Form 10-Q
period 1993-11-27
APOGEE ENTERPRISES INC
filed 1994-01-11
CIK 6845

                                                                  CONFORMED COPY


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

                [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended   November 27, 1993  Commission File Number   0-6365

                             APOGEE ENTERPRISES, INC.
                  (Exact Name of Registrant as Specified in Charter)

                   Minnesota                    41-0919654
            (State of Incorporation)       (IRS Employer ID No.)


      7900 Xerxes Avenue South, Suite 1800, Minneapolis, Minnesota  55431
                   (Address of Principal Executive Offices)


                Registrant's Telephone Number   (612) 835-1874


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES    X     NO
                                          -------     -------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


             Class                            Outstanding at December 31, 1993
Common Stock, $.33-1/3 Par Value                         13,315,492

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               TABLE OF CONTENTS
                    FOR THE QUARTER ENDED NOVEMBER 27, 1993


           Description                                          Page
           -----------                                          ----

PART I
- ------

Item 1.    Financial Statements

           Consolidated Balance Sheets as of November 27, 1993
           and February 27, 1993                                   3

           Consolidated Results of Operations for the
           Three Months and Nine Months Ended
           November 27, 1993 and November 28, 1992                 4

           Consolidated Statements of Cash Flows for
           the Nine Months Ended November 27, 1993
           and November 28, 1992                                   5

           Notes to Consolidated Financial Statements              6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations        7-10

PART II    Other Information
- -------

Item 6.    Exhibits                                               11

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)


                                                  November 27,  February 27,
                                                      1993          1993
                                                  ------------  ------------
ASSETS

Current assets
  Cash and cash equivalents                         $  1,291      $  8,908
  Receivables, net                                   158,423       106,421
  Inventories                                         45,780        40,189
  Deferred income taxes                                9,381         8,481
  Other current assets                                 6,927         5,030
                                                    --------      --------
    Total current assets                             221,802       169,029
                                                    --------      --------

Property, plant and equipment, net                    66,225        66,128

Intangible assets, at cost less
  accumulated amortization                             3,421         4,917
Investments in and advances to
  affiliated companies                                11,509        10,179
Other assets                                           1,270         1,203
                                                    --------      --------
    Total assets                                    $304,227      $251,456
                                                    ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                  $ 46,979      $ 37,200
  Accrued expenses                                    39,176        36,414
  Billings in excess of costs and earnings
    on uncompleted contracts                          21,717        17,440
  Accrued income taxes                                 4,468         4,556
  Notes payable                                       22,800             -
  Current installments of long-term debt               4,056         4,177
                                                    --------      --------
    Total current liabilities                        139,196        99,787
                                                    --------      --------

Long-term debt                                        35,809        28,419

Other long-term liabilities                           12,436        10,915

Shareholders' equity
  Common stock, $.33-1/3 par value;
    authorized 50,000,000 shares; issued
    and outstanding 13,215,000 and
    13,177,000 shares, respectively                    4,405         4,392
  Additional paid-in capital                          16,375        15,845
  Retained earnings                                   96,006        92,098
                                                    --------      --------
    Total shareholders' equity                       116,786       112,335
                                                    --------      --------
    Total liabilities and shareholders' equity      $304,227      $251,456
                                                    ========      ========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED RESULTS OF OPERATIONS
                  FOR THE THREE MONTHS AND NINE MONTHS ENDED
                    NOVEMBER 27, 1993 AND NOVEMBER 28, 1992
           (Thousands of Dollars Except Share and Per Share Amounts)

                                          Three Months Ended            Nine Months Ended
                                     ----------------------------  ----------------------------
                                     November 27,   November 28,   November 27,   November 28,
                                         1993           1992           1993           1992
                                     ------------   ------------   ------------   ------------

Net sales                             $   184,529    $   146,723    $   508,849    $   423,403

Cost of sales                             160,612        126,864        442,892        363,453
                                      -----------    -----------    -----------    -----------

    Gross profit                           23,917         19,859         65,957         59,950

Selling, general and
  administrative expenses                  18,617         17,769         55,156         53,509
Equity in (earnings) of
  affiliated companies                       (259)        (1,086)        (1,453)        (1,337)
                                      -----------    -----------    -----------    -----------

    Operating income                        5,559          3,176         12,254          7,778

Interest expense, net                         916            376          2,236          1,378
                                      -----------    -----------    -----------    -----------

    Earnings before income taxes            4,643          2,800         10,018          6,400

Income taxes                                1,741            780          3,757          2,112
                                      -----------    -----------    -----------    -----------

    Net earnings before
      cumulative effect of change
      in accounting principle               2,902          2,020          6,261          4,288

Cumulative effect of change in
  accounting principle                          -              -            525              -
                                      -----------    -----------    -----------    -----------

    Net earnings                      $     2,902    $     2,020    $     6,786    $     4,288
                                      ===========    ===========    ===========    ===========

Earnings per common and common
    equivalent share:
  Earnings per share before
    cumulative effect of change
    in accounting principle           $       .22    $       .15    $       .47    $       .32
  Cumulative effect of change in
    accounting principle                        -              -            .04              -
                                      -----------    -----------    -----------    -----------

Earnings per share                    $       .22    $       .15    $       .51    $       .32
                                      ===========    ===========    ===========    ===========

Weighted average number of
  common and common equivalent
  shares outstanding                   13,278,000     13,182,000     13,252,000     13,329,000
                                      ===========    ===========    ===========    ===========

Cash dividends per common share       $      .075    $      .070    $      .215    $       .20
                                      ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED NOVEMBER 27, 1993 AND NOVEMBER 28, 1992
                            (Thousands of Dollars)

                                                             1993       1992
                                                           --------   ---------
OPERATING ACTIVITIES
Net earnings                                                  6,786      4,288
Adjustments to reconcile net earnings to net
  cash used in operating activities:
    Cumulative effect of change in accounting principle        (525)         -
    Depreciation and amortization                            11,180     11,299
    Provision for losses on accounts receivable               1,955        965
    Noncurrent deferred income taxes                           (660)       (56)
    Equity in net earnings of affiliated
      companies                                              (1,453)    (1,337)
    Other, net                                                    1         97
    Changes in operating assets and liabilities,
      net of effect of acquisitions:
        Receivables                                         (53,433)    (9,695)
        Inventories                                          (3,305)     3,252
        Other current assets                                 (1,674)      (558)
        Accounts payable and accrued expenses                12,541     (5,951)
        Billings in excess of costs and earnings
          on uncompleted contracts                            4,277      5,542
        Accrued and current deferred income taxes              (463)    (2,009)
        Other long-term liabilities                           2,181      1,523
                                                           --------   --------
          Net cash (used in) provided by operating
           activities                                       (22,592)     7,360
                                                           --------   --------

INVESTING ACTIVITIES
Capital expenditures                                         (8,204)    (7,182)
Acquisition of businesses, net of cash acquired              (3,834)      (289)
Investments in and advances to affiliated companies              98     (4,032)
Other, net                                                     (844)       (35)
                                                           --------   --------
          Net cash used in investing activities             (12,784)   (11,538)
                                                           --------   --------

FINANCING ACTIVITIES
Payments on long-term debt                                   (6,831)    (7,714)
Proceeds from issuance of long-term debt                     14,100      8,300
Proceeds from issuance of notes payable                      22,800          -
Proceeds from issuance of common stock                          554      1,508
Repurchase and retirement of common stock                       (20)    (3,882)
Dividends paid                                               (2,844)    (2,661)
                                                           --------   --------
          Net cash provided by (used in) financing
            activities                                       27,759     (4,449)
                                                           --------   --------
Decrease in cash                                             (7,617)    (8,627)
Cash and cash equivalents at beginning of period              8,908     18,742
                                                           --------   --------
Cash and cash equivalents at end of period                 $  1,291   $ 10,115
                                                           ========   ========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

    Principles of Consolidation

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 27, 1993 and February 27, 1993, and the results of operations for the three months and nine months ended November 27, 1993 and November 28, 1992 and cash flows for the nine months ended November 27, 1993 and November 28, 1992. Certain prior year amounts have been reclassified to conform to the current period presentation.

    The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes.

    The results of operations for the nine-month period ended November 27, 1993 and November 28, 1992 are not necessarily indicative of the results to be expected for the full year.

    Accounting period
    -----------------

    The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.  Inventories

    Inventories consist of the following:

                                                 November 27,  February 27,
                                                     1993          1993
                                                 ------------  ------------

    Raw materials and supplies                     $10,727        $ 8,819
    In process                                       4,566          2,315
    Finished goods                                  26,136         23,148
    Costs in excess of billings on
     uncompleted contracts                           4,351          5,907
                                                   -------        -------

                                                   $45,780        $40,189
                                                   =======        =======

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Sales and Earnings
- ------------------
Earnings for the third quarter rose 44 percent to $2.9 million, or 22 cents per share, from $2.0 million, or 15 cents per share, a year earlier. Sales for the
same period climbed 26 percent to $184.5 million from $146.7 million.   Year-to-
date earnings and sales climbed 46 percent and 20 percent, respectively, before a gain of $525,000 recorded in the first quarter due to a change in accounting principle.

Strong revenue growth in commercial construction, specifically the recently acquired CFEM Facades, and glass fabrication accounted for most of the sales gain, while sharply improved profitability in glass fabrication and steady gains in auto glass and consumer glass markets combined to produce the higher earnings in both the current quarter and year to date.


The following table presents the percentage change in sales and operating income for the Company's four divisions and on a consolidated basis, for three and nine months when compared to the corresponding periods a year ago. Divisional results were mixed and are explained below.

                                              Percentage Change
                                --------------------------------------
                                Three Months Ended   Nine Months Ended
                                 November 27, 1993   November 27, 1993
                                ------------------   -----------------

                                         Operating           Operating
     Division                   Sales     Income     Sales    Income
     --------                   -----    ---------   -----   ---------
     Commercial Construction     41         Loss       29       Loss
     Window Fabrication          (8)        Loss        4       Loss
     Glass Fabrication           33          84        20         60
     Installation and
      Distribution               10          16        15        145

     Consolidated                26          75        20         58





Commercial Construction
- -----------------------
As noted, the Commercial Construction Division's (CCD) revenues rose due largely to the recently acquired CFEM Facades (CFEM). CFEM reported a profit for the quarter while the remainder of the division continued to produce disappointing results. Very tight margins, especially in U.S. construction markets, along with high overseas operating costs, accounted for CCD's loss. Though the division reported a loss, CCD has narrowed the loss through continued work on overhead reduction and improved margins. Results in upcoming quarters, however, will likely continue to reflect the competitive nature of CCD's markets.

CCD's backlog rose 14% from the end of the second quarter to $386 million. The increase was principally due to the $80 million Kuala Lumpur job added to the Asian segment of CCD. Without the Kuala Lumpur job, CCD's backlog fell nine percent from the August ending balance. Overall the Company's consolidated backlog rose to $423.9 million at the end of the third quarter, up 46% from a year ago and up 32% from the beginning of the fiscal year.

Window Fabrication
- ------------------
The Window Fabrication Division registered a decline in sales and an operating loss for the quarter. The architectural units experienced a number of manufacturing difficulties resulting in delayed deliveries and higher inventories. These factors, combined with low margins on current projects, led to another quarterly loss. The group is reviewing all aspects of its production systems to improve manufacturing efficiency and customer service. Earnings from the window coverings units helped to partially offset the architectural results, but a change in sales mix kept window coverings profit margin below historical levels.

Glass Fabrication
- -----------------
Glass Fabrication Division's (GFD) units produced significant earnings and sales growth in the third quarter. Strong demand for replacement auto glass supplied by GFD's Curvlite unit led the improvement although signs of slowing demand began to be felt. Viracon, the division's fabricator of architectural glass, also showed sizable earnings growth. The unit was near capacity as demand for its higher-value fabricated glass grew partly a result of competitor withdrawals.

Tru Vue, GFD's picture framing glass unit, continued to record healthy sales and earnings gains while proceeding with its integration of Miller Matboard, which was acquired early in the year. Marcon Coatings (Marcon), a joint venture, reported improved results for the quarter on higher volume. GFD expects further improvements in coming quarters.

Installation and Distribution
- -----------------------------
The Installation and Distribution Division (IDD) once again achieved strong results in both sales and earnings. High demand for replacement auto glass was the leading factor for the continued showing, although the division, like GFD's Curvlite unit, felt trailing off of demand near quarter end, some of which was seasonal. Fourth quarter results will depend on sales levels as IDD moves into its historically slowest quarter.

The division opened five distribution centers in the first nine months of the fiscal year bringing its total to 45 distribution facilities and 238 stores.

Viratec Thin Films
- ------------------
Viratec Thin Films (Viratec), a 50%-owned optical-grade glass coating joint venture, again reported solid gains for the period. Recently, some softness in pricing of coated glass for computer monitors has been noted. Meanwhile, the order backlog rose to a record level, and new product development efforts continue.

Consolidated
- ------------
The following table compares quarterly results with year ago results, as a percentage of sales, for each caption.

                               Three Months Ended    Nine Months Ended
                              -------------------   -------------------

                              Nov. 27,   Nov. 28,   Nov. 27,   Nov. 28,
                                1993       1992       1993       1992
                              --------   --------   --------   --------

Net sales                       100.0      100.0      100.0      100.0
Cost of sales                    87.0       86.5       87.0       85.8
                                -----      -----      -----      -----
   Gross profit                  13.0       13.5       13.0       14.2
Selling, general and
 administrative expenses         10.1       12.1       10.8       12.7

Equity in earnings of
 affiliated companies            (0.1)      (0.7)      (0.3)      (0.3)
                                -----      -----      -----      -----
   Operating income               3.0        2.2        2.4        1.8
Interest expense, net             0.5        0.3        0.4        0.3
                                -----      -----      -----      -----
Earnings before income
   taxes                          2.5        1.9        2.0        1.5

Income taxes                      0.9        0.5        0.7        0.5
                                -----      -----      -----      -----
  Net earnings before
    cumulative effect of
    change  in accounting
    principle                     1.6        1.4        1.2        1.0
Cumulative effect of
  change in accounting
  principle                       0.0        0.0        0.1        0.0
                                -----      -----      -----      -----
Net earnings                      1.6        1.4        1.3        1.0
                                =====      =====      =====      =====

Income tax rate                  37.5%      27.9%      37.5%      33.0%

On a consolidated basis for the three and nine months periods, cost of sales, as a percentage of net sales, rose as very thin margins at CCD and WFD's architectural units more than offset margin gains experienced within the auto replacement glass and fabricated architectural glass businesses. Selling, general and administrative (SG & A) expenses crept slightly higher but decreased as a percentage of sales due to higher sales. For the quarter, equity in earnings of affiliated companies decreased sharply, as earnings at the recently expanded Marcon Coatings joint venture significantly trailed last year's strong results. Also, the higher-than-expected earnings at the Viratec Thin Films joint venture resulted in the recording of income tax expense for the affiliated companies as their net operating loss carryforward will be fully utilized this fiscal year.

Net interest expense jumped significantly as increased borrowings were required to meet working capital needs. Income tax rates are slightly higher than a year ago, principally due to the higher earnings than a year ago, when a greater portion of profits reflected equity in earnings of affiliated companies, which are nontaxable at the consolidated level.

Liquidity and Capital Resources
- -------------------------------
The November balance sheet and the statement of cash flows reflect the working capital needs associated with the higher sales levels. Accounts receivable rose by 49% from the beginning of the year compared to sales growth of 20%. This was partially due to delayed collection on a major curtainwall project. Subsequent to quarter end, the account was brought current. Inventory growth reflected higher inventory levels at IDD due to its additional distribution facilities and higher work-in-progress inventories at WFD due to manufacturing bottlenecks discussed earlier.

During the quarter, the company raised its quarterly cash dividend 7% to 7.5 cents a share.

                                                                  CONFORMED COPY


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       APOGEE ENTERPRISES, INC.


Date:      January 7, 1994             Donald W. Goldfus
      -------------------------        ---------------------------------------
                                       Donald W. Goldfus
                                       Chairman of the Board and
                                         Chief Executive Officer


Date:      January 7, 1994             William G. Gardner
      -------------------------        ---------------------------------------
                                       William G. Gardner
                                       Treasurer, Chief Financial Officer
                                         and Secretary

                                                                      EXHIBIT II

   STATEMENT OF DETERMINATION OF COMMON SHARES AND COMMON SHARE EQUIVALENTS
   ------------------------------------------------------------------------



                             Average No. of Common       Average No. of Common
                             Shares & Common Share       Shares & Common Share
                            Equivalents Assumed to      Equivalents Assumed to
                             be Outstanding During       be Outstanding During
                            the Three Months Ended       the Nine Months Ended
                          --------------------------  --------------------------
                          November 27,  November 28,  November 27,  November 28,
                              1993          1992          1993          1992
                          ------------  ------------  ------------  ------------

Weighted average number
of common shares
outstanding (a)            13,221,058    13,176,880    13,212,376    13,323,778

Common share equivalents
resulting from the
assumed exercise of
stock options (b)              56,819         4,710        40,052         4,999
                           ----------    ----------    ----------     ---------

Total primary common
shares and common share
equivalents                13,277,877    13,181,590    13,252,428    13,328,777
                           ==========    ==========    ==========    ==========

(a) Beginning balance of common stock adjusted for changes in amount outstanding, weighted by the elapsed portion of the period during which the shares were outstanding.

(b) Common share equivalents computed by the "treasury" method. Share amounts represent the dilutive effect of outstanding stock options which have an option value below the average market value for the current period.