Form 10-K
period 1994-02-26
APOGEE ENTERPRISES INC
filed 1994-05-27
CIK 6845

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934  [FEE REQUIRED]

                  For the fiscal year ended February 26, 1994
                                            -----------------

      [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

Commission File Number 0-6365

                             APOGEE ENTERPRISES, INC.
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                    41-0919654
            ---------                                     ---------
 (State or other jurisdiction of             IRS Employer Identification Number
 incorporation or organization)

  7900 Xerxes Avenue South - Suite 1800
         Minneapolis, Minnesota                             55431
  -------------------------------------                     -----
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (612) 835-1874
                                                    --------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock $.33-1/3 Par Value
            -------------------------------------------------------
                                 Title of Class

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No      .
                                               -----     -----

  The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 1994 was $142,600,864. The number of shares outstanding of the Registrant's Common Stock at March 31, 1994 was 13,313,131.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 1994.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                            APOGEE ENTERPRISES, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                      For the year ended February 26, 1994

              Description                                           Page
              -----------                                           ----
PART I
- - ------
Item 1.       Business                                               3

Item 2.       Properties                                             7

Item 3.       Legal Proceedings                                      8

Item 4.       Submission of Matters to a Vote
              of Security Holders                                    8

              Executive Officers of the Registrant                   8

PART II
- - -------
Item 5.       Market for the Registrant's
              Common Equity and Related
              Stockholder Matters                                    9

Item 6.       Selected Financial Data                               10

Item 7.       Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                             11

Item 8.       Financial Statements and
              Supplementary Data                                    16

Item 9.       Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                                  16

PART III
- - --------
Item 10.      Directors and Executive Officers
              of the Registrant                                     16

Item 11.      Executive Compensation                                16

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management                      16

Item 13.      Certain Relationships and
              Related Transactions                                  16

PART IV
- - -------
Item 14.      Exhibits, Financial Statement
              Schedules, and Reports on Form 8-K                    16

              Index of Financial Statements and Schedules          F-1

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

The Company
- - -----------

 Apogee Enterprises, Inc. is a holding company incorporated under the laws of the State of Minnesota in 1949. The Company, through its operating subsidiaries, is primarily engaged in the fabrication, distribution and installation of curtainwall, aluminum windows and glass products. Four divisions comprise Apogee's operations: Commercial Construction (CCD), Window Fabrication (WFD), Glass Fabrication (GFD), and Installation and Distribution
(IDD). These divisions serve the commercial and institutional building markets, detention/security, as well as the automotive glass replacement, consumer and industrial markets. Financial information about the Company's divisions can be found at Note 17 - Business Segments of the Notes to consolidated financial statements of Apogee Enterprises, Inc. contained in a separate section of this report. See "Index of Financial Statements and Schedules"

 Unless the context otherwise requires, the terms "Company" and "Apogee" as used herein refer to Apogee Enterprises, Inc. and its subsidiaries.

Commercial Construction
- - -----------------------

 The Company's Commercial Construction Division, operating principally under the name "Harmon Contract", is engaged in the design, engineering, procurement and installation of custom and standard curtainwall and window systems for commercial, institutional and detention/security buildings. The Company is the nation's largest curtainwall and glazing contractor with bidding offices throughout the United States as well as in Europe and Asia. CCD performs a subcontractor role at the building site for the purpose of erecting the building's exterior enclosure. This enclosure typically consists of a metal framing system which is glazed (filled) with glass in the vision areas and with opaque glass or panels in the non-vision (spandrel) areas. Panels are usually made from aluminum, precast concrete or natural stone. The division procures its materials from a number of independent fabricators, including the Company's Window Fabrication and Glass Fabrication Divisions. CCD also serves as a stone subcontractor, setting stone on both the exterior and interior of buildings, including floors, benches and lavatories.

 CCD also has seven replacement glazing operations located around the country. These centers offer complete replacement or remodeling glass services for residential and commercial buildings. CCD's engineering capabilities have been used to duplicate the original design or create a completely new appearance while updating costly old window systems with inexpensive energy efficient systems.

 CCD competes in the detention/security market through its Norment operating unit. Norment, based in Montgomery, Alabama, is a leader in the design, manufacture and installation of institutional and governmental security and detention systems. CCD also operates two other detention related companies including Airteq, located in Portland, Oregon, and EMSS, located in San Francisco, California. Airteq holds patents on the manufacture of pneumatic locks used in Norment's and other detention/security systems. EMSS is a detention equipment contractor in the prison/security industry, which operates primarily on the West Coast.

 In July 1993, CCD acquired an 80% interest in CFEM Facades (CFEM) a French company engaged in both the manufacture and installation of curtainwall. This office, in addition to the other European and Asian offices, has given the division a stronger presence in overseas markets.

 CCD is subject to normal subcontractor's risks, including material and wage increases, construction and transportation work stoppages and contractor credit worthiness. In addition, office vacancy rates, tax laws concerning real estate and interest rates are important factors which affect nonresidential construction markets. Reduced competition on larger projects, custom designing capability and a trend toward the use of more sophisticated materials for energy conservation and design flexibility, have helped CCD increase its market share over the past several years.

Window Fabrication
- - ------------------

 The Window Fabrication Division's principal business is the design and manufacture of high-quality, thermally-efficient aluminum window and curtainwall systems. WFD also provides aluminum anodizing and painting services and manufactures and markets miscellaneous architectural metal products and interior window covering products. The division currently operates six businesses, based in Wausau, Wisconsin.

 WFD markets aluminum windows and curtainwall systems (an exterior multi-story wall consisting of an aluminum framing system anchored to steel or concrete, glazed with glass in the vision area and with panels in the non-vision areas) under the "Wausau Metals" name. These products meet high standards of wind load capacity and resistance to air and moisture seepage. WFD aluminum window frame designs are engineered to be thermally efficient, utilizing high-strength polyurethane to limit the transfer of heat or cold through the window frame.

 Wausau Metals' products are marketed through a nationwide network of distributors and a direct sales staff. Sales are made to building contractors, including Harmon Contract, for new construction and to building owners for retrofitting older buildings. Wausau Metals maintains design and product engineering staffs to prepare aluminum window and curtainwall system designs to fit customers' needs and to originate new product designs. Wausau Metals occasionally joins Harmon Contract in pursuing certain projects, as many architects and general contractors prefer to work with an experienced curtainwall subcontractor and manufacturer team.

 Wausau Metals' curtainwall and aluminum window systems are often glazed at the building site. Wausau Metals fabricates much of its own insulating glass for factory glazing requirements. When a customer specifies safety glazing materials, such as tempered or laminated glass, these materials are occasionally purchased from the Company's Glass Fabrication Division. Extruded aluminum is purchased from several principal suppliers and window system hardware is obtained from several sources.

 Operating under the "Linetec" name, WFD also operates a  metal coating facility
which provides anodized and fluoropolymer coatings to metal.   Anodizing is the
electrolytic process of putting a protective, often colored, oxide film on light
metal, typically aluminum.   Fluoropolymer coatings are high quality paints
which are sometimes preferred over anodizing because of the wide color selection. Coatings are applied to window and curtainwall components for the Company, as well as other companies' architectural and industrial aluminum products.

 The division also offers several types of window coverings for residential, commercial and institutional markets, under the "Nanik" and "Shuttery" names. Nanik manufactures various types of custom aluminum, wood and polycarbonate venetian blinds, and markets them primarily to interior designers through independent distributors. The Shuttery is a manufacturer of custom wooden and vinyl interior shutters. Nanik Wood Products was formed in 1991 to provide a reliable source of wood mouldings for both Nanik and The Shuttery, while allowing both units to improve inventory control and production efficiency. All three companies operate manufacturing facilities in Wausau, Wisconsin.

Glass Fabrication
- - -----------------

 The Glass Fabrication Division fabricates finished glass products and provides glass coating services, primarily under the "Viracon", "Marcon" and "Tru Vue" names, for the architectural, automotive, consumer and industrial markets. The Company's glass fabrication and coating activities are conducted at four facilities, three in Owatonna, Minnesota and one in Chicago, Illinois.

 GFD purchases flat, unprocessed glass in bulk quantities from which it fabricates a variety of glass products, including insulating, tempered and laminated architectural glass; security glass; laminated and tempered automotive and industrial glass; anti-reflection and UV-light blocking picture framing glass; and provides reflective and low-emissivity coatings on glass.

 Tempered glass is a heat-processed safety glass which is four to five times stronger than ordinary glass, breaks into "pebbles" rather than sharp pieces and has architectural, automotive and industrial applications. Laminated glass consists of two or more pieces of glass fused with a plastic interlayer and is used primarily for strength and safety in automobile windshields and skylights and in security applications. Sales of laminated and tempered safety glass products have increased with the adoption of federal and state safety glazing standards. Insulating glass, comprised of two or more pieces of glass separated by a sealed air space, is used in architectural and residential applications for thermal control.

 GFD's Viracon unit is able to fabricate all types of architectural glass (insulating, laminated, tempered and combinations of all three) at its Owatonna complex. Combined with the adjacent Marcon's glass coating capabilities, GFD is able to provide a full range of products from a central location. GFD markets its products nationally and overseas to glass distributors, glazing contractors (including CCD) and industrial glass fabricators. A substantial portion of its glass products is delivered to customers by GFD's fleet of company-owned trucks, providing "backhaul" capability for its raw materials, thereby reducing shipping time, transportation costs and breakage expense. The Company believes Viracon is the largest architectural glass fabricator in the United States.

 The primary products of the division's automotive unit, known as Viracon/Curvlite, are replacement windshields for foreign and domestic automobiles and tempered and laminated parts for the transportation industry. It fabricates approximately 800 types of replacement windshields which are marketed nationally to distributors and glass shops, including the Company's Installation and Distribution Division.

 Tru Vue, located in Chicago, Illinois, is one of the largest domestic manufacturers of picture framing glass. Tru Vue provides its customers with a full array of picture framing glass products, including clear, reflection control, which diminishes reflection, and conservation glass, which blocks ultraviolet rays. The products are distributed primarily through independent distributors who, in turn, supply the local picture framing market. During 1993, Tru Vue acquired Miller Cardboard Corp. (Miller). Miller, located in New York City, is a manufacturer of conservation picture framing matboard, which complements Tru Vue's glass product offerings.

 Viracon is a 50% owner of Marcon Coatings, Inc., (Marcon) a joint venture glass coating facility with Marvin Windows ("Marvin"). Marcon provides glass coating services from its Owatonna, Minnesota facility to Marvin and Viracon, as well as outside customers. Marcon's reflective and low-emissivity coatings reduce energy costs and provide innovative design features for window and curtainwall systems. Low-emissivity coatings are an invisible, metallic film deposited on glass which selectively limits the transfer of heat through the glass. Low-emissivity coated glass represents a fast-growing segment of both residential and non-residential glass markets.

Installation and Distribution
- - -----------------------------

 The Installation and Distribution Division (IDD) is engaged in the automotive and flat glass replacement business through its auto glass service centers (retail) and distribution centers (wholesale) located throughout the country.

 IDD operates 231 auto glass service centers and 45 distribution centers in 35 states, primarily in the Midwest, Great Lakes, and Southeast regions. The glass service centers replace auto glass on the premises and also provide mobile installation service. Primary customers include insurance companies (on behalf of their insured clients), fleet owners and car owners. The glass service centers also carry limited inventories of flat glass, which are sold at retail for such purposes as home window repair and table tops. Some automotive accessories are also sold and installed at the service centers. Quality service is stressed in the service centers, most of which operate under the name "Harmon Glass/TM/." The Company believes Harmon Glass is the second-largest auto glass retailer in the United States.

 The auto glass distribution centers, known as "Glass Depot/TM/", supply the Company-owned glass service centers with auto and flat glass, as well as selling wholesale to other glass installers. Purchases of fabricated automotive glass are made from several primary glass manufacturers and fabricators, including the Company's Glass Fabrication Division.

 In fiscal 1994, the division acquired or opened 5 new wholesale distribution centers, while closing 12 retail auto glass units. The division continues to evaluate opportunities to expand both its retail and wholesale auto glass segments, while closely monitoring existing units' profitability.

 IDD also operates a centralized service for handling auto glass claims under the name Harmon Glass Network/TM/ (Network). This service subcontracts auto claims with nearly 3,000 auto glass stores nationwide. The Network seeks to maximize the electronic exchange of information, which reduces claim costs and eliminates errors. This type of service is a fast -growing segment for the division.

 Under a franchise agreement with Midas International Corporation in 1980, the division operates seven Midas Muffler locations in Minnesota, South Dakota, North Dakota and Wisconsin.

Viratec Thin Films
- - ------------------

 In addition to its four divisions, Apogee owns 50% of Viratec Thin Films, Inc. (Viratec), a optical-quality coating joint venture with Marvin Windows, which was organized in fiscal 1989 in Faribault, Minnesota and began production in early 1990. Viratec develops advanced, optical-display and imaging coatings for glass and other surfaces. These products are used in computer screens, liquid crystal displays, high-quality optical components and high performance mirror products for the imaging industry. Viratec markets optical display and imaging products to both domestic and overseas customers. These customers provide further assembly, marketing and distribution to end users. The Company accounts for its investment in Viratec using the equity method.

Competition
- - -----------

 All segments of the Company's business, other than Viratec, are generally fairly mature and are highly competitive. The curtainwall installation business is primarily price competitive, although the Commercial Construction Division's reputation for quality engineering and service is an important factor in receiving invitations to bid on large projects. In addition to the above factors, CCD has the advantage of having the financial strength and long-term viability of Apogee, which allows CCD to be bonded on even the largest, most complex jobs. This is an important competitive advantage in the bidding of larger contracts. The Window Fabrication Division competes against several major aluminum window manufacturers. WFD primarily serves the custom portion of this market in which the primary competitive factors are product quality, reliable service and the ability to provide technical engineering and design services. The Company's Glass Fabrication Division competes with several large integrated glass manufacturers and numerous smaller specialty fabricators. Product pricing and service are the primary competitive factors in this market. The Installation and Distribution Division competes with other auto glass shops and repair/replacement chains, car dealers and body shops on the basis of pricing and customer service. Its competition consists of national and regional chains as well as significant local competition. Viratec Thin Films has both domestic and foreign competitors, several of whom are older and more established.

 CCD, WFD and GFD serve the nonresidential construction market, which tends to be cyclical and which in recent years has been in decline, both in terms of dollars and square feet of new contract awards. Nonresidential construction, particularly the office building segment, has been hard hit due to the overbuilding in past years, tax law changes, recession, tightening credit standards, business restructurings and other factors. The resulting contraction in demand for building materials and construction services has intensified competition, squeezed profit margins and contributed to some business failures in the market sectors served by the Company. In response to weak markets, the Company's operating divisions have consolidated manufacturing facilities, closed bidding offices and reduced personnel and discretionary expenses. They have also redirected their marketing focus to sectors with relative strength, including remodeling, institutional (including detention/security) and certain international markets such as Asia and Europe. GFD and IDD service the automotive aftermarket which is influenced by a variety of factors, including new car sales, gasoline prices, speed limits, road conditions, the economy, weather and average number of miles driven. A transformation of the industry's pricing structure has intensified competition. In recent years, major purchasers of auto glass, such as insurance companies, have increasingly requested volume pricing and awarded regions to glass providers at significant discounts from historical levels. As a result, margins have narrowed at the retail level and, to a lesser extent, at wholesale and manufacturing levels.

Sources and Availability of Raw Materials
- - -----------------------------------------

 None of the Company's operating units are significantly dependent upon any one supplier. The Company believes a majority of its raw materials (bulk flat glass, aluminum extrusions, automotive glass and related materials) are available from a variety of domestic sources.

Trademarks and Patents
- - ----------------------

 The Company has several nationally recognized trademarks and trade names which it believes have significant value in the marketing of its products. Viratec Thin Films has obtained several patents pertaining to its glass coating methods. However, no single patent is considered to be materially important to the Company.

Foreign Operations and Export Sales
- - -----------------------------------

 CCD has sales offices in Europe and Asia. Sales for those offices were approximately $65,021,000, $6,490,000 and

$22,085,000 for the years ended February 26, 1994, February 27, 1993 and February 29, 1992, respectively. During fiscal 1994, such operations had a $887,000 operating loss. At February 26, 1994, the indentifiable assets of foreign operations totaled $31,786,000. At February 26, 1994, the backlog of work for European and Asian projects was $121 million, $65,000,000 of which is not expected to be reflected as revenue in fiscal 1995. In addition, during the years ended February 26, 1994, February 27, 1993 and February 29, 1992, the Company's export sales, principally from GFD operations, amounted to approximately $27,643,000, $22,808,000 and $18,671,000, respectively.

Employees
- - ---------

 The Company employed 5,863 persons at February 26, 1994, of whom 1,156 were represented by labor unions. The Company is a party to 94 collective bargaining agreements with several different unions. Seventy-six (76) of the collective bargaining agreements will expire during fiscal 1995. The number of collective bargaining agreements to which the Company is a party will vary with the number of cities with active window and curtainwall installation contracts. The Company considers its employee relations to be very good and has not recently experienced any significant loss of work days due to strike.

Backlog
- - -------

 The backlog of orders is significant in the Company's three construction-related activities: window fabrication, glass fabrication and contract installation. At February 26, 1994, the Company's total backlog of orders considered to be firm was $405,000,000, compared with $322,000,000 at February 27, 1993. Approximately $115,000,000 is not expected to be reflected as revenue in fiscal 1995.

ITEM 2.  PROPERTIES
         ----------

 The following table lists, by division, the Company's major facilities, the general use of the facility and whether it is owned or leased by the Company.

Division/Facility               Location       Owned/Leased   Function
- - -----------------               --------       ------------   --------

Commercial Construction
- - -----------------------

CCD headquarters             Minneapolis, MN   Leased         Administrative
United Kingdom facility      Milton Keynes,
                              United Kingdom   Owned          Fabrication/Admin.
Norment                      Montgomery, AL    Owned          Mfg./Admin.
Harmon CFEM -- Sitraco       Pinon, France     Owned          Mfg.
Harmon CFEM -- Facalu        Epernon, France   Owned          Mfg.

Window Fabrication
- - ------------------

Wausau Metals                Wausau, WI        Owned          Mfg./Admin.
Wausau Metals - Plant II     Wausau, WI        Owned          Mfg.
Wausau Metals - Plant III    Wausau, WI        Owned          Mfg.
Nanik                        Wausau, WI        Owned          Mfg./Admin.
Nanik Wood Products          Wausau, WI        Owned          Mfg./Admin.
Linetec Paint                Wausau, WI        Owned          Mfg./Admin.
Shuttery                     Wausau, WI        Leased         Mfg./Admin.
Linetec Anodize              Wausau, WI        Owned          Mfg.

Glass Fabrication
- - -----------------

Viracon                      Owatonna, MN      Owned          Mfg./Admin.
Curvlite                     Owatonna, MN      Owned          Mfg./Admin.

Division/Facility                Location         Owned/Leased  Function
- - -----------------                --------         ------------  --------

Tru Vue                          Chicago, IL      Owned         Mfg./Admin.
Marcon Coatings, Inc.            Owatonna, MN     Owned         Mfg./Admin.

Installation and Distribution
- - -----------------------------

IDD headquarters                 Minneapolis, MN  Leased        Administrative
Harmon Glass Network             Orlando, FL      Owned         Administrative

Other
- - -----

Viratec Thin Films               Faribault, MN    Owned         Mfg./Admin.
Apogee Corporate Office          Minneapolis, MN  Leased        Administrative

 The Commercial Construction Division has fifteen sales offices, five glazing service centers and five fabriacation facilities generally located in major metropolitan areas in the United States, Europe and Asia, virtually all of which are leased.

 The Installation and Distribution Division has 276 retail service centers and warehouses located nationally and seven Midas Muffler franchises located in the Midwest, the majority of which are leased.

 The GFD Curvlite plant; a Wausau Metals facility; the Linetec paint facility; an addition to one of the Wausau Metals plants; a glass warehouse in Minneapolis; and the Orlando administrative center were constructed with the use of proceeds from industrial revenue bonds issued by those cities. These properties are considered owned, since at the end of the bond term, title reverts to the Company.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

 There are no material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

 None.
                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

NAME                            AGE  POSITION
- - ----                            ---  --------

Donald W. Goldfus                60  Chairman of the Board of Directors
                                     and Chief Executive Officer

Gerald K. Anderson               62  President

James L. Martineau               53  Vice President

William G. Gardner               48  Treasurer, Chief Financial
                                     Officer and Secretary

 Executive officers are elected annually by the Board of Directors and serve for a one-year period. With the exception of Gerald K. Anderson, who has a post-employment consulting agreement, no officers have employment contracts with the Company. None of the executive officers or directors of the Company are related.

 All of the above named executive officers have been employees of the Company for more than the last five years.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
         MATTERS
         -------

 Apogee common stock is traded in the National Market System of the NASDAQ over-the-counter market, under the ticker symbol APOG. Stock price quotations are printed daily in major newspapers. During the fiscal year ended February 26, 1994, the average trading volume of Apogee common stock was 259,450 shares per month, according to NASDAQ.

 As of March 31, 1994, there were 13,313,132 shares of common stock outstanding, of which about 6.8 percent were owned by officers and directors of Apogee. At that date, there were approximately 2,322 shareholders of record and 2,953 shareholders for whom securities firms acted as nominees.

 The following chart shows the quarterly range and year-end close of the company's common stock over the past five fiscal years.

                QUARTER            QUARTER           QUARTER            QUARTER         YEAR
                   I                 II                III                IV            END
            ---------------------------------------------------------------------------------
 1990       $  13-15 5/8       $  15-18 3/4       $14 3/4-18 1/2    $13 5/8-18 1/8    $14 3/4
 1991        14 1/4-18 1/4      15 3/4-20 1/8      14 1/4-18 1/4     13 1/4-19 1/4       18
 1992          12 3/4-18        12 3/4-14 1/2      10 3/4-14 3/8        9 1/2-14       12 1/4
 1993        10 1/4-12 3/4       8 1/4-10 3/4       9 3/4-12 1/4      9 3/4-12 1/4     11 5/8
 1994        10 1/4-12 1/2      11 1/2-14 1/4      11 1/4-14 1/2     13 1/2-17 3/4     14 1/2


 It is Apogee's policy to pay quarterly cash dividends in May, August, November and February. Cash dividends have been paid each quarter since 1974 and have been increased each year since then. The chart below shows quarterly cash dividends per share for the past five years.

             QUARTER  QUARTER  QUARTER  QUARTER
                I       II       III      IV     YEAR
          --------------------------------------------
 1990        $0.050   $0.050   $0.050   $0.050  $0.200
 1991         0.060    0.060    0.060    0.060   0.240
 1992         0.065    0.065    0.065    0.065   0.260
 1993         0.065    0.065    0.070    0.070   0.270
 1994         0.070    0.070    0.075    0.075   0.290


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

 The following information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.

                                     1994     1993     1992     1991     1990     1989     1988     1987     1986     1985     1984
                                     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
OPERATING DATA
Net sales                          $ 688.2   572.5    596.3    599.5    589.7    433.7    312.1    279.1    249.6    219.6    181.1
Cost of sales                      $ 604.3   494.2    494.7    499.4    495.9    361.5    254.7    230.8    207.4    186.6      153
   % of net sales                     87.8    86.3       83     83.3     84.1     83.4     81.6     82.7     83.1       85     84.5
Operating income                   $   9.4     8.2     16.7     30.2     30.4     24.3     20.6     17.7     17.4     11.9      9.6
   % of net sales                      1.4     1.4      2.8        5      5.2      5.6      6.6      6.3        7      5.4      5.3
Interest expense, net              $   2.7     1.8        1      1.1      3.8      2.9      0.9      1.2      1.1      1.2      0.4
   % of net sales                      0.4     0.3      0.2      0.2      0.6      0.7      0.3      0.4      0.5      0.5      0.2
Earnings before income taxes       $   6.6     6.5     15.8     28.8     23.4     21.6     19.7     16.1     15.7     11.1      9.3
 and other items
   % of net sales                        1     1.1      2.6      4.8        4        5      6.3      5.8      6.3        5      5.1
Income taxes                       $   2.6     1.9      7.2     11.8      9.3      8.2      8.1      7.6      7.4      5.2      4.2
   % of net sales                      0.4     0.3      1.2        2      1.6      1.9      2.6      2.7        3      2.3      2.3
   Effective tax rate - %             39.8      30       46       41     39.7       38       41     47.2     47.5     47.3     44.5
Net earnings*                      $   3.8     4.5      8.5       17     14.1     13.4     11.6      8.5      8.2      5.8      5.2
   % of net sales                      0.6     0.8      1.4      2.8      2.4      3.1      3.7      3.1      3.3      2.7      2.9
Dividends                          $   3.8     3.6      3.5      3.2      2.7      2.1      1.8      1.5      1.3      1.2      1.1
   % of prior year net earnings       85.1    42.1     20.6     22.7     20.1     18.4     21.2     18.4     23.1       23     14.4

INVESTMENT DATA
Total assets                       $ 306.2   251.5    249.5    250.3    244.1    207.7    143.5    115.7    102.6       91     78.1
Working capital                    $  80.4    69.2     65.4     60.2     59.9       58     38.4     32.1     41.6     37.9     31.2
   Current ratio                       1.6     1.7      1.6      1.6      1.6      1.8      1.8      1.9      2.4      2.5      2.3
Property, plant & equipment, net   $  64.9    66.1     70.6     71.5     69.9     64.7     47.6     39.4       28     24.2     21.6
   Depreciation expense            $  13.4      13     14.2     11.5     10.4      7.7      6.2        4      3.5      2.8      2.3
   Capital expenditures            $    14     9.2       13     12.8       17     23.7     11.3     14.9      7.4      7.2      7.4
Intangible assets, net             $     2     4.9      5.6      5.1      5.2        6      4.5      3.3      1.8      1.7      1.3
   Amortization expense            $   2.3     2.1      2.1      1.8      1.8      1.3      0.4      0.3      0.1      0.1       -
Long-term debt                     $  35.7    28.4     25.3     29.4     41.4     46.3     17.9     12.1     14.2     15.4     10.2
   % of invested capital              21.6    18.7       17     19.9     27.7     33.3     18.7     15.3     19.6     23.4     18.7
Shareholders' equity               $ 114.1   112.3    113.8    109.1     95.8     83.9     72.1     62.6     55.4     48.4     43.5
   % of invested capital                69    74.1     76.6     73.8     64.2     60.4     75.2     78.7     76.6     73.5     79.2

RETURN ON INVESTMENT*
On beginning total assets - %          1.5     1.8      3.4        7      6.8      9.4       10      8.3        9      7.5      7.7
On beginning shareholders' equity - %  3.4       4      7.8     17.8     16.8     18.6     18.6     15.4       17     13.4     13.1
On beginning invested capital - %      2.5       3      5.8     11.4     10.2       14     14.6     11.7     12.5     10.6     10.9

TURNOVER RATIOS
Sales/beginning total assets           2.7     2.3      2.4      2.5      2.8        3      2.7      2.7      2.7      2.8      2.7
Sales/average receivables              5.5     5.7      6.3        6      6.2      5.9      5.9      5.9      5.3      5.1      4.9
Cost of sales/average inventories       13    12.4     12.5       13     13.9     12.6     12.5     13.1     13.7     14.4       14

EMPLOYEE DATA
Number at year end                   5,863   5,358    5,136    5,377    5,258    4,612    3,534    2,908    2,737    2,340    2,185
Total direct compensation -        $ 194.9   154.7    160.6    155.9    139.5    105.1     78.1     75.9     63.4     58.7     47.8
 000,000
Sales per employee (average) -     $ 117.4   109.1    113.4    112.7    119.5    106.5     96.9     98.9     98.3       97     87.7
 000

PER SHARE DATA (ADJUSTED FOR STOCK
DIVIDENDS)
Average shares outstanding -          13.3    13.3     13.5     13.6     13.6     13.4     13.4     13.4     13.3     13.2     13.2
 000,000
Net earnings*                      $  0.29    0.34     0.63     1.25     1.04        1     0.87     0.64     0.62     0.44     0.39
Dividends                          $  0.29    0.27     0.26     0.24      0.2     0.16     0.14     0.11      0.1     0.09     0.08
Shareholders' equity               $  8.57    8.53     8.45     8.09     7.11     6.25     5.40     4.68     4.17     3.65     3.29
Price range during year:
   High                            $17 3/4  12 3/4       18   20 1/8   18 3/4   14 1/4   12 1/4   15 1/8   10 3/4    8 1/2       11
   Low                             $10 1/4   8 1/4    9 1/2   13 1/4       13       10    7 1/2    7 5/8    6 1/8    5 1/8    7 1/4


* Fiscal 1994 figures reflect the cumulative effect of a change in accounting for income taxes, which increased net earnings by $525,000, or 4 cents per share.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL GOALS
- - ---------------
Last year, we reported that weak demand and highly competitive pricing had caused flat sales levels and lower net earnings. In an effort to resume our historical growth rate, we cited short-term measures to more properly size our profit centers to better fit available business. Longer term, we indicated our focus would be to improve quality, reduce costs and become more responsive to customer needs. During fiscal 1994, this focus allowed Apogee to achieve significant sales and earnings growth in our replacement auto glass and fabricated architectural glass businesses. Meanwhile, in our nonresidential construction businesses, we saw further margin erosion and took some false steps as we struggled to achieve the goals noted above.

As we pointed out last year, it is our intention to delay setting specific financial goals until we resumed steady earnings growth. Although we believe important strides were made during the past year, holding off on setting new targets is warranted in light of the difficulties still faced by our construction-related units.

PERFORMANCE
- - -----------
     FISCAL 1994 COMPARED TO FISCAL 1993
The following table illustrates the relationship between various components of operations, stated as a percent of net sales, for the three years ended February 26, 1994.

                                                 PERCENT OF NET SALES
                                          -----------------------------------
                                          1994            1993           1992
                                          ----            ----           ----
Net sales.............................   100.0           100.0          100.0

Cost of sales.........................    87.8            86.3           83.0

Gross profit..........................    12.2            13.7           17.0

Selling, general and administrative
 expenses.............................    10.4            12.5           12.8

Equity in net (earnings) loss of
 affiliated companies.................    (0.3)           (0.3)           0.4

Provision for business restructuring
 and asset valuation..................     0.8              -             1.0

Operating income......................     1.4             1.4            2.8

Interest expense, net.................     0.4             0.3            0.2

Earnings before income taxes and other
 items................................     1.0             1.1            2.6

Income taxes..........................     0.4             0.3            1.2

Minority interest.....................     0.1              -              -

Net earnings before cumulative effect
 of change in accounting principle....     0.5             0.8            1.4

Cumulative effect of change in
 accounting principle.................     0.1              -              -

Net earnings..........................     0.6             0.8            1.4


Consolidated net sales rose 20% to $688 million in fiscal 1994 due to strong replacement auto glass markets, higher overseas nonresidential construction activity and improved demand for architectural glass products. Our window coverings and nonglare picture framing glass units also reported improved sales.

Low margins in construction markets, ineffective project management and poor factory utilization by our window fabrication division's architectural units caused Apogee's gross profit, as a percent of sales, to fall for the second straight year. Replacement auto glass and architectural glass markets continued to be very competitive, but strong demand for such products allowed for firmer pricing, partially offsetting the negative impact of the factors noted above.

Selling, general and administrative expenses decreased slightly from a year earlier, as we benefited from cost containment efforts throughout the company. This represented a sharp decline as a percent of sales. Higher information systems costsand expanded marketing expenditures were offset by improvements made in other areas.

Our equity in net earnings of affiliated companies rose 22% in fiscal 1994. Significant earnings improvement at Viratec Thin Films (Viratec) was somewhat offset by lower earnings at Marcon Coatings (Marcon) and the taxability of a portion of Marcon's and Viratec's earnings as their net operating loss carryforwards became fully utilized.

During the fourth quarter of fiscal 1994, Apogee recorded a provision of $5.6 million ($4.5 million after tax, or 34 cents per share), for business restructuring and asset valuation to reflect the costs of consolidating or closing 10 commercial construction division offices and facilities, of writing down certain assets and of reorganizing the window fabrication division's architectural products group. The provision consisted of asset write-downs of $2.5 million plus projected cash outlays of $3.1 million. Most of the $3.1 million will be expended in fiscal 1995 for equipment relocation, employee severance and facility closing costs.

The asset valuation component of the provision included a $1,600,000 write-off of certain intangible assets, principally patents and non-compete agreements. Based on our review of expected results for the related operations, we determined that the intangibles assets held no future value and, therefore, were written off. We also wrote down to estimated net realizable value a facility scheduled for closure in the amount of $850,000. We believe that our restructuring plan has resulted in cost reductions which will benefit future periods. However, we expect the greatest benefits will derive from improved project selection, bidding and project management resulting from selective centralization of certain functions.

The charge described immediately above was the primary factor leading to Apogee's first-ever reported quarterly loss: $3.0 million, or 22 cents per share, for the thirteen weeks ended February 26, 1994.

Despite relatively low interest rates, net interest expense jumped 52% to $2.7 million in fiscal 1994, as borrowing levels increased to meet significant working capital needs.

We recorded a first quarter gain of $525,000, or 4 cents a share, due to the adoption of Statement of Financial Accounting Standards No. 109-Accounting for Income Taxes (SFAS 109). Under SFAS 109, our deferred tax liabilities declined, primarily reflecting the fact that deferred taxes on depreciation were originally booked at higher tax rates than current tax rates. Other deferred tax assets and liabilities were essentially unchanged due to implementation of SFAS 109.

The effective tax rate for fiscal 1994 was 39.8%, up from 30.0% a year ago. The rise was primarily due to the increase in our deferred tax asset valuation allowance related to a capital loss carryforward.

The provision for business restructuring and asset valuation and the poor performance of our nonresidential construction units combined to offset the strong results of Apogee's architectural glass and replacement auto glass operations, leading consolidated net earnings, including the SFAS 109 accounting change, to fall 15 % to $3.8 million, or 29 cents per share, from $4.5 million, or 34 cents per share, in 1993. Return on beginning shareholders' equity was 3.4% compared with 4.0% a year ago.

SEGMENT ANALYSIS
- - ----------------
Apogee is organized into four operating divisions, plus the Viratec Thin Films joint venture. Each segment is discussed below.

Commercial Construction

The Commercial Construction Division (CCD), the nation's largest designer and installer of curtainwall and window systems, continued to encounter extremely tough nonresidential construction market conditions. While growth in overseas markets pushed up revenues by 24%, highly competitive pricing took its toll, eroding already very thin margins. In addition, the complexity of many projects stretched the division's ability to effectively manage its book of work. Along with the high costs of international marketing and setting up overseas offices, the aforementioned factors caused CCD to record a $19.0 million operating loss, compared to a $5.1 million operating loss in fiscal 1993. CCD took several steps to lower overhead during fiscal 1994, including closing or consolidating several domestic sales offices. The division's loss included $4.7 million of the provision for business restructuring and asset valuation described above.

During the year, CCD acquired majority ownership of one of Europe's leading curtainwall contracting firms, CFEM Facades (CFEM). The acquisition provided CCD with substantial backlog, a medium-sized manufacturing facility and expertise in European construction techniques. CFEM generated significant sales and operating income during fiscal 1994.

CCD achieved sharp backlog growth in 1994, finishing the year with $365 million in backlog, up 26% from a year ago. The growth came from European and Asian markets, primarily the addition of the $80 million Petronas Towers project in Kuala Lumpur, Malaysia. While the growth in overseas contracts has bolstered the division's backlog, approximately $115 million will not be reflected as revenue in fiscal 1995.

Window Fabrication

The difficult market conditions of the nonresidential construction industry contributed to erratic order flow, poor pricing and inconsistent factory utilization at the window fabrication division (WFD). The division suffered an operating loss of $3.5 million, after losing $506,000 the previous year. WFD's architectural units, which serve the commercial and institutional construction markets with custom aluminum windows and curtainwalls, had a 10% rise in revenues, to $83 million, but narrow margins and costs of re-work and rush shipping orders more than offset the sales gain. The division's results included $850,000 of the restructuring and asset valuation provision.

The window coverings group of WFD produced strong revenues and earnings, partially offsetting the architectural units' loss. Sales volume was good, but a change in sales mix toward lower margin products kept the group from reporting improved margins. Substantial operating improvements at The Shuttery also helped the group strengthen earnings. The group continues to improve operations and shorten lead times, which should help to produce continued good results in fiscal 1995.

Glass Fabrication

The glass fabrication division (GFD) leveraged sales growth across all product lines into a 73% improvement in operating income, to $13.6 million. Sales rose 21% to $135 million. Strong demand for replacement auto glass required Curvlite, the division's auto glass fabricating unit, to operate at near-capacity levels throughout the year. The resulting efficiency led to sharp unit cost reduction, offsetting price weakness.

GFD's architectural glass unit, Viracon, also experienced strong product demand, as key competitors left the business due to market weakness. Pricing also improved slightly as industry demand temporarily exceeded capacity. High demand, a healthy year-end backlog and selected increases in production capacity should allow for further earnings improvements in fiscal 1995.

The division's picture framing glass unit, Tru Vue, reported stellar results for the year. Tru Vue's sales rose 7%, which combined with productivity gains to improve operating income by 34%. Tru Vue also acquired the assets of Miller Artboard, a manufacturer of picture framing matboard, which complements Tru Vue's product offerings.

Viracon's 50%-owned joint venture, Marcon Coatings, placed its second coater in service during fiscal 1994. The unit was able to boost shipments to both joint venture partners and produced a solid profit for the year. However, earnings were lower than last year due to higher depreciation, debugging costs and training expenses.

Installation and Distribution

The installation and distribution division (IDD), the nation's second largest retail chain of automotive glass stores, grew sales 19% and earnings 138%. In fiscal 1993, IDD realigned its structure from a regional to a national focus, and split its lines of business into retail and wholesale. This realignment helped the division capitalize on increased unit movement and firmer pricing in the replacement auto glass market. Same-store revenues rose 15%, reflecting industry growth and increased market penetration. The Harmon Glass Network, which subcontracts with more than 3,000 auto glass stores nationwide, reported a 53% jump in sales, about two-thirds of which were handled by company-owned stores.

The division also increased its market penetration by adding 5 wholesale distribution centers during the year, for a year-end total of 45 locations. At February 26, 1994, IDD also had 231 retail glass stores and 7 Midas Muffler franchises in 38 states.

The division plans to speed up its development of information systems and communications technology during the upcoming year. Additional retail store and warehouse expansion also is anticipated.

Viratec Thin Films

Viratec Thin Films (Viratec), a joint venture with Marvin Windows, develops and applies optical-grade coatings to glass and other substrates. For the third consecutive year, Viratec achieved both sales and earnings growth, reporting a 71% sales jump and a seven-fold increase in pretax earnings. Strong demand, particularly in overseas markets, combined with healthy margins to produce the outstanding results. To meet demand and proceed with new product development, the unit is currently expanding its facility, nearly doubling square footage. Viratec's backlog increased 22% from a year ago, to $13 million at year end.

  FISCAL 1993 COMPARED TO FISCAL 1992

For the year ended February 27, 1993, Apogee reported a 4% decrease in sales and a 47% decrease in earnings. Limited demand and severe competitive pricing pressures were experienced by most of our business segments. Sales gains achieved by architectural fabricated glass and installed auto glass were more than offset by declines in curtainwall contracting and aluminum window fabrication. Gross margin fell to its lowest level in over a decade, as decreased volume and falling sales prices took their toll. Selling, general and administrative expenses were reduced through cost containment programs at GFD, restructuring efforts at IDD and lower bad debt expense. CCD experienced higher selling costs as the division furthered its efforts to penetrate foreign and security markets. A sharp turnaround in equity in net earnings of affiliates was due to substantial improvements at Viratec and the absence of the Marcon West coating unit. Net interest expense increased 85%, as bank borrowings rose and less interest income was earned on invested funds. Lower consolidated profits led to a decrease in the tax rate.

CCD encountered very rugged industry conditions during fiscal 1993, leading to a 10% reduction in division revenues, to $249 million. Narrowing margins and higher marketing costs related to the pursuit of international and detention/security sales resulted in a $5.1 million operating loss for the year, compared with $15.0 million operating income in fiscal 1992. The division's backlog grew 45% and finished the year at $289 million. This was achieved largely by obtaining a $42 million order for the Getty Museum curtainwall in Los Angeles. Detention/security and international segments of CCD also reported backlog growth.

WFD reported a 15% decline in revenues, to $75 million, and a $506,000 operating loss in fiscal 1993. Architectural sales fell 23% from fiscal 1992. Tight margins and erratic productivity were the main factors behind the division's results. The window coverings group, however, reported a 22% increase in sales and strong profits, nearly offsetting the architectural group's loss. The absence of Window Works, sold a year earlier, and operational improvements made by The Shuttery played a major role in the group's results.

GFD produced a dramatic earnings turnaround in fiscal 1993. Total revenues gained only 3%, but operating income grew to $7.8 million, compared with a $2.3 million loss in fiscal 1992. The consolidation of architectural glass production to its Minnesota facilities and the cumulative effect of several years of continuous cost reduction efforts throughout the division were significant factors leading to the reported gains. Marcon, a 50%-owned glass coating joint venture, reported modest growth in both revenues and operating income due to rising popularity of coated glass for both homes and businesses.

IDD was able to achieve sales growth and a return to profitability in fiscal 1993 despite continued unfavorable pricing. The division began the process of transformation from a regional to a national company with a line-of-business concept. Strong demand also helped the recovery. The Harmon Glass Network reported 26% revenue growth. The division closed 31 stores while adding only 10.

Viratec Thin Films made substantial improvements in fiscal 1993, closing the year with a modest profit. Viratec's backlog grew to $10.7 million at year end.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
  FINANCIAL CONDITION Major balance sheet items as a percentage of total assets at February 26, 1994 and February 27, 1993 are presented below:

                                                 1994      1993
                                                 ----      ----
    Current assets                                72%       67%
    Current liabilities                           46        40
    Long-term debt                                12        11
    Deferred taxes and other liabilities           5         4
    Shareholders' equity                          37        45

Working capital increased 16% to $80.4 million at February 26, 1994. Total receivables grew 36% due to increased sales and extended collection periods. The competitiveness of the construction industry and a greater proportion of institutional, versus commercial, sales have slowed the payment cycle, resulting in extended collection periods. Inventories rose 31% due to higher costs in excess of billings on uncompleted construction contracts, the addition of Miller Artboard's inventory and higher IDD inventories, resulting from the addition of 5 wholesale distribution centers and growth in the number of auto glass parts.

Bank debt increased to fund working capital growth and to pay down other higher-priced debt. Total bank borrowing, including $25 million classified as long-term, rose from $10.9 million to $48.9 million. Long-term debt stood at $35.7 million, but was only 12% of assets and 22% of total invested capital at year end. In fiscal 1995, we expect operating cash flow, after working capital adjustments, to exceed our requirements for debt service and dividends.
However, we may continue to rely on bank credit or other sources of financing to support expansion and acquisition activity. We believe that existing and reasonably available sources of financing will enable us to maintain liquidity and achieve improved results.

  CAPITAL INVESTMENT

New capital investment for the year totaled $19.4 million, versus $13.6 million and $18.5 million in fiscal 1993 and 1992, respectively. New property, plant and equipment totaled $14.0 million, and we invested $3.2 million to fund CCD's acquisition of CFEM Facades and GFD's acquisition of Miller.

Capital investment for fiscal 1995 is estimated at $26 million. Upgrading of information and communication systems at IDD and facility expansions at our joint ventures and GFD are the major components of next year's spending plans.

  SHAREHOLDERS' EQUITY

Apogee's quarterly dividend rose 7% to 7 1/2 cents per share during fiscal 1994, our 19th consecutive year of increase. Total cash dividends slightly exceeded net earnings for the year. The issuance of common stock in connection with the 1987 Stock Option Plan and the 1987 Partnership Plan accounted for the marginal increase in book value, to $8.57 per share.

  IMPACT OF INFLATION

Apogee's financial statements are prepared on an historical cost basis, which does not completely account for the effects of inflation. However, since the cost of most of our inventories is determined using the last-in, first-out
(LIFO) method of accounting, cost of sales, except for depreciation expense included therein, generally reflects current costs.

The cost of glass, one of Apogee's primary raw materials, modestly increased as both residential building and auto sales were strong in 1993. While our supply and construction contracts are at a fixed price, material cost is usually based on firm quotes obtained from suppliers. Through new production efficiencies and cost containment programs set up at most operating units, selling, general and administrative expenses were held relatively constant. Our divisions continue to improve efficiencies and cost containment programs to offset inflation wherever possible.

OUTLOOK
- - -------
Apogee's backlog grew 26% and stood at $405.0 million at February 26, 1994, our second straight year of double-digit growth. However, a substantial portion of CCD's backlog will not be realized in fiscal 1995. Also, while U.S. nonresidential construction activity is expected to gradually strengthen, a firmer pricing stance may result in fewer orders. Improved project management, the expected benefit of closing and consolidating CCD offices and facilities, will also be essential in fiscal 1995. The demand in auto replacement glass has slowed somewhat, but remains positive. Overall, improved industry conditions and better management of our businesses should result in improved profitability and, possibly, higher revenues.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

 The information called for by this Item is contained in a separate section of this report. See "Index of Financial Statements and Schedules".

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

 None.

                                    PART III
                                    --------

ITEMS 10, 11, 12 and 13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                          ---------------------------------------------------
                          EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN
                          -----------------------------------------------------
                          BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN
                          ---------------------------------------------
                          RELATIONSHIPS AND RELATED TRANSACTIONS.
                          ---------------------------------------

 The information required by these Items, other than the information set forth above in "Executive Officers of the Registrant," is included on pages 1 to 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 1994, which is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a) and (d)  Financial Statements and Financial Statement Schedules -

  The consolidated financial statements and schedules of the Registrant listed on the accompanying "Index to Financial Statements and Schedules" together with the report of KPMG Peat Marwick, independent auditors, are filed as part of this report.

(b)  Reports on Form 8-K

 No reports on Form 8-K were filed during the quarter ended February 26, 1994.

(c)  Exhibits -

     Exhibit (3A)   Restated Articles of Incorporation
                    Filed in Registrant's Annual Report on Form 10-K for year ended February 27, 1988.

     Exhibit (3B)   Restated By Laws of Apogee Enterprises, Inc., as amended to date. Filed in Registrant's Annual Report on Form 10-K for year ended February 29, 1992.

     Exhibit (4A)   Specimen certificate for shares of common stock of Apogee
                    Enterprises, Inc.  Filed in Registrant's Annual Report on
                    Form 10-K for year ended February 29, 1992.

     Exhibit (10A)  Deferred Incentive Compensation Plan dated February 27, 1986 between Registrant and certain executive officers. Filed in Registrant's Annual Report on Form 10-K for year ended
                    March 1, 1986.

     Exhibit (10B)  Amended and Restated 1987 Apogee Enterprises, Inc.
                    Partnership Plan is incorporated by reference to Registrant's S-8 registration statement (File No. 33-60400)

     Exhibit (10C)  1987 Apogee Enterprises, Inc. Stock Option Plan is
                    incorporated by reference to Registrant's S-8 registration statement (File No. 33-35944)

     Exhibit (10D)  Note Agreement dated June 1, 1988 between the registrant and
                    Teachers Insurance and Annuity Association of America ($25,000,000). Filed in Registrant's Quarterly Report on Form 10-Q for quarter ended August 27, 1988.

     Exhibit (10E)  Incentive Compensation Agreement between Registrant and
                    Gerald K. Anderson dated February 23, 1987. Filed with Registrant's Annual Report on Form 10-K for year ended March 2, 1991.

     Exhibit (10F)  Consulting Agreement between Registrant and Gerald K.
                    Anderson dated March 1, 1989. Filed with Registrant's Annual Report on Form 10-K for year ended March 2, 1991.

     Exhibit (10G)  Rights Agreement between Registrant and American Stock
                    Transfer Co. dated October 19, 1990. Filed with Registrant's Form 8-K on October 19, 1990.

     Exhibit (10H)  $25 million Credit Facilities agreements between Apogee
                    Enterprises, Inc., First Bank National Association and NBD Bank, N.A. Filed with Registrant's Annual Report on Form 10-K for year ended February 27, 1993.

     Exhibit (10I)  Consulting Agreement between Registrant and Laurence J.
                    Niederhofer dated November 1, 1993.

     Exhibit (11)   Statement of Determination of Common Shares and Common Share
                    Equivalents

     Exhibit (21)   Subsidiaries of the Registrant

                                 - SIGNATURES -


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date:  May 20, 1994
                               APOGEE ENTERPRISES, INC.


                               By: /s/  Donald W. Goldfus
                                   ----------------------------------------
                                   Donald W. Goldfus
                                   Chairman of the Board of Directors
                                    and Chief Executive Officer


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                           DATE
- - ---------                        -----                           ----

                                 Chairman of the Board
                                 of Directors and
/s/  Donald W. Goldfus           Chief Executive Officer         May 20, 1994
- - ----------------------           -----------------------         ------------
Donald W. Goldfus


/s/  Gerald K. Anderson          President and Director          May 20, 1994
- - -----------------------          ----------------------          ------------
Gerald K. Anderson


/s/  Laurence J. Niederhofer     Director                        May 20, 1994
- - ----------------------------     --------                        ------------
Laurence J. Niederhofer


/s/  James L. Martineau          Vice President and Director     May 20, 1994
- - -----------------------          ---------------------------     ------------
James L. Martineau


/s/  D. Eugene Nugent            Director                        May 20, 1994
- - ---------------------            --------                        ------------
D. Eugene Nugent


                                 Treasurer, Chief Financial
/s/  William G. Gardner          Officer and Secretary           May 20, 1994
- - -----------------------          --------------------------      ------------
William G. Gardner

                           APOGEE ENTERPRISES, INC.
                                   FORM 10-K
                           ITEMS 8, 14(A) AND 14(D)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements
     Report of Independent Auditors....................................   F-2
     Consolidated Balance Sheets.......................................   F-3
     Consolidated Results of Operations and Quarterly Data (Unaudited).   F-4
     Consolidated Statements of Cash Flows.............................   F-5
     Notes to Consolidated Financial Statements........................   F-6

Financial Statements Schedules
     Schedule V  - Property, Plant and Equipment.......................  F-15
     Schedule VI - Accumulated Depreciation and Amortization of
                    Property, Plant and Equipment......................  F-16
     Schedule IX - Valuation and Qualifyng Accounts....................  F-17

     All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Apogee Enterprises, Inc.:

     We have audited the consolidated financial statements of Apogee Enterprises, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries as of February 26, 1994 and February 27, 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended February 26, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in notes 1 and 9, the company changed its method of accounting for income taxes in fiscal 1994 to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


KPMG Peat Marwick


Minneapolis, Minnesota
April 22, 1994

CONSOLIDATED BALANCE SHEETS
Apogee Enterprises, Inc. and Subsidiaries

                                                  February 26,   February 27,
(Dollar amounts in thousands)                        1994           1993
- - -----------------------------                     ------------   ------------
ASSETS
Current assets
 Cash and cash equivalents                         $ 10,824       $  8,908
 Receivables, net of allowance for
  doubtful accounts                                 144,597        106,421
 Inventories                                         52,732         40,189
 Deferred income taxes                                8,454          8,481
 Other current assets                                 4,679          5,030
                                                  ------------   ------------
   Total current assets                            $221,286       $169,029
                                                  ------------   ------------
Property, plant and equipment, net                   64,917         66,128
Other assets
 Intangible assets, at cost less accumulated
  amortization of $10,999 and $8,101,
  respectively                                        1,972          4,917
 Investments in and advances to
   affiliated companies                              11,826         10,179
 Deferred income taxes                                3,526              -
 Other                                                2,661          1,203
                                                  ------------   ------------
                                                     19,985         16,299
                                                  ------------   ------------
   Total assets                                    $306,188       $251,456
                                                  ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable                                  $ 51,488       $ 37,200
 Accrued expenses                                    40,916         36,414
 Billings in excess of costs and earnings
  on uncompleted contracts                           15,911         17,440
 Accrued income taxes                                 4,524          4,556
 Notes payable                                       23,850              -
 Current installments of long-term debt               4,157          4,177
                                                  ------------   ------------
   Total current liabilities                       $140,846       $ 99,787
                                                  ------------   ------------
Long-term debt                                       35,688         28,419
Other long-term liabilities                          14,260         10,915
Minority interest                                     1,331              -
Commitments and contingent liabilities
 (Notes 14 and 15)

Shareholders' equity
 Common stock of $.33-1/3 par value;
  authorized 50,000,000 shares; issued and
  outstanding, 13,312,000 and 13,177,000
  shares, respectively                                4,437          4,392
 Additional paid-in capital                          17,718         15,845
 Retained earnings                                   91,908         92,098
                                                  ------------   ------------
   Total shareholders' equity                       114,063        112,335
                                                  ------------   ------------
   Total liabilities and shareholders' equity      $306,188       $251,456
                                                  ============   ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
Apogee Enterprises, Inc. and Subsidiaries

                                                            Year Ended          Year Ended          Year Ended
                                                           February 26,        February 27,        February 29,
                                                              1994                1993                1992
(Dollar amounts in thousands, except per share data)       ------------        ------------        ------------
Net sales                                                    $688,233            $572,450            $596,281
Cost of sales                                                 604,338             494,249             494,701
                                                           ------------        ------------        ------------
  Gross profit                                                 83,895              78,201             101,580
Selling, general and administrative expenses                   71,659              71,832              76,531
Equity in net (earnings) loss of
  affiliated companies                                         (2,294)             (1,875)              2,529
Provisions for business restructuring and
  asset valuation                                               5,178                   -               5,800
                                                           ------------        ------------        ------------
  Operating income                                              9,352               8,244              16,720
Interest expense, net                                           2,735               1,794                 970
                                                           ------------        ------------        ------------
  Earnings before income taxes and
    other items below                                           6,617               6,450              15,750
Income taxes                                                    2,634               1,936               7,245
Minority interest                                                 675                   -                   -
  Net earnings before cumulative effect of change
    in accounting for income taxes                              3,308               4,514               8,505
                                                           ------------        ------------        ------------
Cumulative effect of change in accounting
  for income taxes                                                525                   -                   -
                                                           ------------        ------------        ------------
  Net earnings                                               $  3,833            $  4,514            $  8,505
                                                           ============        ============        ============

Earnings per share:
Earnings per share before cumulative
  effect of change in accounting
  for income taxes                                           $   0.25            $   0.34            $   0.63
Cumulative effect of change in accounting
  for income taxes                                               0.04                   -                   -
                                                           ------------        ------------        ------------
  Earnings per share                                         $   0.29            $   0.34            $   0.63
                                                           ============        ============        ============

See accompanying notes to consolidated financial statements.

QUARTERLY DATA (UNAUDITED)
(Dollar amounts in thousands, except per share data)

NET SALES                                                          GROSS PROFIT

Quarter             1994          1993         1992                Quarter             1994          1993         1992
- - -------          ----------    ----------    ----------            -------          ----------    ----------    ----------
First             $148,752      $130,878      $133,755             First             $19,947       $19,236       $ 23,138
Second             175,568       145,802       158,798             Second             22,093        20,855         25,841
Third              184,529       146,723       161,374             Third              23,917        19,859         26,248
Fourth             179,384       149,047       142,354             Fourth             17,938        18,251         26,353
                 ----------    ----------    ----------                             -----------   ----------    ----------
  Total           $688,233      $572,450      $596,281               Total           $83,895       $78,201       $101,580
                 ==========    ==========    ==========                             ===========   ==========    ==========

NET EARNINGS (LOSS)*                                               EARNINGS (LOSS) PER SHARE*

Quarter             1994          1993         1992                Quarter             1994          1993         1992
- - -------          ----------    ----------    ----------            -------          ----------    ----------    ----------
First             $1,443        $  319         $2,705               First            $ 0.11         $0.02         $0.20
Second             2,441         1,949          3,933               Second             0.18          0.15          0.29
Third              2,902         2,020            260               Third              0.22          0.15          0.02
Fourth            (2,953)          226          1,607               Fourth            (0.22)         0.02          0.12
                 ----------    ----------    ----------                             -----------   ----------    ----------
  Total           $3,833        $4,514         $8,505                 Total          $ 0.29         $0.34         $0.63
                 ==========    ==========    ==========                             ===========   ==========    ==========

[FN]
*During the first quarter of 1994, we adopted Statement of Accounting Standards
 No. 109, Accounting for Income Taxes. The cumulative effect of the change in accounting for income taxes increased net earnings by $525,000, or 4 cents per share, and is included in fiscal 1994 figures.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Apogee Enterprises, Inc. and Subsidiaries

                                                               Year Ended               Year Ended                Year Ended
(Dollar amounts in thousands)                              February 26, 1994         February 27, 1993         February 29, 1992
- - -----------------------------                              -----------------         -----------------         -----------------
OPERATING ACTIVITIES
  Net earnings                                                 $  3,833                  $  4,541                  $  8,505
  Adjustments to reconcile net earnings to net cash
    (used by) provided by operating activities:
    Cumulative effect of change in accounting for
      income taxes                                                 (525)                        -                         -
    Depreciation and amortization                                15,724                    15,110                    16,305
    Provision for losses on accounts receivable                   2,388                     2,061                     6,261
    Nocurrent deferred income tax expense                        (3,124)                   (1,992)                   (1,357)
    Provision for business restructuring and asset
      valuation                                                   5,178                         -                     5,800
    Equity in net (earnings) loss of affiliated
      companies                                                  (2,294)                   (1,875)                    2,529
    Minority interest in net earnings                               675                         -                         -
    Other, net                                                   (1,580)                      176                       371
    Changes in operating assets and liabilities,
      net of effect of acquisitions:
      Receivables                                               (40,205)                  (14,692)                    7,179
      Inventories                                               (10,255)                     (131)                    2,081
      Other current assets                                          351                       421                      (696)
      Accounts payable and acquired expenses                     17,003                     2,255                    (5,393)
      Billings in excess of costs and earnings on
        on uncompleted contracts                                 (1,529)                      968                   (18,826)
      Accrued and current deferred income taxes                     164                    (3,333)                   (2,376)
      Other long-term liabilities                                 3,299                     3,457                     1,404
                                                               --------                  --------                  --------
        Net cash (used by) provided by operating
          activities                                            (10,897)                    6,939                    21,787
                                                               --------                  --------                  --------
INVESTING ACTIVITIES
Capital expenditures                                            (14,046)                   (9,166)                  (12,974)
Acquisition of businesses, net of cash acquired                  (3,154)                   (1,696)                   (5,398)
Investment in and advances to affiliated companies                1,527                    (2,502)                      127
Proceeds from sale of property, plant and equipment                 832                       818                       376
Other, net                                                       (1,340)                   (1,434)                   (1,234)
                                                               --------                  --------                  --------
        Net cash used by investing activities                   (16,181)                  (13,980)                  (19,103)
                                                               --------                  --------                  --------
FINANCING ACTIVITIES
Increase in notes payable                                        23,850                         -                         -
Payments on long-term debt                                       (6,851)                   (7,733)                     (636)
Proceeds from issuance of long-term debt                         14,100                    10,900                         -
Proceeds from issuance of common stock                            1,945                     1,508                       579
Repurchase and retirement of common stock                          (209)                   (3,834)                     (848)
Dividends paid                                                   (3,841)                   (3,584)                   (3,505)
                                                               --------                  --------                  --------
        Net cash provided by (used by) financing
          activities                                             28,994                    (2,793)                   (4,410)
                                                               --------                  --------                  --------
Increase (decrease) in cash and cash equivalents                  1,916                    (9,834)                   (1,726)
Cash and cash equivalents at beginning of year                    8,908                    18,742                    20,468
                                                               --------                  --------                  --------
Cash and cash equivalents at end of year                       $ 10,824                  $  8,908                  $ 18,742
                                                               ========                  ========                  ========

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Apogee Enterprises, Inc. and Subsidiaries

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

    PRINCIPLES OF CONSOLIDATION Our consolidated financial statements include the accounts of Apogee and all majority-owned subsidiaries. We use the equity method to account for our 50%-owned joint ventures. All significant intercompany transactions are eliminated. Certain amounts from prior-year financial statements have been reclassified to be consistent with this year's presentation.

    CASH AND CASH EQUIVALENTS Investments with an original maturity of three months or less are included in cash and cash equivalents.

    INVENTORIES Inventories, which consist primarily of purchased glass and aluminum, are valued at cost, principally by using the last-in, first-out (LIFO) method, which does not exceed market. If the first-in, first-out (FIFO) method had been used, our inventories would have been $1,825,000 and $1,900,000 higher than reported at February 26, 1994 and February 27, 1993, respectively.

    PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment, including improvements to existing facilities, are carried at cost. Repairs and maintenance are charged to expense as incurred. Apogee computes depreciation on a straight-line basis, based on estimated useful lives of 20 to 40 years for buildings and 2 to 15 years for equipment. When property is retired or otherwise disposed of, the cost and related depreciation are removed from the amounts and any related gains or losses are included in income.

    INTANGIBLE ASSETS AND AMORTIZATION Intangible assets consist principally of goodwill and non-compete agreements. We review the ongoing future value of intangibles on an annual basis. The continuing benefit of such assets is evaluated based upon an assessment of relevant economic and other criteria, including projections of future results.

    Goodwill is the excess of cost over the fair value of acquired assets of purchased businesses. Goodwill is amortized over periods ranging from 10 to 40 years, except for $923,000, which is not being amortized. In our opinion, there has been no diminution of its value.

    Non-compete agreements are contracts with the previous management of purchased businesses not to enter into competition with us for a certain period of time. Non-compete agreements are amortized ratably over the term of the agreements. Amortization expense amounted to $2,328,000, $2,123,000 and $2,106,000 in 1994, 1993 and 1992, respectively.

    OTHER LONG-TERM LIABILITIES Our long-term liabilities include the long-term portion of accrued insurance costs and deferred compensation.

    REVENUE RECOGNITION We recognize revenue from construction contracts on a percentage-of-completion basis, measured by the percentage of costs incurred to date to estimated total costs for each contract. Contract costs include materials, labor and other direct costs related to contract performance. We establish provisions for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Revenue from the sale of products and the related cost of sales are recorded upon shipment. All selling, general and administrative costs are expensed in the period incurred.

    INCOME TAXES Apogee files a consolidated income tax return. Effective February 28, 1993, Apogee adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires the asset and liability method be used to account for income taxes. This method recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial and tax reporting. Previously Apogee followed the provisions of Accounting Principles Board Opinion No. 11. The cumulative effect of the change in accounting for income taxes is included in the fiscal 1994 Consolidated Results of Operations.

    EARNINGS PER SHARE Apogee computes earnings per share by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during the year. Our average common shares and common share equivalents outstanding during 1994, 1993 and 1992 were 13,289,000, 13,293,000 and 13,512,000, respectively.

    TRANSLATION OF FOREIGN CURRENCIES The financial statements of our foreign operations have been translated to U.S. dollars, using the rules of Statement of Financial Accounting No. 52. Balance sheet accounts are stated in U.S. dollars at either the year-end or historical exchange rate. Results of operations statement items are translated at average exchange rates for the period.

    ACCOUNTING PERIOD Apogee's fiscal year ends on the Saturday closest to February 28. Interim quarters end on the Saturday closest to the end of the months of May, August and November.

2.  RECEIVABLES

    (In thousands)                             1994            1993
    --------------                           --------        --------
    Trade accounts                           $ 58,474        $ 43,172
    Construction contracts                     59,747          43,090
    Contract retainage                         30,507          23,730
    Other receivables                           3,748           2,768
                                             --------        --------
      Total receivables                       152,476         112,760
    Less allowance for doubtful accounts       (7,879)         (6,339)
                                             --------        --------
      Net receivables                        $144,597        $106,421
                                             ========        ========

Apogee provides products and services to the commercial and institutional new construction and remodeling markets, the automotive replacement glass market (wholesale and retail) and selected consumer markets at the distribution level. We do not believe a concentration of credit risk exists, due to the diversity of our markets and channels of distribution, and the geographic location of our customers. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary.
We also routinely file liens to protect our interest whenever possible. We generally require no collateral. Allowances are maintained for potential credit losses and such losses have been within management's expectations. The provision for bad debt expense was $2,388,000, $2,061,000 and $6,261,000 in 1994, 1993 and
1992, respectively.

3.  INVENTORIES

    (In thousands)                             1994            1993
    --------------                            -------         -------
    Raw materials                             $ 9,994         $ 8,819
    In process                                  3,413           2,315
    Finished                                   29,565          23,148
    Costs in excess of billings                 9,760           5,907
                                              -------         -------
      Total inventories                       $52,732         $40,189
                                              =======         =======

4.  PROPERTY, PLANT AND EQUIPMENT

    (In thousands)                             1994            1993
    --------------                           --------        --------
    Land                                     $  2,308        $  2,202
    Buildings                                  37,283          35,454
    Machinery and equipment                    60,117          55,960
    Office furniture and equipment             23,232          20,694
    Leasehold improvements                      6,682           8,216
    Construction in progress                    4,019           2,031
    Other                                       7,769           7,704
                                             --------        --------
      Total property, plant and equipment     141,410         132,261
    Less allowance for depreciation           (76,493)        (66,133)
                                             --------        --------
      Net property, plant and equipment      $ 64,917        $ 66,128
                                             ========        ========

  Depreciation expense was $13,397,000, $12,987,000 and $14,199,000 in 1994,
1993 and 1992, respectively.

5.   ACCRUED EXPENSES

    (In thousands)                             1994            1993
    --------------                           -------         -------
    Payroll and related benefits             $15,331         $ 9,823
    Insurance                                 10,023          12,419
    Taxes, other than income taxes             1,888           2,656
    Pension                                    2,929           2,804
    Interest                                     994             806
    Other                                      9,751           7,906
                                             -------         -------
      Total accrued expenses                 $40,916         $36,414
                                             =======         =======

6.   LONG-TERM DEBT

       (In thousands)                                       1994       1993
       --------------                                      -------    -------
       Promissory note, 9.65%, due in annual
         installments through 1998                         $11,607    $17,857
       Borrowings under revolving credit agreements         25,000     10,900
       Floating rate industrial development bond,
         2.6% at year end, due in annual
         installments through 1999                           2,000      2,400
       Industrial development bonds, interest
         ranging from 3.60% to 6.30%, due
         in annual installments through 2003                 1,177      1,330
       Other                                                    61        109
                                                           -------    -------
           Total long-term debt                             39,845     32,596
       Less current installments                            (4,157)    (4,177)
                                                           -------    -------
       Net long-term debt                                  $35,688    $28,419
                                                           =======    =======

     Long-term debt maturities are as follows:


       Fiscal Year                        (In thousands)
       -------------------------------------------------
       1995                                      $ 4,157
       1996                                        4,172
       1997                                       12,430
       1998                                        9,761
       1999                                        8,878
       Thereafter                                    447
                                                 -------
         Total                                   $39,845
                                                 =======


     In fiscal 1992, we entered into three interest rate swap agreements with a notional amount of $25 million that effectively converted a portion of our fixed rate, long-term borrowings into variable rate obligations. The swap agreements are accounted for as hedges, with the net interest paid or received included in interest expense. During fiscal 1993, we sold two of the swap agreements at net gains. The gains are being recognized as reductions in interest expense over the original term of the swap agreements.

     The terms of the promissory note include certain dividend and debt level restrictions and requirements to maintain minimum levels of tangible net worth and certain financial ratios. Retained earnings available for dividends under the terms of the promissory note were approximately $27 million at February 26, 1994.

     The net book value of property, plant and equipment pledged as collateral, principally under industrial development bonds, was approximately $2 million at February 26, 1994.

     In February 1993, we entered into new revolving credit agreements with two banks. The agreements allow us to borrow up to $25 million at various alternative rates. The revolving credit term is three years, with an additional three-year term-loan option. At any time through the revolving period, we can convert any outstanding loans into a long-term note. The agreements require us to maintain minimum levels of tangible net worth and certain financial ratios.

     We also had access to $60 million via committed and uncommitted credit facilities with several major lending institutions. We may elect to have borrowings under the agreements bear interest at fixed or floating rates. At February 26, 1994, $23.9 million in borrowings were outstanding under these agreements. Interest rates on the year-end borrowings ranged from 3.50% to 3.81%.

     Selected information related to bank borrowings under credit agreements is as follows:

(Dollar amounts in thousands)                        1994       1993
- - -----------------------------                       -------    -------
Average daily borrowings during the year            $34,203    $ 3,992
Maximum borrowings outstanding during the year      $53,800    $12,100
Weighted average interest rate during the year         3.67%      4.00%

7.  SHAREHOLDERS' EQUITY

                                   Common              Additional
                                   Shares      Common    Paid-in    Retained
    (In thousands)               Outstanding   Stock     Capital    Earnings
    --------------               -----------   ------  ----------   --------
    Balance at March 2, 1991        13,477     $4,492   $14,422     $90,136
      Net earnings                       -          -         -       8,505
      Common stock issued               53         18       561           -
      Common stock repurchased
        or retired                     (69)       (23)      (75)       (750)
      Cash dividends                     -          -         -      (3,505)
                                   -------     ------   -------     -------
    Balance at February 29, 1992    13,461      4,487    14,908      94,386
      Net earnings                       -          -         -       4,514
      Common stock issued              150         50     1,458           -
      Common stock repurchased
        or retired                    (434)      (145)     (521)     (3,218)
      Cash dividends                     -          -         -      (3,584)
                                   -------     ------   -------     -------
    Balance at February 27, 1993    13,177      4,392    15,845      92,098
      Net earnings                       -          -         -       3,833
      Common stock issued              152         51     1,894           -
      Common stock repurchased
        or retired                     (17)        (6)      (21)       (182)
      Cash dividends                     -          -         -      (3,841)
                                   -------     ------   -------     -------
    Balance at February 26, 1994   $13,312     $4,437   $17,718     $91,908
                                   =======     ======   =======     =======

    A class of 200,000 shares of junior preferred stock with a par value of $1.00 is authorized, but unissued.

Apogee has a Shareholders' Rights Plan, under which each share of our outstanding common stock has an associated preferred share purchase right. The rights are exercisable only under certain circumstances and allow holders of such rights to purchase common stock of Apogee or an acquiring company at a discounted price, which generally would be 50% of the respective stock's current fair market value.

8.  INTEREST EXPENSE, NET

    (In thousands)                 1994           1993            1992
    --------------                ------         -------         -------
    Interest on debt              $3,008         $ 2,709         $ 2,832
    Other interest                   620             278              91
                                  ------         -------         -------
      Total interest expense       3,628           2,987           2,923
    Less interest income            (893)         (1,193)         (1,953)
                                  ------         -------         -------
      Interest expense, net       $2,735         $ 1,794         $   970
                                  ======         =======         =======

Interest payments were $3,714,000, $2,556,000 and $2,959,000 in 1994, 1993 and 1992 respectively.

9.  INCOME TAXES

    As discussed in Note 1, we adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) in 1994. The cumulative effect of this change in accounting for income taxes is reported separately in the accompanying Results of Operations for the year ended February 26, 1994. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

    The components of income tax expense for each of the last three fiscal years are as follows:

(In thousan ds)                  1994       1993       1992
- - --------------                  -------    -------    -------
CURRENT:
Federal                         $ 3,342    $ 2,525    $10,430
State and local                     701        639      2,127
Foreign                           1,520       (429)     3,203
                                -------    -------    -------
  Total current                   5,563      2,735     15,760
DEFERRED:
Federal                          (2,794)    (1,494)    (5,903)
State and local                    (485)      (310)    (1,237)
Foreign                             350      1,005     (1,375)
                                -------    -------    -------
  Total deferred                 (2,929)      (799)    (8,515)
                                -------    -------    -------
    Total income tax expense    $ 2,634    $ 1,936    $ 7,245
                                =======    =======    =======

    Income tax payments, net of refunds, were $5,934,000, $7,371,000 and $11,337,000 in 1994, 1993 and 1992, respectively.

    The differences between statutory federal tax rates and our consolidated effective tax rates are as follows:

                                    1994     1993     1992
                                    -----    -----    ----
Statutory federal tax rate           35.0%    34.0%   34.0%
State and local income taxes, net
  of federal tax benefit              2.1      3.4     4.4
Equity in (earnings) affiliates     (12.3)   (11.0)    8.8
Tax credits                          (2.2)       -       -
Foreign items with no tax benefit     7.7        -       -
Other, net                            0.4      3.6    (1.2)
Valuation allowance                   9.1        -       -
                                    -----    -----    ----
Consolidated effective tax rate      39.8%    30.0%   46.0%
                                    =====    =====    ====

    The components of deferred income tax expense (benefit) for 1993 and 1992 are as follows:

(In thousands)                      1993       1992
- - --------------                     -------    -------
Completed contract accounting      $  (172)   $(2,668)
Accelerated depreciation               394     (1,659)
Allowance for doubtful accounts      1,862     (2,095)
Accrued insurance                   (1,499)      (601)
Other accrued expenses                (170)        35
Deferred compensation                 (215)      (511)
Inventory                              384       (510)
Business restructuring reserve        (863)      (464)
Other, net                            (520)       (42)
                                   -------    -------
  Deferred income taxes            $  (799)   $(8,515)
                                   =======    =======

    Deferred tax assets and deferred tax liabilities at February 26, 1994 and February 28, 1993 are as follows:

    (In thousands)                            1994         1993
                                            --------     -------
    Deferred tax assets:
      Allowance for doubtful accounts       $ 3,035      $ 2,400
      Accrued insurance                       8,701        7,358
      Deferred compensation                   3,143        2,900
      Business restructuring reserve          2,127        1,017
      Inventory capitalization                1,591        1,348
      Other                                   2,260        2,191
                                            -------      -------
      Gross deferred tax assets              20,857       17,214
      Less valuation allowance               (1,035)        (435)
                                            -------      -------
        Net deferred tax assets              19,822       16,779
                                            -------      -------

    Deferred tax liabilities:
      Accelerated depreciation                5,006        5,100
      Employee benefit plans                  1,307        1,385
      Other                                   1,529        1,243
                                            -------      -------
        Net deferred tax liabilities          7,842        7,728
                                            -------      -------
        Net deferred tax assets             $11,980      $ 9,051
                                            =======      =======

Apogee's valuation allowance increased by $600,000, which relates primarily to a capital loss carryforward. The valuation allowance at February 26, 1994 also included amounts for foreign tax credits.

10. INVESTMENT IN AFFILIATED COMPANIES

    Apogee, through its glass fabrication division, is party to a joint venture agreement with Marvin Windows of Warroad, Minnesota, forming Marcon Coatings, Inc. and its subsidiary, Viratec Thin Films, Inc. (Marcon/Viratec). Marcon/Viratec operates two glass coating facilities. Our 50% ownership investment in Marcon/Viratec is accounted for using the equity method.

    Apogee and Marvin have leased certain glass coating equipment, to Marcon and made cash advances to Marcon/Viratec. Our net investment in Marcon/Viratec as of February 26, 1994 and February 27, 1993 was $10,652,000 and $8,858,000,
respectively. Our equity in Marcon/Viratec's net (earnings) loss is included in the accompanying Consolidated Results of Operations. Marcon/Viratec's net earnings for 1994 and 1993 included tax benefits from net operating loss carryforwards in the amounts of $437,000 and $1,200,000, respectively.

      A summary of assets, liabilities and results of operations for Marcon/Viratec is presented below:

      (In thousands)                     1994        1993        1992
       ------------                    -------     -------     -------
      Current assets                   $10,248     $ 5,402     $ 3,483
      Noncurrent assets                 15,704      11,997      14,752
      Current liabilities                7,214       4,577       6,842
      Noncurrent liabilities            14,066      12,716      14,473

      Net sales                         34,497      24,150      15,944
      Gross profit (loss)               10,967       6,929      (1,302)
      Net earnings (loss)              $ 4,566     $ 3,188     $(6,615)

11. EMPLOYEE BENEFIT AND STOCK OPTION PLANS

    We maintain a qualified defined contribution pension plan that covers substantially all full-time, non-union employees. Contributions to the plan are based on a percentage of employees' base earnings. Benefits for each employee vary based on total contributions and earnings on invested funds. We deposit pension costs with the trustee annually. All pension costs were fully funded or accrued as of year end. Contributions to the plan were $3,014,000, $2,848,000 and $2,651,000 in 1994, 1993 and 1992, respectively.

    We also maintain a 401(k) Savings Plan, designed to encourage eligible employees to develop a long-term savings program. The plan allows employees to contribute 1% to 10% of their pretax compensation. Apogee matches 30% of the first 6% of the employee contributions. Amounts contributed by us to the plan were $1,206,000, $1,069,000 and $1,035,000 in 1994, 1993 and 1992, respectively.

    The 1987 Stock Option Plan provides for the issuance of up to 1,250,000 options to purchase company stock. Options awarded under this plan, either in the form of incentive stock options or nonstatutory options, are exercisable at an option price equal to the fair market value at date of award. Changes in stock options outstanding for each of the last three fiscal years are as follows:

                                                1994           1993           1992
                                            -------------    ------------   ------------
     Options outstanding at beginning
       of the year                              481,000         381,000        467,000
     Granted                                    148,000         165,000         25,000
     Exercised                                   (4,000)        (31,000)       (54,000)
     Forfeited                                 (148,000)        (34,000)       (57,000)
                                            -------------    ------------   ------------

    Options outstanding at end
      of year                                   477,000         481,000        381,000
                                            =============    ============   ============
    Options exercisable at end of year          129,000         150,000        167,000
                                            =============    ============   ============
    Price range of outstanding options       $8.95-$18.91    $8.95-$18.91   $8.38-$18.91
                                            =============    ============   ============
    Price range of exercised options        $10.75-$12.00           $9.38   $6.75-$15.25

    The 1987 Partnership Plan, a plan which is designed to increase the ownership of Apogee stock by key employees, allows participants selected by the Compensation Committee of the Board of Directors to use earned incentive compensation to purchase Apogee stock. The purchased stock is then matched by an equal award of restricted stock, which vests over a predetermined period. There are 1,100,000 shares of common stock authorized for issuance or repurchase under the plan. As of February 26, 1994, 500,000 shares have been issued under the plan. We expensed $478,000, $287,000, and $450,000 in conjunction with the Partnership Plan in 1994, 1993, and 1992, respectively.

12. ACQUISITIONS AND DIVESTITURES

    In April 1993, our commercial construction division purchased certain assets of CFEM Facades, a French curtainwall company. Also in 1994, our glass fabrication division's Tru-Vue unit purchased the assets of a company serving another segment of the picture framing market.

    During 1993 and 1992, our installation and distribution division purchased the assets of several auto glass service and distribution centers. In 1992, our commercial construction division purchased the assets of three companies in the detention/security sector of the nonresidential construction market.

    All of the above transactions were accounted for by the purchase method. Accordingly, Apogee's consolidated financial statements include the net assets and results of operations from the dates of acquisition. In connection with the above acquisitions, the fair market value of assets purchased and liabilities assumed were as follows:

    (In thousands)                      1994       1993       1992
     ------------                      ------     ------     -------
    Fair value of assets acquired      $3,154     $1,696     $17,392
    Liabilities assumed                     -          -      11,994
                                       ------     ------     -------
      Net cash paid                    $3,154     $1,696     $ 5,398
                                       ======     ======     =======

13. PROVISION FOR BUSINESS RESTRUCTURING AND ASSET VALUATION

    During 1994, we recorded business restructuring and asset provision of $5.6 million. ($4.5 million pre-tax). The charge was principally related to the consolidation or closing of 10 commercial construction division offices and facilities, the write-down of certain assets and the reorganization of the window fabrication division's architectural products operation. The provision consisted of asset writedowns of $2.5 million and projected cash outlays of $3.1 million, most of which will take place in fiscal 1995.

    During 1992, we recorded a business restructuring provision of $5.8 million ($4.1 million after tax). The charge was principally related to the consolidation of our glass fabrication division's fabricating and coating capabilities, which involved the closing of its West Coast facilities and merging them with the division's Minnesota operations. We settled all outstanding matters related to the consolidation during fiscal 1994 and recorded a $405,000 recovery of the fiscal 1992 provision.

14. LEASES

    As of February 26, 1994, we were obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

    Fiscal Year                                    (In thousands)
    -------------------------------------------------------------
    1995                                                   $8,170
    1996                                                    5,574
    1997                                                    3,838
    1998                                                    2,418
    1999                                                    1,604
    Thereafter                                              1,729
                                                   --------------
      Total minimum payments                              $23,333
                                                   ==============

    Total rental expense was $17,129,000, $15,653,000 and $16,889,000 in 1994,
1993 and 1992, respectively.

15. COMMITMENTS AND CONTINGENT LIABILITIES

    Apogee has entered into a number of non-compete agreements. Non-compete agreements represent contractual agreements with the previous management of purchased businesses not to enter into competition with us for a certain period of time. As of February 26, 1994, we were committed to make future payments of $1,716,000 under such agreements.

    Apogee has ongoing letters of credit related to risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the company is obligated as of February 26, 1994 was approximately $38,923,000.

    Apogee, like other participants in the construction business, is routinely involved in disputes and claims arising out of construction projects, sometimes involving significant monetary damages. Although it is impossible to predict the outcome of such disputes, we believe, based on facts currently available to us, that none of such claims will result in losses that would have a material adverse effect on our financial condition.

16. FAIR VALUE DISCLOSURES

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107.

    Estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimating methodologies may have a material effect on the estimated fair value amounts.

    Estimated fair values of our financial instruments at February 26, 1994 are as follows:

                                      Carrying         Estimated
    (In thousands)                     Amount          Fair Value
    --------------                    --------         ----------
    Long-term debt                     $39,845            $40,259
    Interest rate swap agreement in a
      net payable position                  -                $182

    For cash and cash equivalents, receivables, and accounts payable, carrying value is a reasonable estimate of fair value.

    The carrying values (face amounts) of our long-term debt that have variable interest rates are reasonable estimates of fair value. For borrowings that have fixed interest rates, fair value is estimated by discounting the projected cash flows using the rate at which similar borrowings could currently be made.

    The fair value of interest rate swaps is the difference between the present value of our future interest obligation at a fixed rate and the counterparty's obligation at a floating rate.

17. BUSINESS SEGMENTS

    Sales, operating income, identifiable assets and other related data for our operations in different business segments, appearing in this report, are an integral part of these financial statements. Fiscal 1990 and 1991 segment data are not covered by the Independent Auditors' Report.

                                     1994                1993                1992                1991                1990
Dollar amounts in thousands     Amount       %      Amount       %      Amount       %      Amount       %      Amount       %
- - ---------------------------     ----------------    ----------------    ----------------    ----------------    ----------------
SALES
Commercial construction         $307,036    44.6    $248,532    43.4    $274,863    46.1    $272,215    45.4    $283,720    48.1
Window fabrication                83,228    12.1      75,325    13.2      89,101    14.9      84,600    14.1      85,763    14.5
Glass fabrication                135,208    19.6     111,933    19.6     108,530    18.2     122,692    20.5     118,662    20.1
Installation and distribution    197,471    28.7     165,842    29.0     153,561    25.8     149,893    25.0     136,639    23.2
                                ----------------    ----------------    ----------------    ----------------    ----------------
  Total                          722,943   105.0     601,632   105.1     626,055   105.0     629,400   105.0     624,784   106.0
Intersegment elimination         (34,710)   (5.0)    (29,182)   (5.1)    (29,774)   (5.0)    (29,875)   (5.0)    (35,127)   (6.0)
                                ----------------    ----------------    ----------------    ----------------    ----------------
  Net sales                     $688,233   100.0    $572,450   100.0    $596,281   100.0    $599,525   100.0    $589,657   100.0
                                ================    ================    ================    ================    ================

OPERATING PROFIT (Loss)
Commericial construction        $(18,959) (376.5)   $ (5,092)  (62.9)   $ 14,972    74.6    $ 15,527    45.5    $ 12,775    39.8
Window fabrication                (3,484)  (69.2)       (506)   (6.3)      7,426    37.0       8,508    25.4       3,676    11.4
Glass fabrication                 13,650   269.3       7,845    96.9      (2,292)  (11.4)        670     2.0       4,483    14.0
Installation and distribution     13,918   276.4       5,845    72.2         (43)   (0.2)      9,121    27.2      11,173    34.8
                                ----------------    ----------------    ----------------    ----------------    ----------------
  Total                            5,035   100.0       8,092   100.0      20,063   100.0      33,556   100.0      32,107   100.0
Interest expense, net             (2,735)             (1,794)               (970)             (1,059)             (3,824)
Other income (expense)             4,317                 152              (3,343)             (3,655)             (4,908)
                                ----------------    ----------------    ----------------    ----------------    ----------------
  Earnings before income taxes
   and other items              $  6,617            $  6,450            $ 15,750            $ 28,842            $ 23,375
                                ================    ================    ================    ================    ================

                                     Identifiable Assets              Capital Expenditures         Depreciation & Amortization
                                  1994       1993       1992       1994       1993      1992       1994       1993       1992
                                --------   --------   --------    -------    ------    -------    -------    -------    -------
Commercial construction         $114,060   $ 86,911   $ 66,596    $ 2,600    $2,774    $ 3,131    $ 3,508    $ 2,920    $ 2,314
Window fabrication                43,928     39,084     41,290      2,332     3,120      2,657      2,927      2,706      2,825
Glass fabrication                 59,470     52,976     58,567      4,611     1,360      3,753      4,452      4,701      6,411
Installation and distribution     62,564     55,177     54,404      4,451     1,668      3,377      4,696      4,651      4,651
Corporate and other               29,413     20,679     36,096         52       244         56        141        132        104
Intersegment elimination          (3,247)    (3,371)    (7,444)         -         -          -          -          -          -
                                --------   --------   --------    -------    ------    -------    -------    -------    -------
  Total                         $306,188   $251,456   $249,509    $14,046    $9,166    $12,974    $15,724    $15,110    $16,305
                                ========   ========   ========    =======    ======    =======    =======    =======    =======

Notes: Apogee's commercial construction division has subsidiaries in Europe and Asia. During 1994, such operations had net sales and an operating loss of $65,021,000 and $887,000 respectively. At February 26, 1994, identifiable assets of the subsidiaries totaled $31,786,000. In 1993 and 1992, net sales and identifiable assets of these units were less than 10% of Apogee's consolidated figures. Foreign currency transaction gains or losses included in net earnings for 1994, 1993 and 1992 were immaterial.
    Apogee's export sales are less than 10% of consolidated net sales. No single customer, including government agencies, accounts for 10% or more of consolidated net sales. Intersegment sales are arms-length transactions. Segment operating profit (loss) is net sales less cost of sales and operating expenses. Operating income does not include provision for interest expense or income taxes. Other income (expense) includes miscellaneous corporate activity not allocable to business segments.

                                                                     SCHEDULE V
                                                                     ----------

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

                         Property, Plant and Equipment
                                (In thousands)

                               Balance at                 Retirements,   Balance at
                              beginning of   Additions      sales or       end of
                                 period      at cost(1)    adjustments     period
                              ------------  ------------  -------------  ----------
For the year ended
 February 26, 1994:
  Land                            $  2,202    $    44           $  (62)    $  2,308
  Buildings                         35,454      1,892               63       37,283
  Machinery and equipment           55,960      6,409            2,252       60,117
  Office furniture and
   equipment                        20,694      3,468              930       23,232
  Leasehold improvements             8,216       (813)             721        6,682
  Construction in progress           2,031      2,432              444        4,019
  Other                              7,704      1,723            1,658        7,769
                                  --------    -------           ------     --------
                                  $132,261    $15,155           $6,006     $141,410
                                  ========    =======           ======     ========

For the year ended
 February 27, 1993:
  Land                            $  2,306    $     -           $  104     $  2,202
  Buildings                         35,695        199              440       35,454
  Machinery and equipment           53,277      2,433             (250)      55,960
  Office furniture and
   equipment                        18,273      3,177              756       20,694
  Leasehold improvements             8,530        944            1,258        8,216
  Construction in progress             657      1,813              439        2,031
  Other                              8,184        764            1,244        7,704
                                  --------    -------           ------     --------
                                  $126,922    $ 9,330           $3,991     $132,261
                                  ========    =======           ======     ========

For the year ended
 February 29, 1992:
  Land                            $  2,124    $   182           $    -     $  2,306
  Buildings                         32,362      3,335                2       35,695
  Machinery and equipment           52,633      2,328            1,684       53,277
  Office furniture and
    equipment                       14,194      6,615            2,536       18,273
  Leasehold improvements             7,874      1,199              543        8,530
  Construction in progress           1,269        568            1,180          657
  Other                              7,505      1,722            1,043        8,184
                                  --------    -------           ------     --------
                                  $117,961    $15,949           $6,988     $126,922
                                  ========    =======           ======     ========

[FN]
(1) The amounts listed include property purchased through acquisitions of $986, $164 and $2,975 for the years 1994, 1993 and 1992, respectively, consisting entirely of machinery and equipment and office furniture and equipment, with the exception of $1,435 for a building in 1992.

                                                                     SCHEDULE VI
                                                                     -----------

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

                   Accumulated Depreciation and Amortization
                        of Property, Plant and Equipment
                                 (In thousands)

                                         Additions
                             Balance at  charged to  Retirements,   Balance at
                             beginning   costs and     sales or       end of
                             of period    expenses    adjustments     period
                             ----------  ----------  -------------  ----------
For the year ended
 February 26, 1994:
  Buildings                     $10,576     $ 1,547       $(1,773)     $13,896
  Machinery and equipment        33,399       5,907         2,022       37,284
  Office furniture and
   equipment                     11,767       3,788           732       14,823
  Other                          10,391       2,154         2,055       10,490
                                -------     -------       -------      -------
                                $66,133     $13,396       $ 3,036      $76,493
                                =======     =======       =======      =======


For the year ended
 February 27, 1993:
  Buildings                     $ 9,134     $ 1,532       $    90      $10,576
  Machinery and equipment        27,969       5,667           237       33,399
  Office furniture and
   equipment                      9,235       3,465           933       11,767
  Other                          10,003       2,323         1,935       10,391
                                -------     -------       -------      -------
                                $56,341     $12,987       $ 3,195      $66,133
                                =======     =======       =======      =======

For the year ended
 February 29, 1992:
  Buildings                     $ 7,610     $ 1,526       $     2      $ 9,134
  Machinery and equipment        22,893       6,517         1,441       27,969
  Office furniture and
    equipment                     7,796       3,255         1,816        9,235
  Other                           8,170       2,901         1,068       10,003
                                -------     -------       -------      -------
                                $46,469     $14,199       $ 4,327      $56,341
                                =======     =======       =======      =======

                                                                   SCHEDULE VIII
                                                                   -------------

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                                 (In thousands)


                           Balance at  Charged to   Deductions   Balance at
                           beginning   costs and       from        end of
                           of period    expenses   reserves (1)    period
                           ----------  ----------  ------------  ----------
For the year ended
 February 26, 1994:
   Allowance for
   doubtful receivables        $6,339      $2,388       $  848       $7,879
                               ======      ======       ======       ======

For the year ended
 February 27, 1993:
   Allowance for
   doubtful receivables        $9,049      $2,061       $4,771       $6,339
                               ======      ======       ======       ======

For the year ended
 February 29, 1992:
   Allowance for
   doubtful receivables        $5,070      $6,261       $2,282       $9,049
                               ======      ======       ======       ======

[FN]
(1)  Net of recoveries