Form 10-Q
period 1994-06-28
APOGEE ENTERPRISES INC
filed 1994-07-08
CIK 6845

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

                                       OR

                [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended     May 28, 1994     Commission File Number   0-6365
                          ---------------------                         ------

                             APOGEE ENTERPRISES, INC.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

                      Minnesota                      41-0919654
               ------------------------         ---------------------
               (State of Incorporation)         (IRS Employer ID No.)


      7900 Xerxes Avenue South, Suite 1800, Minneapolis, Minnesota  55431
      -------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                Registrant's Telephone Number   (612) 835-1874
                                               ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES    X     NO
                                          -------     -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


             Class                             Outstanding at June 30, 1994
- - ---------------------------------              ----------------------------
Common Stock, $.33-1/3  Par Value                      13,313,756

                            APOGEE ENTERPRISES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS
                       FOR THE QUARTER ENDED MAY 28, 1994

       Description                                                  Page
       -----------                                                  ----

PART I
- - ------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of May 28, 1994
          and February 26, 1994                                       3

         Consolidated Results of Operations for the
          Quarters Ended May 28, 1994 and May 29, 1993                4

         Consolidated Statements of Cash Flows for the
          Quarters Ended May 28, 1994 and May 29, 1993                5

         Notes to Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations               7-9

PART II  Other Information
- - -------

Item 6.  Exhibits                                                     11

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                         May 28,   February 26,
                                                           1994        1994
                                                         --------  ------------
ASSETS
Current assets
  Cash and cash equivalents                              $  9,949      $ 10,824
  Receivables, net of allowance for doubtful accounts     148,899       144,597
  Inventories                                              52,990        52,732
  Deferred income taxes                                     8,754         8,454
  Other current assets                                      3,563         4,679
                                                         --------      --------
    Total current assets                                  224,155       221,286
                                                         --------      --------

Property, plant and equipment, net                         67,619        64,917

Intangible assets, at cost less
  accumulated amortization                                  2,041         1,972
Investments in and advances to
  affiliated companies                                     11,582        11,826
Deferred income taxes                                       3,826         3,526
Other assets                                                2,199         2,661
                                                         --------      --------
    Total assets                                         $311,422      $306,188
                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                       $ 40,009      $ 51,488
  Accrued expenses                                         40,136        40,916
  Billings in excess of costs and earnings
    on uncompleted contracts                               15,444        15,911
  Accrued income taxes                                      6,616         4,524
  Notes payable                                            36,900        23,850
  Current installments of long-term debt                    4,154         4,157
                                                         --------      --------
    Total current liabilities                             143,259       140,846
                                                         --------      --------

Long-term debt                                             35,666        35,688

Other long-term liabilities                                15,473        14,260
Minority interest                                           1,343         1,331

Shareholders' equity
  Common stock, $.33 1/3 par value;
    authorized 50,000,000 shares; issued
    and outstanding 13,314,000 and
    13,312,000 shares, respectively                         4,438         4,437
  Additional paid-in capital                               17,737        17,718
  Retained earnings                                        93,506        91,908
                                                         --------      --------
    Total shareholders' equity                            115,681       114,063
                                                         --------      --------
    Total liabilities and shareholders' equity           $311,422      $306,188
                                                         ========      ========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
              FOR THE QUARTERS ENDED MAY 28, 1994 AND MAY 29, 1993
           (Thousands of Dollars Except Share and Per Share Amounts)

                                                                 Quarter Ended
                                                          ----------------------------
                                                             May 28,        May 29,
                                                               1994           1993
                                                          --------------  ------------

Net sales                                                   $   178,927   $   148,752

Cost of sales                                                   153,539       128,805
                                                            -----------   -----------

    Gross profit                                                 25,388        19,947

Selling, general and administrative expenses                     20,670        18,798
Equity in net (earnings) of affiliated companies                   (177)         (864)
                                                            -----------   -----------

    Operating income                                              4,895         2,013

Interest expense, net                                               562           544
                                                            -----------   -----------

    Earnings before income taxes and cumulative
       effect of change in accounting for income taxes            4,333         1,469

Income taxes                                                      1,733           551
                                                            -----------   -----------

    Net earnings before cumulative effect
      of change in accounting for income taxes                    2,600           918

Cumulative effect of change in
  accounting for income taxes                                         -           525
                                                            -----------   -----------

    Net earnings                                            $     2,600   $     1,443
                                                            ===========   ===========

Earnings per share:

Earnings per share before cumulative effect
  of change in accounting for income taxes                  $       .19   $       .07
Cumulative effect of change in
  accounting for income taxes                                         -           .04
                                                            -----------   -----------

   Earnings per share                                       $       .19   $       .11
                                                            ===========   ===========

Weighted average number of
  common shares and common share
  equivalents outstanding                                    13,376,000    13,212,000
                                                            ===========   ===========

Cash dividends per common share                             $      .075   $      .070
                                                            ===========   ===========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE QUARTERS ENDED MAY 28, 1994 AND MAY 29, 1993
                             (Thousands of Dollars)


                                                                    1994       1993
                                                                  ---------  --------
OPERATING ACTIVITIES
Net earnings                                                      $  2,600   $ 1,443
Adjustments to reconcile net earnings to net
  cash used in operating activities:
    Cumulative effect of change in accounting for income taxes           -      (525)
    Depreciation and amortization                                    3,667     3,848
    Provision for losses on accounts receivable                        753       601
    Noncurrent deferred income taxes                                  (300)     (299)
    Equity in net (earnings) of affiliated
      companies                                                       (177)     (864)
    Other, net                                                         483       (73)
    Changes in operating assets and liabilities,
      net of effect of acquisitions:
        Receivables                                                 (5,011)   (4,458)
        Inventories                                                   (248)    1,035
        Other current assets                                         1,116     2,731
        Accounts payable and accrued expenses                      (12,259)   (6,877)
        Billings in excess of costs and earnings
          on uncompleted contracts                                    (467)   (2,002)
        Accrued and current deferred income taxes                    1,792    (2,596)
        Other long-term liabilities                                  1,213       174
                                                                  --------   -------
          Net cash used in operating activities                     (6,838)   (7,862)
                                                                  --------   -------

INVESTING ACTIVITIES
Capital expenditures                                                (6,069)   (2,512)
Acquisition of businesses, net of cash acquired                       (272)     (898)
Investments in and advances to affiliated companies                    421       (86)
Other, net                                                            (164)   (1,054)
                                                                  --------   -------
         Net cash used in investing activities                      (6,084)   (4,550)
                                                                  --------   -------

FINANCING ACTIVITIES
Increase in notes payable                                           13,050         -
Payments on long-term debt                                             (25)     (100)
Proceeds from issuance of long-term debt                                 -    11,500
Proceeds from issuance of common stock                                  20       550
Dividends paid                                                        (998)     (927)
                                                                  --------   -------
          Net cash provided by financing
            activities                                              12,047    11,023
                                                                  --------   -------
Decrease in cash                                                      (875)   (1,389)
Cash at beginning of period                                         10,824     8,908
                                                                  --------   -------
Cash at end of period                                             $  9,949   $ 7,519
                                                                  ========   =======

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies
    ------------------------------------------

    Principles of Consolidation

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 28, 1994 and February 26, 1994, and the results of operations and cash flows for the thirteen weeks ended May 28, 1994 and May 29, 1993. Certain prior year amounts have been reclassified to conform to the current period presentation.

    The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes.

    The results of operations for the thirteen-week periods ended May 28, 1994 and May 29, 1993 are not necessarily indicative of the results to be expected for the full year.

    Accounting period

    The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.  Inventories
    -----------

    Inventories consist of the following:

                                   May 28,  February 26,
                                    1994        1994
                                   -------  ------------

    Raw materials and supplies     $11,626       $ 9,994
    In process                       4,098         3,413
    Finished goods                  26,061        29,565
    Costs in excess of billings     11,205         9,760
                                   -------       -------

                                   $52,990       $52,732
                                   =======       =======

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

SALES AND EARNINGS
- - ------------------

First quarter revenues rose 20% to $179 million from $149 million a year earlier. Net earnings rose 80% to $2.6 million, or $0.19 per share, from $1.4 million, or $0.11 per share, a year ago. Last year results included a $525,000, or 4 cents per share, one-time gain due to the adoption of FASB No. 109 - Accounting for Income Taxes. Exclusive of the accounting change, earnings were up 183% from a year ago.


Each of the Company's divisions reported improved operating results as well as healthy sales growth. With the exception of the Commercial Construction Division
(CCD), each of the divisions had operating earnings in the quarter. The following table presents the percentage change in sales and operating income for the Company's four divisions and on a consolidated basis for the first quarter, when compared to the corresponding period a year ago.

                                         Percentage Change
                                    ---------------------------
   Division                          Sales    Operating Income
   --------                         ------  -------------------

   Commercial Construction             25%   Loss in both years
   Window Fabrication                   9%    Loss a year ago
   Glass Fabrication                   21%           54%
   Installation and Distribution       13%           21%
   Consolidated                        20%          143%

Commercial Construction
- - -----------------------

Greater overseas activity and stronger detention/security sales accounted for CCD's revenue growth in the first quarter. Although the division recorded slightly improved project margins, CCD continued to experience tough market conditions. Low margins along with higher overhead on international operations accounted for the division reporting an operating loss. On the bright side, the division reduced domestic overhead, which when combined with strong results from the detention/security group, helped CCD to cut its loss by half when compared to a year ago. The detention/security segment's strong sales and solid earnings were its best quarterly results since the segment's units were acquired in fiscal 1992.

The division believes industry conditions are slowly improving. The extent of future operating gains is dependent on the successful implementation of steps taken to improve project management and project bidding. At this time, the division expects to report better results for the remainder of the year when compared to fiscal 1994.

CCD's backlog stood at $339 million, 7% behind the division's February 1994 balance, but 12% ahead of a year ago. The Company's overall consolidated backlog decreased 5% from year end to $386 million, but was up 15% compared to twelve months earlier. The Company estimates that approximately $110 million of CCD's current backlog will not be realized until fiscal 1996 or later.

Window Fabrication
- - ------------------

The Window Fabrication Division (WFD), which also serves the commercial and institutional construction markets, reported a small operating profit for the quarter, compared to a small operating loss a year ago. Stronger volume at the window coverings units and decreased operating costs at both the window coverings and architectural units resulted in improved revenues and earnings. Order rates during the first quarter were good for the division's architectural units. The division continues to look at manufacturing processes and cost controls to further improve earnings. Like CCD, the division anticipates favorable comparisons with year-ago results for the rest of the fiscal year.

Glass Fabrication
- - -----------------

The Glass Fabrication Division (GFD) produced outstanding revenue and earnings results, largely attributable to brisk auto glass sales and improved margins for its architectural glass products.

Viracon, GFD's architectural glass unit, operated near full capacity and benefited from improved pricing levels. The unit is currently expanding its facility to provide greater manufacturing capacity. The auto glass unit, Curvlite, reported record sales and earnings for the quarter due to strong unit demand. Curvlite is also investing in increased capacity. Marcon Coatings, a 50%-owned joint venture, had a strong quarter, showing 63% growth in pretax earnings when compared to a year ago. The increase is largely due to the strong activity of Viracon and Marvin Windows, the entity's other joint venture partner. Order rates for each of these units have been strong, suggesting continued solid operating results for the foreseeable future.

Tru Vue, GFD's picture framing glass unit, had solid results, with both sales and operating income slightly ahead of a year ago. Tru Vue's acquired matboard unit, Miller Tru Vue (Miller), experienced a loss in the first quarter. Miller is in the process of relocating its operations from New York to Chicago, adjacent to Tru Vue. Reduced operating costs are expected, but additional sales volume will be required to bring the unit up to breakeven.

Installation and Distribution
- - -----------------------------

The Installation and Distribution Division (IDD) generated sales and earnings growth for the first quarter. While unit volume remained essentially unchanged from a year ago, modest price increases, as well as reduced operating costs, led to the improvement. The division's network segment, which subcontracts auto glass repair/replacement sales nationwide, reported unit volume up 10%. IDD continues to work on new marketing programs and improving its information systems.

The division added six retail stores and four wholesale locations, ending the quarter with 242 retail units and 49 distribution centers. Expansion opportunities are continually looked at to determine areas of favorable growth.

Viratec Thin Films
- - ------------------

Viratec Thin Films (Viratec), a 50%-owned joint venture, develops and applies optical-quality coatings to glass and other substrates. Viratec reported significantly lower sales and earnings when compared to a year ago due to a number of factors. Line speed, uptime and yield performance of manufacturing coating equipment was below satisfactory levels, while pricing of coated products has become more competitive. New coating equipment and related product development projects which were scheduled to be in operation in the current fiscal year are behind schedule due to modifications and process startup delays. Plans are under way to deal with all of the above issues.

Consolidated
- - ------------

The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.

                                                         Percentage of Sales
                                                         -------------------
                                                           1994       1993
                                                         ---------  --------
 Net sales                                                 100.0      100.0
 Cost of sales                                              85.8       86.6
                                                           -----      -----
   Gross profit                                             14.2       13.4
 Selling, general and
  administrative expenses                                   11.6       12.6
 Equity in net (earnings) of
  affiliated companies                                      (0.1)      (0.6)
                                                           -----      -----
   Operating income                                          2.7        1.4
 Interest expense, net                                       0.3        0.4
                                                           -----      -----
   Earnings before taxes                                     2.4        1.0
 Income taxes                                                1.0        0.4
                                                           -----      -----
   Net earnings before cumulative
    effect of change in accounting
    for income taxes                                         1.5        0.6
 Cumulative effect of change in
  accounting for income taxes                                  -        0.4
                                                           -----      -----
   Net earnings                                              1.5        1.0
                                                           =====      =====

 Effective tax rate                                         40.0%      37.5%

On a consolidated basis, cost of sales, as a percentage of net sales, fell largely due to stronger pricing at GFD and IDD, which was offset partly by weak pricing at CCD. Selling, general and administrative (SG & A) expenses decreased as a percentage of sales due to greater sales volume. However, in absolute dollars, SG & A increased about 10% as expenses relating to that higher activity also increased -- commissions, marketing programs, bad debt expense, bonus and profit sharing.

Equity in net earnings of affiliated companies decreased as a result of lower sales and earnings at Viratec. Net interest expense remained essentially even in absolute dollars, but tapered off a bit as a percentage of sales.

The effective income tax rate grew from a year earlier with the increase in earnings. The lower rate last year reflected the non-taxability of our equity in net earnings of affiliated companies, which was a significant portion of our net earnings. The Company adopted FASB Statement No. 109 in the first quarter of fiscal 1994. As a result of the adoption, the Company benefited by a $525,000 gain. The gain reduced long-term deferred tax liabilities (netted against long-term deferred tax assets). The gain was largely due to the restatement of deferred tax depreciation originally booked at historically higher tax rates (46% Federal) and restated to reflect current tax rates (34% Federal).

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

At quarter end, the Company's working capital (current assets less current liabilities) and current ratio were essentially unchanged from the beginning of the fiscal year. However, current bank debt increased $13 million, to $37 million, while accounts payable and accrued expenses decreased $12 million. This substitution was caused primarily by normal variations in trade payables. The Company counts, as one of its competitive strengths, the ability to handle these variations. The Company believes that it has adequate credit facilities to meet its liquidity requirements.

Additions to property, plant and equipment totaled approximately $6.1 million. Major projects included expenditures for GFD's manufacturing facilities and data management, information processing and technical systems throughout the Company, particularly IDD.

                                    PART II

                               OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a) Exhibits:

    Exhibit 11.  Statement of Determination of Common Shares and
                 Common Share Equivalents.

(b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                                                  CONFORMED COPY



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APOGEE ENTERPRISES, INC.


Date:        July 8, 1994           Donald W. Goldfus
      -------------------------     ------------------------------------
                                    Donald W. Goldfus
                                    Chairman of the Board and
                                     Chief Executive Officer


Date:        July 8, 1994           William G. Gardner
      -------------------------     ------------------------------------
                                    William G. Gardner
                                    Treasurer, Chief Financial Officer
                                     and Secretary

                                                                      EXHIBIT 11


    STATEMENT OF DETERMINATION OF COMMON SHARES AND COMMON SHARE EQUIVALENTS
    ------------------------------------------------------------------------

                                             Average No. of Common Shares
                                              & Common Share Equivalents
                                              Assumed to be Outstanding
                                              During the Quarter Ended:
                                             ----------------------------

                                               May 28,          May 29,
                                                1994             1993
                                             ----------       ----------

Weighted average number of
common shares outstanding (a)                13,313,043       13,191,078

Common share equivalents
resulting from the assumed
exercise of stock options (b)                    62,694           20,533
                                             ----------       ----------

Total primary common shares
and common share equivalents                 13,375,737       13,211,611
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