Form 10-Q
period 1994-08-27
APOGEE ENTERPRISES INC
filed 1994-09-27
CIK 6845

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

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended   August 27, 1994  Commission File Number   0-6365
                       -------------------                       ----------

                           APOGEE ENTERPRISES, INC.
              --------------------------------------------------
              (Exact Name of Registrant as Specified in Charter)

                      Minnesota                      41-0919654
              --------------------------       ------------------------
               (State of Incorporation)         (IRS Employer ID No.)


      7900 Xerxes Avenue South, Suite 1800, Minneapolis, Minnesota  55431
      -------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                Registrant's Telephone Number   (612) 835-1874
                                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES    X     NO
                                           -----      -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


              Class                          Outstanding at September 27, 1994
- - ----------------------------------          -----------------------------------
 Common Stock, $.33-1/3 Par Value                       13,417,081

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               TABLE OF CONTENTS
                     FOR THE QUARTER ENDED AUGUST 27, 1994



            Description                                                   Page
            -----------                                                   ----

PART I
- - ------
Item 1.     Financial Statements

            Consolidated Balance Sheets as of August 27, 1994
             and February 26, 1994                                           3

            Consolidated Results of Operations for the
             Three Months and Six Months Ended
             August 27, 1994 and August 28, 1993                             4

            Consolidated Statements of Cash Flows for
             the Six Months Ended August 27, 1994 and August 28, 1993        5

            Notes to Consolidated Financial Statements                       6

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                7-10

PART II     Other Information
- - -------

Item 6.     Exhibits                                                        11

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                                                         August 27,  February 26,
                                                            1994         1994
                                                         ----------  ------------
ASSETS

Current assets
  Cash and cash equivalents                               $  9,992     $ 10,824
  Receivables, net of allowance for doubtful accounts      142,198      144,597
  Inventories                                               59,989       52,732
  Deferred income taxes                                      9,054        8,454
  Other current assets                                       4,199        4,679
                                                          --------     --------
    Total current assets                                   225,432      221,286
                                                          --------     --------

Property, plant and equipment, net                          69,518       64,917

Intangible assets, at cost less
  accumulated amortization                                   1,954        1,972
Investments in and advances to
  affiliated companies                                      11,681       11,826
Deferred income taxes                                        4,126        3,526
Other assets                                                 2,396        2,661
                                                          --------     --------
    Total assets                                          $315,107     $306,188
                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                        $ 36,933     $ 51,488
  Accrued expenses                                          44,370       40,916
  Billings in excess of costs and earnings
    on uncompleted contracts                                18,238       15,911
  Accrued income taxes                                       6,362        4,524
  Notes payable                                             18,500       23,850
  Current installments of long-term debt                     4,081        4,157
                                                          --------     --------
    Total current liabilities                              128,484      140,846
                                                          --------     --------

Long-term debt                                              50,341       35,688

Other long-term liabilities                                 14,772       14,260
Minority interest                                            1,203        1,331

Shareholders' equity
  Common stock, $.33-1/3 par value;
    authorized 50,000,000 shares; issued
    and outstanding 13,417,000 and
    13,312,000 shares, respectively                          4,472        4,437
  Additional paid-in capital                                19,039       17,718
  Retained earnings                                         96,796       91,908
                                                          --------     --------
    Total shareholders' equity                             120,307      114,063
                                                          --------     --------
    Total liabilities and shareholders' equity            $315,107     $306,188
                                                          ========     ========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                      AUGUST 27, 1994 AND AUGUST 28, 1993
           (Thousands of Dollars Except Share and Per Share Amounts)

                                             Three Months Ended           Six Months Ended
                                         --------------------------  --------------------------
                                          August 27,    August 28,    August 27,    August 28,
                                             1994          1993          1994          1993
                                         ------------  ------------  ------------  ------------
Net sales                                $   185,971   $   175,568   $   364,898   $   324,320

Cost of sales                                156,731       153,475       310,270       282,280
                                         -----------   -----------   -----------   -----------

    Gross profit                              29,240        22,093        54,628        42,040

Selling, general and
  administrative expenses                     21,765        17,741        42,435        36,539
Equity in net earnings of
  affiliated companies                          (294)         (330)         (471)       (1,194)
                                         -----------   -----------   -----------   -----------

    Operating income                           7,769         4,682        12,664         6,695

Interest expense, net                            821           776         1,383         1,320
                                         -----------   -----------   -----------   -----------

    Earnings before income taxes
      and other items below                    6,948         3,906        11,281         5,375

Income taxes                                   2,779         1,465         4,512         2,016
Minority interest                               (125)           --          (125)           --
                                         -----------   -----------   -----------   -----------

    Net earnings before
      cumulative effect of change
       in accounting for income taxes          4,294         2,441         6,894         3,359

Cumulative effect of change in
  accounting for income taxes                     --            --            --           525
                                         -----------   -----------   -----------   -----------

    Net earnings                         $     4,294   $     2,441   $     6,894   $     3,884
                                         ===========   ===========   ===========   ===========

Earnings per share:
Earnings per share before
   cumulative effect of change
   in accounting for income taxes        $       .32   $       .18   $       .51   $       .25
Cumulative effect of change in
   accounting for income taxes                    --            --            --           .04
                                         -----------   -----------   -----------   -----------

    Earnings per share                   $       .32   $       .18   $       .51   $       .29
                                         ===========   ===========   ===========   ===========

Weighted average number of
  common shares and common share
  equivalents outstanding                 13,447,000    13,268,000    13,412,000    13,240,000
                                         ===========   ===========   ===========   ===========

Cash dividends per common share          $      .075   $      .070   $       .15   $       .14
                                         ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED AUGUST 27, 1994 AND AUGUST 28, 1993
                             (Thousands of Dollars)

                                                                     1994       1993
                                                                   ---------  ---------
OPERATING ACTIVITIES
Net earnings                                                         6,894      3,884
Adjustments to reconcile net earnings to net
  cash used in operating activities:
    Cumulative effect of change in accounting for income taxes          --       (525)
    Depreciation and amortization                                    7,649      7,344
    Provision for losses on accounts receivable                      1,037      1,175
    Noncurrent deferred income taxes                                  (600)      (600)
    Equity in net earnings of affiliated
      companies                                                       (471)    (1,194)
    Minority interest in net earnings                                 (125)        --
    Other, net                                                         315         70
    Changes in operating assets and liabilities,
      net of effect of acquisitions:
        Receivables                                                  1,406    (32,056)
        Inventories                                                 (7,247)    (5,514)
        Other current assets                                           480     (1,891)
        Accounts payable and accrued expenses                      (11,101)     5,858
        Billings in excess of costs and earnings
          on uncompleted contracts                                   2,327      3,099
        Accrued and current deferred income taxes                    1,238     (1,761)
        Other long-term liabilities                                    512        228
                                                                  --------   --------
          Net cash provided by (used in) operating activities        2,314    (21,883)
                                                                  --------   --------

INVESTING ACTIVITIES
Capital expenditures                                               (11,909)    (5,417)
Acquisition of businesses, net of cash acquired                       (272)    (3,834)
Investments in and advances to affiliated companies                    613         87
Other, net                                                            (156)      (432)
                                                                  --------   --------
         Net cash used in investing activities                     (11,724)    (9,596)
                                                                  --------   --------

FINANCING ACTIVITIES
(Decrease)/increase in notes payable                                (5,350)    14,300
Proceeds from issuance of long-term debt                            15,000     14,100
Payments on long-term debt                                            (423)      (520)
Proceeds from issuance of common stock                               1,356        554
Dividends paid                                                      (2,005)    (1,852)
                                                                  --------   --------
          Net cash provided by financing activities                  8,578     26,582
                                                                  --------   --------

Decrease in cash                                                      (832)    (4,897)
Cash and cash equivalents at beginning of period                    10,824      8,908
                                                                  --------   --------
Cash and cash equivalents at end of period                        $  9,992   $  4,011
                                                                  ========   ========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

    Principles of Consolidation

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 27, 1994 and February 26, 1994, and the results of operations for the three months and six months ended August 27, 1994 and August 28, 1993 and cash flows for the six months ended August 27, 1994 and August 28, 1993.

    The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and related notes.

    The results of operations for the six-month period ended August 27, 1994 and August 28, 1993 are not necessarily indicative of the results to be expected for the full year.

    Accounting period
    -----------------

    The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.  Inventories

    Inventories consist of the following:


                                   August 27,  February 26,
                                      1994         1994
                                   ----------  ------------
[S]                                [C]         [C]
    Raw materials and supplies        $11,405       $ 9,994
    In process                          4,106         3,413
    Finished goods                     30,267        29,565
    Costs in excess of billings        14,211         9,760
                                      -------       -------

                                      $59,989       $52,732
                                      =======       =======

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


SALES AND EARNINGS
- - ------------------
Second quarter net earnings of $4.3 million, or 32 cents per share, were 76% greater than last year's $2.4 million, or 18 cents a share. Revenues rose 6% to $186 million from $176 million a year ago. Year-to-date net sales and earnings were 13% and 105% ahead of last year's results, before the $525,000 gain from a change in accounting principle recorded in the first quarter last year. Including the effect of the accounting change, net earnings for the first six months of fiscal 1995 were 77% greater than a year ago.

Improved revenues at our architectural glass and replacement auto glass businesses accounted for most of the sales gain. A reduction in the commercial construction division's operating loss and improved profitability at our architectural glass and wholesale replacement auto glass operations combined to produce higher net earnings for both the second quarter and six months.

The following table presents the percentage change in sales and operating income for the Company's four divisions and on a consolidated basis, for three and six months when compared to the corresponding periods a year ago. Divisional results were mixed and are explained below.


                                                     Percentage Change
                                         ------------------------------------------
                                         Three Months Ended       Six Months Ended
                                           August 27, 1994        August 27, 1994
                                         ------------------      ------------------
                                                  Operating               Operating
Division                                 Sales     Income        Sales     Income
- - --------                                 -----     ------        -----     ------
Commercial Construction (1)               -5        -  (1)          8       -  (1)
Window Fabrication                         7        -12             8       -  (2)
Glass Fabrication                         19         20            20        34
Installation and Distribution             12          7            12        12


Consolidated                               6         66            13        89

(1) CCD's operating losses for the three-month and six-month periods were reduced by 30% and 39% as compared to its operating losses for the same periods in fiscal 1994.
(2) WFD had operating income for the first six months of fiscal 1995 as compared to an operating loss for the same period of fiscal 1994.

Commercial Construction
- - -----------------------
Revenues for the Commercial Construction Division (CCD) declined slightly when compared to a year ago, as higher detention/security activity was more than offset by lower domestic new construction revenue, which was due primarily to fewer active contract offices and delayed starts on some projects. Though 30% lower than a year ago, CCD recorded an operating loss for the quarter, reflecting high international overhead and the completion of several low margin projects. CCD's detention/security segment reported strong revenue and earnings gains. The division continued efforts to improve its organizational structure and procedures, including project bidding and project management functions.

CCD's backlog stood at $348 million on August 27, 1994, a 3% increase over the end of the first quarter and a year ago. The increase was due to new European and Asian projects, offsetting reductions in both domestic and detention/security backlogs. Overall the Company's consolidated backlog decreased 3% from year end, to $394 million at the end of the second quarter, but up 5% from twelve months earlier.


Window Fabrication
- - ------------------
The Window Fabrication Division (WFD) showed an increase in sales, but depressed margins at the division's window coverings group caused the division to show a slight decrease in operating income for the quarter. The architectural group continued to operate on slim margins, but was able to reduce its operating loss compared to a year earlier with stronger volume and earnings at the group's finishing units. The window coverings units had a fine quarter, reporting revenue gains and good earnings, though operating income was lower due to higher material costs and stiffening competition.


Glass Fabrication
- - -----------------
The Glass Fabrication Division (GFD) produced continuing sales and earnings growth in the second quarter. Such gains were principally attributable to strong demand for fabricated architectural and automotive glass. Viracon, GFD's architectural glass unit, reported record revenues and operating income for the quarter, the result of robust export sales and improved pricing on domestic business. Marcon Coatings, a 50%-owned glass coating joint venture, also had good results, benefitting from Viracon's strong sales. Both Viracon's and Marcon's expansion of productive capacity were proceeding on schedule.

Curvlite, GFD's automotive replacement glass manufacturer, reported solid sales and earnings as it ran near capacity. This unit also was undertaking efforts to improve its capacity. Despite some price discounting by competitors, Tru Vue, GFD's picture framing glass unit, reported another quarter of solid results. Tru Vue's matboard unit, Miller Artboard, has completed its relocation to Chicago, adjacent to Tru Vue.

The division's businesses continued to report strong order rates. Accordingly, GFD expects to report solid operating results for the latter half of the year.

Installation and Distribution
- - -----------------------------
The Installation and Distribution Division (IDD) once again achieved strong sales and earnings. Strong demand and firmer pricing for replacement auto glass favorably affected division results. Wholesale operations accounted for most of the sales and earnings gain. The Harmon Glass Network, which subcontracts auto glass repair/replacement sales nationwide, reported 4% unit growth over the same period a year ago. Operating income improvement was reduced by IDD's ongoing expenditures to overhaul its information and communications systems. Based on current industry trends, IDD anticipates sales and earnings comparisons to remain positive for the latter half of the year, during which activity is traditionally slower.

The division opened 6 distribution centers and 7 retail shops in the first six months of the fiscal year bringing its total to 51 distribution facilities and 238 stores.

Viratec Thin Films
- - ------------------
Viratec Thin Films (Viratec), a 50%-owned optical-grade glass coating joint venture, reported stronger sales but lower operating income than a year ago. Profitability was affected by higher research and development expenditures on future products and process improvements. Technical problems with Viratec's main coater, noted in the first quarter, were corrected. Viratec's order backlog was down 19% from year end, but was 17% higher than a year ago.


Consolidated
- - ------------
The following table compares quarterly results with year ago results, as a percentage of sales, for each caption.


                                                  Three Months            Six Months
                                                      Ended                 Ended
                                               -------------------   -------------------
                                               Aug. 27,   Aug. 28,   Aug. 27,   Aug. 28,
                                                1994        1993      1994        1993
                                               -------------------   -------------------
Net sales                                       100.0      100.0      100.0      100.0
Cost of sales                                    84.3       87.4       85.0       87.0
                                                 ----       ----       ----       ----
     Gross profit                                15.7       12.6       15.0       13.0
Selling, general and administrative
expenses                                         11.7       10.1       11.6       11.3
Equity in net earnings of
affiliated companies                             (0.2)      (0.2)      (0.1)      (0.4)
                                                 ----       ----       ----       ----
     Operating income                             4.2        2.7        3.5        2.1
Interest expense, net                             0.4        0.4        0.4        0.4
                                                 ----       ----       ----       ----
Earnings before income taxes and
other items below                                 3.7        2.2        3.1        1.7
Income taxes                                      1.5        0.8        1.2        0.6
Minority interest                                (0.1)        --         --         --
                                                 ----       ----       ----       ----
     Net earnings before cumulative
     effect of change in accounting
     for income taxes                             2.3        1.4        1.9        1.0
Cumulative effect of change in
accounting for income taxes                        --         --         --        0.2
                                                 ----       ----       ----       ----
     Net earnings                                 2.3        1.4        1.9        1.2
                                                 ====       ====       ====       ====

Income tax rate                                  40.0%      37.5%      40.0%      37.5%

On a consolidated basis for the three-month and six-month periods, gross profit, as a percentage of net sales, improved as firmer pricing at GFD and IDD and stronger margins at CCD's detention/security units led to improved gross profits. Selling, general and administrative expenses (SG & A) increased as items such as commissions, bonus, profit sharing and bad debt expense rose due to higher activity and performance levels. As noted, significant expenditures were made at IDD on information and communication systems improvements.

Year-to-date, equity in earnings of affiliated companies decreased, as first quarter earnings at the Viratec joint venture significantly trailed last year's strong results.

Despite higher borrowing levels, net interest expense rose just marginally from a year ago, as higher-rate long-term debt has been replaced with lower-rate borrowings.

Our effective income tax rate of 40% remained higher than last year's effective rate, when a significant portion of Apogee's earnings were derived from our equity in the net earnings of affiliated companies.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
At August 27, 1994, Apogee's working capital (current assets less current liabilities) stood at $96.9 million, up $16.5 million, or 21%, from year end. A reduction in accounts payable, an increase in costs in excess of billings on uncompleted contracts and a decrease in current bank debt accounted for the working capital growth. Despite the sales gains of the first six months of fiscal 1995, accounts receivable fell slightly as our days' sales outstanding improved, reflecting in part a change in receivables mix towards operations with shorter payment cycles.

Additions to property, plant and equipment totaled $11.9 million for the first half of the fiscal year. Major components of these additions included expenditures for manufacturing facilities and equipment at GFD and information and communications systems throughout the company, particularly at IDD.

Earnings from operations, as well as use of our credit facilities, provided the funding for the working capital growth, capital spending and dividend payments. Subsequent to the end of the quarter, we entered into another revolving credit agreement for $15 million with a credit term ending in March 1996. Accordingly, an additional $15 million of our bank borrowings were classified as long-term debt at August 27, 1994. The company believes that cash flow from operations and its existing credit capacity will be sufficient to meet the company's current cash requirements.

                                    PART II

                               OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

Apogee Enterprises, Inc. Annual Meeting of Shareholders was held on June 21, 1994. The total number of outstanding shares on the record date for the Annual Meeting was 13,313,131. Eighty-four percent of the total outstanding shares were represented in person or by proxy at the meeting.

The candidates for election as Class II, Directors listed in the proxy statement were elected to serve three-year terms, expiring at the 1997 annual meeting. The proposal to ratify the appointment of KPMG Peat Marwick as independent auditors for the Company was also approved. The results of these matters voted upon by shareholders are listed below.

                                                 Number of Shares
                                                 ----------------
                                            In Favor           Withheld
                                            --------           --------

Election of Class II
 Directors:
 Anthony L. Andersen                       11,097,359           57,367
 Harry A. Hammerly                         11,099,452           55,275
 Laurence J. Niederhofer                   11,081,590           73,137

                                            In Favor           Withheld         Abstained
                                            --------           --------         ---------
Ratification of appointment
 of KPMG Peat Marwick as
 independent auditors                      10,256,591           13,550           884,587


ITEM 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------
(a)   Exhibits:

      Exhibit 10.  Credit Agreement between Apogee Enterprises, Inc. and Credit Lyonnais
                   Chicago Branch and Credit Lyonnais Cayman Isand Branch.  Dated
                   August 30, 1994.

      Exhibit 11.  Statement of Determination of Common Shares and Common Share
                   Equivalents.

      Exhibit 27.  Financial Data Schedule.

(b)   The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       APOGEE ENTERPRISES, INC.


Date:     September 27, 1994           Donald W. Goldfus
      ----------------------------     ---------------------------------------
                                       Donald W. Goldfus
                                       Chairman of the Board and
                                        Chief Executive Officer


Date:     September 27, 1994           William G. Gardner
      -----------------------------    ---------------------------------------
                                       William G. Gardner
                                       Treasurer, Chief Financial Officer
                                        and Secretary