Form 10-Q
period 1994-11-26
APOGEE ENTERPRISES INC
filed 1995-01-10
CIK 6845

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

                                       OR

                [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended   November 26, 1994  Commission File Number   0-6365
                      ---------------------                       ----------

                           APOGEE ENTERPRISES, INC.
              --------------------------------------------------
              (Exact Name of Registrant as Specified in Charter)

                   Minnesota                      41-0919654
           --------------------------       ------------------------
            (State of Incorporation)         (IRS Employer ID No.)


      7900 Xerxes Avenue South, Suite 1800, Minneapolis, Minnesota  55431
      -------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                Registrant's Telephone Number   (612) 835-1874
                                              ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES    X     NO
                                          -------     -------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


             Class                            Outstanding at December 30, 1994
- --------------------------------              --------------------------------
Common Stock, $.33-1/3 Par Value                         13,437,306

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               TABLE OF CONTENTS
                    FOR THE QUARTER ENDED NOVEMBER 26, 1994



         Description                                                  Page
         -----------                                                  ----

PART I
- ------
Item 1.  Financial Statements

         Consolidated Balance Sheets as of November 26, 1994
          and February 26, 1994                                        3

         Consolidated Results of Operations for the
          Three Months and Nine Months Ended
          November 26, 1994 and November 27, 1993                      4

         Consolidated Statements of Cash Flows for
          the Nine Months Ended November 26, 1994
          and November 27, 1993                                        5

         Notes to Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations             7-10

PART II  Other Information
- -------

Item 6.  Exhibits                                                     12

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                  November 26,  February 26,
                                                      1994          1994
                                                  ------------  ------------
ASSETS

Current assets
  Cash and cash equivalents                         $  6,095      $ 10,824
  Receivables, net                                   145,976       144,597
  Inventories                                         64,597        52,732
  Deferred income taxes                                9,354         8,454
  Other current assets                                 4,030         4,679
                                                    --------      --------
    Total current assets                             230,052       221,286
                                                    --------      --------

Property, plant and equipment, net                    71,736        64,917

Intangible assets, at cost less
  accumulated amortization                             1,738         1,972
Investments in and advances to
  affiliated companies                                11,790        11,826
Deferred income taxes                                  4,426         3,526
Other assets                                           2,362         2,661
                                                    --------      --------
    Total assets                                    $322,104      $306,188
                                                    ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                  $ 35,927      $ 51,488
  Accrued expenses                                    41,651        40,916
  Billings in excess of costs and earnings
    on uncompleted contracts                          20,087        15,911
  Accrued income taxes                                 7,603         4,524
  Notes payable                                            -        23,850
  Current installments of long-term debt               4,121         4,157
                                                    --------      --------
    Total current liabilities                        109,389       140,846
                                                    --------      --------

Long-term debt                                        72,318        35,688

Other long-term liabilities                           15,839        14,260
Minority interest                                      1,409         1,331
Shareholders' equity
  Common stock, $.33-1/3 par value;
    authorized 50,000,000 shares; issued
    and outstanding 13,437,000 and
    13,312,000 shares, respectively                    4,476         4,437
  Additional paid-in capital                          19,187        17,718
  Retained earnings                                   99,486        91,908
                                                    --------      --------
    Total shareholders' equity                       123,149       114,063
                                                    --------      --------
    Total liabilities and shareholders' equity      $322,104      $306,188
                                                    ========      ========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                    NOVEMBER 26, 1994 AND NOVEMBER 27, 1993
           (Thousands of Dollars Except Share and Per Share Amounts)

                                                      Three Months Ended            Nine Months Ended
                                                 ----------------------------  ----------------------------
                                                 November 26,   November 27,   November 26,   November 27,
                                                     1994           1993           1994           1993
                                                 -------------  -------------  -------------  -------------
Net sales                                         $   186,253    $   184,529    $   551,151    $   508,849
Cost of sales                                         160,049        160,612        470,319        442,892
                                                  -----------    -----------    -----------    -----------
    Gross profit                                       26,204         23,917         80,832         65,957
Selling, general and
  administrative expenses                              19,831         18,617         62,266         55,156
Equity in (earnings) of
  affiliated companies                                   (153)          (259)          (624)        (1,453)
                                                  -----------    -----------    -----------    -----------
    Operating income                                    6,526          5,559         19,190         12,254
Interest expense, net                                   1,134            916          2,517          2,236
                                                  -----------    -----------    -----------    -----------
    Earnings before income taxes
      and other items below                             5,392          4,643         16,673         10,018
Income taxes                                            1,823          1,741          6,335          3,757
Minority interest                                        (194)             -           (319)             -
                                                  -----------    -----------    -----------    -----------
    Net earnings before
      cumulative effect of change
      in accounting for income taxes                    3,763          2,902         10,657          6,261
Cumulative effect of change in
  accounting for income taxes                               -              -              -            525
                                                  -----------    -----------    -----------    -----------
    Net earnings                                  $     3,763    $     2,902    $    10,657    $     6,786
                                                  ===========    ===========    ===========    ===========
Earnings per share:
  Earnings per share before
    cumulative effect of change
    in accounting for income taxes                $       .28    $       .22    $       .79    $       .47
  Cumulative effect of change in
    accounting for income taxes                             -              -              -            .04
                                                  -----------    -----------    -----------    -----------
Earnings per share                                $       .28    $       .22    $       .79    $       .51
                                                  ===========    ===========    ===========    ===========
Weighted average number of
  common shares and common share equivalents
  outstanding                                      13,587,000     13,278,000     13,470,000     13,252,000
                                                  ===========    ===========    ===========    ===========
Cash dividends per common share                   $      .080    $      .075    $      .230    $      .215
                                                  ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED NOVEMBER 26, 1994 AND NOVEMBER 27, 1993
                             (Thousands of Dollars)

                                                                                 1994            1993
                                                                               --------        --------
OPERATING ACTIVITIES
Net earnings                                                                   $ 10,657        $  6,786
Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities:
  Cumulative effect of change in accounting for income taxes                          -            (525)
  Depreciation and amortization                                                  11,446          11,180
  Provision for losses on accounts receivable                                       797           1,955
  Noncurrent deferred income taxes                                                 (900)           (660)
  Equity in net (earnings) of affiliated
   companies                                                                       (624)         (1,453)
  Minority interest in net earnings                                                (319)              -
  Other, net                                                                        375               1

 Changes in operating assets and liabilities,
  net of effect of acquisitions:
   Receivables                                                                   (2,132)        (53,433)
   Inventories                                                                  (11,855)         (3,305)
   Other current assets                                                             649          (1,674)
   Accounts payable and accrued expenses                                        (14,826)         12,541
   Billings in excess of costs and earnings
    on uncompleted contracts                                                      4,176           4,277
   Accrued and current deferred income taxes                                      2,179            (463)
   Other long-term liabilities                                                    1,579           2,181
                                                                                -------         -------
    Net cash (used in) provided by operating activities                           1,202         (22,592)
                                                                                -------         -------
INVESTING ACTIVITIES
Capital expenditures                                                            (17,746)         (8,204)
Acquisition of businesses, net of cash acquired                                    (272)         (3,834)
Investments in advances to affiliated companies                                   1,057              98
Other, net                                                                         (143)           (844)
                                                                                -------        --------
  Net cash used in investing activities                                         (17,104)        (12,784)
                                                                                -------        --------
FINANCING ACTIVITIES
Decrease in notes payable                                                       (23,850)              -
Payments on long-term debt                                                       (4,051)         (6,831)
Proceeds from issuance of long-term debt                                         40,645          14,100
Proceeds from issuance of notes payable                                               -          22,800
Proceeds from issuance of common stock                                            1,508             554
Repurchase and retirement of common stock                                             -             (20)
Dividends paid                                                                   (3,079)         (2,844)
                                                                                -------        --------
  Net cash provided by (used in) financing
    activities                                                                   11,173          27,759
                                                                                -------        --------
Decrease in cash                                                                 (4,729)         (7,617)
Cash and cash equivalents at beginning of period                                 10,824           8,908
                                                                                -------        --------
Cash and cash equivalents at end of period                                      $ 6,095        $  1,291
                                                                                =======        ========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

    Principles of Consolidation

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 26, 1994 and February 26, 1994, and the results of operations for the three months and nine months ended November 26, 1994 and November 27, 1993 and cash flows for the nine months ended November 26, 1994 and November 27, 1993.

    The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes.

    The results of operations for the nine-month period ended November 26, 1994 and November 27, 1993 are not necessarily indicative of the results to be expected for the full year.

    Accounting period
    -----------------

    The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.  Inventories

    Inventories consist of the following:

                                                November 26,  February 26,
                                                    1994          1994
                                                ------------  ------------

    Raw materials and supplies                     $11,176       $ 9,994
    In process                                       4,377         3,413
    Finished goods                                  32,922        29,565
    Costs and earnings in excess of billings
     on uncompleted contracts                       16,122         9,760
                                                   -------       -------

                                                   $64,597       $52,732
                                                   =======       =======

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Sales and Earnings
- ------------------
Earnings for the third quarter rose 30 percent to $3.8 million, or 28 cents per share, from $2.9 million, or 22 cents per share, a year earlier. Sales for the same period rose 1 percent to $186 million. Year-to-date earnings and sales climbed 70 percent and 8 percent, respectively, excluding a gain of $525,000 recorded in last year's first quarter reflecting a change in accounting principle. Including the accounting change, nine-month earnings were 57% ahead of a year ago.

Improved operating results from the nonresidential construction sector and further gains by our architectural glass unit were the leading factors in the third quarter's earnings growth.

The following table presents the percentage change in sales and operating income for the Company's four divisions and on a consolidated basis, for three and nine months when compared to the corresponding periods a year ago. Divisional results were mixed and are explained below.



                                                          Percentage Change
                                           ----------------------------------------------
                                            Three Months Ended         Nine Months Ended
                                            November 26, 1994          November 26, 1994
                                           --------------------       -------------------
                                                      Operating                 Operating
       Division                            Sales       Income         Sales      Income
       --------                            -----      ---------       -----     ---------
       Commercial Construction              -13          [1]           -1           [1]

       Window Fabrication                    24          [2]           13           [2]

       Glass Fabrication                      7           -4           15            18

       Installation and Distribution         15          -13           13             7


       Consolidated                           1           17            8            57

[1] CCD's operating losses for the three-month and nine-month periods were reduced by 4% and 35% as compared to its operating losses for the same periods in fiscal 1994.

[2] WFD had operating income for the three-month and nine-month periods of fiscal 1995 as compared to operating losses for the same periods in fiscal 1994.


Commercial Construction
- -----------------------
The Commercial Construction Division (CCD) was able to reduce its operating loss despite a 13% reduction in revenues. The highly competitive nature of CCD's markets, coupled with the division's focus on selective bidding, resulted in lower revenues. The division's efforts on improved productivity, reduced overhead and better management of projects allowed it to modestly reduce its operating loss. CCD believes it will be able to produce improved operating results in upcoming quarters, though the progress may not be entirely steady.

CCD's backlog dropped 10% from the last fiscal year end and 15% from a year ago, to $327 million. While bidding activity is growing in some nonresidential markets, CCD's disciplined project selection, which focuses on jobs with stronger margins, has led to a lower order rate. Overall the Company's consolidated backlog stood at $381 million at the end of the third quarter, down 6% from the beginning of the fiscal year and 10 % from a year ago.


Window Fabrication
- ------------------

The Window Fabrication Division registered an increase in sales and modest operating income for the quarter. The earnings improvement can be attributed to the architectural metal units, which experienced better revenue and some success in reducing costs. Although this group's operating loss dropped dramatically when compared to last's year's very weak quarter, low margins on current projects continued to keep this group from reaching breakeven. Earnings from the window coverings units helped to partially offset the architectural metal results, but a change in sales mix and slimmer margins put window coverings' profits below historical levels.


Glass Fabrication
- -----------------

Glass Fabrication Division's (GFD) units produced good sales growth for the quarter, but earnings fell slightly against last year's very strong third quarter. Strong demand for replacement auto glass and fabricated architectural glass led to the rise in revenues. Viracon, the division's fabricator of architectural glass, ran at near capacity during the quarter and order rates remained high. However, higher material costs for our automotive glass fabricator, Curvlite, reduced margins, leading to the division's relatively flat earnings.


Tru Vue, GFD's picture framing glass unit, continued to record healthy sales and
earnings.   Marcon Coatings (Marcon), a joint venture, reported good results for the quarter largely due to Viracon's strong sales. Based on the strong demand for GFD's architectural products, the division believes it will continue to report good operating results in upcoming quarters.


Installation and Distribution
- -----------------------------

The Installation and Distribution Division (IDD) once again achieved improved revenues, while operating profits dipped slightly due to planned expenditures to develop information systems and expand marketing programs. High wholesale demand for replacement auto glass was the leading factor for the continued strong sales showing, although the division, like GFD's Curvlite unit, experienced some trailing off near quarter end, some of which was seasonal. Results for the fourth quarter, typically the division's weakest period, will depend a great deal on sales levels.


The division opened seven distribution centers and eleven retail shops in the first nine months of the fiscal year, bringing its total to 52 distribution facilities and 241 stores.


Viratec Thin Films
- ------------------

Viratec Thin Films (Viratec), a 50%-owned optical-grade glass coating joint venture, again reported a solid revenue gain, but slightly lower income for the period. New product development costs continued to cut into Viratec's profits from sales of its anti-glare glass products. Order rates remained high as the backlog rose 3% from year end and 27% from second quarter to $13.5 million at quarter end.

Consolidated
- ------------

The following table compares quarterly results with year ago results, as a percentage of sales, for each caption.

                                             Three Months Ended      Nine Months Ended
                                            --------------------    --------------------
                                            Nov. 26,    Nov. 27,    Nov. 26,    Nov. 27,
                                              1994        1993        1994        1993
                                            --------------------    --------------------
  Net sales                                  100.0       100.0       100.0       100.0
  Cost of sales                               85.9        87.0        85.3        87.0
                                             -----       -----       -----       -----
     Gross profit                             14.1        13.0        14.7        13.0
  Selling, general and
   administrative expenses                    10.6        10.1        11.3        10.8

  Equity in earnings of
   affiliated companies                       -0.1        -0.1        -0.1        -0.3
                                             -----       -----       -----       -----
     Operating income                          3.5         3.0         3.5         2.4
  Interest expense, net                        0.6         0.5         0.5         0.4
                                             -----       -----       -----       -----
  Earnings before income taxes                 2.9         2.5         3.0         2.0
  Income taxes                                 1.0         0.9         1.1         0.7
  Minority interest                            0.1         0.0         0.1         0.0
                                             -----       -----       -----       -----
     Net earnings before
      cumulative effect of change in
      accounting for income taxes              2.0         1.6         1.9         1.2

  Cumulative effect of change in
   accounting for income taxes                 0.0         0.0         0.0         0.1
                                             -----       -----       -----       -----
      Net earnings                             2.0         1.6         1.9         1.3
                                             =====       =====       =====       =====

  Income tax rate                             33.8%       37.5%       38.0%       37.5%

For the nine months ended November 26, 1994, gross profit, as a percentage of net sales, rose as better pricing led to improved margins at IDD, GFD and some segments of CCD. For the three-month period, gross profit was better than a year ago, but dropped from the second quarter's 15.7%, largely due to seasonal volume decline by IDD and rises in raw material costs experienced by WFD's window coverings units and GFD's Curvlite unit.

When compared to a year ago, selling, general and administrative (SG & A) expenses crept slightly higher as planned costs at IDD for information systems and marketing programs more than offset cost reductions achieved at WFD and CCD. Year-to-date, equity in earnings of affiliated companies decreased sharply, as Viratec's earnings were affected by significant R & D costs.

Net interest expense jumped significantly due to higher borrowing levels and higher interest rates. The third quarter's income tax rate was down sharply compared to a year ago as our year-to-date rate was lowered slightly to 38%.

Liquidity and Capital Resources
- -------------------------------

The November balance sheet and the statement of cash flows reflect the working capital needs associated with the higher sales levels. Accounts receivable have risen 2% from the beginning of the year compared to nine-month sales growth of 8%. Inventory growth reflected higher inventory levels at IDD caused by the addition of 7 distribution facilities, higher work-in-progress inventories at GFD, as some jobs produced did not ship during the quarter and higher costs in excess of billings and earnings on uncompleted contracts at CCD.

Additions to property, plant and equipment totaled $17.7 million for the first nine months of the fiscal year. Major components of these additions included expenditures for manufacturing facilities and equipment at GFD and information and communications systems throughout the company, particularly at IDD.

During the quarter, we entered into another revolving credit agreement for $10 million with a credit term ending in March 1996. Accordingly, an additional $10 million of our bank borrowings were classified as long-term debt at quarter end. The Company believes that cash flow from operations and its existing credit capacity will be sufficient to meet its current cash requirements.

During the quarter, the company raised its quarterly cash dividend 7%, to 8 cents a share.

                                    PART II
                               OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

       Exhibit 10. Credit Agreement between Apogee Enterprises, Inc. and The
                   Mitsubishi Bank, Limited, Chicago Branch, Dated October 3, 1994.

       Exhibit 11. Statement of Determination of Common Shares and Common Share
                   Equivalents.

       Exhibit 27. Financial Data Schedule (EDGAR filing only).

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


Date:      January 7, 1995           Donald W. Goldfus
      -------------------------      ---------------------------------------
                                     Donald W. Goldfus
                                     Chairman of the Board and
                                      Chief Executive Officer


Date:      January 7, 1995           William G. Gardner
      -------------------------      ---------------------------------------
                                     William G. Gardner
                                     Treasurer, Chief Financial Officer
                                      and Secretary