Form 10-K
period 1995-02-25
APOGEE ENTERPRISES INC
filed 1995-05-26
CIK 6845

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended February 25, 1995
                                            -----------------

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number 0-6365

                            APOGEE ENTERPRISES, INC.
        --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Minnesota                               41-0919654
       ---------------------------              -----------------------------
      (State or other jurisdiction of         IRS Employer Identification Number
      incorporation or organization)

   7900 Xerxes Avenue South - Suite 1800
         Minneapolis, Minnesota                              55431
    -----------------------------------                 ------------------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (612) 835-1874
                                                   ------------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock $.33-1/3 Par Value
                 ---------------------------------------------
                                 Title of Class

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No ______.
                                               -----

  The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 1995 was $203,516,820 The number of shares outstanding of the Registrant's Common Stock at March 31, 1995 was 13,443,163.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held June 20, 1995.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

                           APOGEE ENTERPRISES, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                     For the year ended February 25, 1995

                                Description                                  Page
                                -----------                                  ----
PART I
- ------
  Item 1.                       Business                                        3

  Item 2.                       Properties                                      7

  Item 3.                       Legal Proceedings                               8

  Item 4.                       Submission of Matters to a Vote
                                of Security Holders                             8

                                Executive Officers of the Registrant            8
PART II
- -------
  Item 5.                       Market for the Registrant's
                                Common Equity and Related
                                Stockholder Matters                             9

  Item 6.                       Selected Financial Data                        10

  Item 7.                       Management's Discussion and
                                Analysis of Financial Condition
                                and Results of Operations                      12

  Item 8.                       Financial Statements and
                                Supplementary Data                             17

  Item 9.                       Changes in and Disagreements with
                                Accountants on Accounting and
                                Financial Disclosure                           17

PART III
- --------
  Item 10.                      Directors and Executive Officers
                                of the Registrant                              17

  Item 11.                      Executive Compensation                         17

  Item 12.                      Security Ownership of Certain
                                Beneficial Owners and Management               17

  Item 13.                      Certain Relationships and
                                Related Transactions                           17
PART IV
- -------
  Item 14.                      Exhibits, Financial Statement
                                Schedules and Reports on Form 8-K              17

                                Index of Financial Statements and Schedules   F-1

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

The Company
- -----------

  Apogee Enterprises, Inc. is a holding company incorporated under the laws of the State of Minnesota in 1949. The Company, through its operating subsidiaries, is primarily engaged in the fabrication, distribution and installation of curtainwall (exterior wall panels), aluminum windows systems, glass panels, and related glass products and services for the nonresidential construction, replacement automotive glass and selected consumer products markets. Two business segments comprise Apogee's operations: Building Products & Services (BPS) serves certain sectors of the commercial and institutional,
detention and security building and consumer products markets.   Automotive
Glass (AG) serves the automotive glass replacement market. Financial information about the Company's segments can be found at Note 17 - Business Segments of the notes to consolidated financial statements of Apogee Enterprises, Inc. contained in a separate section of this report. See "Index of Financial Statements and Schedules"

  Unless the context otherwise requires, the terms "Company" and "Apogee" as used herein refer to Apogee Enterprises, Inc. and its subsidiaries.

Building Products & Services
- ----------------------------

  The Company's Building Products & Services segment operates principally in the design, engineering, manufacturing and installation of custom and standard curtainwall and window systems for commercial, institutional and detention and security buildings, as well as some specialized consumer products. BPS operating units are organized under four groups: Nonresidential Construction, Architectural Metals, Architectural Glass and Consumer.

Nonresidential Construction

  BPS's Harmon Contract unit is one of the world's largest designers and installers of curtainwall and window systems for nonresidential construction. It has six offices throughout the United States as well as five in Europe and Asia. BPS acquired an 80% interest in CFEM Facades (CFEM), in fiscal 1994, a French company engaged in both the manufacture and installation of curtainwall. This office, in addition to the other European and Asian offices, has given the division a stronger presence in overseas markets. All of the offices typically design, assemble and install a building's exterior skin. The enclosure usually consists of a metal framing system which is glazed (filled) with glass in the vision areas and opaque glass or panels in the non-vision (spandrel) areas. Panels are usually made from aluminum, precast concrete or natural stone. The segment procures its materials from a number of independent fabricators, including the BPS's architectural metals and architectural glass units. Harmon Contract also serves as a stone subcontractor, setting stone on both the exterior and interior of buildings, including floors, benches and lavatories.

  BPS also has seven Harmon full service operations located around the country. These centers offer complete replacement or remodeling glass services for residential and commercial buildings. In addition, the full service units offer 24-hour replacement service for storm or vandalism damage. Superior engineering capabilities allow the units to duplicate the original design or create a completely new appearance for renovated buildings.

  The Harmon detention and security units manufacture and install windows, doors, guard booths and monitoring systems, primarily for prisons and jails. The units' products are also sold to convenience stores, hospitals, schools and other governmental facilities. BPS competes in the detention and security market through its Norment operating unit which is a leader in the design, manufacture and installation of institutional and governmental security and detention systems. BPS also includes Airteq, which assembles pneumatic locks used in Norment's and other detention and security systems, and EMSS, a detention equipment contractor.

  BPS is subject to normal subcontractor's risks, including material and wage increases, construction and transportation work stoppages and contractor credit worthiness. In addition, office vacancy rates, tax laws concerning real estate and interest rates are important factors which affect nonresidential construction markets. Reduced competition on larger projects, custom designing capability and a trend toward the use of more sophisticated materials for energy conservation and design flexibility have helped BPS increase its market share over the past several years.

Architectural Metals

  The Architectural Metals unit of BPS designs and manufactures high-quality, thermally-efficient aluminum window and curtainwall systems under the "Wausau Metals and Milco" trade names. These products meet high standards of wind load
capacity and resistance to air and moisture seepage.    Architectural Metals'
aluminum window frame designs are engineered to be thermally efficient, utilizing high-strength polyurethane to limit the transfer of heat or cold through the window frame. Products are marketed through a nationwide network of distributors and a direct sales staff. Sales are made to building contractors, including Harmon Contract, for new construction and to building owners for retrofitting older buildings. Wausau Metals maintains design and product engineering staffs to prepare aluminum window and curtainwall system designs to fit customers' needs and to originate new product designs. Wausau Metals occasionally joins Harmon Contract in pursuing certain projects, as many architects and general contractors prefer to work with an experienced curtainwall subcontractor and manufacturer team.

  Operating under the "Linetec" name, the architectural metals unit also has two metal coating facilities which provide anodized and fluoropolymer coatings to
metal.   Anodizing is the electrolytic process of putting a protective, often
colored, oxide film on light metal, typically aluminum.   Fluoropolymer coatings
are high quality paints which are sometimes preferred over anodizing because of the wide color selection. Coatings are applied to window and curtainwall components for the Company, as well as other companies' architectural and industrial aluminum products.

Architectural Glass

  BPS's Architectural Glass unit fabricates finished glass products and provides glass coating services, primarily under the "Viracon" and "Marcon Coatings" names. These operating units purchase flat, unprocessed glass in bulk quantities from which a variety of glass products are fabricated, including insulating, tempered and laminated architectural glass; security glass; laminated and tempered industrial glass; anti-reflection and UV-light blocking picture framing glass; and provide reflective and low-emissivity coatings on glass.

  Tempered glass is a heat-processed safety glass which is four to five times stronger than ordinary glass, breaks into "pebbles" rather than sharp pieces and has architectural, automotive and industrial applications. Laminated glass consists of two or more pieces of glass fused with a plastic interlayer and is used primarily for strength and safety in skylights and in security applications. Sales of laminated and tempered safety glass products have increased with the adoption of federal and state safety glazing standards. Insulating glass, comprised of two or more pieces of glass separated by a sealed air space, is used in architectural and residential applications for thermal control.

  The Viracon unit is able to fabricate all types of architectural glass (insulating, laminated, tempered and combinations of all three) at its Owatonna complex. Combined with the adjacent Marcon Coatings' glass coating capabilities, the segment is able to provide a full range of products from a central location. It markets its products nationally and overseas to glass distributors, glazing contractors (including Harmon Contract) and industrial glass fabricators. A substantial portion of its glass products is delivered to customers by Viracon's fleet of company-owned trucks, providing "backhaul" capability for its raw materials, thereby reducing shipping time, transportation costs and breakage expense.

  Viracon is a 50% owner of Marcon Coatings, Inc., (Marcon) a joint venture glass coating facility with Marvin Windows ("Marvin"). Marcon provides glass coating services from its Owatonna, Minnesota facility to Marvin and Viracon, as well as outside customers. Marcon's reflective and low-emissivity coatings reduce energy costs and provide innovative design features for window and curtainwall systems. Low-emissivity coatings are an invisible, metallic film deposited on glass which selectively limits the transfer of heat through the glass. Low-emissivity coated glass represents a fast-growing segment of both residential and nonresidential glass markets.

Consumer

  Tru Vue, located in Chicago, Illinois, is one of the largest domestic manufacturers of picture framing glass. Tru Vue provides its customers with a full array of picture framing glass products, including clear, reflection control, which diminishes reflection, and conservation glass, which blocks ultraviolet rays. The products are distributed primarily through independent distributors who, in turn, supply local picture framing markets. During 1993, Tru Vue acquired the assets of Miller Artboard (Miller). Miller is a manufacturer of conservation picture framing matboard, which complements Tru Vue's glass product offerings.

  The segment also offers several types of window coverings for residential, commercial and institutional markets, under the "Nanik" and "The Shuttery" names. Nanik manufactures various types of custom aluminum, wood and polycarbonate venetian blinds, and markets them primarily to interior designers through independent distributors. The Shuttery is a manufacturer of custom wooden and vinyl interior shutters. Nanik Wood Products was formed in 1991 to provide a reliable source of wood mouldings for both Nanik and The Shuttery, while allowing both units to improve inventory control and production efficiency. All three units operate manufacturing facilities in Wausau, Wisconsin.

Automotive Glass
- ----------------

  The Automotive Glass (AG) segment is engaged in the automotive replacement glass business through its Harmon Glass service centers (retail), Glass Depot distribution centers (wholesale) and Curvlite fabrication center.

  Harmon Glass operates automotive glass service centers in 36 states. The centers replace auto glass on the premises and also provide mobile installation service. Primary customers include insurance companies (on behalf of their insured clients), fleet owners and car owners. The service centers also carry limited inventories of flat glass, which are sold at retail for such purposes as home window repair and table tops. Some automotive accessories are also sold and installed at certain service centers. Quality service is emphasized in all service centers. The Company believes Harmon Glass is the second-largest auto glass retailer in the United States. The unit also operates a centralized service for handling auto glass claims under the name "National Call Center" (Center). The Center, on behalf of its insurance company and fleet customers, handles replacement glass claims made by policyholders or fleet owners. Calls are placed through a toll-free number to the Center located in Orlando, Florida. Customer service agents arrange for the prompt replacement or repair of auto glass by either a Harmon Glass service center or an affiliated shop member of the Center's network and begins the process of filing the claim electronically with the applicable insurance company. The Center subcontracts for replacement and repair services with over 3,300 auto glass stores nationwide. The unit seeks to maximize the electronic exchange of information, which reduces claim costs and eliminates errors. This type of service is a fast-growing segment for the segment.

  The auto glass distribution centers, known as "Glass Depot", supply the Harmon Glass service centers with auto and flat glass and related products, as well as selling wholesale to other glass installers. Due to the variety of makes and models of automobiles, automotive glass service centers typically stock only windshields for the most popular models. As a result, there is a demand for distributors to maintain inventories of automotive glass and to provide prompt delivery. The Glass Depot distribution centers maintain a broad selection of automotive glass. Purchases of fabricated automotive glass are made from several primary glass manufacturers and fabricators, including the segment's Curvlite unit.

  Curvlite fabricates replacement windshields for foreign and domestic automobiles and tempered and laminated glass parts for the transportation industry. It fabricates approximately 800 types of replacement windshields which are marketed nationally to distributors and glass shops, including the Glass Depot distribution centers. Curvlite seeks to offer a broad selection of windshields by promptly adding new windshields as new models are introduced.

  In fiscal 1995, the AG segment acquired or opened 9 new distribution centers and 33 service centers, while closing 1 distribution and 7 service centers, bringing its year-end total to 53 and 256 respectively. This includes a chain of 13 retail stores and one warehouse in the Washington, D.C. area, acquired in January, 1995. The segment continues to evaluate opportunities to expand both its retail and wholesale auto glass segments, while closely monitoring existing units' profitability.

  Under a franchise agreement with Midas International Corporation in 1980, the segment operates seven Midas Muffler locations in Minnesota, South Dakota, North Dakota and Wisconsin.

Viratec Thin Films
- ------------------

  In addition to its two primary segments, Apogee owns 50% of Viratec Thin Films, Inc. (Viratec), an optical-quality glass coating joint venture with Marvin Windows, which was organized in fiscal 1989 in Faribault, Minnesota and began production in early 1990. Viratec develops advanced, optical-display and imaging coatings for glass and other surfaces. These products are used in aftermarket anti-glare computer screens, high-quality optical components and high performance mirror products for the imaging industry. Viratec markets optical display and imaging products to both domestic and overseas customers. These customers provide further assembly, marketing and distribution to end users. The Company accounts for its investment in Viratec using the equity method.

Competition
- -----------

  All segments of the Company's business, other than Viratec, are fairly mature and are highly competitive. The curtainwall subcontractor business is primarily price competitive, although the Harmon Contract's reputation for quality engineering and service is an important factor in receiving invitations to bid on large complex projects. In addition to the above factors, Harmon Contract has the advantage of having the financial strength and long-term viability of Apogee, which allows Harmon Contract to be bonded on even the largest, most complex jobs. This is an important competitive advantage in the bidding of larger contracts. The Architectural Metals group competes against several major aluminum window manufacturers. Wausau Metals primarily serves the custom portion of this market in which the primary competitive factors are product quality, reliable service and the ability to provide technical engineering and design services. The Architectural Glass unit competes with several large integrated glass manufacturers and numerous smaller specialty fabricators. Product pricing and service are the primary competitive factors in this market. AG competes with other auto glass shops, glass distributor warehouses, car dealers, body shops and fabrication facilities on the basis of pricing and customer service. Its competition consists of national and regional chains as well as significant local competition. Viratec Thin Films has both domestic and foreign competitors, several of whom are older and more established.

Markets
- -------

  BPS serves the domestic nonresidential construction market, which tends to be cyclical and has been on a slow comeback, both in terms of dollars and square feet of new contract awards. This market has been hard hit due to the overbuilding in past years, tax law changes, recession, tightening credit standards, business restructurings and other factors. The resulting contraction in demand for building materials and construction services has intensified competition, squeezed profit margins and contributed to some business failures in the market sectors served by the Company. In response to weak markets, the BPS segment has consolidated manufacturing facilities, closed offices and reduced personnel and discretionary expenses. It has also redirected its marketing focus to sectors with relative strength, including remodeling, institutional (including detention and security) and certain international markets such as Asia and Europe. These international markets have recently been an important source of growth for BPS. See "Foreign Operational Export Sales," below.

AG services the automotive glass aftermarket which is influenced by a variety of factors, including new car sales, gasoline prices, speed limits, road conditions, the economy, weather and average number of miles driven. A transformation of the industry's pricing structure has intensified competition. In recent years, major purchasers of auto glass, such as insurance companies, have increasingly requested volume pricing and awarded regions to glass providers at significant discounts from historical levels. As a result, margins have narrowed at the retail level and, to a lesser extent, at wholesale and manufacturing levels.

Sources and Availability of Raw Materials
- -----------------------------------------

  None of the Company's operating units are significantly dependent upon any one supplier. The Company believes a majority of its raw materials (bulk flat glass, aluminum extrusions, automotive glass and related materials) are available from a variety of domestic sources.

Trademarks and Patents
- ----------------------

  The Company has several nationally recognized trademarks and trade names which it believes have significant value in the marketing of its products. Harmon Glass(R), Harmon Contract(R), Norment(R), Airteq(R), EMSS(R), Viratec(R), Tru Vue(R), The Glass Depot(R), Nanik(R), The Shuttery(R), and Linetec(R) are registered trademarks of the Company. Viratec Thin Films has obtained several patents pertaining to its glass coating methods. However, no single patent is considered to be materially important to the Company.

Foreign Operations and Export Sales
- -----------------------------------

  BPS has sales offices in Europe and Asia. Sales for those offices were approximately $66,580,000, $65,021,000 and $6,490,000 for the years ended
February 25, 1995, February 26, 1994 and February 27, 1993, respectively. Operating losses for 1995, 1994 and 1993, were $6,575,000, $887,000 and
$1,328,000, respectively. At February 25, 1995 and February 26, 1994, the identifiable assets of foreign operations totaled $41,880,000 and $31,786,000, respectively. At February 25, 1995, the backlog of work for European and Asian projects was $100 million, $60,000,000 of which is not expected to be reflected as revenue in fiscal 1996. In addition, during the years ended February 25, 1995, February 26, 1994 and February 27, 1993, the Company's export sales, principally from BPS operations, amounted to approximately $30,241,000, $27,643,000 and $22,808,000, respectively.

Employees
- ---------

  The Company employed 6,184 persons at February 25, 1995, of whom 1,079 were represented by labor unions. The Company is a party to 108 collective bargaining agreements with several different unions. Seventy (70) of the collective bargaining agreements will expire during fiscal 1996. The number of collective bargaining agreements to which the Company is a party will vary with the number of cities with active nonresidential construction contracts. The Company considers its employee relations to be very good and has not recently experienced any significant loss of work days due to strike.

Backlog
- -------

  The backlog of orders is significant in the Company's construction-related BPS segment. At February 25, 1995, the Company's total backlog of orders considered to be firm was $364,000,000, compared with $405,000,000 at February 26, 1994. Approximately $84,000,000 is not expected to be reflected as revenue in fiscal 1996.

ITEM 2.  PROPERTIES
         ----------

  The following table lists, by division, the Company's major facilities, the general use of the facility and whether it is owned or leased by the Company.

Facility                           Location             Owned/Leased       Function
- --------                           --------             ------------       --------
Building Products & Services
- ------------------------------
Harmon Contract headquarters       Minneapolis, MN      Leased             Administrative
United Kingdom facility            Milton Keynes,
                                   United Kingdom       Owned              Fabrication/Admin.
Norment                            Montgomery, AL       Owned              Mfg./Admin.
Harmon CFEM -- Sitraco             Pinon, France        Owned              Mfg.
Harmon CFEM -- Facalu              Epernon, France      Owned              Mfg.
Wausau Metals                      Wausau, WI           Owned              Mfg./Admin.
Wausau Metals - Plant II           Wausau, WI           Owned              Mfg.
Linetec (Painting)                 Wausau, WI           Owned              Mfg./Admin.
Linetec (Anodizing)                Wausau, WI           Owned              Mfg.
Viracon                            Owatonna, MN         Owned              Mfg./Admin.
Tru Vue                            Chicago, IL          Owned              Mfg./Admin.
Marcon Coatings, Inc.  (1)         Owatonna, MN         Owned              Mfg./Admin.
Nanik                              Wausau, WI           Owned              Mfg./Admin.
Nanik Wood Products                Wausau, WI           Owned              Mfg./Admin.
Shuttery                           Wausau, WI           Owned              Mfg./Admin.

Automotive Glass
- ----------------

Curvlite                           Owatonna, MN         Owned              Mfg./Admin.
Harmon Glass and Glass
  Depot headquarters               Minneapolis, MN      Leased             Administrative
National Call Center               Orlando, FL          Owned              Administrative

Other
- -----

Apogee Corporate Office            Minneapolis, MN      Leased             Administrative
Viratec Thin Films  (1)            Faribault, MN        Owned              Mfg./Admin.

(1) 50% owned  joint ventures.

  The Harmon Contract operating unit has 12 sales offices, 7 glazing service centers and 11 fabrication facilities generally located in major metropolitan areas in the United States, Europe and Asia, virtually all of which are leased.

  The Automotive Glass segment has 309 retail service and distribution centers located nationally and seven Midas Muffler franchises located in the Midwest, the majority of which are leased.

  The Curvlite plant, a Wausau Metals facility, the Linetec paint facility, an addition to one of the Wausau Metals plants and the National Call Center administrative center were constructed with the use of proceeds from industrial revenue bonds issued by those cities. These properties are considered owned, since at the end of the bond term, title reverts to the Company.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

  There are no material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

  None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

           NAME                        AGE               POSITION
           ----                        ---               --------

           Donald W. Goldfus            61               Chairman of the Board of Directors
                                                         and Chief Executive Officer

           Gerald K. Anderson           63               President

           James L. Martineau           54               Vice President

           Richard Gould                55               Senior Vice President

           Terry L. Hall                41               Vice President Finance and
                                                         Chief Financial Officer

           William G. Gardner           49               Treasurer and Secretary

  Executive officers are elected annually by the Board of Directors and serve for a one-year period. With the exception of Gerald K. Anderson, has a post-employment consulting agreement with the Company. Richard Gould has an employment contract with the Company that covers the period through 2000. No other officers have employment contracts with the Company. None of the executive officers or directors of the Company are related.

  All of the above named executive officers have been employees of the Company for more than the last five years with the exception of Mr. Gould joined the company in May 1994 and Mr. Hall who joined the Company in April, 1995. Prior to joining the Company, Mr. Gould was president of Gould Associates, a strategic management consulting firm to a wide range of companies. Prior to joining the Company, Mr. Hall was Chief Financial Officer of Tyco International from 1993 to 1995 and Vice President and Treasurer of United Airlines from 1990 to 1993.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
     MATTERS
     -------

  Apogee common stock is traded in the National Market System of the NASDAQ over-the-counter market, under the ticker symbol APOG. Stock price quotations are printed daily in major newspapers. During the fiscal year ended February 25, 1995, the average trading volume of Apogee common stock was 806,506 shares per month, according to NASDAQ.

  As of March 31, 1995, there were 13,443,163 shares of common stock outstanding, of which about 6.9 percent were owned by officers and directors of Apogee. At that date, there were approximately 2,187 shareholders of record and 2,942 shareholders for whom securities firms acted as nominees.

  The following chart shows the quarterly range and year-end close of the company's common stock over the past five fiscal years.

                                 QUARTER            QUARTER            QUARTER           QUARTER          YEAR
                                    I                 II                 III               IV             END
                           -----------------------------------------------------------------------------------------
                      1991    14 1/4-18 1/8      15 3/4-20 1/8       14 1/4-18 1/4     13 1/4-19 1/4       18
                      1992    12 3/4-18          12 3/4-14 1/2       10 3/4-14 3/8      9 1/2-14           12 1/4
                      1993    10 1/4-12 3/4       8 1/4-10 3/4        9 3/4-12 1/4      9 3/4-12 1/4       11 5/8
                      1994    10 1/4-12 1/2      11 1/2-14 1/4       11 1/4-14 1/2     13 1/2-17 3/4       14 1/2
                      1995    11 1/2-15 1/4      11 3/4-15 3/4       14 3/4-18 1/4     14 3/4-18 1/2       17 1/4

  It is Apogee's policy to pay quarterly cash dividends in May, August, November and February. Cash dividends have been paid each quarter since 1974 and have been increased each year since then. The chart below shows quarterly cash dividends per share for the past five years.

                                       QUARTER     QUARTER      QUARTER       QUARTER
                                          I          II           III           IV         YEAR
                                    --------------------------------------------------------------
                               1991        $0.060       $0.060        $0.060       $0.060  $0.240
                               1992         0.065        0.065         0.065        0.065   0.260
                               1993         0.065        0.065         0.070        0.070   0.270
                               1994         0.070        0.070         0.075        0.075   0.290
                               1995         0.075        0.075         0.080        0.080   0.310

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

  The following information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.

                                                     1995       1994*         1993        1992        1991
                                                     ----       -----         ----        ----        ----
OPERATING RESULTS
Net sales                                 $      756,549     688,233      572,450     596,281     599,525
Gross profit                              $      105,889      83,895       78,201     101,580     100,097
Operating income                          $       24,262       7,058        6,369      19,249      33,267
Net earnings                              $       13,050       3,833        4,514       8,505      17,017
Earnings per share                        $         0.97        0.29         0.34        0.63        1.25
Effective tax rate - %                              40.2        60.9         42.3        39.6        37.1

OPERATING RATIOS
Gross margin                                        14.0        12.2         13.7        17.0        16.7
Operating margin                                     3.2         1.0          1.1         3.2         5.5
Net margin                                           1.7         0.6          0.8         1.4         2.8
Return on
  Average shareholders' equity - %                  10.9         3.4          4.0         7.6        16.6
  Average invested capital - %                       6.7         2.4          3.0         5.7        11.5
  Average total assets - %                           3.9         1.4          1.8         3.4         6.9


FUNDS FLOW DATA
Cash flow before changes in
operating assets and liabilities          $       29,122      20,275       17,994      38,414      33,184
Depreciation and amortization             $       15,131      15,724       15,110      16,305      13,309
Capital expenditures                      $       24,957      14,046        9,166      12,974      12,798
Dividends                                 $        4,155       3,841        3,584       3,505       3,248

YEAR-END DATA
Total assets                              $      361,928     306,188      251,456     249,509     250,343
Current assets                            $      256,820     221,286      169,029     166,376     162,676
Current liabilities                       $      135,719     140,846       99,787     101,011     102,492
Working capital                           $      121,101      80,440       69,242      65,365      60,184
  Current ratio                                      1.9         1.6          1.7         1.6         1.6
Long-term debt                            $       80,566      35,688       28,419      25,267      29,398
  % of invested capital                             35.6        21.6         18.7        17.0        19.9
Shareholders' equity                      $      124,629     114,063      112,335     113,781     109,050
  % of invested capital                             55.1        69.0         74.1        76.6        73.8
Backlog                                   $      363,751     405,223      322,323     231,949     245,000

INVESTMENT INFORMATION
Dividends per share                       $        0.310       0.290        0.270       0.260       0.240
Book value per share                      $         9.27        8.57         8.53        8.45        8.09
Price range during year:
  High                                    $       18 1/2      17 3/4       12 3/4          18     20/1//8
  Low                                     $       11 1/2      10 1/4        8 1/4       9 1/2      13 1/4
  Close                                   $       17 1/4      14 1/2      11/5//8      12 1/4          18
Price/earnings ratio at year-end                      18          50           34          19          14
Dividend yield at year-end - %                       1.9         2.0          2.3         2.1         1.3
Shares outstanding                            13,443,000  13,312,000   13,177,000  13,461,000  13,477,000
Average monthly trading volume                   806,506     259,450      322,147     693,029     606,341

* Fiscal 1994 figures reflect the cumulative effect of a change in accounting for income taxes, which increased net earnings by $525,000, or 4 cents per share.

                                                1990        1989        1988      1987**      1986**      1985**
                                                ----        ----        ----      ------      ------      ------
OPERATING RESULTS
Net sales                               $   589,657     433,740     312,051     279,097     249,570     219,605
Gross profit                            $    93,718      72,214      57,350      48,300      42,189      32,999
Operating income                        $    32,033      24,134      20,211      17,867      17,383      11,936
Net earnings                            $    14,095      13,421      11,615       8,523       8,233       5,820
Earnings per share                      $      1.04        1.00        0.87        0.64        0.62        0.44
Effective tax rate - %                         37.1        38.2        41.8        46.6        47.5        47.3

OPERATING RATIOS
Gross margin                                   15.9        16.6        18.4        17.3        16.9        15.0
Operating margin                                5.4         5.6         6.5         6.4         7.0         5.4
Net margin                                      2.4         3.1         3.7         3.1         3.3         2.7
Return on
  Average shareholders' equity - %             15.7        17.2        17.3        14.5        15.9        12.7
  Average invested capital - %                  9.8        11.4        13.2        11.2        11.9         9.6
  Average total assets - %                      6.2         7.6         9.0         7.8         8.5         6.9

FUNDS FLOW DATA
Cash flow before changes in
operating assets and liabilities        $    33,711      25,545      19,925      15,831      13,496      10,539
Depreciation and amortization           $    12,141       8,987       6,586       4,339       3,601       2,833
Capital expenditures                    $    16,985      23,680      11,311      15,773       7,905       7,450
Dividends                               $     2,693       2,140       1,807       1,516       1,342       1,188

YEAR-END DATA                           $   244,103     207,686     143,487     115,738     102,580      90,977
Total assets                            $   154,845     126,881      86,026      68,250      71,823      63,059
Current assets                          $    94,948      68,921      47,652      36,199      30,253      25,194
Current liabilities                     $    59,897      57,960      38,374      32,051      41,570      37,865
Working capital                                 1.6         1.8         1.8         1.9         2.3         2.5
  Current ratio                         $    41,366      46,277      17,899      12,136      14,196      15,413
Long-term debt                                 27.7        33.3        18.7        15.3        19.6        23.4
  % of invested capital                 $    95,754      83,871      72,062      62,561      55,381      48,371
Shareholders' equity                           64.2        60.4        75.2        78.7        76.6        73.5
  % of invested capital                 $   299,810     333,240     228,532     124,161     108,195     112,776
Backlog

INVESTMENT INFORMATION                  $      0.20        0.16        0.14        0.11        0.10        0.09
Dividends per share                     $      7.11        6.25        5.40        4.68        4.17        3.65
Book value per share
Price range during year:                $    18 3/4      14 1/4      12 1/4     15/1//8      10 3/4       8 1/2
  High                                  $        13          10       7 1/2      7/5//8      6/1//8      5/1//8
  Low                                   $    14 3/4     13/5//8          11     10/3//8  10 /13//32       7 1/2
  Close                                          14          14          13          16          17          17
Price/earnings ratio at year-end                1.4         1.2         1.2         1.1         1.0         1.2
Dividend yield at year-end - %           13,467,000  13,414,000  13,349,000  13,362,000  13,268,000  13,241,000
Shares outstanding                          861,486     720,041     633,493     880,458     473,599     324,800
Average monthly trading volume

** The per share data for fiscal 1987, 1986 and 1985 has been adjusted for the fiscal 1987 stock dividend.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
    AND RESULTS OF OPERATIONS
    -------------------------

FINANCIAL GOALS
- ---------------

The strategies undertaken by Apogee in fiscal 1995 to improve quality, reduce costs, resize our profit centers to better fit available business and become more responsive to customer needs has brought us closer to our goal of resuming historical growth rates in sales and earnings. Further improvements were made by our auto glass and architectural glass businesses during the past year. Our nonresidential construction businesses significantly cut their operating losses, while implementing strengthened bidding and project management practices. However, the ongoing review of our varied operations continues to warrant a delay in the setting of new financial targets. In fiscal 1995, we are again reporting record sales. Nonetheless, earnings still lag our fiscal 1991 record by more than 20%. Our primary goal is to overcome that lag. We have a reasonable basis to believe we can do so in fiscal 1996. Our optimism is based in part on the positive developments detailed in this financial review.

PERFORMANCE
- -----------
FISCAL 1995 COMPARED TO FISCAL 1994
The following table illustrates the relationship between various components of operations, stated as a percent of net sales, for the three years ended February 25, 1995.

                                                                         PERCENT OF NET SALES
                                                                     ============================
                                                                       1995      1994      1993
                                                                       ----      ----      ----
       Net sales...................................................... 100.0     100.0    100.0
       Cost of sales..................................................  86.0      87.8     86.3
           Gross profit...............................................  14.0      12.2     13.7
       Selling, general and administrative expenses...................  10.8      10.4     12.5
       Provision for business restructuring and asset valuation.......  -          0.8        -
           Operating income...........................................   3.2       1.0      1.1
       Interest expense, net..........................................   0.5       0.4      0.3
           Earnings before income taxes and other items...............   2.7       0.6      0.8
       Income taxes...................................................   1.1       0.4      0.3
       Equity in net earnings of affiliated companies.................  (0.1)     (0.3)    (0.3)
       Minority interest..............................................   -         0.1       -
           Net earnings before cumulative effect of change in
             accounting for income taxes..............................   1.7       0.5      0.8

       Cumulative effect of change in accounting for income taxes.....   -         0.1       -
           Net earnings...............................................   1.7       0.6      0.8

Consolidated net sales rose 10% to $757 million in fiscal 1995, primarily due to strong replacement auto glass markets, robust demand for architectural glass products, and higher detention and security contracting revenues. Our gross margin increased nearly two percentage points as pricing improved slightly for
replacement auto glass and architectural glass products.   Productivity improved
as sales outpaced moderate increases in wages and benefits, including lower medical plan costs. In addition, the margin gains reflected operating improvements by our nonresidential construction and architectural metals operations, despite the continuation of depressed margins for those units' markets.

As a percentage of net sales, selling, general and administrative expenses (SG&A) crept slightly higher, but grew substantially in absolute dollars. The majority of the increase resulted from expenditures by our auto glass retail and wholesale businesses for the development of improved information systems to better meet customer needs, as well as for expanded marketing programs related to windshield repair and claims administration.

Net interest expense rose 51% , due to the combination of higher interest rates and increased borrowing levels required to meet working capital and capital investment needs.

Our effective income tax rate fell substantially, from 60.9% in fiscal 1994, to 40.2% in 1995, as increased domestic earnings were taxed at essentially the statutory rate. The fiscal 1994 rate was unusually high due to an increase in our deferred tax asset valuation.

Equity in net earnings of affiliated companies dropped 67%, to $800,000 in fiscal 1995. New product and process development costs at Viratec Thin Films substantially offset strong earnings of the unit's anti-glare screen business. Minority interest differed from a year ago as Harmon/CFEM Facades, our French curtainwall unit, reported a loss in fiscal 1995 compared to net earnings in the prior year.

Fiscal 1995 consolidated net earnings grew 240%, to $13.1 million, or $.97 per share, up from $3.8 million or 29 cents per share a year ago, which includes the $525,000 or 4 cents per share cumulative effect of the change in accounting for income taxes reported last year. Return on average shareholders' equity grew to 10.9%, up from 3.4% a year earlier.

At year end, our consolidated backlog was $364 million, down 10% from $405 million a year ago. Decreases in our domestic and Asian construction backlogs exceeded the combined increases in other areas. While our backlog declined, we believe that recently recorded orders will provide margin improvement over that realized in the past couple of years. Approximately $84 million of the February 1995 backlog will not be reflected as revenue in fiscal 1996.

In order to better inform shareholders and readers, Apogee has redefined its business segments information and discussion. We believe the changes will provide more effective communication concerning our business units and the markets we serve. Apogee consists of two segments, Building Products & Services
(BPS) and Automotive Glass (AG). These segments, plus the Viratec Thin Films joint venture, are discussed below.

Building Products & Services

BPS made significant strides in fiscal 1995, increasing revenues 9% to $508 million, and reporting a modest $4.4 million operating profit. Within the segment, 19% revenue growth was achieved at the detention and security unit, largely due to fast-track projects entered into at the beginning of the year. Also, high demand and firmer pricing for Viracon's architectural glass products boosted its sales 22%. These factors led to margin gains and strong profit growth for both units.

Marcon Coatings, our building glass coating joint venture, reported healthy sales and earnings growth, as the company benefitted from rapidly growing Viracon sales.

Harmon Contract, our curtainwall subcontractor, reported a 2% decline in domestic revenues, but slashed its operating loss by 85%. With a lower cost structure and improved project management, Harmon worked through much of its narrow-margin backlog, obtained in the intensely competitive pricing environment of 1991-1993.

Harmon Contract's overseas operations recorded flat revenues compared to a year ago, with higher Asian revenues offset by less activity in Europe. Operating results suffered from low-margin projects and overhead growth related to brisk bidding activity in both Europe and Asia.

The segment's architectural metals group also rebounded sharply. Sales grew 9%, with firmer pricing, beefed-up engineering and better factory utilization nearly eliminating last year's significant operating loss.

BPS's picture framing products and window coverings units recorded steady sales gains and solid earnings although behind historical levels.

Overall, BPS made progress in controlling its costs, with a $500,000 reduction in SG&A expenses, the result of restructuring measures taken late last year, as well as ongoing cost control this year. The segment believes the aggressive steps taken to strengthen margins and reduce overhead, along with the elevated demand for architectural glass products and the slow recovery of U.S. nonresidential construction, should help it make improvements in profitability next year.

Automotive Glass

The Automotive Glass (AG) segment achieved net sales of $249 million, up 12% over a year ago, while reporting operating income of $19.1 million, modestly ahead of the prior year's strong performance. High demand for replacement auto glass, along with share gains in selected markets, helped to boost revenues. Price increases early in the year were somewhat eroded by volume discounts to major customers. Despite the sales increase, operating income for the segment was flat with a year ago, as costs to expand marketing programs and develop state-of-the-art information systems offset gross profit gains.

Both Harmon Glass (retail) and Glass Depot (wholesale) advanced same-location sales by 7% reflecting overall market growth. The higher volume contributed to gross margin growth, but higher SG&A costs limited the units' operating income gain to 4%.

The National Call Center, (formerly the Harmon Glass Network), which arranges auto glass repair and replacement orders received from insurance and fleet customers, reported 9% unit growth over fiscal 1994. About two-thirds of the Call Center's volume is handled by company-owned stores.

Viracon/Curvlite, our windshield fabricator, maintained high factory utilization throughout the year, producing record sales and strong earnings. Windshield unit shipments grew 8%. Also, Curvlite invested in equipment to expand capacity and lower production costs.

During the year, the AG segment acquired or started up 33 retail stores and nine wholesale depots, including a chain of 13 retail stores and one warehouse in the Washington, D.C. area, acquired in January, 1995. This acquisition gives AG a significant position in this attractive East Coast market. The group closed seven retail and one distribution locations during the year, to end the year with 256 retail stores, 53 wholesale depots and 7 Midas Muffler locations.

Increased demand for new and better auto glass products and services, combined with sophisticated information systems, should enable AG to expand internally and through acquisitions, and to improve results.

Viratec Thin Films

Viratec Thin Films (Viratec) is Apogee's second joint venture with Marvin Windows. The unit develops and applies optical-grade coatings to glass and other substrates. Revenues rose 8%, while pre-tax earnings were down 74% from last year. Demand for Viratec's coated glass for anti-glare computer screens remained strong, especially in overseas markets, as the European Community has adopted stricter safety regulations for limiting computer emissions. Viratec invested heavily in research and development costs during fiscal 1995 to begin limited direct-coating of cathode ray tubes (CRTs), thus reducing bottom-line results. At February 25, 1995, Viratec's backlog stood at $14.5 million, up 11% from a year ago. Accordingly, the unit is anticipating improved revenues in the upcoming year. However, operating results will be highly dependent upon Viratec's ability to ramp up production of CRT coatings within a reasonable cost structure.

FISCAL 1994 COMPARED TO FISCAL 1993

Consolidated net sales rose 20%, to $688 million, in fiscal 1994, primarily due to strong replacement auto glass sales, higher overseas nonresidential construction activity and improved demand for architectural glass products.

Apogee's gross profit, as a percent of sales, fell for the second straight year. Stronger auto and architectural glass markets allowed for firmer pricing, but were more than offset by very low gross margins in curtainwall contracting, ineffective project management and poor factory utilization at some units within the Building Products & Services segment.

Selling, general and administrative expenses decreased slightly from a year earlier, due to cost containment efforts throughout the company. Greater expenditure levels for improved information systems and expanded marketing programs, primarily in the Automotive Glass segment, were offset by reductions elsewhere in the company.

During the fourth quarter of fiscal 1994, Apogee recorded a $5.6 million ($4.5 million after tax, or 34 cents per share) provision for business restructuring and asset valuation. The charge reflected the costs of consolidating or closing certain Harmon Contract offices and facilities, writing down particular assets and reorganizing the architectural metals group. The provision consisted of $2.5 million of asset write-downs plus projected cash outlays of $3.1 million. Most of the $3.1 million was planned for equipment relocation, employee severance and facility closing costs. The asset valuation component included a $1.6 million write-off of intangible assets, principally patents and non-compete agreements, which were determined to hold no future value. A facility scheduled for closure was written down by $850,000 to its estimated net realizable value.

Despite lower interest rates, net interest expense jumped 52% to $2.7 million in fiscal 1994, as borrowing levels increased to meet significant working capital needs.

In the first quarter of fiscal 1994, a $525,000 gain, or 4 cents a share, was recorded to reflect the adoption of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (FAS 109). Under FAS 109, deferred tax liabilities declined, primarily reflecting the fact that deferred taxes on depreciation were originally booked at higher tax rates than those currently prevailing. Other deferred tax assets and liabilities were essentially unchanged.

The effective tax rate for fiscal 1994 was 60.9%, up from 42.3% in fiscal 1993. The rise was primarily due to low earnings relative to permanent tax-to-book differences and the increase in our deferred tax asset valuation allowance related to a capital loss carryforward.

Equity in net earnings of affiliated companies rose 22% in fiscal 1994. Significant earnings improvement at Viratec Thin Films was somewhat offset by lower earnings at Marcon Coatings and the taxability of a portion of Marcon's and Viratec's earnings as their net operating loss carryforwards were fully utilized.

The provision for business restructuring and asset valuation and the poor performance of the Building Products & Services segment combined to offset the strong results of the Automotive Glass segment. Consolidated net earnings, including the FAS 109 accounting change, fell 15% to $3.8 million, or 29 cents per share, from $4.5 million, or 34 cents per share, in 1993. Return on average shareholders' equity was 3.4% compared with 4.0% in 1993.

Building Products & Services   Growth in overseas and domestic institutional
construction coupled with high demand for architectural glass caused revenues to rise 21% for BPS. A slight improvement in architectural glass pricing was not enough to offset the highly competitive pricing of curtainwall projects. In addition, the complexity of many projects stretched the architectural metals group's ability to effectively manage its book of work and these difficult conditions contributed to erratic order flow, poor pricing and inconsistent factory utilization. Along with the high costs of international marketing and setting up overseas offices, the aforementioned factors caused the segment to record a $14.5 million operating loss, compared to a $2.4 million operating loss in fiscal 1993.

During the year, BPS's Harmon Contract unit acquired majority ownership of one of Europe's leading curtainwall contracting firms, CFEM Facades (CFEM). The acquisition provided BPS with substantial backlog, manufacturing facilities and expertise in European construction techniques. CFEM generated significant sales and operating income during fiscal 1994.

BPS achieved sharp backlog growth in 1994, finishing the year with $403 million in backlog, up 26% from 1993. The growth came from the European and Asian markets, primarily the addition of the $80 million Kuala Lumpur City Centre project in Kuala Lumpur, Malaysia. At February 26,1994, it was estimated that approximately $115 million of backlog would not be reflected as revenue in fiscal 1995.

Automotive Glass   AG grew sales by 19% and operating income 114% in fiscal
1994. Strong demand for replacement auto glass required Curvlite, the segment's auto glass fabricating unit, to operate at near-capacity levels throughout the year. The increased volume led to sharp unit cost reduction, offsetting price weakness.

In fiscal 1993, the segment changed the structure of its installation and distribution businesses from a regional alignment to a national retail and
wholesale business unit arrangement.   This realignment helped the division
capitalize on increased unit movement and firmer pricing in the auto glass market. Same-store retail sales rose 15%, reflecting industry growth and increased market penetration. The National Call Center reported a 53% jump in sales.

The division also increased its market penetration by adding 5 wholesale depots during the year, for a year-end total of 45 locations. At February 26, 1994, the segment also had 231 retail glass stores and 7 Midas Muffler franchises in 37 states.

Viratec Thin Films   Viratec achieved both sales and earnings growth for the
third consecutive year, reporting a 71% sales jump and a seven-fold increase in pre-tax earnings. Strong demand for computer anti-glare screens, particularly in overseas markets, combined with healthy margins to produce the outstanding results. Viratec's backlog increased 22% from a year earlier, to $13 million at year end.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Financial Condition Major balance sheet items as a percentage of total assets at February 25, 1995 and February 26, 1994 are presented below:

                                                          1995      1994
                                                          ----      ----
                    Current assets.......................  71        72

                    Current liabilities..................  37        46

                    Long-term debt.......................  22        12

                    Other liabilities ...................   5         5

                    Shareholders' equity ................  34        37

Net receivables rose 14% in fiscal 1995, due to BPS's fourth quarter, 17% revenue gain. Inventories rose 27% due mainly to higher AG inventories, fueled by more wholesale depots and the proliferation in the number of auto glass parts. Costs in excess of billings more than doubled, reflecting volume growth, contract complexity and variation in stages of completion on contracts.

Total long-term debt, at February 25, 1995, stood at $80.6 million, up from
$35.7 million a year earlier.   The increase reflected working capital growth
and record capital spending. During the year, Apogee expanded its revolving credit facilities to $70 million. Ten million dollars outstanding under these facilities, as well as $60 million of our short-term bank borrowings, are classified as long-term debt based on the terms of the revolving credit agreements. In fiscal 1996, we believe cash flow from operations, along with existing and reasonably available sources of financing, will enable us to maintain liquidity and continue our growth strategy.

Capital Investment

New capital investment in fiscal 1995 totaled $39.6 million, versus $19.4 million and $13.6 million in fiscal 1994 and 1993, respectively. Expenditures for new property, plant and equipment totaled $25.0 million, and consisted of information systems, facility additions and manufacturing equipment additions and upgrades. We also invested $8.8 million to fund AG's acquisition of retail stores and wholesale depots.

Capital investment for fiscal 1996 is estimated at $36 million. Further upgrading of information and communication systems and construction of a major distribution center are the primary components of AG's plan, while BPS's plans primarily consist of expenditures for capacity expansion and productivity improvements.

Shareholders' Equity

Apogee's book value rose 9% in fiscal 1995 to $124.6 million, or $9.27 per share. Net earnings less dividends, along with common stock issued in connection with long-term compensation plans, accounted for the increase. During fiscal 1995, we increased our quarterly dividend by 7%, to 8 cents per share, our 20th consecutive year of increase.

Impact of Inflation

Apogee's financial statements are prepared on a historical cost basis, which does not completely account for the effects of inflation. However, since the cost of most of our inventories is determined using the last-in, first-out
(LIFO) method of accounting, cost of sales, except for depreciation expense included therein, generally reflects current costs.

The cost of glass, one of Apogee's primary raw materials, increased slightly in fiscal 1995 due to strong demand from both U.S. residential construction and new car sales. We expect the cost of glass to rise moderately in fiscal 1996. Aluminum prices were volatile and rose sharply in 1995. While our construction and supply contracts are at fixed prices, the material components are usually based on firm quotes obtained from suppliers. Labor cost increases, including taxes and fringe benefits, can be reasonably anticipated. Through new efficiencies and cost containment programs set up at most operating units, many selling, general and administrative expenses were reduced or held relatively constant.

OUTLOOK
- -------

We believe that improving market conditions for nonresidential construction and steady demand for automotive replacement glass will allow Apogee to improve earnings in fiscal 1996. Better project selection and management, continued cost containment programs and efficiencies and competitive advantages from information management technology should also contribute to earnings growth.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
    FINANCIAL DISCLOSURE
    --------------------

  None.

                                    PART III
                                    --------

ITEMS 10, 11, 12 and 13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                          ---------------------------------------------------
       EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
       ----------------------------------------------------------------
       OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED
       ------------------------------------------------------------
       TRANSACTIONS.
       ------------

  The information required by these Items, other than the information set forth above in "Executive Officers of the Registrant," is included on pages 1 to 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held June 20, 1995, which is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a) and (d)  Financial Statements and Financial Statement Schedules -

     The consolidated financial statements and schedules of the Registrant listed on the accompanying "Index to Financial Statements and Schedules" together with the report of KPMG Peat Marwick LLP, independent auditors, are filed as part of this report.

(b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended February 25, 1995.

(c)  Exhibits -

        The information called for by this Item is contained in a separate section of this report. See "Exhibit Index".

                                 - SIGNATURES -


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  May 24, 1995
                           APOGEE ENTERPRISES, INC.


                           By: /s/  Donald W. Goldfus
                               ------------------------------
                               Donald W. Goldfus
                               Chairman of the Board of Directors
                                 and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                     TITLE                        DATE
- -------------------------------------------------------------

                              Chairman of the Board
                              of Directors and
/s/  Donald W. Goldfus        Chief Executive Officer            May 24, 1995
- ----------------------------  -----------------------------    ----------------
Donald W. Goldfus


/s/  Gerald K. Anderson       President and Director             May 24, 1995
- ----------------------------  -----------------------------    ----------------
Gerald K. Anderson


/s/  Laurence J. Niederhofer  Director                           May 24, 1995
- ----------------------------  ------------------------------   -----------------
Laurence J. Niederhofer


/s/  James L. Martineau       Vice President and Director        May 24, 1995
- ----------------------------  ------------------------------    ----------------
James L. Martineau


/s/  D. Eugene Nugent         Director                           May 24, 1995
- ----------------------------  ------------------------------    ----------------
D. Eugene Nugent


/s/  Richard Gould            Senior Vice President              May 24, 1995
- ---------------------------   ------------------------------    ----------------


/s/  William G. Gardner       Treasurer and Secretary            May 24, 1995
- ----------------------------  -------------------------------   ----------------
William G. Gardner


 /s/ Terry L. Hall            Chief Financial Officer            May 24, 1995
- ----------------------------  --------------------------------  ----------------
Terry L. Hall

                           APOGEE ENTERPRISES, INC.
                                   FORM 10-K
                           ITEMS 8, 14(A) AND 14(D)


                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements
        Independent Auditors' Report....................................................F-2
        Consolidated Balance Sheets.....................................................F-3
        Consolidated Results of Operations and Quarterly Data (Unaudited)...............F-4
        Consolidated Statements of Cash Flows...........................................F-5
        Notes to Consolidated Financial Statement.......................................F-6

Financial Statements Schedules
        Schedule II -- Valuation and Qualifying Accounts................................F-15

       All other schedules are omitted because they are not required, or because the required information is included in the consolidated financial statements or noted thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Apogee Enterprises, Inc.:

     We have audited the consolidated financial statements of Apogee Enterprises, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility or the company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries as of February 25, 1995 and February 26, 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended February 25, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in notes 1 and 9, the company changed its method of accounting for income taxes in fiscal 1994 to adopt the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.


                                            KPMG Peat Marwick LLP



                                            Minneapolis, Minnesota
                                            April  21, 1995

CONSOLIDATED BALANCE SHEETS
APOGEE ENTERPRISES, INC.

                                                                      February 25,              February 26,
               (Dollar amounts in thousands)                             1995                      1994
               ----------------------------                         --------------            --------------
               ASSETS
               Current assets
                Cash and cash equivalents (including restricted
                  funds of $885 and $825, respectively)                   $  2,894                  $ 10,824
                Receivables, net of allowance for doubtful                 165,099                   144,597
                Inventories                                                 54,559                    42,972
                Costs and earnings in excess of billings on
                  uncompleted contracts                                     19,606                     9,760
                Deferred tax assets                                         10,384                     8,454
                Other current assets                                         4,278                     4,679
                                                                    --------------            --------------
                 Total current assets                                      256,820                   221,286
                                                                    --------------            --------------
               Property, plant and equipment, net                           75,028                    64,917
               Other assets
                Investments in and advances to affiliated companies         15,016                    11,826
                Intangible assets, at cost less accumulated
                 amortization of $8,681and $10,999, respectively             8,383                     1,972
                Deferred tax assets                                          5,082                     3,526
                Other                                                        1,599                     2,661
                                                                    --------------            --------------
                                                                            30,080                    19,985
                                                                    --------------            --------------
                 Total assets                                             $361,928                  $306,188
                                                                    ==============            ==============



               LIABILITIES AND SHAREHOLDERS' EQUITY
               Current liabilities
                Accounts payable                                          $ 53,793                  $ 51,488
                Accrued expenses                                            41,168                    40,916
                Billings in excess of costs and earnings on
                 uncompleted contracts                                      17,717                    15,911
                Accrued income taxes                                        10,454                     4,524
                Notes payable                                                7,065                    23,850
                Current installments of long-term debt                       5,522                     4,157
                                                                    --------------            --------------
                 Total current liabilities                                 135,719                   140,846
                                                                    --------------            --------------


               Long-term debt                                               80,566                    35,688
               Other long-term liabilities                                  19,587                    14,260
               Minority interest                                             1,427                     1,331
               Commitments and contingent liabilities (Notes 14 and 15)

               Shareholders' equity
                Common stock of $.33-1/3 par value;
                  authorized 50,000,000 shares; issued and
                  outstanding, 13,443.00 and 13,312,000, respectively        4,481                     4,437
                Additional paid-in capital                                  19,345                    17,718
                Retained earnings                                          100,803                    91,908
                                                                    --------------            --------------
                 Total shareholders' equity                                124,629                   114,063
                                                                    --------------            --------------
                 Total liabilities and shareholders' equity               $361,928                  $306,188
                                                                    ==============            ==============

     See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
APOGEE ENTERPRISES, INC.

                                                              Year Ended     Year Ended     Year Ended
                                                              February 25,   February 26,   February 27,
(Dollar amounts in thousands, except per share data)             1995           1994           1993
                                                              ------------   -----------    ------------
Net sales                                                         $756,549       $688,233       $572,450
Cost of sales                                                      650,660        604,338        494,249
                                                              ------------   ------------   ------------
  Gross profit                                                     105,889         83,895         78,201
Selling, general and administrative expenses                        81,627         71,659         71,832
Provision for business restructuring and asset valuation                 -          5,178              -
                                                              ------------   ------------   ------------
  Operating income                                                  24,262          7,058          6,369
Interest expense, net                                                4,135          2,735          1,794
                                                              ------------   ------------   ------------
  Earnings before income taxes and
   other items below                                                20,127          4,323          4,575
Income taxes                                                         8,101          2,634          1,936
Equity in net earnings of  affiliated companies                       (762)        (2,294)        (1,875)
Minority interest                                                     (262)           675              -
                                                              ------------   ------------   ------------
  Net earnings before cumulative effect of change
   in accounting for income taxes                                   13,050          3,308          4,514
Cumulative effect of change in accounting for income taxes               -            525              -
                                                              ------------   ------------   ------------
  Net earnings                                                      13,050       $  3,833       $  4,514
                                                              ============   ============   ============

Earnings per share:
Earnings per share before cumulative effect
 of change in accounting  for income taxes                           $0.97       $   0.25          $0.34
Cumulative effect of change in accounting for income taxes               -           0.04              -
                                                              ------------   ------------   ------------
  Earnings per share                                                 $0.97       $   0.29          $0.34
                                                              ============   ============   ============

See accompanying notes to consolidated financial statements.

QUARTERLY  DATA (UNAUDITED)
(Dollar amounts in thousands, except per share data)

NET SALES                                           GROSS PROFIT

Quarter        1995         1994          1993         Quarter        1995         1994          1993
- -------     ---------    ----------    ----------      -------     ---------     --------     ---------
First        $178,927      $148,752      $130,878      First        $ 25,388      $19,947       $19,236
Second        185,971       175,568       145,802      Second         29,240       22,093        20,855
Third         186,253       184,529       146,723      Third          26,204       23,917        19,859
Fourth        205,398       179,384       149,047      Fourth         25,057       17,938        18,251
             ------------------------------------                  ---------     --------     ---------
 Total       $756,549      $688,233      $572,450       Total        105,889      $83,895       $78,201
            =========    ==========    ==========                  =========     ========     =========

NET EARNINGS (LOSS)                                    EARNINGS (LOSS) PER SHARE

Quarter        1995          1994*         1993         Quarter       1995          1994*         1993
- -------      --------      --------      --------       -------    ----------     --------      --------
First          $2,600      $  1,443      $    319       First           $0.19      $  0.11       $  0.02
Second          4,294         2,441         1,949       Second           0.32         0.18          0.15
Third           3,763         2,902         2,020       Third            0.28         0.22          0.15
Fourth          2,393        (2,953)          226       Fourth           0.18        (0.22)         0.02
             --------      --------      --------                  ----------     --------      --------
 Total        $13,050      $  3,833      $  4,514        Total          $0.97      $  0.29       $  0.34
             ========      ========      ========                  ==========     ========      ========

*During the first quarter of 1994, Apogee adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of the change in accounting for income taxes increased net earnings by $525,000, or 4 cents per share, and is included in fiscal 1994 figures.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Apogee Enterprises, Inc.

                                                                              Year Ended          Year Ended          Year Ended
(Dollar amounts in thousands)                                              February 25, 1995   February 26, 1994   February 27, 1993
- ----------------------------                                               -----------------   -----------------   -----------------
OPERATING ACTIVITIES
  Net earnings                                                                 $ 13,050            $  3,833            $  4,514
  Adjustments to reconcile net earnings to net
    cash (used by) provided by operating activities:
      Cumulative effect of change in accounting for
        income taxes                                                                                   (525)                  -
      Depreciation and amortization                                              15,131              15,724              15,110
      Provision for losses on accounts receivable                                 3,817               2,388               2,061
      Noncurrent deferred income tax expense                                     (1,556)             (3,124)             (1,992)
      Provision for business restructuring and asset valuation                    5,178                   -
      Equity in net earnings of affiliated companies                               (762)             (2,294)             (1,875)
      Minority interest                                                            (262)                675                   -
      Other, net                                                                   (296)             (1,580)                176
                                                                           -------------       -------------       -------------
           Cash flow before changes in operating assets and liabilities          29,122              20,275              17,994
       Changes in operating assets and liabilities,
          net of effect of acquisitions:
        Receivables                                                             (23,080)            (40,205)            (14,692)
        Inventories                                                             (11,356)             (6,402)              2,229
        Cost and earnings in excess of billings on
            uncompleted contracts                                                (9,846)             (3,853)             (2,360)
        Other current assets                                                        483                 351                 421
        Accounts payable and accrued expenses                                     2,557              17,003               2,255
        Billings in excess of costs and earnings
          on uncompleted contracts                                                1,806              (1,529)                968
        Accrued and current deferred income taxes                                 4,000                 164              (3,333)
        Other long-term liabilities                                               5,327               3,299               3,457
                                                                           -------------       -------------       -------------
            Net cash (used by) provided by
             operating activities                                                  (987)            (10,897)              6,939
                                                                           -------------       -------------       -------------


INVESTING ACTIVITIES
  Capital expenditures                                                          (24,957)            (14,046)             (9,166)
  Acquisition of businesses, net of cash acquired                                (8,823)             (3,154)             (1,696)
  Investment in and advances to affiliated companies                             (2,070)              1,527              (2,502)
  Proceeds from sale of property, plant and equipment                             1,004                 832                 818
  Other, net                                                                        929              (1,340)             (1,434)
                                                                           -------------       -------------       -------------
            Net cash used by investing activities                               (33,917)            (16,181)            (13,980)
                                                                           -------------       -------------       -------------

FINANCING ACTIVITIES
  (Decrease) increase in notes payable                                          (16,785)             23,850                   -
  Payments on long-term debt                                                     (4,182)             (6,851)             (7,733)
  Proceeds from issuance of long-term debt                                       50,425              14,100              10,900
  Proceeds from issuance of common stock                                          1,671               1,945               1,508
  Repurchase and retirement of common stock                                        (209)             (3,884)
  Dividends paid                                                                 (4,155)             (3,841)             (3,584)
                                                                           -------------       -------------       -------------
            Net cash provided by (used by) financing activities                  26,974              28,994              (2,793)
                                                                           -------------       -------------       -------------
Increase (decrease) in cash and cash equivalents                                 (7,930)              1,916              (9,834)
Cash and cash equivalents at beginning of year                                   10,824               8,908              18,742
                                                                           -------------       -------------       -------------
Cash and cash equivalents at end of year                                       $  2,894            $ 10,824            $  8,908
                                                                           =============       =============       =============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Apogee Enterprises, Inc.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

     PRINCIPLES OF CONSOLIDATION Our consolidated financial statements include the accounts of Apogee and all majority-owned subsidiaries. We use the equity method to account for our 50%-owned joint ventures. Intercompany transactions have been eliminated. Certain amounts from prior-years financial statements have been reclassified to conform with this year's presentation.

     CASH AND CASH EQUIVALENTS Investments with an original maturity of three months or less are included in cash and cash equivalents. Restricted funds represent collateral for outstanding bank guarantees required by certain construction contracts' terms.

     INVENTORIES Inventories, which consist primarily of purchased glass and aluminum, are valued at cost, principally by using the last-in, first-out (LIFO) method, which does not exceed market. If the first-in, first-out (FIFO) method had been used, our inventories would have been $2,700,000 and $1,825,000 higher than reported at February 25, 1995 and February 26, 1994, respectively.

     PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are carried at cost. Significant improvements and renewals are capitalized. Repairs and maintenance are charged to expense as incurred. Apogee computes depreciation on a straight-line basis, based on estimated useful lives of 20 to 40 years for buildings and 2 to 15 years for equipment. When property is retired or otherwise disposed of, the cost and related depreciation are removed from the accounts and related gains or losses are included in income.

     INTANGIBLE ASSETS AND AMORTIZATION Intangible assets consist principally of goodwill and non-compete agreements. We review the ongoing value of intangibles on an annual basis. The continuing benefit of such assets is evaluated based upon an assessment of relevant economic and other criteria, including projections of future results. Goodwill is the excess of cost over the fair value of acquired assets of purchased businesses. Goodwill is amortized over periods ranging from 10 to 40 years, except for $923,000, which is not being amortized. In our opinion, there has been no diminution of its value.
     Non-compete agreements are contracts with the previous management of purchased businesses not to enter into competition with us for a certain period of time. Non-compete agreements are amortized ratably over the term of the agreements. Amortization expense amounted to $288,000, $2,328,000 and $2,123,000 in 1995, 1994 and 1993, respectively.

     OTHER LONG-TERM LIABILITIES Other long-term liabilities include deferred compensation and the long-term portion of accrued insurance costs.

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

     INCOME TAXES Apogee files a consolidated federal income tax return. Effective February 28, 1993, Apogee adopted the provisions of Statement of Financial Accounting Standards No. 109 (FAS 109). FAS 109 requires the asset and liability method be used to account for income taxes. This method recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial and tax reporting. Previously, Apogee followed the provisions of Accounting Principles Board Opinion No. 11. The cumulative effect of the change in accounting for income taxes is included in the fiscal 1994 Consolidated Results of Operations.

     EARNINGS PER SHARE Apogee computes earnings per share by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during the year. Our average common shares and common share equivalents outstanding during 1995, 1994 and 1993 were 13,501,000, 13,289,000 and 13,293,000, respectively.

     TRANSLATION OF FOREIGN CURRENCIES The financial statements of our foreign operations have been translated to U.S. dollars, using the rules of Statement of Financial Accounting Standard No. 52. Balance sheet accounts are stated in U.S. dollars at either the year- end or historical exchange rate. Results of operations are translated at average exchange rates for the respective period.

     ACCOUNTING PERIOD Apogee's fiscal year ends on the Saturday closest to February 28. Interim quarters end on the Saturday closest to the end of the months of May, August and November.

2.   RECEIVABLES
     (In thousands)                              1995             1994
     --------------                          ------------     ------------
     Trade accounts                              $68,332         $  58,474
     Construction contracts                       67,546            59,747
     Contract retainage                           32,284            30,507
     Other receivables                             5,595             3,748
                                             ------------     ------------
      Total receivables                          173,757           152,476
                                             ------------     ------------
     Less allowance for doubtful accounts         (8,658)           (7,879)
                                             ------------     ------------
      Net receivables                           $165,099          $144,597
                                             ============     ============

Apogee provides products and services to the commercial and institutional new construction and remodeling markets, the automotive replacement glass market and selected consumer markets. We do not believe a concentration of credit risk exists, due to the diversity of our markets and channels of distribution, and the geographic location of our customers. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary. We also routinely file liens to protect our interest whenever possible. We generally require no collateral. Allowances are maintained for potential credit losses and such losses have been within management's expectations. The provision for bad debt expense was $3,817,000, $2,388,000 and $2,061,000 in 1995, 1994 and 1993, respectively.

3.   INVENTORIES
     (In thousands)                               1995          1994
     --------------                           ------------   ------------
     Raw materials                                 $14,802        $ 9,994
     In process                                      3,232          3,413
     Finished                                       36,525         29,565
                                              ------------   ------------
      Total inventories                            $54,559        $42,972
                                              ============   ============

4.   PROPERTY, PLANT AND EQUIPMENT
     (In thousands)                               1995          1994
     --------------                           ------------   ------------
      Land                                       $  2,430        $  2,308
      Buildings and improvements                   50,332          43,965
      Machinery and equipment                      74,387          66,796
      Office equipment and furniture               30,418          24,322
      Construction in progress                      4,127           4,019
                                              ------------   ------------
       Total property, plant and equipment        161,694         141,410
      Less allowance for depreciation             (86,666)        (76,493)
                                              ------------   ------------
       Net property, plant and equipment         $ 75,028        $ 64,917
                                              ============   ============

Depreciation expense was $14,903,000, $13,397,000 and $12,987,000 in 1995, 1994
and 1993, respectively.

5.   ACCRUED EXPENSES
     (In thousands)                                1995           1994
     --------------                           -------------   -------------
     Payroll and related benefits                   $11,493         $15,331
     Insurance                                       10,771          10,023
     Taxes, other than income taxes                   2,182           1,888
     Pension                                          3,319           2,929
     Interest                                           804             994
     Other                                           12,599           9,751
                                              -------------   -------------
      Total accrued expenses                        $41,168         $40,916
                                              =============   =============

6.   LONG-TERM DEBT
     (In thousands)                                        1995            1994
     --------------                                   -------------   --------------
     Promissory note, 9.65% due in annual
      installments through 1998                             $8,036          $11,607
     Promissory notes, 7.5%, due in quarterly
      installments through 2000                              5,300                -
     Borrowings under revolving credit and other
      bank agreements                                       70,000           25,000
     Floating rate industrial development bond,
        4.4 % at year end, due in annual
      installments through 1999                              1,600            2,000
     Industrial development bonds, interest
      ranging from 4.7% to 6.96%, due
      in annual installments through 2003                    1,011            1,177
     Other                                                     141               61
                                                      -------------   --------------
      Total long-term debt                                  86,088           39,845
                                                      -------------   --------------
     Less current installments                              (5,522)          (4,157)
                                                      -------------   --------------
        Net long-term debt                                 $80,566          $35,688
                                                      =============   ==============

Long-term debt maturities are as follows:

     Fiscal Year                                     (In thousands)
     ------------                                    --------------
     1996                                                   $ 5,522
     1997                                                    26,848
     1998                                                    34,179
     1999                                                    18,297
     2000                                                       938
     Thereafter                                                 304
                                                     --------------
      Total                                                 $86,088
                                                     ==============

     The terms of the 9.65% promissory note include certain dividend and debt level restrictions and requirements to maintain minimum levels of tangible net worth and certain financial ratios. Retained earnings available for dividends under the terms of the promissory note were approximately $35 million at February 25, 1995.

     At February 25, 1995, we were party to revolving credit agreements with four banks. The agreements allow us to borrow up to $70 million at fixed or floating rates tied to the banks' cost of funds. The revolving credit terms will expire in March 1996 and March 1997. Through March 1996, we can convert $50 million of the outstanding loans into a three-year term loan. The agreements require us to maintain minimum levels of tangible net worth and certain financial ratios. At February 25, 1995, there were $10 million of borrowings outstanding under the committed credit facilities.

     We also had access to short-term credit on an uncomitted basis with several major banks. At February 25, 1995, $67.1 million in bank borrowings were outstanding under these agreements. We may refinance these short-term borrowings on a long-term basis under the revolving credit agreements discussed above. Accordingly, $60 million of our short-term bank borrowings, which were not expected to be paid within one year, is classified as long-term debt, and the debt maturity schedule above is based on the terms of the revolving credit agreements. The remaining $7.1 million of short-term bank borrowings was classified as notes payable at February 25, 1995.

     Interest rates on the year-end bank under committed and uncommitted credit facilities, borrowings ranged from 6.38 % to 6.75 %.

     Selected information related to bank borrowings under credit agreements is as follows:

(Dollar amounts in thousands)                         1995          1994
- -----------------------------                     ------------  ------------
Average daily borrowings during the year          $58,027            $34,203
Maximum borrowings outstanding during the year    $78,865            $53,800
Weighted average interest rate during the year        5.5%              3.7%

     In 1992, we entered into three interest rate swap agreements with a notional amount of $25 million that effectively converted a portion of our fixed rate, long-term borrowings into variabvle rate obligations. During 1993, we sold two of the swap agreements at net gains. The gains are being recognized as reductions in interest expense through 1997. The third agreement expired in 1995.

     The net book value of property, plant and equipment pledged as collateral under industrial development bonds was approximately $1 million at February 25, 1995.


7.   SHAREHOLDERS' EQUITY                        Common                        Additional
                                                 Shares           Common         Paid-in        Retained
     (In thousands)                           Outstanding         Stock          Capital        Earnings
     --------------                          -------------     -----------     ------------    -----------
     Balance at February 29, 1992                  13,461          $4,487          $14,908        $94,386
       Net earnings                                     -               -                -          4,514
       Common stock issued                            150              50            1,458              -
       Common stock repurchased or retired           (434)           (145)            (521)        (3,218)
       Cash dividends                                   -               -                -         (3,584)
                                             -------------     -----------     ------------    -----------

     Balance at February 27, 1993                  13,177           4,392           15,845         92,098
       Net earnings                                     -               -                -          3,833
       Common stock issued                            152              51            1,894              -
       Common stock repurchased
       or retired                                     (17)             (6)             (21)          (182)
       Cash dividends                                   -               -                -         (3,841)
                                             -------------     -----------     ------------    -----------

     Balance at February  26, 1994                 13,312           4,437           17,718        $91,908
       Net earnings                                     -               -                -         13,050
       Common stock issued                            131              44             1627              -
       Cash dividends                                   -               -                -         (4,155)
                                             -------------     -----------     ------------    -----------
     Balance at February 25, 1995                  13,443          $4,481          $19,345       $100,803
                                             =============     ===========     ============    ===========

     A class of 200,000 shares of junior preferred stock with a par value of $1.00 is authorized, but unissued.

Apogee has a Shareholders' Rights Plan, under which each share of our outstanding common stock has an associated preferred share purchase right. The rights are exercisable only under certain circumstances, including the acquisition by a person or group of 10% of the outstanding shares of the Company's common stock. Upon exercise, the rights would allow holders of such rights to purchase common stock of Apogee or an acquiring company at a discounted price, which generally would be 50% of the respective stock's current fair market value.

8.   INTEREST EXPENSE, NET
     (In thousands)                  1995            1994           1993
     --------------             --------------  -------------  --------------
     Interest on debt                  $4,381         $3,008         $ 2,459
     Other interest                       595            620             528
                                --------------  -------------  --------------
      Total interest expense            4,976          3,628           2,987
     Less interest income                (841)          (893)         (1,193)
                                --------------  -------------  --------------
      Interest expense, net            $4,135         $2,735         $ 1,794
                                ==============  =============  ==============

Interest payments were $4,778,000, $3,714,000 and $2,556,000 in 1995, 1994 and
1993, respectively.

9.   INCOME TAXES

     As discussed in Note 1, Apogee adopted Statement of Financial Accounting Standards No. 109 (FAS 109) in 1994. The cumulative effect of this change in accounting for income taxes is reported separately in the accompanying Consolidated Results of Operations. Financial statements for 1993 were not restated to apply the provisions of FAS 109.

     The components of income tax expense for each of the last three fiscal years are as follows:

     (In thousands)                 1995         1994         1993
     --------------              ---------    ---------    ---------
     CURRENT:
     Federal                      $ 9,663      $ 3,342      $ 2,525
     State and local                1,608          701          639
     Foreign                          316        1,520         (429)
                                 ---------    ---------    ---------
      Total current                11,587        5,563        2,735
     DEFERRED:
     Federal                       (3,233)      (2,794)      (1,494)
     State and local                 (653)        (485)        (310)
     Foreign                          400          350        1,005
                                 ---------    ---------    ---------
      Total deferred               (3,486)      (2,929)        (799)
                                 ---------    ---------    ---------
       Total income tax expense     8,101      $ 2,634      $ 1,936
                                 =========    =========    =========

       Income tax payments, net of refunds, were $5,790,000, $5,934,000 and $7,371,000 in 1995, 1994 and 1993, respectively.

        The components of deferred income tax expense (benefit) for 1993 are as follows:

     (In thousands)                                     1993
     --------------                                  ----------
     Completed contract accounting                   $  (172)
     Accelerated depreciation                            394
     Allowance for doubtful accounts                   1,862
     Accrued insurance                                (1,499)
     Other accrued expenses                             (170)
     Deferred compensation                              (215)
     Inventory                                           384
     Business restructuring reserve                     (863)
     Other, net                                         (520)
                                                    --------
     Deferred income taxes                             $(799)
                                                    ========

The differences between statutory federal tax rates and our consolidated effective tax rates are as follows:

                                            1995          1994           1993
                                          ---------     ---------      ---------
     Statutory federal tax rate               35.0%         35.0%          34.0%
     State and local income taxes, net
      of federal tax benefit                   3.0           3.2            4.7
     Tax credits                              (1.1)         (3.3)          (2.3)
     Foreign items with no tax benefit         2.1          18.6            2.4
     Valuation allowance                       1.6          13.9              -
     Other, net                               (0.4)         (6.5)           3.5
                                          ---------     ---------      ---------
     Consolidated effective tax rate          40.2%         60.9%          42.3%
                                          =========     =========      =========

Deferred tax assets and deferred tax liabilities at February 25, 1995 and February 26, 1994 are as follows:

          (In thousands)                        1995              1994
          --------------                   ---------------   ---------------
          Deferred tax assets:
           Allowance for doubtful accounts        $ 3.478           $ 3,035
           Accrued insurance                       10,645             8,701
           Deferred compensation                    3,556             3,143
           Business restructuring reserve           1,286             2,127
           Inventory                                2,311             1,591
           Other                                    2,803             2,260
                                           ---------------   ---------------
           Gross deferred tax assets               24,079            20,857
           Less valuation allowance                (1,353)           (1,035)
                                           ---------------   ---------------
            Total deferred tax assets              22,726            19,822
                                           ---------------   ---------------

          Deferred tax liabilities:
           Depreciation                             4,625             5,006
           Employee benefit plans                   1,218             1,307
           Other                                    1,417             1,529
                                           ---------------   ---------------
            Total deferred tax liabilities          7,260             7,842
                                           ---------------   ---------------
            Net deferred tax assets               $15,466           $11,980
                                           ===============   ===============

Apogee's valuation allowance increased by $318,000 in 1995 and related primarily to foreign tax credits. The valuation allowance at February 25, 1995 also included prior year amounts for foreign tax credits and a capital loss carryforward.

10.  INVESTMENT IN AFFILIATED COMPANIES

     Apogee, through its Building Products and Services segment, is party to a joint venture agreement with Marvin Windows of Warroad, Minnesota, forming Marcon Coatings, Inc. and its subsidiary, Viratec Thin Films, Inc. (Marcon/Viratec). Marcon/Viratec operates two glass coating facilities. Our 50% ownership investment in Marcon/Viratec is accounted for using the equity method.
     Apogee and Marvin have leased certain glass coating equipment to Marcon and made cash advances to Marcon/Viratec. Our net investment in Marcon/Viratec as of February 25, 1995, February 26, 1994 and February 27, 1993 was $14,278,000,
$10,652,000 and $8,858,000, respectively. Our equity in Marcon/Viratec's net earnings is included in the accompanying Consolidated Results of Operations. Marcon/Viratec's net earnings for 1994 and 1993 included tax benefits from net operating loss carryforwards in the amounts of $437,000 and $1,200,000, respectively.

     A summary of assets, liabilities and results of operations for Marcon/Viratec is presented below:

          (In thousands)               1995             1994           1993
          --------------          -------------    ------------  --------------
          Current assets               $ 8,620       $10,248        $ 5,402
         Noncurrent assets             16,716         5,704          11,997
         Current liabilities            6,153         7,214           4,577
         Noncurrent liabilities        12,673        14,066          12,716

         Net sales                     38,299        34,497          24,150
         Gross profit                   8,518        10,967           6,929
         Net earnings                 $ 1,838       $ 4,566         $ 3,188

11.  EMPLOYEE BENEFIT AND STOCK OPTION PLANS

     We maintain a qualified defined contribution pension plan that covers substantially all full-time, non-union employees. Contributions to the plan are based on a percentage of employees' base earnings. Benefits for each employee vary based on total contributions and earnings on invested funds. We deposit pension costs with the trustee annually. All pension costs were fully funded or accrued as of year end. Contributions to the plan were $3,394,000, $3,014,000 and $2,848,000 in 1995, 1994 and 1993, respectively.

     We also maintain a 401(k) Savings Plan, which allows employees to contribute 1% to 13% of their pretax compensation. Apogee matches 30% of the first 6% of the employee contributions. Amounts contributed by us to the plan were $1,242,000, $1,206,000 and $1,069,000 in 1995, 1994 and 1993, respectively.

     The 1987 Stock Option Plan provides for the issuance of up to 1,250,000 options to purchase company stock. Options awarded under this plan, either in the form of incentive stock options or nonstatutory options, are exercisable at an option price equal to the fair market value at the date of award. Changes in stock options outstanding for each of the last three fiscal years are as follows:

                                                     1995             1994              1993
                                                --------------   ---------------   --------------
          Options outstanding at beginning
           of the year                                477,000           481,000          381,000
          Granted                                     168,000           148,000          165,000
          Exercised                                   (25,000)           (4,000)         (31,000)
          Forfeited                                   (42,000)         (148,000)         (34,000)
                                                --------------   ---------------   --------------
          Options outstanding at end
           of the year                                578,000           477,000          481,000
                                                ==============   ===============   ==============
          Options exercisable at end of year          212,000           129,000          150,000
                                                ==============   ===============   ==============
          Price range of outstanding options     $8.95-$18.91     $8.95-$18.91      $8.95-$18.91
                                                ==============   ===============   ==============
          Price range of exercised options       $8.95-$16.25    $10.75-$12.00      $       9.38
                                                ==============   ===============   ==============

     The 1987 Partnership Plan, a plan which is designed to increase the ownership of Apogee stock by key employees, allows participants selected by the Compensation Committee of the Board of Directors to use earned incentive compensation to purchase Apogee stock. The purchased stock is then matched by an equal award of restricted stock, which vests over a predetermined period. There are 1,100,000 shares of common stock authorized for issuance or repurchase under the plan. As of February 25, 1995, 575,000 shares have been issued under the plan. We expensed $708,000, $478,000 and $287,000 in conjunction with the Partnership Plan in 1995, 1994 and 1993, respectively.


12.  ACQUISITIONS

     In 1995, our Automotive Glass segment purchased the assets of 16 retail auto glass stores and one distribution center in four separate transactions. The aggregate purchase price of the acquisitions was $8.8 million, including $4.6 million of cost in excess of the fair value of acquired assets. Promissory notes of $5.3 million were issued in connection with the transactions.

     In 1994, the Building Products & Service segment's Tru Vue unit purchased the assets of a company serving another sector of the picture framing market. Also in 1994, the segment purchased certain assets of CFEM Facades, a curtainwall company based in France. In 1993, the Automotive Glass segment purchased the assets of three retail auto glass stores and two distribution centers in four separate transactions. The value of the assets acquired in 1994 and 1993 was $3.2 million and $1.7 million, respectively.

     No liabilities were assumed in any of the transactions. All of the above transactions were accounted for by the purchase method. Accordingly, Apogee's consolidated financial statements include the net assets and results of operations from the dates of acquisition.


13.  PROVISION FOR BUSINESS RESTRUCTURING AND ASSET VALUATION

     During 1994, we recorded a business restructuring and asset valuation provision of $5.6 million ($4.5 million after tax) in our Building Products and Services segment. The charge was principally related to the consolidation or closing of 10 Harmon Contract offices and facilities, the write-down of certain assets and the reorganization of the architectural metals operations. The provision consisted of asset writedowns of $2.5 million and projected cash outlays of $3.1 million. At February 25, 1995, the remaining reserve for projected expenditures stood at approximately $700,000.

14.  LEASES

     As of February 25, 1995, we were obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

           Fiscal Year                               (In thousands)
           -----------                               --------------
           1996                                              $8,976
           1997                                               6,588
           1998                                               4,836
           1999                                               3,805
           2000                                               2,606
           Thereafter                                         1,559
                                                          ---------
            Total minimum payments                          $28,370
                                                          =========

     Total rental expense was $18,242,000, $17,129,000 and 15,653,000 in 1995,
1994 and 1993, respectively.


15.  COMMITMENTS AND CONTINGENT LIABILITIES

     Apogee has entered into a number of non-compete agreements. Non-compete agreements represent contractual agreements with the previous management of purchased businesses not to enter into competition with us for a certain period of time. As of February 25, 1995, we were committed to make future payments of $658,000 under such agreements.

     Apogee has ongoing letters of credit related to risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the company is obligated as of February 25, 1995 was approximately $53,922,000.

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

          Estimated fair values of our financial instruments at February 25, 1995 are as follows:

                                               Carrying      Estimated
            (In thousands)                      Amount       Fair Value
            --------------                   ------------- --------------
            Long-term debt including
                current installments               $86,088        $86,241

     For cash and cash equivalents, receivables, accounts payable and notes payable, carrying value is a reasonable estimate of fair value.

     The carrying values (face amounts) of our long-term debt that have variable interest rates are reasonable estimates of fair value. For borrowings that have fixed interest rates, fair value is estimated by discounting the projected cash flows using the rate at which similar borrowings could currently be made.

17.  BUSINESS SEGMENTS

Sales, operating income, identifiable assets and other related data for our operations in different business segments, are listed below and are an integral part of these financial statements. Fiscal 1991 and 1992 segment data are not covered by the Independent Auditors' Report.


BUSINESS SEGMENTS INFORMATION
Apogee Enterprises, Inc.

                                   1995              1994             1993              1992              1991
(Dollar amounts in thousands)  AMOUNT       %    AMOUNT       %   AMOUNT        %   AMOUNT       %    AMOUNT        %
- -----------------------------  --------------    --------------   ------   ------   --------------    ---------------
SALES
Building products
 & services                   $507,645   67.1    $465,024  67.6  $384,808    67.2  $419,093   70.3    $424,882   70.9
Automotive glass               248,904   32.9     223,209  32.4   187,642    32.8   177,188   29.7     174,643   29.1
                               -------  -----     ------- -----   -------   -----   -------  -----     -------  -----
 Net sales                    $756,549  100.0    $688,233 100.0  $572,450   100.0  $596,281  100.0    $599,525  100.0
                               =======  =====     ======= =====   =======   =====   =======  =====     =======  =====

OPERATING INCOME (LOSS)
Building products
 &services                      $4,394   18.1  $(14,512) (205.6)  $(2,351) (36.9)   $16,517   85.8     $19,006   57.1
Automotive glass                19,067   78.6    18,961   268.6     8,869  139.3      3,528   18.3      14,261   42.9
Corporate and other                801    3.3     2,609    37.0      (149)  (2.3)      (796)  (4.1)          -      -
                               -------- -----   -------   -----   -------- -----    -------- ------     ------  -----
 Operating income               24,262  100.0     7,058   100.0     6,369  100.0     19,249  100.0      33,267  100.0
Interest expense, net           (4,135)          (2,735)           (1,794)             (970)            (1,059)
Other expense, net                   -                -                 -                  -              (331)
                               -------- -----   -------   -----   -------- -----    -------  -----     --------  ----
  Earnings before income
    taxes and other items      $20,127          $ 4,323           $ 4,575           $18,279            $31,877
                               ======== ======  =======   =====   ======== =====    =======  =====     =======  =====

                             IDENTIFIABLE ASSETS             CAPITAL EXPENDITURES           DEPRECIATION & AMORTIZATION
                          1995       1994       1993       1995       1994       1993       1995       1994       1993
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Building products
  &services            $244,645   $202,734   $164,208   $  12,715    $ 8,088     $6,891  $   9,868    $ 9,692    $ 9,108
Auto glass               92,346     74,041     66,569      12,201      5,906      2,031      5,116      5,891      5,870
Corporate and other      24,937     29,413     20,679          41         52        244        147        141        132
                       --------   --------   --------   ---------  ---------  ---------    -------  ---------  ---------
 Total                 $361,928   $306,188   $251,456     $24,957    $14,046     $9,166    $15,131    $15,724    $15,110
                       ========   ========   ========   =========  =========  =========  =========  =========  =========

Notes: Apogee's Building Products & Servieces segment has subsidiaries in Europe and Asia. During 1995 and 1994, such operations had net sales of $66,580,000 and $65,021,000, respectively. Operating losses for 1995 and 1994 were $6,575,000 and $887,000 respectively. At February 25, 1995, identifiable assets of the subsidiaries totaled $41,880,000 and $31,786,000, respectively. In 1993, net sales and identifiable assets of these units were less than 10% of Apogee's consolidated figures. Foreign currency transaction gains or losses included in net earnings for 1995, 1994 and 1993 were immaterial.

        Apogee's export sales are less than 10% of consolidated net sales. No single customer, including government agencies, accounts for 10% or more of consolidated net sales. Segment operating income (loss) is net sales less cost of sales and operating expenses. Operating income does not include provision for interest expense or income taxes. Corporate and other includes miscellaneous corporate activity not allocable to business segments.

                                                                     SCHEDULE II
                                                                     -----------

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                                (In thousands)

                         Balance at         Charged to           Deductions          Balance at
                         beginning           costs and              from               end of
                         of period           expenses            reserves(1)           period
                         ----------         ----------           -----------         ----------
For the year ended
 February 25, 1995:
   Allowance for
   doubtful receivables    $7,879             $3,817               $3,038               $8,658
                            =====              =====                =====                =====

For the year ended
 February 26, 1994:
   Allowance for
   doubtful receivables    $6,339             $2,388               $  848               $7,879
                            =====              =====                 ====                =====

For the year ended
 February 27, 1993:
   Allowance for
   doubtful receivables    $9,049             $2,061               $4,771               $6,339
                            =====              =====                =====                =====




(1)  Net of recoveries

                                 EXHIBIT  INDEX

Exhibit (3A)   Restated Articles of Incorporation
               Filed in Registrant's Annual Report on Form 10-K for year ended
               February 27, 1988.

Exhibit (3B)   Restated By Laws of Apogee Enterprises, Inc., as amended to date.
               Filed in Registrant's Annual Report on Form 10-K for year ended
               February 29, 1992.

Exhibit (4A)   Specimen certificate for shares of common stock of Apogee
               Enterprises, Inc. Filed in Registrant's Annual Report on Form 10-
               K for year ended February 29, 1992.

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

Exhibit (10G)  Rights Agreement between Registrant and American Stock Transfer
               Co. dated October 19, 1990. Filed with Registrant's Form 8-A on October 19, 1990.

Exhibit (10H)  $25 million Credit Facilities agreements between Apogee
               Enterprises, Inc., First Bank National Association and NBD Bank, N.A. Filed with Registrant's Annual Report on Form 10-K for year ended February 27, 1993.

Exhibit (10I)  Consulting Agreement between Registrant and Laurence J.
               Niederhofer dated November 1, 1993. Filed with Registrant's Annual Report on Form 10-K for year ended February 26, 1994.

Exhibit (10J)  Credit Agreement between Apogee Enterprises, Inc. and Credit
               Lyonnais Chicago Branch and Credit Lyonnais Cayman Island Branch. Filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended August 27, 1994.

Exhibit (10K)  Credit Agreement between Apogee Enterprises, Inc. and The
               Mitsubishi Bank, Limited, Chicago Branch. Filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended November 26, 1994.

Exhibit (10I)  Employment Agreement between Registrant and Richard Gould dated May 23, 1994.

Exhibit (11)   Statement of Determination of Common Shares and Common
               Share Equivalents

Exhibit (21)   Subsidiaries of the Registrant