Form 10-Q
period 1995-06-03
APOGEE ENTERPRISES INC
filed 1995-07-18
CIK 6845

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

                                      OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended   June 3, 1995   Commission File Number   0-6365
                        ----------------                        ----------

                           APOGEE ENTERPRISES, INC.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

                        Minnesota                41-0919654
                ------------------------   ---------------------
                (State of Incorporation)   (IRS Employer ID No.)

      7900 Xerxes Avenue South, Suite 1800, Minneapolis, Minnesota  55431
      -------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                Registrant's Telephone Number   (612) 835-1874
                                               ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES    X     NO
                                           -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

             Class                                 Outstanding at June 30, 1995
- --------------------------------                   ----------------------------
Common Stock, $.33 1/3 Par Value                            13,472,311

                           APOGEE ENTERPRISES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS
                      FOR THE QUARTER ENDED JUNE 3, 1995


         Description                                                       Page
         -----------                                                       ----
PART I
- ------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 3, 1995 and February 25,
          1995                                                                3

         Consolidated Results of Operations for the Quarters Ended June 3,
          1995 and May 28, 1994                                               4

         Consolidated Statements of Cash Flows for the Quarters Ended
          June 3, 1995 and May 28, 1994                                       5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             7-9

PART II  Other Information
- -------

Item 6.  Exhibits                                                            10
         Exhibit Index                                                       12
         Exhibit 11                                                          13


                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                                                           June 3,    February 25,
                                                            1995          1995
                                                           --------   ------------
ASSETS

Current assets
 Cash and cash equivalents (including restricted funds of
  $874 and $885, respectively)                             $ 15,629     $  2,894
 Receivables, net of allowance for doubtful accounts        162,420      165,099
 Inventories                                                 59,982       54,559
 Costs and earnings in excess of billings on uncompleted
  contracts                                                  18,948       19,606
 Deferred tax assets                                         10,584       10,384
 Other current assets                                         3,040        4,278
                                                           --------     --------
  Total current assets                                      270,603      256,820
                                                           --------     --------

Property, plant and equipment, net                           75,216       75,028

Investments in and advances to
 affiliated companies                                        15,726       15,016
Intangible assets, at cost less
 accumulated amortization                                     8,263        8,383
Deferred tax assets                                           5,282        5,082
Other assets                                                  1,868        1,599
                                                           --------     --------
 Total assets                                              $376,958     $361,928
                                                           ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable                                          $ 51,464     $ 53,793
 Accrued expenses                                            38,713       41,168
 Billings in excess of costs and earnings
  on uncompleted contracts                                   19,378       17,717
 Accrued income taxes                                         7,339       10,454
 Notes payable                                               25,450        7,065
 Current installments of long-term debt                       5,449        5,522
                                                           --------     --------
  Total current liabilities                                 147,793      135,719
                                                           --------     --------

Long-term debt                                               79,591       80,566

Other long-term liabilities                                  20,464       19,587
Minority interest                                             1,672        1,427

Shareholders' equity
 Common stock, $.33/1//3  par value;
  authorized 50,000,000 shares; issued
  and outstanding 13,472,000 and
  13,443,000 shares, respectively                             4,491        4,481
 Additional paid-in capital                                  19,649       19,345
 Retained earnings                                          103,298      100,803
                                                           --------     --------
  Total shareholders' equity                                127,438      124,629
                                                           --------     --------
   Total liabilities and shareholders' equity              $376,958     $361,928
                                                           ========     ========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED RESULTS OF OPERATIONS
             FOR THE QUARTERS ENDED JUNE 3, 1995 AND MAY 28, 1994
           (Thousands of Dollars Except Share and Per Share Amounts)

                                                                    Quarter Ended
                                                          -------------------------------
                                                             June 3,            May 28,
                                                              1995                1994
                                                          -----------         -----------

Net sales                                                 $   219,032         $   178,927

Cost of sales                                                 187,107             153,539
                                                          -----------         -----------

    Gross profit                                               31,925              25,388

Selling, general and administrative expenses                   24,127              20,670
                                                          -----------         -----------

    Operating income                                            7,798               4,718

Interest expense, net                                           1,752                 562
                                                          -----------         -----------

    Earnings before income taxes and other
       items below                                              6,046               4,156

Income taxes                                                    2,397               1,733
Equity in net earnings of affiliated companies                    (77)               (177)
Minority interest                                                 245                  --
                                                          -----------         -----------

    Net earnings                                          $     3,481         $     2,600
                                                          ===========         ===========


Earnings per share:                                              $.26                $.19
                                                          ===========         ===========

Weighted average number of
  common shares and common share
  equivalents outstanding                                  13,623,000          13,376,000
                                                          ===========         ===========

Cash dividends per common share                                 $.080               $.075
                                                                =====               =====

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE QUARTERS ENDED JUNE 3, 1995 AND MAY 28, 1994
                            (Thousands of Dollars)

                                                                   1995               1994
                                                                 --------           ---------
OPERATING ACTIVITIES
Net earnings                                                     $ 3,481            $  2,600
Adjustments to reconcile net earnings to net
  cash used in operating activities:
    Depreciation and amortization                                  4,509               3,667
    Provision for losses on accounts receivable                      537                 753
    Noncurrent deferred income tax expense                          (400)               (300)
    Minority interest                                                245                  --
    Equity in net earnings of affiliated
      companies                                                      (77)               (177)
    Other, net                                                      (158)                483
    Changes in operating assets and liabilities,
      net of effect of acquisitions:
        Receivables                                                2,142              (5,011)
        Inventories                                               (5,423)              1,197
        Costs and earnings in excess of billings on
           uncompleted contracts                                     658              (1,445)
        Other current assets                                       1,238               1,116
        Accounts payable and accrued expenses                     (4,784)            (12,259)
        Billings in excess of costs and earnings
          on uncompleted contracts                                 1,661                (467)
        Accrued and current deferred income taxes                 (3,115)              1,792
        Other long-term liabilities                                  877               1,213
                                                                 -------            --------
          Net cash provided by (used in) operating activities      1,391              (6,838)
                                                                 -------            --------

INVESTING ACTIVITIES
Capital expenditures                                              (4,682)             (6,069)
Acquisition of businesses, net of cash acquired                        -                (272)
Investments in and advances to affiliated companies                 (633)                421
Other, net                                                            94                (164)
                                                                 -------            --------
         Net cash used in investing activities                    (5,221)             (6,084)
                                                                 -------            --------

FINANCING ACTIVITIES
Increase in notes payable                                         18,385              13,050
Payments on long-term debt                                        (1,048)                (25)
Proceeds from issuance of common stock                               314                  20
Dividends paid                                                    (1,086)               (998)
                                                                 -------            --------
          Net cash provided by financing
            activities                                            16,565              12,047
                                                                 -------            --------
Increase (decrease) in cash                                       12,735                (875)
Cash at beginning of period                                        2,894              10,824
                                                                 -------            --------
Cash at end of period                                            $15,629            $  9,949
                                                                 =======            ========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies
    ------------------------------------------

    Principles of Consolidation

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 3, 1995 and February 25, 1995, and the results of operations and cash flows for the fourteen weeks ended June 3, 1995 and the thirteen weeks ended May 28, 1994. Certain prior year amounts have been reclassified to conform to the current period presentation.

    The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes.

    The results of operations for the fourteen-week and thirteen-week periods ended June 3, 1995 and May 28, 1994, respectively, are not necessarily indicative of the results to be expected for the full year.

    Accounting period

    The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.  Inventories
    -----------

    Inventories consist of the following:

                                      June 3,      February 25,
                                       1995            1995
                                      -------      ------------

    Raw materials and supplies        $17,846         $14,802
    In process                          3,981           3,232
    Finished goods                     38,155          36,525
                                      -------         -------

                                      $59,982         $54,559
                                      =======         =======

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


SALES AND EARNINGS
- ------------------

First quarter earnings rose 34% to $3.5 million, or 26 cents per share, from $2.6 million, or 19 cents per share, a year ago. Sales, for the same period, increased 22% to $219.0 million from $178.9 million a year ago. The first quarter had 14 weeks instead of the customary 13 weeks, accounting for about one-third of the sales increase.

Both of the Company's segments reported very good sales growth. Operating results were mixed and discussed below. The following table presents sales and operating income data for the Company's two segments and on a consolidated basis for the first quarter, when compared to the corresponding period a year ago.


                                     Quarter Ended
                                 June 3,        May 28,        Percentage
                                 1995            1994           Change
                               ========================      =============
SALES
Building products & Services   $146,531       $114,245                28%
Automotive glass                 72,501         64,682                12%
                              -------------------------      -------------
Total                          $219,032       $178,927                22%
                              =========================      =============

OPERATING INCOME (LOSS)
Building products & Services   $  2,485       $    601               313%
Automotive glass                  5,573          5,761               (3)%
Corporate and other                (260)        (1,644)             (84)%
                              -------------------------      -------------
Total                          $  7,798       $  4,718                65%
                              =========================      =============

Building Products & Services (BPS)
- ----------------------------------

BPS reported higher revenues for the period, reflecting strong demand at Viracon, BPS's architectural glass fabricator, and higher international construction revenues. Record profits at Viracon accounted for the majority of the segment's profit growth for the quarter. Improved efficiencies led to better operating results at Wausau Metals, along with slightly improved project margins and reduced losses at Harmon Contract, also contributed to the operating income gain.

During June, the Company entered into a letter of intent with Springs Industries, Inc. to sell BPS's Nanik Window Coverings Group. The closing is expected to take place during the second quarter. Nanik accounted for about 3.6% of Apogee's fiscal 1995 consolidated net sales. The segment also announced a long-term investment in TerraSun, a corporation using new glass fabrication coating technologies to collect, convert and deliver solar energy. Through this investment, BPS hopes to develop more efficient and lower cost solar energy systems.

On June 3, 1995, Apogee's consolidated backlog was $349.5 million, down 10% from $386.2 million a year ago. The lower backlog was expected, given the focus at the Company's Building Products & Services segment on project screening and profitability.

The segment believes industry conditions are slowly improving in domestic nonresidential construction markets. With the continued strong demand for fabricated architectural glass products, BPS expects to report favorable comparative sales and operating results for the remainder of the year.

Automotive Glass ( AG)
- ----------------------

Despite soft demand for replacement automotive glass and growing competition, the Automotive Glass (AG) segment experienced a 12% sales gain, about two-thirds of which was attributable to the quarter's extra week over the year ago period. In addition, AG benefitted from some market penetration and a greater number of locations. The costs of long-term business initiatives, including both marketing efforts and information systems development, offset the benefit of the sales gains, resulting in a small operating income decline. The anticipated demand slow-down was somewhat offset by improved production efficiencies realized by AG's automotive glass fabricator, Curvlite.

The segment opened 9 retail stores, while closing 3 locations, bringing the total number of retail stores to 262 in 36 states. AG also has 53 wholesale depots in 28 states. Expansion opportunities continue to be explored.

AG expects to produce a solid operating profit for the year. However, weak demand for automotive replacement glass and softening prices, along with the added costs of its selling and administrative initiatives, may cause the segment to report lower operating earnings than a year ago.

Viratec Thin Films
- ------------------

Viratec Thin Films (Viratec), a 50% owned joint venture and leading supplier of coated glass for computer anti-glare screens, reported higher sales and operating income than the year-ago quarter, when temporary production bottlenecks limited results.

Consolidated
- ------------

The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.

                                                   Percentage of Sales
                                                -------------------------
                                                     1996       1995
                                                    ------     ------
      Net sales                                      100.0      100.0
      Cost of sales                                   85.4       85.8

        Gross profit                                  14.6       14.2
     Selling, general and
      administrative expenses                         11.0       11.6
                                                     -----      -----
        Operating income                               3.6        2.6
     Interest expense, net                             0.8        0.3
                                                     -----      -----
        Earnings before taxes                          2.8        2.3
     Income taxes                                      1.1        1.0
     Equity in net (earnings) of
      affiliated companies                              --       (0.1)
     Minority interest                                 0.1         --
                                                     -----      -----

        Net earnings                                   1.6        1.5
                                                     =====      =====

     Effective tax rate                               39.6%      41.7%

On a consolidated basis, cost of sales, as a percentage of net sales, fell slightly due to solid pricing at Viracon and better pricing at Harmon Contract. Selling, general and administrative (SG & A) expenses decreased as a percentage of sales due to greater sales volume. However, in absolute dollars, SG & A increased about 17% as expenses relating to that higher activity also increased--commissions, marketing expenses, bonuses and profit sharing expense. Net interest expense increased as borrowing levels grew with working capital requirements.

The effective income tax rate dropped as improved earnings in all of the Company's businesses helped the overall rate fall slightly.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At quarter end, the Company's working capital and current ratio were essentially unchanged from the beginning of the quarter. However, current bank debt increased $18 million, while cash and cash equivalents increased $12.7 million and inventories increased $5.4 million. This substitution was caused primarily by higher overseas cash holdings and cash held by the Company's newly-formed insurance captive, and larger inventories at the Company's manufacturing facilities.

Bank borrowings stood at $95.5 million at June 3, 1995. Apogee's long-term debt was 35% of total capitalization. The Company believes that it has adequate credit facilities to meet its liquidity requirements.

Additions to property, plant and equipment totaled approximately $4.7 million. Major items included expenditures for data management, information processing and technical systems throughout the Company.

                                    PART II

                               OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits:

     Exhibit 11.  Statement of Determination of Common Shares and
                  Common Share Equivalents.

     Exhibit 27.  Financial Data Schedule (EDGAR filing only)

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


                                    APOGEE ENTERPRISES, INC.


Date:    July 17, 1995              /s/ Donald W. Goldfus
      -------------------           -----------------------------
                                    Donald W. Goldfus
                                    Chairman of the Board and
                                     Chief Executive Officer


Date:    July 17, 1995              /s/ Terry L.. Hall
      -------------------           -----------------------------
                                    Terry L. Hall
                                    Vice President Finance and
                                     Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit                                                          Page
- -------                                                          ----

Exhibit 11     Statement of Determination of Common Shares
                and Common Share Equivalents                      13

Exhibit 27     Financial Data Schedule (EDGAR filing only)        14