Form 10-Q
period 1995-09-02
APOGEE ENTERPRISES INC
filed 1995-10-16
CIK 6845

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

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   September 2, 1995          Commission File Number   0-6365
                    -----------------                                   ------

                           APOGEE ENTERPRISES, INC.
              --------------------------------------------------
              (Exact Name of Registrant as Specified in Charter)

            Minnesota                               41-0919654
     ------------------------                  ---------------------
     (State of Incorporation)                  (IRS Employer ID No.)


      7900 Xerxes Avenue South, Suite 1800, Minneapolis, Minnesota  55431
      -------------------------------------------------------------------
                   (Address of Principal Executive Offices)


                Registrant's Telephone Number   (612) 835-1874
                                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES    X     NO
                                           -----       -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


             Class                            Outstanding at September 30, 1995
--------------------------------              ---------------------------------
Common Stock, $.33-1/3 Par Value                         13,496,818

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               TABLE OF CONTENTS
                    FOR THE QUARTER ENDED SEPTEMBER 2, 1995



           Description                                           Page
           -----------                                           ----

PART I
------
Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 2, 1995
            and February 25, 1995                                  3

           Consolidated Results of Operations for the
            Three Months and Six Months Ended
            September 2, 1995 and August 27, 1994                  4

           Consolidated Statements of Cash Flows for
            the Six Months Ended September 2, 1995 and
            August 27, 1994                                        5

           Notes to Consolidated Financial Statements              6

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations        7-9

PART II    Other Information
-------

Item 6.    Exhibits                                               10

           Exhibit Index                                          12

           Exhibit II                                             13

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                               September 2,   February 25,
                                                                   1995           1995
                                                               ------------   ------------
ASSETS

Current assets
  Cash and cash equivalents (including restricted funds of
    $874 and $885, respectively)                                  $ 14,686      $  2,894
  Receivables, net of allowance for doubtful accounts              164,341       165,099
  Inventories                                                       55,243        54,559
  Costs and earnings in excess of billings on uncompleted
     contracts                                                      17,409        19,606
  Deferred tax assets                                               10,984        10,384
  Other current assets                                               2,174         4,278
                                                                  --------      --------
    Total current assets                                           264,837       256,820
                                                                  --------      --------

Property, plant and equipment, net                                  72,349        75,028

Investments in and advances to
  affiliated companies                                              16,042        15,016
Intangible assets, at cost less
  accumulated amortization                                           8,515         8,383
Deferred tax assets                                                  5,682         5,082
Other assets                                                         2,121         1,599
                                                                  --------      --------
    Total assets                                                  $369,546      $361,928
                                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                $ 51,208      $ 53,793
  Accrued expenses                                                  46,185        41,168
  Billings in excess of costs and earnings
    on uncompleted contracts                                        16,729        17,717
  Accrued income taxes                                              10,024        10,454
  Notes payable                                                      7,600         7,065
  Current installments of long-term debt                             5,369         5,522
                                                                  --------      --------
    Total current liabilities                                      137,115       135,719
                                                                  --------      --------

Long-term debt                                                      79,689        80,566

Other long-term liabilities                                         20,382        21,014

Shareholders' equity
  Common stock, $.33-1/3 par value;
    authorized 50,000,000 shares; issued
    and outstanding 13,488,000 and
    13,443,000 shares, respectively                                  4,496         4,481
  Additional paid-in capital                                        20,124        19,345
  Retained earnings                                                107,740       100,803
                                                                  --------      --------
    Total shareholders' equity                                     132,360       124,629
                                                                  --------      --------
    Total liabilities and shareholders' equity                    $369,546      $361,928
                                                                  ========      ========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                     SEPTEMBER 2, 1995 AND AUGUST 27, 1994
           (Thousands of Dollars Except Share and Per Share Amounts)


                                        Three Months Ended             Six Months Ended
                                    ---------------------------  ------------------------------
                                    September 2,    August 27,    September 2,    August 27,
                                        1995           1994          1995            1994
                                    -------------  ------------  -------------   ------------
Net sales                            $   222,186   $   185,971    $   441,218     $   364,898

Cost of sales                            190,362       156,731        377,469         310,270
                                     -----------   -----------    -----------     -----------

    Gross profit                          31,824        29,240         63,749          54,628

Selling, general and
  administrative expenses                 21,126        21,765         45,253          42,435
                                     -----------   -----------    -----------     -----------

    Operating income                      10,698         7,475         18,496          12,193

Interest expense                           1,711           821          3,463           1,383
Other income, net                           (161)            -           (161)              -
                                     -----------   -----------    -----------     -----------
    Earnings before income taxes
    and other items below                  9,148         6,654         15,194          10,810

Income taxes                               3,301         2,779          5,698           4,512
Equity in net earnings of
  affiliated companies                       226          (294)           149            (471)
Minority interest                            (25)         (125)           220            (125)
                                     -----------   -----------    -----------     -----------

    Net earnings                     $     5,646   $     4,294    $     9,127     $     6,894
                                     ===========   ===========    ===========     ===========

Earnings per share:                  $       .41   $       .32    $       .67     $       .51
                                     ===========   ===========    ===========     ===========

Weighted average number of
  common shares and common share
  equivalents outstanding             13,637,000    13,447,000     13,630,000      13,412,000
                                     ===========   ===========   ============     ===========

Cash dividends per common share      $       .08   $      .075    $       .16     $       .15
                                     ===========   ===========    ===========     ===========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED SEPTEMBER 2, 1995 AND AUGUST 27, 1994
                             (Thousands of Dollars)

                                                          1995      1994
                                                        --------  --------
OPERATING ACTIVITIES
Net earnings                                            $ 9,127   $  6,894
Adjustments to reconcile net earnings
 to net cash used in operating
 activities:
 Depreciation and amortization                            8,283      7,649
 Provision for losses on accounts
  receivable                                                632      1,037
 Noncurrent deferred income taxes                        (1,200)      (600)
 Gain on sale of Nanik Window
  Coverings Group                                        (4,709)         -
 Equity in net earnings of affiliated
  companies                                                 149       (471)
 Minority interest in net earnings                          220       (125)
 Other, net                                                (343)       315
 Changes in operating assets and
  liabilities, net of effect of
  acquisitions:
   Receivables                                           (3,892)     1,406
   Inventories                                           (5,280)    (5,796)
   Costs and earnings in excess of
    billings on uncompleted contracts                     2,197     (1,451)
   Other current assets                                   1,959        480
   Accounts payable and accrued expenses                  1,671    (11,101)
   Billings in excess of costs and
    earnings on uncompleted contracts                      (988)     2,327
   Accrued and current deferred
    income taxes                                           (430)     1,238
   Other long-term liabilities                              780        512
                                                        -------   --------
     Net cash provided by operating
      activities                                          8,176      2,314
                                                        -------   --------
INVESTING ACTIVITIES
Capital expenditures                                     (9,536)   (11,909)
Acquisition of businesses, net of
 cash acquired                                             (446)      (272)
Investments in and advances to
 affiliated companies                                    (2,807)       613
Proceeds on sale of Nanik Window
 Coverings Group                                         18,250          -
Other, net                                                  231       (156)
                                                        -------   --------
     Net cash provided by (used in)
      investing activities                                5,692    (11,724)
                                                        -------   --------
FINANCING ACTIVITIES
Increase/(decrease) in notes payable                        535     (5,350)
Proceeds from issuance of long-term debt                      -     15,000
Payments on long-term debt                               (1,030)      (423)
Proceeds from issuance of common stock                      819      1,356
Purchase and retirement of common stock                    (240)         -
Dividends paid                                           (2,160)    (2,005)
                                                        -------   --------
     Net cash (used in) provided by
      financing activities                               (2,076)     8,578
                                                        -------   --------

Increase/decrease in cash                                11,792       (832)
Cash and cash equivalents at beginning
 of period                                                2,894     10,824
                                                        -------   --------
Cash and cash equivalents at end of
 period                                                 $14,686   $  9,992
                                                        =======   ========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

    Principles of Consolidation

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 2, 1995 and February 25, 1995, and the results of operations for the three months and six months ended September 2, 1995 and August 27, 1994 and cash flows for the six months ended September 2, 1995 and August 27, 1994.

    The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and related notes.

    The results of operations for the six-month period ended September 2, 1995 and August 27, 1994 are not necessarily indicative of the results to be expected for the full year.

    Accounting period
    -----------------

    The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November. The first quarter of fiscal 1996 consisted of 14 weeks while the first quarter of fiscal 1995 had 13 weeks. Consequently, Fiscal 1996 is a fifty-three week year while 1995 is a fifty-two week year.

2.  Inventories

    Inventories consist of the following:

                                  September 2,  February 25,
                                      1995          1995
                                  ------------  ------------

    Raw materials and supplies       $14,383       $14,802
    In process                         2,708         3,232
    Finished goods                    38,152        36,525
                                     -------       -------

                                     $55,243       $54,559
                                     =======       =======

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


SALES AND EARNINGS
------------------
Second quarter net earnings of $5.6 million, or 41 cents per share, were 31% greater than last year's $4.3 million, or 32 cents a share. Revenues rose 19%, to $222 million, from $186 million a year ago. Year-to-date net earnings were up 32% to $9.1 million, or 67 cents per share, from $6.9 million, or 51 cents per share, a year ago. Revenues for the first six months jumped 21%, to $441 million, as both of the Company's segments reported double-digit increases in each of the two quarters.

The following table presents the percentage change in sales and operating income for the Company's two segments and on a consolidated basis, for three and six months when compared to the corresponding periods a year ago.

                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                               ------------------------------  -------------------------------
                                 SEPT. 2,   AUG. 27,     %        SEPT. 2,   AUG. 27,     %
                                  1995       1994      CHANGE       1995       1994     CHANGE
                               ==============================  ===============================
SALES
Building products & Services     $147,155   $117,633      25      $293,686   $231,878      27
Automotive glass                   75,031     68,338      10       147,532    133,020      11
                               ------------------------------  -------------------------------
Total                            $222,186   $185,971      19      $441,218   $364,898      21
                               ==============================  ===============================

OPERATING INCOME
Building products & Services       $2,180      -$623      NM        $4,665       -$22      NM
Automotive glass                    8,090      8,199      -1        13,663     13,960      -2
Corporate and other                   428       -101      NM           168     -1,745      NM
                               ------------------------------  -------------------------------
Total                             $10,698     $7,475      43       $18,496    $12,193      52
                               ==============================  ===============================

Building Products & Services (BPS)
----------------------------------
BPS reported 25% revenue growth and produced a small operating profit for the quarter, versus a minor operating loss a year ago, building on similar results experienced in the first quarter. The segment's revenue gains primarily reflected strong activity levels at Harmon Contract and record sales of high-performance architectural glass by the Viracon unit, which benefitted from improving market conditions and the additional capacity placed in service last year. The segment's operating income gain was due to Viracon's improved profitability and modest margin improvements at Harmon Contract. Operating margins remained historically low, however, as both Harmon and Wausau, the segment's architectural metals group, continued to be hampered by sluggish market recoveries and very thin-margin projects entered into before improvements in project screening procedures were initiated last year.

On July 28, 1995, the Company sold selected assets and liabilities of the Nanik Window Coverings group for $18.3 million cash, subject to post-closing audit adjustments, if any, which are being finalized pursuant to the sale agreement. The net gain on the sale was $4.7 million and is included under the caption, "Other income" in the Consolidated Results of Operations.

On September 2, 1995, Apogee's consolidated backlog stood at $353 million, slightly more than first quarter's backlog of $349 million, but down 10% from the $394 million reported a year ago. Most of Harmon's and Wausau's low-margin business referred to above is expected to be completed by fiscal year-end. With better-margin projects coming on stream and strong order levels at Viracon, the segment anticipates improved operating earnings during the second half of fiscal 1996.

Automotive Glass (AG)
---------------------
AG increased sales by 10% for the quarter. Despite competitive pricing conditions and lower industry demand, AG's Harmon Glass and Glass Depot groups were able to improve same-location sales slightly. The National Call Center, formerly the Harmon Glass Network, reported 16% unit growth for the quarter. The segment's Curvlite windshield fabricating unit generated slightly higher windshield sales, outpacing industry measures. Curvlite's sales also grew due to a new program involving the redistribution of tempered automotive glass parts fabricated by another manufacturer.

Despite the improved sales, AG had essentially flat operating income compared to the year-ago period. Competitive pricing and rising costs associated with ongoing information systems and marketing initiatives and programs offset the benefit of the sales gains.

For the first six months, the segment has opened 3 wholesale depots and 16 retail stores, while closing 7 locations, bringing the quarter-end total to 265 retail units and 56 depots. Expansion opportunities, including both possible acquisitions and start-up operations, continued to be investigated.

AG continues to anticipate a solid operating profit for the year. However, weak demand for automotive replacement glass and softening prices, along with the added costs of its selling and administrative initiatives, may cause the segment to report lower operating earnings than a year ago.

Viratec Thin Films
------------------
Viratec Thin Films (Viratec), a 50%-owned joint venture and leading supplier of coated glass for computer anti-glare screens, reported stronger sales but lower operating income than a year ago. Profitability was affected by a decline in product pricing and higher research and development expenditures on future products and process improvements. Viratec's order backlog almost doubled over a year ago and stood at $20.6 million at quarter end.

Consolidated
------------
The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.

                                                    Three Months Ended        Six Months Ended
                                                 -----------------------   -----------------------
                                                   Sept. 2,    Aug. 27,      Sept. 2,    Aug. 27,
                                                     1995        1994          1995        1994
                                                  ----------------------   -----------------------
         Net sales                                  100.0       100.0         100.0       100.0
         Cost of sales                               85.7        84.3          85.6        85.0
                                                     ----        ----          ----        ----
              Gross profit                           14.3        15.7          14.4        15.0
         Selling, general and
          administrative expenses                     9.5        11.7          10.3        11.6
                                                     ----        ----          ----        ----
              Operating income                        4.8         4.0           4.2         3.3
         Interest expense, net                        0.8         0.4           0.8         0.4
         Other income, net                           (0.1)          -             -           -
                                                     ----        ----          ----        ----
              Earnings before income taxes
                and other items below                 4.1         3.6           3.4         3.0
         Income taxes                                 1.5         1.5           1.3         1.2
         Equity in net (earnings) of
          affiliated companies                        0.1        (0.2)            -        (0.1)
         Minority interest                              -        (0.1)            -           -
                                                     ----        ----          ----        ----
              Net earnings                            2.5         2.3           2.1         1.9
                                                     ====        ====          ====        ====

         Income tax rate                             36.1%       40.0%         37.5%       40.0%


On a consolidated basis for the three-month and six-month periods, gross profit, as a percentage of net sales, declined as lower margins at AG and a shift in revenues towards BPS, which has lower margins than AG, negatively affected gross profits. Selling, general and administrative expenses (SG & A) decreased slightly due to cost reduction programs, and the sale of the Nanik group. SG &A fell significantly as a percent of sales primarily due to the increase in net sales. Net interest expense rose with higher borrowing levels in the first five months of the year. Other income consisted of the $4.7 million gain from the sale of the Nanik Window Coverings Group, reduced by charges totaling $4.5 million. These charges related primarily to the write-down of a minority investment in a start-up venture and an adjustment to the Company's insurance reserves.

The effective income tax rate of 36.1% declined due to a change in the Company's jurisdictional mix.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash balances were higher at quarter end due in large part to cash held by a captive insurance subsidiary. Receivables and inventories increased reflecting higher sales levels, though the Nanik sale offset the increases to reflect a net reduction. Accrued expenses and accounts payable also grew with the increased activity levels. Borrowing levels remained almost even with fiscal year end, with a total debt balance of $92.7 million at September 2, 1995, which represented 34% of invested capital.

Additions to property, plant and equipment totaled $9.5 million for the first half of the fiscal year. Major components of these additions included expenditures for information and communications systems throughout the company, particularly at in the AG segment.

                                    PART II

                               OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Apogee Enterprises, Inc. Annual Meeting of Shareholders was held on June 20, 1995. The total number of outstanding shares on the record date for the Annual Meeting was 13,463,137. Eighty-four percent of the total outstanding shares were represented in person or by proxy at the meeting.

The candidates for election as Class III Directors listed in the proxy statement were elected to serve three-year terms, expiring at the 1998 annual meeting.
The proposals to ratify the adoption of the proposed amendments to the 1987 Stock Option Plan and the appointment of KPMG Peat Marwick LLP as independent auditors for the Company were also approved. The results of these matters voted upon by shareholders are listed below.

                                               Number of Shares
                                              ------------------
                                         In Favor            Withheld        Abstained
                                         --------            --------        ---------
Election of Class III Directors:
  Paul B. Burke                         11,335,961            16,743
  Donald W. Goldfus                     11,333,558            19,145
  James L. Martineau                    11,333,558            19,145

Ratification of the adoption of
  the proposed amendment to the 1987
  Stock Option Plan                     10,567,745           106,928           60,416


Ratification of the appointment
  of KPMG Peat Marwick LLP as
  independent auditors                  11,123,685                 4          164,077


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits:

         Exhibit 11. Statement of Determination of Common Shares and Common Share Equivalents.

         Exhibit 27.  Financial Data Schedule (EDGAR filing only).

(b) Registrant filed a Current Report on Form 8-K, dated July 26, 1995, in respect of amendments to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             APOGEE ENTERPRISES, INC.


Date:     October 16, 1995                   Donald W. Goldfus
      ------------------------               --------------------------------
                                             Donald W. Goldfus
                                             Chairman of the Board and
                                              Chief Executive Officer


Date:     October 16, 1995                   Terry L. Hall
      ------------------------               --------------------------------
                                             Terry L. Hall
                                             Vice President of Finance and
                                              Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                    Page
-------                                                    ----

Exhibit 11  Statement of Determination of Common Shares
             and Common Share Equivalents                   13

Exhibit 27  Financial Data Schedule (EDGAR filing only)     14