Form 10-Q
period 1995-12-02
APOGEE ENTERPRISES INC
filed 1996-01-16
CIK 6845

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

                                       OR

                [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended December 2, 1995       Commission File Number 0-6365
                      ----------------                              ------

                             APOGEE ENTERPRISES, INC.
              --------------------------------------------------
              (Exact Name of Registrant as Specified in Charter)

                      Minnesota                       41-0919654
              --------------------------      -------------------------
               (State of Incorporation)         (IRS Employer ID No.)


      7900 Xerxes Avenue South, Suite 1800, Minneapolis, Minnesota  55431
      -------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                 Registrant's Telephone Number  (612) 835-1874
                                                --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES    X     NO
                                          -------     -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                               Outstanding at December 29, 1995
--------------------------------                --------------------------------
Common Stock, $.33-1/3 Par Value                           13,504,618

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               TABLE OF CONTENTS
                     FOR THE QUARTER ENDED DECEMBER 2, 1995

           Description                                                Page
           -----------                                                ----

PART I
------
Item 1.    Financial Statements

           Consolidated Balance Sheets as of December 2, 1995
            and February 25, 1995                                       3

           Consolidated Results of Operations for the
            Three Months and Nine Months Ended
            December 2, 1995 and November 26, 1994                      4

           Consolidated Statements of Cash Flows for
            the Nine Months Ended December 2, 1995 and
            November 26, 1994                                           5

           Notes to Consolidated Financial Statements                   6

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations             7-9

PART II    Other Information
-------

Item 1.    Legal Proceedings                                           11

Item 6.    Exhibits                                                    11

           Exhibit Index                                               12

           Exhibit 11                                                  13

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                              December 2,  February 25,
                                                                 1995          1995
                                                              -----------  ------------
ASSETS

Current assets
  Cash and cash equivalents (including restricted funds of
    $208 and $885, respectively)                                 $  8,312      $  2,894
  Receivables, net of allowance for doubtful accounts             170,050       165,099
  Inventories                                                      53,186        54,559
  Costs and earnings in excess of billings on uncompleted
    contracts                                                      26,750        19,606
  Deferred tax assets                                              11,284        10,384
  Other current assets                                              2,627         4,278
                                                                 --------      --------
    Total current assets                                          272,209       256,820
                                                                 --------      --------

Property, plant and equipment, net                                 74,434        75,028

Investments in and advances to
  affiliated companies                                             16,914        15,016
Intangible assets, at cost less
  accumulated amortization                                          8,457         8,383
Deferred tax assets                                                 5,982         5,082
Other assets                                                        2,543         1,599
                                                                 --------      --------
    Total assets                                                 $380,539      $361,928
                                                                 ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                               $ 49,630      $ 53,793
  Accrued expenses                                                 50,110        41,168
  Billings in excess of costs and earnings
    on uncompleted contracts                                       18,990        17,717
  Accrued income taxes                                              9,902        10,454
  Notes payable                                                    12,550         7,065
  Current installments of long-term debt                            5,369         5,522
                                                                 --------      --------
    Total current liabilities                                     146,551       135,719
                                                                 --------      --------

Long-term debt                                                     75,439        80,566

Other long-term liabilities                                        20,296        21,014
Minority interest                                                   1,787             -
Shareholders' equity
  Common stock, $.33-1/3 par value;
    authorized 50,000,000 shares; issued
    and outstanding 13,505,000 and
    13,443,000 shares, respectively                                 4,501         4,481
  Additional paid-in capital                                       20,315        19,345
  Retained earnings                                               111,650       100,803
                                                                 --------      --------
    Total shareholders' equity                                    136,466       124,629
                                                                 --------      --------
    Total liabilities and shareholders' equity                   $380,539      $361,928
                                                                 ========      ========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                     DECEMBER 2, 1995 AND NOVEMBER 26, 1994
           (Thousands of Dollars Except Share and Per Share Amounts)

                                 Three Months Ended            Nine Months Ended
                             --------------------------    --------------------------
                             December 2,   November 26,    December 2,   November 26,
                                1995           1994           1995           1994
                             -----------   ------------    -----------   ------------
Net sales                    $   215,487    $   186,253    $   656,705    $   551,151

Cost of sales                    187,223        160,049        564,692        470,319
                             -----------    -----------    -----------    -----------

    Gross profit                  28,264         26,204         92,013         80,832

Selling, general and
  administrative expenses         20,027         19,831         65,280         62,266
                             -----------    -----------    -----------    -----------

    Operating income               8,237          6,373         26,733         18,566

Interest expense, net              1,145          1,134          4,608          2,517
Other income, net                      -              -           (161)             -
                             -----------    -----------    -----------    -----------
  Earnings before income
    taxes and other items
    below                          7,092          5,239         22,286         16,049

Income taxes                       2,509          1,823          8,207          6,335
Equity in net earnings of
  affiliated companies              (305)          (153)          (156)          (624)

Minority interest                   (284)          (194)           (64)          (319)
                             -----------    -----------    -----------    -----------

    Net earnings             $     5,172    $     3,763    $    14,299    $    10,657
                             -----------    -----------    -----------    -----------

Earnings per share           $       .38    $       .28    $     1 .05    $       .79
                             ===========    ===========    ===========    ===========

Weighted average number of
  common shares and common
  share equivalents
  outstanding                 13,599,000     13,587,000     13,620,000     13,470,000
                             ===========    ===========    ===========    ===========
Cash dividends per common
  share                      $      .085    $      .080    $      .245    $      .230
                             ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED DECEMBER 2, 1995 AND NOVEMBER 26, 1994
                             (Thousands of Dollars)

                                                                       1995          1994
                                                                     --------      --------
OPERATING ACTIVITIES
Net earnings                                                         $ 14,299      $ 10,657
Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                      12,615        11,446
    Provision for losses on accounts receivable                           421           797
    Noncurrent deferred income taxes                                   (1,800)         (900)
    Gain on sale of Nanik Window Covering Group                        (4,709)            -
    Equity in net earnings of affiliated companies                       (156)         (624)
    Minority interest in net earnings                                     (64)         (319)
    Other, net                                                         (1,172)          375

   Changes in operating assets and liabilities,
     net of effect of acquisitions:
       Receivables                                                     (8,336)       (2,132)
       Inventories                                                     (3,223)       (8,493)
       Costs and earnings in excess of billings on
         uncompleted contracts                                         (7,144)       (3,362)
       Other current assets                                             1,506           649
       Accounts payable and accrued expenses                            4,018       (14,826)
       Billings in excess of costs and earnings
         on uncompleted contracts                                       1,273         4,176
       Accrued and current deferred tax assets                           (552)        2,179
       Other long-term liabilities                                        709         1,579
                                                                     --------      --------
         Net cash provided by operating activities                      7,685         1,202
                                                                     --------      --------
INVESTING ACTIVITIES
Capital expenditures                                                  (16,677)      (17,746)
Acquisition of businesses, net of cash acquired                          (446)         (272)
Investments in and advances to affiliated companies                    (1,318)        1,057
Proceeds from sale of Nanik Window Coverings Group                     18,250             -
Other, net                                                                248          (143)
                                                                     --------      --------
         Net cash provided (used in) investing activities                  57       (17,104)
                                                                     --------      --------
FINANCING ACTIVITIES
Increase in notes payable                                               5,485       (23,850)
Payments on long-term debt                                             (5,280)       (4,051)
Proceeds from issuance of long-term debt                                    -        40,645
Proceeds from issuance of common stock                                  1,015         1,508
Repurchase and retirement of common stock                                (240)            -
Dividends paid                                                         (3,304)       (3,079)
                                                                     --------      --------
         Net cash (used in) provided by financing
           activities                                                  (2,324)       11,173
                                                                     --------      --------
Increase (decrease) in cash                                             5,418        (4,729)
Cash and cash equivalents at beginning of period                        2,894        10,824
                                                                     --------      --------
Cash and cash equivalents at end of period                           $  8,312      $  6,095
                                                                     ========      ========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

    Principles of Consolidation

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 2, 1995 and February 25, 1995, and the results of operations for the three months and nine months ended December 2, 1995 and November 26, 1994 and cash flows for the nine months ended December 2, 1995 and November 26, 1994.

    The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes.

    The results of operations for the nine-month period ended December 2, 1995 and November 26, 1994 are not necessarily indicative of the results to be expected for the full year.

    Accounting period
    -----------------

    The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November. The first quarter of fiscal 1996 consisted of 14 weeks, while the first quarter of fiscal 1995 had 13 weeks. Consequently, Fiscal 1996 is a fifty-three week year while 1995 is a fifty-two week year.

2.  Inventories

    Inventories consist of the following:

                                    December 2,  February 25,
                                       1995          1995
                                    -----------  ------------

    Raw materials and supplies        $13,725       $14,802
    In process                          2,464         3,232
    Finished goods                     36,997        36,525
                                      -------       -------

                                      $53,186       $54,559
                                      =======       =======

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


SALES AND EARNINGS
------------------

Earnings for the third quarter rose 37 percent to $5.2 million, or 38 cents per share, from $3.8 million, or 28 cents per share, a year earlier. Sales for the period rose 16 percent to $215.5 million, up from $186.3 million a year ago. Year-to-date earnings and sales climbed 33 percent and 19 percent, respectively. Earnings per share grew to $1.05, compared to 79 cents a year ago.

The following table presents the percentage change in sales and operating income for the Company's two segments and on a consolidated basis, for three and nine months when compared to the corresponding periods a year ago.

                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                         ------------------                  ----------------
                                    DEC. 2,    NOV. 26,      %          DEC. 2,    NOV. 26,      %
                                     1995        1994      CHANGE        1995        1994      CHANGE
                                  ---------------------------------   ---------------------------------
  SALES
  Building products & Services      152,713     125,750        21       446,399     357,628        25
  Automotive glass                   62,774      60,503         4       210,306     193,523         9
                                  ---------------------------------   ---------------------------------
  Total                             215,487     186,253        16       656,705     551,151        19
                                  =================================   =================================

  OPERATING INCOME
  Building products & Services        4,554       1,844       147         9,218       1,822       406
  Automotive glass                    3,343       3,368        -1        17,006      17,328        -2
  Corporate and other                   340       1,161        NM           509        -584        NM
                                  ---------------------------------   ---------------------------------
  Total                               8,237       6,373        29        26,733      18,566        44
                                  =================================   =================================

Building Products & Services (BPS)
----------------------------------

Despite the absence of the Nanik Window Coverings Group, which was sold during the second quarter, BPS reported sharply higher sales and improved operating income. The sales increase reflected substantial revenue growth at Harmon Contract, the segment's curtainwall subcontractor and another record sales performance by Viracon, the segment's architectural glass fabricator. Operating income more than doubled from the figure earned in the year ago quarter.
Viracon was the key driver of the improved earnings, leveraging its record sales into strong profits. The segment's Harmon Contract and Wausau architectural metals units continued to experience slim margins, with both operations posting small operating losses for the period. Strong order rates at Viracon, the reduction in the number of old, lower margin projects at Harmon Contract and Wausau and continued efforts to reduce costs throughout the segment should allow BPS to report further sales and operating income improvements for the last quarter of the year.

Apogee's consolidated backlog stood at $363 million on December 2, 1995, down 5% from the $381 million reported at the end of last year's third quarter, but was only slightly under the February 1995 year end total of $366 million. More disciplined project selection, focusing on jobs with stronger margins, has contributed to the slightly lower order rate.

Automotive Glass (AG)
---------------------

AG's revenues rose modestly in the third quarter, while operating income was essentially flat compared to a year ago. Demand for automotive replacement glass continued to be soft, with U.S. unit sales well below last year. The lower unit movement coincided with very competitive pricing. The segment reported earnings nearly equal with a year ago by increasing market share, limiting the impact of thinning margins and higher costs associated with information systems and marketing programs initiatives.

For the first nine months of the year, the segment has opened 4 wholesale depots and 17 retail stores, while closing 7 locations, bringing the quarter-end total to 266 retail units and 57 depots. Expansion opportunities continued to be actively explored.

During November, AG's Curvlite operation, a manufacturer of automotive windshields and other transportation glass, broke ground on the National Distribution Center (NDC). The NDC is a wholesale distribution facility designed to improve inventory management for retail and wholesale units throughout the company as well as expand the units product offerings to outside customers. Total building and equipment costs are approximated at $5 million.

Viratec Thin Films
------------------

Viratec Thin Films (Viratec), a 50%-owned optical-grade glass coating joint venture, reported solid revenue and operating income gains for the period. Sales of Viratec's coated flat glass for anti-glare computer screens remained robust. The unit made improvements in the direct coating of cathode ray tubes during the period, helping to generate the positive earnings gains noted above. Although Viratec's backlog dropped from the prior quarter's level, order rates remained solid with the December 2, 1995 backlog standing at $14.1 million, 5% ahead of a year ago.

Consolidated
------------

The following table compares quarterly results with year ago results, as a percentage of sales, for each caption.

                                           Three Months         Nine Months
                                              Ended                Ended
                                        -------------------   -----------------
                                          Dec. 2,  Nov. 26,   Dec. 2,  Nov. 26,
                                           1995      1994      1995      1994
                                        -------------------   -----------------
     Net sales                             100.0    100.0      100.0     100.0

     Cost of sales                          86.9     85.9       86.0      85.3
                                           -----    -----      -----     -----

       Gross profit                         13.1     14.1       14.0      14.7

     Selling, general and
      administrative expenses                9.3     10.6        9.9      11.3
                                           -----    -----      -----     -----
       Operating income                      3.8      3.4        4.1       3.4

     Interest expense, net                   0.5      0.6        0.7       0.5

     Other income, net                         -        -          -         -
                                           -----    -----      -----     -----
       Earnings before income taxes
        and other items below                3.3      2.8        3.4       2.9

     Income taxes                            1.2      1.0        1.2       1.1

     Equity in net earnings of
      affiliated companies                  (0.1)    (0.1)         -      (0.1)

     Minority interest                      (0.1)    (0.1)         -      (0.1)
                                           -----    -----      -----     -----

       Net earnings                          2.4      2.0        2.2       1.9
                                           =====    =====      =====     =====

     Income tax rate                        35.4%    34.8%      36.8%     39.5%
                                           =====    =====      =====     =====

For the three and nine months ended December 2, 1995, gross profit, as a percentage of net sales, declined due to more competitive pricing at AG and a shift in revenue mix towards BPS, which has lower margins than AG. Selling, general and administrative expenses (SG & A) rose only marginally for the quarter, reflecting the benefits of cost reduction efforts and the absence of the sold Nanik group. SG & A fell as a percentage of sales as expenses have risen at a rate well short of the Company's sales growth.

Year-to-date net interest expense rose due to higher borrowing levels during the first half of the fiscal year, but dropped slightly for the quarter as borrowing levels were lower during the quarter. The income tax rate was down sharply compared to a year ago as our year-to-date rate was lowered slightly to 36.8%. The lower rate was partially due to higher export sales which are not fully taxable for Federal income tax purposes.


Liquidity and Capital Resources
-------------------------------

The November balance sheet and the statement of cash flows reflect the working capital needs associated with the higher sales levels. Accounts receivable have risen 3% from the beginning of the year compared to nine-month sales growth of 19%. Inventory levels are slightly under the previous year end levels largely due to the absence of the Nanik Window Coverings group. Costs in excess of billings and earnings on uncompleted contracts and Billings in excess of costs and earnings rose with Harmon Contract's higher level of construction activity.

Additions to property, plant and equipment totaled $16.7 million for the first nine months of the fiscal year. Major components of these additions included expenditures for information and communications systems throughout the Company, most notably at AG.

During the quarter, the company raised its quarterly cash dividend 6%, to 8.5 cents a share.

                                    PART II

                               OTHER INFORMATION


ITEM 1. Legal Proceedings
-------------------------

Apogee Enterprises, Inc. and W.S.A., Inc., d/b/a Viracon, are defendants in a lawsuit entitled Marvin Lumber & Cedar Company v. Apogee Enterprises, Inc.; W.S.A., Inc., d/b/a Viracon; Marcon Coating, Inc.; and Viratec Thin Films, Inc., filed on November 3, 1995 in Rice County District Court, Third Judicial District, State of Minnesota. Viracon and Marvin are each 50% shareholders in Marcon and Viratec Thin Films is a wholly-owned subsidiary of Marcon. Marvin alleges in its complaint that the boards of Marcon and Viratec are deadlocked and that Marvin is entitled to court ordered relief, including dissolution or a judicially-ordered buy out of Marvin's interest in Marcon and Viratec by Apogee and Viracon. Marvin also is seeking damages based on Apogee and Viracon's management of Marcon and Viratec. Apogee and Viracon have filed an answer agreeing that the boards are deadlocked, but denying all claims by Marvin, and have counterclaimed against Marvin seeking a judicially-ordered buy out by Apogee and Viracon of Marvin's interest in Marcon and Viratec at a fair price to be judicially determined. The Company is unable to predict the outcome of the litigation at this point but does not currently believe the results would be materially adverse to the Company.


ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

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


                                    APOGEE ENTERPRISES, INC.


Date:   January 15, 1996            Donald W. Goldfus
      --------------------          -----------------------------------
                                    Donald W. Goldfus
                                    Chairman of the Board and
                                     Chief Executive Officer


Date:   January 15, 1996            Terry L. Hall
      --------------------          -----------------------------------
                                    Terry L. Hall
                                    Vice President of Finance and Chief
                                    Financial Officer

                                 EXHIBIT INDEX


     Exhibit                                                        Page
     -------                                                        ----

     Exhibit 11   Statement of Determination of Common Shares
                   and Common Share Equivalents                      13

     Exhibit 27   Financial Data Schedule (EDGAR filing only)        14