Form 10-K
period 1996-03-02
APOGEE ENTERPRISES INC
filed 1996-05-31
CIK 6845

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 2, 1996
                                              -------------

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number 0-6365

                           APOGEE ENTERPRISES, INC.
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Minnesota                                     41-0919654
- --------------------------------           -----------------------------------
(State or other jurisdiction of            IRS Employer Identification Number
 incorporation or organization)


 7900 Xerxes Avenue South - Suite 1800
        Minneapolis, Minnesota                                  55431
- ----------------------------------------                  --------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:       (612) 835-1874
                                                     -------------------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock $.33-1/3 Par Value
- ------------------------------------------------------------------------------
                                Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No    .
                                              ---     ---

     The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 1996 was $275,304,192. The number of shares outstanding of the Registrant's Common Stock at March 31, 1996 was 13,528,942.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held June 18, 1996.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K     .
           ---

                            APOGEE ENTERPRISES, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                        For the year ended March 2, 1996

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

PART II
- -------

 Item 5.           Market for the Registrant's
                   Common Equity and Related
                   Stockholder Matters                                      9

 Item 6.           Selected Financial Data                                 10

 Item 7.           Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                               12

 Item 8.           Financial Statements and
                   Supplementary Data                                      17

 Item 9.           Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure                                    18

PART III
- --------

 Item 10.          Directors and Executive Officers
                   of the Registrant                                       18

 Item 11.          Executive Compensation                                  18

 Item 12.          Security Ownership of Certain
                   Beneficial Owners and Management                        18

 Item 13.          Certain Relationships and
                   Related Transactions                                    18
PART IV
- -------

 Item 14.          Exhibits, Financial Statement
                   Schedules and Reports on Form 8-K                       18

                   Index of Financial Statements and Schedules            F-1


                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

The Company
- -----------

 Apogee Enterprises, Inc. is a holding company incorporated under the laws of the State of Minnesota in 1949. The Company, through its operating subsidiaries, is primarily engaged in the fabrication, distribution and installation of value-added glass products and window and curtainwall systems. Almost two-thirds of the Company's revenues are generated from the nonresidential construction market with the other one-third is coming from operations serving the auto glass market. Three business segments comprise Apogee's operations: Building Products & Services (BPS) serves certain sectors of the commercial and institutional, detention and security building markets. Glass Technologies (GT) serves the construction and imaging and display markets. Automotive Glass (AG) serves the automotive glass replacement market. Financial information about the Company's segments can be found at Note 17 to the consolidated financial statements of Apogee Enterprises, Inc. contained in a separate section of this report. See "Index of Financial Statements and Schedules"

 Unless the context otherwise requires, the terms "Company" and "Apogee" as used herein refer to Apogee Enterprises, Inc. and its subsidiaries.

Building Products & Services
- ----------------------------

 The Company's Building Products & Services segment operates principally in the design, engineering and installation of custom and standard curtainwall and window systems for commercial, institutional as well as specialized and detention and security building products and services. BPS operating units include our detention and security companies (Norment and affiliates), our full service glazing units, our global new construction curtainwall contractor (Harmon Contract) and our metal fabricating and finishing businesses (Wausau Architectural Products).

 BPS's detention and security units design, manufacture and install complex windows, doors and monitoring systems, for high-security buildings such as prisons, jails, convenience stores, hospitals, schools and other governmental facilities. BPS competes in the detention and security market through its Norment operating unit which is a leader in the design, manufacture and installation of institutional and governmental security and detention systems. BPS also includes Airteq, which assembles pneumatic locks used in Norment's and other detention and security systems.

 BPS also has seven Harmon full service operations located around the country. These centers offer complete replacement or glazing services for commercial and other buildings. In addition, the full service units offer 24-hour replacement service for storm or vandalism damage. In-house engineering capabilities allow the units to duplicate the original design or create a completely new appearance for renovated buildings.

 BPS's Harmon Contract unit is one of the world's largest designers and installers of curtainwall and window systems for nonresidential construction. It has six offices throughout the United States as well as five in Europe and Asia. BPS acquired a majority interest in Harmon Europe S.A., in fiscal 1994, a French company engaged in both the manufacture and installation of curtainwall. This office, in addition to the other European and Asian offices, has given the division a stronger presence in overseas markets. All of the offices typically design, assemble and install a building's exterior skin. The enclosure usually consists of a metal framing system which is glazed (filled) with glass in the vision areas and opaque glass or panels in the non-vision (spandrel) areas. Panels are usually made from aluminum, precast concrete or natural stone. The segment procures its materials from a number of independent fabricators, including the BPS's architectural metals units and Glass Technology's architectural glass unit. Harmon Contract also serves as a stone subcontractor, setting stone on both the exterior and interior of buildings.

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

 The Wausau Architectural Products units of BPS designs and manufactures high-quality, thermally-efficient aluminum window and curtainwall systems under the "Wausau Metals and Milco" trade names. These products meet high standards of wind load capacity and resistance to air and moisture seepage. Wausau's aluminum window frame designs are engineered to be thermally efficient, utilizing high-strength polyurethane to limit the transfer of heat or cold through the window frame. Products are marketed through a nationwide network of distributors and a direct sales staff. Sales are made to building contractors, including Harmon Contract, for new construction and to building owners for retrofitting older buildings. Wausau Metals maintains design and product engineering staffs to prepare aluminum window and curtainwall system designs to fit customers' needs and to originate new product designs. Wausau Metals occasionally joins Harmon Contract in pursuing certain projects, as many architects and general contractors prefer to work with an experienced curtainwall subcontractor and manufacturer team.

 Operating under the "Linetec" name, the architectural products unit also has two metal coating facilities which provide anodized and fluoropolymer coatings to metal. Anodizing is the electrolytic process of putting a protective, often colored, oxide film on light metal, typically aluminum. Fluoropolymer coatings are high quality paints which are sometimes preferred over anodizing because of the wide color selection. Coatings are applied to window and curtainwall components for the Company, as well as other companies' architectural and industrial aluminum products.

Glass Technologies
- ------------------

 The businesses of our Glass Technologies segment add value to ordinary glass through fabrication of high-technology coatings products which provide strength, energy efficiency in high-rise structures and optical clarity for mirrors, glare filter screens and picture frame glass. The operating units in this segment include Viracon our architectural glass unit, Tru Vue, our picture framing glass unit and our two coating units, Marcon Coatings (Marcon) and Viratec Thin Films (Viratec), which were 50%-owned joint ventures through fiscal 1996.

 Viracon, our architectural glass unit, fabricates finished glass products and provides glass coating services, primarily under the "Viracon" and "Marcon Coatings" names. These operating units purchase flat, unprocessed glass in bulk quantities from which a variety of glass products are fabricated, including insulated and laminated architectural glass; security glass and laminated industrial glass.

 Laminated glass consists of two or more pieces of glass fused with a plastic interlayer and is used primarily for strength and safety in skylights and in security applications. Sales of laminated safety glass products have increased with the adoption of federal and state safety glazing standards. Insulating glass, comprised of two or more pieces of glass separated by a sealed air space, is used in architectural and residential applications for thermal control.

 The Viracon unit is able to fabricate all types of architectural glass (insulating, laminated and combinations of both) at its Owatonna, Minnesota complex. Combined with the adjacent Marcon glass coating capabilities, the segment is able to provide a full range of products from a central location. It markets its products nationally and overseas to glass distributors, glazing contractors (including Harmon Contract) and industrial glass fabricators. A substantial portion of its glass products is delivered to customers by Viracon's fleet of company-owned trucks, providing "backhaul" capability for its raw materials, thereby reducing shipping time, transportation costs and breakage expense.

 Marcon provides glass coating services to Viracon, as well as outside customers. Marcon's reflective and low-emissivity coatings reduce energy costs and provide innovative design features for window and curtainwall systems. Low-emissivity coatings are an invisible, metallic film deposited on glass which selectively limits the transfer of heat through the glass. Low-emissivity coated glass represents a fast-growing segment of both residential and nonresidential glass markets.

 Viratec develops advanced, optical-display and imaging coatings for glass and other surfaces. These products are used in aftermarket anti-glare computer screens, high-quality optical components and high performance mirror products for the imaging industry. Viratec markets optical display and imaging products to both domestic and overseas customers. These customers provide further assembly, marketing and distribution to end users. Through fiscal 1996, the Company accounted for its investment in Marcon and Viratec using the equity method. Information about the Company's ownership and investment in Marcon and Viratec is further described in Note 10 to the consolidated financial statements of Apogee Enterprises, Inc. contained in a separate section of this report. See "Index of Financial Statements and Schedules"

 Tru Vue is one of the largest domestic manufacturers of picture framing glass. Tru Vue provides its customers with a full array of picture framing glass products, including clear, reflection control, which diminishes reflection, and conservation glass, which blocks ultraviolet rays. Tru Vue is also a manufacturer of conservation picture framing matboard, which complements the unit's glass product offerings. The products are distributed primarily through independent distributors which, in turn, supply local picture framing markets.

Automotive Glass
- ----------------

 The Automotive Glass (AG) segment is engaged in the automotive replacement glass business through its Harmon Glass service centers (retail), Glass Depot wholesale distribution centers (wholesale) and Curvlite fabrication center.

 Harmon Glass operates automotive glass service centers in 36 states. The centers replace and repair auto glass on the premises and also provide mobile installation service. Primary customers include insurance companies (on behalf of their insured clients), fleet owners and car owners. The service centers also carry limited inventories of flat glass, which are sold at retail for such purposes as home window repair and table tops. Some automotive accessories are also sold and installed at certain service centers. Quality service is emphasized in all service centers. The Company believes Harmon Glass is the third-largest auto glass retailer in the United States. The unit also operates a centralized service for handling auto glass claims under the name "National Call Center" (Center). The Center, on behalf of its insurance company and fleet customers, handles replacement glass claims made by policyholders or fleet owners. Calls are placed through a toll-free number to the Center located in Orlando, Florida. Customer service agents arrange for the prompt replacement or repair of auto glass by either a Harmon Glass service center or an affiliated shop member of the Center's network and begins the process of filing the claim electronically with the applicable insurance company. The Center subcontracts for replacement and repair services with over 3,300 auto glass stores nationwide. The unit seeks to maximize the electronic exchange of information, which reduces claim costs and eliminates errors. This type of service is a fast-growing segment for the segment.

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

 Curvlite fabricates replacement windshields for foreign and domestic automobiles and laminated glass parts for the transportation industry. It fabricates approximately 800 types of replacement windshields which are marketed nationally to distributors and glass shops, including the Glass Depot distribution centers. Curvlite seeks to offer a broad selection of windshields by promptly adding new windshields as new models are introduced.

 In fiscal 1996, the AG segment acquired or opened 7 new distribution centers and 8 service centers, bringing its year-end total to 60 and 264 respectively. The segment continues to evaluate opportunities to expand both its retail and wholesale auto glass segments, while closely monitoring existing units' profitability.

 Under a franchise agreement with Midas International Corporation, the segment operates eight Midas Muffler locations in Minnesota, South Dakota, North Dakota and Wisconsin.


Competition
- -----------

 All segments of the Company's business are fairly mature and are highly competitive. The curtainwall subcontractor business is primarily price competitive, although Harmon Contract's reputation for quality engineering and service is an important factor in receiving invitations to bid on large complex projects. The Wausau Architectural Products group competes against several major aluminum window manufacturers. Wausau Metals primarily serves the custom portion of this market in which the primary competitive factors are product quality, reliable service and the ability to provide technical engineering and design services. The Glass Technologies segment competes with several large integrated glass manufacturers and numerous smaller specialty fabricators. Product pricing and service are the primary competitive factors in this market. The Auto Glass units compete with other auto glass shops, glass distributor warehouses, car dealers, body shops and fabrication facilities on the basis of pricing and customer service. Its competition consists of national and regional chains as well as significant local competition.

Markets
- -------

 BPS serves the domestic and international nonresidential construction market, which tends to be cyclical and has been on a slow recovery, both in terms of dollars and square feet of new contract awards. This market was hard hit due to the overbuilding in past years, tax law changes, tightening credit standards, business restructurings and other factors. The resulting contraction in demand for building materials and construction services has intensified competition, squeezed profit margins and contributed to some business failures in the market sectors served by the Company. In response to these circumstances, BPS has consolidated manufacturing facilities, closed offices and reduced personnel and discretionary expenses. It has also redirected its marketing focus to sectors with relative strength, including remodeling, institutional (including detention and security) and international markets.

GT services the architectural glass, computer, optical imaging and picture framing glass markets in which coated glass is becoming the industry standard. These markets are very competitive, highly responsive to new products and can be price sensitive. GT is believed to possess the world's largest coating capacity for glass and to be a leading global fabricator of high-performance architectural glass. Its one location capabilities allows the segment to meet customer needs and react quickly to market demands while improving margins and developing new products.

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

Trademarks and Patents
- ----------------------

 The Company has several nationally recognized trademarks and trade names which it believes have significant value in the marketing of its products. Harmon Glass(R), Harmon Contract(R), Norment(R), Airteq(R), Viratec(R), Tru Vue(R), The Glass Depot(R), and Linetec(R) are registered trademarks of the Company. Viratec Thin Films has obtained several patents pertaining to its glass coating methods. However, no single patent is considered to be materially important to the Company.

Foreign Operations and Export Sales
- -----------------------------------

 BPS has sales offices in Europe and Asia. Sales for those offices were approximately $114,305,000, $66,580,000 and $65,021,000 for the years ended
March 2, 1996, February 25, 1995 and February 26, 1994, respectively. Operating losses for 1996, 1995 and 1994, were $1,983,000, $6,575,000 and $887,000, respectively. At March 2, 1996, February 25, 1995 and February 26, 1994, the identifiable assets of foreign operations totaled $58,753,000, $41,880,000 and $31,786,000, respectively. At March 2, 1996, the backlog of work for European and Asian projects was $133 million. In addition, during the years ended March 2, 1996, February 25, 1995 and February 26, 1994, the Company's export sales, principally from GT operations, amounted to approximately $38,348,000, $30,241,000 and $27,643,000, respectively.

Employees
- ---------

 The Company employed 6,163 persons at March 2, 1996, of whom 1,225 were represented by labor unions. The Company is a party to 88 collective bargaining agreements with several different unions. Fifty-two (52) of the collective bargaining agreements will expire during fiscal 1997. The number of collective bargaining agreements to which the Company is a party will vary with the number of cities with active nonresidential construction contracts. The Company considers its employee relations to be very good and has not recently experienced any significant loss of work days due to strike.

Backlog
- -------
 The backlog of orders is significant in the Company's construction-related BPS segment. At March 2, 1996, the Company's total backlog of orders considered to be firm was $405,000,000, compared with $366,000,000 at February 25, 1995.
Approximately $73,000,000 is not expected to be reflected as revenue in fiscal 1997.

ITEM 2.  PROPERTIES
         ----------

 The following table lists, by division, the Company's major facilities, the general use of the facility and whether it is owned or leased by the Company.

Facility                            Location               Owned/Leased     Function
- --------                            --------               ------------     --------

Building Products & Services
- ----------------------------

Harmon Contract headquarters        Minneapolis, MN        Leased           Administrative
Norment                             Montgomery, AL         Owned            Mfg./Admin.
Harmon CFEM -- Sitraco              Pinon, France          Owned            Mfg.
Harmon CFEM -- Facalu               Epernon, France        Owned            Mfg.
Wausau Metals                       Wausau, WI             Owned            Mfg./Admin.
Wausau Metals - Plant II            Wausau, WI             Owned            Mfg.
Linetec (Painting)                  Wausau, WI             Owned            Mfg./Admin.
Linetec (Anodizing)                 Wausau, WI             Owned            Mfg.

Glass Technologies
- ------------------

Viracon                             Owatonna, MN           Owned            Mfg./Admin.
Tru Vue                             Chicago, IL            Owned            Mfg./Admin.
Marcon Coatings, Inc. (1)           Owatonna, MN           Owned            Mfg./Admin.
Viratec Thin Films (1)              Faribault, MN          Owned            Mfg./Admin.

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

Other
- -----

Apogee Corporate Office             Minneapolis, MN        Leased           Administrative

(1) 50% owned joint ventures through fiscal 1996.

 The Building Products & Services segment 12 sales offices, 7 glazing service centers and 8 fabrication facilities generally located in major metropolitan areas in the United States, Europe and Asia, virtually all of which are leased.

 The Glass Technologies segment has four fabrication facilities located in the Midwest.

 The Automotive Glass segment has 324 retail service and distribution centers located nationally and eight Midas Muffler franchises located in the Midwest, the majority of which are leased.

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

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

Apogee has been party to joint venture agreements with a 50% partner, Marvin Lumber & Cedar Company (JV partner), forming Marcon Coatings, Inc. and its subsidiary, Viratec Thin Films, Inc. (Marcon/Viratec). Marcon/Viratec operates glass coating facilities. Our 50% ownership investment in Marcon/Viratec was accounted for using the equity method.

In November 1995, the JV Partner commenced litigation in the Third Judicial District Court of Rice County pursuant to Minn. Stat. (S)302A.751 against Apogee alleging claims for damages and seeking to have the Court order Apogee to sell its 50% interest in the joint venture to the JV Partner. Apogee filed counterclaims seeking to have the JV Partner's 50% interest sold to Apogee, and in March 1996, the Court ordered the JV Partner to sell the share of stock representing its 50% interest in Marcon/Viratec to Apogee upon payment by Apogee of fair value for these shares as determined by the Court. The JV Partner's rights and status as shareholder and directors were terminated as of the effective date of the order and the fair value for the share is to be determined by the Court after further proceedings. The Court has not yet scheduled a trial or hearing to determine fair value.

At a hearing on April 23, 1996, the Court ordered Apogee to post a bond or letter of credit in the amount of $50 million, or to pay the JV Partner $25 million and agree to set aside an additional $25 million, as security for the ultimate payment of the purchase price for the JV Partner's shares. The amount of such a bond or other means is intended as security and is not intended to reflect the Court's view on what is fair value for the shares. The JV Partner's claims against Apogee for damages are still pending and the Court also is considering a motion brought by the JV Partner to add a claim for punitive damages.

In addition to the above matter, Apogee is party to various legal proceedings incidental to our normal operating activities. In particular, like others in the construction industry, our construction business, is routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages. Although it is impossible to predict the outcome of such proceedings, we believe, based on facts currently available to us, that none of such claims will result in losses that would have a material adverse effect on our financial condition.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

 None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

     NAME                    AGE         POSITION
     ----                    ---         --------

     Donald W. Goldfus        62         Chairman of the Board of Directors,
                                         Chief Executive Officer and President

     Richard Gould            56         Senior Vice President

     James L. Martineau       55         Vice President

     Terry L. Hall            42         Vice President Finance and
                                         Chief Financial Officer

     William G. Gardner       50         Treasurer and Secretary

 Executive officers are elected annually by the Board of Directors and serve for a one-year period. With the exception of Richard Gould, who has an employment contract with the Company that covers the period through 2000, no other officers have employment contracts with the Company. None of the executive officers or directors of the Company are related.

 All of the above named executive officers have been employees of the Company for more than the last five years with the exception of Mr. Gould who joined the Company in May 1994 and Mr. Hall who joined the Company in April 1995. Prior to joining the Company, Mr. Gould was president of Gould Associates, a strategic management consulting firm to a wide range of companies. Prior to joining the Company, Mr. Hall was Chief Financial Officer of Tyco International from 1993 to 1995 and Vice President and Treasurer of United Airlines from 1990 to 1993.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
    MATTERS
    -------

 Apogee common stock is traded in the National Market System of the NASDAQ over-the-counter market, under the ticker symbol APOG. Stock price quotations are printed daily in major newspapers. During the fiscal year ended March 2, 1996, the average trading volume of Apogee common stock was 887,870 shares per month, according to NASDAQ.

 As of March 31, 1996, there were 13,528,942 shares of common stock outstanding, of which about 7.0 percent were owned by officers and directors of Apogee. At that date, there were approximately 2,039 shareholders of record and 3,270 shareholders for whom securities firms acted as nominees.

 The following chart shows the quarterly range and year-end close of the company's common stock over the past five fiscal years.

          QUARTER         QUARTER        QUARTER         QUARTER       YEAR
             I               II            III              IV          END
        -----------------------------------------------------------------------
1992     12 3/4-18      12 3/4-14 1/2  10 3/4-14 3/8    9 1/2-14       12 1/4
1993     10 1/4-12 3/4   8 1/4-10 3/4   9 3/4-12 1/4    9 3/4-12 1/4   11 5/8
1994     10 1/4-12 1/2  11 1/2-14 1/4  11 1/4-14 1/2   13 1/2-17 3/4   14 1/2
1995     11 1/2-15 1/4  11 3/4-15 3/4  14 3/4-18 1/4   14 3/4-18 1/2   17 1/4
1996     16 1/2-18      14 1/2-18 1/4  14 1/4-15 3/4   13    -19 3/4   19 5/8


 It is Apogee's policy to pay quarterly cash dividends in May, August, November and February. Cash dividends have been paid each quarter since 1974 and have been increased each year since then. The chart below shows quarterly cash dividends per share for the past five years.


        QUARTER     QUARTER     QUARTER     QUARTER
           I           II         III          IV       YEAR
       -----------------------------------------------------
1992      0.065       0.065       0.065       0.065    0.260
1993      0.065       0.065       0.070       0.070    0.270
1994      0.070       0.070       0.075       0.075    0.290
1995      0.075       0.075       0.080       0.080    0.310
1996      0.080       0.080       0.085       0.085    0.330


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------


 The following information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.



                                                1996        1995        1994*       1993        1992
                                                ----        ----        ----        ----        ----
OPERATING RESULTS
Net sales                                $   871,147     756,549     688,233     572,450     596,281
Gross profit                             $   118,523     105,889      83,895      78,201     101,580
Operating income                         $    32,457      24,262       7,058       6,369      19,249
Net earnings                             $    17,835      13,050       3,833       4,514       8,505
Earnings per share                       $      1.31        0.97        0.29        0.34        0.63
Effective tax rate - %                          36.9        40.2        60.9        42.3        39.6


OPERATING RATIOS
Gross margin - %                                13.6        14.0        12.2        13.7        17.0
Operating margin - %                             3.7         3.2         1.0         1.1         3.2
Net margin - %                                   2.0         1.7         0.6         0.8         1.4
Return on
  Average shareholders' equity - %              13.5        10.9         3.4         4.0         7.6
  Average invested capital - %                   7.6         6.7         2.4         3.0         5.7
  Average total assets - %                       4.8         3.9         1.4         1.8         3.4

FUNDS FLOW DATA

Cash flow before changes in
  operating assets and liabilities       $    31,514      27,192      20,470      19,187      31,256
Depreciation and amortization            $    16,528      15,131      15,724      15,110      16,305
Capital expenditures                     $    22,615      24,957      14,046       9,166      12,974
Dividends                                $     4,453       4,155       3,841       3,584       3,505


YEAR-END DATA

Total assets                             $   386,136     361,928     306,188     251,456     249,509
Current assets                           $   258,559     256,820     221,286     169,029     166,376
Current liabilities                      $   142,477     135,719     140,846      99,787     101,011
Working capital                          $   116,081     121,101      80,440      69,242      65,365
   Current ratio                                 1.8         1.9         1.6         1.7         1.6
Long-term debt                           $    79,102      80,566      35,688      28,419      25,267
   % of invested capital                        32.5        35.6        21.6        18.7          17
Shareholders' equity                     $   138,921     124,629     114,063     112,335     113,781
   % of invested capital                        57.0        55.1        69.0        74.1        76.6
Backlog                                  $   404,737     363,751     405,223     322,323     231,949

INVESTMENT INFORMATION
Dividends per share                      $     0.330       0.310       0.290       0.270       0.260
Book value per share                     $     10.28        9.27        8.57        8.53        8.45
Price range during year:
   High                                  $    19 3/4      18 1/2     17  3/4     12  3/4          18
   Low                                   $        13      11 1/2     10  1/4      8  1/4      9  1/2
   Close                                 $    19 5/8      17 1/4     14  1/2     11  5/8     12  1/4
Price/earnings ratio at year-end                  15          18          50          34          19
Dividend yield at year-end - %                   1.7         1.9           2         2.3         2.1
Shares outstanding                        13,517,000  13,443,000  13,312,000  13,177,000  13,461,000
Average monthly trading volume               887,870     806,506     259,450     322,147     693,029



* Fiscal 1994 figures reflect the cumulative effect of a change in accounting for income taxes, which increased net earnings by $525,000, or 4 cents per share.



                                                1991        1990        1989        1988        1987**      1986**
                                                ----        ----        ----        ----        ----        ----
OPERATING RESULTS
Net sales                                $   599,525     589,657     433,740     312,051     279,097     249,570
Gross profit                             $   100,097      93,718      72,214      57,350      48,300      42,189
Operating income                         $    33,267      32,033      24,134      20,211      17,867      17,383
Net earnings                             $    17,017      14,095      13,421      11,615       8,523       8,233
Earnings per share                       $      1.25        1.04        1.00        0.87        0.64        0.62
Effective tax rate - %                          37.1        37.1        38.2        41.8        46.6        47.5

OPERATING RATIOS
Gross margin - %                                16.7        15.9        16.6        18.4        17.3        16.9
Operating margin - %                             5.5         5.4         5.6         6.5         6.4         7.0
Net margin - %                                   2.8         2.4         3.1         3.7         3.1         3.3
Return on
  Average shareholders' equity - %              17.8        15.7        17.2        17.3        14.5        15.9
  Average invested capital - %                  11.4         9.8        11.4        13.2        11.2        11.9
  Average total assets - %                       6.9         6.2         7.6         9.0         7.8         8.5

FUNDS FLOW DATA
Cash flow before changes in
  operating assets and liabilities       $    34,284      31,030      23,145      18,167      13,200      17,227
Depreciation and amortization            $    13,309      12,141       8,987       6,586       4,339       3,601
Capital expenditures                     $    12,798      16,985      23,680      11,311      15,773       7,905
Dividends                                $     3,248       2,693       2,140       1,807       1,516       1,342

YEAR-END DATA
Total assets                             $   250,343     244,103     207,686     143,487     115,738     102,580
Current assets                           $   162,676     154,845     126,881      86,026      68,250      71,823
Current liabilities                      $   102,492      94,948      68,921      47,652      36,199      30,253
Working capital                          $    60,184      59,897      57,960      38,374      32,051      41,570
   Current ratio                                 1.6         1.6         1.8         1.8         1.9         2.3
Long-term debt                           $    29,398      41,366      46,277      17,899      12,136      14,196
   % of invested capital                        19.9        27.7        33.3        18.7        15.3        19.6
Shareholders' equity                     $   109,050      95,754      83,871      72,062      62,561      55,381
   % of invested capital                        73.8        64.2        60.4        75.2        78.7        76.6
Backlog                                  $   245,000     299,810     333,240     228,532     124,161     108,195

INVESTMENT INFORMATION
Dividends per share                      $     0.240       0.200       0.160       0.135       0.112       0.101
Book value per share                     $      8.09        7.11        6.25        5.40        4.68        4.17
Price range during year:
    High                                 $   20  1/8      18 3/4      14 1/4      12 1/4      15 1/8      10 3/4
    Low                                  $   13  1/4          13          10       7 1/2       7 5/8       6 1/8
    Close                                $        18      14 3/4      13 5/8          11      10 3/8    10 13/32
Price/earnings ratio at year-end                  14          14          14          13          16          17
Dividend yield at year-end - %                   1.3         1.4         1.2         1.2         1.1         1.0
Shares outstanding                        13,477,000  13,467,000  13,414,000  13,349,000  13,362,000  13,268,000
Average monthly trading volume               606,341     861,486     720,041     633,493     880,458     473,599


** The per share data for fiscal 1987 and 1986 has been adjusted for the fiscal 1987 stock dividend.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
    AND RESULTS OF OPERATIONS
    -------------------------

FINANCIAL GOALS

Prior to fiscal year 1992, a significant portion of Apogee's operating income was generated by units serving the nonresidential construction market. Specifically, when office building construction activity dropped precipitously in the early 1990's, Apogee's history of steadily growing sales and earnings came to an abrupt halt. In an effort to return to historical earnings growth, we have reexamined the manner in which we direct assets and how we operate our businesses. The results of these efforts have been to begin to reallocate our capital to our more profitable businesses, to set higher return requirements for capital investments, to reduce working capital levels and to raise productivity of our enterprises.

A year ago we stated that our primary goal was to exceed the record earnings achieved in fiscal 1991. We were able to fulfill that goal in fiscal 1996. Going forward, assuming reasonably stable competitive and economic conditions, it is our goal to increase earnings per share at a compounded annual rate of 15% or greater.

In support of the above goal, we have now divided our businesses into three segments that reflect how we view our company while providing a clearer picture of our operations. Our new segmentation is defined as: Building Products & Services (BPS), Glass Technologies (GT) and Auto Glass (AG). Our commitment to the efforts described above is further outlined in the following segment analysis.


PERFORMANCE

FISCAL 1996 COMPARED TO FISCAL 1995
The following table illustrates the relationship between various components of operations, stated as a percent of net sales, for the three years ended March 2, 1996.

                                                                     Percent of Net Sales
                                                             ===================================
                                                                 1996          1995       1994
                                                                 ----          ----       ----
          Net sales.........................................    100.0         100.0      100.0

          Cost of sales.....................................     86.4          86.0       87.8

            Gross profit....................................     13.6          14.0       12.2

          Selling, general and administrative expenses......      9.9          10.8       10.4

          Provision for business restructuring and..........      -            -           0.8
               asset valuation

            Operating income................................      3.7           3.2        1.0

          Interest and other expense, net...................      0.7           0.5        0.4

             Earnings before income taxes and other items...      3.1           2.7        0.6

          Income taxes......................................      1.1           1.1        0.4

          Equity in net earnings of affiliated companies....     (0.1)         (0.1)      (0.3)

          Minority interest.................................     (0.1)         -           0.1

             Net earnings before cumulative effect of
               change in accounting for income taxes........      2.0           1.7        0.5

          Cumulative effect of change in accounting
               for income taxes.............................      -            -           0.1

             Net earnings...................................      2.0           1.7        0.6

Consolidated net sales grew 15% to $871 million in fiscal 1996 as all three segments reported double-digit gains. Our GT segment benefitted from improved volume and firm pricing for its fabricated architectural glass products while our AG segment experienced higher unit volumes at a greater number of locations. AG's sales improvement was somewhat dampened by the continuation of industry pricing pressure. Apogee's BPS segment's sales grew mainly due to higher overseas building activity. Approximately 2% of the consolidated net sales came from an additional week in the 53-week fiscal 1996 compared to a 52-week fiscal 1995.

Overall, cost of sales, as a percent of sales, grew slightly as productivity gains at GT were offset by narrowing margins at our AG segment.

Selling, general and administrative expenses (SG&A) grew 5%, reflecting increased information systems and marketing costs at our AG segment as it worked to expand market coverage and develop new services to meet customers' needs. However, SG&A costs fell sharply as a percentage of sales, due to strong sales gains and cost cutting measures undertaken by all of our operating segments.

Net interest expense rose 38% due to a combination of higher interest rates and higher borrowing levels in the first half of the year necessitated by our working capital needs.

Our effective tax rate dropped to 36.9% from 40.2% in fiscal 1995. The decrease was primarily due to the tax benefits related to higher export sales levels and a decrease in our deferred tax asset valuation allowance.

Equity in net earnings of affiliates dropped slightly as pricing for certain coated products became more competitive in the latter half of the year, and continuing development costs at Viratec Thin Films offset solid earnings from its main product line. Minority interest rose due to a larger loss at Harmon Europe S.A., our 70%-owned French unit.

Consolidated net earnings advanced 37% in fiscal 1996 to $17.8 million or $1.31 a share, from $13.1 million, or $0.97 a share, a year ago. Return on shareholders' equity rose to 13.5% from 10.9% a year earlier.


SEGMENT ANALYSIS

The following information provides a more detailed look at each of our three segments. For a concise five year look at each segment, see "Index of Financial Statements and Schedules" Note 17 Business Segment Information.

BUILDING PRODUCTS & SERVICES (BPS) made substantial progress in fiscal 1996. Revenues grew 16%, primarily due to progress on the Kuala Lumpur City Centre project in Malaysia and higher European revenues. The segment's operating loss fell from prior year's $6.1 million to $2.1 million. Harmon Contract, BPS's domestic and international curtainwall construction unit reduced its loss approximately 60% while the segment's Wausau Architectural Products group reported modest operating income compared to a loss a year earlier, and 17% revenue growth. Both units' improvements were achieved through overhead and operating cost reductions and by newly implemented monitoring systems which allow money-saving decisions to be made earlier in a project's completion cycle. BPS believes the new project management systems and cost saving efforts will allow it to make further improvements in profitability.

The segment's full service glazing group had another solid year generating strong revenues and healthy operating income. BPS's detention and security unit reported lower revenues, but produced a small profit, though notably less than a year ago. However, the unit's year-end backlog was up 53% over a year ago.

In July 1995, BPS sold the Nanik Window Coverings group for $17.6 million. A $4.2 million gain on the sale was included under the caption, "Other expense, net" in the Consolidated Results of Operations. In fiscal 1996, the window coverings group contributed 3% of segment sales and a small operating profit compared to 7% of sales and a $1.4 million operating profit in fiscal 1995.

Apogee ended the fiscal year with a $405 million backlog, up 11% from $364 million at the end of fiscal 1995. BPS's backlog is almost 98% of the total.

Based upon analysis of its backlog, BPS anticipates nominal sales growth in fiscal 1997 due to the increased selectivity of projects taken over the past year. However, better margins are expected as the segment completes its remaining older, lower-margin projects and progresses further with healthier margin projects. Approximately $73 million of the February 1996 backlog will not be reflected as revenue in fiscal 1997.

GLASS TECHNOLOGIES (GT) includes Viracon, our architectural glass fabricator, and Tru Vue, our picture framing glass manufacturer, both previously part of BPS. Marcon Coatings (Marcon), which applies coatings to architectural and residential building glass, and Viratec Thin Films (Viratec), which applies optical-grade coatings to glass and other substrates, are also part of GT. Through fiscal 1996, Apogee's equity in Marcon's and Viratec's net earnings was included in the Consolidated Results of Operations under the caption "Equity in net earnings of affiliated companies."

GT had outstanding results in fiscal 1996, increasing revenues and operating income by 24% and 57%, respectively. Both operations experienced strong demand for products and benefitted from firmer pricing environments. While the segment contributed just 17% of consolidated revenues, it provided 51% of consolidated operating income.

Much of the segment's success was due to our Viracon operation, which ran at near or full capacity for most of the year. In fiscal 1996, Viracon grew revenues and operating income by 27% and 67%, respectively. Additional capacity is planned to be on-line in summer 1996. Viracon's cost structure, along with the expansion, will allow the unit to begin to penetrate the mid-performance architectural glass market, a market which is approximately two times the size of the high-performance architectural glass market, a market Viracon traditionally serves. Tru Vue had similar results, increasing revenue and earnings by 12% and 27%, respectively. The unit was able to achieve the growth through efforts to streamline operations and integrate the two-year old matboard acquisition.

Both Marcon and Viratec increased revenues over the prior year. Marcon had a decline in operating income, as start-up expenses related to a new coater negatively affected earnings. Viratec was able to grow operating income despite pricing pressures for its flat glass operations and developmental costs related to the CaRT line. At March 2, 1996, Viratec's backlog of $8 million was down 43% from the prior year-end.

In November 1995, Apogee's 50% joint venture partner (JV Partner) in Marcon/Viratec commenced litigation against us, alleging claims for damages and seeking to have the Court order Apogee to sell its 50% interest to the JV Partner. Apogee filed counterclaims seeking to have the JV Partner's 50% interest sold to Apogee, and in March 1996, the Court ordered the JV Partner to sell the shares of stock representing its 50% interest in Marcon/Viratec to Apogee upon payment by Apogee of fair value for those shares as determined by the Court. The JV Partner's rights and status as shareholder and directors were terminated as of the effective date of the order and the fair value for the shares is to be determined by the Court after further proceedings. The Court has not yet scheduled a trial or hearing to determine fair value.

At a hearing on April 23, 1996, the Court ordered Apogee to post a bond or letter of credit in the amount of $50 million, or to pay the JV Partner $25 million and agree to set aside an additional $25 million, as security for the ultimate payment of the purchase price for the JV Partner's shares. The amount of such a bond or other means is intended as security and is not intended to reflect the Court's view on what is the fair value for the shares. The JV Partner's claims against Apogee for damages are still pending and the Court also is considering a motion brought by the JV Partner to add a claim for punitive damages.

Apogee anticipates GT will report sales and earnings gains in fiscal 1997 through expanded production capacity and streamlined operations for Viracon and Tru Vue. The Company believes full control of Marcon and Viratec will allow Apogee more strategic and operating flexibility.

AUTO GLASS (AG) had mixed results in fiscal 1996. The segment grew sales 10% during the year despite pricing pressures and lower unit movement in the auto glass industry. Operating income declined 5% due to lower margins and expenses related to investment in improved information systems and marketing programs.

AG, which operates retail stores under the Harmon Glass (Harmon) name and distribution centers under the Glass Depot name, possesses the third-largest share in the auto glass repair and replacement industry.

The segment increased market penetration in fiscal 1996 as Harmon grew by 8 retail locations while Glass Depot added 7 distribution centers. At March 2, 1996, AG had 264 Harmon retail glass stores, 60 Glass Depot locations and 8 Midas Muffler franchises in 36 states.

Insurance companies increasingly rely on auto glass vendors with information systems to expedite claims processing and other administrative efforts related to auto glass replacement and repair. This outsourcing allowed insurance companies to improve customer satisfaction and lower costs. The segment's significant investment in information systems provides Harmon the means to offer comprehensive claims processing and management services to these customers on a nationwide basis. Harmon was able to use this competitive edge to gain market share in fiscal 1996. This market share gain is reflected in Harmon's 7.5% jump in retail same-store sales as contrasted with a 10% drop in overall industry unit movement.

Curvlite, AG's auto glass fabricator, reported increased sales and unit volume in a declining sales price market. However, weaker pricing and costs related to setting up its new product and delivery systems negatively affected operating income. Through the unit's National Distribution Center, a mega-distribution center offering other manufacturers' products as well as its own for both domestic and foreign vehicles, Curvlite was able to offer a more complete product line to its customers. Another new program was AutoGlass Express, a delivery system which allows Curvlite to fill customer's orders on an individual basis more completely and faster than many of its competitors. The unit believes the two new initiatives will give it a competitive edge and help to gain market share.

AG anticipates sales growth to continue as it starts to leverage its information and delivery systems in fiscal 1997. Even with higher sales, it is difficult to project if operating earnings will improve as the full costs of the information systems begin to be realized in fiscal 1997 and industry pricing pressures continue.

FISCAL 1995 COMPARED TO FISCAL 1994

Consolidated net sales rose 10% to $757 million in fiscal 1995, primarily due to strong replacement auto glass markets, robust demand for architectural glass products, and higher detention and security contracting revenues. Our gross margin increased nearly two percentage points as pricing improved slightly for replacement auto glass and architectural glass products. Productivity gains outpaced moderate increases in wages and benefits, including lower medical plan costs. In addition, the margin gains reflected operating improvements by our nonresidential construction and architectural products operations, despite the continuation of depressed margins for those units' markets.

As a percentage of net sales, selling, general and administrative expenses (SG&A) crept slightly higher, but grew substantially in absolute dollars. The majority of the increase resulted from expenditures by our auto glass retail and wholesale businesses for the development of improved information systems to better meet customer needs, as well as for expanded marketing programs related to windshield repair.

Net interest expense rose 51%, due to the combination of higher interest rates and increased borrowing levels required to meet working capital and capital investment needs.

Our effective income tax rate fell substantially, from 60.9% in fiscal 1994, to 40.2% in 1995, as increased domestic earnings were taxed at essentially the statutory rate. The fiscal 1994 rate was unusually high due to an increase in our deferred tax asset valuation.

Equity in net earnings of affiliated companies dropped 67%, to $0.8 million, in fiscal 1995. New product and process development costs at Viratec Thin Films substantially offset strong earnings of the unit's anti-glare screen business. Minority interest differed from a year ago as Harmon Europe S.A. reported a loss in fiscal 1995 compared to net earnings in the prior year.

Fiscal 1995 consolidated net earnings grew 240%, to $13.1 million, or $.97 per share, up from $3.8 million or 29 cents per share a year ago, which included the $525,000, or 4 cents per share, cumulative effect of the change in accounting for income taxes reported in fiscal 1994. Return on average shareholders' equity grew to 10.9%, up from 3.4% a year earlier.

At February 25, 1995, our consolidated backlog was $364 million, down 10% from $405 million twelve months earlier. Decreases in our domestic and Asian construction backlogs exceeded the combined increases in other areas. While our backlog declined, it was expected that recently recorded orders would provide margin improvement. At February 25, 1995, approximately $84 million of the February 1995 backlog was not expected to be reflected as revenue in fiscal 1996.

BUILDING PRODUCTS & SERVICES (BPS) increased revenues 6% in fiscal 1995, to $400 million, and reported a $6.1 million operating loss, a $16.4 million reduction from its loss a year earlier. Within the segment, 24% revenue growth was achieved at the detention and security unit, largely due to fast-track projects entered into early in the year. Harmon Contract reported a 2% decline in domestic revenues, but slashed its operating loss by 85%. With a lower cost structure and improved project management, Harmon worked through much of its narrow-margin backlog, obtained in the intensely competitive pricing environment of 1991-1993.

Harmon Contract's overseas operations recorded flat revenues compared to a year ago, with higher Asian revenues offset by less activity in Europe. Operating results suffered from low-margin projects and overhead growth related to brisk bidding activity in both Europe and Asia. The segment's architectural products group also rebounded sharply. Sales grew 9%, with firmer pricing, beefed-up engineering and better factory utilization, nearly eliminating the prior year's significant operating loss.

Overall, BPS made progress in controlling its costs, with a $2 million reduction in SG&A expenses, the result of restructuring measures taken in fiscal 1994, as well as ongoing cost control measures.

GLASS TECHNOLOGIES (GT) had a 19% gain in revenues and a 32% increase in operating income year over year. High demand and firmer pricing for Viracon's architectural glass products boosted its sales 22%, which led to margin gains and strong profit growth for the unit. Viracon ran at near capacity for most of the year as demand for its products remained strong. GT's picture framing products unit recorded steady sales gains and solid earnings, although behind historical levels.

Marcon Coatings reported healthy sales and earnings growth, as that unit benefitted from rapidly growing Viracon sales. Viratec reported an 8% gain in revenues, while pre-tax earnings were down 74% from last year. Demand for Viratec's coated glass for anti-glare computer screens remained strong, especially in overseas markets, as the European Community adopted stricter safety regulations for limiting computer emissions. Viratec invested heavily in research and development costs during fiscal 1995 to begin limited direct-coating of cathode ray tubes (CRTs), accounting for the reduction in bottom-line results. At February 25, 1995, Viratec's backlog stood at $14.5 million, up 11% from a year earlier.

AUTO GLASS (AG) segment achieved net sales of $249 million, up 12% over a year ago, while reporting operating income of $19.1 million, modestly ahead of fiscal 1994's strong performance. High demand for replacement auto glass, along with share gains in selected markets, helped to boost revenues. Price increases early in the year were somewhat eroded by volume discounts to major customers. Despite the sales increase, operating income for the segment was flat with the prior year, as costs to expand marketing programs and develop state-of-the-art information systems offset gross profit gains.

Both Harmon Glass (retail) and Glass Depot (wholesale) advanced same-location sales by 7%, reflecting overall market growth. The higher volume contributed to gross margin growth, but higher SG&A costs limited the units' operating income gain to 4%. Viracon/Curvlite maintained high factory utilization throughout the year, producing record sales and strong earnings. Windshield unit shipments grew 8%. Also, Curvlite invested in equipment to expand capacity and lower production costs.

During the year, the AG segment acquired or started up 33 retail stores and nine wholesale depots, including a chain of 13 retail stores and one warehouse in the Washington, D.C. area, acquired in January, 1995. This acquisition gave AG a significant position in that attractive East Coast market. The group closed seven retail and one distribution locations during the year, to end the year with 256 retail stores, 53 wholesale depots and 7 Midas Muffler locations.


LIQUIDITY AND CAPITAL RESOURCES


FINANCIAL CONDITION Major balance sheet items as a percentage of total assets at March 2, 1996 and February 25, 1995 are presented below:

                                     Percent of Total Assets
                                          1996      1995
                                          ----      ----

          Current assets...........        67        71
          Current liabilities......        37        37
          Long-term debt...........        20        22
          Other liabilities........         7         5
          Shareholders' equity.....        36        34

Net receivables decreased 4% due in part to strong efforts by all segments to keep accounts current and reduce working capital. The sale of our window coverings group also reduced both receivables and inventories by almost $5 million each. Inventories and costs in excess of billings grew by approximately $3 million and $7 million, respectively. The increases occurred with rising production levels and changes in contract billing agreements, which extended billing cycles for the nonresidential construction units.

Total long-term and short-term debt stood at $84.4 million at March 2, 1996, down $8.8 million from a year earlier. The Company made working capital reduction one of its priorities in fiscal 1996 as can be evidenced by the reduction in debt. In May 1996, Apogee expanded its revolving credit facilities to $150 million; as a result, $73.4 million of short-term borrowings at March 2, 1996 were classified as long-term debt. For fiscal 1997, we believe our continued efforts to reduce working capital plus our credit facilities will enable us to maintain liquidity while achieving improved results.

CAPITAL INVESTMENT New capital investment in fiscal 1996 totaled $29.0 million, versus $39.6 million and $19.4 million in fiscal 1995 and 1994, respectively. Expenditures for new property, plant and equipment totaled $22.5 million, and consisted of information systems, facility additions and manufacturing equipment additions and upgrades. We also invested $3.8 million to fund AG's acquisition of retail stores and wholesale depots.

Capital investment for fiscal 1997 is estimated at $30 million. Further upgrading of information and communication systems and construction of a major distribution center are the primary components of AG's plan. GT's plans primarily consist of expenditures for capacity expansion and productivity improvements and BPS plans include information systems upgrades and productivity improvements.

SHAREHOLDERS' EQUITY Apogee's book value rose 10% in fiscal 1996 from $9.27 to $10.28 per share, with outstanding common shares increasing by one percent. Net earnings less dividends, along with common stock issued in connection with long-term compensation plans, essentially accounted for the increase. During fiscal 1996, we increased our quarterly dividend by 6%, to 8.5 cents per share, our 21st consecutive year of increase.

IMPACT OF INFLATION Apogee's financial statements are prepared on a historical cost basis, which does not completely account for the effects of inflation. However, since the cost of most of our inventories is determined using the last-in, first-out (LIFO) method of accounting, cost of sales, except for depreciation expense included therein, generally reflects current costs.

Although year-end prices were essentially unchanged from a year ago, the cost of glass, one of Apogee's primary raw materials, fluctuated during fiscal 1996 reflecting varying demand from the U.S. construction and auto industries. We expect the cost of glass to rise moderately in fiscal 1997. Aluminum prices were volatile during the fiscal year and ended on a slight decline from fiscal 1995 year-end pricing. While our construction and supply contracts are at fixed prices, the material components are usually based on firm quotes obtained from suppliers. Labor cost increases, including taxes and fringe benefits, can be reasonably anticipated. Through new efficiencies and cost containment programs set up at most operating units, selling, general and administrative expenses were reduced or held relatively constant during fiscal 1996.


OUTLOOK

We believe that improving market conditions for nonresidential construction, flat demand for automotive replacement glass and continued strong demand for architectural glass and coated glass products will allow Apogee to improve earnings in fiscal 1997. Better project selection and management, continued cost containment programs and efficiencies, and competitive advantages from information management technology should contribute to earnings growth.


CAUTIONARY STATEMENT

A number of factors should be considered in conjunction with any discussion of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company. These factors are set forth in Exhibit 99 to this Form 10-K.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
    FINANCIAL DISCLOSURE
    --------------------

None.

                                    PART III
                                    --------
ITEMS 10, 11, 12 and 13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                          ---------------------------------------------------
                   EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN
                   -----------------------------------------------------
                      BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN
                      ---------------------------------------------
                          RELATIONSHIPS AND RELATED TRANSACTIONS.
                          --------------------------------------

   The information required by these Items, other than the information set forth above in "Executive Officers of the Registrant," is included on pages 1 to 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held June 18, 1996, which is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a) and (d) Financial Statements and Financial Statement Schedules -

   The consolidated financial statements and schedules of the Registrant listed in the accompanying "Index of Financial Statements and Schedules" together with the report of KPMG Peat Marwick LLP, independent auditors, are filed as part of this report.

(b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended March 2, 1996.

(c) Exhibits -
       The information called for by this Item is contained in a separate section of this report. See "Exhibit Index".

                                - SIGNATURES -


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  May 28, 1996

                                APOGEE ENTERPRISES, INC.


                                By: /s/ Donald W. Goldfus
                                    ---------------------------------------
                                    Donald W. Goldfus
                                    Chairman of the Board of Directors,
                                     Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                            DATE
- ----------------------------------------------------------------------------

                               Chairman of the Board of
                               Directors and Chief Executive
/s/ Donald W. Goldfus          Officer and President            May 28, 1996
- ---------------------------    -----------------------------    ------------
Donald W. Goldfus


/s/ Gerald K. Anderson         Director                         May 28, 1996
- ---------------------------    -----------------------------    ------------
Gerald K. Anderson


/s/ Laurence J. Niederhofer    Director                         May 28, 1996
- ---------------------------    -----------------------------    ------------
Laurence J. Niederhofer


/s/ James L. Martineau         Vice President and Director      May 28, 1996
- ---------------------------    -----------------------------    ------------
James L. Martineau


/s/ D. Eugene Nugent           Director                         May 28, 1996
- ---------------------------    -----------------------------    ------------
D. Eugene Nugent


/s/ Richard Gould              Senior Vice President            May 28, 1996
- ---------------------------    -----------------------------    ------------
Richard Gould


/s/ William G. Gardner         Treasurer and Secretary          May 28, 1996
- ---------------------------    -----------------------------    ------------
William G. Gardner


/s/ Terry L. Hall              Chief Financial Officer          May 28, 1996
- ---------------------------    -----------------------------    ------------
Terry L. Hall

                           APOGEE ENTERPRISES, INC.
                                   FORM 10-K
                           ITEMS 8, 14(a) AND 14(d)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements
     Independent Auditors' Report.......................................  F-2
     Consolidated Balance Sheets........................................  F-3
     Consolidated Results of Operations and Quarterly Data (Unaudited)..  F-4
     Consolidated Statements of Cash Flows..............................  F-5
     Notes to Consolidated Financial Statement..........................  F-6

Financial Statements Schedules
     Schedule II -- Valuation and Qualifying Accounts...................  F-15

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries as of March 2, 1996 and February 25, 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended March 2, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in note 9, the company changed its method of accounting for income taxes in fiscal 1994 to adopt the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.



                                             KPMG Peat Marwick LLP



Minneapolis, Minnesota
April 12, 1996

CONSOLIDATED BALANCE SHEETS
APOGEE ENTERPRISES, INC.


                                                               March 2,         February 25,
          (Dollar amounts in thousands)                          1996               1995
          -----------------------------                       ----------        ------------
          ASSETS
          Current assets
           Cash and cash equivalents (including restricted
            funds of $208 and $885, respectively)               $  7,389            $  2,894
           Receivables, net of allowance for doubtful
            accounts                                             158,368             165,099
           Inventories                                            54,484              54,559
           Costs and earnings in excess of billings on
            uncompleted contracts                                 26,276              19,606
           Deferred tax assets                                     6,689              10,384
           Other current assets                                    5,353               4,278
                                                                --------            --------
             Total current assets                               $258,559            $256,820
                                                                --------            --------

          Property, plant and equipment, net                      78,485              75,028
          Other assets
           Marketable securities - insurance subsidiary           12,231                   -
           Investments in and advances to affiliated
            companies                                             16,433              15,016
           Intangible assets, at cost less accumulated
            amortization of $8,044 and $8,681, respectively       10,332               8,383
           Deferred tax assets                                     6,970               5,082
           Other                                                   3,126               1,599
                                                                --------            --------
                                                                  49,092              30,080
                                                                --------            --------
             Total assets                                       $386,136            $361,928
                                                                ========            ========


          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current liabilities
           Accounts payable                                     $ 57,678            $ 53,793
           Accrued expenses                                       52,430              41,168
           Billings in excess of costs and earnings on
            uncompleted contracts                                 19,470              17,717
           Accrued income taxes                                    7,634              10,454
           Notes payable                                               -               7,065
           Current installments of long-term debt                  5,265               5,522
                                                                --------            --------
             Total current liabilities                          $142,477            $135,719
                                                                --------            --------

          Long-term debt, less current installments               79,102              80,566
          Other long-term liabilities                             24,180              19,587
          Minority interest                                        1,456               1,427

          Commitments and contingent liabilities (Notes 10, 14 and 15)

          Shareholders' equity
           Common stock of $.33-1/3 par value;
            authorized 50,000,000 shares; issued and
             outstanding, 13,517,000 and 13,443,000,
              respectively                                         4,506               4,481
           Additional paid-in capital                             20,445              19,345
           Retained earnings                                     113,970             100,803
                                                                --------            --------
             Total shareholders' equity                          138,921             124,629
                                                                --------            --------
             Total liabilities and shareholders' equity         $386,136            $361,928
                                                                ========            ========

     See accompanying notes to consolidated financial statements.


CONSOLIDATED RESULTS OF OPERATIONS
APOGEE ENTERPRISES, INC.
                                                                    Year Ended      Year Ended        Year Ended
                                                                      March 2,      February 25,      February 26,
(Dollar amounts in thousands, except per share data)                    1996            1995              1994
- ----------------------------------------------------                ----------      ------------      ------------
Net sales                                                             $871,147          $756,549          $688,233
Cost of sales                                                          752,624           650,660           604,338
                                                                      --------          --------          --------
  Gross profit                                                         118,523           105,889            83,895
Selling, general and administrative expenses                            86,066            81,627            71,659
Provision for business restructuring and asset
 valuation                                                                   -                 -             5,178
                                                                      --------          --------          --------
  Operating income                                                      32,457            24,262             7,058
Interest expense, net                                                    5,697             4,135             2,735
Other expense, net                                                         149                 -                 -
                                                                      --------          --------          --------
  Earnings before income taxes and
    other items below                                                   26,611            20,127             4,323
Income taxes                                                             9,820             8,101             2,634
Equity in net earnings of affiliated companies                            (528)             (762)           (2,294)
Minority interest                                                         (516)             (262)              675
                                                                      --------          --------          --------
  Net earnings before cumulative effect of change
    in accounting for income taxes                                      17,835            13,050             3,308
Cumulative effect of change in accounting for income
 taxes                                                                       -                 -               525
                                                                      --------          --------          --------
  Net earnings                                                        $ 17,835          $ 13,050          $  3,833
                                                                      ========          ========          ========

Earnings per share:
Earnings per share before cumulative effect
 of change in accounting for income taxes                             $   1.31          $   0.97          $   0.25
Cumulative effect of change in accounting for income
 taxes                                                                       -                 -              0.04
                                                                      --------          --------          --------
  Earnings per share                                                  $   1.31          $   0.97          $   0.29
                                                                      ========          ========          ========

See accompanying notes to consolidated financial statements.


QUARTERLY DATA (UNAUDITED)
(Dollar amounts in thousands, except per share data)


NET SALES                                  GROSS PROFIT


Quarter      1996      1995      1994      Quarter    1996      1995      1994
- -------    --------  --------  --------    -------  --------  --------  -------
First      $219,032  $178,927  $148,752    First    $ 31,925  $ 25,388  $19,947
Second      222,186   185,971   175,568    Second     31,824    29,240   22,093
Third       215,487   186,253   184,529    Third      28,264    26,204   23,917
Fourth      214,442   205,398   179,384    Fourth     26,510    25,057   17,938
           --------  --------  --------             --------  --------  -------
  Total    $871,147  $756,549  $688,233      Total  $118,523  $105,889  $83,895
           ========  ========  ========             ========  ========  =======

NET EARNINGS (LOSS)                        EARNINGS (LOSS) PER SHARE


Quarter      1996      1995      1994*     Quarter    1996      1995     1994*
- -------    --------  --------  --------    -------    -----     -----   -------
First       $ 3,481   $ 2,600   $ 1,443    First      $0.26     $0.19    $ 0.11
Second        5,646     4,294     2,441    Second      0.41      0.32      0.18
Third         5,172     3,763     2,902    Third       0.38      0.28      0.22
Fourth        3,536     2,393    (2,953)   Fourth      0.26      0.18     (0.22)
            -------   -------   -------               -----     -----    ------
 Total      $17,835   $13,050   $ 3,833      Total    $1.31     $0.97    $ 0.29
            =======   =======   =======               =====     =====    ======


*During the first quarter of 1994, Apogee adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of the change in accounting for income taxes increased net earnings by $525,000, or 4 cents per share, and is included in fiscal 1994 figures.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Apogee Enterprises, Inc.                                    Year Ended             Year Ended              Year Ended
(Dollar amounts in thousands)                              March 2, 1996        February 25, 1995        February 26, 1994
- -----------------------------                              -------------        -----------------        ------------------
OPERATING ACTIVITIES
  Net earnings                                                  $ 17,835                 $ 13,050                  $  3,833
  Adjustments to reconcile net earnings to net
   cash provided by (used by) operating activities:
    Cumulative effect of change in
     accounting for income taxes                                       -                        -                      (525)
    Depreciation and amortization                                 16,528                   15,131                    15,724
    Provision for losses on accounts receivable                    1,983                    3,871                     2,388
    Deferred income tax expense                                    1,807                   (3,486)                   (2,929)
    Provision for business restructuring and
     asset valuation                                                   -                                              5,178
    Gain on sale of Nanik Window Coverings Group                  (4,166)                       -                         -
    Equity in net earnings of affiliated companies                  (528)                    (762)                   (2,294)
    Minority interest                                               (516)                    (262)                      675
    Other, net                                                    (1,429)                    (296)                   (1,580)
                                                                --------                 --------                  --------
      Cash flow before changes in operating assets and
       liabilities                                                31,514                   27,192                    20,470
    Changes in operating assets and liabilities,
     net of effect of acquisitions:
    Receivable                                                     2,134                  (23,080)                  (40,205)
    Inventories                                                   (3,286)                 (11,356)                   (6,402)
    Cost and earnings in excess of billings on
     uncompleted contracts                                        (6,670)                  (9,846)                   (3,853)
    Other current assets                                          (1,220)                     483                       351
    Accounts payable and accrued expenses                         14,494                    2,557                    17,003
    Billings in excess of costs and earnings
     on uncompleted contracts                                      1,753                    1,806                    (1,529)
    Accrued income taxes                                          (2,820)                   5,930                       (31)
    Other long-term liabilities                                    4,593                    5,327                     3,299
                                                                --------                 --------                  --------
      Net cash provided by (used by)
       operating activities                                       40,492                     (987)                  (10,897)
                                                                --------                 --------                  --------

INVESTING ACTIVITIES
  Capital expenditures                                           (22,615)                 (24,957)                  (14,046)
  Acquisition of businesses, net of cash acquired                 (3,793)                  (8,823)                   (3,154)
  Increase in marketable securities                              (12,231)                       -                         -
  Investment in and advances to affiliated companies                (889)                  (2,070)                    1,527
  Proceeds from sale of property, plant and equipment                301                    1,004                       832
  Proceeds from sale of Nanik Window Coverings Group              17,550                        -                         -
  Other, net                                                      (1,991)                     929                    (1,340)
                                                                --------                 --------                  --------
      Net cash used by investing activities                      (23,668)                 (33,917)                  (16,181)
                                                                --------                 --------                  --------

FINANCING ACTIVITIES
  (Decrease) increase in notes payable                            (7,065)                 (16,785)                   23,850
  Payments on long-term debt                                      (5,576)                  (4,182)                   (6,851)
  Proceeds from issuance of long-term debt                         3,855                   50,425                    14,100
  Proceeds from issuance of common stock                           1,150                    1,671                     1,945
  Repurchase and retirement of common stock                         (240)                    (209)                        -
  Dividends paid                                                  (4,453)                  (4,155)                   (3,841)
                                                                --------                 --------                  --------
    Net cash (used by) provided by financing activities          (12,329)                  26,974                    28,994
                                                                --------                 --------                  --------
Increase (decrease) in cash and cash equivalents                   4,495                   (7,930)                    1,916
Cash and cash equivalents at beginning of year                     2,894                   10,824                     8,908
                                                                --------                 --------                  --------
Cash and cash equivalents at end of year                        $  7,389                 $  2,894                  $ 10,824
                                                                ========                 ========                  ========


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Apogee Enterprises, Inc.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

PRINCIPLES OF CONSOLIDATION Our consolidated financial statements include the accounts of Apogee and all majority-owned subsidiaries. We use the equity method to account for our 50%-owned joint ventures. Intercompany transactions have been eliminated. Certain amounts from prior-years' financial statements have been reclassified to conform with this year's presentation.

CASH AND CASH EQUIVALENTS Investments with an original maturity of three months or less are included in cash and cash equivalents. Restricted funds represent collateral required by certain construction contracts' terms.

INVENTORIES Inventories, which consist primarily of purchased glass and aluminum, are valued at cost, principally by using the last-in, first-out (LIFO) method, which does not exceed market. If the first-in, first-out (FIFO) method had been used, our inventories would have been $2,550,000 and $2,700,000 higher than reported at March 2, 1996 and February 25, 1995, respectively.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are carried at cost. Significant improvements and renewals are capitalized. Repairs and maintenance are charged to expense as incurred. Apogee computes depreciation on a straight-line basis, based on estimated useful lives of 20 to 40 years for buildings and 2 to 15 years for equipment.

INTANGIBLE ASSETS AND AMORTIZATION Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (goodwill) and non-compete agreements. We review the ongoing value of intangibles annually. The continuing benefit of such assets is evaluated based upon an assessment of relevant economic and other criteria, including projections of future results. Goodwill is amortized on a straight-line basis over periods ranging from 10 to 40 years, except for $923,000, which is not being amortized.

      Non-compete agreements related to purchased businesses are amortized ratably over the term of the agreements. Amortization expense amounted to $665,000, $288,000 and $2,328,000 in 1996, 1995 and 1994, respectively.

MARKETABLE SECURITIES - INSURANCE SUBSIDIARY We established a wholly owned insurance subsidiary, Prism Assurance, Inc. (Prism) in 1996 to insure our workers compensation general liability and automobile liability risks. Prism invests in fixed maturity investments which we classify as available-for-sale and are carried at market value as prescribed by Statement of Financial Accounting Standards No. 115. Reserve requirements are established based on actuarial projections of ultimate losses. Apogee also has accruals for losses incurred prior to Prism's formation. Losses estimated to be paid within twelve months are classified as accrued expenses, while losses expected to be payable in later periods are included in other long-term liabilities.

REVENUE RECOGNITION We recognize revenue from construction contracts on a percentage-of-completion basis, measured by the percentage of costs incurred to date to estimated total costs for each contract. Contract costs include materials, labor, project management and other direct costs related to contract performance. We establish provisions for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Revenue from the sale of products and the related cost of sales are recorded upon shipment.

INCOME TAXES We account for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, which requires use of the asset and liability method. This method recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial and tax reporting.

EARNINGS PER SHARE Apogee computes earnings per share by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during the year. Our average common shares and common share equivalents outstanding during 1996, 1995 and 1994 were 13,629,000, 13,501,000 and 13,289,000, respectively.

FOREIGN OPERATIONS The financial statements of foreign operations have been translated to U.S. dollars, using the rules of Statement of Financial Accounting Standard No. 52. Balance sheet accounts are stated in U.S. dollars, at generally the year-end exchange rate. Results of operations are translated at average exchange rates for the respective period.

      We periodically enter into forward currency exchange contracts to manage specific foreign currency exposures related to foreign construction contracts and receivables denominated in foreign currencies. As of March 2, 1996 we had forward contracts maturing in 1997 with a value of approximately $32 million. Gains and losses on forward contracts related to receivables are recognized currently, while gains and losses related to construction projects are deferred and accounted for as part of the related transaction.

ACCOUNTING PERIOD  Apogee's fiscal year ends on the Saturday closest to
February 28.   Fiscal year 1996 consisted of fifty-three weeks, while 1995 and
1994 were each fifty-two weeks.

ACCOUNTING ESTIMATES The preparation of Apogee's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Amounts subject to significant estimates and assumptions include, but are not limited to, insurance reserves and revenue recognition for construction contracts, including the status of outstanding disputes and claims. Actual results could differ from those estimates.


FUTURE CHANGES IN ACCOUNTING PRINCIPLES Apogee believes that neither Statement of Financial Accounting Standards No. 121, which deals with accounting for impairment of the value of long-lived assets, nor No. 123, dealing with accounting for stock-based compensation, will have a material effect on its consolidated financial statements when they become effective for fiscal year 1997. With regard to No. 123, Apogee has elected to adopt only the disclosure requirements.


2.  RECEIVABLES
        (In thousands)                              1996       1995
        --------------                           ---------  ---------
        Trade accounts                            $ 67,839   $ 68,332
        Construction contracts                      59,014     67,546
        Contract retainage                          29,519     32,284
        Other receivables                            8,768      5,595
                                                  --------   --------
        Total receivables                          165,140    173,757
                                                  --------   --------
        Less allowance for doubtful accounts        (6,772)    (8,658)
                                                  --------   --------
          Net receivables                         $158,368   $165,099
                                                  ========   ========


Apogee provides products and services to the commercial and institutional new construction and remodeling markets, the automotive replacement glass market and selected consumer markets. We do not believe a concentration of credit risk exists, due to the diversity of our markets and channels of distribution, and the geographic location of our customers. Allowances are maintained for potential credit losses and such losses have been within management's expectations. The provision for bad debt expense was $1,983,000, $3,817,000 and $2,388,000 in 1996, 1995 and 1994, respectively.


3.  INVENTORIES
        (In thousands)                              1996       1995
        --------------                           ---------  ---------
        Raw materials                             $ 10,402   $ 14,802
        Work-in process                              3,964      3,232
        Finished                                    40,118     36,525
                                                  --------   --------
          Total inventories                       $ 54,484   $ 54,559
                                                  ========   ========




4.  PROPERTY, PLANT AND EQUIPMENT
        (In thousands)                              1996       1995
        --------------                            --------   --------
        Land                                      $  2,392   $  2,430
        Buildings and improvements                  50,097     50,332
        Machinery and equipment                     77,709     74,387
        Office equipment and furniture              35,383     30,418
        Construction in progress                     8,646      4,127
                                                  --------   --------
          Total property, plant and equipment      174,227    161,694
        Less accumulated for depreciation          (95,742)   (86,666)
                                                  --------   --------
          Net property, plant and equipment       $ 78,485   $ 75,028
                                                  ========   ========


       Depreciation expense was $15,863,000, $14,903,000 and $13,397,000 in
1996, 1995 and 1994, respectively.



5.  ACCRUED EXPENSES

        (In thousands)                              1996       1995
        --------------                            --------   --------
        Payroll and related benefits               $17,675    $11,493
        Insurance                                   13,983     10,771
        Taxes, other than income taxes               7,120      2,182
        Pension                                      3,598      3,319
        Interest                                       530        804
        Other                                        9,524     12,599
                                                   -------    -------
          Total accrued expenses                   $52,430    $41,168
                                                   =======    =======

6.  LONG-TERM DEBT
        (In thousands)                              1996       1995
        --------------                            --------  --------
        Promissory note, 9.65%, due in annual
         installments through 1998                 $ 4,464   $ 8,036
        Promissory notes, 7.5%, due in quarterly
         installments through 2000                   3,975     5,300
        Borrowings under revolving credit and
         other bank agreements                      73,400    70,000
        Other                                        2,528     2,752
                                                   -------   -------
        Total long-term debt                        84,367    86,088
        Less current installments                   (5,265)   (5,522)
                                                   -------   -------
             Net long-term debt                    $79,102   $80,566
                                                   =======   =======

       Long-term debt maturities are as follows:


        Fiscal Year                (In thousands)
        -----------                --------------
        1997                              $ 5,265
        1998                                2,601
        1999                                1,725
        2000                                1,038
        2001                                  188
        Thereafter                         73,550
                                          -------
          Total                           $84,367
                                          =======

     The terms of the 9.65% promissory note include certain dividend and debt level restrictions and requirements to maintain minimum levels of tangible net worth and certain financial ratios. Retained earnings available for dividends under the note's terms were approximately $48 million at March 2, 1996.

     At March 2, 1996, Apogee had revolving credit agreements with four banks expiring in 1997. The agreements allow us to borrow up to $70 million at fixed or floating rates. The agreements require us to maintain minimum levels of tangible net worth and certain financial ratios. At March 2, 1996, there were no borrowings outstanding under the committed credit facilities. In May 1996, a five-year, multi-currency, committed credit facility was obtained in a the amount of $150 million, replacing the previous credit agreements. The new agreement requires us to maintain minimum levels of net worth and certain financial ratios.

     We also had access to short-term credit on an uncommitted basis with several major banks. At March 2, 1996, $73.4 million in bank borrowings were outstanding under these agreements. We may refinance these short-term borrowings on a long-term basis under the revolving credit agreements discussed above. Accordingly, our short-term bank borrowings, which were not expected to be paid within one year, were classified as long-term debt.

     Interest rates on the year-end bank under uncommitted credit facilities, ranged from 5.89% to 5.95%.

     Selected information related to bank borrowings is as follows:


(Dollar amounts in thousands)                       1996       1995
- -----------------------------                     ---------  ---------
Average daily borrowings during the year           $ 84,273    $58,027
Maximum borrowings outstanding during the year     $106,650     78,865
Weighted average interest rate during the year         6.7%       5.5%

     In 1996, we entered into an interest rate swap agreement that effectively converted $20 million of our variable rate borrowings into a fixed rate obligation. Under this agreement, which expires in fiscal 1999, we receive payments at variable rates while we make payments at 6.3%. The net interest paid or received is included in interest expenses.

     In 1992, we entered into three interest rate swap agreements that effectively converted $250 million of our fixed rate, long-term borrowings into variable rate obligations. During 1993, we sold two of the swap agreements at net gains. The gains are being recognized as reductions in interest expense through 1997. The third agreement expired in 1995.

     The net book value of property and plant pledged as collateral under industrial development bonds was $1.2 million at March 2, 1996.

7.  SHAREHOLDERS' EQUITY

                                               Common                 Additional
                                               Shares       Common      Paid-in      Retained
     (In thousands)                          Outstanding    Stock       Capital      Earnings
     --------------                          -----------    ------    ----------     --------
     Balance at February 27, 1993               13,177      $4,392      $15,845      $ 92,098
       Net earnings                                  -           -            -         3,833
       Common stock issued                         152          51        1,894             -
       Common stock repurchased
        or retired                                 (17)         (6)         (21)         (182)
       Cash dividends                                -           -            -        (3,841)
                                                ------      ------      -------      --------
     Balance at February 26, 1994               13,312       4,437       17,718        91,908
       Net earnings                                  -           -            -        13,050
       Common stock issued                         131          44        1,627             -
       Cash dividends                                -           -            -        (4,155)
                                                ------      ------      -------      --------
     Balance at February 25, 1995               13,443       4,481       19,345       100,803
       Net earnings                                  -           -            -        17,835
       Common stock issued                          88          30        1,120             -
       Common stock repurchased or retired         (14)         (5)         (20)         (215)
       Cash dividends                                -           -            -        (4,453)
                                                ------      ------      -------      --------
     Balance at March 2, 1996                   13,517      $4,506      $20,445      $113,970
                                                ======      ======      =======      ========

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

8.  INTEREST AND OTHER EXPENSE, NET


     (In thousands)                      1996      1995      1994
     --------------                    -------   -------    ------
     Interest on debt                  $ 6,747    $4,381    $3,008
     Other interest                        273       595       620
                                       -------    ------    ------
     Total interest expense              7,020     4,976     3,628
     Less interest income               (1,323)     (841)     (893)
                                       -------    ------    ------
       Interest expense, net           $ 5,697    $4,135    $2,735
                                       =======    ======    ======

     Interest payments were $7,095,000, $4,778,000 and $3,714,000 in 1996, 1995 and 1994, respectively.


     Other expense, net, consisted of charges totaling $4.3 million primarily related to write-off of a minority investment in a research and development venture and an adjustment to our insurance reserves, offset by the $4.2 million gain from the sale of the Nanik Window Coverings Group discussed in Note 12.

9.  INCOME TAXES


     Effective February 28, 1993, we adopted the provisions of Statement of Financial Accounting Standards No. 109. The cumulative effect of this change in accounting for income taxes is included in the 1994 Consolidated Results of Operations.

     The components of income tax expense (benefit) for each of the last three fiscal years are as follows:


     (In thousands)                  1996    1995     1994
     --------------                 ------  -------  -------
     CURRENT:
     Federal                        $6,559  $ 9,663  $ 3,342
     State and local                   910    1,608      701
     Foreign                           544      316    1,520
                                    ------  -------  -------
      Total current                  8,013   11,587    5,563
     DEFERRED:
     Federal                         1,503   (3,233)  (2,794)
     State and local                   304     (653)    (485)
     Foreign                             -      400      350
                                    ------  -------  -------
      Total deferred                 1,807   (3,486)  (2,929)
                                    ------  -------  -------
       Total income tax expense     $9,820  $ 8,101  $ 2,634
                                    ======  =======  =======

     Income tax payments, net of refunds, were $10,878,000, $5,790,000 and $5,934,000 in 1996, 1995 and 1994, respectively.

     The differences between statutory federal tax rates and our consolidated effective tax rates are as follows:

                                          1996   1995   1994
                                          -----  -----  -----
     Statutory federal tax rate           35.0%  35.0%  35.0%
     State and local income taxes, net
      of federal tax benefit               3.0    3.0    3.2
     Tax credits                          (0.5)  (1.1)  (3.3)
     Foreign items with no tax benefit     0.8    2.1   18.6
     Valuation allowance                  (0.6)   1.6   13.9
     Other, net                           (0.8)  (0.4)  (6.5)
                                          -----  -----  -----
     Consolidated effective tax rate      36.9%  40.2%  60.9%
                                          =====  =====  =====

     Deferred tax assets and deferred tax liabilities at March 2, 1996 and February 25, 1995 are as follows:


     (In thousands)                     1996                    1995
     --------------            ----------------------  ----------------------
                               Current     Noncurrent  Current     Noncurrent
                               -------     ----------  -------     ----------
     Accounts Receivable       $ 2,304      $     -    $ 3,478      $     -
     Accrued insurance           2,575        8,054      4,123        6,522
     Deferred compensation           -        3,492          -        3,556
     Restructuring reserve           -          631          -        1,286
     Inventory                   1,569            -      2,311            -
     Depreciation                  226       (4,722)       216       (4,841)
     Employee benefit plans     (1,434)           -     (1,218)           -
     Other                       1,449          703      1,474          (88)
                               -------      -------    -------      -------
                                 6,689        8,158     10,384        6,435
     Less valuation allowance        -       (1,188)         -       (1,353)
                               -------      -------    -------      -------
     Deferred tax assets       $ 6,689      $ 6,970    $10,384      $ 5,082
                               =======      =======    =======      =======

     Apogee's valuation allowance decreased by $165,000 in 1996 and related primarily to foreign tax credits. The valuation allowance at March 2, 1996 and February 25, 1995 reflect amounts for foreign tax credits and capital loss carryforward.

10.  INVESTMENT IN AFFILIATED COMPANIES

     Apogee is party to joint venture agreements with a 50% partner (JV partner), forming Marcon Coatings, Inc. and its subsidiary, Viratec Thin Films, Inc. (Marcon/Viratec). Marcon/Viratec operates glass coating facilities. Our 50% ownership investment in Marcon/Viratec is accounted for using the equity method.

     In November 1995, the JV Partner commenced litigation against Apogee alleging claims for damages and seeking to have the Court order Apogee to sell its 50% interest in the joint venture to the JV Partner. Apogee filed counterclaims seeking to have the JV

Partner's 50% interest sold to Apogee, and in March 1996, the Court ordered the JV Partner to sell the share of stock representing its 50% interest in Marcon/Viratec to Apogee upon payment by Apogee of fair value for these shares as determined by the Court. The JV Partner's rights and status as shareholder and directors were terminated as of the effective date of the order and the fair value for the share is to be determined by the Court after further proceedings. The Court has not yet scheduled a trial or hearing to determine fair value.

     At a hearing on April 23, 1996, the Court ordered Apogee to post a bond or letter of credit in the amount of $50 million, or to pay the JV Partner $25 million, as security for the ultimate payment of the purchase price for the JV Partner's shares. The amount of such a bond or other means is intended as security and is not intended to reflect the Court's view on what is fair value for the shares. The JV Partner's claims against Apogee for damages are still pending and the Court also is considering a motion brought by the JV Partner to add a claim for punitive damages.

     Apogee and the JV Partner have leased certain glass coating equipment and made cash advances to Marcon. Our net investment in Marcon/Viratec as of March 2, 1996 and February 25, 1995 was $15,821,000, $14,278,000, respectively. Our equity in Marcon/Viratec's net earnings is included in the accompanying Consolidated Results of Operations. Marcon/Viratec's net earnings for 1994 included a $437,000 tax benefit from net operating loss carryforward A summary of assets, liabilities and results of operations for Marcon/Viratec is presented below:

       (In thousands)              1996     1995      1994
       --------------            --------  -------  --------
       Current assets             $11,950  $ 8,620   $10,248
       Noncurrent assets           23,444   16,716    15,704
       Current liabilities         19,098    6,153     7,214
       Noncurrent liabilities       8,602   12,673    14,066
       Net sales                   46,297   38,299    34,497
       Gross profit                 8,981    9,205    11,717
       Net earnings                 1,183    1,838     4,566

11.  EMPLOYEE BENEFIT AND STOCK OPTION PLANS

     We maintain a qualified defined contribution pension plan that covers substantially all full-time, non-union employees. Contributions to the plan are based on a percentage of employees' base earnings. We deposit pension costs with the trustee annually. All pension costs were fully funded or accrued as of year end. Contributions to the plan were $3,687,000, $3,394,000 and $3,014,000 in 1996, 1995 and 1994, respectively.

     We also maintain a 401(k) Savings Plan, which allows employees to contribute 1% to 13% of their compensation. Apogee matches 30% of the first 6% of the employee contributions. Our contributions to the plan were $1,495,000, $1,242,000 and $1,206,000 in 1996, 1995 and 1994, respectively.

     The 1987 Partnership Plan, a plan designed to increase the ownership of Apogee stock by key employees, allows participants selected by the Compensation Committee of the Board of Directors to use earned incentive compensation to purchase Apogee stock. The purchased stock is then matched by an equal award of restricted stock, which vests over a predetermined period. 1,100,000 common shares are authorized for issuance under the plan. As of March 2, 1996, 676,000 shares have been issued under the plan. We expensed $666,000, $708,000 and $478,000 in conjunction with the Partnership Plan in 1996, 1995 and 1994, respectively.

     The 1987 Stock Option Plan provides for the issuance of up to 1,250,000 options to purchase company stock. Options awarded under this plan, either in the form of incentive stock options or nonstatutory options, are exercisable at an option price equal to the fair market value at the date of award. Changes in stock options outstanding for each of the last three fiscal years are as follows:

                                                 1996           1995            1994
                                             -------------  -------------  --------------
       Options outstanding at beginning
        of the year                               578,000        477,000         481,000
       Granted                                    245,000        168,000         148,000
       Exercised                                  (87,000)       (25,000)         (4,000)
       Forfeited                                  (34,000)       (42,000)       (148,000)
                                             ------------   ------------   -------------
       Options outstanding at end
        of the year                               702,000        578,000         477,000
                                             ============   ============   =============
       Options exercisable at end of year         489,000        212,000         129,000
                                             ============   ============   =============
       Price range of outstanding options    $ 8.95-18.91   $8.95-$18.91   $ 8.95-$18.91
                                             ============   ============   =============
       Price range of exercised options      $10.75-16.25   $8.95-$16.25   $10.75-$12.00
                                             ============   ============   =============

12.  ACQUISITIONS


     In 1996, our Auto Glass segment purchased the assets of 12 retail auto glass stores and one distribution center in five separate transactions. The aggregate purchase price of the acquisitions was $3.8 million, including $0.7 million of cost in excess of the fair value of acquired assets. Promissory notes of $0.5 million were issued in connection with the transactions.

     In 1995, our Auto Glass segment purchased the assets of 16 retail auto glass stores and one distribution center in four separate transactions. The aggregate purchase price of the acquisitions was $8.8 million, including $4.6 million of cost in excess of the fair value of acquired assets. Promissory notes of $5.3 million were issued in connection with the transactions.

     In 1994, the Glass Technologies segment's Tru Vue unit purchased the assets of a company serving another sector of the picture framing market. Also in 1994, the Building Products & Services segment purchased certain assets of CFEM Facades, a curtainwall company based in France. The purchase price of assets acquired in 1994 was $3.2 million.

     No liabilities were assumed in any of the transactions. All of the above transactions were accounted for by the purchase method. Accordingly, Apogee's consolidated financial statements include the net assets and results of operations from the dates of acquisition.

     In 1996, we sold selected assets and liabilities of the Nanik Window Coverings Group (Nanik) for $17.6 million, realizing a $4.2 million gain included in "Other expense, net" in the accompanying Consolidated Results of Operations. Nanik accounted for less than 4% of consolidated net sales in 1996, 1995 and 1994.


13.  PROVISION FOR BUSINESS RESTRUCTURING AND ASSET VALUATION

     During 1994, we recorded a business restructuring and asset valuation provision of $5.6 million ($4.5 million after tax) in our Building Products and Services segment. The charge was principally related to the consolidation or closing of 10 Harmon Contract offices and facilities, the write-down of certain assets and the reorganization of the architectural metals operations. The provision consisted of asset writedowns of $2.5 million and projected cash outlays of $3.1 million. At March 2, 1996, the remaining reserve for projected expenditures was less than $100,000.


14.  LEASES

     As of March 2, 1996, we were obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:


       Fiscal Year                (In thousands)
- --------------------------------  --------------
       1997                             $10,619
       1998                               7,255
       1999                               5,970
       2000                               4,365
       2001                               1,823
       Thereafter                         1,240
                                        -------
        Total minimum payments          $31,272
                                        =======

       Total rental expense was $22,155,000, $18,242,000 and $17,129,000 in
1996, 1995 and 1994, respectively.

15. COMMITMENTS AND CONTINGENT LIABILITIES

     Apogee has ongoing letters of credit related to risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the company is obligated as of March 2, 1996 was approximately $54,320,000. Apogee has entered into a number of non-compete agreements. As of March 2, 1996, we were committed to make future payments of $3,083,000 under such agreements.

     In addition to the matter discussed in Note 10, Apogee is party to various legal proceedings incidental to our normal operating activities. In particular, like others in the construction industry, our construction business, is routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages. Although it is impossible to predict the outcome of such proceedings, we believe, based on facts currently available to us, that none of such claims will result in losses that would have a material adverse effect on our financial condition.

16.  FAIR VALUE DISCLOSURES

      Estimated fair values of our financial instruments at March 2, 1996 are as follows:

                                                Carrying         Estimated
           (In thousands)                        Amount          Fair Value
           --------------                       --------         ----------
           Long-term debt including
               current installments              $84,367            $84,429
           Interest rate swap agreement
               in a net payable position               -            $   397

      Estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, judgment is required in developing the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

      For cash and cash equivalents, receivables, marketable securities and accounts payable, carrying value is a reasonable estimate of fair value. The carrying value of long-term debt that has variable interest rates is a reasonable estimate of fair value. For long-term debt with fixed interest rates, fair value is based on discounted projected cash flows using the rate at which similar borrowings could currently be made. The fair value of interest rate swaps is the difference between the present value of our future interest obligation at a fixed rate and the counter party's obligation at a floating rate.

17.  BUSINESS SEGMENTS

Sales, operating income, identifiable assets and other related data for our operations in different business segments, are listed below and are an integral part of the financial statements. Fiscal 1992 and 1993 segment data are not covered by the Independent Auditors' Report.


(Dollar amounts                     1996                 1995                 1994                 1993                 1992
in thousands)                 Amount       %       Amount       %       Amount       %       Amount       %       Amount       %
- ---------------              -----------------    -----------------    -----------------    -----------------    -----------------
SALES
Building products
  & services                 $462,102     53.0    $399,540     52.8    $377,916     54.9    $312,311     54.6    $347,850     58.3
Glass technologies            150,457     17.3     120,890     16.0     101,166     14.7      83,893     14.7      79,345     13.3
Auto glass                    273,133     31.4     248,904     32.9     223,209     32.4     187,642     32.8     177,188     29.7
Intersegment elimination      (14,545)    (1.7)    (12,785)    (1.7)    (14,058)    (2.0)    (11,396)    (2.0)     (8,102)    (1.4)
                             --------    -----    --------    -----    --------    -----    --------    -----    --------    -----
   Net sales                 $871,147    100.0    $756,549    100.0    $688,233    100.0    $572,450    100.0    $596,281    100.0
                             ========    =====    ========    =====    ========    =====    ========    =====    ========    =====

OPERATING INCOME (LOSS)
Building products
 & services                  $ (2,073)    (6.4)   $ (6,081)   (25.1)   $(22,443)  (318.0)   $ (5,598)   (87.9)   $ 22,702    117.9
Glass technologies             16,431     50.6      10,475     43.2       7,931    112.4       3,247     51.0      (6,185)   (32.1)
Auto glass                     18,069     55.7      19,067     78.6      18,961    268.6       8,869    139.3       3,528     18.3
Corporate and other                30      0.1         801      3.3       2,609     37.0        (149)    (2.3)       (796)    (4.1)
                             --------    -----    --------    -----    --------    -----    --------    -----    --------    -----
Operating income               32,457    100.0      24,262    100.0       7,058    100.0       6,369    100.0      19,249    100.0
Interest expense, net          (5,697)              (4,135)              (2,735)              (1,794)                (970)
Other expense, net               (149)                   -                    -                    -                    -
                             --------             --------             --------             --------             --------
   Earnings before income
    taxes and other items    $ 26,611             $ 20,127             $  4,323             $  4,575             $ 18,279
                             ========             ========             ========             ========             ========

                                  Identifiable Assets            Capital Expenditures       Depreciation & Amortization
                               1996       1995       1994      1996      1995      1994      1996      1995      1994
                             --------   --------   --------   -------   -------   -------   -------   -------   -------
Building products
  & services                 $172,019   $182,931   $157,595   $ 5,096   $ 4,429   $ 4,802   $ 6,146   $ 6,443   $ 6,435
Glass technologies             67,606     62,643     46,702     4,171     8,286     3,286     3,700     3,425     3,257
Auto glass                    108,342     92,346     74,041    12,954    12,201     5,906     6,522     5,116     5,891
Corporate and other            38,169     24,008     27,850       394        41        52       160       147       141
                             --------   --------   --------   -------   -------   -------   -------   -------   -------
   Total                     $386,136   $361,928   $306,188   $22,615   $24,957   $14,046   $16,528   $15,131   $15,724
                             ========   ========   ========   =======   =======   =======   =======   =======   =======

Apogee's Building Products & Services segment has subsidiaries in Europe and Asia. During 1996, 1995 and 1994, such operations had net sales of $114,305,000, $66,580,000 and $65,021,000, respectively. Operating losses for 1996, 1995 and 1994 were $1,983,000, $6,575,000 and $887,000, respectively. At March 2, 1996,
February 25, 1995 and February 26, 1994 identifiable assets of the subsidiaries totaled $58,753,000, $41,880,000 and $31,786,000, respectively. Foreign currency transaction gains or losses included in net earnings for 1996, 1995 and 1994 were immaterial.

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

                                                                   SCHEDULE II
                                                                   -----------

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                                (In thousands)

                           Balance at  Charged to   Deductions   Balance at
                           beginning   costs and       from        end of
                           of period    expenses   reserves (1)    period
                           ---------    --------   ------------   --------
For the year ended
 March 2, 1996:
   Allowance for
   doubtful receivables      $8,658      $1,983       $3,869       $6,772
                             ======      ======       ======       ======


For the year ended
February 25, 1995:
 Allowance for
 doubtful receivables        $7,879      $3,817       $3,038       $8,658
                             ======      ======       =======      ======

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

     Exhibit (10H) Consulting Agreement between Registrant and Laurence J.
                   Niederhofer dated November 1, 1993. Filed with Registrant's Annual Report on Form 10-K for year ended February 26, 1994.

     Exhibit (10I) Employment Agreement between Registrant and Richard Gould dated May 23, 1994. Filed with Registrant's Annual Report on Form 10-K for year ended February 25, 1995.

     Exhibit (10J) $150 million Multicurrency Credit Agreement between Apogee
                   Enterprises, Inc. and banks party to the agreement, ABN AMRO Bank N.V., Administrative Agent and First Bank National Association, Co-Agent dated April 29, 1996.

     Exhibit (11)  Statement of Determination of Common Shares and Common Share
                   Equivalents

     Exhibit (21)  Subsidiaries of the Registrant

     Exhibit (99)  Litigation Reform Act of 1995 - Cautionary Statement