Form 10-Q
period 1996-06-01
APOGEE ENTERPRISES INC
filed 1996-07-15
CIK 6845

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

                                      OR

                [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended     June 1, 1996     Commission File Number   0-6365
                         ----------------------                         ------

                           APOGEE ENTERPRISES, INC.
              --------------------------------------------------
              (Exact Name of Registrant as Specified in Charter)

                  Minnesota                         41-0919654
             ------------------------       ---------------------
             (State of Incorporation)       (IRS Employer ID No.)


      7900 Xerxes Avenue South, Suite 1800, Minneapolis, Minnesota  55431
      -------------------------------------------------------------------
                   (Address of Principal Executive Offices)


                Registrant's Telephone Number   (612) 835-1874
                                             ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES   X    NO
                                          -----     -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                                 Outstanding at June 28, 1996
- --------------------------------                  ----------------------------
Common Stock, $.33 1/3 Par Value                          13,679,101

                           APOGEE ENTERPRISES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS
                      FOR THE QUARTER ENDED JUNE 1, 1996



           Description                                          Page
           -----------                                          ----

PART I
- ---------

Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 1, 1996
           and March 2, 1996                                      3

           Consolidated Results of Operations for the
           Quarters Ended June 1, 1996 and June 3, 1995           4

           Consolidated Statements of Cash Flows for the
           Quarters Ended June 1, 1996 and June 3, 1995           5

           Notes to Consolidated Financial Statements             6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations          7-10

PART II    Other Information
- ---------

Item 6.    Exhibits                                               11
           Exhibits Index                                         13
           Exhibit 11                                             14

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                                                                            June 1,        March 2,
                                                                              1996           1996
                                                                            --------       --------
ASSETS
Current assets
  Cash and cash equivalents (including restricted funds of
     $208 and $208, respectively)                                           $ 14,652       $  7,389
  Receivables, net of allowance for doubtful accounts                        168,866        158,368
  Inventories                                                                 61,060         54,484
  Costs and earnings in excess of billings on uncompleted contracts           22,420         26,276
  Deferred tax assets                                                          5,958          6,689
  Other current assets                                                         6,619          5,353
                                                                            --------       --------
    Total current assets                                                     279,575        258,559
                                                                            --------       --------

Property, plant and equipment, net                                           106,670         78,485
Marketable securities - insurance subsidiary                                  12,992         12,231
Investments in and advances to affiliated companies                                -         15,821
Investments                                                                      940            612
Intangible assets, at cost less accumulated amortization                      16,548         10,332
Deferred tax assets                                                            7,720          6,970
Other assets                                                                   2,638          3,126
                                                                            --------       --------
    Total assets                                                            $427,083       $386,136
                                                                            ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                          $ 56,880       $ 57,678
  Accrued expenses                                                            78,801         52,430
  Billings in excess of costs and earnings on uncompleted contracts           25,341         19,470
  Accrued income taxes                                                         9,891          7,634
  Current installments of long-term debt                                       5,265          5,265
                                                                            --------       --------
    Total current liabilities                                                176,178        142,477
                                                                            --------       --------

Long-term debt                                                                83,014         79,102

Other long-term liabilities                                                   22,124         24,180
Minority interest                                                                463          1,456

Shareholders' equity
  Common stock, $.33 1/3  par value; authorized 50,000,000
    shares; issued and outstanding 13,664,000 and 13,517,000
    shares, respectively                                                       4,551          4,506
  Additional paid-in capital                                                  22,896         20,445
  Retained earnings                                                          117,857        113,970
                                                                            --------       --------
    Total shareholders' equity                                               145,304        138,921
                                                                            --------       --------
    Total liabilities and shareholders' equity                              $427,083       $386,136
                                                                            ========       ========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
              FOR THE QUARTERS ENDED JUNE 1, 1996 AND JUNE 3, 1995
           (Thousands of Dollars Except Share and Per Share Amounts)

                                                                           Quarter Ended
                                                                 ----------------------------------
                                                                    June 1,              June 3,
                                                                     1996                 1995
                                                                 ------------         -------------

Net sales                                                        $   228,608          $   219,032

Cost of sales                                                        192,221              187,107
                                                                 -----------          -----------

  Gross profit                                                        36,387               31,925

Selling, general and administrative expenses                          26,030               24,127
                                                                 -----------          -----------

  Operating income                                                    10,357                7,798
                                                                  ----------          -----------

Interest expense, net                                                  2,355                1,752
                                                                  -----------         -----------
  Earnings before income taxes and other
    items below                                                        8,002                6,046

Income taxes                                                           2,954                2,397
Equity in net loss (earnings) of affiliated companies                     60                  (77)
Minority interest                                                         12                  245
                                                                 -----------          -----------
  Net earnings                                                   $     4,976          $     3,481
                                                                 ===========          ===========

Earnings per share:                                                     $.36                 $.26
                                                                 ===========          ===========

Weighted average number of
 common shares and common share
 equivalents outstanding                                          13,831,000           13,623,000
                                                                 ===========          ===========

Cash dividends per common share                                        $.085                $.080
                                                                 ===========          ===========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE QUARTERS ENDED JUNE 1 1996 AND JUNE 3, 1995
                            (Thousands of Dollars)


                                                             1996              1995
                                                           --------          -------
OPERATING ACTIVITIES
Net earnings                                               $  4,976          $ 3,481
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                             6,135            4,509
    Provision for losses on accounts receivable                 485              537
    Deferred income tax expense                                 281             (400)
    Minority interest                                            13              245
    Equity in net earnings of affiliated companies               60              (77)
    Other, net                                                 (403)            (158)
    Changes in operating assets and liabilities,
      net of effect of acquisitions:
        Receivables                                          (6,090)           2,142
        Inventories                                          (4,039)          (5,423)
        Costs and earnings in excess of billings on
          uncompleted contracts                               3,856              658
        Other current assets                                   (860)           1,238
        Accounts payable and accrued expenses (1)            19,173           (4,784)
        Billings in excess of costs and earnings
          on uncompleted contracts                            5,871            1,661
        Accrued income taxes                                  1,948           (3,115)
        Other long-term liabilities                          (2,056)             877
                                                           --------          -------
          Net cash provided by operating activities          29,350            1,391
                                                           --------          -------

INVESTING ACTIVITIES
Capital expenditures                                         (6,743)          (4,682)
Acquisition of businesses, net of cash acquired (1)         (21,186)               -
Increase in marketable securities                              (761)               -
Investments in and advances to affiliated companies               -             (633)
Proceeds from sale of property and equipment                  1,826              123
Other, net                                                     (483)             (29)
                                                           --------          -------
          Net cash used in investing activities             (27,347)          (5,221)
                                                           --------          -------

FINANCING ACTIVITIES
Increase in notes payable                                         -           18,385
Payments on long-term debt                                     (688)          (1,048)
Proceeds from issuance of long-term debt                      4,600                -
Proceeds from issuance of common stock                        2,506              314
Dividends paid                                               (1,158)          (1,086)
                                                           --------          -------
          Net cash provided by financing activities           5,260           16,565
                                                           --------          -------
Increase in cash                                              7,263           12,735
Cash at beginning of period                                   7,389            2,894
                                                           --------          -------
Cash at end of period                                      $ 14,652          $15,629
                                                           ========          =======

  (1) The estimated cost of the Marcon and Viratec acquisition, subject to the determination of the Court as described on page 8, included in investing activities is offset by an increase in accrued expenses in operating activities.

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Principles of Consolidation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 1, 1996 and March 2, 1996, and the results of operations and cash flows for the thirteen weeks ended June 1, 1996 and the fourteen weeks ended June 3, 1995 Certain prior year amounts have been reclassified to conform to the current period presentation.

     The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes.

     The results of operations for the thirteen-week and fourteen-week periods ended June 1, 1996 and June 3, 1995, respectively, are not necessarily indicative of the results to be expected for the full year.

     Accounting period

     The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.   Inventories
     -----------

     Inventories consist of the following:

                                       June 1,       March 2,
                                        1996           1996
                                       -------       --------

     Raw materials and supplies        $12,085        $10,402
     In process                          4,798          3,964
     Finished goods                     44,177         40,118
                                       -------        -------

                                       $61,060        $54,484
                                       =======        =======

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

SALES AND EARNINGS
- ------------------
First quarter earnings rose 43% to $5.0 million, or 38 cents per share, from $3.5 million, or 26 cents per share, a year ago. Sales for the quarter were $228.6 million, a 4% increase over last year's first quarter figure of $219.0 million. Sale comparisons were affected by a thirteen-week quarter compared with last year's fourteen-week quarter, the absence of the Nanik Window Coverings Group, which was sold last July, and the consolidation of Viratec Thin Films and Marcon Coatings in the Company's financial statements. Adjusting for last year's fourteen-week quarter, consolidated net sales would have been up approximately 12% from a year ago.


The following table presents sales and operating income data for the Company's three segments and on a consolidated basis for the first quarter, when compared to the corresponding period a year ago. Operating results are discussed below.

                                          QUARTER ENDED
                                      -----------------------
                                        JUNE 1,     JUNE 3,     PERCENTAGE
                                         1996        1995         CHANGE
                                      =======================   ==========
      SALES
      Building products & services     $ 109,190    $ 111,159       (2)%

      Glass technologies                  44,269       38,897       14%

      Auto glass                          78,418       72,501        8%

      Eliminations                        (3,269)      (3,525)      (7)%
                                      -----------------------   ---------
      Total                            $ 228,608    $ 219,032        4%
                                      =======================   =========

      OPERATING INCOME (LOSS)

      Building products & services     $     561    $    (999)      NM

      Glass technologies                   4,023        3,484       15%

      Auto glass                           6,205        5,573       11%

      Corporate and other                   (432)        (260)      66%
                                      -----------------------   ---------
      Total                            $  10,357     $  7,798       33%
                                      =======================   =========


Building Products & Services (BPS)
- ----------------------------------
BPS's continuing efforts to focus on profitability produced another quarter of improved results. Sales were slightly behind last year's first quarter figure, but were up 5% when adjusting for the absence of the divested Nanik group. When also adjusting for the additional week contained in last year's first quarter, BPS's sales were up approximately 14%.

The segment made a nominal profit compared to a small loss for the same period a year ago. The profit was primarily due to the Wausau Architectural Products group. The segment's Harmon Contract curtainwall and full service glazing groups made small operating profits for the period, while the detention and security unit suffered a loss for the quarter. The benefits of cost reductions and operating improvements, along with better project selection and management, continue to be reflected in the segment's quarter-to-quarter earnings comparisons, which again showed steady, if modest, improvement.

BPS anticipates reporting favorable earnings comparisons for the remainder of the fiscal year as newer, higher-margin projects move out of backlog, replacing lower-margin projects reaching completion.

Glass Technologies (GT)
- -----------------------
As a result of the litigation and court proceedings described in the next paragraph, Marcon Coatings (Marcon) and Viratec Thin Films (Viratec) were consolidated in Apogee's financial statements beginning with the first quarter of fiscal 1997, and are reflected in the GT segment. Through fiscal 1996, Marcon and Viratec were accounted by the equity method, with the 50% equity in Marcon's and Viratec's net earnings included in "Equity in net earnings of affiliated companies" in Apogee's Consolidated Results of Operations.

In November 1995, Apogee's 50% joint venture partner (JV Partner) in Marcon/Viratec commenced litigation against Apogee, alleging claims for damages and seeking to have the Court order Apogee to sell its 50% interest to the JV Partner. Apogee filed counterclaims seeking to have the JV Partner's 50% interest sold to Apogee. In March 1996, the Court ordered the JV partner to sell shares representing its 50% interest in Marcon/Viratec to Apogee upon payment by Apogee of fair value for those shares as determined by the Court. The JV Partner's rights and status as shareholder and directors were terminated as of the effective date of the order and the fair value for the shares is to be determined by the Court after further proceedings. The Court has not yet scheduled a trial or hearing to determine fair value. In April 1996, the court ordered Apogee to post security of $50 million for the ultimate payment of the purchase price for the JV Partner's shares. Accordingly, Apogee posted a letter of credit in the amount of $50 million in May 1996. The amount of the letter of credit is intended as security and is not intended to reflect the Court's view on the fair value for the shares. The Court has taken under advisement certain motions brought by the parties, including a motion by the JV Partner for reconsideration of the March 4, 1996 order termination its rights and status as a shareholder.

GT had another solid first quarter, reporting double-digit sales and earnings growth when compared to the same period a year ago. After adjusting for first-time inclusion of Marcon/Viratec and the additional week contained in last year's first quarter, sales were up 7%.

Viracon, GT's architectural glass fabrication unit, experienced some shipping delays during the quarter, but was still able to deliver improved results when compared to last year. Viracon continues to add capacity as it works on various manufacturing expansion projects. The unit believes the additional capacity will allow it to penetrate the mid-performance architectural glass market.

Viratec Thin Films reported a slim operating profit as pricing pressures continue to affect its flat glass business. Tru Vue, the segment's picture framing products unit, produced a slightly lower operating profit than a year ago on flat sales in a seasonally slow portion of its year.

GT anticipates continued strong demand for fabricated architectural glass products and believes that additional fabrication capacity will allow it to report earnings improvement in future quarters.

Auto Glass ( AG)
- ----------------
AG reported growth in both revenues and earnings for the first quarter of fiscal 1997. The gains were due to a combination of increased unit volume and a moderate price increase. The segment believes its efforts to meet customer needs through enhanced information systems and exemplary customer service has helped to improve market share. The costs of long-term business initiatives, including both marketing efforts and information systems development, dampened the benefit of the sales gains.

The segment opened 2 retail stores, while closing 1 locations, bringing the total number of retail stores to 265 in 36 states. AG also opened 3 new wholesale depots for a total 63 wholesale depots and 8 Midas Muffler franchises. Expansion opportunities continue to be explored.

Based on current industry trends, AG expects to produce a solid operating results for the year. However, fluctuating demand for automotive replacement glass and pricing pressures, along with the added costs of its selling and administrative initiatives, may result in quarter-to-quarter variations in earnings comparisons.

Backlog
- -------
On June 1, 1996, Apogee's consolidated backlog was $434.6 million, up 5% from fiscal year end and slightly more than $430.3 million a year ago. For comparative purposes, a year ago numbers have been adjusted to include Viratec Thin Films backlog and also includes a correction to New Construction-international backlog. Backlog growth came from Glass Technologies' architectural glass manufacturer and BPS's New Construction-Europe units which are both experiencing higher demand and growth.

Consolidated
- ------------
The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.



                                                      Percentage of Sales
                                                      -------------------
                                                         1997       1996
                                                         ----       ----
        Net sales                                       100.0      100.0
        Cost of sales                                    84.1       85.4
                                                        -----      -----
          Gross profit                                   15.9       14.6
        Selling, general and
         administrative expenses                         11.4       11.0
                                                        -----      -----
          Operating income                                4.5        3.6
        Interest expense, net                             1.0        0.8
                                                        -----      -----
          Earnings before taxes                           3.5        2.8
        Income taxes                                      1.3        1.1
        Equity in net loss (earnings) of
         affiliated companies                               -          -
        Minority interest                                   -        0.1
                                                        -----      -----
          Net earnings                                    2.2        1.6
                                                        =====      =====

        Effective tax rate                               36.9%      39.6%

On a consolidated basis, cost of sales, as a percentage of net sales, fell due to better margins at BPS and AG's wholesale units. Selling, general and administrative (SG&A) expenses increased as a percentage of sales. Expenses relating to higher activity also rose -- commissions, marketing expenses, bonuses and profit sharing expense. Net interest expense increased due to higher interest rates and borrowing levels than experienced a year ago.

The effective income tax rate dropped as improved earnings and a shift towards greater export sales and international operations activity helped the overall rate fall slightly.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
At quarter end, the Company's working capital decreased about $13 million from the beginning of the quarter. The decrease was due to higher sales activity reflecting increases in accounts receivable ($6 million), inventories ($4 million) and cash ($7 million). However, current bank debt decreased $4 million. This substitution was caused primarily by higher overseas cash holdings.

Bank borrowings stood at $78.0 million at June 1, 1996, slightly more than a $17 million decrease in borrowings from a year ago. Apogee's long-term debt was 33% of total capitalization.

In May 1996, a five-year multi-currency, committed credit facility was obtained in the amount of $150 million, replacing the previous credit agreements. The agreement requires Apogee to maintain minimum levels of net worth and certain financial ratios.

Additions to property, plant and equipment totaled approximately $6.7 million. Major items included expenditures for data management, information processing and facility expansions throughout the Company. For information relating to the purchase of Marcon and Viratec, please see the cash flow statement on page 5 and related footnote.

CAUTIONARY STATEMENTS

A number of factors should be considered in conjunction with any discussion of operations or results by the Company or its representatives and any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company. These factors are set forth in the cautionary statements filed as
Exhibit 99 to the Company's Form 10-K and include, without limitation, cautionary statements regarding (i) industry conditions, including that the industries in which the business segments compete are cyclical in nature and sensitive to changes in general economic conditions, (ii) the competitive environment in which the Company's business segments operate, including that the industries are highly competitive and fairly mature, and (iii) the Company's international operations are subject to the general risks of doing business abroad and of entering new markets. The Company wishes to caution investors and other to review the statements set forth in Exhibit 99 and that other factors may prove to be important in affecting the Company's business or results of operations. These cautionary statements should be considered in connection with this Form 10-Q, including the forward looking statements contained in the Management's discussion and analysis of the Company's three business segments. These cautionary statements are intended to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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


                                       APOGEE ENTERPRISES, INC.


Date:      July 16, 1996               /s/ Donald W. Goldfus
      ------------------------         -------------------------------------
                                       Donald W. Goldfus
                                       Chairman of the Board,
                                       Chief Executive Officer and President


Date:       July 16, 1996              /s/ Terry L. Hall
      -------------------------        ------------------------------------
                                       Terry L. Hall
                                       Vice President Finance and
                                       Chief Financial Officer

                                EXHIBITS INDEX

Exhibit                                                        Page
- -------                                                        ----

Exhibit 11     Statement of Determination of Common Shares
                and Common Share Equivalents                    13

Exhibit 27     Financial Data Schedule (EDGAR filing only)      14