Form 10-Q
period 1996-08-31
APOGEE ENTERPRISES INC
filed 1996-10-15
CIK 6845

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

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended August  31, 1996  Commission File Number 0-6365
                       ----------------                         ------

                           APOGEE ENTERPRISES, INC.
               -------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

                      Minnesota                  41-0919654
               -----------------------      --------------------
               (State of Incorporation)     (IRS Employer ID No.)


      7900 Xerxes Avenue South, Suite 1800, Minneapolis, Minnesota  55431
      -------------------------------------------------------------------
                   (Address of Principal Executive Offices)


                Registrant's Telephone Number   (612) 835-1874
                                                --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO
                                        -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


           Class                            Outstanding at September 30, 1996
----------------------------------     -----------------------------------------
Common Stock, $.33-1/3 Par Value                         13,666,088

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               TABLE OF CONTENTS
                     FOR THE QUARTER ENDED AUGUST 31, 1996


          Description                                           Page
          -----------                                           ----

PART I
------

Item 1.   Financial Statements

          Consolidated Balance Sheets as of August 31, 1996
            and March 2, 1996                                     3

          Consolidated Results of Operations for the
            Three Months and Six Months Ended
            August 31, 1996 and September 2, 1995                 4

          Consolidated Statements of Cash Flows for
            the Six Months Ended August 31, 1996
            and September 2, 1995                                 5

          Notes to Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations      7-10

PART II   Other Information
-------

Item 4    Submission of matters to a Vote of Security Holders    11

Item 6.   Exhibits                                               11

          Exhibit Index                                          13

          Exhibit 11                                             14


                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                                                                                  August 31,       March 2,
                                                                                     1996            1996
                                                                                  ----------       --------
ASSETS
Current assets
 Cash and cash equivalents (including restricted funds of
  $63 and $208, respectively)                                                      $  5,305        $  7,389
 Receivables, net of allowance for doubtful accounts                                183,372         158,368
 Inventories                                                                         59,584          54,484
 Costs and earnings in excess of billings on uncompleted contracts                   41,498          26,276
 Deferred tax assets                                                                  5,365           6,689
 Other current assets                                                                 5,729           5,353
                                                                                   --------        --------
  Total current assets                                                              300,853         258,559
                                                                                   --------        --------

Property, plant and equipment, net                                                  110,979          78,485
Marketable securities - insurance subsidiary                                         14,887          12,231
Investments in and advances to affiliated companies                                      --          15,821
Investments                                                                             999             612
Intangible assets, at cost less accumulated amortization                             16,776          10,332
Deferred tax assets                                                                   8,220           6,970
Other assets                                                                          2,248           3,126
                                                                                   --------        --------
  Total assets                                                                     $454,962        $386,136
                                                                                   ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable                                                                  $ 68,981        $ 57,678
 Accrued expenses                                                                    81,897          52,430
 Billings in excess of costs and earnings on uncompleted contracts                   31,709          19,470
 Accrued income taxes                                                                11,301           7,634
 Current installments of long-term debt                                               5,254           5,265
                                                                                   --------        --------
  Total current liabilities                                                         199,142         142,477
                                                                                   --------        --------

Long-term debt                                                                       77,166          79,102
Other long-term liabilities                                                          28,147          24,180
Minority interest                                                                       347           1,456

Shareholders' equity
 Common stock, $.33 1/3 par value; authorized 50,000,000 shares; issued
  and outstanding 13,660,000 and 13,517,000 shares, respectively                      4,553           4,506
 Additional paid-in capital                                                          23,387          20,445
 Retained earnings                                                                  123,366         113,970
 Unamortized deferred compensation                                                   (1,000)             --
 Unrealized loss on marketable securities                                              (146)             --
                                                                                   --------        --------
  Total shareholders' equity                                                        150,160         138,921
                                                                                   --------        --------
  Total liabilities and shareholders' equity                                       $454,962        $386,136
                                                                                   ========        ========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                     AUGUST 31, 1996 AND SEPTEMBER 2, 1995
           (Thousands of Dollars Except Share and Per Share Amounts)

                                       Three Months Ended           Six Months Ended
                                  -------------------------   ---------------------------
                                   August 31,   September 2,    August 31,    September 2,
                                     1996           1995          1996            1995
                                  ----------    -----------   -----------     -----------
Net sales                           $253,154       $222,186      $481,762        $441,218
Cost of sales                        210,838        190,362       403,059         377,469
                                    --------       --------      --------        --------
  Gross profit                        42,316         31,824        78,703          63,749
Selling, general and
 administrative expenses              27,792         21,126        53,822          45,253
                                    --------       --------      --------        --------
  Operating income                    14,524         10,698        24,881          18,496
Interest expense, net                  1,901          1,711         4,256           3,463
Other income, net                        ---           (161)          ---            (161)
                                    --------       --------      --------        --------
   Earnings before below taxes
     and other items below            12,623          9,148        20,625          15,194
Income taxes                           4,629          3,301         7,583           5,698
Equity in net loss of
 affiliated companies                    ---            226            60             149
Minority Interest                         14            (25)           26             220
                                    --------       --------      --------        --------
  Net earnings                      $  7,980       $  5,646      $ 12,956        $  9,127
                                    ========       ========      ========        ========
Earnings per share:                 $    .57       $    .41      $    .93        $    .67
                                    ========       ========      ========        ========
Weighted average number of
 common shares and common share
 equivalents outstanding          14,008,000     13,637,000    13,919,000      13,630,000
                                  ==========     ==========    ==========      ==========

Cash dividends per common
 share                              $   .085       $    .08      $    .17        $    .16
                                    ========       ========      ========        ========

          See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED AUGUST 31, 1996 AND SEPTEMBER 2, 1995
                             (Thousands of Dollars)


                                                                          1996        1995
                                                                          ----        ----
OPERATING ACTIVITIES
Net earnings                                                            $ 12,956     $ 9,127
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                                         11,945       8,283
    Provision for losses on accounts receivable                              987         632
    Deferred income tax expense                                              374      (1,200)
    Gain on sale of Nanik Window Coverings Group                             ---      (4,709)
    Equity in net loss of affiliated
     companies                                                                60         149
    Minority interest                                                         26         220
    Other, net                                                               452        (343)
    Changes in operating assets and liabilities,
     net of effect of acquisitions:
       Receivables                                                       (21,098)     (3,892)
       Inventories                                                        (2,563)     (5,280)
       Costs and earnings in excess of billings on
        uncompleted contracts                                            (15,222)      2,197
       Other current assets                                                   30       1,959
       Accounts payable and accrued expenses (1)                          33,370       1,671
       Billings in excess of costs and earnings
        on uncompleted contracts                                          12,239        (988)
       Accrued income taxes                                                3,358        (430)
       Other long-term liabilities                                         3,967         780
                                                                        --------     -------
         Net cash provided by operating activities                        40,881       8,176
                                                                        --------     -------

INVESTING ACTIVITIES
Capital expenditures                                                     (15,087)     (9,536)
Acquisition of businesses, net of cash acquired (1)                      (23,671)       (446)
Investments in and advances to affiliated companies                          ---      (2,807)
Increase in marketable securities                                         (2,802)        ---
Proceeds from sale of Nanik Window Coverings Group                           ---      18,250
Proceeds from sale of property and equipment                               1,853         296
Other, net                                                                  (684)        (65)
                                                                       ---------     -------
         Net cash (used in) provided by investing activities             (40,391)      5,692
                                                                       ---------     -------

FINANCING ACTIVITIES
Increase in notes payable                                                    ---         535
Payments on long-term debt                                                (1,947)     (1,030)
Proceeds from issuance of common stock                                     3,091         819
Purchase and retirement of common stock                                   (1,396)       (240)
Dividends paid                                                            (2,322)     (2,160)
                                                                       ---------     -------
         Net cash (used in) financing activities                          (2,574)     (2,076)
                                                                       ---------     -------

(Decrease)/increase in cash                                               (2,084)     11,792
Cash and cash equivalents at beginning of period                           7,389       2,894
                                                                       ---------     -------
Cash and cash equivalents at end of period                             $   5,305     $14,686
                                                                       =========     =======

(1) The estimated cost of the Marcon and Viratec acquisition, subject to the determination of the Court as described on page 8, included in investing activities is offset by an increase in accrued expenses included in operating activities.

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation
    ---------------------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 1996 and March 2, 1996, the results of operations for the three months and six months ended August 31, 1996 and September 2, 1995 and cash flows for the six months ended August 31, 1996 and September 2, 1995.

    The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes.

    The results of operations for the six-month period ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year.

    Accounting period
    -----------------

    The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November. The first quarter of fiscal 1997 consisted of 13 weeks while the first quarter of fiscal 1996 had 14 weeks. Consequently, Fiscal 1997 is a fifty-two week year while fiscal 1996 was a fifty-three week year.

2.  INVENTORIES

    Inventories consist of the following:


                                   August 31,     March 2,
                                      1996          1996
                                   ----------     --------

    Raw materials and supplies     $12,378        $10,402
    In process                       4,908          3,964
    Finished goods                  42,298         40,118
                                    ------         ------

                                   $59,584        $54,484
                                    ======         ======

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


SALES AND EARNINGS
------------------
Record second quarter net earnings of $8.0 million, or 57 cents per share, were 39% greater than last year's $5.6 million, or 41 cents a share. Revenues rose 14%, to $253 million, from $222 million a year ago. Year-to-date net earnings rose 42% to $13 million, or 93 cents per share, from $9.1 million, or 67 cents per share, a year ago. Revenues for the first six months increased 9%, to $482 million compared to $441 million a year ago.


The following table presents the percentage change in sales and operating income for the Company's three segments and on a consolidated basis, for three and six months when compared to the corresponding periods a year ago.

                                            THREE MONTHS ENDED                                SIX MONTHS ENDED
                                            ------------------                                ----------------

                                  AUG. 31,         SEPT. 2,          %              AUG. 31,        SEPT. 2,          %
                                   1996             1995            CHG              1996             1995           CHG
                                 ======================================           ======================================
SALES
Building products & services     $  122,012       $   115,886         5           $  231,202       $  227,045          2
Glass technologies                   49,474            34,735        42               93,743           73,632         27
Auto glass                           84,429            75,031        13              162,847          147,532         10
Eliminations                         -2,761            -3,466       -20               -6,030           -6,991        -14
                                 --------------------------------------           --------------------------------------
Total                            $  253,154       $   222,186        14           $  481,762       $  441,218          9
                                 ======================================           ======================================


OPERATING INCOME
Building products & services     $    2,125       $    -1,304        NM           $    2,686       $   -2,303         NM
Glass technologies                    3,904             3,483        12                7,927            6,967         14
Auto glass                            8,769             8,090         8               14,974           13,663         10
Corporate and other                    -274               429        NM                 -706              169         NM
                                 --------------------------------------           --------------------------------------
Total                            $   14,524  $         10,698        36           $   24,881       $   18,496         35
                                 ======================================           ======================================

Building Products & Services (BPS)
----------------------------------
BPS's continued focus on profitability improvement produced a nominal operating income in the second quarter. The segment's revenue gain reflected strong activity levels at all of BPS's units. When adjusted for the July 1995 divestiture of the Nanik group revenues grew 10% on a comparative basis. The segment's operating income gain was a result of cost reductions and operating efficiencies at the segment's Harmon Contract and Wausau Architectural Products operating units.

BPS has reported three consecutive quarters of operating income and it currently anticipates favorable year over year comparisons for the remainder of the fiscal year.


Glass Technologies (GT)
-----------------------
As a result of the litigation and court proceedings described in the next paragraph, Marcon Coatings (Marcon) and Viratec Thin Films (Viratec) were consolidated in Apogee's financial statements beginning with this fiscal year, and are reflected in the GT segment. Through fiscal 1996, Marcon and Viratec were accounted by the equity method, with the 50% equity in Marcon's and Viratec's net earnings included in "Equity in net earnings of affiliated companies" in Apogee's Consolidated Results of Operations.

In November 1995, Apogee's 50% joint venture partner (JV Partner) in Marcon/Viratec commenced litigation against Apogee, alleging claims for damages and seeking to have the Minnesota State Court (Court) order Apogee to sell its 50% interest to the JV Partner. Apogee filed counterclaims seeking to have the JV Partner's 50% interest sold to Apogee. In March 1996, the Court ordered the JV partner to sell shares representing its 50% interest in Marcon/Viratec to Apogee upon payment by Apogee of fair value for those shares as determined by the Court. The JV Partner's rights and status as shareholder, its related rights to appoint directors, were terminated as of the effective date of the order and the fair value for the shares is to be determined by the Court after further proceedings. The Court has not yet scheduled a trial or hearing to determine fair value. In April 1996, the Court ordered Apogee to post security of $50 million for the ultimate payment of the purchase price for the JV Partner's shares. Accordingly, Apogee posted a letter of credit in the amount of $50 million in May 1996. The amount of the letter of credit is intended as security and is not intended to reflect the Court's view on the fair value for the shares. The Court has taken under advisement certain motions brought by the parties, including a motion by the JV Partner for reconsideration of the March 4, 1996 order terminating its rights and status as a shareholder.


GT's second quarter produced double-digit percentage revenue and earnings gains when compared to the same period a year ago. After adjusting for the inclusion of Marcon and Viratec, revenues were up 22% on a quarter to quarter comparison. The growth was largely due to record bookings and strong demand experienced at Viracon, the segment's high-performance architectural glass fabricator. The unit increased its capacity by 25% this year and is moving forward with additional production capacity expansion plans to meet the current and expected future demand for its products. Viracon is currently booking production into next spring.


Viratec's results have been less than were anticipated by the Company at the beginning of the fiscal year. Depressed sales and lower earnings are a result of pricing pressures in the flat glass business and weak demand for its direct coatings business. GT's Tru Vue, the custom picture framing glass unit, reported solid earnings during the quarter and margin improvements largely due to favorable material costs.

Through fiscal year end, GT currently anticipates current product demand levels to lead to further profit growth for its Viracon and Tru Vue units, while Viratec is expected to face continued pricing issues and soft product demand.

Auto Glass (AG)
---------------

AG achieved solid earnings and revenue gains during the quarter. The growth in operating income occurred despite a charge that was taken due to obsolescent inventories. Excluding the write-down on inventories, operating income would have increased 21%. The segment also reported a 6.7% improvement in same-location sales. The segment's windshield fabricating unit generated higher windshield sales for the quarter, outpacing industry measures. AG continues to benefit from a modest industry-wide price increase instituted last spring.

For the first six months, the segment opened 6 distribution centers and 15 retail locations while closing 1 distribution center and 7 retail locations for a quarter end total of 63 and 262, respectively. The segment also has 8 Midas Muffler franchises. Expansion opportunities, including both possible acquisitions and start-up operations, continued to be investigated.

AG continues to anticipate a solid operating profit for the remainder of the fiscal year. However, wavering demand for automotive replacement glass and price fluctuations, may cause the segment to report earning deviations on a quarter to quarter comparison, particularly in the latter half of the fiscal year, traditionally the segment's seasonally slower time of the year.

Backlog
-------

On August 31, 1996, Apogee's consolidated backlog stood at $399 million, up 7% from the $374 million reported a year ago, but down 8% from first quarter. While all three segments reported mixed changes from first quarter, the most notable negative variances occurred at BPS's New Construction-International (down 8%) and GT's Viratec (down 24%) units. Backlog growth was reported at BPS's Detention and Wausau Architectural Products (Wausau Metals).

Consolidated
------------
The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.

                                                                  Three Months                               Six Months
                                                                      Ended                                     Ended
                                                        ---------------------------------         ---------------------------------

                                                        Aug. 31, 1996       Sept. 2, 1995         Aug. 31, 1996       Sept. 2, 1995
                                                        -------------       -------------         -------------       -------------

Net sales                                                   100.0               100.0                 100.0               100.0
Cost of sales                                                83.3                85.7                  83.7                85.6
                                                            -----               -----                 -----               -----
  Gross profit                                               16.7                14.3                  16.3                14.4
Selling, general and administrative expenses                 11.0                 9.5                  11.2                10.3
                                                            -----               -----                 -----               -----
  Operating income                                            5.7                 4.8                   5.2                 4.2
Interest expense, net                                         0.8                 0.8                   0.9                 0.8
Other income, net                                               -                (0.1)                    -                   -
                                                            -----               -----                 -----               -----
  Earnings before income taxes
   and other items below                                      5.0                 4.1                   4.3                 3.4
Income taxes                                                  1.8                 1.5                   1.6                 1.3
Equity in net earnings of affiliated companies                  -                 0.1                     -                   -
Minority interest                                               -                   -                     -                   -
                                                            -----               -----                 -----               -----
  Net earnings                                                3.2                 2.5                   2.7                 2.1
                                                            =====               =====                 =====               =====

Income tax rate                                              36.7%               36.1%                 36.8%               37.5%
                                                            =====               =====                 =====               =====

On a consolidated basis for the three-month and six-month periods, gross profit, as a percentage of net sales, rose primarily due to BPS's focus on margin improvement instituted in fiscal 1995. The growth was slightly offset by lower margins at AG's Curvlite unit as a result of tighter pricing in the auto glass fabricating market. Selling, general and administrative expenses (SG & A) increased largely due to higher commissions and profit sharing expenses relating to higher sales activity and earnings growth. Net interest expense rose despite a decline in borrowing levels. The increase reflects the accrual of interest connected with the Viratec and Marcon matter discussed on previous pages.

The effective income tax rate of 36.8% increased slightly due to increased domestic income in the Company's jurisdictional mix.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash balances were lower at quarter end as cash was used to pay down borrowing levels. Receivables, inventories and costs in excess of billings increased reflecting higher sales levels due to the seasonality of the businesses. Accrued expenses, accounts payable and billings in excess of costs also grew with the increased activity levels. Despite the 14% sales growth, consolidated working capital of $101.7 million was 20% lower than last year's $127.7 million as current liabilities related to higher activity and the Viratec and Marcon matter out-paced current asset growth. Borrowing levels declined modestly from year end. Total debt of $82.4 million at August 31, 1996, represented 30% of invested capital.

Additions to property, plant and equipment totaled $15.1 million for the first half of the fiscal year. Major components of these additions included expenditures for information processing systems and facility expansion. For information relating to the purchase of Marcon and Viratec, please see the cash flow statement on page 5 and related footnote.


CAUTIONARY STATEMENTS
---------------------
A number of factors should be considered in conjunction with any discussion of operations or results by the Company or its representatives and any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company. These factors are set forth in the cautionary statements filed as
Exhibit 99 to the Company's Form 10-K for the fiscal year ended March 2, 1996 and include, without limitation, cautionary statements regarding (i) industry conditions, including that the industries in which the business segments compete are cyclical in nature and sensitive to changes in general economic conditions,
(ii) the competitive environment in which the Company's business segments operate, including that the industries are highly competitive and fairly mature, and (iii) the Company's international operations are subject to the general risks of doing business abroad and of entering new markets. The Company wishes to caution investors and other to review the statements set forth in Exhibit 99 and that other factors may prove to be important in affecting the Company's business or results of operations. These cautionary statements should be considered in connection with this Form 10-Q, including the forward looking statements contained in the Management's discussion and analysis of the Company's three business segments. These cautionary statements are intended to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                                    PART II

                               OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Apogee Enterprises, Inc. Annual Meeting of Shareholders was held on June 18, 1996. The total number of outstanding shares on the record date for the Annual Meeting was 13,538,244. Eighty-one percent of the total outstanding shares were represented in person or by proxy at the meeting.

The candidates for election as Class I Directors listed in the proxy statement were elected to serve three-year terms, expiring at the 1999 annual meeting. The proposal to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the Company was also approved. The results of these matters voted upon by shareholders are listed below.

                                       Number of Shares
                                       ----------------

                                  In Favor        Withheld          Abstained
                                  --------        --------          ---------


Election of Class I Directors:
  Barbara B. Grogan               10,489,258       416,117
  Stephen C. Mitchell             10,432,589       472,777
  D. Eugene Nugent                10,432,887       472,488

Ratification of the appointment
  of KPMG Peat Marwick LLP as
  independent auditors            10,723,762       108,082          73,534

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


                                       APOGEE ENTERPRISES, INC.


Date:       October 15, 1996           /s/ Terry L. Hall
       ----------------------------    -----------------------------------------
                                       Terry L. Hall
                                       Vice President of Finance and Chief
                                         Financial Officer




Date:       October 15, 1996           /s/ Percy C. Tomlinson Jr.
      -----------------------------    -----------------------------------------
                                       Percy C. Tomlinson Jr.
                                       Treasurer and Secretary

                                 EXHIBIT INDEX

Exhibit                                                         Page
-------                                                         ----

Exhibit 11     Statement of Determination of Common Shares
                 and Common Share Equivalents                    13

Exhibit 27     Financial Data Schedule (EDGAR filing only)       14