Form 10-Q
period 1996-11-30
APOGEE ENTERPRISES INC
filed 1997-01-13
CIK 6845

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended  November 30, 1996  Commission File Number 0-6365
                        -----------------                         ------

                           APOGEE ENTERPRISES, INC.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

                     Minnesota                      41-0919654
               ------------------------        ---------------------
               (State of Incorporation)        (IRS Employer ID No.)


      7900 Xerxes Avenue South, Suite 1800, Minneapolis, Minnesota  55431
      -------------------------------------------------------------------
                   (Address of Principal Executive Offices)


                Registrant's Telephone Number   (612) 835-1874
                                               ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES    X         NO
                                       --------        --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                                Outstanding at December 31, 1996
--------------------------------                --------------------------------
Common Stock, $.33-1/3 Par Value                             13,712,500

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               TABLE OF CONTENTS
                    FOR THE QUARTER ENDED NOVEMBER 30, 1996


           Description                                                     Page
           -----------                                                     ----

PART I
------

Item 1.    Financial Statements

           Consolidated Balance Sheets as of November 30, 1996
            and March 2, 1996                                                 3

           Consolidated Results of Operations for the
            Three Months and Nine Months Ended
            November 30, 1996 and December 2, 1995                            4

           Consolidated Statements of Cash Flows for
            the Nine Months Ended November 30, 1996 and December 2, 1995      5

           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  7-10

PART II    Other Information
-------

Item 6.    Exhibits                                                          11

           Exhibit Index                                                     13

           Exhibit 11                                                        14
           Exhibit 27 (EDGAR filing only)

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                                                                            November 30,   March 2,
                                                                                1996         1996
                                                                            ------------   --------
ASSETS

Current assets
  Cash and cash equivalents (including restricted funds of
    $61 and $885, respectively)                                                 $  4,109   $  7,389
  Receivables, net of allowance for doubtful accounts                            198,705    158,368
  Inventories                                                                     61,584     54,484
  Costs and earnings in excess of billings on uncompleted contracts               23,072     26,276
  Deferred tax assets                                                              5,253      6,689
  Other current assets                                                             6,115      5,353
                                                                                --------   --------
    Total current assets                                                         298,838    258,559
                                                                                --------   --------

Property, plant and equipment, net                                               110,947     78,485
Marketable securities - insurance subsidiary                                      17,172     12,231
Investments in and advances to affiliated companies                                    -     15,821
Investments                                                                          868        612
Intangible assets, at cost less accumulated amortization                          24,077     10,332
Deferred tax assets                                                                8,220      6,970
Other assets                                                                       2,344      3,126
                                                                                --------   --------
    Total assets                                                                $462,466   $386,136
                                                                                ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                              $ 63,046   $ 57,678
  Accrued expenses                                                                83,577     52,430
  Billings in excess of costs and earnings on uncompleted contracts               42,517     19,470
  Accrued income taxes                                                            10,840      7,634
  Current installments of long-term debt                                           5,254      5,265
                                                                                --------   --------
    Total current liabilities                                                    205,234    142,477
                                                                                --------   --------

Long-term debt                                                                    72,413     79,102
Other long-term liabilities                                                       28,010     24,180
Minority interest                                                                      -      1,456

Shareholders' equity
  Common stock, $.33-1/3 par value; authorized 50,000,000 shares; issued
    and outstanding 13,683,000 and 13,517,000 shares, respectively                 4,561      4,506
  Additional paid-in capital                                                      23,671     20,445
  Retained earnings                                                              129,662    113,970
  Unamortized deferred compensation                                               (1,500)         -
  Unrealized gain on marketable securities                                            45          -
  Foreign currency translation                                                       370          -
                                                                                --------   --------
    Total shareholders' equity                                                   156,809    138,921
                                                                                --------   --------
    Total liabilities and shareholders' equity                                  $462,466   $386,136
                                                                                ========   ========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED RESULTS OF OPERATIONS
                  FOR THE THREE MONTHS AND NINE MONTHS ENDED
                    NOVEMBER 30, 1996 AND DECEMBER 2, 1995
           (Thousands of Dollars Except Share and Per Share Amounts)

                                            Three Months Ended               Nine Months Ended
                                       ----------------------------     ----------------------------
                                       November 30,     December 2,     November 30,     December 2,
                                          1996             1995            1996             1995
                                       ------------     -----------     ------------     -----------
Net sales                                $  228,781      $  215,487      $   710,543      $  656,705
Cost of sales                               188,664         187,223          591,723         564,692
                                         ----------      ----------      -----------      ----------
  Gross profit                               40,117          28,264          118,820          92,013

Selling, general and
 administrative expenses                     27,634          20,027           81,456          65,280
                                         ----------      ----------      -----------      ----------
 Operating income                            12,483           8,237           37,364          26,733

Interest expense, net                         1,912           1,145            6,168           4,608
Other income, net                                 -               -                -            (161)
                                         ----------      ----------      -----------      ----------
 Earnings before income taxes
  and other items below                      10,571           7,092           31,196          22,286

Income taxes                                  3,667           2,509           11,250           8,207
Equity in (net earnings) loss of
 affiliated companies                             -            (305)              60            (156)
Minority interest                              (698)           (284)            (672)            (64)
                                         -----------     ----------      -----------      ----------
 Net earnings                            $    7,602      $    5,172       $   20,558      $   14,299
                                         ==========      ==========       ==========      ==========
Earnings per share                       $     0.54      $     0.38       $     1.47      $     1.05
                                         ==========      ==========       ==========      ==========
Weighted average number of
 common shares and common
 share equivalents outstanding           14,027,000      13,599,000       13,955,000      13,620,000
                                         ==========      ==========       ==========      ==========
Cash dividends per common
 share                                   $     .090      $     .085       $     .260      $     .245
                                         ==========      ==========       ==========      ==========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996 AND DECEMBER 2, 1995
                             (Thousands of Dollars)


OPERATING ACTIVITIES                                              1996                   1995
                                                                --------               --------
Net earnings                                                    $ 20,558               $ 14,299
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                                 17,395                 12,615
    Provision for losses on accounts receivable                    1,492                    421
    Deferred income tax                                              486                 (1,800)
    Gain on sale of Nanik Window Covering Group                        -                 (4,709)
    Equity in loss (net earnings) of affiliated companies             60                   (156)
    Minority interest                                               (672)                   (64)
    Other, net                                                     1,071                 (1,172)
    Changes in operating assets and liabilities,
      net of effect of acquisitions:
        Receivables                                              (36,936)                (8,336)
        Inventories                                               (4,563)                (3,223)
        Costs and earnings in excess of billings on
          uncompleted contracts                                    3,204                 (7,144)
        Other current assets                                        (356)                 1,506
        Accounts payable and accrued expenses (1)                 28,615                  4,018
        Billings in excess of costs and earnings
         on uncompleted contracts                                 23,047                  1,273
        Accrued income taxes                                       2,897                   (552)
        Other long-term liabilities                                3,830                    709
                                                                --------               --------
         Net cash provided by operating activities                60,128                  7,685
                                                                --------               --------

INVESTING ACTIVITIES
Capital expenditures                                             (22,512)               (16,677)
Acquisition of businesses, net of cash acquired (1)              (28,969)                  (446)
Investments in and advances to affiliated companies                    -                 (1,318)
Increase in marketable securities                                 (4,896)                     -
Proceeds from sale of Nanik Window Coverings Group                     -                 18,250
Proceeds from sale of property and equipment                       1,889                    313
Other, net                                                          (649)                   (65)
                                                                --------               --------
         Net cash (used in) provided by investing activities     (55,137)                    57
                                                                --------               --------

FINANCING ACTIVITIES
Increase in notes payable                                              -                  5,485
Payments on long-term debt                                        (6,700)                (5,280)
Proceeds from issuance of common stock                             3,380                  1,015
Purchase and retirement of common stock                           (1,396)                  (240)
Dividends paid                                                    (3,555)                (3,304)
                                                                --------               --------
         Net cash (used in) financing activities                  (8,271)                (2,324)
                                                                --------               --------

(Decrease)/increase in cash                                       (3,280)                 5,418
Cash and cash equivalents at beginning of period                   7,389                  2,894
                                                                --------               --------
Cash and cash equivalents at end of period                      $  4,109               $  8,312
                                                                ========               ========

(1) The estimated cost, as of November 30, 1996, for the Marcon and Viratec acquisition included in investing activities is offset by an increase in accrued expenses included in operating activities.

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

    Principles of Consolidation
    ---------------------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1996 and March 2, 1996, and the results of operations for the three months and nine months ended November 30, 1996 and December 2, 1995 and cash flows for the nine months ended November 30, 1996 and December 2, 1995.

    The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes.

    The results of operations for the nine-month period ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year.

    Accounting period
    -----------------

    The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November. The first quarter of fiscal 1997 consisted of 13 weeks, while the first quarter of fiscal 1996 had 14 weeks. Consequently, fiscal 1997 is a 52 week year while fiscal 1996 is a 52 week year.

2.    Inventories

      Inventories consist of the following:

                                  November 30,     March 2,
                                      1996          1996
                                  ------------     --------

    Raw materials and supplies      $13,154         $10,402
    In process                        5,243           3,964
    Finished goods                   43,187          40,118
                                    -------         -------

                                    $61,584         $54,484
                                    =======         =======

3.  Subsequent events

    On January 13, 1997, the Company and Marvin Lumber and Cedar Company announced that they agreed to a comprehensive settlement of all claims with respect to the Marcon Coatings and Viratec Thin Films transaction.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

SALES AND EARNINGS
------------------

Net earnings for the third quarter rose 47 percent to $7.6 million, or 54 cents per share, from $5.2 million, or 38 cents per share, a year earlier. Sales for the period rose 6 percent to $228.8 million, up from $215.5 million a year ago. Year-to-date net earnings and sales have risen by 44 percent and 8 percent, respectively. Earnings per share grew to $1.47, compared to $1.05 a year ago.

The following table presents the percentage change in sales and operating income for the Company's three segments and on a consolidated basis, for three and nine months when compared to the corresponding periods a year ago.

                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                        -----------------------            -------------------
                                       NOV. 30,  DEC. 2,     %          NOV. 30,   DEC. 2,     %
                                         1996     1995    Change          1996      1995     Change
                                      ===========================       ===========================
     SALES
     Building products & services      107,347   116,353     (8)%       338,549    343,398    (1)%
     Glass technologies                 50,133    39,797     26 %       143,876    113,429    27 %
     Auto glass                         73,553    62,774     17 %       236,400    210,306    12 %
     Eliminations                       (2,252)   (3,437)   (34)%        (8,282)   (10,428)  (21)%
                                      ---------------------------       --------------------------
     Total                             228,781   215,487      6 %       710,543    656,705     8 %
                                      ===========================       ==========================

     OPERATING INCOME
     Building products & services          677    (1,044)     N/M        3,363     (3,347)     N/M
     Glass technologies                  6,535     5,598     17 %       14,462     12,565     15 %
     Auto glass                          3,891     3,343     16 %       18,865     17,006     11 %
     Corporate and other                 1,380       340      N/M          674        509    (32)%
                                      ---------------------------       --------------------------
     Total                              12,483     8,237     52 %       37,364     26,733     40 %
                                      ===========================       ==========================

Building Products & Services (BPS)
----------------------------------
BPS reported its fourth consecutive quarter of operating income, versus an operating loss in the same period a year ago. The segment's operating profit was due to the solid operating results of the Detention/Security, Full Service and Architectural Products business units which produced nearly half of the segment's third quarter sales. The segment's results were offset by a $2 million loss suffered by BPS's New Construction unit as its European operations reported disappointing results in the third quarter. Lower revenues were also experienced by the New Construction unit and resulted in a decrease when compared to a year ago. The lower revenues for New Construction were expected and reflect the strict bidding disciplines instituted during fiscal 1995. BPS believes the same disciplines and project management which has produced four consecutive quarters of earnings improvement should enable it to report favorable comparisons through fiscal year end.

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

On January 13, 1997, the parties announced that they agreed to a comprehensive settlement of all claims with respect to the Marcon/Viratec matter described above. Apogee agreed to pay $41 million, in cash, to the JV Partner on or before

January 27, 1997, in exchange for the JV Partner's 50% interest, and the parties agreed irrevocably to release each other from all outstanding claims, other than certain trade accounts payable.

GT demonstrated significant growth in operating income and sales for the third quarter when compared to a year ago. Driven by solid bookings at Viracon, GT's high-performance architectural glass fabricator, and the inclusion of Viratec sales, the segment reported another quarter of revenue growth. Strong demand for Viracon's architectural products and producing at near full capacity levels led to double-digit operating income growth for the quarter. Viracon increased production capacity by 20% this summer and plans to meet the continued demand for its products by expanding its existing production an additional 20% by March 1997 and also anticipates a new plant opening in the spring of 1998.

Viratec's flat glass business operated at capacity levels and plans to expand its product lines in fiscal 1998. The unit's direct coating business continued to experience soft product demand which led to low operating earnings for the unit. The segment's custom picture framing glass unit, Tru Vue, reported another quarter of operating growth.

GT anticipates strong product demand to lead to further profit growth for its Viracon and Tru Vue units through fiscal year end, while Viratec expects to face continued insufficient product demand at least through early 1997.

Auto Glass (AG)
---------------
AG recorded substantial operating income and revenue gains in the third quarter compared to a year ago. Same-store sales were up 7% compared to the same period a year ago. The gains were due to a combination of increased unit demand for automotive replacement glass and a firming in prices at both its automotive replacement glass manufacturing business and its distribution and installation units. The segment continues to invest in information technology to provide leading-edge claims processing systems to its insurance company customers while creating operating efficiencies for all of its businesses.

On January 3, 1997, AG's Harmon AutoGlass (Harmon) unit acquired Portland Glass in a stock-for-stock transaction. Portland Glass is a large regional auto glass retailer with 46 auto glass shops in the Northeast. The transaction will add four states to Harmon's geographic coverage.

As the segment heads into its seasonally slowest sales period, it anticipates lower earning levels than experienced in the first three quarters of the fiscal year.

Backlog
-------
Apogee's consolidated backlog stood at $362 million on November 30, 1996, down 17% from the $438 million reported at the end of last year's third quarter. Disciplined project selection has contributed to the lower order rate, though BPS's New Construction unit was awarded $50 million in new U.S. projects during the quarter.

Consolidated
------------
The following table compares quarterly results with year ago results, as a percentage of sales, for each caption.


                                        Three Months                    Nine Months
                                            Ended                          Ended
                                  -------------------------       -----------------------
                                     Nov. 30,     Dec. 2,           Nov. 30,     Dec. 2,
                                      1996         1995              1996         1995
                                  ------------  -----------       -----------  ----------
Net sales                               100.0       100.0            100.0       100.0
Cost of sales                            82.5        86.9             83.3        86.0
                                  ------------  -----------       -----------  ----------
    Gross profit                         17.5        13.1             16.7        14.0
Selling, general and
 administrative expenses                 12.1         9.3             11.5         9.9
                                  ------------  -----------       -----------  ----------
    Operating income                      5.5         3.8              5.3         4.1
Interest expense, net                     0.8         0.5              0.9         0.7
Other income, net                           -           -                -           -
                                  ------------  -----------       -----------  ----------
    Earnings before income taxes
     and other items below                4.6         3.3              4.4         3.4
Income taxes                              1.6         1.2              1.6         1.2
Equity in (net earnings) loss
 of affiliated companies                    -        (0.1)               -           -
Minority interest                         (0.3)      (0.1)            (0.1)          -
                                  ------------  -----------       -----------  ----------
    Net earnings                           3.3        2.4              2.9         2.2
                                  ============  ===========       ===========  ==========
Income tax rate                            35%        35%              36%         37%
                                  ============  ===========       ===========  ==========

For the three months ended November 30, 1996, gross profit, as a percentage of net sales, improved over the year-ago figures due to firm margins experienced at GT and a shift in revenue mix at AG. Selling, general and administrative expenses (SG &A) rose reflecting the higher commissions and profit sharing expenses relating to higher sales activity and earnings growth and higher costs related to information systems upgrades and conversions throughout the Company. Year-to-date net interest expense rose despite a decline in borrowing levels. The increase reflects the accrual of interest connected with the Viratec and Marcon matter discussed on previous pages.

Liquidity and Capital Resources
-------------------------------

The November 30, 1996 balance sheet and the statement of cash flows for the nine months ended reflect the working capital needs associated with the higher sales levels and the consolidation of the Viratec and Marcon and the related acquisition costs. Accounts receivable and Billings in excess of costs and earnings increased from the beginning of the year due to higher business activity and some project payment delays experienced at BPS. Inventory levels
were also affected by the higher sales level and rose during the quarter.   The
Company plans to fund the $41 million purchase of Viratec and Marcon, as noted in previous discussion, by use of its currently available credit facilities.

Additions to property, plant and equipment totaled $22.5 million for the first nine months of the fiscal year. Major components of these additions included expenditures for GT's capacity expansion and information and communications systems throughout the Company.

During the quarter, the Company raised its quarterly cash dividend 6%, to 9.0 cents per share.

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


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

       Exhibit 11. Statement of Determination of Common Shares and Common Share Equivalents.

       Exhibit 27.   Financial Data Schedule (EDGAR filing only).

(b) Registrant filed a Current Report on Form 8-K, dated November 8, 1996, updating information on the litigation matter discussed on pages 7 and 8.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APOGEE ENTERPRISES, INC.



Date:      January 14, 1997         Terry L. Hall
      --------------------------    --------------------------------
                                    Terry L. Hall
                                    Vice President of Finance and Chief
                                    Financial Officer


Date:      January 14, 1997         Percy C. Tomlinson Jr.
      --------------------------    ----------------------------------
                                    Percy C. Tomlinson Jr.
                                    Treasurer and Secretary

                                 EXHIBIT INDEX


  Exhibit                                                       Page
  -------                                                       ----

  Exhibit 11   Statement of Determination of Common Shares
               and Common Share Equivalents                      13

  Exhibit 27   Financial Data Schedule (EDGAR filing only)       14