Form 10-Q/A
period 1996-11-30
APOGEE ENTERPRISES INC
filed 1997-01-15
CIK 6845

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q
                                Amendment No. 1

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

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED RESULTS OF OPERATIONS
                  FOR THE THREE MONTHS AND NINE MONTHS ENDED
                    NOVEMBER 30, 1996 AND DECEMBER 2, 1995
           (Thousands of Dollars Except Share and Per Share Amounts)

                                            Three Months Ended               Nine Months Ended
                                       ----------------------------     ----------------------------
                                       November 30,     December 2,     November 30,     December 2,
                                          1996             1995            1996             1995
                                       ------------     -----------     ------------     -----------
Net sales                                $  228,781      $  215,487      $   710,543      $  656,705
Cost of sales                               188,664         187,223          591,723         564,692
                                         ----------      ----------      -----------      ----------
  Gross profit                               40,117          28,264          118,820          92,013

Selling, general and
 administrative expenses                     27,634          20,027           81,456          65,280
                                         ----------      ----------      -----------      ----------
 Operating income                            12,483           8,237           37,364          26,733

Interest expense, net                         1,912           1,145            6,168           4,608
Other income, net                                 -               -                -            (161)
                                         ----------      ----------      -----------      ----------
 Earnings before income taxes
  and other items below                      10,571           7,092           31,196          22,286

Income taxes                                  3,667           2,509           11,250           8,207
Equity in net (earnings) loss of
 affiliated companies                             -            (305)              60            (156)
Minority interest                              (698)           (284)            (672)            (64)
                                         -----------     ----------      -----------      ----------
 Net earnings                            $    7,602      $    5,172       $   20,558      $   14,299
                                         ==========      ==========       ==========      ==========
Earnings per share                       $     0.54      $     0.38       $     1.47      $     1.05
                                         ==========      ==========       ==========      ==========
Weighted average number of
 common shares and common
 share equivalents outstanding           14,027,000      13,599,000       13,955,000      13,620,000
                                         ==========      ==========       ==========      ==========
Cash dividends per common
 share                                   $     .090      $     .085       $     .260      $     .245
                                         ==========      ==========       ==========      ==========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996 AND DECEMBER 2, 1995
                             (Thousands of Dollars)


OPERATING ACTIVITIES                                              1996                   1995
                                                                --------               --------
Net earnings                                                    $ 20,558               $ 14,299
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                                 17,395                 12,615
    Provision for losses on accounts receivable                    1,492                    421
    Deferred income tax                                              486                 (1,800)
    Gain on sale of Nanik Window Covering Group                        -                 (4,709)
    Equity in loss net (earnings) of affiliated companies             60                   (156)
    Minority interest                                               (672)                   (64)
    Other, net                                                     1,071                 (1,172)
    Changes in operating assets and liabilities,
      net of effect of acquisitions:
        Receivables                                              (36,936)                (8,336)
        Inventories                                               (4,563)                (3,223)
        Costs and earnings in excess of billings on
          uncompleted contracts                                    3,204                 (7,144)
        Other current assets                                        (356)                 1,506
        Accounts payable and accrued expenses (1)                 28,615                  4,018
        Billings in excess of costs and earnings
         on uncompleted contracts                                 23,047                  1,273
        Accrued income taxes                                       2,897                   (552)
        Other long-term liabilities                                3,830                    709
                                                                --------               --------
         Net cash provided by operating activities                60,128                  7,685
                                                                --------               --------

INVESTING ACTIVITIES
Capital expenditures                                             (22,512)               (16,677)
Acquisition of businesses, net of cash acquired (1)              (28,969)                  (446)
Investments in and advances to affiliated companies                    -                 (1,318)
Increase in marketable securities                                 (4,896)                     -
Proceeds from sale of Nanik Window Coverings Group                     -                 18,250
Proceeds from sale of property and equipment                       1,889                    313
Other, net                                                          (649)                   (65)
                                                                --------               --------
         Net cash (used in) provided by investing activities     (55,137)                    57
                                                                --------               --------

FINANCING ACTIVITIES
Increase in notes payable                                              -                  5,485
Payments on long-term debt                                        (6,700)                (5,280)
Proceeds from issuance of common stock                             3,380                  1,015
Purchase and retirement of common stock                           (1,396)                  (240)
Dividends paid                                                    (3,555)                (3,304)
                                                                --------               --------
         Net cash (used in) financing activities                  (8,271)                (2,324)
                                                                --------               --------

(Decrease)/increase in cash                                       (3,280)                 5,418
Cash and cash equivalents at beginning of period                   7,389                  2,894
                                                                --------               --------
Cash and cash equivalents at end of period                      $  4,109               $  8,312
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
                                    =======         =======

3.  Subsequent events

    On January 13, 1997, the Company and Marvin Lumber and Cedar Company announced that they agreed to a comprehensive settlement of all claims with respect to the Marcon Coatings and Viratec Thin Films transaction as discussed on pages 7 and 8.

    Also on January 13, 1997, the Company announced a 2 for 1 stock split in the form of an 100% Common Stock dividend payable February 14, 1997, to shareholders of record on January 28, 1997.

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
                                      ===========================       ==========================


Building Products & Services (BPS)
----------------------------------
BPS reported its fourth consecutive quarter of operating income, versus an operating loss in the same period a year ago. The segment's operating profit was due to the solid operating results of the Detention/Security, Full Service and Architectural Products business units which produced nearly half of the segment's third quarter sales. The segment's results were offset by a $2 million loss suffered by BPS's New Construction unit as its European operations reported disappointing results in the third quarter. Lower revenues were also experienced by the New Construction unit and resulted in a decrease when compared to a year ago. The lower revenues for New Construction reflect the strict bidding disciplines instituted during fiscal 1995. BPS believes this discipline and improved project management which has produced the segment's earnings improvement should enable it to report another favorable earnings comparisons in the fourth quarter.

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

In November 1995, Apogee's 50% joint venture partner (JV Partner) in Marcon/Viratec commenced litigation against Apogee, alleging claims for damages and seeking to have the Minnesota State Court (Court) order Apogee to sell its 50% interest to the JV Partner. Apogee filed counterclaims seeking to have the JV Partner's 50% interest sold to Apogee. In March 1996, the Court ordered the JV partner to sell shares representing its 50% interest in Marcon/Viratec to Apogee upon payment by Apogee of fair value for those shares as determined by the Court. The JV Partner's rights and status as a shareholder and its right to appoint directors, were terminated as of the effective date of the order.

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

GT anticipates strong product demand to lead to further profit growth for its Viracon and Tru Vue units through fiscal year end, while Viratec expects to face continued insufficient demand for its direct coated products at least through early 1997.

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

Backlog
-------
Apogee's consolidated backlog stood at $362 million on November 30, 1996, down 12% from the $413 million reported at fiscal year end. Disciplined project selection primarily in BPS's New Construction unit, has contributed to the lower order rate, although that unit was awarded $50 million in new U.S. projects during the quarter.

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
                                  ============  ===========       ===========  ==========


For the three months ended November 30, 1996, gross profit, as a percentage of net sales, improved over the year-ago figures due to firm margins experienced at GT and a shift in revenue mix at AG. In addition to the factors underlying the quarter's improvement, the nine month gross profit percentage increased as a result of margin improvement at BPS. Selling, general and administrative expenses (SG &A) rose reflecting the higher commissions and profit sharing expenses relating to higher sales activity and earnings growth and higher costs related to information systems upgrades and conversions throughout the Company. Year-to-date net interest expense rose despite a decline in borrowing levels. The increase reflects the accrual of interest connected with the Viratec and Marcon matter discussed on previous pages.


Liquidity and Capital Resources
-------------------------------

The November 30, 1996 balance sheet and the statement of cash flows for the nine months ended reflect the working capital needs associated with the higher sales levels and the consolidation of Viratec and Marcon and related acquisition costs. Accounts receivable and billings in excess of costs and earnings increased from the beginning of the year due to higher business activity and some project payment delays experienced at BPS. Inventory levels were also affected by the higher sales level and rose during the quarter. The Company plans to fund the $41 million purchase of Viratec and Marcon, as noted in previous discussion, by use of its currently available credit facilities.

Additions to property, plant and equipment totaled $22.5 million for the first nine months of the fiscal year. Major components of these additions included expenditures for GT's capacity expansion and information and communications systems throughout the Company.

During the quarter, the Company raised its quarterly cash dividend 6%, to 9.0 cents per share on a presplit basis.

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


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

       Exhibit 11. Statement of Determination of Common Shares and Common Share Equivalents.

       Exhibit 27.   Financial Data Schedule (EDGAR filing only).

(b) Registrant filed a Current Report on Form 8-K, dated October 31, 1996, updating information on the litigation matter discussed on pages 7 and 8.

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