Form 10-K
period 1997-03-01
APOGEE ENTERPRISES INC
filed 1997-05-29
CIK 6845

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 1, 1997

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-6365

                           APOGEE ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)


             Minnesota                                   41-0919654
  (State or other jurisdiction of            IRS Employer Identification Number
  incorporation or organization)

  7900 Xerxes Avenue South - Suite 1800
          Minneapolis, Minnesota                            55431
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (612) 835-1874

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock $.33-1/3 Par Value
                                Title of Class

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

     The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 1997 was $479,832,590. The number of shares outstanding of the Registrant's Common Stock at March 31, 1997 was 27,921,388.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held June 17, 1997.

                           APOGEE ENTERPRISES, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                       For the year ended March 1, 1997


PART I                 Description                                   Page
------                 -----------                                   ----

  Item 1.              Business                                        3

  Item 2.              Properties                                      7

  Item 3.              Legal Proceedings                               8

  Item 4.              Submission of Matters to a Vote
                       of Security Holders                             8

                       Executive Officers of the Registrant            8

PART II
-------

  Item 5.              Market for the Registrant's
                       Common Equity and Related
                       Stockholder Matters                             8

  Item 6.              Selected Financial Data                        10

  Item 7.              Management's Discussion and
                       Analysis of Financial Condition
                       and Results of Operations                      12

  Item 8.              Financial Statements and
                       Supplementary Data                             19

  Item 9.              Changes in and Disagreements with
                       Accountants on Accounting and
                       Financial Disclosure                           19

PART III
--------

  Item 10.             Directors and Executive Officers
                       of the Registrant                              19

  Item 11.             Executive Compensation                         19

  Item 12.             Security Ownership of Certain
                       Beneficial Owners and Management               19

  Item 13.             Certain Relationships and
                       Related Transactions                           19

PART IV
-------

  Item 14.             Exhibits, Financial Statement
                       Schedules and Reports on Form 8-K              19

                       Index of Financial Statements and Schedules   F-1


                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

The Company
-----------

     Apogee Enterprises, Inc. is a holding company incorporated under the laws of the State of Minnesota in 1949. The Company, through its operating subsidiaries, is primarily engaged in the fabrication, distribution and installation of value-added glass products and window and curtainwall systems. Almost two-thirds of the Company's revenues are generated from the architectural and nonresidential construction markets, with the other one-third coming from operations serving the auto glass market. Three business segments comprise Apogee's operations: Glass Technologies (GT) serves the construction and imaging and display markets. Auto Glass (AG) serves the automotive glass replacement and repair market. Building Products & Services (BPS) serves certain sectors of the commercial and institutional, detention and security building markets. Financial information about the Company's segments can be found at Note 17 to the consolidated financial statements of Apogee Enterprises, Inc. contained in a separate section of this report. See "Index of Financial Statements and Schedules".

     Unless the context otherwise requires, the terms "Company" and "Apogee" as used herein refer to Apogee Enterprises, Inc. and its subsidiaries.

Glass Technologies
------------------

     The businesses of the Glass Technologies segment add value to ordinary glass through fabrication of high-technology coatings products which provide strength, energy efficiency in high-rise structures and optical clarity for mirrors, glare filter screens and picture frame glass. The operating units in this segment include Viracon, an architectural glass unit, Tru Vue, a picture framing glass unit and Viratec Thin Films (Viratec), a producer of coated glass for computer anti-glare screens and other optical devices.

     Viracon fabricates finished glass products and provides glass coating services. The operating unit purchases flat, unprocessed glass in bulk quantities from which a variety of glass products are fabricated, including insulated, heat processed and laminated architectural glass; security glass and laminated industrial glass.

     Laminated glass consists of two or more pieces of glass fused with a plastic interlayer and is used primarily for strength and safety in skylights and in security applications. Sales of laminated safety glass products have increased with the adoption of federal and state safety glazing standards. Glass is heated to its softening point then cooled very quickly to create heat-processed glass. The heating and cooling strengthen the glass to withstand impact and wind or snow loads. This process is used in architectural glass. Insulating glass, comprised of two or more pieces of glass separated by a sealed air space, is used in architectural and residential applications for thermal control.

     The Viracon unit is able to fabricate all types of architectural glass (insulating, laminated and combinations of both) at its Owatonna, Minnesota complex. Combined with its glass coating capabilities, the segment is able to provide a full range of products from one central location. Viracon markets its products nationally and overseas to glass distributors, contractors (including
BPS) and industrial glass fabricators. A substantial portion of its glass products is delivered to customers by Viracon's fleet of company-owned trucks, providing "backhaul" capability for its raw materials, thereby reducing shipping time, transportation costs and breakage expense.

     Viracon's reflective and low-emissivity coatings reduce energy costs and provide innovative design features for window and curtainwall systems. Low-emissivity coatings are an invisible, metallic film deposited on glass which selectively limits the transfer of heat through the glass. Low-emissivity coated glass represents a fast-growing segment of both residential and nonresidential glass markets.

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

Auto Glass
----------

     The Auto Glass (AG) segment is engaged in the auto glass replacement and repair business through its Harmon AutoGlass service centers (retail), Glass Depot wholesale centers (wholesale) and Curvlite fabrication center.

     Harmon AutoGlass operates auto glass service centers in 43 states. The centers replace and repair auto glass on the premises and also provide mobile installation service. Primary customers include insurance companies (on behalf of their insured clients), fleet owners and car owners. The service centers also carry limited inventories of flat glass, which are sold at retail for such purposes as home window repair and table tops. Some automotive accessories are also sold and installed at certain service centers. Quality service is emphasized in all service centers. The Company believes Harmon AutoGlass is the third-largest auto glass retailer in the United States. The unit also operates two call centers (Centers) for handling auto glass claims. The Centers, on behalf of their insurance company and fleet customers, handle replacement glass claims made by policyholders or fleet owners. Calls are placed through a toll-free number and then routed to one of the Centers located in Orlando, Florida or Eau Claire, Wisconsin. Customer service agents arrange for the prompt replacement or repair of auto glass by either a Harmon AutoGlass service center or an affiliated shop member of the Center's network and begin the process of filing the claim electronically with the applicable insurance company. The Center subcontracts for replacement and repair services with over 3,300 auto glass stores nationwide. The unit seeks to maximize the electronic exchange of information, which reduces claim costs and eliminates errors. This type of service is an essential requirement to become one of the few choice providers for insurance companies.
  The AG wholesale centers, known as "Glass Depot", supply the Harmon AutoGlass service centers with auto and flat glass and related products, as well as selling wholesale to other glass installers. Due to the variety of makes and models of automobiles, auto glass service centers typically stock only windshields for the most popular models. As a result, there is a demand for distributors to maintain inventories of auto glass and to provide prompt delivery. Through the segment's National Distribution Center (NDC), a mega-distribution center offering other manufacturers' products as well as its own for both domestic and foreign vehicles, the segment is able to maintain a broad selection of automotive glass. The NDC also offers AutoGlass Express, a delivery system which allows the unit to fill customers' orders on an individual basis versus the industry norm of truckload orders. Purchases of fabricated automotive glass are made from several primary glass manufacturers and fabricators, including the segment's Curvlite unit.

     Curvlite fabricates replacement windshields for foreign and domestic automobiles and laminated glass parts for the transportation industry. It fabricates approximately 800 types of replacement windshields which are marketed nationally to distributors and glass shops, including the Glass Depot wholesale centers. Curvlite seeks to offer a broad selection of windshields by promptly adding new windshields as new models are introduced.

     On March 1, 1997, the AG segment had 66 wholesale locations and 319 service centers. The segment evaluates opportunities to expand both its retail and wholesale auto glass locations, while closely monitoring existing units' profitability.

     Under a franchise agreement with Midas International Corporation, the segment operates eight Midas Muffler locations in Minnesota, South Dakota, North Dakota and Wisconsin.

Building Products & Services
----------------------------

     The Company's Building Products & Services (BPS) segment operates principally in the design, engineering and installation of custom and standard curtainwall and window systems for commercial, institutional as well as specialized detention and security building products and services. BPS' operating units include Detention & Security units (Norment and affiliates), Full Service units (Harmon, Inc.), New Construction curtainwall contractor (Harmon, Ltd.) and metal fabricating and finishing businesses (Architectural Products).

     BPS' Detention & Security unit designs, manufactures and installs complex windows, doors and monitoring systems for high-security buildings such as prisons, jails, convenience stores, hospitals, schools and other governmental facilities.

BPS competes in the detention and security market through its Norment operating unit, which is a leader in the design, manufacture and installation of institutional and governmental security and detention systems in the United States.

     BPS also has seven Full Service operations located around the country. The units offer complete design, engineering, installation and replacement or glazing services for commercial, institutional and other buildings. In addition, the units offer 24-hour replacement service for storm or vandalism damage. In-house engineering capabilities allow the units to duplicate the original design or create a completely new appearance for renovated buildings.

     BPS' Harmon, Ltd. unit is one of the world's largest designers and installers of curtainwall and window systems for nonresidential construction. It has eight offices throughout the United States, as well as five in Europe and Asia. In fiscal 1994, BPS acquired a majority interest in Harmon Europe S.A., a French company engaged in both the manufacture and installation of curtainwall. All of the offices typically design, assemble and install a building's exterior skin. The enclosure usually consists of a metal framing system which is glazed (filled) with glass in the vision areas and opaque glass or panels in the non-vision (spandrel) areas. Panels are usually made from aluminum, precast concrete or natural stone. The segment procures its materials from a number of independent fabricators, including the BPS' architectural metals units and Glass Technology's architectural glass unit. Harmon, Ltd. also serves as a stone subcontractor, setting stone on both the exterior and interior of buildings.

     BPS is subject to normal subcontractor's risks, including material and wage increases, construction and transportation work stoppages and contractor credit worthiness. In addition, office vacancy rates, tax laws concerning real estate and interest rates are important factors which affect nonresidential construction markets.

     The Architectural Products unit of BPS designs and manufactures high-quality, thermally-efficient aluminum window and curtainwall systems under the "Wausau Metals" (Wausau) trade name. These products meet high standards of wind load capacity and resistance to air and moisture seepage. Wausau's aluminum window frame designs are engineered to be thermally efficient, utilizing high-strength polyurethane to limit the transfer of heat or cold through the window frame. Products are marketed through a nationwide network of distributors and a direct sales staff. Sales are made to building contractors, including BPS' New Construction unit, and to building owners for retrofitting older buildings. Wausau maintains design and product engineering staffs to prepare aluminum window and curtainwall system designs to fit customers' needs and to originate new product designs. Wausau occasionally joins the New Construction unit in pursuing certain projects, as many architects and general contractors prefer to work with an experienced curtainwall subcontractor and manufacturer team.

     Operating under the "Linetec" name, the Architectural Products unit also has two metal coating facilities which provide anodized and fluoropolymer coatings to metal. Anodizing is the electrolytic process of putting a protective, often colored, oxide film on light metal, typically aluminum. Fluoropolymer coatings are high quality paints which are sometimes preferred over anodizing because of the wide color selection. Coatings are applied to window and curtainwall components for industrial metal fabricators (including Wausau Metals), as well as other companies' metal, plastic, wood or glass products.

Competition
-----------

     All segments of the Company's business are fairly mature and are highly competitive. The Glass Technologies segment competes with several large integrated glass manufacturers and numerous smaller specialty fabricators. Product pricing and service are the primary competitive factors in this market. The Auto Glass segment competes with other auto glass shops, glass warehouses, car dealers, body shops and fabrication facilities on the basis of pricing and customer service. Its competition consists of national and regional chains as well as significant local competition. The curtainwall subcontractor business is primarily price competitive, although BPS' New Construction's reputation for quality engineering and service is an important factor in receiving invitations to bid on large complex projects. BPS' Architectural Products unit competes against several major aluminum window manufacturers and primarily serves the custom portion of the construction market in which the primary competitive factors are product quality, reliable service and the ability to provide technical engineering and design services.

Markets
-------

     GT services the architectural glass, computer, optical imaging and picture framing glass markets in which coated glass is becoming the industry standard. These markets are very competitive, highly responsive to new products and can be price sensitive. The Company believes that GT possess the world's largest coating capacity for glass and is a leading global fabricator of high-performance architectural glass. Its one location capabilities allows the segment to meet customer needs and react quickly to market demands while improving margins and developing new products.

     AG services the automotive glass aftermarket, which is influenced by a variety of factors, including new car sales, speed limits, road conditions, the economy, weather and average number of miles driven. A transformation of the industry's pricing structure has intensified competition. In recent years, major purchasers of auto glass, such as insurance companies, have increasingly requested volume pricing and insurance claims processing on a national scale. As a result, margins have narrowed at the retail level and, to a lesser extent, at wholesale and manufacturing levels.

     BPS serves the domestic and international nonresidential construction market, which tends to be cyclical and has been on a slow to moderate recovery, both in terms of dollars and square feet of new contract awards. This market was hard hit due to the overbuilding in past years, tax law changes, tightening credit standards, business restructuring and other factors. The resulting contraction in demand for building materials and construction services has intensified competition, squeezed profit margins and contributed to some business failures in the market sectors served by the Company. In response to these circumstances, BPS has consolidated manufacturing facilities, closed offices and reduced personnel and discretionary expenses. It has also redirected its marketing focus to sectors with relative strength, including remodeling, institutional, detention and security markets.

Sources and Availability of Raw Materials
-----------------------------------------

     None of the Company's operating units are significantly dependent upon any one supplier. The Company believes a majority of its raw materials (bulk flat glass, aluminum extrusions, automotive glass and related materials) are available from a variety of domestic sources.

Trademarks and Patents
----------------------

     The Company has several nationally recognized trademarks and trade names which it believes have significant value in the marketing of its products. Harmon AutoGlass(R), Harmon Contract(R), Norment(R), Airteq(R), Viratec(R), Tru Vue(R), Glass Depot(R), and Linetec(R) are registered trademarks of the Company. Viratec Thin Films has obtained several patents pertaining to its glass coating methods. However, no single patent is considered to be materially important to the Company.

Foreign Operations and Export Sales
-----------------------------------

     BPS has sales offices in Europe and Asia. Sales for those offices were approximately $120,318,000, $114,305,000, and $66,580,000 for the years ended
March 1, 1997, March 2, 1996, and February 25, 1995, respectively. Operating losses for 1997, 1996, and 1995, were $5,716,000, $1,983,000, and $6,575,000, respectively. At March 1, 1997, March 2, 1996, and February 25, 1995, the identifiable assets of foreign operations totaled $86,866,000, $58,753,000 and $41,880,000, respectively. At March 1, 1997, the backlog of work for European and Asian projects was $160 million. In addition, during the years ended March 1, 1997, March 2, 1996, and February 25, 1995, the Company's export sales, principally from GT operations, amounted to approximately $61,855,000, $38,348,000, and $30,241,000, respectively.

Employees
---------

     The Company employed 6,553 persons at March 1, 1997, of whom 1,010 were represented by labor unions. The Company is a party to 118 collective bargaining agreements with several different unions. Thirty-five of the collective bargaining agreements will expire during fiscal 1998. The number of collective bargaining agreements to which the Company is a party will vary with the number of cities with active nonresidential construction contracts. The Company considers its employee relations to be very good and has not recently experienced any significant loss of work days due to strike.

Backlog
-------

     The backlog of orders is significant in the Company's construction-related BPS segment. At March 1, 1997, the Company's total backlog of orders considered to be firm was $358,000,000, compared with $405,000,000 at March 2, 1996.
Approximately $20,000,000 is not expected to be reflected as revenue in fiscal 1998.

ITEM 2.  PROPERTIES
         ----------

     The following table lists, by division, the Company's major facilities, the general use of the facility and whether it is owned or leased by the Company.


Facility                             Location           Owned/Leased     Function
--------                             --------           ------------     --------

Glass Technologies
------------------

Viracon                              Owatonna, MN       Owned            Mfg./Admin.
Tru Vue                              Chicago, IL        Owned            Mfg./Admin.
Viracon - Coatings Bldg.             Owatonna, MN       Owned            Mfg./Admin.
Viratec Thin Films, Inc.             Faribault, MN      Owned            Mfg./Admin.

Auto Glass
----------

Curvlite                             Owatonna, MN       Owned            Mfg./Admin.
National Distribution Center         Owatonna, MN       Owned            Warehouse/Admin.
Harmon AutoGlass and Glass
  Depot headquarters                 Minneapolis, MN    Leased           Administrative
Call Center                          Orlando, FL        Owned            Administrative
Call Center                          Eau Claire, WI     Leased           Administrative

Building Products & Services
----------------------------

New Construction headquarters        Minneapolis, MN    Leased           Administrative
Norment                              Montgomery, AL     Owned            Mfg./Admin.
Harmon CFEM -- Sitraco               Pinon, France      Owned            Mfg.
Harmon CFEM -- Facalu                Epernon, France    Owned            Mfg.
Architectural Products               Wausau, WI         Owned            Mfg./Admin.
Architectural Products - Plant II    Wausau, WI         Owned            Mfg.
Linetec (Painting)                   Wausau, WI         Owned            Mfg./Admin.
Linetec (Anodizing)                  Wausau, WI         Owned            Mfg.

Other
-----

Apogee Corporate Office              Minneapolis, MN    Leased           Administrative


     The Building Products & Services segment's 12 sales offices, 7 Full Service locations and 8 fabrication facilities are generally located in major metropolitan areas in the United States, Europe and Asia. Virtually all such locations are leased.

     The Glass Technologies segment has four fabrication facilities located in the Midwest.

     The Automotive Glass segment has 387 retail and distribution locations nationally and eight Midas Muffler franchises located in the Midwest. The majority of such locations are leased.

     The Curvlite plant, an Architectural Products facility, the Linetec paint facility, and the Call Center in Florida were constructed with the use of proceeds from industrial revenue bonds issued by those cities. These properties are considered owned, since at the end of the bond term, title reverts to the Company.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Company believes that it is not party to any legal proceedings pending which, if determined adversely to the interests of the Company, would have a material adverse effect on our consolidated financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter ended March 1, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------


          NAME                        AGE         POSITION
          ----                        ---         --------

          Donald W. Goldfus            63         Chairman of the Board of Directors,
                                                  Chief Executive Officer and President

          James L. Martineau           56         Executive Vice President

          Richard Gould                57         Senior Vice President

          Terry L. Hall                43         Vice President Finance and
                                                  Chief Financial Officer

          Percy C. Tomlinson           34         Treasurer

          Martha L. Richards           34         Secretary

     Executive officers are elected annually by the Board of Directors and serve for a one-year period. With the exception of Richard Gould, who has an employment contract with the Company that covers the period through 2000, no other officers have employment contracts with the Company. None of the executive officers or directors of the Company are related.

     Mr. Gould joined the Company in May 1994. Prior to joining the Company, Mr. Gould was president of Gould Associates, a strategic management consulting firm to a wide range of companies. Mr. Hall joined the Company in April 1995. Prior to joining the Company, Mr. Hall was Chief Financial Officer of Tyco International from 1993 to 1995 and Vice President and Treasurer of United Airlines from 1990 to 1993. Mr. Tomlinson joined the Company in August 1995. Prior to joining the Company, Mr. Tomlinson was Managing Director of AMR Corporation from 1994 to 1995, President of Airmotive Capital Group from 1993 to 1994 and Vice President of Marketing for Credit Lyonnais/PK Airfrance from 1990 to 1993. Ms. Richards joined the Company in March 1997. Prior to joining the Company, Ms. Richards was a Partner with the legal firm, Jenner & Block, Chicago, Illinois. Mr. Goldfus and Mr. Martineau have been employees of the Company for more than the last five years.


                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
         MATTERS
         -------

Market Information
------------------

     Apogee common stock is traded in the NASDAQ National Market System, under the ticker symbol APOG. Stock price quotations are printed daily in major newspapers. During the fiscal year ended March 1, 1997, the average trading volume of Apogee common stock was 4,795,244 shares per month, according to NASDAQ.

     As of March 31, 1997, there were 27,921,388 shares of common stock outstanding, of which about 7.0 percent were owned by officers and directors of Apogee. At that date, there were approximately 1,944 shareholders of record and 6,400 shareholders for whom securities firms acted as nominees.

     The following chart shows the quarterly range and year-end close of the Company's common stock price per share over the past five fiscal years, as adjusted to reflect the two-for-one stock split effected in the form of a stock dividend paid on February 14, 1997 (the February Stock Dividend).


           Quarter        Quarter        Quarter        Quarter      Year
              I             II             III            IV          End
       --------------------------------------------------------------------
 1993  5 1/8-6 3/8     4 1/8-5 3/8    4 7/8-6 1/8    4 7/8-6 1/8    5 13/16
 1994  5 1/8-6 1/4     5 3/4-7 1/8    5 5/8-7 1/4    6 3/4-8 7/8    7 1/4
 1995  5 3/4-7 5/8     5 7/8-7 7/8    7 3/8-9 1/8    7 3/8-9 1/4    8 5/8
 1996  8 1/4-9         7 1/4-9 1/8    7 1/8-7 7/8    6 1/2-8 7/8    9 13/16
 1997  9 5/8-14 1/4    13 1/4-18 1/4  15 1/4-22 5/8  17 1/4-23 3/4  19 7/8

Dividends
---------

     It is Apogee's policy, subject to Board review and approval, to pay quarterly cash dividends in May, August, November and February. Cash dividends have been paid each quarter since 1974, and have been increased each year since then. The chart below shows quarterly cash dividends per share for the past five years, as adjusted to reflect the February Stock Dividend.

         Quarter  Quarter  Quarter  Quarter
            I       II       III      IV     Year
         -----------------------------------------
 1993     0.033    0.033    0.035    0.035   0.135
 1994     0.035    0.035    0.038    0.038   0.140
 1995     0.038    0.038    0.040    0.040   0.155
 1996     0.040    0.040    0.043    0.043   0.165
 1997     0.043    0.043    0.045    0.045   0.175

Sales of Unregistered Securities
--------------------------------

     On January 3, 1997, the Company issued 215,121 shares (the "Shares") of its Common Stock, par value $0.33 1/3 per share, in a transaction that was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Shares were issued to The Gene R. Cohen Revocable Trust (the "Trust") pursuant to an agreement dated November 23, 1996, between the Company and the Trust in which the Trust exchanged all outstanding shares of American Management Group (AMG), a Maine corporation, for the shares and the Company thereby acquired AMG. The transaction between the Company and the Trust closed January 3, 1997, and the Shares were issued in February 1997.

     No underwriter or placement agent was involved in the issuance of the Shares to the Trust, and the Company did not receive any cash consideration for the Shares. The Shares were issued to the Trust in a transaction exempt from registration pursuant to Section 4 (2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     The following information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.

Dollar amounts in thousands, except per share data**                    1997         1996        1995        1994*        1993
Operating Results
Net sales                                                           $   950,777     871,147     756,549     688,233      572,450
Gross profit                                                        $   151,801     118,523     105,889      83,895       78,201
Operating income                                                    $    46,496      32,457      24,262       7,058        6,369
Net earnings                                                        $    26,220      17,835      13,050       3,833        4,514
Earnings per share                                                  $      0.93        0.65        0.48        0.14         0.17
Effective tax rate - %                                                     34.9        36.9        40.2        60.9         42.3

Operating Ratios
Gross margin - %                                                           16.0        13.6        14.0        12.2         13.7
Operating margin - %                                                        4.9         3.7         3.2         1.0          1.1
Net margin - %                                                              2.8         2.0         1.7         0.6          0.8
Return on Average shareholders' equity - %                                 16.9        13.5        10.9         3.4          4.0
     Average invested capital - %                                           9.2         7.6         6.7         2.4          3.0
     Average total assets - %                                               5.9         4.8         3.9         1.4          1.8

Funds Flow Data
Cash flow before changes in operating assets and liabilities        $    57,997      31,514      27,192      20,470       19,187
Depreciation and amortization                                       $    20,458      16,528      15,131      15,724       15,110
Capital expenditures                                                $    35,613      22,615      24,957      14,046        9,166
Dividends                                                           $     4,806       4,453       4,155       3,841        3,584

Year-End Data
Total assets                                                        $   500,964     386,136     361,928     306,188      251,456
Current assets                                                      $   305,194     258,559     256,820     221,286      169,029
Current liabilities                                                 $   176,621     142,477     135,719     140,846       99,787
Working capital                                                     $   128,573     116,082     121,101      80,440       69,242
     Current ratio                                                          1.7         1.8         1.9         1.6          1.7
Long-term debt                                                      $   127,640      79,102      80,566      35,688       28,419
     % of invested capital                                                 39.4        32.5        35.6        21.6         18.7
Shareholders' equity                                                $   172,149     138,921     124,629     114,063      112,335
     % of invested capital                                                 53.1        57.0        55.1        69.0         74.1
Backlog                                                             $   358,169     404,737     363,751     405,223      322,323

Investment Information
Dividends per share                                                 $     0.175       0.165       0.155       0.145        0.135
Book value per share                                                $      6.17        5.14        4.64        4.28         4.26
Price range during year:
     High                                                           $    23 3/4       9 7/8       9 1/4       8 7/8        6 3/8
     Low                                                            $     9 5/8       6 1/2       5 3/4       5 1/8        4 1/8
     Close                                                          $    19 7/8     9 13/16       8 5/8       7 1/4      5 13/16
Price/earnings ratio at year-end                                             21          15          18          50           34
Dividend yield at year-end - %                                              0.9         1.7         1.9         2.0          2.3
Shares outstanding                                                   27,882,000  27,034,000  26,886,000  26,624,000   26,354,000
Average monthly trading volume                                        4,795,244    1,775,74   1,613,012     518,900      644,294

* Fiscal 1994 figures reflect the cumulative effect of a change in accounting for income taxes, which increased net earnings by $525,000, or 4 cents per share.
** Share and per share data have been adjusted for the fiscal 1997 stock dividend.



Dollar amounts in thousands, except per share data          1992        1991        1990        1989        1988        1987
Operating Results
Net sales                                            $   596,281     599,525     589,657     433,740     312,051     279,097
Gross profit                                         $   101,580     100,097      93,718      72,214      57,350      48,300
Operating income                                     $    19,249      33,267      32,033      24,134      20,211      17,867
Net earnings                                         $     8,505      17,017      14,095      13,421      11,615       8,523
Earnings per share                                   $      0.31        0.62        0.52        0.50        0.43        0.32
Effective tax rate - %                                      39.6        37.1        37.1        38.2        41.8        46.6

Operating Ratios
Gross margin - %                                            17.0        16.7        15.9        16.6        18.4        17.3
Operating margin - %                                         3.2         5.5         5.4         5.6         6.5         6.4
Net margin - %                                               1.4         2.8         2.4         3.1         3.7         3.1
Return on Average shareholders' equity                       7.6        16.6        15.7        17.2        17.3        14.5
 - %
Average invested capital - %                                 5.7        11.5         9.8        11.4        13.2        11.2
Average total assets - %                                     3.4         6.9         6.2         7.6         9.0         7.8

Funds Flow Data
Cash flow before changes in operating
 assets and liabilities                              $    31,256      34,284      31,030      23,145      18,167      13,200

Depreciation and amortization                        $    16,305      13,309      12,141       8,987       6,586       4,339
Capital expenditures                                 $    12,974      12,798      16,985      23,680      11,311      15,773
Dividends                                            $     3,505       3,248       2,693       2,140       1,807       1,516

Year-End Data
Total assets                                         $    49,509     250,343     244,103     207,686     143,487     115,738
Current assets                                       $   166,376     162,676     154,845     126,881      86,026      68,250
Current liabilities                                  $   101,011     102,492      94,948      68,921      47,652      36,199
Working capital                                      $    65,365      60,184      59,897      57,960      38,374      32,051
Current ratio                                                1.6         1.6         1.6         1.8         1.8         1.9
Long-term debt                                       $    25,267      29,398      41,366      46,277      17,899      12,136
% of invested capital                                       17.0        19.9        27.7        33.3        18.7        15.3
Shareholders' equity                                 $   113,781     109,050      95,754      83,871      72,062      62,561
% of invested capital                                       76.6        73.8        64.2        60.4        75.2        78.7
Backlog                                              $   231,949     245,000     299,810     333,240     228,532     124,161

Investment Information
Dividends per share                                  $     0.130       0.120       0.100       0.080       0.068       0.056
Book value per share                                 $      4.23        4.05        3.56        3.13        2.70        2.34
Price range during year:  High                       $         9     10 1/16       9 3/8       7 1/8       6 1/8      7 9/16
Low                                                  $     4 3/4       6 5/8       6 1/2           5       3 3/4     3 13/16
Close                                                $     6 1/8           9       7 3/8     6 13/16       5 1/2     5 13/16
Price/earnings ratio at year-end                              19          14          14          14          13          16
Dividend yield at year-end - %                               2.1         1.3         1.4         1.2         1.2         1.1
Shares outstanding                                    26,922,000  26,954,000  26,934,000  26,828,000  26,698,000  26,724,000
Average monthly trading volume                         1,386,058   1,212,682   1,722,972   1,440,082   1,266,986   1,760,916

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

Fiscal 1997 was a record year for Apogee. We achieved sharply improved profitability on a moderate sales increase. As stated last year, we had undertaken companywide efforts to improve margins, productivity, working capital usage and, in particular, capital allocation. The success of these efforts in fiscal 1997 allowed us to easily exceed the earnings per share growth goal of 15% noted in this space a year ago. Our efforts and performance are further detailed in this financial review. We continue to believe that with reasonably stable competitive and economic conditions, Apogee can produce improved earnings at a compounded annual rate of 15% or greater.

Performance
Fiscal 1997 Compared To Fiscal 1996
The following table illustrates the relationship between various components of operations, stated as a percent of net sales, for each of the three years in the three-year period ended March 1, 1997.


                                      Percent of Net Sales
                                     1997     1996    1995
                                     ----     ----    ----
Net sales                           100.0    100.0   100.0
Cost of sales                        84.0     86.4    86.0
  Gross profit                       16.0     13.6    14.0
Selling, general and
  administrative expenses            11.1      9.9    10.8
Operating income                      4.9      3.7     3.2
Interest and other expense, net       0.7      0.7     0.5
  Earnings before income
    taxes and other items             4.2      3.1     2.7
Income taxes                          1.5      1.1     1.1
Equity in net loss (earnings)
  of affiliated companies              --     (0.1)   (0.1)
Minority interest                    (0.1)    (0.1)     --
  Net earnings                        2.8      2.0     1.7

Led by our Glass Technologies (GT) and Auto Glass (AG) segments, consolidated net sales grew 9% to $951 million in fiscal 1997. GT's sales grew primarily due to continued strong demand and firm pricing for its fabricated architectural glass products and the addition of sales from the acquired Viratec Thin Films (Viratec) unit. Despite a very challenging industry environment, our AG segment increased sales by combining same-store sales growth of 10% with additional retail and wholesale locations and strong sales growth at Curvlite. Building Products & Services' (BPS) revenues were essentially unchanged from a year ago and represented the lowest percent of Apogee's total sales in over 16 years. Fiscal 1996 comprised 53 weeks, the additional week accounting for approximately 2% of the consolidated net sales that year, while fiscal 1997 comprised 52 weeks.

Overall, cost of sales, as a percent of sales, fell 2.4%. Slight productivity gains at most of our operations, sharply lower insurance costs due to reserve reductions and a significant change in sales mix away from the low-margin curtainwall construction activity of BPS' New Construction unit combined to produce this positive variance.

Selling, general and administrative (SG&A) expenses grew 22%, reflecting increased information systems and marketing costs, particularly at our AG segment, and higher profit-sharing and commission expense related to higher sales and improved profitability. As a result, SG&A costs as a percent of sales rose, despite the moderate sales gain and productivity measures undertaken by our operating segments.

Net interest expense rose 22%, primarily due to the impact of interest paid associated with the settlement of outstanding tax matters.

Our effective tax rate dropped to 34.9% from 36.9% in fiscal 1996. The decrease was primarily due to the tax benefits related to higher export sales levels and the resolution of prior years' tax examinations. These items were partially offset by foreign operating losses for which no tax benefit was recognized.

As explained below, the inclusion of 100% of the results of Marcon Coatings (Marcon) and Viratec in our consolidated financial statements means that equity in net earnings of affiliates in 1997 no longer included a 50% interest in those units. The $337,000 charge to earnings in fiscal 1997 reflected our share of net losses recorded by various affiliated companies in which we have a 50% or less equity stake. Minority interest rose due to a larger loss at Harmon Europe S.A., our 70%-owned French subsidiary.

Consolidated net earnings advanced 47% in fiscal 1997 to $26.2 million, or $0.93 a share, from $17.8 million, or $0.65 a share, a year ago. Return on shareholders' equity rose to 16.9% from 13.5% a year earlier. The above per share figures reflect the two-for-one stock split, effected in the form of a 100% stock dividend, paid to shareholders on February 14, 1997.

Segment Analysis

The following information provides a more detailed look at each of our three segments. Also see Business Segment Information on page 20 for a five-year history of each segment's sales and operating earnings.

Glass Technologies (GT) includes Viracon, our architectural glass fabricator, Tru Vue, our picture framing glass and matboard fabricator, and Viratec which applies optical-grade coatings to glass and other substrates. As described below, Viratec was acquired along with Marcon, which applies coatings to architectural and residential building glass and has since been merged into Viracon's operations. Beginning in March 1996, Marcon and Viratec were consolidated with our other majority-owned business units. Through fiscal 1996, our 50% equity in Marcon's and Viratec's net earnings was included in the Consolidated Results of Operations under the caption "Equity in net earnings of affiliated companies."

GT improved sales and earnings for the fifth consecutive year, exceeding last year's record results. Sales rose by 28%, while operating earnings improved 21% to $19.9 million. The sales increase was due to continued strong demand and firm pricing for its fabricated architectural glass products and the addition of sales from the acquired Viratec unit. While the segment contributed just 20% of consolidated revenues, it provided 43% of our consolidated operating income.

Viracon experienced continued strong demand for its architectural glass products. This unit ran at or near full capacity for most of the year. Viracon's operating income grew by 21%. Production capacity was added in 1997 and additional increases are planned for 1998.

Tru Vue posted marginally improved sales and operating income in 1997. These results occurred against a backdrop of soft industry sales. The unit was successful in controlling costs and made progress toward integrating its matboard operations with its picture-framing glass business.

On a pro forma basis, Viratec saw its sales fall 9%, although year-end order activity reflected higher incoming order rates. In fiscal 1997, industry pricing pressure for its flat glass coated products and Viratec's inability to reach operating profitability for its direct-coat business combined to reduce operating income when compared to a year ago. At March 1, 1997, Viratec's backlog of $17 million was more than double last year's $8 million year-end backlog.

In January 1997, we agreed to pay our 50% joint venture partner (JV Partner) $41 million for its interest in Marcon/Viratec and certain leased assets. This agreement also included the irrevocable release of both parties from all outstanding claims related to the litigation described in the Glass Technologies section of this financial review comparing fiscal 1996 to fiscal 1995. As a result of the March 1996 Court order requiring the JV Partner to sell its interest in Marcon/Viratec to Apogee, Marcon/Viratec was consolidated in our financial statements beginning in the first quarter of fiscal 1997.

Based on current order rates and industry conditions for the segment's Viracon and Viratec units, we anticipate that GT will report improved sales and earnings in fiscal 1998. GT will continue to invest in expanded production capacity, particularly at its Viracon unit.

Auto Glass (AG) reported modestly improved results in fiscal 1997. The segment sales grew 13% during the year despite intense competition and lower unit movement in the replacement auto glass industry. Operating income increased 12%. This increase resulted mainly from the above mentioned increase in sales, which more than offset the increase in information systems and marketing expense associated with the segment's drive to expand market coverage and develop new services to meet customers' needs.

AG, which operates retail stores under the Harmon AutoGlass (Harmon) name and distribution centers under the Glass Depot name, possesses the third-largest market share in the auto glass repair and replacement industry.

Insurance companies continue to prefer vendors who can expedite claims processing and other administrative efforts related to auto glass replacement and repair. The segment's significant investment in information systems provides Harmon the means to offer comprehensive claims processing and management services to these customers on a nationwide basis.

Curvlite, AG's auto glass fabricator, increased sales in fiscal 1997 by over 32%. The unit's National Distribution Center, which in fiscal 1996 began to offer other manufacturers' products as well as its own for both domestic and foreign vehicles, and AutoGlass Express, a new delivery system which allows Curvlite to fill customer orders more quickly and completely, accounted for much of the unit's sales growth. About 63% of Curvlite's sales are made to Glass Depot units.

In January 1997, Harmon completed its acquisition of Portland Glass, a 46-location auto glass replacement chain operating in the Northeast U.S. This acquisition, combined with other locations added during the year, increased the number of locations to 319 Harmon retail locations and 66 Glass Depot distribution centers. At March 1, 1997, AG also had 8 Midas Muffler franchises.

With the addition of locations acquired in the Portland Glass acquisition and further unit growth from other start-up or acquired locations and market penetration, AG expects to increase sales in fiscal 1998 as the segment begins to better leverage its significant investment in information and delivery systems. However, the uncertainty of industry unit sales and pricing makes it difficult to project operating earnings.

Building Products & Services (BPS) posted its first operating profit in five years in fiscal 1997, recording earnings of $5.6 million. Overall revenues were flat compared to a year ago. Higher sales by our Detention & Security, Full Service and Architectural Products units were offset by lower domestic New Construction revenues and the absence of sales from the Nanik Window Coverings businesses sold last year. Overseas revenues grew marginally for the year. Other than the segment's European operations, each of BPS' operating units recorded solid operating earnings improvement compared to a year ago. Harmon, Ltd., BPS' domestic and international New Construction unit, experienced flat results as the domestic and Asian operations' improved earnings were offset by a large operating loss in Europe. The European loss reflected high-risk projects taken and executed at unacceptably low margins. The improvement in operating earnings by our domestic and Asian New Construction units was achieved through overhead and operating cost reductions and by a newly implemented monitoring system which allows money-saving decisions to be made earlier in a project's completion cycle.

The segment's Full Service unit had another solid year, generating 6% higher sales and healthy operating income. The Detention & Security unit reported 38% higher revenues and significantly greater income in fiscal 1997. However, its year-end backlog was down 19% from a year earlier. The Architectural Products unit leveraged its higher sales into sharply higher profitability as the unit improved its engineering and fabrication productivity.

We ended the fiscal year with a $358 million backlog, down 12% from $405 million at the end of fiscal 1996. BPS' backlog is almost 88% of the total.

Based upon analysis of its backlog, BPS anticipates lower sales in fiscal 1998. Although better project margins are expected, the smaller revenue base makes prospects for improved operating earnings next year dependent upon BPS' ability to control costs, effectively manage projects, maintain margins inherent in the segment's backlog and book additional contracts, both domestically and internationally. Approximately $20 million of the February 1997 backlog will not be reflected as revenue in fiscal 1998.

Fiscal 1996 Compared To Fiscal 1995

Consolidated net sales grew 15% to $871 million in fiscal 1996 as all three segments reported double-digit gains. Our GT segment benefited from improved volume and firm pricing for its fabricated architectural glass products, while our AG segment experienced higher unit volumes at a greater number of locations. AG's sales improvement was somewhat dampened by the continuation of industry pricing pressure. BPS' sales grew mainly due to higher overseas building activity. Approximately 2% of the consolidated net sales came from an additional week in the 53-week fiscal 1996 compared to a 52-week fiscal 1995.

Overall, cost of sales, as a percent of sales, grew slightly as productivity gains at GT were offset by narrowing margins at our AG segment.

SG&A costs grew 5%, reflecting increased information systems and marketing costs at our AG segment as it worked to expand market coverage and develop new services to meet customers' needs. However, SG&A costs as a percentage of sales fell sharply, due to strong sales gains and cost cutting measures undertaken by all of our operating segments. Net interest expense rose 38% due to a combination of higher interest rates and higher borrowing levels in the first half of the year necessitated by our working capital needs.

Our effective tax rate dropped to 36.9% from 40.2% in fiscal 1995. The decrease was primarily due to the tax benefits related to higher export sales levels and a decrease in our deferred tax asset valuation allowance.

Equity in net earnings of affiliates dropped slightly as pricing for certain coated products became more competitive in the latter half of the year, and continuing development costs at Viratec offset solid earnings from its main product line. Minority interest rose due to a larger loss at Harmon Europe S.A., our 70%-owned French subsidiary.

Consolidated net earnings advanced 37% in fiscal 1996 to $17.8 million, or $1.31 a share, from $13.1 million, or $0.97 a share, a year earlier. Return on shareholders' equity rose to 13.5% from 10.9% a year earlier.

Glass Technologies (GT) included Viracon, our architectural glass fabricator, and Tru Vue, our picture framing glass manufacturer, in fiscal 1996, both previously part of BPS.

In fiscal 1996, our equity in Marcon/Viratec was reported in the Consolidated Results of Operations under the caption "Equity in net earnings of affiliated companies."

GT had outstanding results in fiscal 1996, increasing revenues and operating income by 24% and 57%, respectively. While the segment contributed just 17% of consolidated revenues, it provided 51% of consolidated operating income.

Much of the segment's success was due to our Viracon operation, which ran at or near full capacity for most of the year. In fiscal 1996, Viracon grew revenues and operating income by 27% and 67%, respectively. Additional capacity was planned to be on-line in fiscal 1997. Viracon's cost structure, along with the expansion, was expected to allow the unit to begin to penetrate the medium-performance architectural glass market, a market which is approximately two times the size of the high-performance architectural glass market, Viracon's traditional market. Tru Vue had similar results, increasing revenue and earnings by 12% and 27%, respectively. The unit was able to achieve the growth through efforts to streamline operations and integrate the two-year-old matboard acquisition.

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

In November 1995, our 50% JV Partner in Marcon/Viratec commenced litigation against us, alleging claims for damages and seeking to have the Court order us to sell our 50% interest to the JV Partner. We filed counterclaims seeking to have the JV Partner's 50% interest sold to us and in March 1996, the Court ordered the JV Partner to sell the shares of stock representing its 50% interest in Marcon/Viratec to us upon payment of fair value for those shares as determined by the Court. The JV Partner's rights and status as shareholder and directors were terminated as of the effective date of the order and the fair value for the shares was to be determined by the Court after further proceedings. At March 2, 1996, the Court had not yet scheduled a trial or hearing to determine fair value.

At a hearing on April 23, 1996, the Court ordered us to post a bond or letter of credit in the amount of $50 million, or to pay the JV Partner $25 million and agree to set aside an additional $25 million, as security for the ultimate payment of the purchase price for the JV Partner's shares. The amount of such a bond or other means was intended as security and was not intended to reflect the Court's view on what was the fair value for the shares. The JV Partner's claims against us for damages were still pending and the Court also was considering a motion brought by the JV Partner to add a claim for punitive damages.

We anticipated GT would report sales and earnings gains in fiscal 1997 through expanded production capacity and streamlined operations for Viracon and Tru Vue. We believed full control of Marcon and Viratec would allow us more strategic and operating flexibility.

Auto Glass (AG) had mixed results in fiscal 1996. The segment grew sales 10% during the year despite pricing pressures and lower unit movement in the auto glass industry. Operating income declined 5% due to lower margins and expenses related to investment in improved information systems and marketing programs.

The segment increased market penetration in fiscal 1996 as Harmon Glass grew by 8 retail locations while Glass Depot added 7 distribution centers. At March 2, 1996, AG had 264 Harmon retail glass stores, 60 Glass Depot locations and 8 Midas Muffler franchises in 36 states.

Increasingly, insurance companies were relying on auto glass vendors with sophisticated information systems to expedite claims processing and other administrative efforts related to auto glass replacement and repair. This outsourcing allowed insurance companies to improve customer satisfaction and lower costs. The segment's significant investment in information systems provided Harmon the means to offer comprehensive claims processing and management services to these customers on a nationwide basis. Harmon was able to use this competitive edge to gain market share in fiscal 1996. This market share gain was reflected in Harmon's 7.5% jump in retail same-store sales as contrasted with a 10% drop in overall industry unit movement.

Curvlite, AG's auto glass fabricator, reported increased sales and unit volume in a declining sales price market. However, weaker pricing and costs related to setting up its new product and delivery systems negatively affected operating income. Through the unit's National Distribution Center, a mega-distribution center offering other manufacturers' products as well as its own for both domestic and foreign vehicles, Curvlite was able to offer a more complete product line to its customers. Another program introduced in fiscal 1996 was AutoGlass Express, a delivery system which allowed Curvlite to fill customers' orders on an individual basis more completely and faster than many of its competitors. The unit believed the two new initiatives would give it a competitive edge and help to gain market share.

AG anticipated sales growth to continue as it started to leverage its information and delivery systems in fiscal 1997. Even with higher sales, it was difficult to project if operating earnings would improve as the full costs of the information systems would be realized in fiscal 1997 and industry pricing pressures were expected to continue.

Building Products & Services (BPS) made substantial progress in fiscal 1996. Revenues grew 16%, primarily due to progress on the Kuala Lumpur City Centre project in Malaysia and higher European revenues. The segment's operating loss fell from prior year's $6.1 million to $2.1 million. Harmon, Ltd., BPS' domestic and international curtainwall construction unit, reduced its loss approximately 60%, while the segment's Architectural Products unit reported modest operating income compared to a loss a year earlier and 17% revenue growth. Both units' improvements were achieved through overhead and operating cost reductions and by newly implemented monitoring systems which allowed money-saving decisions to be made earlier in a project's completion cycle.

The segment's Full Service unit had another solid year generating strong revenues and healthy operating income. BPS' Detention & Security unit reported lower revenues, but produced a small profit, though notably less than a year earlier. However, the unit's year-end backlog was up 53% over a year ago.

In July 1995, BPS sold the Nanik Window Coverings unit for $17.6 million. A $4.2 million gain on the sale was included under the caption, "Other expense, net" in the Consolidated Results of Operations. In fiscal 1996, the Nanik Window Coverings unit contributed 3% of segment sales and a small operating profit compared to 7% of sales and a $1.4 million operating profit in fiscal 1995.

Apogee ended the fiscal year with a $405 million backlog, up 11% from $364 million at the end of fiscal 1995. BPS' backlog was about 98% of the total.

Based upon analysis of its backlog, BPS anticipated nominal sales growth in fiscal 1997 due to the increased selectivity of projects taken over the prior year. In addition, better margins were expected as the segment completed its remaining older, lower-margin projects and progressed further with healthier margin projects. Approximately $73 million of the February 1996 backlog was not expected to be reflected as revenue in fiscal 1997.

Liquidity and Capital Resources
Financial Condition Major balance sheet items as a percentage of total assets at March 1, 1997 and March 2, 1996 are presented in the following table:

                                    Percent of Total Assets
                                       1997         1996
                                    -----------  ----------
            Current assets              61           67
            Current liabilities         35           37
            Long-term debt              25           20
            Other liabilities            5            7
            Shareholders' equity        34           36

Net receivables rose $46.4 million, or 29%, primarily due to increased sales activity and higher contract receivable billings, the latter of which is offset by the $20.7 million increase in billings in excess of costs and earnings on uncompleted contracts. All but a nominal amount of the $3.8 million growth in inventories reflected acquired businesses, while costs and earnings in excess of billings on uncompleted contracts were essentially unchanged. Accounts payable and accrued expenses increased $24.7 million, reflecting higher levels of operating activity and the assumed liabilities of acquired units.

Total long-term debt stood at $129.3 million at March 1, 1997, up $45 million from a year earlier. Despite the $41.6 million of cash flow provided by operating activities, additional borrowing was required to finance capital expenditures and the acquisition of Marcon/Viratec. In May 1996, we obtained a new five-year, multi-currency, committed credit facility of $150 million. For fiscal 1998, we believe our continued efforts to reduce working capital relative to sales growth plus our currently available credit facilities will enable us to maintain liquidity while achieving improved results.

Capital Investment New capital investment in fiscal 1997 totaled $86.2 million, versus $29.0 million and $39.6 million in fiscal 1996 and 1995, respectively. Expenditures for new property, plant and equipment totaled $35.6 million, and consisted of information systems, facility expansions and manufacturing equipment additions and upgrades. As previously mentioned, we paid $41 million to complete the acquisition of Marcon/Viratec. We also invested $10.5 million to fund AG's acquisition of retail stores and wholesale depots, $9.1 million of which was funded by the issuance of our common stock.

Capital investment for fiscal 1998 is estimated at $50 million. Further upgrading of information and communication systems is a primary component for all the segments. GT's plans also include expenditures for capacity expansion and productivity improvements.

Shareholders' Equity Our book value per share rose 20% in fiscal 1997 from $5.14 to $6.17, with outstanding common shares increasing by three percent. Net earnings less dividends, along with common stock issued in connection with stock-based compensation plans and the Portland Glass acquisition, essentially accounted for the increase in book value per share. During fiscal 1997, we increased our quarterly dividend by 6%, to 4.5 cents per share, our 22nd consecutive year of increase. The above figures all reflect the two-for-one stock split, effected in the form of a 100% stock dividend paid to shareholders on February 14, 1997.

Impact of Inflation Our financial statements are prepared on a historical cost basis, which does not completely account for the effects of inflation. However, since the cost of many of our inventories is determined using the last-in, first-out (LIFO) method of accounting, cost of sales, except for depreciation expense included therein, generally reflects current costs.

Year-end prices were essentially unchanged from a year ago for the cost of glass, one of our primary raw materials. We expect the cost of glass to rise moderately in fiscal 1998. Aluminum prices at year end were slightly lower than a year ago. While our construction and supply contracts are at fixed prices, the material components are usually based on firm quotes obtained from suppliers. Labor cost increases, including taxes and fringe benefits, rose moderately in fiscal 1997 and a moderate increase also can be reasonably anticipated for the new year. Other costs are actively managed to minimize the inflationary pressures that exist in the markets for goods and services our businesses require for operation.

Outlook
We believe that improving market conditions for nonresidential construction, flat demand for automotive replacement glass and continued strong demand for architectural glass and coated glass products will allow us to improve earnings in fiscal 1998. Better project selection and management, continued cost containment programs and efficiencies, and competitive advantages from information management technology should contribute to earnings growth.

Cautionary Statement
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of factors should be considered in conjunction with the report's forward-looking statements, including changes in economic and market conditions, factors related to competitive pricing, commercial building market conditions, management of growth, the integration of acquisitions, the realization of expected economies gained through expansion and information systems technology, and other factors as set forth in the cautionary statements included in Exhibit 99 to our Form 10-K filed with the Securities and Exchange Commission.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     None.

                                   PART III
                                   --------

ITEMS 10, 11, 12 and 13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                          ---------------------------------------------------
                          EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN
                          -----------------------------------------------------
                          BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN
                          ---------------------------------------------
                          RELATIONSHIPS AND RELATED TRANSACTIONS.
                          ---------------------------------------

     The information required by these Items, other than the information set forth in Part I above in "Executive Officers of the Registrant," is included on pages 1 to 5 and 9 to 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held June 17, 1997, which is incorporated herein by reference.

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

(b)  Reports on Form 8-K

     During the quarter ended March 1, 1997, two reports on Form 8-K dated January 13, 1997 were filed.

(c)  Exhibits -
     The information called for by this Item is contained in a separate section of this report. See "Exhibit Index".

                                - SIGNATURES -


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  May 29, 1997

                          APOGEE ENTERPRISES, INC.


                          By: /s/ Donald W. Goldfus
                              ---------------------
                              Donald W. Goldfus
                              Chairman of the Board of Directors,
                              Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                               DATE
--------------------------------------------------------------------------

                               Chairman of the Board of
                               Directors, Chief Executive
/s/ Donald W. Goldfus          Officer and President               5-29-97
---------------------------    ----------------------------------  -------
Donald W. Goldfus


/s/ Harry A. Hammerly          Director                            5-29-97
---------------------------    ----------------------------------  -------
Harry A. Hammerly


/s/ Laurence J. Niederhofer    Director                            5-29-97
---------------------------    ----------------------------------  -------
Laurence J. Niederhofer


/s/ James L. Martineau         Executive Vice President, Director  5-29-97
---------------------------    ----------------------------------  -------
James L. Martineau


/s/ D. Eugene Nugent           Director                            5-29-97
---------------------------    ----------------------------------  -------
D. Eugene Nugent


/s/ Paul B. Burke              Director                            5-29-97
---------------------------    ----------------------------------  -------
Paul B. Burke


/s/ Percy C. Tomlinson, Jr.    Treasurer                           5-29-97
---------------------------    ----------------------------------  -------
Percy C. Tomlinson, Jr.


/s/ Terry L. Hall              Chief Financial Officer             5-29-97
---------------------------    ----------------------------------  -------
Terry L. Hall


                            Apogee Enterprises, Inc.
                                   Form 10-K
                           Items 8, 14 (a) and 14 (d)

                  Index of Financial Statements and Schedules



Financial Statements
       Independent Auditors' Report.......................................................................... F-2
       Consolidated Balance Sheets........................................................................... F-3
       Consolidated Results of Operations and Consolidated Statements of Shareholders' Equity................ F-4
       Consolidated Statements of Cash Flows................................................................. F-5
       Notes to Consolidated Financial Statements............................................................ F-6

Financial Schedules
       Schedule II - Valuation and Qualifying Accounts....................................................... F-18

All other schedules are omitted because they are not required, or because the required information is included in the consolidated financial statements or noted thereto.

Independent Auditors' Report

The Board of Directors and Shareholders
Apogee Enterprises, Inc.:

     We have audited the consolidated financial statements of Apogee Enterprises, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries as of March 1, 1997 and March 2, 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended March 1, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                         KPMG Peat Marwick LLP


Minneapolis, Minnesota
April 9, 1997

CONSOLIDATED BALANCE SHEETS
                                                                                                  March 1,   March 2,
(Dollar amounts in thousands)                                                                       1997       1996
----------------------------------------------------------------------------------------------------------------------
Assets
Current assets
     Cash and cash equivalents (including restricted
      funds of $-0- and $208, respectively)                                                       $  4,065    $  7,389
     Receivables, net of allowance for doubtful accounts                                           204,259     158,368
     Inventories                                                                                    58,261      54,484
     Costs and earnings in excess of billins on uncompleted contracts                               25,653      26,276
     Refundable income taxes                                                                         1,004         ---
     Deferred tax assets                                                                             4,486       6,689
     Other current assets                                                                            7,466       5,353
                                                                                                  --------    --------
           Total current assets                                                                    305,194     258,559
                                                                                                  --------    --------

Property, plant and equipment, net                                                                 118,799      78,485
Other assets
     Marketable securities available for sale                                                       19,656      12,231
     Investments in and advances to affiliated companies                                               738      16,433
     Intangible assets, at cost less accumulated
      amortization of $9,480 and $8,044, respectively                                               52,451      10,332
     Deferred tax assets                                                                             1,090       6,970
Other                                                                                                3,036       3,126
                                                                                                  --------    --------
                                                                                                    76,971      49,092
                                                                                                  --------    --------
           Total assets                                                                           $500,964    $386,136
                                                                                                  ========    ========

Liabilities and Shareholders' Equity
Current liabilities
     Accounts payable                                                                             $ 73,325    $ 57,678
     Accrued expense                                                                                61,435      52,430
     Billings in excess of costs and earnings on uncompleted contracts                              40,154      19,470
     Accrued income taxes                                                                               --       7,634
     Current installments of long-term debt                                                          1,707       5,265
                                                                                                  --------    --------
           Total current liabilities                                                               176,621     142,477
                                                                                                  --------    --------
Long-term debt, less current installments                                                          127,640      79,102
Other long-term liabilities                                                                         24,554      24,180
Minority interest                                                                                       --       1,456

Commitments and contingent liabilities (Notes 6, 13 and 14)

Shareholders' equity
     Common stock of $.33-1/3 par value;  authorized 50,000,000 shares; issued
      and outstanding, 27,882,000 and 27,034,000, respectively                                       9,294       4,506
     Additional paid-in capital                                                                     34,686      20,445
     Retained earnings                                                                             129,424     113,970
     Cumulative translation adjustment                                                              (1,255)         --
                                                                                                  --------    --------
           Total shareholders' equity                                                              172,149     138,921
                                                                                                  --------    --------
           Total liabilities and shareholders' equity                                             $500,964    $386,136
                                                                                                  ========    ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
                                                             Year Ended                 Year Ended               Year Ended
(Dollar amounts in thousands except per share data)         March 1, 1997              March 2, 1996         February 25, 1995
------------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $950,777                   $871,147               $756,549
Cost of sales                                                   798,976                    752,624                650,660
                                                               --------                   --------               --------

     Gross profit                                               151,801                    118,523                105,889
Selling, general and administrative expenses                    105,305                     86,066                 81,627
     Operating income                                            46,496                     32,457                 24,262
Interest expense, net                                             6,964                      5,697                  4,135
Other expense, net                                                   --                        149                     --
                                                               --------                   --------               --------
     Earnings before income taxes and other items below          39,532                     26,611                 20,127
Income taxes                                                     13,802                      9,820                  8,101
Equity in net loss (earnings) of affiliated companies               327                       (528)                  (762)
Minority interest                                                  (827)                      (516)                  (262)

     Net earnings                                              $ 26,220                     17,835               $ 13,050
                                                               ========                   ========               ========

     Earnings per share                                        $   0.93                   $   0.65               $   0.48
                                                               ========                   ========               ========



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  Common                         Additional                         Cumulative
                                                  Shares             Common         Paid-In       Retained         Translation
(Amounts in thousands)                       Outstanding              Stock         Capital       Earnings          Adjustment
------------------------------------------------------------------------------------------------------------------------------
Balance at February 26, 1994                     13,312             $4,437         $17,718        $ 91,908           $      --
     Net earnings                                    --                 --              --          13,050                  --
     Common stock issued                            131                 44           1,627              --                  --
     Cash dividends                                  --                 --              --          (4,155)                 --
                                                 ------             ------         -------        --------           ---------
Balance at February 25, 1995                     13,443              4,481          19,345         100,803                  --
     Net earnings                                    --                 --              --          17,835                  --
     Common stock issued                             88                 30           1,120              --                  --
     Common stock repurchased and retired           (14)                (5)            (20)           (215)                 --
     Cash dividends                                  --                 --              --          (4,453)                 --
                                                 ------             ------         -------        --------           ---------

Balance at March 2, 1996                         13,517              4,506          20,445         113,970                  --
     Net earnings                                    --                 --              --          26,220                  --
     Common stock issued                            478                159          12,871              --                  --
     Tax benefit associated with
     stock plans                                     --                 --           1,445              --                  --
     Common stock repurchased and retired           (85)               (28)            (75)         (1,303)                 --
     Cash dividends                                  --                 --              --          (4,806)                 --
     100% stock dividend, at par                 13,972              4,657              --          (4,657)                 --
     Translation adjustments                         --                 --              --              --              (1,255)
                                                 ------             ------         -------        --------           ---------
Balance at March 1, 1997                         27,882             $9,294         $34,686        $129,424           $  (1,255)
                                                 ======             ======    ============        ========           =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended      Year Ended          Year Ended
(Dollar amounts in thousands)                                                March 1, 1997   March 2, 1996   February 25, 1995
------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net earnings                                                                      $ 26,220        $ 17,835            $ 13,050
Adjustments to reconcile net earnings to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                                                     20,458          16,528              15,131
  Provision for losses on accounts receivable                                        2,917           1,983               3,817
  Deferred income tax expense (benefit)                                              9,452           1,807              (3,486)
  Gain on sale of Nanik Window Coverings                                                --          (4,166)                 --
  Equity in net loss (earnings) of affiliated companies                                337            (528)               (762)
  Minority interest                                                                   (827)           (516)               (262)
  Other, net                                                                          (560)         (1,429)               (296)
                                                                                  --------        --------            --------
   Cash flow before changes in operating assets and liabilities                     57,997          31,514              27,192
  Changes in operating assets and liabilities, net of effect of acquisitions:
   Receivables                                                                     (46,461)          2,134             (23,080)
   Inventories                                                                          55          (3,286)            (11,356)
   Cost and earnings in excess of billings on uncompleted contracts                   (202)         (6,670)             (9,846)
   Other current assets                                                               (960)         (1,220)                483
   Accounts payable and accrued expenses                                            16,606          14,494               2,557
   Billings in excess of costs and earnings on uncompleted contracts                20,684           1,753               1,806
   Refundable income taxes and accrued income taxes                                 (7,061)         (2,820)              5,930
   Other long-term liabilities                                                         959           4,593               5,327
                                                                                  --------        --------            --------
     Net cash provided by (used in) operating activities                            41,617          40,492                (987)
                                                                                  --------        --------            --------
Investing Activities
Capital expenditures                                                               (35,613)        (22,615)            (24,957)
Acquisition of Marcon Coatings, net of cash acquired                               (40,161)             --
Acquisition of businesses, net of cash acquired                                     (1,365)         (3,793)             (8,823)
Increase in marketable securities                                                   (7,555)        (12,231)                 --
Investment in and advances to affiliated companies                                    (464)           (889)             (2,070)
Proceeds from sales of property, plant and equipment                                 3,146             301               1,004
Proceeds from sale of Nanik Window Coverings                                            --          17,550                  --
Other, net                                                                            (277)         (1,991)                929
                                                                                  --------        --------            --------
     Net cash used in investing activities                                         (82,289)        (23,668)            (33,917)
                                                                                  --------        --------            --------
Financing Activities
Payments on notes payable                                                           (5,350)         (7,065)            (16,785)
Payments on long-term debt                                                          (6,120)         (5,576)             (4,182)
Proceeds from issuance of long-term debt                                            51,100           3,855              50,425
Proceeds from issuance of common stock                                               3,930           1,150               1,671
Repurchase and retirement of common stock                                           (1,406)           (240)                 --
Dividends paid                                                                      (4,806)         (4,453)             (4,155)
                                                                                  --------        --------            --------
     Net cash provided by (used in) financing activities                            37,348         (12,329)             26,974
                                                                                  --------        --------            --------
(Decrease) increase in cash and cash equivalents                                    (3,324)          4,495              (7,930)
Cash and cash equivalents at beginning of year                                       7,389           2,894              10,824
                                                                                  --------        --------            --------
Cash and cash equivalents at end of year                                          $  4,065        $  7,389            $  2,894
                                                                                  ========        ========            ========
Supplemental Disclosure of Non cash Investing and Financing Activities
Common stock issued in acquisition of business                                    $  9,100              --                  --

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Related Data

Principles of Consolidation Our consolidated financial statements include the accounts of Apogee and all majority-owned subsidiaries. We use the equity method to account for 50%-owned joint ventures. Intercompany transactions have been eliminated. Certain amounts from prior years' financial statements have been reclassified to conform with this year's presentation.

Cash and Cash Equivalents Investments with an original maturity of three months or less are included in cash and cash equivalents. Restricted funds represent collateral required by certain construction contracts' terms.

Inventories Inventories, which consist primarily of purchased glass and aluminum, are valued at the lower of cost or market. Approximately 45% of the inventories are valued by use of the last-in, first-out (LIFO) method, which does not exceed market. If the first-in, first-out (FIFO) method had been used for all inventories, our inventories would have been $2,615,000 and $2,550,000 higher than reported at March 1, 1997, and March 2, 1996, respectively.

Property, Plant and Equipment Property, plant and equipment are carried at cost. Significant improvements and renewals are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is computed on a straight-line basis, based on estimated useful lives of 20 to 40 years for buildings and 2 to 15 years for equipment.

Intangible Assets and Amortization Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (goodwill) and are amortized on a straight-line basis, primarily over 40 years, except for $923,000, which is not being amortized. The carrying value of intangible assets is reviewed when circumstances suggest that it has been impaired. If this review indicates that intangible assets will not be recoverable based on the estimated undiscounted cash flows over the remaining amortization period, the carrying value of intangible assets must be reduced to estimated fair value.

     Amortization expense amounted to $1,503,000, $665,000 and $288,000 in 1997, 1996 and 1995, respectively.

Insurance Subsidiary We established a wholly-owned insurance subsidiary, Prism Assurance, Inc. (Prism) in 1996 to insure our workers' compensation, general liability and automobile liability risks. Prism invests in fixed maturity investments which we classify as "available-for-sale" and are carried at market value as prescribed by Statement of Financial Accounting Standards (SFAS) No.
115. Reserve requirements are established based on actuarial projections of ultimate losses. Apogee also has accruals for losses incurred prior to Prism's formation. Losses estimated to be paid within twelve months are classified as accrued expenses, while losses expected to be payable in later periods are included in other long-term liabilities.

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

Income Taxes We account for income taxes as prescribed by SFAS No. 109, which requires use of the asset and liability method. This method recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial and tax reporting.

Earnings Per Share We compute earnings per share by dividing net earnings by the weighted average number of common share and common share equivalents outstanding during the year. Our average common shares and common share equivalents outstanding during 1997, 1996 and 1995 were 28,057,000, 27,258,000 and 27,002,000, respectively. The share numbers have been adjusted to reflect a two-for-one stock split effective February 1997.

Foreign Operations The financial statements of foreign operations have been translated to U.S. dollars, using the rules of SFAS No. 52. Balance sheet accounts are stated in U.S. dollars, generally at the year-end exchange rate. Results of operations are translated at average exchange rates for the respective period.

     We periodically enter into forward currency exchange contracts to manage specific foreign currency exposures related to foreign construction contracts and receivables denominated in foreign currencies. As of March 1, 1997, we had forward contracts maturing in 1998 with a value of approximately $7 million. Gains and losses on forward contracts related to receivables are recognized currently, while gains and losses related to construction projects are deferred and accounted for as a part of the related transaction.

Accounting Period Our fiscal year ends on the Saturday closest to February 28. Fiscal years 1997 and 1995 consisted of fifty-two weeks, while 1996 was fifty-three weeks.

Accounting Estimates The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Amounts subject to significant estimates and assumptions include, but are not limited to, insurance reserves and revenue recognition for construction contracts, including the status of outstanding disputes and claims. Actual results could differ from those estimates.

New Accounting Standards Effective for 1997, we adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and provide certain pro forma information. APB Opinion No. 25 requires that compensation expense be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS NO. 123.

We also adopted the provisions of SFAS NO. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in 1997. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this statement did not have a material impact on the Company's financial position or results of operations.

2.  Receivables

(In thousands)                              1997       1996
-----------------------------------------------------------
Trade accounts                          $ 78,991   $ 67,839
Construction contracts                    86,709     59,014
Contract retainage                        32,609     29,519
Other receivables                         13,247      8,768
                                        --------   --------
Total receivables                        211,556    165,140
Less allowance for doubtful accounts      (7,297)    (6,772)
                                        --------   --------
Net Receivables                         $204,259   $158,368
                                        ========   ========

     We provide products and services to the commercial and institutional new construction and remodeling markets, the automotive replacement glass market and selected consumer markets. We do not believe a concentration of credit risk exists, due to the diversity of our markets and channels of distribution, and the geographic location of our customers. Allowances are maintained for potential credit losses and such losses have been within management's expectations. The provision for bad debt expense was $2,917,000, $1,983,000 and $3,817,000 in 1997, 1996 and 1995, respectively.


3.  Inventories

    (In thousands)                             1997       1996
    ----------------------------------------------------------
    Raw materials                         $  14,760   $ 10,402
    Work-in process                           3,863      3,964
    Finished                                 39,638     40,118
                                          ---------   --------
      Total inventories                   $  58,261   $ 54,484
                                          =========   ========

4.  Property, Plant and Equipment

    (In thousands)                             1997       1996
    ----------------------------------------------------------
    Land                                  $   2,511   $  2,392
    Buildings and improvements               60,590     50,097
    Machinery and equipment                 114,617     77,709
    Office equipment and furniture           42,555     35,383
    Construction in progress                 23,005      8,646
                                          ---------   --------
      Total property, plant and equipment   243,278    174,227
    Less accumulated depreciation          (124,479)   (95,742)
                                          ---------   --------
      Net property, plant and equipment   $ 118,799   $ 78,485
                                          =========   ========

    Depreciation expense was $18,955,000,$15,863,000 and $14,903,000 in 1997,
     1996,1995 respectively.

5.  Accrued Expenses

    (In thousands)                             1997       1996
    ----------------------------------------------------------
    Payroll and related benefits          $  25,263   $ 17,675
    Insurance                                10,956     13,983
    Taxes, other than income taxes            8,643      7,120
    Pension                                   4,192      3,598
    Interest                                  2,091        530
    Other                                    10,290      9,524
                                          ---------   --------
      Total accrued expenses              $  61,435   $ 52,430
                                          =========   ========

6.  Long-Term Debt

    (In thousands)                             1996       1997
    ----------------------------------------------------------
    Borrowings under revolving credit and
      other bank agreements, interest
      ranging from 5.74% to 6.30%         $ 124,500   $ 73,400

    Promissory note, 9.65%, due in annual
      installments through 1998                  --      4,464

    Promissory notes, 7.5%, due in
      quarterly installments through 2000     2,915      3,975

    Other                                     1,932      2,528
                                          ---------   --------
    Total long-term debt                    129,347     84,367
    Less current installments                (1,707)    (5,265)
                                          ---------   --------
      Net long-term debt                  $ 127,640   $ 79,102
                                          =========   ========

     Long-term debt maturities are as follows:


Fiscal Year   (In thousands)
----------------------------
1998               $  1,707
1999                  1,722
2000                  1,036
2001                    182
2002                124,600
Thereafter              100
                   --------
    Total          $129,347
                   ========

  We also had access to short-term credit on an uncommitted basis with several major banks. At March 1, 1997 and March 1, 1996, respectively, $10.0 million and $73.4 million in bank borrowings were outstanding under these agreements. We may refinance these short-term borrowings on a long-term basis under the revolving credit agreements discussed above. Accordingly, our short-term bank borrowings, which were not expected to be paid within one year, were classified as long-term debt. The interest rate on the year-end bank borrowings under uncommitted credit facilities was 5.80%.

  Selected information related to bank borrowings is as follows:


(Dollar amounts in thousands)                    1997       1996
----------------------------------------------------------------
Average daily borrowings during the year     $ 79,420   $ 84,173
Maximum borrowings outstanding during        $126,400   $106,650
  the year
Weighted average interest rate during
  the year                                        6.1%       6.7%

  In 1996, we entered into an interest rate swap agreement that effectively converted $20 million of our variable rate borrowings into a fixed rate obligation. Under this agreement, which expires in 1999, we receive payments at variable rates while we make payments at 6.3%. The net interest paid or received is included in interest expense.

  In 1992, we entered into three interest rate swap agreements that effectively converted $25 million of our fixed rate, long-term borrowings into variable rate obligations. During 1993, we sold two of the swap agreements at net gains. The gains were recognized as reductions in interest expense through 1997. The third agreement expired in 1995.

  The net book value of property and plant pledged as collateral under industrial development bonds was approximately $1.2 million at March 1, 1997.

7.  Interest and Other Expense, Net


(In thousands)             1997      1996     1995
----------------------------------------------------
Interest on debt         $ 6,713   $ 6,747   $4,381
Other interest             1,367       273      595
                         -------   -------   ------
Total interest expense     8,080     7,020    4,976
Less interest income      (1,116)   (1,323)    (841)
                         -------   -------   ------
Interest expense, net    $ 6,964   $ 5,697   $4,135
                         =======   =======   ======

Interest payments were $6,180,000, $7,095,000 and $4,778,000 in 1997, 1996 and
 1995, respectively.

  In 1996, other expense, net, consisted of charges totaling $4.3 million primarily related to write-off of a minority investment in a research and development venture and an adjustment to our insurance reserves, offset by the $4.2 million gain from the sale of the Nanik Window Coverings unit discussed in
Note 12.

8.  Income Taxes

The components of income tax expense (benefit) for each of the last three fiscal years are as follows:


 (In thousands)                 1997     1996      1995
--------------------------------------------------------
 Current:
 Federal                      $ 1,866    $6,559  $ 9,663
 State and local                  955       910    1,608
 Foreign                        1,529       544      316
                              -------    ------  -------
  Total current                 4,350     8,013   11,587
                              -------    ------  -------
 Deferred:
 Federal                        8,547     1,503   (3,233)
 State and local                1,605       304     (653)
 Foreign                         (700)       --      400
  Total deferred                9,452     1,807   (3,486)
                              -------    ------  -------
  Total income tax expense    $13,802    $9,820  $ 8,101
                              =======    ======  =======

  Income tax payments, net of refunds, were $11,520,000, $10,878,000 and $5,790,000 in 1997, 1996 and 1995, respectively.

  The differences between statutory federal tax rates and our consolidated effective tax rates are as follows:


                                           1997   1996   1995
-------------------------------------------------------------

 Statutory federal tax rate                35.0%  35.0%  35.0%
 State and local income taxes, net of
  federal tax benefit                       5.1    3.0    3.0
 Tax credits                               (2.2)  (0.5)  (1.1)
 Foreign items with no tax benefit          8.3    0.8    2.1
 Valuation allowance                         --   (0.6)   1.6
 Resolution of Revenue Agent Exams        (10.8)    --     --
 Other, net                                (0.5)  (0.8)  (0.4)
                                          -----   ----   ----
 Consolidated effective tax rate           34.9%  36.9%  40.2%
                                          =====   ====   ====

  In 1997, we recognized $1,445,000 of tax benefits for deductions associated with the 1987 Stock Option Plan and the 1987 Partnership Plan. These benefits were added directly to additional paid-in capital and were not reflected in the determination of income tax expense.

  Deferred tax assets and deferred tax liabilities at March 1, 1997 and March 2, 1996 are as follows:

                                    1997                     1996
 (In thousands)             Current   Noncurrent      Current   Noncurrent
--------------------------------------------------------------------------
 Accounts receivable        $ 2,660    $     --       $ 2,304     $    --
 Accrued insurance               --       2,991         2,575       8,054
 Deferred compensation          191       4,447            --       3,492
 Restructuring reserve           --          26            --         631
 Inventory                    1,505         320         1,569          --
 Depreciation                   147      (6,522)          226      (4,722)
 Employee benefit plans      (1,451)         --        (1,434)         --
 Other                        1,434       3,700         1,449         703
                            -------    --------       -------     -------
                              4,486       4,962         6,689       8,158
 Less valuation allowance        --      (3,872)           --      (1,188)
                            -------    --------       -------     -------
 Deferred tax assets        $ 4,486    $  1,090       $ 6,689     $ 6,970
                            =======    ========       =======     =======

  Our valuation allowance increased by $2,684,000 in 1997 and related primarily to a foreign net operating loss carryforward. The valuation allowances at March 1, 1997 and March 2, 1996 reflect amounts for foreign tax credits, general business tax credits, net operating loss carryforwards and a capital loss carryforward.

9.  Investment in Affiliated Companies

In January 1997, we agreed to a comprehensive settlement of all claims with respect to the Marcon Coatings, Inc. and Viratec Thin Films, Inc. (Marcon/Viratec) litigation described below. The settlement completed our purchase of the joint venture businesses from our 50% partner (JV Partner). We paid $41 million to the JV Partner for its 50% interest in the businesses and certain leased assets. Both parties agreed to irrevocably release each other from all outstanding claims related to the litigation, other than certain trade accounts payable in the ordinary course of business.

     We were party to a 1985 joint venture agreement with the JV Partner, forming Marcon Coatings, Inc. and its subsidiary, Viratec Thin Films, Inc. Marcon/Viratec operates glass coating facilities. Apogee and the JV Partner leased certain glass coating equipment and made cash advances to Marcon.

     In November 1995, the JV Partner commenced litigation against us alleging claims for damages and seeking to have the Court order us to sell our 50% interest in the joint venture to the JV Partner. We filed counterclaims seeking to have the JV Partner's 50% interest sold to us and in March 1996, the Court ordered the JV Partner to sell the shares of stock representing its 50% interest in Marcon/Viratec to us upon payment of fair value for the shares as determined by the Court, or as agreed to by us and the JV Partner.

     Reflecting the March 1996 Court order, which terminated the JV Partner's rights and status as shareholder and director as of the date of the order, Marcon/Viratec's assets, liabilities and results of operations were included in Apogee's consolidated financial statements beginning in 1997. Through 1996, our 50% ownership investment in Marcon/Viratec was accounted for using the equity method. Our net investment in Marcon/Viratec as of March 2, 1996 and February 25, 1995 was $15,821,000, and $14,278,000, respectively. Our equity in
Marcon/Viratec's net earnings for 1996 and 1995 is included in the accompanying Consolidated Results of Operations. A summary of assets, liabilities and results of operations for Marcon/Viratec for 1996 and 1995 is presented below:

(In thousands)              1996     1995
-------------------------------------------
Current assets             $11,950  $ 8,620
Noncurrent assets           23,444   16,716
Current liabilities         19,098    6,153
Noncurrent liabilities       8,602   12,673
Net sales                   46,297   38,299
Gross profit                 8,981    9,205
Net earnings                 1,183    1,838

10.  Shareholders' Equity and Stock Option Plans

     During 1997, the Board of Directors approved a two-for-one stock split, in the form of a 100% stock dividend, payable to shareholders in February 1997. All share and per share data have been restated accordingly.

          A class of 200,000 shares of junior preferred stock with a par value of $1.00 is authorized, but unissued.

          We have a Shareholders' Rights Plan, under which each share of our outstanding common stock has an associated preferred share purchase right. The rights are exercisable only under certain circumstances, including the acquisition by a person or group of 10% of the outstanding shares of the Company's common stock. Upon exercise, the rights would allow holders of such rights to purchase common stock of Apogee or an acquiring company at a discounted price, which generally would be 50% of the respective stock's current fair market value.

          The 1987 Stock Option Plan provides for the issuance of up to 2,500,000 options to purchase Company stock. Options awarded under this Plan, either in the form of incentive stock options or nonstatutory options, are exercisable at an option price equal to the fair market value at the date of award. The 1987 Plan expired by its terms on April 25, 1997. Therefore, no new grants of stock options may be made under the 1987 Plan after that date. On April 18, 1997, the Board of Directors adopted, subject to shareholder approval, the 1997 Omnibus Stock Incentive Plan (the "1997 Plan"). The 1997 Plan provides for the issuance of options and other stock-based awards of up to 2,500,000 shares.

          A summary of option transactions under the 1987 Stock Option Plan for 1997, 1996, and 1995 follows:

                                               Options Outstanding
                                   --------------------------------------------------
                                     Number of     Average
                                      Shares    Exercise Price   Option Price Range
-------------------------------------------------------------------------------------
Balance February 26, 1994             954,000       $5.88         $ 4.48-$ 9.46
Options granted                       336,000        6.49           6.21-  7.94
Options exercised                     (50,000)       5.90           4.48-  8.13
Options canceled                      (84,000)       6.57           5.38-  9.46

Balances, February 25, 1995         1,156,000        6.00           4.48-  9.46
Options granted                       490,000        8.64           7.25-  8.80
Options exercised                    (174,000)       6.52           5.38-  8.13
Options canceled                      (68,000)       5.94           5.38-  7.94

Balances, March 2, 1996             1,404,000        6.87           4.48-  9.46
Options granted                       587,000       15.08          10.50- 17.75
Options exercised                    (368,000)       5.83           5.38-  8.69
Options canceled                      (22,000)       7.53           5.38- 15.06
                                    ---------      ------         -------------
Balances, March 1, 1997             1,601,000      $10.11         $ 4.48-$17.75
                                    =========      ======         =============

The following table summarizes information about stock options outstanding and exercisable at March 1, 1997.

                                     Options Outstanding                        Options Exercisable
                       -----------------------------------------------     ------------------------------
                                          Remaining
   Range of               Number         Contractual     Weighted-Ave         Number        Weighted-Ave
Exercise Prices        Outstanding          Life        Exercise Price     Exercisable     Exercise Price
$ 4.48-$ 7.50            571,000          2.0 years        $ 6.09            400,000           $ 5.95
$ 7.51-$12.50            541,000          3.8 years          8.74            440,000             8.71
$12.51-$17.75            579,000          6.8 years         15.15             29,000            14.58
                       -----------------------------------------------     --------------------------
                       1,601,000          4.3 years        $10.11            869,000           $ 7.63
                       ===============================================     ==========================

          We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized with respect to our 1987 Stock Option Plan. Had compensation cost for the Plan been determined based on the fair value methodology prescribed by SFAS 123, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


(Dollar amounts in thousands, except
 per share data)                            1997     1996

-----------------------------------------------------------
Net earnings - as reported                $26,220   $17,835
Net earnings - pro forma                   25,221    17,493
Earnings per share - as reported             0.93      0.65
Earnings per share - pro forma               0.90      0.64

          The above pro forma amounts may not be representative of the effects on reported net earnings for future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996:


                                          1997      1996
-------------------------------------------------------------
Dividend yield                            1.1%      1.5%
Expected volatility                        60%       60%
Risk-free interest rate                   7.0%      6.0%
Expected lives                            7.5 years   5 years

          The 1987 Partnership Plan, a Plan designed to increase the ownership of Apogee stock by key employees, allows participants selected by the Compensation Committee of the Board of Directors to use earned incentive compensation to purchase Apogee common stock. The purchased stock is then matched by an equal award of restricted stock, which vests over a predetermined period. 2,200,000 common shares are authorized for issuance under the Plan. As of March 1, 1997, 1,520,000 shares have been issued under the Plan. We expensed $2,145,000, $666,000 and $708,000 in conjunction with the Partnership Plan in 1997, 1996 and 1995, respectively.

11.  Employee Benefit Plans

     We maintain a qualified Defined Contribution Pension Plan that covers substantially all full-time, non-union employees. Contributions to the Plan are based on a percentage of employees' base earnings. We deposit pension costs with the trustee annually. All pension costs were fully funded or accrued as of year end. Contributions to the Plan were $4,023,000, $3,687,000 and $3,394,000 in 1997, 1996 and 1995, respectively.

     We also maintain a 401(k) Savings Plan, which allows employees to contribute 1% to 13% of their compensation. Apogee matches 30% of the first 6% of the employee contributions. Our contributions to the Plan were $1,805,000, $1,495,000 and $1,242,000 in 1997, 1996 and 1995, respectively.

12.  Acquisitions and Divestitures

     In 1997, as indicated in Note 9, we purchased our joint venture partner's 50% interest in Marcon Coatings, Inc. and its subsidiary, Viratec Thin Films, Inc. and certain leased assets. The aggregate purchase price, net of cash acquired, was $40.2 million. Liabilities of $11.8 million were assumed. The purchase price exceeded the fair value of net assets acquired by $34.5 million, which was recorded as goodwill and is being amortized over 40 years.

     In 1997, our Auto Glass segment purchased the common stock of a 46-location retail auto glass replacement and repair company. The aggregate purchase price, net of cash acquired, was $10.4 million, consisting of $1.3 million in acquisition related expenditures and 215,000 shares of common stock valued at $9.1 million. Liabilities of $5.9 million were assumed. The purchase price exceeded the fair value of net assets acquired by $9.4 million, which was recorded as goodwill. The Auto Glass segment also made two smaller acquisitions of retail auto glass stores in 1997, purchasing assets for $0.1 million.

          The following unaided pro forma information presents a summary of our consolidated results of operations as if the 1997 acquisitions had occurred at the beginning of 1997 and 1996:


                        1997        1996
------------------------------------------
Net sales             $972,444    $930,339
Net earnings          $ 24,056    $ 16,017
Earnings per share    $   0.85    $   0.58


          In 1996, our Auto Glass segment purchased the assets of 12 retail auto glass stores and one distribution center in five separate transactions. The aggregate purchase price of the acquisitions was $3.8 million, including $0.7 million recorded as goodwill. Promissory notes of $0.5 million were issued in connection with the transactions.

          In 1995, our Auto Glass segment purchased the assets of 16 retail auto glass stores and one distribution center in four separate transactions. The aggregate purchase price of the acquisitions was $8.8 million. The purchase price exceeded the fair value of net assets acquired by $4.6 million, which was recorded as goodwill. Promissory notes of $5.3 million were issued in connection with the transactions.

          No liabilities were assumed in the 1996 and 1995 transactions. All of the above transactions were accounted for by the purchase method. Accordingly, our consolidated financial statements include the net assets and results of operations from the dates of acquisition.

          In 1996, we sold selected assets and liabilities of the Nanik Window Coverings unit (Nanik) for $17.6 million, realizing a $4.2 million gain included in "Other expense, net" in the accompanying Consolidated Results of Operations. Nanik accounted for less than 4% of consolidated net sales in 1996 and 1995.

13.  Leases

     As of March 1, 1997, we were obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:


Fiscal Year                 (In thousands)
-----------------------------------------
1998                              $11,686
1999                               10,012
2000                                7,952
2001                                5,099
2002                                3,311
Thereafter                          6,960
                                  -------
  Total minimum payments          $45,020
                                  =======

          Total rental expense was $23,551,000, $22,155,000 and $18,242,000 in
1997, 1996 and 1995, respectively.

14.  Commitments and Contingent Liabilities

          We have ongoing letters of credit related to our risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which we are obligated as of March 1, 1997 was approximately $43,959,000. We have entered into a number of noncompete agreements. As of March 1, 1997, we were committed to make future payments of $2,122,000 under such agreements.

          We have been a party to various legal proceedings incidental to our normal operating activities. In particular, like others in the construction industry, our construction business is routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages. Although it is impossible to predict the outcome of such proceedings, we believe, based on facts currently available to us, that none of such claims will result in losses that would have a material adverse effect on our financial condition.

15.  Fair Value Disclosures

     Estimated fair values of our financial instruments at March 1, 1997 and March 2, 1996 are as follows:


                                           Carrying Amount   Estimated Fair Value
(In thousands)                              1997     1996        1997      1996
---------------------------------------------------------------------------------
Long-term debt including current
 installments                             $129,347  $84,367    $129,305   $84,429

Interest rate swap agreement in a net
 payable position                               --       --          93       347


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

16.  Quarterly Data (Unaided)

     (Dollar amounts in thousands, except per share data)


     Quarter                                       1997      1996      1995
     ----------------------------------------------------------------------
     Net Sales
     First                                     $228,608  $219,032  $178,927
     Second                                     253,154   222,186   185,971
     Third                                      228,781   215,487   186,253
     Fourth                                     240,234   214,442   205,398
                                               --------  --------  --------
       Total                                   $950,777  $871,147  $756,549
                                               ========  ========  ========

     Gross Profit
     First                                     $ 36,387  $ 31,925  $ 25,388
     Second                                      42,316    31,824    29,240
     Third                                       40,117    28,264    26,204
     Fourth                                      32,981    26,510    25,057
                                               --------  --------  --------
       Total                                   $151,801  $118,523  $105,889
                                               ========  ========  ========

     Net Earnings
     First                                     $  4,976  $  3,481  $  2,600
     Second                                       7,980     5,646     4,294
     Third                                        7,602     5,172     3,763
     Fourth                                       5,662     3,536     2,393
                                               --------  --------  --------
       Total                                   $ 26,220  $ 17,835  $ 13,050
                                               ========  ========  ========

     Earnings Per Share*
     First                                     $   0.18  $   0.13  $   0.10
     Second                                        0.28      0.21      0.16
     Third                                         0.27      0.19      0.14
     Fourth                                        0.20      0.13      0.09
                                               --------  --------  --------
       Total                                   $   0.93  $   0.65  $   0.48
                                               ========  ========  ========

  *Per share data adjusted to reflect the fiscal 1997 stock dividend.

17.  Business Segments

Sales, operating income, identifiable assets and other data related to our business segments, are listed below and are an integral part of the financial statements. Fiscal 1994 and 1993 segment data are not covered by the Independent Auditors' Report.

                                     1997                 1996                 1995                 1994                 1993
(Dollar amounts in            Amount        %       Amount       %       Amount       %       Amount       %        Amount      %
 thousands)
-----------------------------------------------------------------------------------------------------------------------------------
Sales
Glass technologies           $192,827      20.3    $150,457     17.3    $120,890     16.0    $101,166     14.7     $ 83,893    14.7
Auto glass                    307,935      32.4     273,133     31.4     248,904     32.9     223,209     32.4      187,642    32.8
Building products &           460,714      48.4     462,102     53.0     399,540     52.8     377,916     54.9      312,311    54.6
 services
Intersegment elimination      (10,699)     (1.1)    (14,545)    (1.7)    (12,785)    (1.7)    (14,058)    (2.0)     (11,396)   (2.0)
                             ------------------------------------------------------------------------------------------------------
  Net sales                  $950,777     100.0    $871,147    100.0    $756,549    100.0    $688,233    100.0     $572,450   100.0
                             ======================================================================================================

Operating income (loss)
Glass technologies           $ 19,908      42.8    $ 16,431     50.6    $ 10,475     43.2    $  7,931    112.4     $  3,247    51.0
Auto glass                     20,149      43.3      18,069     55.7      19,067     78.6      18,961    268.6        8,869   139.3
Building products &             5,557      12.0      (2,073)    (6.4)     (6,081)   (25.1)    (22,443)  (318.0)      (5,598)  (87.9)
 services
                             ------------------------------------------------------------------------------------------------------
Operating income               46,496     100.0      32,457    100.0      24,262    100.0       7,058    100.0        6,369   100.0
Corporate and Other               882       1.9          30      0.1         801      3.3       2,609     37.0         (149)   (2.3)

Interest expense, net          (6,964)               (5,697)              (4,135)              (2,735)               (1,794)
Other expense, net                 --                  (149)                  --                   --                    --
                             ------------------------------------------------------------------------------------------------------
  Earning before income
   taxes and other items     $ 39,532              $ 26,611             $ 20,127             $  4,323              $  4,575
                             ======================================================================================================

                                    Identifiable Assets            Capital Expenditures       Depreciation & Amortization
                                1997       1996       1995      1997       1996      1995      1997      1996        1995
---------------------------------------------------------------------------------------------------------------------------
Glass technologies           $132,005   $ 67,606   $ 62,643   $16,972   $  4,171   $ 8,286   $  7,810   $ 3,700    $  3,425
Auto glass                    123,804    108,342     92,346    15,340     12,954    12,201      7,036     6,522       5,116
Building products &           199,050    172,019    182,931     3,194      5,096     4,429      5,406     6,146       6,443
 services
Corporate and other            46,105     38,169     24,008       107        394        41        206       160         147
                             ----------------------------------------------------------------------------------------------
Total                        $500,964   $386,136   $361,928   $35,613   $ 22,615   $24,957   $ 20,458   $16,528    $ 15,131
                             ==============================================================================================

Notes: Apogee's Building Products & Services segment has subsidiaries in Europe and Asia. During 1997, 1996 and 1995, these foreign operations had net sales of $120,318,000, $114,305,000 and $66,580,000, respectively. Foreign operating losses for 1997, 1996 and 1995 were $5,716,000, $1,983,000 and $6,575,000, respectively. At March 1, 1997, March 2, 1996 and February 25, 1995, identifiable assets of the foreign subsidiaries totaled $86,866,000, $58,753,000, and $41,880,000, respectively. Foreign currency transaction gains or losses included in net earnings for 1997, 1996 and 1995 were immaterial.

     Apogee's export sales are less than 10% of consolidated net sales. No single customer, including government agencies, accounts for 10% or more of consolidated net sales. Segment operating income (loss) is net sales less cost of sales and operating expenses. Operating income does not include provision for interest expense or income taxes. "Corporate and other" includes miscellaneous corporate activity not allocable to business segments.

                                                                     SCHEDULE II
                                                                     -----------

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

                      Valuation and Quantifying Accounts
                                (In thousands)

                               Balance at beginning of       Charged to costs and      Deductions from reserves    Balance at end of
                                       period                      expenses                       (1)                   period
                               -----------------------       --------------------      ------------------------    -----------------
For the year ended March
 1, 1997:
  Allowance for
  doubtful receivables                 $6,772                       $2,917                       $2,392                 $7,297
                               =======================       ====================      ========================    =================

For the year ended March
 2, 1996:
  Allowance for
  doubtful receivables                 $8,658                       $1,983                       $3,869                 $6,772
                               =======================       ====================      ========================    =================

For the year ended
 February 25, 1995:
  Allowance for
  doubtful receivables                 $7,879                       $3,817                       $3,038                 $8,658
                               =======================       ====================      ========================    =================


(1)  Net of recoveries

                                 EXHIBIT INDEX

       Exhibit (3A)  Restated Articles of Incorporation Incorporated by
                     reference to Exhibit 3A to Registrant's Annual Report on Form 10-K for year ended February 27, 1988.

       Exhibit (3B)  Restated By Laws of Apogee Enterprises, Inc., as amended to date. Incorporated by reference to Exhibit 3C to Registrant's Annual Report on Form 10-K for year ended February 29, 1992.

       Exhibit (4A)  Specimen certificate for shares of common stock of Apogee
                     Enterprises, Inc. Incorporated by reference to Exhibit 4A to Registrant's Annual Report on Form 10-K for year ended February 29, 1992.

       Exhibit (10A) Deferred Incentive Compensation Plan dated February 27,
                     1986 between Registrant and certain executive officers. Incorporated by reference to Exhibit 10N to Registrant's Annual Report on Form 10-K for year ended March 1, 1986.

       Exhibit (10B) Amended and Restated 1987 Apogee Enterprises, Inc.
                     Partnership Plan is incorporated by reference to Registrant's S-8 registration statement (File No. 33-60400)

       Exhibit (10C) 1987 Apogee Enterprises, Inc. Stock Option Plan is
                     incorporated by reference to Registrant's S-8 registration statement (File No. 33-35944)

       Exhibit (10D) Rights Agreement between Registrant and American Stock
                     Transfer Co. dated October 19, 1990. Incorporated by reference to Registrant's Form 8-A on October 19, 1990.

       Exhibit (10E) Consulting Agreement between Registrant and Laurence J.
                     Niederhofer dated November 1, 1993. Incorporated by reference to Exhibit 10I to Registrant's Annual Report on Form 10-K for year ended February 26, 1994.

       Exhibit (10F) Employment Agreement between Registrant and Richard Gould dated May 23, 1994. Incorporated by reference to Exhibit 10I to Registrant's Annual Report on Form 10-K for year ended February 25, 1995.

       Exhibit (10G) $150 million Multi-currency Credit Agreement between Apogee
                     Enterprises, Inc. and banks party to the agreement, ABN AMRO Bank N.V., Administrative Agent and First Bank National Association, Co-Agent dated April 29, 1996. Incorporated by reference to Exhibit 10J to Registrant's Annual Report on Form 10K for year ended March 2, 1996.

       Exhibit (11)  Statement of Determination of Common Shares and Common
                     Share Equivalents

       Exhibit (21)  Subsidiaries of the Registrant

       Exhibit (23)  Consent of KPMG Peat Marwick LLP

       Exhibit (27)  Financial Data Schedule (EDGAR filing only)

       Exhibit (99)  Litigation Reform Act of 1995 - Cautionary Statement