Form 10-Q
period 1997-05-31
APOGEE ENTERPRISES INC
filed 1997-07-15
CIK 6845

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

                                      OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended     May 31, 1997     Commission File Number   0-6365
                     ----------------------                       ----------

                           APOGEE ENTERPRISES, INC.
              --------------------------------------------------
              (Exact Name of Registrant as Specified in Charter)

                    Minnesota                       41-0919654
           --------------------------         ---------------------
            (State of Incorporation)          (IRS Employer ID No.)


   7900 Xerxes Avenue South, Suite 1800, Minneapolis, Minnesota  55431
   -------------------------------------------------------------------
                 (Address of Principal Executive Offices)


                Registrant's Telephone Number (612) 835-1874
                                              --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES X  NO
                                         ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


             Class                              Outstanding at June 30, 1997
--------------------------------                ----------------------------
Common Stock, $.33-1/3 Par Value                         27,756,713

                            APOGEE ENTERPRISES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS
                       FOR THE QUARTER ENDED MAY 31, 1997



           Description                                               Page
           -----------                                               ----

PART I
------


Item 1.    Financial Statement

           Consolidated Balance Sheets as of May 31, 1997
           and March 1, 1997                                          3

           Consolidated Results of Operations for the
           Quarters Ended May 31, 1997 and  June 1, 1996              4

           Consolidated Statements of Cash Flows for the
           Quarters Ended May 31, 1997 and June 1, 1996               5

           Notes to Consolidated Financial Statements                 6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              7-10

PART II    Other Information
-------

Item 6.    Exhibits                                                   11
           Exhibits Index                                             13
           Exhibit 11                                                 14
           Exhibit 27 Financial Data Schedule (EDGAR filing only)

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                          May 31, 1997   March 1, 1997
                                          ------------   -------------
ASSETS

Current assets
  Cash and cash equivalents (including
   restricted funds of                        $  9,722        $  4,065
    $-0- and $208, respectively)
  Receivables, net of allowance for            205,820         204,259
   doubtful accounts
  Inventories                                   62,343          58,261
  Costs and earnings in excess of
   billings on uncompleted                      17,288          25,653
    contracts
  Refundable income taxes                            -           1,004
  Deferred tax assets                            5,317           4,486
  Other current assets                           6,546           7,466
                                              --------        --------
    Total current assets                       307,036         305,194
                                              --------        --------

Property, plant and equipment, net             121,824         118,799
Marketable securities - available for           26,496          19,656
 sale
Investments                                        838             738
Intangible assets, at cost less                 52,113          52,431
 accumulated amortization
Deferred tax assets                              1,997           1,090
Other assets                                     2,998           3,036
                                              --------        --------
    Total assets                              $513,302        $500,964
                                              ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                            $ 66,842        $ 73,325
  Accrued expenses                              58,122          61,435
  Billings in excess of costs and
   earnings on uncompleted                      40,003          40,154
    contracts
  Accrued income taxes                           9,063               -
  Current installments of long-term debt         1,707           1,707
                                              --------        --------
    Total current liabilities                  175,737         176,621
                                              --------        --------

Long-term debt                                 140,379         127,640
Other long-term liabilities                     21,670          24,554

Shareholders' equity
  Common stock, $.33 1/3  par value;
   authorized 50,000,000
    shares; issued and outstanding               9,277           9,294
     27,830,412 and 27,882,000
    shares, respectively
  Additional paid-in capital                    36,907          34,686
  Retained earnings                            130,184         129,424
  Cumulative translation adjustment and           (852)         (1,255)
   unearned compensation
                                              --------        --------
    Total shareholders' equity                 175,516         172,149
                                              --------        --------
    Total liabilities and shareholders'       $513,302        $500,964
     equity
                                              ========        ========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
              FOR THE QUARTERS ENDED May 31, 1997 and JUNE 1, 1996
           (Thousands of Dollars Except Share and Per Share Amounts)

                                                Quarter Ended
                                         ---------------------------
                                         May 31, 1997   June 1, 1996
                                         -------------  ------------
Net sales                                  $   244,782   $   228,608

Cost of sales                                  199,101       192,080
                                         -------------  ------------

    Gross profit                                45,681        36,528

Selling, general and administrative             32,353        26,171
 expenses
                                         -------------  ------------

    Operating income                            13,328        10,357

Interest expense, net                            2,304         2,355
                                         -------------  ------------

    Earnings before income taxes and            11,024         8,002
     other items below

Income taxes                                     4,000         2,954
Equity in net loss of affiliated                   250            60
 companies
Minority interest                                    -            12
                                         -------------  ------------

    Net earnings                           $     6,774   $     4,976
                                         =============  ============


Earnings per share                         $      0.24   $      0.18
                                         =============  ============

Weighted average number of common
 shares and common                          28,509,000    27,662,000
  share equivalents outstanding
                                         =============  ============

Cash dividends per common share            $     0.045   $     0.043
                                         =============  ============

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE QUARTERS ENDED MAY 31, 1997 AND JUNE 1, 1996
                            (Thousands of Dollars)

                                            1997       1996
                                          --------   --------
OPERATING ACTIVITIES
Net earnings                              $  6,774   $  4,976
Adjustments to reconcile net earnings
 to net cash provided by
  operating activities:
    Depreciation and amortization            5,766      6,135
    Provision for losses on accounts           408        485
     receivable
    Deferred income tax (benefit)           (1,738)       281
     expense
    Minority interest                            -         13
    Equity in net earnings of                  250         60
     affiliated companies
    Other, net                               1,742       (403)
    Changes in operating assets and
     liabilities, net of effect of
      acquisitions
        Receivables                         (1,342)    (6,090)
        Inventories                         (3,970)    (4,039)
        Costs and earnings in excess of
         billings on uncompleted             8,443      3,856
           contracts
        Other current assets                   933       (860)
        Accounts payable and accrued       (10,145)    19,173
         expenses (1)
        Billings in excess of costs and
         earnings on uncompleted              (151)     5,871
          contracts
        Accrued income taxes                 9,967      1,948

        Other long-term liabilities         (4,297)    (2,056)
                                          --------   --------
          Net cash provided by              12,640     29,350
           operating activities           --------   --------


INVESTING ACTIVITIES
Capital expenditures                        (8,356)    (6,743)
Acquisition of businesses, net of cash        (500)   (21,186)
 acquired (1)
Increase in marketable securities           (6,821)      (761)
Investments in and advances to                (350)         -
 affiliated companies
Proceeds from sale of property and              77      1,826
 equipment
Other, net                                     (62)      (483)
                                          --------   --------
     Net cash used in investing            (16,012)   (27,347)
      activities
                                          --------   --------


FINANCING ACTIVITIES
Payments on long-term debt                    (518)      (688)
Proceeds from issuance of long-term debt    13,257      4,600
Repurchase and retirement of common         (5,289)         -
 stock
Proceeds from issuance of common stock       2,825      2,506
Dividends paid                              (1,246)    (1,158)
                                          --------   --------
     Net cash provided by                    9,029      5,260
      financing activities
                                          --------   --------
Increase in cash                             5,657      7,263
Cash at beginning of period                  4,065      7,389
                                          --------   --------
Cash at end of period                     $  9,722   $ 14,652
                                          ========   ========

  (1) In 1996, the estimated cost of the Marcon and Viratec acquisition, subsequently determined in January 1997, was included in investing activities and was offset by an increase in accrued expenses in operating activities.

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     Principles of Consolidation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 1997 and March 1, 1997, and the results of operations and cash flows for each of the thirteen week periods ended May 31, 1997 and June 1, 1996. Certain prior year amounts have been reclassified to conform to the current period presentation.

     The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes.

     The results of operations for the thirteen week periods ended May 31, 1997 and June 1, 1996 are not necessarily indicative of the results to be expected for the full year.

     Accounting period

     The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.   Earnings per share

     Share and per share amounts have been restated to reflect the two-for-one stock split, effected in the form of a 100% stock dividend, issued in February 1997.

3.   Inventories

     Inventories consist of the following:



                                      May 31, 1997  March 1, 1997
                                      ------------  -------------
     Raw materials and supplies         $19,274        $14,760
     In process                           4,106          3,863
     Finished goods                      38,963         39,638
                                      ------------  -------------
                                        $62,343        $58,261
                                      ============  =============


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Sales and Earnings

First quarter earnings rose 36% to $6.8 million, or 24 cents per share, from $5.0 million, or 18 cents per share, a year ago. Last year's per share figure reflects the two-for-one stock split, effected in the form of a 100% stock dividend, issued to shareholders in February, 1997. Sales were $244.8 million, a 7% increase over the $228.6 million reported a year ago.

The following table presents sales and operating income data for the Company's three segments and on a consolidated basis for the first quarter, when compared to the corresponding period a year ago. Operating results are discussed below.


                                       Quarter Ended
                                  ------------------------
                                    May 31,      June 1,     Percentage Change
                                     1997         1996             1996
                                  ==========   ===========  ===================
     Sales
     Glass technologies           $  52,045     $  44,269            18
     Auto glass                      90,257        78,418            15
     Building products & services   104,723       109,190            (4)
     Eliminations                    (2,243)       (3,269)          (31)
                                  ----------    ----------
     Total                        $ 244,782     $ 228,608             7
                                  ==========    ==========

     Operating Income (Loss)
     Glass technologies           $   5,277     $   4,023            31
     Auto glass                       6,345         6,205             2
     Building products & services     1,734     $     561           209
     Corporate and other                (28)         (432)          (94)
                                  ----------    ----------
     Total                        $  13,328     $  10,357            29
                                  ==========    ==========

Glass Technologies (GT)

Apogee's Glass Technologies segment reported another quarter of improved sales and operating earnings in the first quarter. Sales increased by 18%, while earnings jumped 31%. Both improvements were primarily due to the development of significantly higher sales for Viratec Thin Films' coating of curved glass surfaces of cathode ray tubes (CaRT). CaRT sales more than doubled for the quarter and allowed the unit to report a small operating profit for that business. Viratec's flat glass coating business had a double-digit sales gain and solid earnings for the period.

Quarterly earnings at Viracon, the segment's largest business, were flat due partly to an unusually large number of customer shipments delayed to following quarters, as sales rose by just 4%. Customer demand for Viracon's products remains strong and the shipments delayed in the first quarter should boost future results. The segment's Tru Vue unit also improved its sales and earnings in its seasonally soft first quarter.

The Glass Technologies segment expects to experience positive quarterly earnings comparisons for the remainder of the year as Viracon anticipates continued strong demand for fabricated architectural glass products and Viratec is experiencing strong order rates for its coated glass products.

Auto Glass (AG)

AG reported 15% sales growth in the first quarter, with just over half of the increase due to the Portland Glass units acquired in the fourth quarter of fiscal 1997. However, operating income rose only 2% to $6.3 million as retail margins were affected by competitive industry conditions and the costs of long-term business initiatives, including both marketing efforts and information systems development. The segment's Glass Depot and Curvlite units produced good sales and earnings for the period.

At the close of the first quarter, Harmon had 323 retail locations in over 40 states. The segment also had 66 wholesale depots and 8 Midas Muffler franchises. The segment continues to explore opportunities to expand the reach of its businesses.

Although AG expects to produce solid operating results for the year, the uncertainty of industry unit sales and pricing continues to make it difficult to project operating earnings for the remainder of the fiscal 1998.

Building Products & Services (BPS)

BPS reported another quarter of improved year-over-year results. As expected, net sales decreased four percent to $104.7 million, representing just 43% of consolidated net sales. This decline reflected lower revenues at the segment's New Construction unit, partly offset by the Detention/Security unit's 28% sales increase. US and Asian New Construction revenues fell by 28% and 27%, respectively, while revenues in Europe rose by 13%.

Operating earnings more than tripled to $1.7 million, up from $561,000 a year ago. The Detention/Security group leveraged its sales improvement into a solid profit versus a small loss in the comparable quarter a year ago. Domestic New Construction operations reported a nominal profit compared to a loss in last year's first quarter. International curtainwall operations experienced a $1.4 million operating loss, primarily due to poor results at our French unit. The Wausau Architectural Products group contributed a slightly improved profit for the period.

The New Construction business continued to be the primary focus of management efforts to improve profitability. During the quarter, administrative and engineering staffing levels were reduced to more appropriately match the unit's current backlog and anticipated revenue base. New Construction also took steps to begin closure of its Asian contract offices. Management is exploring various strategic alternatives for its New Construction unit, particularly for its European operation. Although European operations are likely to continue to experience losses in the next few quarters, the Company believes that earnings from the segment's other businesses will more than offset such losses and the segment will continue to show steady, if modest, earnings improvement.

Backlog

At May 31, 1997, Apogee's consolidated backlog was $373 million, up 4% from fiscal year end, but down 14% from a year ago. The backlogs of the Building Products & Services segment's operations, which represent over 80% of Apogee's consolidated backlog, were down slightly from March 1, 1997, but were 25% lower than twelve months earlier. Asian and European New Construction backlogs were both down by over 50% year-to year, while the US backlog was essentially unchanged from a year ago. Glass Technologies' Viracon operation reported a higher backlog of sales for its architectural glass products and Viratec Thin Films' backlog more than doubled, partly due to higher order levels for the CaRT business.

Consolidated

The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.


                                          Percentage of Sales
                                         --------------------
                                           1998       1997
                                         ---------  ---------
     Net sales                             100.0       100.0
     Cost of sales                          81.3        84.1
                                         ---------  ---------
       Gross profit                         18.7        15.9

     Selling, general and administrative
      expenses                              13.2        11.4
                                         ---------  ---------
       Operating income                      5.4         4.5
     Interest expense, net                   0.9         1.0
                                         ---------  ---------
       Earnings before taxes                 4.5         3.5
     Income taxes                            1.6         1.3
     Equity in net loss of affiliated
      companies                              0.1           -
     Minority interest                         -           -
                                         ---------  ---------
       Net earnings                          2.8         2.2
                                         =========  =========

Effective tax rate                          36.3%       36.9%


On a consolidated basis, cost of sales, as a percentage of net sales, fell to its lowest figure this decade. This reflected productivity gains at BPS's Detention unit, all of GT's operating units, particularly Viratec, and the AG's Curvlite unit, as well as the change in sales mix reflecting lower New Construction revenues. These factors were partly offset by higher material costs experienced by the AG segment's Retail and Distribution operations.

Selling, general and administrative (SG&A) expenses rose by $6.2 million, or 24%. The increase included higher salaries, commissions and bonus expenses, the latter two items associated with increased sales and profitability, as well as severance costs associated with certain management changes and the reduction of administrative and engineering staffing levels at BPS. Apogee expects that SG & A costs for the remainder of the year will exceed last year's levels, but by lower amounts than experienced in the first quarter. Net interest expense was essentially unchanged from last year. Slightly lower interest rates offset the increase in interest-bearing liabilities.

The effective income tax rate was slightly lower than a year ago. Among other items, Apogee's tax rate continued to reflect the benefit of significant export sales and favorable international tax activity.

Liquidity and Capital Resources

At quarter end, the Company's working capital was marginally above that reported at March 1, 1997. An $8.4 million reduction in costs and earnings in excess of billings on uncompleted contracts was partly offset by small increases in receivables and inventories, resulting in a $5.7 million increase in cash for the quarter.

Bank borrowings stood at $137.8 million at May 31, 1997, $13.3 million higher than at March 1, 1997. The additional borrowings were required to cover the gap by which capital spending, the buyback of 320,000 common shares pursuant to the Company's previously announced share repurchase program and working capital requirements exceeded net earnings and noncash charges. At May 31, 1997, long-term debt stood at 42% of total capitalization.

Additions to property, plant and equipment totaled approximately $8.4 million. Major items included expenditures for data management, information processing and manufacturing capacity. The AG segment also completed one acquisition of retail auto glass replacement stores for $500,000.

Cautionary Statements
---------------------

A number of factors should be considered in conjunction with any discussion of operations or results by the Company or its representatives and any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

These factors are set forth in the cautionary statements filed as Exhibit 99 to the Company's Form 10-K and include, without limitation, cautionary statements regarding changes in economic and market conditions, factors related to competitive pricing, commercial building market conditions, management of growth, the integration of acquisitions, the realization of expected economies gained through expansion and information systems technology, industry conditions, including that the industries in which the business segments compete are cyclical in nature and sensitive to changes in general economic conditions, the competitive environment in which the Company's business segments operate, including that the industries are highly competitive and fairly mature, and the Company's international operations which are subject to the general risks of doing business abroad and of entering new markets. The Company wishes to caution investors and other to review the statements set forth in Exhibit 99 and that other factors may prove to be important in affecting the Company's business or results of operations. These cautionary statements should be considered in connection with this Form 10-Q, including the forward looking statements contained in the Management's discussion and analysis of the Company's three business segments. These cautionary statements are intended to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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


                                       APOGEE ENTERPRISES, INC.


Date:  July 15, 1997                   /s/Donald W. Goldfus
      ----------------                 --------------------
                                          Donald W. Goldfus
                                          Chairman of the Board,
                                           Chief Executive Officer and President


Date:  July 15, 1997                   /s/Terry L. Hall
      ----------------                 ----------------
                                          Terry L. Hall
                                          Vice President Finance and
                                           Chief Financial Officer

EXHIBITS INDEX

Exhibit                                                                 Page
-------                                                                 ----

Exhibit 11     Statement of Determination of Common Shares
               and Common Share Equivalents                              14

Exhibit 27     Financial Data Schedule (EDGAR filing only)