Form 10-Q
period 1997-08-30
APOGEE ENTERPRISES INC
filed 1997-10-14
CIK 6845

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

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended   August  30, 1997  Commission File Number   0-6365
                       --------------------                      ----------

                           APOGEE ENTERPRISES, INC.
              --------------------------------------------------
              (Exact Name of Registrant as Specified in Charter)

                    Minnesota                     41-0919654
           --------------------------       ------------------------
            (State of Incorporation)          (IRS Employer ID No.)


      7900 Xerxes Avenue South, Suite 1800, Minneapolis, Minnesota  55431
      -------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                Registrant's Telephone Number   (612) 835-1874
                                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES    X     NO
                                           -----      -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


              Class                    Outstanding at September 30, 1997
----------------------------------     ---------------------------------
Common Stock, $.33-1/3 Par Value                    27,853,952

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               TABLE OF CONTENTS
                     FOR THE QUARTER ENDED AUGUST 30, 1997


           Description                                          Page
           -----------                                          ----
PART I
------

Item 1.    Financial Statements

           Consolidated Balance Sheets as of August 30, 1997
            and March 1, 1997                                      3

           Consolidated Results of Operations for the
            Three Months and Six Months Ended
            August 30, 1997 and August 31, 1996                    4

           Consolidated Statements of Cash Flows for
            the Six Months Ended August 30, 1997 and
            August 31, 1996                                        5

           Notes to Consolidated Financial Statements              6

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations       7-10

PART II    Other Information
---------

Item 4     Submission of matters to a Vote of Security Holders    11

Item 6.    Exhibits                                               11

           Exhibit Index                                          13

           Exhibit 11                                             14

           Exhibit 27  (EDGAR filing only)

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                       August 30,     March 1,
                                                         1997           1997
                                                       ---------     ----------
ASSETS

Current assets
  Cash and cash equivalents (including restricted
    funds of $-0- and $208, respectively)               $  8,547     $  4,065
  Receivables, net of allowance for doubtful
    accounts                                             183,921      204,259
  Inventories                                             63,475       58,261
  Costs and earnings in excess of billings on
    uncompleted contracts                                 18,696       25,653
  Refundable income taxes                                      -        1,004
  Deferred tax assets                                      5,037        4,486
  Other current assets                                     4,967        7,466
                                                        --------    ---------
    Total current assets                                 284,642      305,194
                                                        --------    ---------

Property, plant and equipment, net                       126,032      118,799
Marketable securities - available for sale                28,188       19,656
Investments                                                  984          738
Intangible assets, at cost less accumulated
  amortization                                            51,608       52,431
Deferred tax assets                                        1,090        1,090
Other assets                                               2,382        3,036
                                                        --------    ---------
    Total assets                                        $494,927     $500,964
                                                        ========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                      $ 60,365     $ 73,325
  Accrued expenses                                        60,752       61,435
  Billings in excess of costs and earnings
    on uncompleted contracts                              36,183       40,154
  Accrued income taxes                                     6,047            -
  Current installments of long-term debt                   1,671        1,707
                                                        --------    ---------
    Total current liabilities                            165,018      176,621
                                                        --------    ---------

Long-term debt                                           125,183      127,640
Other long-term liabilities                               22,825       24,554

Shareholders' equity
  Common stock, $.33 1/3  par value; authorized
   50,000,000 shares; issued and outstanding
   27,818,000 and 27,882,000                               9,273        9,294
    shares, respectively
  Additional paid-in capital                              38,298       34,686
  Retained earnings                                      137,025      129,424
  Cumulative translation adjustment and unearned
       compensation                                       (2,695)      (1,255)
                                                        --------    ---------
    Total shareholders' equity                           181,901      172,149
                                                        --------    ---------
    Total liabilities and shareholders' equity          $494,927     $500,964
                                                        ========    =========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                      AUGUST 30, 1997 AND AUGUST 31, 1996
           (THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                           Three Months Ended                       Six Months Ended
                                -------------------------------------   --------------------------------------
                                August 30, 1997      August 31, 1996      August 30, 1997     August 31, 1996
                                ----------------   ------------------   ------------------  ------------------

Net Sales                            $   253,072          $   253,154          $   497,854         $   481,762

Cost of sales                            204,220              205,865              403,321             397,942
                                ----------------   ------------------   ------------------  ------------------

    Gross profit                          48,852               47,289               94,533              83,820

Selling, general and
  administrative expenses                 32,221               32,765               64,574              58,939
                                ----------------   ------------------   ------------------  ------------------

    Operating income                      16,631               14,524               29,959              24,881

Interest expense, net                      1,755                1,901                4,059               4,256
                                ----------------   ------------------   ------------------  ------------------
    Earnings before income
     taxes                                14,876               12,623               25,900              20,625
      and other items below

Income taxes                               5,065                4,629                9,065               7,583
Equity in net loss of
 affiliated                                  154                    -                  404                  60
  companies
Minority interest                              -                   14                    -                  26
                                ----------------   ------------------   ------------------  ------------------

    Net Earnings                     $     9,657          $     7,980          $    16,431         $    12,956
                                ================   ==================   ==================  ==================

Earnings per share                   $      0.34          $      0.28          $      0.58               $0.47
                                ================   ==================   ==================  ==================
Weighted average number of
  common shares and common
  share equivalents outstanding       28,441,000           28,015,000           28,475,000          27,839,000
                                ================   ==================   ==================  ==================

Cash dividends per common share      $      .045          $     0.040          $     0.090               $.080
                                ================   ==================   ==================  ==================

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED AUGUST 30, 1997 AND AUGUST 31, 1996
                             (Thousands of Dollars)


                                                           1997         1996
                                                         -------      --------
OPERATING ACTIVITIES

Net earnings                                              16,431      $ 12,956
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                         11,890        11,945
    Provision for losses on accounts receivable              353           987
    Deferred income tax (benefit) expense                   (551)          374
    Minority interest                                          -            26
    Equity in net earnings of affiliated companies           404            60
    Other, net                                             1,595           452
                                                         -------      --------
    Changes in operating assets and liabilities,
     net of effect of acquisitions                        30,122        26,800

        Receivables                                       17,353       (21,098)
        Inventories                                       (5,102)       (2,563)
        Costs and earnings in excess of
         billings on uncompleted contracts                 6,377       (15,222)

        Other current assets                               2,512            30
        Accounts payable and accrued expenses (1)        (10,514)       33,370
        Billings in excess of costs and earnings on
         uncompleted                                      (3,971)       12,239
          contracts
        Accrued income taxes                               7,451         3,358
        Other long-term liabilities                       (2,663)        3,967
                                                         -------      --------
          Net cash provided by operating activities       41,565        40,881
                                                         -------      --------

INVESTING ACTIVITIES
Capital expenditures                                     (18,218)      (15,087)
Acquisition of businesses, net of cash acquired (1)         (500)      (23,671)
Increase in marketable securities                         (8,405)       (2,802)
Proceeds from sale of property and equipment                 108         1,853
Other, net                                                (1,578)         (684)
                                                         -------      --------
          Net cash used in investing activities          (28,593)      (40,391)
                                                         -------      --------

FINANCING ACTIVITIES
Payments on long-term debt                                (2,493)       (1,947)
Proceeds from issuance of long-term debt                       -             -
Repurchase and retirement of common stock                 (7,017)       (1,396)
Proceeds from issuance of common stock                     3,517         3,091
Dividends paid                                            (2,497)       (2,322)
                                                         -------      --------
          Net cash provided by financing activities       (8,490)       (2,574)
                                                         -------      --------

Increase in cash                                           4,482        (2,084)
Cash at beginning of period                                4,065         7,389
                                                         -------      --------
Cash at end of period                                    $ 8,547       $ 5,305
                                                         =======      ========

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

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation
    ---------------------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 30, 1997 and August 31, 1996, the results of operations for the three months and six months ended August 30, 1997 and August 31, 1996 and cash flows for the six months ended August 30, 1997 and August 31, 1996.

    The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes.

    Certain amounts from prior-years' financial statements have been reclassified to conform with this year's presentation.

    The results of operations for the six-month period ended August 30, 1997 are not necessarily indicative of the results to be expected for the full year.

    Accounting period
    -----------------

    The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.  INVENTORIES

    Inventories consist of the following:

                                     August 30, 1997       March 1, 1997
                                    -----------------    ----------------
    Raw materials and supplies            $17,287             $14,760
    In process                              4,674               3,863
    Finished goods                         41,514              39,638
                                    -----------------    ----------------
                                          $63,475             $58,261
                                    =================    ================

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

SALES AND EARNINGS
------------------

Record second quarter net earnings of $9.7 million, or 34 cents per share, were 21% greater than last year's $8.0 million, or 28 cents per share. Revenues for the quarter were even with a year ago at $253 million. Year-to-date net earnings rose 27% to $16.4 million, or 58 cents per share, from $13.0 million, or 47 cents per share, a year ago. Revenues for the first six months increased 3%, to $498 million compared to $482 million a year ago.

The following table presents the percentage change in net sales and operating income for the Company's three segments and on a consolidated basis, for three and six months when compared to the corresponding periods a year ago.

                                      Three Months Ended                       Six Months Ended
                           -------------------------------------   -------------------------------------
                                August 30,      August 31,    %         August 30,      August 31,    %
(In Thousands)                     1997            1996      Chg           1997            1996      Chg
                           -------------------------------------   -------------------------------------
NET SALES
Glass technologies           $      58,005   $      49,474    17     $     110,050   $      93,743    17
Auto  glass                         97,296          84,429    15           187,553         162,847    15
Building products &                100,464         122,012   (18)          205,187         231,202   (11)
 services
Intersegment eliminations           (2,693)         (2,761)   (2)           (4,936)         (6,030)  (18)
                           -------------------------------------   -------------------------------------
Total                        $     253,072   $     253,154     -     $     497,854   $     481,762     3
                           =====================================   =====================================

OPERATING INCOME
Glass technologies           $       7,907   $       3,904   103     $      13,184   $       7,927    66
Auto glass                          11,417           8,769    30            17,762          14,974    19
Building products &                 (2,374)          2,125   N/M              (640)          2,686   N/M
 services
Corporate and other                   (319)           (274)   16              (347)           (706)   51
                           -------------------------------------   -------------------------------------
Total                        $      16,631   $      14,524    15     $      29,959   $      24,881    20
                           =====================================   =====================================



Glass Technologies (GT)
-----------------------

GT's second quarter produced significant revenue and earnings gains when compared to the same period a year ago. The growth was largely due to strong product demand along with improved product mix experienced at Viracon, the segment's high-performance architectural glass fabricator. Tru Vue, the segment's custom picture framing glass unit, also reported revenue and earning gains, largely due to increased volume.

Viratec Thin Films (Viratec) had modest operating income versus last year's small operating loss. Viratec's flat glass operations continued to show solid results and reported marked improvement in its coating of curved glass surfaces of cathode ray tubes (CaRT). The CaRT line operated at a modest profit for the quarter. However, the unit needs to significantly improve volumes for the CaRT line to achieve adequate returns. The unit is currently expanding the capacity of both its flat glass and CaRT operations.

Based on its backlog and strong demand for its products, GT currently anticipates year-over-year profit growth for all of its units during the latter half of fiscal 1998.

Auto Glass (AG)
---------------

AG achieved double-digit growth in both revenues and earnings during the quarter. Approximately one-half of the revenue growth was due to the fourth quarter fiscal 1997 acquisition of Portland Glass. The earnings growth was due in part to better selling prices and cost reductions at the retail and distribution units. During the quarter, same-location sales rose slightly from a year-ago quarter. Curvlite, the segment's windshield fabricating unit, had higher revenues and reported solid earnings growth, due in part to a modest price improvement.

At the close of the first six months, the segment had 323 retail and distribution locations in over 40 states.

Despite solid earnings results through six months, uncertain demand for automotive replacement glass may cause the segment to report quarterly earning deviations, particularly in the latter half of the fiscal year, the segment's seasonally slower time of the year.


Building Products & Services (BPS)
----------------------------------

BPS reported an operating loss for the second quarter compared with operating income for the same period a year ago. The loss was primarily due to a single curtainwall project in the New Construction unit's European operations. New Construction's domestic operations had a solid operating profit for the quarter and showed marked improvement for the period over a year ago. The unit's focus on job selection and cost reductions resulted in lower revenues with improved margins. The Architectural Products, Detention & Security and Full Service units continued to turn out improved operating results. Improved volume levels along with good product mix led to both revenue and earnings growth for these units.

In an August 21, 1997 press release, the Company announced a restructuring charge for BPS's New Construction curtainwall unit. The Company anticipates taking a third-quarter after tax charge of between $11 million and $16 million to exit the unit's Asian operations and rationalize its excess manufacturing capacity in Europe.

BPS plans to continue its focus on cost reductions and process improvements, particularly for its European operations, while looking to grow its profitable operations. It currently anticipates favorable year over year comparisons for its New Construction domestic operations and other operating units, but overseas operating losses from New Construction activities will continue to adversely influence earnings, possibly resulting in operating losses for the remainder of the year.

Backlog
-------
On August 30, 1998, Apogee's consolidated backlog stood at $332 million, down 17% from the $399 million reported a year ago. The most notable variances were sizable declines in the BPS's New Construction unit's Asian and European backlogs.

Consolidated
------------
The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.

                                              Three Months Ended          Six Months Ended
                                          -------------------------   -----------------------
                                            Aug. 30,      Aug. 31,     Aug. 30,     Aug. 31,
                                              1997          1996         1997         1996
                                          -------------------------  -----------------------

Net sales                                      100.0      100.0         100.0      100.0
Cost of sales                                   80.7       81.3          81.0       82.6
                                          -------------------------  -----------------------
     Gross profit                               19.3       18.7         19..0       17.4
Selling, general and administrative             12.7       12.9          13.0       12.2
 expenses
                                          -------------------------  -----------------------
     Operating income                            6.6        5.7           6.0        5.2

Interest expense, net                            0.7        0.8           0.8        0.9
                                          -------------------------  -----------------------
     Earnings before income taxes
       and other items below                     5.9        5.0           5.2        4.3

Income taxes                                     2.0        1.8           1.8        1.6
Equity in net earnings of affiliated             0.1          -           0.1          -
 companies
Minority interest                                  -          -             -          -
                                          -------------------------  -----------------------
     Net earnings                                3.8        3.2           3.3        2.7
                                          =========================  =======================
Income tax rate                                 34.0%      36.7%         35.0%      36.8%


On a consolidated basis for the three-month and six-month periods, gross profit, as a percentage of net sales, rose as AG and GT reported slightly better pricing and volume growth and BPS reported improved margins for all but its international operations. In addition, the change in sales mix away from the lower-margin curtainwall business also contributed to the improvement. The Company's gross margin also improved due to notably lower insurance costs. Selling, general and administrative expenses (SG & A) were flat for the second quarter due to Company-wide efforts to control such costs. Net interest expense dipped slightly due to lower interest rates and a decline in borrowing levels. The decrease reflected better cash flow and a reduction in working capital needs.

The effective income tax rate of 35% decreased due to changes in the domestic and international jurisdictional mix of the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash balances were higher at quarter-end due partly to strong receivable collections. Receivables and costs in excess of billings decreased reflecting closure on some longer-term projects at BPS. Inventories grew with the higher sales levels due to the seasonality of many of the Company's businesses. Accrued expenses, accounts payable and billings in excess of costs also
declined.   Borrowing levels declined modestly from year end.  Total debt of
$150 million at August  30, 1997, represented 45% of invested capital.

Additions to property, plant and equipment totaled $18.2 million for the first half of the fiscal year. Major components of these additions included expenditures for facility expansion and improvement of information systems at all segments.

CAUTIONARY STATEMENTS
---------------------

A number of factors should be considered in conjunction with any discussion of operations or results by the Company or its representatives and any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

These factors are set forth in the cautionary statements filed as Exhibit 99 to the Company's Form 10-K and include, without limitation, cautionary statements regarding changes in economic and market conditions, factors related to competitive pricing, commercial building market conditions, management of growth, the integration of acquisitions, the realization of expected economies gained through expansion and information systems technology, industry conditions, including that the industries in which the business segments compete are cyclical in nature and sensitive to changes in general economic conditions, the competitive environment in which the Company's business segments operate, including that the industries are highly competitive and fairly mature, and the Company's international operations which are subject to the general risks of doing business abroad and of entering new markets. The Company wishes to caution investors and other to review the statements set forth in Exhibit 99 and that other factors may prove to be important in affecting the Company's business or results of operations. These cautionary statements should be considered in connection with this Form 10-Q, including the forward-looking statements contained in the Management's Discussion and Analysis of the Company's three business segments. These cautionary statements are intended to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                                    PART II

                               OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Apogee Enterprises, Inc. Annual Meeting of Shareholders was held on June 17, 1997. The total number of outstanding shares on the record date for the Annual Meeting was 27,982,038. Seventy-five percent of the total outstanding shares were represented in person or by proxy at the meeting.

The candidates for election as Class II Directors listed in the proxy statement were elected to serve three-year terms, expiring at the 2000 annual meeting.
The proposals to approve the 1997 Omnibus Stock Incentive Plan and to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the 1998 fiscal year were also approved. The results of these matters voted upon by the shareholders are listed below.

                                                Number of Shares
                                -----------------------------------------------
                                   In Favor        Withheld        Abstained
                                -------------   --------------   --------------
Election of Class II Directors
    Harry A. Hammerly              20,564,318        418,419
    Laurence J. Niederhofer        20,402,265        580,472

Approval of the 1997
  Omnibus Stock Incentive Plan     15,683,361      5,193,167         106,209

Ratification of the appointment
  of KPMG Peat Marwick LLP
  as independent auditors          20,722,643         21,243         238,851


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits:

       Exhibit 11. Statement of Determination of Common Shares and Common Share
                   Equivalents.

       Exhibit 27. Financial Data Schedule (EDGAR filing only).

(b) Registrant filed a Current Report Form 8-K, dated August 21, 1997, announcing the Company's plan to record a third quarter restructuring charge for its New Construction international operations.

                                                                  CONFORMED COPY



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APOGEE ENTERPRISES, INC.


Date:      October 14, 1997         /s/ Donald W. Goldfus
      ---------------------------   ---------------------
                                    Donald W. Goldfus
                                    Chairman of the Board,
                                    Chief Executive Officer and President


Date:       October 14, 1997        /s/ Terry L. Hall
      ----------------------------  -----------------
                                    Terry L. Hall
                                    Vice President Finance and
                                     Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                     Page
-------                                                     ----

Exhibit 11  Statement of Determination of Common Shares
            and Common Share Equivalents                     14

Exhibit 27  Financial Data Schedule (EDGAR filing only)      15