Form 10-Q
period 1997-11-29
APOGEE ENTERPRISES INC
filed 1998-01-13
CIK 6845

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

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended  November 29, 1997  Commission File Number   0-6365
                        -----------------                          --------

                           APOGEE ENTERPRISES, INC.
                    --------------------------------------
              (Exact Name of Registrant as Specified in Charter)

                      Minnesota                  41-0919654
             --------------------------   ------------------------
              (State of Incorporation)     (IRS Employer ID No.)


      7900 Xerxes Avenue South, Suite 1800, Minneapolis, Minnesota  55431
      -------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                Registrant's Telephone Number   (612) 835-1874
                                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES    X     NO
                                          -------     -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


             Class                              Outstanding at December 31, 1997
---------------------------------               --------------------------------
Common Stock, $.33-1/3 Par Value                            27,798,190

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               TABLE OF CONTENTS
                    FOR THE QUARTER ENDED NOVEMBER 29, 1997



           Description                                                      Page
           -----------                                                      ----
PART I
------
Item 1.    Financial Statements

           Consolidated Balance Sheets as of November 29, 1997
           and March 1, 1997                                                 3

           Consolidated Results of Operations for the
           Three Months and Nine Months Ended
           November 29, 1997 and November 30, 1996                           4

           Consolidated Statements of Cash Flows for
           the Nine Months Ended November 29, 1997 and November 30, 1996     5

           Notes to Consolidated Financial Statements                        6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  7-10

PART II    Other Information
-------

Item 6.    Exhibits                                                         11

           Exhibit Index                                                    13

           Exhibit 11                                                       14
           Exhibit 27 (EDGAR filing only)

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                         November 29,             March 1,
                                                                             1997                   1997
                                                                        -------------          --------------
ASSETS

Current assets
  Cash and cash equivalents (including restricted funds of
    $-0- and $208, respectively)                                             $  3,009                $  4,065
  Receivables, net of allowance for doubtful accounts                         186,489                 204,259
  Inventories                                                                  65,917                  58,261
  Costs and earnings in excess of billings on uncompleted
    contracts                                                                  19,361                  25,653
  Refundable income taxes                                                           -                   1,004
  Deferred tax assets                                                          11,149                   4,486
  Other current assets                                                          5,165                   7,466
                                                                        -------------          --------------
    Total current assets                                                      291,090                 305,194
                                                                        -------------          --------------

Property, plant and equipment, net                                            128,992                 118,799
Marketable securities - available for sale                                     27,269                  19,656
Investments                                                                       934                     738
Intangible assets, at cost less accumulated amortization                       51,401                  52,451
Deferred tax assets                                                             2,890                   1,090
Other assets                                                                    2,250                   3,036
                                                                        -------------          --------------
    Total assets                                                             $504,826                $500,964
                                                                        =============          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                           $ 68,942                $ 73,325
  Accrued expenses                                                             69,203                  61,435
  Billings in excess of costs and earnings on uncompleted
    contracts                                                                  34,575                  40,154
  Current installments of long-term debt                                        1,671                   1,707
                                                                        -------------          --------------
    Total current liabilities                                                 174,391                 176,621
                                                                        -------------          --------------

Long-term debt                                                                136,151                 127,640
Other long-term liabilities                                                    22,894                  24,554

Shareholders' equity
  Common stock, $.33-1/3 par value; authorized 50,000,000
    shares; issued and outstanding 27,897,000 and 27,882,000
    shares, respectively                                                        9,299                   9,294
  Additional paid-in capital                                                   39,208                  34,686
  Retained earnings                                                           125,088                 129,424
  Cumulative translation adjustment and unearned
    compensation                                                               (2,205)                 (1,255)
                                                                        -------------          --------------
    Total shareholders' equity                                                171,390                 172,149
                                                                        -------------          --------------
    Total liabilities and shareholders' equity                               $504,826                $500,964
                                                                        =============          ==============

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                    NOVEMBER 29, 1997 AND NOVEMBER 30, 1996
           (Thousands of Dollars Except Share and Per Share Amounts)

                                             Three Months Ended              Nine Months Ended
                                    -------------------------------    ------------------------------
                                     November 29,      November 30,     November 29,     November 30,
                                         1997             1996              1997             1996
                                    -------------    --------------    -------------    -------------
Net sales                             $   250,946       $   228,781      $   748,800      $   710,543

Cost of sales                             208,924           187,356          612,245          585,298
                                    -------------    --------------    -------------    -------------

    Gross profit                           42,022            41,425          136,555          125,245

Selling, general and
  administrative expenses                  32,560            28,942           97,134           87,881

Provision for restructuring
  and other unusual items                  26,031                 -           26,031                -
                                    -------------    --------------    -------------    -------------

    Operating income (loss)               (16,569)           12,483           13,390           37,364

Interest expense, net                       1,510             1,912            5,569            6,168
                                    -------------    --------------    -------------    -------------
    Earnings (loss) before
     income taxes and other
      items below                         (18,079)           10,571            7,821           31,196

Income taxes                               (7,894)            3,667            1,171           11,250
Equity in net loss of
 affiliated companies                         250                 -              654               60
Minority interest                               -              (698)               -             (672)
                                    -------------    --------------    -------------    -------------

    Net earnings (loss)               $   (10,435)      $     7,602      $     5,996      $    20,558
                                    =============    ==============    =============    =============

Earnings (loss) per share                  $(0.37)      $      0.27            $0.21            $0.74
                                    =============    ==============    =============    =============
Weighted average number of
  common shares and common
  share equivalents outstanding        28,545,000        28,053,000       28,499,000       27,910,000
                                    =============    ==============    =============    =============

Cash dividends per common share            $0.050       $     0.045           $0.140           $0.125
                                    =============    ==============    =============    =============

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED NOVEMBER 29, 1997 AND NOVEMBER 30, 1996
                             (Thousands of Dollars)

                                                                           1997               1996
                                                                       -----------        -----------
OPERATING ACTIVITIES
Net earnings                                                             $  5,996           $ 20,558
Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                          18,394             17,395
    Provision benefit for losses on accounts receivable                      (282)             1,492
    Deferred income taxes                                                  (8,463)               486
    Provision for restructuring and
      and other unusual items                                              26,030                  -
    Foreign currency translation loss                                       4,097                  -
    Minority interest                                                           -               (672)
    Equity in net loss of affiliated companies                                654                 60
    Other, net                                                              1,036              1,071
    Changes in operating assets and liabilities, net of
     effect of acquisitions
        Receivables                                                         4,761            (36,936)
        Inventories                                                        (7,544)            (4,563)
        Costs and earnings in excess of billings on
         uncompleted contracts                                              6,017              3,204
        Other current assets                                                2,314               (356)
        Accounts payable and accrued expenses (1)                         (10,994)            28,615
        Billings in excess of costs and earnings on
         uncompleted contracts                                             (5,579)            23,047
        Accrued income taxes                                                1,754              2,897
        Other long-term liabilities                                        (2,345)             3,830
                                                                  ---------------      -------------
          Net cash provided by operating activities                        35,846             60,128
                                                                  ---------------      -------------
INVESTING ACTIVITIES
Capital expenditures                                                      (27,998)           (22,512)
Acquisition of businesses, net of cash acquired (1)                          (537)           (28,969)
Increase in marketable securities                                          (7,462)            (4,896)
Proceeds from sale of property and equipment                                  768              1,889
Other, net                                                                 (1,186)              (649)
                                                                  ---------------      -------------
          Net cash used in investing activities                           (36,415)           (55,137)
                                                                  ---------------      -------------
FINANCING ACTIVITIES
Payments on long-term debt                                                 (1,114)            (6,700)
Proceeds from issuance of long-term debt                                    9,589                  -
Repurchase and retirement of common stock                                  (7,149)            (1,396)
Proceeds from issuance of common stock                                      4,112              3,380
Dividends paid                                                             (3,876)            (3,555)
                                                                  ---------------      -------------
          Net cash provided by financing activities                         1,562             (8,271)
                                                                  ---------------      -------------
Increase (decrease) in cash and cash equivalents before
   effect of exchange rate changes on cash                                    993             (3,280)
Effect of exchange rate changes on cash                                    (2,049)                 -
                                                                  ---------------      -------------
Decrease in cash and cash equivalents                                      (1,056)            (3,280)
Cash at beginning of period                                                 4,065              7,389
                                                                  ---------------      -------------
Cash at end of period                                                     $ 3,009            $ 4,109
                                                                  ===============      =============

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

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

    Principles of Consolidation
    ---------------------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 29, 1997 and March 1, 1997, and the results of operations for the three months and nine months ended November 29, 1997 and November 30, 1996 and cash flows for the nine months ended November 29, 1997 and November 30, 1996.

    The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes.

    The results of operations for the nine-month period ended November 29, 1997 are not necessarily indicative of the results to be expected for the full year.

    Accounting period
    -----------------

    The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.  Inventories

    Inventories consist of the following:

                                         November 29,      March 1,
                                            1997            1997
                                         ------------    ----------
Raw materials and supplies                   $16,998        $14,760
In process                                     4,233          3,863
Finished goods                                44,686         39,638
                                          ----------     ----------
                                             $65,917        $58,261
                                          ==========     ==========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

SALES AND EARNINGS
------------------

For the third quarter ended November 29, 1997, Apogee reported a net loss of $10.4 million, or 37 cents per share, compared with net earnings of $7.6 million, or 27 cents per share, which reflects the Company's 2:1 stock split effective February 14, 1997. The Company's third quarter results included a nonrecurring after-tax charge of $16.0 million, or 56 cents per share, related to the Building Products & Services segment's curtainwall operations. Excluding that charge, Apogee had net earnings of $5.6 million, or 20 cents per share. Sales for the period rose 10% to $250.9 million, up from $228.8 million a year ago.

For the nine-month period ended November 29, 1997, Apogee's net earnings were $6.0 million, or 21 cents per share, compared with $20.6 million, or 74 cents per share, reported a year ago. Year-to-date net sales rose by 5% to $748.8 million.

The following table presents the percentage change in net sales and operating income (loss) for the Company's three segments and on a consolidated basis, for three and nine months when compared to the corresponding periods a year ago.

                                  Three Months Ended                  Nine Months Ended
                           -------------------------------------------------------------------
                              Nov. 29,      Nov. 30,    %         Nov. 29,      Nov. 30,    %
                                1997          1996     Chg          1997          1996     Chg
                           -------------------------------------------------------------------
NET SALES
Glass technologies         $    61,431   $    50,133    23     $   171,481   $   143,876    19
Auto glass                      83,971        73,553    14         271,524       236,400    15
Building products &
 services                      109,012       107,347     2         314,198       338,549    (7)
Eliminations                    (3,468)       (2,252)   54          (8,403)       (8,282)    1
                           -------------------------------------------------------------------
Total                      $   250,946   $   228,781    10     $   748,800   $   710,543     5
                           ===================================================================

OPERATING INCOME (LOSS)
Glass technologies         $     8,228   $     6,535    26     $    21,412   $    14,462    48
Auto glass                       2,953         3,891   (24)         20,715        18,865    10
Building products &
 services                      (27,473)          677    NM         (28,113)        3,363    NM
Corporate and other               (277)        1,380    NM            (624)          674    NM
                           -------------------------------------------------------------------
Total                      $   (16,569)  $    12,483    NM     $    13,390   $    37,364   (64)
                           ===================================================================


Glass Technologies (GT)
-----------------------

GT reported strong sales and earnings growth when compared to the same period a year ago. Operating income rose 26% as sales increased 23%. Most of the improvement came from Viracon, the segment's high-performance architectural glass fabricator, which continued to experience strong product demand and improved product mix. Tru Vue, the segment's custom picture framing glass unit, also reported higher revenues and solid earnings, bolstered by sales in advance of the retail holiday season.

Viratec Thin Films (Viratec) reported mixed results. Viratec continued to operate its coating of curved glass surfaces cathodes ray tubes (CaRT) business at a modest profit. As reported earlier, this operation will need to significantly improve order levels in order to achieve adequate returns. During the quarter, the unit added 50 percent additional capacity to its CaRT line. Viratec's overall operating earnings failed to match those of the first half of the year primarily due to reduced operating income in its flat glass coating operation, which experienced production downtime due to ongoing capacity expansion. By quarter-end, the coater had returned to productive operation with additional capacity.

Based on its backlog and strong demand for its products, GT currently anticipates year-over-year sales and earnings growth in the fourth quarter of fiscal 1998.

Auto Glass (AG)
---------------

Sales for AG rose $10.4 million to $84.0 million, with about half of the sales growth due to the fourth quarter fiscal 1997 acquisition of Portland Glass. The segment's revenue growth continued to outpace the industry. Market data indicated that unit demand for replacement auto glass in the U.S. fell significantly year over year. Margin pressures intensified during the period, particularly at the retail level. These pressures combined with higher selling and administrative costs produced a 24 percent decline in operating income to $3.0 million. Earnings results for the segment's distribution and fabrication businesses were flat with a year ago. At November 29, 1997, the segment had 327 retail in 40 states.

The fourth quarter is the segment's seasonally weakest period and, if industry trends do not improve the segment could lose $1.0 million or more in that quarter. Meanwhile, the segment is taking action to reduce its cost structure, particularly in its retail operations.


Building Products & Services (BPS)
----------------------------------

BPS reported a $27.5 million operating loss for the third quarter of fiscal 1998 compared with operating income of $0.7 million in the same period a year ago. Segment sales increased 2 percent to $109.0 million. The operating loss was primarily due to a $26.0 million pre-tax provision for restructuring and other unusual items mainly related to the segment's international curtainwall operations. Excluding the charge, international curtainwall operations still posted an operating loss of $5.0 million, mainly due to foreign currency translation losses in Malaysia, where the Company held retainage receivables related to several projects, included the already completed Kuala Lumpur City Centre, and due to additional cost overruns at one project in France. New Construction's domestic curtainwall operations reported a solid operating profit for the quarter, aided by the completion of the Getty Museum project. The Full Service unit continued to produce solid earnings and the Architectural Products group more than doubled its operating income from the prior year, benefiting from higher sales and improved margins.

The $26.0 million pre-tax charge, which was announced by the Company in August 21, 1997 and November 21, 1997 press releases includes amounts for restructuring of BPS's international curtainwall activities and other nonrecurring items associated with the unit's European operations. The restructuring plan involves the closing of the curtainwall unit's Asian offices and the rationalization of its project management, engineering and European manufacturing capacity. The charge for restructuring includes amounts for severance and termination benefits for employees in France, Asia and the U.S., the write-down of property and equipment and other long-term assets to their net realizable values, and for other items such as lease termination costs. The provision also includes amounts for the estimated loss associated with certain disputed construction contracts receivable in Europe, including the accrual of certain penalty amounts, and the accrual of costs associated with the resolution of legal proceedings related to organizational changes in its European curtainwall unit.

The Company believes that overseas operating losses from curtainwall activities will continue to adversely influence earnings comparisons in the near-term, possibly resulting in operating losses in the fourth quarter for BPS. The segment's noncurtainwall business units are currently expected to be profitable.

Backlog
-------
On November 29, 1997, Apogee's consolidated backlog stood at $292 million, down 19 percent from a year ago and down 18 percent since the beginning of the year. As expected, notable declines were reported for all regions of BPS's curtainwall operations, with the unit's Asian and European backlogs down over 50 percent from a year ago.

Consolidated
------------
The following table compares quarterly results with year ago results, as a percentage of sales, for each caption.

                                              Three Months Ended           Nine Months Ended
                                            -----------------------     -----------------------
                                             Nov. 29,      Nov. 30,     Nov. 29,       Nov. 30,
                                               1997          1996         1997           1996
                                            -----------------------     -----------------------
Net sales                                      100.0          100.0        100.0          100.0
Cost of sales                                   83.3           81.9         81.8           82.4
                                            -----------------------     -----------------------
     Gross profit                               16.7           18.1         18.2           17.6
Selling, general and administrative             13.0           12.7         13.0           12.4
 expenses
Provision for restructuring and other
   unusual items                                10.4              -          3.5              -
                                            -----------------------     -----------------------
     Operating income (loss)                    (6.6)           5.5          1.8            5.3
Interest expense, net                            0.6            0.8          0.7            0.9
                                            -----------------------     -----------------------
     Earnings (loss) before income taxes
       and other items below                    (7.2)           4.6          1.0            4.4
Income taxes                                    (3.1)           1.6          0.2            1.6
Equity in net loss of affiliated companies       0.1              -          0.1              -
Minority interest                                  -           (0.3)           -           (0.1)
                                            -----------------------     -----------------------
     Net earnings (loss)                        (4.2)           3.3          0.8            2.9
                                            =======================     =======================

Income tax rate                               (43.7)%          34.7%        15.0%          36.1%

During the third quarter, productivity improvements at the Company's manufacturing operations and stronger domestic curtainwall margins were more than offset by poor margins at the Asian and European curtainwall operations. The decline in the most recent period narrowed the gross margin improvement on a year-to-date basis. The nine-month improvement also reflected the productivity improvements at the Company's manufacturing operations and better domestic curtainwall margins. In addition, the change in sales mix away from the lower-margin curtainwall business also contributed to the improvement. The Company's gross margin also benefited from notably lower property/casualty insurance costs.

Selling, general and administrative expenses (SG&A) were flat for the first two quarters of the fiscal year due to Companywide efforts to control such costs. SG&A costs, however, were 10.5% higher than a year ago, reflecting the higher commissions and profit sharing expenses for many of its businesses and increased costs related to information systems upgrades and conversions throughout the Company. Net interest expense fell during the quarter. Increased interest income from investments held by the Company's captive insurance subsidiary and lower interest rates on its revolver and uncommitted credit lines accounted for the slight decline.

The effective income tax rate for the nine-month period fell to 15.0%, mainly reflecting the marginal tax benefit associated with the third quarter charge discussed above. In addition, results in the third quarter, exclusive of the charge on an after-tax basis, benefited from a reduction in the Company's tax rate caused by changes in the domestic and international jurisdictional mix of the Company's operations and lower estimated full-year earnings.

Primarily due to the provision for restructuring and other unusual items and poor operating results from international curtainwall operations, the Company currently expects that it will not achieve fiscal 1997 net earnings.

Liquidity and Capital Resources
-------------------------------

Working capital declined for the nine months ended November 29, 1997 primarily due to lower receivables and costs and earnings in excess of billings, which was partially offset by higher inventory levels, and lower accounts payable, accrued expenses and billings in excess of costs and earnings. This reduction in working capital combined with net earnings and noncash charges to provide the Company with $36.8 million in cash from operating activities.

Investing activities consumed $36.4 million through nine months of fiscal 1998. Additions to property, plant and equipment totaled $28.0 million for the first nine months of the fiscal year. Major components of these additions included expenditures for manufacturing facilities expansion and upgrading of information systems throughout the Company. The increase in investments held by the Company's captive insurance subsidiary was $7.5 million.

Borrowing levels rose during the quarter. Total long-term debt, including current installments, totaled $137.8 million. Debt represented 41.2% of invested capital.

Through November 29,1997, the Company has repurchased 448,000 shares of common stock for $7.2 million, while issuing 211,000 common shares under its stock-based incentive plans. During the quarter, the Company raised its quarterly cash dividend 11% to 5.0 cents per share, the 23rd consecutive year of increase.


CAUTIONARY STATEMENTS
---------------------

A number of factors should be considered in conjunction with any discussion of operations or results by the Company or its representatives and any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

These factors include, without limitation, changes in economic and market conditions, factors related to competitive pricing, commercial building market conditions, management of growth or restructuring of core business units, expected cost savings from the restructuring cannot be fully realized or realized within the expected timeframe, revenues following the restructuring are lower than expected, costs or difficulties related to the operation of the businesses or execution of the restructuring are greater than expected, the realization of expected economies gained through expansion and information systems technology, the impact of foreign currency markets and other factors set forth in the cautionary statements filed as Exhibit 99 to the Company's
Form 10-K. The Company wishes to caution investors and other to review the cautionary statements set forth in Exhibit 99 and that other factors may prove to be important in affecting the Company's business or results of operations. These cautionary statements should be considered in connection with this Form 10-Q, including the forward-looking statements contained in the Management's Discussion and Analysis of the Company's three business segments. These cautionary statements are intended to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                                    PART II

                               OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

     Exhibit 11.  Statement of Determination of Common Shares and
                  Common Share Equivalents.

     Exhibit 27.  Financial Data Schedule (EDGAR filing only).

(b) Registrant filed a Current Report on Form 8-K, dated November 21, 1997, updating information on the Company's third quarter provision for restructuring and other unusual items related to its international curtainwall operations.

                                                                  CONFORMED COPY


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APOGEE ENTERPRISES, INC.



Date:     January 13, 1998          Donald W. Goldfus
          ----------------          ------------------------
                                    Donald W. Goldfus
                                    Chairman of the Board


Date:     January 13, 1998          Terry L. Hall
          ----------------          ------------------------
                                    Terry L. Hall
                                    Vice President Finance and
                                    Chief Financial Officer

EXHIBIT INDEX

    Exhibit                                                    Page
    -------                                                    ----

    Exhibit 11   Statement of Determination of Common Shares
                 and Common Share Equivalents                   14

    Exhibit 27   Financial Data Schedule (EDGAR filing only)    15