Form 10-K
period 1998-02-28
APOGEE ENTERPRISES INC
filed 1998-05-29
CIK 6845

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended February 28, 1998

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

       Registrant's telephone number, including area code: (612) 835-1874
                           --------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $.33-1/3 Par Value
                                 Title of Class
                           --------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 1998 was $343,448,719. The number of shares outstanding of the Registrant's Common Stock at March 31, 1998 was 27,511,168.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held June 23, 1998.

                            APOGEE ENTERPRISES, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                      For the year ended February 28, 1998

                    Description                                   Page
                    -----------                                   ----
PART I
------
     Item 1.        Business                                        3

     Item 2.        Properties                                      7

     Item 3.        Legal Proceedings                               8

     Item 4.        Submission of Matters to a Vote
                    of Security Holders                             8

                    Executive Officers of the Registrant            8
PART II
-------

     Item 5.        Market for the Registrant's
                    Common Equity and Related
                    Stockholder Matters                             8

     Item 6.        Selected Financial Data                        10

     Item 7.        Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                      12

     Item 8.        Financial Statements and
                    Supplementary Data                             19

     Item 9.        Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure                           19

PART III
--------

     Item 10.       Directors and Executive Officers
                    of the Registrant                              19

     Item 11.       Executive Compensation                         19

     Item 12.       Security Ownership of Certain
                    Beneficial Owners and Management               19

     Item 13.       Certain Relationships and
                    Related Transactions                           19
PART IV
-------

     Item 14.       Exhibits, Financial Statement
                    Schedules and Reports on Form 8-K              19

                    Index of Financial Statements and Schedules   F-1

                                      PART I

ITEM 1. BUSINESS

THE COMPANY

  Apogee Enterprises, Inc. is a holding company incorporated under the laws of the State of Minnesota in 1949. The Company, through its operating subsidiaries, is primarily engaged in the fabrication, distribution and installation of value-added glass products and window and curtainwall systems. Approximately sixty percent of the Company's revenues are generated from the architectural and nonresidential construction markets, with the other forty percent coming from operations serving the auto glass market. Three business segments comprise Apogee's operations: Glass Technologies (GT) serves the construction and imaging and display markets. Auto Glass (AG) serves the automotive glass replacement and repair market. Building Products & Services (BPS) serves certain sectors of the commercial and institutional, detention and security building markets. Financial information about the Company's segments can be found at Note 19 to the consolidated financial statements of Apogee Enterprises, Inc. contained in a separate section of this report. See "Index of Financial Statements and Schedules".

  Unless the context otherwise requires, the terms "Company" and "Apogee" as used herein refer to Apogee Enterprises, Inc. and its subsidiaries.


GLASS TECHNOLOGIES

  The businesses of the Glass Technologies segment add value to ordinary glass through fabrication of high-technology coatings products which provide strength, energy efficiency in high-rise structures and optical clarity for mirrors, glare filter screens and picture frame glass. The operating units in this segment include Viracon, an architectural glass unit, Viratec Thin Films (Viratec), a producer of coated glass for computer anti-glare screens and other optical devices and Tru Vue, a picture framing glass unit.

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

  The Viracon unit is able to fabricate all types of architectural glass (insulating, laminated and combinations of both) at its Owatonna, Minnesota facility. Combined with its glass coating capabilities, the unit is able to provide a full range of products from these facilities. In March 1998, Viracon announced that it will invest $35 million to build a new facility in Statesboro, Georgia. The new facility, together with the planned expansion at the Owatonna facility, are expected to add approximately 80 percent of production capacity over the next few years.

  Viracon markets its products nationally and overseas to glass distributors, contractors (including BPS) and industrial glass fabricators. A substantial portion of its glass products is delivered to customers by Viracon's fleet of company-owned trucks, providing "backhaul" capability for its raw materials, thereby reducing shipping time, transportation costs and breakage expense.

   Viratec develops advanced, optical-display and imaging coatings for glass and other surfaces. These products are used in anti-glare computer screens, high-quality optical components and high performance mirror products for the imaging industry. Viratec markets optical display and imaging products to both domestic and overseas customers. These customers provide further assembly, marketing and distribution to end users. In February 1998, Viratec's Optium(TM) (formerly known as CaRT(R)) business, which coats the curved glass surfaces of cathode ray tubes (CRTs) used inside computer monitors, announced plans to move its operation near to its customers' facilities and the natural flow of CRTs. By bringing the coater nearer to its customers, Viratec hopes to maximize the utility of its Optium operation and reduce two critical cost elements that hampered demand and profitability -- shipping and logistical cycle time. The new Optium facility is expected to be operating by the end of calendar 1998.

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

  Harmon AutoGlass operates auto glass service centers in 43 states. The centers replace and repair auto glass on the premises and also provide mobile installation service. Primary customers include insurance companies (on behalf of their insured clients), fleet owners and car owners. The service centers also carry limited inventories of flat glass, which are sold at retail for such purposes as home window repair and table tops. Some automotive accessories are also sold and installed at certain service centers. Quality service is emphasized in all service centers. The Company believes Harmon AutoGlass is the second-largest auto glass retailer in the United States. The unit also operates two call centers (Centers) for handling auto glass claims. The Centers, on behalf of their insurance company and fleet customers, handle replacement glass claims made by policyholders or fleet owners. Calls are placed through a toll-free number and then routed to one of the Centers located in Orlando, Florida or Eau Claire, Wisconsin. Customer service agents arrange for the prompt replacement or repair of auto glass by either a Harmon AutoGlass service center or an affiliated shop member of the Center's network and begin the process of filing the claim electronically with the applicable insurance company. The Center subcontracts for replacement and repair services with over 3,300 auto glass stores nationwide. The unit seeks to maximize the electronic exchange of information, which reduces claim costs and eliminates errors. This type of service is an essential requirement to become one of the few choice providers for insurance companies.

  The AG wholesale centers, known as "Glass Depot", supply the Harmon AutoGlass service centers with auto and flat glass and related products as well as selling wholesale to other glass installers. Due to the variety of makes and models of automobiles, auto glass service centers typically stock only windshields for the most popular models. As a result, there is a demand for distributors to maintain inventories of auto glass and to provide prompt delivery. Through the segment's National Distribution Center (NDC), a mega-distribution center offering other manufacturers' products as well as its own for both domestic and foreign vehicles, the segment is able to maintain a broad selection of automotive glass. The NDC also offers AutoGlass Express, a delivery system which allows the unit to fill customers' orders on an individual basis versus the industry norm of truckload orders. Purchases of fabricated automotive glass are made from several primary glass manufacturers and fabricators, including the segment's Curvlite unit.

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

  On February 28, 1998, the AG segment had 73 wholesale locations and 340 service centers. The segment evaluates opportunities to expand both its retail and wholesale auto glass locations, while closely monitoring existing units' profitability.

  Under a franchise agreement with Midas International Corporation, the segment operates eight Midas Muffler locations in Minnesota, South Dakota, North Dakota and Wisconsin.


BUILDING PRODUCTS & SERVICES

  The Company's Building Products & Services (BPS) segment operates principally in the design, engineering and installation of custom and standard curtainwall and window systems for commercial, institutional as well as specialized detention and security building products and services. BPS' four operating units are Detention & Security, Full Service, New Construction and Architectural Products.

  BPS competes in the detention and security market through its Norment operating unit, which is a leader in the design, manufacture and installation of institutional and governmental security and detention systems in the United States. The unit's products include complex windows, doors and monitoring systems for high-security buildings such as prisons, jails, convenience stores, hospitals, schools and other governmental facilities.

  BPS' Full Service group has ten locations operating as Harmon, Inc. located in major metropolitan areas. The locations offer complete design, engineering, installation and replacement or glazing services for commercial, institutional and other buildings. In addition, this unit offers 24-hour replacement service for storm or vandalism damage. In-house engineering capabilities allow Full Service to duplicate the original design or create a completely new appearance for renovated buildings.

    BPS' New Construction unit, known as Harmon, Ltd., is one largest designers and installers of curtainwall and window systems for nonresidential construction in the United States. During fiscal 1998, the segment made the strategic decision to exit its European and Asian international curtainwall operations. The unit has offices in several major metropolitan areas in the United States. All of the offices typically design, assemble and install a building's exterior "skin" or curtainwall. Curtainwall is an exterior multi-story wall consisting of an aluminum framing system anchored to steel or concrete, "glazed" (filled) with glass in the vision areas and with panels in the nonvision (spandrel) areas. Panels are usually made from aluminum, precast concrete or natural stone. The segment procures its materials from a number of independent fabricators, including the BPS' Architectural Products group and Glass Technology's Viracon unit. Harmon, Ltd. also sometimes serves as a stone subcontractor, setting stone on both the exterior and interior of buildings.

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

  Harmon, Ltd. and Harmon, Inc. are subject to normal subcontractor's risks, including material and wage increases, construction and transportation work stoppages and contractor credit worthiness. In addition, office vacancy rates, tax laws concerning real estate and interest rates are important factors which affect nonresidential construction markets.


COMPETITION

  The Company's businesses are in industries that are, in general, fairly mature and highly competitive. The Glass Technologies segment competes with several large integrated glass manufacturers and numerous smaller specialty fabricators. Product pricing and service are the primary competitive factors in this market. The Auto Glass segment competes with other auto glass shops, glass warehouses, car dealers, body shops and fabrication facilities on the basis of pricing and customer service. Its competition consists of national and regional chains as well as significant local competition. The curtainwall subcontractor business is primarily price competitive, although BPS' New Construction's reputation for quality engineering and service is an important factor in receiving invitations to bid on large complex projects. BPS' Architectural Products unit competes against several major aluminum window manufacturers and primarily serves the custom portion of the construction market in which the primary competitive factors are product quality, reliable service and the ability to provide technical engineering and design services.

MARKETS

  GT services the architectural glass, computer, optical imaging and picture framing glass markets in which coated glass is becoming the industry standard. These markets are very competitive, highly responsive to new products and can be price sensitive. The Company believes that GT possesses one of the world's largest coating capacities for glass and is a leading fabricator and global distributor of high-performance architectural glass. Its fully integrated, glass fabrication and coating capabilities allow the segment to meet customer needs and react quickly to market demands while improving margins and developing new products.

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

  BPS serves the domestic nonresidential construction market, which tends to be cyclical and has been on a slow to moderate recovery, both in terms of dollars and square feet of new contract awards. This market was hard hit due to overbuilding in past years, tax law changes, tightening credit standards, business restructuring and other factors. The resulting contraction in demand for building materials and construction services has intensified competition, squeezed profit margins and contributed to some business failures in the market sectors served by the Company. In response to these circumstances, BPS has consolidated manufacturing facilities, closed offices and reduced personnel and discretionary expenses. It has also redirected its marketing focus to sectors with relative strength, including remodeling, institutional, detention and security markets.


SOURCES AND AVAILABILITY OF RAW MATERIALS

  None of the Company's operating units are significantly dependent upon any one supplier. The Company believes a majority of its raw materials (bulk flat glass, aluminum extrusions, automotive glass and related materials) are available from a variety of domestic sources.


TRADEMARKS AND PATENTS

  The Company has several nationally recognized trademarks and trade names which it believes have significant value in the marketing of its products. Harmon AutoGlass(R), Harmon Contract(R), Norment(R), Airteq(R), Viratec(R), Tru Vue(R), and Linetec(R) are registered trademarks and Glass Depot(R) and Optium(R) are listed trademarks of the Company. Viratec Thin Films has obtained several patents pertaining to its glass coating methods. However, no single patent is considered to be materially important to the Company.


FOREIGN OPERATIONS AND EXPORT SALES

  During the years ended February 28, 1998, March 1, 1997 and March 2, 1996, the Company's export sales, principally from GT operations, amounted to approximately $71,821,000, $61,855,000 and $38,348,000, respectively.

  During fiscal 1998, the BPS segment decided to close or exit its European and Asian international curtainwall operations. Sales for those operations were approximately $29,834,000, $120,318,000 and $114,305,000 for the years ended
February 28, 1998, March 1, 1997 and March 2, 1996, respectively. Operating losses for 1998, 1997 and 1996, were $115,709,000, $5,716,000 and $1,983,000, respectively. At February 28, 1998, March 1, 1997 and March 2, 1996, the identifiable assets of foreign operations totaled $11,417,000, $86,866,000 and $58,753,000, respectively. At February 28, 1998, the backlog of work for Asian projects was approximately $15 million.


EMPLOYEES

  The Company employed 6,672 persons at February 28, 1998, of whom 1,010 were represented by labor unions. The Company is a party to 132 collective bargaining agreements with several different unions. Approximately 33% of the collective bargaining agreements will expire during fiscal 1999. The number of collective bargaining agreements to which the Company is a party will vary with the number of cities with active nonresidential construction contracts. The Company considers its employee relations to be very good and has not recently experienced any significant loss of work days due to strike.

BACKLOG

  The backlog of orders is significant in the Company's construction-related BPS segment. At February 28, 1998, the Company's total backlog of orders considered to be firm was $308,234,000 compared with $358,169,000 at March 1, 1997. This amount included $114 million related to BPS' curtainwall operations, approximately $35 million of which is not expected to be reflected as revenue in fiscal 1999.

ITEM 2.  PROPERTIES

  The following table lists, by division, the Company's major facilities, the general use of the facility and whether it is owned or leased by the Company.

Facility                             Location      Owned/Leased Function
--------                             --------      ------------ --------

Glass Technologies
------------------

Viracon                              Owatonna, MN      Owned    Mfg./Admin.
Viracon - Coatings Bldg              Owatonna, MN      Owned    Mfg.
Viratec Thin Films, Inc.             Faribault, MN     Owned    Mfg./Admin.
Tru Vue                              Chicago, IL       Owned    Mfg./Admin.

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

Building Products & Services
----------------------------

New Construction headquarters        Minneapolis, MN   Leased   Administrative
Norment                              Montgomery, AL    Owned    Mfg./Admin.
Architectural Products               Wausau, WI        Owned    Mfg./Admin.
Architectural Products - Plant II    Wausau, WI        Owned    Mfg.
Architectural Products - Plant III   Wausau, WI        Owned    Mfg.
Linetec (Painting)                   Wausau, WI        Owned    Mfg./Admin.
Linetec (Anodizing)                  Wausau, WI        Owned    Mfg.

Other
-----

Apogee Corporate Office              Minneapolis, MN   Leased   Administrative


  The Glass Technologies segment has four fabrication facilities located in the Midwest.

  The Automotive Glass segment has 413 retail and distribution locations nationally and eight Midas Muffler franchises located in the Midwest. The majority of such locations are leased.

  The Building Products & Services segment's New Construction sales offices, Full Service locations and fabrication facilities are located in the United States. Except as noted above, all such locations are leased.

  The Curvlite plant, an Architectural Products facility, the Linetec paint facility, and the Call Center in Florida were constructed with the use of proceeds from industrial revenue bonds issued by those cities. These properties are considered owned, since at the end of the bond term, title reverts to the Company.

ITEM 3. LEGAL PROCEEDINGS

  Apogee has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction industry, its construction business is routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages. Although it is impossible to predict the outcome of such proceedings, the Company believes, based on facts currently available to us, that none of such claims will result in losses that would have a material adverse effect on its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter ended February 28, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

 NAME                          AGE        POSITION
 ----                          ---        --------

 Donald W. Goldfus              64        Chairman of the Board of Directors

 Russell Huffer                 48        President and Chief Executive Officer

 James L. Martineau             57        Executive Vice President

 Richard Gould                  58        Senior Vice President

 Robert G. Barbieri             42        Vice President - Finance and
                                          Chief Financial Officer

 Michael Bevilacqua             41        Treasurer/Senior Director
                                          Business Development

 Martha L. Richards             35        General Counsel and Secretary

  Executive officers are elected annually by the Board of Directors and serve for a one-year period. With the exception of Richard Gould, who has an employment contract with the Company that covers the period through 2000, no other officers have employment contracts with the Company. None of the executive officers or directors of the Company are related.

  Messrs. Goldfus, Huffer and Mr. Martineau have been employees of the Company for more than the last five years. Mr. Gould joined the Company in May 1994. Prior to joining the Company, Mr. Gould was president of Gould Associates, a strategic management consulting firm to a wide range of companies. Mr. Barbieri joined the Company in 1997. Prior to joining the Company, Mr. Barbieri held several financial management positions at Air Products and Chemicals, Inc. in Allentown, Pennsylvania. Mr. Bevilacqua joined the Company in April 1998. Prior to joining the Company, Mr. Bevilacqua held several financial management positions at Air Products and Chemicals, Inc. in Allentown, Pennsylvania. Ms. Richards joined the Company in March 1997. Prior to joining the Company, Ms. Richards was a Partner with the law firm, Jenner & Block, Chicago, Illinois.


                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

  Apogee common stock is traded in the NASDAQ National Market System, under the ticker symbol APOG. Stock price quotations are printed daily in major newspapers. During the fiscal year ended February 28, 1998, the average trading volume of Apogee common stock was 4,065,000 shares per month, according to NASDAQ.

  As of March 31, 1998, there were 27,511,168 shares of common stock outstanding, of which about 6.5 percent were owned by officers and directors of Apogee. At that date, there were approximately 1,992 shareholders of record and 7,300 shareholders for whom securities firms acted as nominees.

  The following chart shows the quarterly range and year-end close of the Company's common stock price per share over the past five fiscal years, as adjusted to reflect the two-for-one stock split effected in the form of a stock dividend paid on February 14, 1997 (the February Stock Dividend).

          QUARTER       QUARTER       QUARTER        QUARTER        YEAR
             I            II            III            IV            END
       ----------------------------------------------------------------------
1994    5 1/8-6 1/4    5 3/4-7 1/8    5 5/8-7 1/4     6 3/4-8 7/8      7 1/4

1995    5 3/4-7 5/8    5 7/8-7 7/8    7 3/8-9 1/8     7 3/8-9 1/4      8 5/8

1996    8 1/4-9        7 1/4-9 1/8    7 1/8-7 7/8     6 1/2-9 7/8      9 13/16

1997    9 5/8-14 1/4   13 1/4-18 1/4  15 1/4-22 5/8   17 1/4-23 3/4    19 7/8

1998    14-21 1/4      17 3/4-22 5/8  21 1/8-25 1/4   10 3/8-23        12 15/16


DIVIDENDS

  It is Apogee's policy, subject to Board review and approval, to pay quarterly cash dividends in May, August, November and February. Cash dividends have been paid each quarter since 1974, and have been increased each year since then. The chart below shows quarterly cash dividends per share for the past five years, as adjusted to reflect the February Stock Dividend.

                       QUARTER   QUARTER   QUARTER   QUARTER
                          I        II        III        IV      YEAR
                     --------------------------------------------------
              1994      0.035      0.035     0.038     0.038    0.140
              1995      0.038      0.038     0.040     0.040    0.155
              1996      0.040      0.040     0.043     0.043    0.165
              1997      0.043      0.043     0.045     0.045    0.175
              1998      0.045      0.045     0.050     0.050    0.190

ITEM 6.  SELECTED FINANCIAL DATA

  The following information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.


Dollar amounts in thousands,
except per share data**                        1998           1997          1996          1995           1994*
------------------------------------------ ------------- -------------- ------------ -------------- --------------
OPERATING RESULTS
Net sales                                  $  912,831         950,777       871,147       756,549        688,233
Gross profit                                  179,401         151,801       118,523       105,889         83,895
Operating income (loss)                       (55,267)         46,496        32,457        24,262          7,058
Net earnings (loss)                           (51,055)         26,220        17,835        13,050          3,833
Earnings (loss) per share - basic               (1.84)           0.96          0.66          0.49           0.14
Earnings (loss) per share - diluted             (1.84)           0.93          0.65          0.48           0.14
Effective tax rate - %                          (19.9)           34.9          36.9          40.2           60.9

OPERATING RATIOS
Gross margin - %                                 19.7            16.0          13.6          14.0           12.2
Operating margin - %                             (6.1)            4.9           3.7           3.2            1.0
Net margin - %                                   (5.6)            2.8           2.0           1.7            0.6
Return on
     Average shareholders' equity - %           (36.2)           16.9          13.5          10.9            3.4
     Average invested capital - %               (16.7)            9.2           7.6           6.7            2.4
     Average total assets - %                   (10.6)            5.9           4.8           3.9            1.4

FUNDS FLOW DATA
Cash flow before changes in operating
    assets and liabilities                    $35,521          57,997        31,514        27,192         20,470
Depreciation and amortization                  23,990          20,458        16,528        15,131         15,724
Capital expenditures                           38,214          35,613        22,615        24,957         14,046
Dividends                                       5,251           4,806         4,453         4,155          3,841

YEAR-END DATA
Total assets                                  464,121         500,964       386,136       361,928        306,188
Current assets                                262,244         305,194       258,559       256,820        221,286
Current liabilities                           177,768         176,621       142,477       135,719        140,846
Working capital                                84,476         128,573       116,082       121,101         80,440
     Current ratio                                1.5             1.7           1.8           1.9            1.6
Long-term debt                               $151,967         127,640        79,102        80,566         35,688
     % of invested capita                        53.1            39.4          32.5          35.6           21.6
Shareholders' equity                         $109,601         172,149       138,921       124,629        114,063
     % of invested capital                       38.3            53.1          57.0          55.1           69.0
Backlog                                      $308,234         358,169       404,737       363,751        405,223

INVESTMENT INFORMATION
Dividends per share                             0.190           0.175         0.165         0.155          0.145
Book value per share                             3.99            6.17          5.14          4.64           4.28
Price range during year:
     High                                          25           233/4         9 7/8          91/4          8 7/8
     Low                                       10 3/8           9 5/8         6 1/2          53/4          5 1/8
     Close                                   12 15/16          19 7/8       9 13/16         8 5/8          7 1/4

Price/earnings ratio at year-end                   NM              21            15            18             50
Dividend yield at year-end - %                    1.5             0.9           1.7           1.9            2.0
Shares outstanding at year end             27,453,000      27,882,000    27,034,000    26,886,000     26,624,000
Average monthly trading volume              4,065,092       4,795,244     1,775,740     1,613,012        518,900


* Fiscal 1994 figures reflect the cumulative effect of a change in accounting for income taxes, which increased net earnings by $525,000, or 4 cents per share.
** Share and per share data have been adjusted for the fiscal 1997 stock dividend.


Dollar amounts in thousands,
except per share data                        1993           1992        1991        1990         1989          1988
--------------------------------------- ------------ -------------- ------------ ----------- ----------- -------------
OPERATING RESULTS
Net sales                                 $ 572,450        596,281      599,525     589,657     433,740       312,051
Gross profit                                 78,201        101,580      100,097      93,718      72,214        57,350
Operating income (loss)                                     19,249       33,267      32,033      24,134        20,211
                                              6,369
Net earnings (loss)                           4,514          8,505       17,017      14,095      13,421        11,615
Earnings (loss) per share - basic              0.17           0.32         0.63        0.52        0.50          0.43
Earnings (loss) per share - diluted            0.17           0.31         0.62        0.52        0.50          0.43
Effective tax rate - %                         42.3           39.6         37.1        37.1        38.2          41.8

OPERATING RATIOS
Gross margin - %                               13.7           17.0         16.7        15.9        16.6          18.4
Operating margin - %                            1.1            3.2          5.5         5.4         5.6           6.5
Net margin - %                                  0.8            1.4          2.8         2.4         3.1           3.7
Return on
     Average shareholders' equity - %           4.0            7.6         16.6        15.7        17.2          17.3
     Average invested capital - %               3.0            5.7         11.5         9.8        11.4          13.2
     Average total assets - %                   1.8            3.4          6.9         6.2         7.6           9.0

FUNDS FLOW DATA
Cash flow before changes in operating
    assets and liabilities                 $ 19,187         31,256       34,284      31,030      23,145        18,167
Depreciation and amortization                15,110         16,305       13,309      12,141       8,987         6,586
Capital expenditures                          9,166         12,974       12,798      16,985      23,680        11,311
Dividends                                     3,584          3,505        3,248       2,693       2,140         1,807

YEAR-END DATA
Total assets                                251,456        249,509      250,343     244,103     207,686       143,487
Current assets                              169,029        166,376      162,676     154,845     126,881        86,026
Current liabilities                          99,787        101,011      102,492      94,948      68,921        47,652
Working capital                              69,242         65,365       60,184      59,897      57,960        38,374
      Current ratio                             1.7            1.6          1.6         1.6         1.8           1.8
Long-term debt                             $ 28,419         25,267       29,398      41,366      46,277        17,899

     % of invested capital                     18.7           17.0         19.9        27.7        33.3          18.7
Shareholders' equity                       $112,335        113,781      109,050      95,754      83,871        72,062
     % of invested capital                     74.1           76.6         73.8        64.2        60.4          75.2
Backlog                                    $322,323        231,949      245,000     299,810     333,240       228,532

INVESTMENT INFORMATION
Dividends per share                           0.135          0.130        0.120       0.100       0.080         0.068
Book value per share                           4.26           4.23         4.05        3.56        3.13          2.70
Price range during year:
     High                                     6 3/8              9      10 1/16       9 3/8       7 1/8         6 1/8
     Low                                      4 1/8          4 3/4        6 5/8       6 1/2           5          33/4
     Close                                  5 13/16          6 1/8            9       7 3/8     6 13/16          51/2

Price/earnings ratio at year-end                 34             19           14          14          14            13
Dividend yield at year-end - %                  2.3            2.1          1.3         1.4         1.2           1.2
Shares outstanding at year end           26,354,000     26,922,000   26,954,000  26,934,000  26,828,000    26,698,000
Average monthly trading volume              644,294      1,386,058    1,212,682   1,722,972   1,440,082     1,266,986


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In fiscal 1998, we continued our focus on company-wide efforts to improve margins, productivity, working capital usage and capital allocation. For most of our businesses, we achieved improved profitability on increased net sales in fiscal 1998. However, the success of these efforts was significantly overshadowed by operating losses and nonrecurring charges related to international curtainwall construction activities. During the year, we made the strategic decision to close or exit our European and Asian curtainwall operations and to focus more selectively on higher margin domestic curtainwall business. Related to these actions, European operations have been deconsolidated, reflecting our ceding of control over those entities. Consequently, the net operating results of European operations for fiscal 1998 have been included in our "Consolidated Results of Operations" under the caption "Unusual items," which also includes two nonrecurring charges related to international curtainwall operations. The net liability associated with these businesses was included in accrued expenses in our "Consolidated Balance Sheet" at February 28, 1998. The closure of these European and Asian curtainwall operations will permit the Company to focus on other business markets that management believes will provide opportunity for greater returns on capital invested. A more detailed description of our results for 1998 and financial position is provided in this financial review.

PERFORMANCE
FISCAL 1998 COMPARED TO FISCAL 1997

The following table illustrates the relationship between various components of operations, stated as a percent of net sales, for each of the fiscal years in the three-year period ended February 28, 1998.


                                                  PERCENT OF NET SALES
                                          1996          1997          1998
                                        --------      ---------     --------
Net sales                                  100.0         100.0         100.0
Cost of sales                               86.4          84.0          80.3
      Gross profit                          13.6          16.0          19.7
Selling, general and
  Administrative expenses                    9.9          11.1          15.2
Unusual items                                 --            --          10.5
      Operating income (loss)                3.7           4.9          (6.1)
Interest and other expense, net              0.7           0.7           0.8
      Earnings (loss) before income
      taxes and other items                  3.1           4.2          (6.9)
Income taxes                                 1.1           1.5          (1.4)
Equity in net loss (earnings)
  of affiliated companies                   (0.1)           --           0.1
Minority interest                           (0.1)         (0.1)           --
      Net earnings (loss)                    2.0           2.8          (5.6)


Consolidated net sales decreased 4% to $913 million in fiscal 1998. If European curtainwall net sales were excluded from fiscal 1997 results, comparative net sales would have grown by 4%. Our Glass Technologies (GT) and Auto Glass (AG) segments reported net sales gains of 18% and 13%, respectively. GT's net sales grew primarily due to continued strong demand for its fabricated glass products, particularly the Viracon unit's high-performance architectural glass. AG increased net sales by combining nominal retail same-store net sales growth, the addition of retail and wholesale locations, and the full-year inclusion of Portland Glass, which the segment acquired in the fourth quarter of fiscal 1997. Building Products & Services (BPS) net sales dropped 24%, nearly two-thirds related to the deconsolidation of European curtainwall operations. Domestic and Asian curtainwall net sales fell 33%, while net sales of BPS noncurtainwall businesses grew 8%.

On a consolidated basis, cost of sales, as a percentage of net sales, fell to its lowest figure this decade, dropping 3.7%. The deconsolidation of European curtainwall results accounted for two-thirds of the margin improvement. Productivity gains at most of our fabrication operations, most notably Viracon and Viratec Thin Films (Viratec), and a shift in net sales mix away from low-margin curtainwall construction business combined to produce the remainder of this positive variance. BPS reported improved margins for all but its international operations. These factors were partly offset by higher costs experienced by the AG segment's Retail and Distribution operations.

Selling, general and administrative (SG&A) expenses grew by $33.2 million, or 32%. As a result, SG&A costs increased as a percent of net sales. The primary factors were higher salaries, outside services, increased information systems and marketing costs, particularly at our

AG segment. SG&A expenses in fiscal 1998 also included $3.4 million in foreign currency translation losses in BPS' Asian curtainwall unit, a $3.0 million write-off of certain information systems assets, primarily in AG, and severance costs associated with certain management changes.

In fiscal 1998, pre-tax charges of $96.1 million were included in our "Consolidated Results of Operations" under the caption "Unusual items." The above amount included nonrecurring charges of $26.0 million and $35.9 million recorded in the third and fourth quarter, respectively, related to our international curtainwall operations. In addition, unusual items included operating losses totaling $34.2 million, representing the net operating results for European curtainwall operations which were deconsolidated as described in the above introductory paragraph.

Net interest expense rose nominally in fiscal 1998. Increased interest income from investments held by the Company's captive insurance subsidiary and lower interest rates offset nearly all of the effect of higher borrowings under our revolver and uncommitted credit lines. We expect higher debt levels and interest expense for fiscal 1999 due to the financing of higher capital investments.

Our income tax benefit amounted to 19.9% of our net loss before income taxes. The unusually low effective rate was primarily due to foreign operating activity for which no tax benefit was recognized.

Our share of net losses recorded by various affiliated companies in which we have a 50% or less equity interest amounted to $879,000 in fiscal 1998 compared to $337,000 last year.

Apogee's fiscal 1998 net loss was $51.1 million, or $1.84 diluted loss per share. This compared to net earnings of $26.2 million, or $0.93 diluted earnings per share, a year ago. The negative return on average shareholders' equity was 36.2% in fiscal 1998 versus a positive return of 16.9% for fiscal 1997.

At February 28, 1998, our consolidated backlog stood at $308 million, down 14% from a year ago. This reduction was primarily attributable to the closure of our international curtainwall business. Approximately $35 million of the February 1998 backlog will not be reflected as net sales in fiscal 1999.


SEGMENT ANALYSIS

The following information provides a more detailed look at each of our three business segments. Also see Note 19-Business Segment Information on page 29 for a three-year history of each segment's net sales, operating income (loss), identifiable assets, capital expenditures, and depreciation and amortization.

(DOLLAR AMOUNTS IN THOUSANDS)       1996           1997           1998
                                ------------   ------------    -----------
Glass Technologies
   Net sales                      $ 150,457      $ 192,827      $ 227,203
   Operating income                  16,431         19,908         27,330

Auto Glass
   Net sales                        273,133        307,935        347,191
   Operating income                  18,069         20,149         15,046

Building Products & Services
   Net sales                        462,102        460,714        348,892
   Operating income (loss)          (2,073)          5,557        (96,433)


GLASS TECHNOLOGIES (GT) posted record net sales and operating income for the fifth consecutive year. Net sales rose by 18%, while operating income improved 37% to $27.3 million. The net sales increase reflected improvements by each of the segment's units.


Most of the segment's earnings improvement came from Viracon, our high-performance architectural glass fabrication unit. Viracon posted net sales and operating income growth of 14% and 29%, respectively. The gains were due to strong demand for its architectural glass products, improved product mix, and improved productivity. Viracon ran near full capacity during the year, even as expanded production capacity was added. In response to continued strong demand for its segment's high-performance architectural glass products, Viracon will begin construction of a new architectural glass fabrication complex in Statesboro, Georgia. This facility, expected to be operational in fiscal 2000, together with enhancements at Viracon's existing facility, will eventually increase Viracon's capacity by over 80%.

Viratec reported improved results in fiscal 1998. Viratec, which applies optical-grade coatings to glass and other substrates, saw its net sales grow by 33%, while operating earnings nearly quadrupled. Both improvements were primarily due to Viratec's Optium (TM) cathode ray tube coating operation (formerly known as CaRT). Optium net sales more than doubled for the year and the unit reported a small operating profit versus a sizable loss in the prior year. Viratec's flat glass operations had a double-digit net sales gain, but industry pricing pressure and production downtime related to an ongoing capacity expansion caused the operation to report lower earnings. At February 28, 1998, Viratec's backlog was 43% lower than last year's year-end backlog, primarily due to the suspension of the Optium business related to its expected relocation. During fiscal 1999, Viratec's Optium line is expected to be moved to a location closer to the flow of customers' computer monitor supply chains, reducing shipping costs and breakage risks.

The segment's Tru Vue unit, our custom picture framing glass and matboard fabricator, also posted improved net sales and operating earnings for the year. These results occurred despite somewhat soft industry sales, as the unit again successfully controlled its production costs. Tru Vue plans to move to a new facility in fiscal 1999. This should allow for increased capacity and improved productivity for both its picture-framing glass and matboard operations.

Based on current order rates and industry conditions, GT expects to report higher net sales and solid operating results in fiscal 1999. However, each of the segment's operating units will be affected by the start-up costs and disruptions associated with significant capital projects, making earnings improvements difficult to project. The extent of earnings gains will be highly dependent on the ability of its business units to reach operational status for each project as planned.

AUTO GLASS (AG) operates retail stores under the Harmon AutoGlass (Harmon) name and distribution centers under the Glass Depot name. Due to an industry merger in 1997, AG became the second largest company in the auto glass repair and replacement industry.

AG reported 13% net sales improvement in fiscal 1998 despite lower unit sales demand in the replacement auto glass industry. Approximately one-third of the net sales growth was due to the fourth quarter fiscal 1997 acquisition of Portland Glass. The segment's net sales growth continued to outpace the industry. Market data indicated that unit demand for replacement auto glass in the U.S. fell from 1996.

Despite the net sales increase, AG's operating income fell to $15.0 million, a 25% decline. Margin pressures intensified throughout the year due to intense competition, particularly at the retail level. Lower margins, and higher selling and administrative costs were the primary factors behind the decline. The segment also recorded a $2.4 million write-off of certain information systems assets. Same-location retail net sales rose by 1.5%, while unit net sales declined 1.2%.

The segment's Curvlite operation fabricates auto glass for the replacement auto glass aftermarket. Curvlite increased net sales in fiscal 1998 by about 25%. The unit's National Distribution Center, which offers other manufacturers' products as well as its own for both domestic and foreign vehicles, and the AutoGlass Express program, a delivery system to fill customer orders more quickly and completely, accounted for much of the unit's net sales growth. About 68% of Curvlite's net sales were made to Glass Depot units in fiscal 1998.

During the year, AG completed four small acquisitions. These acquisitions, combined with other locations added during the year, increased the number of locations to 340 Harmon retail locations and 73 Glass Depot distribution centers. The segment continues to explore opportunities to expand the reach of its businesses.

The merger of the industry's two largest companies may provide AG with an enhanced position as insurance companies adjust their allocations of business to maintain their own flexibility and access to competitive pricing. Insurance companies, which make up about 50% of the replacement auto glass market, prefer vendors who can expedite claims processing and other administrative efforts related to auto glass replacement and repair. The segment has the ability to offer comprehensive claims processing services to these customers on a nationwide basis.

Partly due to the aforementioned factors, AG expects to report higher net sales in fiscal 1999 with unit growth from market penetration and start-up or acquired locations. Meanwhile, the segment is taking actions to reduce its cost structure and improve productivity, particularly in its retail operations. However, the continued uncertainty of industry unit sales and pricing makes it difficult to project operating earnings for fiscal 1999.

BUILDING PRODUCTS & SERVICES (BPS) posted a $96.4 million operating loss in fiscal 1998, compared with operating income of $5.6 million a year ago. Other than the segment's international curtainwall operations, BPS operating units recorded solid results, with operating income for those units 71% higher than a year ago.

As expected, segment net sales decreased 24% to $349 million, or 38% of consolidated net sales, which represented BPS' lowest percentage contribution to Apogee's total net sales in over 17 years. Two-thirds of the decrease related to the deconsolidation of European curtainwall operations. Adjusting for this factor, BPS net sales would have fallen 11%. Domestic and Asian curtainwall net sales fell by 30% and 40%, respectively, due primarily to our decision to focus more selectively on higher margin domestic curtainwall business and the closure of our Asian curtainwall business. Net sales of BPS noncurtainwall businesses grew 8%.

The operating loss was primarily due to international curtainwall operations and included two nonrecurring pre-tax charges amounting to $61.9 million related to exit activities and other unusual items. A $26.0 million pre-tax provision for restructuring and other unusual items was recorded in the third quarter. The provision also included amounts for the estimated loss associated with certain disputed construction contract receivables in Europe, including the accrual of certain penalty amounts, and the accrual of costs associated with the resolution of legal proceedings related to organizational changes in its European curtainwall unit. In the fourth quarter, we recorded a $35.9 million pre-tax provision for exiting all European curtainwall and related operations, including the completion of certain remaining projects.

In addition to the nonrecurring charges, international curtainwall operations posted an operating loss of $53.8 million, reflecting significant cost overruns at certain projects in Europe and Asia. The operations also sustained sizable foreign currency translation losses on Asian assets, particularly those held in Malaysia. Despite a decline in net sales, our domestic curtainwall unit produced sharply higher profits, aided by the completion of the Getty Museum project as well as by reductions in overhead and operating costs.

BPS noncurtainwall businesses posted another year of solid results. Net sales for these units rose 8%, while operating profits totaled $9.6 million. The segment's Full Service business had another solid year, generating slightly higher net sales. A favorable shift in net sales mix towards higher-margin service business helped the unit's profitability. The Detention & Security unit also reported slightly higher net sales. However, operating income fell as improved earnings from contracting were offset by losses from a start-up operation. The Wausau Architectural Products unit leveraged higher net sales into sharply higher profitability as the unit improved its engineering and fabrication productivity. These businesses enter fiscal 1999 with backlog 46% higher than a year earlier.

At February 28, 1998, BPS' backlog was $264 million. Of this amount, curtainwall operations accounted for $114 million. The domestic curtainwall backlog was essentially unchanged from a year ago, while the Asian backlog fell by 67%.

The absence of significant operating losses from international curtainwall activities should enable BPS to report favorable earnings comparisons in fiscal 1999. The segment anticipates lower net sales from domestic curtainwall operations with better overall project margins, but the smaller domestic net sales base makes it unlikely that operating income for that unit can match fiscal 1998 levels. Overall, BPS noncurtainwall businesses are expected to post another year of improved results. Ultimate outcomes will continue to depend on BPS' ability to control costs, effectively manage projects, maintain margins inherent in the segment's backlog and book additional contracts.

FISCAL 1997 COMPARED TO FISCAL 1996
Consolidated net sales grew 9% to $951 million in fiscal 1997, largely reflecting gains by our GT and AG segments. GT's net sales grew primarily due to continued strong demand and firm pricing for its fabricated architectural glass products and the addition of net sales from the newly acquired Viratec Thin Films (Viratec) unit. Despite a very challenging industry environment, our AG segment increased net sales by combining retail same-store net sales growth of 10% with additional retail and wholesale locations and strong net sales growth at Curvlite. BPS net sales were essentially unchanged from the prior year. Fiscal 1996 comprised 53 weeks, the additional week accounting for approximately 2% of the consolidated net sales that year, while fiscal 1997 comprised 52 weeks.

Overall, cost of sales, as a percent of net sales, fell 2.4% from the previous year. Slight productivity gains at most of our operations, sharply lower insurance costs due to reserve reductions and a significant change in net sales mix away from the low-margin curtainwall construction activity of BPS' New Construction unit combined to produce this positive variance.

SG&A expenses grew 22%, reflecting increased information systems and marketing costs, particularly at our AG segment, and higher profit-sharing and commission expense related to higher net sales and improved profitability. As a result, SG&A costs as a percent of net sales rose, despite the moderate net sales gain and productivity measures undertaken by our operating segments.

Net interest expense rose 22%, primarily due to the impact of interest paid associated with the settlement of outstanding tax matters.

Our effective tax rate dropped to 34.9% from 36.9% in fiscal 1996. The decrease was primarily due to the tax benefits related to higher export net sales levels and the resolution of prior years' tax examinations. These items were partially offset by foreign operating losses for which no tax benefit was recognized.

As explained below, the inclusion of 100% of the results of Marcon Coatings (Marcon) and Viratec in our consolidated financial statements means that equity in net earnings of affiliates in 1997 no longer included a 50% interest in those units. The $337,000 charge to earnings in fiscal 1997 reflected our share of net losses recorded by various affiliated companies in which we have a 50% or less equity stake. Minority interest rose due to a larger loss at Harmon Europe S.A., a 70%-owned French subsidiary.

Consolidated net earnings advanced 47% in fiscal 1997 to $26.2 million, or $0.93 a share, from $17.8 million, or $0.65 a share, in fiscal 1996. Return on shareholders' equity rose to 16.9% from 13.5% a year earlier. The aforementioned per share figures reflect the two-for-one stock split, effected in the form of a 100% stock dividend, paid to shareholders on February 14, 1997.

Apogee ended fiscal 1997 with a $358 million backlog, down 12% from $405 million at the end of fiscal 1996.

SEGMENT ANALYSIS
The following information provides a more detailed look at each of our three segments. Also see Note 19-Business Segment Information on page 29 for a three-year history of each segment's net sales, operating income (loss), identifiable assets, capital expenditures, and depreciation and amortization.

GLASS TECHNOLOGIES (GT) included Viracon, our architectural glass fabricator, Tru Vue, our picture framing glass and matboard fabricator, and Viratec, which applies optical-grade coatings to glass and other substrates. As described below, Viratec was acquired along with Marcon, which applies coatings to architectural and residential building glass, and was merged into Viracon's operations. Beginning in March 1996, Marcon and Viratec were consolidated with our other majority-owned business units. Through fiscal 1996, our 50% equity in Marcon's and Viratec's net earnings was included in the Consolidated Results of Operations under the caption "Equity in net earnings of affiliated companies."

In January 1997, we agreed to pay our 50% joint venture partner (JV Partner) $41 million for its interest in Marcon/Viratec and certain leased assets. This agreement also included the irrevocable release of both parties from all outstanding claims related to the litigation as described hereafter. In November 1995, our 50% JV Partner in Marcon/Viratec commenced litigation against us, alleging claims for damages and seeking to have the Court order us to sell our 50% interest to the JV Partner. We filed counterclaims seeking to have the JV Partner's 50% interest sold to us. In March 1996, the Court ordered the JV Partner to sell the shares of stock representing its 50% interest in Marcon/Viratec to us upon payment by us of fair value for those shares as determined by the Court after further proceedings. As a result of the Court order, the JV Partner's rights and status as shareholder and directors were terminated and Marcon/Viratec was consolidated in our financial statements beginning in the first quarter of fiscal 1997. The JV Partner's claims against us for damages were still pending and the Court also was considering a motion brought by the JV Partner to add a claim for punitive damages until agreement was reached by the parties in January 1997.

GT improved net sales and earnings for the fifth consecutive year, exceeding fiscal 1996's record results. Net sales rose 28%, while operating income improved 21% to $19.9 million. The net sales increase was due to continued strong demand and firm pricing for its fabricated architectural glass products and the addition of net sales from the acquired Viratec unit. While the segment contributed 20% of consolidated net sales, it provided 43% of our consolidated operating income.

Viracon experienced continued strong demand for its architectural glass products. This unit ran at or near full capacity for most of the year. Viracon's operating income grew 21%. Further production capacity was added in 1997 and additional increases were planned for 1998.

Tru Vue posted marginally improved net sales and operating income in fiscal 1997. These results occurred against a backdrop of soft industry net sales. The unit was successful in controlling costs and made progress toward integrating its matboard operations with its picture-framing glass business.

On a pro forma basis, Viratec saw its net sales fall 9%, although year-end activity reflected high incoming order rates. In fiscal 1997, industry pricing pressure for its flat glass coated products and the unit's inability to reach operating profitability for its direct-coat business combined to reduce operating income when compared to fiscal 1996. At March 1, 1997, Viratec's backlog of $17 million was more than double the prior year's $8 million year-end backlog.

AUTO GLASS (AG) reported modestly improved results in fiscal 1997. The segment net sales grew 13% during the year despite intense competition and lower unit movement in the replacement auto glass industry. Operating income increased 12%. This increase resulted mainly from the above-mentioned increase in net sales, which more than offset the increase in information systems and marketing expense associated with the segment's drive to expand market coverage and develop new services to meet customers' needs. AG, which operates retail stores under the Harmon AutoGlass (Harmon) name and distribution centers under the Glass Depot name, possessed the third-largest market share in the auto glass repair and replacement industry during fiscal 1997.

Insurance companies continued to prefer vendors who could expedite claims processing and other administrative efforts related to auto glass replacement and repair. The segment's significant investment in information systems provided Harmon the means to offer comprehensive claims processing and management services to these customers on a nationwide basis.

Curvlite, AG's auto glass fabricator, increased net sales in fiscal 1997 by 32%. The unit's National Distribution Center, which in fiscal 1996 began to offer other manufacturers' products as well as its own for both domestic and foreign vehicles, and AutoGlass Express program, a new delivery system which allowed Curvlite to fill customer orders more quickly and completely, accounted for much of the unit's net sales growth. About 63% of Curvlite's net sales were made to Glass Depot units.

In January 1997, Harmon completed its acquisition of Portland Glass, a 46-location auto glass replacement chain operating in the Northeast U.S. This acquisition, combined with other locations added during the year, increased the number of locations to 319 Harmon retail locations and 66 Glass Depot distribution centers. At March 1, 1997, AG also had 8 Midas Muffler franchises.

BUILDING PRODUCTS & SERVICES (BPS) posted its first operating profit in five years in fiscal 1997, recording earnings of $5.6 million. Overall net sales were flat compared to a year earlier. Higher net sales by our Detention & Security, Full Service and Architectural Products units were offset by lower domestic curtainwall net sales and the absence of net sales from the Nanik Window Coverings businesses sold in fiscal 1996. Overseas net sales grew marginally for the year. Other than the segment's European operations, each of BPS' operating units recorded solid operating earnings improvement compared to fiscal 1996. Harmon, Ltd., BPS' domestic and international curtainwall unit, experienced flat results as the domestic and Asian operations' improved earnings were offset by a large operating loss in Europe. The European loss reflected high-risk projects taken and executed at unacceptably low margins. The improvement in operating earnings by our domestic and Asian curtainwall units was achieved through overhead and operating cost reductions, and improved management of projects.

The segment's Full Service unit had another solid year, generating 6% higher net sales and healthy operating income. The Detention & Security unit reported 38% higher net sales and significantly greater income in fiscal 1997. However, its fiscal 1997 year-end backlog was down 19% from a year earlier. The Architectural Products unit leveraged its higher net sales into sharply higher profitability as the unit improved its engineering and fabrication productivity.

At the end of fiscal 1997, BPS' backlog was $315 million, which represented almost 88% of the consolidated total.

LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION
NET CASH PROVIDED BY FINANCING ACTIVITIES In May 1998, we obtained a five-year, committed secured credit facility in the amount of $275 million. This new credit facility requires us to maintain minimum levels of net worth and certain financial ratios. This facility replaced a $150 million five-year, multi-currency committed credit facility which had been obtained in May 1996. This previous credit facility also required us to maintain minimum levels of net worth and certain financial ratios. As a result of our losses and exit charges relating to our international curtainwall businesses in fiscal 1998, we were not in compliance with certain financial covenants of the previous credit facility. As we are in compliance with all of the financial covenants of the new credit facility, all bank borrowings at February 28, 1998 were classified as long-term debt.

Long-term debt, including current installments of $1.7 million, stood at $153.6 million at February 28, 1998, up $24.3 million from a year earlier. Most of the Company's long-term debt consisted of bank borrowings. The additional borrowings were required to finance capital spending and the repurchase of common stock under the Company's share repurchase program.

For fiscal 1999, we expect outstanding borrowings will increase to fund the amount by which estimated capital spending and dividend requirements exceed the anticipated cash flow from operations. We believe efforts to reduce working capital relative to net sales growth plus our available credit facilities will enable us to maintain adequate liquidity.

NET CASH PROVIDED BY OPERATING ACTIVITIES Cash provided by operating activities in fiscal 1998 fell to $34.0 million from $41.6 million in fiscal 1997. The decrease primarily reflected lower net earnings, which were partly offset by favorable changes in working capital. Net receivables dropped $28.2 million, primarily reflecting lower receivables in our remaining curtainwall operations, after accounting for the effect of removing European curtainwall operations from Apogee's consolidation. Receivables growth at AG, GT and BPS' noncurtainwall businesses generally tracked sales growth in the last quarter of the fiscal year. Most of our $5.8 million increase in inventories was due to GT, reflecting the segment's higher activity level. The change in costs and earnings in excess of billings was essentially offset by the change in billings in excess of costs and earnings on uncompleted contracts. Accounts payable changed nominally after accounting for the removal of European curtainwall operations from consolidation. Year-end accrued expenses were $48.6 million higher than a year earlier, mainly due to accruals associated with the nonrecurring charges recorded during the year.

NET CASH USED IN INVESTING ACTIVITIES New capital investment in fiscal 1998 totaled $39.0 million, versus $86.2 million and $29.0 million in fiscal 1997 and 1996, respectively. Additions to property, plant and equipment totaled $38.2 million, and consisted primarily of expenditures for manufacturing equipment, facility expansion and upgrading of information systems throughout the Company. The AG segment completed four small acquisitions of retail auto glass replacement stores for $0.8 million.

In fiscal 1999, we intend to invest an estimated $100 million in capital expenditures, primarily in our GT businesses. GT plans include expenditures for the construction of an architectural glass fabrication facility in Statesboro, Georgia, a new Tru Vue facility in Chicago, Illinois and the move of Viratec's Optium cathode ray tube coating line to a new location.

SHAREHOLDERS' EQUITY
At February 28, 1998, Apogee's shareholders' equity stood at $109.6 million, down 36% from a year ago. Our net loss, dividends paid, and the repurchase of common stock primarily accounted for the decrease slightly offset by the effect of common stock issued in connection with our stock-based compensation plans. Apogee pays a quarterly dividend of 5.0 cents per share. For the year, the Company repurchased 933,000 shares of common stock for $13.5 million, while issuing 504,000 common shares under its stock-based incentive plans. In February 1998, our Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of the Company's common stock.


IMPACT OF INFLATION
Our financial statements are prepared on a historical cost basis, which does not completely account for the effects of inflation. However, since the cost of many of our inventories is determined using the last-in, first-out (LIFO) method of accounting, cost of sales, except for depreciation expense included therein, generally reflects current costs.

Year-end prices were essentially unchanged from a year ago for the cost of glass, one of our primary raw materials. We expect the cost of glass to remain essentially unchanged in fiscal 1999. Aluminum prices at year end were slightly lower than a year ago. While our construction and supply contracts are at fixed prices, the material components are usually based on firm quotes obtained from suppliers. Labor cost increases, including taxes and fringe benefits, rose moderately in fiscal 1998 and a moderate increase also can be reasonably anticipated for fiscal 1999. Other costs are managed to minimize the inflationary pressures that exist in markets for goods and services our business operations require.

IMPACT OF YEAR 2000
We are reviewing the potential impact of the "Year 2000" date change which involves the inability of certain software and systems to properly recognize and process date information relating to the Year 2000. We have assigned a team to evaluate the nature and extent of the work required to make our systems, products and infrastructure Year 2000 compliant. A number of existing systems projects are either underway or under review within our various business units to incorporate Year 2000 compliance, the cost of which has not been determined. We continue to evaluate the estimated costs associated with our efforts to ensure that our systems, products and infrastructure are Year 2000 compliant. While these on-going efforts will involve additional costs, we believe, based on available information, that we are and will continue to effectively manage our Year 2000 transition without any material adverse effect on our business, results of operations or financial condition.

CAUTIONARY STATEMENT
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of factors should be considered in conjunction with the report's forward-looking statements, including changes in economic and market conditions, factors related to competitive pricing, commercial building market conditions, management of growth or restructuring of business units, expected cost savings from the restructuring cannot be fully realized or realized within the expected timeframe, net sales following the restructuring are lower than expected, costs or difficulties related to the operation of the businesses or execution of restructuring or exit activities are greater than expected, the impact of foreign currency markets, the integration of acquisitions, the realization of expected economies gained through expansion and information systems technology and other factors as set forth in the cautionary statements included in Exhibit 99 to our 10-K filed with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information called for by this Item is contained in a separate section of this report. See "Index of Financial Statements and Schedules".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III
                                    --------

ITEMS 10, 11, 12 and 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                         EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by these Items, other than the information set forth in Part I above in "Executive Officers of the Registrant," is included on pages 1 to 5 and 10 to 12 of the Proxy Statement for the Annual Meeting of Shareholders to be held June 23, 1998, which is incorporated herein by reference.

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

(b) Reports on Form 8-K

  During the quarter ended February 28, 1998, two reports on Form 8-K dated January 12, 1998 and February 27, 1998 were filed.

(c) Exhibits -

  The information called for by this Item is contained in a separate section of this report. See "Exhibit Index".

                                 - SIGNATURES -


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 29, 1998
                                     APOGEE ENTERPRISES, INC.


                                     By: /s/ Donald W. Goldfus
                                         -----------------------------
                                         Donald W. Goldfus
                                         Chairman of the Board of Directors


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURE                              TITLE                       DATE
       ---------                              -----                       ----
  /s/ Donald W. Goldfus            Chairman of the Board of Directors    5-29-98
---------------------------------

  Donald W. Goldfus


  /s/ Russell Huffer               President and CEO, Director           5-29-98
---------------------------------
  Russell Huffer


  /s/ Harry A. Hammerly            Director                              5-29-98
---------------------------------
  Harry A. Hammerly


  /s/ Laurence J. Niederhofer      Director                              5-29-98
---------------------------------
  Laurence J. Niederhofer


  /s/ James L. Martineau           Executive Vice President, Director    5-29-98
---------------------------------
  James L. Martineau


  /s/ D. Eugene Nugent             Director                              5-29-98
---------------------------------
  D. Eugene Nugent


  /s/ Barbara B. Grogan            Director                              5-29-98
---------------------------------
  Barbara B. Grogan

       SIGNATURE                              TITLE                       DATE
       ---------                              -----                       ----
  /s/ Stephen C. Mitchell          Director                              5-29-98
---------------------------------
  Stephen C. Mitchell


  /s/ Jerome B. Cohen              Director                              5-29-98
---------------------------------
  Jerome B. Cohen


  /s/ Michael E. Shannon           Director                              5-29-98
---------------------------------
  Michael E. Shannon

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

Exhibit (10C) Rights Agreement between Registrant and American Stock Transfer
              Co. dated October 19, 1990. Incorporated by reference to Registrant's Form 8-A on October 19, 1990.

Exhibit (10D) Consulting Agreement between Registrant and Laurence J.
              Niederhofer dated November 1, 1993. Incorporated by reference to
              Exhibit 10I to Registrant's Annual Report on Form 10-K for year ended February 26, 1994.

Exhibit (10E) Employment Agreement between Registrant and Richard Gould dated
              May 23, 1994. Incorporated by reference to Exhibit 10I to Registrant's Annual Report on Form 10-K for year ended February 25, 1995.

Exhibit (10F) 1987 Apogee Enterprises, Inc. Stock Option Plan is incorporated by reference to Registrant's S-8 registration statement (File No. 33-35944)

Exhibit (10G) $275 million Multi-currency Credit Agreement dated as of May 21,
              1998 between Apogee Enterprises, Inc. and banks party to the agreement, including related security, pledge, contribution and subsidiary guaranty agreements.

Exhibit (10H) 1997 Omnibus Stock Incentive Plan is incorporated by reference to
              Registrant's S-8 registration statement (File No. 333-32437)

Exhibit (21)  Subsidiaries of the Registrant

Exhibit (23)  Consent of KPMG Peat Marwick LLP

Exhibit (27)  Financial Data Schedule (EDGAR filing only)

Exhibit (99)  Litigation Reform Act of 1995 - Cautionary Statement

                            Apogee Enterprises, Inc.
                                    Form 10-K
                           Items 8, 14 (a) and 14 (d)

                   Index of Financial Statements and Schedules




Financial Statements
    Independent Auditors' Report............................................F-2
    Consolidated Balance Sheets.............................................F-3
    Consolidated Results of Operations......................................F-4
    Consolidated Statements of Shareholders' Equity.........................F-5
    Consolidated Statements of Cash Flows...................................F-6
    Notes to Consolidated Financial Statements..............................F-7

Financial Schedules
    Schedule II - Valuation and Qualifying Accounts.........................F-19

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries as of February 28, 1998 and March 1, 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                 KPMG Peat Marwick LLP


Minneapolis, Minnesota
April 8, 1998, except as to Note 6 which is as of May 22, 1998


CONSOLIDATED BALANCE SHEETS
                                                                            February 28,       March 1,
(DOLLAR AMOUNTS IN THOUSANDS)                                                   1998             1997
----------------------------------------------------------------------- ---------------- ----------------
ASSETS
Current assets
  Cash and cash equivalents                                                    $  7,853        $   4,065
  Receivables, net of allowance for doubtful accounts                           145,121          204,259
  Inventories                                                                    64,183           58,261
  Costs and earnings in excess of billings on uncompleted contracts               6,796           25,653
  Refundable income taxes                                                        16,533            1,004
  Deferred tax assets                                                            14,218            4,486
  Other current assets                                                            7,540            7,466
----------------------------------------------------------------------- ---------------- ----------------
    Total current assets                                                        262,244          305,194
----------------------------------------------------------------------- ---------------- ----------------

Property, plant and equipment, net                                              129,937          118,799
Other assets
  Marketable securities available for sale                                       18,706           19,656
  Investments                                                                       709              738
  Intangible assets, at cost less accumulated
    amortization of $12,323 and $9,480, respectively                             50,500           52,451
  Deferred tax assets                                                               --             1,090
  Other                                                                           2,025            3,036
----------------------------------------------------------------------- ---------------- ----------------
                                                                                201,877           76,971
----------------------------------------------------------------------- ---------------- ----------------
         Total assets                                                          $464,121         $500,964
======================================================================= ================ ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                             $ 44,055        $  73,325
  Accrued expenses                                                              108,893           61,435
  Billings in excess of costs and earnings on uncompleted contracts              23,141           40,154
  Current installments of long-term debt                                          1,679            1,707
----------------------------------------------------------------------- ---------------- ----------------
     Total current liabilities                                                  177,768          176,621
----------------------------------------------------------------------- ---------------- ----------------

Long-term debt, less current installments                                       151,967          127,640
Other long-term liabilities                                                      24,785           24,554

Commitments and contingent liabilities (Notes 6, 14 and 15)

Shareholders' equity
  Common stock of $.33-1/3 par value; authorized 50,000,000 shares;
    issued and outstanding, 27,453,000 and 27,882,000, respectively               9,151            9,294
  Additional paid-in capital                                                     38,983           34,686
  Retained earnings                                                              61,899          129,424
  Unearned compensation                                                           (686)               --
  Net unrealized gain on marketable securities                                      254               22
  Cumulative translation adjustment                                                  --           (1,277)
----------------------------------------------------------------------- ---------------- ----------------
    Total shareholders' equity                                                  109,601          172,149
----------------------------------------------------------------------- ---------------- ----------------
    Total liabilities and shareholders' equity                                 $464,121        $ 500,964
======================================================================= ================ ================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED RESULTS OF OPERATIONS


(DOLLAR AMOUNTS IN THOUSANDS EXCEPT            Year Ended              Year Ended      Year Ended
PER SHARE DATA)                             February 28, 1998        March 1, 1997   March 2, 1996
--------------------------------------- ---------------------- -------------------- ----------------
Net sales                                       $912,831                $950,777          $871,147
Cost of sales                                    733,430                 798,976           752,624
--------------------------------------- --------------------- --------------------- ----------------
   Gross profit                                  179,401                 151,801         118,523
Selling, general and administrative              138,537                 105,305          86,066
expenses
Provision for restructuring and other             96,131                      --              --
unusual items
--------------------------------------- --------------------- --------------------- ----------------
   Operating income (loss)                       (55,267)                 46,496          32,457
Interest expense, net                              7,334                   6,964           5,697
Other expense, net                                    --                      --             149
--------------------------------------- --------------------- --------------------- ----------------
   Earnings (loss) before income
      taxes and                                  (62,601)                 39,532          26,611
      Other items below
Income taxes                                     (12,425)                 13,802           9,820
Equity in net loss (earnings) of                     879                     337            (528)
affiliated companies
Minority interest                                     --                    (827)           (516)
--------------------------------------- --------------------- --------------------- -----------------
   Net earnings (loss)                          $(51,055)                $26,220         $17,835
--------------------------------------- --------------------- --------------------- -----------------
   Earnings (loss) per share - Basic              $(1.84)                  $0.96           $0.66
   Earnings (loss) per share - Diluted            $(1.84)                  $0.93           $0.65
--------------------------------------- ---------------------- -------------------- -----------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                              Common                   Additional                             Cumulative   Unrealized
(DOLLAR AMOUNTS IN            Shares       Common       Paid-In     Retained     Unearned     Translation    Gain on
THOUSANDS)                  Outstanding    Stock        Capital     Earnings   Compensation   Adjustment   Investments
-------------------------- ------------ ------------- ------------- --------- -------------- ------------ ------------
Balance at February 25, 1995    13,443    $   4,481    $  19,345    $ 100,803        $  --     $     --          $--
     Net earnings                   --           --           --       17,835           --           --           --
     Common stock issued            88           30        1,120           --           --           --           --
     Common stock
     repurchased and               (14)        (215)          --           --           --
     retired                        (5)         (20)
     Cash dividends                 --           --           --       (4,453)          --           --           --
---------------------------- ---------    ---------    ---------    ---------    ---------     --------    ---------
Balance at March 2, 1996        13,517        4,506       20,445      113,970           --           --           --
     Net earnings                   --           --           --       26,220           --           --           --
     Common stock issued           478          159       12,871           --           --           --           --
     Tax benefit
       associated with              --           --        1,445           --           --           --           --
       stock plans
     Common stock
     repurchased and            (1,303)          --           --           --
     retired                       (85)         (28)         (75)
     Cash dividends                 --           --           --           --           --           --
     100% stock dividend,
       at par                   13,972        4,657           --           --           --           --
     Translation adjustments        --           --           --           --           --       (1,277)          --
     Net change in unrealized
       gains on marketable          --           --           --           --           --           --           22
       securities
---------------------------- ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance at March 1, 1997        27,882        9,294       34,686      129,424           --       (1,277)          22
     Net loss                       --           --           --     (51,055)           --           --           --
     Common stock issued           504          168        4,754           --           --           --           --
     Tax benefit
       associated with              --           --        1,503           --           --           --           --
       stock plans
     Common stock
     repurchased and              (933)        (311)      (1,960)     (11,219)          --           --           --
     retired
     Cash dividends                 --           --           --       (5,251)          --           --           --
     Translation adjustments        --           --           --           --           --        1,277           --
     Net change in
       unrealized gains on
       marketable securities        --           --           --           --           --           --          232
     Unearned compensation          --           --           --           --         (686)          --           --
---------------------------- ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance at February 28, 1998   $27,453    $   9,151    $  38,983    $  61,899    $    (686)    $     --      $   254
============================ =========    =========    =========    =========    ==========   =========    =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        Year Ended       Year Ended      Year Ended
(DOLLAR AMOUNTS IN THOUSANDS)                                       February 28, 1998  March 1, 1997   March 2, 1996
------------------------------------------------------------------- ------------------ -------------- ---------------
OPERATING ACTIVITIES
Net earnings (loss)                                                     $(51,055)           $26,220        $17,835
Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                         23,990             20,458         16,528
    Provision for losses on accounts receivable                            1,428              2,917          1,983
    Deferred income tax (benefit) expense                                 (7,849)             9,452          1,807
    Gain on sale of Nanik Window Coverings                                    --                 --         (4,166)
    Provision for restructuring and other unusual items                   61,887                 --             --
    Foreign currency translation loss                                      3,422                 --             --
    Equity in net loss (earnings) of affiliated companies                    879                337           (528)
    Minority interest                                                         --               (827)          (516)
    Other, net                                                             2,819               (560)        (1,429)
------------------------------------------------------------------- ------------------ -------------- ---------------
        Cash flow before changes in operating assets and                  35,521             57,997         31,514
        liabilities
    Changes in operating assets and liabilities, net of effect of             --                 --             --
    acquisitions:
      Receivables                                                         25,364            (46,461)         2,134
      Inventories                                                         (5,795)                55         (3,286)
      Cost and earnings in excess of billings on uncompleted              15,859               (202)        (6,670)
      contracts
      Other current assets                                                   (60)              (960)        (1,220)
      Accounts payable and accrued expenses                               (5,472)            16,606         14,494
      Billings in excess of costs and earnings on uncompleted            (17,013)            20,684          1,753
      contracts
      Refundable income taxes and accrued income taxes                   (12,338)            (7,061)        (2,820)
      Other long-term liabilities                                         (2,061)               959          4,593
------------------------------------------------------------------- ------------------ -------------- ---------------
           Net cash provided by operating activities                      34,005             41,617         40,492
------------------------------------------------------------------- ------------------ -------------- ---------------
INVESTING ACTIVITIES
Capital expenditures                                                     (38,214)           (35,613)       (22,615)
Acquisition of Marcon Coatings, net of cash acquired                          --            (40,161)            --
Acquisition of businesses, net of cash acquired                             (810)            (1,365)        (3,793)
Decrease (increase) in marketable securities                               1,306             (7,555)       (12,231)
Investment in and advances to affiliated companies                          (850)              (464)          (889)
Proceeds from sales of property, plant and equipment                         874              3,146            301
Proceeds from sale of Nanik Window Coverings                                  --                 --         17,550
Other, net                                                                  (506)              (277)        (1,991)
------------------------------------------------------------------- ------------------ -------------- ---------------
           Net cash used in investing activities                         (38,200)           (82,289)       (23,668)
------------------------------------------------------------------- ------------------ -------------- ---------------
FINANCING ACTIVITIES
Payments on notes payable                                                     --             (5,350)        (7,065)
Payments on long-term debt                                                (1,704)            (6,120)        (5,576)
Proceeds from issuance of long-term debt                                  26,003             51,100          3,855
Proceeds from issuance of common stock                                     4,922              3,930          1,150
Repurchase and retirement of common stock                                (13,490)            (1,406)          (240)
Dividends paid                                                            (5,251)            (4,806)        (4,453)
------------------------------------------------------------------- ------------------ -------------- ---------------
           Net cash provided by (used in) financing activities            10,480             37,348        (12,329)
------------------------------------------------------------------- ------------------ -------------- ---------------
(Increase) decrease in cash and cash equivalents before effect of
     exchange rate changes on cash                                         6,285             (3,324)         4,495
Effect of exchange rate changes on cash                                   (2,497)                --             --
------------------------------------------------------------------- ------------------ -------------- ---------------
(Increase) decrease in cash and cash equivalents                           3,788             (3,324)         4,495
Cash and cash equivalents at beginning of year                             4,065              7,389          2,894
------------------------------------------------------------------- ------------------ -------------- ---------------
Cash and cash equivalents at end of year                                 $ 7,853            $ 4,065        $ 7,389
=================================================================== ================== ============== ===============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES
Common stock issued in acquisition of business                          $     --            $ 9,100       $     --

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

PRINCIPLES OF CONSOLIDATION Our consolidated financial statements include the accounts of Apogee and all majority-owned subsidiaries except, for fiscal 1998 only, for our formerly 70%-owned European operations. In March 1998, in accordance with a February 26, 1998 resolution of our Board of Directors, five operating companies comprising our European curtainwall operations filed for bankruptcy or commercial liquidation, effectively relinquishing our control over those entities. Accordingly, such entities were deconsolidated and net operating results were included as a single component in our 1998 Consolidated Results of Operations under the caption "Unusual items" and the net liability was included in accrued expenses in our Consolidated Balance Sheet. We use the equity method to account for 50%-owned joint ventures. Intercompany transactions have been eliminated. Certain amounts from prior-years' financial statements have been reclassified to conform with this year's presentation.

CASH AND CASH EQUIVALENTS Investments with an original maturity of three months or less are included in cash and cash equivalents.

INVENTORIES Inventories, which consist primarily of purchased glass and aluminum, are valued at the lower of cost or market. Approximately 47% of the inventories are valued by use of the last-in, first-out (LIFO) method, which does not exceed market. If the first-in, first-out (FIFO) method had been used for all inventories, our inventories would have been $3,000,000 and $2,615,000 higher than reported at February 28, 1998 and March 1, 1997, respectively.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are carried at cost. Significant improvements and renewals are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is computed on a straight-line basis, based on estimated useful lives of 20 to 40 years for buildings and 2 to 15 years for equipment.

INTANGIBLE ASSETS AND AMORTIZATION Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (goodwill) and are amortized on a straight-line basis, primarily over 40 years. The carrying value of intangible assets is reviewed when circumstances suggest that it has been impaired. If this review indicates that intangible assets will not be recoverable based on the estimated undiscounted cash flows over the remaining amortization period, the carrying value of intangible assets must be reduced to estimated fair value. Amortization expense amounted to $2,011,000, $1,503,000 and $665,000 in 1998, 1997 and 1996, respectively.

INSURANCE SUBSIDIARY We established a wholly-owned insurance subsidiary, Prism Assurance, Inc. (Prism), in 1996 to insure our workers' compensation, general liability and automobile liability risks. Prism invests in fixed maturity investments which we classify as "available-for-sale" and are carried at market value as prescribed by Statement of Financial Accounting Standards (SFAS) No.
115. Reserve requirements are established based on actuarial projections of ultimate losses. Apogee also has accruals for losses incurred prior to Prism's formation. Losses estimated to be paid within twelve months are classified as accrued expenses, while losses expected to be payable in later periods are included in other long-term liabilities.

NET SALES RECOGNITION We recognize net sales from construction contracts on a percentage-of-completion basis, measured by the percentage of costs incurred to date to estimated total costs for each contract. Contract costs include materials, labor, project management and other direct costs related to contract performance. We establish provisions for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in net sales only when they have been approved by our customers. Net sales from the sale of products and the related cost of sales are recorded upon shipment.

INCOME TAXES We account for income taxes as prescribed by SFAS No. 109, which requires use of the asset and liability method. This method recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial and tax reporting.

EARNINGS PER SHARE We compute basic and diluted earnings per share as prescribed by SFAS No. 128 as described below under the caption NEW ACCOUNTING STANDARDS. Share figures reflect the two-for-one stock split effective February 1997.

FOREIGN OPERATIONS The financial statements of foreign operations have been translated to U.S. dollars, using the rules of SFAS No. 52. Balance sheet accounts are stated in U.S. dollars, generally at the year-end exchange rate. Results of operations are translated at average exchange rates for the respective period.

     We periodically enter into forward currency exchange contracts to manage specific foreign currency exposures related to foreign construction contracts, receivables, and bank borrowings denominated in foreign currencies. As of February 28, 1998, we had forward contracts maturing in 1999 with a value of approximately $25.6 million. Gains and losses on forward contracts related to receivables are recognized currently, while gains and losses related to construction projects are deferred and accounted for as a part of the related transaction.

ACCOUNTING PERIOD Our fiscal year ends on the Saturday closest to February 28. Fiscal year 1998 and 1997 consisted of fifty-two weeks and 1996 was fifty-three weeks.

ACCOUNTING ESTIMATES The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Amounts subject to significant estimates and assumptions include, but are not limited to, insurance reserves and net sales recognition for construction contracts, including the status of outstanding disputes and claims. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, EARNINGS PER SHARE, which simplifies the standards for computing earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures, and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. SFAS No. 128 was required for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application was not permitted. Accordingly, we adopted SFAS No. 128 in the fourth quarter of 1998. SFAS No. 128 requires restatement of all prior-period earnings-per-share data presented. The adoption of SFAS No. 128 did not have a material impact on the Company's financial statement disclosures.

  In February 1997, the FASB issued SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURES, which was adopted by us in the fourth quarter of 1998. SFAS No. 129 requires companies to disclose certain information about their capital structure. SFAS No. 129 did not have a material impact on our financial statement disclosures.

  In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components (net sales, expenses, gains, and losses) in a full set of general-purpose financial statements. We will adopt SFAS No. 130 in 1999.

  In June 1997, the FASB issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports net sales. Management has not yet evaluated the effects of this change on its reporting of segment information. We will adopt SFAS No. 131 in 1999.

2. RECEIVABLES

(In thousands)                               1998         1997
-------------------------------------- ------------ -----------
Trade accounts                          $   89,924  $   78,991
Construction contracts                      35,244      86,709
Contract retainage                          25,271      32,609
Other receivables                            1,633      13,247
-------------------------------------- ------------ -----------
Total receivables                          152,072     211,556
Less allowance for doubtful accounts
                                            (6,951)   (7,297)
-------------------------------------- ------------ -----------
  Net receivables                         $145,121   $ 204,259
====================================== ============ ===========

  We provide products and services to the commercial and institutional new construction and remodeling markets, the automotive replacement glass market and selected consumer markets. We do not believe a concentration of credit risk exists, due to the diversity of our markets and channels of distribution, and the geographic location of our customers. Allowances are maintained for potential credit losses and such losses have been within management's expectations. The provision for bad debt expense was $1,428,000, $2,917,000 and $1,983,000 in 1998, 1997 and 1996, respectively.

3. INVENTORIES

(In thousands)                               1998        1997
-------------------------------------- ------------ ----------
Raw materials                              $20,017    $14,760
Work-in process                              4,749      3,863
Finished                                    39,417     39,638
-------------------------------------- ------------ ----------
     Total inventories                     $64,183    $58,261
====================================== ============ ==========

4. PROPERTY, PLANT AND EQUIPMENT

(In thousands)                               1998        1997
-------------------------------------- ------------ ----------
Land                                     $   2,686  $   2,488
Buildings and improvements                  66,274     58,358
Machinery and equipment                    130,938    115,026
Office equipment and furniture              54,720     44,431
Construction in progress                     9,506     22,975
-------------------------------------- ------------ ----------
     Total property, plant and             264,124    243,278
     equipment
Less accumulated depreciation            (134,187)   (124,479)
-------------------------------------- ------------ ----------
     Net property, plant and              $129,937   $118,799
     equipment
====================================== ============ ==========

  Depreciation expense was $21,979,000, $18,955,000 and $15,863,000 in 1998,
1997 and 1996, respectively.

5. ACCRUED EXPENSES

 (In thousands)                            1998          1997
-------------------------------------- ---------- ------------
Payroll and related benefits             $22,088      $25,263
Insurance                                 13,677       10,956
Taxes, other than income taxes             4,612        8,643
Pension                                    5,377        4,192
Interest                                   1,205        2,091
Costs and expenses related to exit
from                                      47,163          --
  European curtainwall operations
Other                                     14,771       10,290
-------------------------------------- ---------- ------------
     Total accrued expenses             $108,893      $61,435
====================================== ========== ============


6. LONG-TERM DEBT

(In thousands)                               1998          1997
-------------------------------------- ------------ ------------
Borrowings under revolving credit
     and other bank agreements,
     interest ranging from 3.77% to       $150,503     $124,500
     8.50%
Other                                        3,143        4,847
-------------------------------------- ------------ ------------
Total long-term debt                       153,646      129,347
Less current installments                  (1,679)
                                                       (1,707)
-------------------------------------- ------------ ------------
     Net long-term debt                   $151,967     $127,640
====================================== ============ ============

  Long-term debt maturities are as follows:

FISCAL YEAR                       (In thousands)
------------------------------- --------------------
1999                             $      1,679
2000                                    1,082
2001                                      182
2002                                      100
2003                                  150,603
Thereafter                                 --
------------------------------- --------------------
     Total
                                     $153,646
=============================== ====================

  In May 1998, we obtained a five-year, committed secured credit facility in the amount of $275 million. This new credit facility requires us to maintain minimum levels of net worth and certain financial ratios. This facility replaced a $150 million five-year, multi-currency committed credit facility which had been obtained in May 1996. This previous credit facility also required us to maintain minimum levels of net worth and certain financial ratios. As a result our losses and exit charges relating to our international curtainwall businesses in fiscal 1998, we were not in compliance with certain financial covenants of the previous credit facility. As we are in compliance with all of the financial covenants of the new credit facility, all bank borrowings under the revolving credit agreement at February 28, 1998 were classified as long-term debt.

  We also had access to short-term credit on an uncommitted basis with several major banks. At February 28, 1998 and March 1, 1997, respectively, $24.9 million and $10.0 million in bank borrowings were outstanding under these agreements. We may refinance these short-term borrowings on a long-term basis under the revolving credit agreements discussed above. Accordingly, our short-term bank borrowings, which were not expected to be paid within one year, were classified as long-term debt. The interest rate on the year-end bank borrowings under uncommitted credit facilities was 6.0%.

  Selected information related to bank borrowings is as follows:

(Dollar amounts in thousands)                   1998        1997
----------------------------------------- ----------- ------------
Average daily borrowings during the year    $133,158     $ 79,420
Maximum borrowings outstanding during        158,294      126,400
     the year
Weighted average interest rate  during         5.6%         6.1%
     the year
========================================= =========== ============

  In 1998 and 1996, we entered into interest rate swap agreements that effectively converted a portion of our variable rate borrowings into fixed rate obligations. Under these agreements, which expire in 2001, we receive payments at variable rates while we make payments at fixed rates ranging from 5.7% to 6.3%. The net interest paid or received is included in interest expense. The amount of borrowings effectively converted at February 28, 1998 and March 1, 1997 was $70 million and $20 million, respectively.

  In 1992, we entered into three interest rate swap agreements that effectively converted $25 million of our fixed rate, long-term borrowings into variable rate obligations. During 1993, we sold two of the swap agreements at net gains. The gains were recognized as reductions in interest expense through 1997. The third agreement expired in 1995.

  The net book value of property and plant pledged as collateral under industrial development bonds was approximately $1.1 million at February 28, 1998.

7. INTEREST AND OTHER EXPENSE, NET

(In thousands)                     1998        1997      1996
------------------------------ ---------- ---------- ---------
Interest on debt                $  8,986   $  6,713  $  6,747
Other interest expense               460      1,367       273
------------------------------ ---------- ---------- ---------
Total interest expense             9,446      8,080     7,020
Less interest income             (2,112)
                                            (1,116)   (1,323)
------------------------------ ---------- ---------- ---------
  Interest expense, net         $  7,334   $  6,964  $  5,697
============================== ========== ========== =========

  Interest payments were $ 8,223,000, $6,180,000 and $7,095,000 in 1998, 1997 and 1996, respectively.

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

  The 1997 Stock Option Plan and 1987 Stock Option Plan (the "Plans") each provide for the issuance of up to 2,500,000 options to purchase Company stock. Options awarded under these Plans, either in the form of incentive stock options or nonstatutory options, are exercisable at an option price equal to the fair market value at the date of award. The 1987 Plan has expired and no new grants of stock options may be made under this Plan.

  The 1987 Partnership Plan, a Plan designed to increase the ownership of Apogee stock by key employees, allows participants selected by the Compensation Committee of the Board of Directors to use earned incentive compensation to purchase Apogee common stock. The purchased stock is then matched by an equal award of restricted stock, which vests over a predetermined period. 2,200,000 common shares are authorized for issuance under the Plan. As of February 28, 1998, 1,937,000 shares have been issued under the Plan. We expensed $1,141,000, $2,145,000 and $666,000 in conjunction with the Partnership Plan in1998, 1997 and 1996, respectively.

  A summary of option transactions under the Plans for 1998, 1997 and 1996 follows:

                                              OPTIONS OUTSTANDING
                              NUMBER OF           AVERAGE           OPTION PRICE
                                SHARES        EXERCISE PRICE           RANGE
----------------------------- ------------ -- ---------------- -- --------------
Balances, February 25, 1995   1,156,000         $   6.00          $   4.48- 9.46
Options granted                 490,000             8.64              7.25- 8.80
Options exercised              (174,000)            6.52              5.38- 8.13
Options canceled                (68,000)            5.94              5.38- 7.94
----------------------------- ------------ -- ---------------- -- --------------

Balances, March 2, 1996       1,404,000             6.87              4.48- 9.46
Options granted                 587,000            15.08             10.50-17.75
Options exercised              (368,000)            5.83              5.38- 8.69
Options canceled                (22,000)            7.53              5.38-15.06
----------------------------- ------------ -- ---------------- -- --------------

Balances, March 1, 1997       1,601,000            10.11              4.48-17.75
Options granted                 485,000            16.09             11.31-25.00
Options exercised              (372,000)            6.86              5.38-16.50
Options canceled               (230,000)           12.38              5.38-16.75
----------------------------- ------------ -- ---------------- -- --------------
Balances, February 28, 1998   1,484,000           $12.53              4.48-25.00
----------------------------- ------------ -- ---------------- -- --------------

The following table summarizes information about stock options outstanding and exercisable at February 28, 1998.

                              OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                 ----------------------------------------------  ------------------------------
   RANGE OF                      REMAINING
EXERCISE PRICES     NUMBER      CONTRACTUAL     WEIGHTED-AVG        NUMBER       WEIGHTED-AVG
                 OUTSTANDING       LIFE        EXERCISE PRICE     EXERCISABLE   EXERCISE PRICE
---------------- ------------- -------------- -----------------  -------------- ---------------
$4.48 - $10.00      553,000        2.4 years        $7.36            401,000    $  7.14
10.01 -  16.00      512,000        6.8 years        14.43            126,000      14.88
16.01 -  25.00      419,000        8.5 years        17.01             37,000      19.25
---------------- ------------- -------------- -----------------  -------------- ---------------
                  1,484,000        5.7 years       $12.53            564,000    $  9.66
================ ============= ============== =================  ============== ===============

  We have adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized with respect to our 1987 Stock Option Plan. Had compensation cost for the Plan been determined based on the fair value methodology prescribed by SFAS 123, our net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per           1998       1997      1996
share data)
-------------------------------- --------- --------- ---------
Net earnings (loss) - as         ($51,055)  $26,220   $17,835
reported
Net earnings (loss) - pro forma  (53,001)    25,221    17,493
Earnings (loss) per share
diluted                            (1.84)      0.93      0.65
   - as reported
Earnings (loss) per share
diluted                              (1.91)    0.90      0.64
    - pro forma
================================ ========= ========= =========

  The above pro forma amounts may not be representative of the effects on reported net earnings (loss) for future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996:

                                     1998       1997       1996
-------------------------------- --------- ---------- ----------
Dividend yield                       1.2%       1.1%       1.5%
Expected volatility                 60.0%        60%        60%
Risk-free interest rate              7.0%       7.0%       6.0%
Expected lives                   10 years  7.5 years    5 years
================================ ========= ========== ==========

9. UNUSUAL ITEMS

  During 1998, we recorded a pre-tax charges of $96.1 for unusual items in our Building Products & Services segment. This is presented separately as a component of income from operations in the Consolidated Results of Operations. The amount included nonrecurring charges of $26.0 million and $35.9 million recorded in the third and fourth quarter, respectively, related to our international curtainwall operations. In addition, unusual items included operating losses totaling $34.2 million, representing the net operating results for European curtainwall operations which were deconsolidated as described in Principles of Consolidation in Note 1. A summary of the items included is as follows:

------------------------------  -------------
Net operating loss of
European                            $34,243
   curtainwall operations
Estimated costs associated
with exit
   from European
curtainwall,                         34,858
   including completion of
certain
   projects
Estimated loss on
construction                         13,972
   contract, including
penalties
Estimated costs related to
   resolution of legal                7,372
proceedings
Restructuring activities and          5,686
other
------------------------------  -------------
  Total                             $96,131
==============================  =============

  The $26.0 million charge included amounts for the estimated loss on a disputed construction contracts in Europe, including the accrual of certain penalty amounts, and a provision for the accrual of legal and related costs associated with the resolution of legal proceedings related to organizational changes in its majority-owned European curtainwall unit. In June 1997, the Company reorganized its European management team and, subsequently, several lawsuits were initiated between Apogee and the minority shareholder based on, among other items, allegations of breach of contract and fiduciary duty, and misrepresentation. Restructuring activities involved the closing of the segment's Asian offices and the rationalization of its project management, engineering and European manufacturing capacity. The charge for restructuring included amounts for severance and termination benefits for employees in France, Asia and the US. , the write-down of property and equipment and other long-term assets to their estimated net salable value and other items such as lease termination costs. We reduced manufacturing capacity in France and reduced project management and engineering costs in France and the US.

  The $35.9 million charges reflected the estimated costs associated with exiting our European operations, including the completion of certain remaining projects. In March 1998, in accordance with a February 26, 1998 resolution of our Board of Directors, the five operating companies comprising our European curtainwall operations filed for bankruptcy or commenced liquidation, effectively relinquishing control over those entities. Accordingly, the net operating results for European curtainwall operations are included as a single figure as indicated above.

  At February 1998, accruals totaling $47.2 million represented the estimated future cash outflows associated with the exit from our European curtainwall operations. These cash expenditures are expected to be made within the next one to two years. The primary component of the accrual relates to the completion of certain remaining projects. Other costs included in the above figure are provisions for severance and termination benefits, and legal and related costs associated with the proceedings noted above.

10. INCOME TAXES

  The components of income tax expense (benefit) for each of the last three fiscal years are as follows:

(In thousands)                     1998       1997       1996
------------------------------ ---------- ---------- ---------
Current:
Federal                        $           $  1,866   $ 6,559
                                 (4,164)
State and local                    (412)        955       910
Foreign                               --      1,529       544
------------------------------ ---------- ---------- ---------
     Total current               (4,576)      4,350     8,013
------------------------------ ---------- ---------- ---------

Deferred:
Federal                          (8,233)      8,547     1,503
State and local                    (316)      1,605       304
Foreign                             700        (700)       --
------------------------------ ---------- ---------- ---------
     Total deferred              (7,849)      9,452     1,807
------------------------------ ---------- ---------- ---------
        Total income tax
        expense                 $(12,425)  $ 13,802   $ 9,820
============================== ========== ========== =========

  Income tax payments, net of refunds, were $12,000,000, $11,520,000 and $10,878,000 in 1998, 1997 and 1996, respectively.

    The differences between statutory federal tax rates and our consolidated effective tax rates are as follows:

                                     1998        1997        1996
-------------------------------- ------------ ----------- -----------
Statutory federal tax rate          (35.0%)       35.0%       35.0%
State and local income taxes,
     net of federal tax benefit      (2.2)         5.1         3.0
Tax credits                          (1.5)        (2.2)       (0.5)
Foreign items with no tax             1.8          8.3         0.8
     benefit
Valuation allowance                  18.1           --        (0.6)
Resolution of Revenue Agent            --        (10.8)         --
     Exams
Other, net                           (1.1)        (0.5)       (0.8)
-------------------------------- ------------ ----------- -----------
Consolidated effective tax rate     (19.9%)       34.9%       36.9%
================================ ============ =========== ===========

  Tax benefits for deductions associated with the 1987 Stock Option Plan and the 1987 Partnership Plan were $1,503,000 and $1,445,000 in 1998 and 1997, respectively. These benefits were added directly to additional paid-in capital and were not reflected in the determination of income tax expense.

  Deferred tax assets and deferred tax liabilities at February 28, 1998 and March 1, 1997 are as follows:

                                      1998                       1997
                          -------------------------- --------------------------
(In thousands)             CURRENT       NONCURRENT    CURRENT       NONCURRENT
------------------------- ------------ ------------- ------------- ------------
Accounts receivable          $2,393    $      --        $2,660     $      --
Accrued insurance                --        3,715            --         2,991
Deferred compensation          (140)       4,071           191         4,447
Restructuring reserve        22,982            6            --            26
Inventory                     1,383          128         1,505           320
Depreciation                    143       (6,235)          147        (6,522)
Employee benefit plans       (1,451)          --        (1,451)           --
Other                         1,108       (3,291)        1,434         3,700
------------------------- ------------ ------------- ------------- ------------
                             26,418       (1,606)        4,486         4,962
Less valuation allowance    (12,200)          --            --        (3,872)
------------------------- ------------ ------------- ------------- ------------
Deferred tax assets
(liability)                 $14,218      $(1,606)       $4,486        $1,090
========================= ============ ============= ============= ============

  Our valuation allowance increased by $8,328,000 in 1998 and related primarily to a capital loss carryforward. The valuation allowances at February 28, 1998 and March 1, 1997 reflect amounts for foreign tax credits, general business tax credits, net operating loss carryforwards and capital loss carryforwards.

11. INVESTMENT IN AFFILIATED COMPANIES

  We were party to a 1985 joint venture agreement with our 50% partner (JV Partner), forming Marcon Coatings, Inc. and its subsidiary, Viratec Thin Films, Inc. (Marcon/Viratec). The joint venture operated glass coating facilities. In November 1995, the JV Partner commenced litigation against us alleging claims for damages and seeking to have the Court order us to sell our 50% interest in the joint venture to the JV Partner. We filed counterclaims seeking to have the JV Partner's 50% interest sold to us. In March 1996, the Court ordered the JV Partner to sell the shares of stock representing its 50% interest in Marcon/Viratec to us upon payment of fair value for the shares as determined by the Court, or as agreed to by us and the JV Partner. In January 1997, we agreed to a comprehensive settlement of all claims and completed our purchase of the joint venture businesses from the JV Partner. We paid $41 million to the JV Partner for its 50% interest in the businesses and certain leased assets. Both parties agreed to irrevocably release each other from all outstanding claims related to the litigation, other than certain trade accounts payable in the ordinary course of business.

  Reflecting the March 1996 Court order, Marcon/Viratec's assets, liabilities and results of operations were included in Apogee's consolidated financial statements beginning in 1997. Through 1996, our 50% ownership investment in Marcon/Viratec was accounted for using the equity method. Our equity in Marcon/Viratec's net earnings for 1996 is included in the accompanying Consolidated Results of Operations. A summary of assets, liabilities and results of operations for Marcon/Viratec for 1996 is presented below:

(In thousands)                    1996
----------------------------- ------------
Current assets                 $ 11,950
Noncurrent assets                23,444
Current liabilities              19,098
Noncurrent liabilities            8,602
Net sales                        46,297
Gross profit                      8,981
Net earnings                      1,183
----------------------------- ------------

12. EMPLOYEE BENEFIT PLANS

  We maintain a qualified defined contribution pension plan that covers substantially all full-time, non-union employees. Contributions to the Plan are based on a percentage of employees' base earnings. We deposit pension costs with the trustee annually. All pension costs were fully funded or accrued as of year end. Contributions to the Plan were $4,344,000, $4,023,000 and $3,687,000 in 1998, 1997 and 1996, respectively.

  We also maintain a 401(k) savings plan, which allows employees to contribute 1% to 13% of their compensation. Apogee matches 30% of the first 6% of the employee contributions. Our contributions to the Plan were $1,958,000, $1,805,000 and $1,495,000 in 1998, 1997 and 1996, respectively.

13. ACQUISITIONS AND DIVESTITURES

  In 1998, our AutoGlass Segment purchased the assets of 10 retail auto glass stores in four separate transactions. The aggregate purchase price of the acquisitions was $0.8 million, including $0.2 million recorded as goodwill.

  In 1997, as indicated in Note 11, we purchased our joint venture partner's 50% interest in Marcon Coatings, Inc. and its subsidiary, Viratec Thin Films, Inc. and certain leased assets. The aggregate purchase price, net of cash acquired, was $40.2 million. Liabilities of $11.8 million were assumed. The purchase price exceeded the fair value of net assets acquired by $34.5 million, which was recorded as goodwill and is being amortized over 40 years.

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

  No liabilities were assumed in the 1996 transaction. All of the above transactions were accounted for by the purchase method. Accordingly, our consolidated financial statements include the net assets and results of operations from the dates of acquisition.

  In 1996, we sold selected assets and liabilities of the Nanik Window Coverings unit (Nanik) for $17.6 million, realizing a $4.2 million gain included in "Other expense, net" in the accompanying Consolidated Results of Operations. Nanik accounted for less than 4% of consolidated net sales in 1996.

14. LEASES

  As of February 28, 1998, we were obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

FISCAL YEAR                           (In thousands)
------------------------------------ ----------------
1999                                        $ 12,593
2000                                           9,950
2001                                           6,696
2002                                           4,688
2003                                           3,489
Thereafter                                     5,142
------------------------------------ ----------------
     Total minimum payments                 $ 42,558
==================================== ================

  Total rental expense was $27,484,000, $23,551,000 and $22,155,000 in 1998,
1997 and 1996, respectively.

15. COMMITMENTS AND CONTINGENT LIABILITIES

  We have ongoing letters of credit related to our risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which we are obligated as of February 28, 1998 was approximately $ 16,328,000. We have entered into a number of noncompete agreements. As of February 28, 1998, we were committed to make future payments of $3,613,000 under such agreements.

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

16. FAIR VALUE DISCLOSURES

  Estimated fair values of our financial instruments at February 28, 1998 and March 1, 1997 are as follows:

                                 CARRYING AMOUNT    ESTIMATED FAIR VALUE
(In thousands)                   1998       1997      1998       1997
------------------------------ ---------- --------- ---------- ----------
Long-term debt including
     current installments       $153,646  $129,347   $153,629   $129,305
Interest rate swap
     agreements in a net              --        --        648         93
     payable position
============================== ========== ========= ========== ==========

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

17. EARNINGS PER SHARE

  The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

(In thousands)                     1998         1997        1996
-------------------------------- ----------- ----------- -----------
Basic earnings per share -
      weighted common
shares                               27,795      27,384      26,975
    outstanding
  Weighted common shares
  assumed                                --         673         283
    upon exercise of stock
  option
-------------------------------- ----------- ----------- -----------
  Diluted earnings per share -
     weighted common shares
  and
     common shares equivalent        27,795      28,057      27,258
     outstanding
================================ =========== =========== ===========

18. QUARTERLY DATA (UNAUDITED)

(Dollar amounts in thousands, except per share data)

NET SALES
QUARTER                          1998        1997       1996
------------------------------ ---------- ----------- ----------
First                           $223,851    $228,608   $219,032
Second                           246,015     253,154    222,186
Third                            235,021     228,781    215,487
Fourth                           207,944     240,234    214,442
------------------------------ ---------- ----------- ----------
     Total                      $912,831    $950,777   $871,147
------------------------------ ---------- ----------- ----------
GROSS PROFIT
QUARTER                          1998        1997       1996
------------------------------ ---------- ----------- ----------
First                           $ 46,889    $ 36,387   $ 31,925
Second                            60,435      42,316     31,824
Third                             51,638      40,117     28,264
Fourth                            20,439      32,981     26,510
------------------------------ ---------- ----------- ----------
     Total                      $179,401    $151,801   $118,523
------------------------------ ---------- ----------- ----------
NET EARNINGS (LOSS)
QUARTER                          1998        1997       1996
------------------------------ ---------- ----------- ----------
First                           $  6,774    $  4,976   $  3,481
Second                             9,657       7,980      5,646
Third                            (10,435)      7,602      5,172
Fourth                           (57,051)      5,662      3,536
------------------------------ ---------- ----------- ----------
     Total                     $ (51,055)   $ 26,220   $ 17,835
------------------------------ ---------- ----------- ----------
EARNINGS  (LOSS) PER SHARE
BASIC*
QUARTER                          1998        1997       1996
------------------------------ ---------- ----------- ----------
First                           $   0.24   $   0.18    $   0.13
Second                              0.35       0.29        0.21
Third                              (0.37)      0.28        0.19
Fourth                             (2.06)      0.20        0.13
------------------------------ ---------- ----------- ----------
     Total                     $   (1.84)  $   0.96    $   0.66
------------------------------ ---------- ----------- ----------
EARNINGS  (LOSS) PER SHARE
DILUTED*
QUARTER                          1998        1997       1996
------------------------------ ---------- ----------- ----------
First                           $   0.24   $   0.18    $   0.13
Second                              0.34       0.28        0.21
Third                              (0.37)      0.27        0.19
Fourth                             (2.06)      0.20        0.13
------------------------------ ---------- ----------- ----------
     Total                     $   (1.84)  $   0.93    $   0.65
------------------------------ ---------- ----------- ----------

*Per share data adjusted to reflect the fiscal 1997 stock dividend.

19. BUSINESS SEGMENTS DATA

(In thousands)
NET SALES                                1998       1997        1996
-------------------------------------------------------------------------
Glass technologies                      $227,203   $192,827   $150,457
Auto glass                               347,191    307,935    273,133
Building products & services             348,892    460,714    462,102
Intersegment elimination
                                         (10,455)   (10,699)   (14,545)
-------------------------------------------------------------------------
     Net sales                          $912,831   $950,777   $871,147
-------------------------------------------------------------------------

OPERATING INCOME (LOSS)                 1998        1997        1996
-------------------------------------------------------------------------
Glass technologies                      $ 27,330   $ 19,908   $ 16,431
Auto glass                                15,046     20,149     18,069
Building products & services             (96,433)     5,557
                                                                (2,073)
Corporate and other                       (1,210)       882         30
-------------------------------------------------------------------------
Operating income (loss)                 $(55,267)   $46,496    $32,457
-------------------------------------------------------------------------

IDENTIFIABLE ASSETS                     1998       1997         1996
-------------------------------------------------------------------------
Glass technologies                      $150,044   $132,005   $ 67,606
Auto glass                               127,950    123,804    108,342
Building products & services             110,468    199,050    172,019
Corporate and other                       75,659     46,105     38,169
-------------------------------------------------------------------------
Total                                   $464,121   $500,964   $386,136
-------------------------------------------------------------------------

CAPITAL EXPENDITURES                       1998       1997      1996
-------------------------------------------------------------------------
Glass technologies                       $19,737    $16,972    $ 4,171
Auto glass                                11,955     15,340     12,954
Building products & services               4,770      3,194      5,096
Corporate and other                        1,752        107        394
-------------------------------------------------------------------------
Total                                    $38,214    $35,613    $22,615
-------------------------------------------------------------------------

DEPRECIATION & AMORTIZATION                1998       1997       1996
-------------------------------------------------------------------------
Glass technologies                      $ 10,581    $ 7,810    $ 3,700
Auto glass                                 9,038      7,036      6,522
Building products & services               4,121      5,406      6,146
Corporate and other                          250        206        160
-------------------------------------------------------------------------
Total                                    $23,990    $20,458    $16,528
-------------------------------------------------------------------------

  Apogee's Building Products & Services segment has subsidiaries in Europe and Asia. During 1998, 1997 and 1996, these foreign operations had net sales of $29,834,000, $120,318,000 and $114,305,000, respectively. Foreign operating losses for 1998, 1997 and 1996 were $115,709,000, $5,716,000 and $1,983,000, respectively. At February 28, 1998, March 1, 1997 and March 2, 1996, identifiable assets of the foreign subsidiaries totaled $11,417,000, $86,866,000 and $58,753,000, respectively. Foreign currency transaction gains or losses included in net earnings for 1997 and 1996 were immaterial. Foreign currency transaction losses for fiscal 1998 were $3.4 million.

  Apogee's export net sales are less than 10% of consolidated net sales. No single customer, including government agencies, accounts for 10% or more of consolidated net sales. Segment operating income (loss) is net sales less cost of sales and operating expenses. Operating income does not include provision for interest expense or income taxes. "Corporate and other" includes miscellaneous corporate activity not allocable to business segments.

                                                                     SCHEDULE II

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

                       Valuation and Quantifying Accounts
                                 (In thousands)

                                     Balance at      Charged to       Deductions       Balance at
                                    beginning of      costs and     from reserves        end of
                                       period         expenses           (1)             period
                                   ---------------  --------------  ---------------  -------------
For the year ended February 28, 1998:
  Allowance for
Doubtful receivables                   $7,297          $1,428           $1,774           $6,951
                                   ===============  ==============  ===============  =============

For the year ended March 1, 1997:
  Allowance for
  Doubtful receivables                 $6,772          $2,917           $2,392           $7,297
                                   ===============  ==============  ===============  =============

For the year ended March 2, 1996:
  Allowance for
  Doubtful receivables                 $8,658          $1,983           $3,869           $6,772
                                   ===============  ==============  ===============  =============

(1)  Net of recoveries