Form 10-Q
period 1998-05-30
APOGEE ENTERPRISES INC
filed 1998-07-14
CIK 6845

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

          For Quarter Ended May 30, 1998 Commission File Number 0-6365

                            APOGEE ENTERPRISES, INC.
                            ------------------------
               (Exact Name of Registrant as Specified in Charter)

                    Minnesota                 41-0919654
                    ---------                 ----------
            (State of Incorporation)     (IRS Employer ID No.)


       7900 Xerxes Avenue South, Suite 1800, Minneapolis, Minnesota 55431
       ------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                  Registrant's Telephone Number (612) 835-1874


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


           Class                              Outstanding at June 30, 1998
---------------------------------              ----------------------------
Common Stock, $.33 1/3  Par Value                       27,583,435

                            APOGEE ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED MAY 30, 1998



          Description                                                     Page
          -----------                                                     ----

PART I
------

Item 1.   Financial Statements

          Consolidated Balance Sheets as of May 30, 1998
            and February 28, 1998                                          3

          Consolidated Results of Operations for the
            Quarters Ended May 30, 1998 and May 31, 1997                   4

          Consolidated Statements of Cash Flows for the
            Quarters Ended May 30, 1998 and May 31, 1997                   5

          Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  7-11

PART II   Other Information
-------

Item 5.   Other Information                                               12

Item 6.   Exhibits and Reports on Form 8-K                                12
          Exhibits Index                                                  14

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)


                                                               May 30, 1998  February 28, 1998
                                                               ------------  -----------------
ASSETS
Current assets
  Cash and cash equivalents (including restricted funds of
    $-0- and $208, respectively)                                  $  11,701       $   7,853
  Receivables, net of allowance for doubtful accounts               148,823         145,121
  Inventories                                                        63,908          64,183
  Costs and earnings in excess of billings on uncompleted
    contracts                                                         8,939           6,796
  Refundable income taxes                                             6,573          16,533
  Deferred tax assets                                                12,955          14,218
  Other current assets                                                5,968           7,540
                                                                  ---------       ---------
    Total current assets                                            258,867         262,244
                                                                  ---------       ---------

Property, plant and equipment, net                                  132,954         129,937
Marketable securities - available for sale                           26,738          18,706
Investments                                                             609             709
Intangible assets, at cost less accumulated amortization             57,061          50,500
Other assets                                                          2,026           2,025
                                                                  ---------       ---------
    Total assets                                                  $ 478,255       $ 464,121
                                                                  =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                $  59,573       $  44,055
  Accrued expenses                                                  101,033         108,893
  Billings in excess of costs and earnings on uncompleted
    contracts                                                        24,572          23,141
  Current installments of long-term debt                              1,279           1,679
                                                                  ---------       ---------
    Total current liabilities                                       186,457         177,768
                                                                  ---------       ---------

Long-term debt                                                      153,838         151,967
Other long-term liabilities                                          24,481          24,785

Shareholders' equity
  Common stock, $.33 1/3  par value; authorized 50,000,000
    shares; issued and outstanding 27,621,000 and 27,453,000
    shares, respectively                                              9,207           9,151
  Additional paid-in capital                                         40,969          38,983
  Retained earnings                                                  64,294          61,899
  Unearned  compensation                                             (1,188)           (686)
  Net unrealized gain on marketable securities                          197             254
                                                                  ---------       ---------
    Total shareholders' equity                                      113,479         109,601
                                                                  ---------       ---------
    Total liabilities and shareholders' equity                    $ 478,255       $ 464,121
                                                                  =========       =========

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
              FOR THE QUARTERS ENDED MAY 30, 1998 AND MAY 31, 1997
            (Thousands of Dollars Except Share and Per Share Amounts)

                                                                Quarter Ended
                                                          May 30, 1998  May 31, 1997
                                                          ------------  ------------
Net sales                                                   $233,127      $223,851

Cost of sales                                                187,804       176,962
                                                            --------      --------

    Gross profit                                              45,323        46,889

Selling, general and administrative expenses                  36,045        32,353
Provision for restructuring and other unusual items             --           1,208
                                                            --------      --------

    Operating income                                           9,278        13,328

Interest expense, net                                          2,646         2,304
                                                            --------      --------

    Earnings before income taxes and other items below         6,632        11,024

Income taxes                                                   2,454         4,000
Equity in net loss of affiliated companies                       300           250
                                                            --------      --------

    Net earnings                                            $  3,878      $  6,774
                                                            ========      ========


Earnings per share-Basic                                    $   0.14      $   0.24
                                                            ========      ========
Earnings per share-Diluted                                  $   0.14      $   0.24
                                                            ========      ========

Cash dividends per common share                             $  0.050      $  0.045
                                                            ========      ========

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE QUARTERS ENDED MAY 30, 1998 AND MAY 31, 1997
                             (Thousands of Dollars)

                                                                         1998            1997
                                                                       --------       --------
OPERATING ACTIVITIES
Net earnings                                                           $  3,878       $  6,774
Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                         6,958          5,766
    Provision for losses on accounts receivable                             639            408
    Deferred income tax (benefit) expense                                 1,263         (1,738)
    Equity in net earnings of affiliated companies                          300            250
    Other, net                                                               (1)         1,742
    Changes in operating assets and liabilities, net of effect of acquisitions
        Receivables                                                      (4,263)        (1,342)
        Inventories                                                         308         (3,970)
        Costs and earnings in excess of billings on uncompleted
           contracts                                                     (2,143)         8,443
        Other current assets                                              2,648            933
        Accounts payable and accrued expenses                             6,929        (10,145)
        Billings in excess of costs and earnings on uncompleted
          contracts                                                       1,431           (151)
        Refundable income taxes and accrued income taxes                  9,991          9,967
        Other long-term liabilities                                        (806)        (4,297)
                                                                       --------       --------
          Net cash provided by operating activities                      27,132         12,640
                                                                       --------       --------

INVESTING ACTIVITIES
Capital expenditures                                                     (9,483)        (8,356)
Acquisition of businesses, net of cash acquired                          (4,701)          (500)
Increase in marketable securities                                        (8,120)        (6,821)
Investments in and advances to affiliated companies                        (200)          (350)
Proceeds from sale of property and equipment                                 68             77
Other, net                                                                  (41)           (62)
                                                                       --------       --------
          Net cash used in investing activities                         (22,477)       (16,012)
                                                                       --------       --------


FINANCING ACTIVITIES
Payments on long-term debt                                                 (526)          (518)
Proceeds from issuance of long-term debt                                  1,997         13,257
Repurchase and retirement of common stock                                  (115)        (5,289)
Proceeds from issuance of common stock                                    2,056          2,825
Dividends paid                                                           (1,382)        (1,246)
Increase in deferred debt expense                                        (2,837)          --
                                                                       --------       --------
          Net cash (used in) provided by financing activities              (807)         9,029
                                                                       --------       --------
Increase in cash                                                          3,848          5,657
Cash at beginning of period                                               7,853          4,065
                                                                       --------       --------
Cash at end of period                                                  $ 11,701       $  9,722
                                                                       ========       ========

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 30, 1998 and May 31, 1997, and the results of operations and cash flows for each of the thirteen week periods ended May 30, 1998 and May 31, 1997. Certain prior year amounts have been reclassified to conform to the current period presentation.

         The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. The results of operations for the thirteen week periods ended May 30, 1998 and May 31, 1997 are not necessarily indicative of the results to be expected for the full year.

         During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." The adoption of FAS 130 had no effect on the consolidated financial statements.

         The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.       Earnings per share

         The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

                                                   May 30, 1998   May 31, 1997
                                                   ------------   ------------

         Basic earnings per share-weighted
         common shares outstanding
                                                    27,536,441     27,903,938
         Weighted common share assumed upon
         exercise of stock options
                                                       246,077        605,469
                                                    ----------     ----------
         Diluted earnings per share-weighted
         common shares and common shares
         equivalent outstanding
                                                    27,782,518     28,509,407
                                                    ==========     ==========

3.       Inventories

         Inventories consist of the following:

                                       May 30, 1998    February 28, 1998
                                       ------------    -----------------
         Raw materials and supplies       $19,835         $20,017
         In process                         4,452           4,749
         Finished goods                    39,621          39,417
                                          -------         -------

                                          $63,908         $64,183
                                          =======         =======

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SALES AND EARNINGS
------------------
Net sales were $233.1 million, a 4% increase over the $223.9 million reported a year ago. First quarter earnings fell 43% to $3.9 million, or 14 cents per share, from $6.8 million, or 24 cents per share, a year ago. Last year's net sales have been restated to reflect the deconsolidation of the Company's European curtainwall operations, reflecting our ceding of control over those entities.

The following table presents sales and operating income data for the Company's three segments and on a consolidated basis for the first quarter, when compared to the corresponding period a year ago. Operating results are discussed below.

                                      QUARTER ENDED
                                --------------------------
                                MAY 30, 1997  MAY 30, 1998  PERCENTAGE CHANGE
                                ============  ============  =================
NET SALES
Glass technologies               $ 52,045       $  54,539      5
Auto glass                         90,257          96,756      7
Building products & services     $ 83,792          84,184      -
Eliminations                       (2,243)         (2,352)     5
                                 --------       ---------
Total                            $223,851       $ 233,127      4
                                 ========       =========

OPERATING INCOME (LOSS)
Glass technologies               $  5,277       $   3,093    (41)
Auto glass                          6,345           4,913    (23)
Building products & services     $  1,734           1,091    (37)
Corporate and other                   (28)            181     NM
                                 --------       ---------
Total                            $ 13,328       $   9,278    (30)
                                 ========       =========

Glass Technologies (GT)
-----------------------
First quarter earnings decreased to $3.1 million compared to $5.3 million in the year-ago quarter. Net sales continued to improve increasing 5% over the prior period. Earnings dipped due to the temporary suspension of Viratec's Optium(TM) cathode ray tube (CRT) coating line in conjunction with its relocation from Minnesota to the West Coast, the effect of production expansion and softening in selected products due to the Asian Crisis.

Viracon, the segment's largest operating unit, produced another quarter of improved results, with earnings rising 26% on a sales gain of 13%. Customer demand for Viracon's high-performance architectural glass products remained strong. Despite its seasonally soft first quarter, the segment's Tru Vue unit recorded a net sales improvement.

GT's Viratec unit reported an operating loss for the quarter compared to operating income a year earlier. In addition to the suspension of the Optium coating line, GT's Viratec unit also was adversely affected by lower demand for its anti-glare filter and front-surface mirror products due to the economic slowdown in Asia.

GT continued to proceed with its announced capital expenditure program. The most significant projects were the construction of a new Viracon facility in Statesboro, Georgia, and the relocation of the Optium CRT coating line to a West Coast location, as noted above. The Optium coating line is expected to be operating by calendar year-end, while the Statesboro facility is anticipated to begin generating significant sales in the next fiscal year.

Auto Glass (AG)
---------------
AG continued its revenue improvements generating a net sales gain of 7% over the prior period. Earnings decreased from $6.3 million to $4.9 million due to increases in selling and administrative expenses. Such increases resulted from investments in information systems technology and an aggressive advertising campaign. These investments are expected to contribute to future earnings.

On May 29, 1998, the segment acquired an 80% interest in VIS'N Service Corporation (VIS'N), an insurance claims and policy processing outsource company headquartered in Red Wing, Minnesota. This acquisition will expand the segment's capabilities to outsource insurance claims and policy processing beyond its traditional auto glass market.

During the quarter, AG began to see additional sales as insurance companies adjusted their allocations of business in response to a merger of two industry participants. The segment also continued to proceed with efforts to improve productivity for its auto glass repair and replacement operations.

At the close of the first quarter, AG had 346 retail locations, 73 wholesale depots and 8 Midas Muffler franchises.

Building Products & Services (BPS)
----------------------------------
The Building Products & Services segment (BPS) earned $1.1 million in the first quarter of fiscal 1999 compared to an operating profit of $1.7 million in the comparable period a year ago. Net sales were flat compared to last year, which have been restated to reflect the deconsolidation of European curtainwall operations. Last year's results benefited from the completion of one significant curtainwall project in the first quarter.

For the quarter, domestic curtainwall operations reported breakeven results on an anticipated net sales decline of 28%. The Detention/Security group reported flat net sales and breakeven results for the period due to losses from a start-up operation. The segment's Architectural Products and Full Service units reported solid profits on improved net sales.

The exit from European curtainwall operations remained on track, and the Asian curtainwall unit had nearly completed the remaining projects in its backlog. All of the segment's Asian projects are expected to be substantially complete by the end of the second quarter.


Backlog
-------
At May 30, 1998, Apogee's consolidated backlog was $312 million, up slightly from February 28, 1998. The backlogs of BPS's operations represented over 80% of Apogee's consolidated backlog. The domestic curtainwall backlog stood at $96 million. The Asian curtainwall backlog declined to $5 million as the remaining projects neared completion. GT's Viracon operation reported a solid backlog of orders for its architectural glass products and Viratec Thin Films' backlog more than doubled from last fiscal year-end, primarily due to orders of Optium coated products.

Consolidated
------------
The following table compares first quarter results with year-ago results, as a percentage of sales, for each caption.

                                                      Percentage of Net Sales
                                                      -----------------------
                                                         1998        1999
                                                         -----       -----
  Net sales                                              100.0       100.0
  Cost of sales                                           79.1        80.6
                                                         -----       -----
      Gross profit                                        20.9        19.4
  Selling, general and administrative expenses            14.5        15.5
  Provision for restructuring and other unusual items      0.5           -
                                                         -----       -----
      Operating income                                     6.0         4.0
  Interest expense, net                                    1.0         1.1
                                                         -----       -----
      Earnings before taxes                                4.9         2.8
  Income taxes                                             1.8         1.1
  Equity in net loss of affiliated companies               0.1         0.1
                                                         -----       -----
      Net earnings                                         3.0         1.7
                                                         =====       =====

  Effective tax rate                                      37.0%      36.3%

On a consolidated basis, cost of sales, as a percentage of net sales, rose slightly. The primary factors underlying this increase were the effect of the planned suspension of the Optium cathode ray tube (CRT) coating line and the absence of significant margin recognized upon the completion of one large curtainwall project included in last year's first quarter results. These items were partly offset by productivity gains at AG, Viracon and BPS's Architectural Products unit, and a continuation of a change in sales mix reflecting higher GT and AG revenues and lower curtainwall revenues.

Selling, general and administrative (SG&A) expenses rose by $3.7 million, or 11%. The rise included increased investment in information systems technology, and higher employee and advertising costs. Interest expense rose over last year primarily due to higher borrowing levels. The effective income tax rate of 37.0% was up slightly from 36.3% a year ago.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Financial Condition
-------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES
Operating activities produced $27.1 million in cash flow for the quarter. That figure reflected the combination of net earnings, noncash charges and a $15.9 million reduction in working capital, excluding cash. At quarter end, the Company's working capital stood at $72.4 million. The primary factors underlying the reduction in working capital were the receipt of approximately $9.6 million in refundable income taxes and an increase in accounts payable.
Offsetting these items were increases in accounts receivable and in costs in excess of billings on uncompleted contracts.

NET CASH PROVIDED BY FINANCING ACTIVITIES
Bank borrowings stood at $152.5 million at May 30, 1998, slightly higher than the $150.5 million outstanding at February 28, 1998. The nominal additional borrowings reflected normal working capital variations. Cash provided by operating activities was sufficient to finance the period's investing activities and cash dividend requirements. At May 30, 1998, long-term debt stood at 58% of total capitalization.

In May 1998, the Company obtained a five-year, committed secured credit facility in the amount of $275 million. This new credit facility requires Apogee to maintain minimum levels of net worth and certain financial ratios, and is collateralized by the Company's receivables, inventory, equipment and intangibles. This facility replaced a $150 million five-year, multi-currency committed credit facility which had been obtained in May 1996.

The Company anticipates bank borrowings to increase over the next few quarters as capital spending for productive capacity increases and working capital requirements are expected to exceed the Company's cash flow from operating activities.

NET CASH USED IN INVESTING ACTIVITIES
Additions to property, plant and equipment during the quarter totaled approximately $9.5 million. Major items included expenditures for the GT expansion activities noted above as well as expenditures on information systems projects throughout the Company. Capital expenditures are expected to increase primarily due to capacity additions at the Company's new Statesboro, Georgia facility and other capacity expansions in GT. The AG segment completed the VIS'N Service Corporation acquisition and one acquisition of retail auto glass replacement stores for a total of $4.7 million.

Cash increased $3.8 million for the quarter.

Shareholders' Equity
--------------------
At May 30, 1998, Apogee's shareholders' equity stood at $113.5 million. Book value per share was $4.11, up from $3.99 per share at February 28, 1998, with outstanding common shares increasing nominally during the period. Net earnings and proceeds from common stock issued in connection with our stock-based compensation plans accounted for the increase, slightly offset by dividends paid.

Impact of Year 2000
-------------------
We are reviewing the potential impact of the "Year 2000" date change which involves the inability of certain software and systems to properly recognize and process date information relating to the Year 2000. We have assigned a team to evaluate the nature and extent of the work required to make our systems, products and infrastructure Year 2000 compliant. A number of existing systems projects are either underway or under review within our various business units to incorporate Year 2000 compliance, the cost of which has not been determined. We continue to evaluate the estimated costs associated with our efforts to ensure that our systems, products and infrastructure are Year 2000 compliant. While these on-going efforts will involve additional costs, we believe, based on available information, that we are and will continue to effectively manage our Year 2000 transition without any material adverse effect on our business, results of operations or financial condition.

CAUTIONARY STATEMENT
--------------------
A number of factors should be considered in conjunction with any discussion of operations or results by the Company or its representatives and any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

These factors are set forth in the cautionary statements filed as Exhibit 99 to the Company's Form 10-K and include, without limitation, cautionary statements regarding changes in economic and market conditions, factors related to competitive pricing, commercial building market conditions, management of growth or restructuring of business units, expected cost savings from restructurings cannot be fully realized or realized within the expected timeframe, net sales following restructurings are lower than expected, costs or difficulties related to the operation of the businesses or execution of restructurings or exit activities are greater than expected, the impact of foreign currency markets, the integration of acquisitions, and the realization of expected economies gained through expansion and information systems technology. The Company wishes to caution investors and others to review the statements set forth in Exhibit 99 and that other factors may prove to be important in affecting the Company's business or results of operations. These cautionary statements should be considered in connection with this Form 10-Q, including the forward looking statements contained in the Management's discussion and analysis of the Company's three business segments. These cautionary statements are intended to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                                     PART II

                                OTHER INFORMATION


ITEM 5. - Other Information

Pursuant to the Company's By-laws, as amended to date, shareholders desiring to nominate candidates for election as directors or to make proposals for consideration by the shareholders at the Company's regularly scheduled annual meeting of shareholders must notify the Company in the manner set forth in the Company's By-laws at least 120 days prior to the date that is one year after the prior year's regular meeting. Therefore, shareholders would be required to submit any such nominations or proposals to the Company on or before February 23, 1999 to be considered at the Company's 1999 Annual Meeting of Shareholders.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:
     Exhibit (3B).   Amended and Restated By-Laws of Apogee Enterprises, Inc.
     Exhibit (27).   Financial Data Schedule (EDGAR filing only)
     Exhibit (27.1). Restated Financial Data Schedule (EDGAR filing only)


(b) Registrant filed a Current Report on Form 8-K, dated April 9, 1998, providing information on fourth quarter and full-year results for the Company's fiscal year ended February 28, 1998.

                                                                  CONFORMED COPY



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         APOGEE ENTERPRISES, INC.


Date: July  14, 1998                     Russell Huffer
                                         --------------
                                         Russell Huffer
                                         Chief Executive Officer and President


Date: July 14, 1998                      Robert G. Barbieri
                                         ------------------
                                         Robert G. Barbieri
                                         Vice President Finance and
                                          Chief Financial Officer

EXHIBITS INDEX

Exhibit
-------
Exhibit 3B     Amended and Restated By-Laws of Apogee Enterprises, Inc.
Exhibit 27     Financial Data Schedule (EDGAR filing only)
Exhibit 27.1   Restated Financial Data Schedule (EDGAR filing only)