Form 10-Q
period 1998-08-29
APOGEE ENTERPRISES INC
filed 1998-10-13
CIK 6845

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

         For Quarter Ended August 29, 1998 Commission File Number 0-6365

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


               Class                       Outstanding at September 30, 1998
     --------------------------------      ---------------------------------
     Common Stock, $.33-1/3 Par Value                27,649,372

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED AUGUST 29, 1998


          Description                                               Page
          -----------                                               ----

PART I

Item 1.   Financial Statements

          Consolidated Balance Sheets as of August 29, 1998
            and February 28, 1998                                        3

          Consolidated Results of Operations for the
            Three Months and Six Months Ended
            August 29, 1998 and August 30, 1997                          4

          Consolidated Statements of Cash Flows for
            the Six Months Ended August 29, 1998 and
           August 30, 1997                                               5

          Notes to Consolidated Financial Statements                     6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations             7-11

PART II   Other Information

Item 4    Submission of Matters to a Vote of Security Holders           12

Item 6.   Exhibits and Reports on Form 8-K                              12
          Exhibit Index                                                 14
          Exhibit 27 Financial Data Schedule  (EDGAR filing only)
          Exhibit 27.1 Restated Financial Data Schedule  (EDGAR filing only)

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                               August 29,   February 28,
                                                                 1998          1998
                                                               ----------------------
ASSETS

Current assets
  Cash and cash equivalents                                    $   9,755    $   7,853
  Receivables, net of allowance for doubtful accounts            166,759      145,121
  Inventories                                                     67,424       64,183
  Costs and earnings in excess of billings on uncompleted
    contracts                                                     11,483        6,796
  Refundable income taxes                                          6,093       16,533
  Deferred tax assets                                             11,854       14,218
  Other current assets                                             5,730        7,540
                                                               ---------    ---------
    Total current assets                                         279,098      262,244
                                                               ---------    ---------

Property, plant and equipment, net                               150,487      129,937
Marketable securities - available for sale                        19,143       18,706
Investments                                                          536          709
Intangible assets, at cost less accumulated amortization          55,231       50,500
Other assets                                                       2,249        2,025
                                                               ---------    ---------
    Total assets                                               $ 506,744    $ 464,121
                                                               =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                             $  52,016    $  44,055
  Accrued expenses                                                95,700      108,893
  Billings in excess of costs and earnings on uncompleted
    contracts                                                     43,859       23,141
  Current installments of long-term debt                           1,279        1,679
                                                               ---------    ---------
    Total current liabilities                                    192,854      177,768
                                                               ---------    ---------

Long-term debt                                                   162,024      151,967
Other long-term liabilities                                       29,825       24,785
Minority interest                                                    210

Shareholders' equity
  Common stock, $.33 1/3  par value; authorized 50,000,000
    shares; issued and outstanding 27,608,000 and 27,453,000
    shares, respectively                                           9,203        9,151
  Additional paid-in capital                                      41,874       38,983
  Retained earnings                                               71,439       61,899
  Unearned compensation                                             (961)        (686)
  Net unrealized gain on marketable securities                       276          254
                                                               ---------    ---------
    Total shareholders' equity                                   121,831      109,601
                                                               ---------    ---------
    Total liabilities and shareholders' equity                 $ 506,744    $ 464,121
                                                               =========    =========

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                       AUGUST 29, 1998 AND AUGUST 30, 1997
            (Thousands of Dollars Except Share and Per Share Amounts)


                                     Three Months Ended       Six Months Ended
                                   -----------------------  ----------------------
                                   August 29,   August 30,  August 29,   August 30,
                                     1998         1997        1998        1997
                                   ---------    ---------   ---------   ----------

Net Sales                          $ 250,903    $ 246,015   $ 484,030    $ 469,866

Cost of sales                        196,448      185,580     384,252      362,542
                                   ---------    ---------   ---------    ---------

    Gross profit                      54,455       60,435      99,778      107,324

Selling, general and
  administrative expenses             36,814       32,221      72,859       64,574
Unusual items                           --         11,583        --         12,791
                                   ---------    ---------   ---------    ---------

    Operating income                  17,641       16,631      26,919       29,959

Interest expense, net                  2,499        1,755       5,145        4,059
                                   ---------    ---------   ---------    ---------
    Earnings before income taxes
      and other items below           15,142       14,876      21,774       25,900

Income taxes                           5,602        5,065       8,056        9,065
Equity in net loss of affiliated
  companies                              448          154         748          404
Minority interest                        (63)        --           (63)        --
                                   ---------    ---------   ---------    ---------

    Net earnings                   $   9,155    $   9,657   $  13,033    $  16,431
                                   =========    =========   =========    =========

Earnings per share-Basic           $    0.33    $    0.35   $    0.47    $    0.59
                                   =========    =========   =========    =========
Earnings per share-Diluted         $    0.33    $    0.34   $    0.47    $    0.58
                                   =========    =========   =========    =========

Cash dividends per common share    $   0.050    $   0.045   $   0.100    $    .090
                                   =========    =========   =========   ==========


See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED AUGUST 29, 1998 AND AUGUST 30, 1997
                             (Thousands of Dollars)

                                                                      1998        1997
                                                                    --------    --------
OPERATING ACTIVITIES
Net earnings                                                        $ 13,033    $ 16,431
Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                     13,452      11,890
    Provision for losses on accounts receivable                        1,074         353
    Deferred income tax (benefit) expense                              6,864        (551)
    Equity in net loss of affiliated companies                           748         404
    Minority interest                                                    (63)         --
    Other, net                                                           105       1,595
                                                                    --------    --------
         Cash flow before changes in operating assets and
            liabilities                                               35,213      30,122
    Changes in operating assets and liabilities, net of effect of acquisitions
        Receivables                                                  (22,173)     17,353
        Inventories                                                   (3,200)     (5,102)
        Costs and earnings in excess of billings on uncompleted
           contracts                                                  (4,687)      6,377
        Other current assets                                           1,865       2,512
        Accounts payable and accrued expenses                         (6,556)    (10,514)
        Billings in excess of costs and earnings on uncompleted
          contracts                                                   20,718      (3,971)
        Refundable income taxes and accrued income taxes              11,152          --
        Accrued income taxes                                              --       7,451
        Other long-term liabilities                                      265      (2,663)
                                                                    --------    --------
          Net cash provided by operating activities                   32,597      41,565
                                                                    --------    --------

INVESTING ACTIVITIES
Capital expenditures                                                 (32,906)    (18,218)
Acquisition of businesses, net of cash acquired                       (3,335)       (500)
Increase in marketable securities                                       (403)     (8,405)
Investments in and advance to affiliated companies                      (575)         --
Proceeds from sale of property and equipment                             192         108
Other, net                                                                34      (1,578)
                                                                    --------    --------
          Net cash used in investing activities                      (36,993)    (28,593)
                                                                    --------    --------

FINANCING ACTIVITIES
Payments on long-term debt                                              (840)     (2,493)
Proceeds from issuance of long-term debt                              10,497          --
Repurchase and retirement of common stock                               (830)     (7,017)
Proceeds from issuance of common stock                                 2,332       3,517
Dividends paid                                                        (2,763)     (2,497)
Increase in deferred debt expenses                                    (2,098)         --
                                                                    --------    --------
          Net cash provided by (used in) financing activities          6,298      (8,490)
                                                                    --------    --------
Increase in cash                                                       1,902       4,482
Cash at beginning of period                                            7,853       4,065
                                                                    --------    --------
Cash at end of period                                               $  9,755    $  8,547
                                                                    ========    ========

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 29, 1998 and August 30, 1997, the results of operations for the three months and six months ended August 29, 1998 and August 30, 1997 and cash flows for the six months ended August 29, 1998 and August 30, 1997. Certain prior year amounts have been reclassified to conform to the current period presentation.

     The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 1998. The results of operations for the three months and six months ended August 29, 1998 and August 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.   Earnings per share
     ------------------

     The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

                                   Three Months Ended      Six Months Ended
                                -----------------------  ----------------------
                                August 29,   August 30,  August 29,  August 30,
                                   1998         1997       1998        1997
                                ----------   ----------  ----------  ----------

     Basic earnings per
        share-weighted common
        shares outstanding      27,594,620   27,764,591  27,565,531  27,834,265
     Weighted common share
        assumed upon exercise
        of stock options           217,551      676,527     231,813     640,998
                                ----------   ----------  ----------  ----------
     Diluted earnings per
        share-weighted common
        shares and common
        shares equivalent
        outstanding             27,812,171   28,441,118  27,797,344  28,475,263
                                ==========   ==========  ==========  ==========

3.   Inventories
     -----------

     Inventories consist of the following:

                                 August 29, 1998     February 28, 1998
                                 ---------------     -----------------
     Raw materials and supplies        $19,678              $20,017
     In process                          3,915                4,749
     Finished goods                     43,831               39,417
                                 -------------       ---------------

                                       $67,424              $64,183
                                 =============       ===============

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     SALES AND EARNINGS
     ------------------

     Second quarter net earnings of $9.2 million, or 33 cents per share diluted, were 5% lower than last year's $9.7 million, or 34 cents per share diluted. Revenues for the quarter were 2% higher than a year ago at $250.9 million. Operating income increased 6% to $17.6 million from $16.6 million in last year's second quarter, which included $11.6 million in operating losses related to Building Products & Services' exited European curtainwall operations. Overall, the increase in Apogee's operating income was led by an improvement in Building Products & Services, which more than offset decreases in Glass Technologies and Auto Glass.

     Year-to-date net earnings fell 21% to $13.0 million, or 47 cents per share diluted, from $16.4 million, or 58 cents per share diluted, in the prior year. Revenues for the first six months increased 3%, to $484.0 million, compared to $469.9 million a year ago.

     The following table presents the percentage change in net sales and operating income for the Company's three segments and on a consolidated basis, for three and six months when compared to the corresponding periods a year ago.

                                      Three Months Ended                Six Months Ended
                               --------------------------------   --------------------------------
                               August 29,   August 30,      %      August 29,  August 30,      %
(Dollars in thousands)            1998        1997         Chg       1998        1997         Chg
                               --------------------------------   --------------------------------
NET SALES
Glass Technologies             $  50,326    $  58,005      (13)   $ 104,865    $ 110,050       (5)
Auto  Glass                      109,047       97,296       12      205,803      187,553       10
Building Products & Services      94,592       93,407        1      178,776      177,199        1
Intersegment Eliminations         (3,062)      (2,693)      14       (5,414)      (4,936)      10
                               ---------    ---------    -----    ---------    ---------    -----
Total                          $ 250,903    $ 246,015        2    $ 484,030    $ 469,866        3
                               =========    =========    =====    =========    =========    =====

OPERATING INCOME
Glass Technologies             $   2,767    $   7,907      (65)   $   5,860    $  13,184      (56)
Auto Glass                         9,825       11,417      (14)      14,738       17,762      (17)
Building Products & Services       5,630       (2,374)      NM        6,721         (640)      NM
Corporate and Other                 (581)        (319)      82         (400)        (347)      15
                               ---------    ---------    -----    ---------    ---------    -----
Total                          $  17,641    $  16,631        6    $  26,919    $  29,959      (10)
                               =========    =========    =====    =========    =========    =====


     Glass Technologies (GT)
     -----------------------

     Sales at Glass Technologies decreased 13% to $50.3 million in the second quarter, while operating income fell 65% to $2.8 million from last year's strong $7.9 million. The segment's results were primarily affected by the suspension of Viratec's Optium CRT coating line, which has been relocated to Southern California and is presently going through testing and limited production runs; and temporary issues related to capacity limitations at Viracon that slowed production and caused additional costs during June and July. The segment's results were also affected by lower demand for Viratec's anti-glare filter and front-surface mirror products due to the economic slowdown in Asia.

     Viracon, the segment's largest operating unit, reported lower net sales and earnings for the period compared to last year's strong second quarter. These results were due primarily to the factors noted above. By the end of the quarter, Viracon was running more efficiently than earlier in the period despite its continuing capacity limitations. Construction of Viracon's new Statesboro, Georgia facility remained on schedule. Modest production from temporary operations used in the training of employees for the new facility is expected to help relieve capacity constraints at Viracon in future months. Customer demand for Viracon's high-performance architectural glass products remained strong.

     The combination of the suspension of the Optium line and the lower demand for Viratec's anti-glare filter and front-surface mirror products caused Viratec to report an operating loss for the quarter compared to solid operating earnings a year earlier. The Viratec unit's Optium CRT coating line went online in September and is expected to be fully operational by calendar year-end.

     Based on its backlog, strong demand for most of its products and the return to operation of Viratec's Optium CRT ray tube coating line, GT expects to report higher operating earnings over the last six months compared to the first half of fiscal 1999. However, for the fiscal year, GT will not match last year's record operating earnings.

     Auto Glass (AG)
     ---------------

     Sales increased 12% to $109.0 million at Auto Glass due to improved pricing and an increased store count at Harmon AutoGlass, as well as solid results at both Glass Depot and Curvlite. However, operating income decreased 14% to $9.8 million, compared to a year ago, due partly to investments in information technology systems and the continuation of the segment's retail advertising campaign.

     During the quarter, AG continued to obtain additional sales as insurance companies adjusted their allocations of business in response to the merger of AG's top two competitors. The segment also continued to proceed with efforts to improve productivity for its auto glass repair and replacement operations. For the first six months of fiscal 1999, same-location retail unit sales rose marginally. At the close of the second quarter, AG had 340 retail locations, 75 wholesale depots and 8 Midas Muffler franchises.

     On May 29, 1998, the segment acquired an 80% interest in VIS'N Service Corporation (VIS'N), an insurance claims and policy processing outsource company headquartered in Red Wing, Minnesota. This acquisition expanded the segment's capabilities to outsource insurance claims and policy processing beyond its traditional auto glass market.

     The segment expects to report year-over-year operating income improvement over the last half of fiscal 1999.

     Building Products & Services (BPS)
     ----------------------------------

     Second quarter operating income at Building Products & Services climbed to $5.6 million compared with an operating loss of $2.4 million in last year's second quarter. Sales were up slightly to $94.6 million from the year-ago quarter, which was restated to reflect the deconsolidation of the segment's European curtainwall operations. The quarter's results benefited from the impact of strategies employed last year in Building Products & Services -downsizing, exiting from the segment's international curtainwall operations, and adherence to profit disciplines.

     For the quarter, domestic curtainwall operations reported a solid operating profit on an anticipated net sales decline of 13%. The Detention/Security and Full Service groups both reported improved net sales and operating earnings for the period. The segment's Architectural Products reported slightly higher net sales, but its operating profit for the period fell short of last year's comparatively strong results.

     As of the end of the second fiscal quarter, the activities associated with the exit from European curtainwall operations remained on schedule, and the Asian curtainwall unit had substantially completed the remaining projects in its backlog. The segment expects each of its four remaining business units to be profitable for the fiscal year.

     Backlog
     -------
     On August 29, 1998, Apogee's consolidated backlog stood at $320 million, down 3% from the $328 million reported a year ago. The backlogs of BPS's operations represented 80% of Apogee's consolidated backlog. The most notable variances were the anticipated declines in BPS's New Construction unit's international backlogs, which were essentially offset by backlog increases at Viratec and BPS's domestic New Construction unit.


     Consolidated
     ------------

     The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.

                                                Three Months Ended  Six Months Ended
                                                ------------------  ----------------
                                                Aug. 29, Aug. 30,   Aug. 29, Aug. 30,
                                                   1998    1997       1998    1997
                                                  ------  -------   ------   -----
Net sales                                          100.0   100.0     100.0   100.0
Cost of sales                                       78.3    75.4      79.4    77.2
                                                   -----   -----     -----   -----
     Gross profit                                   21.7    24.6      20.6    22.8
Selling, general and administrative expenses        14.7    13.0      15.1    13.7
Unusual items                                         --     4.7        --     2.7
                                                   -----   -----     -----   -----
     Operating income                                7.0     6.8       5.6     6.4
Interest expense, net                                0.9     0.7       1.1     0.9
                                                   -----   -----     -----   -----
     Earnings before income taxes
       and other items below                         6.0     6.0       4.5     5.5
Income taxes                                         2.2     2.0       1.7     1.9
Equity in net earnings of affiliated companies       0.2      --       0.2     0.1
Minority interest                                     --      --        --      --
                                                   -----   -----     -----   -----
     Net earnings                                    3.6     3.9       2.7     3.5
                                                   =====   =====     =====   =====

Income tax rate                                     37.0%   34.0%     37.0%   35.0%


     On a consolidated basis for the three-month and six-month periods, gross profit fell as a percentage of net sales. The primary factors underlying this decline were the effect of the suspension of the Optium CRT coating line, temporary productivity issues at Viracon early in the second quarter and the absence of significant margin recognized upon the completion of one large curtainwall project included in last year's first quarter results. These items were partly offset by improved pricing at AG, solid productivity gains at BPS's noncurtainwall units, and the continuation of a change in sales mix reflecting lower curtainwall revenues. In addition, last year's gross margin benefited from notably lower insurance costs.

     Selling, general and administrative (SG&A) expenses rose by $4.6 million, or 14%, for the quarter, and by $8.3 million, or 13%, for six months. The increases included increased investment in information systems technology at several businesses, and higher employee and advertising costs. Interest expense rose over last year for both the three-month and six-month periods, due to higher borrowing levels and interest rates. The six-month effective income tax rate of 37.0% was up slightly from 35.0% a year ago. The effective income tax rate increased due to changes in the domestic and international mix of the Company's operations.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     Financial Condition
     -------------------

     NET CASH PROVIDED BY OPERATING ACTIVITIES

     Cash provided by operating activities for the six months ended August 29, 1998 totaled $32.6 million. That figure primarily reflected the combination of net earnings and noncash charges, such as depreciation and amortization. At quarter end, the Company's working capital stood at $86.2 million. Working capital, excluding cash, remained essentially unchanged from the beginning of the year. Major variances within the working capital accounts included growth in receivables, inventories and costs in excess of billings on uncompleted contracts as well as a reduction in payables and accruals. Offsetting these increases in working capital were the receipt of approximately $10 million in refundable income taxes and an increase in billings in excess of costs and earnings on uncompleted contracts.

     NET CASH PROVIDED BY FINANCING ACTIVITIES

     Bank borrowings stood at $161.0 million at August 29, 1998, 6.5% higher than the $150.5 million outstanding at February 28, 1998. The additional borrowings were primarily attributable to the excess of capital spending and cash dividends over cash generated from operating activities. At August 29, 1998, long-term debt stood at 57% of total capitalization.

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

     The Company anticipates bank borrowings to increase over the remainder of the fiscal year as capital spending, working capital and dividend requirements are expected to exceed the Company's cash provided by operating activities.

     NET CASH USED IN INVESTING ACTIVITIES

     Additions to property, plant and equipment during the six months ended August 29, 1998 totaled approximately $32.9 million. Major items included expenditures for the GT expansion activities noted above as well as expenditures on information systems projects throughout the Company. Capital expenditures in the latter half of the year are expected to be significant primarily due to the completion of the Company's new Statesboro, Georgia architectural glass fabrication facility and other planned capacity expansions in GT.

     Cash increased $1.9 million for the six months ended August 29, 1998.

     Shareholders' Equity
     --------------------

     At August 29, 1998, Apogee's shareholders' equity stood at $121.8 million. Book value per share was $4.41, up from $3.99 per share at February 28, 1998, with outstanding common shares increasing nominally during the period. Net earnings and proceeds from common stock issued in connection with the Company's stock-based compensation plans accounted for the increase, slightly offset by dividends paid.

     Impact of Year 2000
     -------------------

     The Company has been evaluating, with the assistance of independent software consultants, its Information Technology (IT) systems, non-IT systems, and third-party readiness for compliance with Year 2000 requirements. For these purposes, the Company defines its "IT systems" as those hardware and software systems which comprise its central management information systems and its telephone systems. All other systems, including those involved in local, on-site product design or manufacturing, are considered "non-IT systems." "Third parties" include all the Company's key suppliers and customers.

     The assessment phase for the Company's IT systems is approximately 80% complete. Remediation and implementation of the core operating and application programs within the IT systems are expected to be completed by May 1999.

     The Company's businesses are currently in the assessment phase regarding embedded operating and applications software and hardware within its non-IT systems. The Company expects to complete that assessment by December 1998. Although the Company is still in the assessment phase, based on currently known data about its non-IT systems, the Company believes that the requirements for Year 2000 remediation of its non-IT systems will be limited in nature.

     The Company's businesses are working with their respective customers and suppliers to assess Year 2000 compliance within their organizations to assure no material interruption in these important third party relationships. This dialog and process will be ongoing into early 1999. Non-compliant customers and suppliers will be evaluated in terms of the degree of risk posed to the Company's business, and, where necessary, appropriate responses such as selection of Year 2000 compliant additional or replacement suppliers will be taken. If there were significant non-compliance by key customers and suppliers, the Company might experience a material adverse effect on the businesses with those specific third-party relationships.

     Most of the Company's businesses will remediate or replace portions of their software and hardware within the Company's IT systems and non-IT systems that are identified as requiring Year 2000 remediation. The Company is also working to develop contingency plans with respect to its IT systems, its non-IT systems and its third-party relationships with key customers and suppliers.

     Based on the Company's assessments completed to date, the Company's total cost of addressing Year 2000 issues is currently estimated to be in the range of $10 to $18 million, of which approximately $3 million has already been incurred. These costs have been and will continue to be funded through operating cash flows.

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

                                     PART II

                                OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     Apogee Enterprises, Inc. Annual Meeting of Shareholders was held on June 23, 1998. The total number of outstanding shares on the record date for the Annual Meeting was 27,496,124. Seventy-five percent of the total outstanding shares were represented in person or by proxy at the meeting.

     The candidates for election as Class III Directors listed in the proxy statement were elected to serve three-year terms, expiring at the 2001 Annual Meeting of Shareholders. The proposals to approve the amendment to the 1987 Partnership Plan and to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the 1998 fiscal year were also approved. The results of these matters voted upon by the shareholders are listed below.

                                             Number of Shares
                                  --------------------------------------
                                  In Favor        Withheld     Abstained
                                  --------------------------------------
Election of Class II Directors
       Jerome B. Cohen            20,391,754       95,476
       Donald W. Goldus           20,413,898       73,332
       James L. Martineau         20,421,938       65,292
       Michael E. Shannon         20,414,768       72,462

Approval of the Amendment to
     the 1987 Partnership Plan    19,684,548      720,006       82,676

Ratification of the appointment
  of KPMG Peat Marwick LLP
  as independent auditors         20,404,407       10,987       71,836



ITEM 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits:

     Exhibit (27).     Financial Data Schedule (EDGAR filing only).
     Exhibit (27.1).   Restated Financial Data Schedule (EDGAR filing only).

(b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

CONFORMED COPY



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         APOGEE ENTERPRISES, INC.


Date: ___________________            /s/ Russell Huffer
                                         -----------------------
                                         Russell Huffer
                                         President and Chief Executive Officer


Date: ___________________            /s/ Robert G. Barbieri
                                         -----------------------
                                         Robert G. Barbieri
                                         Vice President Finance and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------

Exhibit 27      Financial Data Schedule (EDGAR filing only)
Exhibit 27.1    Restated Data Schedule (EDGAR filing only).