Form 10-Q
period 1998-11-28
APOGEE ENTERPRISES INC
filed 1999-01-12
CIK 6845

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

        For Quarter Ended November 28, 1998 Commission File Number 0-6365


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

                  Registrant's Telephone Number (612) 835-1874

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                      -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                           Outstanding at December 31, 1998
--------------------------------           --------------------------------
Common Stock, $.33-1/3 Par Value                      27,642,043

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                     FOR THE QUARTER ENDED NOVEMBER 28, 1998

         Description                                                 Page
         -----------                                                 ----

PART I
------

Item 1. Financial Statements

        Consolidated Balance Sheets as of November 28, 1998
          and February 28, 1998                                        3

        Consolidated Results of Operations for the Three Months and Nine Months Ended

          November 28, 1998 and November 29, 1997                      4

        Consolidated Statements of Cash Flows for the Nine Months Ended November 28, 1998 and

          November 29, 1997                                            5

        Notes to Consolidated Financial Statements                     6

Item 2. Management's Discussion and Analysis of

          Financial Condition and Results of Operations             7-11

Item 3. Quantitative and Qualitative Disclosures About Market Risk    11

PART II Other Information
-------

Item 6. Exhibits and Reports on Form 8-K                              12
        Exhibit Index                                                 14

Item 1.  Financial Statements
-------  --------------------

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)

                                                                     November 28,    February 28,
                                                                         1998            1998
                                                                     ------------    ------------
ASSETS

Current assets
  Cash and cash equivalents                                           $  1,294         $  7,853
  Receivables, net of allowance for doubtful accounts                  160,534          145,121
  Inventories                                                           69,456           64,183
  Costs and earnings in excess of billings on uncompleted
    contracts                                                            5,419            6,796
  Refundable income taxes                                                  200           16,533
  Deferred tax assets                                                   10,628           14,218
  Other current assets                                                   5,221            7,540
                                                                      --------         --------
    Total current assets                                               252,752          262,244
                                                                      --------         --------

Property, plant and equipment, net                                     164,107          129,937
Marketable securities - available for sale                              19,698           18,706
Investments                                                                671              709
Intangible assets, at cost less accumulated amortization                54,373           50,500
Other assets                                                             2,195            2,025
                                                                      --------         --------
    Total assets                                                      $493,796         $464,121
                                                                      ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                    $ 44,310         $ 44,055
  Accrued expenses                                                      86,668          108,893
  Billings in excess of costs and earnings on uncompleted
    contracts                                                           39,147           23,141
  Current installments of long-term debt                                 1,279            1,679
                                                                      --------         --------
    Total current liabilities                                          171,404          177,768
                                                                      --------         --------

Long-term debt                                                         167,719          151,967
Other long-term liabilities                                             26,423           24,785
Minority interest                                                          158                -

Shareholders' equity
  Common stock, $.33 1/3 par value; authorized 50,000,000
    shares; issued and outstanding 27,642,000 and 27,453,000
    shares, respectively                                                 9,214            9,151
  Additional paid-in capital                                            42,510           38,983
  Retained earnings                                                     76,961           61,899
  Unearned compensation                                                   (862)            (686)
  Net unrealized gain on marketable securities                             269              254
                                                                      --------         --------
    Total shareholders' equity                                         128,092          109,601
                                                                      --------         --------
    Total liabilities and shareholders' equity                        $493,796         $464,121
                                                                      ========         ========

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

                       CONSOLIDATED RESULTS OF OPERATIONS

                   FOR THE THREE MONTHS AND NINE MONTHS ENDED

                     NOVEMBER 28, 1998 AND NOVEMBER 29, 1997

            (Thousands of Dollars Except Share and Per Share Amounts)

                                                       Three Months Ended                        Nine Months Ended
                                               ------------------------------------     -------------------------------------
                                                November 28,        November 29,         November 28,         November 29,
                                                    1998                1997                 1998                 1997
                                               ----------------    ----------------     ----------------    -----------------

Net sales                                         $236,004            $235,021             $720,034             $704,887

Cost of sales                                      186,018             183,383              570,270              545,925
                                                  --------            --------             --------            ---------

    Gross profit                                    49,986              51,638              149,764              158,962

Selling, general and

  administrative expenses                           36,080              32,560              108,939               97,134
Unusual items                                            -              35,647                    -               48,438
                                                  --------            --------             --------            ---------

    Operating income (loss)                         13,906             (16,659)              40,825               13,390

Interest expense, net                                2,376               1,510                7,521                5,569
                                                  --------            --------             --------            ---------
    Earnings (loss) before income

    taxes and other items below                     11,530              (18,079)             33,304                7,821

Income taxes                                         4,017               (7,894)             12,073                1,171
Equity in net loss of affiliated
  companies                                            316                 250                1,064                  654
Minority interest                                      (53)                  -                 (116)                   -
                                                  --------            --------             --------            ---------

    Net earnings (loss)                           $  7,250            $ (10,435)           $ 20,283            $   5,996
                                                  ========            =========            ========            =========

Earnings (loss) per share-Basic                   $   0.26            $   (0.37)           $   0.74            $    0.22
                                                  ========            =========            ========            =========
Earnings (loss) per share-Diluted                 $   0.26            $   (0.37)           $   0.73            $    0.21
                                                  ========            =========            ========            =========

Cash dividends per common share                   $ 0.0525            $  0.0500            $ 0.1525            $  0.1400
                                                  ========            =========            ========            =========


See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE NINE MONTHS ENDED NOVEMBER 28, 1998 AND NOVEMBER 29, 1997

                             (Thousands of Dollars)

                                                                           1998                 1997
                                                                         --------             --------
OPERATING ACTIVITIES
Net earnings                                                             $ 20,283             $  5,996
Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                          20,222               18,394
    Provision for losses on accounts receivable                             1,404                 (282)
    Deferred income tax (benefit) expense                                   4,580               (8,463)
    Provision for restructuring and
      other unusual items                                                       -               26,030
    Foreign currency translation loss                                           -                4,097
    Equity in net loss of affiliated companies                              1,064                  654
    Minority interest                                                        (116)                   -
    Other, net                                                                222                1,036
                                                                         --------             --------
         Cash flow before changes in operating assets and
            liabilities                                                    47,659               47,462
    Changes in operating assets and liabilities, net of effect of acquisitions
        Receivables                                                       (16,093)               4,761
        Inventories                                                        (5,231)              (7,544)
        Costs and earnings in excess of billings on uncompleted
           contracts                                                        1,377                6,017
        Other current assets                                                2,385                2,314
        Accounts payable and accrued expenses                             (23,546)             (10,994)
        Billings in excess of costs and earnings on uncompleted
          contracts                                                        16,006               (5,579)
        Refundable income taxes and accrued income taxes                   17,101                    -
        Accrued income taxes                                                    -                1,754
        Other long-term liabilities                                           472               (2,345)
                                                                         --------             --------
          Net cash provided by operating activities                        40,130               35,846
                                                                         --------             --------

INVESTING ACTIVITIES
Capital expenditures                                                      (52,946)             (27,998)
Acquisition of businesses, net of cash acquired                            (3,361)                (537)
Increase in marketable securities                                            (946)              (7,462)
Investments in and advance to affiliated companies                         (1,025)                   -
Proceeds from sale of property and equipment                                  232                  768
Other, net                                                                    628               (1,186)
                                                                         --------             --------
          Net cash used in investing activities                           (57,418)             (36,415)
                                                                         --------             --------

FINANCING ACTIVITIES
Payments on long-term debt                                                 (1,145)              (1,114)
Proceeds from issuance of long-term debt                                   16,497                9,589
Repurchase and retirement of common stock                                  (1,182)              (7,149)
Proceeds from issuance of common stock                                      2,961                4,112
Dividends paid                                                             (4,214)              (3,876)
Increase in deferred debt expenses                                         (2,188)                   -
                                                                         --------             --------
          Net cash provided by financing activities                        10,729                1,562
                                                                         --------             --------
(Decrease) increase in cash and cash equivalents before
  effect of exchange rate changes on cash                                  (6,559)                 993
Effect of exchange rate changes on cash                                         -               (2,049)
                                                                         --------             --------
Decrease in cash                                                           (6,559)              (1,056)
Cash at beginning of period                                                 7,853                4,065
                                                                         --------             --------
Cash at end of period                                                    $  1,294              $ 3,009
                                                                         ========              =======

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 28, 1998 and November 29, 1997, the results of operations for the three months and nine months ended November 28, 1998 and November 29, 1997 and cash flows for the nine months ended November 28, 1998 and November 29, 1997. Certain prior year amounts have been reclassified to conform to the current period presentation.

        The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 1998. The results of operations for the three months and nine months ended November 28, 1998 and November 29, 1997 are not necessarily indicative of the results to be expected for the full year.

        The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.      Earnings per share

        The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

                              Three Months Ended          Nine Months Ended
                          --------------------------  --------------------------
                          November 28,  November 29,  November 28,  November 29,
                              1998          1997          1998          1997
                           ----------    ----------    ----------    ----------

Basic earnings per
   share-weighted common
   shares outstanding      27,635,881    27,865,701    27,588,981    27,844,743
Weighted common shares
   assumed upon exercise
   of stock options           127,828          --         197,152       653,792
                           ----------    ----------    ----------    ----------
Diluted earnings per
   share-weighted common
   shares and common
   shares equivalent
   outstanding             27,763,709    27,865,701    27,786,133    28,498,535
                           ==========    ==========    ==========    ==========

3.      Inventories

        Inventories consist of the following:

                                        November 28, 1998   February 28, 1998

                                        -----------------   -----------------
        Raw materials and supplies             $19,933            $20,017
        In process                               4,234              4,749
        Finished goods                          45,289             39,417
                                        -----------------   -----------------
                                               $69,456            $64,183
                                        =================   =================

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Sales and Earnings
------------------
Third quarter net earnings of $7.3 million, or $0.26 cents per share diluted, were $17.7 million higher than last year's loss of $10.4 million, or $0.37 cents per share diluted. Revenues of $236.0 million for the quarter were relatively flat as compared to revenues of $235.0 a year ago. Operating income of $13.9 million compared to an operating loss of $16.6 million in last year's third quarter, which included $31.2 million in operating losses related to Building Products & Services' exited European curtainwall operations. The increase in Apogee's operating income was primarily due to a significant improvement in Building Products & Services' results; last year's results included a $26.0 million pre-tax provision for restructuring and other unusual items mainly related to the segment's international curtainwall operations. A 49% decline in operating income at Glass Technologies partly offset this improvement.

Year-to-date net earnings increased to $20.3 million, or $0.73 cents per share diluted, from $6.0 million, or $0.21 cents per share diluted, in the prior year. Revenues for the first nine months increased 2%, to $720.0 million, compared to $704.9 million a year ago.

The following table presents the percentage change in net sales and operating income for the Company's three segments and on a consolidated basis, for three and nine months when compared to the corresponding periods a year ago.

                                       Three Months Ended                     Nine Months Ended
                                ----------------------------------    ---------------------------------
                                November 28,  November 29,    %       November 28,  November 29,    %
(Dollars in thousands)             1998           1997       Chg         1998          1997        Chg
                                ----------------------------------    ---------------------------------
Net Sales
Glass Technologies              $  54,680     $  61,431       (11)    $ 159,545     $ 171,481       (7)
Auto  Glass                        91,117        83,971         9       296,920       271,524        9
Building Products & Services       93,056        93,087        --       271,832       270,285        1
Intersegment Eliminations          (2,849)       (3,468)      (18)       (8,263)       (8,403)      (2)
                                ----------------------------------    ---------------------------------
Total                           $ 236,004     $ 235,021        --     $ 720,034     $ 704,887        2
                                ==================================    =================================

Operating Income (Loss)
Glass Technologies              $   4,186     $   8,228       (49)    $  10,046     $  21,412      (53)
Auto Glass                          4,019         2,953        36        18,757        20,715       (9)
Building Products & Services        5,959       (27,473)      N/M        12,680       (28,113)     N/M
Corporate and Other                  (258)         (277)       (7)         (658)         (624)       5
                                ----------------------------------    ---------------------------------
Total                           $  13,906     $ (16,569)      N/M     $  40,825     $  13,390      205
                                ==================================    =================================

Glass Technologies (GT)
-----------------------
Third quarter sales and earnings results at Glass Technologies were below the record sales and operating income reported a year ago, but showed improvement over second quarter. GT sales decreased 11% to $54.7 million in the third quarter, while operating income fell 49% to $4.2 million in the quarter. The economic slowdown in Asia was a primary factor affecting the segment's results as sales of Viratec's anti-glare filter and front-surface mirror products to Asia, both directly and indirectly, continued to trail sales from a year ago. The effects of the segments' many capital projects also contributed to the segment's lower earnings. In addition, Viracon reported lower sales despite solid plant productivity, as production of the unit's architectural glass products outpaced shipments by a considerable margin. We expect shipments to exceed production levels in the fourth quarter as releases are made to customers.

Viracon, the segment's largest unit, reported 11% lower net sales, while earnings were down 39% compared to last year's very strong third quarter. These results were due primarily to the factors noted above. Viracon continued to run at a high level of productivity despite its continuing capacity limitations, which were partially relieved by modest production from temporary operations used in the training of employees for the new Statesboro, Georgia facility. Construction of Viracon's new facility remained on schedule. Customer demand for Viracon's high-performance architectural glass products remained strong.

Start-up of the Optium CRT coating line and lower demand for Viratec's anti-glare filter and front-surface mirror products caused Viratec to report an operating loss for the quarter compared to solid operating earnings a year earlier. The Viratec unit's Optium CRT coating line went online in September and is ramping up production to meet the sales orders received from customers. Viratec continued to proceed with the addition of a new flat glass coating line, which is expected to go on-line next spring.

As compared to last year, third quarter operating income at Tru Vue held steady on a marginal sales increase. Also, during the third quarter, Tru Vue broke ground on a new facility in the Chicago area. The new facility, expected to be completed in the spring of 1999, should increase productivity at this business unit.

Based on its backlog, strong demand for most of its products and the return to full production of Viratec's Optium CRT coating line, fourth quarter earnings for GT are expected to increase over third quarter results. However, GT will fall short of last year's fourth quarter and full year operating earnings.

Auto Glass (AG)
---------------
As compared to last year, AG sales for the quarter increased 9% to $91.1 million. Operating income increased 36% to $4.0 million, compared to a year ago, due partly to a continuing effort to increase sales to national insurance companies. AG also continued to proceed with efforts to improve productivity for its auto glass repair and replacement retail operations. For the first nine months of fiscal 1999, same-location retail unit sales fell slightly. At the close of the third quarter, AG had 340 retail locations, 75 wholesale depots and 8 Midas Muffler franchises.

While the segment expects to report a loss in its seasonally slow fourth quarter, the segment expects to report year-over-year improvement for the quarter.

Building Products & Services (BPS)
----------------------------------
Third quarter operating income at Building Products & Services climbed to $6.0 million compared with an operating loss of $27.5 million in last year's third quarter, which included the $26.0 million pre-tax charge noted above. Sales were at the prior year level of $93.1 million, which were restated to reflect the deconsolidation of the segment's European curtainwall operations. The quarter's results benefited from the impact of strategies employed last year by Building Products & Services - downsizing of operations, exiting from the segment's international curtainwall operations, and adherence to defined margin and investment parameters.

Although profitable, domestic curtainwall operations reported operating earnings below last year despite a marginal increase in sales. Last year's results benefited from the completion of a large project. The Detention/Security group also reported decreased earnings despite increased sales levels. Full Service and Architectural Products both reported solid results with earnings well above a year ago.

As of the end of the third fiscal quarter, the activities associated with the exit from European curtainwall operations remained on schedule, and the Asian curtainwall unit had substantially completed the remaining projects in its backlog.

On December 3, 1998, the segment executed the sale of its Detention/Security business, effective November 28, 1998. The sale was made in an effort to better focus on Apogee's core businesses. The Detention/Security business unit represented 8% of Apogee's consolidated sales and less than 3% of Apogee's consolidated operating income for the three quarters ended November 28, 1998.

Backlog
-------
On November 28, 1998, Apogee's consolidated backlog stood at $240 million, down 26% from the $327 million reported a year ago. The backlogs of BPS's operations represented 75% of Apogee's consolidated backlog. The most notable variances were the anticipated declines in BPS's New Construction unit's international backlogs and the elimination of Detention/Security's backlog as a result of the sale of that unit as mentioned above. These decreases were offset by significant backlog increases at Viracon, Viratec and BPS's domestic New Construction unit.

Consolidated
------------
The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.

                                                 Three Months Ended  Nine Months Ended
                                                 ------------------  -----------------
                                                 Nov. 28,  Nov. 29,  Nov. 28,  Nov. 29,
                                                   1998     1997       1998      1997
                                                  -----------------  -----------------
Net sales                                         100.0     100.0      100.0     100.0
Cost of sales                                      78.8      78.0       79.2      77.4
                                                  -----------------  -----------------
     Gross profit                                  21.2      22.0       20.8      22.6
Selling, general and administrative expenses       15.3      13.9       15.1      13.8
Unusual items                                        --      15.2         --       6.9
                                                  -----------------  -----------------
     Operating income (loss)                        5.9      (7.1)       5.7       1.9
Interest expense, net                               1.0       0.6        1.0       0.8
                                                  -----------------  -----------------
     Earnings (loss) before income taxes
       and other items below                        4.9      (7.7)       4.6       1.1
Income taxes                                        1.7      (3.4)       1.7       0.2
Equity in net earnings of affiliated companies      0.1       0.1        0.1       0.1
Minority interest                                    --        --         --        --
                                                  -----------------  -----------------
     Net earnings (loss)                            3.1      (4.4)       2.8       0.9
                                                  =================  =================

Income tax rate                                    35.0%    (43.7)%     36.3%     15.0%


On a consolidated basis for the three-month and nine-month periods, gross profit fell as a percentage of net sales. The primary factors underlying this decline were the effect of the suspension of the Optium CRT coating line through the second quarter, temporary productivity issues at Viracon early in the second quarter and the absence of the significant margin recognized upon the completion of one large curtainwall project included in last year's results. These items were partly offset by solid productivity gains at BPS's Architectural and Full Service business units and the continuation of a change in sales mix reflecting lower curtainwall revenues.

Selling, general and administrative (SG&A) expenses rose by $3.5 million, or 11%, for the quarter, and by $11.8 million, or 12%, for nine months. The increases included higher spending for information systems technology at several businesses, and higher employee and advertising costs. Interest expense rose over last year for both the three-month and nine-month periods, due to higher borrowing levels and interest rates. The nine-month effective income tax rate was 36.3% versus a 15.0% tax rate last year with the fiscal 1998 tax rate reflecting the marginal tax benefit associated with the $26.0 million charge related to international curtainwall operations described above.

Liquidity and Capital Resources
-------------------------------
Financial Condition
-------------------
Net cash provided by operating activities

Cash provided by operating activities for the nine months ended November 28, 1998 totaled $40.1 million. That figure primarily reflected the combination of net earnings and noncash charges, such as depreciation and amortization. At quarter end, the Company's working capital stood at $81.3 million. Working capital, excluding cash, remained essentially unchanged from the beginning of the year. Major variances within the working capital accounts included growth in receivables and inventories along with a reduction in payables/accruals. Offsetting these increases in working capital were the receipt of approximately $10 million in refundable income taxes, which was used to reduce outstanding debt, and an increase in billings in excess of costs and earnings on uncompleted contracts.

Net cash provided by financing activities

Bank borrowings stood at $167.0 million at November 28, 1998; 11% higher than the $150.5 million outstanding at February 28, 1998. The additional borrowings were primarily attributable to the excess of capital spending and cash dividends over cash generated from operating activities. At November 28, 1998, long-term debt stood at 52% of total capitalization.

Debt was decreased by $22.5 million the week following quarter-end. This decrease was attributable to the use of proceeds from the sale of the Detention/Security business unit of BPS.

In May 1998, the Company obtained a five-year, committed secured credit facility in the amount of $275 million. This new credit facility requires Apogee to maintain minimum levels of net worth and certain financial ratios, and is collateralized by the Company's receivables, inventory, equipment and intangibles. This facility replaced a $150 million five-year, multi-currency committed credit facility which had been obtained in May 1996. The total commitment of the credit facility was reduced by the sales price, net of taxes, of the sale of the Detention/Security business.

In December 1998, Apogee entered into an interest rate swap agreement, which expires in fiscal 2004, which effectively converted $25 million of its variable rate borrowings into a fixed rate obligation.

The Company anticipates bank borrowings to increase over the remainder of the fiscal year as capital spending, working capital and dividend requirements are expected to exceed the Company's cash provided by operating activities.

Net cash used in investing activities

Additions to property, plant and equipment during the nine months ended November 28, 1998 totaled approximately $52.9 million. Major items included expenditures for the GT expansion activities noted above as well as expenditures on information systems projects throughout the Company. Capital expenditures for the remainder of the year are expected to be significant primarily due to the completion of the Company's new Statesboro, Georgia architectural glass fabrication facility and other planned capacity expansions in GT.

Cash decreased $6.6 million for the nine months ended November 28, 1998.

Shareholders' Equity
--------------------
At November 28, 1998, Apogee's shareholders' equity stood at $128.1 million. Book value per share was $4.63, up from $3.99 per share at February 28, 1998, with outstanding common shares increasing nominally during the period. Net earnings and proceeds from common stock issued in connection with the Company's stock-based compensation plans accounted for the increase, slightly offset by dividends paid.

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

The assessment phase for the Company's IT systems is approximately 80% complete. Remediation and implementation of the core operating and application programs within the IT systems is approximately 25% complete, and the intention is to be completed by May 1999. The costs related to Year 2000 to complete this activity should not exceed $15 million of both capital and expense, of which approximately

$2 million has been incurred to date. Of this projected cost, approximately $6 million is related to accelerated replacement due to Year 2000 concerns.

The Company's businesses are approximately 15% complete in the assessment phase regarding embedded operating and applications software and hardware within its non-IT systems. The Company expects to complete that assessment by February 1999. Although the Company is still in the assessment phase, based on currently known data about its non-IT systems, the Company believes that the requirements for Year 2000 remediation of its non-IT systems will be limited in nature.

The Company's businesses have contacted key customers and suppliers to assess Year 2000 compliance within their organizations to assure no material interruption in these important third party relationships. This dialog and process will be ongoing into early 1999. Non-compliant customers and suppliers will be evaluated in terms of the degree of risk posed to the Company's business, and, where necessary, appropriate responses such as selection of Year 2000 compliant additional or replacement suppliers will be taken. If there were significant non-compliance by key customers and suppliers, the Company might experience a material adverse effect on the businesses with those specific third-party relationships.

Most of the Company's businesses will remediate or replace portions of their software and hardware within the Company's IT systems and non-IT systems that are identified as requiring Year 2000 remediation. The Company intends to address contingency planning with respect to its IT systems, its non-IT systems and its third-party relationships with key customers and suppliers in early 1999.

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

These factors are set forth in the cautionary statements filed as Exhibit 99 to the Company's Form 10-K and include, without limitation, cautionary statements regarding changes in economic and market conditions, factors related to competitive pricing, commercial building market conditions, management of growth of business units, costs or difficulties related to the operation of the businesses or execution of exit activities are greater than expected, the impact of foreign currency markets, the integration of acquisitions, and the realization of expected economies gained through expansion and information systems technology. The Company wishes to caution investors and others to review the statements set forth in Exhibit 99 and that other factors may prove to be important in affecting the Company's business or results of operations. These cautionary statements should be considered in connection with this Form 10-Q, including the forward looking statements contained in the Management's discussion and analysis of the Company's three business segments. These cautionary statements are intended to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

This item is not applicable to the Company as of November 28, 1998.

                                     PART II


                                OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)    Exhibits:

       Exhibit 10.1  Resignation Agreement between Apogee Enterprises, Inc.
                     and James L. Martineau
       Exhibit 10.2 Apogee Enterprises, Inc. Officers' Supplemental Executive Retirement Plan
       Exhibit 10.3  Apogee Enterprises, Inc. Executive Supplemental Plan
       Exhibit 10.4 Amendment to Apogee Enterprises, Inc. Employment Agreement with Richard Gould
       Exhibit 27.1  Financial Data Schedule (EDGAR filing only).
       Exhibit 27.2  Restated Financial Data Schedule (EDGAR filing only).
       Exhibit 27.3  Restated Financial Data Schedule (EDGAR filing only).
       Exhibit 27.4  Restated Financial Data Schedule (EDGAR filing only).

(b) The Company filed a Current Report on Form 8-K, dated November 10, 1998, announcing the signed purchase agreement between the Company and CompuDyne Corporation for the sale of the Company's Detention/Security business unit.

       The Company filed a Current Report on Form 8-K, dated December 3, 1998, updating the information on the purchase agreement announced November 10, 1998 and announcing the closing of the sale of the Detention/Security business unit.

CONFORMED COPY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           APOGEE ENTERPRISES, INC.

Date:   January 12, 1999                   /s/ Russell Huffer
                                           ------------------
                                           Russell Huffer
                                           President and Chief Executive Officer

Date:  January 12, 1999                    /s/ Robert G. Barbieri
                                           ----------------------
                                           Robert G. Barbieri
                                           Vice President Finance and
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------
Exhibit 10.1   Resignation Agreement between Apogee Enterprises, Inc. and James
               L. Martineau
Exhibit 10.2 Apogee Enterprises, Inc. Officers' Supplemental Executive Retirement Plan
Exhibit 10.3   Apogee Enterprises, Inc. Executive Supplemental Plan
Exhibit 10.4 Amendment to Apogee Enterprises, Inc. Employment Agreement with Richard Gould
Exhibit 27.1   Financial Data Schedule (EDGAR filing only).
Exhibit 27.2   Restated Financial Data Schedule (EDGAR filing only).
Exhibit 27.3   Restated Financial Data Schedule (EDGAR filing only).
Exhibit 27.4   Restated Financial Data Schedule (EDGAR filing only).