Form 10-K
period 1999-02-27
APOGEE ENTERPRISES INC
filed 1999-05-28
CIK 6845

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended February 27, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-6365

                           APOGEE ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

                  Minnesota                                 41-0919654
       (State or other jurisdiction of        IRS Employer Identification Number
       incorporation or organization)

    7900 Xerxes Avenue South - Suite 1800
           Minneapolis, Minnesota                              55431
   (Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code:  (612) 835-1874
                          __________________________

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock $.33-1/3 Par Value
                                Title of Class
                          __________________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 1999 was $303,903,278. The number of shares outstanding of the Registrant's Common Stock at March 31, 1999 was 27,624,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part II, Item 9 and Part III hereof incorporate information by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held June 22, 1999.

                           APOGEE ENTERPRISES, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                     For the year ended February 27, 1999

               Description                                    Page
               -----------                                    ----
PART I
------
     Item 1.   Business                                         3

     Item 2.   Properties                                       6

     Item 3.   Legal Proceedings                                7

     Item 4.   Submission of Matters to a Vote
               of Security Holders                              7

               Executive Officers of the Registrant             7
PART II
-------

     Item 5.   Market for the Registrant's
               Common Equity and Related
               Stockholder Matters                              7

     Item 6.   Selected Financial Data                          9

     Item 7.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                       11

     Item 7a.  Quantitative and Qualitative Disclosures
               About Market Risk                               19

     Item 8.   Financial Statements and
               Supplementary Data                              19

     Item 9.   Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure                            19

PART III
--------

     Item 10.  Directors and Executive Officers
               of the Registrant                               19

     Item 11.  Executive Compensation                          19

     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management                19

     Item 13.  Certain Relationships and
               Related Transactions                            19

PART IV
-------

     Item 14.  Exhibits, Financial Statement
               Schedules and Reports on Form 8-K               19

               Index of Financial Statements and Schedules    F-1

                                    PART I
                                    ------

ITEM 1.   BUSINESS
          --------

The Company
-----------

     Apogee Enterprises, Inc. is a holding company incorporated under the laws of the State of Minnesota in 1949. The Company, through its subsidiaries, is a leader in the design and development of value-added glass products, services and systems for the non-residential building, automotive and commercial markets. Unless the context otherwise requires, the terms "Company" and "Apogee" as used herein refer to Apogee Enterprises, Inc. and its subsidiaries.

Until recently Apogee's business was organized into three operating segments:
Glass Technologies, Auto Glass and Building Products and Services ("BPS"). However, during fiscal 1999, the Company divested two business units: its detention/security systems contracting and domestic curtainwall businesses. Combined with Apogee's fiscal 1998 decision to exit its international curtainwall operations, the sale of its detention/security and domestic curtainwall businesses effectively removed the Company from large-scale construction activities. Accordingly, the detention/security and curtainwall contracting businesses were reported as discontinued operations. In connection therewith, Apogee modified its business segment structure, with the Company now operating as two segments - Glass Technologies and Glass Services. A more detailed description of our results and financial position is provided in Part II, item 7.

Glass Technologies (GT) serves the construction and imaging and display markets. Glass Services (GS) serves the automotive glass replacement and repair market and provides building glass installation and replacement services. Financial information about the Company's segments can be found at Note 18 to the consolidated financial statements of Apogee Enterprises, Inc. contained elsewhere in this report. See "Index of Financial Statements and Schedules".


Glass Technologies
------------------

     The businesses of the Glass Technologies segment add value to ordinary glass through fabrication of high-technology coatings products which provide strength, energy efficiency in high-rise structures and optical clarity for mirrors, glare filter screens and picture frame glass. The operating units in this segment include Viracon, an architectural glass unit, Viratec Thin Films (Viratec), a producer of coated glass for computer anti-glare screens and other optical devices, Tru Vue, a picture framing glass unit and Wausau Architectural Products, a manufacturer of commercial and institutional window systems which also provides painting and anodizing services.

     Viracon fabricates finished glass products and provides glass coating services. The operating unit purchases flat, unprocessed glass in bulk quantities from which a variety of glass products are fabricated, including insulated, heat processed and laminated architectural glass; security glass and laminated industrial glass.

     Laminated glass consists of two or more pieces of glass fused with a plastic interlayer and is used primarily for strength and safety in skylights and in security applications. Sales of laminated safety glass products have increased with the adoption of federal and state safety glazing standards. Glass is heated to its softening point then cooled very quickly to create heat-processed glass. The heating and cooling strengthen the glass to withstand impact and wind or snow loads. This product is used in architectural glass. Insulating glass, comprised of two or more pieces of glass separated by a sealed air space, is used in architectural and residential applications for thermal control. Viracon's reflective and low-emissivity coatings reduce energy costs and provide innovative design features for window and curtainwall systems. Low-emissivity coatings are an invisible, metallic film deposited on glass which selectively limits the transfer of heat through the glass. Low-emissivity coated glass represents a fast-growing segment of both residential and nonresidential glass markets.

     The Viracon unit is able to fabricate all types of architectural glass (insulating, laminated and combinations of both) at its Owatonna, Minnesota facility. Combined with its glass coating capabilities, the unit is able to provide a full range of products from these facilities. During fiscal 1999, Viracon began and largely completed construction of a new architectural glass fabrication complex in Statesboro, Georgia. The Statesboro facility began production in March 1999. Together with capacity improvements at the unit's Minnesota facility, Viracon's capacity over the next two fiscal years will increase by over 60%.

     Viracon markets its products nationally and overseas to glass distributors, contractors and industrial glass fabricators. A substantial portion of its glass products is delivered to customers by Viracon's fleet of company-owned trucks, providing "backhaul" capability for its raw materials, thereby reducing shipping time, transportation costs and breakage expense.

     Viratec develops advanced, optical-display and imaging coatings for glass and other surfaces. These products are used in anti-glare computer screens, high-quality optical components and high performance mirror products for the imaging industry. Viratec markets optical display and imaging products to both domestic and overseas customers. These customers provide further assembly, marketing and distribution to end users. The Optium(TM) coating line was relocated in fiscal 1999 from Minnesota to southern California, a location closer to the flow of customers' computer monitor supply chains. The Optium line resumed production in September 1998 and began ramping up production levels to meet sales orders/commitments received from customers. Viratec is also a new, large-scale flat glass coating line in its Minnesota facility, which is expected to go on-line in the summer of 1999.

     Tru Vue is one of the largest domestic manufacturers of picture framing glass. Tru Vue provides its customers with a full array of picture framing glass products, including clear, reflection control, which diminishes reflection, and conservation glass, which blocks ultraviolet rays. Tru Vue is also a manufacturer of conservation picture framing matboard, which complements the unit's glass product offerings. The products are distributed primarily through independent distributors which, in turn, supply local picture framing markets. During the first quarter of fiscal 1999, Tru Vue broke ground for a new facility in the Chicago area. The new facility was completed in the spring of 1999 and will allow greater production capacity and efficiency.

     The segment designs and manufactures high-quality, thermally-efficient aluminum window and curtainwall systems under the "Wausau Window and Wall Systems" (Wausau) trade name. These products meet high standards of wind load capacity and resistance to air and moisture infiltration. Wausau's aluminum window frame designs are engineered to be thermally efficient, utilizing high-strength polyurethane to limit the transfer of heat or cold through the window frame. Products are marketed through a nationwide network of distributors and a direct sales staff. Sales are made to building contractors and to building owners for retrofitting older buildings. Wausau maintains design and product engineering staffs to prepare aluminum window and curtainwall system designs to fit customers' needs and to originate new product designs.

     Operating under the "Linetec" name, the Architectural Products unit also has two metal coating facilities which provide anodized and fluoropolymer coatings to metal. Anodizing is the electrolytic process of putting a protective, often colored, oxide film on light metal, typically aluminum. Fluoropolymer coatings are high quality paints which are sometimes preferred over anodizing because of the wide color selection. Coatings are applied to window and curtainwall components for industrial metal fabricators (including Wausau), as well as other companies' metal, plastic, wood or glass products.

Glass Services
--------------

     The Glass Services (GS) segment is engaged in the auto glass replacement and repair business through its Harmon AutoGlass service centers (retail), Glass Depot wholesale centers (wholesale) and Viracon/Curvlite fabrication center. In addition, GS includes Harmon, Inc., a provider of building glass installation and replacement services in several metropolitan areas.

     Harmon AutoGlass operates auto glass service centers in 43 states. The centers replace and repair auto glass on the premises and also provide mobile installation service. Primary customers include insurance companies (on behalf of their insured clients), fleet owners and car owners. The service centers also carry limited inventories of flat glass, which are sold at retail for such purposes as home window repair and table tops. Some automotive accessories are also sold and installed at certain service centers. Quality service is emphasized in all service centers. The Company believes Harmon AutoGlass is the second-largest auto glass retailer in the United States. The unit also operates two call centers (Centers) for handling auto glass claims. The Centers, on behalf of their insurance company and fleet customers, handle replacement glass claims made by policyholders or fleet owners. Calls are placed through a toll-free number and then routed to one of the Centers located in Orlando, Florida or Eau Claire, Wisconsin. Customer service agents arrange for the prompt replacement or repair of auto glass by either a Harmon AutoGlass service center, an affiliated shop member of the Center's network or an unrelated shop as directed by the insured, and begin the process of filing the claim electronically with the applicable insurance company. The Center subcontracts for replacement and repair services with over 3,300 auto glass stores nationwide. The unit seeks to maximize the electronic exchange of information, which reduces claim costs and eliminates errors. This type of service is becoming an essential requirement to being one of the few choice providers for insurance companies.

     The GS wholesale centers, known as "Glass Depot", supply the Harmon AutoGlass service centers with auto and flat glass and related products, as well as selling wholesale to other glass installers. Due to the variety of makes and models of automobiles, auto glass service centers typically stock only windshields for the most popular models. As a result, there is a demand for distributors to maintain inventories of auto glass and to provide prompt delivery. Through the segment's National Distribution Center (NDC), a mega-distribution center offering other manufacturers' products as well as its own for both domestic and foreign vehicles, the segment is able to maintain a broad selection of automotive glass. The NDC also offers "AutoGlass Express," a delivery system which allows the unit to fill customers' orders on an individual basis versus the industry norm of truckload orders. Purchases of fabricated automotive glass are made from several primary glass manufacturers and fabricators, including the segment's Curvlite unit.

     Viracon/Curvlite fabricates replacement windshields for foreign and domestic automobiles and laminated glass parts for the transportation industry. It fabricates approximately 800 types of replacement windshields which are marketed nationally to distributors and glass shops, including the Glass Depot wholesale centers. Viracon/Curvlite seeks to offer a broad selection of windshields by promptly adding new windshields as new models are introduced.

     On February 27, 1999, the GS segment had 76 wholesale locations and 341 service centers. The segment evaluates opportunities to expand both its retail and wholesale auto glass locations, while closely monitoring existing units' profitability.

     GS' Harmon, Inc. group has 12 locations located in major metropolitan areas. The locations offer complete design, engineering, installation and replacement or glazing services for commercial, institutional and other buildings. In addition, this unit offers 24-hour replacement service for storm or vandalism damage. In-house engineering capabilities allow Harmon, Inc.
to duplicate the original design or create a completely new appearance for renovated buildings.

Competition
-----------

     The Company's businesses are in industries that are, in general, fairly mature and highly competitive. The Glass Technologies segment competes with several large integrated glass manufacturers and numerous smaller specialty fabricators. Product pricing and service are the primary competitive factors in this market. GT's Architectural Products unit competes against several major aluminum window manufacturers and primarily serves the custom portion of the construction market in which the primary competitive factors are product quality, reliable service and the ability to provide technical engineering and design services. The Glass Services segment competes with other auto glass shops, glass warehouses, car dealers, body shops and fabrication facilities on the basis of pricing and customer service. Its competition consists of national and regional chains as well as significant local competition.

Markets
-------

     GT services the architectural glass, computer, optical imaging and picture framing glass markets in which coated glass is becoming the industry standard. These markets are very competitive, highly responsive to new products and can be price sensitive. The Company believes that GT possesses one of the world's largest coating capacities for glass and is a leading fabricator and global distributor of high-performance architectural glass. Its fully integrated, glass fabrication and coating capabilities allow the segment to meet customer needs and react quickly to market demands while developing new products.

     GS services the automotive glass aftermarket, which is influenced by a variety of factors, including new car sales, speed limits, road conditions, the economy, weather and average number of miles driven. In recent years, transformation of the industry's pricing structure has intensified competition. Major purchasers of auto glass, such as insurance companies, have increasingly requested volume pricing and insurance claims processing on a national scale. As a result, margins have narrowed at the retail level and, to a lesser extent, at wholesale and manufacturing levels.

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

Trademarks and Patents
----------------------

     The Company has several nationally recognized trademarks and trade names which it believes have significant value in the marketing of its products. Harmon AutoGlass(R), Viratec(R), Tru Vue(R), and Linetec(R) are registered trademarks and Glass Depot(R) and Optium(R) are listed trademarks of the Company. Viratec Thin Films has obtained several patents pertaining to its glass coating methods. However, no single patent is considered to be materially important to the Company.

Foreign Operations and Export Sales
-----------------------------------

     During the years ended February 27, 1999, February 28, 1998 and March 1, 1997, the Company's export sales, principally from GT operations, amounted to approximately $40,316,000, $61,321,000 and $54,946,000, respectively.

Employees
---------

     The Company employed 6,367 persons at February 27, 1999, of whom approximately 580 were represented by labor unions. The Company is a party to 36 collective bargaining agreements with several different unions. Approximately 15% of the collective bargaining agreements will expire during fiscal 1999. The number of collective bargaining agreements to which the Company is a party will vary with the number of cities with active nonresidential construction contracts. The Company considers its employee relations to be very good and has not recently experienced any significant loss of work days due to strike.

Backlog
-------

     At February 27, 1999, the Company's total backlog of orders considered to be firm was $148,432,000 compared with $134,361,000 at February 28, 1998.

ITEM 2.  PROPERTIES
         ----------

     The following table lists, by division, the Company's major facilities, the general use of the facility and whether it is owned or leased by the Company.

Facility                                     Location                 Owned/Leased        Function
--------                                     --------                 ------------        --------
Glass Technologies
------------------
Viracon                                      Owatonna, MN             Owned               Mfg./Admin.
Viracon                                      Statesboro, GA           Owned               Mfg.
Viracon - Temp II Bldg.                      Owatonna, MN             Owned               Mfg.
Viratec Thin Films, Inc.                     Faribault, MN            Owned               Mfg./Admin.
Viratec Thin Films, Inc.                     San Diego, CA            Leased              Mfg.
Tru Vue                                      Chicago, IL              Owned               Mfg./Admin.
Wausau Window and Wall Systems               Wausau, WI               Owned               Mfg./Admin.
Wausau Window and Wall Systems - Plant II    Wausau, WI               Owned               Mfg.
Wausau Window and Wall Systems - Plant III   Wausau, WI               Owned               Mfg.
Linetec (Painting)                           Wausau, WI               Owned               Mfg./Admin.
Linetec (Anodizing)                          Wausau, WI               Owned               Mfg.

Glass Services
--------------
Viracon/Curvlite                             Owatonna, MN             Owned               Mfg./Admin.
National Distribution Center                 Owatonna, MN             Owned               Warehouse/Admin.
Harmon AutoGlass and Glass
  Depot headquarters                         Minneapolis, MN          Leased              Administrative
Harmon Solutions-Call Center                 Orlando, FL              Owned               Administrative
Harmon Solutions-Call Center                 Eau Claire, WI           Leased              Administrative

Other
-----
Apogee Corporate Office                      Minneapolis, MN          Leased              Administrative

     In addition to the locations indicated above, the Glass Services segment has 341 retail, 76 distribution and 12 building glass installation and repair locations nationally. The majority of such locations are leased.

     The Viracon/Curvlite plant, a Wausau Window and Wall Systems facility, the Linetec paint facility, and the Call Center in Florida were constructed with the use of proceeds from industrial revenue bonds issued by those cities. These properties are considered owned, since at the end of the bond term, title reverts to the Company.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     Apogee has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction industry, the Company's discontinued construction business is routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages. Although it is impossible to predict the outcome of such proceedings, the Company believes, based on facts currently available to us, that none of such claims will result in losses that would have a material adverse effect on its financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter ended February 27, 1999.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                     ------------------------------------

          NAME                       AGE     POSITION
          ----                       ---     --------

          Donald W. Goldfus           65     Chairman of the Board of Directors

          Russell Huffer              49     President and Chief Executive
                                             Officer

          Richard Gould               59     Senior Vice President

          Robert G. Barbieri          43     Vice President - Finance and
                                             Chief Financial Officer

          Michael A. Bevilacqua       42     Treasurer/Senior Director
                                             Business Development

          Martha L. Richards          36     General Counsel and Secretary

          James S. Porter             39     Corporate Controller

     Executive officers are elected annually by the Board of Directors and serve for a one-year period. With the exception of Richard Gould, who has an employment contract with the Company that covers the period through 2000, no other officers have employment contracts with the Company. None of the executive officers or directors of the Company are related.

     Messrs. Goldfus and Huffer have been employees of the Company for more than the last five years. Mr. Gould joined the Company in May 1994. Prior to joining the Company, Mr. Gould was president of Gould Associates, a strategic management consulting firm to a wide range of companies. Mr. Barbieri joined the Company in 1997. Prior to joining the Company, Mr. Barbieri held several financial management positions at Air Products and Chemicals, Inc. in Allentown, Pennsylvania. Mr. Bevilacqua joined the Company in April 1998. Prior to joining the Company, Mr. Bevilacqua held several financial management positions at Air Products and Chemicals, Inc. in Allentown, Pennsylvania. Ms. Richards joined the Company in March 1997. Prior to joining the Company, Ms. Richards was a partner with the law firm of Jenner & Block, Chicago, Illinois. Mr. Porter joined the Company in August 1997. Prior to joining the Company, Mr. Porter held financial management positions at Rollerblade, Inc. in Minneapolis, Minnesota.


                                    PART II
                                    -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          -----------------------------------------------------------------
          MATTERS
          -------

Market Information
------------------

     Apogee common stock is traded on the Nasdaq National Market, under the ticker symbol APOG. Stock price quotations are printed daily in major newspapers. During the fiscal year ended February 27, 1999, the average trading volume of Apogee common stock was 1,962,000 shares per month, according to NASDAQ.

     As of March 31, 1999, there were 27,624,000 shares of common stock outstanding, of which about 7.3 percent were owned by officers and directors of Apogee. At that date, there were approximately 1,965 shareholders of record and 5,292 shareholders for whom securities firms acted as nominees.

     The following chart shows the quarterly range and year-end close of the Company's common stock price per share over the past five fiscal years.

                       Quarter                  Quarter                 Quarter                Quarter               Year
                          I                       II                      III                    IV                  End
                --------------------      ------------------      ------------------      ------------------        -----------
     1995       5 3/4     -    7 5/8      5 7/8   -    7 7/8      7 3/8   -    9 1/8      7 3/8   -    9 1/4         8 5/8
     1996       8 1/4     -        9      7 1/4   -    9 1/8      7 1/8   -    7 7/8      6 1/2   -    9 7/8         9 13/16
     1997       9 5/8     -   14 1/4      13 1/4  -   18 1/4      15 1/4  -   22 5/8      17 1/4  -   23 3/4         19 7/8
     1998       14        -   21 1/4      17 3/4  -   22 5/8      21 1/8  -       25      10 3/8  -   23 1/4         12 15/16
     1999       11 13/16  -   15 1/4      11 1/8  -   15 1/2      8 1/8   -   12 7/8      8 3/4   -   12 3/8         8 3/4

Dividends
---------

     It is Apogee's policy, subject to Board review and approval, to pay quarterly cash dividends in May, August, November and February. Cash dividends have been paid each quarter since 1974, and have been increased each year since then. The chart below shows quarterly cash dividends per share for the past five years.

                         Quarter    Quarter     Quarter    Quarter
                            I         II          III         IV      Year
                      --------------------------------------------------------
               1995       0.038      0.038       0.040      0.040     0.155
               1996       0.040      0.040       0.043      0.043     0.165
               1997       0.043      0.043       0.045      0.045     0.175
               1998       0.045      0.045       0.050      0.050     0.190
               1999       0.050      0.050       0.053      0.053     0.205

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     The following information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.

     Dollar amounts in thousands, except per share data**               1999         1998         1997         1996         1995
     ------------------------------------------------------------------------------------------------------------------------------
     Operating Results
     Net sales                                                       $   792,552     731,094      642,226      567,823      516,022
     Gross profit                                                    $   170,176     165,139      143,761      116,426      102,400
     Operating income (loss)                                         $    42,143      45,659       44,628       34,729       31,535
     Earnings from continuing operations                             $    19,687      24,114       26,827       20,656       19,160
     Earnings from discontinued operations                           $     5,546     (75,169)        (607)      (2,820)      (6,110)
     Net earnings (loss)                                             $    25,233     (51,055)      26,220       17,836       13,050
     Earnings (loss) per share - basic
          From continuing operations                                 $      0.71        0.87         0.98         0.76         0.72
          From discontinued operations                               $      0.20       (2.70)       (0.02)       (0.10)       (0.23)
          Net earnings                                               $      0.91       (1.84)        0.96         0.66         0.49
     Earnings (loss) per share - diluted
          From continuing operations                                 $      0.71        0.85         0.96         0.76         0.71
          From discontinued operations                               $      0.20       (2.65)       (0.02)       (0.10)       (0.23)
          Net earnings                                               $      0.91       (1.80)        0.93         0.65         0.48
     Effective tax rate - %                                                 36.0        36.5         31.3         36.0         36.0

     Operating Ratios
     Gross margin - %                                                       21.5        22.6         22.4         20.5         19.8
     Operating margin - %                                                    5.3         6.2          6.9          6.1          6.1
     Net margin - continuing operations - %                                  2.5         3.3          4.2          3.6          3.7
     Net margin - %                                                          3.2        (7.0)         4.1          3.1          2.5
     Return on
          Average shareholders' equity - %                                  21.0       (36.2)        16.9         13.5         10.9
          Average invested capital - %                                       8.3       (16.7)         9.2          7.6          6.7
          Average total assets - %                                           5.8       (12.5)         7.1          5.5          4.5

     Funds Flow Data
     Depreciation and amortization                                   $    25,938      22,463       17,860       13,122       11,972
     Capital expenditures                                            $    77,710      37,892       34,203       20,038       22,603
     Dividends                                                       $     5,666       5,251        4,806        4,453        4,154

     Year-End Data
     Total assets                                                    $   471,191     405,526      410,522      327,233      317,085
     Current assets                                                  $   205,345     206,858      159,095      149,414      155,608
     Current liabilities                                             $   115,211      97,750       86,178       83,574       90,876
     Working capital                                                 $    90,134     109,108       72,916       65,840       64,732
          Current ratio                                                      1.8         2.1          1.8          1.8          1.7
     Long-term debt                                                  $   165,097     151,967      127,640       79,102       80,566
          % of invested capital                                             51.0        51.3         39.4         32.5         35.6
     Shareholders' equity                                            $   130,664     109,600      172,150      138,922      124,628
          % of invested capital                                             40.4        38.3         53.1         57.0         55.1

     Investment Information
     Dividends per share                                             $     0.210       0.190        0.175        0.165        0.155
     Book value per share                                            $      4.73        3.99         6.17         5.14         4.64
     Price range during year:
          High                                                       $    15 1/2          25       23 3/4        9 7/8        9 1/4
          Low                                                        $     8 1/8      10 3/8        9 5/8        6 1/2        5 3/4
          Close                                                      $     8 3/4    12 15/16       19 7/8      9 13/16        8 5/8
     Price/earnings ratio at year-end                                        9.6          NM           21           15           18
     Dividend yield at year-end - %                                          2.4         1.5          0.9          1.7          1.9
     Shares outstanding at year end                                   27,623,000  27,453,000   27,882,000   27,034,000   26,886,000
     Average monthly trading volume                                    1,962,000   4,065,092    4,795,244    1,775,740    1,613,012

     ** Share and per share data have been adjusted for the fiscal 1997 stock dividend.

     Dollar amounts in thousands,
     except per share data                              1994*         1993         1992         1991        1990        1989
     --------------------------------------------------------------------------------------------------------------------------
     Operating Results
     Net sales                                       $   426,400      367,878      364,578      368,094     349,483     277,560
     Gross profit                                    $    84,184       71,141       67,193       74,816      71,629      57,446
     Operating income (loss)                         $    23,803        8,779        2,730       17,629      18,968      15,643
     Earnings from continuing operations             $    16,279        6,657       (1,300)       7,391       6,314       8,696
     Earnings from discontinued operations           $   (12,446)      (2,143)       9,805        9,626       7,781       4,725
     Net earnings (loss)                             $     3,833        4,514        8,505       17,017      14,095      13,421
     Earnings (loss) per share - basic
          From continuing operations                 $      0.62         0.25        (0.05)        0.27        0.23        0.32
          From discontinued operations               $     (0.47)       (0.08)        0.36         0.36        0.29        0.18
          Net earnings                               $      0.14         0.17         0.32         0.63        0.52        0.50
     Earnings (loss) per share - diluted
          From continuing operations                 $      0.61         0.25        (0.05)        0.27        0.23        0.32
          From discontinued operations               $     (0.47)       (0.08)        0.36         0.35        0.29        0.18
          Net earnings                               $      0.14         0.17         0.31         0.62        0.52        0.50
     Effective tax rate - %                                 36.0         36.0         36.0         36.0        36.0        36.0

     Operating Ratios
     Gross margin - %                                       19.7         19.3         18.4         20.3        20.5        20.7
     Operating margin - %                                    5.6          2.4          0.7          4.8         5.4         5.6
     Net margin - continuing operations - %                  3.8          1.8         (0.4)         2.0         1.8         3.1
     Net margin - %                                          0.9          1.2          2.3          4.6         4.0         4.8
     Return on
          Average shareholders' equity - %                   3.4          4.0          7.6         16.6        15.7        17.2
          Average invested capital - %                       2.4          3.0          5.7         11.5         9.9        11.6
          Average total assets - %                           1.6          2.1          4.2          8.8         7.6         8.6

     Funds Flow Data
     Depreciation and amortization                   $    12,423       12,344       14,407       12,000      11,008       8,378
     Capital expenditures                            $    11,447        6,393        9,985       11,988      15,353      16,362
     Dividends                                       $     3,841        3,584        3,505        3,248       2,693       2,140

     Year-End Data
     Total assets                                    $   257,877      213,372      212,282      196,292     192,572     177,792
     Current assets                                  $   123,301      102,869      112,847      106,614      89,942      71,307
     Current liabilities                             $    92,536       61,702       63,786       48,441      43,418      41,873
     Working capital                                 $    30,765       41,167       49,061       58,173      46,524      29,433
          Current ratio                                      1.3          1.7          1.8          2.2         2.1         1.7
     Long-term debt                                  $    35,688       28,419       25,267       29,398      41,366      46,277
          % of invested capital                             21.6         18.7         17.0         19.9        27.7        34.0
     Shareholders' equity                            $   114,062      112,336      113,780      109,050      95,753      83,871
          % of invested capital                             69.0         74.1         76.6         73.8        64.2        61.7

     Investment Information
     Dividends per share                             $     0.145        0.135        0.130        0.120       0.100       0.080
     Book value per share                            $      4.28         4.26         4.23         4.05        3.56        3.13
     Price range during year:
          High                                       $     8 7/8        6 3/8            9      10 1/16       9 3/8       7 1/8
          Low                                        $     5 1/8        4 1/8        4 3/4        6 5/8       6 1/2           5
          Close                                      $     7 1/4      5 13/16        6 1/8            9       7 3/8     6 13/16
     Price/earnings ratio at year-end                         50           34           19           14          14          14
     Dividend yield at year-end - %                          2.0          2.3          2.1          1.3         1.4         1.2
     Shares outstanding at year end                   26,624,000   26,354,000   26,922,000   26,954,000  26,934,000  26,828,000
     Average monthly trading volume                      518,900      644,294    1,386,058    1,212,682   1,722,972   1,440,082

     . Fiscal 1994 figures reflect the cumulative effect of a change in accounting for income taxes, which increased net earnings by $525,000, or 4 cents per share.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     In fiscal 1999, Apogee continued its focus on Company-wide efforts to improve margins, productivity, working capital usage and capital allocation. The two most significant outcomes of these initiatives in fiscal 1999 were the substantial capacity expansion of the Company's Glass Technologies' operations and the divestitures of two of Apogee's business units: detention/security systems contracting and domestic curtainwall. Combined with Apogee's prior year decision to exit its international curtainwall operations, the sale of its detention/security and domestic curtainwall businesses effectively removes the Company from large-scale construction activities. Accordingly, the detention/security and curtainwall contracting businesses are reported as discontinued operations. In connection therewith, Apogee modified its business segment structure, with the Company now operating as two segments - Glass Technologies and Glass Services. A more detailed description of our results and financial position is provided in this financial review.

     Performance
     Fiscal 1999 Compared To Fiscal 1998
     The following table illustrates the relationship between various components of operations, stated as a percent of net sales, for each of the fiscal years in the three-year period ended February 27, 1999.

     Percent of Net Sales                              1999      1998     1997
     -------------------------------------------------------------------------
     Net sales                                        100.0     100.0    100.0
     Cost of sales                                     78.5      77.4     77.6
          Gross profit                                 21.5      22.6     22.4
     Selling, general and
       administrative expenses                         16.2      16.3     15.4
          Operating income (loss)                       5.3       6.2      6.9
     Interest and other expense, net                    1.2       0.9      0.8
          Earnings from continuing operations
          before income taxes and other items           4.1       5.4      6.2
     Income taxes                                       1.5       2.0      1.9
     Equity in net loss of affiliated companies         0.2       0.1      0.1
          Earnings from continuing operations           2.5       3.3      4.2
     Earnings (loss) from discontinued operations       0.7     (10.3)    (0.1)
          Net earnings (loss)                           3.2      (7.0)     4.1
     -------------------------------------------------------------------------

     Consolidated net sales increased 8% to $793 million in fiscal 1999. The Glass Services (GS) segment reported a net sales gain of 15%, while the Glass Technologies (GT) segment's net sales were essentially unchanged with those of a year ago. Net sales of GS's replacement auto glass businesses increased 11%, while net sales of its building glass services unit grew by more than one-third. The replacement auto glass operations increased net sales by combining retail same-store net sales growth with the addition of retail and wholesale locations. GT net sales were flat primarily due to the effects of capacity limitations and the relocation of a product line.

     On a consolidated basis, cost of sales, as a percentage of net sales, rose slightly to 78.5%, up from 77.4% in fiscal 1998. The primary factors underlying the resulting decline in gross profit were the effect of the planned suspension and relocation of a GT product line, temporary productivity issues related to capacity limitations at Viracon and a small decline in margin in the replacement auto glass businesses. These factors were partly offset by margin improvements at GS's Harmon, Inc. and GT's Architectural Products units.

     Selling, general and administrative (SG&A) expenses grew by $8.6 million, or 7%, but declined slightly as a percent of net sales. The primary factors for the growth were higher salaries, outside services and charitable contributions, as well as increased information systems and marketing costs, particularly at our GS segment.

     Net interest expense rose 52% to $9.5 million in fiscal 1999. The increase reflected higher interest rates and borrowing levels under our revolving credit agreement. We expect higher interest expense for fiscal 2000 due to an increase in borrowing levels, particularly during the first half of the fiscal year.

     Apogee's effective income tax rate was 36.0% of pre-tax earnings from continuing operations, down marginally from the 36.5% rate recorded in fiscal 1998.

     Apogee's equity in the net loss of affiliated companies was $1.4 million in fiscal 1999 compared to $879,000 a year ago.

     Apogee's fiscal 1999 earnings from continuing operations declined to $19.7 million, or $0.71 diluted earnings per share. This compared to earnings from continuing operations of $24.1 million, or $0.85 diluted earnings per share, a year earlier.

     Earnings from operations of discontinued businesses was $5.5 million after tax, or $0.20 diluted earnings per share, compared to an after-tax net loss from operation of discontinued businesses of $75.2 million, or $2.65 diluted loss per share.

     Apogee's fiscal 1999 net earnings were $25.2 million, or $0.91 diluted earnings per share. This compared to a net loss of $51.1 million, or $1.80 diluted loss per share, a year ago. The return on average shareholders' equity was 21.0% in fiscal 1999 versus a negative return of 36.2% for fiscal 1998.

     Segment Analysis
     The following information provides a more detailed look at each of our two business segments. See also Note 18-Business Segment Data on page 29 for a three-year history of each segment's net sales, operating income (loss), identifiable assets, capital expenditures, and depreciation and amortization.

     (Dollar amounts in thousands)         1999           1998           1997
     -------------------------------------------------------------------------
     Glass Technologies
          Net sales                    $324,456       $324,195       $276,872
          Operating income               21,691         30,746         22,328

     Glass Services
          Net sales                     468,797        407,985        367,097
          Operating income               21,478         16,123         21,417
     -------------------------------------------------------------------------

     Glass Technologies (GT) After five consecutive years of record results, GT reported net sales level with last year's $324 million, while operating income fell 29% to $21.7 million. The segment's results were primarily affected by the suspension and relocation of Viratec Thin Films' (Viratec) Optium cathode ray tube (CRT) coating line, and the start-up costs and disruptions associated with the segment's other capital projects. The segment's results were also affected by significantly lower demand for Viratec's anti-glare filter and front-surface mirror products due to the economic slowdown in Asia and temporary issues related to capacity limitations at Viracon that slowed production and caused additional costs during the second quarter.

     Viracon's net sales were slightly lower than a year ago. The architectural glass fabrication unit's operating earnings fell 37%, reflecting the second quarter operational difficulties noted above and start-up costs associated with the construction of a new facility. Viracon ran near full capacity for much of the year, even as expanded production capacity was added. Viracon's production outpaced its shipments by a considerable margin during the year, which also adversely affected operating earnings and resulted in increased finished goods inventory. During the year, Viracon began and largely completed construction of a new architectural glass fabrication complex in Statesboro, Georgia. The Statesboro facility began production in March 1999. Together with capacity improvements at the unit's Minnesota facility, Viracon's capacity over the next two fiscal years will increase by over 60%.

     Viratec, which applies optical-grade coatings to glass and other substrates, reported a net sales decline. Viratec recorded an operating loss in fiscal 1999 compared to solid operating earnings a year earlier. As noted, the unit was adversely affected by the suspension of the Optium CRT coating line and significantly lower demand for its anti-glare filter and front-surface mirror products due to the economic slowdown in Asia. The CRT coating line was suspended in connection with its relocation from Minnesota to southern California, a location closer to the flow of customers' computer monitor supply chains. The Optium line resumed production in September 1998 and began ramping up production levels to meet sales orders/commitments received from customers. Viratec also continued to proceed with the addition of a new large-scale flat glass coating line in its Minnesota facility, which is expected to go on-line in the summer of 1999.

     Tru Vue, the segment's custom art frame glass and matboard fabrication unit, posted a 12% improvement in sales, while earnings rose by 23%. These results reflected increased penetration of the unit's value-added products and success in the control of production costs. During the first quarter of fiscal 1999, Tru Vue broke ground for a new facility in the Chicago area. The new facility was completed in the spring of 1999 and will allow greater production capacity and efficiency.

     Wausau Architectural Products (Wausau), which manufactures commercial windows and provides painting and anodizing services, leveraged marginally higher net sales into a 50% operating income gain. Wausau continued to benefit from improvements in its engineering and fabrication capabilities.

     Based on its year-end backlog, continued evidence of strong demand for architectural glass products and the full-year operation of Viratec's Optium CRT coating line, GT expects to report higher net sales and operating earnings in fiscal 2000. Net sales and operating income improvements will depend partly on the ramp-up of the productive capacity added in fiscal 1999 or coming online in fiscal 2000. The segment's expansions also will result in significantly higher depreciation expense in fiscal 2000.

     Glass Services (GS) operates auto glass businesses under the Harmon AutoGlass (Harmon), Harmon Solutions Group (Solutions), Glass Depot and Viracon/Curvlite names. Due to an industry merger in 1997, GS became the second largest company in the auto glass repair and replacement industry. In addition, GS includes Harmon, Inc., a provider of building glass installation and replacement services in several major metropolitan areas. GS reported a 15% net sales improvement in fiscal 1999, while operating earnings rose by 33%.

     Net sales of the unit increased 11%, reflecting increased market share and manufactured windshield sales, and the addition of retail and distribution locations. Operating income for the auto glass businesses increased 27%. Sales growth continued to outpace the industry. Market data indicates that unit demand for replacement auto glass in the U.S. fell nominally in 1998. Same-location retail net sales rose by 4.8%, while unit net sales increased 6.4%. During the year, Harmon increased sales to insurance companies through Solutions. The segment also continued to proceed with efforts to improve productivity for its auto glass repair and replacement operations.

     The segment's manufacturing operation, Viracon/Curvlite, fabricates auto glass for the replacement auto glass aftermarket. Viracon/Curvlite increased net sales in fiscal 1999 by about 13%. The unit's National Distribution Center, which offers other manufacturers' products as well as its own for both domestic and foreign vehicles, and the AutoGlass Express program, a delivery system to fill customer orders more quickly and completely, accounted for much of the unit's net sales growth. About 69% of Viracon/Curvlite's net sales were made to the Glass Depot unit in fiscal 1999.

     On May 29, 1998, the segment acquired an 80% interest in VIS'N Service Corporation (VIS'N), an insurance claims and policy processing outsource company headquartered in Red Wing, Minnesota. This acquisition will expand the segment's capabilities to outsource insurance claims and policy processing beyond its traditional auto glass market. During the year, the segment sold its 8 Midas Muffler franchises to better focus on its auto glass operations.

     The Harmon, Inc. business had another solid year. Net sales grew by more than 30%, while operating income rose by more than 50%. Continuing operating improvements and a shift in net sales mix towards higher-margin business helped the unit's profitability.

     During the year, GS completed several small acquisitions of retail glass shops. These acquisitions, combined with other locations added during the year, increased the number of locations to 341 Harmon retail stores and 76 Glass Depot distribution centers.

     The segment expects to report higher net sales in fiscal 2000 with unit growth from market penetration, and the start-up or acquisition of locations. Meanwhile, the segment is taking actions to reduce its cost structure and improve productivity, particularly in its retail operations. However, the unpredictability of industry unit sales and pricing makes it difficult to project operating earnings for fiscal 2000.

     Discontinued Operations In fiscal 1999, Apogee's Board of Directors authorized the divestiture of our detention/security and domestic curtainwall operations. On December 3, 1998, the segment executed the sale of its detention/security business, effective November 28, 1998. On April 9, 1999, the Company announced that it had entered into an agreement to sell its domestic curtainwall operations. Combined with last year's exit from international curtainwall operations, these transactions effectively remove Apogee from the large-scale construction business. Accordingly, these businesses are presented as discontinued operations in the accompanying financial statements.

     Operating results from the businesses reported as discontinued operations improved dramatically over those recorded a year ago. For fiscal 1999, earnings from discontinued operations amounted to $5.5 million after-tax compared to an after-tax net loss from discontinued operations of $75.2 million in fiscal 1998. Domestic curtainwall operations reported solid earnings, while the detention/security business reported nominal income prior to its sale. The exit from European curtainwall operations remained on track, and the Asian curtainwall unit had essentially completed the remaining projects in its backlog.

     Fiscal 1998 Compared To Fiscal 1997
     The following discussion restates the prior year's discussion of fiscal 1998 compared to fiscal 1997 to reflect the effect of reporting certain businesses as discontinued operations in fiscal 1999.

     Consolidated net sales increased 14 % to $731 million in fiscal 1998. The Company's Glass Technologies (GT) and Glass Services (GS) segments reported net sales gains of 17% and 11%, respectively. GT's net sales grew primarily due to continued strong demand for its fabricated glass products, particularly the Viracon unit's high-performance architectural glass. GS increased net sales by combining nominal retail same-store net sales growth, the addition of retail and wholesale locations, and the full-year inclusion of Portland Glass, which the segment acquired in the fourth quarter of fiscal 1997.

     On a consolidated basis, cost of sales, as a percentage of net sales, fell to 77.4%, its lowest figure this decade. Productivity gains at most of our fabrication operations, most notably Viracon and Viratec Thin Films (Viratec), combined to produce most of this positive variance. These factors were partly offset by higher material costs experienced by the GS segment's Retail and Distribution operations.

     Selling, general and administrative (SG&A) expenses grew by $20.3 million, or 21%, and increased as a percent of net sales. The primary factors were higher salaries, increased outside services, and information systems and marketing costs, particularly at our GS segment. SG&A expenses in fiscal 1998 also included a $3.0 million write-off of certain information systems assets, primarily in GS, and severance costs associated with certain management changes.

     Net interest expense rose 23% to $6.3 million in fiscal 1998. Increased interest income from investments held by the Company's captive insurance subsidiary and lower interest rates partly offset the effect of higher borrowings under our revolver and uncommitted credit lines.

     Apogee's effective income tax rate was 36.5% compared to 31.3% in fiscal 1997. The increase mainly reflected the unusually low effective rate in fiscal 1997 associated with the resolution of prior years' tax examinations.

     Our share of net losses recorded by various affiliated companies in which we have a 50% or less equity interest amounted to $879,000 in fiscal 1998 compared to $337,000 in fiscal 1997.

     Apogee's fiscal 1998 earnings from continuing operations dropped to $24.1 million, or $0.85 diluted earnings per share. This compared to earnings from continuing operations of $26.8 million, or $0.96 diluted earnings per share a year earlier.

     In fiscal 1998, the net loss from operations of discontinued businesses, net of income tax benefit, totaled $75.2 million, or $2.65 diluted loss per share. The loss from operations of discontinued businesses, net of tax effect, amounted to $607,000, or $0.02 diluted loss per share, in fiscal 1997. The significant net loss in fiscal 1998 related primarily to international curtainwall operations, which included two nonrecurring pre-tax charges totaling $61.9 million.

     Apogee's fiscal 1998 net loss was $51.1 million, or $1.80 diluted loss per share, versus net earnings of $26.2 million, or $0.93 diluted earnings per share, in fiscal 1997. The negative return on average shareholders' equity was 36.2% in fiscal 1998 versus a positive return of 16.9% for fiscal 1997.

     Segment Analysis
     The following information provides a more detailed look at our two business segments. Also see Note 18-Business Segment Data on page 29 for a three-year history of each segment's net sales, operating income, identifiable assets, capital expenditures, and depreciation and amortization.

     Glass Technologies (GT) posted record net sales and operating income for the fifth consecutive year. Net sales rose by 17%, while operating income improved 38% to $30.7 million. The net sales increase reflected improvements by each of the segment's units.

     Most of the segment's earnings improvement came from Viracon, our high-performance architectural glass fabrication unit. Viracon posted net sales and operating income growth of 14% and 28%, respectively. The gains were due to strong demand for its architectural glass products, improved product mix, and improved productivity. Viracon ran near full capacity during the year. In response to continued strong demand for the segment's high-performance architectural glass products, Viracon planned to begin construction of a new architectural glass fabrication complex in Statesboro, Georgia. This facility, expected to be operational in fiscal 2000, together with enhancements at Viracon's existing facility, was expected eventually to increase Viracon's capacity by over 60%.

     Viratec reported improved results in fiscal 1998. Viratec, which applies optical-grade coatings to glass and other substrates, saw its net sales grow by 33%, while operating earnings nearly quadrupled. Both improvements were primarily due to Viratec's Optium cathode ray tube coating operation (formerly known as CaRT). Optium net sales more than doubled for the year and the unit reported a small operating profit versus a sizable loss in the prior year. Viratec's flat glass operations had a double-digit net sales gain, but industry pricing pressure and production downtime related to an ongoing capacity expansion caused that operation to report lower earnings. At February 28, 1998, Viratec's backlog was 43% lower than last year's year-end backlog, primarily due to the planned suspension of the Optium business related to its expected relocation. During fiscal 1999, Viratec's Optium line is expected to be relocated closer to the flow of customers' computer monitor supply chains, reducing shipping costs and breakage risks.

     The segment's Tru Vue unit, our custom art frame glass and matboard fabricator, also posted improved net sales and operating earnings for the year. These results occurred despite somewhat soft industry sales, as the unit again successfully controlled its production costs. Tru Vue planned to construct a new facility in fiscal 1999. This would allow for increased capacity and improved productivity for both its art frame glass and matboard operations.

     The Wausau Architectural Products unit leveraged higher net sales into greater profitability as the unit improved its engineering and fabrication productivity. This business entered fiscal 1999 with backlog nearly 30% higher than a year earlier.

     Glass Services (GS) operates retail stores under the Harmon AutoGlass (Harmon) name and distribution centers under the Glass Depot name. Due to an industry merger in 1997, GS became the second largest company in the auto glass repair and replacement industry. In addition, GS includes Harmon, Inc., which provides building installation and replacement glass services in several major metropolitan areas.

     GS reported an 11% net sales improvement in fiscal 1998 despite lower unit sales demand in the auto glass replacement industry. Approximately one-third of the net sales growth was due to the fourth quarter fiscal 1997 acquisition of Portland Glass. The segment's net sales growth continued to outpace the industry. Market data indicated that unit demand for replacement auto glass in the U.S. fell from the prior year.

     Despite the net sales increase, GS's operating income fell to $16.1 million, a 25% decline. Margin pressures intensified throughout the year due to intense competition, particularly at the retail level. Lower margins and higher selling and administrative costs were the primary factors behind the decline. The segment also recorded a $2.4 million write-off of certain information systems assets. Same-location retail net sales rose by 1.5%, while unit net sales declined 1.2%.

     The Viracon/Curvlite auto glass fabrication operation increased net sales by about 25%. The unit's National Distribution Center, which offers other manufacturers' products as well as its own for both domestic and foreign vehicles, and the AutoGlass Express program, a delivery system to fill customer orders more quickly and completely, accounted for much of the unit's net sales growth. About 68% of Curvlite's net sales were made to Glass Depot units in fiscal 1998.

     The segment's Harmon, Inc. business had another solid year, generating slightly higher net sales. A favorable shift in net sales mix towards higher-margin business helped the unit to report another year of solid operating results.

     During the year, GS completed four small acquisitions. These acquisitions, combined with other locations added during the year, increased the number of locations to 340 Harmon retail locations and 73 Glass Depot distribution centers. The segment continued to explore opportunities to expand the reach of its businesses.

     The merger of the industry's two largest companies provided GS with an enhanced position as insurance companies adjust their allocations of business to maintain their own flexibility and access to competitive pricing. Insurance companies, which make up about 50% of the replacement auto glass market, prefer vendors who can expedite claims processing and other administrative efforts related to auto glass replacement and repair. The segment has the ability to offer comprehensive claims processing services to these customers on a nationwide basis.

     Discontinued Operations Businesses reported as discontinued operations reported a net loss, net of income tax benefit, of $75.2 million in fiscal 1998 compared to a net loss, net of tax effect, of $607,000 in fiscal 1997. The significant net loss in fiscal 1998 related primarily to international curtainwall operations, which included two nonrecurring pre-tax charges totaling $61.9 million. The domestic curtainwall and detention/security contracting businesses reported solid results for the year, slightly offsetting the losses suffered by the international operations. Domestic and international curtainwall net sales fell by 30% and 40%, respectively, due primarily to the decision to focus more selectively on higher margin domestic curtainwall business and the closure of our Asian curtainwall business.

     The two nonrecurring pre-tax charges amounting to $61.9 million related to exit activities and other unusual items. A $26.0 million pre-tax provision for restructuring and other unusual items was recorded in the third quarter. The provision also included amounts for the estimated loss associated with certain disputed construction contract receivables in Europe, including the accrual of certain penalty amounts, and the accrual of costs associated with the resolution of legal proceedings related to organizational changes in its European curtainwall unit. In the fourth quarter, Apogee recorded a $35.9 million pre-tax provision for exiting all European curtainwall and related operations, including the completion of certain remaining projects.

     In addition to the nonrecurring charges, international curtainwall operations posted an operating loss in excess of $50 million, reflecting significant cost overruns at certain projects in Europe and Asia. The operations also sustained sizable foreign currency translation losses on Asian assets, particularly those held in Malaysia. Despite a decline in net sales, our domestic curtainwall unit produced sharply higher profits, aided by the completion of the Getty Museum project as well as by reductions in overhead and operating costs. The detention/security unit also reported slightly higher net sales. However, operating income for the unit fell as improved earnings from security systems contracting were offset by losses from a related start-up operation.

     In March 1998, the five operating companies comprising our European curtainwall operations filed for bankruptcy or commenced liquidation, effectively relinquishing the Company's control over these entities.

     Liquidity and Capital Resources
     Financial Condition
     Net cash provided by financing activities In May 1998, the Company obtained a five-year, committed credit facility in the amount of $275 million. This credit facility requires Apogee to maintain minimum levels of net worth and certain financial ratios, and was initially secured by the Company's receivables, inventory, equipment and intangibles. This facility replaced a $150 million five-year, multi-currency, committed credit facility obtained in May 1996, which also required the maintenance of minimum levels of net worth and certain financial ratios. The total commitment of the new credit facility was reduced by the sales price, net of taxes, of the sale of the detention/security business, resulting in a committed credit facility of $253 million as of February 27, 1999. The lenders' security interest in Apogee's assets was released during the year upon the achievement of certain financial ratios.

     Long-term debt, including current installments of $1.3 million, stood at $166.4 million at February 27, 1999, up $12.8 million from a year earlier. Virtually all of the Company's long-term debt consisted of bank borrowings. The additional borrowings were primarily required to fund capital spending and dividends in excess of cash flow from operations, which included proceeds of $22.5 million from the sale of the Company's detention/security business unit.

     In December 1998, Apogee entered into an interest rate swap agreement, which expires in fiscal 2004, which effectively converted $25 million of its variable rate borrowings into a fixed rate obligation.

     For fiscal 2000, we expect that outstanding borrowings will increase during the first half of the year to fund working capital variations, capital spending and dividends in excess of the anticipated cash flow from operations. Debt levels are expected to decline during the latter half of the year. Apogee believes that cash from operating activities and the available credit facility provides the Company adequate liquidity for the next twelve months.

     Net cash provided by operating activities Cash provided by continuing operating activities in fiscal 1999 rose to $62.1 million, up from $19.8 million in fiscal 1998. The increase primarily reflected a net favorable change in working capital, which included the receipt of refundable income taxes associated with the Company's fiscal 1998 net loss. Net receivables increased $18.7 million, which essentially tracked sales growth in the last quarter of the fiscal year. Most of our $7.1 million increase in inventories was at GT, reflecting the segment's higher activity level and increased level of finished goods. Nominal changes in accounts payable, accrued expenses and billings in excess of costs and earnings on uncompleted contracts all produced favorable changes to working capital.

     Net cash used in investing activities New capital investment in fiscal 1999 totaled $80.9 million, versus $38.7 million and $75.6 million in fiscal 1998 and 1997, respectively. Additions to property, plant and equipment totaled $77.7 million. Major expenditures included the construction of an architectural glass fabrication facility in Statesboro, Georgia, and the relocation of Viratec's Optium cathode ray tube coating line to San Diego, California. Other expenditures included additions of manufacturing equipment and the upgrading of information systems throughout the Company.

     The GS segment purchased an 80% interest in an insurance claims and policy processing company for $2.8 million and completed several small acquisitions of retail auto glass replacement stores for $0.4 million.

     In fiscal 2000, the Company expects capital spending of approximately $50 million. Plans include expenditures for the completion of the new Tru Vue facility near Chicago, Illinois, as well as additions of manufacturing equipment and information systems throughout the Company.

     Shareholders' Equity
     At February 27, 1999, Apogee's shareholders' equity stood at $130.7 million, up 19% from a year ago. Book value per share also rose to $4.73, up from $3.99 per share a year ago, as outstanding common shares increased only nominally during the year. Net earnings and the proceeds from the issuance of 306,000 shares of common stock under our stock-based compensation plans accounted for the increases, which were partly offset by dividends paid and the repurchase of 136,000 shares of common stock. During the year, Apogee increased its quarterly dividend by 5% to 5 1/4 cents per share.

     Market Risks
     The Company's principal market risk is sensitivity to interest rates, which is the risk that changes in interest rates will reduce net earnings of the Company. To manage the Company's direct risk from changes in market interest rates, management actively monitors the interest sensitive components of the Company's balance sheet, primarily debt obligations, as well as market interest rates in order to minimize the impact of changes in interest rates on net earnings and cash flow.

     The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. The aforementioned changes in interest rates affecting the Company's financial instruments would result in approximately a $2.0 million impact to net earnings. As interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

     The Company also routinely uses forward exchange contracts to hedge its net exposures, by currency, related to the foreign currency-donominated monetary assets and liabilities, and future firm commitments of its operations. Forward exchange contracts are also used from time to time to manage near-term foreign currency cash requirements. The primary objective of these hedging activities is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized.

     Given the Company's balanced foreign exchange position shown above, a 10% adverse change in foreign exchange rates upon which these contracts are based would result in exchange losses from these contracts that would, in all material respects, be fully offset by exchange gains on the underlying net monetary exposures for which the contracts are designated as hedges.

     Impact of Inflation
     Our financial statements are prepared on a historical cost basis, which does not completely account for the effects of inflation. However, since the cost of many of our inventories is determined using the last-in, first-out (LIFO) method of accounting, cost of sales, except for depreciation expense included therein, generally reflects current costs.

     The cost of glass, one of our primary raw materials, was essentially unchanged from a year ago. We expect the cost of glass to remain essentially unchanged in fiscal 2000. Aluminum prices at year end were slightly lower than a year ago. While our construction and supply contracts are at fixed prices, the material components are usually based on firm quotes obtained from suppliers. Labor cost increases, including taxes and fringe benefits, rose moderately in fiscal 1999 and a moderate increase also can be reasonably anticipated for fiscal 2000. Other costs are managed to minimize the inflationary pressures that exist in markets for goods and services that Apogee's business operations require.

     Impact of Year 2000
     The Company has been evaluating, with the assistance of independent software consultants, its Information Technology (IT) systems, non-IT systems, and third-party readiness for compliance with Year 2000 requirements. For these purposes, the Company defines its "IT systems" as those hardware and software systems which comprise its central management information systems and its telephone systems. All other systems, including those involved in local, on-site product design or manufacturing, are considered "non-IT systems." "Third parties" include all the Company's key suppliers and customers.

     The assessment phase for the Company's IT systems is approximately 90% complete. Remediation and implementation of the core operating and application programs within the IT systems are approximately 50% complete, and the intention is to be completed by October 1999. The costs related to Year 2000 to complete this activity should not exceed $9 million of both capital and expense, of which approximately $2 million has been incurred to date. Of this projected cost, approximately $3 million is related to accelerated replacement due to Year 2000 concerns.

     The Company's businesses are approximately 90% complete in the assessment phase regarding embedded operating and applications software and hardware within its non-IT systems. The Company expects to complete that assessment by June 1999. Although the Company is still in the assessment phase, based on currently known data about its non-IT systems, the Company believes that the requirements for Year 2000 remediation of its non-IT systems will be limited in nature. While some issues have been identified, the Company believes it can remediate all equipment to become Year 2000 compliant and is in the process of doing so with the intent to be complete by August 1999.

     The Company's businesses have contacted key customers and suppliers to assess Year 2000 compliance within their organizations to assure no material interruption in these important third party relationships. This dialogue and process will be ongoing throughout 1999. Non-compliant customers and suppliers will be evaluated in terms of the degree of risk posed to the Company's business. The Company plans to develop third party contingency plans as it identifies critical partners with evidence of non-compliance. The Company's contingency plans may include plans, where necessary, to establish additional or alternative sources of supply and channels of distribution. If there were significant non-compliance by key customers and suppliers, the Company might experience a material adverse effect on the businesses with those specific third-party relationships.

     Most of the Company's businesses will remediate or replace portions of their software and hardware within the Company's IT systems and non-IT systems that are identified as requiring Year 2000 remediation. The Company intends to address contingency planning with respect to its IT systems, its non-IT systems and its third-party relationships with key customers and suppliers.

     Based on the Company's assessments completed to date, the Company's total cost of addressing Year 2000 issues is currently estimated to be in the range of $10 to $14 million, of which approximately $4 million has already been incurred.

     Cautionary Statement
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of factors should be considered in conjunction with the report's forward-looking statements, including changes in economic and market conditions, factors related to competitive pricing, commercial building market conditions, management of growth of business units, costs or difficulties related to the operation of the businesses are greater than expected, the impact of foreign currency markets, the integration of acquisitions, the realization of expected economies gained through expansion and information systems technology and other factors as set forth in the cautionary statements included in Exhibit 99 to our 10-K filed with the Securities and Exchange Commission. The Company wishes to caution investors and others to review the statements set forth in Exhibit 99 and that other factors may prove to be important in affecting the Company's business or results of operations. These cautionary statements are intended to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     The information required by this Item is contained in a separate section of this report. See "Market Risks" included in Item 7 immediately above.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The information required by this Item is contained in a separate section of this report. See "Index of Financial Statements and Schedules".

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     The information required by this Item is included on pages 15 and 16 of the Proxy Statement for the Annual Meeting of Shareholders to be held June 22, 1999, which is incorporated herein by reference.

                                   PART III
                                   --------

ITEMS 10, 11, 12 and 13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                          ---------------------------------------------------
                          EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN
                          -----------------------------------------------------
          BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND
          ---------------------------------------------------------------
          RELATED TRANSACTIONS.
          --------------------

     The information required by these Items, other than the information set forth in Part I above in "Executive Officers of the Registrant," is included on pages 1 to 6 and 10 to 13 of the Proxy Statement for the Annual Meeting of Shareholders to be held June 22, 1999, which is incorporated herein by reference.

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

(b)  Reports on Form 8-K

       During the quarter ended February 27, 1999, the Company filed two reports on Form 8-K. The Company filed a Current Report on Form 8-K, dated December 3, 1998, updating the information on the purchase agreement between the Company and CompuDyne Corporation announced November 10, 1998 and announcing the closing of the sale of the Detention/Security business unit. The Company filed a Current Report on Form 8-K, dated February 22, 1999, disclosing the second amendment of the Rights Agreement between Registrant and American Stock Transfer Co. dated October 19, 1990 and announcing the Board of Directors' authorization for the Company to enter into severance agreements with certain senior executive officers of the Company.

(c)  Exhibits -

    The information called for by this Item is contained in a separate section of this report. See "Exhibit Index".

                                - SIGNATURES -

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  May 28, 1999
                                   APOGEE ENTERPRISES, INC.


                                   By: /s/ Donald W. Goldfus
                                       ----------------------------------
                                       Donald W. Goldfus
                                       Chairman of the Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  SIGNATURE                                    TITLE                                          DATE
-----------------------------------------------------------------------------------------------------------------
  /s/ Donald W. Goldfus                        Chairman of the Board of Directors             May 28, 1999
-------------------------------------          -----------------------------------------      -------------------
  Donald W. Goldfus


  /s/ Russell Huffer                           President and CEO, Director                    May 28, 1999
-------------------------------------          -----------------------------------------      -------------------
  Russell Huffer


  /s/ Harry A. Hammerly                        Director                                       May 28, 1999
-------------------------------------          -----------------------------------------      -------------------
  Harry A. Hammerly


 /s/ Laurence J. Niederhofer                   Director                                       May 28, 1999
-------------------------------------          -----------------------------------------      -------------------
 Laurence J. Niederhofer


 /s/ James L. Martineau                        Director                                       May 28, 1999
-------------------------------------          -----------------------------------------      -------------------
 James L. Martineau


 /s/ D. Eugene Nugent                          Director                                       May 28, 1999
-------------------------------------          -----------------------------------------      -------------------
 D. Eugene Nugent


 /s/ Barbara B. Grogan                         Director                                       May 28, 1999
-------------------------------------          -----------------------------------------      -------------------
 Barbara B. Grogan

  SIGNATURE                                    TITLE                   DATE
------------------------------------------------------------------------------------------
  /s/ Stephen C. Mitchell                      Director                May 28, 1999
-------------------------------------          --------------------    -------------------
  Stephen C. Mitchell


  /s/ Jerome B. Cohen                          Director                May 28, 1999
-------------------------------------          --------------------    -------------------
  Jerome B. Cohen


  /s/ J. Patrick Horner                        Director                May 28, 1999
-------------------------------------          --------------------    -------------------
  J. Patrick Horner


  /s/ Michael E. Shannon                       Director                May 28, 1999
-------------------------------------          --------------------    -------------------
  Michael E. Shannon

                           Apogee Enterprises, Inc.
                                   Form 10-K
                          Items 8, 14 (a) and 14 (d)

                  Index of Financial Statements and Schedules


Financial Statements
     Independent Auditors' Report.................................... F-2
     Consolidated Balance Sheets..................................... F-3
     Consolidated Results of Operations.............................. F-4
     Consolidated Statements of Shareholders' Equity................. F-5
     Consolidated Statements of Cash Flows........................... F-6
     Notes to Consolidated Financial Statements...................... F-7

Financial Schedules
     Schedule II - Valuation and Qualifying Accounts................. F-20

     All other schedules are omitted because they are not required, or because the required information is included in the consolidated financial statements or noted thereto.

Independent Auditors' Report

The Board of Directors and Shareholders
Apogee Enterprises, Inc.:

     We have audited the consolidated financial statements of Apogee Enterprises, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries as of February 27, 1999 and February 28, 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended February 27, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                         KPMG Peat Marwick LLP

Minneapolis, Minnesota
April 12, 1999

CONSOLIDATED BALANCE SHEETS

                                                                                      February 27,       February 28,
(Dollar amounts in thousands)                                                             1999               1998
----------------------------------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                                              $   1,318            $  7,853
  Receivables, net of allowance for doubtful accounts                                      118,216             100,389
  Inventories                                                                               68,171              61,001
  Refundable income taxes                                                                       --              16,533
  Deferred tax assets                                                                       11,622              14,218
  Other current assets                                                                       6,018               6,864
----------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                205,345             206,858
----------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                                         180,428             126,729
Other assets
  Marketable securities available for sale                                                  27,239              18,706
  Investments                                                                                  570                 709
  Intangible assets, at cost less accumulated
     amortization of $9,446 and $10,547, respectively                                       55,077              50,500
  Other                                                                                      2,532               2,025
----------------------------------------------------------------------------------------------------------------------
            Total assets                                                                 $ 471,191            $405,527
----------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                                                       $  43,166            $ 37,750
  Accrued expenses                                                                          51,738              51,379
  Billings in excess of costs and earnings on uncompleted contracts                         11,622               6,942
  Accrued income taxes                                                                       7,385                  --
  Current installments of long-term debt                                                     1,300               1,679
----------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                           115,211              97,750
----------------------------------------------------------------------------------------------------------------------

Long-term debt, less current installments                                                  165,097             151,967
Other long-term liabilities                                                                 27,845              24,785
Net liabilities of discontinued operations                                                  32,374              21,424

Commitments and contingent liabilities (Notes 6, 13 and 14)

Shareholders' equity
  Common stock of $.33-1/3 par value; authorized 50,000,000 shares;
     issued and outstanding, 27,623,000 and 27,453,000, respectively                         9,208               9,151
  Additional paid-in capital                                                                41,903              38,983
  Retained earnings                                                                         80,194              61,899
  Unearned compensation                                                                       (721)               (686)
  Net unrealized gain on marketable securities                                                  80                 254
----------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                           130,664             109,601
----------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                         $ 471,191            $405,527
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

                                                                   Year Ended          Year Ended      Year Ended
(Dollar amounts in thousands except per share data)         February 27, 1999   February 28, 1998   March 1, 1997
-----------------------------------------------------------------------------------------------------------------
Net sales                                                            $792,552            $731,094        $642,226
Cost of sales                                                         622,376             565,955         498,465
-----------------------------------------------------------------------------------------------------------------
     Gross profit                                                     170,176             165,139         143,761
Selling, general and administrative expenses                          128,033             119,480          99,133
-----------------------------------------------------------------------------------------------------------------
     Operating income                                                  42,143              45,659          44,628
Interest expense, net                                                   9,524               6,276           5,111
-----------------------------------------------------------------------------------------------------------------
     Earnings from continuing operations before
          income taxes and other items below                           32,619              39,383          39,517
Income taxes                                                           11,743              14,390          12,353
Equity in net loss of affiliated companies                              1,424                 879             337
Minority interest                                                        (235)                 --              --
-----------------------------------------------------------------------------------------------------------------
     Earnings from continuing operations                               19,687              24,114          26,827
Earnings (loss) from operations of
   discontinued businesses, net of income taxes                         5,546             (75,169)           (607)
-----------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                                             $ 25,233            $(51,055)       $ 26,220
-----------------------------------------------------------------------------------------------------------------
Earnings (loss) per share - basic
     Continuing operations                                           $   0.71            $   0.87        $   0.98
     Discontinued operations                                             0.20               (2.70)          (0.02)
-----------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                                             $   0.91            $  (1.84)       $   0.96
-----------------------------------------------------------------------------------------------------------------
Earnings (loss) per share - diluted
     Continuing operations                                           $   0.71            $   0.85        $   0.96
     Discontinued operations                                             0.20               (2.65)          (0.02)
-----------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                                             $   0.91            $  (1.80)       $   0.93
-----------------------------------------------------------------------------------------------------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         Common               Additional                               Cumulative    Unrealized
                                         Shares      Common     Paid-In     Retained     Unearned     Translation     Gain on
(Amounts in thousands)                Outstanding    Stock      Capital     Earnings   Compensation    Adjustment   Investments
--------------------------------------------------------------------------------------------------------------------------------
Balance at March 2, 1996                   13,517    $4,506      $20,445    $113,970
     Net earnings                                                             26,220
     Cumulative translation
      adjustment                                                                                          $(1,277)

     Change in unrealized gains on
      marketable securities, net
      of $11 tax expense                                                                                                  $  22


     Comprehensive earnings

     Common stock issued                      478       159       12,871
     Tax benefit associated with
      stock plans                                                  1,445
     Common stock
      repurchased and retired                 (85)      (28)         (75)     (1,303)
     Cash dividends                                                           (4,806)
     100% stock dividend,
      at par                               13,972     4,657                   (4,657)
-------------------------------------------------------------------------------------------------------------------------------

Balance at March 1, 1997                   27,882     9,294       34,686     129,424             --        (1,277)           22
     Net loss                                                                (51,055)
     Cumulative translation
      adjustment                                                                                            1,277

     Change in unrealized gains
      on marketable securities,
      net of $125 tax expense                                                                                               232


     Comprehensive loss

     Unearned compensation                                                                    $(686)
     Common stock issued                      504       168        4,754
     Tax benefit associated with
      stock plans                                                  1,503
     Common stock
      repurchased and retired                (933)     (311)      (1,960)    (11,219)
     Cash dividends                                                           (5,251)
-------------------------------------------------------------------------------------------------------------------------------

Balance at February 27, 1998               27,453     9,151       38,983      61,899           (686)           --           254
     Net earnings                                                             25,233
     Change in unrealized gains
      on marketable securities,
      net of $93 tax benefit                                                                                               (174)


        Comprehensive earnings

     Unearned compensation                                                                      (35)
     Common stock issued                      306       102        2,994
     Common stock
     repurchased and retired                 (136)      (45)         (74)     (1,272)
 Cash dividends                                                               (5,666)
-------------------------------------------------------------------------------------------------------------------------------
Balance at February 27, 1999               27,623    $9,208      $41,903    $ 80,194          $(721)      $    --         $  80
-------------------------------------------------------------------------------------------------------------------------------


                                            Comprehensive
                                               Earnings
(Amounts in thousands)                          (Loss)
---------------------------------------------------------
Balance at March 2, 1996
     Net earnings                                $ 26,220
     Cumulative translation
      adjustment                                   (1,277)

     Change in unrealized gains on
      marketable securities, net
      of $11 tax expense                         $     22
                                          ---------------
     Comprehensive earnings                      $ 24,965
                                          ===============
     Common stock issued
     Tax benefit associated with
      stock plans
     Common stock
      repurchased and retired
     Cash dividends
     100% stock dividend,
      at par

Balance at March 1, 1997
     Net loss                                    $(51,005)
     Cumulative translation
      adjustment                                    1,277

     Change in unrealized gains
      on marketable securities,
      net of $125 tax expense                         232
                                          ---------------
     Comprehensive loss                          $(49,546)
                                          ===============
     Unearned compensation
     Common stock issued
     Tax benefit associated with
      stock plans
     Common stock
      repurchased and retired
     Cash dividends

Balance at February 27, 1998
     Net earnings                                $ 25,233
     Change in unrealized gains
      on marketable securities,
      net of $93 tax benefit                         (174)

                                          ---------------
     Comprehensive earnings                      $ 25,059
                                          ===============
     Unearned compensation
     Common stock issued
     Common stock
      repurchased and retired
     Cash dividends
Balance at February 27, 1999

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended          Year Ended     Year Ended
(Dollar amounts in thousands)                                                   February 27, 1999   February 28, 1998  March 1, 1997
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                                                    $ 25,233         $(51,055)       $ 26,220
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Net (earnings) loss from discontinued operations                                    (5,546)          75,169             607
     Depreciation and amortization                                                       25,938           22,463          17,860
     Provision for losses on accounts receivable                                          1,408              508           1,692
     Deferred income tax (benefit) expense                                                4,844           (7,849)          9,452
     Equity in net loss of affiliated companies                                           1,424              879             337
     Minority interest                                                                     (235)              --              --
     Other, net                                                                             (27)           2,294             870
--------------------------------------------------------------------------------------------------------------------------------
        Cash flow before changes in operating assets and liabilities                     53,039           42,409          57,038
     Changes in operating assets and liabilities, net of effect of acquisitions:
      Receivables                                                                       (18,682)         (13,684)         (3,113)
      Inventories                                                                        (7,128)          (5,196)          1,005
      Other current assets                                                                  917              107          (1,477)
      Accounts payable and accrued expenses                                               4,395            8,933             181
      Billings in excess of costs and earnings on uncompleted contracts                   4,680            2,663           1,505
      Refundable income taxes and accrued income taxes                                   24,135          (13,338)         (6,955)
      Other long-term liabilities                                                           778           (2,062)            374
--------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                      62,134           19,832          48,558
--------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Capital expenditures                                                                    (77,710)         (37,891)        (34,203)
Acquisition of Marcon Coatings, net of cash acquired                                         --               --         (40,161)
Acquisition of businesses, net of cash acquired                                          (3,181)            (810)         (1,365)
Decrease (increase) in marketable securities                                             (8,800)           1,306          (7,555)
Investment in and advances to affiliated companies                                       (1,285)            (850)           (464)
Proceeds from sales of property, plant and equipment                                        310              575           1,091
Other, net                                                                                  (58)            (503)           (358)
--------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                         (90,724)         (38,173)        (83,015)
--------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Payments on notes payable                                                                    --               --          (5,350)
Payments on long-term debt                                                               (1,446)          (1,704)         (6,120)
Proceeds from issuance of long-term debt                                                 14,197           26,003          51,100
Increase in deferred debt expense                                                        (3,107)              --              --
Proceeds from issuance of common stock                                                    3,096            4,922           3,930
Repurchase and retirement of common stock                                                (1,515)         (13,490)         (1,406)
Dividends paid                                                                           (5,666)          (5,251)         (4,806)
--------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                       5,559           10,480          37,348
--------------------------------------------------------------------------------------------------------------------------------
Net Cash Flow from Discontinued Operations                                               16,496           11,649          (6,215)
--------------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                                         (6,535)           3,788          (3,324)
Cash and cash equivalents at beginning of year                                            7,853            4,065           7,389
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                               $  1,318         $  7,853        $  4,065
--------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Noncash Investing and Financing Activities
Common stock issued in acquisition of business                                         $     --         $     --        $  9,100
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1    Summary of Significant Accounting Policies and Related Data

     Basis of Consolidation Our consolidated financial statements include the accounts of Apogee and all majority-owned subsidiaries. As explained in
     Note 10, the Company's curtainwall contracting and detention/security contracting businesses are reported as discontinued operations. We use the equity method to account for 50%-owned joint ventures. Intercompany transactions have been eliminated. Certain amounts from prior-years' financial statements have been reclassified to conform with this year's presentation.

     Cash and Cash Equivalents Investments with an original maturity of three months or less are included in cash and cash equivalents.

     Inventories Inventories, which consist primarily of purchased glass and aluminum, are valued at the lower of cost or market. Approximately 40% of the inventories are valued by use of the last-in, first-out (LIFO) method, which does not exceed market. If the first-in, first-out (FIFO) method had been used for all inventories, our inventories would have been $3,000,000 and $3,000,000 higher than reported at February 27, 1999, and February 28, 1998, respectively.

     Property, Plant and Equipment Property, plant and equipment are carried at cost. Significant improvements and renewals are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is computed on a straight-line basis, based on estimated useful lives of 20 to 40 years for buildings and 2 to 15 years for equipment.

     Intangible Assets and Amortization Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (goodwill) and are amortized on a straight-line basis, primarily over 40 years. The carrying value of intangible assets is reviewed when circumstances suggest that it has been impaired. If this review indicates that intangible assets will not be recoverable based on the estimated undiscounted cash flows over the remaining amortization period, the carrying value of intangible assets must be reduced to estimated fair value. Amortization expense amounted to $2,124,000, $1,761,000 and $669,000 in 1999, 1998 and 1997, respectively.

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

     Revenue Recognition We recognize net sales from the sale of products and the related cost of sales upon shipment.

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

          We periodically enter into forward currency exchange contracts to manage specific foreign currency exposures related to foreign construction contracts, receivables, and bank borrowings denominated in foreign currencies. As of February 27, 1999, we had forward contracts maturing in 2000 with a value of approximately $11 million. Gains and losses on forward contracts related to receivables are recognized currently, while gains and losses related to construction projects are deferred and accounted for as a part of the related transaction.

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

New Accounting Standards In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (net sales, expenses, gains, and losses) in a full set of general-purpose financial statements. We adopted SFAS No. 130 in 1999. The disclosures required by SFAS No. 130 are presented in the Consolidated Statement of Shareholders' Equity on page F-6.

     In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports net sales. We adopted SFAS No. 131 in 1999.

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and is effective for fiscal years beginning after June 15, 1999, although earlier application if permitted. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net earnings or other comprehensive earnings, depending on the designated purpose of the derivative. SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

     2   Receivables


(In thousands)                                    1999            1998
------------------------------------------------------------------------
Trade accounts                                  $104,813        $ 91,179
Construction contracts                            13,431           9,994
Contract retainage                                 4,379           3,207
Other receivables                                  2,754           1,380
------------------------------------------------------------------------
Total receivables                                125,377         105,760
Less allowance for doubtful accounts              (7,161)         (5,371)
------------------------------------------------------------------------
 Net receivables                                $118,216        $100,389
------------------------------------------------------------------------


     We provide products and services to the commercial and institutional new construction and remodeling markets, the automotive replacement glass market and selected consumer markets. We do not believe a concentration of credit risk exists, due to the diversity of our markets and channels of distribution, and the geographic location of our customers. Allowances are maintained for potential credit losses and such losses have been within management's expectations. The provision for bad debt expense was $1,408,000, $508,000 and $1,692,000 in 1999, 1998 and 1997, respectively.

     3    Inventories

(In thousands)                                     1999         1998
----------------------------------------------------------------------
Raw materials                                    $16,324       $16,705
Work-in process                                    3,157         4,748
Finished                                          48,330        39,417
Costs and earnings in excess of
   billings on uncompleted contracts                 360           131
----------------------------------------------------------------------
            Total inventories                    $68,171       $61,001
----------------------------------------------------------------------


     4    Property, Plant and Equipment

(In thousands)                                      1999             1998
---------------------------------------------------------------------------
Land                                            $   2,780         $   2,686
Buildings and improvements                         69,601            63,428
Machinery and equipment                           137,638           127,257
Office equipment and furniture                     54,205            49,368
Construction in progress                           57,663             9,319
---------------------------------------------------------------------------
     Total property, plant and equipment          321,887           252,058
Less accumulated depreciation                    (141,459)         (125,329)
---------------------------------------------------------------------------
     Net property, plant and equipment          $ 180,428         $ 126,729
---------------------------------------------------------------------------

     Depreciation expense was $23,814,000, $20,702,000 and $17,191,000 in 1999,
     1998 and 1997, respectively.



     5    Accrued Expenses

(In thousands)                                   1999           1998
----------------------------------------------------------------------
Payroll and related benefits                   $24,591         $19,000
Insurance                                       11,824          13,677
Taxes, other than income taxes                   4,459           4,582
Pension                                          4,651           5,371
Interest                                           902           1,205
Other                                            5,311           7,544
----------------------------------------------------------------------
     Total accrued expenses                    $51,738         $51,379
----------------------------------------------------------------------

     6    Long-Term Debt

(In thousands)                                    1999             1998
-------------------------------------------------------------------------
Borrowings under revolving credit and
 other bank agreements, interest
 ranging from 5.63% to 7.75%                    $164,700         $150,503
Other                                              1,697            3,143
-------------------------------------------------------------------------
Total long-term debt                             166,397          153,646
Less current installments                         (1,300)          (1,679)
-------------------------------------------------------------------------
     Net long-term debt                         $165,097         $151,967
-------------------------------------------------------------------------

 Long-term debt maturities are as follows:

FISCAL YEAR                            (In thousands)
-----------------------------------------------------
2000                                        $  1,300
2001                                             197
2002                                             100
2003                                         164,800
2004                                              --
Thereafter                                        --
-----------------------------------------------------
     Total                                  $166,397
-----------------------------------------------------


     In May 1998, we obtained a five-year, committed, secured credit facility in the amount of $275 million. This new credit facility requires us to maintain minimum levels of net worth and certain financial ratios. This facility replaced a $150 million five-year, multi-currency, committed credit facility which had been obtained in May 1996. This previous credit facility also required us to maintain minimum levels of net worth and certain financial ratios. The total commitment of the new credit facility was reduced by the sales price, net of taxes, of the sale of the detention/security business, resulting in a committed credit facility of $253 million as of February 27, 1999. The lenders' security interest in Apogee's assets was released during the year upon the achievement of certain financial ratios. At February 27, 1999, we were in compliance with all of the financial covenants of the new credit facility.

     At February 28, 1998, we also had access to short-term credit on an uncommitted basis with several major banks. At February 28, 1998, $24.9 million in bank borrowings were outstanding under these agreements. These short-term borrowings could have been refinanced on a long-term basis under the revolving credit agreement described above. Accordingly, our short-term bank borrowings at February 28, 1998, which were not expected to be paid within one year, were classified as long-term debt.

     Selected information related to bank borrowings is as follows:

(Dollar amounts in thousands)                          1999            1998
-----------------------------------------------------------------------------
Average daily borrowings during the year             $160,437        $133,158
 Maximum borrowings outstanding during the year       172,200         158,294
Weighted average interest rate during the year            6.8%            5.6%
-----------------------------------------------------------------------------


     In 1999, we entered into a interest rate swap agreement that effectively converted $25 million of our variable rate borrowings into a fixed rate obligation. Under this agreement, which expires in 2001, we receive payments at variable rates while we make payments at a fixed rate of 7.125%. The net interest paid or received is included in interest expense.

     In 1998 and 1996, we entered into interest rate swap agreements that effectively converted a portion of our variable rate borrowings into fixed rate obligations. During 1999, we sold these swap agreements. The net realized gains or losses were recognized as increases/reductions in interest expense.

     The net book value of property and plant pledged as collateral under industrial development bonds was approximately $290,000 at February 27, 1999.

  7   INTEREST, NET

(In thousands)                     1999            1998         1997
---------------------------------------------------------------------
Interest on debt                  $10,898        $ 7,928      $ 4,859
Other interest expense                649            460        1,368
---------------------------------------------------------------------
Total interest expense             11,547          8,388        6,227
Less interest income               (2,023)        (2,112)      (1,116)
---------------------------------------------------------------------
 Interest expense, net              9,524        $ 6,276      $ 5,111
---------------------------------------------------------------------

  Interest payments, including interest expense allocated to discontinued operations, were $ 12,067,000, $8,223,000 and $6,180,000 in 1999, 1998 and 1997,
respectively.

  8   SHAREHOLDERS' EQUITY AND STOCK OPTION PLANS

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

  The 1987 Partnership Plan, a Plan designed to increase the ownership of Apogee stock by key employees, allows participants selected by the Compensation Committee of the Board of Directors to use earned incentive compensation to purchase Apogee common stock. The purchased stock is then matched by an equal award of restricted stock, which vests over a predetermined period. 2,200,000 common shares are authorized for issuance under the Plan. As of February 27, 1999, 2,051,000 shares have been issued or committed under the Plan. We expensed $1,926,000, $1,613,000 and $2,145,000 in conjunction with the Partnership Plan in 1999, 1998 and 1997, respectively.

  A summary of option transactions under the Plans for 1999, 1998 and 1997 follows:

                                                            Options Outstanding
                                     ---------------------------------------------------------------
                                      Number of                   Average            Option Price
                                       Shares                  Exercise Price            Range
----------------------------------------------------------------------------------------------------
Balances, March 2, 1996                1,404,000                    $ 6.87             $4.48- $ 9.46
Options granted                          587,000                     15.08             10.50-  17.75
Options exercised                       (368,000)                     5.83              5.38-   8.69
Options canceled                         (22,000)                     7.53              5.38-  15.06
----------------------------------------------------------------------------------------------------

Balances, March 1, 1997                1,601,000                     10.11              4.48-  17.75
Options granted                          485,000                     16.09             11.31-  25.00
Options exercised                       (372,000)                     6.86              5.38-  16.50
Options canceled                        (230,000)                    12.38              5.38-  16.75
----------------------------------------------------------------------------------------------------

Balances, February 28, 1998            1,484,000                     12.53              4.48-  25.00
Options granted                          443,000                     13.94             10.63-  15.25
Options exercised                       (160,946)                     6.92              5.88-   8.69
Options canceled                        (184,540)                    14.33              5.88-  16.75
----------------------------------------------------------------------------------------------------
Balances, February 27, 1999            1,581,514                    $13.27             $4.48- $25.00
----------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding and exercisable at February 27, 1999.

                               Options Outstanding                                  Options Exercisable
                ----------------------------------------------------      -------------------------------------
 Range of                          Remaining        Weighted-                                   Weighted-
 Exercise            Number       Contractual        Average                  Number             Average
 Prices            Outstanding        Life        Exercise Price            Exercisable       Exercise Price
---------------------------------------------------------------------------------------------------------------
$ 4.48- 12.50        451,219       3.2 years         $ 8.31                   339,594              $ 7.61
 12.51- 15.00        462,670       9.1 years          13.97                   104,420               14.35
 15.01- 25.00        667,625       6.0 years          16.15                   286,500               16.26
---------------------------------------------------------------------------------------------------------------
                   1,581,514       6.1 years         $13.27                   730,514              $11.96
---------------------------------------------------------------------------------------------------------------

  In accordance with the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, no compensation cost has been recognized with respect to the Plans. Had compensation cost for the Plans been determined based on the fair value of the awards, our net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per
 share data)                          1999            1998           1997
---------------------------------------------------------------------------
Reported:
Net earnings (loss)
 Continuing Operations               $19,687        $ 24,114        $26,827
 Discontinuing Operations              5,546         (75,169)          (607)
---------------------------------------------------------------------------
                                     $25,233        $(51,055)       $26,220
---------------------------------------------------------------------------
Earnings (loss) per share diluted
 Continuing Operations               $  0.71        $   0.85        $  0.96
 Discontinuing Operations               0.20           (2.65)         (0.02)
---------------------------------------------------------------------------
                                     $  0.91        $  (1.80)       $  0.93
---------------------------------------------------------------------------
Pro forma:
Net earnings (loss)
 Continuing Operations               $17,049        $ 22,168        $25,828
 Discontinuing Operations              5,546         (75,169)          (607)
---------------------------------------------------------------------------
                                     $22,595        $(53,001)       $25,221
---------------------------------------------------------------------------
Earnings (loss) per share diluted
 Continuing Operations               $  0.61        $   0.78        $  0.92
 Discontinuing Operations               0.20           (2.65)         (0.02)
---------------------------------------------------------------------------
                                     $  0.81        $  (1.87)       $  0.90
---------------------------------------------------------------------------

  The above pro forma amounts may not be representative of the effects on reported net earnings (loss) for future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997:

                                    1999           1998           1997
--------------------------------------------------------------------------
Dividend yield                       1.5%           1.2%           1.1%
Expected volatility                 38.0%          60.0%            60%
Risk-free interest rate              6.0%           7.0%           7.0%
Expected lives                   10 years       10 years      7.5 years
--------------------------------------------------------------------------

  9   INCOME TAXES

  The components of income tax expense (benefit) for each of the last three fiscal years are as follows:

(In thousands)                          1999            1998             1997
-------------------------------------------------------------------------------
Current:
Federal                               $ 7,875         $ 10,966          $ 1,886
State and local                         1,122            1,554            1,081
-------------------------------------------------------------------------------
  Total current                       $ 8,997         $ 12,520          $ 2,967
-------------------------------------------------------------------------------

Deferred:
Federal                               $ 2,414         $  1,645          $ 7,883
State and local                           332              225            1,503
-------------------------------------------------------------------------------
  Total deferred                      $ 2,746         $  1,870          $ 9,386
-------------------------------------------------------------------------------
Provision for income taxes:
  Continuing operations               $11,743         $ 14,390          $12,353
  Discontinuing operations              3,283          (26,815)           1,449
-------------------------------------------------------------------------------
    Total income tax expense          $15,026         $(12,425)         $13,802
-------------------------------------------------------------------------------

  Income tax payments, net of refunds, were $2,090,000, $12,000,000 and $11,520,000 in 1999, 1998 and 1997, respectively.

  The differences between statutory federal tax rates and our consolidated effective tax rates are as follows:

                                        1999            1998            1997
-----------------------------------------------------------------------------
Statutory federal tax rate              35.0%           35.0%           35.0%
State and local income taxes,
 net of federal tax benefit              2.9             2.9             4.2
Tax credits                             (1.5)           (1.8)           (2.4)
Foreign sales corporation               (1.0)           (1.4)           (1.3)
Resolution of Revenue Agent Exams        ---             ---            (2.5)
Other, net                               0.6             1.8            (1.7)
-----------------------------------------------------------------------------
Consolidated effective tax rate         36.0%           36.5%           31.3%
-----------------------------------------------------------------------------

  Tax benefits for deductions associated with the 1987 Stock Option Plan and the 1987 Partnership Plan amounted to $1,503,000 and $1,445,000 in 1998 and 1997, respectively. These benefits were added directly to additional paid-in capital and were not reflected in the determination of income tax expense.

  Deferred tax assets and deferred tax liabilities at February 27, 1999 and February 28, 1998 are as follows:

                                               1999                                   1998
                                   ----------------------------------------------------------------------
(In thousands)                      Current          Noncurrent            Current           Noncurrent
---------------------------------------------------------------------------------------------------------
Accounts receivable                $  5,702           $(1,378)             $  2,393           $   ---
Accrued insurance                       ---             4,641                   ---             3,715
Deferred compensation                  (140)            4,165                  (140)            4,071
Restructuring reserve                16,670               ---                22,982                 6
Inventory                             1,477               203                 1,383               128
Depreciation                           (194)           (6,444)                  143            (6,235)
Employee benefit plans               (1,840)              ---                (1,451)              ---
Other                                 2,147            (5,040)                1,108            (3,291)
---------------------------------------------------------------------------------------------------------
                                     23,822            (3,853)               26,418            (1,606)
Less valuation allowance            (12,200)              ---               (12,200)              ---
---------------------------------------------------------------------------------------------------------
Deferred tax assets (liability)    $ 11,622           $(3,853)             $ 14,218           $(1,606)
---------------------------------------------------------------------------------------------------------

  At February 27, 1999, future tax deductions from the reversal of temporary differences comprise the deferred tax asset, which has been reduced by a valuation allowance. This valuation allowance reduces the deferred tax asset to a net amount which we believe we more likely than not will realize, based on our estimates of future earnings and the expected timing of temporary difference reversals. The valuation allowance did not change during they year ended February 27, 1999 and reflects amounts for foreign tax credits, general business tax credits, net operating loss carryforwards and capital loss carryforwards.

   10   DISCONTINUED OPERATIONS

In 1999, our Board of Directors' authorized the divestiture of our detention/security and domestic curtainwall operations. On December 3, 1998, the segment executed the sale of its detention/security business, effective November 28, 1998. On April 9, 1999, we announced that we had entered into an agreement to sell our domestic curtainwall operations. Combined with last year's exit from international curtainwall operations, the above transactions effectively remove us from the large-scale construction business. Accordingly, these businesses are presented as discontinued operations in the consolidated financial statements and notes. Prior periods have been restated.

               Earnings (Loss) from Operations of Discontinued Businesses

(In thousands)                       1999               1998           1997
-------------------------------------------------------------------------------
Net sales                          $164,249          $ 191,311       $319,711
Earnings (loss) before income
   taxes and minority interest*       8,830           (101,984)            14
Income tax expense (benefit)          3,283            (26,815)         1,449
Minority interest                       ---                ---           (827)
Earnings (loss) from operations,
   net of income taxes                5,546            (75,169)          (607)
-------------------------------------------------------------------------------

* Includes net interest expense allocations (based on the ratio of net operating assets of discontinued operations to consolidated net assets) of $414,000, $1,058,000 and $1,854,000 for 1999, 1998 and 1997, respectively.

The 1999 effective income tax rate of 37.2% on discontinued operations was significantly lower than the 1998 and 1997 rates due to increases in our valuation allowance in 1998 and 1997. It is expected that there will be a gain on ultimate disposal of our domestic curtainwall business, taking into account its estimated results in 2000.


                    Net Liabilities of Discontinued Operations

(In thousands)                                   1999             1998
-------------------------------------------------------------------------
Current assets                                 $ 20,430         $ 56,381
Property, plant and equipment -- net              2,050            3,209
Current liabilities                             (54,854)         (81,014)
-------------------------------------------------------------------------
Net liabilities of discontinued operations     $(32,374)        $(21,424)
-------------------------------------------------------------------------

  During 1998, we recorded pre-tax charges of $96.1 million for unusual items in discontinued operations. The amount included nonrecurring charges of $26.0 million and $35.9 million recorded in the third and fourth quarter, respectively, related to international curtainwall operations. In addition, unusual items included operating losses totaling $34.2 million, representing the net operating results for European curtainwall operations.

  The $26.0 million charge included amounts for the estimated loss on a disputed construction contracts in Europe, including the accrual of certain penalty amounts, and a provision for the accrual of legal and related costs associated with the resolution of legal proceedings related to organizational changes in our majority-owned European curtainwall unit. The charge for restructuring included amounts for severance and termination benefits for employees in France, Asia and the US., the write-down of property and equipment and other long-term assets to their estimated net salable value and other items such as lease termination costs. The $35.9 million charge reflected the estimated costs associated with exiting our European operations, including the completion of certain remaining projects. In March 1998, the five operating companies comprising our European curtainwall operations filed for bankruptcy or commenced liquidation, effectively relinquishing control over those entities.

  At February 1999, accruals totaling $27.5 million represented the remaining future cash outflows associated with the exit from our international curtainwall operations. The majority of these cash expenditures are expected to be made within the next one to three years. The primary components of the accrual relate to the completion of certain construction projects, legal costs and other costs associated with the proceedings noted above.

  11   EMPLOYEE BENEFIT PLANS

  We maintain a qualified defined contribution pension plan that covers substantially all full-time, non-union employees. Contributions to the Plan are based on a percentage of employees' base earnings. We deposit pension costs with the trustee annually. All pension costs were fully funded or accrued as of year end. Contributions to the Plan were $4,267,000, $3,884,000 and $3,361,000 in 1999, 1998 and 1997, respectively.

  We also maintain a 401(k) savings plan, which allows employees to contribute 1% to 13% of their compensation. Apogee matches 30% of the first 6% of the employee contributions. Our contributions to the Plan were $2,031,000, $1,817,000 and $1,541,000 in 1999, 1998 and 1997, respectively.

  12   ACQUISITIONS

  In 1999, our Glass Services segment purchased the assets of three retail auto glass stores in three separate transactions. The aggregate purchase price of the acquisitions was $400,000, including $200,000 recorded as goodwill. During 1999, the segment also purchased an 80% interest in an insurance claims and policy processing outsource company. The aggregate purchase price of the acquisition was $2.8 million. Goodwill of $3.4 million was recorded and liabilities of $1.4 million were assumed.

  In 1998, our Glass Services segment purchased the assets of ten retail auto glass stores in four separate transactions. The aggregate purchase price of the acquisitions was $800,000, including $200,000 recorded as goodwill.

  In 1997, we purchased a joint venture partner's 50% interest in Marcon Coatings, Inc., which was subsequently merged into our Viracon subsidiary, its subsidiary, Viratec Thin Films, Inc. and certain leased assets. Both businesses operate glass coating facilities. The aggregate purchase price, net of cash acquired, was $40.2 million. Liabilities of $11.8 million were assumed. The purchase price exceeded the fair value of net assets acquired by $34.5 million, which was recorded as goodwill and is being amortized over 40 years.

  In 1997, our Glass Services segment purchased the common stock of a 46-location retail auto glass replacement and repair company. The aggregate purchase price, net of cash acquired, was $10.4 million, consisting of $1.3 million in acquisition related expenditures and 215,000 shares of Apogee common stock valued at $9.1 million. Liabilities of $5.9 million were assumed. The purchase price exceeded the fair value of net assets acquired by $9.4 million, which was recorded as goodwill. The Glass Services segment also made two smaller acquisitions of retail auto glass stores in 1997, purchasing assets for $100,000.

  Unless noted, no liabilities were assumed in the above transactions. All of the above transactions were accounted for by the purchase method. Accordingly, our consolidated financial statements include the net assets and results of operations from the dates of acquisition.

  13   LEASES

  As of February 27, 1999, we were obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

FISCAL YEAR                            (In thousands)
--------------------------------------------------------
2000                                             $12,283
2001                                               9,475
2002                                               6,905
2003                                               5,115
2004                                               3,519
Thereafter                                         3,499
--------------------------------------------------------
  Total minimum payments                         $40,796
--------------------------------------------------------

  Total rental expense was $24,918,000, $20,690,000 and $16,184,000 in 1999,
1998 and 1997, respectively.

  14   COMMITMENTS AND CONTINGENT LIABILITIES

  At February 27, 1999, we had ongoing letters of credit related to our risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which we are obligated as of February 27, 1999 was approximately $9,500,000. We have entered into a number of noncompete agreements. As of February 27, 1999, we were committed to make future payments of $3,527,000 under such agreements.

  We have been a party to various legal proceedings incidental to our normal operating activities. In particular, like others in the construction industry, our discontinued construction business is routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages. Although it is impossible to predict the outcome of such proceedings, we believe, based on facts currently available to us, that none of such claims will result in losses that would have a material adverse effect on our financial condition.

  15   FAIR VALUE DISCLOSURES

  In preparing disclosures about the fair value of financial instruments, we determined that for cash and cash equivalents, receivables, marketable securities, accounts payable and long-term debt, carrying value is a reasonable estimate of fair value. The fair value of interest rate swaps is the difference between the present value of our future interest obligation at a fixed rate and the counterparty's obligation at a floating rate. The estimated fair value of interest rate swap agreements in a net payable position was $1.6 million and $648,000 at February 27, 1999 and February 28, 1998, respectively.

  16   EARNINGS PER SHARE

  The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

(In thousands)                          1999           1998           1997
----------------------------------------------------------------------------
Basic earnings per share -
    Weighted common shares
    outstanding                         27,586         27,795        27,384
Weighted common shares assumed
upon exercise of stock options             176            564           673
----------------------------------------------------------------------------
Diluted earnings per share -
    Weighted common shares and
    potential common shares
    outstanding                         27,762         28,359        28,057
----------------------------------------------------------------------------

     17   QUARTERLY DATA (UNAUDITED)

(Dollar amounts in thousands, except per share data)
-------------------------------------------------------------------------------------------------------------------
Quarter                                                   First           Second           Third          Fourth
-------------------------------------------------------------------------------------------------------------------
Fiscal 1999
Net sales                                                  $190,377        $208,167         $192,665       $201,343
Gross profit                                                 40,439          45,879           42,300         41,558
Earnings from continuing operations                           4,188           7,632            5,668          2,199
Earnings (loss) from discontinued operations                   (310)          1,523            1,582          2,752
Net earnings                                                  3,878           9,155            7,250          4,951
Earnings (loss) per share -- basic
  From continuing operations                                   0.15            0.28             0.21           0.08
  From discontinued operations                                (0.01)           0.06             0.06           0.10
  Net earnings                                                 0.14            0.33             0.26           0.18
Earnings (loss) per share -- diluted
  From continuing operations                                   0.15            0.27             0.20           0.08
  From discontinued operations                                (0.01)           0.05             0.06           0.10
  Net earnings                                                 0.14            0.33             0.26           0.18
-------------------------------------------------------------------------------------------------------------------
FISCAL 1998
Net sales                                                  $176,698        $194,314         $188,439       $171,643
Gross profit                                                 40,960          51,320           43,087         29,771
Earnings from continuing operations                           6,360          13,069            7,145         (2,460)
Earnings (loss) from discontinued operations                    414          (3,412)         (17,580)       (54,591)
Net earnings                                                  6,774           9,657          (10,435)       (57,051)
Earnings (loss) per share -- basic
  From continuing operations                                   0.23            0.47             0.26          (0.09)
  From discontinued operations                                 0.01           (0.12)           (0.63)         (1.97)
  Net earnings (loss)                                          0.24            0.35            (0.37)         (2.06)
Earnings (loss) per share -- diluted
  From continuing operations                                   0.22            0.46             0.25          (0.09)
  From discontinued operations                                 0.01           (0.12)           (0.62)         (1.97)
  Net earnings (loss)                                          0.24            0.34            (0.37)         (2.06)
-------------------------------------------------------------------------------------------------------------------
FISCAL 1997
Net sales                                                  $156,156        $170,920         $159,810       $155,340
Gross profit                                                 34,633          37,789           36,627         34,712
Earnings from continuing operations                           5,328           7,172            6,754          7,573
Earnings (loss) from discontinued operations                   (352)            808              848         (1,911)
Net earnings                                                  4,976           7,980            7,602          5,662
Earnings (loss) per share -- basic*
  From continuing operations                                   0.20            0.26             0.25           0.27
  From discontinued operations                                (0.01)           0.03             0.03          (0.07)
  Net earnings                                                 0.18            0.29             0.28           0.20
Earnings (loss) per share -- diluted*
  From continuing operations                                   0.19            0.26             0.24           0.27
  From discontinued operations                                (0.01)           0.03             0.03          (0.07)
  Net earnings                                                 0.18            0.28             0.27           0.20
-------------------------------------------------------------------------------------------------------------------

*Per share data adjusted to reflect the fiscal 1997 stock dividend.

  18   BUSINESS SEGMENTS DATA

(In thousands)
Net Sales                                          1999           1998            1997
--------------------------------------------------------------------------------------
Glass technologies                             $324,456       $324,195        $276,872
Glass services                                  468,797        407,985         367,097
Intersegment elimination                           (701)        (1,086)         (1,743)
  Net sales                                    $792,552       $731,094        $642,226
--------------------------------------------------------------------------------------

Operating Income (Loss)                            1999           1998            1997
--------------------------------------------------------------------------------------
Glass technologies                             $ 21,691       $ 30,746        $ 22,328
Glass services                                   21,478         16,123          21,417
Corporate and other                              (1,026)        (1,210)            883
Operating income (loss)                        $ 42,143       $ 45,659        $ 44,628
--------------------------------------------------------------------------------------

Identifiable Assets                                1999           1998            1997
--------------------------------------------------------------------------------------
Glass technologies                             $250,391       $188,363        $166,102
Glass services                                  155,516        142,430         135,018
Corporate and other                              65,284         74,734         109,402
Total                                          $471,191       $405,527        $410,522
--------------------------------------------------------------------------------------

Capital Expenditures                               1999           1998            1997
--------------------------------------------------------------------------------------
Glass technologies                             $ 70,034       $ 23,871        $ 18,579
Glass services                                    6,084         12,268          15,517
Corporate and other                               1,592          1,752             107
--------------------------------------------------------------------------------------
Total                                          $ 77,710       $ 37,891        $ 34,203
--------------------------------------------------------------------------------------

Depreciation & Amortization                        1999           1998            1997
--------------------------------------------------------------------------------------
Glass technologies                             $ 13,997       $ 12,853        $ 10,283
Glass services                                   11,218          9,360           7,371
Corporate and other                                 723            250             206
--------------------------------------------------------------------------------------
Total                                          $ 25,938       $ 22,463        $ 17,860
--------------------------------------------------------------------------------------

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

                                                                     SCHEDULE II
                                                                     -----------

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

                       Valuation and Quantifying Accounts
                                 (In thousands)

                                 Balance at               Charged to             Deductions from           Balance at end
                                beginning of               costs and               reserves (1)                  of
                                   period                  expenses                                            period
                              --------------           ---------------          ----------------           ---------------
For the year ended
 February 27, 1999:
  Allowance for
  doubtful receivables             $5,372                    $1,408                   $ (381)                   $7,161
                              ==============           ===============          ================           ===============
  Inventory reserves               $4,281                    $1,031                   $  200                    $5,112
                              ==============           ===============          ================           ===============

For the year ended
 February 28, 1998:
  Allowance for
  doubtful receivables             $6,085                    $  508                   $1,221                    $5,372
                              ==============           ===============          ================           ===============
  Inventory reserves               $4,790                    $  991                   $1,500                    $4,281
                              ==============           ===============          ================           ===============

For the year ended
 March 1, 1997:
  Allowance for
  doubtful receivables             $5,710                    $1,963                   $1,588                    $6,085
                              ==============           ===============          ================           ===============
  Inventory reserves               $3,390                    $1,900                   $  500                    $4,790
                              ==============           ===============          ================           ===============


(1)  Net of recoveries

                                EXHIBIT  INDEX


       Exhibit (3A)  Restated Articles of Incorporation.
                     Incorporated by reference to Exhibit 3A to Registrant's Annual Report on Form 10-K for year ended February 27, 1988.

       Exhibit (3B)  Restated By Laws of Apogee Enterprises, Inc.  Incorporated
                     by reference to Exhibit 3B to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

       Exhibit (4A)  Specimen certificate for shares of common stock of Apogee
                     Enterprises, Inc. Incorporated by reference to Exhibit 4A to Registrant's Annual Report on Form 10-K for year ended February 29, 1992.

       Exhibit (4B)  Rights Agreement between Registrant and American Stock
                     Transfer Co. dated October 19, 1990. Incorporated by reference to Registrant's Form 8-A on October 19, 1990.

       Exhibit (4C)  Amendment No. 1 to Rights Agreement, dated June 28, 1995, to the Rights Agreement between Registrant and American Stock Transfer Co. dated October 19, 1990. Incorporated by reference to Registrant's Form 8-A/A on June 28, 1995.

       Exhibit (4D)  Amendment No. 2 to Rights Agreement, dated February 22,
                     1999, to the Rights Agreement between Registrant and American Stock Transfer Co. dated October 19, 1990. Incorporated by reference to Registrant's Form 8-A/A on February 22, 1999.

       Exhibit (10A) Deferred Incentive Compensation Plan dated February 27,
                     1986 between Registrant and certain executive officers. Incorporated by reference to Exhibit 10N to Registrant's Annual Report on Form 10-K for year ended March 1, 1986.

       Exhibit (10B) Amended and Restated 1987 Apogee Enterprises, Inc.
                     Partnership Plan. Incorporated by reference to Registrant's S-8 registration statement dated March 30, 1993

       Exhibit (10C) Employment Agreement between Registrant and Richard Gould dated May 23, 1994. Incorporated by reference to Exhibit 10I to Registrant's Annual Report on Form 10-K for year ended February 25, 1995.

       Exhibit (10D) Amendment to Apogee Enterprises, Inc. Employment Agreement
                     with Richard Gould dated July 7, 1998. Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

       Exhibit (10E) 1987 Apogee Enterprises, Inc. Stock Option Plan.
                     Incorporated by reference to Registrant's S-8 registration statement dated July 18, 1990.

       Exhibit (10F) Multi-Currency Credit Agreement dated as of May 21, 1998 between Apogee Enterprises, Inc. and banks party to the agreement, including related security, pledge, contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10-G to Registrant's Annual Report on Form 10-K for year ended February 28, 1998.

       Exhibit (10G) 1997 Omnibus Stock Incentive Plan. Incorporated by
                     reference to Exhibit A Registrant's proxy statement for the 1997 Annual Meeting of Shareholders, filed May 16, 1997

       Exhibit (10H) Resignation Agreement between Apogee Enterprises, Inc. and
                     James L. Martineau. Incorporated by reference to Exhibit
                     10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

       Exhibit (10I) Apogee Enterprises, Inc. Officers' Supplemental Executive
                     Retirement Plan. Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

       Exhibit (10J) First Amendment of Apogee Enterprises, Inc. Officers'
                     Supplemental Executive Retirement Plan, dated May 11,
                     1999.

       Exhibit (10K) Apogee Enterprises, Inc. Executive Supplemental Plan.
                     Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

       Exhibit (10L) Form of Severance Agreement between the Company and certain senior executive officers of the Company. Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed February 22, 1999.

       Exhibit (10M) Stock Purchase Agreement dated November 10, 1998 between
                     Apogee Enterprises, Inc. and CompuDyne Corporation. Incorporated by reference to Registrant's Current Report of Form 8-K filed November 10, 1998.

       Exhibit (21)  Subsidiaries of the Registrant

       Exhibit (23)  Consent of KPMG Peat Marwick LLP

       Exhibit (27)  Financial Data Schedule (EDGAR filing only)

       Exhibit (99)  Litigation Reform Act of 1995 - Cautionary Statement