Form 10-Q
period 1999-05-29
APOGEE ENTERPRISES INC
filed 1999-07-12
CIK 6845

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q


            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                     OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended  May 29, 1999   Commission File Number    0-6365
                      --------------                         ----------

                          APOGEE ENTERPRISES, INC.
                          ------------------------
             (Exact Name of Registrant as Specified in Charter)

                Minnesota                         41-0919654
               ----------                         ----------
             (State of Incorporation)     (IRS Employer ID No.)


    7900 Xerxes Avenue South, Suite 1800, Minneapolis, Minnesota  55431
    -------------------------------------------------------------------
                  (Address of Principal Executive Offices)


               Registrant's Telephone Number   (612) 835-1874
                                               --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES    X     NO ___
                                            ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


          Class                                     Outstanding at June 30, 1999
----------------------------------                  ----------------------------
Common Stock, $.33 1/3 Par Value                              27,838,273

                           APOGEE ENTERPRISES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MAY 29, 1999

          Description                                                    Page
          -----------                                                    ----
PART I
------

Item 1.   Financial Statements

          Consolidated Balance Sheets as of May 29, 1999
          and February 27, 1999                                          3

          Consolidated Results of Operations for the
          Quarters Ended May 29, 1999 and May 30, 1998                   4

          Consolidated Statements of Cash Flows for the
          Quarters Ended May 29, 1999 and May 30, 1998                   5

          Notes to Consolidated Financial Statements                     6-7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  7-11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     11-12

PART II   Other Information
-------

Item 6.   Exhibits and Reports on Form 8-K                               13
          Exhibits Index                                                 15
          Exhibit 27 Financial Data Schedule (EDGAR filing only)

Item 1.  Financial Statements
-----------------------------

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                           May 29, 1999           February 27, 1999
                                                                           ------------           -----------------
                                                                           (unaudited)
ASSETS

Current assets
  Cash and cash equivalents                                                 $  5,775                    $  1,318
  Receivables, net of allowance for doubtful accounts                        111,841                     118,216
  Inventories                                                                 69,999                      68,171
  Deferred tax assets                                                         11,650                      11,622
  Other current assets                                                         5,467                       6,018
                                                                            --------                    --------
    Total current assets                                                     204,732                     205,345
                                                                            --------                    --------

Property, plant and equipment, net                                           198,127                     180,428
Other assets
     Marketable securities - available for sale                               23,942                      27,239
     Investments                                                                 521                         570
     Intangible assets, at cost less accumulated
     amortization of $10,030 and $9,446, respectively                         55,116                      55,077

              Other                                                            2,483                       2,532
                                                                            --------                    --------
              Total assets                                                  $484,921                    $471,191
                                                                            ========                    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                          $ 31,601                    $ 43,166
  Accrued expenses                                                            47,572                      51,738
  Billings in excess of costs and earnings on uncompleted                     11,714                      11,622
  contracts
  Accrued income taxes                                                         9,709                       7,385
  Current installments of long-term debt                                       1,035                       1,300
                                                                            --------                    --------
     Total current liabilities                                               101,631                     115,211
                                                                            --------                    --------

Long-term debt, less current installments                                    187,086                     165,097
Other long-term liabilities                                                   29,639                      27,845
Net liabilities of discontinued operations                                    32,793                      32,374

Shareholders' equity
  Common stock, $.33 1/3 par value; authorized 50,000,000
     shares; issued and outstanding 27,761,000 and 27,623,000
     shares, respectively                                                      9,253                       9,208
  Additional paid-in capital                                                  43,879                      41,903
  Retained earnings                                                           82,128                      80,194
  Unearned compensation                                                       (1,450)                       (721)
  Net unrealized (loss)/gain on marketable securities                            (38)                         80
                                                                            --------                    --------
     Total shareholders' equity                                              133,772                     130,664
                                                                            --------                    --------
     Total liabilities and shareholders' equity                             $484,921                    $471,191
                                                                            ========                    ========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
              FOR THE QUARTERS ENDED MAY 29, 1999 AND MAY 30, 1998
           (Thousands of Dollars Except Share and Per Share Amounts)
                                  (unaudited)

                                                                                          Quarter Ended
                                                                              May 29, 1999             May 30, 1998
                                                                              ------------             ------------
Net sales                                                                     $   211,123              $   190,377
Cost of sales                                                                     164,207                  149,938
                                                                              -----------              -----------
    Gross profit                                                                   46,916                   40,439
Selling, general and administrative expenses                                       36,777                   30,937
                                                                              -----------              -----------
    Operating income                                                               10,139                    9,502
Interest expense, net                                                               2,580                    2,490
                                                                              -----------              -----------
    Earnings from continuing operations before income taxes and
    other items below                                                               7,559                    7,021
Income taxes                                                                        2,721                    2,524
Equity in net loss of affiliated companies                                            440                      300
Minority interest                                                                    (117)                      --
                                                                              -----------              -----------
    Earnings from continuing operations                                             4,515                    4,188
Earnings (loss) from operations of discontinued businesses,
net of income taxes                                                                    55                     (310)
                                                                              -----------              -----------
    Net earnings                                                              $     4,570              $     3,878
                                                                              ===========              ===========

    Earnings (loss) per share-basic
          Continuing operations                                               $      0.16              $      0.15
          Discontinued operations                                                      --                    (0.01)
                                                                              -----------              -----------
          Net earnings                                                        $      0.17              $      0.14
                                                                              ===========              ===========

    Earnings (loss) per share-diluted
          Continuing operations                                               $      0.16              $      0.15
          Discontinued operations                                                      --                    (0.01)
                                                                              -----------              -----------
          Net earnings                                                        $      0.16              $      0.14
                                                                              ===========              ===========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE QUARTERS ENDED MAY 29, 1999 AND MAY 30, 1998
                             (Thousands of Dollars)
                                  (unaudited)

                                                                                  1999                      1998
                                                                             -----------               -----------
OPERATING ACTIVITIES
Net earnings                                                                 $     4,570               $     3,878
Adjustments to reconcile net earnings to net cash provided by continuing operating activities:
     Net (earnings) loss from discontinued operations                                (55)                      310
     Depreciation and amortization                                                 8,373                     6,726
     Provision for losses on accounts receivable                                     806                       629
     Deferred income tax expense (benefit)                                           634                    (5,279)
     Equity in net loss of affiliated companies                                      440                       300
     Minority interest                                                              (117)                       --
     Other, net                                                                       49                        (7)
                                                                             -----------               -----------
Cash flow before changes in operating assets and liabilities                      14,700                     6,557
     Changes in operating assets and liabilities, net of
     effect of acquisitions:
      Receivables                                                                  6,185                    (8,134)
      Inventories                                                                 (1,102)                      444
      Other current assets                                                           551                     2,616
      Accounts payable and accrued expenses                                      (15,730)                    8,106
      Billings in excess of costs and earnings on uncompleted
      contracts                                                                       92                     1,161
      Refundable income taxes and accrued income taxes                             2,324                    16,533
      Other long-term liabilities                                                    581                      (806)
                                                                             -----------               -----------
        Net cash provided by continuing operating activities                       7,601                    26,477
                                                                             -----------               -----------

INVESTING ACTIVITIES
Capital expenditures                                                             (25,285)                   (8,745)
Acquisition of businesses, net of cash acquired                                   (1,981)                   (4,701)
Increase (decrease) in marketable securities                                       3,116                    (8,120)
Investments in and advances to affiliated companies                                 (390)                     (200)
Proceeds from sale of property and equipment                                          42                        68
Other, net                                                                          (168)                      (43)
                                                                             -----------               -----------
     Net cash used in investing activities                                       (24,666)                  (21,741)
                                                                             -----------               -----------

FINANCING ACTIVITIES
Payments on long-term debt                                                          (376)                     (526)
Proceeds from issuance of long-term debt                                          22,100                     1,997
Increase in deferred debt expense                                                     --                    (2,837)
Proceeds from issuance of common stock                                             2,140                     2,056
Repurchase and retirement of common stock                                           (852)                     (115)
Dividends paid                                                                    (1,457)                   (1,382)
                                                                             -----------               -----------
     Net cash provided by (used in) financing activities                          21,555                      (807)
                                                                             -----------               -----------

NET CASH FLOW FROM DISCONTINUED OPERATIONS                                           (33)                      (81)
                                                                             -----------               -----------
Increase in cash and cash equivalents                                              4,457                     3,848
Cash and cash equivalents at beginning of year                                     1,318                     7,853
                                                                             -----------               -----------
Cash and cash equivalents at end of period                                   $     5,775               $    11,701
                                                                             ===========               ===========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 29, 1999 and May 30, 1998, and the results of operations and cash flows for each of the thirteen week periods ended May 29, 1999 and May 30, 1998. Certain prior year amounts have been reclassified to conform to the current period presentation.

     The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended February 27, 1999. The results of operations for the thirteen week periods ended May 29, 1999 and May 30, 1998 are not necessarily indicative of the results to be expected for the full year.

     The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.   Earnings per share
     ------------------
     The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

                                                         May 29, 1999  May 30, 1998
                                                         ------------  ------------
     Basic earnings per share  -
       Weighted common shares outstanding                  27,635,067    27,536,441
     Weighted common shares assumed upon
       exercise of stock options                              111,826       246,077
                                                         ------------  ------------
     Diluted earnings per share  -
       Weighted common shares and
       potential common shares outstanding                 27,746,893    27,782,518
                                                         ============  ============

3.   Inventories
     -----------
     Inventories consist of the following:

       (Thousands of Dollars)                            May 29, 1999   February 27, 1999
                                                         ------------   -----------------
       Raw materials                                     $     17,582   $          16,324
       Work-in process                                          3,920               3,157
       Finished                                                47,530              48,330
       Cost and earnings in excess of billings on
         uncompleted contracts                                    967                 360
                                                         ------------   -----------------
         Total inventories                               $     69,999   $          68,171
                                                         ============   =================

4.   Discontinued Operations
     -----------------------
     On May 13, 1999, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon Ltd., for consideration including $2 million cash and a $10.2 million secured, subordinated note, subject to closing adjustments relating to working capital balances. The results of Harmon Ltd., as well as those of the Company's Detention & Security unit, which was sold in November 1998, and the Company's international curtainwall operations are reported as discontinued operations. Earnings from operations of discontinued businesses for the period were nominal. The Company does not expect to recognize a material gain or loss on the sale of Harmon, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Sales and Earnings
------------------
Net sales for the first quarter ended May 29, 1999 were $211.1 million, an 11% increase over the $190.4 million reported for the prior year quarter. First quarter earnings from continuing operations increased 8% to $4.5 million, or 16 cents per share-diluted, from $4.2 million, or 15 cents per share-diluted, for the prior year quarter. Last year's net sales have been restated to reflect the divestiture of the Company's detention/security systems contracting and domestic curtainwall businesses. Accordingly, the results of these businesses were reported as discontinued operations.

The following table presents sales and operating income data for the Company's two segments and on a consolidated basis for the first quarter, when compared to the corresponding period a year ago. Operating results are discussed below.

                                           Quarter Ended
                                     ----------------------
                                      May 29,     May 30,    Percentage
     (Thousands Of Dollars)             1999       1998        Change
                                     ---------    ---------  ----------
     Net Sales
     Glass technologies              $  88,531    $  77,388          14%
     Glass services                    122,706      113,205           8
     Intersegment elimination             (114)        (216)         47
                                     ---------    ---------
       Net sales                     $ 211,123    $ 190,377          11%
                                     =========    =========

     Operating Income (Loss)
     Glass technologies              $   4,019    $   4,116          (2)%
     Glass services                      7,346        5,204          41
     Corporate and other                (1,226)         182          NM
                                     ---------    ---------
       Operating income (loss)       $  10,139    $   9,502           7%
                                     =========    =========

Glass Technologies (GT)
-----------------------
Net sales increased 14% over the prior period. First quarter operating income decreased to $4.0 million compared to $4.1 million in the year-ago quarter. The sales increase is due to primarily to continued strength at Wausau, the segment's architectural windows unit, and improving volume at Viratec's relocated Optium CRT coating operation in San Diego. Viracon's new Statesboro, Georgia facility expansion was completed during the quarter, with production volumes expected to ramp up throughout the remainder of the year. The 2% decline in operating income was partly the result of higher fixed costs associated with capacity expansions throughout the segment.

Viracon, the segment's largest operating unit, reported a 58% decline in operating income despite a sales gain of 7% as compared to the prior year's quarter. The ramping up of production at the Statesboro facility, including significant incremental depreciation charges, and the inclusion of an unusually high margin job in the prior year first quarter results all contributed to the operating income decline.

The segments' architectural products units, Wausau Window and Wall Systems and Linetec, leveraged a combined sales gain of 24% into sharply higher operating income, reflecting both the higher volume and improved productivity.

GT's Viratec unit reported a 24% increase in sales levels over the same period a year ago. Although Viratec reported an expected net loss for the period, operating income results improved by 47% over the prior year quarter, mainly as a result of the improved volume at the relocated Optium CRT coating operation in San Diego. Viratec continues to be adversely affected by lower demand for its anti-glare filter and front-surface mirror products due to the economic slowdown in Asia. The completion of Viratec's vertical coater, which will provide enhanced capabilities to Viratec, this summer will conclude the previously announced GT capital expansion projects.

Despite a seasonally soft first quarter, the segment's Tru Vue unit recorded a 62% operating income increase on an 8% sales increase compared to the prior year's quarter. Increased demand for Tru Vue's value-added glass products was the primary factor contributing to the profit increase. During the quarter, Tru Vue completed construction of its new manufacturing facility in Chicago, Illinois. The relocation of production equipment and inventories from its old facility is expected to be completed in the second quarter.

Glass Services (GS)
-------------------
Glass Services generated a net sales gain of 8% over the same period a year ago. The segment's operating income increased 41%, from $5.2 million to $7.3 million in the first quarter. The segment's sales growth was driven primarily by double-digit growth at Harmon, Inc., the Company's full service building glass shops, and higher sales at Curvlite, the company's windshield manufacturing operation. Same-store unit retail sales rose by approximately 10% during the first quarter, but industry-wide pricing pressures significantly reduced the profit impact of this increase. Prior year results were depressed by investments in information technology systems and costs related to an aggressive advertising campaign by the segment's retail replacement autoglass business unit. Excluding last year's added costs, the operating earnings increase was modest, driven mainly by Harmon, Inc. and Curvlite.

At the close of the first quarter, GS had 341 Harmon retail stores and 79 Glass Depot distribution centers.

Discontinued Operations
------------------------

On May 13, 1999, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon Ltd., for consideration including $2 million cash and a $10.2 million secured, subordinated note, subject to closing adjustments relating to working capital balances. The results of Harmon Ltd., as well as those of the Company's Detention & Security unit, which was sold in November 1998, and the Company's international curtainwall operations are reported as discontinued operations. Earnings from operations of discontinued businesses for the period were nominal. The Company does not expect to recognize a material gain or loss on the sale of Harmon, Ltd.

Backlog
-------
At May 29, 1999, Apogee's consolidated backlog was $146 million, up slightly from February 27, 1999. The backlogs of GT's operations represented over 75% of Apogee's consolidated backlog.

Consolidated
------------
The following table compares first quarter results with year-ago results, as a percentage of sales, for each caption.

                                                                     Percentage of Net Sales
                                                                   ----------------------------
                                                                       1999             1998
                                                                   -----------      -----------
     Net sales                                                          100.0             100.0
     Cost of sales                                                       77.8              78.8
                                                                   ----------       -----------
       Gross profit                                                      22.2              21.2
     Selling, general and administrative expenses                        17.4              16.3
       Operating income                                                   4.8               5.0
     Interest expense, net                                                1.2               1.3
                                                                   ----------       -----------
       Earnings from continuing operations before
         income and other items                                           3.6               3.7
     Income taxes                                                         1.3               1.3
     Equity in net loss of affiliated companies                           0.2               0.2
     Minority interest                                                   (0.1)               --
                                                                   ----------       -----------
       Earnings from continuing operations                                2.1               2.2
     Earnings (loss) from discontinued operations                         0.0              (0.2)
                                                                   ----------       -----------
       Net earnings                                                       2.2               2.0
                                                                   ==========       ===========

     Effective tax rate                                                  36.0%             36.0 %

On a consolidated basis, cost of sales, as a percentage of net sales, fell slightly. Improved margins at Wausau, Viratec and Harmon, Inc., slightly offset by lower margins at Viracon, combined to reflect an increase in consolidated gross profit percentage over the prior year quarter. Selling, general and administrative (SG&A) expenses rose by $5.9 million, or 19%. The rise included increased personnel costs, as well as higher outside service expenditures, compared to the prior year period. Interest expense rose nominally during the quarter as slightly higher borrowing levels were mostly offset by lower borrowing rates. The effective income tax rate of 36.0% was even with the tax rate a year ago.

Liquidity And Capital Resources
-------------------------------
Financial Condition
-------------------
Net cash provided by operating activities
Operating activities produced $7.6 million in cash flow for the quarter. That figure reflected the combination of net earnings and noncash charges, offset by a $7.1 million increase in working capital, excluding cash. At quarter-end, the Company's working capital stood at $103.1 million. The primary factors underlying the increase in working capital were increased cash and decreased payables and accruals, partly offset by decreased receivables, compared to the prior year quarter-end.

Net cash provided by financing activities
Total borrowings stood at $188.1 million at May 29, 1999, up from the $166.4 million outstanding at February 27, 1999. The additional borrowings, along with cash provided by operating activities, was sufficient to finance the period's significant investing activities and cash dividend requirements. At May 29, 1999, long-term debt stood at 49% of total capitalization, compared to 56% at fiscal year-end 1999.

The Company anticipates bank borrowings to decrease over the next three quarters as capital spending returns to a normalized level after several quarters of significant expenditures related to unprecedented capacity expansion in fiscal 1999.

Net cash used in investing activities
Additions to property, plant and equipment during the quarter totaled approximately $25.3 million. Major items included expenditures for the GT capacity expansion activities noted above as well as expenditures on information systems projects throughout the Company. The Glass Services segment completed one acquisition of a wholesale distribution center for a total of $2.0 million cash.

Cash increased $4.5 million for the quarter.

Shareholders' Equity
--------------------
At May 29, 1999, Apogee's shareholders' equity stood at $133.8 million. Book value per share was $4.82, up from $4.73 per share at February 27, 1999, with outstanding common shares increasing nominally during the period. Net earnings and proceeds from common stock issued in connection with our stock-based compensation plans accounted for the increase, slightly offset by dividends paid.

Impact of Year 2000.
--------------------
Each of the Company's businesses has had project teams in place to evaluate its Information Technology (IT) systems, non-IT systems, and third-party readiness for compliance with Year 2000 requirements. For these purposes, the Company defines its "IT systems" as those hardware and software systems which comprise its central management information systems and its telephone systems. All other systems, including those involved in local, on-site product design or manufacturing, are considered "non-IT systems." "Third parties" include all the Company's key suppliers and customers.

The inventory, assessment and remediation stages of the Company's IT systems is substantially complete. The Company has several Enterprise Resource Planning
(ERP) system implementations designed to enable the businesses to operate more efficiently, which will also address the Year 2000 issue. At the end of May 1999, the Company believes that these ERP system implementations are approximately 50% complete, with planned completion by October 1999. Where existing systems are expected to remain in place beyond 1999, the company has identified Year 2000 issues and is completing the process of remediating, replacing or establishing alternative procedures addressing non-Year 2000 compliant systems and hardware. The Company believes these systems will also be complete by October 1999. Although the Company does not foresee a material adverse effect on its business, results of operations related to Year 2000 and the Company's IT systems, risk is not eliminated until the systems are fully installed, tested, and all non-compliant code identified, and corrected.

The Company's businesses have largely completed assessment, remediation and testing of embedded operating and applications software and hardware within its non-IT systems. The Company expects this phase to be completed by September 1999. While the Company does not believe that it is likely to experience adverse effects related to Year 2000 in the area of non-IT systems, failure to identify all Year 2000 controls or equipment, or failure to remediate them in a timely way, could result in the inability of a particular plant or facility to manufacture products or provide services in the ordinary course of business.

Virtually none of the Company's products are date sensitive.

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

The Company's businesses are developing contingency plans based on their review of IT systems, non-IT systems, and third party Year 2000 compliance progress. The Company is developing third party contingency plans as it identifies critical partners with evidence of non-compliance. The Company's contingency plans may include plans, where necessary, to establish additional or alternative sources of supply and channels of distribution.

Based on the Company's assessments completed to date, the Company's total cost of addressing Year 2000 issues is currently estimated to be in the range of $8 to $11 million, of which approximately $6 million has already been incurred. Aside from costs to implement ERP projects for other business purposes, IT related Year 2000 costs are estimated to be approximately $7 million.

The Company recognizes that issues related to Year 2000 constitute a material known uncertainty. The Company believes it is taking reasonable steps to address the Year 2000 problem. The failure to identify and remediate Year 2000 problems or the failure of external third parties who do business with the Company to effectively remediate their Year 2000 issues could cause system failures or errors, business interruptions and, in a worst case scenario, the inability to operate in the ordinary course of business for an unknown length of time. The effect on the Company's results of operations, financial position, or liquidity could be materially adverse. Additional information pertinent to assessing Year 2000 risk is found under the Company's statement entitled "Cautionary Statement" which is contained at the end of this Management Discussion and Analysis of Financial Condition and Operations.

New Accounting Standards
------------------------
In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, although earlier application is permitted. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net earnings or other comprehensive earnings, depending on the designated purpose of the derivative. The Company expects to adopt SFAS 133 in Fiscal 2002. SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

Cautionary Statement
--------------------
This report contains "forward-looking statements" with the meaning of the Private Securities Litigation Reform Act of 1995. A number of factors should be considered in conjunction with the report's forward-looking statements, any discussion of operations or results by the Company or its representatives and any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

These factors are set forth in the cautionary statements filed as Exhibit 99 to the Company's Form 10-K for the fiscal year ended February 27, 1999 and include, without limitation, cautionary statements regarding changes in economic and market conditions, factors related to competitive pricing, commercial building market conditions, management of growth of business units, costs or difficulties related to the operation of the businesses are greater than expected, the impact of foreign currency markets, the integration of acquisitions, the realization of expected economies gained through expansion and information systems technology updates.

The Company wishes to caution investors and others to review the statements set forth in Exhibit 99 and that other factors may prove to be important in affecting the Company's business or results of operations. These cautionary statements should be considered in connection with this Form 10-Q, including the forward looking statements contained in the Management's Discussion and Analysis of the Company's two business segments. These cautionary statements are intended to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company does not enter into market risk-sensitive instruments for trading purposes. The Company's principal market risk is sensitivity to interest rates, due to its significant debt to total capitalization ratio. To manage the Company's direct risk from changes in market interest rates, management actively monitors the interest-sensitive components of the Company's balance sheet, primarily debt obligations, as well as market interest rates, in order to minimize the impact of changes in interest rates on net earnings and cash flow.

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. The changes in interest rates affecting the Company's financial instruments would result in approximately a $2.0 million impact to net earnings, based upon the Company's current debt obligations. All other things being equal, as interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

The Company also routinely uses forward exchange contracts to hedge its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities, and future firm commitments of its operations. Forward exchange contracts are also used from time to time to manage near-term foreign currency cash requirements. The primary objective of these hedging activities is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized.

Given the Company's balanced foreign exchange position described above, an adverse change in foreign exchange rates upon which these contracts are based would result in exchange losses from these contracts that would, in all material respects, be fully offset by exchange gains on the underlying net monetary exposures for which the contracts are designated as hedges.

                                    PART II

                               OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:
     Exhibit (27).    Financial Data Schedule (EDGAR filing only)
     Exhibit (27.1).  Restated Financial Data Schedule (EDGAR filing only)


(b) The Company filed a Current Report on Form 8-K, dated and filed April 22, 1999, providing information on the Change in the Registrant's Independent Public Accountants.

     The Company filed a Current Report on Form 8-K, dated April 9, 1999 and filed April 23, 1999, announcing a purchase agreement between the Company and CH Holdings, Inc. for the sale of the stock of the Company's Harmon, Ltd. subsidiary.

     The Company filed a Current Report on Form 8-K, dated May 13, 1999 and filed May 27, 1999, announcing the completion of the sale of the stock of the Company's Harmon, Ltd. subsidiary to CH Holdings, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APOGEE ENTERPRISES, INC.


Date: July 12, 1999                 /s/ Russell Huffer
     ------------------                 --------------
                                        Russell Huffer
                                        Chairman, Chief Executive Officer and
                                          President


Date: July 12, 1999                 /s/ Robert G. Barbieri
     ------------------                 ------------------
                                        Robert G. Barbieri
                                        Vice President Finance and
                                          Chief Financial Officer

EXHIBITS INDEX

Exhibit
-------
Exhibit 27     Financial Data Schedule (EDGAR filing only)
Exhibit 27.1   Restated Financial Data Schedule (EDGAR filing only)