Form 10-Q
period 1999-08-28
APOGEE ENTERPRISES INC
filed 1999-10-08
CIK 6845

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

         For Quarter Ended August 28, 1999 Commission File Number 0-6365

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


                  Registrant's Telephone Number (612) 835-1874


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                       ---       ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


          Class                               Outstanding at September 30, 1999
          -----                               ---------------------------------
Common Stock, $.33-1/3 Par Value                        27,795,739

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED AUGUST 28, 1999


              Description                                                   Page
              -----------                                                   ----
PART I

Item 1.       Financial Statements

              Consolidated Balance Sheets as of August 28, 1999
                and February 27, 1999                                          3

              Consolidated Results of Operations for the
                Three Months and Six Months Ended
                August 28, 1999 and August 29, 1998                            4

              Consolidated Statements of Cash Flows for
                the Six Months Ended August 28, 1999 and
                August 29, 1998                                                5

              Notes to Consolidated Financial Statements                     6-7

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations               7-12

PART II       Other Information

Item 4        Submission of Matters to a Vote of Security Holders             13

Item 6.       Exhibits and Reports on Form 8-K                                13
              Exhibit Index                                                   15
              Exhibit 10 Form of First Amendment to Severance Agreement
                         between the Company and certain senior executive officers of the Company.
              Exhibit 27 Financial Data Schedule  (EDGAR filing only)
              Exhibit 27.1 Restated Financial Data Schedule  (EDGAR filing only)
              Exhibit 27.2 Restated Financial Data Schedule (EDGAR filing only)

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                    August 28,        February 27,
                                                                      1999                1999
                                                                -----------------    ----------------
                                                                   (unaudited)
ASSETS

Current assets
  Cash and cash equivalents                                       $    7,245           $    1,318
  Receivables, net of allowance for doubtful accounts                111,987              118,216
  Inventories                                                         69,047               68,171
  Deferred tax assets                                                  9,264               11,622
  Other current assets                                                 5,340                6,018
                                                                -----------------    ----------------
    Total current assets                                             202,883              205,345
                                                                -----------------    ----------------

Property, plant and equipment, net                                   199,801              180,428
Other assets
   Marketable securities - available for sale                         25,901               27,239
   Investments                                                           454                  570
   Intangible assets, at cost less accumulated
      amortization of $10,616 and $9,446, respectively                54,867               55,077
   Other                                                               2,420                2,532
                                                                -----------------    ----------------
       Total assets                                                 $486,326             $471,191
                                                                =================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                 $  32,712            $  43,166
  Accrued expenses                                                    46,261               51,738
  Billings in excess of costs and earnings on
      uncompleted contracts                                           13,187               11,622
  Accrued income taxes                                                11,420                7,385
  Current installments of long-term debt                                 756                1,300
                                                                -----------------    ----------------
    Total current liabilities                                        104,336              115,211
                                                                -----------------    ----------------

Long-term debt, less current installments                            169,661              165,097
Other long-term liabilities                                           29,070               27,845
Net liabilities of discontinued operations                            36,824               32,374

Shareholders' equity
  Common stock, $.33 1/3 par value; authorized 50,000,000
    shares; issued and outstanding 27,796,000 and 27,623,000
    shares, respectively                                               9,265                9,208
  Additional paid-in capital                                          44,822               41,903
  Retained earnings                                                   93,905               80,194
  Unearned compensation                                               (1,317)                (721)
  Net unrealized (loss) gain on marketable securities                   (240)                  80
                                                                -----------------    ----------------
    Total shareholders' equity                                       146,435              130,664
                                                                -----------------    ----------------
    Total liabilities and shareholders' equity                      $486,326             $471,191
                                                                =================    ================

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                       AUGUST 28, 1999 and AUGUST 29, 1998
            (Thousands of Dollars Except Share and Per Share Amounts)
                                   (unaudited)


                                                             Three Months Ended                      Six Months Ended
                                                      ----------------------------------     ---------------------------------
                                                        August 28,         August 29,          August 28,         August 29,
                                                           1999               1998               1999               1998
                                                      ---------------    ---------------     --------------     --------------

Net sales                                                   $218,450           $208,167           $429,573           $398,544
Cost of sales                                                173,114            162,288            337,321            312,226
                                                      ---------------    ---------------     --------------     --------------
    Gross profit                                              45,336             45,879             92,252             86,318
Selling, general and administrative expenses                  34,111             30,988             70,888             61,925
                                                      ---------------    ---------------     --------------     --------------
    Operating income                                          11,225             14,891             21,364             24,393
Interest expense, net                                          2,646              2,364              5,226              4,854
                                                      ---------------    ---------------     --------------     --------------
    Earnings from continuing operations
      before income taxes and other items below                8,579             12,527             16,138             19,539
Income taxes                                                   2,928              4,510              5,649              7,034
Equity in net loss of affiliated companies                       881                448              1,321                748
Minority interest                                              (160)               (63)              (277)               (63)
                                                      ---------------    ---------------     --------------     --------------
  Earnings from continuing operations                          4,930              7,632              9,445             11,820
Earnings  from discontinued operations,
   net of income taxes                                         9,111              1,523              9,166              1,213
                                                      ---------------    ---------------     --------------     --------------
    Net earnings                                            $ 14,041             $9,155            $18,611           $ 13,033
                                                      ===============    ===============     ==============     ==============
Earnings per share - basic
  Continuing operations                                       $ 0.18             $ 0.28             $ 0.34             $ 0.43
  Discontinued operations                                       0.33               0.06               0.33               0.04
                                                      ---------------    ---------------     --------------     --------------
  Net earnings                                                $ 0.51             $ 0.33             $ 0.67             $ 0.47
                                                      ===============    ===============     ==============     ==============
Earnings per share - diluted
  Continuing operations                                       $ 0.18             $ 0.27             $ 0.34             $ 0.43
  Discontinued operations                                       0.33               0.05               0.33               0.04
                                                      ---------------    ---------------     --------------     --------------
  Net earnings                                                $ 0.50             $ 0.33             $ 0.67             $ 0.47
                                                      ===============    ===============     ==============     ==============


See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998
                             (Thousands of Dollars)
                                   (unaudited)

                                                                            1999                 1998
                                                                       ----------------     ----------------
OPERATING ACTIVITIES
Net earnings                                                               $18,611              $13,033
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Net earnings from discontinued operations                                (9,166)              (1,213)
    Depreciation and amortization                                           16,706               12,995
    Provision for losses on accounts receivable                              1,170                1,055
    Deferred income tax expense                                              2,648                6,852
    Equity in net loss of affiliated companies                               1,321                  748
    Minority interest                                                         (277)                 (63)
    Net cash flow from (to) discontinued operations                          6,173               (4,477)
    Other, net                                                                 154                  133
                                                                       ----------------     ----------------
Cash flow before changes in operating assets and liabilities                37,340               29,063
    Changes in operating assets and liabilities, net of effect of acquisitions
        Receivables                                                          5,675              (19,619)
        Inventories                                                           (150)              (3,349)
        Other current assets                                                   678                1,826
        Accounts payable and accrued expenses                              (15,929)               5,574
        Billings in excess of costs and earnings on uncompleted
          contracts                                                          1,565                4,905
        Refundable income taxes and accrued income taxes                     9,421               12,186
        Other long-term liabilities                                            788                  265
                                                                       ----------------     ----------------
          Net cash provided by operating activities                         39,388               30,851
                                                                       ----------------     ----------------

INVESTING ACTIVITIES
Capital expenditures                                                       (34,759)             (31,089)
Acquisition of businesses, net of cash acquired                             (1,981)              (3,335)
Purchases of marketable securities                                         (18,714)             (10,242)
Sales/maturities of marketable securities                                   19,558                9,838
Investments in and advances to affiliated companies                         (1,205)                (575)
Proceeds from sale of property and equipment                                    53                  124
Net cash flow from discontinued operations                                   2,000                 ----
Other, net                                                                    (250)                  32
                                                                       ----------------     ----------------
          Net cash used in investing activities                            (35,298)             (35,247)
                                                                       ----------------     ----------------

FINANCING ACTIVITIES
Payments on long-term debt                                                  (1,380)                (840)
Proceeds from issuance of long-term debt                                     5,400               10,497
Increase in deferred debt expenses                                            (255)              (2,098)
Proceeds from issuance of common stock                                       2,763                2,332
Repurchase and retirement of common stock                                   (1,774)                (830)
Dividends paid                                                              (2,917)              (2,763)
                                                                      -----------------    -----------------
          Net cash provided by financing activities                          1,837                6,298
                                                                      -----------------    -----------------

Increase in cash and cash equivalents                                        5,927                1,902
Cash and cash equivalents at beginning of period                             1,318                7,853
                                                                      -----------------    -----------------
Cash and cash equivalents at end of period                                  $7,245               $9,755
                                                                      =================    =================

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
   ------------------------------------------

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 28, 1999 and August 29, 1998, the results of operations for the three months and six months ended August 28, 1999 and August 29, 1998 and cash flows for the six months ended August 28, 1999 and August 29, 1998. Certain prior year amounts have been reclassified to conform to the current period presentation.

The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended February 27, 1999. The results of operations for the three months and six months ended August 28, 1999 and August 29, 1998 are not necessarily indicative of the results to be expected for the full year.

The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2. Earnings per share
   ------------------

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

                                                 Three Months Ended                  Six Months Ended
                                           -------------------------------    -------------------------------
                                            August 28,        August 29,       August 28,        August 29,
                                               1999              1998             1999              1998
                                           -------------     -------------    -------------     -------------
        Basic earnings per
           share-weighted common
           shares outstanding              27,798,554        27,594,620       27,716,810        27,565,531
        Weighted common share
           assumed upon exercise
           of stock options                    77,529           217,551           94,678           231,813
                                           -------------     -------------    -------------     -------------
        Diluted earnings per
           share-weighted common
           shares and common
           shares equivalent
           outstanding                     27,876,083        27,812,171       27,811,488        27,797,344
                                           =============     =============    =============     =============

3. Inventories
--------------

        Inventories consist of the following:
                                                               August 28, 1999        February 27, 1999
                                                             --------------------    --------------------
        Raw materials                                               $17,127                 $16,324
        Work-in process                                               4,334                   3,157
        Finished                                                     46,364                  48,330
        Cost and earnings in excess of billings on
           uncompleted contracts                                      1,222                     360
                                                             --------------------    --------------------
           Total inventories                                        $69,047                 $68,171
                                                             ====================    ====================

4. Discontinued Operations
   -----------------------

On May 13, 1999, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon Ltd., for consideration including $2 million cash and a $5.3 million secured, subordinated note. The results of Harmon Ltd., as well as those of the Company's Detention & Security unit, which was sold in November 1998, and the Company's international curtainwall operations are reported as discontinued operations. Earnings from operations of discontinued businesses, net of taxes, for the quarter were $9.1 million, and for the six months were $9.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

Sales and Earnings
------------------
Net sales for the second quarter ended August 28, 1999 were $218.5 million, a 5% increase over the $208.2 million reported for the same period a year ago. Glass Technologies reported a 12% increase in net sales, while Glass Services reported only a nominal sales gain, primarily reflecting a small sales decline from auto glass operations. Second quarter net earnings of $14.0 million, or 50 cents per share diluted, were 53% higher than last year's $9.2 million, or 33 cents per share diluted. However, primarily due to pricing pressures and soft retail demand at auto glass operations, second quarter earnings from continuing operations decreased 35% to $4.9 million, or 18 cents per share-diluted, from $7.6 million, or 28 cents per share-diluted, for the prior year quarter. Earnings from discontinued operations, $9.1 million after-tax, increased from $1.5 million a year ago, the result of significant cash collections related to the completion of certain projects from the Company's discontinued Asian curtainwall operations. The Company announced its exit from curtainwall operations in Asia in late 1997 and is in the closing stages of its exit activities.

Net sales for the first six months increased 8%, to $429.6 million, compared to $398.5 million a year ago. Year-to-date net earnings increased 43% to $18.6 million, or 67 cents per share diluted, from $13.0 million, or 47 cents per share diluted, in the prior year. Earnings from continuing operations fell 20% to $9.4 million, or 34 cents per share-diluted from the prior year.

The following table presents the percentage change in net sales and operating income for the Company's three segments and on a consolidated basis, for three and six months when compared to the corresponding periods a year ago.

                                             Three Months Ended                              Six Months Ended
                                 --------------------------------------------   -------------------------------------------
                                      August 28,       August 29,      %             August 28,       August 29,      %
(Dollars in thousands)                   1999             1998        Chg               1999             1998        Chg
                                 --------------------------------------------   -------------------------------------------
Net Sales
Glass Technologies               $       88,345    $      78,568      12%       $     176,876     $     155,955       13%
Glass Services                          132,542          129,757       2              255,248           242,962        5
Intersegment elimination                 (2,437)            (158)   (1442)             (2,551)             (373)    (584)
                                 --------------------------------------------   -------------------------------------------
     Net sales                   $      218,450    $     208,167       5%       $     429,573     $     398,544        8%
                                 ============================================   ===========================================

Operating Income (Loss)
Glass Technologies               $        4,536    $       4,911      (8)%      $       8,555     $       9,027       (5)%
Glass Services                            5,952           10,562     (44)              13,298            15,766      (16)
Corporate and Other                         737             (582)     NM                 (489)             (400)     (22)
                                 --------------------------------------------   -------------------------------------------
     Operating income (loss)     $       11,225    $      14,891     (25)%      $      21,364     $      24,393      (12)%
                                 ============================================   ===========================================


Glass Technologies (GT)
-----------------------
Net sales at Glass Technologies increased 12% to $88.3 million in the second quarter, while operating income fell 8% to $4.5 million from last year's $4.9 million. The sales increase was primarily due to 20+% growth at Viracon and Viratec as both businesses experienced increased volume at their new facilities in Statesboro, GA and San Diego, CA, respectively. A major factor underlying the operating income decline was incremental depreciation expense of $1.9 million associated with the segment's capacity expansions.

Viracon, the segment's largest operating unit, reported a net sales increase of 21% and an operating income increase of 13% for the period compared to last year's second quarter. Customer demand for Viracon's high-performance architectural glass products remained strong. Backlog at August 28, 1999 was at an all-time high of $38.0 million. Production at Viracon's new Statesboro, Georgia facility continued to make progress, however, the ramp-up is proceeding at a slower pace than originally planned. At the beginning of the third quarter, Viracon reduced production at the Owatonna, MN plant in order to create efficiencies that should improve production velocity. As a result of this decision, this facility is not expected to be at full production until late in the third quarter.

Viratec reported a larger operating loss for the quarter as compared to the same quarter a year ago as a result of the combination of a technology change-over to accommodate a new product in its CRT coating operation in San Diego and fine-tuning the production of its new vertical coater in Faribault, MN to bring it up to nameplate capacity. The CRT technology changeover is expected to be completed in the third quarter, while the vertical coater is expected to resume production by the end of the fiscal year.

Tru Vue experienced record sales and profits for the second quarter as demand for Tru Vue's value-added glass products remained solid. Sales increased 6% and operating income increased 36% for the quarter as compared to the same quarter a year ago. The second quarter ended August 28, 1999 was the first full quarter of operation for the new Tru Vue manufacturing facility in Chicago, Illinois.

The Architectural Products Group reported decreased sales and operating income compared to the same period last year. This decrease in operating income was a result of slightly lower sales and the corresponding reduction in gross profit.

Despite strong backlog and strong demand for most of its products, Glass Technologies expects to report lower operating earnings for fiscal 2000, as compared to fiscal 1999, as a result of slower than expected ramp-up of production capacity at its Statesboro, GA, San Diego, CA and Faribault, MN facilities. However, sales and operating income are expected to increase in the second half of the year compared with the first six months of the year.

Glass Services (GS)
-------------------
As compared to a year ago, net sales increased 2% to $132.5 million at Glass Services. Operating income for the segment decreased 44% to $6.0 million from the same period a year ago despite a strong performance by Harmon, Inc.

The auto glass business reported a 2% decrease in sales and a 70% decrease in operating income as a result of continued distribution price pressures and soft retail demand. Charges associated with realignment of its business activities and management also contributed to lower operating income for the quarter. Same-store unit retail sales rose by approximately 5% during the second quarter, but industry-wide pricing pressures effectively offset the benefit of this increase. At the close of the second quarter, GS had 343 Harmon retail locations and 78 Glass Depot distribution centers.

Harmon Inc., the Company's full service building glass installation and repair shops, reported a 25% increase in net sales and a 113% increase in operating income for the quarter as compared to the same period a year ago, mainly due to increased volume and improved margins.

The continuation of significant pricing pressures and soft retail demand in auto glass operations make it likely that the segment will report significantly lower operating earnings in the last half of the year compared to the same period a year ago.

Discontinued Operations
------------------------
On May 13, 1999, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon Ltd., for consideration including $2 million cash and a $5.3 million secured, subordinated note. The results of Harmon Ltd., as well as those of the Company's Detention & Security unit, which was sold in November 1998, and the Company's international curtainwall operations are reported as discontinued operations. Earnings from operations of discontinued businesses, net of taxes, for the second quarter were $9.1 million, and for the six months were $9.2 million.

Backlog
-------
On August 28, 1999, the Company's consolidated backlog was $174.8 million, up 9% from the $160.5 million reported a year ago. The backlogs of GT's operations represented 66% of the Company's consolidated backlog.

Consolidated
------------
The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.


                                                       Three Months Ended           Six Months Ended
                                                    -------------------------   -------------------------
                                                       Aug. 28,    Aug. 29,        Aug. 28,    Aug. 29,
                                                         1999        1998            1999       1998
                                                    -------------------------   -------------------------
Net sales                                               100.0        100.0          100.0        100.0
Cost of sales                                            79.2         78.0           78.5         78.3
                                                    -------------------------   -------------------------
     Gross profit                                        20.8         22.0           21.5         21.7
Selling, general and administrative expenses             15.6         14.9           16.5         15.5
                                                    -------------------------   -------------------------
     Operating income                                     5.1          7.2            5.0          6.1
Interest expense, net                                     1.2          1.1            1.2          1.2
                                                    -------------------------   -------------------------
     Earnings from continuing operations before
     income and other items                               3.9          6.0            3.8          4.9
Income taxes                                              1.3          2.2            1.3          1.8
Equity in net earnings of affiliated companies            0.4          0.2            0.3          0.2
Minority interest                                        (0.1)         0.0           (0.1)         0.0
                                                    -------------------------   -------------------------
     Earnings from continuing operations                  2.3          3.7            2.2          3.0
Earnings from discontinued operations                     4.2          0.7            2.1          0.3
                                                    -------------------------   -------------------------
   Net earnings                                           6.4          3.7            4.3          3.0
                                                    =========================   =========================
Effective tax rate                                       34.0%        36.0%          35.0%        36.0%


On a consolidated basis for the three-month and six-month periods, gross profit fell as a percentage of net sales for the reasons noted above. Despite the gross profit increase recognized by Harmon, Inc., it was not enough to offset the decrease in gross profit reported by Viracon, Viratec, Wausau Architectural Products and auto glass operations for the quarter as compared to the prior year quarter. On a year-to-date basis, Viracon and auto glass operations reported a decrease in gross profit as a percent of sales while Viratec and Harmon, Inc. reported increases over last year. Selling, general and administrative (SG&A) expenses rose by $9.0 million, or 14% over the prior year period, primarily due to increased personnel and outside services costs. A portion of the increased personnel costs represented classification variances associated with the Company's many system conversions. Identification and quantification of such amounts are expected to be completed in the third quarter with appropriate reclassifications made to the prior year's figures. Interest expense increased slightly during the quarter as higher borrowing levels were offset by slightly lower borrowing rates. The six-month effective income tax rate of 35.0% was down slightly from 36.0% a year ago.

Liquidity and Capital Resources
-------------------------------
Financial Condition
-------------------
Net cash provided by operating activities
Cash provided by operating activities for the six months ended August 28, 1999 totaled $39.4 million. That figure reflected the combination of net earnings and noncash charges, such as depreciation and amortization. At quarter-end, the Company's working capital stood at $98.5 million. The primary factors underlying the increase in working capital were increased cash, decreased payables and accruals and cash flow from discontinued operations, partly offset by decreased receivables, increased billings in excess of costs and increased income taxes payable.

Net cash provided by financing activities
Bank borrowings stood at $170.4 million at August 28, 1999, up 2% from the $166.4 million outstanding at February 27, 1999. The borrowings, along with cash provided by operating activities, were sufficient to finance the period's significant investing activities and cash dividend requirements. At August 28, 1999, long-term debt stood at 57% of total capitalization, as compared to 56% at fiscal year-end 1999.

The Company anticipates no increase in borrowing levels over the next two quarters as capital spending levels return to a normalized level after several quarters of significant expenditures related to significant capacity expansion in fiscal 1999 and the first half of fiscal 2000.

Net cash used in investing activities
Additions to property, plant and equipment during the six months ended August 28, 1999 totaled approximately $34.8 million. Major items included expenditures for the GT expansion activities noted above as well as expenditures on information systems projects throughout the Company. The Company projects full-year capital expenditures of approximately $50 million.

Cash increased $5.9 million for the six months ended August 28, 1999.

Shareholders' Equity
--------------------
At August 28, 1999, Apogee's shareholders' equity stood at $146.4 million. Book value per share was $5.27, up from $4.73 per share at February 27, 1999, with outstanding common shares increasing nominally during the period. Net earnings and proceeds from common stock issued in connection with the Company's stock-based compensation plans accounted for the increase, slightly reduced by dividends paid.

Impact of Year 2000
-------------------
Each of the Company's businesses has had project teams in place to evaluate its Information Technology (IT) systems, non-IT systems, and third-party readiness for compliance with Year 2000 requirements. For these purposes, the Company defines its "IT systems" as those hardware and software systems which comprise its central management information systems and its telephone systems. All other systems, including those involved in local, on-site product design or manufacturing, are considered "non-IT systems." "Third parties" include the Company's key suppliers and customers.

The inventory, assessment and remediation stages of the Company's IT systems are substantially complete. The Company has several Enterprise Resource Planning
(ERP) system implementations designed to enable the businesses to operate more efficiently, which will also address the Year 2000 issue. As of the end of September 1999, the Company believed that these ERP system implementations were approximately 85% complete, with planned completion during October 1999. Where existing systems are expected to remain in place beyond 1999, the Company has identified Year 2000 issues and is completing the process of remediating, replacing or establishing alternative procedures addressing non-Year 2000 compliant systems and hardware. The Company believes mission-critical systems will be completed during October 1999. Although the Company does not foresee a material adverse effect on its business, results of operations related to Year 2000 or the Company's IT systems, risk is not eliminated until the systems are fully installed, tested, and all non-compliant code identified, and corrected.

The Company's businesses have completed assessment, remediation and implementation of embedded operating and applications software and hardware within its mission-critical non-IT systems. Remaining systems will be completed by late Fall 1999. While the Company does not believe that it is likely to experience adverse effects related to Year 2000 in the area of non-IT systems, failure to identify all Year 2000 controls or equipment, or failure to remediate them in a timely way, could result in the inability of a particular plant or facility to manufacture products or provide services in the ordinary course of business.

Virtually none of the Company's products are date sensitive.

The Company's businesses have contacted key customers and suppliers to assess Year 2000 compliance within their organizations to assure no material interruption in these important third party relationships. This dialogue and process has been and will continue to be ongoing throughout 1999. Non-compliant customers and suppliers will be evaluated in terms of the degree of risk posed to the Company's business. If there were significant non-compliance by key customers and suppliers, the Company might experience a material adverse effect on the businesses with those specific third-party relationships.

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

Based on the Company's assessments completed to date, the Company's total cost of addressing Year 2000 issues is currently estimated to be in the range of $7-8 million, of which approximately $6 million has already been incurred. Aside from costs to implement ERP projects for other business purposes, the IT related portion of the total Year 2000 costs is estimated to be approximately $6-7 million.

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

Cautionary Statements
---------------------
This report contains "forward-looking statements" with the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management's current expectations or beliefs. There can be no assurances given that the reorganization and realignment of the Company's auto glass businesses and management team will lead to successful operating results for those companies now or in the future or that the strategic alternatives proposed for such businesses will be available on terms acceptable to the Company. Also, there can be no assurances that the ramp-up of new plant capacity in the Glass Technologies businesses will proceed as anticipated and will lead to successful operating results for those companies now or in the future.

A number of other factors should be considered in conjunction with the report's forward-looking statements, any discussion of operations or results by the Company or its representatives and any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company. These other factors are set forth in the cautionary statements filed as Exhibit 99 to the Company's Form 10-K for the fiscal year ended February 27, 1999 and include, without limitation, cautionary statements regarding changes in economic and market conditions, factors related to competitive pricing, commercial building market conditions, management of growth of business units, greater than expected costs or difficulties related to the operation of the businesses, the impact of foreign currency markets, the integration of acquisitions, the realization of expected economies gained through expansion and information systems technology updates.

The Company wishes to caution investors and others to review the statements set forth in Exhibit 99 and that other factors may prove to be important in affecting the Company's business or results of operations. These cautionary statements should be considered in connection with this Form 10-Q, including the forward-looking statements contained in the Management's Discussion and Analysis section of this Form 10-Q. These cautionary statements are intended to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

                                     PART II

                                OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Apogee Enterprises, Inc. Annual Meeting of Shareholders was held on June 22, 1999. The number of outstanding shares on the record date for the Annual Meeting was 27,759,555. Eighty-eight percent of the outstanding shares were represented in person or by proxy at the meeting.

The candidates for election as Class I Directors listed in the proxy statement were elected to serve three-year terms, expiring at the 2002 Annual Meeting of Shareholders. The proposals to approve the Company's Deferred Compensation Plan for Non-Employee Directors and to ratify the appointment of Arthur Andersen LLP as independent auditors for the Company for the 2000 fiscal year were also approved. The results of these matters voted upon by the shareholders are listed below.

                                                                   Number of Shares
                                            ----------------------------------------------------------------
                                                In Favor         Withheld/Against       Abstained/Unvoted
                                            -----------------    ------------------    ---------------------
Election of Class I Directors
    Barbara B. Grogan                          23,398,919             1,043,830
    J. Patrick Horner                          23,464,018               978,731
    Stephen C. Mitchell                        23,462,688               980,061

Approval of the Company's
   Deferred Compensation Plan
   for Non-Employee Directors                  22,775,607             1,558,571                 108,571

Ratification of the appointment
  of Arthur Andersen LLP
  as independent auditors                      24,196,498               208,714                  37,537


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:

     Exhibit (10).     Form of First Amendment to Severance Agreement between
                       the Company and certain senior executive officers of the
                       Company.
     Exhibit (27).     Financial Data Schedule (EDGAR filing only).
     Exhibit (27.1).   Restated Financial Data Schedule (EDGAR filing only).
     Exhibit (27.2).   Restated Financial Data Schedule (EDGAR filing only).

(b) The Company filed Amendment No. 1 to Current Report on Form 8-K/A, dated June 8, 1999 and filed June 8, 1999, amending its Current Report on Form 8-K, dated April 9, 1999 and filed April 23, 1999.

CONFORMED COPY



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          APOGEE ENTERPRISES, INC.


Date:   October 8, 1999                   /s/Russell Huffer
                                          -----------------
                                          Russell Huffer
                                          Chairman, Chief Executive Officer and
                                          President


Date:   October 8, 1999                   /s/Robert G. Barbieri
                                          ---------------------
                                          Robert G. Barbieri
                                          Vice President Finance and
                                          Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------

Exhibit 10 Form of First Amendment to Severance Agreement between the Company and certain senior executive officers of the Company.
Exhibit 27     Financial Data Schedule (EDGAR filing only)
Exhibit 27.1   Restated Financial Data Schedule (EDGAR filing only).
Exhibit 27.2   Restated Financial Data Schedule (EDGAR filing only).