Form 10-Q
period 1999-11-27
APOGEE ENTERPRISES INC
filed 2000-01-11
CIK 6845

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

        For Quarter Ended November 27, 1999 Commission File Number 0-6365
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  [X]   NO  [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                           Outstanding at December 31, 1999
--------------------------------            --------------------------------
Common Stock, $.33-1/3 Par Value                      27,749,015

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS
                     FOR THE QUARTER ENDED NOVEMBER 27, 1999


              Description                                                   Page
              -----------                                                   ----
PART I

Item 1.       Financial Statements

              Consolidated Balance Sheets as of November 27, 1999
                and February 27, 1999                                          3

              Consolidated Results of Operations for the
                Three Months and Nine Months Ended
                November 27, 1999 and November 28, 1998                        4

              Consolidated Statements of Cash Flows for
                the Nine Months Ended November 27, 1999 and
                November 28, 1998                                              5

              Notes to Consolidated Financial Statements                       6

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations                  7

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      12


PART II       Other Information

Item 6.       Exhibits                                                        13
              Exhibit Index                                                   15

Item 1.  Financial Statements

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                            November 27,        February 27,
                                                                                1999                1999
                                                                          -----------------    ----------------
ASSETS                                                                     (unaudited)
Current assets
  Cash and cash equivalents                                                 $    1,074           $    1,318
  Receivables, net of allowance for doubtful accounts                          117,604              118,216
  Inventories                                                                   71,037               68,171
  Deferred tax assets                                                           10,292               11,622
  Other current assets                                                           4,854                6,018
                                                                          -----------------    ----------------
    Total current assets                                                      $204,861              205,345
                                                                          -----------------    ----------------

Property, plant and equipment, net                                             198,184              180,428
Other assets
   Marketable securities - available for sale                                   26,320               27,239
   Investments                                                                     429                  570
   Intangible assets, at cost less accumulated amortization of
     $11,222 and $9,446, respectively                                           54,387               55,077
   Other                                                                         2,286                2,532
                                                                          -----------------    ----------------
       Total assets                                                           $486,467             $471,191
                                                                          =================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                           $  31,691            $  43,166
  Accrued expenses                                                              48,771               51,738
  Billings in excess of costs and earnings on uncompleted contracts             15,817               11,622
  Accrued income taxes                                                           3,118                7,385
  Current installments of long-term debt                                           462                1,300
                                                                          -----------------    ----------------
    Total current liabilities                                                   99,859              115,211
                                                                          -----------------    ----------------

Long-term debt, less current installments                                      186,325              165,097
Other long-term liabilities                                                     28,722               27,845
Net liabilities of discontinued operations                                      29,837               32,374

Shareholders' equity
  Common stock, $.331/3  par value; authorized 50,000,000
    shares; issued and outstanding 27,759,000 and 27,623,000
    shares, respectively                                                         9,253                9,208
  Additional paid-in capital                                                    44,628               41,903
  Retained earnings                                                             89,137               80,194
  Unearned compensation                                                         (1,005)                (721)
  Net unrealized (loss) gain on marketable securities                             (289)                  80
                                                                          -----------------    ----------------
    Total shareholders' equity                                                 141,724              130,664
                                                                          -----------------    ----------------
    Total liabilities and shareholders' equity                                $486,467             $471,191
                                                                          =================    ================

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                     November 27, 1999 and November 28, 1998
            (Thousands of Dollars Except Share and Per Share Amounts)
                                   (unaudited)

                                                            Three Months Ended                        Nine Months Ended
                                                    ------------------------------------     -------------------------------------
                                                     November 27,        November 28,         November 29,         November 28,
                                                         1999                1998                 1999                 1998
                                                    ----------------    ----------------     ----------------     ----------------
Net sales                                             $202,790             $192,665             $632,363             $591,209
Cost of sales                                          172,231              150,365              509,552              462,591
                                                    ----------------    ----------------     ----------------     ----------------
    Gross profit                                        30,559               42,300              122,811              128,618
Selling, general and administrative expenses            35,324               30,743              106,212               92,668
                                                    ----------------    ----------------     ----------------     ----------------
    Operating (loss) income                             (4,765)              11,557               16,599               35,950
Interest expense, net                                    2,438                2,289                7,664                7,143
                                                    ----------------    ----------------     ----------------     ----------------
    (Loss) earnings from continuing
operations                                              (7,203)               9,268                8,935               28,807
     before income taxes and other items below
Income tax (benefit) provision                          (2,522)               3,337                3,127               10,371
Equity in net loss of affiliated companies                 641                  316                1,962                1,064
Minority interest                                          (34)                 (53)                (311)                (116)
                                                    ----------------    ----------------     ----------------     ----------------
  (Loss) earnings from continuing operations            (5,288)               5,668                4,157               17,488
Earnings from discontinued operations,
    net of income taxes                                  2,310                1,582               11,476                2,795
                                                    ----------------    ----------------     ----------------     ----------------
     Net (loss) earnings                              $ (2,978)            $  7,250             $ 15,633             $ 20,283
                                                    ================    ================     ================     ================
(Loss) earnings per share-Basic
  Continuing operations                               $ (0.19)             $   0.21             $   0.15             $   0.63
  Discontinued operations                                 0.08                 0.06                 0.41                 0.10
                                                    ----------------    ----------------     ----------------     ----------------
  Net (loss) earnings                                 $  (0.11)            $   0.26             $   0.56             $   0.74
                                                    ================    ================     ================     ================
(Loss) earnings per share-Diluted
  Continuing operations                               $  (0.19)            $   0.20             $   0.15             $   0.63
  Discontinued operations                                 0.08                 0.06                 0.41                 0.10
                                                    ----------------    ----------------     ----------------     ----------------
  Net (loss) earnings                                 $  (0.11)            $   0.26             $   0.56             $   0.74
                                                    ================    ================     ================     ================

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998
                             (Thousands of Dollars)
                                   (unaudited)

                                                                            1999                 1998
                                                                       ----------------     ----------------
OPERATING ACTIVITIES
Net earnings                                                               $15,633              $20,283
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Net earnings from discontinued operations                               (11,476)              (2,795)
    Depreciation and amortization                                           25,083               19,532
    Provision for losses on accounts receivable                              1,555                1,364
    Deferred income tax expense                                              1,557                4,549
    Equity in net loss of affiliated companies                               1,962                1,064
    Minority interest                                                         (311)                (116)
    Net cash flow from (to) discontinued operations                          4,498               (8,640)
    Other, net                                                                 224                  231
                                                                       ----------------     ----------------
Cash flow before changes in operating assets and liabilities                38,725               35,472
    Changes in operating assets and liabilities, net of effect of acquisitions
        Receivables                                                           (327)             (17,208)
        Inventories                                                         (2,216)              (5,797)
        Other current assets                                                 1,164                2,135
        Accounts payable and accrued expenses                              (14,440)              (2,684)
        Billings in excess of costs and earnings on uncompleted
          Contracts                                                          4,195                7,266
        Refundable income taxes and accrued income taxes                    (1,972)              18,154
        Other long-term liabilities                                            875                  472
                                                                       ----------------     ----------------
          Net cash provided by operating activities                         26,004               37,810
                                                                       ----------------     ----------------

INVESTING ACTIVITIES
Capital expenditures                                                       (42,184)             (50,058)
Acquisition of businesses, net of cash acquired                             (1,983)              (3,361)
Purchases of marketable securities                                         (12,185)             (14,605)
Sales/maturities of marketable securities                                   12,535               13,659
Investments in and advances to affiliated companies                         (1,821)              (1,025)
Proceeds from sale of property and equipment                                 1,240                  166
Net cash flow from discontinued operations                                   2,000                  ---
Other, net                                                                    (136)                 126
                                                                       ----------------     ----------------
          Net cash used in investing activities                            (42,534)             (55,098)
                                                                       ----------------     ----------------

FINANCING ACTIVITIES
Payments on long-term debt                                                    (960)              (1,145)
Proceeds from issuance of long-term debt                                    21,350               16,497
Increase in deferred debt expenses                                            (330)              (2,188)
Proceeds from issuance of common stock                                       2,781                2,961
Repurchase and retirement of common stock                                   (2,179)              (1,182)
Dividends paid                                                              (4,376)              (4,214)
                                                                      -----------------    -----------------
          Net cash provided by financing activities                         16,286               10,729
                                                                      -----------------    -----------------

Decrease in cash and cash equivalents                                         (244)              (6,559)
Cash and cash equivalents at beginning of period                             1,318                7,853
                                                                      -----------------    -----------------
Cash and cash equivalents at end of period                                 $ 1,074              $ 1,294
                                                                      =================    =================

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 27, 1999 and November 28, 1998, the results of operations for the three months and nine months ended November 27, 1999 and November 28, 1998 and cash flows for the nine months ended November 27, 1999 and November 28, 1998. Certain prior year amounts have been reclassified to conform to the current period presentation.

     The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended February 27, 1999. The results of operations for the three months and nine months ended November 27, 1999 and November 28, 1998 are not necessarily indicative of the results to be expected for the full year.

     The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.


2.   Earnings per share

     The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

                                                    Three Months Ended                        Nine Months Ended
                                           --------------------------------------    -------------------------------------
                                             November 27,         November 28,        November 27,         November 28,
                                                 1999                 1998                1999                 1998
                                           -----------------    -----------------    ----------------     ----------------
        Basic earnings per
           share-weighted common
           shares outstanding                    27,794,374           27,635,881          27,742,665           27,588,981
        Weighted common shares
           assumed upon exercise
           of stock options                                              127,828              66,709              197,152
                                                       ----
                                           -----------------    -----------------    ----------------     ----------------
        Diluted earnings per
           share-weighted common
           shares and common
           shares equivalent
           outstanding                           27,794,374           27,763,709          27,809,374           27,786,133
                                           =================    =================    ================     ================

3.   Inventories

     Inventories consist of the following:

                                                               November 27, 1999        February 27, 1999
                                                             ----------------------    --------------------
        Raw materials                                                 $18,572                 $16,324
        Work-in process                                                 5,003                   3,157
        Finished                                                       46,539                  48,330
        Cost and earnings in excess of billings on
           uncompleted contracts                                          923                     360
                                                             ----------------------    --------------------
           Total inventories                                          $71,037                 $68,171
                                                             ======================    ====================

4.   Discontinued Operations

     On May 13, 1999, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon Ltd., for consideration including $2 million cash and a $5.3 million secured, subordinated note. The results of Harmon Ltd., as well as those of the Company's Detention & Security unit, which was sold in November 1998, and the Company's international curtainwall operations are reported as discontinued operations. Earnings from operations of discontinued businesses, net of taxes, for the three months and nine months ended November 27, 1999 were $2.3 million and $11.5 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following selected financial data should be read in conjunction with the Company's Form 10-K for the year ended February 27, 1999 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings
------------------

Third quarter net sales were $202.8 million, up 5% from $192.7 million a year ago. Net sales at Glass Technologies rose 10%, while net sales at Glass Services increased 3%. Third quarter results reflected a net loss from continuing operations of $5.3 million, or $0.19 per diluted share, compared with net earnings of $5.7 million, or $0.20 per diluted shared, in the year-ago quarter. This year's third quarter included $2.3 million after-tax, or $0.08 per diluted share, in earnings from discontinued operations, which mainly reflected recognition of tax benefits associated with the completion of the sale of the Company's domestic curtainwall operations.

Net sales for the nine months ended November 27, 1999, increased 7%, to $632.4 million, compared to $591.2 million a year ago. Year-to-date net earnings from continuing operations of $4.2 million fell 76% from the $17.5 million reported a year ago. Year-to-date net earnings from discontinued operations were $11.5 million, or $0.41 per diluted share. These results reflect significant cash collections related to the completion of certain projects from the Company's discontinued Asian curtainwall operations as well as the tax benefit noted above.

The following table presents the percentage change in net sales and operating income for the Company's two segments and on a consolidated basis, for three and nine months when compared to the corresponding periods a year ago.

                                              Three Months Ended                                 Nine Months Ended
                                 ----------------------------------------------    ----------------------------------------------
                                      November 27,       November 28,     %            November 27,       November 28,      %
(Dollars in thousands)                    1999               1998        Chg               1999               1998         Chg
                                 ----------------------------------------------    ----------------------------------------------
Net Sales
Glass Technologies               $       87,361      $      79,329        10%      $     264,237      $     235,284         12%
Glass Services                          117,050            113,520         3             372,298            356,482          4
Intersegment elimination                 (1,621)              (184)      781              (4,172)              (557)       649
                                 ----------------------------------------------    ----------------------------------------------
     Net sales                   $      202,790      $     192,665         5%      $     632,363      $     591,209          7%
                                 ==============================================    ==============================================

Operating Income (Loss)
Glass Technologies               $         (937)     $       5,878        NM       $       7,618      $      14,905        (49)%
Glass Services                           (3,593)             5,937        NM               9,705             21,703         55
Corporate and Other                        (235)              (258)       (9)%              (724)              (658)        10
                                 ----------------------------------------------    ----------------------------------------------
     Operating income (loss)     $       (4,765)     $      11,557        NM       $      16,599      $      35,950        (54)%
                                 ==============================================    ==============================================

Glass Technologies (GT)
-----------------------
Net sales at GT increased 10% to $87.4 million, led by strong growth at Tru Vue, Viratec and Wausau. Due to low operating rates and additional costs incurred during the quarter to improve production rates at Viracon and Viratec, the segment reported an operating loss of $0.9 million compared with operating income of $5.9 million in last year's third quarter. Ramp-up of production volumes continued to progress at the Viracon and Viratec facilities in Statesboro, GA and San Diego, CA, respectively, but was well below original expectations.

Viracon, the segment's largest operating unit, reported net sales at prior year levels. Viracon reported an operating loss for the quarter as compared to solid earnings for the same period a year ago. The change in profitability was the result of the Owatonna, MN plant reporting a small loss for the quarter, while the new Statesboro, GA facility reported another operating loss. The Owatonna loss was due to reduced operating rates and additional costs incurred to position the facility for improved production velocity. These actions affected the facility until late in the third quarter. Viracon's Statesboro, GA facility reduced its operating loss, compared to the first two quarters of the fiscal year, while again increasing its sales and production volumes. However, the ramp-up is proceeding at a slower pace than originally planned. Backlog for Viracon at November 27, 1999 was at an all-time high of $38.6 million.

Viratec reported a larger operating loss for the quarter as compared to the same quarter a year ago despite a net sales increase of 48%. The decreased earnings were a result primarily of a slower than anticipated ramp-up of its technology change-over to accommodate a new product in its CRT coating operation in San Diego as well as its new vertical coater in Faribault, MN.

Tru Vue recorded increases of 15% and 31% in net sales and operating income, respectively, for the quarter as compared to the same period a year ago. These improvements reflect the strong demand for Tru Vue's higher margin, value-added picture framing glass products.

The Architectural Products Group, which consists of Wausau Window and Wall Systems and Linetec, also reported sales growth of 15% for the quarter as well as another solid quarter of operating income.

Despite strong backlog and strong demand for most of its products, GT expects to report lower operating earnings for the fourth quarter and the year as compared to the same periods in fiscal 1999. This primarily reflects the slower than expected ramp-up of production capacity at its Viracon and Viratec locations.

Glass Services (GS)
-------------------
As compared to the prior year quarter, GS sales for the quarter increased 3% to $117.1 million. GS reported an operating loss of $3.6 million compared with operating income of $5.9 million in last year's third quarter.

The auto glass business reported a 1% decrease in net sales as compared to the third quarter of the prior year. A significant operating loss was recorded by this business primarily as a result of continued pricing pressures in the retail and wholesale business and soft retail demand. Same-store unit retail sales remained virtually unchanged for the quarter, but same-store dollar sales fell approximately 8% as a result of industry-wide pricing pressures. At the end of the quarter, GS had 335 retail locations and 80 Glass Depot distribution centers.

Harmon, Inc., the Company's full service building glass installation and repair business, reported a 50% decrease in operating income, compared to last year's extremely strong third quarter while reporting an 18% increase in net sales. Last year's results included significant margin recognition on the unit's construction contracts.

Auto glass industry conditions continue to be extraordinarily weak, particularly in pricing at the distribution and retail channels. Although the Company is working to reduce annualized operating costs, it anticipates another sizable operating loss for GS in the fourth quarter, which is historically the seasonal low point for the auto glass industry. The Company is actively considering strategic alternatives for its auto glass business, which may require additional investment or expense, or both.

Discontinued Operations
-----------------------
On May 13, 1999, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon Ltd., for consideration including $2 million cash and a $5.3 million secured, subordinated note. The results of Harmon Ltd., as well as those of the Company's Detention & Security unit, which was sold in November 1998, and the Company's international curtainwall operations are reported as discontinued operations. Earnings from operations of discontinued businesses, net of taxes, for the three months and nine months ended November 27, 1999 were $2.3 million and $11.5 million, respectively.

Backlog
-------
On November 27, 1999, Apogee's consolidated backlog stood at $178 million, up 15% from the $156 million reported a year ago. The backlog of GT's operations represented 64% of the Company's consolidated backlog.

Consolidated
------------
The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.


                                                        Three Months Ended          Nine Months Ended
                                                     -------------------------   ------------------------
                                                      Nov. 27,     Nov. 28,       Nov. 27,    Nov. 28,
                                                        1999         1998           1999        1998
                                                     -------------------------   ------------------------
Net sales                                                100.0       100.0           100.0       100.0
Cost of sales                                             84.9        78.0            80.6        78.2
                                                     -------------------------   ------------------------
     Gross profit                                         15.1        22.0            19.4        21.8
Selling, general and administrative expenses              17.4        16.0            16.8        15.7
                                                     -------------------------   ------------------------
     Operating (loss) income                              (2.3)        6.0             2.6         6.1
Interest expense, net                                      1.2         1.2             1.2         1.2
                                                     -------------------------   ------------------------
     (Loss) earnings from continuing operations
      before income and other items                       (3.6)        4.8             1.4         4.9
Income taxes                                              (1.2)        1.7             0.5         1.8
Equity in net earnings of affiliated companies             0.3         0.2             0.3         0.2
Minority interest                                          0.0         0.0             0.0         0.0
                                                     -------------------------   ------------------------
    (Loss) earnings from continuing operations            (2.6)        2.9             0.7         3.0
Earnings from discontinued operations                      1.1         0.8             1.8         0.5
                                                     -------------------------   ------------------------
     Net (loss) earnings                                  (1.5)        3.8             2.5         3.4
                                                     =========================   ========================

Effective tax rate                                         35.0%        36.0%          35.0%       36.0%

On a consolidated basis for the three-month and nine-month periods, gross profit fell significantly as a percentage of net sales. As compared to the prior year's nine-month results, gross profit at Tru Vue, Architectural Products and Harmon, Inc. increased due to solid demand and favorable sales mix for these operations, but not enough to offset the gross profit declines reported by Viracon, Viratec and the auto glass businesses, where margins fell for the reasons noted above.

Selling, general and administrative (SG&A) expenses rose by $4.6 million, or 15%, for the quarter, and by $13.5 million, or 15%, for nine months primarily due to increased personnel and outside services costs. A portion of the increased personnel costs represented classification variances associated with the Company's many system conversions; quantification of such classifications is not considered to be cost effective. Gross profit benefited as a result of these classification variances. Interest expense rose 7% over last year for both the three-month and nine-month periods, due to higher borrowing levels offset by slightly lower interest rates. The nine-month effective income tax rate was 35.0% compared to a 36.0% tax rate in fiscal 1999.

Liquidity and Capital Resources
-------------------------------

Financial Condition
-------------------
Net cash provided by operating activities
Cash provided by operating activities for the nine months ended November 27, 1999 totaled $26.0 million. That figure primarily reflected the combination of net earnings and noncash charges, such as depreciation and amortization. At quarter end, the Company's working capital stood at $105.0 million, an increase of $15.0 million over year-end fiscal 1999. This increase in working capital is primarily due to increased inventories, decreased payables/accruals and decreased income taxes payable, compared to year-end, fiscal 1999. Decreased deferred tax assets and increased billings in excess of costs partly offset these items. Increased bank borrowings reflect the excess of working capital, capital expenditures and dividend requirements over the Company's cash provided by operating activities.

Net cash provided by financing activities
Bank borrowings stood at $186.8 million at November 27, 1999; 12% higher than the $166.4 million outstanding at February 27, 1999. At November 27, 1999, long-term debt stood at 57% of total capitalization, as compared to 56% at fiscal year-end 1999.

The Company anticipates bank borrowings to increase slightly over the remainder of the fiscal year as working capital, capital expenditures and dividend requirements are expected to exceed the Company's cash provided by operating activities.

Net cash used in investing activities
Additions to property, plant and equipment during the nine months ended November 27, 1999 totaled approximately $42.2 million. Major items included expenditures for the GT expansion activities as well as expenditures on information systems projects throughout the Company. The Company expects to incur total expenditures of approximately $50 million in fiscal 2000, approximately half of which were expended in the first quarter.

Cash decreased $0.2 million for the nine months ended November 27, 1999.

Shareholders' Equity
--------------------
At November 27, 1999, Apogee's shareholders' equity stood at $141.7 million. Book value per share was $5.11, up from $4.73 per share at February 27, 1999, with outstanding common shares decreasing nominally during the period. Net earnings and proceeds from common stock issued in connection with the Company's stock-based compensation plans accounted for the increase, slightly offset by dividends paid.

Impact of Year 2000
-------------------
Each of the Company's businesses had project teams in place to evaluate its Information Technology (IT) systems, non-IT systems, and third-party readiness for compliance with Year 2000 requirements. For these purposes, the Company defines its "IT systems" as those hardware and software systems which comprise its central management information systems and its telephone systems. All other systems, including those involved in local, on-site product design or manufacturing, are considered "non-IT systems." "Third parties" include the Company's key suppliers and customers.

Across the Company, remediation activities were completed prior to the calendar year rollover. Each business organized planning, testing and support teams to monitor systems, equipment and facilities before, during and after New Year's weekend. As of January 5th, no material issues have surfaced in any business operations, systems or third party relationships. While the Company does not expect further Year 2000 issues to arise, project teams will continue to monitor IT and non-IT systems through normal operational and support processes.

Virtually none of the Company's products are date-sensitive.

Based on the Company's assessments completed through early January 2000, the Company's total cost of addressing Year 2000 issues is currently estimated to be in the range of $6-7 million. Aside from costs to implement ERP projects for other business purposes, the IT-related portion of the total Year 2000 costs is estimated to be 90% of total Year 2000 expenditures.

The Company recognizes that issues related to Year 2000 constitute a material known uncertainty. The Company believes it has been taking reasonable steps to address the Year 2000 problem. The failure to identify and remediate Year 2000 problems or the failure of external third parties who do business with the Company to effectively remediate their Year 2000 issues could cause system failures or errors, business interruptions and, in a worst case scenario, the inability to operate in the ordinary course of business for an unknown length of time. The effect on the Company's results of operations, financial position, or liquidity could be materially adverse.


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

Cautionary Statements
---------------------
This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: whether the cost savings programs implemented at the auto glass businesses will lead to improved operating results, the continuation of unfavorable industry conditions in the auto glass businesses, whether the strategic alternatives being considered for the auto glass businesses will be available on terms favorable to the Company, whether the production ramp-ups of new or expanded plant capacity in the Glass Technologies segment will proceed as anticipated and will lead to successful operating results for those companies now or in the future, whether demand for GT products and services will continue at present rates and whether generally favorable economic conditions will continue.

A number of other factors should be considered in conjunction with this report's forward-looking statements, any discussion of operations or results by the Company or its representatives and any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company. These other factors are set forth in the cautionary statement filed as Exhibit 99 to the Company's Form 10-K for the fiscal year ended February 27, 1999 and include, without limitation, cautionary statements regarding changes in economic and market conditions, factors related to competitive pricing, commercial building market conditions, management of growth of business units, greater than expected costs or difficulties related to the operation of the businesses, the impact of foreign currency markets, the integration of acquisitions, the realization of expected economies gained through expansion and information systems technology updates. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

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

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. The changes in interest rates affecting the Company's financial instruments would result in approximately a $2.5 million impact to net earnings, based upon the Company's current debt obligations. All other things being equal, as interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

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

                                     PART II

                                OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit 10.1      Waiver and Amendment No. 3 to Credit Agreement
         Exhibit 27.       Financial Data Schedule (EDGAR filing only).
         Exhibit 27.1      Restated Financial Data Schedule (EDGAR filing only).

CONFORMED COPY



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           APOGEE ENTERPRISES, INC.


Date:  January 10, 2000                    /s/Russell Huffer
                                           -----------------
                                           Russell Huffer
                                           Chairman, Chief Executive Officer and
                                             President


Date:  January 10, 2000                    /s/Robert G. Barbieri
                                           ---------------------
                                           Robert G. Barbieri
                                           Vice President Finance and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------

Exhibit 10.1      Waiver and Amendment No. 3 to Credit Agreement
Exhibit 27.       Financial Data Schedule (EDGAR filing only).
Exhibit 27.1      Restated Financial Data Schedule (EDGAR filing only).