Form 10-K
period 2000-02-26
APOGEE ENTERPRISES INC
filed 2000-05-16
CIK 6845

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 26, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-6365

                            APOGEE ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                     Minnesota                           41-0919654
         (State or other jurisdiction of               (IRS Employer
         incorporation or organization)             Identification Number)

      7900 Xerxes Avenue South - Suite 1800
          Minneapolis, Minnesota                            55431
    (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (952) 835-1874

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes     No X .
               ---   ---

     The aggregate market value of voting stock held by non-affiliates of the registrant on April 30, 2000 was $99,194,250. The number of shares outstanding of the Registrant's Common Stock at April 30, 2000 was 27,844,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II, Item 9 and Part III hereof incorporate information by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held June 20, 2000.

                            APOGEE ENTERPRISES, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                      For the year ended February 26, 2000

                   Description                                             Page
                   -----------                                             ----
PART I
------
     Item 1.       Business                                                  3

     Item 2.       Properties                                                6

     Item 3.       Legal Proceedings                                         7

     Item 4.       Submission of Matters to a Vote
                   of Security Holders                                       7

                   Executive Officers of the Registrant                      7
PART II
-------

     Item 5.       Market for the Registrant's
                   Common Equity and Related
                   Stockholder Matters                                       7

     Item 6.       Selected Financial Data                                   9

     Item 7.       Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                                11

     Item 7a.      Quantitative and Qualitative Disclosures
                   About Market Risk                                        18

     Item 8.       Financial Statements and
                   Supplementary Data                                       18

     Item 9.       Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure                                     19

PART III
--------

     Item 10.      Directors and Executive Officers
                   of the Registrant                                        19

     Item 11.      Executive Compensation                                   19

     Item 12.      Security Ownership of Certain
                   Beneficial Owners and Management                         19

     Item 13.      Certain Relationships and
                   Related Transactions                                     19
PART IV
-------

     Item 14.      Exhibits, Financial Statement
                   Schedules and Reports on Form 8-K                        19

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

     Apogee's businesses are organized into two operating segments: Glass Technologies and Glass Services. Glass Technologies (GT) serves the architectural and imaging and display markets. Glass Services (GS) serves the automotive glass replacement and repair market and provides building glass installation and replacement services. In fiscal 2000, Apogee's Board of Directors authorized the exit from the Company's interest in VIS'N Service Corporation, a non-auto glass focused, third party administered claims processor. Also, in fiscal 2000, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon, Ltd. During fiscal 1999, the Company divested two business units: its detention/security systems contracting and domestic curtainwall businesses. Combined with the fiscal 1998 exit from international curtainwall operations, these transactions effectively removed the Company from large-scale construction, in addition to the third-party administered claims processing business. Accordingly, these businesses are reported as discontinued operations. A more detailed description of our results and financial position is provided in Part II, Item 7. Financial information about the Company's segments can be found at Note 19 to the consolidated financial statements of Apogee Enterprises, Inc. contained elsewhere in this report. See "Index of Financial Statements and Schedules."


Glass Technologies
------------------

     The businesses of the Glass Technologies segment add value to ordinary glass through fabrication of high-technology coatings products which provide strength, energy efficiency in high-rise structures and optical clarity for mirrors, glare filter screens and picture frame glass. The operating units in this segment include Viracon, an architectural glass fabricator, Viratec Thin Films (Viratec), a producer of coated glass for computer anti-glare screens and other optical devices, Tru Vue, a picture framing glass unit, and Architectural Products (Wausau Window and Wall Systems and Linetec), a manufacturer of commercial and institutional window systems and a provider of painting and anodizing services.

     Viracon fabricates finished glass products and provides glass coating services. The operating unit purchases flat, unprocessed glass in bulk quantities from which a variety of glass products are fabricated, including insulated, heat-processed and laminated architectural glass; security glass and laminated industrial glass.

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

     The Viracon unit is able to fabricate all types of architectural glass (insulating, laminated and combinations of both) at its Owatonna, Minnesota and its new Statesboro, Georgia facilities. The Statesboro facility began production in March 1999. Combined with its glass coating capabilities, the unit is able to provide a full range of products from these facilities. Together with capacity improvements at the Owatonna, Minnesota facility, the Statesboro facility will cause Viracon's capacity over the next two fiscal years to increase by approximately 50%.

     Viracon markets its products nationally and overseas to glass distributors, contractors and industrial glass fabricators. A substantial portion of its glass product is delivered to customers by Viracon's fleet of company-owned trucks, providing "backhaul" capability for its raw materials, thereby reducing shipping time, transportation costs and breakage expense.

     Viratec develops advanced, optical-display and imaging coatings for glass and other surfaces. These products are used in anti-glare computer screens, high-quality optical components and high performance mirror products for the imaging industry. Viratec markets optical display and imaging products to both domestic and overseas customers. These customers provide further assembly, marketing and distribution to end-users. The Optium(TM) coating line was relocated in fiscal 1999 from Minnesota to southern California, a location closer to the flow of customers' computer monitor supply chains. Viratec added a new, large-scale flat glass coating line in its Minnesota facility, which went on line in late fiscal 2000.

     Tru Vue is one of the largest domestic manufacturers of value-added picture framing glass. Tru Vue provides its customers with a full array of picture framing glass products, including clear, reflection control, which diminishes reflection, and conservation glass, which blocks ultraviolet rays. Tru Vue is also a manufacturer of conservation picture framing matboard, which complements the unit's glass product offerings. The products are distributed primarily through independent distributors which, in turn, supply local picture framing markets. During the first quarter of fiscal 1999, Tru Vue broke ground for a new facility in the Chicago area. The new facility was completed during the first quarter of fiscal 2000 and will allow greater production capacity and efficiency.

     Wausau Window and Wall Systems (Wausau), an Architectural Products unit, designs and manufactures high-quality, thermally-efficient aluminum window and curtainwall systems. These products meet high standards of wind load capacity and resistance to air and moisture infiltration. Wausau's aluminum window frame designs are engineered to be thermally efficient, utilizing high-strength polyurethane to limit the transfer of heat or cold through the window frame. Products are marketed through a nationwide network of distributors and a direct sales staff. Sales are made to building contractors and to building owners for retrofitting older buildings. Wausau maintains design and product engineering staffs to prepare aluminum window and curtainwall system designs to fit customers' needs and to originate new product designs.

     Linetec, an Architectural Products unit, has two metal coating facilities which provide anodized and fluoropolymer coatings to metal. Anodizing is the electrolytic process of putting a protective, often colored, oxide film on light metal, typically aluminum. In late fiscal 1999, Linetec added color capability to anodized coatings. Fluoropolymer coatings are high quality paints which are sometimes preferred over anodizing because of the wider color selection. Coatings are applied to window and curtainwall components for industrial metal fabricators (including Wausau), as well as other companies' metal, plastic, wood or glass products.

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

     Harmon AutoGlass, a Minneapolis-based company, is the second largest auto glass retailer in the United States. Harmon opened its first shop 51 years ago in downtown Minneapolis and today has grown to 467 retail service centers in 43 states and 1,300 mobile installation vehicles. In response to changing market conditions, the business was restructured in fiscal 2000 to reduce fixed cost overhead. In fiscal 2001, approximately 40 retail auto facility closings are expected. Retail coverage in closed store markets is being maintained by mobile vans and service centers operated from facilities shared with businesses outside of the Company. In addition, Harmon has a network of more than 3,300 affiliated auto glass retailers across the country.

     Harmon has a diverse customer base, including insurance companies, commercial fleets and consumers. While Harmon's primary business is windshield repair and replacement, Harmon retail stores also offer an inventory of flat glass for home window repair and table tops. Harmon's website provides information on safety and technology and allows customers to locate stores and conveniently schedule appointments online.

     Harmon operates two call centers in Orlando, Florida and Eau Claire, Wisconsin. The centers, on behalf of the insurance company or fleet customers, process consumer or fleet owner glass replacement claims electronically.

     Harmon is committed to its values of safety, quality, expertise and customer service. Harmon believes that it has one of the best customer satisfaction ratings in the industry. And, Harmon is an industry leader in employee training. All Harmon technicians participate in a rigorous internal certification program. Harmon also requires technicians to be certified by the National Auto Glass Association.

     The GS wholesale centers, known as Glass Depot, supply the Harmon AutoGlass service centers with auto and flat glass and related products, as well as selling wholesale to other glass installers. Due to the variety of makes and models of automobiles, auto glass service centers typically stock only windshields for the most popular models. As a result, there is a demand for distributors to maintain inventories of auto glass and to provide prompt delivery. Through the segment's National Distribution Center (NDC), a mega-distribution center offering other manufacturers' products as well as its own for both domestic and foreign vehicles, the segment is able to maintain a broad selection of automotive glass. The NDC also offers AutoGlass Express, a delivery system which allows the unit to fill customers' orders on an individual basis versus the industry norm of truckload orders. Purchases of fabricated automotive glass are made from several primary glass manufacturers and fabricators, including the segment's Curvlite unit.

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

     GS' Harmon, Inc. offers complete design, engineering, installation and replacement or glazing services for commercial, institutional and other buildings. While the installation of building glass in new construction projects is the core business, service and retrofit construction of older buildings are adding to growth. This unit offers 24-hour replacement service for storm or vandalism damage. In-house engineering capabilities allow Harmon, Inc. to duplicate the original design or create a completely new appearance for renovated buildings.

     As of February 26, 2000, GS had 324 Harmon AutoGlass retail locations, 143 co-branded retail facilities and 77 Glass Depot distribution centers, and its Harmon, Inc. unit operated in 12 geographic markets. The segment continues to explore opportunities to expand the reach of its businesses.

Competition
-----------

     The Company's businesses are in industries that are, in general, fairly mature and highly competitive. The Glass Technologies segment competes with several large integrated glass manufacturers and numerous smaller specialty fabricators. Product pricing and service are the primary competitive factors in this market. GT's Architectural Products unit competes against several major aluminum window manufacturers and primarily serves the custom portion of the construction market in which the primary competitive factors are product quality, reliable service and the ability to provide technical engineering and design services. The Glass Services auto glass businesses compete with other auto glass shops, glass warehouses, car dealers, body shops and fabrication facilities on the basis of pricing and customer service. Its competition consists of national and regional chains as well as significant local competition. GS' Harmon, Inc. competes against local and regional construction companies where primary competitive factors are quality engineering and service.

Markets
-------

     GT services the architectural glass, computer, optical imaging and picture framing glass markets in which coated glass is becoming the industry standard. These markets are very competitive, highly responsive to new products and can be price-sensitive. The Company believes that GT possesses one of the world's largest coating capacities for glass and is a leading fabricator and global distributor of high-performance architectural glass. Its fully integrated glass fabrication and coating capabilities allow the segment to meet customer needs and react quickly to market demands while developing new products.

     GS services the automotive glass aftermarket, which is influenced by a variety of factors, including new car sales, speed limits, road conditions, the economy, weather and average number of miles driven. In recent years, a transformation of the industry's pricing structure has intensified competition. Major purchasers of auto glass, such as insurance companies, have increasingly requested volume pricing and insurance claims processing on a national scale. As a result, margins have narrowed at the retail level and, to a lesser extent, at wholesale and manufacturing levels. In addition, the Harmon, Inc. market is affected by the economy, new construction, retrofits, renovations and industry pricing.

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

Trademarks and Patents
----------------------

     The Company has several nationally recognized trademarks and trade names which it believes have significant value in the marketing of its products. Harmon AutoGlass(R), Viratec(R), Tru Vue(R), Linetec(R) and Glass Depot(R) are registered trademarks and Optium(TM) is a listed trademark of the Company. Viratec Thin Films has obtained several patents pertaining to its glass coating methods. However, no single patent is considered to be materially important to the Company.

Foreign Operations and Export Sales
-----------------------------------

     During the years ended February 26, 2000, February 27, 1999 and February 28, 1998, the Company's export sales, principally from GT operations, amounted to approximately $42,096,000, $40,316,000 and $61,321,000, respectively.

Employees
---------

     The Company employed 6,404 persons at February 26, 2000, of whom approximately 679 were represented by labor unions. The Company is a party to 40 collective bargaining agreements with several different unions. Approximately 18% of the collective bargaining agreements will expire during fiscal 2001. The number of collective bargaining agreements to which the Company is a party will vary with the number of cities with active nonresidential construction contracts. The Company considers its employee relations to be very good and has not recently experienced any significant loss of work days due to strike.

Backlog
-------

     At February 26, 2000, the Company's total backlog of orders considered to be firm was $175,137,000 compared with $148,432,000 at February 27, 1999.

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


Facility                                         Location            Owned/Leased            Function
--------                                         --------            ------------            --------
Glass Technologies
------------------
Viracon                                        Owatonna, MN              Owned               Mfg./Admin.
Viracon                                        Statesboro, GA            Owned               Mfg.
Viracon - Temp II Bldg.                        Owatonna, MN              Owned               Mfg.
Viratec Thin Films, Inc.                       Faribault, MN             Owned               Mfg./Admin.
Viratec Thin Films, Inc.                       San Diego, CA             Leased              Mfg.
Tru Vue                                        McCook, IL                Owned               Mfg./Admin.
Wausau Window and Wall Systems                 Wausau, WI                Owned               Mfg./Admin.
Wausau Window and Wall Systems - Plant II      Wausau, WI                Owned               Mfg.
Wausau Window and Wall Systems - Plant III     Wausau, WI                Owned               Mfg.
Linetec (Painting)                             Wausau, WI                Owned               Mfg./Admin.
Linetec (Anodizing)                            Wausau, WI                Owned               Mfg.

Glass Services
--------------
Viracon/Curvlite                               Owatonna, MN              Owned               Mfg./Admin.
National Distribution Center                   Owatonna, MN              Owned               Warehouse/Admin.
Harmon AutoGlass, Glass
  Depot, and Harmon Inc. headquarters          Minneapolis, MN           Leased              Administrative
Harmon Solutions-Call Center                   Orlando, FL               Owned               Administrative
Harmon Solutions-Call Center                   Eau Claire, WI            Leased              Administrative

Other
-----
Apogee Corporate Office                        Minneapolis, MN           Leased              Administrative


     In addition to the locations indicated above, at fiscal year-end, the Glass Services segment had 324 retail, 77 distribution and 143 co-branded facility locations nationally. The majority of such locations are leased. Also, Harmon, Inc. had 13 leased locations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter ended February 26, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

         NAME           AGE     POSITION
         ----           ---     --------
Russell Huffer          50     Chairman, President and Chief Executive Officer

Joseph T. Deckman       55     Executive Vice President

Larry D. Stordahl       56     Executive Vice President

Robert G. Barbieri      44     Vice President - Finance and Chief Financial
                               Officer

Michael A. Bevilacqua   43     Treasurer - Senior Director of Business
                               Development

Patricia A. Beithon     46     General Counsel and Secretary

James S. Porter         40     Corporate Controller


     Executive officers are elected annually by the Board of Directors and serve for a one-year period. None of the executive officers or directors of the Company are related.

     Mr. Huffer has been an employee of the Company for more than the last five years. Mr. Barbieri joined the Company in 1997. Prior to joining the Company, Mr. Barbieri held several financial management positions at Air Products and Chemicals, Inc. in Allentown, Pennsylvania. Mr. Deckman joined the Company in May 1995. Prior to joining the Company, Mr. Deckman held several management positions at Master Builders, Inc. in Cleveland, Ohio. Mr. Stordahl joined the Company in August 1998. Prior to joining the Company, Mr. Stordahl held several management positions with SPX Corporation in Owatonna, Minnesota. Mr. Bevilacqua joined the Company in April 1998. Prior to joining the Company, Mr. Bevilacqua held several financial management positions at Air Products and Chemicals, Inc. in Allentown, Pennsylvania. Ms. Beithon joined the Company in September 1999. Prior to joining the Company, Ms. Beithon held a divisional legal counsel position with Pfizer, Inc. subsidiaries, American Medical Systems, Inc. and Schneider (USA), Inc. in Minneapolis, Minnesota. Mr. Porter joined the Company in August 1997. Prior to joining the Company, Mr. Porter held financial management positions at Rollerblade, Inc. in Minneapolis, Minnesota.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         ----------------------------------------------------------------
         MATTERS
         -------

Market Information
------------------

     Apogee common stock is traded on the Nasdaq National Market, under the ticker symbol APOG. Stock price quotations are printed daily in major newspapers. During the fiscal year ended February 26, 2000, the average trading volume of Apogee common stock was 2,666,000 shares per month, according to NASDAQ.

     As of April 30, 2000, there were 27,844,000 shares of common stock outstanding, of which about 8.1 percent were owned by officers and directors of Apogee. At that date, there were approximately 2,043 shareholders of record and 8,073 shareholders for whom securities firms acted as nominees.

     The following chart shows the quarterly range and year-end close of the Company's common stock price per share over the past five fiscal years.


                      Quarter                    Quarter                    Quarter                    Quarter             Year
                         I                          II                        III                        IV                 End
              -------------------------    ---------------------     -----------------------    ----------------------    -------
  1996         8 1/4      -          9      7 1/4    -     9 1/8      7 1/8     -     7 7/8      6 1/2    -     9 7/8      9 13/16
  1997         9 5/8      -     14 1/4     13 1/4    -    18 1/4     15 1/4     -    22 5/8     17 1/4    -    23 3/4     19 7/8
  1998        14          -     21 1/4     17 3/4    -    22 5/8     21 1/8     -        25     10 3/8    -    23 1/4     12 15/16
  1999        11 13/16    -     15 1/4     11 1/8    -    15 1/2      8 1/8     -    12 7/8      8 3/4    -    12 3/8      8 3/4
  2000         8 3/4      -     13 3/4      7 7/8    -    14 5/16     5 11/16   -     8 5/8      4        -     6 5/16     5


Dividends
---------

     It is Apogee's policy, subject to Board review and approval, to pay quarterly cash dividends in May, August, November and February. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly cash dividends per share for the past five fiscal years.

                      Quarter   Quarter   Quarter   Quarter
                         I        II        III        IV      Year
                    --------------------------------------------------
            1996       0.040      0.040     0.043     0.043    0.165
            1997       0.043      0.043     0.045     0.045    0.175
            1998       0.045      0.045     0.050     0.050    0.190
            1999       0.050      0.050     0.053     0.053    0.205
            2000       0.053      0.053     0.053     0.053    0.210

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     The following information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.



Dollar amounts in thousands, except per share data**         2000          1999          1998            1997           1996
----------------------------------------------------- -------------- ------------- ------------- -------------- ---------------
Operating Results
Net sales                                               $ 840,488       788,062       731,094        642,226          567,823
Gross profit                                            $ 167,235       170,415       165,139        143,761          116,426
Operating income                                        $  19,418        43,352        45,659         44,628           34,729
Earnings (loss) from continuing operations              $   3,071        20,245        24,114         26,827           20,656
Earnings (loss) from discontinued operations            $   9,104         4,988       (75,169)          (607)          (2,820)
Net earnings (loss)                                     $  12,175        25,233       (51,055)        26,220           17,836
Earnings (loss) per share - basic
     From continuing operations                         $    0.11          0.73          0.87           0.98             0.76
     From discontinued operations                       $    0.33          0.18         (2.70)         (0.02)           (0.10)
     Net earnings (loss)                                $    0.44          0.91         (1.84)          0.96             0.66
Earnings (loss) per share - diluted
     From continuing operations                         $    0.11          0.73          0.85           0.96             0.76
     From discontinued operations                       $    0.33          0.18         (2.65)         (0.02)           (0.10)
     Net earnings (loss)                                $    0.44          0.91         (1.80)          0.93             0.65
Effective tax rate - %                                       35.0          36.0          36.5           31.3             36.0

Operating Ratios
Gross margin - %                                             19.9          21.6          22.6           22.4             20.5
Operating margin - %                                          2.3           5.5           6.2            6.9              6.1
Net margin - continuing operations - %                        0.4           2.6           3.3            4.2              3.6
Net margin - %                                                1.4           3.2          (7.0)           4.1              3.1
Return on
         Average shareholders' equity - %                     9.1          21.0         (36.2)          16.9             13.5
     Average invested capital - %                             3.7           8.3         (16.7)           9.2              7.6
     Average total assets - %                                 2.6           5.8         (12.5)           7.1              5.5

Funds Flow Data
Depreciation and amortization                           $  33,019        25,798        22,463         17,860           13,122
Capital expenditures                                    $  44,025        77,392        37,892         34,203           20,038
Dividends                                               $   5,833         5,666         5,251          4,806            4,453

Year-End Data
Total assets                                            $ 481,154       466,389       405,526        410,522          327,233
Current assets                                          $ 214,422       204,308       206,858        159,095          149,414
Current liabilities                                     $ 135,397       119,796        97,750         86,178           83,574
Working capital                                         $  79,025        84,512       109,108         72,916           65,840
     Current ratio                                            1.6           1.7           2.1            1.8              1.8
Long-term debt                                          $ 164,371       165,097       151,967        127,640           79,102
     % of invested capital                                   50.2          51.0          53.1           39.4             32.5
Shareholders' equity                                    $ 137,772       130,664       109,600        172,150          138,922
     % of invested capital                                   42.1          40.4          38.3           53.1             57.0

Investment Information
Dividends per share                                     $   0.210         0.205         0.190          0.175            0.165
Book value per share                                    $    4.97          4.73          3.99           6.17             5.14
Price range during year:
     High                                               $ 14 5/16        15 1/2            25         23 3/4            9 7/8
     Low                                                $       4         8 1/8        10 3/8          9 5/8            6 1/2
     Close                                              $       5         8 3/4      12 15/16         19 7/8          9 13/16
Price/earnings ratio at year-end                             11.4           9.6            NM             21               15
Dividend yield at year-end - %                                4.2           2.4           1.5            0.9              1.7
Shares outstanding at year end                         27,743,000    27,623,000    27,453,000     27,882,000       27,034,000
Average monthly trading volume                          2,666,000     1,962,000     4,065,092      4,795,244        1,775,740
----------------------------------------------------- -------------- ------------- ------------- -------------- ---------------


Dollar amounts in thousands, except per               1995       1994*          1993           1992          1991          1990
share data
---------------------------------------------      ----------- ------------- -------------- ------------- ------------- -----------
Operating Results
Net sales                                       $  516,022       426,400          367,878       364,578       368,094       349,483
Gross profit                                    $  102,400        84,184           71,141        67,193        74,816        71,629
Operating income                                $   31,535        23,803            8,779         2,730        17,629        18,968
Earnings (loss) from continuing operations      $   19,160        16,279            6,657        (1,300)        7,391         6,314
Earnings (loss) from discontinued operations    $   (6,110)      (12,446)          (2,143)         9,805        9,626         7,781
Net earnings (loss)                             $   13,050         3,833            4,514         8,505        17,017        14,095
Earnings (loss) per share - basic
     From continuing operations                 $     0.72          0.62             0.25         (0.05)         0.27          0.23
     From discontinued operations               $    (0.23)        (0.47)           (0.08)         0.36          0.36          0.29
     Net earnings (loss)                        $     0.49          0.14             0.17          0.32          0.63          0.52
Earnings (loss) per share - diluted
     From continuing operations                 $     0.71          0.61             0.25         (0.05)         0.27          0.23
     From discontinued operations               $    (0.23)        (0.47)           (0.08)         0.36          0.35          0.29
     Net earnings (loss)                        $     0.48          0.14             0.17          0.31          0.62          0.52
Effective tax rate - %                                36.0          36.0             36.0          36.0          36.0          36.0

Operating Ratios
Gross margin - %                                      19.8          19.7             19.3          18.4          20.3          20.5
Operating margin - %                                   6.1           5.6              2.4           0.7           4.8           5.4
Net margin - continuing operations - %                 3.7           3.8              1.8          (0.4)          2.0           1.8
Net margin - %                                         2.5           0.9              1.2           2.3           4.6           4.0
Return on
     Average shareholders' equity - %                 10.9           3.4              4.0           7.6          16.6          15.7
     Average invested capital - %                      6.7           2.4              3.0           5.7          11.5           9.9
     Average total assets - %                          4.5           1.6              2.1           4.2           8.8           7.6

Funds Flow Data
Depreciation and amortization                   $   11,972        12,423           12,344        14,407        12,000        11,008
Capital expenditures                            $   22,603        11,447            6,393         9,985        11,988        15,353
Dividends                                       $    4,154         3,841            3,584         3,505         3,248         2,693

Year-Endc Data
Total assets                                    $  317,085       257,877          213,372       212,282       196,292       192,572
Current assets                                  $  155,608       123,301          102,869       112,847       106,614        89,942
Current liabilities                             $   90,876        92,536           61,702        63,786        48,441        43,418
Working capital                                 $   64,732        30,765           41,167        49,061        58,173        46,524
      Current ratio                                    1.7           1.3              1.7           1.8           2.2           2.1
Long-term debt                                  $   80,566        35,688           28,419        25,267        29,398        41,366
     % of invested capital                            35.6          21.6             18.7          17.0          19.9          27.7
Shareholders' equity                            $  124,628       114,062          112,336       113,780       109,050        95,753
     % of invested capital                            55.1          69.0             74.1          76.6          73.8          64.2

Investment Information
Dividends per share                             $    0.155         0.145            0.135         0.130         0.120         0.100
Book value per share                            $     4.64          4.28             4.26          4.23          4.05          3.56

Price range during year:
     High                                       $    9 1/4         8 7/8            6 3/8             9       10 1/16         9 3/8
     Low                                        $    5 3/4         5 1/8            4 1/8         4 3/4         6 5/8         6 1/2
     Close                                      $    8 5/8         7 1/4          5 13/16         6 1/8             9         7 3/8
Price/earnings ratio at year-end                        18            50               34            19            14            14
Dividend yield at year-end - %                         1.9           2.0              2.3           2.1           1.3           1.4
Shares outstanding at year end                  26,886,000    26,624,000       26,354,000    26,922,000    26,954,000    26,934,000
Average monthly trading volume                   1,613,012       518,900          644,294     1,386,058     1,212,682     1,722,972
------------------------------------------- --- ------------- ------------- -------------- ------------- ------------- -------------

* Fiscal 1994 figures reflect the cumulative effect of a change in accounting for income taxes, which increased net earnings by $525,000, or 4 cents per share.
** Share and per share data have been adjusted for the fiscal 1997 stock dividend.
NM=Not meaningful

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

In fiscal 2000, Apogee experienced slower than expected production ramp-ups in Glass Technologies, and weak conditions in our auto glass operations. This offset record results in the Company's Tru Vue, Architectural Products (Wausau Windows & Wall Systems and Linetec) and Harmon, Inc. businesses. During fiscal 2000, the Company brought on line significant new capacity in Glass Technologies with the start-up of Viracon's Statesboro, Georgia facility, Tru Vue's new facility and the addition of Viratec's new vertical coater.

Performance

Fiscal 2000 Compared To Fiscal 1999
The following table illustrates the relationship between various components of operations, stated as a percent of net sales, for each of the fiscal years in the three-year period ended February 26, 2000. Fiscal 1999 results are restated to reflect the effect of discontinued operations reported for fiscal 2000. Fiscal 1998 was not impacted by these discontinued operations reported in fiscal 2000.

Percent of Net Sales                           2000     1999     1998
--------------------------------------------- ------- -------- ---------
Net sales                                      100.0   100.0     100.0
Cost of sales                                   80.1    78.4      77.4
      Gross profit                              19.9    21.6      22.6
Selling, general and
  administrative expenses                       17.6    16.1      16.3
      Operating income                           2.3     5.5       6.2
Interest and other expense, net                  1.2     1.2       0.9
      Earnings from continuing operations
      before income taxes and other items        1.1     4.3       5.4
Income taxes                                     0.4     1.5       2.0
Equity in net loss of affiliated companies       0.3     0.2       0.1
     Earnings from continuing operations         0.4     2.6       3.3
Earnings (loss) from discontinued operations     1.1     0.6     (10.3)
      Net earnings (loss)                        1.4     3.2      (7.0)
--------------------------------------------- ------- -------- ---------

Consolidated net sales increased 7% to $840 million in fiscal 2000. The Glass Services (GS) segment reported a net sales gain of 5%, while the Glass Technologies (GT) segment reported a net sales gain of 11%. Net sales of GS's replacement auto glass businesses were flat with those of a year ago although unit volume increased slightly, while net sales of its building glass services unit grew by 29%. GT's net sales increase is due to capacity increases at Viracon, Inc. (Viracon), Viratec Thin Films (Viratec) and to a lesser extent at Tru Vue.

On a consolidated basis, cost of sales, as a percentage of net sales, rose to 80.1%, up from 78.4% in fiscal 1999. The primary factors underlying the resulting decline in gross profit were slower than anticipated production ramp-ups at Viracon and Viratec, along with increased costs to increase production velocity at Viracon and a decline in margin in the replacement auto glass businesses. These factors were partially offset by margin improvements at GS's Harmon, Inc. and to a lesser extent at GT's Architectural Products units.

Selling, general and administrative (SG&A) expenses grew by $20.8 million, or 16%. The primary factors for the growth were an increase in salaries, bad debts, marketing costs, outside services, information systems and severance costs, offset by a decrease in bonuses and incentives. A portion of the increased personnel costs represented classification variances associated with the Company's many system conversions; quantification of such classifications is not considered cost effective. Gross profit benefited as a result of these classification variances.

Net interest expense rose 9% to $10.4 million in fiscal 2000. The increase reflected higher weighted average outstanding borrowing levels and to a lesser extent, slightly higher interest rates under the Company's revolving credit agreement. The Company expects slightly lower interest expense for fiscal 2001 as decreases in debt are expected to be offset by slightly higher rates.

Apogee's effective income tax rate was 35.0% of pre-tax earnings from continuing operations, down marginally from the 36.0% rate recorded in fiscal 1999.

Apogee's equity in the net loss of affiliated companies was $2.8 million in fiscal 2000 compared to $1.4 million a year ago, largely associated with the Company's TerraSun research and development venture.

Apogee's fiscal 2000 earnings from continuing operations declined to $3.1 million, or $0.11 diluted earnings per share. This compared to earnings from continuing operations of $20.2 million, or $0.73 diluted earnings per share, a year earlier.

Earnings from operations of discontinued businesses was $9.1 million after tax, or $0.33 diluted earnings per share, compared to $5.0 million, or $ 0.18 diluted earnings per share, a year earlier.

Apogee's fiscal 2000 net earnings were $12.2 million, or $0.44 diluted earnings per share. This compared to $25.2 million, or $0.91 diluted earnings per share, a year ago. The return on average shareholders' equity was 9.1% in fiscal 2000 versus 21.0% for fiscal 1999.

Segment Analysis
The following information provides a more detailed look at each of the Company's two business segments. See also Note 19-Business Segment Data in the Notes to Consolidated Financial Statements for a three-year history of each segment's net sales, operating income, identifiable assets, capital expenditures, and depreciation and amortization.


(Dollar amounts in thousands)           2000        1999            1998
------------------------------ --------------  ----------  --------------
Glass Technologies
   Net sales                       $ 360,242   $ 324,456       $ 324,195
   Operating income                   12,450      21,691          30,746

Glass Services
   Net sales                         485,543     464,307         407,985
   Operating income                    7,706      22,687          16,123
------------------------------ --------------  ----------  --------------

Glass Technologies (GT) GT reported a net sales improvement of 11% in fiscal 2000, reflecting growth at each business unit within the segment. Operating earnings decreased 43% due to low operating rates and additional costs incurred to improve production rates at Viracon and Viratec. The segment's results were also negatively affected by the start-up of Viracon's Statesboro, Georgia plant and the slower than anticipated ramp-up of Viratec's vertical coater, as well as a technology change-over related to a new product in its CRT coating operation.

Viracon, the segment's largest operating unit, reported a net sales increase of 8%, while operating earnings decreased significantly compared to last year. The decrease in profitability was the result of a decrease in earnings at the Owatonna, Minnesota plant and start-up losses and slower than expected ramp-up at its new Statesboro, Georgia facility. Operating earnings at the Owatonna plant were down compared to last year due to reduced operating rates and additional costs incurred to position the facility for improved production velocity. The start-up of the Statesboro plant is complete, however the ramp-up proceeded at a slower pace than expected resulting in an operating loss.

Viratec, which applies optical-grade coatings to glass and other substrates, reported a net sales increase of 29%, while recording an operating loss. The operating loss is primarily due to Viratec's flat glass operation which encountered significant downtime with the start-up of its new vertical coater. The vertical coater became operational in the third quarter. Also, in mid-year, Viratec's San Diego CRT coating operation lost significant production time during a technology changeover to accommodate a new product. The San Diego operation has returned to its previous technology and is fully operational.

Tru Vue, the segment's value-added art frame glass and matboard fabrication unit, posted a 9% improvement in sales, while earnings rose by 26%. These results reflect increased penetration of the unit's value-added products and increased capacity and efficiency due to the mid-year completion of a new production facility. During the second quarter of fiscal 2000, Tru Vue moved into its new facility in the Chicago area.

Architectural Products, which manufactures commercial windows and provides painting and anodizing services, leveraged higher net sales into a 36% operating income gain. Architectural Products continued to benefit from improvements in its engineering and fabrication capabilities at both its Wausau Window and Wall Systems and Linetec businesses.

Based on its year-end backlog, continued evidence of strong demand for architectural glass products, the full-year operation of Viratec's flat glass operation and Viracon's Statesboro plant, GT expects to report higher net sales and operating earnings in fiscal 2001. The Company expects increasing profitability to build in the second half of the year as the Company moves further above the breakeven points for production in new operations.

Glass Services (GS) operates auto glass businesses under the Harmon AutoGlass (Harmon), Harmon Solutions Group (Solutions), Glass Depot and Viracon/Curvlite names. Due to an industry merger in 1997, GS became the second largest company in the auto glass repair and replacement industry. In addition, GS includes Harmon, Inc., a provider of building glass installation and replacement services in several major metropolitan areas. GS reported a 5% net sales improvement in fiscal 2000, while operating earnings decreased significantly.

Net sales of the auto glass retail unit decreased slightly compared with those of a year ago, although unit volume was flat. A significant operating loss was recorded due to increased competitive pricing pressures in the retail business and soft retail demand. Market data indicates that unit demand for replacement auto glass in the U.S. fell nominally in 1999. Same-location retail net sales decreased by 8%, while unit net sales were flat with last year. To respond to changing market conditions, the business was restructured during fiscal 2000 to reduce fixed cost overhead. In fiscal 2000, 17 retail auto facilities were closed, with a total of approximately 40 closings expected in fiscal 2001. In addition, employee headcount was reduced at auto glass headquarters and to a lesser extent in the field workforce. Also, retail coverage in closed store markets is being maintained by mobile vans and service centers operated from facilities shared with businesses outside of the Company. Unit sales trends for the auto glass retail unit continued to outpace the industry.

The segment's manufacturing operation, Viracon/Curvlite, fabricates auto glass for the replacement auto glass aftermarket. Viracon/Curvlite's net sales in fiscal 2000 decreased slightly. The unit's National Distribution Center, which offers other manufacturers' products as well as our own for both domestic and foreign vehicles, and the AutoGlass Express program, a delivery system to fill customer orders more quickly and completely, accounted for an increase in unit sales. This increase was offset by a decrease in unit sales for the broker program, resulting in a slight decrease in unit sales for fiscal 2000, compared to last year. About 61% of Viracon/Curvlite's net sales were made to the Glass Depot unit in fiscal 2000.

The Harmon, Inc. business had another solid year. Net sales grew by 29%, while operating income rose by 75%. Continuing operating improvements and an emphasis towards higher-margin business helped the unit's profitability.

At fiscal year-end, GS had 324 Harmon AutoGlass retail locations, 143 co-branded facilities, 77 Glass Depot distribution centers and Harmon, Inc. operated in 12 geographic markets. The segment continues to explore opportunities to expand the reach of its businesses.

Auto glass industry conditions continue to be weak, particularly in pricing at the distribution and retail channels. The segment expects to report higher net sales in fiscal 2001 with unit growth from market penetration in both the auto glass business and Harmon, Inc. Meanwhile, the segment continues to take actions to reduce its cost structure and improve productivity, particularly in its retail operations. However, the unpredictability of the auto glass industry unit sales and pricing makes it difficult to project operating earnings for fiscal 2001.

Discontinued Operations In late fiscal 2000, Apogee's Board of Directors authorized the exit from the Company's interest in VIS'N Service Corporation (VIS'N), a non-auto glass focused, third party administered claims processor. On May 13, 1999, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon, Ltd. In fiscal 1999, Apogee's Board of Directors authorized the divestiture of the detention/security and domestic curtainwall operations. On December 3, 1998, the segment executed the sale of its detention/security business, effective November 28, 1998. Combined with the fiscal 1998 exit from international curtainwall operations, these transactions effectively remove the Company from the large-scale construction business, in addition to the non-auto glass focused third party administered claims processing business. Accordingly, these businesses are presented as discontinued operations in the accompanying financial statements.

Operating results from the businesses reported as discontinued operations improved significantly over those recorded a year ago. For fiscal 2000, earnings from discontinued operations were $9.1 million after-tax compared to $5.0 in fiscal 1999.

Fiscal 1999 Compared To Fiscal 1998
The following discussion restates the prior year's discussion of fiscal 1999 compared with 1998 to reflect the effect of reporting certain businesses as discontinued operations in fiscal 2000.

Consolidated net sales increased 8% to $788 million in fiscal 1999. The Glass Services (GS) segment reported a net sales gain of 14%, while the Glass Technologies (GT) segment's net sales were essentially unchanged with those of fiscal 1998. Net sales of GS's replacement auto glass businesses increased 10%, while net sales of its building glass services unit grew by more than one-third. The replacement auto glass operations increased net sales by combining retail same-store net sales growth with the addition of retail and wholesale locations. GT net sales were flat primarily due to the effects of capacity limitations and the relocation of a product line.

On a consolidated basis, cost of sales, as a percentage of net sales, rose slightly to 78.4%, up from 77.4% in fiscal 1998. The primary factors underlying the resulting decline in gross profit were the effect of the planned suspension and relocation of a GT product line, temporary productivity issues related to capacity limitations at Viracon and a small decline in margin in the replacement auto glass businesses. These factors were partly offset by margin improvements at GS's Harmon, Inc. and GT's Architectural Products units.

Selling, general and administrative (SG&A) expenses grew by $7.6 million, or 6%, but declined slightly as a percent of net sales. The primary factors for the growth were higher salaries, outside services and charitable contributions, as well as increased information systems and marketing costs, particularly at our GS segment.

Net interest expense rose 51% to $9.5 million in fiscal 1999. The increase reflected higher interest rates and borrowing levels under our revolving credit agreement.

Apogee's effective income tax rate was 36.0% of pre-tax earnings from continuing operations, down marginally from the 36.5% rate recorded in fiscal 1998.

Apogee's equity in the net loss of affiliated companies was $1.4 million in fiscal 1999 compared to $879,000 in fiscal 1998.

Apogee's fiscal 1999 earnings from continuing operations declined to $20.2 million, or $0.73 diluted earnings per share. This compared to earnings from continuing operations of $24.1 million, or $0.85 diluted earnings per share, in fiscal 1998.

Earnings from operations of discontinued businesses was $5.0 million after tax, or $0.18 diluted earnings per share, compared to an after-tax net loss from operation of discontinued businesses of $75.2 million, or $2.65 diluted loss per share.

Apogee's fiscal 1999 net earnings were $25.2 million, or $0.91 diluted earnings per share. This compared to a net loss of $51.1 million, or $1.80 diluted loss per share, in fiscal 1998. The return on average shareholders' equity was 21% in fiscal 1999 versus a negative return of 36.2% for fiscal 1998.

Segment Analysis
The following information provides a more detailed look at each of our two business segments. See also Note 19-Business Segment Data in the Notes to Consolidated Financial Statements for a three-year history of each segment's net sales, operating income, identifiable assets, capital expenditures, and depreciation and amortization.

Glass Technologies (GT) After five consecutive years of record results, GT reported net sales in fiscal 1999 level with $324 million of net sales in fiscal 1998, while operating income fell 29% to $21.7 million. The segment's results were primarily affected by the suspension and relocation of Viratec's Optium(TM) cathode ray tube (CRT) coating line, and the start-up costs and disruptions associated with the segment's other capital projects. The segment's results were also affected by significantly lower demand for Viratec's anti-glare filter and front-surface mirror products due to the economic slowdown in Asia and temporary issues related to capacity limitations at Viracon that slowed production and caused additional costs during the second quarter.

Viracon's net sales were slightly lower in fiscal 1999 than the prior year. The architectural glass fabrication unit's operating earnings fell 37%, reflecting the second quarter operational difficulties noted above and start-up costs associated with the construction of a new facility. Viracon ran near full capacity for much of the year, even as expanded production capacity was added. Viracon's production outpaced its shipments by a considerable margin during fiscal 1999, which also adversely affected operating earnings and resulted in increased finished goods inventory. During fiscal 1999, Viracon began and largely completed construction of a new architectural glass fabrication complex in Statesboro, Georgia. The Statesboro facility began production in March 1999. Together with capacity improvements at the unit's Minnesota facility, Viracon's capacity over the next two fiscal years will increase by over 44%.

Viratec reported a net sales decline. Viratec recorded an operating loss in fiscal 1999 compared to solid operating earnings in fiscal 1998. As noted, the unit was adversely affected by the suspension of the Optium CRT coating line and significantly lower demand for its anti-glare filter and front-surface mirror products due to the economic slowdown in Asia. The CRT coating line was suspended in connection with its relocation from Minnesota to southern California, a location closer to the flow of customers' computer monitor supply chains. The Optium line resumed production in September 1998 and began ramping up production levels to meet sales orders/commitments received from customers. Viratec also continued to proceed with the addition of a new large-scale flat glass coating line in its Minnesota facility.

In fiscal 1999, Tru Vue, the segment's value-added art frame glass and matboard fabrication unit, posted a 12% improvement in sales, while earnings rose by 23%. These results reflected increased penetration of the unit's value-added products and success in the control of production costs. During the first quarter of fiscal 1999, Tru Vue broke ground for a new facility in the Chicago area. The new facility was completed in the spring of 1999 and will allow greater production capacity and efficiency.

Architectural Products, which manufactures commercial windows and provides painting and anodizing services, leveraged marginally higher net sales into a 50% operating income gain. Architectural Products continued to benefit from improvements in its engineering and fabrication capabilities.

Glass Services (GS) operates auto glass businesses under the Harmon AutoGlass (Harmon), Harmon Solutions Group (Solutions), Glass Depot and Viracon/Curvlite names. In addition, GS includes Harmon, Inc., a provider of building glass installation and replacement services in several major metropolitan areas. GS reported a 14% net sales improvement in fiscal 1999, while operating earnings rose by 41%.

Net sales of the retail unit increased 11% during fiscal 1999, reflecting increased market share and manufactured windshield sales, and the addition of retail and distribution locations. Operating income for the auto glass businesses increased 36%. Sales growth continued to outpace the industry. Market data indicates that unit demand for replacement auto glass in the U.S. fell nominally in 1998. Same-location retail net sales rose by 5% during fiscal 1999, while unit net sales increased 6%. During fiscal 1999, Harmon increased sales to insurance companies through Harmon Solutions Group. The segment also continued to proceed with efforts to improve productivity for its auto glass repair and replacement operations.

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

On May 29, 1998, the segment acquired an 80% interest in VIS'N Service Corporation (VIS'N), an insurance claims and policy processing outsource company headquartered in Red Wing, Minnesota. This acquisition expanded the segment's capabilities to outsource insurance claims and policy processing beyond its traditional auto glass market. During the year, the segment sold its eight Midas Muffler franchises to better focus on its auto glass operations.

The Harmon, Inc. business had another solid year in fiscal 1999. Net sales grew by more than 30%, while operating income rose by more than 50%. Continuing operating improvements and a shift in net sales mix towards higher-margin business helped the unit's profitability.

During fiscal 1999, GS completed several small acquisitions of retail glass shops. These acquisitions, combined with other locations added during the year, increased the number of locations to 341 Harmon retail stores, 90 co-branded facilities and 76 Glass Depot distribution centers at fiscal year-end.

Discontinued Operations Operating results from the businesses reported as discontinued operations improved dramatically in fiscal 1999 compared to fiscal 1998. For fiscal 1999, earnings from discontinued operations amounted to $5.0 million after-tax compared to an after-tax net loss from discontinued operations of $75.2 million in fiscal 1998. The exit from European curtainwall operations remained on track, and the Asian curtainwall unit had essentially completed the remaining projects in its backlog.

Liquidity and Capital Resources
Financial Condition
Net cash provided by financing activities In May 1998, the Company obtained a five-year, committed credit facility in the amount of $275 million. This credit facility requires Apogee to maintain minimum levels of net worth and certain financial ratios, and was initially secured by the Company's receivables, inventory, equipment and intangibles. The total commitment of the credit facility was reduced by the sales price, net of taxes, of the fiscal 1999 sale of the detention/security business, resulting in a committed credit facility of $253 million as of February 27, 1999.

Long-term debt, including current installments of $0.2 million, stood at $164.6 million at February 26, 2000, down $1.8 million from a year earlier. The majority of all of the Company's long-term debt consisted of bank borrowings. During fiscal 2000, $7.7 million of variable rate industrial revenue bonds were issued and the resulting proceeds were loaned to the Company to finance a portion of the Company's capital projects in Statesboro, Georgia and San Diego, California.

In December 1998, the Company entered into an interest rate swap agreement, which expires in fiscal 2004, which effectively converted $25 million of its variable rate borrowings into a fixed rate obligation. In February 2000, the Company entered into an interest rate swap agreement, which expires in fiscal 2003, which effectively converted $10 million of its variable rate borrowings into a fixed rate obligation. Also in February 2000, the Company entered into a $13.4 million sale/leaseback associated with miscellaneous operating equipment. The transaction substantially reduced the Company's long-term floating rate debt and replaced it with an eight year, fixed rate operating lease.

For fiscal 2001, the Company expects that outstanding borrowings will generally decline over the course of the year. The Company believes that cash from operating activities and the available credit facility provide adequate liquidity for the next twelve months.

Net cash provided by operating activities Cash provided by continuing operating activities in fiscal 2000 decreased to $43.8 million, down from $53.0 million in fiscal 1999. The decrease is due primarily to the fiscal 1999 receipt of refundable income taxes from the Company's fiscal 1998 loss, an increase in receivables primarily driven by an increase in fourth quarter sales, offset by an increase in accounts payable and accrued expenses.

Net cash used in investing activities New capital investment in fiscal 2000 totaled $46.0 million, versus $77.8 million and $38.7 million in fiscal 1999 and 1998, respectively. Additions to property, plant and equipment totaled $44.0 million. Major expenditures included the completion of the Statesboro and Tru Vue facilities and the addition of Viratec's new vertical coater. Also, as noted above, the Company entered into a sale/leaseback transaction resulting in proceeds from the sale of equipment of $13.4 million. The Company has capitalized approximately $10 million associated with a portion of an Enterprise Resource Planning (ERP) project at Viracon, some of which was in service and amortized in fiscal 2000. An evaluation of this portion of the project will be performed in late fiscal 2001 to determine future viability of this investment.

In fiscal 2001, the Company expects to incur capital expenditures as necessary to maintain existing facilities and information systems. Fiscal 2001 expenditures are expected to be less than fiscal 2000.

Shareholders' Equity
At February 26, 2000, Apogee's shareholders' equity stood at $137.8 million, up 5% from a year ago. Book value per share also rose to $4.97, up from $4.73 per share a year ago, as outstanding common shares increased only nominally during the year. Net earnings and the proceeds from the issuance of 309,000 shares of common stock under our stock-based compensation plans accounted for the increases, which were partly offset by dividends paid and the repurchase of 189,000 shares of common stock.

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

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. The aforementioned changes in interest rates affecting the Company's financial instruments would result in approximately a $1.5 million impact to net earnings. As interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

The Company uses interest swaps to fix a portion of its variable rate borrowings from fluctuations in interest rates. As of February 26, 2000, the Company has interest swaps covering $35 million of variable rate debt.

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

Given the Company's balanced foreign exchange position described above, a 10% adverse change in foreign exchange rates upon which these contracts are based would result in exchange losses from these contracts that would, in all material respects, be fully offset by exchange gains on the underlying net monetary exposures for which the contracts are designated as hedges. As of February 26, 2000, the Company did not have any forward contracts outstanding as the Company had no material foreign exchange exposure.

Impact of Inflation
Our financial statements are prepared on a historical cost basis, which does not completely account for the effects of inflation. However, since the cost of many of our inventories is determined using the last-in, first-out (LIFO) method of accounting, cost of sales, except for depreciation expense included therein, generally reflects current costs.

The cost of glass, one of our primary raw materials, was essentially flat compared with last year. We expect the cost of glass to increase slightly in fiscal 2001. While our construction and supply contracts are at fixed prices, the material components are usually based on firm quotes obtained from suppliers. Labor costs, including taxes and fringe benefits, rose moderately in fiscal 2000 and a moderate increase also can be reasonably anticipated for fiscal 2001. Other costs are managed to minimize the inflationary pressures that exist in markets for goods and services that Apogee's business operations require.

Impact of Year 2000
Each of the Company's businesses had project teams in place to evaluate its Information Technology (IT) systems, non-IT systems, and third-party readiness for compliance with Year 2000 requirements. For these purposes, the Company defines its "IT systems" as those hardware and software systems which comprise its central management information systems and its telephone systems. All other systems, including those involved in local, on-site product design or manufacturing, are considered "non-IT systems." "Third parties" include the Company's key suppliers and customers.

Across the Company, remediation activities were completed prior to the year rollover. Each business organized planning, testing and support teams to monitor systems, equipment and facilities before, during and after New Year's weekend. As of April 1, no material issues have surfaced in any business operations, systems or third party relationships. The Company does not expect further Year 2000 issues to arise.

Virtually none of the Company's products are date sensitive.

The Company's total cost of addressing Year 2000 issues was estimated to be between $6 and 7 million including external and internal expenditures. The IT related portion of the total Year 2000 costs was estimated to be 90% of total Year 2000 expenditures.

Cautionary Statement

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

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: whether the cost savings programs implemented at the auto glass businesses will lead to improved operating results, the continuation of unfavorable industry conditions in the auto glass businesses, whether strategic alternatives being considered for the auto glass businesses will be available on terms favorable to the Company, whether the production ramp-ups of new or expanded plant capacity in the Glass Technologies

(GT) segment will proceed as anticipated and will lead to successful operating results for those companies now or in the future, whether demand for GT products and services will continue at present rates and whether generally favorable economic conditions will continue.

A number of other factors should be considered in conjunction with this report's forward-looking statements, any discussion of operations or results by the Company or its representatives and any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company. These other factors are set forth in the cautionary statement filed as Exhibit 99 to this Annual Report on Form 10-K, and include, without limitation, cautionary statements regarding changes in economic and market conditions, factors related to competitive pricing, commercial building market conditions, management of growth of business units, greater than expected costs or difficulties related to the operation of the businesses, the impact of foreign currency markets, the integration of acquisitions, the realization of expected economies gained through expansion and information systems technology updates. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     On April 15, 1999, the Company determined not to re-engage its independent auditors, KPMG Peat Marwick LLP ("KPMG") and appointed Arthur Andersen LLP as its new independent auditors, effective immediately. This determination followed the Company's decision to seek proposals from independent accounting firms, including KPMG, with respect to the engagement of independent accountants to audit the Company's financial statements for the fiscal year ending February 26, 2000. The decision not to re-engage KPMG and to retain Arthur Andersen was approved by the Company's Board of Directors upon the recommendation of its Audit Committee.

     The reports of KPMG on the financial statements of the Company for its fiscal years ended February 27, 1999 and February 28, 1998 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period through April 15, 1999, (i) there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement ("Disagreement") in connection with its reports and (ii) there were no reportable events ("Reportable Event"), as defined in Item 304 (a)(1)(v) of Regulations S-K of the Securities and Exchange Commission, with the exception of items related to internal control deficiencies of the Company's Asian construction operations, including inadequate project accounting and review procedures. The Company agreed with the characterization of said items as reportable events and undertook appropriate actions to remedy the internal control deficiencies.

     The Company did not, during the Company's two most recent fiscal years and the subsequent interim period through April 15, 1999, consult with Arthur Andersen regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that Arthur Andersen concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a Disagreement with KPMG or a Reportable Event.

     The Company reported the change in accountants on Form 8-K on April 22, 1999. The Form 8-K contained a letter from KPMG, addressed to the Securities and Exchange Commission stating that it agreed with the comments in clause (i) of the second paragraph of the above statements, and was not in a position to agree or disagree with the comments in the remainder of the above statements.

                                    PART III
                                    --------

ITEMS 10, 11, 12 and 13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                          ---------------------------------------------------
                          EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN
                          -----------------------------------------------------
                          BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN
                          ---------------------------------------------
                          RELATIONSHIPS AND RELATED TRANSACTIONS.
                          ---------------------------------------

     The information required by these Items, other than the information set forth in Part I above in "Executive Officers of the Registrant," is included on pages 1 to 8 and 11 to 14 of the Proxy Statement for the Annual Meeting of Shareholders to be held June 20, 2000, which is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a) and (d)  Financial Statements and Financial Statement Schedules -

     The consolidated financial statements and schedules of the Registrant listed in the accompanying "Index of Financial Statements and Schedules" together with the reports of Arthur Andersen LLP, independent auditors, and KPMG LLP, independent auditors, are filed as part of this report.

(b)  Reports on Form 8-K

     During the quarter ended February 26, 2000, the Company did not file any reports on Form 8-K.

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

     Date: May 16, 2000
                                       APOGEE ENTERPRISES, INC.


                                       By: /s/ Russell Huffer
                                           -------------------------------------
                                           Russell Huffer
                                           Chairman of the Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  SIGNATURE                               TITLE                         DATE
------------------------------------------------------------------------------------


  /s/ Russell Huffer           Chairman, President, CEO and Director    May 16, 2000
----------------------------
  Russell Huffer


                               VP Finance & CFO (Principal Financial    May 16, 2000
  /s/ Robert G. Barbieri       & Accounting Officer)
----------------------------
  Robert G. Barbieri


  /s/ Donald W. Goldfus        Director                                 May 16, 2000
----------------------------
  Donald W. Goldfus


  /s/ Harry A. Hammerly        Director                                 May 16, 2000
----------------------------
  Harry A. Hammerly


 /s/ Laurence J. Niederhofer   Director                                 May 16, 2000
----------------------------
  Laurence J. Niederhofer


  /s/ James L. Martineau       Director                                 May 16, 2000
----------------------------
  James L. Martineau


  /s/ Barbara B. Grogan        Director                                 May 16, 2000
----------------------------
  Barbara B. Grogan

         SIGNATURE                      TITLE                         DATE
--------------------------------------------------------------------------------



  /s/ Stephen C. Mitchell      Director                             May 16, 2000
----------------------------
  Stephen C. Mitchell


  /s/ Bernard P. Aldrich       Director                             May 16, 2000
----------------------------
  Bernard P.  Aldrich


  /s/ J. Patrick Horner        Director                             May 16, 2000
----------------------------
  J. Patrick Horner


  /s/ Michael E. Shannon       Director                             May 16, 2000
----------------------------
  Michael E. Shannon

                            Apogee Enterprises, Inc.
                                    Form 10-K
                           Items 8, 14 (a) and 14 (d)

                   Index of Financial Statements and Schedules




Financial Statements
    Independent Auditors' Reports............................................F-2
    Consolidated Balance  Sheets.............................................F-4
    Consolidated Results of  Operations......................................F-5
    Consolidated Statements of Shareholders' Equity..........................F-6
    Consolidated Statements of Cash Flows....................................F-7
    Notes to Consolidated Financial Statements...............................F-8

Financial Schedules
    Schedule II - Valuation and Qualifying Accounts.........................F-21

    All other schedules are omitted because they are not required, or because the required information is included in the consolidated financial statements or noted thereto.

Report of Independent Public Accountants

To Apogee Enterprises, Inc.:

     We have audited the accompanying consolidated balance sheet of Apogee Enterprises, Inc. (a Minnesota corporation) and subsidiaries as of February 26, 2000, and the related results of operations, statement of shareholders' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries as of February 26, 2000 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                       Arthur Andersen LLP

Minneapolis, MN,
April 13, 2000

Independent Auditor's Report



The Board of Directors and Shareholders
Apogee Enterprises, Inc.:

     We have audited the fiscal 1999 and 1998 consolidated financial statements of Apogee Enterprises, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the fiscal 1999 and 1998 consolidated financial statements, we also have audited the financial statement schedule for fiscal 1999 and 1998 as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries as of February 27, 1999 and the results of their operations and their cash flows for each of the years in the two year period ended February 27, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the fiscal 1999 and 1998 information set for the therein.

                                       KPMG LLP


Minneapolis, Minnesota
April 12, 1999, except as to Note 11
which is as of February 14, 2000

CONSOLIDATED BALANCE SHEETS

                                                                          February 26,     February 27,
(Dollar amounts in thousands)                                                 2000             1999
------------------------------------------------------------------------ ---------------- ----------------
Assets
Current assets
  Cash and cash equivalents                                                      $ 7,192          $ 1,318
  Receivables, net of allowance for doubtful accounts                            125,064          117,620
  Inventories                                                                     68,184           68,171
  Deferred income taxes                                                            8,435           11,622
  Other current assets                                                             5,547            5,577
------------------------------------------------------------------------ ---------------- ----------------
    Total current assets                                                         214,422          204,308
------------------------------------------------------------------------ ---------------- ----------------

Property, plant and equipment, net                                               186,039          179,996
Other assets
  Marketable securities available for sale                                        24,951           27,239
  Investments                                                                        418              570
  Intangible assets, at cost less accumulated
    amortization of $11,668 and $9,381, respectively                              50,549           51,744
  Other                                                                            4,775            2,532
------------------------------------------------------------------------ ---------------- ----------------
         Total assets                                                          $ 481,154        $ 466,389
======================================================================== ================ ================

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                                              $ 57,989         $ 42,971
  Accrued expenses                                                                56,624           51,312
  Current liabilities of discontinued operations, net                              2,907            5,206
  Billings in excess of costs and earnings on uncompleted contracts                9,827           11,622
  Accrued income taxes                                                             7,868            7,385
  Current installments of long-term debt                                             182            1,300
------------------------------------------------------------------------ ---------------- ----------------
     Total current liabilities                                                   135,397          119,796
------------------------------------------------------------------------ ---------------- ----------------

Long-term debt, less current installments                                        164,371          165,097
Other long-term liabilities                                                       25,248           27,845
Liabilities of discontinued operations, net                                       18,366           22,987

Commitments and contingent liabilities (Notes 7, 14 and 15)

Shareholders' equity
  Common stock of $0.33-1/3 par value; authorized 50,000,000 shares;
    issued and outstanding, 27,743,000 and 27,623,000, respectively                9,248            9,208
  Additional paid-in capital                                                      45,106           41,903
  Retained earnings                                                               84,608           80,194
  Unearned compensation                                                             (888)            (721)
  Net unrealized (loss) gain on marketable securities                               (302)              80
------------------------------------------------------------------------ ---------------- ----------------
    Total shareholders' equity                                                   137,772          130,664
------------------------------------------------------------------------ ---------------- ----------------
    Total liabilities and shareholders' equity                                 $ 481,154        $ 466,389
======================================================================== ================ ================


See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

                                                             Year Ended             Year Ended              Year Ended
(Amounts in thousands except per share data)          February 26, 2000      February 27, 1999       February 28, 1998
------------------------------------------------- ---------------------- ---------------------- -----------------------
Net sales                                                  $840,488               $788,062                $731,094
Cost of sales                                               673,253                617,647                 565,955
------------------------------------------------- ---------------------- ---------------------- -----------------------
     Gross profit                                           167,235                170,415                 165,139
Selling, general and administrative expenses                147,817                127,063                 119,480
------------------------------------------------- ---------------------- ---------------------- -----------------------
     Operating income                                        19,418                 43,352                  45,659
Interest expense, net                                        10,359                  9,494                   6,276
------------------------------------------------- ---------------------- ---------------------- -----------------------
     Earnings from continuing operations
         before  income taxes and other items below           9,059                 33,858                  39,383
Income taxes                                                  3,171                 12,189                  14,390
Equity in net loss of affiliated companies                    2,817                  1,424                     879
------------------------------------------------- ---------------------- ---------------------- -----------------------
        Earnings from continuing operations                   3,071                 20,245                  24,114
Earnings (loss) from operations of
   discontinued businesses, net of income taxes               9,104                  4,988                 (75,169)
------------------------------------------------- ---------------------- ---------------------- -----------------------
     Net earnings (loss)                                    $12,175                $25,233               $ (51,055)
------------------------------------------------- ---------------------- ---------------------- -----------------------
Earnings (loss) per share - basic
     Continuing operations                                    $0.11                  $0.73                   $0.87
     Discontinued operations                                   0.33                   0.18                   (2.70)
------------------------------------------------- ---------------------- ---------------------- -----------------------
     Net earnings (loss)                                      $0.44                  $0.91                  $(1.84)
------------------------------------------------- ---------------------- ---------------------- -----------------------
Earnings (loss) per share - diluted
     Continuing operations                                    $0.11                  $0.73                   $0.85
     Discontinued operations                                   0.33                   0.18                   (2.65)
------------------------------------------------- ---------------------- ---------------------- -----------------------
     Net earnings (loss)                                      $0.44                  $0.91                  $(1.80)
------------------------------------------------- ---------------------- ---------------------- -----------------------
Weighted average basic shares outstanding                    27,746                 27,586                  27,795
Weighted average diluted shares outstanding                  27,794                 27,762                  28,359
------------------------------------------------- ---------------------- ---------------------- -----------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                Common                  Additional                           Cumulative  Unrealized   Comprehensive
                                Shares       Common       Paid-In     Retained     Unearned  Translation   Gain on      Earnings
(Amounts in thousands)        Outstanding     Stock       Capital     Earnings  Compensation Adjustment  Investments    (Loss)
----------------------------- ------------- ----------- ------------ ----------- ----------- ------------ ----------- ------------
Balance at March 1, 1997           27,882     $9,294        $34,686      $129,424       $--     $(1,277)       $ 22
     Net loss                                                             (51,055)                                      $ (51,055)
     Cumulative translation
       adjustment                                                                                 1,277                     1,277
     Change in unrealized
       gains on marketable
       securities, net of
       $125 tax expense                                                                                         232           232
                                                                                                                     ------------
     Comprehensive loss                                                                                                 $ (49,546)
                                                                                                                     ============
     Unearned compensation                                                            (686)
     Common stock issued              504        168          4,754
     Tax benefit associated
     with stock plans                                         1,503
     Common stock repurchased
       and retired                   (933)      (311)        (1,960)      (11,219)
     Cash dividends                                                        (5,251)
----------------------------- --------------- ----------- ------------ ------------ ----------- ----------------------

Balance at February 28, 1998       27,453      9,151         38,983        61,899     (686)           --        254
     Net earnings                                                          25,233                                        $ 25,233
     Change in unrealized
       gains on marketable
       securities,  net of
       $93 tax benefit                                                                                         (174)         (174)
                                                                                                                       ----------
     Comprehensive earnings                                                                                              $ 25,059
                                                                                                                       ==========
     Unearned compensation                                                             (35)
     Common stock issued              306        102          2,994
     Common stock
        repurchased and
        retired                      (136)       (45)           (74)      (1,272)
     Cash dividends                                                       (5,666)
----------------------------- --------------- ----------- ------------ ------------ ----------- ----------------------

Balance at February 27, 1999       27,623      9,208         41,903       80,194      (721)           --         80
     Net earnings                                                         12,175                                         $12,175
     Change in unrealized
       gains on marketable
       securities, net of
       $204 tax benefit                                                                                        (382)         (382)
                                                                                                                       ----------
     Comprehensive earnings                                                                                               $11,793
                                                                                                                       ==========
     Unearned compensation                                                            (167)
     Tax benefit associated
       with stock plans                                         803
     Common stock issued              309        103          2,678
     Common stock
        repurchased and
        retired                      (189)       (63)          (278)      (1,928)
     Cash dividends                                                       (5,833)
----------------------------- --------------- ----------- ------------ ------------ ----------- ----------------------
Balance at February 26, 2000       27,743     $9,248        $45,106      $84,608     $(888)          $--      $(302)
----------------------------- --------------- ----------- ------------ ------------ ----------- ----------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended      Year Ended         Year Ended
                                                                          February 26,    February 27,       February 28,
(Dollas amounts in thousands)                                                2000            1999                1998
--------------------------------------------------------------------- ----------------- ------------------ ------------------
Operating Activities
Net earnings (loss)                                                        $12,175           $25,233           $(51,055)
Adjustments to reconcile net earnings to net cash provided by operating activities:
    Net (earnings) loss from discontinued operations                        (9,104)           (4,988)            75,169
    Depreciation and amortization                                           33,019            25,798             22,463
    Provision for losses on accounts receivable                              7,656             1,408                508
    Deferred income tax (benefit) expense                                   (3,319)            4,844             (7,849)
    Equity in net loss of affiliated companies                               2,817             1,424                879
    Net cash flow (to) from discontinued operations                           (534)          (13,580)            11,649
    Other, net                                                                 643              (349)             2,294
--------------------------------------------------------------------- ----------------- ------------------ ------------------
        Cash flow before changes in operating assets and liabilities        43,353            39,790             54,058
    Changes in operating assets and liabilities, net of effect of acquisitions:
      Receivables                                                          (14,484)          (18,523)           (13,684)
      Inventories                                                              637            (7,128)            (5,196)
      Other current assets                                                      30             1,295                107
      Accounts payable and accrued expenses                                 20,330             5,151              8,933
      Billings in excess of costs and earnings on uncompleted
        contracts                                                           (1,795)            4,680              2,663
      Refundable and accrued income taxes                                    2,004            26,972            (13,338)
      Other long-term liabilities                                           (6,239)              778             (2,062)
--------------------------------------------------------------------- ----------------- ------------------ ------------------
           Net cash provided by operating activities                        43,836            53,015             31,481
--------------------------------------------------------------------- ----------------- ------------------ ------------------
Investing Activities
Capital expenditures                                                       (44,025)          (77,392)           (37,891)
Acquisition of businesses, net of cash acquired                             (1,983)             (380)              (810)
Purchases of marketable securities                                         (17,469)          (24,315)           (40,837)
Sales/Maturities of marketable securities                                   19,169            15,515             42,143
Investment in and advances to affiliated companies                          (2,665)           (1,285)              (850)
Proceeds from sales of property, plant and equipment                        14,672               310                575
Net cash flow from discontinued operations                                   2,000            22,500                 --
Other, net                                                                    (162)              (62)              (503)
--------------------------------------------------------------------- ----------------- ------------------ ------------------
           Net cash used in investing activities                           (30,463)          (65,109)           (38,173)
--------------------------------------------------------------------- ----------------- ------------------ ------------------
Financing Activities
Payments on long-term debt                                                  (9,494)           (1,446)            (1,704)
Proceeds from issuance of long-term debt                                     7,650            14,197             26,003
Increase in deferred debt expense                                             (334)           (3,107)                --
Proceeds from issuance of common stock                                       2,781             3,096              4,922
Repurchase and retirement of common stock                                   (2,269)           (1,515)           (13,490)
Dividends paid                                                              (5,833)           (5,666)            (5,251)
--------------------------------------------------------------------- ----------------- ------------------ ------------------
           Net cash (used in) provided by financing activities              (7,499)            5,559             10,480
--------------------------------------------------------------------- ----------------- ------------------ ------------------
Increase (decrease) in cash and cash equivalents                             5,874            (6,535)             3,788
Cash and cash equivalents at beginning of year                               1,318             7,853              4,065
--------------------------------------------------------------------- ----------------- ------------------ ------------------
Cash and cash equivalents at end of year                                    $7,192           $ 1,318          $   7,853
===================================================================== ================= ================== ==================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    Summary of Significant Accounting Policies and Related Data

Basis of Consolidation Our consolidated financial statements include the accounts of Apogee and all majority-owned subsidiaries (the Company). As explained in Note 11, the Company's curtainwall contracting and detention/security contracting businesses are reported as discontinued operations, along with the Company's interest in VIS'N Service Corporation. We use the equity method to account for 50%-owned joint ventures. Intercompany transactions have been eliminated. Certain amounts from prior-years' financial statements have been reclassified to conform with this year's presentation.

Cash and Cash Equivalents Investments with an original maturity of three months or less are included in cash and cash equivalents.

Inventories Inventories, which consist primarily of purchased glass and aluminum, are valued at the lower of cost or market. Approximately 59% of the inventories are valued by use of the last-in, first-out (LIFO) method, which does not exceed market. If the first-in, first-out (FIFO) method had been used for all inventories, our inventories would have been $3,127,000 and $3,000,000 higher than reported at February 26, 2000, and February 27, 1999, respectively.

Property, Plant and Equipment Property, plant and equipment are carried at cost. Significant improvements and renewals are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is computed on a straight-line basis, based on estimated useful lives of 20 to 40 years for buildings and 2 to 15 years for equipment.

Intangible Assets and Amortization Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (goodwill) and are amortized on a straight-line basis, primarily over 40 years. Amortization expense amounted to $2,287,000, $2,060,000 and $1,761,000 in 2000, 1999 and
1998, respectively.

Long-Lived Assets The carrying value of long-lived assets such as property, plant and equipment and intangible assets are reviewed when circumstances suggest that the assets have been impaired. If this review indicates that the long-lived assets will not be recoverable based on the estimated undiscounted cash flows over the remaining amortization period, the carrying value of such assets must be reduced to estimated fair value. The Company has capitalized approximately $10 million associated with a portion of an Enterprise Resource Planning (ERP) project at Viracon, some of which was in service and amortized in fiscal 2000. An evaluation of this portion of the project will be performed in late fiscal 2001 to determine future viability of this investment.

Insurance Subsidiary Prism Assurance, Inc. (Prism) is a wholly-owned insurance subsidiary that insures our workers' compensation, general liability and automobile liability risks. Prism invests in fixed maturity investments which we classify as "available-for-sale" and are carried at market value as prescribed by Statement of Financial Accounting Standards (SFAS) No. 115. Reserve requirements are established based on actuarial projections of ultimate losses. Apogee also has accruals for losses incurred prior to Prism's formation (1996). Losses estimated to be paid within twelve months are classified as accrued expenses, while losses expected to be payable in later periods are included in other long-term liabilities.

Revenue Recognition We recognize revenue from construction contracts on a percentage-of-completion basis, measured by the percentage of costs incurred to date to estimated total costs for each contract. Contract costs include materials, labor and other direct costs related to contract performance. We establish provisions for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in sales only when they have been approved by our customers. Revenue from the sale of products or services provided and the related cost of sales are recorded upon shipment or as services are rendered.

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

     We may periodically enter into forward currency exchange contracts to manage specific foreign currency exposures related to foreign construction contracts, receivables, and bank borrowings denominated in foreign currencies. As of February 26, 2000, we did not have any forward contracts outstanding as the Company had no material foreign currency exchange exposure. Gains and losses on forward contracts related to receivables are recognized currently, while gains and losses related to construction projects are deferred and accounted for as a part of the related transaction.

Accounting Period Our fiscal year ends on the Saturday closest to February 28. Fiscal years in the three year period ended February 26, 2000, each contain 52 weeks.

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

New Accounting Standards In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, although earlier application is permitted. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net earnings or other comprehensive earnings, depending on the designated purpose of the derivative. The Company expects to adopt SFAS No. 133 in fiscal 2002. SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

2    Receivables

(In thousands)                                2000         1999
--------------------------------------- ------------ ------------
Trade accounts                            $ 110,704    $ 104,238
Construction contracts                       15,550       13,431
Contract retainage                            5,212        4,379
Other receivables                             4,138        2,733
--------------------------------------- ------------ ------------
Total receivables                           135,604      124,781
Less allowance for doubtful accounts        (10,540)      (7,161)
--------------------------------------- ------------ ------------
  Net receivables                         $ 125,064    $ 117,620
======================================= ============ ============

     We provide products and services to the commercial and institutional new construction and remodeling markets, the automotive replacement glass market and selected consumer markets. We do not believe a concentration of credit risk exists, due to the diversity of our markets and channels of distribution, and the geographic location of our customers. Allowances are maintained for potential credit losses and such losses have been within management's expectations. The provision for bad debt expense was $7,656,000, $1,408,000 and $508,000 in 2000, 1999 and 1998, respectively.

3    Inventories

(In thousands)                                2000         1999
--------------------------------------- ------------ ------------
Raw materials                              $ 18,966     $ 16,324
Work-in process                               4,995        3,157
Finished                                     43,439       48,330
Costs and earnings in excess of
   billings on uncompleted contracts            784          360
--------------------------------------- ------------ ------------
     Total inventories                     $ 68,184     $ 68,171
======================================= ============ ============

4    Property, Plant and Equipment

(In thousands)                                   2000          1999
----------------------------------------- ------------- -------------
Land                                           $ 3,964       $ 2,780
Buildings and improvements                      91,042        69,570
Machinery and equipment                        153,186       137,563
Office equipment and furniture                  63,472        53,718
Construction in progress                        22,684        57,655
----------------------------------------- ------------- -------------
Total property, plant and equipment            334,348       321,286
Less accumulated depreciation                 (148,309)     (141,290)
----------------------------------------- ------------- -------------
     Net property, plant and equipment       $ 186,039     $ 179,996
========================================= ============= =============

     Depreciation expense was $30,732,000, $23,738,000 and $20,702,000 in 2000,
1999 and 1998, respectively.

5    Marketable Securities

     Prism invests in fixed maturity investments classified as "available-for-sale" and carried at market value as prescribed by SFAS No. 115. Unrealized gains and losses are reported in a separate component of shareholders' equity, net of income taxes, until the investments are sold. The amortized cost, gross unrealized gains and losses and estimated fair values of investments available-for-sale at February 26, 2000 and February 27, 1999 are as follows:

                                                 Gross            Gross          Estimated
                             Amortized        Unrealized        Unrealized        Market
(in thousands)                 Cost              Gains            Losses           Value
------------------------- ---------------- ------------------ --------------- ----------------
February 26, 2000
U.S. Treasury Notes               $ 5,466                $--          $(248)          $ 5,218
Municipal bonds                    19,947                 40           (254)           19,733
------------------------- ---------------- ------------------ --------------- ----------------
Total investments                 $25,413               $ 40          $(502)          $24,951
========================= ================ ================== =============== ================

February 27, 1999
U.S. Treasury Notes               $ 8,159               $--           $(246)          $ 7,913
Municipal bonds                    18,956                473           (103)           19,326
------------------------- ---------------- ------------------ --------------- ----------------
Total investments                 $27,115               $473          $(349)          $27,239
========================= ================ ================== =============== ================

     The amortized cost and estimated fair values of investments at February 26, 2000 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized           Estimated
(in thousands)                                   Cost             Market Value
------------------------------------------ ---------------- -------------------
Due within one year                                $ 2,450             $ 2,458
Due after one year through five years                7,348               7,094
Due after five years through ten years               7,096               7,020
Due after ten years through fifteen years            3,693               3,601
Due beyond fifteen years                             4,826               4,778
------------------------------------------ ---------------- -------------------
Total                                             $ 25,413            $ 24,951
========================================== ================ ===================

     Gross realized gains of $14,972, $119,969 and $265,041 and gross realized losses of $535,860, $158 and $188,838 were recognized in fiscal 2000, 1999 and 1998, respectively, and are included in Investment and Other Income in the accompanying Consolidated Statement of Operations.

6    Accrued Expenses

 (In thousands)                              2000        1999
--------------------------------------- ----------- -----------
Payroll and related benefits               $21,770     $24,446
Insurance                                   10,529      11,758
Taxes, other than income taxes               4,802       4,459
Pension                                      4,685       4,641
Interest                                       630         902
Other                                       14,208       5,106
--------------------------------------- ----------- -----------
     Total accrued expenses                $56,624     $51,312
======================================= =========== ===========

7    Long-Term Debt

(In thousands)                                2000         1999
--------------------------------------- ------------ ------------
Borrowings under revolving credit
     agreement, interest ranging from
     6.62% to 8.75%                        $156,500     $164,700
Other                                         8,053        1,697
--------------------------------------- ------------ ------------
Total long-term debt                        164,553      166,397
Less current installments                      (182)      (1,300)
--------------------------------------- ------------ ------------
     Net long-term debt                    $164,371     $165,097
======================================= ============ ============

     Long-term debt maturities are as follows:

Fiscal Year                         (In thousands)
-------------------------------- ---------------------
2001                                    $    182
2002                                         121
2003                                         100
2004                                     156,500
2005                                          --
Thereafter                                 7,650
-------------------------------- ---------------------
     Total                              $164,553
================================ =====================

In May 1998, we obtained a five-year, committed, secured credit facility in the amount of $275 million. This new credit facility requires us to maintain minimum levels of net worth and certain financial ratios. The total commitment of the new credit facility was reduced by the sales price, net of taxes, of the sale of the detention/security business, resulting in a committed credit facility of $253 million as of February 26, 2000. At February 26, 2000, we were in compliance with all of the financial covenants of the new credit facility.

     Selected information related to bank borrowings is as follows:

(Dollar amounts in thousands)                            2000         1999
-------------------------------------------------- ----------- ------------
Average daily borrowings during the year             $174,869     $160,437
Maximum borrowings outstanding during the year        195,300      172,200
Weighted average interest rate during the year           6.9%         6.8%
================================================== =========== ============

     In 2000, we entered into an interest rate swap agreement that effectively converted $10 million of our variable rate borrowings into a fixed rate obligation. Under this agreement, which expires in 2003, we receive payments at variable rates while we make payments at a fixed rate of 7.21%. The net interest paid or received associated with these agreements is included in interest expense. In 1999, we entered into an interest rate swap agreement that effectively converted $25 million of our variable rate borrowings into a fixed rate obligation. Under this agreement, which expires in 2004, we receive payments at variable rates while we make payments at a fixed rate of 7.125%.

8    Interest, Net

(In thousands)                        2000        1999         1998
------------------------------- ----------- ----------- ------------
Interest on debt                   $11,939     $10,898       $7,928
Other interest expense                 636         619          460
------------------------------- ----------- ----------- ------------
Total interest expense              12,575      11,517        8,388
Less interest income                (2,216)     (2,023)      (2,112)
------------------------------- ----------- ----------- ------------
  Interest expense, net            $10,359     $ 9,494       $6,276
=============================== =========== =========== ============

     Interest payments, including interest expense allocated to discontinued operations, were $12,477,000, $12,067,000 and $8,223,000 in 2000, 1999 and 1998,
respectively.

9    Shareholders' Equity and Stock Option Plans

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

     The 1987 Partnership Plan, a Plan designed to increase the ownership of Apogee stock by key employees, allows participants selected by the Compensation Committee of the Board of Directors to use earned incentive compensation to purchase Apogee common stock. The purchased stock is then matched by an equal award of restricted stock, which vests over a predetermined period. Common shares of 3,200,000 are authorized for issuance under the Plan. As of February 26, 2000, 2,122,000 shares have been issued or committed under the Plan. We expensed $786,000, $1,926,000 and $1,613,000 in conjunction with the Partnership Plan in 2000, 1999 and 1998, respectively.

     A summary of option transactions under the Plans for 2000, 1999 and 1998 follows:

                                                Options Outstanding
------------------------------------ -----------------------------------------------
                                     Number of        Average        Option Price
                                       Shares     Exercise Price        Range
------------------------------------ ------------ ---------------- ----------------
Balances, March 1, 1997               1,601,000      $ 10.11         $ 4.48-17.75
Options granted                         485,000        16.09          11.31-25.00
Options exercised                      (372,000)        6.86           5.38-16.50
Options canceled                       (230,000)       12.38           5.38-16.75
------------------------------------ ------------ ---------------- ----------------

Balances, February 28, 1998           1,484,000        12.53           4.48-25.00
Options granted                         443,000        13.94          10.63-15.25
Options exercised                      (160,946)        6.92           5.88- 8.69
Options canceled                       (184,540)       14.33           5.88-16.75
------------------------------------ ------------ ---------------- ----------------

Balances, February 27, 1999           1,581,514        13.27           4.48-25.00
Options granted                         453,500        11.28           6.75-13.44
Options exercised                      (136,704)        6.66           6.50-8.69
Options canceled                       (238,875)       14.11           6.50-16.75
------------------------------------ ------------ ---------------- ----------------
Balances, February 26, 2000           1,659,435      $ 13.15         $ 4.48-25.00
==================================== ============ ================ ================


     The following table summarizes information about stock options outstanding and exercisable at February 26, 2000.

                               Options Outstanding                   Options Exercisable
----------------- ----------------------------------------------  ----------------------------
                                   Remaining
    Range of         Number       Contractual    Weighted-Average    Number     Weighted-Average
Exercise Prices    Outstanding        Life        Exercise Price  Exercisable    Exercise Price
----------------- -------------- --------------- ---------------- ------------- ---------------
$ 4.48-  12.50        664,440         6.8 years     $ 10.18          263,090         $8.67
 12.51-  15.00        447,995         8.0 years       13.90          234,970         13.98
 15.01-  25.00        547,000         5.9 years       16.15          356,375         16.19
----------------- -------------- --------------- ---------------- ------------- ---------------
                    1,659,435         6.8 years      $13.15          854,435        $13.27
================= ============== =============== ================ ============= ===============

     In accordance with the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, no compensation cost has been recognized with respect to the Plans. Had compensation cost for the Plans been determined based on the fair value of the awards, our net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share        2000        1999          1998
data)
---------------------------------- ---------- ----------- ------------
Reported:
Net earnings (loss)
   Continuing operations             $ 3,071     $20,245     $ 24,114
   Discontinuing operations            9,104       4,988      (75,169)
---------------------------------- ---------- ----------- ------------
                                     $12,175     $25,233     $(51,055)
================================== ========== =========== ============
Earnings (loss) per share diluted
   Continuing operations             $  0.11     $  0.73     $   0.85
   Discontinuing operations             0.33        0.18        (2.65)
---------------------------------- ---------- ----------- ------------
                                     $  0.44     $  0.91     $  (1.80)
================================== ========== =========== ============
Pro forma:
Net earnings (loss)
   Continuing operations             $  (250)    $17,477     $ 22,168
   Discontinuing operations            9,104       4,988      (75,169)
---------------------------------- ---------- ----------- ------------
                                     $ 8,854     $22,465     $(53,001)
================================== ========== =========== ============
Earnings (loss) per share diluted
   Continuing operations             $ (0.01)    $  0.63     $   0.78
   Discontinuing operations             0.32        0.18        (2.65)
---------------------------------- ---------- ----------- ------------
                                     $  0.32     $  0.81     $  (1.87)
================================== ========== =========== ============

     The above pro forma amounts may not be representative of the effects on reported net earnings (loss) for future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998:

                                        2000      1999       1998
---------------------------------- ---------- --------- ----------
Dividend yield                          1.8%      1.5%       1.2%
Expected volatility                    62.4%     38.0%      60.0%
Risk-free interest rate                 4.8%      6.0%       7.0%
Expected lives                      10 years  10 years   10 years
---------------------------------- ---------- --------- ----------

10   Income Taxes

     The components of income tax expense (benefit) for each of the last three fiscal years are as follows:

(In thousands)                            2000         1999          1998
----------------------------------- ------------ ------------ -------------
Current:
Federal                                 $ 6,229      $ 8,267      $ 10,966
State and local                             466        1,175         1,554
----------------------------------- ------------ ------------ -------------
     Total current                      $ 6,695      $ 9,442      $ 12,520
----------------------------------- ------------ ------------ -------------
Deferred:
Federal                                 $(3,453)     $ 2,414      $  1,645
State and local                             (71)         333           225
----------------------------------- ------------ ------------ -------------
     Total deferred                     $(3,524)     $ 2,747      $  1,870
----------------------------------- ------------ ------------ -------------
Provision for income taxes:
     Continuing operations              $ 3,171      $12,189      $ 14,390
     Discontinuing operations               717        2,837       (26,815)
----------------------------------- ------------ ------------ -------------
        Total income tax expense        $ 3,888      $15,026      $(12,425)
=================================== ============ ============ =============

     Income tax payments, net of refunds, were $8,508,000, $2,090,000 and $12,000,000 in 2000, 1999 and 1998, respectively.

     The differences between statutory federal tax rates and our consolidated effective tax rates are as follows:

                                         2000        1999         1998
------------------------------------- ----------- ----------- ------------
Statutory federal tax rate                35.0%       35.0%       35.0%
State and local income taxes, net
     of federal tax benefit                2.8         2.9         2.9
Tax credits                               (2.0)       (1.4)       (1.8)
Foreign sales corporation                 (5.0)       (1.0)       (1.4)
Other, net                                 4.2         0.5         1.8
------------------------------------- ----------- ----------- ------------
Consolidated effective tax rate           35.0%       36.0%       36.5%
===================================== =========== =========== ============

     Tax benefits for deductions associated with the 1987 Stock Option Plan and the 1987 Partnership Plan amounted to $800,000 and $1,503,000 in 2000 and 1998, respectively. These benefits were added directly to additional paid-in capital and were not reflected in the determination of income tax expense.

     Deferred tax assets and deferred tax liabilities at February 26, 2000 and February 27, 1999 are as follows:

                                          2000                         1999
                                ---------------------------- ----------------------------
(In thousands)                   Current        Noncurrent    Current        Noncurrent
------------------------------- -------------- ------------- -------------- -------------
Accounts receivable             $   3,628       $   (369)    $   5,702      $  (1,378)
Accrued insurance                      --          2,837            --          4,641
Deferred compensation                  37          7,837          (140)         4,165
Restructuring reserve              12,390             --        16,670             --
Inventory                           1,377            201         1,477            203
Depreciation                          143         (6,156)         (194)        (6,444)
Employee benefit plans             (1,899)            --        (1,840)            --
Other                               2,239         (1,492)        2,147         (5,040)
------------------------------- -------------- ------------- -------------- -------------
                                   17,915          2,858        23,822         (3,853)
Less valuation allowance           (9,480)            --       (12,200)            --
------------------------------- -------------- ------------- -------------- -------------
Deferred tax assets
(liability)                     $   8,435      $   2,858      $ 11,622      $  (3,853)
=============================== ============== ============= ============== ==============

     At February 26, 2000, future tax deductions from the reversal of temporary differences comprise the deferred tax asset, which has been reduced by a valuation allowance. This valuation allowance reduces the deferred tax asset to a net amount which we believe we more likely than not will realize, based on our estimates of future earnings and the expected timing of temporary difference reversals. The valuation allowance reflects amounts for foreign tax credits, general business tax credits, net operating loss carryforwards and capital loss carryforwards.

11   Discontinued Operations

     In fiscal 2000, Apogee's Board of Directors authorized the exit from the Company's interest in VIS'N Service Corporation (VIS'N), a non-auto glass focused, third party administered claims processor. On May 13, 1999, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon, Ltd. In fiscal 1999, Apogee's Board of Directors authorized the divestiture of the detention/security and domestic curtainwall operations. On December 3, 1998, the segment executed the sale of its detention/security business, effective November 28, 1998. Combined with the fiscal 1998 exit from international curtainwall operations, these transactions effectively remove the Company from the large-scale construction business, in addition to the third party administered claims processing business. Accordingly, these businesses are presented as discontinued operations in the consolidated financial statements and notes. Prior periods have been restated.

(In thousands)                          2000           1999          1998
--------------------------------- ------------- --------------  ---------------
Earnings (Loss) from Operations
of Discontinued Businesses
Net sales                             $ 28,331      $ 168,739        $ 191,311
Earnings (loss) before income
   taxes and minority interest*          9,821          7,590         (101,984)
Income tax expense (benefit)               717          2,837          (26,815)
Minority interest                           --           (235)              --
Earnings (loss) from operations,
   net of income taxes                $  9,104       $  4,988        $ (75,169)
================================= ============= =============== ================
* Includes net interest expense allocations (based on the ratio of net operating assets of discontinued operations to consolidated net assets) of $111,000, $444,000 and $1,058,000 for 2000, 1999 and 1998, respectively.

     The 2000 effective income tax rate of 7.3% on discontinued operations was significantly lower than the 1999 rate due to a decrease in the valuation allowance resulting from the utilization of certain tax assets that were previously reserved for.

(In thousands)                                     2000           1999
--------------------------------------------- ------------- --------------
Net Liabilities of Discontinued Operations
Current assets                                    $  3,983       $ 21,467
Property, plant and equipment, net                     782          2,482
Other                                                3,248          3,333
Accrued liabilities                                (29,286)       (55,475)
--------------------------------------------- ------------- --------------
Net liabilities of discontinued operations        $(21,273)      $(28,193)
Less net current liabilities of discontinued
     operations                                      2,907          5,206
--------------------------------------------- ------------- --------------
Net long term liabilities of discontinued
     operations                                   $(18,366)      $(22,987)
============================================= ============= ==============

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

     The $26.0 million charge included amounts for the estimated loss on disputed construction contracts in Europe, including the accrual of certain penalty amounts, and a provision for the accrual of legal and related costs associated with the resolution of legal proceedings related to organizational changes in our majority-owned European curtainwall unit. The charge for restructuring included amounts for severance and termination benefits for employees in France, Asia and the US., the write-down of property and equipment and other long-term assets to their estimated net salable value and other items such as lease termination costs. The $35.9 million charge reflected the estimated costs associated with exiting our European operations, including the completion of certain remaining projects. In March 1998, the five operating companies comprising our European curtainwall operations filed for bankruptcy or commenced liquidation, effectively relinquishing control over those entities.

     At February 26, 2000, accruals totaling $21.3 million represented the remaining estimated future cash outflows associated with the exit from discontinued operations. The majority of these cash expenditures are expected to be made within the next one to two years. The primary components of the accrual relate to the completion of certain construction projects, costs to exit VIS'N, legal costs and other costs associated with the proceedings noted above.

12   Employee Benefit Plans

     We maintain a qualified defined contribution pension plan that covers substantially all full-time, non-union employees. Contributions to the Plan are based on a percentage of employees' base earnings. We deposit pension costs with the trustee annually. All pension costs were fully funded or accrued as of year end. Contributions to the Plan were $4,920,000, $4,209,000 and $3,884,000 in 2000, 1999 and 1998, respectively.

     We also maintain a 401(k) savings plan, which allows employees to contribute 1% to 13% of their compensation. Apogee matches 30% of the first 6% of the employee contributions. Our contributions to the Plan were $2,098,000, $2,009,000 and $1,817,000 in 2000, 1999 and 1998, respectively.

13   Acquisitions

     In fiscal 2000, our Glass Services segment purchased the assets of one distribution center. The purchase price of the acquisition was $1,983,000, including $596,000 recorded as goodwill.

     During fiscal 1999, our Glass Services segment purchased an 80% interest in an insurance claims and policy processing outsource company (VIS'N). The aggregate purchase price of the acquisition was $2.8 million. Goodwill of $3.4 million was recorded and liabilities of $1.4 million were assumed.

     In fiscal 1998, our Glass Services segment purchased the assets of ten retail auto glass stores in four separate transactions. The aggregate purchase price of the acquisitions was $800,000, including $200,000 recorded as goodwill.

     Unless noted, no liabilities were assumed in the above transactions. All of the above transactions were accounted for by the purchase method. Accordingly, our consolidated financial statements include the net assets and results of operations from the dates of acquisition.

14   Leases

     As of February 26, 2000, we were obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

Fiscal Year                             (In thousands)
------------------------------------- -------------------
2001                                            $ 13,724
2002                                              10,795
2003                                               8,638
2004                                               6,962
2005                                               5,172
Thereafter                                         8,015
------------------------------------- -------------------
     Total minimum payments                     $ 53,306
===================================== ===================

     Total rental expense was $23,829,000, $24,470,000 and $20,690,000 in 2000,
1999 and 1998, respectively.

     During fiscal 2000, the Company entered into an agreement for the sale and leaseback of certain production equipment. The sale price of the equipment was $13.4 million. The Company has a purchase option at projected future fair market value under the agreement. The lease is classified as an operating lease in accordance with SFAS No. 13, Accounting for Leases.

     As of February 26, 2000, equipment with a net book value of $6,071,000 has been removed form the balance sheet, and the gain of $7,329,000 has been deferred and is being credited to rent expense over the lease term. The unamortized portion of the deferred gain of $7,329,000 is included in the balance sheet caption other long-term liabilities. The average annual lease payment, prior to the above mentioned rent adjustment, over the life of the lease is $2,029,000.

15   Commitments and Contingent Liabilities

     At February 26, 2000, we had ongoing letters of credit related to our risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which we are obligated as of February 26, 2000 was approximately $14,787,000. We have entered into a number of noncompete agreements. As of February 26, 2000, we were committed to make future payments of $2,934,000 under such agreements.

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

16   Fair Value Disclosures

     In preparing disclosures about the fair value of financial instruments, we determined that for cash and cash equivalents, receivables, accounts payable and long-term debt, carrying value is a reasonable estimate of fair value. The fair value of interest rate swaps is the difference between the present value of our future interest obligation at a fixed rate and the counterparty's obligation at a floating rate. The estimated fair value of interest rate swap agreements in a net payable position was $198,000 and $1.6 million at February 26, 2000 and February 27, 1999, respectively.

17   Earnings Per Share

     The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

(In thousands)                              2000        1999        1998
------------------------------------- ----------- ----------- -----------
Basic earnings per share -
     Weighted common shares
    Outstanding                           27,746      27,586      27,795
Weighted common shares assumed
     upon exercise of stock options           48         176         564
------------------------------------- ----------- ----------- -----------
Diluted earnings per share -
     Weighted common shares and
     potential common shares
     outstanding                          27,794      27,762      28,359
===================================== =========== =========== ===========

18   Quarterly Data (Unaudited)

                                                                   Quarter
                                                -----------------------------------------------
(Dollar amounts in thousands, except per          First       Second       Third       Fourth
share data)
----------------------------------------------- ----------- ----------- ------------- ----------
Fiscal 2000
Net sales                                        $ 209,663   $ 216,962     $ 201,127   $212,736
Gross profit                                        47,063      45,493        30,609     44,071
Earnings (loss) from continuing operations           4,787       5,309        (4,982)    (2,043)
Earnings (loss) from discontinued operations          (217)      8,732         2,004     (1,415)
Net earnings (loss)                                  4,570      14,041        (2,978)    (3,458)
Earnings (loss) per share - basic
     From continuing operations                       0.17        0.19         (0.18)     (0.07)
     From discontinued operations                    (0.01)       0.31          0.07      (0.05)
     Net earnings (loss)                              0.17        0.51         (0.11)     (0.12)
Earnings (loss) per share - diluted
     From continuing operations                       0.17        0.19         (0.18)     (0.07)
     From discontinued operations                    (0.01)       0.31          0.07      (0.05)
     Net earnings (loss)                              0.16        0.50         (0.11)     (0.12)
----------------------------------------------- ----------- ----------- ------------- ----------
Fiscal 1999
Net sales                                        $ 190,377   $ 206,539     $ 191,201  $ 199,944
Gross profit                                        40,439      45,686        42,356     41,933
Earnings from continuing operations                  4,188       7,771         5,946      2,340
Earnings (loss) from discontinued operations          (310)      1,384         1,304      2,611
Net earnings                                         3,878       9,155         7,250      4,951
Earnings (loss) per share - basic
     From continuing operations                       0.15        0.28          0.22       0.08
     From discontinued operations                    (0.01)       0.05          0.05       0.09
     Net earnings                                     0.14        0.33          0.26       0.18
Earnings (loss) per share - diluted
     From continuing operations                       0.15        0.28          0.21       0.08
     From discontinued operations                    (0.01)       0.05          0.05       0.09
     Net earnings                                     0.14        0.33          0.26       0.18
----------------------------------------------- ----------- ----------- ------------- ----------
Fiscal 1998
Net sales                                        $ 176,698   $ 194,314     $ 188,439  $ 171,643
Gross profit                                        40,960      51,320        43,087     29,771
Earnings (loss) from continuing operations           6,360      13,069         7,145     (2,460)
Earnings (loss) from discontinued operations           414      (3,412)      (17,580)   (54,591)
Net earnings (loss)                                  6,774       9,657       (10,435)   (57,051)
Earnings (loss) per share - basic
     From continuing operations                       0.23        0.47          0.26     (0.09)
     From discontinued operations                     0.01       (0.12)        (0.63)    (1.97)
     Net earnings (loss)                              0.24        0.35         (0.37)    (2.06)
Earnings (loss) per share - diluted
     From continuing operations                       0.22        0.46          0.25     (0.09)
     From discontinued operations                     0.01       (0.12)        (0.62)    (1.97)
     Net earnings (loss)                              0.24        0.34         (0.37)    (2.06)
=============================================== =========== =========== ============= ==========

19   Business Segments Data

(In thousands)                             2000        1999        1998
------------------------------------------------------------------------
Net Sales
Glass technologies                     $360,242    $324,456    $324,195
Glass services                          485,543     464,307     407,985
Intersegment elimination                 (5,297)       (701)     (1,086)
------------------------------------------------------------------------
     Total                             $840,488    $788,062    $731,094
=========================================================================
Operating Income
Glass technologies                     $ 12,450    $ 21,691    $ 30,746
Glass services                            7,706      22,687      16,123
Corporate and other                        (738)     (1,026)     (1,210)
------------------------------------------------------------------------
        Total                          $ 19,418    $ 43,352    $ 45,659
=========================================================================
Identifiable Assets
Glass technologies                     $277,083    $250,391    $188,363
Glass services                          151,285     150,387     142,430
Corporate and other                      52,786      65,611      74,734
------------------------------------------------------------------------
       Total                           $481,154    $466,389    $405,527
=========================================================================
Capital Expenditures
Glass technologies                     $ 38,570    $ 70,034    $ 23,871
Glass services                            5,984       5,766      12,268
Corporate and other                        (529)      1,592       1,752
------------------------------------------------------------------------
       Total                           $ 44,025    $ 77,392    $ 37,891
=========================================================================
Depreciation & Amortization
Glass technologies                     $ 20,195    $ 13,997    $ 12,853
Glass services                           11,467      11,078       9,360
Corporate and other                       1,357         723         250
------------------------------------------------------------------------
       Total                           $ 33,019    $ 25,798    $ 22,463
=========================================================================

     Apogee's export net sales are less than 12% of consolidated net sales. No single customer, including government agencies, accounts for 10% or more of consolidated net sales. Segment operating income is net sales less cost of sales and operating expenses. Operating income does not include provision for interest expense or income taxes. "Corporate and other" includes miscellaneous corporate activity not allocable to business segments.

                                                                     SCHEDULE II
                                                                     -----------

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

                       Valuation and Quantifying Accounts
                                 (In thousands)

                                     Balance at              Charged to             Deductions            Balance at
                                    beginning of             costs and            from reserves             end of
                                       period                 expenses                 (1)                   period
                                    --------------         ---------------        ---------------        --------------
For the year ended
February 26, 2000:
  Allowance for
  doubtful receivables                 $7,161                  $7,656                 $4,277                $10,540
                                    ==============         ===============        ===============        ==============
  Inventory reserves                   $5,112                  $  336                  $ 270                $ 5,178
                                    ==============         ===============        ===============        ==============

For the year ended
February 27, 1999:
  Allowance for
  doubtful receivables                 $5,372                  $1,408                  $(381)                $7,161
                                    ==============         ===============        ===============        ==============
  Inventory reserves                   $4,281                  $1,031                   $200                 $5,112
                                    ==============         ===============        ===============        ==============

For the year ended
February 28, 1998:
  Allowance for
  doubtful receivables                 $6,085                    $508                 $1,221                 $5,372
                                    ==============         ===============        ===============        ==============
  Inventory reserves                   $4,790                    $991                 $1,500                 $4,281
                                    ==============         ===============        ===============        ==============

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

Exhibit (4E)  Amendment No. 3 to Rights Agreement, dated December 7, 1999, to the Rights Agreement between Registrant and American Stock Transfer Co. dated October 19, 1990. Incorporated by reference to Registrant's Form 8-A/A on December 7, 1999.

Exhibit (10A) Deferred Incentive Compensation Plan dated February 27, 1986 between Registrant and certain executive officers. Incorporated by reference to Exhibit 10N to Registrant's Annual Report on Form 10-K for year ended March 1, 1986.

Exhibit (10B) Amended and Restated 1987 Apogee Enterprises, Inc. Partnership
              Plan. Incorporated by reference to Registrant's S-8 registration statement dated March 30, 1993.

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

Exhibit (10F) Multi-Currency Credit Agreement dated as of May 21, 1998 between
              Apogee Enterprises, Inc. and banks party to the agreement, including related security, pledge, contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10G to Registrant's Annual Report on Form 10-K for year ended February 28, 1998.

Exhibit (10G) 1997 Omnibus Stock Incentive Plan. Incorporated by reference to
              Exhibit A of Registrant's proxy statement for the 1997 Annual Meeting of Shareholders, filed May 16, 1997.

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

Exhibit (10J) First Amendment of Apogee Enterprises, Inc. Officers' Supplemental
              Executive Retirement Plan, dated May 11, 1999. Incorporated by reference to Exhibit 10J to Registrant's Annual Report on Form 10-K for the year ended February 27, 1999.

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

Exhibit (10M) Stock Purchase Agreement dated November 10, 1998 between Apogee
              Enterprises, Inc. and CompuDyne Corporation. Incorporated by reference to Registrant's Current Report on Form 8-K filed November 10, 1998.

Exhibit (10N) Stock Purchase Agreement between the Company and CH Holdings, Inc.
              Incorporated by reference to Registrant's Current Report on Form 8-K filed on April 23, 1999.

Exhibit (10O) Deferred Compensation Plan for Non-Employee Directors.
              Incorporated by reference to Exhibit A of the Registrant's proxy statement for the 1999 Annual Meeting of Shareholders, filed May 17, 1999.

Exhibit (16)  Change in Independent Public Accountants. Incorporated by
              reference to Current Report on Form 8-K, filed April 22, 1999.

Exhibit (21)  Subsidiaries of the Registrant

Exhibit (23)  Consent of Arthur Andersen LLP

Exhibit (23A) Consent of KPMG LLP

Exhibit (27)  Financial Data Schedule (EDGAR filing only)

Exhibit (99)  Litigation Reform Act of 1995 - Cautionary Statement