Form 10-Q
period 2000-06-03
APOGEE ENTERPRISES INC
filed 2000-07-10
CIK 6845

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 3, 2000

                                      OR

                [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission File Number   0-6365
                                                 ------

                           APOGEE ENTERPRISES, INC.
              --------------------------------------------------
              (Exact Name of Registrant as Specified in Charter)

                     Minnesota                  41-0919654
              ------------------------     ---------------------
              (State of Incorporation)     (IRS Employer ID No.)


      7900 Xerxes Avenue South, Suite 1800, Minneapolis, Minnesota  55431
      -------------------------------------------------------------------
                   (Address of Principal Executive Offices)


                Registrant's Telephone Number   (952) 835-1874
                                                --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO _____
                                       ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                                 Outstanding at June 30, 2000
--------------------------------                  ----------------------------
Common Stock, $.33 1/3 Par Value                           27,829,167

                           APOGEE ENTERPRISES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS
                      FOR THE QUARTER ENDED June 3, 2000



           Description                                                     Page
           -----------                                                     ----
PART I
------

Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 3, 2000
            and February 26, 2000                                             3

           Consolidated Results of Operations for the
            Quarters Ended June 3, 2000 and May 29, 1999                      4

           Consolidated Statements of Cash Flows for the
            Quarters Ended June 3, 2000 and May 29, 1999                      5

           Notes to Consolidated Financial Statements                       6-7

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  7-11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk     11-12

PART II    Other Information
-------

Item 5.    Other Information                                                 13

Item 6.    Exhibits and Reports on Form 8-K                                  13
           Exhibits Index                                                    15
           Exhibit 27 Financial Data Schedule (EDGAR filing only)
           Exhibit 27.1 Financial Data Schedule (EDGAR filing only)

Item 1.  Financial Statements
-----------------------------

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 3, 2000 AND FEBRUARY 26, 2000
                            (Thousands of Dollars)

                                                                              June 3, 2000            February 26, 2000
                                                                           ------------------        -------------------
                                                                              (unaudited)
ASSETS

Current assets
  Cash and cash equivalents                                                 $       8,679                 $     7,192
  Receivables, net of allowance for doubtful accounts                             124,337                     125,064
  Inventories                                                                      66,907                      68,184
  Deferred tax assets                                                              10,173                       8,435
  Other current assets                                                              2,564                       5,547
                                                                            -------------                 -----------
    Total current assets                                                          212,660                     214,422
                                                                            -------------                 -----------

Property, plant and equipment, net                                                180,461                     186,039
Other assets
    Marketable securities - available for sale                                     24,590                      24,951
    Investments                                                                       410                         418
    Intangible assets, at cost less accumulated amortization
     of $12,271 and $11,668, respectively                                          50,493                      50,549

    Other                                                                           4,658                       4,775
                                                                            -------------                 -----------
       Total assets                                                         $     473,272                 $   481,154
                                                                            =============                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                          $      63,923                 $   57,989
  Accrued expenses                                                                 52,450                     56,624
  Current liabilities of discontinued operations, net                               2,709                      2,907
  Billings in excess of costs and earnings on uncompleted
    contracts                                                                       9,046                      9,827
  Accrued income taxes                                                              5,750                      7,868
  Current installments of long-term debt                                              151                        182
                                                                            -------------                 ----------
    Total current liabilities                                                     134,029                    135,397
                                                                            -------------                 ----------

Long-term debt, less current installments                                         152,081                    164,371
Other long-term liabilities                                                        25,948                     25,248
Liabilities of discontinued operations, net                                        22,409                     18,366

Commitments and contingent liabilities  (Note 5)

Shareholders' equity
  Common stock, $.33 1/3  par value; authorized 50,000,000
    shares; issued and outstanding 27,844,000 and 27,743,000
    shares, respectively                                                            9,281                      9,248
  Additional paid-in capital                                                       45,766                     45,106
  Retained earnings                                                                85,151                     84,608
  Unearned compensation                                                            (1,064)                      (888)
  Net unrealized (loss)/gain on marketable securities                                (329)                      (302)
                                                                            -------------                 ----------
    Total shareholders' equity                                                    138,805                    137,772
                                                                            -------------                 ----------
    Total liabilities and shareholders' equity                              $     473,272                 $  481,154
                                                                            =============                 ==========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED RESULTS OF OPERATIONS
             FOR THE QUARTERS ENDED JUNE 3, 2000 AND MAY 29, 1999
           (Thousands of Dollars Except Share and Per Share Amounts)
                                  (unaudited)

                                                                                      Quarter Ended
                                                                          June 3, 2000             May 29, 1999
                                                                      -------------------     -------------------
Net sales                                                                     $   237,253             $   209,663
Cost of sales                                                                     189,339                 162,600
                                                                      -------------------     -------------------
    Gross profit                                                                   47,914                  47,063
Selling, general and administrative expenses                                       40,959                  36,329
                                                                      -------------------     -------------------
    Operating income                                                                6,955                  10,734
Interest expense, net                                                               2,783                   2,567
                                                                      -------------------     -------------------
    Earnings from continuing operations before income taxes and
    other items below                                                               4,172                   8,167
Income tax provision                                                                1,460                   2,940
Equity in net loss of affiliated companies                                            692                     440
                                                                      -------------------     -------------------
    Earnings from continuing operations                                             2,020                   4,787
Earnings (loss) from operations of discontinued businesses,
    net of income taxes                                                                --                    (217)
                                                                      -------------------     -------------------
    Net earnings                                                              $     2,020             $     4,570
                                                                      ===================     ===================

Earnings (loss) per share-basic
       Continuing operations                                                  $      0.07             $      0.17
       Discontinued operations                                                         --                   (0.01)
                                                                      -------------------     -------------------
       Net earnings                                                           $      0.07             $      0.17
                                                                      ===================     ===================

Earnings (loss) per share-diluted
       Continuing operations                                                  $      0.07             $      0.17
       Discontinued operations                                                         --                   (0.01)
                                                                      -------------------     -------------------
       Net earnings                                                           $      0.07             $      0.16
                                                                      ===================     ===================

Weighted average basis shares outstanding                                          27,801                  27,635
Weighted average diluted shares outstanding                                        27,801                  27,747

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE QUARTERS ENDED JUNE 3, 2000 AND MAY 29, 1999
                             (Thousands of Dollars)
                                  (unaudited)

                                                                                    Quarter Ended
                                                                        June 3, 2000             May 29, 1999
                                                                      ----------------         ----------------
OPERATING ACTIVITIES
Net earnings                                                                  $  2,020                 $  4,570
Adjustments to reconcile net earnings to net cash provided by continuing operating activities:
    Net loss (earnings) from discontinued operations                               ---                      217
    Depreciation and amortization                                                9,795                    8,319
    Provision for losses on accounts receivable                                  1,112                      806
    Deferred income tax (benefit) expense                                       (1,543)                     634
    Equity in net loss of affiliated companies                                     692                      440
    Net cash flow (to) from discontinued operations                               (530)                    (574)
    Other, net                                                                     (64)                      49
                                                                      ----------------         ----------------
Cash flow before changes in operating assets and liabilities                    11,482                   14,461
  Changes in operating assets and liabilities, net of
   effect of acquisitions:
     Receivables                                                                  (385)                   6,137
     Inventories                                                                 1,277                   (1,102)
    Other current assets                                                         2,983                      533
     Accounts payable and accrued expenses                                       1,711                  (15,532)
    Billings in excess of costs and earnings on uncompleted
      contracts                                                                   (781)                      92
     Refundable income taxes and accrued income taxes                           (1,918)                   2,105
     Other long-term liabilities                                                   524                      464
                                                                      ----------------         ----------------
       Net cash provided by continuing operating activities                     14,893                    7,158
                                                                      ----------------         ----------------

INVESTING ACTIVITIES
Capital expenditures                                                            (3,587)                 (24,874)
Acquisition of businesses, net of cash acquired                                    ---                   (1,981)
Purchases of marketable securities                                              (4,821)                  (2,924)
Sales/maturities of marketable securities                                        5,140                    6,040
Investments in and advances to affiliated companies                               (684)                    (390)
Proceeds from sale of property and equipment                                        23                       42
Net cash flow from discontinued operations                                       4,375                      ---
Other, net                                                                         (26)                    (169)
                                                                      ----------------         ----------------
       Net cash provided by (used in) investing activities                         420                  (24,256)
                                                                      ----------------         ----------------
FINANCING ACTIVITIES
Payments on long-term debt                                                     (12,321)                    (376)
Proceeds from issuance of long-term debt                                           ---                   22,100
Increase in deferred debt expense                                                 (521)                     ---
Proceeds from issuance of common stock                                             517                    2,140
Repurchase and retirement of common stock                                          (50)                    (852)
Dividends paid                                                                  (1,451)                  (1,457)
                                                                      ----------------         ----------------
       Net cash (used in) provided by financing activities                     (13,826)                  21,555

Increase in cash and cash equivalents                                            1,487                    4,457
Cash and cash equivalents at beginning of period                                 7,192                    1,318
                                                                      ----------------         ----------------
Cash and cash equivalents at end of period                                    $  8,679                 $  5,775
                                                                      ================         ================

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies
    ------------------------------------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 3, 2000 and May 29, 1999, and the results of operations and cash flows for the fourteen week period ended June 3, 2000 and for the thirteen week period ended May 29, 1999. As explained in note 4, the Company's curtainwall contracting and detention/security contracting businesses are reported as discontinued operations, along with the Company's interest in VIS'N Service Corporation. Accordingly, certain prior year amounts have been reclassified to conform to the current period presentation.

    The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended February 26, 2000. The results of operations for the fourteen week period ended June 3, 2000 and the thirteen week period ended May 29, 1999 are not necessarily indicative of the results to be expected for the full year.

    The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.  Earnings Per Share
    ------------------
    The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

                                                                        June 3, 2000            May 29, 1999
                                                                    -------------------     -------------------

    Basic earnings per share  -
     Weighted common shares outstanding                                      27,801,040              27,635,067
    Weighted common shares assumed upon exercise of
     stock options                                                                   --                 111,826
    Diluted earnings per share  -
     Weighted common shares and potential common                     ------------------      ------------------
     shares outstanding                                                      27,801,040              27,746,893
                                                                     ==================      ==================

3.  Inventories
    -------------

      (Thousands of Dollars)                                              June 3, 2000            February 26, 2000
                                                                    ----------------------     ----------------------
      Raw materials                                                                $18,927                    $18,966
      Work-in process                                                                5,136                      4,995
      Finished                                                                      40,790                     43,439
      Cost and earnings in excess of billings on
       uncompleted contracts                                                         2,054                        784
                                                                     ---------------------      ---------------------
       Total inventories                                                           $66,907                    $68,184
                                                                     =====================      =====================

4.  Discontinued Operations
    -----------------------

    In fiscal 1999, Apogee's Board of Directors authorized the divestiture of the detention/security and domestic curtainwall operations. In late fiscal 2000, Apogee's Board of Directors authorized the exit from the Company's interest in VIS'N Service Corporation (VIS'N), a non-auto glass focused, third party administered claims processor. On December 3, 1998, the Company executed the sale of its detention/security business, effective November 28, 1998. On May 13, 1999, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon, Ltd. The sale of Harmon, Ltd. and the Company's detention/security business combined with the fiscal 1998 exit from international curtainwall operations effectively removed the Company from the large-scale construction business. Accordingly, these businesses are presented as discontinued operations in the accompanying financial statements and notes. Prior periods have been restated.

    At June 3, 2000, accruals totaling $25.1 million represented the remaining estimated (net) future cash outflows associated with the exit from discontinued operations. The majority of these cash expenditures are expected to be made within the next one to two years. The primary components of the accrual relate to the completion of certain construction projects, as well as costs to exit the VIS'N business, associated legal and advisory fees and related costs.

5.  Commitments and Contingent Liabilities
    --------------------------------------

    At June 3, 2000, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of June 3, 2000 was approximately $6.6 million. The Company has also entered into a number of noncompete agreements for the benefit of the Company. As of February 26, 2000, we were committed to make future payments of $3.5 million under such agreements.

    The Company has been party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction industry, its discontinued construction business is routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages. Although it is impossible to predict the outcome of such proceedings, the Company believes, based on facts currently available to it, that none of such claims will result in losses that would have a material adverse effect on its financial condition.

6.  Comprehensive Earnings
    ----------------------

     (Thousands of Dollars)                                               June 3, 2000                May 29, 1999
                                                                    ----------------------      ----------------------
     Net earnings                                                                   $2,020                      $4,570
     Change in unrealized gains on marketable
        securities, net of $15 and $62, tax benefit,
        respectively                                                                   (27)                       (118)
                                                                    ----------------------      ----------------------
     Comprehensive earnings                                                         $1,993                      $4,452
                                                                    ======================      ======================


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The following selected financial data should be read in conjunction with the Company's Form 10-K for the year ended February 26, 2000 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings
------------------
Fiscal 2001 figures include one extra week in the quarter as compared to the same quarter a year ago. Net sales for the first quarter ended June 3, 2000 were $237.3 million, a 13% increase over the $209.7 million reported for the prior year quarter. First quarter earnings from continuing operations fell 58% to $2.0 million, or 7 cents per share-diluted, from $4.8 million, or 17 cents per share-diluted, for the prior year quarter. Last year's net sales have been restated to reflect the planned exit of the Company's interest in

VIS'N Service Corporation (VIS'N). Accordingly, the results of this business, along with the Company's detention/security and domestic curtainwall operations, are reported as discontinued operations.

First Quarter Fiscal 2001 Compared to First Quarter Fiscal 2000
---------------------------------------------------------------

The following table compares first quarter results with year-ago results, as a percentage of sales, for each caption. Fiscal 2000 results have been restated to reflect the effect of discontinued operations.

                                                                             Percentage of Net Sales
                                                                   -----------------------------------------
                                                                                  Quarter Ended
                                                                   -----------------------------------------
                                                                       June 3, 2000           May 29, 2000
                                                                   -----------------      ------------------
          Net sales                                                            100.0                   100.0
          Cost of sales                                                         79.8                    77.6
                                                                   -----------------      ------------------
              Gross profit                                                      20.2                    22.4
          Selling, general and administrative expenses                          17.3                    17.3
                                                                   -----------------      ------------------
              Operating income                                                   2.9                     5.1
          Interest expense, net                                                  1.2                     1.2
                                                                   -----------------      ------------------
              Earnings from continuing operations before before
               income and other items                                            1.8                     3.9
          Income taxes                                                           0.6                     1.4
          Equity in net loss of affiliated companies                             0.3                     0.2
                                                                   -----------------      ------------------
              Earnings from continuing operations                                0.9                     2.3
          Earnings (loss) from discontinued operations                           0.0                    (0.1)
                                                                   -----------------      ------------------
             Net earnings                                                        0.9                     2.2
                                                                   =================      ==================

          Effective tax rate                                                    35.0%                   36.0%

On a consolidated basis, gross profit, as a percentage of net sales, decreased from 22.4% to 20.2%, due primarily to decreased margins as a result of operational difficulties at Viratec and pricing pressures at the auto glass businesses, partially offset by improved margins at Viracon, Tru Vue, Apogee Wausau Group (AWG) and Harmon, Inc.

Selling, general and administrative (SG&A) expenses, as a percentage of sales, remained constant from a year ago, but rose by $4.6 million, or 13% due primarily to increases in depreciation, timing of bonus and incentive accruals and allowance for bad debts.

Net interest expense rose 8% during the quarter as lower borrowing levels were offset by higher borrowing rates. The effective income tax rate of 35.0% reflected a marginal decrease from the effective rate of 36% a year ago.

The following table presents sales and operating income data for the Company's two segments and on a consolidated basis for the first quarter, when compared to the corresponding period a year ago. Operating results are discussed below.

                                                   Quarter Ended
                                       --------------------------------
                                          June 3,               May 29,         Percentage
          (Thousands of Dollars)           2000                  1999             Change

                                       ==========       ===============       ============
          Net Sales
          Glass Technologies           $  103,034       $        88,531                 16%
          Glass Services                  135,984               121,245                 12
          Intersegment elimination         (1,765)                 (113)                NM
                                       ----------       ---------------
            Net sales                  $  237,253       $       209,663                 13%
                                       ==========       ===============

          Operating Income (Loss)
          Glass Technologies           $    2,729       $         4,019                (32)%
          Glass Services                    5,337                 7,941                (33)
          Corporate and other              (1,111)               (1,226)                 9
                                       ----------       ---------------
            Operating income (loss)    $    6,955       $        10,734                (35)%
                                       ==========       ===============
          NM = Not meaningful

Glass Technologies (GT)
-----------------------
Net sales increased 16% over the prior period as a result of strong demand throughout the segment and corresponding utilization of increased production capacity. First quarter operating income decreased 32% to $2.7 million compared to $4.0 million in the year-ago quarter as continued progress at Linetec, Tru Vue and Wausau Window & Wall Systems was more than offset by lower results at Viracon and disappointing results at Viratec.

Viracon, the segment's largest operating unit, reported a 32% decline in operating income despite a sales gain of 17% as compared to the prior year's quarter. Higher depreciation costs from prior year capital additions and timing differences between production and shipments contributed to the operating income decline from the prior year's quarter.

GT's Viratec unit reported a larger operating loss over the same period a year ago. The relocated Optium CRT coating operation in San Diego, CA reported continued increases in volume and efficiency. However, these results were not enough to offset the losses reported by the flat glass line in Faribault, MN due to on-going operational difficulties with more complex products and increased depreciation costs.

Although the first quarter is typically soft for Tru Vue, it recorded a 73% operating income increase on an 18% sales increase compared to the prior year's quarter due to continued increased operational efficiencies and demand for Tru Vue's higher margin, value-added glass products.

The Apogee Wausau Group (AWG), which consists of Wausau Window and Wall Systems and Linetec, reported combined sales gain of 13% and an operating income increase of 11%, reflecting higher volume.

Glass Services (GS)
-------------------

Compared to the prior year quarter, GS sales for the quarter increased 12% to $136.0 million. The segment's operating income for the first quarter decreased 33% to $5.3 million from the year-ago quarter, as excellent results by Harmon, Inc. were more than offset by continuing weakness in auto glass.

The auto glass business reported a 6% increase in sales compared to the first quarter of the prior year. Net sales of the auto glass retail unit remained flat compared with those of a year ago, although unit volume decreased by 8%. Net sales of the distribution and manufacturing units of auto glass increased over a year ago. A significant decrease in operating income was primarily the result of continued soft demand and pricing pressures in the retail auto glass business. To respond to changing market conditions, the retail auto glass business was restructured during fiscal 2000. Approximately 40 retail stores are expected to be closed during fiscal 2001.

Harmon, Inc., the Company's full service building glass installation and repair business, reported a 42% increase in sales and a significant increase in operating income for the quarter as compared to the same quarter a year ago.

On June 13, 2000, the Company and PPG Industries of Pittsburgh announced that they have agreed to combine their U.S. automotive replacement glass distribution businesses in a new entity, PPG Auto Glass. On June 26, 2000, the Company and PPG were notified by the Federal Trade Commission that they had received early termination of the waiting period for their filings under the Hart-Scott-Rodino Improvement Act regarding the proposed joint venture. The venture is anticipated to close and begin operations later this summer. See Item 5 for more information.

Discontinued Operations
------------------------

In fiscal 1999, Apogee's Board of Directors authorized the divestiture of the detention/security and domestic curtainwall operations. In late fiscal 2000, Apogee's Board of Directors authorized the exit from the Company's interest in VIS'N Service Corporation (VIS'N), a non-auto glass focused, third party administered claims processor. On December 3, 1998, the segment executed the sale of its detention/security business, effective November 28, 1998. On May 13, 1999, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon, Ltd. The sale of Harmon, Ltd. and the Company's detention/security business combined with the fiscal 1998 exit from international curtainwall operations effectively removed the Company from the large-scale construction business. Accordingly, these businesses are presented as discontinued operations in the accompanying financial statements and notes. Prior periods have been restated.

Backlog
-------
At June 3, 2000, Apogee's consolidated backlog was $188 million, up 7% from the $175 million reported at February 26, 2000. The backlogs of GT's operations represented over 65% of Apogee's consolidated backlog.

Liquidity and Capital Resources
-------------------------------
Financial Condition
-------------------
Net cash provided by operating activities

Cash provided by continuing operating activities in the first quarter was $14.9 million for the quarter versus $7.2 million in the first quarter of fiscal 2000. The $14.9 million figure represents mainly the combination of net earnings and noncash charges such as depreciation and amortization as well as a $3.4 million decrease in working capital, excluding cash, which resulted from decreased inventories and increased accounts payable and accruals, offset by decreased income taxes.

Net cash used in investing activities
Additions to property, plant and equipment during the quarter totaled approximately $3.6 million, down significantly from the $24.9 million from the prior year quarter.

For fiscal 2001, the Company expects to incur capital expenditures as necessary to maintain existing facilities and information systems. Fiscal 2001 capital expenditures are expected to be significantly less than those for fiscal 2000.

Net cash provided by financing activities

Total borrowings stood at $152.2 million at June 3, 2000, down from the $164.6 million outstanding at February 26, 2000. The majority of all of the Company's
long-term debt consisted of bank borrowings.   The borrowings, along with cash
provided by operating activities, were sufficient to finance the period's investing activities and cash dividend requirements. At June 3, 2000, long-term debt stood at 52% of total capitalization, compared to 54% at fiscal year-end 2000.

Effective June 1, 2000, the Company amended its revolving credit agreement in conjunction with a pending joint venture with PPG Industries of Pittsburgh to combine their U.S. automotive replacement glass distribution businesses. The amendment resulted in a decrease in borrowing capacity from $253 million to $200 million.

The Company anticipates outstanding borrowings to decline over the course of the year. The Company believes that cash from operating activities and the available credit facility provide adequate liquidity for the remainder of the fiscal year.

Shareholders' Equity
--------------------
At June 3, 2000, Apogee's shareholders' equity stood at $138.8 million. Book value per share was $5.00, up from $4.97 per share at February 26, 2000, with outstanding common shares increasing nominally during the period. Net earnings and proceeds from common stock issued in connection with our stock-based compensation plans accounted for the increase, slightly offset by dividends paid.

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

Cautionary Statement
--------------------
This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements.
These uncertainties and other risk factors include, but are not limited to: whether the cost savings programs implemented at the auto glass businesses will lead to improved operating results, the continuation of unfavorable industry conditions in the auto glass businesses, whether the Company's proposed automotive replacement glass distribution joint venture with PPG Industries will successfully combine the merged businesses or, that once combined the venture will achieve favorable short-term or long-term operating results, whether other strategic alternatives being considered for the auto glass businesses will be available on terms favorable to the Company, whether the production ramp-ups of new or expanded plant capacity in the Glass Technologies (GT) segment will proceed as anticipated and will lead to successful operating results for those companies now or in the future, whether demand for GT products and services will continue at present rates and whether generally favorable economic conditions will continue.

A number of other factors should be considered in conjunction with this report's forward-looking statements, any discussion of operations or results by the Company or its representatives and any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or
investors, or other communications by the Company.   These other factors are set
forth in the cautionary statement filed as Exhibit 99 to the Company's Annual Report on Form 10-K, and include, without limitation, cautionary statements regarding changes in economic and market conditions, factors related to competitive pricing, commercial building market conditions, management of growth of business units, greater than expected costs or difficulties related to the operation of the businesses, the impact of foreign currency markets, the integration of acquisitions, the realization of expected economies gained
through expansion and information systems technology updates.   New factors
emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

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

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. The aforementioned changes in interest rates affecting the Company's financial instruments would result in approximately a $1.1 million impact to net earnings. As interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

The Company uses interest swaps to fix a portion of its variable rate borrowings from fluctuations in interest rates. As of June 3, 2000, the Company has interest swaps covering $35 million of variable rate debt.

The Company has a policy of using forward exchange contracts to hedge its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities, and future firm commitments of its operations. Forward exchange contracts are also used from time to time to manage near-term foreign currency cash requirements. The primary objective of these hedging activities is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized.

Given the Company's balanced foreign exchange position described above, a 10% adverse change in foreign exchange rates upon which these contracts are based would result in exchange losses from these contracts that would, in all material respects, be fully offset by exchange gains on the underlying net monetary exposures for which the contracts are designated as hedges. As of June 3, 2000, the Company did not have any forward contracts outstanding as the Company had no material foreign exchange exposure.

                                    PART II

                               OTHER INFORMATION

ITEM 5.  Other Information
--------------------------

    On June 13, 2000, the Company and PPG Industries of Pittsburgh announced that they have agreed to combine their U.S. automotive replacement glass distribution businesses in a new entity, PPG Auto Glass, LLC. PPG will hold a 66 percent interest and the Company a 34% interest in the new company.

    The Company operates about 75 wholesale distribution branches and PPG operates more than 110. The new venture will not include PPG's auto replacement glass production and truckload sales business, or the Company's manufacturing and retail installation operations. The new venture is expected to employ more than 1,200 people from PPG's and the Company's existing auto replacement glass distribution units.

    On June 26, 2000, the Company and PPG were notified by the Federal Trade Commission that they had received early termination of the waiting period for their filings under the Hart-Scott-Rodino Improvement Act regarding the proposed joint venture. This was the last significant condition to closing the venture. The venture is anticipated to close and begin operations later this summer.

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:
    --------
    Exhibit (10.1).  Conditional Waiver and Amendment No. 4 to Credit Agreement
    Exhibit (27).    Financial Data Schedule (EDGAR filing only)
    Exhibit (27.1).  Restated Financial Data Schedule (EDGAR filing only)

(b) Reports on Form 8-K:
    -------------------
    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APOGEE ENTERPRISES, INC.


Date:  July 10, 2000                /s/ Russell Huffer
                                        --------------
                                    Russell Huffer
                                    Chairman, President and Chief Executive
                                     Officer


Date:  July 10, 2000                /s/ Robert G. Barbieri
                                        ------------------
                                    Robert G. Barbieri
                                    Vice President-Finance and
                                     Chief Financial Officer

EXHIBITS INDEX

Exhibit
-------
Exhibit 10.1  Conditional Waiver and Amendment No. 4 to Credit Agreement
Exhibit 27    Financial Data Schedule (EDGAR filing only)
Exhibit 27.1  Restated Financial Data Schedule (EDGAR filing only)