Form 10-Q
period 2000-09-02
APOGEE ENTERPRISES INC
filed 2000-10-16
CIK 6845

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 2, 2000

                                      OR

                [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________to ______________

                         Commission File Number 0-6365
                                                -------

                           APOGEE ENTERPRISES, INC.
              --------------------------------------------------
              (Exact Name of Registrant as Specified in Charter)

                  Minnesota                         41-0919654
              --------------------------    --------------------
               (State of Incorporation)     (IRS Employer ID No.)


      7900 Xerxes Avenue South, Suite 1800, Minneapolis, Minnesota  55431
      -------------------------------------------------------------------
                   (Address of Principal Executive Offices)


                Registrant's Telephone Number (952) 835-1874
                                             ---------------


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


              Class                         Outstanding at September 30, 2000
--------------------------------            ---------------------------------
Common Stock, $.33-1/3 Par Value                        27,821,091

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               TABLE OF CONTENTS
                    FOR THE QUARTER ENDED SEPTEMBER 2, 2000

          Description                                                      Page
          -----------                                                      ----
PART I    Financial Information
------
Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 2, 2000
           and February 26, 2000                                               3

          Consolidated Results of Operations for the
           Three Months and Six Months Ended
           September 2, 2000 and August 28, 1999                               4

          Consolidated Statements of Cash Flows for
           the Six Months Ended September 2, 2000 and
           August 28, 1999                                                     5

          Notes to Consolidated Financial Statements                         6-8

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    8-11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          11

PART II   Other Information
-------

Item 4.   Submission of Matters to a Vote of Security Holders                 14

Item 6.   Exhibits and Reports on Form 8-K                                    14
          Exhibit Index                                                       16
          Exhibit 27 Financial Data Schedule (EDGAR filing only)
          Exhibit 27.1 Restated Financial Data Schedule (EDGAR filing only)

                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                  APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 2, 2000 AND FEBRUARY 26, 2000
                            (Thousands of Dollars)

                                                                             September 2,              February 26,
                                                                                 2000                      2000
                                                                             -------------             ------------
ASSETS                                                                        (unaudited)
Current assets
 Cash and cash equivalents                                                       $  6,260                 $  7,192
 Receivables, net of allowance for doubtful accounts                              140,416                  125,064
 Inventories                                                                       32,489                   68,184
 Deferred tax assets                                                                9,204                    8,435
 Other current assets                                                               1,926                    5,547
                                                                                 --------                 --------
  Total current assets                                                            190,295                  214,422
                                                                                 --------                 --------

Property, plant and equipment, net                                                175,734                  186,039
Other assets
 Marketable securities - available for sale                                        25,755                   24,951
 Investments in affiliates                                                         30,844                      418
 Intangible assets, at cost less accumulated amortization of
   $12,872 and $11,668, respectively                                               50,629                   50,549
 Other                                                                              4,507                    4,775
                                                                                 --------                 --------
     Total assets                                                                $477,764                 $481,154
                                                                                 ========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable                                                                $ 61,156                 $ 57,989
 Accrued expenses                                                                  61,938                   56,624
 Current liabilities of discontinued operations, net                                3,316                    2,907
 Billings in excess of costs and earnings on uncompleted contracts                 13,635                    9,827
 Accrued income taxes                                                               5,114                    7,868
 Current installments of long-term debt                                               125                      182
                                                                                 --------                 --------
  Total current liabilities                                                       145,284                  135,397
                                                                                 --------                 --------

Long-term debt, less current installments                                         146,281                  164,371
Other long-term liabilities                                                        24,855                   25,248
Liabilities of discontinued operations, net                                        19,290                   18,366

Commitments and contingent liabilities (Note 6)

Shareholders' equity
 Common stock, $.33/1/3 par value; authorized 50,000,000
  shares; issued and outstanding 27,821,000 and 27,743,000
  shares, respectively                                                              9,274                    9,248
 Additional paid-in capital                                                        45,930                   45,106
 Retained earnings                                                                 87,667                   84,608
 Unearned compensation                                                               (908)                    (888)
 Net unrealized gain (loss) on marketable securities                                   91                     (302)
                                                                                 --------                 --------
  Total shareholders' equity                                                      142,054                  137,772
                                                                                 --------                 --------
  Total liabilities and shareholders' equity                                     $477,764                 $481,154
                                                                                 ========                 ========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                     SEPTEMBER 2, 2000 AND AUGUST 28, 1999
           (Thousands of Dollars Except Share and Per Share Amounts)
                                  (unaudited)


                                                          Three Months Ended                           Six Months Ended
                                               ---------------------------------------     ---------------------------------------
                                                  September 2,         August 28,              September 2,         August 28,
                                                      2000               1999                     2000                 1999
                                                  --------------     -----------------     -----------------     -----------------

Net sales                                               $236,364              $216,962              $473,617              $426,624
Cost of sales                                            189,308               171,469               378,647               334,070
                                                  --------------     -----------------     -----------------     -----------------
  Gross profit                                            47,056                45,493                94,970                92,554
Selling, general and administrative expenses              36,391                33,472                77,351                69,800
                                                  --------------     -----------------     -----------------     -----------------
  Operating income                                        10,665                12,021                17,619                22,754
Interest expense, net                                      3,180                 2,622                 5,962                 5,188
                                                  --------------     -----------------     -----------------     -----------------
  Earnings from continuing operations
   before income taxes and other items below               7,485                 9,399                11,657                17,566
Income taxes                                               2,620                 3,209                 4,080                 6,149
Equity in net loss of affiliated companies                   665                   881                 1,356                 1,321
                                                  --------------     -----------------     -----------------     -----------------
  Earnings from continuing operations                      4,200                 5,309                 6,221                10,096
Earnings from discontinued operations,
  net of income taxes                                          -                 8,732                     -                 8,515
                                                  --------------     -----------------     -----------------     -----------------
  Net earnings                                          $  4,200              $ 14,041              $  6,221              $ 18,611
                                                  ==============     =================     =================     =================
Earnings per share - basic
  Continuing operations                                 $   0.15              $   0.19              $   0.22              $   0.36
  Discontinued operations                                      -                  0.31                     -                  0.31
                                                  --------------     -----------------     -----------------     -----------------
  Net earnings                                          $   0.15              $   0.51              $   0.22              $   0.67
                                                  ==============     =================     =================     =================
Earnings per share - diluted
  Continuing operations                                 $   0.15              $   0.19              $   0.22              $   0.36
  Discontinued operations                                      -                  0.31                     -                  0.31
                                                  --------------     -----------------     -----------------     -----------------
  Net earnings                                          $   0.15              $   0.50              $   0.22              $   0.67
                                                  ==============     =================     =================     =================

Weighted average basic shares outstanding                 27,852                27,799                27,827                27,717
Weighted average diluted shares outstanding               27,853                27,876                27,827                27,811

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED SEPTEMBER 2, 2000 AND AUGUST 28, 1999
                            (Thousands of Dollars)
                                  (unaudited)

                                                                            September 2,              August 28,
                                                                               2000                      1999
                                                                           -------------             ------------
OPERATING ACTIVITIES
Net earnings                                                                  $  6,221                 $ 18,611
Adjustments to reconcile net earnings to net cash provided by operating activities:
    Net earnings from discontinued operations                                        -                   (8,515)
    Depreciation and amortization                                               19,027                   16,592
    Provision for losses on accounts receivable                                  1,934                    1,170
    Deferred income tax (benefit) expense                                         (621)                   2,648
    Equity in net loss of affiliated companies                                   1,356                    1,321
    Net cash flow (to) from discontinued operations                             (3,042)                   5,537
    Other, net                                                                    (101)                     154
                                                                           -------------             ------------
Cash flow before changes in operating assets and liabilities                    24,774                   37,518
    Changes in operating assets and liabilities, net of effect of acquisitions
        Receivables                                                            (16,765)                   5,702
        Inventories                                                              7,530                     (150)
        Other current assets                                                     3,488                      635
        Accounts payable and accrued expenses                                    8,639                  (15,771)
        Billings in excess of costs and earnings on uncompleted
          contracts                                                              3,808                    1,565
        Accrued and refundable income taxes                                     (2,352)                   8,921
        Other long-term liabilities                                               (413)                     510
                                                                           -------------             ------------
          Net cash provided by operating activities                             28,709                   38,930
                                                                           -------------             ------------
INVESTING ACTIVITIES
Capital expenditures                                                            (9,714)                 (34,302)
Acquisition of businesses, net of cash acquired                                 (1,383)                  (1,981)
Purchases of marketable securities                                              (5,872)                  (8,411)
Sales/maturities of marketable securities                                        5,673                    9,255
Investments in and advances to affiliated companies                             (1,339)                  (1,205)
Net cash flow from discontinued operations                                       4,375                    2,000
Other, net                                                                           1                     (196)
                                                                           -------------             ------------
          Net cash used in investing activities                                 (8,259)                 (34,840)
                                                                           -------------             ------------

FINANCING ACTIVITIES
Payments on long-term debt                                                     (18,147)                  (1,380)
Proceeds from issuance of long-term debt                                             -                    5,400
Increase in deferred debt expenses                                                (521)                    (255)
Proceeds from issuance of common stock                                             517                    2,763
Repurchase and retirement of common stock                                         (319)                  (1,774)
Dividends paid                                                                  (2,912)                  (2,917)
                                                                           -------------             ------------
          Net cash (used for) provided by financing activities                 (21,382)                   1,837
                                                                           -------------             ------------

(Decrease) increase in cash and cash equivalents                                  (932)                   5,927
Cash and cash equivalents at beginning of period                                 7,192                    1,318
                                                                           -------------             ------------
Cash and cash equivalents at end of period                                    $  6,260                  $ 7,245
                                                                           -------------             ------------
Supplemental schedule of non-cash investing activities:
Net assets contributed to PPG Auto Glass, LLC (see Note 4)                    $ 30,844                        -
                                                                           -------------             ------------

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Summary of Significant Accounting Policies
    ------------------------------------------
    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 2, 2000 and August 28, 1999, the results of operations for the three months and six months ended September 2, 2000 and August 28, 1999 and cash flows for the six months ended September 2, 2000 and August 28, 1999.

    The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended February 26, 2000. The results of operations for the three months and six months ended September 2, 2000 and August 28, 1999 are not necessarily indicative of the results to be expected for the full year. As explained in note 5, the Company's curtainwall contracting and detention/security contracting businesses are reported as discontinued operations, along with the Company's interest in VIS'N Service Corporation. Accordingly, certain prior year amounts have been reclassified to conform to the current period presentation.

    The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November. Fiscal 2001 six month figures contain twenty seven weeks whereas fiscal 2000 six month figures contain twenty six weeks.

2.  Earnings Per Share
    ------------------
    The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

                                                  Three Months Ended              Six Months Ended
                                         -----------------------------------------------------------------
                                           September 2,     August 28,       September 2,     August 28,
(In Thousands)                                 2000            1999              2000            1999
                                         -------------------------------   -------------------------------
Basic earnings per
   share-weighted common
   shares outstanding                         27,852         27,799            27,827          27,717
Weighted common share
   assumed upon exercise
   of stock options                                1             77                 -              94
                                       ---------------------------------   -------------------------------
Diluted earnings per
   share-weighted common
   shares and common
   shares equivalent
   outstanding                                27,853         27,876            27,827          27,811
                                       =================================   ===============================

3.  Inventories
    -----------

                                                                         September 2,        February 26,
(Thousands of Dollars)                                                      2000                 2000
                                                                      ---------------      ---------------
Raw materials                                                             $16,604              $18,966
Work-in process                                                             4,341                4,995
Finished (see note 4)                                                       8,943               43,439
Cost and earnings in excess of billings on
   uncompleted contracts                                                    2,601                  784
                                                                      ---------------      ---------------
   Total inventories                                                      $32,489              $68,184
                                                                      ===============      ===============

4.  Investments in Affiliates
    -------------------------
    The Company's joint ventures are accounted for by the equity method. The nature and extent of these investments change over time. On July 29, 2000, the Company and PPG Industries (PPG) combined their U.S. automotive replacement glass distribution businesses into a newly formed entity, PPG Auto Glass, LLC (PPG Auto Glass) of which the Company has a 34 percent interest. As of September 2, 2000, the investment in PPG Auto Glass is $30.8 million, the majority of which is an inventory contribution by the Company of $28.6 million. The Company's share of earnings will be recorded beginning in the third quarter. The Company's investment in TerraSun LLC relates to a research and development venture. No dividends from investments in affiliates were paid in the second quarter.

5.  Discontinued Operations
    -----------------------
    In fiscal 2000, Apogee's Board of Directors authorized the exit from the Company's interest in VIS'N Service Corporation (VIS'N), a non-auto glass focused, third party administered claims processor. In fiscal 1999, Apogee's Board of Directors authorized the divestiture of the detention/security and domestic curtainwall operations. In December 1998, the Company executed the sale of its detention/security business. In May 1999, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon, Ltd. The sale of Harmon, Ltd. and the Company's detention/security business combined with the fiscal 1998 exit from international curtainwall operations effectively removed the Company from the large-scale construction business. Accordingly, these businesses are presented as discontinued operations in the accompanying financial statements and notes. Prior periods have been restated.

    At September 2, 2000, accruals totaling $22.6 million represented the remaining estimated (net) future cash outflows associated with the exit from discontinued operations compared with $21.3 million at February 26, 2000. The majority of these cash expenditures are expected to be made within the next one to two years. The primary components of the accrual relate to the completion of certain construction projects, as well as costs to exit the VIS'N business, associated legal and advisory fees and related costs.

6.  Commitments and Contingent Liabilities
    --------------------------------------
    At September 2, 2000, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of September 2, 2000 was approximately $5.2 million. The Company has also entered into a number of noncompete agreements for the benefit of the Company. As of September 2, 2000, we were committed to make future payments of $2.6 million under such agreements.

    The Company has been party to various legal proceedings incidental to its normal operating activities. In particular, the construction businesses discontinued by the Company are involved in various disputes retained by the Company arising out of construction projects, sometimes involving significant monetary damages. Although it is impossible to predict the outcome of such proceedings, the Company believes, based on facts currently available to it, that none of such claims will result in losses that would have a material adverse effect on its financial condition.

7.  Comprehensive Earnings
    ----------------------

                                                             Three Months Ended            Six Months Ended
                                                      -------------------------------------------------------------
    (Thousands of Dollars)                               September 2,    August 28,    September 2,    August 28,
                                                             2000           1999           2000           1999
                                                      -------------------------------------------------------------
    Net earnings                                            $4,200        $14,041          $6,221        $18,611
    Change in unrealized gains (losses) on
    marketable securities, net of $226,
    ($109), $211 and ($173), tax expense (benefit),            420           (203)            393           (321)
                                                      --------------------------------------------------------------
    respectively Comprehensive earnings                     $4,620        $13,838          $6,614        $18,290
                                                      --------------------------------------------------------------

8.  New Accounting Standards
    --------------------------
    In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and, as amended by SFAS No. 137 and 138, is effective for fiscal years beginning after June 15, 2000, although earlier application is permitted. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net earnings or other comprehensive earnings, depending on the designated purpose of the derivative. The Company expects to adopt SFAS 133 in Fiscal 2002. SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------
The following selected financial data should be read in conjunction with the Company's Form 10-K for the year ended February 26, 2000 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings
------------------
Net sales for the second quarter ended September 2, 2000 were $236.4 million, a 9% increase over the $217.0 million reported for the prior year second quarter. Second quarter earnings from continuing operations of $4.2 million, or 15 cents per share diluted, were 21% lower than last year's $5.3 million, or 19 cents per share diluted. Auto glass distribution results are included for two months in the current year second quarter compared to three months in the prior year second quarter due to the formation of the joint venture with PPG Industries
(PPG). Also, prior year second quarter net sales have been restated to reflect the planned exit of the Company's interest in VIS'N Service Corporation (VIS'N). Accordingly, the results of this business, along with the Company's detention/security and domestic curtainwall operations, are reported as discontinued operations.

Fiscal 2001 year-to-date figures include one extra week compared to the year-to-date period a year ago. Fiscal 2001 year-to-date net sales increased 11%, to $473.6 million, compared to $426.6 million a year ago while earnings from continuing operations fell 39% to $6.2 million, or 22 cents per share diluted, from $10.1 million, or 36 cents per share diluted, in the prior year. Year-to-date net earnings decreased 67% to $6.2 million, or 22 cents per share diluted, from $18.6 million, or 67 cents per share diluted, in the prior year. EBITDA (Earnings before interest, taxes, depreciation and amortization for continuing operations) was $19.9 million for the second quarter, a 2% decrease from $20.3 million reported for the prior year second quarter.

Second Quarter Fiscal 2001 Compared to Second Quarter Fiscal 2000
-----------------------------------------------------------------
The following table compares three and six month results with corresponding periods a year ago, as a percentage of sales, for each caption. Fiscal 2000 results have been restated to reflect the effect of discontinued operations.

                                                            Percentage of Net Sales
                                           ----------------------------------------------------------------

                                                  Three Months Ended                  Six Months Ended
                                           -----------------------------      -----------------------------
                                               Sept. 2,       Aug. 28,            Sept. 2,       Aug. 28,
                                                 2000           1999                2000           1999
                                           -------------------------------    -----------------------------
Net sales                                           100.0          100.0               100.0          100.0
Cost of sales                                        80.1           79.0                79.9           78.3
                                           -----------------------------      -----------------------------
     Gross profit                                    19.9           21.0                20.1           21.7
Selling, general and administrative
 expenses                                            15.4           15.4                16.3           16.4
                                           -----------------------------      -----------------------------
     Operating income                                 4.5            5.5                 3.7            5.3
Interest expense, net                                 1.3            1.2                 1.3            1.2
                                           -----------------------------      -----------------------------
     Earnings from continuing operations
      before income and other items                   3.2            4.3                 2.5            4.1
Income taxes                                          1.1            1.5                 0.9            1.4
Equity in net earnings of affiliated
 companies                                            0.3            0.4                 0.3            0.3
                                           -----------------------------      -----------------------------
     Earnings from continuing operations              1.8            2.4                 1.3            2.4
Earnings from discontinued operations                   -            4.0                   -            2.0
                                           -----------------------------      -----------------------------
     Net earnings                                     1.8            6.5                 1.3            4.4
                                           =============================      =============================
Effective tax rate                                   35.0%          36.0%               35.0%          36.0%

Second quarter consolidated gross profit, as a percentage of net sales was 19.9%, down from 21.0% in the prior year second quarter due to a decrease at Glass Services resulting primarily from transitional changes in mix resulting from the joint venture with PPG offset by an improvement at Glass Technologies. In addition, gross margin was affected by favorable underwriting activity in the prior year second quarter at the Company's insurance subsidiary and additional expenses in the current year quarter related to health insurance.

Second quarter selling, general and administrative (SG&A) expenses rose by $2.9 million, or 9% over the prior year quarter, while SG&A as a percent of sales remained unchanged. The increase in expenses is primarily due to timing of accruals related to bonuses, an increase in depreciation incurred due to information systems capitalized in the prior year, offset by a decrease in selling and marketing expenses.

Net interest expense increased slightly during the quarter as lower borrowing levels were offset by higher borrowing rates. The six-month effective income tax rate of 35.0% was down slightly from 36.0% a year ago.

The following table presents sales and operating income for the Company's two segments and on a consolidated basis for three and six months compared to the corresponding periods a year ago.

                                     Three Months Ended                         Six Months Ended
                        -------------------------------------------------------------------------------------
                          September 2,     August 28,        %       September 2,    August 28,       %
(Dollars in thousands)      2000            1999            Chg         2000            1999         Chg
                        -------------------------------------------------------------------------------------
Net Sales
Glass Technologies             $104,901        $ 88,345         19%       $207,935      $176,876        18%
Glass Services                  133,979         131,054          2         269,963       252,299         7
Intersegment elimination         (2,516)         (2,437)         3          (4,281)       (2,551)       68
                        -------------------------------------------------------------------------------------
  Net sales                    $236,364        $216,962          9%       $473,617      $426,624        11%
                        =====================================================================================

Operating Income
Glass Technologies             $  4,767        $  4,536          5%       $  7,495      $  8,555       (12)%
Glass Services                    6,031           6,747        (11)         11,368        14,688       (23)
Corporate and Other                (133)            738         N/M         (1,244)         (489)       N/M
                        -------------------------------------------------------------------------------------
  Operating income             $ 10,665        $ 12,021        (11)%      $ 17,619      $ 22,754       (23)%
                        =====================================================================================

  N/M=Not meaningful

Glass Technologies (GT)
-----------------------
Net sales at Glass Technologies increased 19% to $104.9 million in the second quarter, while operating income increased 5% to $4.8 million. The increase in operating income is due to favorable results at Viratec, the Apogee Wausau Group
(AWG), and Tru Vue, offset by a decrease in operating results at Viracon.

Viracon, the segment's largest operating unit, reported a net sales increase of 13%, however, operating income decreased for the quarter compared to last year's second quarter. Customer demand for Viracon's high-performance architectural glass products remained strong and the Statesboro facility has increased its capacity utilization compared to the prior year quarter. Strong demand in certain products, however, changed Viracon's product mix which contributed to decreased efficiencies as well as extended delivery times resulting in the income decrease. In addition, the operating income decrease was also affected by increases in labor costs, a prior year second quarter insurance adjustment and an increase in depreciation expense due to prior year capital additions. Backlog at September 2, 2000 remained at near-record levels of $45 million. The product mix issues discussed above are expected to slow profitability growth in the second half of fiscal 2001.

Viratec reported an increase in sales and operating income for the quarter compared to last year's second quarter due to improved operational efficiencies.

Tru Vue recorded a sales increase of 20% and an operating income increase of 11% for the quarter as compared to last year's second quarter due to continued increased operational efficiencies and demand for Tru Vue's higher margin, value-added glass products. Also, in the second quarter, Tru Vue completed the acquisition of Balangier Fine Art & Designs (Balangier), the operating results of which were not significant to the quarter. Balangier produces high-end framed art for national retail customers, expanding Tru Vue's pre-framed art business.

The Apogee Wausau Group (AWG), which consists of Wausau Window & Wall Systems and Linetec, reported a sales increase of 14% and an operating income increase of 33% for the quarter as compared to the same quarter a year ago due to increased efficiencies and sales volume increases. However, due to product mix issues, Wausau Window & Wall Systems has been unable to fill its available short lead-time capacity in the second half of fiscal 2001.

Glass Services (GS)
-------------------
Net sales of Glass Services increased 2% to $134.0 million in the second quarter. Operating income for the segment decreased 11% to $6.0 million from the prior year quarter.

The auto glass business reported a 3% decrease in sales compared to the prior year quarter, in addition to an operating income decrease due mainly to the activity of the distribution unit discussed below. Net sales of the auto glass retail unit decreased slightly compared with those of a year ago. Retail unit volume also decreased offset by unit price increases. Operating results for the auto glass retail unit increased due to an increase in gross margin and a decrease in expenses. Net sales of the manufacturing unit increased slightly, however, operating income was down. Net sales and operating income for the distribution unit decreased compared to the prior year quarter. This decrease is due mainly to distribution results of two months in the current year second quarter versus three months in the prior year second quarter with the formation of the joint venture with PPG. The joint venture combines the Company's and PPG's U.S. automotive replacement glass distribution businesses into a newly formed entity, PPG Auto Glass, LLC, with the Company having a 34% ownership interest in the joint venture. In the second half of fiscal 2001, the auto glass business is expecting a slight improvement in operating results due to continued cost reductions.

Harmon, Inc., the Company's full service building glass installation and repair business, reported a 25% increase in net sales and 43% increase in operating income for the quarter as compared to the prior year quarter, mainly due to increased volume and improved margins.

Discontinued Operations
-----------------------
In fiscal 2000, Apogee's Board of Directors authorized the exit from the Company's interest in VIS'N Service Corporation (VIS'N), a non-auto glass focused, third party administered claims processor. In fiscal 1999, Apogee's Board of Directors authorized the divestiture of the detention/security and domestic curtainwall operations. In December 1998, the segment executed the sale of its detention/security business. In May 1999, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon, Ltd. The sale of Harmon, Ltd. and the Company's detention/security business combined with the fiscal 1998 exit from international curtainwall operations effectively removed the Company from the large-scale construction business. Accordingly, these businesses are presented as discontinued operations in the accompanying financial statements and notes. Prior periods have been restated.

Backlog
-------
On September 2, 2000, the Company's consolidated backlog was $196.7 million, up 13% from the $174.8 million reported a year ago. The backlogs of GT's operations represented 67% of the Company's consolidated backlog.

Liquidity and Capital Resources
-------------------------------
Financial Condition
-------------------
Net cash provided by operating activities
Cash provided by operating activities for the six months ended September 2, 2000 totaled $28.7 million compared to $38.9 million in the same prior year period. The decrease is due to the change in accruals for discontinued operations, a decrease in net earnings and increased depreciation expense. Also, changes in operating assets and liabilities provided cash of $3.9 million, compared to $1.4 million in the same period last year, the increase due mainly to an increase in accounts payable and accrued expenses offset by an increase in receivables. At quarter-end, working capital was $45.0 million, down from $79.0 million at February 26, 2000. This decrease is largely due to the $28.6 million inventory contribution to the joint venture with PPG.

Net cash used in investing activities
Net cash used in investing activities for the six months ended September 2, 2000 was $8.3 million compared to $34.8 million in the same prior year period. The decrease is due mainly to a decrease in capital expenditures. Prior year capital expenditures consisted mainly of GT expansions and expenditures for information systems projects throughout the Company. For fiscal 2001, the Company expects to incur capital expenditures as necessary to maintain existing facilities and information systems. Fiscal 2001 capital expenditures are expected to be significantly less than those incurred in fiscal 2000.

Net cash provided by financing activities
Bank borrowings were $146.4 million at September 2, 2000, down from the $164.6 million outstanding at February 26, 2000. Cash provided by operating activities was sufficient to finance the period's investing activities and cash dividend requirements. At September 2, 2000, long-term debt was 51% of total capitalization, as compared to 54% at fiscal year-end 2000.

Effective June 1, 2000, the Company amended its revolving credit agreement in conjunction with a pending joint venture with PPG that subsequently closed in July 2000. The amendment resulted in a decrease in borrowing capacity from $253 million to $200 million.

The Company anticipates outstanding borrowings to decline over the course of the year. The Company believes that cash from operating activities and the available credit facility will provide adequate liquidity for the remainder of the fiscal year.

Shareholders' Equity
--------------------
At September 2, 2000, Apogee's shareholders' equity was $142.1 million. Book value per share was $5.11, up from $4.97 per share at February 26, 2000, with outstanding common shares increasing nominally during the period. Net earnings and proceeds from common stock issued in connection with the Company's stock-based compensation plans accounted for the increase, slightly reduced by dividends paid.

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

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. The aforementioned changes in interest rates affecting the Company's financial instruments would result in approximately a $1.4 million impact to net earnings. As interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

The Company uses interest swaps to fix a portion of its variable rate borrowings from fluctuations in interest rates. As of September 2, 2000, the Company has interest swaps covering $35 million of variable rate debt.

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

Given the Company's balanced foreign exchange position described above, a 10% adverse change in foreign exchange rates upon which these contracts are based would result in exchange losses from these contracts that would, in all material respects, be fully offset by exchange gains on the underlying net monetary exposures for which the contracts are designated as hedges. As of September 2, 2000, the Company did not have any forward contracts outstanding as the Company had no material foreign exchange exposure.

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

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements.
These uncertainties and other risk factors include, but are not limited to: whether the ongoing reorganization and realignment and cost savings programs implemented at the replacement auto glass retail operations will lead to improved operating results and whether the unfavorable industry conditions in the replacement auto glass industry, including excess capacities and narrowing margins, will continue in the future. In addition, there is no assurance that PPG Auto Glass, Apogee's automotive replacement glass distribution joint venture with PPG, will achieve favorable short-term or long-term operating results or any anticipated efficiencies or be able to improve or maintain margins. In addition, there is no assurance that PPG Auto Glass, Apogee's automotive replacement glass distribution joint venture with PPG, willa achieve favorable short-term or long-term operating results or any anticipating efficiencies or be able to improve or maintain margins, In addition, there can be no assurances that operations of Apogee and its business units will not be negatively affected by recent departures of senior management personnel and its flat management structure, whether the production ramp-ups of new or expanded plant capacity in the GT segment will proceed as anticipated and will lead to successful operating results for those companies now or in the future, whether demand for GT products and services will continue at present rates and whether generally favorable economic conditions will continue.

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

PART II  OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Apogee Enterprises, Inc. Annual Meeting of Shareholders was held on June 20, 2000. The number of outstanding shares on the record date for the Annual Meeting was 27,853,722. Eighty-nine percent of the outstanding shares were represented in person or by proxy at the meeting.

The four candidates for election as Class II Directors listed in the proxy statement were elected to serve three-year terms, expiring at the 2003 Annual Meeting of Shareholders and the one candidate for election as a Class III Director listed in the proxy statement was elected to serve a one-year term expiring at the 2001 Annual Meeting of Shareholders. The proposal to ratify the appointment of Arthur Andersen LLP as independent auditors for the Company for the 2001 fiscal year was also approved. The results of these matters voted upon by the shareholders are listed below.

                                                                     Number of Shares
                                         -----------------------------------------------------------------------
                                               In Favor            Withheld/Against          Abstained/Unvoted
                                         -------------------    --------------------     -----------------------
Election of Class II Directors
    Bernard P. Aldrich                            24,453,858                 478,251
    Harry A. Hammerly                             24,457,677                 474,432
    Russell Huffer                                24,413,035                 519,074
    Laurence J. Niederhofer                       24,447,366                 484,743
Election of Class III Director
    Ray C. Richelsen                              23,362,525               1,569,584

Ratification of the appointment
  of Arthur Andersen LLP
  as independent auditors                         24,778,773                  73,634                      79,702


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:
     ---------
     Exhibit (27).    Financial Data Schedule (EDGAR filing only).
     Exhibit (27.1).  Restated Financial Data Schedule (EDGAR filing only).

(b)  Reports on Form 8-K:
     --------------------
     The Company's Current Report on Form 8-K dated July 29, 2000 related to the formation of the joint venture with PPG.

                                                             CONFORMED COPY



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APOGEE ENTERPRISES, INC.


Date:   October 13, 2000            /s/Russell Huffer
                                       --------------
                                    Russell Huffer
                                    Chairman, President and
                                     Chief Executive Officer


Date:   October 13, 2000            /s/James S. Porter
                                       ---------------
                                    James S. Porter
                                    Controller

                                 EXHIBIT INDEX

Exhibit
-------
Exhibit 27    Financial Data Schedule (EDGAR filing only)
Exhibit 27.1  Restated Financial Data Schedule (EDGAR filing only).