Form 10-Q
period 2000-12-02
APOGEE ENTERPRISES INC
filed 2001-01-16
CIK 6845

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 2, 2000

                                      OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ______________

                        Commission File Number 0-6365
                                               ------

                           APOGEE ENTERPRISES, INC.
                     ------------------------------
              (Exact Name of Registrant as Specified in Charter)

                      Minnesota                     41-0919654
                  ----------------------       ---------------
               (State of Incorporation)     (IRS Employer ID No.)


      7900 Xerxes Avenue South, Suite 1800, Minneapolis, Minnesota  55431
      -------------------------------------------------------------------
                   (Address of Principal Executive Offices)


                Registrant's Telephone Number (952) 835-1874
                                              --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES    X     NO ___________
                                          -------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


           Class                          Outstanding at December 31, 2000
--------------------------------        ----------------------------------
Common Stock, $.33-1/3 Par Value                    27,821,091

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               TABLE OF CONTENTS
                     FOR THE QUARTER ENDED DECEMBER 2, 2000


           Description                                                 Page
           -----------                                                 ----
PART I
------

Item 1.    Financial Statements

           Consolidated Balance Sheets as of December 2, 2000
            and February 26, 2000                                          3

           Consolidated Results of Operations for the
            Three Months and Nine Months Ended
            December 2, 2000 and November 27, 1999                         4

           Consolidated Statements of Cash Flows for
            the Nine Months Ended December 2, 2000 and
            November 27, 1999                                              5

           Notes to Consolidated Financial Statements                    6-8

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations               8-12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk  12-13


PART II    Other Information
-------

Item 6.    Exhibits and Reports on Form 8-K                               13
           Exhibit Index                                                  15

                         PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 2, 2000 AND FEBRUARY 26, 2000
                                  (Thousands)

                                                                        December 2,         February 26,
                                                                           2000                 2000
                                                                        -----------         ------------
ASSETS                                                                  (unaudited)

Current assets
  Cash and cash equivalents                                              $  4,654            $  7,192
  Receivables, net of allowance for doubtful accounts                     120,807             125,064
  Inventories                                                              33,111              68,184
  Deferred tax assets                                                       8,557               8,435
  Other current assets                                                      1,809               5,547
                                                                        ----------          -----------
    Total current assets                                                 $168,938             214,422
                                                                        ----------          -----------

Property, plant and equipment, net                                        169,139             186,039
Other assets
    Marketable securities - available for sale                             26,385              24,951
    Investments                                                            33,402                 418
    Intangible assets, at cost less accumulated amortization
     of $12,897 and $11,668, respectively                                  50,671              50,549
    Other                                                                   4,143               4,775
                                                                        ----------          -----------
       Total assets                                                      $452,678            $481,154
                                                                        ==========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                       $ 55,901            $ 57,989
  Accrued expenses                                                         54,006              56,624
  Current liabilities of discontinued operations, net                       3,121               2,907
  Billings in excess of costs and earnings on uncompleted
   contracts                                                               11,519               9,827
  Accrued income taxes                                                      5,818               7,868
  Current installments of long-term debt                                       99                 182
                                                                        ----------          -----------
    Total current liabilities                                             130,464             135,397
                                                                        ----------          -----------

Long-term debt, less current installments                                 132,464             164,371
Other long-term liabilities                                                24,785              25,248
Liabilities of discontinued operations, net                                21,093              18,366

Commitments and contingent liabilities (Note 6)

Shareholders' equity

  Common stock, $.33 1/3 par value; authorized 50,000,000
    shares; issued and outstanding 27,821,000 and 27,743,000
    shares, respectively                                                    9,274               9,248
  Additional paid-in capital                                               46,131              45,106
  Retained earnings                                                        89,169              84,608
  Unearned compensation                                                      (838)               (888)
  Net unrealized (loss) gain on marketable securities                         136                (302)
                                                                        ----------          -----------
    Total shareholders' equity                                            143,872             137,772
                                                                        ----------          -----------
    Total liabilities and shareholders' equity                           $452,678            $481,154
                                                                        ==========          ===========

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                     DECEMBER 2, 2000 AND NOVEMBER 27, 1999
                      (Thousands Except Per Share Amounts)
                                  (unaudited)

                                                         Three Months Ended                     Nine Months Ended
                                                    -----------------------------        --------------------------------
                                                    December 2,       November 27,        December 2,        November 27,
                                                       2000              1999                 2000               1999
                                                    ----------       -------------       -----------        -------------
Net sales                                           $197,291          $201,127            $670,908            $627,752
Cost of sales                                        155,969           170,518             534,616             504,587
                                                    ----------       -------------       -----------        -------------
    Gross profit                                      41,322            30,609             136,292             123,165
Selling, general and administrative expenses          35,951            34,888             113,302             104,689
                                                    ----------       -------------       -----------        -------------
    Operating income (loss)                            5,371            (4,279)             22,990              18,476
Interest expense, net                                  2,919             2,400               8,881               7,589
                                                    ----------       -------------       -----------        -------------
    Earnings (loss) from continuing operations
     before income taxes and other items below         2,452            (6,679)             14,109              10,887
Income tax provision (benefit)                           858            (2,338)              4,938               3,811
Equity in net (earnings) loss of affiliated
 companies                                            (1,368)              641                 (12)              1,962
                                                    ----------       -------------       -----------        -------------
    Earnings (loss) from continuing operations         2,962            (4,982)              9,183               5,114
Earnings from discontinued operations, net
 of income taxes                                         ---             2,004                 ---              10,519
                                                    ----------       -------------       -----------        -------------
    Net earnings (loss)                             $  2,962          $ (2,978)           $  9,183            $ 15,633
                                                    ==========       =============       ===========        =============
Earnings (loss) per share-Basic
    Continuing operations                           $   0.11          $  (0.18)           $   0.33            $   0.18
    Discontinued operations                              ---              0.07                 ---                0.38
                                                    ----------       -------------       -----------        -------------
    Net earnings (loss)                             $   0.11          $  (0.11)           $   0.33            $   0.56
                                                    ==========       =============       ===========        =============
Earnings (loss) per share-Diluted
    Continuing operations                           $   0.11          $  (0.18)           $   0.33            $   0.18
    Discontinued operations                              ---              0.07                 ---                0.38
                                                    ----------       -------------       -----------        -------------
    Net earnings (loss)                             $   0.11          $  (0.11)           $   0.33            $   0.56
                                                    ==========       =============       ===========        =============

Weighted average basic shares outstanding             27,842            27,794              27,832              27,743
Weighted average diluted shares outstanding           27,924            27,794              27,859              27,809


See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED DECEMBER 2, 2000 AND NOVEMBER 27, 1999
                                  (Thousands)
                                  (unaudited)

                                                                             December 2,             November 27,
                                                                                2000                     1999
                                                                             -----------             ------------
OPERATING ACTIVITIES
Net earnings                                                                  $  9,183                 $ 15,633
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Net earnings from discontinued operations                                        ---                  (10,519)
    Depreciation and amortization                                               27,120                   24,901
    Provision for losses on accounts receivable                                  2,182                    1,555
    Deferred income tax expense                                                    182                    1,557
    Equity in net (earnings) loss of affiliated companies                          (12)                   1,962
    Net cash flow (to) from discontinued operations                             (1,434)                   3,717
    Other, net                                                                     (24)                     224
                                                                             -----------             ------------
Cash flow before changes in operating assets and liabilities                    37,197                   39,030
    Changes in operating assets and liabilities, net of
     effect of acquisitions:
        Receivables                                                              2,638                     (122)
        Inventories                                                             12,207                   (2,216)
        Other current assets                                                     3,626                    1,104
        Accounts payable and accrued expenses                                   (5,805)                 (14,380)
        Billings in excess of costs and earnings on
         uncompleted contracts                                                   1,692                    4,195
        Accrued and refundable income taxes                                     (2,689)                  (2,655)
        Other long-term liabilities                                               (413)                     564
                                                                             -----------             ------------
          Net cash provided by operating activities                             48,453                   25,520
                                                                             -----------             ------------

INVESTING ACTIVITIES
Capital expenditures                                                           (10,759)                 (41,700)
Acquisition of businesses, net of cash acquired                                 (3,545)                  (1,983)
Purchases of marketable securities                                              (7,900)                 (12,185)
Sales/maturities of marketable securities                                        7,140                   12,535
Investments in and advances to affiliated companies                             (2,259)                  (1,821)
Net cash flow from discontinued operations                                       4,375                    2,000
Other, net                                                                        (675)                   1,104
                                                                             -----------             ------------
          Net cash used in investing activities                                (13,623)                 (42,050)
                                                                             -----------             ------------

FINANCING ACTIVITIES
Payments on long-term debt                                                     (32,674)                    (960)
Proceeds from issuance of long-term debt                                           ---                   21,350
Increase in deferred debt expenses                                                (521)                    (330)
Proceeds from issuance of common stock                                             517                    2,781
Repurchase and retirement of common stock                                         (317)                  (2,179)
Dividends paid                                                                  (4,373)                  (4,376)
                                                                             -----------             ------------
          Net cash (used in) provided by financing activities                  (37,368)                  16,286
                                                                             -----------             ------------

Decrease in cash and cash equivalents                                           (2,538)                    (244)
Cash and cash equivalents at beginning of period                                 7,192                    1,318
                                                                             -----------             ------------
Cash and cash equivalents at end of period                                    $  4,654                 $  1,074
                                                                             ===========             ============
Supplemental schedule of non-cash investing activities:
Net assets contributed to PPG Auto Glass, LLC (see Note 4)                    $ 30,507                        -
                                                                             ===========             ============

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Summary of Significant Accounting Policies
    ------------------------------------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 2, 2000 and November 27, 1999, the results of operations for the three months and nine months ended December 2, 2000 and November 27, 1999 and cash flows for the nine months ended December 2, 2000 and November 27, 1999.

    The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended February 26, 2000. The results of operations for the three months and nine months ended December 2, 2000 and November 27, 1999 are not necessarily indicative of the results to be expected for the full year. As explained in note 5, the Company's curtainwall contracting and detention/security contracting businesses are reported as discontinued operations, along with the Company's interest in VIS'N Service Corporation. Accordingly, certain prior year amounts have been reclassified to conform to the current period presentation.

    The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November. Fiscal 2001 nine-month figures contain forty weeks whereas fiscal 2000 nine-month figures contain thirty-nine weeks.

2.  Earnings Per Share
    ------------------

    The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

                                                 Three Months Ended               Nine Months Ended
                                            --------------------------------------------------------------
                                             December 2,    November 27,     December 2,     November 27,
                                                2000           1999             2000             1999
                                            ----------------------------    ------------------------------
    (Thousands)
    Basic earnings per
       share-weighted common
       shares outstanding                        27,842          27,794          27,832           27,743
    Weighted common shares
       assumed upon exercise
       of stock options                              82             ---              27               66
                                            ----------------------------    ------------------------------
    Diluted earnings per
       share-weighted common
       shares and common
       shares equivalent
       outstanding                               27,924          27,794          27,859           27,809
                                            ============================    ==============================

3.  Inventories
    -----------
     (Thousands)                                            December 2, 2000       February 26, 2000
                                                          --------------------   ---------------------
    Raw materials                                                 $17,789                 $18,966
    Work-in process                                                 4,980                   4,995
    Finished                                                        9,567                  43,439
    Cost and earnings in excess of billings on
      uncompleted contracts                                           775                     784
                                                                  -------                 -------
      Total inventories                                           $33,111                 $68,184
                                                                  =======                 =======

4.  Investments in Affiliated Companies
    -----------------------------------

    The Company's joint ventures are accounted for by the equity method. The nature and extent of these investments change over time. On July 29, 2000, the Company and PPG Industries (PPG) combined their U.S. automotive replacement glass distribution businesses into a newly formed entity, PPG Auto Glass, LLC (PPG Auto Glass) of which the Company has a 34 percent interest. As of December 2, 2000, the Company's investment in PPG Auto Glass is $33.0 million. The Company's share of earnings in PPG Auto Glass for the quarter, net of taxes and transaction costs, was $2.3 million. The Company's investment in TerraSun LLC relates to a research and development venture.
    No dividends from investments in affiliates were paid in the third quarter.

    Included in the carrying amount of PPG Auto Glass, LLC is $9.1 million, representing the unamortized excess of the cost of the investment over the value of the underlying net tangible assets of PPG Auto Glass, LLC when the investment was acquired. This excess is being amortized over a weighted average life of 20 years.

    Provision has been made for taxes that will become payable when the accrued, undistributed earnings of TerraSun, LLC and PPG Auto Glass, LLC are remitted.

5.  Discontinued Operations
    -----------------------

    In fiscal 2000, Apogee's Board of Directors authorized the exit from the Company's interest in VIS'N Service Corporation (VIS'N), a non-auto glass focused, third-party administered claims processor. In October and November 2000, the Company completed the sale of substantially all of the assets of VIS'N in two separate transactions. In fiscal 1999, Apogee's Board of Directors authorized the divestiture of the detention/security and domestic curtainwall operations. In December 1998, the Company executed the sale of its detention/security business. In May 1999, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon, Ltd. The sale of Harmon, Ltd. and the Company's detention/security business combined with the fiscal 1998 exit from international curtainwall operations effectively removed the Company from the large-scale construction business. Accordingly, these businesses are presented as discontinued operations in the accompanying financial statements and notes. Prior periods have been restated.

    At December 2, 2000, accruals totaling $24.2 million represented the remaining estimated (net) future cash outflows associated with the exit from discontinued operations compared with $21.3 million at February 26, 2000. The majority of these cash expenditures is expected to be made within the next five years. The primary components of the accruals relate to the completion of certain construction projects, associated legal and advisory
    fees and related costs.   The increase from February 26, 2000 is due to
    additional requirements for various international curtainwall operation items, offset by the collection of previously reserved receivables.

6.  Commitments and Contingent Liabilities
    --------------------------------------

    At December 2, 2000, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of December 2, 2000 was approximately $4.2 million. The Company has also entered into a number of noncompete agreements for the benefit of the Company. As of December 2, 2000, we were committed to make future payments of $1.6 million under such agreements.

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

7.   Comprehensive Earnings
     ----------------------

                                                               Three Months Ended                    Nine Months Ended
                                                     ---------------------------------------------------------------------------
     (Thousands)                                           December 2,        November 27,      December 2,        November 27,
                                                              2000               1999               2000               1999
                                                     ---------------------------------------------------------------------------
     Net earnings                                            $2,962            $(2,978)            $9,183            $15,633
     Change in unrealized gains (losses) on
      marketable securities, net of $25,
      ($26), $236 and ($199), tax expense
      (benefit), respectively                                    45                (48)               438               (369)
                                                     ---------------------------------------------------------------------------
     Comprehensive earnings                                  $3,007            $(3,026)            $9,621            $15,264
                                                     ---------------------------------------------------------------------------

8.   New Accounting Standards
     ------------------------

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

Sales and Earnings
------------------
Net sales for the third quarter ended December 2, 2000 were $197.3 million, a 2% decrease over the $201.1 million reported for the prior year third quarter. Revenues for the third quarter rose 10% compared to last year, after being adjusted for the formation of the PPG Auto Glass joint venture. Third quarter earnings from continuing operations of $3.0 million, or $.11 per share diluted, were $7.9 million higher than last year's loss of $5.0 million, or $.18 per share diluted. Prior year third quarter net sales have been restated to reflect the exit of the Company's interest in VIS'N. Accordingly, the results of this business, along with the Company's detention/security and international and domestic curtainwall operations, are reported as discontinued operations. The results of the Auto Glass distribution unit are not included in current quarterly results from continuing operations as they were in the prior year third quarter due to the formation of the joint venture with PPG. The results of the joint venture are included in equity in net earnings of affiliated companies. EBITDA (earnings before interest, taxes, depreciation and amortization) for continuing operations was $13.5 million for the third quarter, a $9.5 million increase from $4.0 million reported for the prior year third quarter.

Fiscal 2001 year-to-date figures include one extra week compared to the year-to-date period a year ago. Fiscal 2001 year-to-date net sales increased 7%, to $670.9 million, compared to $627.8 million a year ago. Revenues rose 14% over a year ago, after being adjusted for the PPG Auto Glass joint venture. Earnings from continuing operations rose 80% to $9.2 million, or 33 cents per share diluted, from $5.1 million, or 18 cents per share diluted, in the prior year. Year-to-date net earnings decreased 41% to $9.2 million, or 33 cents per share diluted, from $15.6 million, or 56 cents per share diluted, in the prior year due to the $10.5 million reported gain from discontinued operations reported in the prior year period.

Third Quarter Fiscal 2001 Compared to Third Quarter Fiscal 2000
---------------------------------------------------------------
The following table compares three and nine month results for the current year with corresponding periods a year ago, as a percentage of sales, for each caption. Fiscal 2000 results have been restated to reflect the effect of discontinued operations.

                                                                     Percentage of Net Sales
                                                      Three Months Ended                 Nine Months Ended
                                                    ------------------------        ----------------------------
                                                     Dec. 2,      Nov. 27,              Dec. 2,     Nov. 27,
                                                      2000          1999                 2000         1999
                                                    ------------------------        ----------------------------
Net sales                                               100.0          100.0               100.0          100.0
Cost of sales                                            79.1           84.8                79.7           80.4
                                                    ------------------------        ----------------------------
     Gross profit                                        20.9           15.2                20.3           19.6
Selling, general and administrative expenses             18.2           17.3                16.9           16.7
                                                    ------------------------        ----------------------------
     Operating income (loss)                              2.7           (2.1)                3.4            2.9
Interest expense, net                                     1.5            1.2                 1.3            1.2
                                                    ------------------------        ----------------------------
     Earnings (loss) from continuing operations
      before income taxes and other items below           1.2           (3.3)                2.1            1.7
Income taxes                                              0.4           (1.2)                0.7            0.6
Equity in net (earnings) loss of affiliated
 companies                                               (0.7)           0.3                   -            0.3
                                                    ------------------------        ----------------------------
     Earnings (loss) from continuing operations           1.5           (2.5)                1.4            0.8
Earnings from discontinued operations                       -            1.0                   -            1.7
                                                    ------------------------        ----------------------------
     Net earnings (loss)                                  1.5           (1.5)                1.4            2.5
                                                    ========================        ============================
Effective tax rate                                       35.0%          35.0%               35.0%          35.0%

Third quarter consolidated gross profit, as a percentage of net sales was 20.9%, up from 15.2% in the prior year third quarter due to improved performance in both Glass Technologies and Glass Services segments. This improved performance was attributable to improved manufacturing performance within Glass Technologies and improved pricing and improved margins as well as cost reductions within Glass Services. These improvements were offset by additional insurance related expenses in the current year.

Third quarter selling, general and administrative (SG&A) expenses rose by $1.1 million, or 3% over the prior year quarter, while SG&A as a percentage of sales increased from 17.3% to 18.2%. The increase in expenses is primarily due to an increase in depreciation incurred due mainly to information systems capitalized in the prior year, offset by timing of accruals related to bonuses.

Net interest expense increased slightly during the quarter as lower borrowing levels were offset by higher borrowing rates. The nine-month effective income tax rate of 35.0% was consistent with a year ago.

The following table presents sales and operating income for the Company's two segments and on a consolidated basis for three and nine months compared to the corresponding periods a year ago.

                                         Three Months Ended                            Nine Months Ended
                              ---------------------------------------------------------------------------------------
                              December 2,      November 27,       %         December 2,      November 27,      %
(Dollars in thousands)           2000             1999           Chg           2000              1999         Chg
                              ---------------------------------------------------------------------------------------
Net Sales
Glass Technologies             $101,138          $ 87,361         16%       $309,073          $264,237         17%
Glass Services                   97,793           115,387        (15)        367,756           367,687          -
Intersegment elimination         (1,640)           (1,621)         1          (5,921)           (4,172)        42
                              ---------------------------------------------------------------------------------------
  Net sales                    $197,291          $201,127         (2)%      $670,908          $627,752          7%
                              =======================================================================================

Operating Income
Glass Technologies             $  6,328          $   (937)       N/M        $ 13,823          $  7,618         81%
Glass Services                     (453)           (3,107)        85%         10,915            11,582         (6)
Corporate and Other                (504)             (235)      (114)         (1,748)             (724)      (141)
                              ---------------------------------------------------------------------------------------
  Operating income             $  5,371          $ (4,279)       N/M        $ 22,990          $ 18,476         24%
                              =======================================================================================

  N/M=Not meaningful

Glass Technologies (GT)
-----------------------
Net sales at Glass Technologies increased 16% to $101.1 million in the third quarter, while operating income increased significantly to $6.3 million. The increase in operating income is due to favorable results at Viracon, Viratec and Tru Vue, offset by a decrease in operating results at the Apogee Wausau Group
(AWG).

Viracon, the segment's largest operating unit, reported a net sales increase of 28% and a significant increase in operating income for the quarter compared to last year's third quarter. Customer demand for Viracon's high-performance architectural glass products remained strong and the unit has increased its capacity utilization compared to the prior year quarter. Viracon successfully addressed its product mix issue that contributed to decreased efficiencies in the second quarter and which were expected to slow shipments the second half of the year. These improvements were offset by increased labor and an increase in depreciation expense due to prior year capital additions. Backlog at December 2, 2000 remained at a near-record level of $41 million.

Viratec reported an increase in sales and operating income for the quarter compared to last year's third quarter due to improved operational efficiencies. As the PC industry softens, the Company expects a significant decline in revenues from computer CRT-related coatings at its San Diego facility in the first quarter of next fiscal year. The Company is evaluating other potential products and applications for this facility.

Tru Vue recorded a sales increase of 26% and a solid operating income increase for the quarter as compared to last year's third quarter due to continued increased operational efficiencies and demand for Tru Vue's higher margin, value-added glass products. Also, in the third quarter, Tru Vue completed the acquisition of Corporate Art Services, Inc., (Corporate Art) the operating results of which were not significant to the quarter. Corporate Art produces high-end framed art for national retail customers, expanding Tru Vue's pre-framed art business.

The Apogee Wausau Group (AWG), which consists of Wausau Window & Wall Systems and Linetec, reported a sales decrease of 11% and a significant operating income decrease for the quarter as compared to the same quarter a year ago. Wausau Window & Wall Systems continues to experience a slowdown in shipments, due to its inability to fill its available short lead-time capacity. This trend is expected to continue throughout the fourth quarter.

Glass Services (GS)
-------------------

Net sales of Glass Services decreased 15% to $97.8 million in the third quarter. Net sales grew 5% compared to third quarter of last year, after being adjusted for the formation of PPG Auto Glass joint venture, which combines the Company's and PPG's U.S. automotive replacement glass distribution businesses into a newly formed entity, PPG Auto Glass, LLC, with the Company having a 34% ownership interest in the joint venture. Operating income for the segment increased 85% from the prior year quarter.

The auto glass business reported a 27% decrease in sales compared to the prior year quarter. This decrease is due to distribution results not being included in the current year third quarter with the formation of the joint venture with PPG, as compared to three months' performance in the prior year third quarter. Operating income for the auto glass business decreased for the same reason. Net sales of the auto glass retail unit decreased 3% compared with those of a year ago due, in part, to soft demand for auto replacement glass services. The retail unit volume decrease was offset by unit price increases. Operating results for the auto glass retail unit increased due to an increase in gross margin and a decrease in total costs. During the quarter, 122 jobs were eliminated through layoffs and position eliminations, year-to-date, 26 underperforming stores, or 8% of its retail locations have been closed and call center operations were transitioned to APAC Customer Services, Inc. as part of the Company's initiative to improve customer service and lower costs. Net sales of the manufacturing unit decreased; however, operating income improved.

Harmon, Inc., the Company's full service building glass installation and repair business, reported a 22% increase in net sales and a significant increase in operating income for the quarter as compared to the prior year quarter, mainly due to increased volume and improved margins. At December 2, 2000, backlog at Harmon, Inc. was at a record level of $67.0 million.

Discontinued Operations
-----------------------

In fiscal 2000, Apogee's Board of Directors authorized the exit from the Company's interest in VIS'N Service Corporation (VIS'N), a non-auto glass focused, third party administered claims processor. In October and November, the Company completed the sale of substantially all of the assets of VIS'N in two separate transactions. In fiscal 1999, Apogee's Board of Directors authorized the divestiture of the detention/security and domestic curtainwall operations. In December 1998, the Company executed the sale of its
detention/security business.   In May 1999, the Company completed the sale of
100% of the stock of its large-scale domestic curtainwall business, Harmon, Ltd. The sale of Harmon, Ltd. and the Company's detention/security business combined with the fiscal 1998 exit from international curtainwall operations effectively removed the Company from the large-scale construction business. Accordingly, these businesses are presented as discontinued operations in the accompanying financial statements and notes. Prior periods have been restated.

Backlog
-------

On December 2, 2000, the Company's consolidated backlog was $193.0 million, up 8% from the $178.4 million reported a year ago. The backlogs of GT's operations represented 66% of the Company's consolidated backlog.

Liquidity and Capital Resources
-------------------------------
Financial Condition
-------------------

Net cash provided by operating activities
Cash provided by operating activities for the nine months ended December 2, 2000 totaled $48.5 million compared to $25.5 million in the same prior year period. Changes in operating assets and liabilities provided cash of $11.2 million, compared to usage of $13.5 million in the same period last year, the increase due mainly to reduced levels of accounts receivable and inventory and increased levels of accounts payable and accrued liabilities. At quarter-end, working capital was $38.5 million, down from $79.0 million at February 26, 2000. This decrease is largely due to the $28.6 million inventory contribution to the joint venture with PPG.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended December 2, 2000 was $13.6 million compared to $42.1 million in the same prior year period. The decrease is due mainly to a decrease in capital expenditures. Prior year capital expenditures consisted mainly of GT expansions and expenditures for information systems projects throughout the Company. For fiscal 2001, the Company expects to incur capital expenditures as necessary to maintain existing facilities and information systems. Fiscal 2001 capital expenditures are expected to be significantly less than those incurred in fiscal 2000.

Net cash provided by financing activities

Bank borrowings were $132.5 million at December 2, 2000, down from the $164.6 million outstanding at February 26, 2000. Cash provided by operating activities was sufficient to finance the period's investing activities and cash dividend
requirements.   Dividends paid through December 2, 2000 are $4.4 million.  At
December 2, 2000, long-term debt was 44% of total capitalization, as compared to 54% at fiscal year-end 2000.

Effective June 1, 2000, the Company amended its revolving credit agreement in conjunction with a pending joint venture with PPG that subsequently closed in July 2000. The amendment resulted in a decrease in borrowing capacity from $253 million to $200 million.

The Company anticipates outstanding borrowings to continue to decline over the course of the year. The Company believes that cash from operating activities and the available credit facility will provide adequate liquidity for the remainder of the fiscal year.

Shareholders' Equity
--------------------

At December 2, 2000, Apogee's shareholders' equity was $143.9 million. Book value per share was $5.17, up from $4.97 per share at February 26, 2000, with outstanding common shares increasing nominally during the period. Net earnings and proceeds from common stock issued in connection with the Company's stock-based compensation plans accounted for the increase, slightly reduced by regular quarterly dividends paid of $.0525 per share.

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

The Company uses interest swaps to fix a portion of its variable rate borrowings from fluctuations in interest rates. As of December 2, 2000, the Company has interest swaps covering $35 million of variable rate debt.

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

Given the Company's balanced foreign exchange position described above, a 10% adverse change in foreign exchange rates upon which these contracts are based would result in exchange losses from these contracts that would, in all material respects, be fully offset by exchange gains on the underlying net monetary exposures for which the contracts are designated as hedges. As of December 2, 2000, the Company did not have any forward contracts outstanding as the Company had no material foreign exchange exposure.

Cautionary Statements
---------------------

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are "forward-looking statements," and are based on management's current expectations or beliefs of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements.
These uncertainties and other risk factors include, but are not limited to those noted below. There can be no assurances given that the ongoing reorganization and realignment of Harmon AutoGlass will lead to successful operating results now or in the future. Also, there can be no assurances that the ongoing ramp-ups of new plant capacity in the Glass Technologies businesses will lead to successful operating results for those companies now or in the future. There can be no assurances that the anticipated slowdown in business for Viratec San Diego due to softness in the computer industry can be replaced with new customers and products. There can be no assurances that PPG Auto Glass, Apogee's automotive replacement glass distribution joint venture with PPG Industries, will achieve favorable short-term or long-term operating results.
In addition, in recent years, there has been excess capacity at the distribution level of the automotive replacement glass industry and margins have narrowed. There is no assurance PPG Auto Glass will achieve any anticipated efficiencies or be able to improve or maintain margins.

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

                           PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibits:
     ---------
     Exhibit 27.   Financial Data Schedule (EDGAR filing only).
     Exhibit 27.1  Restated Financial Data Schedule (EDGAR filing only).
     Exhibit 27.2  Restated Financial Data Schedule (EDGAR filing only).
     Exhibit 27.3  Restated Financial Data Schedule (EDGAR filing only).

(b)  Reports on Form 8-K
     -------------------
     None

                                                                  CONFORMED COPY



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APOGEE ENTERPRISES, INC.


Date:  January 16, 2001             /s/Russell Huffer
                                       --------------
                                    Russell Huffer
                                    Chairman, President and Chief Executive
                                     Officer


Date:  January 16, 2001             /s/Michael B. Clauer
                                       -----------------
                                    Michael B. Clauer
                                    Executive Vice President and
                                     Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
-------
Exhibit 27.    Financial Data Schedule (EDGAR filing only).
Exhibit 27.1   Restated Financial Data Schedule (EDGAR filing only).
Exhibit 27.2   Restated Financial Data Schedule (EDGAR filing only).
Exhibit 27.3   Restated Financial Data Schedule (EDGAR filing only).