Form 10-K
period 2001-03-03
APOGEE ENTERPRISES INC
filed 2001-05-18
CIK 6845

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended March 3, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-6365

                            APOGEE ENTERPRISES, INC.
             ------------------------------------------------------
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

                           --------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____ .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_].

         The aggregate market value of voting and non-voting stock of the registrant on April 30, 2001 was $239,536,860 (based on closing stock price of $8.490 per share as reported by Nasdaq).

         The number of shares outstanding of the registrant's Common Stock, $0.33 1/3 par value per share, outstanding at April 30, 2001 was 28,214,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III hereof incorporate information by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held June 19, 2001.

                            APOGEE ENTERPRISES, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                     For the fiscal year ended March 3, 2001

               Description                                             Page
               -----------                                             ----
PART I
------
     Item 1.   Business                                                  3

     Item 2.   Properties                                                7

     Item 3.   Legal Proceedings                                         7

     Item 4.   Submission of Matters to a Vote
               of Security Holders                                       8

               Executive Officers of the Registrant                      8
PART II
-------

     Item 5.   Market for the Registrant's
               Common Equity and Related
               Shareholder Matters                                       8

     Item 6.   Selected Financial Data                                   10

     Item 7.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                12

     Item 7A.  Quantitative and Qualitative Disclosures
               About Market Risk                                        19

     Item 8.   Financial Statements and
               Supplementary Data                                       19

     Item 9.   Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure                                     19

PART III
--------

     Item 10.  Directors and Executive Officers
               of the Registrant                                        20

     Item 11.  Executive Compensation                                   20

     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management                         20

     Item 13.  Certain Relationships and
               Related Transactions                                     20
PART IV
-------

     Item 14.  Exhibits, Financial Statement
               Schedules and Reports on Form 8-K                        20

               Index of Financial Statements and Schedules             F-1

                                     PART I
                                     ------

ITEM 1.   BUSINESS

The Company
-----------

Apogee Enterprises, Inc. was incorporated under the laws of the State of Minnesota in 1949. The Company, through its subsidiaries, is a leader in technologies involving the design and development of value-added glass products, services and systems for the non-residential building, commercial and automotive markets. Unless the context otherwise requires, the terms "Company" and "Apogee" as used herein refer to Apogee Enterprises, Inc. and its subsidiaries.

During fiscal 2001, the Company realigned its reporting segments to match the markets they serve in order to underscore the Company's growth potential and to reflect its changing business mix and focus. The new segments are Architectural Products and Services (Architectural), Large-Scale Optical Technologies (LSO) and Automotive Replacement Glass and Services (Auto Glass). The Architectural segment designs, engineers, fabricates and installs the walls of glass and windows comprising the outside skin of commercial and institutional buildings. The LSO segment develops and produces high technology glass that enhances the visual performance of products for the display, imaging and picture framing industries. The Auto Glass segment fabricates, repairs and replaces automobile windshields and windows. Financial information about the Company's segments can be found in Note 17 to the Consolidated Financial Statements of Apogee Enterprises, Inc. contained elsewhere in this report. See "Index of Financial Statements and Schedules." Prior periods have been restated to reflect these new segments.

During fiscal 2001, the Company completed the sale of substantially all of the assets of VIS'N Service Corporation (VIS'N), a non-auto glass focused, third-party administered claims processor, in two separate transactions. In fiscal 2000, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon, Ltd., and the divestiture of the detention/security operations. Combined with the fiscal 1998 exit from international curtainwall operations, these transactions effectively removed the Company from the large-scale construction business and the third-party administered claims processing business. Accordingly, these businesses are presented as discontinued operations in the consolidated financial statements and notes. Prior periods have been restated.

Architectural Products and Services (Architectural)
---------------------------------------------------

The companies within the Architectural segment design, engineer, fabricate and install the walls of glass and windows comprising the outside skin of commercial and institutional buildings. The businesses in this segment include: Viracon, the leading global fabricator of coated, high-performance architectural glass; Harmon, Inc., the Company's full service building glass installation and maintenance business; Wausau Window & Wall Systems, a manufacturer of custom, non-residential aluminum window systems and curtainwall; and Linetec, one of the largest U.S. architectural paint and anodizing finishers.

Viracon fabricates finished glass products and provides glass-coating services. This operating unit purchases flat, unprocessed glass in bulk quantities from which a variety of glass products are fabricated, including insulated, heat-processed and laminated architectural glass, security glass and laminated industrial glass.

The Viracon unit is able to fabricate all types of architectural glass (insulated, laminated and combinations of both) at its Owatonna, Minnesota and its Statesboro, Georgia facilities. Combined with its glass coating capabilities, the unit is able to provide a full range of products from these facilities. Viracon will continue to meet complex requirements and lead in innovation with an increase in silkscreening capacity and the introduction of a highly reflective, energy-efficient glass in fiscal 2002.

Insulated glass, comprised of two or more pieces of glass separated by a sealed air space, is used in architectural and residential applications for thermal control. Laminated glass consists of two or more pieces of glass fused with a plastic interlayer and is used primarily for strength and safety in skylights and in security applications. Viracon's reflective and low-emissivity coatings reduce energy costs and provide innovative design features for window and curtainwall systems. Low-emissivity coatings are an invisible, metallic film deposited on glass which selectively limits the transfer of heat through the glass. Low-emissivity coated glass represents a fast-growing segment of both residential and nonresidential glass markets.

Viracon markets its products nationally and overseas to glass distributors, contractors and industrial glass fabricators. A substantial portion of its glass product is delivered to customers by Viracon's fleet of company-owned trucks, providing "backhaul" capability for its raw materials, thereby reducing shipping time, transportation costs and breakage expense.

Harmon, Inc. offers complete design, engineering, installation and replacement or glazing services for commercial, institutional and other buildings. Harmon, Inc. emphasizes projects that are relatively small in comparison to Apogee's discontinued large-scale curtainwall operations. While the installation of building glass in new construction projects is the core business, service and retrofit construction of older buildings are adding to growth. This unit offers 24-hour replacement service for storm or vandalism damage. In-house engineering capabilities allow Harmon, Inc. to duplicate the original design or create a completely new appearance for renovated buildings.

Wausau Window & Wall Systems (Wausau) designs and manufactures high-quality, thermally-efficient aluminum window and curtainwall systems. These products meet high standards of wind load capacity and resistance to air and moisture infiltration. Wausau's aluminum window frame designs are engineered to be thermally efficient, utilizing high-strength polyurethane to limit the transfer of heat or cold through the window frame. Products are marketed through a nationwide network of distributors and a direct sales staff. Sales are made to building contractors and to building owners for retrofitting older buildings. Wausau maintains design and product engineering staffs to prepare aluminum window and curtainwall system designs to fit customers' needs and to originate new product designs.

Linetec has two metal-coating facilities which provide anodized and fluoropolymer coatings to metal. Anodizing is the electrolytic process of putting a protective, often colored, oxide film on light metal, typically aluminum. Fluoropolymer coatings are high quality paints which are sometimes preferred over anodizing because of the wider color selection. Coatings are applied to window and curtainwall components for industrial metal fabricators (including Wausau), as well as other companies' metal, plastic, wood or glass products. A significant portion of Linetec's revenues are generated from painting home and commercial shutters.

Large-Scale Optical Technologies (LSO)
--------------------------------------

LSO companies develop and produce high technology glass that enhances the visual performance of products for the display, imaging and picture framing industries. Businesses in this segment include: Tru Vue, a leading U.S. value-added glass and matboard manufacturer for the art and framing industry; and Viratec Thin Films, a leading global producer of optical thin film coatings for the display and imaging markets.

Tru Vue is one of the largest domestic manufacturers of value-added picture framing glass. Tru Vue provides its customers with a full array of picture framing glass products, including clear, reflection control, which diminishes reflection and enhances clarity, and conservation glass, which substantially blocks ultraviolet rays to protect artwork. Tru Vue compliments its glass product offering with sales of conservation picture framing matboard. The products are distributed primarily through independent distributors which, in turn, supply local picture framing markets. In fiscal 2001, Tru Vue expanded its pre-framed art business through the acquisitions of Balangier Fine Art and Designs, and Corporate Art Services, Inc. Also, by demonstrating the financial benefit of moving to value-added glass, Tru Vue converted three mass merchandisers and 1,000 frame shops from plain framing glass to TruGuard(TM), its proprietary glass that protects pictures and art from deteriorating in sunlight, in fiscal 2001. In anticipation of converting additional frame shops and mass merchandisers this year, Tru Vue will install a second production line for this product.

Viratec develops advanced, optical-display and imaging coatings for glass and other surfaces. These products are used in anti-glare computer screens, high-quality optical components and high performance mirror products for the imaging industry. Viratec markets optical display and imaging products to both domestic and overseas customers. These customers provide further assembly, marketing and distribution to end-users. Viratec's Optium(TM) coating line was relocated in fiscal 1999 from Minnesota to southern California, a location closer to the flow of customers' computer monitor supply chains. This facility will be closed during fiscal 2002 following notice received in late fiscal 2001 that its primary customer planned to discontinue its computer monitor operations in southern California, thereby eliminating the need for Viratec's facility in southern California. The facility closing is not expected to have a significant impact on the Company's fiscal 2002 operating results.

Automotive Replacement Glass and Services (Auto Glass)
------------------------------------------------------

Auto Glass companies fabricate, repair and replace automobile windshields and windows. Businesses in this segment include: Harmon AutoGlass, the nation's second largest chain of retail auto glass replacement and repair stores; and Viracon/Curvlite, a leading U.S. fabricator of aftermarket foreign and domestic car windshields.

Harmon AutoGlass, a Minneapolis-based company, is the second largest auto glass retailer in the United States. Harmon AutoGlass opened its first shop over 50 years ago in downtown Minneapolis and today has grown to 454 retail service centers, including co-branded facilities, in 44 states and 820 mobile installation vehicles. In addition to its own shops, Harmon AutoGlass has a network of more than 4,000 affiliated auto glass retailers across the country.

In an effort to enhance efficiency, geographic coverage and customer service in the distribution of auto replacement glass, the Company and PPG Industries combined their U.S. automotive replacement glass distribution businesses in July 2000 to create a new entity, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. As part of the arrangements with this joint venture, Harmon has committed, under a long-term contract, to purchase a majority of its replacement windshield needs from the joint venture. Harmon AutoGlass also eliminated two layers of field management to bring leadership closer to the customer and closed 37 under-performing shops, or about 11 percent of total facilities while maintaining service coverage in all impacted markets. Harmon AutoGlass has also outsourced to APAC Customer Services, Inc. for call center insurance claims processing to improve customer service and obtain a technological advantage.

Harmon AutoGlass has a diverse customer base, including insurance companies, commercial fleets and consumers. While Harmon AutoGlass' primary business is windshield repair and replacement, some Harmon AutoGlass retail stores also offer an inventory of flat glass for home window repair and table tops. Harmon AutoGlass' Web site provides information on safety and technology, and allows customers to locate stores and conveniently schedule appointments online.

Harmon AutoGlass is committed to its values of safety, quality, expertise and customer service. Harmon AutoGlass believes that it has one of the best customer satisfaction ratings in the industry. Harmon AutoGlass is an industry leader in employee training by having all of its technicians participate in a rigorous internal certification program. Harmon AutoGlass also requires technicians to be certified by the National Auto Glass Association.

Viracon/Curvlite (Curvlite) fabricates replacement windshields for foreign and domestic automobiles and laminated glass parts for the RV and bus industries. Under a long-term agreement with PPG Industries, Inc. (PPG), Curvlite's automotive replacement glass production is dedicated to PPG, and Curvlite is now fabricating approximately 500 different parts, about half the number manufactured previously.

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

Trademarks and Patents
----------------------

The Company has several nationally recognized trademarks and trade names which it believes have significant value in the marketing of its products. Harmon AutoGlass(R), Viratec(R), Tru Vue(R), TruGuard(R), Linetec(R) and Glass Depot(R) are registered trademarks and Optium(TM) is a listed trademark of the Company. PPG Auto Glass is a trademark of PPG Industries. Viratec Thin Films has obtained several patents pertaining to its glass coating methods. However, no single patent is considered to be material to the Company.

Customers
---------

The customer base of the Company is a diverse group which includes retailers, distribution outlets, general and sub-contractors, OEM manufacturers and end-users. No one customer accounts for 10% or more of the Company's consolidated revenues, although, due to the auto glass distribution joint venture with PPG, PPG Auto Glass has become the primary customer of Curvlite, the Auto Glass segment's manufacturer of replacement windshields for the automobiles. In the opinion of management, the loss of any single customer would not have a material long-term adverse effect on the Company.

Backlog
-------

At March 3, 2001, the Company's total backlog of orders considered to be firm was $200,218,000 compared with $175,137,000 at February 26, 2000. Of this amount, approximately $190,000,000 of orders were in the Architectural segment.

Competition
-----------

The Company's businesses are in industries that are, in general, fairly mature and highly competitive. Businesses in the Architectural and LSO segments (Viracon, Viratec and Tru Vue) compete with several large integrated glass manufacturers and numerous smaller specialty fabricators. Product pricing and service are the primary competitive factors in these markets. Harmon, Inc. competes against local and regional construction companies where primary competitive factors are quality engineering and service. Wausau competes against several major aluminum window manufacturers while Linetec competes against regional paint and anodizing companies. These companies primarily serve the custom portion of the construction market in which the primary competitive factors are product quality, reliable service and the ability to provide technical engineering and design services. The Auto Glass segment competes with other auto glass shops, glass warehouses, car dealers, body shops and fabrication facilities on the basis of pricing and customer service. Its competition consists of national and regional chains as well as significant local competition.

Markets
-------

The Architectural Products and Services (Architectural) companies design, engineer, fabricate and install the walls of glass and windows comprising the outside skin of commercial and institutional buildings. The markets that these businesses serve are very competitive, price sensitive and affected by changes in the commercial construction industry as well as, in general, economic conditions.

The Large-Scale Optical Technologies (LSO) companies develop and produce high technology glass that enhances the visual performance of products for display, imaging and picture framing industries. The markets that these businesses serve are very competitive, highly responsive to new products and price sensitive.

The Automotive Replacement Glass and Services (Auto Glass) companies fabricate, repair and replace automobile windshields and windows. The market that these businesses serve tends to be cyclical in nature and is influenced by a variety of factors, including weather, new car sales, speed limits, road conditions, the economy, and average annual number of miles driven. This market's pricing structure has changed significantly in recent years as insurance companies seek volume pricing at discounted rates from historical levels and attempt to enter into preferred or exclusive provider arrangements with a limited number of providers. Consequently, margins have narrowed at the retail, wholesale and manufacturing levels, in which the Auto Glass segment operates.

Research and Development
------------------------

The amount spent on research and development activities over the past three fiscal years was $3.0 million in fiscal 2001, $2.4 million in fiscal 2000 and $2.9 million in fiscal 1999. The Company's investment in TerraSun LLC relates to a research and development venture of which the Company has a 50 percent ownership. TerraSun is developing holographic optical technologies for lighting and energy systems applications.

Environment
-----------

To comply with environmental regulations, Linetec's paint facility utilizes an oxidizer to remove volatile organic compounds (VOC's) generated from the spraying of solvent based paints. Linetec also sends excess paint and area liquids to a certified waste treatment facility for disposal. In addition to these processes, caustic soda is used in Linetec's anodizing operation. This is then neutralized prior to discharge into a waste water treatment facility.

The Company's Tru Vue facility also has a process in which caustic soda is neutralized prior to discharge into a waste water treatment facility. Tru Vue also removes acid fumes through a wet-scrubbing system.

The Company's Viracon facility ships its scrap glass to a company that recycles glass.

Employees
---------

The Company employed 5,912 persons at March 3, 2001, of whom approximately 696 were represented by labor unions. The Company is a party to 44 collective bargaining agreements with several different unions. Approximately 18% of the collective bargaining agreements will expire during fiscal 2002. The number of collective bargaining agreements to which the Company is a party will vary with the number of cities with active nonresidential construction contracts. The Company considers its employee relations to be very good and has not recently experienced any significant loss of work days due to strike.

Foreign Operations and Export Sales
-----------------------------------

During the years ended March 3, 2001, February 26, 2000 and February 27, 1999, the Company's export sales, principally from Architectural operations, amounted to approximately $40,001,000, $42,096,000 and $40,316,000, respectively.

ITEM 2.  PROPERTIES
         ----------

The following table lists, by segment, the Company's major facilities as of March 3, 2001, the general use of the facility and whether it is owned or leased by the Company.

Facility                                       Location                  Owned/Leased        Function
--------                                       --------                  ------------        --------
Architectural Products and Services
-----------------------------------
Viracon                                        Owatonna, MN              Owned                   Mfg./Admin.
Viracon                                        Statesboro, GA            Owned                   Mfg.
Viracon - Temp II Bldg.                        Owatonna, MN              Owned                   Mfg.
Harmon Inc. Headquarters                       Minneapolis, MN           Leased                  Mfg.
Wausau Window & Wall Systems                   Wausau, WI                Owned                   Mfg./Admin.
Wausau Window & Wall Systems - Plant II        Wausau, WI                Owned                   Mfg.
Wausau Window & Wall Systems - Plant III       Wausau, WI                Owned                   Mfg.
Linetec (Painting)                             Wausau, WI                Owned                   Mfg./Admin.
Linetec (Anodizing)                            Wausau, WI                Owned                   Mfg.

Large-Scale Optical Technologies
--------------------------------
Tru Vue                                        McCook, IL                Owned               Mfg./Admin.
Tru Vue                                        Winter Park, FL           Leased              Mfg./Admin.
Balangier Designs, Inc.                        Little Ferry, NJ          Leased              Mfg./Admin.
Viratec Thin Films, Inc.                       Faribault, MN             Owned               Mfg./Admin.
Viratec Thin Films, Inc.                       San Diego, CA             Leased              Mfg.

Automotive Replacement Glass and Services
-----------------------------------------
Harmon AutoGlass Headquarters                  Minneapolis, MN           Leased              Administrative
Viracon/Curvlite                               Owatonna, MN              Owned               Mfg./Admin.
National Distribution Center (1)               Owatonna, MN              Owned               Warehouse/Admin.
Harmon Solutions-Call Center (2)               Orlando, FL               Owned               Administrative
Harmon Solutions-Call Center (2)               Eau Claire, WI            Leased              Administrative

Other
-----
Apogee Corporate Office                        Minneapolis, MN           Leased              Administrative

1. Space has been vacated, due to PPG Auto Glass joint venture, and is being considered for alternative uses or sale.
2. Space has been vacated since the outsourcing arrangement with APAC and is being considered for alternative uses or sale.

In addition to the locations indicated above, at fiscal year-end, the Automotive Replacement Glass and Services segment operated 287 Harmon AutoGlass retail locations and 167 co-branded facilities nationally. The majority of such locations are leased. Also, Architectural Products and Services' Harmon, Inc. unit operated 14 leased locations. The Company owns 4 distribution centers that are currently leased to PPG Auto Glass.

The Viracon/Curvlite plant, a Wausau Window & Wall Systems facility, the Linetec paint facility, and the Call Center in Florida were constructed with the use of proceeds from industrial revenue bonds issued by those cities. These properties are considered owned, since at the end of the bond term, title reverts to the Company.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

Apogee has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction industry, the Company's discontinued construction business is routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages. Although it is impossible to predict the outcome of such proceedings, the Company believes, based on facts currently available to management, that none of such claims will result in losses that would have a material adverse effect on its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter ended March 3, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

         NAME                    AGE      POSITION
         ----                    ---      --------

         Russell Huffer           51      Chairman, President and Chief
                                          Executive Officer

         Michael B. Clauer        44      Executive Vice President and Chief
                                          Financial Officer

         Joseph T. Deckman        57      Executive Vice President

         Larry D. Stordahl        58      Executive Vice President

         Patricia A. Beithon      47      General Counsel and Secretary

         Gary R. Johnson          39      Vice President and Treasurer

         James S. Porter          40      Corporate Controller

Executive officers are elected annually by the Board of Directors and serve for a one-year period. There are no family relationships between the executive officers or directors of the Company.

Mr. Huffer has been an employee of the Company for more than the last five years. Mr. Clauer joined the Company in November 2000. Prior to joining the Company, Mr. Clauer held a management position at Open Port and several financial management positions at Budget Group, Inc. and PepsiCo, Inc. Mr. Deckman has been an employee of the Company for more than the last five years. Mr. Stordahl joined the Company in August 1998. Prior to joining the Company, Mr. Stordahl held several management positions with SPX Corporation in Owatonna, Minnesota. Mr. Johnson has been an employee of the Company for more than the last five years. Ms. Beithon joined the Company in September 1999. Prior to joining the Company, Ms. Beithon held a divisional legal counsel position with Pfizer, Inc. subsidiaries, American Medical Systems, Inc. and Schneider (USA), Inc. in Minneapolis, Minnesota. Mr. Porter joined the Company in August 1997. Prior to joining the Company, Mr. Porter held financial management positions at Rollerblade, Inc. in Minneapolis, Minnesota.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        -----------------------------------------------------------------
        MATTERS
        -------

Market Information
------------------

Apogee common stock is traded on the Nasdaq National Market, under the ticker symbol APOG. Stock price quotations are printed daily in major newspapers. During the fiscal year ended March 3, 2001, the average trading volume of Apogee common stock was 3,545,000 shares per month, according to Nasdaq.

As of April 30, 2001, there were 28,214,000 shares of common stock outstanding, of which about 8.6 percent were owned by officers and directors of Apogee. At that date, there were approximately 2,082 shareholders of record and 7,200 shareholders for whom securities firms acted as nominees.

The following chart shows the quarterly range and year-end closing bids for one share of the Company's common stock over the past five fiscal years.

                   Quarter               Quarter                Quarter               Quarter          Year
                      I                    II                     III                   IV             End
              ----------------       ---------------        ---------------       ---------------     ------
  1997          9.625 - 14.250       13.250 - 18.250        15.250 - 22.625       17.250 - 23.750     19.875
  1998         14.000 - 21.250       17.750 - 22.625        21.125 - 25.000       10.375 - 23.250     12.938
  1999         11.813 - 15.250       11.125 - 15.500         8.125 - 12.875        8.750 - 12.375      8.750
  2000          8.750 - 13.750        7.875 - 14.313         5.688 -  8.625        4.000 -  6.313      5.000
  2001          3.313 -  5.500        3.250 -  4.531         4.313 -  6.063        4.625 -  9.500      9.000

Dividends
---------

It is Apogee's policy, subject to Board review and approval, to pay quarterly cash dividends in May, August, November and February. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly and annual cumulative, cash dividends per share for the past five fiscal years. Subject to future operating results, available funds and the Company's future financial condition, the Company intends to continue paying cash dividends as, when and if declared by its Board of Directors.

                       Quarter   Quarter   Quarter    Quarter
                          I        II        III        IV      Year
                     --------------------------------------------------
             1997       0.043      0.043     0.045     0.045    0.175
             1998       0.045      0.045     0.050     0.050    0.190
             1999       0.050      0.050     0.053     0.053    0.205
             2000       0.053      0.053     0.053     0.053    0.210
             2001       0.053      0.053     0.053     0.053    0.210

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

The following information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.

(In thousands, except per share data)*             2001         2000          1999             1998          1997
-----------------------------------------------------------------------------------------------------------------
Operating Results
Net sales                                   $   865,200  $   840,488    $   788,062     $   731,094   $   642,226
Gross profit                                    178,997      167,235        170,415         165,139       143,761
Operating income                                 31,894       19,418         43,352          45,659        44,628
Earnings (loss) from continuing operations       13,361        3,071         20,245          24,114        26,827
Earnings (loss) from discontinued operations      1,641        9,104          4,988         (75,169)         (607)
Net earnings (loss)                              15,002       12,175         25,233         (51,055)       26,220
Earnings (loss) per share - basic
     From continuing operations                    0.48         0.11           0.73            0.87          0.98
     From discontinued operations                  0.06         0.33           0.18           (2.70)        (0.02)
     Net earnings (loss)                           0.54         0.44           0.91           (1.84)         0.96
Earnings (loss) per share - diluted
     From continuing operations                    0.48         0.11           0.73            0.85          0.96
     From discontinued operations                  0.06         0.33           0.18           (2.65)        (0.02)
     Net earnings (loss)                           0.54         0.44           0.91           (1.80)         0.93
Effective tax rate - %                             39.9         50.8           37.6            37.4          31.5

Operating Ratios
Gross margin - %                                   20.7         19.9           21.6            22.6          22.4
Operating margin - %                                3.7          2.3            5.5             6.2           6.9
Net margin - continuing operations - %              1.5          0.4            2.6             3.3           4.2
Net margin - %                                      1.7          1.4            3.2            (7.0)          4.1
Return on:
     Average shareholders' equity - %              10.5          9.1           21.0           (36.2)         16.9
     Average invested capital - %                   5.0          3.7            8.3           (16.7)          9.2
     Average total assets - %                       3.3          2.6            5.8           (12.5)          7.1

Funds Flow Data
Depreciation and amortization               $    34,229  $    33,019    $    25,798     $    22,463   $    17,860
Capital expenditures                             14,823       44,025         77,392          37,892        34,203
Dividends                                         5,834        5,833          5,666           5,251         4,806

Year-End Data
Total assets                                $   432,679  $   481,154    $   466,389     $   405,526   $   410,522
Current assets                                  175,191      214,422        204,308         206,858       159,095
Current liabilities                             137,437      135,397        119,796          97,750        86,178
Working capital                                  37,754       79,025         84,512         109,108        72,916
     Current ratio                                  1.3          1.6            1.7             2.1           1.8
Long-term debt                                  104,206      164,371        165,097         151,967       127,640
     % of invested capital                         37.6         50.2           51.0            53.1          39.4
Shareholders' equity                            148,292      137,772        130,664         109,600       172,150
     % of invested capital                         53.5         42.1           40.4            38.3          53.1

Investment Information
Dividends per share                         $     0.210  $     0.210    $     0.205     $     0.190   $     0.175
Book value per share                               5.33         4.97           4.73            3.99          6.17
Price range during year:
     High                                         9 1/2      14 5/16         15 1/2              25        23 3/4
     Low                                          3 1/4            4          8 1/8          10 3/8         9 5/8
     Close                                            9            5          8 3/4        12 15/16        19 7/8
Price/earnings ratio at year-end                     17           11             10              NM            21
Dividend yield at year-end - %                      2.3          4.2            2.4             1.5           0.9
Shares outstanding at year-end               27,825,000   27,743,000     27,623,000      27,453,000    27,882,000
Average monthly trading volume                3,545,000    2,666,000      1,962,000       4,065,092     4,795,244
---------------------------------------------------------------------------------------------------------------------------

*Share and per share data have been adjusted for the fiscal 1997 stock dividend. **Fiscal 1994 figures reflect the cumulative effect of a change in accounting for income taxes, which increased net earnings by $525,000, or 4 cents per share.

(In thousands, except per share data)*             1996         1995           1994**          1993          1992          1991
-------------------------------------------------------------------------------------------------------------------------------
Operating Results
Net sales                                   $   567,823  $   516,022    $   426,400     $   367,878   $   364,578   $   368,094
Gross profit                                    116,426      102,400         84,184          71,141        67,193        74,816
Operating income                                 34,729       31,535         23,803           8,779         2,730        17,629
Earnings (loss) from continuing operations       20,656       19,160         16,279           6,657        (1,300)        7,391
Earnings (loss) from discontinued operations     (2,820)      (6,110)       (12,446)         (2,143)        9,805         9,626
Net earnings (loss)                              17,836       13,050          3,833           4,514         8,505        17,017
Earnings (loss) per share - basic
     From continuing operations                    0.76         0.72           0.62            0.25         (0.05)         0.27
     From discontinued operations                 (0.10)       (0.23)         (0.47)          (0.08)         0.36          0.36
     Net earnings (loss)                           0.66         0.49           0.14            0.17          0.32          0.63
Earnings (loss) per share - diluted
     From continuing operations                    0.76         0.71           0.61            0.25         (0.05)         0.27
     From discontinued operations                 (0.10)       (0.23)         (0.47)          (0.08)         0.36          0.35
     Net earnings (loss)                           0.65         0.48           0.14            0.17          0.31          0.62
Effective tax rate - %                             35.4         35.1           32.6            28.8        (113.5)         44.2

Operating Ratios
Gross margin - %                                   20.5         19.8           19.7            19.3          18.4          20.3
Operating margin - %                                6.1          6.1            5.6             2.4           0.7           4.8
Net margin - continuing operations - %              3.6          3.7            3.8             1.8          (0.4)          2.0
Net margin - %                                      3.1          2.5            0.9             1.2           2.3           4.6
Return on:
         Average shareholders' equity - %          13.5         10.9            3.4             4.0           7.6          16.6
     Average invested capital - %                   7.6          6.7            2.4             3.0           5.7          11.5
     Average total assets - %                       5.5          4.5            1.6             2.1           4.2           8.8

Funds Flow Data
Depreciation and amortization               $    13,122  $    11,972    $    12,423     $    12,344   $    14,407   $    12,000
Capital expenditures                             20,038       22,603         11,447           6,393         9,985        11,988
Dividends                                         4,453        4,154          3,841           3,584         3,505         3,248

Year-End Data
Total assets                                $   327,233  $   317,085    $   257,877     $   213,372   $   212,282   $   196,292
Current assets                                  149,414      155,608        123,301         102,869       112,847       106,614
Current liabilities                              83,574       90,876         92,536          61,702        63,786        48,441
Working capital                                  65,840       64,732         30,765          41,167        49,061        58,173
      Current ratio                                 1.8          1.7            1.3             1.7           1.8           2.2
Long-term debt                                   79,102       80,566         35,688          28,419        25,267        29,398
     % of invested capital                         32.5         35.6           21.6            18.7          17.0          19.9
Shareholders' equity                            138,922      124,628        114,062         112,336       113,780       109,050
     % of invested capital                         57.0         55.1           69.0            74.1          76.6          73.8

Investment Information
Dividends per share                         $     0.165  $     0.155    $     0.145     $     0.135   $     0.130   $     0.120
Book value per share                               5.14         4.64           4.28            4.26          4.23          4.05
Price range during year:
     High                                         9 7/8        9 1/4          8 7/8           6 3/8             9       10 1/16
     Low                                          6 1/2        5 3/4          5 1/8           4 1/8         4 3/4         6 5/8
     Close                                      9 13/16        8 5/8          7 1/4         5 13/16         6 1/8             9
Price/earnings ratio at year-end                     15           18             50              34            19            14
Dividend yield at year-end - %                      1.7          1.9            2.0             2.3           2.1           1.3
Shares outstanding at year-end               27,034,000   26,886,000     26,624,000      26,354,000    26,922,000    26,954,000
Average monthly trading volume                1,775,740    1,613,012        518,900         644,294     1,386,058     1,212,682
-------------------------------------------------------------------------------------------------------------------------------

*Share and per share data have been adjusted for the fiscal 1997 stock dividend. **Fiscal 1994 figures reflect the cumulative effect of a change in accounting for income taxes, which increased net earnings by $525,000, or 4 cents per share.

NM=Not meaningful

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Introduction
In fiscal 2001, Apogee experienced enhanced revenues and earnings primarily through improved operational efficiencies, as well as through better equipment utilization and increased market share. Highlights for the year included the following:

o Realignment of the reporting segments with the markets they serve to underscore Apogee's growth potential and to reflect Apogee's changing business mix and focus.
o Completion of the ramp-up of the fiscal 2000 start-up of Apogee's Statesboro, Georgia plant to support Viracon's continued growth for high-end manufactured architectural glass.
o Formation of PPG Auto Glass, LLC joint venture to enhance efficiency, geographic coverage and customer service in the distribution of auto replacement glass.
o Improved operating efficiencies through cost reduction initiatives at Apogee's Harmon AutoGlass, which are expected to result in annual savings of $5 million.
o Acquisition of two manufacturers in the $2 billion pre-framed art market, which expands the markets for Apogee's Tru Vue products.
o Reduction of long-term debt to $104 million at the end of fiscal 2001 from $164 million at the end of fiscal 2000.

Performance
Fiscal 2001 Compared To Fiscal 2000
Consolidated net sales increased 3% in fiscal 2001 to $865.2 million from $840.5 million in fiscal 2000. The results of the Auto Glass distribution unit, which Apogee contributed to the PPG Auto Glass joint venture, were not included in Apogee's continuing operations for the third and fourth quarters of fiscal 2001, as they were through the second quarter of fiscal 2001. Fiscal 2001 revenues grew 11% compared to the prior year after being adjusted for the formation of the joint venture. The majority of the increase is attributable to increased unit production due to the full-year impact of plant expansions completed during fiscal 2000, enhanced equipment utilization and the impact of fiscal year 2001 acquisitions. Additionally, fiscal 2001 comprised of 53 weeks while fiscal 2000 comprised of 52 weeks.

The following table illustrates the relationship between various components of operations, stated as a percent of net sales, for each of the fiscal years in the three-year period ended March 3, 2001. Fiscal 1999 results are restated to reflect the effect of discontinued operations reported during fiscal 2000.


Percent of Net Sales                               2001      2000      1999
-------------------------------------------------------------------------------
Net sales                                          100.0    100.0     100.0
Cost of sales                                       79.3     80.1      78.4
                                                   -----    -----     -----
      Gross profit                                  20.7     19.9      21.6
Selling, general and
  administrative expenses                           17.0     17.6      16.1
                                                   -----    -----     -----
      Operating income                               3.7      2.3       5.5
Interest expense, net                                1.3      1.3       1.2
Equity in income (loss) of affiliated companies      0.2     (0.3)     (0.2)
                                                   -----     ----     -----
      Earnings from continuing operations
      before income taxes                            2.6      0.7       4.1
Income taxes                                         1.1      0.4       1.5
                                                   -----     ----     -----
     Earnings from continuing operations             1.5      0.3       2.6
Earnings from discontinued operations, net           0.2      1.1       0.6
                                                   -----     ----     -----
      Net earnings                                   1.7      1.4       3.2
-------------------------------------------------------------------------------

On a consolidated basis, cost of sales, as a percentage of net sales, fell to 79.3% for fiscal 2001, improving from 80.1% in fiscal 2000. The primary factors underlying the resulting increase in gross profit percentage were improved performance attributable to enhanced manufacturing performance within the Architectural and Large-Scale Optical segments, as well as cost reduction initiatives within the Automotive Replacement Glass segment. These improvements were partially offset by higher general liability and health insurance related expenses across all segments.

Selling, general and administrative (SG&A) expenses, as a percentage of sales, decreased to 17.0% from 17.6%. After being adjusted for the formation of the PPG Auto Glass joint venture, SG&A expenses decreased, as a percentage of sales, from 18.5% in fiscal 2000. The primary factor for the decrease was due to the cost reduction initiatives implemented at the Automotive Replacement Glass segment, as well as reductions in expenses related to doubtful accounts across all segments. These were offset by increases in amounts expensed for bonuses and incentives.

Net interest expense rose slightly to $11.1 million, or 1.3% of sales, in fiscal 2001. The increase reflected higher weighted-average interest rates under the Company's revolving credit agreement. This was somewhat offset by lower average borrowing levels during fiscal 2001 as compared to fiscal 2000.

Apogee's equity in income from affiliated companies was $1.5 million in fiscal 2001 compared to an equity in loss from affiliated companies of $2.8 million a year ago. Income associated with the Company's PPG Auto Glass joint venture, including rationalization and other transaction related adjustments, was offset by the Company's TerraSun research and development joint venture. The PPG Auto Glass joint venture formed on July 29, 2000, combined the Company's and PPG's U.S. automotive replacement glass distribution businesses into a newly formed entity, PPG Auto Glass, LLC, with the Company having a 34% ownership interest in the joint venture. Fiscal 2000 results were largely attributable to TerraSun.

Apogee's effective income tax rate of 39.9% of pre-tax earnings from continuing operations decreased from the 50.8% of pre-tax earnings from continuing operations reported in fiscal 2000. This reduction is due to the relationship of book and tax differences as a percentage of pre-tax income.

Apogee's fiscal 2001 earnings from continuing operations increased to $13.4 million or $0.48 diluted earnings per share. This compared to earnings from continuing operations of $3.1 million, or $0.11 diluted earnings per share, a year earlier.

The Company reported earnings from operations of discontinued businesses of $1.6 million after tax, or $0.06 diluted earnings per share for fiscal 2001 as compared to $9.1 million after tax, or $ 0.33 diluted earnings per share, a year earlier.

Apogee's fiscal 2001 net earnings were $15.0 million, or $0.54 diluted earnings per share. This compared to $12.2 million, or $0.44 diluted earnings per share, a year ago. The return on average shareholders' equity was 10.5% in fiscal 2001 versus 9.1% for fiscal 2000.

Segment Analysis
During fiscal 2001, the Company realigned its operating business units into three reporting segments. The following is a discussion on the results of operations of these three business segments. See Note 17 "Business Segments Data" in the Notes to Consolidated Financial Statements for a three-year history of each segment's net sales, operating income, identifiable assets, capital expenditures, and depreciation and amortization.


(In thousands)                                   2001       2000       1999
----------------------------------------------------------------------------
Architectural Products and Services
   Net sales                                 $441,466   $394,104   $349,968
   Operating income                            27,393     20,513     23,501

Large-Scale Optical Technologies
   Net sales                                   90,768     69,934     58,669
   Operating income (loss)                      4,571      (540)      2,477

Automotive Replacement Glass and Services
   Net sales                                  333,311    377,499    380,524
   Operating income                             1,429        184     18,399
----------------------------------------------------------------------------

Architectural Products and Services (Architectural). Architectural companies design, engineer, fabricate and install the walls of glass and windows comprising the outside skin of commercial and institutional buildings. The businesses in this segment include: Viracon, the leading global fabricator of coated, high-performance architectural glass; Harmon, Inc., the Company's full service building glass installation and maintenance business; Wausau Window & Wall Systems, a manufacturer of custom, non-residential aluminum window systems and curtainwall; and Linetec, one of the largest U.S. architectural paint and anodizing finishers.

Architectural net sales for fiscal 2001 increased 12% over fiscal 2000. Viracon reported an increase in net sales of 18%, mostly due to the increased capacity from the full-year impact associated with the completion of the Statesboro facility. Additionally, strong customer demand for Viracon's high-performance architectural glass products significantly improved sales volume. Harmon, Inc. reported a 19% increase in net sales, primarily due to an increased number of curtainwall installation projects and Linetec improved sales by 5%. These increases were offset by a slow-down in shipments at Wausau Window & Wall Systems due to the facility not being able to fill its available short lead-time capacity during the second half of the year.

Operating income for the segment of $27.4 million represented an increase of 34% over prior year. This was the result of increased production capacity and improved utilization at Viracon as well as increased earnings at Harmon, Inc. and Linetec. These increases were partially offset by reductions in earnings at Wausau Window & Wall Systems.

The Architectural segment backlog, at March 3, 2001, remained at record levels of $190.0 million, compared to $153.6 million at February 26, 2000.

Large-Scale Optical Technologies (LSO). LSO companies develop and produce high technology glass that enhances the visual performance of products for the display, imaging and picture framing industries. Businesses in this segment include: Tru Vue, a leading U.S. value-added glass and matboard manufacturer for the art and framing industry; and Viratec Thin Films, a leading global producer of optical thin film coatings for the display and imaging markets.

LSO net sales of $90.8 million represented a 30% increase over fiscal 2000. Tru Vue reported a 25% improvement in sales due to increased demand for their high margin, value-added glass products. Additionally, Tru Vue expanded its pre-framed art business through the acquisitions of Balangier Fine Art and Designs, and Corporate Art Services, Inc. These acquisitions represent 40 percent of the Tru Vue increase for fiscal 2001 sales. Viratec reported a net sales increase of 37% over fiscal 2000 levels due to strong operational improvement that allowed for significant volume growth.

LSO operating income of $4.6 million for fiscal 2001 compared favorably to an operating loss of $0.5 million for fiscal 2000. The increase was the result of the increased sales volume at both of the segment's operations as well as the impact of sales of higher margin products from Tru Vue and improved equipment utilization at Viratec. These increases were offset by acquisition related integration costs at Tru Vue and the impact of shut down costs for Viratec's San Diego facility. The shut down of the San Diego facility will not have a material impact on next year's financial results.

Automotive Replacement Glass and Services (Auto Glass). Auto Glass companies fabricate, repair and replace automobile windshields and windows. Businesses in this segment include: Harmon AutoGlass, the nation's second largest chain of retail auto glass replacement and repair stores; and Viracon/Curvlite, a leading U.S. fabricator of aftermarket foreign and domestic car windshields.

Auto Glass net sales decreased 12% to $333.3 million in fiscal 2001. Fiscal 2001 revenues for the segment grew 4% compared to the prior year after being adjusted for the formation of the PPG Auto Glass joint venture. Net sales of the auto glass retail unit decreased 2% compared with those of a year ago due, in part, to soft demand for auto replacement glass services. The retail unit volume decrease was offset by unit price increases. Market data indicates that unit demand for replacement auto glass in the U.S. rose 4.2% during fiscal 2001. In an effort to improve margins, Harmon AutoGlass closed retail facilities and implemented strategies to reduce low margin business. This resulted in a reduction in volume of 14.9%.

Auto Glass operating income increased to $1.4 million for fiscal 2001 from operating income of $0.2 million in fiscal 2000. During fiscal 2001, as part of the Company's initiative to maintain customer service and reduce costs, Harmon AutoGlass reduced headcount through position eliminations, closed 37 underperforming stores, or nearly 11% of its retail locations, and transitioned call center operations to APAC Customer Services, Inc. Harmon AutoGlass continued to maintain a presence in most markets where shop closings occurred. Viracon/Curvlite reported slightly increased operating income over the prior year.

At the end of fiscal 2001, Auto Glass had 287 Harmon AutoGlass retail locations and 167 co-branded facilities. The segment continues to explore opportunities to increase utilization and improve efficiencies.

Discontinued Operations. During fiscal 2001, the Company completed the sale of substantially all of the assets of VIS'N Service Corporation (VIS'N), a non-auto glass focused, third-party administered claims processor, in two separate transactions with no impact to net earnings. In fiscal 2000, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon, Ltd. In fiscal 1999, Apogee's Board of Directors authorized the divestiture of the detention/security operations and the Company executed the sale of the business. The sale of Harmon,

Ltd. and the Company's detention/security business combined with the fiscal 1998 exit from international curtainwall operations effectively removed the Company from the large-scale construction business. Accordingly, these businesses are presented as discontinued operations in the accompanying financial statements and notes. Prior periods have been restated.

The Company reported after-tax operating income from the businesses reported as discontinued operations for fiscal 2001 of $1.6 million. This was primarily the result of cash collected from our international curtainwall operations during fiscal 2001 that exceeded the anticipated receipts. For fiscal 2000, after-tax earnings from discontinued operations were $9.1 million.

Fiscal 2000 Compared To Fiscal 1999
Consolidated net sales increased 7% to $840.5 million in fiscal 2000 compared to fiscal 1999. Net sales increased 13% in the Architectural Products and Services (Architectural) segment, and 19% at the Large-Scale Optical Technologies (LSO) segment. Net sales at the Automotive Replacement Glass and Services (Auto Glass) segment were flat compared to fiscal 1999.

On a consolidated basis, cost of sales, as a percentage of net sales, rose slightly to 80.1%, up from 78.4% in fiscal 1999. The primary factors underlying the resulting decline in gross profit were slower than anticipated production ramp-ups within the Architectural and LSO segments along with increased costs to increase production velocity at Viracon. Additionally, Apogee experienced increased costs associated with meeting demand in these segments as well as a decline in margin in the Auto Glass businesses. These factors were offset by margin improvements at Harmon, Inc.

Selling, general and administrative (SG&A) expenses grew by $20.8 million, or 16%. The primary factors for the growth were an increase in salaries, allowance for doubtful accounts, marketing costs, outside services, information systems and severance costs, offset by a decrease in bonuses and incentives. A portion of the increased personnel costs represented classification variances associated with the Company's many system conversions; quantification of such classifications is not considered cost effective. Gross profit benefited as a result of these classification variances.

Net interest expense rose 9% to $10.4 million in fiscal 2000. The increase reflected higher weighted-average outstanding borrowing levels and to a lesser extent, slightly higher interest rates under the Company's revolving credit agreement.

Apogee's effective income tax rate was 50.8% of pre-tax earnings from continuing operations, up substantially from the 37.6% rate recorded in fiscal 1999.

Apogee's equity in loss of affiliated companies was $2.8 million in fiscal 2000 compared to $1.4 million a year ago, largely associated with the Company's TerraSun research and development joint venture.

Apogee's fiscal 2000 earnings from continuing operations declined to $3.1 million, or $0.11 diluted earnings per share. This compared to earnings from continuing operations of $20.2 million, or $0.73 diluted earnings per share, a year earlier.

Earnings from operations of discontinued businesses were $9.1 million after tax, or $0.33 diluted earnings per share, compared to $5.0 million, or $0.18 diluted earnings per share, a year earlier.

Apogee's fiscal 2000 net earnings were $12.2 million, or $0.44 diluted earnings per share. This compared to $25.2 million, or $0.91 diluted earnings per share, a year ago. The return on average shareholders' equity was 9.1% in fiscal 2000 versus 21.0% for fiscal 1999.

Segment Analysis
The following is a discussion of the results of operations of the Company's three business segments. See Note 17 "Business Segments Data" in the Notes to Consolidated Financial Statements for a three-year history of each segment's net sales, operating income, identifiable assets, capital expenditures, and depreciation and amortization.

Architectural Products and Services (Architectural). Net sales for the Architectural segment for fiscal 2000 increased 13% to $394.1 million, while operating income decreased 13% to $20.5 million for the year.

Viracon, the segment's architectural glass fabrication unit, reported a net sales increase of 8%, while operating earnings decreased significantly in fiscal 2000 as compared to the prior year. The decrease in profitability was the result of a decrease in earnings at the Owatonna, Minnesota plant and start-up losses and slower than expected ramp-up at its Statesboro, Georgia facility. Operating earnings at the Owatonna plant were down compared to fiscal 1999 due to reduced operating rates and additional costs incurred to position the facility for improved production velocity.

The Harmon, Inc. business had a solid year. Net sales grew by 29%, while operating income rose by 75%. Continuing operating improvements and an emphasis toward higher-margin business helped the unit's profitability.

Wausau Window & Wall Systems, which manufactures commercial windows, had increased sales of 9% for the year. Operating income decreased for the facility compared to fiscal 1999.

Linetec, which provides painting and anodizing services, leveraged higher net sales into a significant operating income increase. This business also continued to benefit from improvements in its engineering capabilities.

Large-Scale Optical Technologies (LSO). LSO reported a net sales improvement for fiscal 2000 of 19% to $69.9 million while reporting a significant decrease in earnings as compared to the prior year.

Tru Vue, the segment's value-added art framing glass and matboard fabrication unit, posted a 9% improvement in sales, while earnings rose by 26%. These results reflect increased penetration of the unit's value-added products and increased capacity and efficiency due to the second quarter completion of a new production facility in Chicago.

Viratec, which applies optical-grade coatings to glass and other substrates, reported a net sales increase of 29%, while recording an operating loss. The operating loss was primarily due to Viratec's flat glass operation which encountered significant downtime with the start-up of its new vertical coater. The vertical coater became operational in the third quarter but continued to experience problems during the remainder of the year. Also, in mid-year, Viratec's San Diego CRT coating operation lost significant production time during a technology changeover to accommodate a new product.

Automotive Replacement Glass and Services (Auto Glass). During fiscal 2000 and 1999, Auto Glass operated auto glass businesses under the Harmon AutoGlass (Harmon), Harmon Solutions Group (Solutions), Glass Depot and Viracon/Curvlite brands. Due to an industry merger in 1997, Harmon became the second largest company in the auto glass repair and replacement industry. Fiscal 2000 net sales at Auto Glass remained flat as compared to fiscal 1999 net sales while operating income decreased significantly.

Net sales of the Auto Glass retail unit decreased slightly compared with those of fiscal 1999, although unit volume was flat. A significant operating loss was recorded due to increased competitive pricing pressures in the retail business and soft retail demand. Market data indicates that unit demand for replacement auto glass in the U.S. fell nominally in 1999. Same-location retail net sales decreased by 8%, while unit net sales were flat with last year. To respond to changing market conditions, the business was restructured during fiscal 2000 to reduce fixed cost overhead. In fiscal 2000, 17 retail auto facilities were closed. In addition, employee headcount was reduced at auto glass headquarters and to a lesser extent in the field workforce. In addition, retail coverage in closed store markets was being maintained by mobile vans and service centers operated from facilities shared with businesses outside of the Company. Unit sales trends for the AutoGlass retail unit continued to outpace the industry.

The segment's manufacturing operation, Viracon/Curvlite, fabricates auto glass for the replacement auto glass aftermarket. Viracon/Curvlite's net sales in fiscal 2000 decreased slightly. The unit's National Distribution Center, which offered other manufacturers' products as well as Viracon/Curvlite's products for both domestic and foreign vehicles, and the AutoGlass Express program, a delivery system to fill customer orders more quickly and completely, accounted for an increase in unit sales. This increase was offset by a decrease in unit sales for the broker program, resulting in a slight decrease in unit sales for fiscal 2000, compared to fiscal 1999. About 61% of Viracon/Curvlite's net sales were made to the Glass Depot unit in fiscal 2000.

At fiscal year-end, Auto Glass had 324 Harmon AutoGlass retail locations, 143 co-branded facilities and 77 Glass Depot distribution centers.

Discontinued Operations. In late fiscal 2000, Apogee's Board of Directors authorized the exit from the Company's interest in VIS'N Service Corporation (VIS'N), a non-auto glass focused, third-party administered claims processor. In addition, during fiscal 2000, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon, Ltd. In fiscal 1999, Apogee's Board of Directors authorized the divestiture of the detention/security and domestic curtainwall operations. On December 3, 1998, the segment executed the sale of its detention/security business, effective November 28, 1998. Combined with the fiscal 1998 exit from international curtainwall operations, these transactions effectively remove the Company from the large-scale construction business, in addition to the non-auto glass focused third-party administered claims processing business. Accordingly, these businesses are presented as discontinued operations in the accompanying financial statements.

Operating results from the businesses reported as discontinued operations improved significantly over fiscal 1999. For fiscal 2000, earnings from discontinued operations were $9.1 million after-tax compared to $5.0 in fiscal 1999.

Liquidity and Capital Resources
                                                         Year-ended
                                                   March 3,    February 26,
(In thousands, except percentages)                   2001          2000
------------------------------------------------------------------------------
Cash provided by operations                         $61,610      $43,836
Capital expenditures                                 14,823       44,025
Acquisition of businesses, net of cash acquired       3,602        1,983
Proceeds from dispositions of property               17,834       14,672
Payments on long-term debt, net                      60,703        1,844
Debt to invested capital                               37.6%        50.2%

 Net cash provided by operating activities. Cash provided by continuing operating activities was $61.6 million in fiscal 2001, an increase of $17.8 million compared to last year. The increase was due to improved cash flow generated by the operating companies during the year, primarily from improved results. The Company reduced working capital by $41.3 million during the year, primarily related to contribution of inventory to the PPG Auto Glass joint venture, but also due to continued focus on reducing working capital.

Net cash provided by investing activities. New capital investment in fiscal 2001 totaled $14.8 million, versus $44.0 million and $77.4 million in fiscal 2000 and 1999, respectively. This reduction is the result of focusing on the expenditures made in the prior years by completing the start-up at Viracon's Statesboro facility and of the vertical coater at Viratec's Faribault, Minnesota operation. In addition, in fiscal 2001, the LSO segment expanded its pre-framed art business by purchasing two high-end pre-framed art businesses. The aggregate purchase price for these businesses was $3.6 million, including goodwill of $2.9 million.

During fiscal 2001, the Company entered into a $16 million sale/leaseback associated with miscellaneous operating equipment. In Fiscal 2000, the Company entered into a $13.4 million sale/leaseback associated with miscellaneous operating equipment. The Company used the proceeds of these sale/leaseback transactions to reduce the Company's long-term floating rate debt and replaced it with eight-year fixed rate operating leases.

In fiscal 2002, the Company expects to incur capital expenditures as necessary to maintain existing facilities and information systems. Fiscal 2002 expenditures are expected to be approximately $25 million.

Net cash used in financing activities. In May 1998, the Company obtained a five-year, committed credit facility in the amount of $275 million. This credit facility requires Apogee to maintain minimum levels of net worth and certain financial ratios. The total commitment of the credit facility was reduced by the sales price, net of taxes, of the fiscal 1999 sale of the detention/security business, resulting in a committed credit facility of $253 million as of February 27, 1999. The total commitment of the credit facility was also reduced in April 2000, resulting in a committed credit facility of $200 million as of March 3, 2001. The Company's receivables, inventory, equipment and intangibles secure the credit facility. Based upon the Company's satisfaction of certain financial covenants during fiscal 2001, the Company has the right to cause this security interest to be released upon its request.

Long-term debt, including current installments of $0.3 million, stood at $104.5 million at March 3, 2001, down $60.0 million from a year earlier. The majority of the Company's long-term debt consisted of bank borrowings. During fiscal 2000, $7.7 million of variable rate industrial revenue bonds were issued and the resulting proceeds were loaned to the Company to finance a portion of the Company's capital projects in Statesboro and San Diego.

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

For fiscal 2002, the Company expects that outstanding borrowings will generally decline over the course of the year. The company believes that cash from operating activities and the available credit facility provide adequate liquidity for the next 12 months.

Shareholders' Equity
At March 3, 2001, Apogee's shareholders' equity stood at $148.3 million, up 8% from a year ago. Book value per share also rose to $5.33, up from $4.97 per share a year ago, as outstanding common shares increased only nominally during the year. Net earnings and the proceeds from the issuance of 118,000 shares of common stock under our stock-based compensation plans accounted for the increases, which were partly offset by dividends paid of $0.21 per share and the repurchase of 36,000 shares of common stock.

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

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. The aforementioned changes in interest rates affecting the Company's financial instruments would result in approximately a $400,000 impact to net earnings. As interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

The Company uses interest swaps to fix a portion of its variable rate borrowings from fluctuations in interest rates. As of March 3, 2001, the Company has interest swaps covering $35 million of variable rate debt. The net present liability associated with these swaps is $1.8 million at the end of fiscal 2001.

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

Given the Company's balanced foreign exchange position described above, a 10% adverse change in foreign exchange rates upon which these contracts are based would result in exchange losses from these contracts that would, in all material respects, be fully offset by exchange gains on the underlying net monetary exposures for which the contracts are designated as hedges. As of March 3, 2001, the Company did not have any forward contracts outstanding as the Company had no material foreign exchange exposure.

Impact of Inflation
Our financial statements are prepared on a historical cost basis, which does not completely account for the effects of inflation. However, since the cost of many of our inventories is determined using the last-in, first-out (LIFO) method of accounting, cost of sales, except for depreciation expense included therein, generally reflects current costs.

The cost of glass, one of our primary raw materials, was essentially flat compared with last year. We expect the cost of glass to increase slightly in fiscal 2002. While our construction and supply contracts are at fixed prices, the material components are usually based on firm quotes obtained from suppliers. Labor costs, including taxes and fringe benefits, rose in fiscal 2001 and a moderate increase also can be reasonably anticipated for fiscal 2002. Other costs are managed to minimize the inflationary pressures that exist in markets for goods and services that Apogee's business operations require.

Forward Looking Statements

This discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are "forward-looking statements," and are based on management's current expectations or beliefs of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, those noted below. There can be no assurances given that the ongoing reorganization and realignment of Harmon AutoGlass will lead to successful operating results now or in the future. Also, there can be no assurances that the ramp-ups of plant capacity will lead to successful operating results for those companies now or in the future. There can be no assurances that the closing of the Viratec San Diego facility will not result in an additional charge to earnings. There can be no assurances that PPG Auto Glass, Apogee's automotive replacement glass distribution joint venture with PPG Industries, will achieve favorable short-term or long-term operating results. In addition, in recent years, there has been excess capacity at the distribution level of the automotive replacement glass industry and margins have narrowed. There is no assurance PPG Auto Glass will achieve any anticipated efficiencies or be able to improve or maintain margins.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

The information required by this Item is contained in a separate section of this report. See "Index of Financial Statements and Schedules."

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

The reports of KPMG on the financial statements of the Company for its fiscal years ended February 27, 1999 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period through April 15, 1999, (i) there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement ("Disagreement") in connection with its reports and (ii) there were no reportable events ("Reportable Event"), as defined in Item 304 (a) (1) (v) of Regulations S-K of the Securities and Exchange Commission, with the exception of items related to internal control deficiencies of the Company's Asian construction operations, including inadequate project accounting and review procedures. The Company agreed with the characterization of said items as reportable events and undertook appropriate actions to remedy the internal control deficiencies.

The Company did not, during the Company's two most recent fiscal years prior to the auditor change and the subsequent interim period through April 15, 1999, consult with Arthur Andersen regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that Arthur Andersen concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any mater that was either the subject of a Disagreement with KPMG or a Reportable Event.

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

                                    PART III
                                    --------

ITEMS 10, 11, 12 and 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                         ---------------------------------------------------
                         EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN
                         -----------------------------------------------------
                         BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN
                         ---------------------------------------------
                         RELATIONSHIPS AND RELATED TRANSACTIONS.
                         ---------------------------------------

The information required by these Items, other than the information set forth in
Part I above in "Executive Officers of the Registrant," is included on pages 1 to 8 and 11 to 14 of the Proxy Statement for the Annual Meeting of Shareholders to be held June 19, 2001, which is incorporated herein by reference.


                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a) and (d) Financial Statements and Financial Statement Schedules -

         The consolidated financial statements and schedules of the Registrant listed in the accompanying "Index of Financial Statements and Schedules" together with the reports of Arthur Andersen LLP and KPMG LLP, independent auditors, are filed as part of this report.

(b) Reports on Form 8-K

         During the quarter ended March 3, 2001, the Company did not file any reports on Form 8-K.

(c) Exhibits -

         The information called for by this Item is contained in a separate section of this report. See "Exhibit Index."

                                 - SIGNATURES -


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Date:  May 18, 2001
                                       APOGEE ENTERPRISES, INC.


                                       By:   /s/ Russell Huffer
                                             ----------------------------------
                                             Russell Huffer
                                             Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  SIGNATURE                                           TITLE                                       DATE
----------------------------------------------------------------------------------------------------------------------
                                                     Chairman, President, CEO and Director
  /s/ Russell Huffer                                 (Principal Executive Officer)                May 18, 2001
------------------------------------------           -----------------------------------------    --------------------
  Russell Huffer


                                                      Executive VP & CFO (Principal
  /s/ Michael B. Clauer                               Financial and Accounting Officer)           May 18, 2001
------------------------------------------           -----------------------------------------    --------------------
  Michael B. Clauer


  /s/ Donald W. Goldfus                               Director                                    May 18, 2001
------------------------------------------           -----------------------------------------    --------------------
  Donald W. Goldfus


/s/ Harry A. Hammerly                                 Director                                    May 18, 2001
------------------------------------------           -----------------------------------------    --------------------
  Harry A. Hammerly


  /s/ Laurence J. Niederhofer                         Director                                    May 18, 2001
------------------------------------------           -----------------------------------------    --------------------
  Laurence J. Niederhofer


  /s/ James L. Martineau                              Director                                    May 18, 2001
------------------------------------------           -----------------------------------------    --------------------
  James L. Martineau


  /s/ Barbara B. Grogan                               Director                                    May 18, 2001
------------------------------------------           -----------------------------------------    --------------------
  Barbara B. Grogan

  SIGNATURE                                           TITLE                                       DATE
----------------------------------------------------------------------------------------------------------------------
  /s/ Stephen C. Mitchell                             Director                                    May 18, 2001
------------------------------------------           -----------------------------------------    --------------------
  Stephen C. Mitchell


  /s/ Bernard P. Aldrich                              Director                                    May 18, 2001
------------------------------------------           -----------------------------------------    --------------------
  Bernard P.  Aldrich


  /s/ J. Patrick Horner                               Director                                    May 18, 2001
------------------------------------------           -----------------------------------------    --------------------
  J. Patrick Horner


  /s/ Michael E. Shannon                              Director                                    May 18, 2001
------------------------------------------           -----------------------------------------    --------------------
  Michael E. Shannon


  /s/ Ray C. Richelson                                Director                                    May 18, 2001
------------------------------------------           -----------------------------------------    --------------------
  Ray C. Richelsen

                            Apogee Enterprises, Inc.
                                    Form 10-K
                           Items 8, 14 (a) and 14 (d)

                   Index of Financial Statements and Schedules




Financial Statements
    Independent Auditors' Reports..........................................F-2
    Consolidated Balance Sheets............................................F-4
    Consolidated Results of Operations.....................................F-5
    Consolidated Statements of Shareholders' Equity........................F-6
    Consolidated Statements of Cash Flows..................................F-7
    Notes to Consolidated Financial Statements.............................F-8

Financial Schedules
    Schedule II - Valuation and Qualifying Accounts.......................F-20

All other schedules are omitted because they are not required, or because the required information is included in the consolidated financial statements or noted thereto.

Report of Independent Public Accountants

To Apogee Enterprises, Inc.:

We have audited the accompanying consolidated balance sheet of Apogee Enterprises, Inc. (a Minnesota corporation) and subsidiaries as of March 3, 2001 and February 26, 2000, and the related consolidated results of operations, statements of shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries as of March 3, 2001 and February 26, 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.



Arthur Andersen LLP


Minneapolis, Minnesota,
April 2, 2001

Independent Auditor's Report



The Board of Directors and Shareholders
Apogee Enterprises, Inc.:

We have audited the fiscal 1999 consolidated financial statements of Apogee Enterprises, Inc. and subsidiaries as listed in the accompanying index. In connection with our audit of the fiscal 1999 consolidated financial statements, we also have audited the financial statement schedule for fiscal 1999 as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Apogee Enterprises, Inc. and subsidiaries for the year ended February 27, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the fiscal 1999 information set forth therein.


KPMG LLP


Minneapolis, Minnesota
April 12, 1999, except as to Note 11 which is as of February 14, 2000

CONSOLIDATED BALANCE SHEETS

                                                                            March 3,   February 26,
(In thousands)                                                                2001        2000
-----------------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                                $   4,689    $   7,192
  Receivables, net of allowance for doubtful accounts                        121,461      125,064
  Inventories                                                                 40,434       68,184
  Deferred income taxes                                                        4,854        8,435
  Other current assets                                                         3,753        5,547
-----------------------------------------------------------------------------------------------------
    Total current assets                                                     175,191      214,422
-----------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                           147,593      186,039
Marketable securities available for sale                                      24,451       24,951
Investments in affiliated companies                                           32,530          418
Intangible assets, at cost less accumulated
     amortization of $12,520 and $11,668, respectively                        50,145       50,549
Other assets                                                                   2,769        4,775
-----------------------------------------------------------------------------------------------------
         Total assets                                                      $ 432,679    $ 481,154
=====================================================================================================


Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                                         $  59,537    $  57,989
  Accrued expenses                                                            57,571       56,624
  Current liabilities of discontinued operations, net                          2,578        2,907
  Billings in excess of costs and earnings on uncompleted contracts           10,330        9,827
  Accrued income taxes                                                         7,093        7,868
  Current installments of long-term debt                                         328          182
-----------------------------------------------------------------------------------------------------
     Total current liabilities                                               137,437      135,397
-----------------------------------------------------------------------------------------------------

Long-term debt, less current installments                                    104,206      164,371
Other long-term liabilities                                                   24,466       25,248
Liabilities of discontinued operations, net                                   18,278       18,366

Commitments and contingent liabilities (Notes 6, 13 and 14)

Shareholders' equity
  Common stock of $0.33-1/3 par value; authorized 50,000,000 shares;
    issued and outstanding, 27,825,000 and 27,743,000, respectively            9,275        9,248
  Additional paid-in capital                                                  45,773       45,106
  Retained earnings                                                           93,543       84,608
  Unearned compensation                                                         (757)        (888)
  Net unrealized gain (loss) on marketable securities                            458         (302)
-----------------------------------------------------------------------------------------------------
    Total shareholders' equity                                               148,292      137,772
-----------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                             $ 432,679    $ 481,154
=====================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS


                                                       Year Ended        Year Ended           Year Ended
(In thousands, except per share data)                March 3, 2001    February 26, 2000    February 27, 1999
-------------------------------------------------------------------------------------------------------------
Net sales                                              $ 865,200         $ 840,488          $ 788,062
Cost of sales                                            686,203           673,253            617,647
-------------------------------------------------------------------------------------------------------------
     Gross profit                                        178,997           167,235            170,415
Selling, general and administrative expenses             147,103           147,817            127,063
-------------------------------------------------------------------------------------------------------------
     Operating income                                     31,894            19,418             43,352
Interest expense, net                                     11,122            10,359              9,494
Equity in income (loss) of affiliated companies            1,465            (2,817)            (1,424)
-------------------------------------------------------------------------------------------------------------
     Earnings from continuing operations before
       income taxes                                       22,237             6,242             32,434
Income taxes                                               8,876             3,171             12,189
-------------------------------------------------------------------------------------------------------------
        Earnings from continuing operations               13,361             3,071             20,245
Earnings from operations of
   Discontinued businesses, net of income taxes            1,641             9,104              4,988
-------------------------------------------------------------------------------------------------------------
     Net earnings                                      $  15,002         $  12,175          $  25,233
-------------------------------------------------------------------------------------------------------------
Earnings per share - basic
     Continuing operations                             $    0.48         $    0.11          $    0.73
     Discontinued operations                                0.06              0.33               0.18
-------------------------------------------------------------------------------------------------------------
     Net earnings                                      $    0.54         $    0.44          $    0.91
-------------------------------------------------------------------------------------------------------------
Earnings per share - diluted
     Continuing operations                             $    0.48         $    0.11          $    0.73
     Discontinued operations                                0.06              0.33               0.18
-------------------------------------------------------------------------------------------------------------
     Net earnings                                      $    0.54         $    0.44          $    0.91
-------------------------------------------------------------------------------------------------------------
Weighted average basic shares outstanding                 27,835            27,746             27,586
Weighted average diluted shares outstanding               27,898            27,794             27,762
-------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                   Net Unrealized
                                   Common                  Additional                               Gain (Loss) on
                                   Shares     Common        Paid-In       Retained    Unearned        Marketable     Comprehensive
(In thousands)                  Outstanding    Stock        Capital       Earnings   Compensation     Securities        Earnings
----------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 1998       27,453     $9,151        $38,983       $61,899      $(686)            $ 254
     Net earnings                                                          25,233                                      $ 25,233
     Unrealized loss on
       marketable securities,
       net of $93 tax benefit                                                                             (174)            (174)
                                                                                                                    -------------
     Comprehensive earnings                                                                                            $ 25,059
                                                                                                                    =============
     Unearned compensation                                                               (35)
     Common stock issued              306        102          2,994
     Common stock repurchased
       and retired                   (136)       (45)           (74)       (1,272)
     Cash dividends ($0.205
       per share)                                                          (5,666)
----------------------------------------------------------------------------------------------------------------------------------

Balance at February 27, 1999       27,623      9,208         41,903        80,194       (721)               80
     Net earnings                                                          12,175                                      $ 12,175
     Unrealized loss on
       marketable securities,
       net of $204 tax benefit                                                                            (382)            (382)
                                                                                                                    -------------
     Comprehensive earnings                                                                                            $ 11,793
                                                                                                                    =============
     Unearned compensation                                                              (167)
          Tax benefit associated
            with stock plans                                    803
     Common stock issued              309        103          2,678
     Common stock repurchased
       and retired                   (189)       (63)          (278)       (1,928)
     Cash dividends ($0.21
      per share)                                                           (5,833)
----------------------------------------------------------------------------------------------------------------------------------

Balance at February 26, 2000       27,743      9,248         45,106        84,608       (888)             (302)
     Net earnings                                                          15,002                                      $ 15,002
     Unrealized gain on
       marketable securities,
       net of $407 tax expense                                                                             760              760
                                                                                                                    -------------
     Comprehensive earnings                                                                                            $ 15,762
                                                                                                                    =============
     Unearned compensation                                                               131
          Tax benefit associated
            with stock plans                                    236

     Common stock issued              118         39            493
     Common stock repurchased
       and retired                    (36)       (12)           (62)         (233)
     Cash dividends ($0.21
      per share)                                                           (5,834)
-----------------------------------------------------------------------------------------------------------------
Balance at March 3, 2001           27,825     $9,275        $45,773       $93,543      $(757)            $ 458
=================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended         Year Ended        Year Ended
(In thousands)                                                          March 3, 2001   February 26, 2000  February 27, 1999
------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net earnings                                                               $15,002           $12,175            $25,233
Adjustments to reconcile net earnings to net cash provided by operating activities:
    Net earnings from discontinued operations                               (1,641)           (9,104)            (4,988)
    Depreciation and amortization                                           34,229            33,019             25,798
    Deferred income tax expense (benefit)                                    4,422            (3,319)             4,844
    Equity in (income) loss of affiliated companies                         (1,465)            2,817              1,424
    Net cash flow to discontinued operations                                (3,151)             (534)           (13,580)
    Other, net                                                               2,857               643               (349)
------------------------------------------------------------------------------------------------------------------------------
        Cash flow before changes in operating assets and liabilities        50,253            35,697             38,382
    Changes in operating assets and liabilities, net of effect of acquisitions and investment in joint venture:
      Receivables                                                            4,292            (6,828)           (17,115)
      Inventories                                                            5,394               637             (7,128)
      Other current assets                                                   1,682                30              1,295
      Accounts payable and accrued expenses                                    998            20,330              5,151
      Billings in excess of costs and earnings on uncompleted                  503            (1,795)             4,680
      contracts
      Refundable and accrued income taxes                                     (539)            2,004             26,972
      Other                                                                   (973)           (6,239)               778
------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                        61,610            43,836             53,015
------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Capital expenditures                                                       (14,823)          (44,025)           (77,392)
Proceeds from sales of property, plant and equipment                        17,834            14,672                310
Acquisition of businesses, net of cash acquired                             (3,602)           (1,983)              (380)
Purchases of marketable securities                                          (7,900)          (17,469)           (24,315)
Sales/maturities of marketable securities                                    9,570            19,169             15,515
Investment in and advances to affiliated companies                          (3,083)           (2,665)            (1,285)
Dividends from affiliated companies                                          1,247               --                 --
Net cash flow from discontinued operations                                   4,375             2,000             22,500
Other, net                                                                    (856)             (162)               (62)
------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) investing activities               2,762           (30,463)           (65,109)
------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Payments on long-term debt                                                 (60,703)           (9,494)            (1,446)
Proceeds from issuance of long-term debt                                       --              7,650             14,197
Increase in deferred debt expense                                             (563)             (334)            (3,107)
Proceeds from issuance of common stock                                         532             2,781              3,096
Repurchase and retirement of common stock                                     (307)           (2,269)            (1,515)
Dividends paid                                                              (5,834)           (5,833)            (5,666)
------------------------------------------------------------------------------------------------------------------------------
           Net cash (used in) provided by financing activities             (66,875)           (7,499)             5,559
------------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                            (2,503)            5,874             (6,535)
Cash and cash equivalents at beginning of year                               7,192             1,318              7,853
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                  $  4,689          $  7,192            $ 1,318
==============================================================================================================================

Supplemental schedule of non-cash investing activities:
Net assets contributed to PPG Auto Glass, LLC (see Note 5)                $ 30,359          $   --              $   --
==============================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1 Summary of Significant Accounting Policies and Related Data

Basis of Consolidation. The consolidated financial statements include the accounts of Apogee and all majority-owned subsidiaries (the Company). As explained in Note 11, the Company's curtainwall contracting and detention/security contracting businesses are reported as discontinued operations, along with the Company's interest in VIS'N Service Corporation. The equity method is used to account for the Company's joint ventures. Intercompany transactions have been eliminated in consolidation. Certain amounts from prior-years' financial statements have been reclassified to conform with this year's presentation.

Cash and Cash Equivalents. Investments with an original maturity of three months or less are included in cash and cash equivalents.

Inventories. Inventories, which consist primarily of purchased glass and aluminum, are valued at the lower of cost or market. Approximately 93% of the inventories are valued by use of the last-in, first-out (LIFO) method, which does not exceed market. If the first-in, first-out (FIFO) method had been used, inventories would have been $3,135,000 and $3,127,000 higher than reported at March 3, 2001, and February 26, 2000, respectively.

Property, Plant and Equipment. Property, plant and equipment are carried at cost. Significant improvements and renewals are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is computed on a straight-line basis, based on estimated useful lives of 20 to 40 years for buildings and 2 to 15 years for equipment.

Intangible Assets and Amortization. Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (goodwill) and are amortized on a straight-line basis, primarily over 40 years. Amortization expense amounted to $2,370,000, $2,287,000 and $2,060,000 in 2001, 2000 and
1999, respectively.

Long-Lived Assets. The carrying value of long-lived assets such as property, plant and equipment and intangible assets is reviewed when circumstances suggest that the assets have been impaired. If this review indicates that the long-lived assets will not be recoverable based on the estimated undiscounted cash flows over the remaining amortization period, the carrying value of such assets must be reduced to estimated fair value. The Company has assets at a net book value of $14 million associated with a portion of an Enterprise Resource Planning
(ERP) project, the majority of which is in service and is being amortized. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, the Company will continue to monitor the viability of this investment.

Insurance Subsidiary. Prism Assurance, Inc. (Prism) is a wholly owned insurance subsidiary that insures the Company's workers' compensation, general liability and automobile liability risks. Prism invests in fixed maturity investments which are classified as "available for sale" and are carried at market value as prescribed by SFAS No. 115. Reserve requirements are established based on actuarial projections of ultimate losses. Apogee also has accruals for losses incurred prior to Prism's formation (1996). Losses estimated to be paid within 12 months are classified as accrued expenses, while losses expected to be payable in later periods are included in other long-term liabilities.

Revenue Recognition. The Company recognizes revenue from construction contracts on a percentage-of-completion basis, measured by the percentage of costs incurred to date to estimated total costs for each contract. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in sales only when they have been approved by customers. Revenue from the sale of products or services provided and the related cost of sales are recorded upon shipment or as services are rendered.

Income Taxes. The Company accounts for income taxes as prescribed by SFAS No. 109, which requires use of the asset and liability method. This method recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial and tax reporting.

Foreign Operations. The financial statements of foreign operations have been translated to U.S. dollars, using the rules of SFAS No. 52. Balance sheet accounts are stated in U.S. dollars, generally at the year-end exchange rate. Results of operations are translated at average exchange rates for the respective period.

     The Company may periodically enter into forward currency exchange contracts to manage specific foreign currency exposures related to foreign construction contracts, receivables and bank borrowings denominated in foreign currencies. As of March 3, 2001, there were no forward contracts outstanding as the Company had no material foreign currency exchange exposure. Gains and losses on forward contracts related to receivables are recognized currently, while gains and losses related to construction projects are deferred and accounted for as a part of the related transaction.

Accounting Period. Apogee's fiscal year ends on the Saturday closest to February
28. Fiscal year 2001 consisted of fifty-three weeks, while fiscal 2000 and 1999 each consisted of fifty-two weeks.

Accounting Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Amounts subject to significant estimates and assumptions include, but are not limited to, insurance reserves, reserves related to discontinued operations, and net sales recognition for construction contracts, including the status of outstanding disputes and claims. Actual results could differ from those estimates.

New Accounting Standards. The Financial Accounting Standards Board (FASB) issued SFAS No. 133 regarding accounting for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138, establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet either as an asset or liability measured at fair value. SFAS No. 133 requires changes in the derivative's fair value to be recognized in earnings or, for derivatives that hedge market risk related to future cash flows, in accumulated other comprehensive income, unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 on March 4, 2001, which resulted in the Company recording the fair value of the interest rate swaps described in Note 6 as a liability with an offsetting adjustment to other comprehensive earnings.

     2 Working Capital

Receivables
(In thousands)                              2001        2000
--------------------------------------------------------------
Trade accounts                          $ 102,171   $ 110,704
Construction contracts                     16,819      15,550
Contract retainage                          6,334       5,212
Other receivables                           5,079       4,138
--------------------------------------------------------------
Total receivables                         130,403     135,604
Less allowance for doubtful accounts       (8,942)    (10,540)
--------------------------------------------------------------
  Net receivables                       $ 121,461   $ 125,064
--------------------------------------------------------------

     The Company provides products and services to the commercial and institutional new construction and remodeling markets, the automotive replacement glass market and selected consumer markets. There is no concentration of credit risk due to the diversity of the markets, channels of distribution, and the geographic location of customers. Allowances are maintained for potential credit losses and such losses have been within management's expectations.

Inventories
(In thousands)                            2001      2000
----------------------------------------------------------
Raw materials                           $20,124   $18,966
Work-in-process                           6,259     4,995
Finished goods                           12,406    43,439
Costs and earnings in excess of
   Billings on uncompleted contracts      1,645       784
----------------------------------------------------------
     Total inventories                  $40,434   $68,184
----------------------------------------------------------


Accrued Expenses
 (In thousands)                           2001      2000
----------------------------------------------------------
Payroll and related benefits            $24,077   $21,770
Insurance                                 9,928    10,529
Taxes, other than income taxes            3,927     4,802
Pension                                   4,777     4,685
Interest                                  1,048       630
Other                                    13,814    14,208
----------------------------------------------------------
     Total accrued expenses             $57,571   $56,624
----------------------------------------------------------

     3 Property, Plant and Equipment

(In thousands)                                   2001         2000
-------------------------------------------------------------------
Land                                        $   5,408    $   3,964
Buildings and improvements                     89,787       91,042
Machinery and equipment                       139,290      153,186
Office equipment and furniture                 60,627       63,472
Construction-in-progress                        8,656       22,684
-------------------------------------------------------------------
Total property, plant and equipment           303,768      334,348
Less accumulated depreciation                (156,175)    (148,309)
-------------------------------------------------------------------
     Net property, plant and equipment      $ 147,593    $ 186,039
-------------------------------------------------------------------

     Depreciation expense was $31,859,000, $30,732,000 and $23,738,000 in 2001,
2000 and 1999, respectively.

     4 Marketable Securities

     Prism invests in fixed maturity investments classified as "available for sale" and carried at market value as prescribed by SFAS No. 115. Unrealized gains and losses are reported in a separate component of shareholders' equity, net of income taxes, until the investments are sold. The amortized cost, gross unrealized gains and losses and estimated fair values of investments available for sale at March 3, 2001 and February 26, 2000 are as follows:

                                      Gross         Gross      Estimated
                     Amortized   Unrealized    Unrealized         Market
(in thousands)            Cost        Gains        Losses          Value
-------------------------------------------------------------------------
March 3, 2001
U.S. Treasury Notes   $  3,464         $ 82        $  --        $ 3,546
Municipal bonds         20,282          675          (52)         20,905
-------------------------------------------------------------------------
Total investments     $ 23,746         $757        $ (52)       $ 24,451
-------------------------------------------------------------------------

February 26, 2000
U.S. Treasury Notes   $  5,466         $ --        $(248)       $  5,218
Municipal bonds         19,947           40         (254)         19,733
-------------------------------------------------------------------------
Total investments     $ 25,413         $ 40        $(502)       $ 24,951
-------------------------------------------------------------------------

     The amortized cost and estimated fair values of investments at March 3, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized           Estimated
(in thousands)                                      Cost        Market Value
-----------------------------------------------------------------------------
Due within one year                              $ 1,507             $ 1,514
Due after one year through five years             10,694              10,915
Due after five years through ten years             3,784               4,004
Due after ten years through fifteen years          2,636               2,756
Due beyond fifteen years                           5,125               5,262
-----------------------------------------------------------------------------
Total                                            $23,746             $24,451
-----------------------------------------------------------------------------

     Gross realized gains of $30,000, $15,000 and $120,000 and gross realized losses of $94,000, $536,000 and $0 were recognized in fiscal 2001, 2000 and 1999, respectively, and are included in interest expense, net in the accompanying Consolidated Results of Operations.

     5 Investments


     The Company has acquired through joint venture, investments that are accounted for by the equity method. The nature and extent of these investments change over time.

     On July 29, 2000, the Company and PPG Industries combined their U.S. automotive replacement glass distribution businesses in a new entity, PPG Auto Glass, LLC (PPG Auto Glass) of which the Company has a 34 percent interest. On March 3, 2001, the Company's investment in PPG Auto Glass was $32.2 million, of which $7.6 million represents the unamortized excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed. This excess is being amortized over a life of 20 years.

     The Company's investment in TerraSun LLC relates to a research and development joint venture of which the Company has a 50 percent interest.


     6 Long-Term Debt

(In thousands)                                2001         2000
-----------------------------------------------------------------
Borrowings under revolving credit
     agreement, interest ranging from
     6.38% to 8.38%                        $ 96,000     $156,500
Other                                         8,534        8,053
Total long-term debt                        104,534      164,553
Less current installments                      (328)        (182)
-----------------------------------------------------------------
     Net long-term debt                    $104,206     $164,371
-----------------------------------------------------------------

     Long-term debt maturities are as follows:

Fiscal Year                         (In thousands)
------------------------------------------------------
2002                                    $    328
2003                                         328
2004                                      96,228
2005                                          --
2006                                          --
Thereafter                                 7,650
------------------------------------------------------
     Total                              $104,534
------------------------------------------------------

In May 1998, the Company obtained a five-year, committed, secured credit facility in the amount of $275 million. This credit facility requires the Company to maintain minimum levels of net worth and certain financial ratios. The total commitment of the credit facility was reduced by the sales price, net of taxes, of the sale of the detention/security business, resulting in a committed credit facility of $253 million as of February 26, 2000. The total commitment of the credit facility was again reduced in April 2000, resulting in a committed credit facility of $200 million as of March 3, 2001. The majority of the borrowings under the credit facility are made at a rate equal to three-month LIBOR (London Interbank Offered Rate) plus an applicable margin. The applicable margin is calculated based upon the Company's financial ratios. At March 3, 2001, the applicable margin was 1.5%. The Company's receivables, inventory, equipment and intangibles secure the credit facility. Based upon the Company's satisfaction of certain financial covenants during fiscal 2001, the Company has the right to cause this security interest to be released upon its request. At March 3, 2001, the Company was in compliance with all of the financial covenants of the credit facility.

     Selected information related to bank borrowings is as follows:

(In thousands, except percentages)                       2001         2000
---------------------------------------------------------------------------
Average daily borrowings during the year             $136,284     $174,869
Maximum borrowings outstanding during the year        156,800      195,300
Weighted average interest rate during the year           8.1%         6.9%
---------------------------------------------------------------------------

     In 2000, the Company entered into an interest rate swap agreement that effectively converted $10 million of variable rate borrowings into a fixed rate obligation. Under this agreement, which expires in 2003, the Company receives payments at variable rates while making payments at a fixed rate of 7.21%. In 1999, the Company entered into an interest rate swap agreement that effectively converted $25 million of variable rate borrowings into a fixed rate obligation. Under this agreement, which expires in 2004, the Company receives payments at variable rates while making payments at a fixed rate of 7.125%. The net interest paid or received associated with these agreements is included in interest expense. The net present liability associated with these interest rate swap agreements was $1.8 million and $198,000 at March 3, 2001 and February 26, 2000, respectively.

     7 Interest, Net

(In thousands)                        2001        2000         1999
--------------------------------------------------------------------
Interest on debt                  $ 12,610     $11,939      $10,898
Other interest expense                 420         636          619
--------------------------------------------------------------------
Total interest expense              13,030      12,575       11,517
Less interest income                (1,908)     (2,216)      (2,023)
--------------------------------------------------------------------
  Interest expense, net           $ 11,122     $10,359      $ 9,494
--------------------------------------------------------------------

Interest payments, including interest expense allocated to discontinued operations, were $12,262,000, $12,477,000 and $12,067,000 in 2001, 2000 and
1999, respectively.

     8 Employee Benefit Plans

     The Company maintains a qualified defined contribution pension plan that covers substantially all full-time, non-union employees. Contributions to the plan are based on a percentage of employees' base earnings. Deposits of the pension costs with the trustee are made annually. All pension costs were fully funded or accrued as of year-end. Contributions to the plan were $4,734,000, $4,920,000 and $4,209,000 in 2001, 2000 and 1999, respectively.

     The Company also maintains a 401(k) savings plan, which allows employees to contribute 1% to 13% of their compensation. Apogee matches 30% of the first 6% of the employee contributions. Contributions to the plan were $1,967,000, $2,098,000 and $2,009,000 in 2001, 2000 and 1999, respectively.

     9 Shareholders' Equity and Stock Option Plans

     A class of 200,000 shares of junior preferred stock with a par value of $1.00 is authorized, but unissued.

     The Company has a Shareholders' Rights Plan, under which each share of outstanding common stock has an associated preferred share purchase right. The rights are exercisable only under certain circumstances, including the acquisition by a person or group of 10% of the outstanding shares of the Company's common stock. Upon exercise, the rights would allow holders of such rights to purchase common stock of Apogee or an acquiring company at a discounted price, which generally would be 50% of the respective stock's current fair market value.

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

     The 1987 Partnership Plan, a plan designed to increase the ownership of Apogee stock by key employees, allows participants selected by the Compensation Committee of the Board of Directors to use earned incentive compensation to purchase Apogee common stock. The purchased stock is then matched by an equal award of restricted stock, which vests over a predetermined period. Common shares of 3,200,000 are authorized for issuance under the Plan. As of March 3, 2001, 2,514,000 shares have been issued or committed under the Plan. The Company expensed $1,814,000, $786,000 and $1,926,000 in conjunction with the Partnership Plan in 2001, 2000 and 1999, respectively.

   A summary of option transactions under the Plans for 2001, 2000 and 1999 follows:

                                               Options Outstanding
-------------------------------------------------------------------------------
                                   Number of       Average      Option Price
                                     Shares    Exercise Price      Range
-------------------------------------------------------------------------------
Balances, February 28, 1998         1,484,000     $ 12.53      $  4.48 - $25.00
Options granted                       443,000       13.94        10.63 -  15.25
Options exercised                    (160,946)       6.92         5.88 -   8.69
Options canceled                     (184,540)      14.33         5.88 -  16.75
-------------------------------------------------------------------------------
Balances, February 27, 1999         1,581,514       13.27         4.48 -  25.00
Options granted                       453,500       11.28         6.75 -  13.44
Options exercised                    (136,704)       6.66         6.50 -   8.69
Options canceled                     (238,875)      14.11         6.50 -  16.75
-------------------------------------------------------------------------------
Balances, February 26,2000          1,659,435       13.15         4.48 -  25.00
Options granted                       728,100        4.80         3.75 -   5.81
Options exercised                      (1,250)       4.19         4.19 -   4.19
Options canceled                     (274,507)      10.28         3.97 -  17.75
-------------------------------------------------------------------------------
Balances, March 3, 2001             2,111,778     $ 10.67       $ 3.75 - $25.00
-------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding and exercisable at March 3, 2001:

                           Options Outstanding                Options Exercisable
                ----------------------------------------  --------------------------
   Range of                    Remaining    Weighted-                    Weighted-
   Exercise       Number      Contractual    Average        Number        Average
    Prices      Outstanding       Life    Exercise Price  Exercisable  Exercise Price
------------------------------------------------------------------------------------
$ 3.75- $ 5.00     563,370      8.9 years   $ 4.69           54,970       $ 4.04
  5.01-  12.50     647,288      6.9 years     9.62          322,424         9.50
 12.51-  25.00     901,120      5.7 years    15.16          740,520        15.25
------------------------------------------------------------------------------------
                 2,111,778      6.9 years   $10.67        1,117,914       $13.04
------------------------------------------------------------------------------------


     In accordance with the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, no compensation cost has been recognized with respect to the Plans. Had compensation cost for the Plans been determined based on the fair value of the awards, the Company's net earnings
(loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share data)  2001        2000         1999
----------------------------------------------------------------------
As reported:
Net earnings
   Continuing operations             $13,361     $ 3,071      $20,245
   Discontinued operations             1,641       9,104        4,988
----------------------------------------------------------------------
                                     $15,002     $12,175      $25,233
----------------------------------------------------------------------
Earnings per share - diluted
   Continuing operations             $  0.48     $  0.11      $  0.73
   Discontinued operations              0.06        0.33         0.18
----------------------------------------------------------------------
                                     $  0.54     $  0.44      $  0.91
----------------------------------------------------------------------
Pro forma:
Net earnings (loss)
   Continuing operations             $10,045     $  (250)     $17,477
   Discontinued operations             1,641       9,104        4,988
----------------------------------------------------------------------
                                     $11,686     $ 8,854      $22,465
----------------------------------------------------------------------
Earnings (loss) per share-diluted
   Continuing operations             $  0.35     $ (0.01)     $  0.63
   Discontinued operations              0.06        0.32         0.18
----------------------------------------------------------------------
                                     $  0.41     $  0.32      $  0.81
----------------------------------------------------------------------

     The above pro forma amounts may not be representative of the effects on reported net earnings (loss) for future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999:

                                        2001      2000       1999
------------------------------------------------------------------
Dividend yield                          4.4%      1.8%       1.5%
Expected volatility                    60.5%     62.4%      38.0%
Risk-free interest rate                 7.5%      4.8%       6.0%
Expected lives                      10 years  10 years   10 years
------------------------------------------------------------------

     10 Income Taxes

     The components of income tax expense (benefit) related to continuing operations for each of the last three fiscal years are as follows:

(In thousands)                         2001       2000        1999
---------------------------------------------------------------------
Current:
Federal                              $ 3,642     $ 6,229     $ 8,267
State and local                          402         466       1,175
---------------------------------------------------------------------
     Total current                   $ 4,044     $ 6,695     $ 9,442
---------------------------------------------------------------------

Deferred:
Federal                              $ 4,282    $(3,453)     $ 2,414
State and local                          550        (71)         333
---------------------------------------------------------------------
     Total deferred                  $ 4,832    $(3,524)     $ 2,747
---------------------------------------------------------------------

---------------------------------------------------------------------
Total income tax expense             $ 8,876     $ 3,171     $12,189
---------------------------------------------------------------------

     Income tax payments, net of refunds, were $4,463,000, $8,508,000, and $2,090,000 in 2001, 2000, and 1999, respectively.

     The differences between statutory federal tax rates and consolidated effective tax rates are as follows:

                                       2001      2000       1999
--------------------------------------------------------------------
Statutory federal tax rate              35.0%     35.0%     35.0%
State and local income taxes, net        2.8       4.1
     of federal tax benefit                                  3.0
Tax credits                             (3.3)     (2.0)     (1.5)
Foreign sales corporation               (0.8)     (7.3)     (1.1)
Goodwill amortization                   1.8       6.4        1.0
Meals and entertainment                 1.3       5.5        1.2
Other, net (including changes in
     tax reserves and tax-exempt
     interest)                           3.1       9.1       0.0
--------------------------------------------------------------------
Consolidated effective tax rate         39.9%     50.8%     37.6%
--------------------------------------------------------------------

     Tax benefits for deductions associated with the 1987 Stock Option Plan and the 1987 Partnership Plan amounted to $236,000, $803,000 and $0 in 2001, 2000, and 1999, respectively. These benefits were added directly to additional paid-in capital and were not reflected in the determination of income tax expense.

     Deferred tax assets and deferred tax liabilities at March 3, 2001 and February 26, 2000 are as follows:

                                        2001                     2000
                              ------------------------  ----------------------
(In thousands)                 Current      Noncurrent   Current      Noncurrent
--------------------------------------------------------------------------------
Accounts receivable           $   3,457    $    (183)   $   3,628    $     (369)
Accrued insurance                   ---        3,205          ---        2,837
Deferred compensation                37        6,208           37        7,837
Restructuring reserve               ---          ---        2,910          ---
Inventory                           559           10        1,377          201
Depreciation                        ---       (2,816)         143       (6,156)
Employee benefit plans             (372)         ---       (1,899)         ---
Other                             1,173       (4,817)       2,239       (1,492)
--------------------------------------------------------------------------------
Deferred tax assets           $   4,854    $   1,607    $   8,435    $   2,858
--------------------------------------------------------------------------------

     11 Discontinued Operations

     During fiscal 2001, the Company completed the sale of substantially all of the assets of VIS'N Service Corporation (VIS'N), a non-auto glass focused, third-party administered claims processor, in two separate transactions. In fiscal 2000, Apogee's Board of Directors authorized the exit from the Company's interest in VIS'N. In fiscal 2000, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon, Ltd. In fiscal 1999, Apogee's Board of Directors authorized the divestiture of the detention/security operations and the Company executed the sale the business. Combined with the fiscal 1998 exit from international curtainwall operations, these transactions effectively remove the Company from the large-scale construction business and the third party administered claims processing business. Accordingly, these businesses are presented as discontinued operations in the consolidated financial statements and notes. Prior periods have been restated.

(In thousands)                             2001         2000           1999
------------------------------------------------------------------------------
Earnings from Operations
of Discontinued Businesses
Net sales                                 $ 2,750     $ 28,331      $ 168,739
Earnings before income
   Taxes and minority interest*             2,525        9,821          7,590
Income tax expense                            884          717          2,837
Minority interest                              --           --           (235)
Earnings from operations,
   Net of income taxes                    $ 1,641     $  9,104       $  4,988
------------------------------------------------------------------------------
* Includes net interest expense allocations (based on the ratio of net operating assets of discontinued operations to consolidated net assets) of $0, $111,000 and $444,000 for 2001, 2000 and 1999, respectively.

     The 2000 effective income tax rate of 7.3% on discontinued operations was due to a decrease in the valuation allowance resulting from the utilization of certain tax assets that were previously reserved for.

(In thousands)                                         2001          2000
-----------------------------------------------------------------------------
Net Liabilities of Discontinued Operations
Current assets                                       $     629     $   3,983
Property, plant and equipment, net                          --           782
Other assets                                                --         3,248
Accrued liabilities                                    (21,485)      (29,286)
-----------------------------------------------------------------------------
Net liabilities of discontinued operations           $ (20,856)    $ (21,273)
Less net current liabilities of discontinued
     operations                                          2,578         2,907
-----------------------------------------------------------------------------
Net long term liabilities of discontinued
     operations                                      $ (18,278)    $ (18,366)
-----------------------------------------------------------------------------

     In fiscal 1998, the Company recorded pre-tax charges of $96.1 million related to the international curtainwall operations. The charges included an amount for the estimated loss on disputed construction contracts in Europe, including the accrual of certain penalty amounts, and a provision for the accrual of legal and related costs associated with the resolution of legal proceedings related to organizational changes in the majority-owned European curtainwall unit. The charges also included amounts for severance and termination benefits for employees in France, Asia and the U.S., the write-down of property and equipment and other long-term assets to their estimated net salable value and other items such as lease termination costs. The charges also reflected the estimated costs associated with exiting the European operations, including the completion of certain remaining projects. In March 1998, the five operating companies comprising the European curtainwall operations filed for bankruptcy or commenced liquidation, effectively relinquishing control over those entities.

     At March 3, 2001, accruals totaling $20.9 million represented the remaining estimated future cash outflows associated with the exit from discontinued operations. The majority of these cash expenditures are expected to be made within the next two to three years. The primary components of the accrual relate to the completion of certain construction projects, costs to exit VIS'N, legal costs and other costs associated with the proceedings noted above.

     12 Acquisitions

     In fiscal 2001, the Large-Scale Optical Technologies segment expanded its pre-framed art business by purchasing two high-end pre-framed art companies. The purchase price of these businesses was $3.6 million, including $2.9 million of goodwill.

     In fiscal 2000, the Auto Glass segment purchased the assets of one distribution center. The purchase price of the acquisition was $2.0 million, including $596,000 recorded as goodwill.

     During fiscal 1999, the Auto Glass segment purchased an 80% interest in an insurance claims and policy processing outsource company (VIS'N). The aggregate purchase price of the acquisition was $2.8 million. Goodwill of $3.4 million was recorded and liabilities of $1.4 million were assumed.

     Unless noted, no liabilities were assumed in the above transactions. All of the above transactions were accounted for by the purchase method. Accordingly, the consolidated financial statements include the net assets and results of operations from the dates of acquisition.

     13 Leases

     As of March 3, 2001, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

Fiscal Year                               (In thousands)
--------------------------------------------------------
2002                                            $12,747
2003                                             11,193
2004                                             10,145
2005                                              8,678
2006                                              6,116
Thereafter                                       10,379
--------------------------------------------------------
     Total minimum payments                     $59,258
--------------------------------------------------------

     Total rental expense was $21.8 million, $23.8 million and $24.5 million in 2001, 2000 and 1999, respectively.

     During fiscal 2001 and 2000, the Company entered into agreements for the sale and leaseback of certain production equipment. The sale price of the equipment was $16.0 million and $13.4 million, respectively. The Company has a purchase option at projected future fair market value under the agreements. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases.

     A gain of $9.7 million has been deferred and is being recognized over the lease term. The unamortized portion of the deferred gain of $8.7 million is included in the balance sheet captions accrued expenses and other long-term liabilities. The average annual lease payment over the life of the lease is $4.5 million.

     14 Commitments and Contingent Liabilities

     At March 3, 2001, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of March 3, 2001 was approximately $16.4 million.

     The Company has entered into a number of noncompete agreements, largely associated with acquisitons. As of March 3, 2001, future payment of $4.0 million were committed under such agreements.

     The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction industry, the Company's construction businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages. Although it is impossible to predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

     15 Earnings Per Share

     The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

(In thousands)                           2001       2000       1999
---------------------------------------------------------------------
Basic earnings per share -
     Weighted common shares
     Outstanding                        27,835     27,746     27,586
Weighted common shares assumed
     Upon exercise of stock options         63         48        176
---------------------------------------------------------------------
Diluted earnings per share -
     Weighted common shares and
     Potential common shares
     Outstanding                        27,898     27,794     27,762
---------------------------------------------------------------------

     16 Quarterly Data (Unaudited)

                                                                 Quarter
                                               ----------------------------------------------
(In thousands, except per share data)           First       Second       Third       Fourth
----------------------------------------------------------------------------------------------
Fiscal 2001
Net sales                                       $237,253    $236,364      $197,291   $194,292
Gross profit                                      47,914      47,056        41,322     42,705
Earnings from continuing operations                2,020       4,200         2,962      4,179
Earnings  from discontinued operations                ---        ---           ---      1,641
Net earnings                                       2,020       4,200         2,962      5,820
Earnings  per share - basic
     From continuing operations                     0.07        0.15          0.11       0.15
     From discontinued operations                   0.00        0.00          0.00       0.06
     Net earnings                                   0.07        0.15          0.11       0.21
Earnings  per share - diluted
     From continuing operations                     0.07        0.15          0.11       0.15
     From discontinued operations                   0.00        0.00          0.00       0.06
     Net earnings                                   0.07        0.15          0.11       0.21
----------------------------------------------------------------------------------------------
Fiscal 2000
Net sales                                       $209,663    $216,962      $201,127   $212,736
Gross profit                                      47,063      45,493        30,609     44,071
Earnings (loss) from continuing operations         4,787       5,309        (4,982)    (2,043)
Earnings (loss) from discontinued operations        (217)      8,732         2,004     (1,415)
Net earnings (loss)                                4,570      14,041        (2,978)    (3,458)
Earnings (loss) per share - basic
     From continuing operations                     0.17        0.19         (0.18)     (0.07)
     From discontinued operations                  (0.01)       0.31          0.07      (0.05)
     Net earnings (loss)                            0.17        0.51         (0.11)     (0.12)
Earnings (loss) per share - diluted
     From continuing operations                     0.17        0.19         (0.18)     (0.07)
     From discontinued operations                  (0.01)       0.31          0.07      (0.05)
     Net earnings (loss)                            0.16        0.50         (0.11)     (0.12)
----------------------------------------------------------------------------------------------

     17 Business Segments Data

     During fiscal 2001, the Company realigned its reporting segments to match the markets they serve in order to underscore the Company's growth potential and to reflect its changing business mix and focus. The segments are Architectural Products and Services (Architectural), Large-scale Optical Technologies (LSO) and Automotive Replacement Glass and Services (Auto Glass). The Architectural segment designs, engineers, fabricates and installs the walls of glass and windows comprising the outside skin of commercial and institutional buildings. The LSO segment develops and produces high technology glass that enhances the visual performance of products for the display, imaging and picture framing industries. The Auto Glass segment fabricates, repairs and replaces automobile windshields and windows. Prior periods have been restated to reflect these new segments.

(In thousands)                            2001       2000       1999
------------------------------------------------------------------------
Net Sales
Architectural                          $ 441,466  $ 394,104  $ 349,968
Large-scale optical                       90,768     69,934     58,669
Auto glass                               333,311    377,499    380,524
Intersegment elimination                    (345)    (1,049)    (1,099)
------------------------------------------------------------------------
     Total                             $ 865,200  $ 840,488  $ 788,062
------------------------------------------------------------------------

Operating Income
Architectural                          $  27,393  $  20,513  $  23,501
Large-scale optical                        4,571       (540)     2,477
Auto glass                                 1,429        184     18,399

Corporate and other                       (1,499)      (739)    (1,025)
------------------------------------------------------------------------
        Total                          $  31,894  $  19,418  $  43,352
------------------------------------------------------------------------

Identifiable Assets
Architectural                          $ 225,668  $ 226,929  $ 201,356
Large-scale optical                       68,489     77,538     64,858
Auto glass                                96,595    123,040    134,564
Corporate and other                       41,927     53,647     65,611
------------------------------------------------------------------------
       Total                           $ 432,679  $ 481,154  $ 466,389
------------------------------------------------------------------------

Capital Expenditures
Architectural                          $   6,257  $  23,382  $  54,384
Large-scale optical                        2,677     17,254     16,057
Auto glass                                 5,922      3,918      5,359
Corporate and other                          (33)      (529)     1,592
------------------------------------------------------------------------
       Total                           $  14,823  $  44,025  $  77,392
------------------------------------------------------------------------

Depreciation and Amortization
Architectural                          $  16,111  $  15,693  $  10,081
Large-scale optical                        5,916      5,354      4,260
Auto glass                                11,873     10,615     10,734
Corporate and other                          329      1,357        723
------------------------------------------------------------------------
       Total                           $  34,229  $  33,019  $  25,798
------------------------------------------------------------------------

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

                                                                     SCHEDULE II
                                                                     -----------

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

                       Valuation and Quantifying Accounts
                                 (In thousands)

                                     Balance at         Charged to         Deductions       Balance at
                                    beginning of        costs and        from reserves        end of
                                       period            expenses             (1)              period
                                    --------------    ---------------    ---------------   --------------
For the year ended March 3, 2001:
  Allowance for
  doubtful receivables                 $10,540            $1,638             $3,236           $ 8,942
                                    ==============    ===============    ===============   ==============
  Inventory reserves                   $ 5,178            $5,857             $8,942           $ 2,093
                                    ==============    ===============    ===============   ==============

For the year ended February 26, 2000:
  Allowance for
  doubtful receivables                 $7,161             $7,656             $4,277           $10,540
                                    ==============    ===============    ===============   ==============
  Inventory reserves                   $5,112             $ 336              $  270           $ 5,178
                                    ==============    ===============    ===============   ==============

For the year ended February 27, 1999:
  Allowance for
  doubtful receivables                 $5,372             $1,408             $(381)           $7,161
                                    ==============    ===============    ===============   ==============
  Inventory reserves                   $4,281             $1,031              $200            $5,112
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

Exhibit (10B)* Amended and Restated 1987 Apogee Enterprises, Inc. Partnership
               Plan. Incorporated by reference to Registrant's S-8 registration statement dated March 30, 1993.

Exhibit (10C)* Employment Agreement between Registrant and Richard Gould dated
               May 23, 1994. Incorporated by reference to Exhibit 10I to Registrant's Annual Report on Form 10-K for year ended February 25, 1995.

Exhibit (10D)* Amendment to Apogee Enterprises, Inc. Employment Agreement with
               Richard Gould dated July 7, 1998. Incorporated by reference to
               Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

Exhibit (10E)* 1987 Apogee Enterprises, Inc. Stock Option Plan. Incorporated by
               reference to Registrant's S-8 registration statement dated July 18, 1990.

Exhibit (10F)  Multi-Currency Credit Agreement dated as of May 21, 1998 between
               Apogee Enterprises, Inc. and banks party to the agreement, including related security, pledge, contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10G to Registrant's Annual Report on Form 10-K for year ended February 28, 1998.

Exhibit (10G)  Amendment No. 1 to Credit Agreement, dated July 22, 1998.

Exhibit (10H)  Conditional Waiver and Amendment No. 2 to Credit Agreement and
               Amendment to Certain Credit Documents, dated November 10, 1998.

Exhibit (10I)  Waiver and Amendment No. 3 to Credit Agreement, dated September
               14, 1999. Incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 27, 1999.

Exhibit (10J)  Conditional Waiver and Amendment No. 4 to Credit Agreement, dated
               April 12, 2000. Incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 3, 2000.

Exhibit (10K)* 1997 Omnibus Stock Incentive Plan. Incorporated by reference to
               Exhibit A of Registrant's proxy statement for the 1997 Annual Meeting of Shareholders, filed May 16, 1997.

Exhibit (10L)* Resignation Agreement between Apogee Enterprises, Inc. and James
               L. Martineau. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

Exhibit (10M)* Apogee Enterprises, Inc. Officers' Supplemental Executive
               Retirement Plan. Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

Exhibit (10N)* First Amendment of Apogee Enterprises, Inc. Officers'
               Supplemental Executive Retirement Plan, dated May 11, 1999. Incorporated by reference to Exhibit 10J to Registrant's Annual Report on Form 10-K for the year ended February 27, 1999.

Exhibit (10O)* Apogee Enterprises, Inc. Executive Supplemental Plan.
               Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

Exhibit (10P)* Forms of Severance Agreement between the Company and certain senior executive officers of the Company.

Exhibit (10Q)  Stock Purchase Agreement dated November 10, 1998 between Apogee
               Enterprises, Inc. and CompuDyne Corporation. Incorporated by reference to Registrant's Current Report on Form 8-K filed November 10, 1998.

Exhibit (10R)  Stock Purchase Agreement between the Company and CH Holdings,
               Inc. Incorporated by reference to Registrant's Current Report on Form 8-K filed on April 23, 1999.

Exhibit (10S)* Deferred Compensation Plan for Non-Employee Directors.
               Incorporated by reference to Exhibit A of the Registrant's proxy statement for the 1999 Annual Meeting of Shareholders, filed May 17, 1999.

Exhibit (10T)  Contribution and Assumption Agreement dated June 13, 2000, among
               PPG Industries, the Company, certain subsidiaries of the Company and PPG Auto Glass. Incorporated by reference to Registrant's Current Report on Form 8-K filed on August 1, 2000.

Exhibit (10U)  Limited Liability Company Agreement dated June 13, 2000, between
               PPG Industries and the Company. Incorporated by reference to Registrant's Current Report on Form 8-K filed on August 1, 2000.

Exhibit (21)   Subsidiaries of the Registrant

Exhibit (23A)  Consent of Arthur Andersen LLP

Exhibit (23B)  Consent of KPMG LLP

Exhibit (99)   Private Securities Litigation Reform Act of 1995 - Cautionary
               Statement

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.