Form 10-Q
period 2001-06-02
APOGEE ENTERPRISES INC
filed 2001-07-12
CIK 6845

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

                  For the quarterly period ended June 2, 2001

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


              Class                             Outstanding at June 30, 2001
---------------------------------              ------------------------------
Common Stock, $.33/1/3/ Par Value                         28,232,716

                           APOGEE ENTERPRISES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS
                      FOR THE QUARTER ENDED JUNE 2, 2001

           Description                                                   Page
           -----------                                                   ----

PART I
------
Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 2, 2001
            and March 3, 2001                                              3

           Consolidated Results of Operations for the
            Quarters Ended June 2, 2001and June 3, 2000                    4

           Consolidated Statements of Cash Flows for the
            Quarters Ended June 2, 2001and June 3, 2000                    5

           Notes to Consolidated Financial Statements                    6-8

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                8-11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk   11-12

PART II    Other Information
-------

Item 6.    Exhibits and Reports on Form 8-K                             13
           Exhibit Index                                                15

                         PART I FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 2, 2001 AND MARCH 3, 2001
                                  (Thousands)

                                                                         June 2, 2001             March 3, 2001
                                                                      ------------------       -------------------
                                                                           (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                                 $  3,862                  $  4,689
  Receivables, net of allowance for doubtful accounts                        127,784                   121,461
  Inventories                                                                 40,923                    40,434
  Deferred tax assets                                                          5,141                     4,854
  Other current assets                                                         3,394                     3,753
                                                                      ------------------       -------------------
    Total current assets                                                     181,104                   175,191
                                                                      ------------------       -------------------

Property, plant and equipment, net                                           143,843                   147,593
Marketable securities - available for sale                                    23,141                    24,451
Investments in affiliated companies                                           35,017                    32,530
Intangible assets, at cost less accumulated amortization of
  $13,039 and $12,520, respectively                                           49,640                    50,145
Other assets                                                                   2,733                     2,769
                                                                      ------------------       -------------------
    Total assets                                                            $435,478                  $432,679
                                                                      ==================       ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                          $ 57,861                 $ 59,537
  Accrued expenses                                                            51,943                   57,571
  Current liabilities of discontinued operations, net                          2,991                    2,578
  Billings in excess of costs and earnings on uncompleted
   contracts                                                                  10,494                   10,330
  Accrued income taxes                                                         9,546                    7,093
  Current installments of long-term debt                                         361                      328
                                                                      ------------------       -------------------
    Total current liabilities                                                133,196                  137,437
                                                                      ------------------       -------------------

Long-term debt, less current installments                                    104,256                  104,206
Other long-term liabilities                                                   26,165                   24,466
Liabilities of discontinued operations, net                                   19,360                   18,278

Commitments and contingent liabilities  (Note 6)

Shareholders' equity
  Common stock, $.33/1/3/ par value; authorized 50,000,000
    shares; issued and outstanding 28,212,000 and 27,825,000
    shares, respectively                                                       9,404                    9,275
  Additional paid-in capital                                                  49,164                   45,773
  Retained earnings                                                           97,437                   93,543
  Unearned compensation                                                       (2,111)                    (757)
  Accumulated other comprehensive (loss) income                               (1,393)                     458
                                                                      ------------------       -------------------
    Total shareholders' equity                                               152,501                  148,292
                                                                      ------------------       -------------------
    Total liabilities and shareholders' equity                              $435,478                 $432,679
                                                                      ==================       ===================

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED RESULTS OF OPERATIONS
             FOR THE QUARTERS ENDED JUNE 2, 2001 AND JUNE 3, 2000
                       (Thousands except Per Share Data)
                                  (unaudited)

                                                                                       Quarter Ended
                                                                           June 2, 2001           June 3, 2000
                                                                        ----------------     -------------------
Net sales                                                                    $203,606                $237,253
Cost of sales                                                                 158,302                 189,339
                                                                        ----------------     -------------------
    Gross profit                                                               45,304                  47,914
Selling, general and administrative expenses                                   37,332                  40,959
                                                                        ----------------     -------------------
    Operating income                                                            7,972                   6,955
Interest expense, net                                                           1,921                   2,783
Equity in income (loss) of affiliated companies                                 2,068                    (692)
                                                                        ----------------     -------------------
    Earnings from continuing operations before income taxes                     8,119                   3,480
Income taxes                                                                    2,517                   1,460
                                                                        ----------------     -------------------
    Earnings from continuing operations                                         5,602                   2,020
Earnings from operations of discontinued businesses,
    net of income taxes                                                           ---                      --
                                                                        ----------------     -------------------
       Net earnings                                                          $  5,602                $  2,020
                                                                        ================     ===================

Earnings per share-basic
    Continuing operations                                                    $   0.20                $   0.07
    Discontinued operations                                                        --                      --
                                                                        ----------------     -------------------
    Net earnings                                                             $   0.20                $   0.07
                                                                        ================     ===================

Earnings per share-diluted
       Continuing operations                                                 $   0.20                $   0.07
       Discontinued operations                                                     --                      --
                                                                        ----------------     -------------------
       Net earnings                                                          $   0.20                $   0.07
                                                                        ================     ===================

Weighted average basic shares outstanding                                      27,985                  27,801
Weighted average diluted shares outstanding                                    28,319                  27,801

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE QUARTERS ENDED JUNE 2, 2001 AND JUNE 3, 2000
                                  (Thousands)
                                  (unaudited)

                                                                                    Quarter Ended
                                                                        June 2, 2001             June 3, 2000
                                                                   -------------------      -------------------
OPERATING ACTIVITIES
Net earnings                                                              $ 5,602                 $  2,020
Adjustments to reconcile net earnings to net cash (used in)/
 provided by operating activities:
 Depreciation and amortization                                              6,963                    9,795
 Deferred income tax benefit                                                 (309)                  (1,543)
 Equity in net income of affiliated companies (in excess of)
  less than dividends received                                             (2,412)                       8
 Other, net                                                                  (208)                     (67)
Changes in operating assets and liabilities, net of effect of acquisitions:
  Receivables                                                              (6,323)                     727
  Inventories                                                                (362)                   1,277
  Accounts payable and accrued expenses                                    (7,368)                   1,711
  Accrued income taxes                                                      2,453                   (1,918)
  Other, net                                                                 (724)                   2,726
                                                                   -------------------      -------------------
          Net cash (used in) provided by operating activities              (2,688)                  14,736
                                                                   -------------------      -------------------

INVESTING ACTIVITIES
Capital expenditures                                                       (2,651)                  (3,587)
Acquisition of businesses, net of cash acquired                              (247)                     ---
Purchases of marketable securities                                            ---                   (4,821)
Sales/maturities of marketable securities                                   1,374                    5,140
                                                                  -------------------      --------------------
          Net cash used in investing activities                            (1,524)                  (3,268)
                                                                  -------------------      --------------------

FINANCING ACTIVITIES
Increase/(decrease) in net borrowings under revolving credit
 agreement                                                                  2,500                  (12,200)
Payments on other long-term debt                                           (2,417)                    (121)
Increase in deferred debt expense                                              (5)                    (521)
Proceeds from issuance of common stock                                      3,577                      517
Repurchase and retirement of common stock                                    (284)                     (50)
Dividends paid                                                             (1,481)                  (1,451)
                                                                  --------------------      -------------------
          Net cash provided by (used in) financing activities               1,890                  (13,826)
                                                                  --------------------      -------------------

Cash provided by discontinued operations                                    1,495                    3,845
                                                                  --------------------      -------------------

(Decrease)/increase in cash and cash equivalents                             (827)                   1,487
Cash and cash equivalents at beginning of period                            4,689                    7,192
                                                                  --------------------      -------------------
Cash and cash equivalents at end of period                                $ 3,862                 $  8,679
                                                                  ====================      ===================

See accompanying notes to consolidated financial statements.

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Summary of Significant Accounting Policies
    ------------------------------------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 2, 2001 and June 3, 2000, and the results of operations and cash flows for the three-month periods ended June 2, 2001 and June 3, 2000. Certain prior-year amounts have been reclassified to conform to the current period presentation.

    The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended March 3, 2001. The results of operations for the 13-week period ended June 2, 2001 and the 14-week period ended June 3, 2000 are not necessarily indicative of the results to be expected for the full year.

    The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November. The fiscal 2002 three-month period, ended June 2, 2001, contains 13 weeks whereas the fiscal 2001 three-month period contains 14 weeks.

2.  Inventories
    -----------

      (Thousands)                                        June 2, 2001       March 3, 2001
                                                     -------------------  -----------------
      Raw materials                                         $20,431             $20,124
      Work-in process                                         5,528               6,259
      Finished                                               12,747              12,406
      Cost and earnings in excess of billings on
       uncompleted contracts                                  2,217               1,645
                                                     -------------------  -----------------
       Total inventories                                    $40,923             $40,434
                                                     ===================  =================

3.  Investments
    -----------
    The Company has acquired, through joint ventures, investments that are accounted for by the equity method. The nature and extent of these investments change over time.

    On July 29, 2000, the Company and PPG Industries combined their U.S. automotive replacement glass distribution businesses in a new entity, PPG Auto Glass, LLC (PPG Auto Glass) of which the Company has a 34% interest.
    On June 2, 2001, the Company's investment in PPG Auto Glass was $34.6 million, of which $7.5 million represents the unamortized excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed. This excess is being amortized over a life of 20 years. In connection with the formation of PPG Auto Glass, the Company's autoglass fabrication business agreed to supply the joint venture, through PPG Industries, with most of this unit's windshield capacity on market-based terms and conditions. In addition, the Company's autoglass replacement business agreed to purchase most of its windshield needs from PPG Auto Glass on market-based terms and conditions.

    The Company's investment in TerraSun LLC relates to a research and development joint venture of which the Company has a 50 percent interest.

4.  Discontinued Operations
    -----------------------
    During fiscal 2001, the Company completed the sale of substantially all of the assets of VIS'N Service Corporation (VIS'N), a non-auto glass focused, third-party administered claims processor, in two separate transactions. This transaction effectively removed the Company from the third-party
    administered claims processing business.   This business is presented as
    discontinued operations in the consolidated financial statements and notes.

    In fiscal 2000, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon, Ltd. In fiscal 1999, the Company executed the sale of its detention/security business. Combined with the fiscal 1998 exit from international curtainwall operations, these transactions effectively removed the Company from the large-scale construction business. These businesses are presented as discontinued operations in the consolidated financial statements and notes.

    At June 2, 2001, accruals totaling $22.4 million represented the remaining estimated (net) future cash outflows associated with the exit from discontinued operations. The majority of these cash expenditures are expected to be made within the next two to three years. The primary components of the accruals relate to the completion of certain construction projects, as well as costs to exit VIS'N, legal costs and other costs associated with the proceedings noted above.

5.  Earnings Per Share
    ------------------
    The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

                                                                             June 2, 2001            June 3, 2000
                                                                         -------------------     -------------------
     (Thousands)
     Basic earnings per share -
      Weighted common shares outstanding                                      27,984,738              27,801,040
     Weighted common shares assumed upon
      exercise of stock options                                                  333,977                      --
                                                                         -------------------     -------------------
     Diluted earnings per share -
      Weighted common shares and
      potential common shares outstanding                                     28,318,715              27,801,040
                                                                         ===================     ===================

6.  Commitments and Contingent Liabilities
    ----------------------------------------
    At June 2, 2001, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of June 2, 2001 was approximately $13.1 million.

    The Company has also entered into a number of noncompete agreements for the benefit of the Company. As of June 2, 2001, we were committed to make future payments of $1.3 million under such agreements.

    The Company has been party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction industry, the Company's construction businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages. Although it is impossible to predict the outcome of such proceedings, the Company believes, based on facts currently available, that none of such claims will result in losses that would have a material adverse effect on its financial condition.

7.  Comprehensive Earnings
    ----------------------

     (Thousands)                                                     June 2, 2001                June 3, 2000
                                                               ----------------------      ----------------------
     Net earnings                                                      $ 5,602                      $2,020
     Transition adjustment related to change in
     accounting for derivative instruments and
       hedging activities                                               (1,780)                        ---
     Unrealized loss on qualifying cash flow
       hedges                                                             (113)                        ---
     Unrealized gain (loss) on marketable
       securities, net of $22 and $(15), tax
       expense (benefit), respectively                                      42                         (27)
                                                               ----------------------      ----------------------
     Comprehensive earnings                                            $ 3,751                      $1,993
                                                               ======================      ======================

8.  New Accounting Standards
    --------------------------
    The Financial Accounting Standards Board (FASB) issued SFAS No. 133 regarding accounting for derivative instruments and hedging activities.
    SFAS No. 133, as amended by SFAS No. 137 and No. 138, establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet either as an asset or liability measured at fair value. SFAS No. 133 requires changes in the derivative's fair value to be recognized in earnings or, for derivatives that hedge market risk related to future cash flows, in accumulated other comprehensive income, unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 on March 4, 2001 and determined its derivative instruments consisting of interest rate swap agreements qualify for hedge accounting treatment. The adoption resulted in the Company recording the fair value of their interest rate swap agreements as a liability with an offsetting adjustment to other comprehensive earnings of $1.8 million. The net present liability associated with these interest rate swap agreements was $1.9 million at June 2, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

The following selected financial data should be read in conjunction with the Company's Form 10-K for the year ended March 3, 2001 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings
------------------

Consolidated net sales for the first quarter ended June 2, 2001 were $203.6 million, a 14% decrease from the $237.3 million reported for the prior year quarter. The results of the Auto Glass distribution unit, which Apogee contributed to the PPG Auto Glass joint venture in July 2000, were not included in the Company's continuing operations for the first quarter of fiscal 2002, as they were for fiscal 2001. Fiscal 2002 revenues were flat compared to the prior year quarter after being adjusted for the formation of the PPG Auto Glass joint venture. Fiscal 2002 earnings from operations were $5.6 million, a 186% increase over the prior year period's earnings from operations of $2.0 million. Fiscal 2002 figures include one less week in the quarter as compared to the same quarter a year ago.

First Quarter Fiscal 2002 Compared to First Quarter Fiscal 2001
---------------------------------------------------------------
The following table illustrates the relationship between various components of operations, stated as a percent of net sales, for the quarters ended June 2, 2001 and June 3, 2000.

                                                                                  Percentage of Net Sales
                                                                        -----------------------------------------
                                                                                       Quarter Ended
                                                                        -----------------------------------------
                                                                            June 2, 2001           June 3, 2000
                                                                        -----------------      ------------------
     Net sales                                                                100.0                   100.0
     Cost of sales                                                             77.7                    79.8
                                                                        -----------------      ------------------
         Gross profit                                                          22.3                    20.2
     Selling, general and administrative expenses                              18.4                    17.3
                                                                        -----------------      ------------------
         Operating income                                                       3.9                     2.9
     Interest expense, net                                                      0.9                     1.1
     Equity in income (loss) of affiliated companies                            1.0                    (0.3)
                                                                        -----------------      ------------------
         Earnings from continuing operations before
           income taxes                                                         4.0                     1.5
     Income taxes                                                               1.2                     0.6
                                                                        -----------------      ------------------
         Earnings from continuing operations                                    2.8                     0.9
     Earnings (loss) from discontinued operations                               0.0                     0.0
                                                                        -----------------      ------------------
         Net earnings                                                           2.8                     0.9
                                                                        =================      ==================

     Effective tax rate                                                        31.0%                   42.0%

On a consolidated basis, cost of sales, as a percentage of net sales, fell to 77.7% for fiscal 2002, improving from 79.8% in fiscal 2001. The primary factors underlying the resulting increase in gross profit percentage were improved manufacturing performance and improved volume and mix within the Architectural and Large-Scale Optical segments as well as cost reduction initiatives within the Automotive Replacement Glass segment.

Selling, general and administrative (SG&A) expenses for the first quarter of fiscal 2002 decreased $3.6 million, or 9% from fiscal 2001, but increased as a percentage of net sales to 18.4% from 17.3%. The decrease in SG&A expenses relates primarily to decreased depreciation expense and bad debts, offset by
increased incentive accruals.   The effects of the formation of the PPG Auto
Glass joint venture also reduced the Company's SG&A expenses. The increase in percentage of net sales is also a result of the formation of the PPG Auto Glass joint venture.

Net interest expense fell 31% during the quarter as a result of significantly lower borrowing levels and interest rates.

The Company's equity in income from affiliated companies was $2.1 million in the first quarter of fiscal 2002 versus an equity in loss of $0.7 million in the prior-year quarter. The current year results include the Company's portion of the results of the PPG Auto Glass joint venture formed in the second quarter of fiscal 2001, offset by continued funding of the TerraSun joint venture. The results for the first quarter of fiscal 2001 were attributable solely to funding of the TerraSun joint venture.

The effective income tax rate of 31.0% decreased from the effective rate of 42.0% a year ago.

In the first quarter of fiscal 2002, as previously expected, the Company received $1.9 million from receivables and settlements of legal issues related to discontinued operations. These collections exceeded payments of $0.4 million, which caused an increase in the reserves. With respect to the adequacy of its reserves for the discontinued operations, the Company has not changed its outlook from year-end.

In the first quarter of fiscal 2002, the Company reported earnings from continuing operations of $5.6 million, or $0.20 diluted earnings per share. This compared to earnings from continuing operations of $2.0 million, or $0.07 diluted earnings per share in the first quarter of fiscal 2001. The return on average shareholders' equity was 3.7% in the first quarter of fiscal 2002 and 1.5% in the first quarter of fiscal 2001.

Segment Analysis
----------------
During fiscal 2001, the Company realigned its operating business units into three reporting segments. The following table presents sales and operating income data for the Company's three segments and on a consolidated basis for the first quarter, when compared to the corresponding period a year ago. Operating results are discussed below.

                                                        Quarter Ended
                                          --------------------------------------
                                               June 2,               June 3,              Percentage
     (Thousands)                                2001                  2000                  Change
                                          ================      ================      ================
     Net Sales
     Architectural                           $ 116,225              $ 111,007                   5%
     Large-scale optical                        20,507                 19,642                   4
     Autoglass                                  66,877                106,778                 (37)
     Intersegment eliminations                      (3)                  (174)                 98
                                          ----------------      ----------------
       Net sales                             $ 203,606              $ 237,253                 (14)%
                                          ================      ================

     Operating Income (Loss)
     Architectural                           $   7,020              $   6,334                  11%
     Large-scale optical                           (16)                (1,058)                 98
     Autoglass                                   1,463                  2,790                 (48)
     Corporate and other                          (495)                (1,111)                 55
                                          ----------------      ----------------
       Operating income                      $   7,972              $   6,955                  15%
                                          ================      ================

Architectural Products and Services (Architectural)
---------------------------------------------------
Net sales for the Architectural segment increased 5% to $116.2 million compared to $111.0 million the same quarter a year ago. Strong growth, year to year, from Viracon, the largest business in the segment, improved due to increased volume and mix initiatives.

The segment's operating income increased 11% to $7.0 million from $6.3 million in the prior year quarter. This increase in operating income is a result of volume and mix initiatives noted above and Viracon's continued improvements in operating efficiency. These increases were offset by decreases reported by the other business units within the segment.

The Architectural segment backlog, at June 3, 2001, remained at record levels, holding at the fiscal 2001 year-end figure of $190.0 million. This is an increase of 13% compared to the first quarter of fiscal 2001.

Large-Scale Optical Technologies (LSO)
--------------------------------------
LSO net sales for the quarter of $20.5 million increased 4% from fiscal 2001 sales of $19.6 million. The segment's revenue growth did not meet the Company's expectations due to the dramatic slump in the PC industry and a slowdown in the retail picture framing market. During the first quarter of fiscal 2001, the Company successfully closed its Viratec San Diego computer monitor coating facility, as planned.

Operating income for LSO increased to a breakeven level as compared to a loss of $1.0 million a year ago, due to improved manufacturing performance. Despite reporting increased results over a year ago, the results of the LSO segment were below the Company's expectations as a result of softness in the LSO segment markets.

Automotive Replacement Glass and Services (Auto Glass)
------------------------------------------------------
Net sales at the Auto Glass segment declined to $66.9 million, compared to $106.8 million in the prior-year period. Revenues for the segment decreased 10 percent compared to the first quarter of last year after being adjusted for the PPG Auto Glass joint venture. First quarter revenues for the segment were impacted by last year's closings of retail stores and strategies to reduce low-margin business.

Operating income at the Auto Glass segment fell to $1.5 million, compared to $2.8 million a year ago. The significantly improved performance by Harmon AutoGlass retail, which has made major cost reductions, was offset by the loss of distribution business earnings with the formation of the PPG Auto Glass joint venture. These earnings are reported in equity in income of affiliated companies.

Consolidated Backlog
--------------------
At June 2, 2001, Apogee's consolidated backlog was $195.4 million, down slightly from the $200.2 million reported at March 3, 2001. The backlogs of the Architectural segment, which remained flat from year-end, represented over 97% of the Company's consolidated backlog. Backlog at the LSO segment fell $5.3 million, mainly as a result of the closing of the Viratec San Diego facility.

Liquidity and Capital Resources
-------------------------------
Financial Condition
-------------------

Net cash provided by operating activities
Cash used in continuing operating activities in the first quarter was $2.7 million for the quarter versus cash provided of $14.7 million in the first quarter of fiscal 2001, primarily due to the timing of expenditures in the fiscal 2002 first quarter. The Company's receivables increased $6.3 million due to higher sales levels for the first quarter of fiscal 2002, as compared to the fourth quarter of fiscal 2001.

Net cash used in investing activities
New capital investment in the first quarter of fiscal 2002 totaled $2.7 million, versus $3.6 million in the prior-year quarter. For fiscal 2002, the Company expects to incur capital expenditures as necessary to maintain existing facilities. Fiscal 2002 capital expenditures are expected to be approximately $25 million.

Net cash provided by financing activities
Total borrowings stood at $104.6 million at June 2, 2001, virtually unchanged from the $104.5 million outstanding at March 3, 2001. The majority of all of the Company's long-term debt consisted of bank borrowings under a revolving
credit agreement.   The borrowings were sufficient to finance the period's
investing activities and cash dividend requirements. At June 2, 2001, the Company's debt-to-total-capital ratio remained at 41%, an improvement from 52% at the end of last year's first quarter.

The Company anticipates outstanding borrowings to decline over the course of the year. The Company believes that cash from operating activities and the available credit facility provide adequate liquidity for the remainder of the fiscal year.

Shareholders' Equity
--------------------
At June 2, 2001, Apogee's shareholders' equity stood at $152.5 million. Book value per share was $5.47, up from $5.33 per share at March 3, 2001, with outstanding common shares increasing during the period. Net earnings and proceeds from common stock issued in connection with our stock-based compensation plans accounted for the increase, slightly offset by dividends paid.

Outlook
-------
Despite the softness in the LSO segment markets and minor project delays in the Architectural segment, the Company anticipates earnings to be above last year's earnings for the second quarter. Fiscal 2001 second quarter diluted earnings per share were $0.15.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

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

The Company uses interest swaps to fix a portion of its variable rate borrowings from fluctuations in interest rates. As of June 2, 2001, the Company has interest swaps covering $35 million of variable rate debt. The net present liability associated with these swaps is $1.9 million at June 2, 2001.

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

Given the Company's balanced foreign exchange position described above, a 10% adverse change in foreign exchange rates upon which these contracts are based would result in exchange losses from these contracts that would, in all material respects, be fully offset by exchange gains on the underlying net monetary exposures for which the contracts are designated as hedges. As of June 2, 2001, the Company did not have any forward contracts outstanding as the Company had no material foreign exchange exposure.

Cautionary Statement
--------------------
This discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are "forward-looking statements," and are based on management's current expectations or beliefs of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements.
These uncertainties and other risk factors include, but are not limited to, those noted below. There can be no assurances given that the ongoing reorganization and realignment of Harmon AutoGlass will lead to successful operating results now or in the future. There can be no assurances that PPG Auto Glass, Apogee's automotive replacement glass distribution joint venture with PPG Industries, will achieve favorable long-term operating results. In addition, there can be no assurances that Apogee's expected architectural segment growth due to its strength serving high-end markets with value-added products will not be impacted by the slowing economy. There also can be no assurances that there will not be further erosion in large-scale optical segment revenues due to the dramatic slump in the PC industry and a slowdown in the retail picture framing market.

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

                                    PART II

                               OTHER INFORMATION



ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits:
     --------
     None

(b)  Reports on Form 8-K:
     -------------------
     None

                                                                  CONFORMED COPY



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         APOGEE ENTERPRISES, INC.


Date:  July 12, 2001                     /s/ Russell Huffer
                                             --------------
                                         Russell Huffer
                                         Chairman, President and Chief Executive
                                          Officer


Date:  July 12, 2001                     /s/ Michael B. Clauer
                                             -----------------
                                         Michael B. Clauer
                                         Executive Vice President and
                                          Chief Financial Officer

EXHIBITS INDEX


None