Form 10-Q
period 2001-09-01
APOGEE ENTERPRISES INC
filed 2001-10-10
CIK 6845

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 1, 2001

                                      OR

                [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________to ____________

                         Commission File Number 0-6365

                           APOGEE ENTERPRISES, INC.
                    ---------------------------------------
              (Exact Name of Registrant as Specified in Charter)

                     Minnesota                 41-0919654
              ------------------------     ---------------------
              (State of Incorporation)     (IRS Employer ID No.)


      7900 Xerxes Avenue South, Suite 1800, Minneapolis, Minnesota  55431
      ------------------------------------------------------------  -----
                   (Address of Principal Executive Offices)


                 Registrant's Telephone Number  (952) 835-1874
                                               ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO ____
                                       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                              Outstanding at September 30, 2001
--------------------------------            ------------------------------------
Common Stock, $.33-1/3 Par Value                        28,260,602

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS
                     FOR THE QUARTER ENDED SEPTEMBER 1, 2001

              Description                                                                       Page
              -----------                                                                       ----
PART I        Financial Information
------

Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 1, 2001
                and March 3, 2001                                                                  3

              Consolidated Results of Operations for the
                Three Months and Six Months Ended
                September 1, 2001 and September 2, 2000                                            4

              Consolidated Statements of Cash Flows for
                the Six Months Ended September 1, 2001 and
               September 2, 2000                                                                   5

              Notes to Consolidated Financial Statements                                         6-9

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                   9-12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                       12-13

PART II       Other Information
-------

Item 4.       Submission of Matters to a Vote of Security Holders                                 14

Item 6.       Exhibits and Reports on Form 8-K                                                    14
              Exhibit Index                                                                       16

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF SEPTEMBER 1, 2001 AND MARCH 3, 2001
                                   (Thousands)

                                                                          September 1,           March 3,
                                                                              2001                 2001
                                                                          ------------         ------------
ASSETS                                                                    (unaudited)
Current assets
  Cash and cash equivalents                                               $      9,479         $      4,689
  Receivables, net of allowance for doubtful accounts                          124,114              121,461
  Inventories                                                                   38,972               40,434
  Deferred tax assets                                                            4,891                4,854
  Other current assets                                                           2,330                3,753
                                                                          ------------         ------------
    Total current assets                                                       179,786              175,191
                                                                          ------------         ------------

Property, plant and equipment, net                                             140,663              147,593
Marketable securities available for sale                                        20,433               24,451
Investments in affiliated companies                                             32,405               32,530
Intangible assets, at cost less accumulated amortization of
   $13,669 and $12,520, respectively                                            50,687               50,145
Other assets                                                                     2,693                2,769
                                                                          ------------         ------------
       Total assets                                                       $    426,667         $    432,679
                                                                          ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                        $     54,443         $     59,537
  Accrued expenses                                                              55,785               57,571
  Current liabilities of discontinued operations, net                            2,465                2,578
  Billings in excess of costs and earnings on uncompleted contracts              8,039               10,330
  Accrued income taxes                                                          11,928                7,093
  Current installments of long-term debt                                           661                  328
                                                                          ------------         ------------
    Total current liabilities                                                  133,321              137,437
                                                                          ------------         ------------

Long-term debt, less current installments                                       86,456              104,206
Other long-term liabilities                                                     26,187               24,466
Liabilities of discontinued operations, net                                     19,068               18,278

Commitments and contingent liabilities (Note 6)

Shareholders' equity
  Common stock, $.33 1/3 par value; authorized 50,000,000
    shares; issued and outstanding 28,261,000 and 27,825,000
    shares, respectively                                                         9,420                9,275
  Additional paid-in capital                                                    49,461               45,773
  Retained earnings                                                            106,295               93,543
  Unearned compensation                                                         (1,939)                (757)
  Accumulated other comprehensive (loss) income                                 (1,602)                 458
                                                                          ------------         ------------
    Total shareholders' equity                                                 161,635              148,292
                                                                          ------------         ------------
    Total liabilities and shareholders' equity                            $    426,667         $    432,679
                                                                          ============         ============

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                     SEPTEMBER 1, 2001 and SEPTEMBER 2, 2000
                      (Thousands except Per Share Amounts)
                                   (unaudited)

                                                               Three Months Ended                      Six Months Ended
                                                        ---------------------------------      ---------------------------------
                                                         September 1,       September 2,        September 1,       September 2,
                                                             2001               2000                2001               2000
                                                        --------------     --------------      --------------     --------------
Net sales                                               $      210,233     $      236,364      $      413,839     $      473,617
Cost of sales                                                  158,833            189,308             317,135            378,647
                                                        --------------     --------------      --------------     --------------
    Gross profit                                                51,400             47,056              96,704             94,970
Selling, general and administrative expenses                    35,476             36,391              72,807             77,351
                                                        --------------     --------------      --------------     --------------
    Operating income                                            15,924             10,665              23,897             17,619
Interest expense, net                                            1,234              3,180               3,156              5,962
Equity in income (loss) of affiliated companies                    297               (665)              2,365             (1,356)
                                                        --------------     --------------      --------------     --------------
    Earnings from continuing operations
      before income taxes                                       14,987              6,820              23,106             10,301
Income taxes                                                     4,646              2,620               7,163              4,080
                                                        --------------     --------------      --------------     --------------
    Earnings from continuing operations                         10,341              4,200              15,943              6,221
Earnings  from discontinued operations,
   net of income taxes                                               -                  -                   -                  -
                                                        --------------     --------------      --------------     --------------
    Net earnings                                        $       10,341     $        4,200      $       15,943     $        6,221
                                                        ==============     ==============      ==============     ==============
Earnings per share - basic
    Continuing operations                               $         0.37     $         0.15      $         0.57     $         0.22
    Discontinued operations                                          -                  -                   -                  -
                                                        --------------     --------------      --------------     --------------
    Net earnings                                        $         0.37     $         0.15      $         0.57     $         0.22
                                                        ==============     ==============      ==============     ==============
Earnings per share - diluted
    Continuing operations                               $         0.36     $         0.15      $         0.56     $         0.22
    Discontinued operations                                          -                  -                   -                  -
                                                        --------------     --------------      --------------     --------------
    Net earnings                                        $         0.36     $         0.15      $         0.56     $         0.22
                                                        ==============     ==============      ==============     ==============

Weighted average basic shares outstanding                       28,267             27,852              28,126             27,827
Weighted average diluted shares outstanding                     28,889             27,853              28,604             27,827

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED SEPTEMBER 1, 2001 AND SEPTEMBER 2, 2000
                                   (Thousands)
                                   (unaudited)

                                                                        September 1,         September 2,
                                                                            2001                 2000
                                                                       --------------       --------------
OPERATING ACTIVITIES
Net earnings                                                           $       15,943       $        6,221
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization                                              13,482               19,027
    Deferred income tax benefit                                                  (170)                (621)
    Equity in net income of affiliated companies
       less than dividends received                                               214                   17
    Other, net                                                                   (376)                (100)
Changes in operating assets and liabilities, net of effect
of acquisitions:
        Receivables                                                            (2,653)             (14,831)
        Inventories                                                             1,589                7,530
        Accounts payable and accrued expenses                                  (6,946)               8,639
        Accrued and refundable income taxes                                     4,835               (2,352)
        Other, net                                                             (2,033)               6,883
                                                                       --------------       --------------
          Net cash provided by operating activities                            23,885               30,413
                                                                       --------------       --------------

INVESTING ACTIVITIES
Capital expenditures                                                           (5,488)              (9,714)
Acquisition of businesses, net of cash acquired                                  (247)              (1,383)
Purchases of marketable securities                                                  -               (5,872)
Sales/maturities of marketable securities                                       4,399                5,673
                                                                       --------------       --------------
          Net cash used in investing activities                                (1,336)             (11,296)
                                                                       --------------       --------------

FINANCING ACTIVITIES
Decrease in net borrowings under revolving credit
   agreement                                                                  (18,200)             (18,000)
Proceeds from issuance of other long-term debt                                  2,000                    -
Payments on other long-term debt                                               (2,717)                (147)
Increase in deferred debt expenses                                               (161)                (521)
Proceeds from issuance of common stock                                          3,891                  517
Repurchase and retirement of common stock                                        (284)                (319)
Dividends paid                                                                 (2,965)              (2,912)
                                                                       --------------       --------------
          Net cash used for financing activities                              (18,436)             (21,382)
                                                                       --------------       --------------

Cash provided by discontinued operations                                          677                1,333
                                                                       --------------       --------------

Increase (decrease) in cash and cash equivalents                                4,790                 (932)
Cash and cash equivalents at beginning of period                                4,689                7,192
                                                                       --------------       --------------
Cash and cash equivalents at end of period                             $        9,479       $        6,260
                                                                       ==============       ==============

Supplemental schedule of non-cash investing activities:
Net assets contributed to PPG Auto Glass, LLC (see Note 3)                          -              $30,844
                                                                       ==============       ==============

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.      Summary of Significant Accounting Policies
        ------------------------------------------
        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 1, 2001 and September 2, 2000, the results of operations for the three months and six months ended September 1, 2001 and September 2, 2000, and cash flows for the six months ended September 1, 2001 and September 2, 2000. Certain prior-year amounts have been reclassified to conform to the current period presentation.

        The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended March 3, 2001. The results of operations for the three months and six months ended September 1, 2001 and September 2, 2000 are not necessarily indicative of the results to be expected for the full year.

        The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November. The fiscal 2002 six-month period, ended September 1, 2001, contains 26 weeks whereas the fiscal 2001 six-month period contains 27 weeks.

2.      Inventories
        -----------

                                                                 September 1,             March 3,
        (Thousands)                                                  2001                   2001
                                                             -------------------     -------------------
        Raw materials                                               $19,350                 $20,124
        Work-in process                                               6,135                   6,259
        Finished goods                                               11,774                  12,406
        Cost and earnings in excess of billings on
           uncompleted contracts                                      1,713                   1,645

                                                             --------------------    --------------------
           Total inventories                                        $38,972                 $40,434
                                                             ====================    ====================

3.      Investments
        -----------
        The Company has acquired, through joint ventures, investments that are accounted for by the equity method. The nature and extent of these investments change over time.

        In July 2000, the Company and PPG Industries combined their U.S. automotive replacement glass distribution businesses into the joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34% interest. On September 1, 2002, the Company's investment in PPG Auto Glass was $32.0 million, of which $7.4 million represents the unamortized excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed. This excess is being amortized over a life of 20 years. In connection with the formation of PPG Auto Glass, the Company agreed to supply the joint venture, through PPG Industries, with most of its windshield fabrication capacity on market-based terms and conditions. During the second quarter of fiscal 2002, the Company, PPG Industries and PPG Auto Glass amended the windshield supply agreements to permanently adjust pricing for the windshields manufactured and sold to more accurately reflect market pricing. As a result of these amendments, a portion of earnings that may have previously been reported in equity in income from affiliated companies were reported in operating income in the Auto Glass segment for the current quarter. The impact on the current quarter results was an increase to operating income of $3.0 million with an offset to income from affiliated companies. Additionally, $1.8 million was recorded as a one-time net increase to operating income in the quarter as a result of these changes. In addition, the Company's automobile windshield repair and replacement business agreed to purchase most of its windshield needs from PPG Auto Glass on market-based terms and conditions.

        The Company's investment in TerraSun LLC relates to a research and development joint venture of which the Company has a 50 percent interest. As of late September, the Company has decided to discontinue funding TerraSun operations. TerraSun has commenced winding down its operations and intends to sell its tangible and intangible assets.

        The Company's share of earnings for its affiliated companies is before income taxes and includes amortization of the excess cost over the value of the underlying net tangible assets and expenses retained by the Company.

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

        At September 1, 2001, accruals totaling $21.5 million represented the remaining estimated (net) future cash outflows associated with the exit from discontinued operations. The majority of these cash expenditures are expected to be made within the next two to three years. The primary components of the accruals relate to the finalization of certain international construction projects, legal costs and other costs associated with the proceedings noted above.

5.      Earnings Per Share
        ------------------
        The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

                                                 Three Months Ended                 Six Months Ended
                                         ----------------------------------- --------------------------------
                                          September 1,    September 2,        September 1,     September 2,
      (Thousands)                             2001            2000                2001             2000
                                         --------------------------------    --------------------------------
      Basic earnings per
         share-weighted common
         shares outstanding                      28,267           27,852              28,126          27,827
      Weighted common shares
         assumed upon exercise
         of stock options                           622                1                 478               -
                                         --------------------------------    --------------------------------
      Diluted earnings per
         share-weighted common
         shares and common
         shares equivalent
         outstanding                             28,889           27,853              28,604          27,827
                                         ================================    ================================

6.      Commitments and Contingent Liabilities
        --------------------------------------
        At September 1, 2001, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company was obligated as of September 1, 2001 was approximately $13.9 million.

        The Company has also entered into a number of noncompete agreements for the benefit of the Company. As of September 1, 2001, we were committed to make future payments of $1.0 million under such agreements.

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

7.      Comprehensive Earnings
        ----------------------

                                                   Three Months Ended                      Six Months Ended
                                             ---------------------------------    --------------------------------
        (Thousands)                           September 1,     September 2,        September 1,     September 2,
                                                  2001             2000                2001             2000
                                             ---------------------------------    --------------------------------
        Net earnings                            $10,341         $4,200               $15,943           $6,221
        Transition adjustment related to
           change in accounting for
           derivative instruments and
           hedging activities                         -              -                (1,780)               -
        Unrealized loss on qualifying
           cash flow hedges                        (415)             -                  (528)               -
        Unrealized gains on
           marketable securities, net of
           $111, $226, $133 and
           $211, tax expense                        206            420                   248              393
                                             -------------------------------    -----------------------------------
        Comprehensive earnings                  $10,132         $4,620               $13,883           $6,614
                                             ===============================    ===================================

8.       New Accounting Standards
         ------------------------
         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 regarding accounting for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138, establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet either as an asset or liability measured at fair value. SFAS No. 133 requires changes in the derivative's fair value to be recognized in earnings or, for derivatives that hedge market risk related to future cash flows, in accumulated other comprehensive loss/income, unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 on March 4, 2001 and determined its derivative instruments, consisting of interest rate swap agreements, qualify for hedge accounting treatment. The adoption resulted in the Company recording the fair value of their interest rate swap agreements as a liability with an offsetting adjustment to other comprehensive earnings of $1.8 million. The net present liability associated with these interest rate swap agreements was $2.3 million at September 1, 2001.

         In June 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets will cease and instead the carrying value of these assets will be evaluated for impairment by applying a fair-value based test on at least an annual basis. The Company must adopt SFAS No. 142 on March 3, 2002. The

         Company is evaluating the impact of these standards and has not yet determined the effect of adoption on its financial position and results of operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

The following selected financial data should be read in conjunction with the Company's Form 10-K for the year ended March 3, 2001 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings
------------------

Consolidated net sales for the second quarter ended September 1, 2001 were $210.2 million, compared to $236.4 million in the same period last year. Revenues were down 3% compared to the second quarter of last year after being adjusted for the formation of the PPG Auto Glass, LLC joint venture in July 2000. Second quarter earnings were $0.36 diluted earnings per share, or $10.3 million, versus $0.15 diluted earnings per share, or $4.2 million, in the fiscal 2001 period.

Fiscal 2002 year-to-date figures include one less week compared to the year-to-date period a year ago. Fiscal 2002 year-to-date net sales decreased 13%, to $413.8 million, compared to $473.6 million a year ago, while net earnings increased 156% to $15.9 million, or $0.56 per share diluted, from $6.2 million, or $0.22 per share diluted, in the prior year. Fiscal 2002 year-to-date net sales decreased 2%, compared to a year ago, after being adjusted for the formation of the PPG Auto Glass, LLC joint venture.

Second Quarter Fiscal 2002 Compared to Second Quarter Fiscal 2001
-----------------------------------------------------------------
The following table compares three and six month results with corresponding periods a year ago, as a percentage of sales, for each period.


                                                                       Percentage of Net Sales
                                                    -----------------------------------------------------
                                                       Three Months Ended           Six Months Ended
                                                    -------------------------   -------------------------
                                                       Sept. 1,     Sept. 2,       Sept. 1,     Sept. 2,
                                                          2001         2000           2001         2000
                                                    -------------------------   -------------------------
Net sales                                               100.0        100.0          100.0        100.0
Cost of sales                                            75.6         80.1           76.6         79.9
                                                    -------------------------   -------------------------
     Gross profit                                        24.4         19.9           23.4         20.1
Selling, general and administrative expenses             16.8         15.4           17.6         16.4
                                                    -------------------------   -------------------------
     Operating income                                     7.6          4.5            5.8          3.7
Interest expense, net                                     0.6          1.3            0.8          1.2
Equity in income (loss) of affiliated companies           0.1         (0.3)           0.6         (0.3)
                                                    -------------------------   -------------------------
     Earnings from continuing operations before
       income taxes                                       7.1          2.9            5.6          2.2
Income taxes                                              2.2          1.1            1.7          0.9
                                                    -------------------------   -------------------------
     Earnings from continuing operations                  4.9          1.8            3.9          1.3
Earnings from discontinued operations                     -            -              -            -
                                                    -------------------------   -------------------------
   Net earnings                                           4.9          1.8            3.9          1.3
                                                    =========================   =========================
Effective tax rate                                       31.0%        38.4%          31.0%        39.6%

Second quarter consolidated gross profit, as a percentage of net sales was 24.4%, up from 19.9% in the prior year second quarter. The primary factors underlying the resulting increase in gross profit percentage were improved manufacturing performance and improved volume and mix within the Architectural segment, as well as cost reduction initiatives within the Automotive Replacement Glass segment, offset by decreased margins at the Large-Scale Optical segment.

Second quarter selling, general and administrative (SG&A) expenses fell slightly compared to the prior year quarter, but increased as a percent of net sales to 16.8% from 15.4%. Key components within the decrease in SG&A expenses are decreased depreciation expense, offset by increased incentive accruals.

Net interest expense decreased 61%, compared to the prior-year quarter, as a result of significantly lower borrowing levels and interest rates.

The Company's equity in income from affiliated companies was $0.3 million in the second quarter of fiscal 2002 versus an equity in loss of $0.7 million in the prior-year quarter. The current year results include the Company's portion of the results of the PPG Auto Glass joint venture formed in July 2000, offset by continued funding of the TerraSun joint venture (see note 3 above). In late September, the Company decided to discontinue funding TerraSun operations. TerraSun has commenced winding down its operations and intends to sell its tangible and intangible assets. The discontinuance of TerraSun operations is not anticipated to have an adverse impact on the Company's operations or outlook for the balance of fiscal 2002 or fiscal 2003.

The effective income tax rate of 31.0% decreased from the effective rate of 38.4% a year ago. The reduction is due to the relationship of book and tax differences as a percentage of pre-tax income.

In the second quarter of fiscal 2002, as expected, the Company made various payments totaling $0.9 million toward discontinued operation items. These payments, offset by minimal cash receipts, reduced the reserves for the quarter. The Company believes its reserves for discontinued operations are adequate.

In the second quarter of fiscal 2002, the Company reported earnings from continuing operations of $10.3 million, or $0.36 diluted earnings per share. This compared to earnings from continuing operations of $4.2 million, or $0.15 diluted earnings per share, in the second quarter of fiscal 2001. The return on average shareholders' equity was 6.6% in the second quarter of fiscal 2002 and 3.0% in the second quarter of fiscal 2001.

Segment Analysis
----------------
During fiscal 2001, the Company realigned its operating business units into three reporting segments. The following table presents sales and operating income for the Company's three segments and on a consolidated basis for three and six months compared to the corresponding periods a year ago. Operating results are discussed below.

                                      Three Months Ended               Six Months Ended
                               ----------------------------------------------------------------------
                                 Sept. 1,      Sept. 2,       %       Sept. 1,      Sept. 2,       %
(Thousands)                        2001          2000        Chg        2001          2000        Chg
                               -------------------------------------------------------------------------
Net Sales
Architectural                    $120,059      $113,110       6%      $236,285      $224,117        5%
Large-scale optical                14,980        21,638     (31)        35,487        41,280      (14)
Auto Glass                         75,197       101,713     (26)       142,073       208,492      (32)
Intersegment elimination               (3)          (97)     97             (6)         (272)      98
                               -------------------------------------------------------------------------
     Net sales                   $210,233      $236,364     (11)%     $413,839      $473,617      (13)%
                               =========================================================================

Operating Income
Architectural                      $9,000        $5,993      50%       $16,021       $12,327       30%
Large-scale optical                (1,475)        1,376     N/M         (1,491)          319      N/M
Auto Glass                          8,919         3,427     160         10,381         6,217       67
Corporate and other                  (520)         (131)   (297)        (1,014)       (1,244)      18
                               -------------------------------------------------------------------------
     Operating income             $15,924       $10,665      49%       $23,897       $17,619       36%
                               =========================================================================

     N/M=Not meaningful

Architectural Products and Services (Architectural)
---------------------------------------------------
Net sales for the Architectural segment grew 6 percent to $120.0 million, compared to $113.1 million in the prior-year quarter. Operating income increased 50 percent to $9.0 million, from $6.0 million a year ago. The majority of the improvement in operating income was driven by strong sales mix changes to higher margin products and efficiencies in manufacturing in the glass fabricating group, partially offset by slightly lower margins in the installation side of the business due to the timing of completion of jobs.

The Architectural segment backlog, at September 1, 2001, remained at record levels of $190.4 million. This is an increase of 7% compared to the second quarter of fiscal 2001.

Large-Scale Optical Technologies (LSO)
--------------------------------------
Second quarter net sales for LSO were $15.0 million, compared to $21.6 million in the prior-year period. The segment reported an operating loss of $1.5 million, compared to operating income of $1.4 million in the same period last year. The segment's performance has been significantly impacted by the severe downturn in the PC industry and a slowdown in retail markets.

Automotive Replacement Glass and Services (Auto Glass)
------------------------------------------------------
Net sales at the Auto Glass segment declined 26% to $75.2 million from $101.7 million a year ago. Segment revenues, which decreased 9 percent compared to the second quarter of last year after being adjusted for the PPG Auto Glass joint venture, continue to be impacted by strategies initiated last year to reduce low-margin business.

The Auto Glass segment reported operating income of $8.9 million, compared to $3.4 million in the same period last year. Approximately 70 percent of the improvement resulted from the amendments made to the supply agreements related to the PPG Auto Glass joint venture, owned 34 percent by the Company and 66 percent by PPG Industries, and approximately one-third was a one-time net increase. These amendments permanently adjusted pricing for the Company's windshield manufacturing business, resulting in higher operating income for the segment in the current quarter and in future quarters. These amendments led to lower earnings during the current quarter and into the future for PPG Auto Glass, which is reported in equity in income of affiliated companies. The remainder of the increase was the result of operational improvements and cost reductions implemented at our retail facilities beginning late last year.

Consolidated Backlog
--------------------
On September 1, 2001, the Company's consolidated backlog was $196.4 million, which remained steady from the same period a year ago. The backlog of the Architectural segment, which remained constant from year-end, represented 97 percent of the Company's consolidated backlog. Backlog at the LSO segment fell $4.6 million from year-end, mainly as a result of closing the Viratec San Diego facility in the first quarter of fiscal 2002.

Liquidity and Capital Resources
-------------------------------
Financial Condition
-------------------
Net cash provided by operating activities
Cash provided by operating activities for the six months ended September 1, 2001 totaled $23.9 million compared to $30.4 million in the same prior-year period. The decrease is due to the timing of collections of receivables and payments on expenditures, offset by higher net earnings and timing of tax payments.

Net cash used in investing activities
New capital investment through the first six months of fiscal 2002 totaled $5.5 million, versus $9.7 million in the same period a year ago. For fiscal 2002, the Company expects to incur capital expenditures as necessary to maintain existing facilities. Fiscal 2002 capital expenditures are expected to be approximately $20 million.

Net cash provided by financing activities
Bank borrowings were $87.1 million at September 1, 2001, down from the $104.5 million outstanding at March 3, 2001. The majority of the Company's long-term debt consisted of bank borrowings under a revolving credit agreement. Cash provided by operating activities was sufficient to finance the period's investing activities and cash dividend requirements. At September 1, 2001, the Company's debt-to-total capital ratio declined to 35 percent, a significant improvement from 51 percent at the end of last year's second quarter.

Effective June 1, 2000, the Company amended its revolving credit agreement in conjunction with the pending joint venture with PPG that subsequently closed in July 2000. The amendment resulted in a decrease in borrowing capacity from $253 million to $200 million.

The Company anticipates outstanding borrowings to decline over the course of the year. The Company believes that cash from operating activities and the available credit facility will provide adequate liquidity for the remainder of the fiscal year.

Shareholders' Equity
--------------------
At September 1, 2001, Apogee's shareholders' equity was $161.6 million. Book value per share was $5.72, up from $5.33 per share at March 3, 2001, with outstanding common shares increasing nominally during the period. Net earnings and proceeds from common stock issued in connection with the Company's stock-based compensation plans accounted for the increase, slightly reduced by dividends paid.

Outlook
-------
Despite the softness in the LSO segment markets and minor project delays in the Architectural segment, the Company anticipates earnings from continuing operations to be significantly better than last year's earnings. Fiscal 2001 diluted net earnings per share were $0.54, of which $0.48 was from continuing operations.

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

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. The aforementioned changes in interest rates affecting the Company's financial instruments would result in approximately a $300,000 impact to net earnings. As interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

The Company uses interest swaps to fix a portion of its variable rate borrowings from fluctuations in interest rates. As of September 1, 2001, the Company has interest swaps covering $35 million of variable rate debt. The net present liability associated with these swaps is $2.3 million at September 1, 2001.

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

Given the Company's balanced foreign exchange position described above, a 10% adverse change in foreign exchange rates upon which these contracts are based would result in exchange losses from these contracts that would, in all material respects, be fully offset by exchange gains on the underlying net monetary exposures for which the contracts are designated as hedges. As of September 1, 2001, the Company did not have any forward contracts outstanding.

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

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, those noted below. There can be no assurances given that the ongoing reorganization and realignment of Harmon AutoGlass will lead to successful operating results now or in the future. There can be no assurances that PPG Auto Glass, Apogee's automotive replacement glass distribution joint venture with PPG Industries, will achieve favorable long-term operating results. In addition, there can be no assurances that Apogee's expected Architectural segment growth due to its strength serving high-end markets with value-added products will not be impacted by the slowing economy. There also can be no assurances that there will not be further erosion in the Large-Scale Optical segment revenues due to the dramatic slump in the PC industry and a slowdown in the picture-framing and pre-framed art retail markets.

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

PART II  OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Apogee Enterprises, Inc. Annual Meeting of Shareholders was held on June 19, 2001. The number of outstanding shares on the record date for the Annual Meeting was 27,809,606. Eighty-eight percent of the outstanding shares were represented in person or by proxy at the meeting.

The four candidates for election as Class III Directors listed in the proxy statement were elected to serve three-year terms, expiring at the 2004 Annual Meeting of Shareholders. The proposal to amend the 1987 Apogee Enterprises, Inc. Partnership Plan, an incentive compensation plan, was approved. The proposal to ratify the appointment of Arthur Andersen LLP as independent auditors for the Company for the 2002 fiscal year was also approved. The results of these matters voted upon by the shareholders are listed below.

                                                                   Number of Shares
                                            ----------------------------------------------------------------
                                                In Favor         Withheld/Against       Abstained/Unvoted
                                            -----------------    ------------------    ---------------------
Election of Class III Directors
    Donald W. Goldfus                          24,274,942             184,630
    James L. Martineau                         24,291,223             168,349
    Ray C. Richelsen                           24,261,814             197,758
    Michael E. Shannon                         24,252,208             207,364

Amendment of 1987 Apogee
  Enterprises, Inc. Partnership
  Plan                                         23,365,872             982,660                 111,040

Ratification of the appointment
  of Arthur Andersen LLP
  as independent auditors                      24,150,462             225,166                  83,944

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits:
         ---------
         Exhibit 10.1 Conditional Waiver, Amendment No. 5 to Credit Agreement and Amendment No. 1 to Security Agreement

(b)      Reports on Form 8-K:
         --------------------
         The Company's Current Report on Form 8-K filed July 27, 2001, related to Rights Agreement, dated as of October 19, 1990, and amended as of June 28, 1995, February 22, 1999, December 7, 1999, and July 2, 2001
         between the Company and The Bank of New York.

                                                                  CONFORMED COPY

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            APOGEE ENTERPRISES, INC.


Date:  October 10, 2001                     /s/Russell Huffer
                                               --------------
                                            Russell Huffer
                                            Chairman, President and
                                               Chief Executive Officer


Date:  October 10, 2001                     /s/Michael B. Clauer
                                               -----------------
                                            Michael B. Clauer
                                            Executive Vice President and Chief
                                               Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------
Exhibit 10.1 Conditional Waiver, Amendment No. 5 to Credit Agreement and Amendment No. 1 to Security Agreement