Form 10-Q
period 2001-12-01
APOGEE ENTERPRISES INC
filed 2002-01-15
CIK 6845

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 1, 2001

                                       OR

                 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                          Commission File Number 0-6365
                                                 ------

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

                  Registrant's Telephone Number (952) 835-1874

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

             Class                     Outstanding at December 31, 2001
--------------------------------       --------------------------------
Common Stock, $.33-1/3 Par Value                28,320,602

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS
                     FOR THE QUARTER ENDED DECEMBER 1, 2001

         Description                                                     Page
         -----------                                                     ----

PART I
------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 1, 2001
           and March 3, 2001                                                3

         Consolidated Results of Operations for the
           Three Months and Nine Months Ended
           December 1, 2001 and December 2, 2000                            4

         Consolidated Statements of Cash Flows for
           the Nine Months Ended December 1, 2001 and
           December 2, 2000                                                 5

         Notes to Consolidated Financial Statements                       6-9

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 9-12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        12


PART II  Other Information
-------

Item 6.  Exhibits and Reports on Form 8-K                                  13

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 1, 2001 AND MARCH 3, 2001
                                   (Thousands)

                                                                     December 1,   March 3,
                                                                        2001         2001
                                                                     -----------   --------
                                                                     (unaudited)
ASSETS

Current assets
  Cash and cash equivalents                                           $   4,358    $   4,689
  Receivables, net of allowance for doubtful accounts                   125,114      121,461
  Inventories                                                            38,199       40,434
  Deferred tax assets                                                     4,478        4,854
  Other current assets                                                    2,721        3,753
                                                                      ---------    ---------
    Total current assets                                                174,870      175,191
                                                                      ---------    ---------

Property, plant and equipment, net                                      133,714      147,593
Marketable securities - available for sale                               22,577       24,451
Investments in affiliated companies                                      32,083       32,530
Intangible assets, at cost less accumulated amortization of
  $14,244 and $12,520, respectively                                      50,153       50,145
Other assets                                                              2,223        2,769
                                                                      ---------    ---------
    Total assets                                                      $ 415,620    $ 432,679
                                                                      =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

  Accounts payable                                                    $  50,004    $  59,537
  Accrued expenses                                                       57,226       57,571
  Current liabilities of discontinued operations, net                     2,835        2,578
  Billings in excess of costs and earnings on uncompleted contracts       6,494       10,330
  Accrued income taxes                                                    7,209        7,093
  Current installments of long-term debt                                    640          328
                                                                      ---------    ---------
    Total current liabilities                                           124,408      137,437
                                                                      ---------    ---------

Long-term debt, less current installments                                80,348      104,206
Other long-term liabilities                                              26,255       24,466
Liabilities of discontinued operations, net                              18,912       18,278

Commitments and contingent liabilities (Note 6)

Shareholders' equity
  Common stock, $.331/3  par value; authorized 50,000,000
    shares; issued and outstanding 28,276,000 and 27,825,000
    shares, respectively                                                  9,425        9,275
  Additional paid-in capital                                             49,616       45,773
  Retained earnings                                                     110,585       93,543
  Unearned compensation                                                  (1,737)        (757)
  Accumulated other comprehensive (loss) income                          (2,192)         458
                                                                      ---------    ---------
    Total shareholders' equity                                          165,697      148,292
                                                                      ---------    ---------
    Total liabilities and shareholders' equity                        $ 415,620    $ 432,679
                                                                      =========    =========

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                      DECEMBER 1, 2001 and DECEMBER 2, 2000
                      (Thousands except Per Share Amounts)
                                   (unaudited)

                                                      Three-Months Ended            Nine-Months Ended
                                                   --------------------------   -------------------------
                                                   December 1,    December 2,   December 1,   December 2,
                                                      2001          2000           2001         2000
                                                   -----------    -----------   -----------   -----------
Net sales                                           $ 200,293      $ 197,291     $ 614,132     $ 670,908
Cost of sales                                         154,482        155,969       471,617       534,616
                                                    ---------      ---------     ---------     ---------
    Gross profit                                       45,811         41,322       142,515       136,292
Selling, general and administrative expenses           35,881         35,951       108,688       113,302
                                                    ---------      ---------     ---------     ---------
    Operating income                                    9,930          5,371        33,827        22,990
Interest expense, net                                     856          2,919         4,012         8,881
Equity in (loss) income of affiliated companies          (605)         2,608         1,760         1,252
                                                    ---------      ---------     ---------     ---------
    Earnings from continuing operations
     before income taxes                                8,469          5,060        31,575        15,361
Income taxes                                            2,625          2,098         9,788         6,178
                                                    ---------      ---------     ---------     ---------
    Earnings from continuing operations                 5,844          2,962        21,787         9,183
Earnings from discontinued operations,
    net of income taxes                                  --             --            --            --
                                                    ---------      ---------     ---------     ---------
     Net earnings                                   $   5,844      $   2,962     $  21,787     $   9,183
                                                    =========      =========     =========     =========
Earnings per share-basic
  Continuing operations                             $    0.21      $    0.11     $    0.78     $    0.33
  Discontinued operations                                --             --            --            --
                                                    ---------      ---------     ---------     ---------
     Net earnings                                   $    0.21      $    0.11     $    0.78     $    0.33
                                                    =========      =========     =========     =========
Earnings per share-diluted
  Continuing operations                             $    0.20      $    0.11     $    0.76     $    0.33
  Discontinued operations                                --             --            --            --
                                                    ---------      ---------     ---------     ---------
     Net earnings                                   $    0.20      $    0.11     $    0.76     $    0.33
                                                    =========      =========     =========     =========

Weighted average basic shares outstanding              27,978         27,842        27,869        27,832
Weighted average diluted shares outstanding            28,960         27,924        28,723        27,859

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED DECEMBER 1, 2001 AND DECEMBER 2, 2000
                                   (Thousands)
                                   (unaudited)

                                                                     December 1,   December 2,
                                                                        2001          2000
                                                                     -----------   -----------
OPERATING ACTIVITIES
Net earnings                                                          $ 21,787      $  9,183
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                   20,221        27,120
        Deferred income tax expense                                        745           182
        Equity in net (income) loss of affiliated companies less than
          (in excess of) dividends received                                653        (2,271)
        Other, net                                                        (569)         (699)
Changes in operating assets and liabilities, net of effect of acquisitions:
        Receivables                                                     (3,653)        4,820
        Inventories                                                      2,362        12,207
        Accounts payable and accrued expenses                           (7,572)       (5,805)
        Accrued and refundable income taxes                                116        (2,689)
        Other, net                                                      (3,800)        4,905
                                                                      --------      --------
          Net cash provided by operating activities                     30,290        46,953
                                                                      --------      --------

INVESTING ACTIVITIES
Capital expenditures                                                    (7,200)      (10,759)
Acquisition of businesses, net of cash acquired                           (247)       (3,545)
Purchases of marketable securities                                      (6,628)       (7,900)
Sales/maturities of marketable securities                                8,593         7,140
                                                                      --------      --------
          Net cash used in investing activities                         (5,482)      (15,064)
                                                                      --------      --------

FINANCING ACTIVITIES
Decrease in net borrowings under revolving credit
  agreement                                                            (24,200)      (32,500)
Proceeds from issuance of other long-term debt                           2,000          --
Payments on other long-term debt                                        (2,846)         (174)
Increase in deferred debt expenses                                        (232)         (521)
Proceeds from issuance of common stock                                   4,051           517
Repurchase and retirement of common stock                                 (284)         (317)
Dividends paid                                                          (4,519)       (4,373)
                                                                      --------      --------
          Net cash used in financing activities                        (26,030)      (37,368)
                                                                      --------      --------

Cash provided by discontinued operations                                   891         2,941
                                                                      --------      --------

Decrease in cash and cash equivalents                                     (331)       (2,538)
Cash and cash equivalents at beginning of period                         4,689         7,192
                                                                      --------      --------
Cash and cash equivalents at end of period                            $  4,358      $  4,654
                                                                      ========      ========

Supplemental schedule of non-cash investing activities:
Net assets contributed to PPG Auto Glass, LLC (see Note 3)                --        $ 30,507
                                                                      ========      ========

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Summary of Significant Accounting Policies
         ------------------------------------------
         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 1, 2001 and December 2, 2000, the results of operations for the three months and nine months ended December 1, 2001 and December 2, 2000 and cash flows for the nine months ended December 1, 2001 and December 2, 2000. Certain prior-year amounts have been reclassified to conform to the current period presentation.

         The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended March 3, 2001. The results of operations for the three months and nine months ended December 1, 2001 and December 2, 2000 are not necessarily indicative of the results to be expected for the full year.

         The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November. The fiscal 2002 nine-month period, ended December 1, 2001, contains 39 weeks whereas the fiscal 2001 nine-month period contained 40 weeks.

2.       Inventories
         -----------
         (Thousands)                            December 1,  March 3,
                                                   2001        2001
                                                -----------  --------
         Raw materials                            $18,963    $20,124
         Work-in process                            6,218      6,259
         Finished                                  10,801     12,406
         Cost and earnings in excess of
            billings on uncompleted contracts       2,217      1,645
                                                  -------    -------
           Total inventories                      $38,199    $40,434
                                                  =======    =======

3.       Investments
         -----------
         The Company has acquired, through joint ventures, investments that are accounted for by the equity method. The nature and extent of these investments change over time.

         In July 2000, the Company and PPG Industries combined their U.S. automotive replacement glass distribution businesses into the joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. On December 1, 2001, the Company's investment in PPG Auto Glass was $31.7 million, of which $7.3 million represents the unamortized excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed. This excess is being amortized over a life of 20 years. In connection with the formation of PPG Auto Glass, the Company agreed to supply the joint venture, through PPG Industries, with most of the Company's windshield fabrication capacity on market-based terms and conditions. In addition, the Company's automobile windshield repair and replacement business agreed to purchase most of its windshield needs from PPG Auto Glass on market-based terms and conditions.

         During the second quarter of fiscal 2002, the Company, PPG Industries and PPG Auto Glass amended the windshield supply agreements to permanently adjust pricing for the windshields manufactured and sold to more accurately reflect market pricing. As a result of these amendments, a portion of earnings that would have previously been reported in equity in income from affiliated companies was reported in operating income in the Auto Glass segment for the current quarter. The impact on the third quarter and the year-to-date results was an increase to operating income of $3.1 million and $6.1 million, respectively, with an offset to income from affiliated companies. Additionally, $1.8 million was recorded as a one-time net increase to operating income in the second quarter as a result of these changes.

         In September, the Company decided to discontinue funding TerraSun, LLC, its research and development joint venture of which the Company had a 50 percent interest. As a result, TerraSun discontinued its operations and its tangible assets have been sold.

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

         At December 1, 2001, accruals totaling $21.7 million represented the remaining estimated net future cash outflows associated with the exit from discontinued operations. The majority of these cash expenditures is expected to be made within the next two to three years. The primary components of the accruals relate to the finalization of certain international construction projects, legal costs and other costs associated with the proceedings noted above.

5.       Earnings Per Share
         ------------------
         The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

                                       Three-Months Ended        Nine-Months Ended
                                    ------------------------  ------------------------
                                    December 1,  December 2,  December 1,  December 2,
         (Thousands)                   2001         2000         2001         2000
                                    -----------  -----------  -----------  -----------
         Basic earnings per
           share-weighted common
           shares outstanding         27,978       27,842       27,869       27,832
         Weighted common shares
           assumed upon exercise
           of stock options              671           82          543           27
         Unvested shares held in
           trust for deferred
           compensation plans            311          ---          311          ---
                                      ------       ------       ------       ------
         Diluted earnings per
           share-weighted common
           shares and common
           shares equivalent
           outstanding                28,960       27,924       28,723       27,859
                                      ======       ======       ======       ======

6.       Commitments and Contingent Liabilities
         --------------------------------------
         At December 1, 2001, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of December 1, 2001 was approximately $13.9 million.

         The Company has also entered into a number of noncompete agreements for the benefit of the Company. As of December 1, 2001, the Company was committed to make future payments of $0.7 million under such agreements.

         The Company has been party to various legal proceedings incidental to its normal operating activities. In particular, like other suppliers to the construction industry, the Company's construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages. Although it is impossible to predict the outcome of such proceedings, the Company believes, based on facts currently available, that none of such claims will result in losses that would have a material adverse effect on its financial condition.

7.       Comprehensive Earnings
         ----------------------

                                                 Three-Months Ended          Nine-Months Ended
                                              -------------------------  -------------------------
                                              December 1,   December 2,  December 1,   December 2,
         (Thousands)                             2001           2000       2001           2000
                                              -----------   -----------  -----------   -----------
         Net earnings                           $5,844         $2,962     $21,787        $9,183
         Transition adjustment related to
           change in accounting for
           derivative instruments and
           hedging activities                        -              -      (1,780)            -
         Unrealized loss on qualifying
           cash flow hedges                       (402)             -        (930)            -
         Change in unrealized gains
           on marketable securities, net
           of $31, $25, $164 and $236,
           tax expense                              60             45         308           438
                                                ------         ------     -------        ------
         Comprehensive earnings                 $5,502         $3,007     $19,385        $9,621
                                                ------         ------     -------        ------

8.       New Accounting Standards
         ------------------------
         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 regarding accounting for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138, establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet either as an asset or liability measured at fair value. SFAS No. 133 requires changes in the derivative's fair value to be recognized in earnings or, for derivatives that hedge market risk related to future cash flows, in accumulated other comprehensive loss/income, unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 on March 4, 2001 and determined its derivative instruments, consisting of interest rate swap agreements, qualify for hedge accounting treatment. The adoption resulted in the Company recording the fair value of its interest rate swap agreements as a liability with an offsetting adjustment to other comprehensive earnings of $1.8 million. The net present liability associated with these interest rate swap agreements was $2.7 million at December 1, 2001.

         In June 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets will cease and instead the carrying value of these assets will be evaluated for impairment by applying a fair-value based test on at least an annual basis. The Company must adopt SFAS No. 142 on March 3, 2002. The

         Company is evaluating the impact of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

         In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This standard is required to be adopted by the Company beginning on March 3, 2002. Management is currently assessing the details of this standard and is preparing a plan of implementation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------

The following selected financial data should be read in conjunction with the Company's Form 10-K for the year ended March 3, 2001 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings
------------------
Consolidated net sales for the third quarter ended December 1, 2001 were $200.3 million, compared to $197.3 million in the same period last year. Third quarter earnings were $0.20 diluted earnings per share, or $5.8 million, versus $0.11 diluted earnings per share, or $3.0 million in the fiscal 2001 period.

Fiscal 2002 year-to-date figures include one less week compared to the year-to-date period a year ago. Fiscal 2002 year-to-date net sales decreased 8 percent, to $614.1 million, compared to $670.9 million a year ago, while net earnings increased 137 percent to $21.8 million, or $0.76 per share diluted, from $9.2 million, or $0.33 per share diluted, in the prior year. Fiscal 2002 year-to-date net sales decreased 2.1 percent compared to a year ago, after being adjusted for the formation of PPG Auto Glass, LLC joint venture in July 2000.

Third Quarter Fiscal 2002 Compared to Third Quarter Fiscal 2001
---------------------------------------------------------------
The following table compares three and nine month results for the current year with corresponding periods a year ago, as a percentage of sales, for each caption.

                                               Percentage of Net Sales
                                        Three-Months Ended    Nine-Months Ended
                                        -------------------   -----------------
                                         Dec. 1,   Dec. 2,    Dec. 1,   Dec. 2,
                                          2001      2000       2001      2000
                                         -------   -------    -------   -------
Net sales                                100.0     100.0       100.0     100.0
Cost of sales                             77.1      79.1        76.8      79.7
                                         -----     -----       -----     -----
     Gross profit                         22.9      20.9        23.2      20.3
Selling, general and
 administrative expenses                  17.9      18.2        17.7      16.9
                                         -----     -----       -----     -----
     Operating income                      5.0       2.7         5.5       3.4
Interest expense, net                      0.4       1.5         0.7       1.3
Equity in income of affiliated
 companies                                (0.4)      1.4         0.3       0.2
                                         -----     -----       -----     -----
     Earnings from continuing
      operations before income taxes       4.2       2.6         5.1       2.3
Income taxes                               1.3       1.1         1.6       0.9
                                         -----     -----       -----     -----
     Earnings from continuing operations   2.9       1.5         3.5       1.4
Earnings from discontinued operations       --        --          --        --
                                         -----     -----       -----     -----
     Net earnings                          2.9       1.5         3.5       1.4
                                         =====     =====       =====     =====
Effective tax rate                        31.0%     41.5%       31.0%    40.2%

Third quarter consolidated gross profit, as a percentage of net sales, was 22.9%, up from 20.9% in the prior year third quarter. The primary factor contributing to the increase in gross profit percentage was a higher percentage of Architectural segment revenues for the third quarter of fiscal 2002 as compared to the same period a year ago. Improved manufacturing performance and higher-margin product sales at the Architectural segment also contributed to the increase in gross profit percentage. The Auto Glass segment also had improved margins as a result of the pricing amendments to the PPG Auto Glass supply agreements made during the second quarter of fiscal 2002, as well as a lower cost structure. These increases were offset by decreased margins at the Large-Scale Optical segment due to significantly lower volume in both business units comprising this segment, compared to the prior year's third quarter.

Third quarter selling, general and administrative (SG&A) expenses remained unchanged over the prior year quarter, while SG&A as a percentage of sales decreased to 17.9% from 18.2%. Key components within the decrease in SG&A expenses are decreased depreciation and bad debts expense, offset by increased incentive accruals.

Net interest expense decreased 71%, compared to the prior-year quarter, as a result of significantly lower borrowing levels and lower interest rates.

The Company's equity in loss from affiliated companies was $0.6 million in the third quarter of fiscal 2002 versus an equity in income of $2.6 million in the prior-year quarter. The amendments made to the supply agreements related to the PPG Auto Glass joint venture in the Company's current year second quarter led to lower earnings during the quarter for PPG Auto Glass. This decline was somewhat offset by lower costs at the TerraSun joint venture which was shut down during the third quarter. The discontinuance of TerraSun operations is anticipated to have no adverse impact on the Company's operations or outlook for the balance of fiscal 2002 or fiscal 2003.

The effective income tax rate of 31.0% decreased from the effective rate of 41.5% a year ago. The reduction is due to the relationship of book and tax differences as a percentage of pre-tax income. The Company expects the effective income tax rate to be 31.0% for fiscal 2003.

In the third quarter of fiscal 2002, as expected, the Company received $1.1 million from settlements of legal issues related to discontinued operations. These collections exceeded payments of $0.9 million, which caused an increase in the reserves. The Company believes its reserves for discontinued operations are adequate.

In the third quarter of fiscal 2002, the Company reported earnings from continuing operations of $5.8 million, or $0.20 diluted earnings per share. This compared to earnings from continuing operations of $3.0 million, or $0.11 diluted earnings per share, in the third quarter of fiscal 2001.

Segment Analysis
----------------
During fiscal 2001, the Company realigned its operating business units into three reporting segments. The following table presents sales and operating income for the Company's three segments and on a consolidated basis for three and nine months compared to the corresponding periods a year ago. Operating results are discussed below.

                                          Three-Months Ended                     Nine-Months Ended
                               --------------------------------------------------------------------------
                               December 1,   December 2,      %      December 1,   December 2,        %
(Thousands)                       2001          2000         Chg        2001          2000           Chg
                               --------------------------------------------------------------------------
Net Sales
Architectural                   $124,619      $107,168        16%      $360,904      $331,285          9%
Large-Scale Optical               16,078        24,869       (35)        51,565        66,148        (22)
Auto Glass                        59,597        65,308        (9)       201,670       273,799        (26)
Intersegment elimination              (1)          (54)       98             (7)         (324)        98
                                --------      --------       ---       --------      --------        ---
     Net sales                  $200,293      $197,291         2%      $614,132      $670,908         (8)%
                                ========      ========       ===       ========      ========        ===

Operating Income
Architectural                   $  9,056      $  5,661        60%      $ 25,076      $ 17,988         39%
Large-Scale Optical               (1,469)        3,254       N/M         (2,961)        3,573        N/M
Auto Glass                         2,616        (3,041)      N/M         12,998         3,177        309
Corporate and other                 (273)         (503)       46         (1,286)       (1,748)        26
                                --------      --------       ---       --------      --------        ---
     Operating income           $  9,930      $  5,371        85%      $ 33,827      $ 22,990         47%
                                ========      ========       ===       ========      ========        ===

N/M=Not meaningful

Architectural Products and Services (Architectural)
---------------------------------------------------
Net sales for the third quarter of fiscal 2002 for the Architectural segment, the Company's largest segment, grew 16 percent to $124.6 million, compared to $107.2 million in the prior-year quarter with all facilities experiencing revenue growth for the current quarter. Operating income increased 60 percent to $9.1 million, from $5.7 million a year ago. The segment's strong performance continues to be the result of increased revenue, more efficient and effective operations, and a higher-margin product mix. The operating margin for the third quarter of fiscal 2002 increased to 7.3 percent from 5.3 percent in the previous-year period.

Large-Scale Optical Technologies (LSO)
--------------------------------------
In the third quarter, revenues were $16.1 million, compared to $24.9 million in the prior-year period. The segment reported an operating loss of $1.5 million, compared to operating income of $3.3 million in the same period last year. The severe downturn in the PC industry and the slowdown in retail framing markets, along with the closure of the San Diego facility earlier this year, continue to significantly impact the segment's performance.

Automotive Replacement Glass and Services (Auto Glass)
------------------------------------------------------
Net sales for the third quarter of fiscal 2002 at the Auto Glass segment declined 9 percent to $59.6 million from $65.3 million a year ago, as revenues were impacted by reduced volumes and competitive pricing pressures. The segment reported operating income of $2.6 million, compared to a loss of $3.0 million in the same period last year due to a combination of improvements in the retail business and changes in PPG Auto Glass, LLC supply agreements. The retail business benefited from operational improvements and cost reductions implemented late last year. Approximately half of the operating income improvement resulted from amendments made to the supply agreements related to the PPG Auto Glass joint venture, effective beginning the second quarter of this year. These amendments permanently adjusted pricing to the joint venture from Apogee's windshield manufacturing business, resulting in higher income for the segment.

Consolidated Backlog
--------------------
On December 1, 2001, the Company's consolidated backlog was $195.6 million, which increased slightly from the same period a year ago. Despite the slowdown and uncertainty in the construction industry, the Architectural segment backlog is up slightly from the second quarter to $191.5 million and represented 98 percent of the Company's consolidated backlog. Although the level is consistent with the past three quarters, the segment is experiencing delays, rather than cancellations, in the backlog, which leads to less predictability in short-term projects and related staffing, planning and operations. Backlog at the LSO segment fell $6.2 million from year-end, as a result of the severe downturn in the PC industry and the closing of the Viratec San Diego facility in the first quarter of fiscal 2002.

Liquidity and Capital Resources
-------------------------------
Financial Condition
-------------------
Net cash provided by operating activities
Cash provided by operating activities for the nine months ended December 1, 2001 totaled $30.3 million compared to $47.0 million in the same prior-year period. The higher net earnings for the year were offset by a decrease in the level of inventory reduction in the current year as compared to the prior year due to the formation of the PPG Auto Glass joint venture in the prior year. Timing of collections of receivables also impacted the lower level of cash provided from operating activities.

Net cash used in investing activities
New capital investment through the first nine months of fiscal 2002 totaled $7.2 million, versus $10.8 million in the same period a year ago. The Company expects to incur capital expenditures as necessary to maintain existing facilities which should total less than $15 million for the year.

Net cash provided by financing activities
Total debt was $81.0 million at December 1, 2001, down from the $104.5 million outstanding at March 3, 2001. The majority of the Company's long-term debt consisted of bank borrowings under the Company's revolving credit agreement. Cash provided by operating activities was more than sufficient to finance the period's investing activities and cash dividend requirements; therefore the Company continued to pay off debt. At December 1, 2001, the Company's debt-to-total capital ratio declined to 33 percent, a significant improvement from 48 percent at the end of last year's third quarter.

Effective June 1, 2000, the Company amended its revolving credit agreement in conjunction with the pending joint venture with PPG that subsequently closed in July 2000. The amendment resulted in a decrease in borrowing capacity from $253 million to $200 million.

The Company anticipates outstanding borrowings to decline slightly over the course of the year. The Company believes that cash from operating activities and the available credit facility will provide adequate liquidity for the remainder of the fiscal year.

Shareholders' Equity
--------------------
At December 1, 2001, Apogee's shareholders' equity was $165.7 million. Book value per share was $5.86, up from $5.33 per share at March 3, 2001, with outstanding common shares increasing nominally during the period. Net earnings and proceeds from common stock issued in connection with the Company's stock-based compensation plans accounted for the increase, slightly reduced by dividends paid.

Outlook
-------
Despite the construction industry slowdown and the continued softness in the LSO segment markets, the Company anticipates full year earnings from continuing operations to be significantly better than last year's earnings. The Company expects full year, diluted net earnings per share from continuing operations to be $0.85 to $0.90, compared to fiscal 2001 diluted net earnings per share of $0.54, of which $0.48 was from continuing operations.

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

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. The aforementioned changes in interest rates affecting the Company's financial instruments would result in approximately a $250,000 impact to net earnings. As interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

The Company uses interest swaps to fix a portion of its variable rate borrowings from fluctuations in interest rates. As of December 1, 2001, the Company has interest swaps covering $35 million of variable rate debt. The net present liability associated with these swaps is $2.7 million at December 1, 2001.

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

Given the Company's balanced foreign exchange position described above, a 10 percent adverse change in foreign exchange rates upon which these contracts are based would result in exchange losses from these contracts that would, in all material respects, be fully offset by exchange gains on the underlying net monetary exposures for which the contracts are designated as hedges. As of December 1, 2001, the Company had $2.1 million of forward contracts outstanding.

Cautionary Statement
--------------------
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate,"

"intend," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are "forward-looking statements," and are based on management's current expectations or beliefs of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, those noted below. There can be no assurances given that the ongoing reorganization and realignment of Harmon AutoGlass will lead to successful operating results now or in the future. There can be no assurances that PPG Auto Glass, Apogee's automotive replacement glass distribution joint venture with PPG Industries, will achieve favorable long-term operating results. In addition, there can be no assurances that Apogee's Architectural segment, which primarily serves high-end markets with value-added products, will not be negatively impacted by the slowing economy. There also can be no assurances that there will not be additional erosion in the Large-Scale Optical segment revenues due to the severe downturn in the PC industry and a slowdown in retail markets.

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

                            PART II OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a)      Exhibits:
         ---------
         None

(b)      Reports on Form 8-K
         -------------------
         The Company's Current Report on Form 8-K filed November 30, 2001, related to Rights Agreement, dated as of October 19, 1990, and amended as of June 28, 1995, February 22, 1999, December 7, 1999, and July 2, 2001 between the Company and The Bank of New York.

                                                                  CONFORMED COPY



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        APOGEE ENTERPRISES, INC.


Date: January 11, 2002                  /s/ Russell Huffer
                                        ---------------------------------------
                                        Russell Huffer
                                        Chairman, President and
                                          Chief Executive Officer

Date: January 11, 2002                  /s/  Michael B. Clauer
                                        ---------------------------------------
                                        Michael B. Clauer
                                        Executive Vice President and
                                          Chief Financial Officer