Form 10-K
period 2002-03-02
APOGEE ENTERPRISES INC
filed 2002-04-19
CIK 6845

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 2, 2002

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

                          __________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ____.
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     The aggregate market value of voting and non-voting stock of the registrant on March 31, 2002 was $345,674,800 (based on closing stock price of $12.20 per share as reported by Nasdaq).

     The number of shares outstanding of the registrant's Common Stock, $0.33 1/3 par value per share, outstanding at March 31, 2002 was 28,334,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III hereof incorporates information by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held June 18, 2002.

                           APOGEE ENTERPRISES, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                    For the fiscal year ended March 2, 2002

                  Description                                   Page
                  -----------                                   ----
PART I
------
      Item 1.     Business                                        3

      Item 2.     Properties                                      8

      Item 3.     Legal Proceedings                               9

      Item 4.     Submission of Matters to a Vote
                  of Security Holders                             9

                  Executive Officers of the Registrant            9
PART II
-------

      Item 5.     Market for the Registrant's
                  Common Equity and Related
                  Shareholder Matters                            10
+

      Item 6.     Selected Financial Data                        11

      Item 7.     Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                      13

      Item 7A.    Quantitative and Qualitative Disclosures
                  About Market Risk                              22

      Item 8.     Financial Statements and
                  Supplementary Data                             22

      Item 9.     Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure                           22

PART III
--------

      Item 10.    Directors and Executive Officers
                  of the Registrant                              23

      Item 11.    Executive Compensation                         23

      Item 12.    Security Ownership of Certain
                  Beneficial Owners and Management               23

      Item 13.    Certain Relationships and
                  Related Transactions                           23
PART IV
-------

      Item 14.    Exhibits, Financial Statement
                  Schedules and Reports on Form 8-K              23

                  Index of Financial Statements and Schedules   F-1

                                    PART I
                                    ------

ITEM 1. BUSINESS
        --------

     The Company
     -----------

     Apogee Enterprises, Inc. was incorporated under the laws of the State of Minnesota in 1949. The Company, through its subsidiaries, is a world leader in technologies involving the design and development of value-added glass products, services and systems. Unless the context otherwise requires, the terms "Company", "Apogee", "we", "us" and "our" as used herein refer to Apogee Enterprises, Inc. and its subsidiaries.

     The Company is comprised of three reporting segments to match the markets they serve:

       . The Architectural Products and Services segment (Architectural) designs, engineers, fabricates, installs, services and renovates the walls of glass and windows comprising the outside skin of commercial and institutional buildings.
       . Large-Scale Optical Technologies segment (LSO) develops and produces high technology glass that enhances the visual performance of products for the display, imaging and picture framing industries.
       . Automotive Replacement Glass and Services segment (Auto Glass) fabricates, repairs and replaces automobile windshields and windows.

     Financial information about the Company's segments can be found in Note 15 to the Consolidated Financial Statements of the Company contained elsewhere in this report. See "Index of Financial Statements and Schedules."

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

     Architectural Products and Services (Architectural)
     ---------------------------------------------------

     The businesses in the Architectural segment include: Viracon, the leading fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., the largest U.S. full-service building glass installation, maintenance and renovation company; Wausau Window & Wall Systems, a manufacturer of custom aluminum windows and curtainwall systems; and Linetec, a high-performance paint and anodizing finisher.

     Viracon fabricates finished glass products and provides glass-coating services. This operating unit purchases flat, unprocessed glass in bulk quantities from which a variety of glass products are fabricated, including insulated, heat-strengthened and laminated architectural glass, and protective glazing laminated glass products that are blast and hurricane resistant. These products all incorporate Viracon's high performance coatings, thereby creating various aesthetic looks along with energy efficiency. In addition, Viracon is also a world leader in its ability to silkscreen paint onto glass, creating custom patterns in a wide array of colors. Viracon's products appear on monumental buildings throughout North America, South America, Asia and Australia.

     The Viracon unit is able to fabricate all types of architectural glass (insulated, laminated and combinations of both) at its Owatonna, Minnesota and Statesboro, Georgia facilities. Combined with its glass coating capabilities, the unit is able to provide a full range of products from these facilities.

     Insulated glass, comprised of two or more pieces of glass separated by a sealed air space, is used in commercial, institutional and residential applications for thermal control. Laminated glass consists of two or more pieces of glass fused with a vinyl interlayer and is used primarily for strength and safety in skylights and in security applications. Viracon's reflective and low-emissivity coatings reduce energy costs and provide innovative design features for window and curtainwall systems. Low-emissivity coatings are metallic film, invisible to the naked eye, deposited on glass which selectively limits the transfer of heat through the glass. Low-emissivity coated glass represents a fast-growing segment of both residential and nonresidential glass markets.

     Viracon markets its products nationally and internationally to glass distributors, contractors and industrial glass fabricators. A substantial portion of its glass product is delivered to customers by Viracon's fleet of company-owned trucks, providing "backhaul" capability for its raw materials, thereby reducing shipping time, transportation costs and breakage expense.

     Harmon, Inc. offers complete design, engineering, installation and replacement or glazing services for commercial, institutional and other buildings in 13 metropolitan areas in the United States. Harmon, Inc. generally emphasizes projects that are non-complex, small, curtainwall projects in comparison to Apogee's discontinued large-scale curtainwall operations. While the installation of building glass in new construction projects is the core business, service and retrofit of the outside skin of older commercial and institutional buildings are adding to future growth. This unit offers 24-hour replacement service for storm or vandalism damage. In-house engineering capabilities allow Harmon, Inc. to duplicate the original design or create a completely new appearance for renovated buildings.

     Wausau Window & Wall Systems (Wausau) designs and manufactures high-quality, thermally-efficient aluminum window and curtainwall systems for commercial and institutional buildings in the United States. These products meet high standards of wind load capacity and resistance to air and moisture infiltration. Wausau's aluminum window frame designs are engineered to be thermally efficient, utilizing high-strength polyurethane to limit the transfer of heat or cold through the window frame. Products are marketed primarily in the United States through a nationwide network of distributors and a direct sales staff. Sales are made to building contractors for new construction and to building owners for retrofitting older buildings. Wausau maintains design and product engineering staffs to prepare aluminum window and curtainwall system designs to fit customers' needs and to originate new product designs. Wausau's AdVantage product line has been pre-engineered to meet customer's needs for short lead-time while maintaining product quality.

     Linetec has three coating facilities which provide high performance finishing, including anodizing and flouropolymer paints. Anodizing is the electrolytic process of putting a protective, often colored, oxide film on light metal, typically aluminum. Fluoropolymer coatings are high quality paints which are sometimes preferred over anodizing because of the wider color selection. Coatings are applied to window and curtainwall components for industrial metal fabricators (including Wausau), as well as other companies' metal, plastic, wood or glass products. A significant portion of Linetec's revenues are generated from painting home and commercial shutters to a single customer.

     Large-Scale Optical Technologies (LSO)
     --------------------------------------

     Businesses in the LSO segment include: Tru Vue, a North American value-added glass and matboard manufacturer for the custom framing and pre-framed art markets; and Viratec Thin Films, a producer of optical thin film coatings for the global display and imaging markets.

     Tru Vue is one of the largest domestic manufacturers of value-added picture framing glass. Tru Vue provides its customers with a full array of picture framing glass products, including clear, reflection control, which diminishes reflection and enhances clarity, and conservation glass, which substantially blocks ultraviolet rays to protect artwork. Tru Vue compliments its glass product offering with sales of conservation picture framing matboard. The products are distributed primarily in North America through independent distributors which, in turn, supply local picture framing markets. In fiscal 2001, Tru Vue acquired two pre-framed art businesses and during fiscal 2002 added to its fiscal 2001 expansion of its pre-framed art business through the acquisition of Arnold's West Art. Tru Vue continues to convert the framing industry to its proprietary value-added glass, TruGuard, which protects pictures and art from deteriorating in sunlight. For the second consecutive year, Tru Vue has converted more than 1,000 independent framers to its TruGuard product. In anticipation of converting additional frame shops and mass merchandisers, Tru Vue began production on its new UV glass coater in March 2002. The addition of this new line significantly increases Tru Vue's capacity to produce UV blocking glass, its primary value-added glass product.

     Viratec develops advanced, optical coatings on glass and acrylic for display and imaging applications. These products are used in anti-glare computer screens, projection television, first surface mirrors and screens, picture framing glazing, as well as imaging devices such as scanners and copiers. Viratec markets optical coatings to both domestic and foreign customers. These customers provide further assembly, marketing and distribution to end-users. As a result of its primary customer's plans to discontinue its computer monitor operations in San Diego, California, Viratec's Optium coating plant in San Diego, California servicing this customer was closed, as planned, in the first quarter of fiscal 2002.

     Automotive Replacement Glass and Services (Auto Glass)
     ------------------------------------------------------

     Businesses in the Auto Glass segment include: Harmon AutoGlass, a U.S. chain of retail auto glass replacement and repair stores; and Viracon/Curvlite, a U.S. fabricator of aftermarket foreign and domestic car windshields.

     In an effort to enhance efficiency, geographic coverage and customer service in the distribution of auto replacement glass, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses in July 2000 to create a new entity, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34% interest. Harmon AutoGlass opened its first shop over 50 years ago in downtown Minneapolis and today has 444 retail service centers, including co-branded facilities, in over 40 states. In addition to its own shops, Harmon AutoGlass has a network of more than 4,000 affiliated auto glass retailers across the country. While Harmon AutoGlass' primary business is windshield repair and replacement, some Harmon AutoGlass retail stores also offer an inventory of flat glass for home window repair.

     Harmon AutoGlass is committed to its values of safety, quality work and customer service. Harmon AutoGlass believes that it has one of the best customer satisfaction ratings in the industry. Harmon AutoGlass believes that it is an industry leader in employee training by having all of its technicians participate in a rigorous internal certification program. Harmon AutoGlass also requires some of its technicians to obtain certification by the National Glass Association.

     As part of the arrangements with this joint venture, Harmon AutoGlass has committed, under a multi-year contract, to purchase at least 75% of its replacement windshield needs from PPG Auto Glass. Harmon AutoGlass has a long-term contract with APAC Customer Services, Inc. to provide call center insurance claims processing.

     Viracon/Curvlite (Curvlite) fabricates replacement windshields for foreign and domestic automobiles and laminated glass parts for the RV and bus industries. Under a multi-year agreement with PPG, Curvlite's automotive replacement glass production is primarily dedicated to supplying PPG. Curvlite is now fabricating approximately 600 different parts, about half the number manufactured previous to the signed agreement.

     Sources and Availability of Raw Materials
     -----------------------------------------

     Materials used within the Architectural segment include raw glass, vinyl, aluminum extrusions, chemicals, paints and plastic extrusions. All of these materials are readily available from a number of sources and no supplier delays or shortages are anticipated. While certain glass products may only be available at certain times of the year, all standard glass colors are available throughout the year in abundant quantities. Chemicals purchased range from commodity to specifically formulated types of chemistries.

     Materials used within the LSO segment include glass, acrylic substrates, coating materials, chemicals, facing paper and coreboard. Currently, the chemicals used for the UV resistant coating used at Tru Vue are readily available from only one supplier who meets the Company's specifications for this proprietary technology. Tru Vue is currently seeking to qualify other suppliers and alternate technologies.

     Within the AutoGlass segment, raw materials consist of flat glass, vinyl and urethane, which is available from a number of sources, and auto glass, which Harmon AutoGlass is contractually obligated to buy at least 75% from PPG Auto Glass.

     The Company believes a majority of its raw materials are available from a variety of domestic sources.

     Trademarks and Patents
     ----------------------

     The Company has several nationally recognized trademarks and trade names which it believes have significant value in the marketing of its products. Within the Architectural segment, Linetec(R) is a registered trademark of the Company. AdVantage is a listed trademark of the Company.

     Within the LSO segment, Viratec(R), Tru Vue(R), TruGuard(R), Conservation Clear(R) and Conservation Reflection Control(R) are registered trademarks. Optium, Museum Glass and Perfect Vue are listed trademarks of the Company. Viratec Thin Films has obtained several patents pertaining to its glass coating methods. Tru Vue holds several patents on its proprietary products, including its UV coating and etch processes for non-reflective glass. Despite being a point of differentiation from its competitors, no single patent is considered to be material to the Company.

     Within the Auto Glass segment, Harmon AutoGlass(R) and Harmon Glass(R) are registered trademarks of the Company. PPG Auto Glass is a trademark of PPG Industries.

     The Company has maintained various patents related to Terrasun, the Company's research and development joint venture which the Company discontinued funding in fiscal 2002.

     Customers
     ---------

     The customers within the Architectural Segment include building owners, architects, general and sub-contractors and building product manufacturers. The businesses within this segment primarily serve customers requiring custom made-to-order products.

     The LSO segment serves a customer base consisting of customers with specific made-to-order requests as well as those needing standard inventoried products. This segment serves retailers of custom picture framing services and pre-framed art and original equipment manufacturers
     (OEMs).

     The customers within the Auto Glass segment are a diverse group that include consumers, insurance companies, commercial fleets, body shops, automotive dealers and end-users. No one customer accounts for 10% or more of the Company's consolidated revenues, although, because of the supply agreement with PPG in the connection with the formation of the auto glass distribution joint venture with PPG, PPG has become the primary customer of Curvlite. Between Automotive Replacement Glass (ARG) and flat glass, PPG accounts for approximately 80% of the total volume at Curvlite. The Company believes that the amounts received from such transactions represent the amounts that would normally be received from unrelated third parties for similar transactions.

Due to the diversity of the markets, channels of distribution and the geographic location of customers, it is management's opinion that the loss of any single customer within any of the segments, other than PPG as a purchaser of windshields from Curvlite, would not have a material, adverse effect on the Company, as a whole.

Backlog
-------

At March 2, 2002, the Company's total backlog of orders considered to be firm was $196.5 million compared with $200.2 million at March 3, 2001. Of this amount, approximately $192.7 million and $190.0 million of the orders were in the Architectural segment at March 2, 2002 and March 3, 2001, respectively.

Competition
-----------

The Company's businesses are in industries that are, in general, fairly mature and highly competitive.

The companies within the Architectural segment primarily serve the custom portion of the construction market in which the primary competitive factors are product quality, reliable service and the ability to provide technical engineering and design services. In recent times, there has been a shift in competition within the Architectural segment's largest business unit, Viracon. This shift has moved from three glass fabricators with less capacity than Viracon to include additional competition from regional glass fabricators with shorter lead times incorporating high performance, post-temperable glass products into their insulated glass products. The availability of these products has enabled the regional fabricators to bid on larger projects than in the past. Harmon, Inc. competes against local and regional construction companies and glazing contractors where the primary competitive factors are quality engineering and service. Wausau competes against several major aluminum window manufacturers while Linetec competes against regional paint and anodizing companies.

Businesses within the LSO segment also compete with several large integrated glass manufacturers and numerous smaller specialty fabricators. Product pricing, service and quality are the primary competitive factors in these markets. The Company's competitive strength includes its excellent relationships with its customers.

The Auto Glass segment competes with other auto glass shops, glass warehouses, car dealers, body shops and glass fabrication facilities on the basis of pricing and customer service. Its competition consists of national and regional chains as well as significant local competition.

Markets
-------

The markets that the businesses within the Architectural segment serve are very competitive, price and lead-time sensitive and affected by changes in the commercial construction industry as well as in general economic conditions. Viracon is well positioned as the leader in North America in the supply of high performance architectural glass products to the commercial building industry and also sells into international markets. Viracon offers industry standard warranties on its products and service, priding itself on complete and on-time performance to customer requests. Viracon also offers a wide range of products that meet or exceed performance specifications required in its markets.

Harmon, Inc. bids and negotiates curtainwall and window projects that are generally under $5.3 million due to certain terms to a non-compete agreement with the buyer of the Company's discontinued large-scale curtainwall operations. The primary market for Harmon, Inc. is new construction projects. However, service and renovation of older buildings continue to add to the growth of this business unit. In-house engineering capabilities allow Harmon, Inc. to duplicate the original design or create a completely new appearance for renovated buildings.

Wausau typically provides window or wall quotations to glazing subcontractors, who in-turn bid more inclusive glass and glazing packages to general contractors for projects in the United States. At all levels, the low-bid is an advantageous competitive position, if specified performance, warranty, aesthetic and operational characteristics are met. On complex work, engineering capability and ease of installation also become qualifying factors for window and wall manufacturers. With products at the high end of the performance scale, and one of the industry's best standard warranties, Wausau effectively leverages a well-earned reputation for engineering, quality and delivery dependability into a position as a preferred provider. Wausau markets its products in the United States through a domestic network of distributors and its direct sales staff.

The markets served by Linetec include architectural, industrial and commercial metal fabricators, as well as building product manufacturers and interior window covering businesses in the United States.

The markets that the businesses within the LSO segment serve are very competitive, highly responsive to new products and price sensitive. Tru Vue competes in the value-added and conservation glass and matboard markets in North America based on the product performance afforded by its proprietary, patented processes. It is the only company in the picture framing industry that has been able to produce its UV products in any meaningful supply and at a consistent, high level of quality. Tru Vue competes in the pre-framed art markets based in North America, marketing its pre-framed art products primarily to end consumers and retailers.

Viratec serves the display, imaging, large-area projection televisions and art glass products markets with anti-reflective and highly reflective products. Viratec has been hit hard by the economic slowdown in the consumer electronics markets, but continues to develop new products through its in-house engineering team.

The markets that the businesses in the Auto Glass segment serve tend to be seasonal in nature with first and second quarter revenues at 26% and 29% of full-year revenues, respectively, followed by third and fourth quarter revenues at 23% and 22%, respectively. These markets are influenced by a variety of factors, including weather, new car sales, speed limits, road conditions, the economy, and average annual number of miles driven. The primary competitive factors in this segment are convenience of service and price. The pricing structure in this market has changed significantly in recent years as insurance companies seek volume pricing at discounted rates from historical levels and attempt to enter into preferred or exclusive provider arrangements with a limited number of providers. Consequently, margins have narrowed at the retail and manufacturing levels, in which the Auto Glass segment operates.

The manufacturing business within this segment, Curvlite, serves primarily two windshield markets, domestic and foreign automotive replacement glass (ARG) and OEM windshields for recreational vehicles and buses. The ARG business is extremely price competitive and becoming more service oriented. Product quality and performance are required for all competitors. Pricing through the entire supply chain has been affected by overcapacity in the market and imports. Recently, the anti-dumping petition filed by the Company and two other petitioners against the Chinese manufacturers of automotive replacement glass was successful in achieving the goal of additional duties applied to automotive replacement glass manufactured in China.

Research and Development
------------------------

The amount spent on research and development activities over the past three fiscal years was $2.8 million in fiscal 2002, $3.0 million in fiscal 2001 and $2.4 million in fiscal 2000.

In fiscal 2002, the Company decided to discontinue funding TerraSun, LLC, its research and development joint venture of which the Company had a 50% interest. As a result, TerraSun ceased its operations. TerraSun had been developing holographic optical technologies for lighting and energy systems applications.

Environment
-----------

To comply with environmental regulations, Linetec's Wausau, WI paint facility utilizes an oxidizer to remove volatile organic compounds (VOC's) generated from the spraying of solvent-based paints. Linetec also sends excess paint and area liquids to a certified waste treatment facility for disposal. In addition to these processes, caustic soda and other anodizing chemicals are used in Linetec's anodizing operation. This is discharged into the local municipal waste water. During fiscal 2003, Linetec will spend approximately $1.0 million to install a local waste water filter press to remove solids before discharge into the local municipal system.

The Company's Tru Vue facility also has a process in which caustic soda is neutralized prior to discharge into a waste water treatment facility. The controlled waste residue from the UV coating process is hauled away and disposed of by licensed, regulated haulers. Tru Vue also removes acid fumes through a wet-scrubbing system.

The Company's Viracon and Viratec facilities ship their scrap glass to a company that recycles glass. Viracon also uses non-lead paint in its silkscreening process.


Employees
---------

The Company employed 5,321 persons at March 2, 2002, of whom approximately 811 were represented by labor unions. The Company is a party to 45 collective bargaining agreements with several different unions. Approximately 2% of the collective bargaining agreements will expire during fiscal 2003. The number of collective bargaining agreements to which the Company is a party will vary with the number of cities with active nonresidential construction contracts. The Company considers its employee relations to be very good and has not recently experienced any significant loss of work days due to strike.

     Foreign Operations and Export Sales
     -----------------------------------

     During the years ended March 2, 2002, March 3, 2001 and February 26, 2000, the Company's export sales, principally from Architectural operations, amounted to approximately $35.0 million, $40.0 million and $42.1 million, respectively.

ITEM 2.  PROPERTIES
         ----------

     The following table lists, by segment, the Company's major facilities as of March 2, 2002, the general use of the facility and whether it is owned or leased by the Company.

      Facility                                     Location            Owned/Leased    Function
      --------                                     --------            ------------    --------
      Architectural Products and Services
      -----------------------------------
      Viracon                                      Owatonna, MN        Owned           Mfg./Admin.
      Viracon                                      Statesboro, GA      Owned           Mfg.
      Viracon - Temp II Bldg.                      Owatonna, MN        Owned           Mfg.
      Harmon, Inc. Headquarters                    Minneapolis, MN     Leased          Administrative
      Wausau Window & Wall Systems                 Wausau, WI          Owned           Mfg./Admin.
      Wausau Window & Wall Systems - Plant II      Wausau, WI          Owned           Mfg.
      Wausau Window & Wall Systems - Plant III     Wausau, WI          Owned           Mfg.
      Wausau Window & Wall Systems - Plant V       Stratford, WI       Leased          Mfg.
      Linetec (Painting)                           Wausau, WI          Owned           Mfg./Admin.
      Linetec (Painting)                           Villa Rica, GA      Leased          Mfg.
      Linetec (Anodizing)                          Wausau, WI          Owned           Mfg.

      Large-Scale Optical Technologies
      --------------------------------
      Tru Vue                                      McCook, IL          Owned           Mfg./Admin.
      Tru Vue                                      Orlando, FL         Owned           Mfg./Admin.
      Balangier Designs, Inc.                      Little Ferry, NJ    Leased          Mfg./Admin.
      Balangier Designs, Inc.                      Salt Lake City, UT  Leased          Mfg.
      Viratec Thin Films, Inc.                     Faribault, MN       Owned           Mfg./Admin.
      Viratec Thin Films, Inc. (1)                 San Diego, CA       Leased          Mfg.

      Automotive Replacement Glass and Services
      -----------------------------------------
      Harmon AutoGlass Headquarters                Minneapolis, MN     Leased          Administrative
      Viracon/Curvlite                             Owatonna, MN        Owned           Mfg./Admin.
      National Distribution Center                 Owatonna, MN        Owned           Warehouse/Admin.

      Other
      ----
      Apogee Corporate Office                      Minneapolis, MN     Leased          Administrative

     1. Space has been vacated since the shut-down of the facility during the second quarter of fiscal 2002 and is being marketed for sub-lease.

     In addition to the locations indicated above, at fiscal year-end, the Automotive Replacement Glass and Services segment operated 270 Harmon AutoGlass retail locations and 174 co-branded facilities nationally. The majority of such locations are leased. Also, Architectural Products and Services' Harmon, Inc. unit operates 14 leased locations. The Company owns four distribution centers that are currently leased to PPG Auto Glass.

     The Viracon/Curvlite plant, a Wausau Window & Wall Systems facility, the Linetec paint facility, and the Tru Vue facility in Florida were constructed with the use of proceeds from industrial revenue bonds issued by those cities. These properties are considered owned since, at the end of the bond term, title reverts to the Company.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     Apogee has been a party to various legal proceedings incidental to its normal operating activities. In particular, like other companies in the construction industry, the Company's businesses in the construction business, including those that are discontinued, are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages. Although it is impossible to predict the outcome of such proceedings, the Company believes, based on facts currently available to management, that none of such claims will result in losses that would have a material adverse effect on its financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter ended March 2, 2002.

     EXECUTIVE OFFICERS OF THE REGISTRANT
     ------------------------------------

              NAME             AGE   POSITION
              ----             ---   --------
          Russell Huffer       52    Chairman, President and Chief Executive Officer

          Michael B. Clauer    45    Executive Vice President and Chief Financial Officer

          Joseph T. Deckman    58    Executive Vice President

          Larry D. Stordahl    59    Executive Vice President

          Patricia A. Beithon  48    General Counsel and Secretary

          Gary R. Johnson      40    Vice President and Treasurer

          James S. Porter      41    Vice President of Strategy and Planning

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

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         -----------------------------------------------------------------
         MATTERS
         -------

Market Information
------------------

Apogee common stock is traded on the Nasdaq National Market, under the ticker symbol APOG. Stock price quotations are printed daily in major newspapers. During the fiscal year ended March 2, 2002, the average trading volume of Apogee common stock was 4,043,000 shares per month, according to Nasdaq.

As of March 31, 2002, there were 28,334,000 shares of common stock outstanding, of which about 9.2% were owned by officers and directors of Apogee. At that date, there were approximately 1,927 shareholders of record and 6,400 shareholders for whom securities firms acted as nominees.

The following chart shows the quarterly range and year-end closing bids for one share of the Company's common stock over the past five fiscal years.

             Quarter              Quarter              Quarter              Quarter          Year
                I                   II                   III                  IV             End
        -----------------    -----------------    -----------------    -----------------    ------
1998    14.000  -  21.250    17.750  -  22.625    21.125  -  25.000    10.375  -  23.250    12.938
1999    11.813  -  15.250    11.125  -  15.500     8.125  -  12.875     8.750  -  12.375     8.750
2000     8.750  -  13.750     7.875  -  14.313     5.688  -   8.625     4.000  -   6.313     5.000
2001     3.313  -   5.500     3.250  -   4.531     4.313  -   6.063     4.625  -   9.500     9.000
2002     6.281  -  11.990     9.250  -  15.700     6.860  -  17.000     9.990  -  18.650    11.300

Dividends
---------

It is Apogee's policy, subject to Board review and approval, to pay quarterly cash dividends in May, August, November and February. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly and annual cumulative, cash dividends per share for the past five fiscal years. Subject to future operating results, available funds and the Company's future financial condition, the Company intends to continue paying cash dividends, when and if declared by its Board of Directors.

                       Quarter    Quarter    Quarter     Quarter
                          I         II         III         IV        Year
                       --------------------------------------------------
              1998      0.045      0.045       0.050      0.050     0.190
              1999      0.050      0.050       0.053      0.053     0.205
              2000      0.053      0.053       0.053      0.053     0.210
              2001      0.053      0.053       0.053      0.053     0.210
              2002      0.053      0.053       0.055      0.055     0.215

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

The following information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.

(In thousands, except per share data and
percentages)*                                            2002            2001         2000           1999            1998
--------------------------------------------------------------------------------------------------------------------------------
Operating Results
Net sales                                             $ 802,315     $  865,200     $  840,488    $     788,062     $  731,094
Gross profit                                            187,728        178,997        167,235          170,415        165,139
Operating income                                         44,127         31,894         19,418           43,352         45,659
Earnings (loss) from continuing operations               26,142         13,361          3,071           20,245         24,114
Earnings (loss) from discontinued operations                ---          1,641          9,104            4,988        (75,169)
Net earnings (loss)                                      26,142         15,002         12,175           25,233        (51,055)
Earnings (loss) per share - basic
     From continuing operations                            0.94           0.48           0.11             0.73           0.87
     From discontinued operations                          0.00           0.06           0.33             0.18          (2.70)
     Net earnings (loss)                                   0.94           0.54           0.44             0.91          (1.84)
Earnings (loss) per share - diluted
     From continuing operations                            0.91           0.48           0.11             0.73           0.85
     From discontinued operations                          0.00           0.06                            0.18          (2.65)
     Net earnings (loss)                                   0.91           0.54           0.44             0.91          (1.80)
Effective tax rate - %                                     31.0           39.9           50.8             37.6           37.4

Operating Ratios
Gross margin - %                                           23.4           20.7           19.9             21.6           22.6
Operating margin - %                                        5.5            3.7            2.3              5.5            6.2
Net margin - continuing operations - %                      3.3            1.5            0.4              2.6            3.3
Net margin - %                                              3.3            1.7            1.4              3.2           (7.0)
Return on:
     Average shareholders' equity - %                      16.4           10.5            9.1             21.0          (36.2)
     Average invested capital - %                           9.6            5.0            3.7              8.3          (16.7)
     Average total assets - %                               6.2            3.3            2.6              5.8          (12.5)

Funds Flow Data
Depreciation and amortization                         $  27,034     $   34,229     $   33,019      $    25,798     $   22,463
Capital expenditures                                     10,466         14,823         44,025           77,392         37,892
Dividends                                                 6,078          5,834          5,833            5,666          5,251

Year-End Data
Total assets                                          $ 409,116     $  432,679     $  481,154      $   466,389     $  405,526
Current assets                                          175,084        175,191        214,422          204,308        206,858
Current liabilities                                     127,239        137,437        135,397          119,796         97,750
Working capital                                          47,845         37,754         79,025           84,512        109,108
     Current ratio                                          1.4            1.3            1.6              1.7            2.1
Long-term debt                                           69,098        104,206        164,371          165,097        151,967
     % of invested capital                                 26.0           37.6           50.2             51.0           53.1
Shareholders' equity                                    170,934        148,292        137,772          130,664        109,600
     % of invested capital                                 64.3           53.5           42.1             40.4           38.3

Investment Information
Dividends per share                                   $    .215     $    0.210     $    0.210            0.205          0.190
Book value per share                                       6.03           5.33           4.97             4.73           3.99
Price range during year:
     High                                                 18.65           9.50          14.31            15.50             25
     Low                                                   6.28           3.25              4             8.13          10.38
     Close                                                11.30              9              5             8.75          12.94
Price/earnings ratio at year-end                             13             17             11               10             NM
Dividend yield at year-end - %                              1.9            2.3            4.2              2.4            1.5
Shares outstanding at year-end (in thousands)            28,334         27,825         27,743           27,623         27,453
Average monthly trading volume (in thousands)             4,043          3,545          2,666            1,962          4,065
--------------------------------------------------------------------------------------------------------------------------------

(In thousands, except per share data and
percentages)*                                       1997          1996          1995        1994**         1993           1992
-----------------------------------------------------------------------------------------------------------------------------------
Operating Results
Net sales                                        $ 642,226    $  567,823     $ 516,022     $ 426,400     $  367,878     $  364,578
Gross profit                                       143,761       116,426       102,400        84,184         71,141         67,193
Operating income                                    44,628        34,729        31,535        23,803          8,779          2,730
Earnings (loss) from continuing operations          26,827        20,656        19,160        16,279          6,657         (1,300)
Earnings (loss) from discontinued operations          (607)       (2,820)       (6,110)      (12,446)        (2,143)         9,805
Net earnings (loss)                                 26,220        17,836        13,050         3,833          4,514          8,505
Earnings (loss) per share - basic
     From continuing operations                       0.98          0.76          0.72          0.62           0.25          (0.05)
     From discontinued operations                    (0.02)        (0.10)        (0.23)        (0.47)         (0.08)          0.36
     Net earnings (loss)                              0.96          0.66          0.49          0.14           0.17           0.32
Earnings (loss) per share - diluted
     From continuing operations                       0.96          0.76          0.71          0.61           0.25          (0.05)
     From discontinued operations                    (0.02)        (0.10)        (0.23)        (0.47)         (0.08)          0.36
     Net earnings (loss)                              0.93          0.65          0.48          0.14           0.17           0.31
Effective tax rate - %                                31.5          35.4          35.1          32.6           28.8         (113.5)

Operating Ratios
Gross margin - %                                      22.4          20.5          19.8          19.7           19.3           18.4
Operating margin - %                                   6.9           6.1           6.1           5.6            2.4            0.7
Net margin - continuing operations - %                 4.2           3.6           3.7           3.8            1.8           (0.4)
Net margin - %                                         4.1           3.1           2.5           0.9            1.2            2.3
Return on:
     Average shareholders' equity - %                 16.9          13.5          10.9           3.4            4.0            7.6
     Average invested capital - %                      9.2           7.6           6.7           2.4            3.0            5.7
     Average total assets - %                          7.1           5.5           4.5           1.6            2.1            4.2

Funds Flow Data
Depreciation and amortization                    $  17,860    $   13,122     $  11,972     $  12,423     $   12,344     $   14,407
Capital expenditures                                34,203        20,038        22,603        11,447          6,393          9,985
Dividends                                            4,806         4,453         4,154         3,841          3,584          3,505

Year-End Data
Total assets                                     $ 410,522    $  327,233     $ 317,085     $ 257,877     $  213,372     $  212,282
Current assets                                     159,095       149,414       155,608       123,301        102,869        112,847
Current liabilities                                 86,178        83,574        90,876        92,536         61,702         63,786
Working capital                                     72,916        65,840        64,732        30,765         41,167         49,061
     Current ratio                                     1.8           1.8           1.7           1.3            1.7            1.8
Long-term debt                                     127,640        79,102        80,566        35,688         28,419         25,267
     % of invested capital                            39.4          32.5          35.6          21.6           18.7           17.0
Shareholders' equity                               172,150       138,922       124,628       114,062        112,336        113,780
     % of invested capital                            53.1          57.0          55.1          69.0           74.1           76.6

Investment Information
Dividends per share                              $   0.175    $    0.165     $   0.155     $   0.145     $    0.135     $    0.130
Book value per share                                  6.17          5.14          4.64          4.28           4.26           4.23
Price range during year:
     High                                            23.75          9.88          9.25          8.88           6.38              9
     Low                                              9.63          6.50          5.75          5.13           4.13           4.75
     Close                                           19.88          9.81          8.63          7.25           5.81           6.13
Price/earnings ratio at year-end                        21            15            18            50             34             19
Dividend yield at year-end - %                         0.9           1.7           1.9           2.0            2.3            2.1
Shares outstanding at year-end (in thousands)       27,882        27,034        26,886        26,624         26,354         26,922
Average monthly trading volume (in thousands)        4,795         1,776         1,613           519            644          1,386
----------------------------------------------------------------------------------------------------------------------------------

* Share and per share data have been adjusted for the fiscal 1997 stock dividend.
**Fiscal 1994 figures reflect the cumulative effect of a change in accounting for income taxes, which increased net earnings by $0.5 million, or 2 cents per share.
NM=Not meaningful

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Introduction
Apogee Enterprises, Inc. is a world leader in technologies involving the design and development of value-added glass products, services and systems. We are organized in three segments:
     . The Architectural Products and Services segment (Architectural) designs, engineers, fabricates, installs, services and renovates the walls of glass and windows comprising the outside skin of commercial and institutional buildings. The businesses in this segment include:
          Viracon, the leading fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., the largest U.S. full-service building and glass installation, maintenance, and renovation company; Wausau Window & Wall Systems, a manufacturer of custom, aluminum windows and curtainwall systems; and Linetec, a high-performance paint and anodizing finisher.
     . Large-Scale Optical Technologies segment (LSO) develops and produces high technology glass that enhances the visual performance of products for the display, imaging and picture framing industries. The businesses in this segment include: Tru Vue, a North American value-added glass and matboard manufacturer for the custom framing and pre-framed art markets; and Viratec Thin Films, a producer of optical thin film coatings for the global display and imaging markets.
     . Automotive Replacement Glass and Services segment (Auto Glass) fabricates, repairs and replaces automobile windshields and windows. The businesses in this segment include: Harmon AutoGlass, a U.S. chain of retail auto glass replacement and repair stores; and Viracon/Curvlite, a U.S. fabricator of aftermarket foreign and domestic car windshields.

Performance
The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the past three fiscal years.

(Percent of Net Sales)                                   2002          2001          2000
-------------------------------------------------------------------------------------------
Net sales                                                100.0%       100.0%        100.0%
Cost of sales                                             76.6         79.3          80.1
                                                         -----        -----         -----
      Gross profit                                        23.4         20.7          19.9
Selling, general and
  administrative expenses                                 17.9         17.0          17.6
                                                         -----        -----         -----
      Operating income                                     5.5          3.7           2.3
Interest expense, net                                      0.7          1.3           1.3
Equity in (loss) income of affiliated companies           (0.1)         0.2          (0.3)
                                                         -----        -----         -----
      Earnings from continuing operations
           before income taxes                             4.7          2.6           0.7
Income taxes                                               1.4          1.1           0.4
                                                         -----        -----         -----
     Earnings from continuing operations                   3.3          1.5           0.3
       Earnings from discontinued operations, net          0.0          0.2           1.1
                                                         -----        -----         -----
          Net earnings                                     3.3%         1.7%          1.4%
-------------------------------------------------------------------------------------------

Fiscal 2002 Compared To Fiscal 2001
Consolidated net sales decreased 7% in fiscal 2002 to $802.3 million from $865.2 million in fiscal 2001. Net sales decreased 1% compared to the prior year, after being adjusted for the July 2000 formation of PPG Auto Glass, LLC (PPG Auto Glass) joint venture. The results of the Auto Glass distribution unit, which we contributed to the joint venture, were not included in our continuing operations in fiscal 2002, as they were through the second quarter of fiscal 2001. The remaining net decrease is attributable to volume reductions and lower pricing from competitive pressures in the Auto Glass segment and slowdown in the markets served by the LSO segment. These reductions were partially offset by increased revenues in our Architectural segment due to increased volume and more efficient and effective operations. Additionally, fiscal 2002 comprised of 52 weeks versus 53 weeks in fiscal 2001.

On a consolidated basis, cost of sales, as a percentage of net sales, fell to 76.6% for fiscal 2002, improving from 79.3% in fiscal 2001. The primary factors were efficiencies gained in our Architectural segment, as well as cost reductions and sales of higher-margin product mix in that segment. These improvements impacted margin by 3.2%. The net of the formation of the PPG Auto Glass joint venture and pricing amendments to the PPG Auto Glass supply agreements made during the second quarter of fiscal 2002 increased margins by 0.4%. These increases were offset by significant margin reductions within the LSO segment.

Selling, general and administrative (SG&A) expenses, as a percentage of sales, increased to 17.9% from 17.0%, but decreased $3.5 million. Key components attributable to the decline in SG&A expenses were reductions in depreciation, and salaries and related costs in the Auto Glass segment to reduce its overall cost structure. These declines were partially offset by increased performance-based incentive expenses and training costs.

Net interest expense decreased to $5.2 million for fiscal 2002 from $11.1 million in fiscal 2001 reflecting significantly lower borrowing levels and a lower weighted-average interest rate under the revolving credit agreement. Also contributing to this decrease were interest components of tax refunds received during the year.

Our equity in loss from affiliated companies was $1.0 million in fiscal 2002 versus equity in income of $1.5 million in the prior year. The amendments made to the supply agreements related to the PPG Auto Glass joint venture in the current year second quarter led to lower earnings during the year for PPG Auto Glass. This decline was somewhat offset by lower costs at the TerraSun joint venture, which was shut down during the third quarter of fiscal 2002.

Our effective income tax rate of 31.0% of pre-tax earnings from continuing operations decreased from the 39.9% of pre-tax earnings from continuing operations reported in fiscal 2001. This reduction was due to a decrease in tax reserves as a result of the closure of certain tax periods and due to the relationship of permanent book and tax differences.

Our fiscal 2002 earnings from continuing operations increased to $26.1 million or $0.91 diluted earnings per share. This compared to earnings from continuing operations of $13.4 million, or $0.48 diluted earnings per share, a year earlier. The increase in earnings is largely attributable to the revenue and productivity gains within our Architectural segment, a reduced cost structure in the auto glass related businesses, and lower interest and taxes, offset by losses in our LSO segment.

We did not report earnings from operations of discontinued businesses in fiscal 2002. In fiscal 2001, we reported earnings from operations of discontinued businesses of $1.6 million after tax, or $0.06 diluted earnings per share. Our fiscal 2002 net earnings were $26.1 million, or $0.91 diluted earnings per share. This compared to $15.0 million, or $0.54 diluted earnings per share, a year ago.

Segment Analysis

Architectural Products and Services

(In thousands)                                        2002            2001           2000
-------------------------------------------------------------------------------------------
   Net sales                                        $479,364       $ 441,466      $ 394,104
   Operating income                                   34,396          27,393         20,513
   Depreciation and amortization                      16,617          16,111         15,693
   Capital expenditures                                5,078           6,257         23,382
   Assets                                            225,038         225,668        226,929
-------------------------------------------------------------------------------------------

Architectural net sales for fiscal 2002 increased 9% to $479.4 million from $441.5 million in fiscal 2001. The increase is due to an increase in the number of curtainwall installation projects, due to the new renovation initiatives and growth at new and mature shops, and improved operations allowing for more capacity and shipments at our window systems and curtainwall manufacturing business.

Operating income for the segment in fiscal 2002 increased 26% to $34.4 million from $27.4 million in the prior year. The resultant operating margins increased to 7.2% for fiscal 2002 from 6.2% in fiscal 2001. The majority of the improvement in operating income was driven by sales mix changes to higher margin products and efficiencies in manufacturing in glass fabricating, partially offset by slightly lower margins in installation.

The segment's depreciation and amortization and capital expenditures remained flat for the period compared to prior year. Total assets at the end of fiscal 2002 were consistent with those at the end of fiscal 2001.

Large-Scale Optical Technologies


(In thousands)                                        2002               2001             2000
----------------------------------------------------------------------------------------------
   Net sales                                       $67,829            $90,768          $69,934
   Operating (loss) income                          (4,350)             4,571             (540)
   Depreciation and amortization                     3,292              5,916            5,354
   Capital expenditures                              2,229              2,677           17,254
   Assets                                           53,781             68,489           77,538
----------------------------------------------------------------------------------------------

LSO net sales of $67.8 million decreased 25% over fiscal 2001. The decrease in net sales and resulting operating loss were a direct result of the severe downturn in the PC industry and the slowdown in retail framing markets, along with the closure of the San Diego facility during the first quarter of the year. LSO reported an operating loss of $4.4 million for fiscal 2002, compared to operating income of $4.6 million for fiscal 2001.

Depreciation and amortization decreased to $3.3 million for fiscal 2002 from $5.9 million for the prior year due to sale and leaseback agreements entered into on certain production equipment during fiscal 2001. The leases are accounted for as operating leases in accordance with SFAS No. 13, Accounting for Leases. Capital expenditures for fiscal year 2002 were $2.2 million compared to $2.7 million in fiscal 2001.

Total assets decreased to $53.8 million at the end of fiscal 2002 from $68.5 million at the end of fiscal 2001. This decrease is attributable to the sale of assets from the shutdown of the San Diego facility, and an overall reduction in working capital requirements due to the slowdown.

Automotive Replacement Glass and Services


(In thousands)                                        2002              2001             2000
---------------------------------------------------------------------------------------------
   Net sales                                      $255,133          $333,311         $377,499
   Operating income                                 16,088             1,429              184
   Depreciation and amortization                     6,527            11,873           10,615
   Capital expenditures                              3,101             5,922            3,918
   Assets                                           84,508            96,595          123,040
---------------------------------------------------------------------------------------------

Auto Glass net sales decreased 23% to $255.1 million in fiscal 2002. Segment revenues, which declined 9% compared to fiscal 2001 after being adjusted for the PPG Auto Glass joint venture, decreased due to reduced retail unit volumes from loss of market share and lower prices as a result of competitive pricing pressures. Market data indicates that unit demand for replacement auto glass in the U.S. increased 4% during fiscal 2002.

Auto Glass operating income increased to $16.1 million for fiscal 2002 from operating income of $1.4 million in fiscal 2001 due to a combination of improvements in the retail business and changes in PPG Auto Glass supply agreements. Approximately 70% of the operating income improvement resulted from amendments made to the supply agreements related to the PPG Auto Glass joint venture, effective beginning the second quarter of this year. These amendments permanently adjusted pricing to the joint venture from our windshield manufacturing business, resulting in higher income for the segment. The remaining gains were the result of operational improvements and cost reductions implemented late fiscal 2001 for retail. At the end of fiscal 2002, Auto Glass had 270 Harmon AutoGlass retail locations and 174 co-branded facilities. The segment continues to pursue opportunities to increase utilization and improve efficiencies.

Depreciation and amortization decreased to $6.5 million for fiscal 2002 from $11.9 million for the prior year. This is the result of certain significant computer hardware and software applications becoming fully depreciated during fiscal 2001. Capital expenditures for fiscal year 2002 were $3.1 million compared to $5.9 million in fiscal 2001.

Total assets decreased to $84.5 million at the end of fiscal 2002 from $96.6 million at the end of fiscal 2001. This decrease is attributable to the reduction of distribution business assets not included in the contribution to the PPG Auto Glass joint venture. We sold certain remaining assets and realized the reduction of working capital assets. In addition, there were reductions in working capital requirements due to reductions of receivables in the retail business.


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

Apogee's equity in income from affiliated companies was $1.5 million in fiscal 2001 compared to equity in loss from affiliated companies of $2.8 million a year ago. Income associated with the Company's PPG Auto Glass joint venture, including rationalization and other transaction related adjustments, was offset by the Company's TerraSun research and development joint venture. The PPG Auto Glass joint venture formed on July 29, 2000, combined the Company's and PPG Industries, Inc.'s (PPG) U.S. automotive replacement glass distribution businesses into a newly formed entity, PPG Auto Glass, with the Company having a 34% ownership interest in the joint venture. Fiscal 2000 results were largely attributable to TerraSun.

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

Apogee's fiscal 2001 net earnings were $15.0 million, or $0.54 diluted earnings per share. This compared to $12.2 million, or $0.44 diluted earnings per share, a year ago. The return on average shareholders' equity was 10.5% fiscal 2001versus 9.1% for fiscal 2000.

Segment Analysis


Architectural Products and Services. Architectural net sales for fiscal 2001 increased 12% over fiscal 2000. Viracon reported an increase in net sales of 18%, mostly due to the increased capacity from the full-year impact associated with the completion of the Statesboro facility. Additionally, strong customer demand for Viracon's high-performance architectural glass products significantly improved sales volume. Harmon, Inc., reported a 19% increase in net sales, primarily due to an increased number of curtainwall installation projects and Linetec improved sales by 5%. These increases were offset by a slowdown in shipments at Wausau Window & Wall Systems due to the facility not being able to fill its available short lead-time capacity during the second half of the year.

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

Large-Scale Optical Technologies. LSO net sales of $90.8 million represented a 30% increase over fiscal 2000. Tru Vue reported a 25% improvement in sales due to increased demand for their high margin, value-added glass products. Additionally, Tru Vue expanded its pre-framed art business through the acquisitions of Balangier Fine Art and Designs, and Corporate Art Services, Inc. These acquisitions represent 40% of the Tru Vue increase for fiscal 2001 sales. Viratec reported a net sales increase of 37% over fiscal 2000 levels due to strong operational improvement that allowed for significant volume growth.

LSO operating income of $4.6 million for fiscal 2001 compared favorably to an operating loss of $0.5 million for fiscal 2000. The increase was the result of the increased sales volume at both of the segment's operations as well as the impact of sales of higher margin products from Tru Vue and improved equipment utilization at Viratec. These increases were offset by acquisition related integration costs at Tru Vue and the impact of shutdown costs for Viratec's San Diego facility. The shut down of the San Diego facility will not have a material impact on next year's financial results.

Automotive Replacement Glass and Services. Auto Glass net sales decreased 12% to $333.3 million in fiscal 2001. Fiscal 2001 revenues for the segment grew 4% compared to the prior year after being adjusted for the formation of the PPG Auto Glass joint venture. Net sales of the auto glass retail unit decreased 2% compared with those of a year ago due, in part, to soft demand for auto replacement glass services. The retail unit volume decrease was offset by unit price increases. Market data indicates that unit demand for replacement auto glass in the U.S. rose 4.2% during fiscal 2001. In an effort to improve margins, Harmon AutoGlass closed retail facilities and implemented strategies to reduce low margin business. This resulted in a reduction in volume of 14.9%.

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

Related Party Transactions

As a result of our 34% interest in PPG Auto Glass of which PPG has the remaining interest, various contracts and transactions the Company enters into with PPG Auto Glass are deemed to be "related party" transactions. Under the terms of this multi-year agreement, the Company's retail auto glass business is committed to purchasing at least 75% of its replacement windshield needs from PPG Auto Glass. The terms are negotiated on an arms length basis. We believe that the amounts received from or paid for such transactions represent the amounts that would normally be received, or paid to unrelated third parties for similar transactions.

Discontinued Operations

During fiscal 2001, the Company completed the sale of substantially all of the assets of VIS'N Service Corporation (VIS'N), a non-auto glass focused, third-party administered claims processor, in two separate transactions with no impact to net earnings. In fiscal 2000, the Company completed the sale of 100% of the stock of its large-scale domestic curtainwall business, Harmon, Ltd. The sale of Harmon, Ltd. and the Company's detention/security business in fiscal 1999, combined with the fiscal 1998 exit from international curtainwall operations effectively removed the Company from the large-scale construction business. All of the above-mentioned businesses are presented as discontinued operations in the accompanying financial statements and notes. Prior periods have been restated.

At March 2, 2002, accruals totaling $19.7 million represented the remaining estimated future cash outflows associated with the exit from discontinued operations. The majority of these cash expenditures are expected to be made within the next two to three years. The primary components of the accrual relate to the remaining exit costs from the international curtainwall operations of our large-scale construction business, legal costs and other costs associated with the proceedings noted above. The long-term elements within the accrual related to the international curtainwall operations include bonds outstanding of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts, and product liability issues, consisting of warranty and rework issues on these international construction projects.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 regarding accounting for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138, establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet either as an asset or liability measured at fair value. SFAS No. 133 requires changes in the derivative's fair value to be recognized in earnings or, for derivatives that hedge market risk related to future cash flows, in accumulated other comprehensive loss/income, unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 on March 4, 2001 and determined its derivative instruments, consisting of interest rate swap agreements, qualify for hedge accounting treatment. The adoption resulted in the Company recording the fair value of its interest rate swap agreements as a liability for $1.8 million with an offsetting adjustment to other comprehensive earnings, net of tax, of $1.1 million. The net present liability associated with these interest rate swap agreements was $2.5 million at March 2, 2002.

In June 2001, FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets will cease and instead the carrying value of these assets will be evaluated for impairment by applying a fair-value based test on at least an annual basis. We must adopt SFAS No. 142 on March 3, 2002 and we are currently evaluating the effects adoption will have on our consolidated financial statements. Goodwill amortization expense recorded during fiscal 2002 was $1.5 million.

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement, which addresses financial accounting and reporting for the impairment and disposal of long-lived assets, will be adopted on March 3, 2002, with no impact on our financial statements.

Liquidity and Capital Resources

(In thousands, except percentages)               2002              2001
-----------------------------------------------------------------------
Cash provided by operations                   $53,284           $62,069
Capital expenditures                           10,466            14,823
Proceeds from dispositions of property          5,598            17,834
Payments on long-term debt, net                38,296            60,703
Debt to invested capital                         26.0%             37.6%


Operating activities. Cash provided by continuing operating activities of $53.3 million decreased by $8.8 million compared to last year. This is the result of increasing working capital by $0.6 million versus a reduction of $8.4 million in fiscal 2001. Net income plus noncash charges was essentially flat compared to the prior year.

Investing activities. Fiscal 2002 investing activities used cash of $3.2 million as compared to $1.1 million of cash provided in fiscal 2001 as a result of the receipt of $16.0 million related to a sales and leaseback transaction of operating equipment in the prior year. New capital investment in fiscal 2002 totaled $10.5 million, versus $14.8 million and $44.0 million in fiscal 2001 and 2000, respectively. The decreases over the past two years are the result of completing and starting up the significant projects initiated over the preceding two years.

In fiscal 2003, the Company expects to incur capital expenditures as necessary to maintain existing facilities and information systems. Fiscal 2003 expenditures are expected to be less than $25.0 million.

In fiscal 2002, the Company had proceeds on the sale of certain land, buildings and equipment totaling $5.6 million compared to $17.8 million in fiscal 2001. Included in the fiscal 2002 and fiscal 2001 amounts were sales and leaseback agreements on miscellaneous equipment totaling $2.1 million and $16.0 million, respectively. We are not expecting to have any such agreements for fiscal 2003.

Financing activities. Payments on long-term debt decreased to $38.3 million for fiscal 2002 from $60.7 million for fiscal 2001. We continued to focus on debt reduction during fiscal 2002, evidenced by the reduction in our debt to invested capital percentage, which improved to 26.0% at the end of fiscal 2002 from 37.6% at the end of fiscal 2001. Long-term debt, including current installments of $0.6 million, stood at $69.7 million at March 2, 2002 compared to $104.5 million at

March 3, 2001. The majority of our long-term debt at the end of the year, $60.7 million, consisted of bank borrowings under a syndicated revolving credit facility.

Other financing activities

                                        Future Cash Payments Due by Period
----------------------------------------------------------------------------
(In thousands)                          2003           2004    After 2004
----------------------------------------------------------------------------
Long-Term Debt                       $   640        $61,240          $ 7,858
Operating Leases (Undiscounted)       15,317         11,944           27,804
Other Obligations                        382            183               25
                                     -------        -------          -------
     Total Cash Obligations          $16,339        $73,367          $35,687
                                     =======        =======          =======

For fiscal 2003, we expect that outstanding borrowings will generally decline over the course of the year. We believe that current cash on hand, cash generated from operating activities, and the available credit facility should be adequate to fund our working capital requirements and planned capital expenditures through fiscal 2003. If we are unable to generate enough cash through operations to satisfy our working capital requirements and planned capital expenditures, we have available funds from our syndicated revolving credit facility.

On March 2, 2002, we had a total of $125.0 million available under the syndicated revolving credit facility of which $60.7 million was in use. This facility, which expires in May 2003, permits borrowing at competitive interest rates and is available for general corporate purposes. During fiscal 2001, we reduced the credit facility from $275.0 million to $200.0 million. During fiscal 2002, we reduced the credit facility from $200.0 million to $125.0 million. Our receivables, inventory, equipment and intangibles secure the credit facility. Based upon our satisfaction of certain financial covenants during fiscal 2001, we have the right to cause this security interest to be released upon our request. At March 2, 2002, we were in compliance with all financial covenants of the credit facility.

In April 2002, we expect to enter into a new, four-year, unsecured, committed credit facility in the amount of $125.0 million. This credit facility will require us to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio (EBITDA divided by interest expense) of more than 3.0 and a debt to EBITDA ratio of less than 3.0. At March 2, 2002, these ratios were 9.8 and 1.0, respectively. If we are not in compliance with these ratios at the end of any quarter, the debt can be accelerated. Upon establishment of this new credit facility, the parties to the previously existing $125.0 million secured credit facility are expected to agree to terminate the previously existing credit facility.

During fiscal 2002, $2.0 million of variable rate industrial revenue bonds were issued and the resulting proceeds were loaned to us to finance a portion of our capital projects in Faribault, MN and McCook, IL. In April 2002, an additional $1.0 million of variable rate industrial bonds were issued and the resulting proceeds were loaned to the Company to finance a portion of our capital projects in Wausau, WI.

In fiscal 1999, we entered into an interest rate swap agreement, which expires in fiscal 2004, that effectively converted $25.0 million of variable rate borrowings into a fixed rate obligation. In fiscal 2000, we entered into an interest rate swap agreement, which expires in fiscal 2003, which effectively converted $10.0 million of variable rate borrowings into a fixed rate obligation. During fiscal 2002, we extended each of these swap agreements one year and modified the fixed rate obligation.

We experienced a material increase in our risk retention for our third-party product liability coverages effective for fiscal 2003. A material rework event would have a material adverse effect on our operating results.

From time to time, we acquire the use of certain assets, such as warehouses, automobiles, forklifts, trucks, office equipment and some manufacturing equipment through operating leases. Many of these operating leases have termination penalties. However, because the assets are used in the conduct of our business operations, it is unlikely that any significant portion of these operating leases would be terminated prior to the normal expiration of their lease terms. Therefore, we consider the risk related to termination penalties to be minimal.

Outlook

Overall revenue growth for fiscal 2003 versus fiscal 2002 is anticipated to be flat to low single digits, with year-on-year growth occurring in the second half.

   - Architectural segment is expected to have flat to low single digit revenue growth for the year, with second half growth dependent on an improving construction industry. The segment's focus on complex, value-added projects results in longer lead times from project approval to production, creating the temporary softness moving from the fourth quarter of fiscal 2002 into the first quarter of fiscal 2003.
  - LSO segment revenues are expected to grow in the high single digits, driven by the timing of improvements in retail consumer electronics and framing markets and the expected success of new product initiatives.
  - Automotive replacement glass segment revenues are expected to be approximately flat, as single digit windshield volume growth is slightly offset by customer mix and competitive pricing. Volume growth will be driven by improving industry conditions and retail's ability to gain market share.

Gross margin percentages are expected to improve slightly, with operating efficiencies achieved largely through Six Sigma and other process improvement initiatives, which should offset increases in wages, health care and insurance costs. At the same time, there is expected to be increased margin pressure in the Architectural and Auto Glass segments driven by competitive actions in soft markets. Selling, general and administrative expenses will grow slightly, as will the amount as a percent of sales, due to investments in marketing and information technology initiatives.

Earnings per share are expected to grow, with the year-on-year growth anticipated to begin starting in the third quarter when the improving economy should positively impact Apogee's value-added architectural and LSO businesses.

Critical Accounting Policies

Management has evaluated the accounting policies used in the preparation of the accompanying financial statements and related notes and believes those policies to be reasonable and appropriate. We believe that the most critical accounting policies applied in the presentation of our financial statements relate to accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated. Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. The most important contingencies impacting our financial statements are as follows:

  - Collectibility of accounts receivable - We establish allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment experience. We feel that there is no concentration of credit risk due to the diversity of our markets, channels of distribution, and the geographic location of customers.

  - Disputes and claims regarding product liability and warranties - Occasionally, we are subject to claims associated with our products and services, principally as a result of disputes with our customers involving our architectural products. The time period from when a claim is asserted to when it is resolved either by dismissal, negotiation, settlement, or litigation can be several years. Additionally, while we maintain product liability insurance, the arrangements include significant self-retention of risk in the form of policy deductibles. In addition, certain claims could be determined to be uninsured. We accrue based on our estimates of known claims, as well as anticipated claims for possible product warranty and rework costs.

  - Discontinued operations - We accrue for the remaining estimated future cash outflows associated with the exit from discontinued operations. The majority of these cash expenditures are expected to be made within the next two to three years. The primary components of the accrual relate to the remaining exit costs from the international curtainwall operations of our large-scale construction business. These long-term accruals include settlement of the outstanding bonds, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts; and product liability issues and legal costs may be incurred, as they relate to our warranties and possible rework issues on the international and domestic construction projects.

  - Self-insurance reserves - We obtain substantial amounts of commercial insurance for potential losses for general liability, workers' compensation and automobile liability risk. However, an amount of risk is retained on a self-insured basis through a wholly owned insurance subsidiary. Reserve requirements are established based on actuarial projections of ultimate losses.

  - Taxes - We estimate our income taxes for each of the jurisdictions in which we operate. We include differences between our deferred tax assets and tax liabilities in our consolidated balance sheet. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. Significant judgement is required in determining our provisions for income taxes, our deferred tax assets and liabilities, and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.

As part of our ongoing financial reporting process, a collaborative effort is undertaken involving Apogee managers with financial responsibility for financial reporting, credit, product and project management, quality, legal, and tax and outside advisors such as consultants, engineers, lawyers and actuaries. The results of this effort provide management with the necessary information on which to base their judgments on these contingencies and develop the estimates used to prepare the financial statements. We believe that the amounts recorded in the accompanying financial statements related to these contingencies are based on the best estimates and judgments of the appropriate Apogee management. However, outcomes could differ from our estimates and could materially adversely affect our future operating results, financial position and cash flows.

Impact of Inflation

Our financial statements are prepared on a historical cost basis, which does not completely account for the effects of inflation. The cost of uncoated glass, one of our primary raw materials, was slightly higher as compared to the prior year as our vendors were able to pass on the impact of higher natural gas costs for part of the year. In the case of our glass fabrication unit, we were able to pass a portion of this cost onto our customers so there was relatively no impact. We expect the cost of glass to be flat or increase slightly in fiscal 2003. While our construction and supply contracts are at fixed prices, the material components are usually based on firm quotes obtained from suppliers. Labor costs, including taxes and fringe benefits, rose in fiscal 2002 and a moderate increase also can be anticipated for fiscal 2003. While these and other inflationary and market pressures on costs are expected in fiscal 2003, we anticipate that ongoing improvements in manufacturing efficiencies and reductions in overhead will mitigate the negative effect of inflation and selling prices on fiscal 2003 operating income.

Market Risks

Our principal market risk is sensitivity to interest rates, which is the risk that changes in interest rates will reduce net earnings of the Company. To manage our direct risk from changes in market interest rates, management actively monitors the interest sensitive components of our balance sheet, primarily debt obligations, as well as market interest rates in order to minimize the impact of changes in interest rates on net earnings and cash flow.

We use interest swaps to fix a portion of our variable rate borrowings from fluctuations in interest rates. As of March 2, 2002, we had interest swaps covering $35.0 million of variable rate debt. The net present liability associated with these swaps is $2.5 million at the end of fiscal 2002.

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. This change in interest rates affecting our financial instruments would result in approximately a $0.1 million impact to net earnings. As interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

We have a policy of using forward exchange contracts to hedge our net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities, and future firm commitments of our operations. Forward exchange contracts are also used from time to time to manage near-term foreign currency cash requirements. The primary objective of these hedging activities is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized.

As of March 2, 2002, we had $2.1 million of forward contracts outstanding. A 10% adverse change in foreign exchange rates would result in exchange losses from these contracts that would, in all material respects, be fully offset by exchange gains on the underlying net monetary exposures for which the contracts are designated as hedges.

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

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements.
These uncertainties and other risk factors include, but are not limited to, those noted below. There can be no assurances given that Harmon AutoGlass will effectively leverage its operational improvements to recapture market share and increase sales.

     There can be no assurances that PPG Auto Glass, Apogee's automotive replacement glass distribution joint venture with PPG Industries, will achieve favorable long-term operating results. In addition, there can be no assurances that Apogee's Architectural segment, which serves high-end markets with value-added products, will not be further impacted by the slowing economy. There also can be no assurances that there will not be additional erosion in the LSO segment revenues due to the severe downturn in the PC industry and a slowdown in retail markets.

     A number of other factors should be considered in conjunction with this report's forward-looking statements, any discussion of operations or results by the Company or its representatives and any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company. These other factors are set forth in the cautionary statement filed as Exhibit 99 to the Company's Annual Report on Form 10-K, and include, without limitation, cautionary statements regarding changes in economic and market conditions, factors related to competitive pricing, quality, facility utilization, new product introductions, seasonal and cyclical conditions and customer dependency. Also included are other risks related to financial risk, self-insurance, environmental risk and discontinued operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          -----------------------------------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------

     On April 11, 2002, the Company determined not to re-engage its independent auditors, Arthur Andersen LLP ("Arthur Andersen") and appointed Deloitte & Touche LLP (D&T) as its new independent auditors, effective upon completion of the audit for the fiscal year-ended March 2, 2002. This determination followed the Company's decision to seek proposals from independent accounting firms with respect to the engagement of independent accountants to audit the Company's financial statements for the fiscal year ending March 1, 2003. The decision not to re-engage Arthur Andersen and to retain D&T was approved by the Company's Board of Directors on April 11, 2002 upon the recommendation of its Audit Committee.

     The reports of Arthur Andersen on the financial statements of the Company for the past two fiscal years ended March 2, 2002 and March 3, 2001 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period through April 11, 2002, (i) there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference thereto in their report on the financial statements for such years. In addition, the Company believes that during the two most recent fiscal years and through April 11, 2002, there have been no reportable events. (As defined in Item 304 (a) (1) (v) of Regulations S-K of the Securities and Exchange Commission.)

     The Company did not, during the Company's two most recent fiscal years prior to the auditor change and the subsequent interim period through April 11, 2002, consult with D&T regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that D&T concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a Disagreement with Arthur Andersen or a Reportable Event.

     The Company reported the change in accountants on Form 8-K on April 18, 2002. The Form 8-K contained a letter from Arthur Andersen, addressed to the Securities and Exchange Commission stating that it agreed with the comments in clause (i) of the second paragraph of the above statements, and was not in a position to agree or disagree with the comments in the remainder of the above statements.

                                   PART III
                                   --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

     The information required by this item, other than the information set forth in Part I above under the heading "Executive Officers of the Registrant", is set forth under the headings "Item 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 18, 2002, which will be filed with the Securities and Exchange Commission pursuant to Regulation A of the Securities Exchange Act of 1934. This information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------

     The information required by this item is set forth under the headings "Executive Compensation" and "Item 1: Election of Directors - Compensation of Directors" in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 18, 2002, which will be filed with the Securities and Exchange Commission pursuant to Regulation A of the Securities Act of 1934. This information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

     The information required by this item is set forth under the headings "Security Ownership of Principal Shareholders" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 18, 2002, which will be filed with the Securities and Exchange Commission pursuant to Regulation A of the Securities Exchange Act of 1934. This information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

     The information required by this item is set forth under the heading "Item 1: Election of Directors - Compensation of Directors" in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 18, 2002, which will be filed with the Securities and Exchange Commission pursuant to Regulation A of the Securities Exchange Act of 1934. This information is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

     (a) and (d)  Financial Statements and Financial Statement Schedules -
           The consolidated financial statements and schedules of the Registrant listed in the accompanying "Index of Financial Statements and Schedules" together with the reports of Arthur Andersen LLP, independent auditors, are filed as part of this report.
     (b) Reports on Form 8-K
           During the quarter ended March 2, 2002, the Company did not file any reports on Form 8-K.
     (c) Exhibits -
           The information called for by this Item is contained in a separate section of this report. See "Exhibit Index."

                                 - SIGNATURES -


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date:  April 19, 2002

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



SIGNATURE                                                           TITLE                                 DATE
----------------------------------------------------------------------------------------------------------------------
                                                   Chairman, President, CEO and Director
 /s/ Russell Huffer                                (Principal Executive Officer)                  April 19, 2002
----------------------------------------         ------------------------------------------     ----------------------
 Russell Huffer

                                                   Executive VP & CFO (Principal Financial
 /s/ Michael B. Clauer                             and Accounting Officer)                        April 19, 2002
----------------------------------------         ------------------------------------------     ----------------------
 Michael B. Clauer


 /s/ Donald W. Goldfus                             Director                                       April 19, 2002
----------------------------------------         ------------------------------------------     ----------------------
 Donald W. Goldfus


 /s/ Harry A. Hammerly                             Director                                       April 19, 2002
----------------------------------------         ------------------------------------------     ----------------------
 Harry A. Hammerly


 /s/ Laurence J. Niederhofer                       Director                                       April 19, 2002
----------------------------------------         ------------------------------------------     ----------------------
 Laurence J. Niederhofer


 /s/ James L. Martineau                            Director                                       April 19, 2002
----------------------------------------         ------------------------------------------     ----------------------
 James L. Martineau


 /s/ Barbara B. Grogan                             Director                                       April 19, 2002
----------------------------------------         ------------------------------------------     ----------------------
 Barbara B. Grogan


SIGNATURE                                          TITLE                                          DATE
----------------------------------------------------------------------------------------------------------------------
 /s/ Stephen C. Mitchell                           Director                                       April 19, 2002
---------------------------------------------    ------------------------------------------     ----------------------
 Stephen C. Mitchell


 /s/ Bernard P. Aldrich                            Director                                       April 19, 2002
---------------------------------------------    ------------------------------------------     ----------------------
 Bernard P.  Aldrich


 /s/ J. Patrick Horner                             Director                                       April 19, 2002
---------------------------------------------    ------------------------------------------     ----------------------
 J. Patrick Horner


 /s/ Michael E. Shannon                            Director                                       April 19, 2002
---------------------------------------------    ------------------------------------------     ----------------------
 Michael E. Shannon


 /s/ Ray C. Richelson                              Director                                       April 19, 2002
---------------------------------------------    ------------------------------------------     ----------------------
 Ray C. Richelsen

                            Apogee Enterprises, Inc.
                                   Form 10-K
                           Items 8, 14 (a) and 14 (d)

                  Index of Financial Statements and Schedules


Financial Statements
  Report of Independent Public Accountants.......................  F-2
  Consolidated Balance Sheets....................................  F-3
  Consolidated Results of Operations.............................  F-4
  Consolidated Statements of Shareholders' Equity................  F-5
  Consolidated Statements of Cash Flows..........................  F-6
  Notes to Consolidated Financial Statements.....................  F-7

Financial Schedules
  Schedule II - Valuation and Qualifying Accounts...............  F-20

  All other schedules are omitted because they are not required, or because the required information is included in the consolidated financial statements or noted thereto.

Report of Independent Public Accountants

To Apogee Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. (a Minnesota corporation) and subsidiaries as of March 2, 2002 and March 3, 2001, and the related consolidated results of operations, statements of shareholders' equity and cash flows for the three years ended March 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries as of March 2, 2002 and March 3, 2001, and the results of their operations and their cash flows for the three years ended March 2, 2002, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Minneapolis, Minnesota
April 2, 2002

CONSOLIDATED BALANCE SHEETS

                                                                      March 2,       March 3,
(In thousands, except per share data)                                   2002            2001
-------------------------------------------------------------------------------------------------
Assets
Current assets
 Cash and cash equivalents                                               $ 15,361       $  4,689
 Receivables, net of allowance for doubtful accounts                      115,159        121,461
 Inventories                                                               36,022         40,434
 Deferred tax assets                                                        4,875          4,854
 Other current assets                                                       3,667          3,753
-------------------------------------------------------------------------------------------------
    Total current assets                                                  175,084        175,191
-------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                        128,515        147,593
Marketable securities available for sale                                   22,825         24,451
Investments in affiliated companies                                        29,361         32,530
Intangible assets, at cost less accumulated
     amortization of $13,940 and $12,520, respectively                     49,387         50,145
Other assets                                                                3,944          2,769
------------------------------------------------------------------------------------------------
            Total assets                                                 $409,116       $432,679
--------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current liabilities
 Accounts payable                                                        $ 51,887       $ 59,537
 Accrued expenses                                                          57,766         57,571
 Current liabilities of discontinued operations, net                        3,740          2,578
 Billings in excess of costs and earnings on uncompleted contracts          6,127         10,330
 Accrued income taxes                                                       7,079          7,093
 Current installments of long-term debt                                       640            328
-------------------------------------------------------------------------------------------------
 Total current liabilities                                                127,239        137,437
-------------------------------------------------------------------------------------------------

Long-term debt, less current installments                                  69,098        104,206
Other long-term liabilities                                                25,867         24,466
Liabilities of discontinued operations, net                                15,978         18,278

Commitments and contingent liabilities (Notes 6, 13 and 17)

Shareholders' equity
 Common stock of $0.33-1/3 par value; authorized 50,000,000 shares;
  issued and outstanding, 28,334,000 and 27,825,000, respectively           9,445          9,275
 Additional paid-in capital                                                50,521         45,773
 Retained earnings                                                        113,382         93,543
 Unearned compensation                                                     (1,547)          (757)
 Accumulated other comprehensive (loss) income                               (867)           458
-------------------------------------------------------------------------------------------------
  Total shareholders' equity                                              170,934        148,292
-------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                             $409,116       $432,679
-------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

                                                              Year-Ended     Year-Ended        Year-Ended
(In thousands, except per share data)                       March 2, 2002   March 3, 2001  February 26, 2000
------------------------------------------------------------------------------------------------------------
Net sales                                                        $802,315        $865,200           $840,488
Cost of sales                                                     614,587         686,203            673,253
--------------------------------------------------------------------------------------------------------------
     Gross profit                                                 187,728         178,997            167,235
Selling, general and administrative expenses                      143,601         147,103            147,817
--------------------------------------------------------------------------------------------------------------
 Operating income                                                  44,127          31,894             19,418
Interest expense, net                                               5,215          11,122             10,359
Equity in (loss) income of affiliated companies                    (1,026)          1,465             (2,817)
--------------------------------------------------------------------------------------------------------------
     Earnings from continuing operations before
            income taxes                                           37,886          22,237              6,242
Income taxes                                                       11,744           8,876              3,171
--------------------------------------------------------------------------------------------------------------
     Earnings from continuing operations                           26,142          13,361              3,071
Earnings from discontinued operations,
     net of income taxes                                             ---           1,641              9,104
--------------------------------------------------------------------------------------------------------------
     Net earnings                                                $ 26,142        $ 15,002           $ 12,175
==============================================================================================================

Earnings per share - basic
     Continuing operations                                       $   0.94        $   0.48           $   0.11
     Discontinued operations                                          ---            0.06               0.33
--------------------------------------------------------------------------------------------------------------
     Net earnings                                                $   0.94        $   0.54           $   0.44
--------------------------------------------------------------------------------------------------------------
Earnings per share - diluted
     Continuing operations                                       $   0.91        $   0.48           $   0.11
     Discontinued operations                                          ---            0.06               0.33
--------------------------------------------------------------------------------------------------------------
     Net earnings                                                $   0.91        $   0.54           $   0.44
--------------------------------------------------------------------------------------------------------------
Weighted average basic shares outstanding                          27,910          27,675             27,603
Weighted average diluted shares outstanding                        28,817          27,898             27,794
==============================================================================================================

See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          Common              Additional                           Accumulated Other
                                          Shares     Common     Paid-In    Retained     Unearned     Comprehensive     Comprehensive
(In thousands)                         Outstanding    Stock     Capital    Earnings   Compensation   (Loss) Income        Earnings
====================================================================================================================================
Balance at February 27, 1999                27,623    $9,208      $41,903   $ 80,194      $  (721)         $    80
     Net earnings                              ---       ---          ---     12,175          ---              ---         $12,175
     Unrealized loss on
       marketable securities,
       net of $204 tax benefit                 ---       ---          ---        ---          ---             (382)           (382)
     Unearned compensation, net                ---       ---          ---        ---         (167)             ---
     Tax benefit associated with
       stock plans                             ---       ---          803        ---          ---              ---
     Common stock issued                       309       103        2,678        ---          ---              ---
     Common stock
       repurchased and retired                (189)      (63)        (278)    (1,928)         ---              ---
     Cash dividends ($0.21 per share)          ---       ---          ---     (5,833)         ---              ---
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 26, 2000                27,743     9,248      $45,106   $ 84,608      $  (888)         $  (302)        $11,793
                                                                                                                    ================
     Net earnings                              ---       ---          ---     15,002          ---              ---         $15,002
     Unrealized gain on
       marketable securities,
       net of $407 tax expense                 ---       ---          ---        ---          ---              760             760
     Unearned compensation, net                ---       ---          ---        ---          131              ---
     Tax benefit associated with
       stock plans                             ---       ---          236        ---          ---              ---
      Common stock issued                      118        39          493        ---          ---              ---
      Common stock
       repurchased and retired                 (36)      (12)         (62)      (233)         ---              ---
      Cash dividends ($0.21 per share)         ---       ---          ---     (5,834)         ---              ---
------------------------------------------------------------------------------------------------------------------------------------

Balance at March 3, 2001                    27,825    $9,275      $45,773   $ 93,543      $  (757)         $   458         $15,762
                                                                                                                    ================
      Net earnings                             ---       ---          ---     26,142          ---              ---         $26,142
      Unrealized gain on
       marketable securities,
       net of $112 tax expense                 ---       ---          ---        ---          ---              207             207
      Initial impact of adoption of
       SFAS No. 133, net of $672 tax           ---       ---          ---        ---          ---           (1,109)         (1,109)
       benefit
      Unrealized loss on
        derivatives, net of $257 tax
        benefit                                ---       ---          ---        ---          ---             (423)           (423)
      Unearned compensation, net               ---       ---          ---        ---         (790)             ---
      Tax benefit associated with
       stock plans                             ---       ---          400        ---          ---              ---
      Common stock issued                      542       181        4,396        ---          ---              ---
      Common stock
       repurchased and retired                 (33)      (11)         (48)      (225)         ---              ---
      Cash dividends ($0.215 per share)        ---       ---          ---     (6,078)         ---              ---
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 2, 2002                    28,334    $9,445      $50,521   $113,382      $(1,547)         $  (867)        $24,817
====================================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year-Ended      Year-Ended        Year-Ended
(In thousands)                                                                  March 2, 2002   March 3, 2001   February 26, 2000
====================================================================================================================================
Operating Activities
Net earnings                                                                         $ 26,142        $ 15,002            $ 12,175
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Net earnings from discontinued operations                                               ---          (1,641)             (9,104)
  Depreciation and amortization                                                        27,034          34,229              33,019
  Deferred income taxes                                                                  (515)          4,832              (3,524)
  Dividends received in excess of (less than) the results
   from equity investments                                                              3,437          (4,040)                152
  (Gain) loss on disposal of assets                                                    (1,935)          2,102                  28
  Other, net                                                                             (249)          3,201                 316
Changes in operating assets and liabilities, net of effect of acquisitions:
   Receivables                                                                          6,302           4,292              (6,828)
   Inventories                                                                          4,539           5,394                 637
   Accounts payable and accrued expenses                                               (6,613)           (856)             14,258
   Billings in excess of costs and earnings on uncompleted contracts                   (4,203)            503              (1,795)
   Refundable and accrued income taxes                                                   (655)           (949)              2,209
------------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                        53,284          62,069              41,543
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Capital expenditures                                                                  (10,466)        (14,823)            (44,025)
Proceeds from sales of property, plant and equipment                                    5,598          17,834              14,672
Acquisition of businesses, net of cash acquired                                          (247)         (3,602)             (1,983)
Purchases of marketable securities                                                     (8,438)         (7,900)            (17,469)
Sales/maturities of marketable securities                                              10,383           9,570              19,169
------------------------------------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by investing activities                              (3,170)          1,079             (29,636)
------------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Decrease in net borrowings under revolving credit agreement                           (35,300)        (60,500)             (8,200)
Proceeds from issuance of long-term debt                                                2,000             ---               7,650
Payments on long-term debt                                                             (2,996)           (203)             (1,294)
Increase in deferred debt expense                                                        (223)           (563)               (334)
Proceeds from issuance of common stock                                                  4,577             532               2,781
Repurchase and retirement of common stock                                                (284)           (307)             (2,269)
Dividends paid                                                                         (6,078)         (5,834)             (5,833)
------------------------------------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                                           (38,304)        (66,875)             (7,499)
------------------------------------------------------------------------------------------------------------------------------------

Cash (used in) provided by discontinued operations                                     (1,138)          1,224               1,466
------------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                       10,672          (2,503)              5,874
Cash and cash equivalents at beginning of year                                          4,689           7,192               1,318
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                             $ 15,361        $  4,689            $  7,192
====================================================================================================================================

Supplemental schedule of non-cash investing activities:
Net assets contributed to PPG Auto Glass, LLC (see Note 5)                           $    ---        $ 30,359            $    ---
Net assets acquired through assumption of debt (see Note 12)                            1,500             684                 ---
====================================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1   Summary of Significant Accounting Policies and Related Data

Basis of Consolidation. The consolidated financial statements include the accounts of Apogee Enterprises, Inc., a Minnesota corporation, and all majority-
owned subsidiaries (the Company).   The equity method is used to account for the
Company's joint ventures. Transactions between Apogee and its subsidiaries have been eliminated in consolidation. Certain amounts from prior-years' financial statements have been reclassified to conform with this year's presentation. Apogee's fiscal year ends on the Saturday closest to February 28. Fiscal year 2002 and 2000 each consisted of 52 weeks, while fiscal 2001 consisted of 53 weeks.

Cash and Cash Equivalents. Investments with an original maturity of three months or less are included in cash and cash equivalents.

Inventories. Inventories, which consist primarily of purchased glass and aluminum, are valued at the lower of cost or market. Approximately 96% of the inventories are valued by use of the last-in, first-out (LIFO) method, which does not exceed market. If the first-in, first-out (FIFO) method had been used, inventories would have been $3.4 million and $3.1 million higher than reported at March 2, 2002, and March 3, 2001, respectively.

Property, Plant and Equipment. Property, plant and equipment are carried at cost. Significant improvements and renewals are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is computed on a straight-line basis, based on estimated useful lives of 20 to 40 years for buildings and 2 to 15 years for equipment.

Intangible Assets and Amortization. Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (goodwill) and are amortized on a straight-line basis, primarily over 40 years. Amortization expense amounted to $2.3 million, $2.4 million and $2.3 million in 2002, 2001 and 2000, respectively.

Long-Lived Assets. The carrying value of long-lived assets such as property, plant and equipment and intangible assets is reviewed when circumstances suggest that the assets have been impaired. If this review indicates that the long-lived assets will not be recoverable based on the estimated undiscounted cash flows over the remaining amortization period, the carrying value of such assets are reduced to estimated fair value.

Financial Instruments. Unless otherwise noted, the Company's financial instruments approximate fair value.

Self-Insurance. The Company obtains substantial amounts of commercial insurance for potential losses for general liability, workers' compensation, and automobile liability risk. However, a reasonable amount of risk is retained on a self-insured basis through a wholly owned insurance subsidiary, Prism Assurance, Inc. (Prism). Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within 12 months are classified as accrued expenses, while losses expected to be payable in later periods are included in other long-term liabilities.

Revenue Recognition. The Company recognizes revenue from construction contracts on a percentage-of-completion basis, measured by the percentage of costs incurred to date to estimated total costs for each contract. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in sales only when they have been approved by customers. Revenue from the sale of products or services provided and the related cost of sales are recorded upon shipment or as services are rendered. In a small number of instances the Company also recognizes revenue on a bill and hold basis, in which revenue is recognized at the time of billing, and the product is shipped at a later date, as agreed upon by the Company and the customer.

Income Taxes. The Company accounts for income taxes as prescribed by Statements of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires use of the asset and liability method. This method recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial and tax reporting.

Foreign Currency. The financial statements of foreign operations have been translated to U.S. dollars, using the rules of SFAS No. 52, Foreign Currency Translation. Balance sheet accounts are stated in U.S. dollars, generally at the year-end exchange rate. Results of operations are translated at average exchange rates for the respective period.

  The Company may periodically enter into forward currency exchange contracts to manage specific foreign currency exposures related to foreign construction contracts, receivables and bank borrowings denominated in foreign currencies. As of March 2, 2002, the Company had $2.1 million in forward contracts maturing in 2003. Gains and losses on forward contracts related to receivables are recognized currently, while gains and losses related to construction projects are deferred and accounted for as a part of the related transaction.

Accounting Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Amounts subject to significant estimates and assumptions include, but are not limited to, insurance reserves, warranty reserves, reserves related to discontinued operations, net sales recognition for construction contracts, and the status of outstanding disputes and claims. Actual results could differ from those estimates.

New Accounting Standards. The Financial Accounting Standards Board (FASB) issued SFAS No. 133 regarding accounting for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138, establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet either as an asset or liability measured at fair value. SFAS No. 133 requires changes in the derivative's fair value to be recognized in earnings or, for derivatives that hedge market risk related to future cash flows, in accumulated other comprehensive loss/income, unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 on March 4, 2001 and determined its derivative instruments, consisting of interest rate swap agreements, qualify for hedge accounting treatment. The adoption resulted in the Company recording the fair value of its interest rate swap agreements as a liability for $1.8 million with an offsetting adjustment to other comprehensive earnings, net of tax, of $1.1 million. The net present liability associated with these interest rate swap agreements was $2.5 million at March 2, 2002.

In June 2001, FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets will cease and instead the carrying value of these assets will be evaluated for impairment by applying a fair-value based test on at least an annual basis. The Company must adopt SFAS No. 142 on March 3, 2002. The Company is currently evaluating the effects adoption of SFAS No. 142 will have on its consolidated financial statements. Goodwill amortization expense recorded during fiscal 2002 was $1.5 million.

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The Company will adopt this standard on March 3, 2002, with no impact to its consolidated financial statements.

  2   Working Capital


Receivables
(In thousands)                                      2002             2001
=========================================================================
Trade accounts                                  $ 89,552         $102,171
Construction contracts                            22,817           16,819
Contract retainage                                 6,816            6,334
Other receivables                                  1,838            5,079
-------------------------------------------------------------------------
Total receivables                                121,023          130,403
Less allowance for doubtful accounts              (5,864)          (8,942)
-------------------------------------------------------------------------
 Net receivables                                $115,159         $121,461
=========================================================================

Inventories
(In thousands)                                      2002            2001
=========================================================================
Raw materials                                    $16,235         $20,124
Work-in-process                                    5,807           6,259
Finished goods                                     9,351          12,406
Costs and earnings in excess of
   billings on uncompleted contracts               4,629           1,645
-------------------------------------------------------------------------
            Total inventories                    $36,022         $40,434
=========================================================================


Accrued Expenses
(In thousands)                                    2002           2001
=========================================================================
Payroll and related benefits                    $23,802        $24,077
Insurance                                        10,908          9,928
Taxes, other than income taxes                    3,437          3,927
Pension                                           4,160          4,777
Interest                                            525          1,048
Other                                            14,934         13,814
-------------------------------------------------------------------------
            Total accrued expenses              $57,766        $57,571
=========================================================================

   3   Property, Plant and Equipment


(In thousands)                                         2002              2001
==============================================================================
Land                                              $   4,185         $   5,408
Buildings and improvements                           88,506            89,787
Machinery and equipment                             129,006           139,290
Office equipment and furniture                       55,463            60,627
Construction-in-progress                              4,818             8,656
------------------------------------------------------------------------------
Total property, plant and equipment                 281,978           303,768
Less accumulated depreciation                      (153,463)         (156,175)
------------------------------------------------------------------------------
     Net property, plant and equipment            $ 128,515         $ 147,593
==============================================================================

  Depreciation expense was $24.7 million, $31.9 million and $30.7 million in 2002, 2001 and 2000, respectively.


  4  Marketable Securities

  The Company's wholly owned insurance subsidiary, Prism, that insures a portion of the Company's workers' compensation, general liability and automobile liability risks uses reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed maturity investments for the purpose of providing collateral for Prism's obligations under the
reinsurance agreement.   Prism's fixed maturity investments are classified as
"available for sale" and are carried at market value as prescribed by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains and losses are reported in a separate component of shareholders' equity, net of income taxes, until the investments are sold. The amortized cost, gross unrealized gains and losses and estimated fair values of investments available for sale at March 2, 2002 and March 3, 2001 are as follows:

                                      Gross         Gross       Estimated
                       Amortized    Unrealized   Unrealized       Market
(in thousands)           Cost         Gains        Losses         Value
===========================================================================
March 2, 2002
Municipal bonds          $21,801        $1,028        $ (4)       $22,825
---------------------------------------------------------------------------
Total investments        $21,801        $1,028        $ (4)       $22,825
---------------------------------------------------------------------------

March 3, 2001
U.S. Treasury Notes      $ 3,464        $   82        $ --        $ 3,546
Municipal bonds           20,282           675         (52)        20,905
---------------------------------------------------------------------------
Total investments        $23,746        $  757        $(52)       $24,451
===========================================================================

  The amortized cost and estimated fair values of investments at March 2, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized       Estimated
(in thousands)                                             Cost    Market Value
================================================================================
Due within one year                                     $ 1,002         $ 1,007
Due after one year through five years                     5,159           5,429
Due after five years through ten years                    6,399           6,723
Due after ten years through fifteen years                 4,851           5,141
Due beyond fifteen years                                  4,390           4,525
--------------------------------------------------------------------------------
Total                                                   $21,801         $22,825
================================================================================

  Gross realized gains of $0.2 million, $0 and $0 and gross realized losses of $0, $0.1 million and $0.5 million were recognized in fiscal 2002, 2001 and 2000, respectively, and are included in interest expense, net in the accompanying Consolidated Results of Operations.

  5   Investments

  In July 2000, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. On March 2, 2002, the Company's investment in PPG Auto Glass was $29.0 million, of which $7.3 million represents the unamortized excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed. In connection with the formation of PPG Auto Glass, the Company agreed to supply the joint venture, through PPG, with most of the Company's windshield fabrication capacity on market-based terms and conditions. In addition, the Company's automobile windshield repair and replacement business agreed to purchase 75% of its windshield needs from PPG Auto Glass on market-based terms and conditions. Purchases from PPG Auto Glass were $44.8 million and $29.0 million for fiscal 2002 and 2001, respectively. Amounts owed to PPG Auto Glass were $5.5 million and $7.3 million at the end of fiscal 2002 and 2001, respectively.

  During the second quarter of fiscal 2002, the Company, PPG and PPG Auto Glass amended the windshield supply agreements to permanently adjust pricing for the windshields manufactured and sold to more accurately reflect market pricing. As a result of these amendments, a portion of earnings that would have previously been reported in equity in income from affiliated companies was reported in operating income in the Auto Glass segment for the current year. The impact on fiscal 2002 results was an increase to operating income of $8.4 million, with an offset to income from affiliated companies. Additionally, $1.8 million was recorded as a one-time net increase to operating income as a result of these changes.

  In September 2001, the Company decided to discontinue funding TerraSun, LLC, its research and development joint venture of which the Company had a 50 percent interest. As a result, TerraSun discontinued its operations and its tangible assets have been sold, while retaining its intangible assets.

  The Company's share of earnings for its affiliated companies is before income taxes and includes amortization of the excess cost over the value of the underlying net tangible assets and expenses retained by the Company.

  6   Long-Term Debt


(In thousands)                                      2002             2001
==========================================================================
Borrowings under revolving credit
    agreement, interest ranging
    from 3.25% to 5.00%                          $60,700         $ 96,000
Other, interest ranging from 1.49%                 9,038            8,534
    to 7.00%
--------------------------------------------------------------------------
Total long-term debt                              69,738          104,534
Less current installments                           (640)            (328)
--------------------------------------------------------------------------
    Net long-term debt                           $69,098         $104,206
==========================================================================

 Long-term debt maturities are as follows:

Fiscal Year                            (In thousands)
======================================================
2003                                         $   640
2004                                          61,240
2005                                             308
2006                                             150
2007                                             ---
------------------------------------------------------
Thereafter                                     7,400
------------------------------------------------------
     Total                                   $69,738
======================================================

  The Company maintained a committed, secured credit facility at March 2, 2002 and March 3, 2001 totaling $125.0 million and $200.0 million, respectively. The credit facility required the Company to maintain minimum levels of net worth and certain financial ratios. The majority of the borrowings under the credit facility are made at a rate equal to three-month LIBOR (London Interbank Offered
Rate) plus an applicable margin. The applicable margin is calculated based upon the Company's financial ratios. At March 3, 2002, the applicable margin was 1.5%. The Company's receivables, inventory, equipment and intangibles secure the credit facility. Based upon the Company's satisfaction of certain financial covenants during fiscal 2001, the Company has the right to cause this security interest to be released upon its request. At March 2, 2002, the Company was in compliance with all of the financial covenants of the credit facility.

 Selected information related to bank borrowings is as follows:

(In thousands, except percentages)                        2002        2001
============================================================================
Average daily borrowings during the year              $ 83,894    $136,284
 Maximum borrowings outstanding during the year        108,800     156,800
Weighted average interest rate during the year             6.5%        8.1%
============================================================================

  The Company has entered into an interest rate swap agreement that effectively converts $10.0 million of variable rate borrowings into a fixed rate obligation. This agreement, which was set to expire in 2003, was extended to 2004. The Company receives payments at variable rates while making payments at a fixed rate of 5.955%. Prior to the extension, the fixed rate was 7.21%. The Company also has entered into an interest rate swap agreement that effectively converts $25.0 million of variable rate borrowings into a fixed rate obligation. This agreement, which was set to expire in 2004, was extended to 2005. The Company receives payments at variable rates while making payments at a fixed rate of 6.665%. Prior to the extension, the fixed rate was 7.125%. The net interest paid or received associated with these agreements is included in interest expense. The net present liability associated with these interest rate swap agreements was $2.5 and $1.8 million at March 2, 2002 and March 3, 2001, respectively.

   7   Interest, Net

(In thousands)                            2002            2001            2000
==============================================================================
Interest on debt                       $ 6,633         $12,610         $11,939
Other interest expense                     667             420             636
------------------------------------------------------------------------------
Total interest expense                   7,300          13,030          12,575
Less interest income                    (2,085)         (1,908)         (2,216)
------------------------------------------------------------------------------
 Interest expense, net                 $ 5,215         $11,122         $10,359
==============================================================================

  Interest payments, including interest expense allocated to discontinued operations, were $7.5 million, $12.3 million and $12.5 million in 2002, 2001 and 2000, respectively.

  8   Employee Benefit Plans

  The Company maintains a qualified defined contribution pension plan that covers substantially all full-time, non-union employees. Contributions to the plan are based on a percentage of employees' base earnings. Deposits of the pension costs with the trustee are made annually. All pension costs were fully funded or accrued as of year-end. Contributions to the plan were $4.3 million, $4.7 million and $4.9 million in 2002, 2001 and 2000, respectively.

     The Company also maintains a 401(k) savings plan, which allows employees to contribute 1% to 13% of their compensation. Apogee matches 30% of the first 6% of the employee contributions. Contributions to the plan were $1.7 million, $2.0 million and $2.1 million in 2002, 2001 and 2000, respectively.

     Effective January 1, 2002, the Company froze the qualified defined contribution pension plan, and amended the 401(k) savings plan to add a contribution that will be made by the Company annually, which is based on a percentage of employee's base earnings. In addition, the Company raised the maximum amount that employees are allowed to contribute to the plan from 13% to 60%, up to statutory limits. The Apogee match of 30% of the first 6% of the employee contributions remains unchanged. On or around July 1, 2002, the assets in the frozen qualified defined contribution pension plan are scheduled to be merged into the 401(k) savings plan resulting in a single 401(k) retirement savings plan.

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

     The 1987 Partnership Plan, a plan designed to increase the ownership of Apogee stock by key employees, allows participants selected by the Compensation Committee of the Board of Directors to use earned incentive compensation to purchase Apogee common stock. The purchased stock is then matched by an equal award of restricted stock, which vests over a predetermined period. Common shares of 3,200,000 are authorized for issuance under the Plan. As of March 2, 2002, 2,786,000 shares have been issued or committed under the Plan. The Company expensed $2.3 million, $1.8 million and $0.8 million in conjunction with the Partnership Plan in 2002, 2001 and 2000, respectively.

     A summary of option transactions under the Plans for 2002, 2001 and 2000 follows:

                                                                  Options Outstanding
                                           ------------------------------------------------------------------
                                                Number of                   Average           Option Price
                                                 Shares                 Exercise Price            Range
     ========================================================================================================
     Balances, February 27, 1999                1,581,514                  $  13.27           $  4.48- $25.00
     Options granted                              453,500                     11.28              6.75-  13.44
     Options exercised                           (136,704)                     6.66              6.50-   8.69
     Options canceled                            (238,875)                    14.11              6.50-  16.75
     --------------------------------------------------------------------------------------------------------
     Balances, February 26, 2000                1,659,435                  $  13.15           $  4.48- $25.00
     Options granted                              728,100                      4.80              3.75-   5.81
     Options exercised                             (1,250)                     4.19              4.19-   4.19
     Options canceled                            (274,507)                    10.28              3.97-  17.75
     --------------------------------------------------------------------------------------------------------
     Balances, March 3, 2001                    2,111,778                  $  10.67           $  3.75- $25.00
     Options granted                              560,200                      8.83              8.60-  14.40
     Options exercised                           (123,509)                     8.15              4.19-  16.75
     Options canceled                             (84,090)                     8.43              4.81-  16.75
     --------------------------------------------------------------------------------------------------------
     Balances, March 2, 2002                    2,464,379                  $  10.45           $  3.75- $25.00
     ========================================================================================================

The following table summarizes information about stock options outstanding and exercisable at March 2, 2002:


                                        Options Outstanding                                   Options Exercisable
                     ----------------------------------------------------------      ------------------------------------
 Range of                                  Remaining               Weighted-                                Weighted-
 Exercise                Number           Contractual               Average                 Number           Average
  Prices               Outstanding           Life                Exercise Price          Exercisable      Exercise Price
=========================================================================================================================
$   3.75- $ 5.00         499,957             7.9 years               $ 4.68                150,182              $ 4.49
    5.01-  10.00         714,040             7.9 years                 8.20                154,190                7.87
   10.01-  15.00         738,632             6.3 years                12.63                560,132               12.83
   15.01-  25.00         511,750             3.9 years                16.10                501,750               16.08
-------------------------------------------------------------------------------------------------------------------------
                       2,464,379             6.6 years               $10.45              1,366,254              $12.55
=========================================================================================================================

  In accordance with the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, no compensation cost has been recognized with respect to the Plans. Had compensation cost for the Plans been determined based on the fair value of the awards, the Company's net earnings (loss) and earnings
(loss) per share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share data)       2002          2001            2000
===================================================================================
As reported:
Net earnings
     Continuing operations               $26,142       $13,361         $ 3,071
     Discontinued operations                 ---         1,641           9,104
-----------------------------------------------------------------------------------
                                         $26,142       $15,002         $12,175
===================================================================================

Earnings per share - diluted
     Continuing operations               $  0.91       $  0.48         $  0.11
     Discontinued operations                 ---          0.06            0.33
-----------------------------------------------------------------------------------
                                         $  0.91       $  0.54         $  0.44
===================================================================================
Pro forma:
Net earnings (loss)
     Continuing operations               $25,186       $10,045         $  (250)
     Discontinued operations                 ---         1,641           9,104
-----------------------------------------------------------------------------------
                                         $25,186       $11,686         $ 8,854
===================================================================================
Earnings (loss) per share -diluted
     Continuing operations               $  0.87       $  0.35         $ (0.01)
     Discontinued operations                 ---          0.06            0.32
-----------------------------------------------------------------------------------
                                         $  0.87       $  0.41         $  0.32
===================================================================================

  The above pro forma amounts may not be representative of the effects on reported net earnings (loss) for future years. The weighted average fair value per option at the date of grant for options granted in fiscal 2002, fiscal 2001 and fiscal 2000 was $4.23, $1.86 and $4.89, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000:


                                            2002           2001           2000
================================================================================
Dividend yield                               2.4%           4.4%           1.8%
Expected volatility                         67.3%          60.5%          62.4%
Risk-free interest rate                      4.4%           7.5%           4.8%
Expected lives                          4.6 years      3.9 years      3.8 years
================================================================================

  10    Income Taxes

  The components of income tax expense (benefit) related to continuing operations for each of the last three fiscal years are as follows:


(In thousands)                                 2002              2001             2000
=========================================================================================
Current:
Federal                                     $10,752            $3,642          $ 6,229
State and local                               1,507               402              466
-----------------------------------------------------------------------------------------
     Total current                           12,259             4,044            6,695
=========================================================================================

Deferred:
Federal                                        (692)            4,282           (3,453)
State and local                                 177               550              (71)
-----------------------------------------------------------------------------------------
     Total deferred                            (515)            4,832           (3,524)
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
Total income tax expense                    $11,744            $8,876          $ 3,171
=========================================================================================

  Income tax payments, net of refunds, were $13.0 million, $4.5 million and $8.5 million in 2002, 2001 and 2000, respectively.

  The differences between statutory federal tax rates and consolidated effective tax rates are as follows:


                                                2002            2001            2000
=======================================================================================
Statutory federal tax rate                      35.0%           35.0%           35.0%
State and local income taxes, net of
  federal tax benefit                            2.9             2.8             4.1
Tax credits                                     (1.5)           (3.3)           (2.0)
Foreign sales corporation                       (0.5)           (0.8)           (7.3)
Goodwill amortization                            1.2             1.8             6.4
Meals and entertainment                          0.7             1.3             5.5
Tax reserves                                    (5.9)            4.9            14.4
Other, net                                      (0.9)           (1.8)           (5.3)
---------------------------------------------------------------------------------------
Consolidated effective tax rate                 31.0%           39.9%           50.8%
=======================================================================================

  Tax benefits for deductions associated with the 1987 Stock Option Plan and the 1987 Partnership Plan amounted to $0.4 million, $0.2 million and $0.8 million in 2002, 2001 and 2000, respectively. These benefits were added directly to additional paid-in capital and were not reflected in the determination of income tax expense.


  Deferred tax assets and deferred tax liabilities at March 2, 2002 and March 3, 2001 are as follows:

                                                       2002                                    2001
                                           ----------------------------          --------------------------------
(In thousands)                                 Current          Noncurrent               Current          Noncurrent
======================================================================================================================
Accounts receivable                            $2,297               ---                  $3,457           $  (183)
Accrued insurance                                 ---           $ 3,031                     ---             3,205
Deferred compensation                              37             5,747                      37             6,208
Inventory                                         999               ---                     559               ---
Depreciation                                      ---            (2,822)                    ---            (2,816)
Employee benefit plans                           (182)              ---                    (372)              ---
Mark to market interest rate swaps                ---               929                     ---               ---
Other                                           1,724            (3,855)                  1,173            (4,807)
----------------------------------------------------------------------------------------------------------------------
Deferred tax assets                            $4,875           $ 3,030                  $4,854           $ 1,607
======================================================================================================================

  11   Discontinued Operations

  During fiscal 2001, the Company completed the sale of substantially all of the assets of VIS'N Service Corporation (VIS'N), a non-auto glass focused, third-party administered claims processor, in two separate transactions. These transactions effectively removed the Company from the third-party administered claims processing business. This business is presented as discontinued operations in the consolidated financial statements and notes.

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

(In thousands)                                     2002               2001                2000
==============================================================================================
Earnings from Operations
of Discontinued Businesses
Net sales                                         $  --             $2,750             $28,331
Earnings before income*                              --              2,525               9,821
Income tax expense                                   --                884                 717
Earnings from operations,
   net of income taxes                            $  --             $1,641             $ 9,104
==============================================================================================

*Includes net interest expense allocations (based on the ratio of net operating assets of discontinued operations to consolidated net assets) of $0, $0 and $0.1 million for 2002, 2001 and 2000, respectively.

  The 2000 effective income tax rate of 7.3% on discontinued operations was due to a decrease in the valuation allowance resulting from the utilization of certain tax assets that were previously reserved for.


(In thousands)                                                       2002                    2001
===================================================================================================
Net Liabilities of Discontinued Operations
Current assets                                                     $     --                $    629
Accrued liabilities                                                 (19,718)                (21,485)
---------------------------------------------------------------------------------------------------
Net liabilities of discontinued operations                         $(19,718)               $(20,856)
Less net current liabilities of discontinued operations               3,740                   2,578
---------------------------------------------------------------------------------------------------
Net long-term liabilities of discontinued operations               $(15,978)               $(18,278)
===================================================================================================

  In fiscal 1998, the Company recorded pre-tax charges of $96.1 million related to the international curtainwall operations. The charges included an amount for the estimated loss on disputed construction contracts in Europe, including the accrual of certain penalty amounts, and a provision for the accrual of legal and related costs associated with the resolution of legal proceedings related to organizational changes in the majority-owned European curtainwall unit. The charges also included amounts for severance and termination benefits for employees in France, Asia and the U.S., the write-down of property and equipment and other long-term assets to their estimated net salable value, and other items such as lease termination costs. The charges also reflected the estimated costs associated with exiting the European operations, including the completion of certain remaining projects and closure of bonds. In March 1998, the five operating companies comprising the European curtainwall operations filed for bankruptcy or commenced liquidation, effectively relinquishing control over those entities.

  At March 2, 2002, accruals totaling $19.7 million represented the remaining estimated future cash outflows associated with the exit from discontinued operations. The majority of these cash expenditures are expected to be made within the next two to three years. The primary components of the accrual relate to the remaining exit costs from the international curtainwall operations of the large-scale construction business. These long-term accruals include settlement of the outstanding bonds, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts; and product liability issues and legal costs may be incurred, as they relate to the Company's warranties and possible rework issues on these international and domestic construction projects.

  12    Acquisitions

  In fiscal 2002 and 2001, the Large-Scale Optical Technologies segment expanded its pre-framed art business by purchasing three high-end pre-framed art companies. The purchase price of these businesses was $6.0 million, including the assumption of $2.2 million in debt, and resulted in recording $4.5 million as goodwill.

  In fiscal 2000, the Auto Glass segment purchased the assets of one distribution center. The purchase price of the acquisition was $2.0 million, including $0.6 million recorded as goodwill, with no debt assumed.

  Unless noted, no liabilities were assumed in the above transactions. All of the above transactions were accounted for by the purchase method. Accordingly, the consolidated financial statements include the net assets and results of operations from the dates of acquisition.

  13    Leases

  As of March 2, 2002, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

Fiscal Year                                (In thousands)
============================================================
2003                                                 $15,317
2004                                                  11,944
2005                                                   9,649
2006                                                   6,675
2007                                                   5,813
Thereafter                                             5,667
------------------------------------------------------------
  Total minimum payments                             $55,065
============================================================

  Total rental expense was $22.9 million, $21.8 million and $23.8 million in 2002, 2001 and 2000, respectively.

  During fiscal 2002, 2001 and 2000, the Company entered into agreements for the sale and leaseback of certain production equipment, which are significant to the operations of the businesses. The sale price of the equipment was $2.1 million, $16.0 million and $13.4 million, respectively. The Company has a purchase option at projected future fair market value under the agreements. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases.

  Under the aforementioned sale-leaseback transactions, a total gain of $9.7 million has been deferred and is being recognized over the terms of the leases. The March 2, 2002 and March 3, 2001 unamortized portion of the deferred gain of $7.5 million and $8.7 million, respectively, is included in the balance sheet captions accrued expenses and other long-term liabilities. The average annual lease payment over the life of these leases is $4.8 million.

   14    Quarterly Data (Unaudited)


                                                                                   Quarter
                                                        ============================================================
(In thousands, except per share data)                           First          Second          Third         Fourth
====================================================================================================================
Fiscal 2002
Net sales                                                      $203,606       $210,233        $200,293      $188,183
Gross profit                                                     45,304         51,400          45,811        45,213
Earnings from continuing operations                               5,602         10,341           5,844         4,355
Earnings from discontinued operations                               ---            ---             ---           ---
Net earnings                                                      5,602         10,341           5,844         4,355
Earnings per share - basic
   From continuing operations                                      0.20           0.37            0.21          0.16
   From discontinued operations                                     ---            ---             ---           ---
   Net earnings                                                    0.20           0.37            0.21          0.16
Earnings per share - diluted
   From continuing operations                                      0.20           0.36            0.20          0.15
   From discontinued operations                                     ---            ---             ---           ---
   Net earnings                                                    0.20           0.36            0.20          0.15
--------------------------------------------------------------------------------------------------------------------
Fiscal 2001
Net sales                                                      $237,253       $236,364        $197,291      $194,292
Gross profit                                                     47,914         47,056          41,322        42,705
Earnings from continuing operations                               2,020          4,200           2,962         4,179
Earnings from discontinued operations                               ---            ---             ---         1,641
Net earnings                                                      2,020          4,200           2,962         5,820
Earnings per share - basic
   From continuing operations                                      0.07           0.15            0.11          0.15
   From discontinued operations                                     ---            ---             ---          0.06
   Net earnings                                                    0.07           0.15            0.11          0.21
Earnings per share - diluted
   From continuing operations                                      0.07           0.15            0.11          0.15
   From discontinued operations                                     ---            ---             ---          0.06
   Net earnings                                                    0.07           0.15            0.11          0.21
--------------------------------------------------------------------------------------------------------------------

   15    Business Segments Data

   The Company's segments are aligned to match the markets they serve in order to underscore the Company's growth potential and to reflect its changing business mix and focus. The segments are Architectural Products and Services (Architectural), Large-Scale Optical Technologies (LSO) and Automotive Replacement Glass and Services (Auto Glass). The Architectural segment designs, engineers, fabricates, installs, services and renovates the walls of glass and windows comprising the outside skin of commercial and institutional buildings. The LSO segment develops and produces high technology glass that enhances the visual performance of products for the display, imaging and picture framing industries. The Auto Glass segment fabricates, repairs and replaces automobile windshields and windows.

(In thousands)                                     2002           2001           2000
=====================================================================================
Net Sales
Architectural                                  $479,364       $441,466       $394,104
Large-scale optical                              67,829         90,768         69,934
Auto glass                                      255,133        333,311        377,499
Intersegment elimination                            (11)          (345)        (1,049)
-------------------------------------------------------------------------------------
   Total                                       $802,315       $865,200       $840,488
=====================================================================================

Operating Income
Architectural                          $ 34,396       $ 27,393       $ 20,513
Large-scale optical                      (4,350)         4,571           (540)
Auto glass                               16,088          1,429            184
Corporate and other                      (2,007)        (1,499)          (739)
-----------------------------------------------------------------------------
     Total                             $ 44,127       $ 31,894       $ 19,418
=============================================================================

Depreciation and Amortization
Architectural                          $ 16,617       $ 16,111       $ 15,693
Large-scale optical                       3,292          5,916          5,354
Auto glass                                6,527         11,873         10,615
Corporate and other                         598            329          1,357
-----------------------------------------------------------------------------
     Total                             $ 27,034       $ 34,229       $ 33,019
=============================================================================

Capital Expenditures
Architectural                          $  5,078       $  6,257       $ 23,382
Large-scale optical                       2,229          2,677         17,254
Auto glass                                3,101          5,922          3,918
Corporate and other                          58            (33)          (529)
-----------------------------------------------------------------------------
     Total                             $ 10,466       $ 14,823       $ 44,025
=============================================================================

Identifiable Assets
Architectural                          $225,038       $225,668       $226,929
Large-scale optical                      53,781         68,489         77,538
Auto glass                               84,508         96,595        123,040
Corporate and other                      45,789         41,927         53,647
-----------------------------------------------------------------------------
     Total                             $409,116       $432,679       $481,154
=============================================================================

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

     16   Earnings Per Share

     The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:


(In thousands)                               2002           2001           2000
================================================================================
Basic earnings per share -
     Weighted common shares
     outstanding                           27,910         27,675         27,603
Weighted common shares assumed
     upon exercise of stock options           596             63             48
Unvested shares held in trust for
     Deferred compensation plans              311            160            143
--------------------------------------------------------------------------------
Diluted earnings per share -
     Weighted common shares and
     Potential common shares
     Outstanding                           28,817         27,898         27,794
================================================================================

     There were 881,000, 1,498,000 and 1,529,000 stock options excluded in fiscal 2002, 2001 and 2000, respectively, from the computation of diluted earnings per share due to their anti-dilutive effect.

  17   Commitments and Contingent Liabilities

  At March 2, 2002, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of March 2, 2002 was approximately $14.4 million.

  The Company has entered into a number of noncompete agreements, associated with acquisitions and former employees. As of March 2, 2002, future payments of $0.6 million were committed under such agreements.

  The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction industry, the Company's construction businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. Although it is impossible to predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

                                                                     SCHEDULE II
                                                                     -----------

                   APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

                      Valuation and Quantifying Accounts
                                (In thousands)

                                      Balance at                Charged to               Deductions             Balance at end
                                     beginning of               costs and              from reserves                  of
                                        period                   expenses                    (1)                    period
                                     ------------              ------------            -------------            --------------
For the year ended
March 2, 2002:
  Allowance for
  doubtful receivables                   $ 8,942                    $  871                   $3,949                  $ 5,864
                                     ============              ============            =============            ==============
  Inventory reserves                     $ 2,093                    $1,911                   $2,002                  $ 2,002
                                     ============              ============            =============            ==============

For the year ended
March 3, 2001:
  Allowance for
  doubtful receivables                   $10,540                    $1,638                   $3,236                  $ 8,942
                                     ============              ============            =============            ==============
  Inventory reserves                     $ 5,178                    $5,857                   $8,942                  $ 2,093
                                     ============              ============            =============            ==============

For the year ended
February 26, 2000:
  Allowance for
  doubtful receivables                   $ 7,161                    $7,656                   $4,277                  $10,540
                                     ============              ============            =============            ==============
  Inventory reserves                     $ 5,112                    $  336                   $  270                  $ 5,178
                                     ============              ============            =============            ==============

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

Exhibit (4C)   Amendment No. 1 to Rights Agreement, dated June 28, 1995, to the
               Rights Agreement between Registrant and American Stock Transfer
               Co. dated October 19, 1990. Incorporated by reference to
               Registrant's Form 8-A/A filed on June 28, 1995.

Exhibit (4D)   Amendment No. 2 to Rights Agreement, dated February 22, 1999, to the Rights Agreement between Registrant and American Stock
               Transfer Co. dated October 19, 1990. Incorporated by reference to
               Registrant's Form 8-A/A filed on February 22, 1999.

Exhibit (4E)   Amendment No. 3 to Rights Agreement, dated December 7, 1999, to the Rights Agreement between Registrant and American Stock
               Transfer Co. dated October 19, 1990. Incorporated by reference to
               Registrant's Form 8-A/A filed on December 7, 1999.

Exhibit (4F)   Amendment No. 4 to Rights Agreement, dated July 2, 2001, to the
               Rights Agreement between Registrant and Bank of New York, dated
               October 19, 1990. Incorporated by reference to Registrant's Form
               8-A/A filed on July 25, 2001.

Exhibit (4G)   Amended and Restated Rights Agreement dated November 12, 2001, between Registrant and Bank of New York. Incorporated by reference to Registrant's Form 8-A/A filed on November 30, 2001.

Exhibit (10A)  Deferred Incentive Compensation Plan dated February 27, 1986 between Registrant and certain executive officers. Incorporated by reference to Exhibit 10N to Registrant's Annual Report on Form 10-K for year ended March 1, 1986.

Exhibit (10B)  Intentionally omitted.

Exhibit (10C)  Intentionally omitted.

Exhibit (10D)* Amended and Restated 1987 Apogee Enterprises, Inc. Partnership
               Plan. Incorporated by reference to Registrant's Schedule 14A Information Proxy Statement and attachments filed in connection with the June 19, 2001 Annual Meeting of Shareholders, filed May 10, 2001.

Exhibit (10E)* Employment Agreement between Registrant and Richard Gould dated
               May 23, 1994. Incorporated by reference to Exhibit 10I to Registrant's Annual Report on Form 10-K for year ended February 25, 1995.

Exhibit (10F)* Amendment to Apogee Enterprises, Inc. Employment Agreement with
               Richard Gould dated July 7, 1998. Incorporated by reference to
               Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

Exhibit (10G)* 1987 Apogee Enterprises, Inc. Stock Option Plan. Incorporated by
               reference to Registrant's S-8 registration statement dated July 18, 1990.

Exhibit (10H)  Multi-Currency Credit Agreement dated as of May 21, 1998 between
               Apogee Enterprises, Inc. and banks party to the agreement, including related security, pledge, contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10G to Registrant's Annual Report on Form 10-K for year ended February 28, 1998.

Exhibit (10I)  Amendment No. 1 to Credit Agreement, dated July 22, 1998.
               Incorporated by reference to Exhibit 10G to Registrant's Annual Report on Form 10-K for the year ended March 3, 2001.

Exhibit (10J)  Conditional Waiver and Amendment No. 2 to Credit Agreement and
               Amendment to Certain Credit Documents, dated November 10, 1998. Incorporated by reference to Exhibit 10H to Registrant's Annual Report on Form 10-K for the year ended March 3, 2001.

Exhibit (10K)  Waiver and Amendment No. 3 to Credit Agreement, dated September
               14, 1999. Incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 27, 1999.

Exhibit (10L)  Conditional Waiver and Amendment No. 4 to Credit Agreement, dated
               April 12, 2000. Incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 3, 2000.

Exhibit (10M)  Conditional Waiver, Amendment No. 5 to Credit Agreement and
               Amendment No. 1 to Security Agreement, dated August 22, 2001. Incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 1, 2001.

Exhibit (10N)* 1997 Omnibus Stock Incentive Plan. Incorporated by reference to
               Exhibit A of Registrant's proxy statement for the 1997 Annual Meeting of Shareholders, filed May 16, 1997.

Exhibit (10O)* Resignation Agreement between Apogee Enterprises, Inc. and James
               L. Martineau. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

Exhibit (10P)* Apogee Enterprises, Inc. Officers' Supplemental Executive
               Retirement Plan. Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

Exhibit (10Q)* First Amendment of Apogee Enterprises, Inc. Officers'
               Supplemental Executive Retirement Plan, dated May 11, 1999. Incorporated by reference to Exhibit 10J to Registrant's Annual Report on Form 10-K for the year ended February 27, 1999.

Exhibit (10R)* Apogee Enterprises, Inc. Executive Supplemental Plan.
               Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

Exhibit (10S)* Forms of Severance Agreement between the Company and certain senior executive officers of the Company. Incorporated by reference to Exhibit 10P to Registrant's Annual Report on Form 10-K for the year ended March 3, 2001.

Exhibit (10T)  Stock Purchase Agreement dated November 10, 1998 between Apogee
               Enterprises, Inc. and CompuDyne Corporation. Incorporated by reference to Registrant's Current Report on Form 8-K filed November 10, 1998.

Exhibit (10U)  Stock Purchase Agreement between the Company and CH Holdings,
               Inc. Incorporated by reference to Registrant's Current Report on Form 8-K filed on April 23, 1999.

Exhibit (10V)* Deferred Compensation Plan for Non-Employee Directors.
               Incorporated by reference to Exhibit A of the Registrant's proxy statement for the 1999 Annual Meeting of Shareholders, filed May 17, 1999.

Exhibit (10W)  Contribution and Assumption Agreement dated June 13, 2000, among
               PPG Industries, the Company, certain subsidiaries of the Company and PPG Auto Glass. Incorporated by reference to Registrant's Current Report on Form 8-K filed on August 1, 2000.

Exhibit (10X)  Limited Liability Company Agreement dated June 13, 2000, between
               PPG Industries and the Company. Incorporated by reference to Registrant's Current Report on Form 8-K filed on August 1, 2000.

Exhibit (21)   Subsidiaries of the Registrant

Exhibit (23)   Consent of Arthur Andersen LLP

Exhibit (99)   Private Securities Litigation Reform Act of 1995 - Cautionary
               Statement

Exhibit (99.1) Letter to Securities and Exchange Commission Pursuant to
               Temporary Note 3T.  Dated April 19, 2002.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.