Form 10-Q
period 2002-06-01
APOGEE ENTERPRISES INC
filed 2002-07-10
CIK 6845

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 1, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission File Number 0-6365
                                                ------

                            APOGEE ENTERPRISES, INC.
               (Exact Name of Registrant as Specified in Charter)

                Minnesota                                41-0919654
     (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)

  7900 Xerxes Avenue South - Suite 1800
         Minneapolis, Minnesota                            55431
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (952) 835-1874

                           ________________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

               Class                           Outstanding at June 30, 2002
---------------------------------------    ------------------------------------
Common Stock, $.33 1/3 Par Value                       28,462,037

                            APOGEE ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED JUNE 1, 2002


              Description                                                         Page
              -----------                                                         ----
PART I
------

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of June 1, 2002
           and March 2, 2002                                                       3

          Consolidated Results of Operations for the
           Quarters Ended June 1, 2002 and June 2, 2001                            4

          Consolidated Statements of Cash Flows for the
           Quarters Ended June 1, 2002 and June 2, 2001                            5

          Notes to Consolidated Financial Statements                               6-10

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                           10-14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk               14

PART II   Other Information
-------

Item 6.   Exhibits and Reports on Form 8-K                                         15
          Exhibit Index                                                            17

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      AS OF JUNE 1, 2002 AND MARCH 2, 2002

                                                                                June 1,
                                                                                   2002        March 2,
(In thousands, except share and per share data)                             (unaudited)            2002
-------------------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                                   $   4,089       $  15,361
  Receivables, net of allowance for doubtful accounts                           104,251         115,159
  Inventories                                                                    36,151          36,022
  Deferred tax assets                                                             5,271           4,875
  Other current assets                                                            2,999           3,667
-------------------------------------------------------------------------------------------------------
    Total current assets                                                        152,761         175,084
-------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                              124,475         128,515
Marketable securities available for sale                                         19,354          22,825
Investments in affiliated companies                                              21,030          22,110
Goodwill                                                                         55,614          55,614
Identifiable intangible assets, at cost less accumulated
     amortization of $6,456 and $6,261, respectively                              1,630           1,024
Other assets                                                                      3,746           3,944
-------------------------------------------------------------------------------------------------------
         Total assets                                                         $ 378,610       $ 409,116
-------------------------------------------------------------------------------------------------------


Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                                            $  47,113       $  51,887
  Accrued expenses                                                               41,811          57,766
  Current liabilities of discontinued operations, net                             3,578           3,740
  Billings in excess of costs and earnings on uncompleted contracts               3,792           6,127
  Accrued income taxes                                                            9,305           7,079
  Current installments of long-term debt                                            540             640
-------------------------------------------------------------------------------------------------------
     Total current liabilities                                                  106,139         127,239
-------------------------------------------------------------------------------------------------------

Long-term debt, less current installments                                        56,486          69,098
Other long-term liabilities                                                      25,818          25,867
Liabilities of discontinued operations, net                                      15,538          15,978

Commitments and contingent liabilities (Note 9)

Shareholders' equity
  Common stock of $0.33-1/3 par value; authorized 50,000,000 shares;
    issued and outstanding, 28,536,000 and 28,334,000, respectively               9,512           9,445
  Additional paid-in capital                                                     54,659          50,521
  Retained earnings                                                             114,308         113,382
  Unearned compensation                                                          (2,887)         (1,547)
  Accumulated other comprehensive loss                                             (963)           (867)
-------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                  174,629         170,934
-------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                $ 378,610       $ 409,116
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
              FOR THE QUARTERS ENDED JUNE 1, 2002 AND JUNE 2, 2001
                                   (unaudited)

                                                         Quarter-Ended     Quarter-Ended
(In thousands, except share and per share data)           June 1, 2002      June 2, 2001
----------------------------------------------------------------------------------------
Net sales                                                  $   184,709       $   203,606
Cost of sales                                                  138,757           158,302
----------------------------------------------------------------------------------------
     Gross profit                                               45,952            45,304
Selling, general and administrative expenses                    36,250            37,332
----------------------------------------------------------------------------------------
     Operating income                                            9,702             7,972
Interest expense, net                                              992             1,921
Equity in (loss) income of affiliated companies                 (1,118)            2,068
----------------------------------------------------------------------------------------
     Earnings from operations before income taxes                7,592             8,119
Income taxes                                                     2,354             2,517
----------------------------------------------------------------------------------------
     Net earnings                                          $     5,238       $     5,602
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Earnings per share - basic                                 $      0.19       $      0.20
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Earnings per share - diluted                               $      0.18       $      0.20
----------------------------------------------------------------------------------------

Weighted average basic shares outstanding                   28,060,000        27,674,000
Weighted average diluted shares outstanding                 29,090,000        28,319,000
----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE QUARTERS ENDED JUNE 1, 2002 AND JUNE 2, 2001
                                   (unaudited)

                                                                                         Quarter-ended      Quarter-ended
(In thousands)                                                                            June 1, 2002       June 2, 2001
-------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net earnings                                                                                 $  5,238           $  5,602
Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                               6,089              6,963
    Deferred income taxes                                                                        (328)            (1,024)
    Results from equity investments                                                             1,118             (2,068)
    Investment in equity investments                                                              (38)              (344)
    Gain on disposal of assets                                                                 (1,380)              (291)
    Other, net                                                                                   (287)              (108)
Changes in operating assets and liabilities, net of effect of acquisitions:
      Receivables                                                                              10,908             (6,323)
      Inventories                                                                                (129)              (362)
      Accounts payable and accrued expenses                                                   (20,461)            (7,368)
      Billings in excess of costs and earnings on uncompleted contracts                        (2,335)               164
      Refundable and accrued income taxes                                                       2,226              2,453
------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating activities                                    621             (2,706)
------------------------------------------------------------------------------------------------------------------------
Investing Activities
Capital expenditures                                                                           (3,357)            (2,651)
Proceeds from sales of property, plant and equipment                                            2,386                 18
Acquisition of businesses, net of cash acquired                                                    --               (247)
Purchases of marketable securities                                                             (3,151)                --
Sales/maturities of marketable securities                                                       6,451              1,374
------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in)  investing activities                                 2,329             (1,506)
------------------------------------------------------------------------------------------------------------------------
Financing Activities
Change in net borrowings under revolving credit agreement                                     (13,500)             2,500
Proceeds from issuance of long-term debt                                                        1,000                 --
Payments on long-term debt                                                                       (212)            (2,417)
Increase in deferred debt expense                                                                (801)                (5)
Proceeds from issuance of common stock                                                          4,696              3,577
Repurchase and retirement of common stock                                                      (3,230)              (284)
Dividends paid                                                                                 (1,573)            (1,481)
------------------------------------------------------------------------------------------------------------------------
           Net cash (used in) provided by financing activities                                (13,620)             1,890
------------------------------------------------------------------------------------------------------------------------

Cash (used in) provided by discontinued operations                                               (602)             1,495
------------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                                         (11,272)              (827)
Cash and cash equivalents at beginning of period                                               15,361              4,689
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                   $  4,089           $  3,862
========================================================================================================================

See accompanying notes to consolidated financial statements.

                    APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.      Summary of Significant Accounting Policies

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 1, 2002 and March 2, 2002, and the results of operations and cash flows for the three-month periods ended June 1, 2002 and June 2, 2001. Certain prior-year amounts have been reclassified to conform to the current period presentation.

        The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended March 2, 2002. The results of operations for the 12-week period ended June 1, 2002 and June 2, 2001 are not necessarily indicative of the results to be expected for the full year.

        The Company's fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.      New Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets will cease and instead the carrying value of these assets will be evaluated for impairment by applying a fair-value based test on at least an annual basis. This statement also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill.

        The Company has adopted SFAS No. 142 effective March 3, 2002 and has discontinued the amortization of goodwill and has determined that it does not have intangible assets with indefinite useful lives. The Company is in the process of performing the required impairment testing of goodwill as of March 3, 2002. As required, this testing will be completed by August 31, 2002. In addition, the Company reassessed the useful lives of its identifiable intangible assets and determined that the lives were appropriate.

        If the Company had been accounting for its goodwill and intangible assets under SFAS No. 142 for all prior periods presented, the Company's net income and earnings per common share would have been as follows:

                                                                    Quarter-ended
                                                                ------------------------
                                                                  June 1,      June 2,
        (In thousands, except per share data)                      2002         2001
                                                                 --------     --------
        Net income:
           Reported net earnings                                  $5,238       $5,602
           Add back amortization expense, net of tax                  --          319
                                                                  -------------------
           Adjusted net income                                    $5,238       $5,921
                                                                  ===================

        Earnings per share - basic
           Reported net earnings                                  $ 0.19       $ 0.20
           Impact of amortization expense, net of tax                 --         0.01
                                                                  -------------------
           Adjusted earnings per share - basic                    $ 0.19       $ 0.21
                                                                  ===================

        Earnings per share - diluted
           Reported net earnings                                  $ 0.18       $ 0.20
           Impact of amortization expense, net of tax                 --         0.01
                                                                  -------------------
           Adjusted earnings per share - diluted                  $ 0.18       $ 0.21
                                                                  ===================

        In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The Company adopted this standard on March 3, 2002, with no impact to its consolidated financial statements.

3.      Inventories

        (In thousands)                                              June 1, 2002           March 2, 2002
                                                                --------------------    --------------------
        Raw materials                                                  $16,226                 $16,235
        Work in process                                                  5,254                   5,807
        Finished goods                                                  10,055                   9,351
        Cost and earnings in excess of billings on
         uncompleted contracts                                           4,616                   4,629
                                                                --------------------    --------------------
            Total inventories                                          $36,151                 $36,022
                                                                ====================    ====================

4.      Investments
        In July 2000, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. On June 1, 2002, the Company's investment in PPG Auto Glass was $20.7 million. At June 1, 2002, the unamortized excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This unamortized excess is reported as goodwill. In connection with the formation of PPG Auto Glass, the Company agreed to supply the joint venture, through PPG, with most of the Company's windshield fabrication capacity on market-based terms and conditions. In addition, the Company's automobile windshield repair and replacement business agreed to purchase at least 75% of its windshield needs from PPG Auto Glass on market-based terms and conditions. Purchases from PPG Auto Glass were $11.2 million and $13.0 million for the first quarter of fiscal 2003 and 2002, respectively. Amounts owed to PPG Auto Glass were $6.7 million and $8.5 million at the end of the first quarter of fiscal 2003 and 2002, respectively.

        During the second quarter of fiscal 2002, the Company, PPG and PPG Auto Glass amended the windshield supply agreements to adjust pricing for the windshields manufactured and sold to more accurately reflect market pricing. As a result of these amendments, a portion of earnings that would have previously been reported in equity in income from affiliated companies was reported in operating income in the Auto Glass segment for the current year. The impact on fiscal 2003 first quarter results was an increase to operating income of $2.1 million, with an offset to income from affiliated companies.

     In September 2001, the Company decided to discontinue funding TerraSun, LLC, its research and development joint venture of which the Company had a 50 percent interest. As a result, TerraSun discontinued its operations and its tangible assets have been sold, while retaining its intangible assets.

     The Company's share of earnings for its affiliated companies is before income taxes and, in the first quarter of fiscal 2002, included $0.1 million of amortization of the excess cost over the value of the underlying net tangible assets and expenses retained by the Company.

5.   Goodwill and Other Identifiable Intangible Assets

     The Company's identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

                                               As of June 1, 2002          As of March 2, 2002
                                            -----------------------    -------------------------
                                               Gross                       Gross
          (In thousands)                    Carrying    Accumulated     Carrying     Accumulated
          Amortized Intangible Assets         Amount   Amortization       Amount    Amortization
          ---------------------------------------------------------    -------------------------
             Deferred debt                    $3,211         $1,670       $2,410          $1,487
             Non-compete agreements            4,434          4,345        4,434           4,333
             Other                               441            441          441             441
                                            -----------------------    -------------------------
                Total                         $8,086         $6,456       $7,285          $6,261
                                            =======================    =========================

     Aggregate amortization expense for the three months ended June 1, 2002 and June 2, 2001 related to these identifiable intangible assets was $0.2 million for each period. At June 1, 2002, future amortization expense of identifiable intangible assets is $0.2 million for the remainder of fiscal 2003, $0.4 million for fiscal 2004 through fiscal 2006, and $0.1 million for fiscal 2007.

     The carrying amount of goodwill, net of accumulated amortization, attributable to each business segment has not changed since March 2, 2002. Goodwill at June 1, 2002 was as follows:

                                                                          Corporate
                                                Large-Scale        Auto         and
     (In thousands)              Architectural      Optical       Glass       Other       Total
     ------------------------------------------------------------------------------------------
     Balance, June 1, 2002             $24,178      $10,307     $12,954     $ 8,175     $55,614
                                 ==============================================================

     The Company is in the process of performing the required impairment testing of goodwill as of March 3, 2002. As required, this testing will be completed by August 31, 2002. The carrying value of these assets will be evaluated for impairment by applying a fair-value based test on at least an annual basis.

6.   Long-Term Debt

     In April 2002, the Company entered into a four-year, unsecured, committed credit facility in the amount of $125.0 million. The credit facility requires the Company to maintain minimum levels of net worth and certain financial ratios. The majority of the borrowings under the credit facility are made at a rate equal to three-month LIBOR (London Interbank Offered
     Rate) plus an applicable margin. The applicable margin is calculated based upon the Company's financial ratios. At June 1, 2002, the applicable margin was 1.375%. At June 1, 2002, the Company was in compliance with all of the financial covenants of the credit facility.

7.   Discontinued Operations

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

     At June 1, 2002, accruals totaling $19.1 million represented the remaining estimated future cash outflows associated with the exit from discontinued operations. The majority of these cash expenditures are expected to be made within the next two to three years. The primary components of the accrual relate to the remaining exit costs from the international curtainwall operations of the large-scale construction business. These long-term accruals include settlement of the outstanding bonds, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts. Additionally, the accruals are established for product liability and legal costs that may be incurred relating to the Company's warranties and possible rework issues on the international and domestic construction projects.

8.   Earnings Per Share

     The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

                                                                 Three-Months Ended
                                                             ----------------------------
     (In thousands)                                          June 1, 2002    June 2, 2001
                                                             --------------  ------------
     Basic earnings per share-
          weighted common shares outstanding                       28,060          27,674
     Weighted common shares assumed upon
           exercise of stock options                                  641             334
     Unvested shares held in trust for deferred
          compensation plans                                          389             311
                                                             ----------------------------
     Diluted earnings per share-
          weighted common shares and common
          shares equivalent outstanding                            29,090          28,319
                                                             ============================

9.   Commitments and Contingent Liabilities

     At June 1, 2002, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of June 1, 2002 was approximately $15.4 million.

     The Company has entered into a number of noncompete and consulting agreements, associated with former employees. As of June 1, 2002, future payments of $0.5 million were committed under such agreements.

     The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company's construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. Although it is impossible to predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

10.  Comprehensive Earnings

     (In thousands)                                       June 1, 2002     June 2, 2001
                                                          ------------     ------------
     Net earnings                                              $5,238           $5,602
     Transition adjustment related to change in
        accounting for derivative instruments and
        hedging activities, net of $672 tax benefit               ---           (1,109)
     Unrealized gain (loss) on derivatives, net of
         $8 and $(43) tax expense (benefit),
         respectively                                              15              (70)
     Unrealized gain (loss) on marketable
        securities, net of $60 and $(22), tax
        expense (benefit), respectively                          (111)              42
                                                          ------------     ------------
     Comprehensive earnings                                    $5,141           $4,465
                                                          ============     ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following selected financial data should be read in conjunction with the Company's Form 10-K for the year ended March 2, 2002 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the first quarter of the current and past fiscal year.

                                                        Quarter-ended
                                                    ---------------------
                                                     June 1,     June 2,
(Percent of Net Sales)                                2002         2001
-------------------------------------------------------------------------
Net sales                                             100.0%      100.0%
Cost of sales                                          75.1        77.7
                                                      -----       -----
      Gross profit                                     24.9        22.3
Selling, general and
  administrative expenses                              19.6        18.4
                                                      -----       -----
      Operating income                                  5.3         3.9
Interest expense, net                                   0.6         0.9
Equity in (loss) income of affiliated companies        (0.6)        1.0
                                                      -----       -----
      Earnings from operations
        before income taxes                             4.1         4.0
Income taxes                                            1.3         1.2
                                                      -----       -----
          Net earnings                                  2.8%        2.8%
-------------------------------------------------------------------------
Effective tax rate                                     31.0%       31.0%

First Quarter Fiscal 2003 Compared to First Quarter Fiscal 2002

Consolidated net sales for the first quarter ended June 1, 2002 were $184.7 million, a 9% decrease from net sales of $203.6 million reported for the prior-year quarter. Fiscal 2003 net income was $5.2 million, a 6% decrease from the prior-year period's net income of $5.6 million. Our operating margin improved significantly to 5.3% in the first quarter from 3.9% in the prior-year period.

On a consolidated basis, cost of sales, as a percentage of net sales, fell to 75.1% for fiscal 2003, improving from 77.7% in fiscal 2002. The primary factors underlying the resulting increase in gross profit percentage were increased efficiencies in our Architectural segment, which impacted margin by 1.1 percentage points, and the effect of the formation of the PPG Auto Glass joint venture and pricing amendments to the PPG Auto Glass supply agreements made during the second quarter of fiscal 2002, which increased margins by 1.2 percentage points.

Selling, general and administrative (SG&A) expenses for the first quarter of fiscal 2003 decreased $1.1 million, or 3% from fiscal 2002, but increased as a percentage of net sales to 19.6% from 18.4%. The decrease in SG&A expenses relates primarily to a recorded gain on sale of assets of $1.4 million as well as decreased depreciation and amortization expense and bad debts, offset by increased advertising and other marketing expenses.

Net interest expense decreased by 48% to $1.0 million for the first quarter of fiscal 2003 from $1.9 million in the prior-year quarter, reflecting significantly lower borrowing levels and a lower weighted average interest rate under the Company's revolving credit agreement.

Our equity in loss from affiliated companies was $1.1 million in the first quarter of fiscal 2003 versus an equity in income of $2.1 million in the prior-year quarter. This decrease was due to the amendments made to the supply agreements related to the PPG Auto Glass joint venture, as well as a decline in the performance of the joint venture as a result of the mild winter weather and a slow auto glass industry. This decline was partially offset by elimination of funding for the TerraSun joint venture, which was shut down during the third quarter of fiscal 2002.

The effective income tax rate of 31.0% remained constant from fiscal 2002. The annual effective tax rate of 31% is primarily due to the reduction of tax reserves where the statute of limitations from our European operations have expired.

In the first quarter of fiscal 2003, we made payments of $0.6 million related to discontinued operations, which caused a decrease in the designated reserves. We continue to believe that we have adequate reserves for the discontinued operations.

In the first quarter of fiscal 2003, we reported earnings of $5.2 million, or $0.18 diluted earnings per share, compared to earnings of $5.6 million, or $0.20 diluted earnings per share, in the first quarter of fiscal 2002.

Segment Analysis

The following table presents sales and operating income data for our three segments and on a consolidated basis for the first quarter, when compared to the corresponding period a year ago.

                                                       Quarter Ended
                                              -------------------------------
                                                 June 1,           June 2,          Percentage
        (In thousands)                             2002              2001             Change
                                              =============     =============     =============
        Net Sales
        Architectural                           $ 107,993        $  116,225             (7)%
        Auto Glass                                 60,361            66,877            (10)
        Large-Scale Optical                        16,355            20,507            (20)
        Intersegment eliminations                     ---                (3)           N/M
                                               ----------       -----------
            Net sales                           $ 184,709        $  203,606             (9)%
                                               ==========       ===========

        Operating Income (Loss)
        Architectural                           $   6,425        $    7,020             (8)%
        Auto Glass                                  4,683             1,463            220
        Large-Scale Optical                          (918)              (16)           N/M
        Corporate and other                          (488)             (495)             1
                                               ----------       -----------
            Operating income                    $   9,702        $    7,972             22%
                                               ==========       ===========

Architectural Products and Services (Architectural)

Net sales for the Architectural segment decreased 7% to $108.0 million compared to $116.2 million the same quarter a year ago. As expected, revenues declined for our largest segment due to the construction industry slowdown. The segment's operating income decreased 8% to $6.4 million from $7.0 million in the prior year quarter.

The Architectural segment backlog, at June 1, 2002, was down slightly to $183.4 million, compared to $189.8 million for the first quarter last year and $192.7 million at the end of fiscal 2002. A portion of the backlog decline has resulted from a more than 25 percent improvement in lead times over the last year by Viracon, our architectural glass fabrication business. Overall, the backlog continues to reflect the segment's focus on complex, value-added projects which have longer lead times from project approval to production and less predictable schedules.

Automotive Replacement Glass and Services (Auto Glass)

Net sales at the Auto Glass segment declined to $60.4 million, compared to $66.9 million in the prior-year period. The unusually mild winter weather and weaker industry conditions resulting from the soft economy led to lower unit volume. The segment reported operating income of $4.7 million, compared to $1.5 million in the same period last year. This improvement was primarily due to the supply agreement amendments related to the PPG Auto Glass, LLC joint venture and a $1.4 million gain on disposal of assets partially offset by a decline in the performance of the retail windshield replacement business.

Large-Scale Optical Technologies (LSO)

LSO net sales for the quarter of $16.4 million decreased 20% from fiscal 2002 sales of $20.5 million, which included the results of the San Diego CRT coating facility that was closed in May 2001. The segment reported an operating loss of $0.9 million compared to break-even performance in the same period last year. Although results continued to be impacted by the slowed retail markets, the segment showed continued improvement during the quarter compared to the fourth quarter of fiscal 2002.

Consolidated Backlog

At June 1, 2002, Apogee's consolidated backlog was $189.4 million, down 4% from the $196.5 million reported at March 2, 2002. The backlogs of the Architectural segment represented 97% of the Company's consolidated backlog.

Liquidity and Capital Resources

                                            June 1,     June 2,
(In thousands, except percentages)            2002        2001
----------------------------------------------------------------
Cash provided by (used in) operations       $   621    $(2,706)
Capital expenditures                          3,357      2,651
Proceeds from dispositions of property        2,386         18
(Decrease) increase in net borrowings       (12,712)        83
Debt to total capital                            24%        41%

Operating Activities
Net operating activities provided cash of $0.6 million in the first quarter of fiscal 2003 versus a $2.7 million use of cash in the prior-year quarter. Net income plus noncash charges were $10.4 million and $8.7 million for the first quarter fiscal 2003 and first quarter fiscal 2002, respectively. Also contributing to the change in net operating activities was the working capital increase of $9.8 million in the current quarter versus $11.4 million in the prior-year quarter. We do not expect the increase in working capital experienced in the first quarter to continue for the remainder of fiscal 2003.

Investing Activities
First quarter fiscal 2003 investing activities provided cash of $2.3 million as compared to a use of cash of $1.5 million in the same period last year, primarily as a result of proceeds from the sale of property at the Auto Glass segment. The increase in sales/maturities of marketable securities, offset by purchases, also contributed to the increase in cash provided by investing activities. New capital investment in the first quarter of fiscal 2003 totaled $3.4 million, versus $2.7 million in the prior-year quarter. For fiscal 2003, we expect to incur capital expenditures as necessary to maintain existing facilities and safety initiatives. Fiscal 2003 capital expenditures are expected to be approximately $20 million.

Financing Activities
Total borrowings stood at $57.0 million at June 1, 2002, down 18% from the $69.7 million outstanding at March 2, 2002 as we continued to focus on debt reduction. The majority of all of our long-term debt, $47.2 million, consisted of bank borrowings under a syndicated revolving credit facility. The borrowings were sufficient to finance the period's investing activities and cash dividend requirements. Our debt-to-total-capital ratio continued to improve and was 24% at June 1, 2002, an improvement from 41% at the end of last year's first quarter.

In April 2002, $1.0 million of variable rate industrial bonds were issued and the resulting proceeds were loaned to us to finance a portion of our capital projects in Wausau, WI.

Other Financing Activities

                                   Future Cash Payments Due by Period
---------------------------------------------------------------------
(In thousands)                          2003       2004   After 2004
---------------------------------------------------------------------
Long-Term Debt                        $   428    $   540      $56,058
Operating Leases (Undiscounted)        11,440     12,046       28,556
Other Obligations                         243        183           25
                                      -------    -------      -------
     Total Cash Obligations           $12,111    $12,769      $84,639
                                      =======    =======      =======

We anticipate that outstanding borrowings will decline over the remainder of the fiscal year. We believe that current cash on hand, cash generated from operating activities, and available funds under our new $125.0 million credit facility should be adequate to fund our working capital requirements and planned capital expenditures through fiscal 2003.

In April 2002, we entered into a new, four-year, unsecured, committed credit facility in the amount of $125.0 million. This credit facility requires us to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio (EBITDA divided by interest expense) of more than 3.0 and a debt-to-EBITDA ratio of less than 3.0. At June 1, 2002, these ratios were 10.9 and 0.9, respectively. If we are not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to debt-to-EBITDA ratio), the lendor may terminate the commitment and/or declare any loan then outstanding to be due. This new credit facility replaced the Company's previously existing $125.0 million secured credit facility.

During the quarter, the Board of Directors authorized a share repurchase program for a total of 1,000,000 shares. During the quarter, we repurchased 107,000 shares under this repurchase program for a total of $1.5 million, and as of the date of this report, we have purchased an aggregate of 193,400 shares under this repurchase program for a total of $2.8 million.

Outlook

Overall revenue growth for fiscal 2003 versus fiscal 2002 is anticipated to be flat to low single digits, with year-on-year growth occurring in the second half of the year.

  - Architectural segment is expected to have flat to low single digit revenue growth for the year, with second half growth dependent on an improving construction industry.
  - Automotive replacement glass segment revenues are expected to be down 3% to 5% for the year, consistent with industry trends resulting from an exceptionally mild winter and competitive conditions. This outlook depends upon the ability of our retail business unit to recapture market share.
  - LSO segment revenues are expected to grow in the high single digits, driven by the timing of improvements in retail consumer electronics and framing markets and the expected success of new product initiatives. For the balance of the year, revenue growth is expected to average approximately 25% compared to the prior year, with revenues building as the year progresses.

Gross margin percentages are expected to improve slightly, with operating efficiencies achieved largely through Six Sigma initiatives offsetting increases in wages, health care and insurance costs. At the same time, there is expected to be increased margin pressure in the Architectural and Auto Glass segments driven by competitive actions in soft markets. Sales, general and administrative expenses will grow slightly, as will SG&A as a percent of sales, due to investments in marketing and information technology initiatives.

A loss from equity in affiliated companies is expected for the year, as the wholesale auto glass market served by our auto glass distribution joint venture has been more severely impacted by the increasingly difficult industry conditions. This expected loss is offset somewhat by the elimination of funding for the

TerraSun joint venture closed in fiscal 2002. We continue to expect that earnings per share will grow, with year-on-year growth anticipated to begin in the third quarter when the improving economy should positively impact Apogee's value-added Architectural and LSO businesses.

Critical Accounting Policies

No material changes have occurred in the disclosure with respect to our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 2, 2002.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the disclosure of qualitative and quantitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended March 2, 2002.

Cautionary Statement

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

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the following factors. There can be no assurances given that Harmon AutoGlass will recapture market share and increase sales. There can be no assurances that PPG Auto Glass, Apogee's automotive replacement glass distribution joint venture with PPG Industries, will achieve favorable long-term operating results. In addition, there can be no assurances that Apogee's Architectural segment, which serves high-end markets with value-added products, will not be further impacted by the slowing economy. There also can be no assurances that there will not be additional erosion in the LSO segment revenues due to the severe downturn in the PC industry and a slowdown in retail markets.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:
     Exhibit 10.1 Credit Agreement dated as of April 25, 2002 between Apogee Enterprises, Inc. and banks party to the agreement, including related contribution and subsidiary guaranty agreements.

(b)  Reports on Form 8-K:
     The Company's Current Report on Form 8-K filed April 3, 2002 related to a request to delete Form 10-KSB Erroneously Submitted on behalf of Wrong Company.

     The Company's Current Report on Form 8-K filed April 18, 2002 related to Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        APOGEE ENTERPRISES, INC.


Date: July 10, 2002                     /s/ Russell Huffer
                                            --------------
                                        Russell Huffer
                                        Chairman, President and Chief Executive
                                         Officer

Date: July 10, 2002                     /s/ Michael B. Clauer
                                            -----------------
                                        Michael B. Clauer
                                        Executive Vice President and
                                         Chief Financial Officer

EXHIBITS INDEX

Exhibit 10.1 Credit Agreement dated as of April 25, 2002 between Apogee Enterprises, Inc. and banks party to the agreement, including related contribution and subsidiary guaranty agreements.