Form 10-Q
period 2002-08-31
APOGEE ENTERPRISES INC
filed 2002-10-09
CIK 6845

CONFORMED COPY

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 0-6365

APOGEE ENTERPRISES, INC.
(Exact Name of Registrant as Specified in Charter)

Minnesota	41-0919654
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7900 Xerxes Avenue South – Suite 1800
Minneapolis, Minnesota	55431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 835-1874

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     X        NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class Common Stock, $.331/3 Par Value	Outstanding at September 30, 2002 27,658,405

APOGEE ENTERPRISES, INC.
FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2002

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2002 AND MARCH 2, 2002

	August 31,
	2002	March 2,
(In thousands, except share and per share data)	(unaudited)	2002
Assets

Current assets
Cash and cash equivalents	$8,557	$15,361
Receivables, net of allowance for doubtful accounts	113,390	115,159
Inventories	34,647	36,022
Deferred tax assets	5,002	4,875
Other current assets	2,644	3,667

Total current assets	164,240	175,084

Property, plant and equipment, net	121,040	128,515
Marketable securities available for sale	16,231	22,825
Investments in affiliated companies	20,957	22,110
Goodwill	55,914	55,614

Identifiable intangible assets, at cost less accumulated amortization of $4,602 and $5,820, respectively	1,636	1,024
Other assets	3,627	3,944

Total assets	$383,645	$409,116

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$50,260	$51,887
Accrued expenses	46,471	57,766
Current liabilities of discontinued operations, net	3,453	3,740
Billings in excess of costs and earnings on uncompleted contracts	6,093	6,127
Accrued income taxes	12,633	7,079
Current installments of long-term debt	540	640

Total current liabilities	119,450	127,239

Long-term debt, less current installments	51,736	69,098
Other long-term liabilities	26,347	25,867
Liabilities of discontinued operations, net	15,008	15,978

Commitments and contingent liabilities (Note 9)	—	—

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding, 27,748,000 and 28,334,000, respectively	9,249	9,445
Additional paid-in capital	53,336	50,521
Retained earnings	112,386	113,382
Unearned compensation	(2,674)	(1,547)
Accumulated other comprehensive loss	(1,193)	(867)

Total shareholders’ equity	171,104	170,934

Total liabilities and shareholders’ equity	$383,645	$409,116

See accompanying notes to consolidated financial statements.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED RESULTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED
AUGUST 31, 2002 AND SEPTEMBER 1, 2001
(unaudited)

	Three-months-ended		Six-months-ended
(In thousands, except share and per share data)	August 31, 2002	September 1, 2001	August 31, 2002	September 1, 2001
Net sales	$200,282	$210,233	$384,991	$413,839
Cost of sales	148,487	158,833	287,243	317,135

Gross profit	51,795	51,400	97,748	96,704
Selling, general and administrative expenses	38,431	35,476	74,682	72,807

Operating income	13,364	15,924	23,066	23,897
Interest expense, net	834	1,234	1,826	3,156
Equity in (loss) income of affiliated companies	(112)	297	(1,230)	2,365

Earnings from operations before income taxes	12,418	14,987	20,010	23,106
Income taxes	3,850	4,646	6,203	7,163

Net earnings	$8,568	$10,341	$13,807	$15,943

Earnings per share—basic	$0.31	$0.37	$0.49	$0.57

Earnings per share—diluted	$0.30	$0.36	$0.48	$0.56

Weighted average basic shares outstanding	27,740,000	27,956,000	27,900,000	27,815,000
Weighted average diluted shares outstanding	28,637,000	28,889,000	28,863,000	28,604,000

Dividends per common share	$0.055	$0.110	$0.053	$0.105

See accompanying notes to consolidated financial statements.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
AUGUST 31, 2002 AND SEPTEMBER 1, 2001
(unaudited)

(In thousands)	August 31, 2002	September 1, 2001
Operating Activities
Net earnings	$13,807	$15,943
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,056	13,482
Deferred income taxes	(119)	(1,042)
Results from equity investments	1,230	(2,365)
(Investments in) dividends received from equity investments	(77)	2,579
Gain on disposal of assets	(1,541)	(477)
Other, net	385	1,201
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	1,769	(2,653)
Inventories	1,375	1,589
Accounts payable and accrued expenses	(12,247)	(6,946)
Billings in excess of costs and earnings on uncompleted contracts	(34)	(2,291)
Refundable and accrued income taxes	5,554	4,835

Net cash provided by operating activities	22,158	23,855

Investing Activities
Capital expenditures	(6,031)	(5,488)
Proceeds from sale of property, plant and equipment	2,388	30
Acquisition of businesses, net of cash acquired	(300)	(247)
Purchases of marketable securities	(3,648)	—
Sales/maturities of marketable securities	10,367	4,399

Net cash provided by (used in) investing activities	2,776	(1,306)

Financing Activities
Change in net borrowings under revolving credit agreement	(18,100)	(18,200)
Proceeds from issuance of long-term debt	1,000	2,000
Payments on long-term debt	(362)	(2,717)
Increase in deferred debt expense	(835)	(161)
Proceeds from issuance of common stock	4,986	3,891
Repurchase and retirement of common stock	(14,071)	(284)
Dividends paid	(3,099)	(2,965)

Net cash used in financing activities	(30,481)	(18,436)

Cash (used in) provided by discontinued operations	(1,257)	677

(Decrease) increase in cash and cash equivalents	(6,804)	4,790
Cash and cash equivalents at beginning of period	15,361	4,689

Cash and cash equivalents at end of period	$8,557	$9,479

Supplemental schedule of non-cash investing activities:
Net assets acquired through assumption of debt	—	$1,500

See accompanying notes to consolidated financial statements.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2002 and September 1, 2001, the results of operations for the three months and six months ended August 31, 2002 and September 1, 2001, and cash flows for the six months ended August 31, 2002 and September 1, 2001. Certain prior-year amounts have been reclassified to conform to the current period presentation.

The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 2, 2002. The results of operations for the three months and six months ended August 31, 2002 and September 1, 2001 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.	New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets has ceased and instead the carrying value of these assets will be evaluated for impairment by applying a fair-value based test on at least an annual basis. This statement also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill.

The Company has adopted SFAS No. 142 effective March 3, 2002 and has discontinued the amortization of goodwill and has determined that it does not have intangible assets with indefinite useful lives. The Company has performed the required impairment testing of goodwill as of March 3, 2002 and has concluded that none of its goodwill was impaired. Fair value was estimated using discounted cash flow methodologies. In addition, the Company reassessed the useful lives of its identifiable intangible assets and determined that the lives were appropriate. The Company will test goodwill of each of its reporting units for impairment annually in connection with its fourth quarter planning process or more frequently if impairment indicators exist.

If the Company had been accounting for its goodwill and intangible assets under SFAS No. 142 for all prior periods presented, the Company’s net income and earnings per common share would have been as follows:

	Three-Months-Ended		Six-Months-Ended
(In thousands, except per share data)	Aug. 31, 2002	Sept. 1, 2001	Aug. 31, 2002	Sept. 1, 2001
Net income:
Reported net earnings	$8,568	$10,341	$13,807	$15,943
Add back amortization expense, net of tax	—	360	—	680

Adjusted net income	$8,568	$10,701	$13,807	$16,623

Earnings per share—basic
Reported net earnings	$0.31	$0.37	$0.49	$0.57
Impact of amortization expense, net of tax	—	0.01	—	0.02

Adjusted earnings per share—basic	$0.31	$0.38	$0.49	$0.59

Earnings per share—diluted
Reported net earnings	$0.30	$0.36	$0.48	$0.56
Impact of amortization expense, net of tax	—	0.01	—	0.02

Adjusted earnings per share—diluted	$0.30	$0.37	$0.48	$0.58

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The Company adopted this standard on March 3, 2002, with no impact to its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. The significant items from SFAS 144 that are relevant to the Company are the statements regarding extinguishment of debt and the accounting for sale-leaseback transactions. The provisions of this statement are applicable for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. Its adoption will not have a significant impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company expects that adoption of this statement will not have a significant impact on the Company’s consolidated financial statements.

3.	Inventories

(In thousands)	August 31, 2002	March 2, 2002
Raw materials	$14,926	$16,235
Work in process	5,454	5,807
Finished goods	9,513	9,351
Cost and earnings in excess of billings on uncompleted contracts	4,754	4,629

Total inventories	$34,647	$36,022

4.	Equity Method Investments

In July 2000, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. On August 31, 2002, the Company’s investment in PPG Auto Glass was $20.6 million. At August 31, 2002, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill. In connection with the formation of PPG Auto Glass, the Company agreed to supply the joint venture, through PPG, with most of the Company’s windshield fabrication capacity on market-based terms and conditions. In addition, the Company’s automobile windshield repair and replacement business agreed to purchase at least 75% of its windshield needs from PPG Auto Glass on market-based terms and conditions. Purchases from PPG Auto Glass were $10.1 million and $12.6 million for the second quarter of fiscal 2003 and 2002, respectively. Year-to-date fiscal 2003 and 2002 purchases from PPG Auto Glass were $21.3 million and $25.6 million, respectively. Amounts owed to PPG Auto Glass were $7.4 million and $8.0 million at the end of the second quarter of fiscal 2003 and 2002, respectively.

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

In September 2001, the Company decided to discontinue funding TerraSun, LLC, its research and development joint venture of which the Company had a 50 percent interest. As a result, TerraSun discontinued its operations and sold its tangible assets.

The Company’s share of earnings for its affiliated companies is before income taxes and, in the second quarter of fiscal 2002, included $0.1 million of amortization of the excess cost over the value of the underlying net tangible assets and expenses retained by the Company.

5.	Goodwill and Other Identifiable Intangible Assets

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	August 31, 2002		March 2, 2002
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Debt issue costs	$1,804	$245	$2,410	$1,487
Non-compete agreements	4,434	4,357	4,434	4,333

Total	$6,238	$4,602	$6,844	$5,820

Aggregate amortization expense for the six months ended August 31, 2002 and September 1, 2001 related to these identifiable intangible assets was $0.2 million and $0.8 million, respectively. At August 31, 2002, future amortization expense of identifiable intangible assets is $0.2 million for the remainder of fiscal 2003, for a total of $0.4 million for the year. Future amortization expense of identifiable intangible assets for fiscal 2004 through fiscal 2006 is $0.4 million and $0.1 million for fiscal 2007.

The change in the carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the six months ended August 31, 2002 was as follows:

(In thousands)	Architectural	Large-Scale Optical	Auto Glass	Corporate and Other	Total
Balance, March 2, 2002	$24,178	$10,307	$12,954	$8,175	$55,614
Contingent purchase price payment	—	300	—	—	300

Balance, August 31, 2002	$24,178	$10,607	$12,954	$8,175	$55,914

The Company has performed the required impairment testing of goodwill as of March 3, 2002 and has concluded that none of its goodwill was impaired. Fair value was estimated using discounted cash flow methodologies. In addition, the Company reassessed the useful lives of its identifiable intangible assets and determined that the lives were appropriate. The Company will test goodwill of each of its reporting units for impairment annually in connection with its fourth quarter planning process or more frequently if impairment indicators exist.

6.	Long-Term Debt

In April 2002, the Company entered into a four-year, unsecured, committed credit facility in the amount of $125.0 million. The credit facility requires the Company to maintain minimum levels of net worth and certain financial ratios. The majority of the borrowings under the credit facility are made at a rate equal to three-month LIBOR, London Interbank Offered Rate, (1.8125% at August 31, 2002) plus an applicable margin. The applicable margin is calculated based upon the Company’s financial ratios. At August 31, 2002, the applicable margin was 1.375%. At August 31, 2002, the Company was in compliance with all of the financial covenants of the credit facility.

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

At August 31, 2002, accruals totaling $18.5 million ($15.0 million classified as long-term accruals) represented the remaining estimated future cash outflows associated with the exit from discontinued operations. The majority of these cash expenditures are expected to be made within the next two to three years. The primary components of the accrual relate to the remaining exit costs from the international curtainwall operations of the large-scale construction business. These long-term accruals include settlement of the outstanding bonds, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts. Additionally, the accruals are established for product liability and legal costs that may be incurred relating to the Company’s warranties and possible rework issues on the international and domestic construction projects. The accruals related to these exposures are denominated predominantly in Euros, with approximately 10 percent of this amount hedged.

8.	Earnings Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three-Months-Ended		Six-Months-Ended
(In thousands)	Aug. 31, 2002	Sept. 1, 2001	Aug. 31, 2002	Sept. 1, 2001
Basic earnings per share-weighted common shares outstanding	27,740	27,956	27,900	27,815
Weighted common shares assumed upon exercise of stock options	508	622	574	478
Unvested shares held in trust for deferred compensation plans	389	311	389	311

Diluted earnings per share-weighted common shares and common shares equivalent outstanding	28,637	28,889	28,863	28,604

9.	Commitments and Contingent Liabilities

At August 31, 2002, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of August 31, 2002 was approximately $18.4 million, of which $12.2 million is issued and has reduced our total availability of funds under our $125.0 million credit facility.

The Company has entered into a number of noncompete and consulting agreements, associated with former employees. As of August 31, 2002, future payments of $0.3 million were committed under such agreements.

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. Although it is impossible to predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

10.	Comprehensive Earnings

	Three-months-ended		Six-months-ended
(In thousands)	Aug. 31, 2002	Sept. 1, 2001	Aug. 31, 2002	Sept. 1, 2001
Net earnings	$8,568	$10,341	$13,807	$15,943
Transition adjustment related to change in accounting for derivative instruments and hedging activities, net of $672 tax benefit	—	—	—	(1,109)
Unrealized loss on derivatives, net of $256, $156, $248 and $199, tax benefit, respectively	(422)	(258)	(407)	(328)
Unrealized gain on marketable securities, net of $104, $111, $44 and $133, tax expense, respectively	192	206	81	248

Comprehensive earnings	$8,338	$10,289	$13,481	$14,754

11.	Segment Information

The following table presents sales and operating income data for our three segments, and consolidated, for three and six months compared to the corresponding periods a year ago.

	Three-months-ended		Six-months-ended
(In thousands)	Aug. 31, 2002	Sept. 1, 2001	Aug. 31, 2002	Sept. 1, 2001
Net Sales
Architectural	$115,739	$120,059	$223,732	$236,285
Auto Glass	64,439	75,197	124,800	142,073
Large-Scale Optical	20,105	14,980	36,460	35,487
Intersegment eliminations	(1)	(3)	(1)	(6)

Net sales	$200,282	$210,233	$384,991	$413,839

Operating Income (Loss)
Architectural	$8,409	$9,000	$14,835	$16,021
Auto Glass	5,153	8,919	9,837	10,381
Large-Scale Optical	424	(1,475)	(494)	(1,491)
Corporate and other	(622)	(520)	(1,112)	(1,014)

Operating income	$3,364	$15,924	$23,066	$23,897

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended March 2, 2002 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three and six months of the current and past fiscal year.

	Three-months-ended		Six-months-ended
(Percent of Net Sales)	Aug. 31, 2002	Sept. 1, 2001	Aug. 31, 2002	Sept. 1, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.1	75.6	74.6	76.6

Gross profit	25.9	24.4	25.4	23.4
Selling, general and administrative expenses	19.2	16.8	19.4	17.6

Operating income	6.7	7.6	6.0	5.8
Interest expense, net	0.4	0.6	0.5	0.8
Equity in (loss) income of affiliated companies	(0.1)	0.1	(0.3)	0.6

Earnings from operations before income taxes	6.2	7.1	5.2	5.6
Income taxes	1.9	2.2	1.6	1.7

Net earnings	4.3	4.9	3.6	3.9

Effective tax rate	31.0%	31.0%	31.0%	31.0%

Second Quarter Fiscal 2003 Compared to Second Quarter Fiscal 2002

Consolidated net sales for the second quarter ended August 31, 2002 were $200.3 million, a 5% decrease from net sales of $210.2 million reported for the prior-year quarter. Fiscal 2003 net income was $8.6 million, a 17% decrease from the prior-year period’s net income of $10.3 million. Our operating margin fell to 6.7% in the second quarter from 7.6% in the prior-year period.

On a consolidated basis, cost of sales, as a percentage of net sales, fell to 74.1% for the quarter, improving from 75.6% last year. The primary factors underlying the resulting increase in gross profit percentage were increased efficiencies in our Architectural Products and Services (Architectural) and Large-Scale Optical (LSO) segments, which impacted margin by 1.4 percentage points and 1.1 percentage points, respectively, offset by decreased margins within the Automotive Replacement Glass and Services (Auto Glass) segment due to amendments to the windshield supply agreements made during the second quarter of fiscal 2002.

Selling, general and administrative (SG&A) expenses for the second quarter of fiscal 2003 increased $3.0 million, or 8% from fiscal 2002. The increase in SG&A expenses relates to increased investments in the glass installation business, primarily from geographic expansion, renovation initiatives to help building owners improve their properties, and hurricane product development, as well as severance and downsizing costs in the Auto Glass segment, offset by decreased bad debt expense.

Net interest expense decreased by 32% to $0.8 million for the second quarter of fiscal 2003 from $1.2 million in the prior-year quarter, reflecting significantly lower borrowing levels and a lower weighted average interest rate under the Company’s revolving credit agreement.

Our equity in loss from affiliated companies was $0.1 million in the second quarter of fiscal 2003 versus an equity in income of $0.3 million in the prior-year quarter. This decrease was due to a decline in the performance of the PPG Auto Glass wholesale distribution joint venture as a result of mild weather, competitive industry pricing and loss of market share. Last year’s results included $1.1 million, net of tax, in losses for the TerraSun joint venture, which was shut down during the third quarter of fiscal 2002.

The effective income tax rate of 31.0% remained constant from fiscal 2002. The annual effective tax rate of 31%, which is 4% below the federal statutory tax rate, is due to the reduction of tax reserves as a result of the expiration of certain statutes of limitations for other parties to bring actions against us.

In the second quarter of fiscal 2003, we made payments of $0.7 million related to discontinued operations, which caused a decrease in the designated reserves. We continue to believe that we have adequate reserves for the discontinued operations.

In the second quarter of fiscal 2003, we reported earnings of $8.6 million, or $0.30 diluted earnings per share, compared to earnings of $10.3 million, or $0.36 diluted earnings per share, in the second quarter of fiscal 2002. Fiscal 2003 results include one-time charges of $0.03 diluted earnings per share primarily from the Auto Glass segment, while the prior-year period includes a one-time gain of $0.04 diluted earnings per share in the Auto Glass segment due to changes in pricing amendments related to the PPG Auto Glass joint venture.

Segment Analysis

The following table presents sales and operating income data for our three segments and on a consolidated basis for the second quarter, when compared to the corresponding period a year ago.

	Three-months-ended			Six-months-ended
(In thousands)	Aug. 31, 2002	Sept. 1, 2001	% Chg	Aug. 31, 2002	Sept. 1, 2001	% Chg
Net Sales
Architectural	$115,739	$120,059	(4)%	$223,732	$236,285	(5)%
Auto Glass	64,439	75,197	(14)	124,800	142,073	(12)
Large-Scale Optical	20,105	14,980	34	36,460	35,487	3
Intersegment eliminations	(1)	(3)	67	(1)	(6)	83

Net sales	$200,282	$210,233	(5)%	$384,991	$413,839	(7)%

Operating Income (Loss)
Architectural	$8,409	$9,000	(7)%	$14,835	$16,021	(7)%
Auto Glass	5,153	8,919	(42)	9,837	10,381	(5)
Large-Scale Optical	424	(1,475)	N/M	(494)	(1,491)	67
Corporate and other	(622)	(520)	(20)	(1,112)	(1,014)	(10)

Operating income	$13,364	$15,924	(16)%	$23,066	$23,897	(3)%

N/M=Not meaningful

Architectural Products and Services (Architectural)

Second quarter revenues for the Company’s largest segment, Architectural, declined due to further softening in the commercial construction industry, especially in the office building sector. Revenues decreased 4 percent to $115.7 million, compared to $120.1 million in the prior-year quarter. Operating income totaled $8.4 million and was only slightly below the $9.0 million reported a year ago; the modest decline was largely the result of a delay in timing of glass installation projects. The segment has maintained its operating margin on lower revenues (7.3 percent in the second quarter, versus 7.5 percent in the previous-year period) as a result of operational improvements and cost reduction initiatives, which include Six Sigma efforts.

The Architectural segment backlog, at August 31, 2002, was down slightly to $163.2 million, compared to $183.4 million at the end of the first quarter, which is consistent with the continuing economic uncertainty and related slowdown in commercial construction. Overall, the backlog continues to reflect the segment’s focus on complex, value-added projects which have longer lead times from project approval to production and less predictable schedules.

Automotive Replacement Glass and Services (Auto Glass)

Net sales at the Auto Glass segment declined to $64.4 million, compared to $75.2 million in the prior-year period. The unusually mild weather and weaker industry conditions led to lower unit volume in what is historically the strongest quarter for this segment. In addition, the retail windshield repair and replacement business suffered from continued market share erosion. The segment reported operating income of $5.2 million, compared to $8.9 million in the same period last year. The current-year quarter included one-time charges of $0.9 million, pretax, related to management changes and downsizing in the retail business of this segment, which are expected to deliver annual savings of $1.3 million, net of tax. Last year’s period included a one-time gain of $1.8 million from the amendments made to the supply agreement related to the PPG Auto Glass joint venture, owned 34 percent by Apogee.

Large-Scale Optical Technologies (LSO)

LSO net sales for the quarter of $20.1 million increased 34 percent from fiscal 2002 sales of $15.0 million, due to improvements in key consumer electronics and retail framing markets. The segment reported operating income of $0.4 million compared to an operating loss of $1.5 million in the same period last year. Operational improvements, successful new product introductions and continued conversion to value-added picture framing glass positively impacted segment earnings, offset by a one-time charge of $0.4 million, pretax, from consolidating pre-framed art facilities, which is expected to yield annual savings of more than $0.7 million.

Consolidated Backlog

At August 31, 2002, Apogee’s consolidated backlog was $170.4 million, down 13% from the $196.5 million reported at March 2, 2002. The backlogs of the Architectural segment represented 96% of the Company’s consolidated backlog. The decline in consolidated backlog is a direct reflection of the slowdown in domestic commercial construction, particularly of office buildings.

Liquidity and Capital Resources

(In thousands, except percentages)	Aug. 31, 2002	Sept. 1, 2001
Cash provided by operations	$22,158	$23,855
Capital expenditures	6,031	5,488
Proceeds from dispositions of property	2,388	30
Decrease in net borrowings	17,462	18,917
Debt to total capital	23%	35%

Operating Activities

Net operating activities provided cash of $22.2 million for the six months ended August 31, 2002 versus $23.9 million in the prior-year period. Cash from operating activities before changes in operating assets and liabilities was $25.7 million and $29.3 million for the second quarter fiscal 2003 and second quarter fiscal 2002, respectively. This reduction is attributable to lower earnings and a reduction in dividends from equity investments.

Investing Activities

Second quarter fiscal 2003 investing activities provided cash of $2.8 million as compared to a use of cash of $1.3 million in the same period last year, primarily as a result of proceeds from the sale of property at the Auto Glass segment. The increase in sales/maturities of marketable securities, offset by purchases, also contributed to the increase in cash provided by investing activities. New capital investment through the second quarter of fiscal 2003 totaled $6.0 million, versus $5.5 million in the prior-year period. For fiscal 2003, we expect to incur capital expenditures as necessary to maintain existing facilities and for safety initiatives. Fiscal 2003 capital expenditures are expected to be approximately $20 million.

Financing Activities

Total borrowings stood at $52.3 million at August 31, 2002, down 25% from the $69.7 million outstanding at March 2, 2002 as we continued to focus on debt reduction. The majority of all of our long-term debt, $42.6 million, consisted of bank borrowings under a syndicated revolving credit facility. The average interest rate for the year was 3.3% through the second quarter fiscal 2003 and 5.9% through the second quarter fiscal 2002. Our debt-to-total-capital ratio continued to improve and was 23% at August 31, 2002, an improvement from 35% at the end of last year’s second quarter.

In April 2002, $1.0 million of variable rate industrial bonds were issued and the resulting proceeds were loaned to us to finance a portion of our capital projects in Wausau, WI.

Other Financing Activities

In April 2002, we entered into a new, four-year, unsecured, committed credit facility in the amount of $125.0 million. This credit facility requires us to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio (EBITDA divided by interest expense) of more than 3.0 and a debt-to-EBITDA ratio of less than 3.0. At August 31, 2002, these ratios were 11.6 and 0.9, respectively. If we are not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to debt-to-EBITDA ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be due. This new credit facility replaced the Company’s previously existing $125.0 million secured credit facility.

	Future Cash Payments Due by Period
(In thousands)	Remainder of Fiscal 2003	Fiscal 2004	After Fiscal 2004
Borrowings under Credit Facility	$—	$—	$42,600
Industrial Revenue Bonds	—	—	8,400
Other Long-Term Debt	278	540	458
Operating Leases (Undiscounted)	7,364	12,769	29,559
Other Obligations	121	183	25

Total Cash Obligations	$7,763	$13,492	$81,042

The industrial revenue bonds in the total above are supported by letters of credit that reduce our availability of funds under the $125.0 million credit facility. These letters of credit are not reflected in the standby letters of credit below.

	Amount of Commitment Expiration Per Period
(In thousands)	Remainder of Fiscal 2003	Fiscal 2004	After Fiscal 2004
Standby Letters of Credit	$3,764	—	$5,974

In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuate with the value of installation projects that are in process and in our backlog. At August 31, 2002, these bonds totaled $116.7 million. We have never been required to pay on these performance-based bonds.

We anticipate that outstanding borrowings will decline over the remainder of the fiscal year. We believe that current cash on hand, cash generated from operating activities, and available funds under our $125.0 million credit facility should be adequate to fund our working capital requirements, planned capital expenditures and other investing activities through fiscal 2003.

During the second quarter of fiscal 2003, the Board of Directors authorized a 500,000 share increase to the company’s share repurchase program. The share repurchase program now allows the company to repurchase up to 1,500,000 shares of the company’s common stock. During the quarter, we repurchased 820,100 shares under this repurchase program for a total of $10.7 million. As of the end of this quarter, there were a total of 572,900 shares remaining to be repurchased under the current program.

Outlook

We are expecting overall revenues for the fiscal year to be in the range of flat to a low single digit decline, with year-on-year growth occurring in the second half of the year.

—
We have revised our Architectural segment revenue outlook to flat to slightly below fiscal 2002, with the balance of the year flat to slightly above prior-year quarters. The delayed recovery of the United States new commercial construction market is impacting Apogee as evidenced by the segment’s backlog decline. The slow new commercial construction market is somewhat offset by increases in value-added energy-efficient, protective glazing, and renovation products and services.

—	We expect the Auto Glass segment revenue to be down 5% to 10% for the year.
—
We expect the LSO segment revenue to grow in excess of 25 percent in the second half compared to fiscal 2002, barring any unforeseen changes in the economy. We expect growth to result from market improvements, new product introductions and national account penetration.

Operating margins will likely remain at just over 6 percent of sales for the balance of the year, as cost savings and operating efficiencies continue to offset higher wages, insurance and health care costs.

We expect a loss from equity in affiliated companies for the year, as the wholesale auto glass market served by our auto glass distribution joint venture has been more severely impacted by the competitive pricing environment and soft industry trends.

We continue to expect that full-year earnings per share will grow compared to the prior year, with year-on-year growth anticipated to begin in the third quarter. The elimination of amortization under the new method of accounting for goodwill is expected to contribute approximately $0.05 of the anticipated full-year earnings improvement.

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

Item 4:    Evaluation of Disclosure Controls and Procedures

a)
Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

b)
Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

Cautionary Statement

This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the following factors. There can be no assurances given that Harmon AutoGlass will recapture market share and increase sales in the soft auto replacement glass market. There can be no assurances that PPG Auto Glass, Apogee’s automotive replacement glass distribution joint venture with PPG Industries, will achieve favorable long-term operating results. In addition, there can be no assurances that Apogee’s Architectural segment, which serves high-end markets with value-added products, will not be further impacted by the slowed economy and, more particularly, the slowdown in the U.S. commercial construction industry. Additionally, performance, reliability, or quality claims from our customers, with or without merit, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages. There also can be no assurances that the LSO segment businesses will continue to increase revenues year over year.

A number of other factors should be considered in conjunction with this report’s forward-looking statements, any discussion of operations or results by the Company or its representatives and any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company. These other factors are set forth in the cautionary statement filed as Exhibit 99 to the Company’s Annual Report on Form 10-K, and include, without limitation, cautionary statements regarding changes in economic and market conditions, factors related to competitive pricing, quality, facility utilization, new product introductions, seasonal and cyclical conditions and customer dependency. Also included are other risks related to financial risk, self-insurance, environmental risk and discontinued operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART II

OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders

Apogee Enterprises, Inc. Annual Meeting of Shareholders was held on June 18, 2002. The number of outstanding shares on the record date for the Annual Meeting was 28,339,814. Eighty-nine percent of the outstanding shares were represented in person or by proxy at the meeting.

The three candidates for election as Class I Directors listed in the proxy statement were elected to serve three-year terms, expiring at the 2005 Annual Meeting of Shareholders. The proposal to approve the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan was approved. The proposal to approve the Apogee Enterprises, Inc. Executive Management Incentive Plan was approved. The proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the 2003 fiscal year was also approved. The results of these matters voted upon by the shareholders are listed below.

	Number of Shares
	In Favor	Withheld/Against	Abstained/Unvoted
Election of Class I Directors
Barbara B. Grogan	24,873,187	264,184
J. Patrick Horner	24,910,856	226,515
Stephen C. Mitchell	24,906,865	230,506

Approve the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan	19,157,593	2,088,582	3,891,196

Approve the Apogee Enterprises, Inc. Executive Management Incentive Plan	20,212,714	998,614	3,926,043

Ratification of the appointment of Deloitte & Touche LLP as independent auditors	24,612,865	426,246	98,260

ITEM 6.  Exhibits and Reports on Form 8-K

a)	Exhibits:

99.1—Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2—Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K:

None.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 9, 2002	/s/ RUSSELL HUFFER Russell Huffer Chairman, President and Chief Executive Officer

Date: October 9, 2002	/s/ MICHAEL B. CLAUER Michael B. Clauer Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Russell Huffer, Chairman, President and Chief Executive Officer of Apogee Enterprises, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Apogee Enterprises, Inc.;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.      The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 9, 2002

/s/ Russell Huffer
Russell Huffer Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Michael B. Clauer, Executive Vice President and Chief Financial Officer of Apogee Enterprises, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Apogee Enterprises, Inc.;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.      The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 9, 2002

/s/ Michael B. Clauer
Michael B. Clauer Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit 99.1 – Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 – Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.