Form 10-Q
period 2002-11-30
APOGEE ENTERPRISES INC
filed 2003-01-10
CIK 6845

CONFORMED COPY

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at December 31, 2002
Common Stock, $.33 1/3 Par Value	27,551,681

APOGEE ENTERPRISES, INC.
FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2002

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2002 AND MARCH 2, 2002

(In thousands, except share and per share data)	November 30, 2002 (unaudited)	March 2, 2002
Assets

Current assets
Cash and cash equivalents	$17,977	$15,361
Receivables, net of allowance for doubtful accounts	115,612	115,159
Inventories	34,237	36,022
Deferred tax assets	5,270	4,875
Other current assets	2,293	3,667

Total current assets	175,389	175,084

Property, plant and equipment, net	117,477	128,515
Marketable securities available for sale	6,206	22,825
Investments in affiliated companies	21,278	22,110
Goodwill	55,914	55,614
Identifiable intangible assets, at cost less accumulated amortization of $758 and $5,820, respectively	2,021	1,024
Other assets	2,923	3,944

Total assets	$381,208	$409,116

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$51,320	$51,887
Accrued expenses	50,250	57,766
Current liabilities of discontinued operations, net	3,315	3,740
Billings in excess of costs and earnings on uncompleted contracts	4,348	6,127
Accrued income taxes	7,987	7,079
Current installments of long-term debt	540	640

Total current liabilities	117,760	127,239

Long-term debt, less current installments	48,508	69,098
Other long-term liabilities	25,936	25,867
Liabilities of discontinued operations, net	14,725	15,978

Commitments and contingent liabilities (Note 9)	—	—

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding, 27,552,000 and 28,334,000, respectively	9,184	9,445
Additional paid-in capital	53,066	50,521
Retained earnings	116,430	113,382
Unearned compensation	(2,591)	(1,547)
Accumulated other comprehensive loss	(1,810)	(867)

Total shareholders’ equity	174,279	170,934

Total liabilities and shareholders’ equity	$381,208	$409,116

See accompanying notes to consolidated financial statements.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED RESULTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED
NOVEMBER 30, 2002 AND DECEMBER 1, 2001
(unaudited)

	Three-months-ended		Nine-months-ended
(In thousands, except share and per share data)	November 30, 2002	December 1, 2001	November 30, 2002	December 1, 2001
Net sales	$199,166	$200,293	$584,157	$614,132
Cost of sales	153,905	154,482	441,148	471,617

Gross profit	45,261	45,811	143,009	142,515
Selling, general and administrative expenses	34,658	35,881	109,340	108,688

Operating income	10,603	9,930	33,669	33,827
Interest expense, net	865	985	2,733	4,094
Other income, net	950	129	992	82
Equity in income (loss) of affiliated companies	270	(605)	(960)	1,760

Earnings from operations before income taxes	10,958	8,469	30,968	31,575
Income taxes	3,397	2,625	9,600	9,788

Net earnings	$7,561	$5,844	$21,368	$21,787

Earnings per share—basic	$0.28	$0.21	$0.77	$0.78

Earnings per share—diluted	$0.27	$0.20	$0.75	$0.76

Weighted average basic shares outstanding	27,255,000	27,978,000	27,685,000	27,869,000
Weighted average diluted shares outstanding	28,002,000	28,960,000	28,576,000	28,723,000

Dividends per common share	$0.058	$0.055	$0.168	$0.160

See accompanying notes to consolidated financial statements.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
NOVEMBER 30, 2002 AND DECEMBER 1, 2001
(unaudited)

(In thousands)	November 30, 2002	December 1, 2001
Operating Activities
Net earnings	$21,368	$21,787
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,826	20,221
Deferred income taxes	696	(278)
Results from equity investments	960	(1,760)
(Investments in) dividends received from equity investments	(128)	2,413
Gain on disposal of assets	(2,607)	(760)
Other, net	958	1,217
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(453)	(3,653)
Inventories	1,785	2,362
Accounts payable and accrued expenses	(7,385)	(7,572)
Billings in excess of costs and earnings on uncompleted contracts	(1,779)	(3,836)
Refundable and accrued income taxes	908	116

Net cash provided by operating activities	32,149	30,257

Investing Activities
Capital expenditures	(8,805)	(7,200)
Proceeds from sale of property, plant and equipment	3,719	33
Acquisition of businesses, net of cash acquired	(300)	(247)
Purchases of marketable securities	(10,757)	(6,628)
Sales/maturities of marketable securities	26,349	8,593

Net cash provided by (used in) investing activities	10,206	(5,449)

Financing Activities
Change in net borrowings under revolving credit agreement	(21,200)	(24,200)
Proceeds from issuance of long-term debt	1,000	2,000
Payments on long-term debt	(490)	(2,846)
Payments on debt issue costs	(1,335)	(232)
Proceeds from issuance of common stock	5,140	4,051
Repurchase and retirement of common stock	(16,494)	(284)
Dividends paid	(4,682)	(4,519)

Net cash used in financing activities	(38,061)	(26,030)

Cash (used in) provided by discontinued operations	(1,678)	891

Increase (decrease) in cash and cash equivalents	2,616	(331)
Cash and cash equivalents at beginning of period	15,361	4,689

Cash and cash equivalents at end of period	$17,977	$4,358

Supplemental schedule of non-cash investing activities:
Net assets acquired through assumption of debt	—	$1,500

See accompanying notes to consolidated financial statements.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2002 and December 1, 2001, the results of operations for the three months and nine months ended November 30, 2002 and December 1, 2001, and cash flows for the nine months ended November 30, 2002 and December 1, 2001. Certain prior-year amounts have been reclassified to conform to the current period presentation.

The financial statements and notes are presented as permitted by the instructions for Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 2, 2002. The results of operations for the three months and nine months ended November 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

If the Company had been accounting for its goodwill and intangible assets under SFAS No. 142 for all prior periods presented, the Company’s net income and earnings per common share would have been as follows:

	Three-Months-Ended		Nine-Months-Ended
(In thousands, except per share data)	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Net income:
Reported net earnings	$7,561	$5,844	$21,368	$21,787
Add back amortization expense, net of tax	—	322	—	1,002

Adjusted net income	$7,561	$6,166	$21,368	$22,789

Earnings per share—basic
Reported net earnings	$0.28	$0.21	$0.77	$0.78
Impact of amortization expense, net of tax	—	0.01	—	0.03

Adjusted earnings per share—basic	$0.28	$0.22	$0.77	$0.81

Earnings per share—diluted
Reported net earnings	$0.27	$0.20	$0.75	$0.76
Impact of amortization expense, net of tax	—	0.01	—	0.03

Adjusted earnings per share—diluted	$0.27	$0.21	$0.75	$0.79

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The Company adopted this standard on March 3, 2002, with no impact to its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. The significant items from SFAS 144 that are relevant to the Company are the statements regarding extinguishment of debt and the accounting for sale-leaseback transactions. The provisions of this statement are applicable for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. The adoption of this statement has not had a significant impact on the Company’s consolidated financial statements.

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

3.	Inventories

(In thousands)	November 30, 2002	March 2, 2002
Raw materials	$14,997	$16,235
Work in process	5,423	5,807
Finished goods	8,840	9,351
Cost and earnings in excess of billings on uncompleted contracts	4,977	4,629

Total inventories	$34,237	$36,022

4.	Equity Method Investments

In July 2000, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. On November 30, 2002, the Company’s investment in PPG Auto Glass was $20.9 million. At November 30, 2002, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill. In connection with the formation of PPG Auto Glass, the Company agreed to supply the joint venture, through PPG, with most of the Company’s windshield fabrication capacity on market-based terms and conditions. In addition, the Company’s automobile windshield repair and replacement business agreed to purchase at least 75% of its windshield needs from PPG Auto Glass on market-based terms and conditions. Purchases from PPG Auto Glass were $12.3 million and $11.7 million for the third quarter of fiscal 2003 and 2002, respectively. Year-to-date fiscal 2003 and 2002 purchases from PPG Auto Glass were $33.6 million and $37.3 million, respectively. Amounts owed to PPG Auto Glass were $6.6 million and $5.4 million at the end of the third quarter of fiscal 2003 and 2002, respectively.

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

The Company’s share of earnings for its affiliated company is before income taxes and, in the third quarter of fiscal 2002, included $0.1 million of amortization of the excess cost over the value of the underlying net tangible assets and expenses retained by the Company.

5.	Goodwill and Other Identifiable Intangible Assets

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	November 30, 2002		March 2, 2002
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Debt issue costs	$1,798	$332	$2,410	$1,487
Other	981	426	4,434	4,333

Total	$2,779	$758	$6,844	$5,820

Aggregate amortization expense for the nine months ended November 30, 2002 and December 1, 2001 related to these identifiable intangible assets was $0.3 million and $0.6 million, respectively. At November 30, 2002, future amortization expense of identifiable intangible assets is $0.2 million for the remainder of fiscal 2003, for a total of $0.5 million for the year. Future amortization expense of identifiable intangible assets for fiscal 2004 through fiscal 2006 is $0.5 million and $0.3 million for fiscal 2007. During the third quarter of fiscal 2003, the Company disposed of fully amortized non-compete agreements.

The change in the carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the nine months ended November 30, 2002 was as follows:

(In thousands)	Architectural	Large-Scale Optical	Auto Glass	Corporate and Other	Total
Balance, March 2, 2002	$24,178	$10,307	$12,954	$8,175	$55,614
Contingent purchase price payment	—	300	—	—	300

Balance, November 30, 2002	$24,178	$10,607	$12,954	$8,175	$55,914

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

In April 2002, the Company entered into a four-year, unsecured, committed credit facility in the amount of $125.0 million. The credit facility requires the Company to maintain minimum levels of net worth and certain financial ratios. The majority of the borrowings under the credit facility are made at a rate equal to three-month LIBOR (London Interbank Offered Rate), or 1.4375% at November 30, 2002, plus an applicable margin. The applicable margin is calculated based upon the Company’s financial ratios. At November 30, 2002, the applicable margin was 1.125%. At November 30, 2002, the Company was in compliance with all of the financial covenants of the credit facility.

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

At November 30, 2002, accruals totaling $18.0 million ($14.7 million classified as long-term accruals) represented the remaining estimated future cash outflows associated with the exit from discontinued operations. The majority of these cash expenditures are expected to be made within the next two to three years. The primary components of the accrual relate to the remaining exit costs from the international curtainwall operations of the large-scale construction business. These long-term accruals include settlement of the outstanding bonds, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts. Additionally, the accruals are established for product liability and legal costs that may be incurred relating to the Company’s warranties and possible rework issues on the international and domestic construction projects. The accruals related to these exposures are denominated predominantly in Euros, with approximately 10 percent of this amount hedged.

8.	Earnings Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three-Months- Ended		Nine-Months-Ended
(In thousands)	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Basic earnings per share-weighted common shares outstanding	27,255	27,978	27,685	27,869
Weighted common shares assumed upon exercise of stock options	356	671	500	543
Unvested shares held in trust for deferred and other compensation plans	391	311	391	311

Diluted earnings per share-weighted common shares and common shares equivalent outstanding	28,002	28,960	28,576	28,723

9.	Commitments and Contingent Liabilities

At November 30, 2002, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of November 30, 2002 was approximately $17.3 million, of which $11.4 million is issued and has reduced our total availability of funds under our $125.0 million credit facility.

The Company has entered into a number of noncompete and consulting agreements, associated with former employees. As of November 30, 2002, future payments of $0.3 million were committed under such agreements.

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

10.	Comprehensive Earnings

	Three-months-ended		Nine-months-ended
(In thousands)	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Net earnings	$7,561	$5,844	$21,368	$21,787
Transition adjustment related to change in accounting for derivative instruments and hedging activities, net of $672 tax benefit	—	—	—	(1,109)
Unrealized gain (loss) on derivatives, net of $(80), $152, $167 and $351, tax (expense) benefit, respectively	131	(250)	(276)	(578)
Unrealized (loss) gain on marketable securities, net of $403, ($31), $359 and $(164), tax benefit (expense), respectively	(749)	60	(667)	308

Comprehensive earnings	$6,943	$5,654	$20,425	$20,408

11.	Segment Information

The following table presents sales and operating income data for our three segments, and consolidated, for three and nine months compared to the corresponding periods a year ago.

	Three-months-ended		Nine-months-ended
(In thousands)	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Net Sales
Architectural	$121,901	$124,619	$345,633	$360,904
Auto Glass	55,706	59,597	180,506	201,670
Large-Scale Optical	21,594	16,078	58,054	51,565
Intersegment eliminations	(35)	(1)	(36)	(7)

Net sales	$199,166	$200,293	$584,157	$614,132

Operating Income (Loss)
Architectural	$10,845	$9,056	$25,680	$25,076
Auto Glass	(1,410)	2,616	8,427	12,998
Large-Scale Optical	1,819	(1,469)	1,324	(2,961)
Corporate and other	(651)	(273)	(1,762)	(1,286)

Operating income	$10,603	$9,930	$33,669	$33,827

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended March 2, 2002 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three and nine months of the current and past fiscal year.

	Three-months-ended		Nine-months-ended
(Percent of Net Sales)	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.3	77.1	75.5	76.8

Gross profit	22.7	22.9	24.5	23.2
Selling, general and administrative expenses	17.4	17.9	18.7	17.7

Operating income	5.3	5.0	5.8	5.5
Interest expense, net	0.4	0.5	0.5	0.7
Other income (expense), net	0.5	0.1	0.2	0.0
Equity in (loss) income of affiliated companies	0.1	(0.4)	(0.2)	0.3

Earnings from operations before income taxes	5.5	4.2	5.3	5.1
Income taxes	1.7	1.3	1.6	1.6

Net earnings	3.8	2.9	3.7	3.5

Effective tax rate	31.0%	31.0%	31.0%	31.0%

Third Quarter Fiscal 2003 Compared to Third Quarter Fiscal 2002

Consolidated net sales for the third quarter ended November 30, 2002 were $199.2 million, compared to net sales of $200.3 million reported for the prior-year quarter. Net income for the third quarter of fiscal 2003 was $7.6 million, a 29% increase from the prior-year period’s net income of $5.8 million. Our operating margin rose to 5.3% in the third quarter from 5.0% in the prior-year period.

On a consolidated basis, cost of sales, as a percentage of net sales, rose to 77.3% for the third quarter of fiscal 2003 from 77.1% for the prior-year quarter. The primary factors underlying the resulting decrease in gross profit percentage were decreased margins due to pricing pressures, the ongoing slowdown in the construction industry and the challenging auto glass market. Fiscal 2003 third quarter results include a $1.5 million accrual for projected worker’s compensation exposure for our self-insurance program related to prior-period incidents. These were offset by increased efficiencies in our Architectural Products and Services and Large-Scale Optical segments, which favorably impacted margin by 1.5 percentage points and 1.3 percentage points, respectively.

Selling, general and administrative (SG&A) expenses for the third quarter of fiscal 2003 decreased $1.2 million, or 3% from fiscal 2002, or a .5% reduction as a percent of sales. The decrease in SG&A expenses relates to decreased incentive accruals, a net gain of $0.4 million recorded on sale of assets, as well as decreased data-line expenses. These decreases in SG&A expenses were partially offset by increased sales and marketing expenses in the glass installation business, primarily for geographic expansion, renovation initiatives to help building owners improve their properties, and hurricane product development, as well as increased bad debt expense based on current exposure levels.

Net interest expense decreased by 12% to $0.9 million for the third quarter of fiscal 2003 from $1.0 million in the prior-year quarter, reflecting significantly lower borrowing levels and a lower weighted average interest rate under the Company’s revolving credit agreement.

Other income reflects the $1.0 million pretax benefit of realized gains on the sale of investments held for our self-insurance program as compared to $0.1 million in the prior year quarter. The increased gains in the current year quarter reflect a significant sale of marketable securities based on the lower interest rate environment resulting in the Company having appreciated marketable debt securities.

Our equity in income from affiliated companies was $0.3 million in the third quarter of fiscal 2003 versus an equity in loss of $0.6 million in the prior-year quarter. This improvement reflects improved operating performance by the PPG Auto Glass wholesale distribution joint venture, despite challenging market conditions.

The effective income tax rate of 31.0% remained constant from fiscal 2002. The annual effective tax rate of 31%, which is 4% below the federal statutory tax rate, is primarily due to the reduction of tax reserves as a result of the expiration of certain statutes of limitations.

In the third quarter of fiscal 2003, we made payments of $0.4 million related to discontinued operations, which caused a decrease in the designated reserves. We continue to believe that we have adequate reserves for the discontinued operations.

In the third quarter of fiscal 2003, we reported earnings of $7.6 million, or $0.27 diluted earnings per share, compared to earnings of $5.8 million, or $0.20 diluted earnings per share, in the third quarter of fiscal 2002.

Segment Analysis

The following table presents sales and operating income data for our three segments and on a consolidated basis for the third quarter, when compared to the corresponding period a year ago.

	Three-months-ended			Nine-months-ended
(In thousands)	Nov. 30, 2002	Dec. 1, 2001	% Chg	Nov. 30, 2002	Dec. 1, 2001	% Chg
Net Sales
Architectural	$121,901	$124,619	(2)%	$345,633	$360,904	(4)%
Auto Glass	55,706	59,597	(7)	180,506	201,670	(10)
LSO	21,594	16,078	34	58,054	51,565	13
Intersegment eliminations	(35)	(1)	N/M	(36)	(7)	N/M

Net sales	$199,166	$200,293	(1)%	$584,157	$614,132	(5)%

Operating Income (Loss)
Architectural	$10,845	$9,056	20%	$25,680	$25,076	2%
Auto Glass	(1,410)	2,616	N/M	8,427	12,998	(35)
LSO	1,819	(1,469)	N/M	1,324	(2,961)	N/M
Corporate and other	(651)	(273)	(138)	(1,762)	(1,286)	(37)

Operating income	$10,603	$9,930	7%	$33,669	$33,827	0%

N/M=Not meaningful

Architectural Products and Services (Architectural)

Fiscal 2003 third quarter revenues for the Company’s largest segment, Architectural, declined slightly as the Company continues to outperform the slowed commercial construction market. Revenues decreased 2 percent to $121.9 million, compared to $124.6 million in the prior-year quarter. Fiscal 2003 third quarter operating income, however, grew 20 percent to $10.8 million from $9.1 million a year ago. Operating margin improved to 8.9 percent, from 7.3 percent in last year’s third quarter, reflecting the focus on operational improvements and cost reduction initiatives, which include Six Sigma efforts.

The Architectural segment backlog, at November 30, 2002, dropped to $151.3 million, compared to $163.2 million at the end of the second quarter of fiscal 2003, and $191.5 million at the end of the third quarter of fiscal 2002. This is consistent with the continuing economic uncertainty and related slowdown in commercial construction, which are causing delays in project commitments and scheduling for the segment. Improved lead times in the Company’s Architectural businesses also contributed to the backlog drop.

Automotive Replacement Glass and Services (Auto Glass)

Auto Glass segment revenues for the third quarter were $55.7 million, down 7 percent from $59.6 million in the prior-year period. The segment reported an operating loss of $1.4 million for the third quarter of fiscal 2003, compared to operating income of $2.6 million in the same period last year as industry conditions continued to be challenging. Although the Company’s retail unit volume for the third quarter was slightly above the prior-year period, the business experienced margin erosion due to competitive pricing. The segment’s manufacturing business was also negatively impacted, as pricing continued to deteriorate as a result of slow retail demand and import pressures, and by lower than anticipated volume.

Large-Scale Optical Technologies (LSO)

In the third quarter of fiscal 2003, LSO revenues increased 34 percent to $21.6 million, from $16.1 million in the prior-year period, due to continued improvements in key consumer electronics and retail framing markets. The segment reported operating income of $1.8 million in the third quarter of fiscal 2003, versus an operating loss of $1.5 million in the same period last year. Segment earnings were positively impacted by operational improvements, successful new product introductions, continued conversion of value-added picture framing glass and a $0.4 million gain on the sale of equipment.

Consolidated Backlog

At November 30, 2002, Apogee’s consolidated backlog was $157.9 million, down 20% from the $196.5 million reported at March 2, 2002. The backlogs of the Architectural segment represented 96% of the Company’s consolidated backlog. The decline in consolidated backlog is a direct reflection of the slowdown in domestic commercial construction, particularly of office buildings.

Liquidity and Capital Resources

(In thousands, except percentages)	Nov. 30, 2002	Dec. 1, 2001
Cash provided by operations	$32,149	$30,257
Capital expenditures	8,805	7,200
Proceeds from dispositions of property	3,719	33
Decrease in net borrowings	20,690	25,046
Debt to total capital	22%	33%

Operating Activities

Net operating activities provided cash of $32.1 million for the nine months ended November 30, 2002, versus $30.3 million in the prior-year period. Cash from operating activities before changes in operating assets and liabilities was $39.1 million and $42.8 million for the third quarter fiscal 2003 and third quarter fiscal 2002, respectively. This reduction is attributable to lower earnings, a reduction in dividends from equity investments and gains on disposal of assets.

Investing Activities

Year-to-date fiscal 2003 investing activities provided cash of $10.2 million as compared to a use of cash of $5.4 million in the same period last year, primarily as a result of sales/maturities of marketable securities and proceeds from the sale of property at the Auto Glass segment. New capital investment through the third quarter of fiscal 2003 totaled $8.8 million, versus $7.2 million in the prior-year period. For fiscal 2003, we have incurred capital expenditures as necessary to maintain existing facilities and for safety initiatives. Fiscal 2003 capital expenditures are expected to be less than $20 million.

Financing Activities

Total borrowings stood at $49.0 million at November 30, 2002, down 30% from the $69.7 million outstanding at March 2, 2002 as we continued to focus on debt reduction. The majority of all of our long-term debt, $39.5 million, consisted of bank borrowings under a syndicated revolving credit facility. The average interest rate was 3.2% through the third quarter fiscal 2003 and 5.4% through the third quarter fiscal 2002. Our debt-to-total-capital ratio continued to improve and was 22% at November 30, 2002, an improvement from 33% at the end of last year’s third quarter.

In April 2002, $1.0 million of variable rate industrial bonds were issued and the resulting proceeds were loaned to us to finance a portion of our capital projects in Wausau, WI.

Other Financing Activities

In April 2002, we entered into a new, four-year, unsecured, committed credit facility in the amount of $125.0 million. This credit facility requires us to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio (EBITDA divided by interest expense) of more than 3.0 and a debt-to-EBITDA ratio of less than 3.0. At November 30, 2002, these ratios were 12.9 and 0.8, respectively. If we are not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to debt-to-EBITDA ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be due. This new credit facility replaced the Company’s previously existing $125.0 million secured credit facility.

	Future Cash Payments Due by Period
(In thousands)	Remainder of Fiscal 2003	Fiscal 2004	After Fiscal 2004
Borrowings under Credit Facility	$—	$—	$39,500
Industrial Revenue Bonds	—	—	8,400
Other Long-Term Debt	150	540	458
Operating Leases (Undiscounted)	3,596	12,870	29,820
Other Obligations	58	189	25

Total Cash Obligations	$3,804	$13,599	$78,203

The industrial revenue bonds in the total above are supported by $8.4 million of letters of credit that reduce our availability of funds under the $125.0 million credit facility. These letters of credit are not reflected in the standby letters of credit below.

	Amount of Commitment Expiration Per Period
(In thousands)	Remainder of Fiscal 2003	Fiscal 2004	After Fiscal 2004
Standby Letters of Credit	$3,734	$—	$5,185

In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of installation projects that are in process and in our backlog. At November 30, 2002, these bonds totaled $124.7 million. We have never been required to pay on these performance-based bonds.

We anticipate that outstanding borrowings will decline over the remainder of the fiscal year. We believe that current cash on hand, cash generated from operating activities, and available funds under our $125.0 million credit facility should be adequate to fund our working capital requirements, planned capital expenditures and other investing activities through fiscal 2003.

During the second quarter of fiscal 2003, the Board of Directors authorized a 500,000 share increase to the company’s share repurchase program. The share repurchase program now allows the company to repurchase up to 1,500,000 shares of the company’s common stock. During the quarter, we repurchased 217,046 shares under this repurchase program for a total of $2.4 million. The total purchases have amounted to $14.6 million during fiscal 2003. As of the end of this quarter, there were a total of 355,854 shares remaining to be repurchased under the current program.

Outlook

We are expecting overall revenue growth in the mid-single digits for the fourth quarter of fiscal 2003.

—
Architectural segment revenues are expected to be flat to slightly above the fiscal 2002 fourth quarter, with growth coming from the glass installation business, offset by soft market conditions for the other businesses.

—	Auto Glass segment revenues for the fourth quarter of fiscal 2003 are expected to be flat due to volume increases offset by lower prices and competitive industry conditions.
—
Fiscal 2003 fourth quarter LSO segment revenues are expected to show strong double-digit growth over the prior year period from expanded distribution of value-added picture framing glass markets and continued growth of new products introduced for the projection television industry.

Operating margins are expected to be at 5 percent of sales for the fourth quarter of fiscal 2003, as cost savings and operating efficiencies offset higher wage, insurance and healthcare costs, and lower prices.

We expect a loss from equity in affiliated companies for the fourth quarter of fiscal 2003, which is normal for the seasonal wholesale auto glass market served by our auto glass distribution joint venture. The loss, though, is expected to be less than that experienced in the prior-year quarter due to improved performance.

We continue to expect that full-year earnings per share for fiscal 2003 will grow compared to fiscal 2002. The elimination of amortization under the new method of accounting for goodwill is expected to contribute approximately $0.05 of the anticipated full-year earnings improvement.

For fiscal year 2004, we expect continued softness in the markets served by our Architectural segment businesses. External forecasts have indicated that the total non-residential construction market is expected to be down 6 percent for calendar 2002, and calendar 2003 will show no improvement from that level. The outlook for our largest market, office construction, shows a 3 percent decline for calendar 2003. These forecasted market declines will adversely impact our businesses in fiscal 2004, and as a result, we expect Architectural segment revenues to decline slightly in fiscal 2004. To offset these market declines, we are forecasting that Architectural segment businesses will gain market share and expand into other markets, both in terms of geography and movement into markets such as schools, government and quasi-government work.

Automotive replacement glass segment revenues are expected to grow in the low single digits in fiscal 2004 as we recapture retail market share in a continued competitive market. Large-scale optical segment revenues are expected to grow 8 to 10 percent in fiscal 2004, which is at a slower pace than in fiscal 2003, through expanded distribution and expanded penetration in consumer electronics industries with new products.

Due to the uncertainty in our Architectural and Auto Glass segments, we expect flat to slightly lower overall revenues for fiscal 2004. Operating margin percentages for fiscal 2004 are expected to decline slightly as productivity improvements and cost controls offset increases in material costs, insurance and wages. Earnings per share are expected to range from $0.85 to $0.93 for fiscal 2004.

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

Item 4:    Evaluation of Disclosure Controls and Procedures

a)
Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer have concluded, based on their evaluation within 90 days before the filing date of this quarterly report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b)
Changes in internal controls.    There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the previously-mentioned evaluation.

Cautionary Statement

This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the following factors. There can be no assurances given that Apogee’s Architectural segment, which serves high-end construction markets with value-added products, will not be further impacted by the slowed economy and the slowed construction industry. In addition there can be no assurances that Harmon AutoGlass will grow revenues and increase profitability in the soft auto replacement glass market. There can be no assurances that PPG Auto Glass, Apogee’s automotive replacement glass distribution joint venture with PPG Industries, will achieve favorable long-term operating results. There also can be no assurances that the LSO segment businesses will continue to increase revenues year over year.

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

PART II

OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

a)	Exhibits:

Exhibit 10.1 – Employment Agreement between Registrant and Joseph T. Deckman effective as of July 16, 2002.

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

APOGEE ENTERPRISES, INC.

Date: January 10, 2003	/s/ RUSSELL HUFFER
Russell Huffer Chairman, President and Chief Executive Officer

Date: January 10, 2003	/s/ MICHAEL B. CLAUER
Michael B. Clauer Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Russell Huffer, Chairman, President and Chief Executive Officer of Apogee Enterprises, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Apogee Enterprises, Inc.;

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

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

Date: January 10, 2003

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

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

Date: January 10, 2003

/s/ MICHAEL B. CLAUER
Michael B. Clauer Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit 10.1 – Employment Agreement between Registrant and Joseph T. Deckman effective as of July 16, 2002.

Exhibit 99.1 – Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 – Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.