Form 10-K
period 2003-03-01
APOGEE ENTERPRISES INC
filed 2003-05-09
CIK 6845

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 1, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number 0-6365

APOGEE ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0919654
(State or other jurisdiction of	IRS Employer Identification Number
incorporation or organization)

7900 Xerxes Avenue South – Suite 1800
Minneapolis, Minnesota	55431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:             (952) 835-1874

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.33 1/3 Par Value	NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☒     No ☐

As of August 30, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting stock of the registrant was $332,693,136 (based on the closing price of $11.99 per share as reported by Nasdaq as of that date.)

As of March 31, 2003, there were approximately 27,194,000 shares of the registrant’s Common Stock, $0.33 1/3 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

APOGEE ENTERPRISES, INC.

Annual Report on Form 10-K

For the fiscal year ended March 1, 2003

PART I

ITEM 1.     BUSINESS

The Company

Apogee Enterprises, Inc. was incorporated under the laws of the State of Minnesota in 1949. Through its subsidiaries, the Company believes it is a world leader in technologies involving the design and development of value-added glass products, services and systems. Unless the context otherwise requires, the terms “Company,” “Apogee,” “we,” “us” and “our” as used herein refer to Apogee Enterprises, Inc. and its subsidiaries.

The Company is comprised of three reporting segments to match the markets they serve:

•	The Architectural Products and Services segment designs, engineers, fabricates, installs and renovates walls of glass and windows comprising the outside skin of commercial and institutional buildings.
•	The Automotive Replacement Glass and Services segment fabricates, repairs and replaces automobile windshields and windows.
•	The Large-Scale Optical Technologies segment develops and produces high technology glass that enhances visual performance of products for the display, imaging and picture-framing industries.

Financial information about the Company’s segments can be found in Note 16 to the Consolidated Financial Statements of the Company contained elsewhere in this report.

Products

The following tables describe our products, the business unit to which the product pertains, and the key features and applications of our various products.

Architectural Products and Services (Architectural)

Businesses in the Architectural segment include: Viracon, Inc. (Viracon), the leading fabricator of coated, high-performance architectural glass for global commercial markets; Harmon, Inc., the largest U.S. full-service building glass installation, maintenance and renovation company; Wausau Window & Wall Systems, a division of the Apogee Wausau Group, Inc. (Wausau), a manufacturer of custom aluminum window systems and curtainwall; and Linetec, a division of the Apogee Wausau Group, Inc. (Linetec), a paint and anodizing finisher of window frames and PVC shutters.

Business Unit	Product/ Service	Description	Key Features/ Applications
Viracon	Insulating Glass

Increases a window’s thermal performance; constructed with two or more pieces of glass separated by a desiccant-filled spacer and sealed with an organic sealant. The desiccant absorbs the insulating glass unit’s internal moisture.

Light efficiency, Comfort, Sound control, Aesthetic options

	Laminated Glass	Consists of two or more pieces of glass fused with a vinyl interlayer and is used primarily for skylights and security and hurricane-resistant applications.	Safety, Protection, Comfort, Sound control

High-Performance Coated Glass

Provides solar control, both minimizing heat gain and controlling thermal transfer, by adding coatings to glass. In addition, coatings add color and varying levels of reflectivity to glass. Each coating, whether metal, solarscreen or low-emissivity, provides different aesthetic and performance criteria and offers a range of light and thermal transmission levels. Low-emissivity coatings, which may be used alone or with other coatings, are layers of metals, invisible to the naked eye, deposited on glass through a vacuum sputter process that selectively limits the transfer of heat through the glass, while allowing a high percentage of visible light through the glass.

Controls light and thermal transmission, Reduces energy costs, Comfort, Aesthetic options

	Spandrel	The use of full coverage paint on insulated glass or polyester opacifier film backing on high performance coated glass for use on the non-vision areas of the building.	Concealment, Color balance, Aesthetics

	Silk-screened Glass	Glass which has been painted to create custom patterns in a wide array of colors. Silkscreening improves the solar control performance of the glass.	Aesthetics, Comfort

	Tempered Glass	Heat-strengthened glass.	Safety

Harmon, Inc.	New Construction	Comprehensive design, engineering, procurement, fabrication and installation of curtainwall and window projects for commercial and institutional buildings.	Custom design

	Service	24-hour complete replacement glass services damaged glass.	Commercial and residential glass replacement, Repair of doors, custom mirror work and security glass

Renovation

Revitalizing and updating the building façade and helping extend the life of a building. In-house engineering capabilities allow Harmon, Inc. to duplicate the original design or create a completely new appearance for renovated buildings.

Aesthetic enhancements, Correct system failures, Upgrade the building façade to improve energy efficiency, health and safety

Wausau Window & Wall Systems (Wausau)	Curtainwall Systems

Highly engineered wall system consisting of glass panels and aluminum window frame designs engineered to be thermally efficient through the utilization of high-strength polyurethane to limit the transfer of heat or cold through the window frame.

Energy-efficient

	Projected Windows	Windows that project out or in from the plane of the wall and are side hinged or pivoted at the jambs.	Egress, Ventilation

Rolling & Hung Windows

Rolling windows consist of an operable sash that slides horizontally along a master frame. Hung windows are vertically operated windows in which the weight of the sash is offset by a balance mounted in the window frame.

Egress, Ventilation, Ease of cleaning

Linetec	Fluorpolymer Coatings (paint)

Electrostatic applications of high quality, solvent-based paints which are applied to window, curtainwall, and other metal and plastic components. These paints are sometimes preferred over anodizing because of the wider color selection.

Aesthetics

	Anodize	The immersion of a light metal, typically aluminum, into a series of electrically charged baths to create a very strong, weather resistant film of aluminum oxide, often colored, at the surface.	Durable, Weather resistant

	PVC Shutters	Applications of UV protection and durable paint applied to polyvinyl chloride (PVC) parts.	Durable, Aesthetics

Automotive Replacement Glass and Services (Auto Glass)

Businesses in the Auto Glass segment include: Harmon Glass Company d/b/a Harmon AutoGlass (Harmon AutoGlass), a U.S. chain of retail automotive replacement, glass installation and repair shops; and Viracon/Curvlite, Inc. (Curvlite), a U.S. fabricator of aftermarket foreign and domestic car windshields and original equipment windshields for recreational vehicles and buses.

Business Unit	Product/ Service	Description	Key Features/ Applications
Harmon AutoGlass	After-market Windshield Installation	Installation of automotive replacement glass is conducted by certified specialists to meet all factory safety standards and guidelines	Safety

	Windshield Repair	Repair of cracked or chipped windshields utilizing advanced resin technology and highly trained repair specialists to restore the structural integrity and appearance of the windshield.	Safety

Viracon/ Curvlite (Curvlite)	Automotive Replacement Glass (ARG)	Fabrication of after-market automotive replacement windshields for foreign and domestic cars.	Safety

RV/Bus – OEM & Replacement Glass	Fabrication of windshields for original equipment manufacturers of recreational vehicles and buses, as well as replacement glass for these vehicles.	Safety, Custom designed

Large-Scale Optical Technologies (LSO)

Businesses in the LSO segment include: Tru Vue, Inc. (Tru Vue), a value-added glass and matboard manufacturer for the North American custom framing and pre-framed art markets; and Viratec Thin Films, Inc., (Viratec) a producer of optical thin film coatings for the global display and imaging markets.

Business Unit	Product/ Service	Description	Key Features/ Applications
Tru Vue	Reflection Control Glass	Unique single-sided etch glass that reduces most of the glare of regular glass while providing clarity.	Diminishes reflections, Enhances clarity

Anti-Reflective Glass

Significantly reduced reflection (glare) and significantly increased transmission (clarity). Using a process exclusive to the Company, highly energized metals (or oxides) are deposited onto the glass in precisely controlled thicknesses. This ensures the most consistent, durable quality and the highest brightness and contrast levels available.

Diminishes reflections, Clarity, Color transmission

Conservation Glass

The product of a unique coating process which blocks 97 percent of the ultraviolet rays in the 300-380 nanometer range of the light spectrum, as well as protecting pictures and art against the sun’s damaging rays.

>97% UV protection

Viratec	Anti-Reflective Glass	See description above. Supplies anti-reflective glass solely to Tru Vue.	Diminishes reflections, Clarity, Color transmission

	Front Surface Mirrors	Result of Viratec’s patented multi-layer aluminum mirror coatings which are sputter deposited onto float glass and certified flat float glass substrates.	Reflects 94 to 97% of the visible light, Superior adhesion, Increased abrasion resistance

	Anti-Reflective Acrylic	Utilizes anti-reflective coatings on acrylic to reduce glare and static charge on the surface.	Reduced reflections, Protection

Markets and Distribution Channels

Architectural Segment. The markets served by the businesses within the Architectural segment are very competitive, price and lead-time sensitive and affected by changes in the commercial construction industry as well as changes in general economic conditions. The businesses in this segment primarily serve customers requiring custom, made-to-order products or contract glazing.

We are well positioned as the leader in North America in the supply of a wide range of high performance architectural glass products to the commercial building industry and other institutions. We market our products nationally and internationally to glass distributors, contractors, curtainwall subcontractors and commercial glass fabricators, including our own window manufacturing and installation businesses.

We offer complete design, engineering, installation and replacement or glazing services for commercial, institutional and other buildings in 14 metropolitan areas in the United States through Harmon, Inc. We bid and negotiate these curtainwall and window projects with owners, architects, general contractors and property managers. While the installation of building glass in new construction projects is the primary market for our installation business, we are broadening our offerings for glass services and retrofitting of the outside skin of older commercial and institutional buildings. We offer 24-hour replacement service for storm or vandalism damage. Our in-house engineering capabilities allow us to duplicate the original design or create a completely new appearance for renovated buildings.

Our window and wall systems business (Wausau) designs and manufactures high-quality window and curtainwall systems, engineered to be thermally efficient, utilizing high-strength polyurethane to limit the transfer of heat or cold through the window frame, for commercial and institutional buildings in the United States. These products meet high standards of wind load capacity and resistance to air and moisture infiltration. Products are marketed primarily in the United States through a nationwide network of trained distributors and a direct sales staff. Wausau typically provides window or wall quotations to glazing subcontractors, including our own installation business, which in-turn bids more inclusive glass and glazing packages to general contractors for projects in the United States. At all levels, the low-bid is an advantageous competitive position, if specified performance, warranty, aesthetic and operational characteristics are met. On complex work, engineering capability and ease of installation also become qualifying factors for window and wall manufacturers.

Our finishing business serves the architectural, industrial and commercial metal fabricator markets (including Wausau), as well as building product manufacturers and interior window covering businesses in the Unites States and Canada.

Auto Glass Segment. The markets served by the businesses in the Auto Glass segment tend to be seasonal in nature and are influenced by a variety of factors, including weather, new car sales, speed limits, road conditions, the economy and average annual number of miles driven. Harmon AutoGlass opened its first shop over 50 years ago in downtown Minneapolis and as of April 30, 2003 had 652 retail service centers, including co-branded facilities, in over 40 states. In addition to its own shops, Harmon AutoGlass participates in a network of more than 5,000 affiliated auto glass retailers across the country. While Harmon AutoGlass’ primary business is windshield repair and replacement, some Harmon AutoGlass retail stores also offer an inventory of flat glass for home window and storefront repair. Harmon AutoGlass markets its products to consumers, insurance companies, insurance policyholders, agents, commercial fleets, body shops, automotive dealers and automobile auctions. Harmon AutoGlass has a long-term contract with APAC Customer Services, Inc., which expires in fiscal 2006, to provide call center insurance claims processing for Harmon AutoGlass’ insurance customers.

In an effort to enhance efficiency, geographic coverage and customer service in the distribution of auto replacement glass, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses in July 2000 to create a new entity, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. As part of the arrangements with this joint venture, Harmon Auto Glass has committed, under a multi-year contract expiring in June 2005, to purchase at least 75 percent of its replacement windshield needs from PPG Auto Glass.

The Company’s manufacturing business within the Auto Glass segment, Curvlite, serves primarily two windshield markets, domestic and foreign automotive replacement glass (ARG) and original equipment manufacturers’ (OEM) windshields for recreational vehicles and buses. Under a multi-year agreement with PPG expiring in June 2005, Curvlite’s automotive replacement glass production is primarily dedicated to supplying PPG. Curvlite is now fabricating approximately 600 different parts, about half the number manufactured prior to entering into the agreement with PPG.

LSO Segment. The markets served by the businesses within the LSO segment are very competitive, highly responsive to new products and price-sensitive. The customer base that the LSO segment serves consists of customers with specific made-to-order requests as well as those needing standard inventoried products.

The Company’s Tru Vue brand is one of the largest domestically manufactured brands produced for the value-added picture-framing glass market. Under this brand, we provide our customers with a full array of picture-framing glass products, including clear, reflection control, anti-reflective and conservation glass. We compliment our glass product offering with sales of conservation picture-framing matboard. The products are distributed primarily in North America, with additional distribution in Europe and Australia, through independent distributors, which, in turn, supply local picture-framing markets. We continue to convert the framing industry to our proprietary value-added glass, TruGuard™, which preserves pictures and art. For the third consecutive year, we have converted more than 1,000 independent framers to our TruGuard™ product.

Viratec, develops advanced, optical coatings for glass and acrylic for display and imaging applications. These products are used in projection televisions, picture-framing glazing, as well as imaging devices such as scanners and copiers. Viratec markets optical coatings to both domestic and foreign customers. These customers provide further assembly, marketing and distribution to end-users.

Warranties

We offer warranties on our products which we believe are competitive for the markets in which those products are sold. The nature and extent of these warranties depend upon the product, the market and in some cases the customer being served. Viracon and Wausau generally offer warranties up to 10 years, while our other businesses offer warranties of 2 years or less. We carry liability insurance and a reserve for warranty exposures. However, our insurance does not cover warranty claims and there can be no assurance that our insurance will be sufficient to cover all liability claims in the future, that the costs of this insurance or the related deductibles will not increase materially or that liability insurance will be available on terms acceptable to the Company in the future.

Sources and Availability of Raw Materials

Materials used within the Architectural segment include raw glass, vinyl, insulated glass spacer frames, silicone desiccant, metal targets, aluminum extrusions, chemicals, paints, urethane and plastic extrusions. All of these materials are readily available from a number of sources and no supplier delays or shortages are anticipated. While certain glass products may only be available at certain times of the year, all standard glass colors are available throughout the year in abundant quantities. Chemicals purchased range from commodity to specifically formulated types of chemistries.

Within the AutoGlass segment, raw materials consist of flat glass, vinyl, urethane and polyvinyl butyral, which are available from a number of sources, and auto glass windshields, which Harmon AutoGlass is contractually obligated to buy at least 75 percent from PPG Auto Glass.

Materials used within the LSO segment include glass, hard-coated acrylic, acrylic substrates, coating materials, chemicals, facing paper and coreboard. Currently, the chemicals used for the UV resistant coating used at Tru Vue are readily available from only one supplier who meets the Company’s specifications for this proprietary technology. Tru Vue is currently seeking to qualify other suppliers and alternate technologies.

The Company believes a majority of its raw materials are available from a variety of domestic sources.

Trademarks and Patents

The Company has several trademarks and trade names which it believes have significant value in the marketing of its products. Within the Architectural segment, Linetec® is a registered trademark of the Company. AdVantage™ is a listed trademark of the Company.

Within the Auto Glass segment, Harmon AutoGlass®, Harmon Glass®, Portland Glass®, Cherrydale® – Harmon are registered trademarks of the Company. SmarTech™ and We Install Confidence™ are listed trademarks of the Company. PPG Auto Glass™ is a trademark of PPG.

Within the LSO segment, Viratec®, Tru Vue®, TruGuard®, Conservation Clear®, Conservation Reflection Control®, Museum Glass®, Pricing for Profit®, AR Glass®, Reflection Control®, UltraClear®, UltiMat® and UltiBlack® are registered trademarks. Optium™, Reflection Free Acrylic™ and Museum Security Glass™ are listed trademarks of the Company. Viratec Thin Films has obtained several patents pertaining to its glass coating methods. Tru Vue holds several patents on its proprietary products, including its UV coating and etch processes for non-reflective glass. Despite being a point of differentiation from its competitors, no single patent is considered to be material to the Company.

The Company had maintained various patents related to TerraSun, the Company’s research and development joint venture which the Company discontinued funding in fiscal 2002. During fiscal 2003, the Company donated all of the technology and patents to the Illinois Institute of Technology (IIT). Until the TerraSun patents expire, the Company will have a first right of refusal for the purchase of any architectural product applications developed by IIT based on these patents.

Seasonality

Within the Architectural segment, there is a slight seasonal effect following the construction industry with demand in late spring to late autumn that is slightly higher than during the balance of the year. The construction industry is highly cyclical in nature and can be influenced differently by the effects of the localized economy in different geographic markets

The markets that are served by the businesses in the Auto Glass segment tend to be seasonal in nature. The revenues from this segment are historically highest during the first and second quarters, with first and second quarter revenues at 26 percent and 27 percent of full year revenues, respectively, followed by third and fourth quarter revenues at 24 percent and 23 percent, respectively.

The businesses in the LSO segment depend, in part, on sales by manufacturers of products such as rear projection televisions, computer displays and scanners and retail picture-framing products. In particular, the rear projection television market is highly cyclical and can be seasonal, with a significant increase in sales occurring between Thanksgiving and late January. Picture framing also tends to have an increase in the late fall, early winter time-frame.

Working Capital Requirements

Within the Architectural segment, receivables can be extended based on the retention amounts and project durations. Payment terms offered our customers are similar to those offered by others in the industry. However, inventory requirements are not significant to the businesses within this segment since they make-to-order rather than build-to-stock. As a result, inventory levels follow the customer demand for the products produced.

Due to the PPG supply agreement, the Company’s manufacturing unit maintains level volumes throughout the year to PPG, which purchases and stores the product at a PPG warehouse. In turn, this provides a just-in-time inventory relationship between PPG, PPG Auto Glass and the Company’s windshield replacement and repair unit. Therefore, limited finished goods inventory is maintained within the segment, which causes a limited demand on working capital.

Within the LSO segment, certain raw materials are required to be purchased in minimum order quantities, thus causing larger inventory levels than immediately needed. In some instances, finished goods inventory in this segment are maintained at higher levels to respond to demand spikes and to smooth capacity utilization in a highly seasonal and cyclical market.

Dependence on a Single Customer

We do not have any one customer that exceeds 10 percent of the Company’s consolidated revenues, although, because of the supply agreement with PPG in connection with the formation of PPG Auto Glass, the Company’s auto glass distribution joint venture with PPG, PPG has become the primary customer of Curvlite. Between ARG and flat glass, PPG accounts for approximately 80 percent of the total volume at Curvlite. The Company believes the amounts received from such transactions represent the amounts that would normally be received from unrelated third parties for similar transactions.

Due to the diversity of the markets, channels of distribution and geographic location of customers, it is management’s opinion that the loss of any single customer within any of the segments, other than PPG as a purchaser of windshields from Curvlite, would not have a long-term, material, adverse effect on the Company, as a whole. However, there are important customers whose loss could have a short-term adverse effect on the Company.

Backlog

At March 1, 2003, the Company’s total backlog of orders considered to be firm was $153.3 million compared with $196.5 million at March 2, 2002. Of this amount, approximately $147.3 million and $192.7 million of the orders were in the Architectural segment at March 1, 2003 and March 2, 2002, respectively. $138.1 million, or 90 percent, of the Company’s backlog is expected to be produced in fiscal 2004. We believe that the Company’s backlog of orders is not indicative of future results of the Company.

Competitive Conditions

The Company’s businesses are in industries that are, in general, fairly mature and highly competitive.

Architectural Segment. The companies within the Architectural segment primarily serve the custom portion of the construction market in which the primary competitive factors are product quality, reliable service, warranty and the ability to provide technical engineering and design services. The Company’s businesses within the Architectural segment had revenues of approximately $460 million in fiscal 2003, for only a 10.5 percent share of its $4.4 billion target markets. Even though our businesses are generally industry leaders, their shares in this fragmented market are small. Viracon, the largest business in this segment, holds an estimated 11 percent share of the $1.7 billion North American architectural glass fabrication market. Harmon, Inc.’s estimated share within the small to mid-size construction projects market is 2 percent; Wausau’s share of the non-residential aluminum window and curtainwall market is 2 percent; and Linetec’s share of architectural finishing market is 5 percent.

In recent times, there has been a shift in competition within the Architectural segment’s largest business unit, Viracon. This shift has moved from three glass fabricators in the high-end performance market with less capacity than Viracon to include additional competition from regional glass fabricators with shorter lead times incorporating high performance, post-temperable glass products, procured from primary glass suppliers, into their insulated glass products. The availability of these products has enabled the regional fabricators to bid on more complex projects than in the past.

Harmon, Inc. largely competes against local and regional construction companies and glazing contractors where the primary competitive factors are quality engineering, service and price. Wausau competes against several major aluminum window manufacturers in various market niches, none of whom are dominant in all market segments. With products at the high end of the performance scale, and one of the industry’s best standard warranties for repair or replacement of defective product, Wausau effectively leverages a well-earned reputation for engineering quality and delivery dependability into a position as a preferred provider. Linetec competes against regional paint and anodizing companies.

Auto Glass Segment. The Auto Glass segment competes with other auto glass shops, glass warehouses, car dealers, body shops and glass fabrication facilities on the basis of pricing and customer service. Its competition consists of national and regional chains as well as significant local competition. The current annual market is approximately 11 million windshield units and 3.5 million side and back windows. Although we are the third largest company in auto replacement glass retail services, the Company’s retail unit’s share of this fragmented market is only approximately 5 percent. The Company’s manufacturing unit has approximately 6 percent of the aftermarket windshield manufacturing market.

Primary competitive factors in the Auto Glass segment are convenience of service and price. Product quality and performance are required for all competitors. Pricing through the entire supply chain has been affected by overcapacity in the market and the influx of imported products. In the past fiscal year, the anti-dumping petition filed by the Company and two other petitioners against Chinese manufacturers of automotive replacement glass resulted in additional duties applied to automotive replacement glass manufactured in China, but other importers have since increased their shipments from other countries into the U.S., causing continued pricing pressures.

Certain of our auto replacement glass retail competitors provide insurance companies with claims management services, including computerized referral management, policyholder call management, electronic auditing and billing services and management reporting. While we do provide these services to a limited degree, our most significant competitors, Safelite Glass Corporation and LYNX Services® from PPG, have a combined 95% market share.

The pricing structure in the automotive replacement glass market has also changed significantly in recent years as insurance companies seek volume pricing at discounted rates from historical levels and attempt to enter into preferred or exclusive provider arrangements with a limited number of providers. Consequently, margins have narrowed at the retail and manufacturing levels, in which the Auto Glass segment operates.

LSO Segment. Product pricing, service and quality are the primary competitive factors in the markets within the LSO segment. The Company’s competitive strength includes our excellent relationships with its customers. We compete in the value-added and conservation glass and matboard markets in North America based on the product performance afforded by our proprietary, patented processes. Until recently, we have been the only company in the picture-framing industry that has been able to produce UV products in any meaningful supply and at a consistent, high level of quality. While there is significant price sensitivity in regard to sales of clear glass to picture framers, we have been able to capture a price premium on our value-added glass products. We estimate we have a 60 percent share of the sector of this market that has been converted to value-added glass. There is a growing demand in this market sector, and fiscal 2003 saw the entrant of several competitors, which were generally smaller specialty fabricators or large integrated glass manufacturers. All of these new entrants introduced products that will compete directly with our value-added glass products.

Viratec competes with a few significant coating manufacturers and fabricators and numerous smaller specialty coaters and fabricators in North America and abroad. Competitors in the electronic display market include companies developing new coatings, such as wet coatings for flat panel displays, as well as competitors who supply sputter coated films similar to those produced by us. Customers’ selection of anti-reflective products is driven by quality, price, service and capacity.

Research and Development

The amount spent on research and development activities over the past three fiscal years was $3.5 million in fiscal 2003, $2.8 million in fiscal 2002 and $3.0 million in fiscal 2001. Our research and development has been focused upon development of new proprietary products and system enhancements.

In fiscal 2002, the Company decided to discontinue funding TerraSun, LLC (TerraSun), its research and development joint venture of which the Company had a 50 percent interest. As a result, TerraSun ceased its operations. TerraSun had been developing holographic optical technologies for lighting and energy systems applications. In connection with the closure of TerraSun, we acquired TerraSun’s proprietary technology. We donated the patented technology developed by TerraSun to the Illinois Institute of Technology in the fourth quarter of fiscal 2003.

Environment

We use hazardous materials in our manufacturing operations, and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of wastes. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that we believe enable us to deal properly with the regulated materials used in our manufacturing processes and wastes created by the production processes, and we have implemented a program to monitor our compliance with environmental laws and regulations. Although we believe we are currently in material compliance with such laws and regulations, current or future laws and regulations could require us to make substantial expenditures for compliance with chemical exposure, waste treatment or disposal regulations. During fiscal 2003, we spent approximately $1.4 million at facilities to reduce wastewater solids and further reduce hazardous air emissions.

Employees

The Company employed 5,341 persons at March 1, 2003, of whom approximately 769 were represented by labor unions. The Company is a party to 47 collective bargaining agreements with several different unions. Approximately 6 percent of the collective bargaining agreements representing 93 employees will expire during fiscal 2004. The number of collective bargaining agreements to which the Company is a party will vary with the number of cities with active nonresidential construction contracts. The Company considers its employee relations to be very good and has not recently experienced any significant loss of workdays due to strike. We are highly dependent upon the continuing services of certain technical and management personnel.

Foreign Operations and Export Sales

During the years ended March 1, 2003, March 2, 2002 and March 3, 2001, the Company’s export sales, principally from Architectural operations, amounted to approximately $37.2 million, $35.0 million and $40.0 million, respectively.

Available Information

The Company maintains a website at WWW.APOG.COM. Through a link to a third-party content provider, this corporate website provides free access to the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the Securities and Exchange Commission.

ITEM 2.     PROPERTIES

The following table lists, by segment, the Company’s major facilities as of March 1, 2003, the general use of the facility and whether it is owned or leased by the Company.

Facility	Location	Owned/ Leased	Size (sq. ft.)	Function
Architectural Segment
Viracon	Owatonna, MN	Owned	765,500	Mfg/Admin
Viracon	Statesboro, GA	Owned	340,800	Mfg
Viracon	Owatonna, MN	Leased	6,400	Maintenance
Harmon, Inc. Headquarters	Minneapolis, MN	Leased	11,400	Admin
Wausau Window & Wall Systems	Wausau, WI	Owned	308,800	Mfg/Admin
Wausau Window & Wall Systems	Stratford, WI	Leased	33,400	Mfg
Linetec	Wausau, WI	Owned	288,800	Mfg/Admin
Linetec	Villa Rica, GA	Leased	76,500	Mfg

Auto Glass Segment
Harmon AutoGlass Headquarters	Minneapolis, MN	Leased	63,700	Admin
Viracon/Curvlite	Owatonna, MN	Owned	129,300	Mfg/Admin
National Distribution Center	Owatonna, MN	Owned	155,000	Warehouse/Admin

LSO Segment
Tru Vue	McCook, IL	Owned	300,000	Mfg/Admin
Tru Vue	Orlando, FL	Leased	19,300	Mfg/Admin
Viratec Thin Films, Inc.	Faribault, MN	Owned	204,600	Mfg/Admin

Other
Apogee Corporate Office	Minneapolis, MN	Leased	20,200	Admin

In addition to the locations indicated above, at April 30, 2003, the Auto Glass segment operated 265 Harmon AutoGlass retail locations and 387 co-branded facilities in over 40 states. The majority of such locations are leased. Also, Architectural Products and Services’ Harmon, Inc. unit operates 16 leased locations, serving 14 metropolitan areas.

The Curvlite plant, a portion of the Wausau Window & Wall Systems facility, the Linetec paint facility, and the owned Tru Vue facility were constructed with the use of proceeds from industrial revenue bonds issued by their applicable cities. These properties are considered owned since, at the end of the bond term, title reverts to the Company.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended March 1, 2003.

Executive Officers of the Registrant

Name	Age	Positions with Apogee Enterprises and Five-Year Employment History
Russell Huffer	53

Chairman of the Board of Directors of the Company since June 1999 and Chief Executive Officer and President of the Company since January 1998. Various management positions within the Company since 1986.

Michael B. Clauer	46

Executive Vice President and Chief Financial Officer (CFO) since November 2000. CFO at Open Port Technology from March 2000 to November 2000. Executive Vice President and CFO for Budget Group, Inc. from November 1997 to February 2000. Various financial management positions at PepsiCo, Inc. from 1987 to November 1997.

Joseph T. Deckman	59

Executive Vice President of Apogee Enterprises since July 1999. President of Harmon AutoGlass, a subsidiary of the Company, since July 2002. Various management positions within the Company from 1995 to July 1999.

Larry D. Stordahl	60	Executive Vice President since 1998. Various management positions within SPX Corporation for 17 years prior to joining the Company.

Patricia A. Beithon	49	General Counsel and Secretary since September 1999. Divisional Legal Counsel for Pfizer, Inc. subsidiaries, American Medical Systems, Inc. and Schneider (USA), Inc. from 1990 to 1999.

Gary R. Johnson	41	Vice President-Treasurer since January 2001. Various management positions within the Company since 1995.

James S. Porter	42	Vice President of Strategy and Planning since 2002. Various management positions within the Company since 1997.

Executive officers are elected annually by the Board of Directors and serve for a one-year period. There are no family relationships between the executive officers or directors of the Company.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

Apogee common stock is traded on the Nasdaq National Market, under the ticker symbol APOG. Stock price quotations are printed daily in major newspapers. During the fiscal year ended March 1, 2003, the average trading volume of Apogee common stock was 2,669,000 shares per month, according to Nasdaq.

As of March 31, 2003, there were 27,194,000 shares of common stock outstanding, of which about 9.0 percent were owned by directors and executive officers of Apogee. At that date, there were approximately 1,936 shareholders of record and 5,200 shareholders for whom securities firms acted as nominees.

The following chart shows the quarterly range and year-end closing bids for one share of the Company’s common stock over the past five fiscal years.

	First			Second			Third			Fourth			Year-end Close
	Low		High	Low		High	Low		High	Low		High
1999	$11.813	–	$15.250	$11.125	–	$15.500	$8.125	–	$12.875	$8.750	–	$12.375	$8.750
2000	8.750	–	13.750	7.875	–	14.313	5.688	–	8.625	4.000	–	6.313	5.000
2001	3.313	–	5.500	3.250	–	4.531	4.313	–	6.063	4.625	–	9.500	9.000
2002	6.281	–	11.990	9.250	–	15.700	6.860	–	17.000	9.990	–	18.650	11.300
2003	11.400	–	15.600	10.150	–	15.330	8.600	–	12.390	7.570	–	10.380	8.170

Dividends

It is Apogee’s policy, subject to Board review and approval, to pay quarterly cash dividends in May, August, November and February. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly and annual cumulative, cash dividends per share for the past five fiscal years. Subject to future operating results, available funds and the Company’s future financial condition, the Company intends to continue paying cash dividends, when and if declared by its Board of Directors.

	First	Second	Third	Fourth	Total
1999	$0.050	$0.050	$0.053	$0.053	$0.205
2000	0.053	0.053	0.053	0.053	0.210
2001	0.053	0.053	0.053	0.053	0.210
2002	0.053	0.053	0.055	0.055	0.215
2003	0.055	0.055	0.058	0.058	0.225

ITEM 6.     SELECTED FINANCIAL DATA

The following information should be read in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8—Financial Statements and Supplementary Data.

(In thousands, except per share data and percentages)*	2003	2002	2001	2000	1999
Results from Operations Data
Net sales	$771,839	$802,315	$865,200	$840,488	$788,062
Gross profit	186,067	187,728	178,997	167,235	170,415
Operating income	41,694	44,127	31,894	19,418	43,352
Earnings from continuing operations	26,340	26,142	13,361	3,071	20,245
Net earnings (loss)	29,915	26,142	15,002	12,175	25,233
Earnings (loss) per share – basic
From continuing operations	0.96	0.94	0.48	0.11	0.73
Net earnings (loss)	1.09	0.94	0.54	0.44	0.91
Earnings (loss) per share – diluted
From continuing operations	0.93	0.91	0.48	0.11	0.73
Net earnings (loss)	1.06	0.91	0.54	0.44	0.91

Balance Sheet Data
Current assets	$171,463	$175,084	$175,191	$214,422	$204,308
Total assets	382,841	409,116	432,679	481,154	466,389
Current liabilities	120,428	127,239	137,437	135,397	119,796
Long-term debt	47,258	69,098	104,206	164,371	165,097
Shareholders’ equity	178,210	170,934	148,292	137,772	130,664

Cash Flow Data
Depreciation and amortization	$24,271	$28,051	$34,606	$33,019	$25,798
Capital expenditures	12,833	10,466	14,823	44,025	77,392
Dividends	6,246	6,078	5,834	5,833	5,666

Other Data
Gross margin – %	24.1	23.4	20.7	19.9	21.6
Operating margin – %	5.4	5.5	3.7	2.3	5.5
Effective tax rate – %	28.0	31.0	39.9	50.8	37.6
Working capital	$51,035	$47,845	$37,754	$79,025	$84,512
Long-term debt as a % of invested capital ***	18.7	26.0	37.6	50.2	51.0
Return on:
Average shareholders’ equity – %	17.1	16.4	10.5	9.1	21.0
Average invested capital *** – %	11.5	9.6	5.0	3.7	8.3
Dividend yield at year-end – %	2.8	1.9	2.3	4.2	2.4
Book value per share	6.55	6.03	5.33	4.97	4.73
Price/earnings ratio at year-end	8:1	13:1	17:1	11:1	10:1
Average monthly trading volume (in thousands)	2,669	4,043	3,545	2,666	1,962

(In thousands, except per share data and percentages)*	1998	1997	1996	1995	1994**	1993
Results of Operations Data
Net sales	$731,094	$642,226	$567,823	$516,022	$426,400	$367,878
Gross profit	165,139	143,761	116,426	102,400	84,184	71,141
Operating income	45,659	44,628	34,729	31,535	23,803	8,779
Earnings from continuing operations	24,114	26,827	20,656	19,160	16,279	6,657
Net earnings (loss)	(51,055)	26,220	17,836	13,050	3,833	4,514
Earnings (loss) per share – basic
From continuing operations	0.87	0.98	0.76	0.72	0.62	0.25
Net earnings (loss)	(1.84)	0.96	0.66	0.49	0.14	0.17
Earnings (loss) per share – diluted
From continuing operations	0.85	0.96	0.76	0.71	0.61	0.25
Net earnings (loss)	(1.80)	0.93	0.65	0.48	0.14	0.17

Balance Sheet Data
Current assets	$206,858	$159,095	$149,414	$155,608	$123,301	$102,869
Total assets	405,526	410,522	327,233	317,085	257,877	213,372
Current liabilities	97,750	86,178	83,574	90,876	92,536	61,702
Long-term debt	151,967	127,640	79,102	80,566	35,688	28,419
Shareholders’ equity	109,600	172,150	138,922	124,628	114,062	112,336

Cash Flow Data
Depreciation and amortization	$22,463	$17,860	$13,122	$11,972	$12,423	$12,344
Capital expenditures	37,892	34,203	20,038	22,603	11,447	6,393
Dividends	5,251	4,806	4,453	4,154	3,841	3,584

Other Data
Gross margin – %	22.6	22.4	20.5	19.8	19.7	19.3
Operating margin – %	6.2	6.9	6.1	6.1	5.6	2.4
Effective tax rate – %	37.4	31.5	35.4	35.1	32.6	28.8
Working capital	$109,108	$72,916	$65,840	$64,732	$30,765	$41,167
Long-term debt as a % of invested capital***	53.1	39.4	32.5	35.6	21.6	18.7
Return on:
Average shareholders’ equity – %	(36.2)	16.9	13.5	10.9	3.4	4.0
Average invested capital *** – %	(16.7)	9.2	7.6	6.7	2.4	3.0
Dividend yield at year-end – %	1.5	0.9	1.7	1.9	2.0	2.3
Book value per share	3.99	6.17	5.14	4.64	4.28	4.26
Price/earnings ratio at year-end	NM	21:1	15:1	18:1	50:1	34:1
Average monthly trading volume (in thousands)	4,065	4,795	1,776	1,613	519	644

*Share and per share data have been adjusted for the fiscal 1997 stock dividend.

**Fiscal 1994 figures reflect the cumulative effect of a change in accounting for income taxes, which increased net earnings by $0.5 million, or 2 cents per share.

***Long-term debt + long-term self-insurance reserves + other long-term liabilities + shareholders’ equity

NM=Not meaningful

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                   OPERATIONS

Performance

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the past three fiscal years.

(Percent of Net Sales)	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	75.9	76.6	79.3

Gross profit	24.1	23.4	20.7
Selling, general and administrative expenses	18.7	17.9	17.0

Operating income	5.4	5.5	3.7
Interest income	0.1	0.2	0.2
Interest expense	0.6	0.9	1.5
Other income, net	0.1	0.0	0.0
Equity in (loss) income of affiliated companies	(0.3)	(0.1)	0.2

Earnings from continuing operations before income taxes	4.7	4.7	2.6
Income taxes	1.3	1.4	1.1

Earnings from continuing operations	3.4	3.3	1.5
Earnings from discontinued operations, net	0.5	0.0	0.2

Net earnings	3.9%	3.3%	1.7%

Fiscal 2003 Compared To Fiscal 2002

Consolidated net sales decreased 4 percent in fiscal 2003 to $771.8 million from $802.3 million in fiscal 2002. The net decrease is attributable to volume reductions and lower pricing due to competitive pressures in the Auto Glass segment and a slowdown in the commercial construction industry affecting the Architectural segment. These reductions were partially offset by revenue gains in the LSO segment from new product introductions and conversions of value-added picture-framing glass.

On a consolidated basis, cost of sales, as a percentage of net sales, fell to 75.9 percent for fiscal 2003, improving from 76.6 percent in fiscal 2002. The primary factors for the increased margins were from efficiencies gained as a result of the higher levels of capacity utilization in our LSO segment as well as efficiency gains and sales of higher-margin products in the Architectural segment. The combined impact of these items increased margins by 1.7 percent. This improvement was offset by price declines for the entire Auto Glass segment and reduced operating performance in our auto glass retail business.

Selling, general and administrative (SG&A) expenses, as a percentage of sales, increased to 18.7 percent from 17.9 percent, but the expenses remained essentially flat year-over-year at $144.4 million versus $143.6 million in fiscal 2002. Increases in marketing and advertising costs related to the Auto Glass segment windshield repair initiative and the Architectural segment renovation initiative were offset by reductions in salaries and related costs in the Architectural and Auto Glass segments as a result of reducing the overall cost structure. Decreased performance-based incentive expenses, lower training costs, gain on sale of assets and lower bad debt expenses also contributed to offset these higher expenses.

Net interest expense decreased to $3.5 million for fiscal 2003 from $5.3 million in fiscal 2002, reflecting lower borrowing levels and a lower weighted-average interest rate under our revolving credit agreement. The effects of the lower borrowing levels and rate were offset by less interest collected from tax refunds received during the year in comparison to the prior year.

Other income in fiscal 2003 reflects $1.0 million pretax benefit of realized gains on the sale of investments held for our self-insurance program as compared to $0.1 million in the prior year. The increased gains in the current year reflect a significant sale of marketable securities. As part of normal investment portfolio management, the Company’s wholly owned insurance subsidiary sold appreciated marketable debt securities, creating this gain.

Our equity in loss from affiliated companies was $2.5 million in fiscal 2003 versus equity in loss of $1.0 million in the prior year. This additional loss is related to a decline in the performance of the PPG Auto Glass joint venture as a result of very competitive and reduced prices in the auto glass industry. Additionally, amendments made to supply agreements related to the PPG Auto Glass joint venture in the prior year second quarter led to lower earnings during the current year for PPG Auto Glass and increased earnings for the Auto Glass segment in the amount of $2.1 million. These declines were partially offset by elimination of funding for the TerraSun joint venture, which was shut down during the third quarter of fiscal 2002.

Our effective income tax rate of 28.0 percent of pre-tax earnings from continuing operations decreased from the 31.0 percent of pre-tax earnings from continuing operations reported in fiscal 2002. This reduction was due to the donation of the TerraSun patented technology to the Illinois Institute of Technology (IIT) in the fourth quarter of fiscal 2003, which resulted in a significant deduction that reduced the current year rate in comparison to the prior year.

Our fiscal 2003 earnings from continuing operations increased to $26.3 million or $0.93 diluted earnings per share. This compared to earnings from continuing operations of $26.1 million, or $0.91 diluted earnings per share, a year earlier. The increase in earnings is largely attributable to the revenue and productivity gains within our LSO segment, the elimination of goodwill amortization and reduced interest and taxes, offset by declines for our Architectural and Auto Glass segments and losses from our affiliated companies.

Current year income from discontinued operations resulted from a reduction in our estimates of the ultimate liabilities for the discontinued European curtainwall operation. This caused our net income in the fourth quarter to increase by $3.6 million, or $0.13 diluted earnings per share. We did not recognize earnings from operations of discontinued businesses in fiscal 2002. Our fiscal 2003 net earnings were $29.9 million, or $1.06 diluted earnings per share. This compared to $26.1 million of net earnings, or $0.91 diluted earnings per share, a year ago.

Segment Analysis

Architectural Products and Services

(In thousands)	2003	2002	2001
Net sales	$458,811	$479,364	$441,466
Operating income	32,134	34,396	27,393
Depreciation and amortization	15,386	16,617	16,111
Capital expenditures	9,925	5,078	6,257
Assets	203,903	225,038	225,668

Architectural net sales for fiscal 2003 decreased 4 percent to $458.8 million from $479.4 million in fiscal 2002. The decrease is due to the effects of the slowed economy on the North American commercial construction industry, and to delays in construction project timing. The impact of these items resulted in lower sales for most of our Architectural business units. This segment’s revenue decline was partially offset by an increase in institutional projects and revenues earned on renovation projects.

Operating income for the segment in fiscal 2003 decreased 7 percent to $32.1 million from $34.4 million in the prior year. Operating margin decreased to 7.0 percent for fiscal 2003 from 7.2 percent in fiscal 2002. The majority of the decline in operating income was due to excess capacity associated with the revenue decline. We took actions in the latter part of the fourth quarter and early part of the first quarter of fiscal 2004 to lower the cost structure to reflect the current market outlook. Additionally, the level of institutional projects, which have lower margins, increased in fiscal 2003, and we expect this project mix to continue in fiscal 2004. The margin decline was partially offset by manufacturing efficiencies in our glass and window fabricating business units.

The segment’s depreciation and amortization is down slightly in comparison to the prior year as a result of our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminated amortization of goodwill for fiscal 2003. The fiscal 2002 amortization of goodwill at the Architectural segment was $0.5 million. Capital expenditures rose slightly year-over-year as the segment invested in more production equipment to increase capacity compared to the prior year. Total assets at the end of fiscal 2003 decreased compared to those at the end of fiscal 2002 as a result of reduced receivables and inventories.

Automotive Replacement Glass and Services

(In thousands)	2003	2002	2001
Net sales	$233,380	$255,133	$333,311
Operating income	7,926	16,088	1,429
Depreciation and amortization	5,108	6,527	11,873
Capital expenditures	2,029	3,101	5,922
Assets	72,220	84,508	96,595

Auto Glass net sales decreased 9 percent to $233.4 million in fiscal 2003. The decrease was primarily due to lower prices as a result of competitive pricing pressures in our retail and manufacturing business units along with a change in the product mix of business in retail to a higher level of fleet sales. The average price in our retail business has declined by more than 5 percent for the current year in comparison to fiscal 2002. Our unit volume remained relatively consistent with the prior year, with declines in the first half of the year followed by improvements in year-over-year volumes in the second half. Market data indicates that unit demand for replacement auto glass in the U.S. decreased 5 percent during fiscal 2003.

Auto Glass operating income decreased to $7.9 million in fiscal 2003 from operating income of $16.1 million in fiscal 2002 due to a combination of pricing declines in the retail and manufacturing businesses and operational inefficiencies within our retail business. These items were partially offset by cost reductions implemented late in fiscal 2003 in our retail business and operational improvements within our manufacturing business unit as well as gains from the sale of real estate. The segment continues to pursue opportunities to increase utilization and improve efficiencies to offset the tough industry conditions and pricing pressures.

Depreciation and amortization decreased to $5.1 million for fiscal 2003 from $6.5 million for the prior year. This is the result of the elimination of goodwill amortization of $0.4 million and certain significant computer hardware and software applications becoming fully depreciated during fiscal 2002. Capital expenditures for fiscal year 2003 were $2.0 million compared to $3.1 million in fiscal 2002 as we focused on utilizing the assets already deployed.

Total assets decreased to $72.2 million at the end of fiscal 2003 from $84.5 million at the end of fiscal 2002 as a result of selling certain non-core business assets in fiscal 2003. In addition, there were declines in working capital due to reductions of receivables in the retail business because of efforts to reduce our overall investment.

Large-Scale Optical Technologies

(In thousands)	2003	2002	2001
Net sales	$79,705	$67,829	$90,768
Operating income (loss)	3,694	(4,350)	4,571
Depreciation and amortization	2,409	3,292	5,916
Capital expenditures	822	2,229	2,677
Assets	51,431	53,781	68,489

LSO net sales of $79.7 million increased 18 percent over fiscal 2002 and operating income improved from a loss of $4.4 million to income of $3.7 million in fiscal 2003. These increases were the result of several successful new product introductions, particularly in applying coatings to acrylic, and continued conversions and wider distribution of value-added picture-framing glass. Also contributing were improvements in key consumer electronics and retail framing markets. In addition, operational improvements from the company-wide six sigma effort improved operating margins for the segment.

Depreciation and amortization decreased to $2.4 million for fiscal 2003 from $3.3 million for the prior year due to the implementation of SFAS No. 142 which eliminated goodwill amortization of $0.6 million. Capital expenditures for fiscal year 2003 were $0.8 million compared to $2.2 million in fiscal 2002 as we focused on utilizing the assets already deployed.

Total assets decreased to $51.4 million at the end of fiscal 2003 from $53.8 million at the end of fiscal 2002 due to an overall reduction in working capital requirements.

Fiscal 2002 Compared To Fiscal 2001

Consolidated net sales decreased 7 percent in fiscal 2002 to $802.3 million from $865.2 million in fiscal 2001. Net sales decreased 1 percent compared to the prior year, after being adjusted for the July 2000 formation of PPG Auto Glass, LLC (PPG Auto Glass) joint venture. The results of the Auto Glass distribution unit, which we contributed to the joint venture, were not included in our continuing operations in fiscal 2002, as they were through the second quarter of fiscal 2001. The remaining net decrease is attributable to volume reductions and lower pricing from competitive pressures in the Auto Glass segment and slowdown in the markets served by the LSO segment. These reductions were partially offset by increased revenues in our Architectural segment due to increased volume and more efficient and effective operations. Additionally, fiscal 2002 comprised of 52 weeks versus 53 weeks in fiscal 2001.

On a consolidated basis, cost of sales, as a percentage of net sales, fell to 76.6 percent for fiscal 2002, improving from 79.3 percent in fiscal 2001. The primary factors were efficiencies gained in our Architectural segment, as well as cost reductions and sales of higher-margin product mix in that segment. These improvements impacted margin by 3.2 percent. The net of the formation of the PPG Auto Glass joint venture and pricing amendments to the PPG Auto Glass supply agreements made during the second quarter of fiscal 2002 increased margins by 0.4 percent. These increases were offset by significant margin reductions within the LSO segment.

Selling, general and administrative (SG&A) expenses, as a percentage of sales, increased to 17.9 percent from 17.0 percent, but decreased $3.5 million. Key components attributable to the decline in SG&A expenses were reductions in depreciation, and salaries and related costs in the Auto Glass segment to reduce its overall cost structure. These declines were partially offset by increased performance-based incentive expenses and training costs.

Net interest expense decreased to $5.2 million for fiscal 2002 from $10.9 million in fiscal 2001, reflecting significantly lower borrowing levels and a lower weighted-average interest rate under the revolving credit agreement. Also contributing to this decrease were interest components of tax refunds received during the year.

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

Our effective income tax rate of 31.0 percent of pre-tax earnings from continuing operations decreased from the 39.9 percent of pre-tax earnings from continuing operations reported in fiscal 2001. This reduction was due to a decrease in tax reserves as a result of the closure of certain tax periods and due to the relationship of permanent book and tax differences.

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

Segment Analysis

Architectural Products and Services

Architectural net sales for fiscal 2002 increased 9 percent to $479.4 million from $441.5 million in fiscal 2001. The increase is due to an increase in the number of curtainwall installation projects, due to the new renovation initiatives and growth at new and mature shops, and improved operations allowing for more capacity and shipments at our window systems and curtainwall manufacturing business.

Operating income for the segment in fiscal 2002 increased 26 percent to $34.4 million from $27.4 million in the prior year. The resultant operating margins increased to 7.2 percent for fiscal 2002 from 6.2 percent in fiscal 2001. The majority of the improvement in operating income was driven by sales mix changes to higher margin products and efficiencies in manufacturing in glass fabricating, partially offset by slightly lower margins in installation.

The segment’s depreciation and amortization and capital expenditures remained flat for the period compared to prior year. Total assets at the end of fiscal 2002 were consistent with those at the end of fiscal 2001.

Automotive Replacement Glass and Services

Auto Glass net sales decreased 23 percent to $255.1 million in fiscal 2002. Segment revenues, which declined 9 percent compared to fiscal 2001 after being adjusted for the PPG Auto Glass joint venture, decreased due to reduced retail unit volumes from loss of market share and lower prices as a result of competitive pricing pressures. Market data indicates that unit demand for replacement auto glass in the U.S. increased 4 percent during fiscal 2002.

Auto Glass operating income increased to $16.1 million for fiscal 2002 from operating income of $1.4 million in fiscal 2001 due to a combination of improvements in the retail business and changes in PPG Auto Glass supply agreements. Approximately 70 percent of the operating income improvement resulted from amendments made to the supply agreements related to the PPG Auto Glass joint venture, effective beginning the second quarter of this year. These amendments permanently adjusted pricing to the joint venture from our windshield manufacturing business, resulting in higher income for the segment. The remaining gains were the result of operational improvements and cost reductions implemented late fiscal 2001 for retail. At the end of fiscal 2002, Auto Glass had 270 Harmon AutoGlass retail locations and 174 co-branded facilities. The segment continues to pursue opportunities to increase utilization and improve efficiencies.

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

Large-Scale Optical Technologies

LSO net sales of $67.8 million decreased 25 percent over fiscal 2001. The decrease in net sales and resulting operating loss were a direct result of the severe downturn in the PC industry and the slowdown in retail framing markets, along with the closure of the San Diego facility during the first quarter of the year. LSO reported an operating loss of $4.4 million for fiscal 2002, compared to operating income of $4.6 million for fiscal 2001.

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

Related Party Transactions

As a result of our 34 percent interest in PPG Auto Glass (of which PPG Industries, Inc. holds the remaining interest), various transactions the Company enters into with PPG Auto Glass are deemed to be “related party” transactions. Under the terms of a multi-year agreement expiring in June 2005, the Company’s retail auto glass business is committed to purchasing at least 75 percent of its replacement windshield needs from PPG Auto Glass. The terms are negotiated equivalent to an arm’s-length basis. We believe that the amounts paid for such transactions represent the amounts that would normally be paid to unrelated third parties for similar transactions.

Discontinued Operations

During fiscal 2001, the Company completed the sale of substantially all of the assets of VIS’N Service Corporation (VIS’N), a non-auto glass focused, and third-party administered, claims processor, in two separate transactions with no impact to net earnings. VIS’N is presented as a discontinued operation in the accompanying financial statements and notes. Prior periods have been restated.

At March 1, 2003, reserves totaling $11.8 million represented the remaining estimated future net cash outflows associated with the exit from discontinued operations. During fiscal 2003, we reduced our estimates of these liabilities by $5.7 million ($3.6 million, net of tax) as a result of favorable resolution of certain exposures as well as from reductions in estimated future liabilities for the discontinued European curtainwall operations. Additionally, we made $2.2 million of payments related to warranty and legal costs. The majority of these cash expenditures are expected to be made within the next three years. The primary components of the reserves relate to the remaining exit costs from previously discontinued businesses. In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of the Company’s detention/security business and its exit from international curtainwall operations. The long-term elements within the reserves relating to the international curtainwall operations include bonds outstanding, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts. Additionally, any long-term product liability issues, consisting of warranty and rework issues, on these international construction projects are reserved.

Liquidity and Capital Resources

(Cash effect, in thousands)	2003	2002	2001
Net cash provided by operating activities	$42,710	$50,873	$64,644
Capital expenditures	(12,833)	(10,466)	(14,823)
Proceeds from dispositions of property	6,074	5,598	17,834
Borrowing activities, net	(23,275)	(36,519)	(61,266)
Purchase of Company common stock	(19,547)	(183)	(49)

Operating activities. Cash provided by operating activities of continuing operations was $42.7 million for fiscal 2003 compared to $50.9 million in fiscal 2002. The decline over the past year is attributable to the decline in operating income and changes in non-cash working capital. During the current year, working capital, excluding cash, increased $8.4 million from fiscal 2002 due to decreases in compensation-related accruals, and the amount and timing of warranty-related accruals. Non-cash working capital remained relatively flat in the prior year in comparison to fiscal 2001. Management of working capital resources is a focus for the Company, and we expect reductions in working capital in fiscal 2004.

Investing activities. Capital expenditures in fiscal 2003, 2002 and 2001 were $12.8 million, $10.5 million and $14.8 million, respectively. Capital expenditures for the last three years are lower as compared to fiscal 1999 and 2000 as a direct result of filling the capacity of significant expansion projects initiated in these earlier years. The Company’s capacity utilization at the end of fiscal 2003 was at 60 percent, indicating that capital requirements for expansion will be limited over the foreseeable future as growth initiatives fill the remaining available capacity.

In fiscal 2004, the Company expects to incur capital expenditures as necessary to maintain existing facilities, safety and information systems as well as some capacity improvements within the LSO segment. Fiscal 2004 expenditures are expected to be less than $20.0 million.

In fiscal 2003, 2002 and 2001, the Company had proceeds on the sale of certain land, buildings and equipment totaling $6.1 million, $5.6 million and $17.8 million, respectively. We have been focused on reducing our investment in non-core business assets over the past several years, which has resulted in these proceeds. We do not anticipate the same level of sales to occur in fiscal 2004 as has occurred in the prior three years. Included in the fiscal 2002 and fiscal 2001 amounts were sale and leaseback agreements on miscellaneous equipment totaling $2.1 million and $16.0 million, respectively. Under these and its other sale and leaseback agreements, the Company has an option to purchase the equipment at projected future fair market value upon expiration of the leases, which occurs in fiscal 2007, 2008 and 2009. We are not expecting to have any such agreements for fiscal 2004.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell-off parts of our current businesses.

Financing activities. Net payments on all of our borrowings for fiscal 2003, 2002 and fiscal 2001 were $23.3 million, $36.5 million and $61.3 million, respectively. We continued to focus on debt reduction during fiscal 2003, evidenced by the reduction in our debt to invested capital percentage, which improved to 18.7 percent at the end of fiscal 2003 compared to 26.0 percent at the end of fiscal 2002. The majority of our long-term debt at the end of the year, $38.4 million, consisted of bank borrowings under a syndicated revolving credit facility. We expect to reduce debt further during fiscal 2004.

We initiated a common stock repurchase program in fiscal 2003 to buy back 1.5 million shares. We completed the program by paying out $18.0 million throughout the year for an average price of $12.00 per share. The Company also purchased $1.5 million of Company stock for various incentive compensation plans. In April 2003, the Board of Directors authorized the repurchase of an additional 1.5 million shares. Stock purchases may be made from time to time in the open market at prevailing market prices. It is our present intention to use the program solely to offset the dilutive impact of management stock option exercises and to fund our equity-based compensation plans.

Other financing activities. The following summarizes our significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Period
(In thousands)	2004	2005	2006	2007	2008	Thereafter	Total
Borrowings under credit facility	$—	$—	$—	$38,400	$—	$—	$38,400
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Other long-term debt	540	308	150	—	—	—	998
Operating leases (undiscounted)	14,596	10,879	7,743	6,598	5,546	824	46,186
Purchase commitments	1,225	1,225	1,021	—	—	—	3,471
Other obligations	417	25	—	—	—	—	442

Total cash obligations	$16,778	$12,437	$8,914	$44,998	$5,546	$9,224	$97,897

During fiscal 2003, we entered into a four-year, unsecured, committed, revolving credit facility in the amount of $125.0 million. This credit facility requires us to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio (earnings before interest, taxes, depreciation and amortization (EBITDA) divided by interest expense) of more than 3.0 and a debt-to-EBITDA ratio of less than 3.0. At March 1, 2003, these ratios were 15.4 and 0.8, respectively. If we are not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to debt-to-EBITDA ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be due. This credit facility replaced the Company’s previously existing $125.0 million secured credit facility. The weighted-average interest rate for borrowings under these agreements during fiscal 2003 and 2002 was 3.3 percent and 6.5 percent, respectively.

During fiscal 2003, $1.0 million of variable rate industrial bonds were issued and the resulting proceeds were loaned to the Company to finance a portion of our capital projects in Wausau, WI. During fiscal 2002, $2.0 million of variable rate industrial revenue bonds were issued and the resulting proceeds were loaned to us to finance a portion of our capital projects in Faribault, MN and McCook, IL. The industrial revenue bonds in the total above are supported by $8.4 million of letters of credit that reduce our availability of funds under the $125.0 million credit facility. These letters of credit are not reflected in the standby letters of credit in the table below.

From time to time, we acquire the use of certain assets, such as retail shops, warehouses, automobiles, forklifts, vehicles, office equipment and some manufacturing equipment through operating leases. Many of these operating leases have termination penalties. However, because the assets are used in the conduct of our business operations, it is unlikely that any significant portion of these operating leases would be terminated prior to the normal expiration of their lease terms. Therefore, we consider the risk related to termination penalties to be minimal.

The purchase commitments set forth in the table above relate to contractual obligations that expire on December 31, 2005, with a third party that provides call center operations for our Auto Glass segment retail business. The contract is structured such that there is a minimum number of units that must be processed through the third party’s facility. The amounts listed in the above table are equivalent to the minimum number of units required during the year at the minimum contractual price. The contract includes a buy-out provision that diminishes over time. The provision amounts are $7.5 million and $5.0 million for fiscal year 2004 and 2005, respectively. The other obligations relate to noncompete and consulting agreements with former employees.

	Amount of Commitment Expiration Per Period
(In thousands)	2004	2005	2006	2007	2008	Thereafter	Total
Standby letters of credit	$530	$—	$87	$108	$—	$4,712	$5,437

In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of installation projects that are in process and in our backlog. At March 1, 2003, these bonds totaled $107.0 million. We have never been required to pay on these performance-based bonds.

The Company maintains interest rate swap agreements that effectively convert $25.0 million and $10.0 million of variable rate borrowings into fixed rate borrowings at 5.8 percent and 4.5 percent, respectively. The swap agreements expire in fiscal 2006 and 2005, respectively.

We experienced a material increase in our risk retention for our third-party product liability coverages in fiscal 2003, and were able to continue this coverage with increased premiums for fiscal 2004. A material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2004, we believe that current cash on hand, cash generated from operating activities, and the available credit facility should be adequate to fund our working capital requirements and planned capital expenditures. If we are unable to generate enough cash through operations to satisfy our working capital requirements and planned capital expenditures, we have available funds from our committed revolving credit facility.

Off-balance sheet activities. With the exception of routine operating leases, we had no off-balance sheet financing at March 1, 2003 or March 2, 2002.

Outlook

Overall revenue growth for fiscal 2004 versus fiscal 2003 is anticipated to be in the low single digits, with year-on-year growth occurring in the second half.

–	Our Architectural segment is expected to have revenues that are flat to slightly above fiscal 2003, with second half growth dependent on backlog timing and improving market conditions. Commercial construction market forecasters are now projecting a turnaround in early calendar 2004.

–	Our Auto Glass segment revenues are expected to be slightly above fiscal 2003, as growth in retail will be slightly offset by competitive pricing in manufacturing.

–	Our LSO segment revenues are expected to grow in the high single digits through expanded distribution of value-added picture-framing glass products and further penetration of the projection television and other consumer electronic industries with new products featuring anti-reflective coatings on glass and acrylic.

Gross margin percentages are expected to decline slightly, as productivity improvements and cost controls somewhat offset increases in wages and insurance costs. We expect selling, general and administrative expenses to be flat as a percent of sales. We expect the results from the equity in affiliates to show a slightly higher loss in comparison to fiscal 2003 due to competitive market conditions in the auto glass industry. We expect the effective tax rate to be 31 percent.

Earnings per share are expected to be in the low end of the range of $0.85 to $0.93, with a year-over-year decline in the first quarter, followed by improvement in the balance of the year. In order for us to be in the higher end of the range, the market conditions in the commercial construction industry must improve more rapidly than we currently anticipate.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets has ceased and instead the carrying value of these assets will be evaluated for impairment by applying a fair-value based test annually, or immediately if conditions indicate that such impairment could exist. This statement also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill.

The Company adopted SFAS No. 142 effective March 3, 2002, and has discontinued the amortization of goodwill. The Company has determined that it does not have intangible assets with indefinite useful lives. An initial assessment of the recoverability of goodwill recorded on the date of adoption was completed in the second quarter of 2003. Additionally, we performed our annual impairment test in the fourth quarter of 2003. No impairment was present upon performing either of the impairment tests. The fair value of each of our reporting units was estimated using discounted cash flow methodologies. In addition, the Company reassessed the useful lives of its identifiable intangible assets and determined that the lives were appropriate. The Company will test goodwill of each of its reporting units for impairment annually in connection with its fourth quarter planning process or more frequently if impairment indicators exist.

If the Company had been accounting for its goodwill and intangible assets under SFAS No. 142 for all prior periods presented, the Company’s net income and earnings per common share would have been as follows:

(In thousands, except per share data)	2003	2002	2001
Net income:
Reported net earnings	$29,915	$26,142	$15,002
Add back amortization expense, net of tax	—	1,646	1,361

Adjusted net income	$29,915	$27,788	$16,363

Earnings per share – basic
Reported earnings per share	$1.09	$0.94	$0.54
Impact of amortization expense, net of tax	—	0.06	0.05

Adjusted earnings per share – basic	$1.09	$1.00	$0.59

Earnings per share – diluted
Reported earnings per share	$1.06	$0.91	$0.54
Impact of amortization expense, net of tax	—	0.06	0.05

Adjusted earnings per share – diluted	$1.06	$0.97	$0.59

Weighted average common shares outstanding
Basic	27,521	27,910	27,675
Diluted	28,347	28,817	27,898

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The Company adopted this standard on March 3, 2002, with no impact to its consolidated financial statements in fiscal 2003.

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. The significant items from SFAS 145 that are relevant to the Company are the statements regarding extinguishment of debt and the accounting for sale-leaseback transactions. The provisions of this statement are applicable for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. The adoption of this statement has not had a significant impact on the Company’s consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB No. 123. SFAS No. 148 provides alternative transition methods for companies that make a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure provisions of SFAS No. 148 in these consolidated financial statements, and its adoption had no impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time an entity issues a guarantee, the issuing entity must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties, guarantees accounted for as derivatives, or other guarantees of an entity’s own future performance. We have adopted the disclosure requirements of the interpretation as of March 1, 2003. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after March 1, 2003. We have not yet determined the effect of adopting the initial recognition and measurement provisions on our consolidated financial position or results of operations.

Critical Accounting Policies

Management has evaluated the accounting policies and estimates used in the preparation of the accompanying financial statements and related notes and believes those policies and estimates to be reasonable and appropriate. We believe that the most critical accounting policies and estimates applied in the presentation of our financial statements relate to accounting for future events. Future events and their effects cannot be determined with absolute certainty. Therefore, management is required to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. We have identified the following accounting policies as critical to our business and in the understanding of our results of operations and financial position:

–	Revenue recognition – Most of our sales are generally unconditional sales that are recorded when product is shipped and invoiced to our customers. Normally our sales terms are “free on board” shipping point (FOB shipping point) for our product sales. However, approximately 19 percent of our consolidated sales and 32 percent of our Architectural segment sales are recorded on a percentage-of-completion basis as it relates to revenue earned from construction contracts. Under this methodology, we compare the total costs incurred to date to the total estimated costs for the contract and record that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in sales only when customers have approved them. A significant number of estimates are used in these computations.

–	Goodwill impairment – To determine if there has been any impairment in accordance with SFAS No. 142, we evaluate the goodwill on our balance sheet annually, or more frequently if impairment indicators exist. We base our determination of value using a discounted cash flow methodology that involves significant judgments based upon projections of future performance. The forecasts reflected in the valuation of our retail auto glass reporting unit assumes that we will successfully turnaround and outperform expectations for the auto glass replacement market. There can be no assurances that these forecasts can be attained. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.

–	Reserves for disputes and claims regarding product liability and warranties – From time to time, we are subject to claims associated with our products and services, principally as a result of disputes with our customers involving our Architectural products. The time period from when a claim is asserted to when it is resolved either by dismissal, negotiation, settlement or litigation can be several years. While we maintain product liability insurance, the arrangements include significant self-retention of risk in the form of policy deductibles. In addition, certain claims could be determined to be uninsured. We reserve based on our estimates of known claims, as well as anticipated claims for possible product warranty and rework costs.

–	Reserves for discontinued operations – We reserve for the remaining estimated future cash outflows associated with the exit from discontinued operations. The majority of these cash expenditures are expected to be made within the next three years. The primary components of the accruals relate to the remaining exit costs from the international curtainwall operations of our large-scale construction business. These long-term accruals include settlement of outstanding performance bonds, of which the precise degree of liability related to these matters will not be known until they are settled within the French and U.K. courts. We also reserve for product liability issues and the related legal costs for specific projects completed both domestically and internationally. We reserve based on known claims, estimating their expected losses, as well as anticipated claims for possible product warranty and rework costs for these discontinued operation projects.

–	Self-insurance reserves – We obtain substantial amounts of commercial insurance for potential losses for general liability, workers’ compensation and automobile liability risk. However, an amount of risk is retained on a self-insured basis through a wholly owned insurance subsidiary. Reserve requirements are established based on actuarial projections of ultimate losses. Additionally, we maintain a self-insurance reserve for our health insurance programs maintained for the benefit of our eligible employees. We estimate a reserve based on historical levels of amounts incurred, but not reported.

As part of our ongoing financial reporting process, a collaborative effort is undertaken involving Apogee managers with responsibility for financial reporting, credit, product and project management, quality, legal, tax and outside advisors such as consultants, engineers, lawyers and actuaries. The results of this effort provide management with the necessary information on which to base their judgments on these future events and develop the estimates used to prepare the financial statements. We believe that the amounts recorded in the accompanying financial statements related to these events are based on the best estimates and judgments of the appropriate Apogee management. However, outcomes could differ from our estimates and could materially adversely affect our future operating results, financial position and cash flows.

Forward-Looking Statements

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

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, those noted below. There can be no assurances that Apogee’s architectural segment, which serves high-end markets with value-added products, will not be further impacted by the continued slowed economy. In addition, there can be no assurances that Harmon AutoGlass will reverse its loss of market share or overcome pricing pressures in the challenging auto replacement glass market. There can be no assurances that PPG Auto Glass, Apogee’s automotive replacement glass distribution joint venture with PPG Industries, will achieve favorable long-term operating results. There also can be no assurances that the Large-Scale Optical segment businesses will continue to increase revenues year-over-year.

A number of other factors should be considered in conjunction with this report’s forward-looking statements, any discussion of operations or results by the Company or its representatives and any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company. These other factors are set forth in the cautionary statement filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K, and include, without limitation, cautionary statements regarding changes in economic and market conditions, factors related to competitive pricing, quality, facility utilization, new product introductions, seasonal and cyclical conditions and customer dependency. Also included are other risks related to financial risk, self-insurance, environmental risk and discontinued operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

We use interest swaps to fix a portion of our variable rate borrowings from fluctuations in interest rates. As of March 1, 2003, we had interest swaps covering $35.0 million of variable rate debt. The net present liability associated with these swaps is $3.2 million at the end of fiscal 2003.

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. This change in interest rates affecting our financial instruments would result in approximately a $0.04 million impact to net earnings. As interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

We have a policy of using forward-exchange contracts to hedge our net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities, and future firm commitments of our operations. Forward-exchange contracts are also used from time to time to manage near-term foreign currency cash requirements. The primary objective of these hedging activities is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Responsibility for Financial Reporting

The accompanying consolidated financial statements and related information are the responsibility of management. They have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on our best estimates and judgments under existing circumstances. The financial information contained elsewhere in this report is consistent with that in the consolidated financial statements.

We maintain internal accounting control systems that are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and that our financial records provide a reliable basis for the preparation of our consolidated financial statements. We believe our systems are effective, and the costs of the systems do not exceed the benefits obtained. These systems of control are supported by the selection of qualified personnel, by organizational assignments that provide appropriate division of responsibilities and by the dissemination of written finance policies. This control structure is further supported by a program of internal audits.

The Audit Committee of the Board of Directors has reviewed the financial data included in this report. The Audit Committee, comprised entirely of independent directors, assists the Board of Directors in monitoring the integrity of our financial statements, the effectiveness of our internal audit function and independent accountants, and our compliance systems. In carrying out these responsibilities, the Audit Committee meets regularly with management to consider the adequacy of our internal controls and the objectivity of our financial reporting. The Audit Committee also discusses these matters with our independent accountants, with appropriate personnel from our finance organization and with our internal auditors, and meets privately on a regular basis with the independent accountants and internal auditors, each of whom reports and has unrestricted access to the Audit Committee.

The role of the independent accountants is to render an independent, professional opinion on management’s consolidated financial statements to the extent required by auditing standards generally accepted in the United States of America. Their report expresses an independent opinion on the fairness of presentation of our consolidated financial statements.

We recognize the responsibility to conduct our affairs according to the highest standards of personal and corporate conduct. This responsibility is reflected in our compliance policy and in our code of ethics and business conduct, which are distributed to all employees.

/s/ RUSSELL HUFFER
Russell Huffer
Chairman, President and Chief Executive Officer

/s/ MICHAEL B. CLAUER
Michael B. Clauer
Executive Vice President and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Apogee Enterprises, Incorporated:

We have audited the accompanying consolidated balance sheet of Apogee Enterprises, Inc. and subsidiaries as of March 1, 2003, and the related consolidated results of operations, statement of cash flows, and statement of changes in shareholders’ equity for the year then ended. Our audit also includes the financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements and financial statement schedule of Apogee Enterprises, Inc. and subsidiaries as of March 2, 2002, and for each of the two years in the period ended March 2, 2002, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, and stated that such 2002 and 2001 financial statement schedule fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole, in their report dated April 2, 2002.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 1, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective March 3, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

As discussed above, the consolidated financial statements of Apogee Enterprises, Inc. as of March 2, 2002, and for each of the two years in the period ended March 2, 2002, were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which, as described in Note 1, was adopted by the Company as of March 3, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2002 and 2001 included (i) agreeing the previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, which is no longer being amortized, as a result of initially applying Statement No. 142 (including any related tax effects) to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2002 and 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2002 and 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2002 and 2001 consolidated financial statements taken as a whole.

Deloitte & Touche LLP

Minneapolis, Minnesota

April 2, 2003

(April 9, 2003 as to Note 10)

The following audit report of Arthur Andersen LLP, our former independent auditors who have ceased their operations, is a copy of the original report dated April 2, 2002, rendered by Arthur Andersen LLP on our consolidated financial statements included in our Annual Report on Form 10-K filed on April 19, 2002, and has not been reissued by Arthur Andersen LLP since that date.

Report of Independent Public Accountants

To Apogee Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. (a Minnesota corporation) and subsidiaries as of March 2, 2002 and March 3, 2001, and the related consolidated results of operations, statements of shareholders’ equity and cash flows for the three years ended March 2, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Minneapolis, Minnesota

April 2, 2002

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 1, 2003	March 2, 2002
Assets
Current assets
Cash and cash equivalents	$10,166	$15,361
Receivables, net of allowance for doubtful accounts	115,114	115,159
Inventories	36,796	36,022
Deferred tax assets	5,549	4,875
Other current assets	3,838	3,667

Total current assets	171,463	175,084

Property, plant and equipment, net	114,527	128,515
Marketable securities available for sale	16,373	22,825
Investments in affiliated companies	19,752	22,110
Goodwill	55,914	55,614
Intangible assets, at cost less accumulated amortization of $928 and $5,820, respectively	1,851	1,024
Other assets	2,961	3,944

Total assets	$382,841	$409,116

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$57,090	$51,887
Accrued expenses	48,445	57,766
Current liabilities of discontinued operations, net	2,600	3,740
Billings in excess of costs and earnings on uncompleted contracts	4,401	6,127
Accrued income taxes	7,352	7,079
Current installments of long-term debt	540	640

Total current liabilities	120,428	127,239

Long-term debt, less current installments	47,258	69,098
Long-term self-insurance reserves	13,696	12,056
Other long-term liabilities	14,049	13,811
Liabilities of discontinued operations, net	9,200	15,978

Commitments and contingent liabilities (Notes 7 and 17)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding, 27,203,000 and 28,334,000, respectively	9,068	9,445
Additional paid-in capital	52,623	50,521
Retained earnings	120,859	113,382
Common stock held in trust	(5,179)	(4,555)
Deferred compensation obligations	5,179	4,555
Unearned compensation	(2,482)	(1,547)
Accumulated other comprehensive loss	(1,858)	(867)

Total shareholders’ equity	178,210	170,934

Total liabilities and shareholders’ equity	$382,841	$409,116

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands, except per share data)	Year-Ended March 1, 2003	Year-Ended March 2, 2002	Year-Ended March 3, 2001
Net sales	$771,839	$802,315	$865,200
Cost of sales	585,772	614,587	686,203

Gross profit	186,067	187,728	178,997
Selling, general and administrative expenses	144,373	143,601	147,103

Operating income	41,694	44,127	31,894
Interest income	930	2,021	1,983
Interest expense	4,469	7,293	12,879
Other income (expense), net	958	57	(226)
Equity in (loss) income of affiliated companies	(2,530)	(1,026)	1,465

Earnings from continuing operations before income taxes	36,583	37,886	22,237
Provision for income taxes	10,243	11,744	8,876

Earnings from continuing operations	26,340	26,142	13,361
Earnings from discontinued operations, net of income taxes	3,575	—	1,641

Net earnings	$29,915	$26,142	$15,002

Earnings per share – basic
Continuing operations	$0.96	$0.94	$0.48
Discontinued operations	0.13	—	0.06

Net earnings	$1.09	$0.94	$0.54

Earnings per share – diluted
Continuing operations	$0.93	$0.91	$0.48
Discontinued operations	0.13	—	0.06

Net earnings	$1.06	$0.91	$0.54

Weighted average basic shares outstanding	27,521	27,910	27,675
Weighted average diluted shares outstanding	28,347	28,817	27,898

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year-Ended March 1, 2003	Year-Ended March 2, 2002	Year-Ended March 3, 2001
Operating Activities
Net earnings	$29,915	$26,142	$15,002
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings from discontinued operations	(3,575)	—	(1,641)
Depreciation and amortization	24,271	28,051	34,606
Deferred income taxes	(1,680)	(515)	4,832
Results from equity investments	2,530	1,026	(1,465)
(Gain) loss on disposal of assets	(3,758)	(1,935)	2,102
Other, net	(1,450)	(1,266)	2,824
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	45	6,302	4,292
Inventories	(774)	4,539	5,394
Accounts payable and accrued expenses	(1,522)	(6,613)	(856)
Billings in excess of costs and earnings on uncompleted contracts	(1,726)	(4,203)	503
Refundable and accrued income taxes	434	(655)	(949)

Net cash provided by continuing operating activities	42,710	50,873	64,644

Investing Activities
Capital expenditures	(12,833)	(10,466)	(14,823)
Proceeds from sales of property, plant and equipment	6,074	5,598	17,834
Acquisition of businesses, net of cash acquired	(300)	(247)	(3,602)
(Investments in) dividends received from equity investments	(172)	2,411	(2,575)
Purchases of marketable securities	(25,961)	(8,438)	(7,900)
Sales/maturities of marketable securities	31,627	10,383	9,570

Net cash used in investing activities	(1,565)	(759)	(1,496)

Financing Activities
Payments on net borrowings under revolving credit agreement	(22,300)	(35,300)	(60,500)
Proceeds from issuance of long-term debt	1,000	2,000	—
Payments on long-term debt	(640)	(2,996)	(203)
Payments on deferred debt expense	(1,335)	(223)	(563)
Proceeds from issuance of common stock	4,901	4,476	274
Repurchase and retirement of common stock	(19,547)	(183)	(49)
Dividends paid	(6,246)	(6,078)	(5,834)

Net cash used in financing activities	(44,167)	(38,304)	(66,875)

Cash (used in) provided by discontinued operations	(2,173)	(1,138)	1,224

(Decrease) increase in cash and cash equivalents	(5,195)	10,672	(2,503)
Cash and cash equivalents at beginning of year	15,361	4,689	7,192

Cash and cash equivalents at end of year	$10,166	$15,361	$4,689

Supplemental schedule of non-cash investing activities:
Net assets contributed to PPG Auto Glass, LLC (see Note 5)	$—	$—	$30,359
Net assets acquired through assumption of debt (see Note 13)	—	1,500	684

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Unearned Compensation	Accumulated Other Compre- hensive (Loss) Income	Compre- hensive Earnings
Balance at February 26, 2000	27,743	$9,248	$45,106	$84,608	$(4,402)	$4,402	$(888)	$(302)
Net earnings	—	—	—	15,002	—	—	—	—	$15,002
Unrealized gain on marketable securities, net of $407 tax expense	—	—	—	—	—	—	—	760	760
Issuance of stock, net of cancellations	94	31	448	(209)	—	—	(246)	—
Purchase of stock by employee, net	—	—	—	—	96	(96)	—	—
Amortization of restricted stock	—	—	—	—	—	—	377	—
Tax benefit associated with stock plans	—	—	236	—	—	—	—	—
Exercise of stock options	1	—	4	—	—	—	—	—
Other share retirements	(13)	(4)	(21)	(24)	—	—	—	—
Cash dividends ($0.21 per share)	—	—	—	(5,834)	—	—	—	—

Balance at March 3, 2001	27,825	$9,275	$45,773	$93,543	$(4,306)	$4,306	$(757)	$458	$15,762

Net earnings	—	—	—	26,142	—	—	—	—	$26,142
Unrealized gain on marketable securities, net of $112 tax expense	—	—	—	—	—	—	—	207	207
Initial impact of adoption of SFAS No. 133, net of $672 tax benefit	—	—	—	—	—	—	—	(1,109)	(1,109)
Unrealized loss on derivatives, net of $257 tax benefit	—	—	—	—	—	—	—	(423)	(423)
Issuance of stock, net of cancellations	396	132	3,398	(61)	—	—	(1,807)	—
Purchase of stock by employee, net	—	—	—	—	(249)	249	—	—
Amortization of restricted stock	—	—	—	—	—	—	1,017	—
Tax benefit associated with stock plans	—	—	400	—	—	—	—	—
Exercise of stock options	123	41	966	—	—	—	—	—
Other share retirements	(10)	(3)	(16)	(164)	—	—	—	—
Cash dividends ($0.215 per share)	—	—	—	(6,078)	—	—	—	—

Balance at March 2, 2002	28,334	$9,445	$50,521	$113,382	$(4,555)	$4,555	$(1,547)	$(867)	$24,817

Net earnings	—	—	—	29,915	—	—	—	—	$29,915
Unrealized loss on marketable securities, net of $276 tax benefit	—	—	—	—	—	—	—	(511)	(511)
Unrealized loss on derivatives, net of $292 tax benefit	—	—	—	—	—	—	—	(480)	(480)
Issuance of stock, net of cancellations	264	88	3,567	(247)	—	—	(1,899)	—
Purchase of stock by employee, net	—	—	—	—	(624)	624	—	—
Amortization of restricted stock	—	—	—	—	—	—	964	—
Tax benefit associated with stock plans	—	—	179	—	—	—	—	—
Exercise of stock options	216	72	1,421	—	—	—	—	—
Share repurchases	(1,500)	(500)	(2,872)	(14,628)	—	—	—	—
Other share retirements	(111)	(37)	(193)	(1,317)	—	—	—	—
Cash dividends ($0.225 per share)	—	—	—	(6,246)	—	—	—	—

Balance at March 1, 2003	27,203	$9,068	$52,623	$120,859	$(5,179)	$5,179	$(2,482)	$(1,858)	$28,924

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1     Summary of Significant Accounting Policies and Related Data

Basis of Consolidation. The consolidated financial statements include the accounts of Apogee Enterprises, Inc., a Minnesota corporation, and all majority-owned subsidiaries (the Company). Transactions between Apogee and its subsidiaries have been eliminated in consolidation. The equity method is used to account for the Company’s joint ventures, and, as a result, our share of the earnings or losses of such equity affiliates is included in the Results of Operations. Certain amounts from prior-years’ financial statements have been reclassified to conform with this year’s presentation. Apogee’s fiscal year ends on the Saturday closest to February 28. Fiscal years 2003 and 2002 each consisted of 52 weeks, while fiscal 2001 consisted of 53 weeks.

Cash and Cash Equivalents. Investments with an original maturity of three months or less are included in cash and cash equivalents.

Inventories. Inventories, which consist primarily of purchased glass and aluminum, are valued at the lower of cost or market. Approximately 94 percent of the inventories are valued by use of the last-in, first-out (LIFO) method, which does not exceed market. If the first-in, first-out (FIFO) method had been used, inventories would have been $2.9 million and $3.4 million higher than reported at March 1, 2003, and March 2, 2002, respectively.

Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Significant improvements and renewals are capitalized. Repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in income. Depreciation is computed on a straight-line basis, based on estimated useful lives of 25 years for buildings, 3 to 15 years for machinery and equipment, and 3 to 10 years for office equipment

Financial Instruments. Unless otherwise noted, the Company’s financial instruments approximate fair value.

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, March 3, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. Intangible assets with discrete useful lives are amortized on a straight-line basis over their estimated useful lives.

Long-Lived Assets. The carrying value of long-lived assets such as property, plant and equipment and intangible assets is reviewed when circumstances suggest that the assets have been impaired. We consider many factors, including short- and long-term projections of future performance associated with these assets. If this review indicates that the long-lived assets will not be recoverable based on the estimated undiscounted cash flows over the remaining amortization period, the carrying value of such assets is reduced to estimated fair value.

Self-Insurance. The Company obtains commercial insurance for potential losses for general liability, workers’ compensation and automobile liability risk. However, a reasonable amount of risk is retained on a self-insured basis through a wholly owned insurance subsidiary, Prism Assurance, Inc. (Prism). Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within 12 months are classified as accrued expenses, while losses expected to be payable in later periods are included in other long-term liabilities. Additionally, we maintain a self-insurance reserve for our health insurance programs maintained for the benefit of our eligible employees. We estimate a reserve based on historical levels of amounts incurred, but not reported.

Revenue Recognition. Revenue from the sale of products or services provided and the related cost of sales are recorded upon shipment or as services are rendered. Generally, our sales terms are “free on board” shipping point (FOB shipping point) for our product-type sales. The Company recognizes revenue from construction contracts on a percentage-of-completion basis, measured by the percentage of costs incurred to date to estimated total costs for each contract. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in sales only when they have been approved by customers. Approximately 19 percent, 19 percent and 15 percent of our consolidated sales in fiscal 2003, 2002 and 2001, respectively, were recorded on a percentage-of-completion basis.

Income Taxes. The Company accounts for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes, which requires use of the asset and liability method. This method recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial and tax reporting.

Stock-Based Compensation. Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, we account for activity under our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, we do not recognize compensation expense in connection with employee stock option grants because we grant stock options at exercise prices not less than the fair value of our common stock on the date of grant.

The following table shows the effect of net earnings and earnings per share had we applied the fair value expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In thousands, except per share data)	2003	2002	2001
Net earnings
As reported	$29,915	$26,142	$15,002
Compensation expense, net of income taxes	1,480	955	3,316

Pro forma	$28,435	$25,187	$11,686

Earnings per share – basic
As reported	$1.09	$0.94	$0.54
Pro forma	1.03	0.90	0.42

Earnings per share – diluted
As reported	$1.06	$0.91	$0.54
Pro forma	1.00	0.87	0.42

Weighted average common shares outstanding
Basic	27,521	27,910	27,675
Diluted	28,347	28,817	27,898

The above pro forma amounts may not be representative of the effects on reported net earnings for future years. The weighted average fair value per option at the date of grant for options granted in fiscal 2003, fiscal 2002 and fiscal 2001 was $6.24, $4.23 and $1.86, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001
Dividend yield	1.7%	2.4%	4.4%
Expected volatility	67.4%	67.3%	60.5%
Risk-free interest rate	2.5%	4.4%	7.5%
Expected lives	4.6 years	4.6 years	3.9 years

Accounting Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Amounts subject to significant estimates and assumptions include, but are not limited to, assessment of recoverability of long-lived assets, including goodwill, insurance reserves, warranty reserves, reserves related to discontinued operations, net sales recognition for construction contracts, and the status of outstanding disputes and claims. Actual results could differ from those estimates.

New Accounting Standards. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets has ceased and instead the carrying value of these assets will be evaluated for impairment by applying a fair-value based test annually, or immediately if conditions indicate that such an impairment could exist. This statement also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill.

The Company adopted SFAS No. 142 effective March 3, 2002 and has discontinued the amortization of goodwill and has determined that it does not have intangible assets with indefinite useful lives. An initial assessment of the recoverability of goodwill recorded on the date of adoption was completed in the second quarter of fiscal 2003. Additionally, we performed our annual impairment test in the second quarter of fiscal 2003. No impairment was present upon performing either of the impairment tests. The fair value of each of our reporting units was estimated using discounted cash flow methodologies. In addition, the Company reassessed the useful lives of its identifiable intangible assets and determined that the lives were appropriate. The Company will test goodwill of each of its reporting units for impairment annually in connection with its fourth quarter planning process or more frequently if impairment indicators exist.

If the Company had been accounting for its goodwill and intangible assets under SFAS No. 142 for all prior periods presented, the Company’s net income and earnings per common share would have been as follows:

(In thousands, except per share data)	2003	2002	2001
Net income:
Reported net earnings	$29,915	$26,142	$15,002
Add back amortization expense, net of tax	—	1,646	1,361

Adjusted net income	$29,915	$27,788	$16,363

Earnings per share – basic
Reported earnings per share	$1.09	$0.94	$0.54
Impact of amortization expense, net of tax	—	0.06	0.05

Adjusted earnings per share – basic	$1.09	$1.00	$0.59

Earnings per share – diluted
Reported earnings per share	$1.06	$0.91	$0.54
Impact of amortization expense, net of tax	—	0.06	0.05

Adjusted earnings per share – diluted	$1.06	$0.97	$0.59

Weighted average common shares outstanding
Basic	27,521	27,910	27,675
Diluted	28,347	28,817	27,898

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The Company adopted this standard on March 3, 2002, with no impact to its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. The significant items from SFAS 145 that are relevant to the Company are the statements regarding extinguishment of debt and the accounting for sale-leaseback transactions. The provisions of this statement are applicable for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. The adoption of this statement has not had a significant impact on the Company’s consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB No. 123. SFAS No. 148 provides alternative transition methods for companies that make a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure provisions of SFAS No. 148 in these consolidated financial statements, and its adoption had no impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also requires whenever an entity issues a guarantee after December 31, 2002, the issuing entity must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties, guarantees accounted for as derivatives, or other guarantees of an entity’s own future performance. We have adopted the disclosure requirements of the interpretation as of

March 1, 2003. We have not yet determined the effect of adopting the initial recognition and measurement provisions on our consolidated financial position or results of operations.

2     Working Capital

Receivables

(In thousands)	2003	2002
Trade accounts	$88,549	$89,552
Construction contracts	20,680	22,817
Contract retainage	8,672	6,816
Other receivables	1,198	1,838

Total receivables	119,099	121,023
Less allowance for doubtful accounts	(3,985)	(5,864)

Net receivables	$115,114	$115,159

Inventories

(In thousands)	2003	2002
Raw materials	$14,016	$16,235
Work-in-process	5,129	5,807
Finished goods	8,323	9,351
Costs and earnings in excess of billings on uncompleted contracts	9,328	4,629

Total inventories	$36,796	$36,022

Accrued Expenses

(In thousands)	2003	2002
Payroll and related benefits	$20,916	$23,802
Insurance	8,888	10,908
Taxes, other than income taxes	3,265	3,437
Pension	5,287	4,160
Warranties	2,388	3,311
Interest	458	525
Other	7,243	11,623

Total accrued expenses	$48,445	$57,766

3     Property, Plant and Equipment

(In thousands)	2003	2002
Land	$3,545	$4,185
Buildings and improvements	84,584	88,506
Machinery and equipment	133,796	129,006
Office equipment and furniture	55,262	55,463
Construction in progress	2,023	4,818

Total property, plant and equipment	279,210	281,978
Less accumulated depreciation	(164,683)	(153,463)

Net property, plant and equipment	$114,527	$128,515

Depreciation expense was $23.3 million, $24.7 million and $31.9 million in 2003, 2002 and 2001, respectively.

4     Marketable Securities

The Company’s wholly owned insurance subsidiary, Prism, insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. Prism’s fixed maturity investments are classified as “available for sale” and are carried at market value as prescribed by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Unrealized gains and losses are reported in a separate component of shareholders’ equity, net of income taxes, until the investments are sold. The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at March 1, 2003 and March 2, 2002 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 1, 2003
Municipal bonds	$16,136	$241	$(4)	$16,373

Total investments	$16,136	$241	$(4)	$16,373

March 2, 2002
Municipal bonds	$21,801	$1,028	$(4)	$22,825

Total investments	$21,801	$1,028	$(4)	$22,825

The amortized cost and estimated fair values of investments at March 1, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Estimated Market Value
Due within one year	$130	$130
Due after one year through five years	8,409	8,563
Due after five years through ten years	3,409	3,469
Due after ten years through fifteen years	—	—
Due beyond fifteen years	4,188	4,211

Total	$16,136	$16,373

Gross realized gains of $1.1 million, $0.1 and $0 and gross realized losses of $0.1, $0 million and $0.2 million were recognized in fiscal 2003, 2002 and 2001, respectively, and are included in other income, net in the accompanying Consolidated Results of Operations.

5     Equity Investments

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. On March 1, 2003, the Company’s investment in PPG Auto Glass was $19.4 million. At March 1, 2003, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill. In connection with the formation of PPG Auto Glass, the Company agreed to supply the joint venture, through PPG, with most of the Company’s windshield fabrication capacity on market-based terms and conditions. In addition, the Company’s automobile windshield repair and replacement business agreed to purchase at least 75 percent of its windshield needs from PPG Auto Glass on market-based terms and conditions. Purchases from PPG Auto Glass were $44.0 million, $44.8 million and $29.0 million for fiscal 2003, 2002 and 2001, respectively. Amounts owed to PPG Auto Glass were $6.9 million, $5.5 million and $7.3 million at the end of fiscal 2003, 2002 and 2001, respectively.

During the second quarter of fiscal 2002, the Company, PPG and PPG Auto Glass amended the windshield supply agreements to adjust pricing for the windshields manufactured and sold to more accurately reflect market pricing. As a result of these amendments, a portion of earnings that would have previously been reported in equity in income from affiliated companies was reported in operating income in the Auto Glass segment for the current and prior years.

In the third quarter of fiscal 2002, the Company decided to discontinue funding TerraSun, LLC, its research and development joint venture of which the Company had a 50 percent interest. As a result, TerraSun discontinued its operations and sold its tangible assets. In connection with the closure of TerraSun, we acquired TerraSun’s proprietary technology. In the fourth quarter of fiscal 2003, the Company donated the patented technology developed by TerraSun to the Illinois Institute of Technology (IIT). Until the TerraSun patents expire, the Company will have a first right of refusal for the purchase of any architectural product applications developed by IIT based on these patents.

The Company’s share of earnings for its affiliated companies is before income taxes and, in fiscal 2002 and fiscal 2001, included $0.4 million and $0.1 million, respectively, of amortization of the excess cost over the value of the underlying net tangible assets and expenses retained by the Company.

6     Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the year ended March 1, 2003 was as follows:

(In thousands)	Architectural	Large-Scale Optical	Auto Glass	Corporate and Other	Total
Balance, March 2, 2002	$24,178	$10,307	$12,954	$8,175	$55,614
Contingent purchase price payment	—	300	—	—	300

Balance, March 1, 2003	$24,178	$10,607	$12,954	$8,175	$55,914

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	2003			2002
`(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$1,798	$(419)	$1,379	$2,404	$(1,482)	$922
Other	981	(509)	472	4,440	(4,338)	102

Total	$2,779	$(928)	$1,851	$6,844	$(5,820)	$1,024

Amortization expense on these identifiable intangible assets was $0.5 million in 2003. The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

(In thousands)	2004	2005	2006	2007	2008
Estimated amortization expense	$486	$476	$476	$187	$25

7     Long-Term Debt

During fiscal 2003, the Company entered into a four-year, unsecured, revolving credit facility in the amount of $125.0 million. This credit facility requires us to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio (earnings before interest, taxes, depreciation and amortization (EBITDA) divided by interest expense) of more than 3.0 and a debt-to-EBITDA ratio of less than 3.0. At March 1, 2003, these ratios were 15.4 and 0.8, respectively. If the Company is not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to debt-to-EBITDA ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be due. This credit facility replaced the Company’s previously existing $125.0 million secured credit facility.

(In thousands)	2003	2002
Borrowings under revolving credit agreement, interest at 2.69% for 2003 and 3.65% for 2002	$38,400	$60,700
Other, interest at 1.35% for 2003 and 1.49% for 2002	9,398	9,038

Total long-term debt	47,798	69,738
Less current installments	(540)	(640)

Net long-term debt	$47,258	$69,098

The Company’s $8.4 million of industrial revenue bonds, included in the total above, are supported by $8.4 million of letters of credit that reduce the Company’s availability of funds under the $125.0 million credit facility.

Long-term debt maturities are as follows:

(In thousands)	2004	2005	2006	2007	2008	Thereafter	Total
Maturities	$540	$308	$150	$38,400	$0	$8,400	$47,798

Selected information related to bank borrowings is as follows:

(In thousands, except percentages)	2003	2002
Average daily borrowings during the year	$53,295	$83,894
Maximum borrowings outstanding during the year	69,738	108,800
Weighted average interest rate during the year	3.3%	6.5%

The Company has entered into an interest rate swap agreement that effectively converts $10.0 million of variable rate borrowings into a fixed-rate obligation. This agreement, which was set to expire in February 2004, was extended to February 2005. The Company receives payments at variable rates while making payments at a fixed rate of 4.54 percent. Prior to the extension, the fixed rate was 5.955 percent. The Company also has entered into an interest rate swap agreement that effectively converts $25.0 million of variable rate borrowings into a fixed-rate obligation. This agreement, which was set to expire in December 2004, was extended to December 2005. The Company receives payments at variable rates while making payments at a fixed rate of 5.75 percent. Prior to the extension, the fixed rate was 6.665 percent. The net interest paid or received associated with these agreements is included in interest expense.

The variable to fixed interest rate swaps are designated as and are effective as cash-flow hedges. The fair value of these swaps was a liability of $3.2 million and $2.5 million at March 1, 2003 and March 2, 2002, respectively, and was included on the balance sheet with other long-term liabilities, with changes in fair values included in other comprehensive income. Derivative gains and losses included in other comprehensive income are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs. We estimate $1.2 million of net derivative losses will be reclassified into earnings in fiscal 2004. No hedging relationships were de-designated during fiscal 2003.

8     Interest Expense

(In thousands)	2003	2002	2001
Interest on debt	$3,693	$6,633	$12,610
Other interest expense	776	660	269

Total interest expense	$4,469	$7,293	$12,879

Interest payments were $4.5 million, $7.5 million and $12.3 million in 2003, 2002 and 2001, respectively.

9     Employee Benefit Plans

The Company maintains a qualified defined contribution pension plan that covers substantially all full-time, non-union employees. Contributions to the plan are based on a percentage of employees’ base earnings. Deposits of the pension costs with the trustee are made annually. All pension costs were fully funded or accrued as of year-end. Contributions to the plan were $5.2 million, $4.3 million and $4.7 million in fiscal years 2003, 2002 and 2001, respectively.

Effective January 1, 2002, the Company froze the qualified defined contribution pension plan, and amended the 401(k) savings plan to add a contribution that will be made by the Company annually, which is based on a percentage of employee’s base earnings. In addition, the Company raised the maximum amount that employees are allowed to contribute to the plan from 13 percent to 60 percent, up to statutory limits. The Apogee match of 30 percent of the first 6 percent of the employee contributions remains unchanged. Effective July 1, 2002, the assets in the frozen qualified defined contribution pension plan were merged into the 401(k) savings plan resulting in a single 401(k) retirement savings plan. Contributions to the plan were $2.1 million, $1.7 million and $2.0 million in fiscal years 2003, 2002 and 2001, respectively.

10     Shareholders’ Equity and Stock Option Plans

A class of 200,000 shares of junior preferred stock with a par value of $1.00 is authorized, but unissued.

The Company has a Shareholders’ Rights Plan, under which each share of outstanding common stock has an associated preferred share purchase right. The rights are exercisable only under certain circumstances, including the acquisition by a person or group of 10 percent of the outstanding shares of the Company’s common stock. Upon exercise, the rights would allow holders of such rights to purchase common stock of Apogee or an acquiring company at a discounted price, which generally would be 50 percent of the respective stock’s current fair market value.

The 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan (the “Plans”) provide for the issuance of 1,800,000 and 2,500,000 shares, respectively, for various forms of stock-based compensation while the 1987 Stock Option Plan provides for the issuance of 2,500,000 options to purchase Company stock. Options awarded under these Plans, either in the form of incentive stock options or nonstatutory options, are exercisable at an option price equal to the fair market value at the date of award. The 1987 Plan has expired and no new grants of stock options may be made under this Plan.

A summary of option transactions under the Plans for fiscal years 2003, 2002 and 2001 follows:

	Options Outstanding
	Number of Shares	Average Exercise Price	Option Price Range
Balances, February 26, 2000	1,659,435	$13.15	$4.48–$25.00
Options granted	728,100	4.80	3.75– 5.81
Options exercised	(1,250)	4.19	4.19– 4.19
Options canceled	(274,507)	10.28	3.97– 17.75

Balances, March 3, 2001	2,111,778	$10.67	$3.75–$25.00
Options granted	560,200	8.83	8.60– 14.40
Options exercised	(123,509)	8.15	4.19– 16.75
Options canceled	(84,090)	8.43	4.81– 16.75

Balances, March 2, 2002	2,464,379	$10.45	$ 3.75–$25.00
Options granted	619,160	12.86	8.95– 13.10
Options exercised	(216,280)	6.83	4.31– 14.00
Options canceled	(203,400)	10.68	4.19– 25.00

Balances, March 1, 2003	2,663,859	$11.20	$3.75–$19.25

The following table summarizes information about stock options outstanding and exercisable at March 1, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 3.75-$ 5.00	362,889	7.1 years	$ 4.64	144,064	$ 4.47
5.01- 10.00	608,640	6.9 years	8.26	227,350	8.02
10.01- 15.00	1,222,830	7.3 years	12.79	668,247	12.83
15.01- 25.00	469,500	3.2 years	15.94	467,625	15.94

	2,663,859	6.5 years	$11.20	1,507,286	$12.27

The Amended and Restated 1987 Partnership Plan, a plan designed to increase the ownership of Apogee stock by key employees, allows participants selected by the Compensation Committee of the Board of Directors to use earned incentive compensation to purchase Apogee common stock. The purchased stock is then matched by an equal award of restricted stock, which vests over a predetermined period. In accordance with EITF 97-14, Accounting for Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested, the Company’s stock is recorded at historical cost and classified as Common Stock Held in Trust. Since the investments are all in Company stock, an offsetting amount is recorded as Deferred Compensation Obligations in the equity section of the balance sheet. Common shares of 3,200,000 are authorized for issuance under the Plan with an additional 1,000,000 shares authorized, subject to the approval of shareholders at the Company’s 2003 Annual Meeting of Shareholders. As of March 1, 2003, 3,166,000 shares have been issued or committed under the Plan. The Company expensed $2.5 million, $2.3 million and $1.8 million in conjunction with the Partnership Plan in fiscal years 2003, 2002 and 2001, respectively.

During fiscal 2003, the Board of Directors authorized a share repurchase program for a total of 1,500,000 shares. The Company has repurchased all of the 1,500,000 shares authorized for a total of $18.0 million. On April 9, 2003, the Board of Directors authorized the repurchase of an additional 1.5 million shares.

The following table summarizes the accumulated other comprehensive (loss) income at March 1, 2003 and March 2, 2002.

(in thousands)	2003	2002
Net unrealized gain on marketable securities	$154	$665
Net unrealized loss on derivatives	(2,012)	(1,532)

Total accumulated other comprehensive loss	$(1,858)	$(867)

11     Income Taxes

The components of income tax expense (benefit) for each of the last three fiscal years are as follows:

(In thousands)	2003	2002	2001
Current:
Federal	$10,583	$10,752	$3,642
State and local	1,340	1,507	402

Total current	$11,923	$12,259	$4,044

Deferred:
Federal	$(1,536)	$(692)	$4,282
State and local	(144)	177	550

Total deferred	$(1,680)	$(515)	$4,832

Income tax expense:
Continuing operations	$10,243	$11,744	$8,876
Discontinued operations	2,170	—	884

Total income tax expense	$12,413	$11,744	$9,760

Income tax payments, net of refunds, were $12.0 million, $13.0 million and $4.5 million in fiscal years 2003, 2002 and 2001, respectively.

The differences between statutory federal tax rates and consolidated effective tax rates are as follows:

	2003	2002	2001
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.1	2.9	2.8
Tax credits	(1.2)	(1.5)	(3.3)
Foreign sales corporation	(0.8)	(0.5)	(0.8)
Goodwill amortization	—	1.2	1.8
Meals and entertainment	0.6	0.7	1.3
Charitable contributions	(3.8)	—	—
Tax reserves	(3.8)	(5.9)	4.9
Other, net	(0.1)	(0.9)	(1.8)

Consolidated effective tax rate	28.0%	31.0%	39.9%

Tax benefits for deductions associated with the stock-based incentive plans amounted to $0.2 million, $0.4 million and $0.2 million in 2003, 2002 and 2001, respectively. These benefits were added directly to additional paid-in capital and were not reflected in the determination of income tax expense.

Deferred tax assets and deferred tax liabilities at March 3, 2001 and March 2, 2002 are as follows:

	2003		2002
(In thousands)	Current	Noncurrent	Current	Noncurrent
Accounts receivable	$1,794	$—	$2,297	$—
Accrued insurance	—	3,001	—	3,031
Deferred compensation	37	6,641	37	5,747
Restructuring reserve	460	1,632	—	—
Inventory	1,357	—	999	—
Depreciation	—	(3,818)	—	(2,822)
Employee benefit plans	41	—	(182)	—
Mark-to-market interest rate swaps	—	1,221	—	929
Other	1,860	(6,518)	1,724	(3,855)

Deferred tax assets	$5,549	$2,159	$4,875	$3,030

12     Discontinued Operations

During fiscal 2001, the Company completed the sale of substantially all of the assets of VIS’N Service Corporation (VIS’N), a non-auto glass focused, third-party administered claims processor, in two separate transactions with no impact to net earnings. VIS’N is presented as a discontinued operation in the consolidated financial statements and notes. Prior periods have been restated.

At March 1, 2003, accruals totaling $11.8 million represented the remaining estimated future cash outflows associated with the exit from discontinued operations. During fiscal 2003, we reduced our estimates of these liabilities by $5.7 million ($3.6 million, net of tax) as a result of favorable resolution of certain exposures as well as from reductions in estimated future liabilities for the discontinued European curtainwall operations. Additionally, we made $2.2 million of payments related to warranty and legal costs. The majority of these cash expenditures are expected to be made within the next three years. The primary components of the reserve relate to the remaining exit costs from previously discontinued businesses. In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of the Company’s detention/security business and its exit from international curtainwall operations. The long-term elements within the reserve relating to the international curtainwall operations include bonds outstanding of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts. Additionally, any long-term product liability issues, consisting of warranty and rework issues, on these international construction projects are reserved.

(In thousands)	2003	2002	2001
Earnings from Operations of Discontinued Businesses
Net sales	$—	$—	$2,750
Earnings before income taxes	5,745	—	2,525
Income tax expense	2,170	—	884
Earnings from operations, net of income taxes	3,575	—	1,641

(In thousands)	2003	2002
Net Liabilities of Discontinued Operations
Current assets	$1,100	$—
Accrued liabilities	(12,900)	(19,718)

Net liabilities of discontinued operations	(11,800)	(19,718)
Less net current liabilities of discontinued operations	2,600	3,740

Net long-term liabilities of discontinued operations	$(9,200)	$(15,978)

13     Acquisitions

In fiscal 2002 and 2001, the Large-Scale Optical Technologies segment expanded its pre-framed art business by purchasing three high-end pre-framed art companies. The aggregate purchase price of these businesses was $6.0 million, including the assumption of $2.2 million in debt, and resulted in recording $4.5 million as goodwill. In fiscal 2003, the contingent purchase price payment associated with these pre-framed art business acquisitions was incurred and recorded as additional goodwill in the amount of $0.3 million.

In fiscal 2002 and 2001, liabilities of $1.5 million and $0.7 million, respectively, were assumed in the above transactions. All of the above transactions were accounted for by the purchase method. Accordingly, the consolidated financial statements include the net assets and results of operations from the dates of acquisition.

14     Quarterly Data (Unaudited)

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
Fiscal 2003
Net sales	$184,709	$200,282	$199,166	$187,682	$771,839
Gross profit	45,952	51,795	45,261	43,059	186,067
Earnings from continuing operations	5,238	8,568	7,561	4,973	26,340
Earnings from discontinued operations	—	—	—	3,575	3,575
Net earnings	5,238	8,568	7,561	8,548	29,915
Earnings per share – basic
From continuing operations	0.19	0.31	0.28	0.18	0.96
From discontinued operations	—	—	—	0.13	0.13
Net earnings	0.19	0.31	0.28	0.31	1.09
Earnings per share – diluted
From continuing operations	0.18	0.30	0.27	0.18	0.93
From discontinued operations	—	—	—	0.13	0.13
Net earnings	0.18	0.30	0.27	0.31	1.06

Fiscal 2002
Net sales	$203,606	$210,233	$200,293	$188,183	$802,315
Gross profit	45,304	51,400	45,811	45,213	187,728
Earnings from continuing operations	5,602	10,341	5,844	4,355	26,142
Earnings from discontinued operations	—	—	—	—	—
Net earnings	5,602	10,341	5,844	4,355	26,142
Earnings per share – basic
From continuing operations	0.20	0.37	0.21	0.16	0.94
From discontinued operations	—	—	—	—	—
Net earnings	0.20	0.37	0.21	0.16	0.94
Earnings per share – diluted
From continuing operations	0.20	0.36	0.20	0.15	0.91
From discontinued operations	—	—	—	—	—
Net earnings	0.20	0.36	0.20	0.15	0.91

15     Earnings Per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

(In thousands)	2003	2002	2001
Basic earnings per share – weighted common shares outstanding	27,521	27,910	27,675
Weighted common shares assumed upon exercise of stock options	429	596	63
Unvested shares held in trust for deferred compensation plans	397	311	160

Diluted earnings per share – weighted common shares and potential common shares outstanding	28,347	28,817	27,898

There were 1,697,000, 881,000 and 1,498,000 stock options excluded in fiscal 2003, 2002 and 2001, respectively, from the computation of diluted earnings per share due to their anti-dilutive effect.

16     Business Segments Data

The Company’s segments are aligned to match the markets they serve. The segments are Architectural Products and Services (Architectural), Automotive Replacement Glass and Services (Auto Glass), and Large-Scale Optical Technologies (LSO). The Architectural segment designs, engineers, fabricates, installs, services and renovates walls of glass and windows comprising the outside skin of commercial and institutional buildings. The Auto Glass segment fabricates, repairs and replaces automobile windshields and windows. The LSO segment develops and produces high technology glass that enhances visual performance of products for the display, imaging and picture-framing industries.

(In thousands)	2003	2002	2001
Net Sales
Architectural	$458,811	$479,364	$441,466
Auto glass	233,380	255,133	333,311
Large-scale optical	79,705	67,829	90,768
Intersegment elimination	(57)	(11)	(345)

Total	$771,839	$802,315	$865,200

Operating Income
Architectural	$32,134	$34,396	$27,393
Auto glass	7,926	16,088	1,429
Large-scale optical	3,694	(4,350)	4,571
Corporate and other	(2,060)	(2,007)	(1,499)

Total	$41,694	$44,127	$31,894

Depreciation and Amortization
Architectural	$15,386	$16,617	$16,111
Auto glass	5,108	6,527	11,873
Large-scale optical	2,409	3,292	5,916
Corporate and other	1,368	1,615	706

Total	$24,271	$28,051	$34,606

Capital Expenditures
Architectural	$9,925	$5,078	$6,257
Auto glass	2,029	3,101	5,922
Large-scale optical	822	2,229	2,677
Corporate and other	57	58	(33)

Total	$12,833	$10,466	$14,823

Identifiable Assets
Architectural	$203,903	$225,038	$225,668
Auto glass	72,220	84,508	96,595
Large-scale optical	51,431	53,781	68,489
Corporate and other	55,287	45,789	41,927

Total	$382,841	$409,116	$432,679

The Company’s fiscal 2003 and fiscal 2002 investment in the PPG Auto Glass joint venture of $19.4 million and $21.7 million, respectively, and the marketable securities held for sale at the Company’s wholly owned insurance subsidiary of $16.4 million and $22.8 million, respectively, are included in the identifiable assets for corporate and other.

Apogee’s export net sales of $37.2 million, $35.0 million and $40.0 million for fiscal 2003, 2002 and 2001, respectively, were less than 10 percent of consolidated net sales each year. No single customer, including government agencies, accounts for 10 percent or more of consolidated net sales. Segment operating income is net sales less cost of sales and operating expenses. Operating income does not include provision for interest expense or income taxes. “Corporate and other” includes miscellaneous corporate activity not allocable to business segments.

17     Commitments and Contingent Liabilities

Operating lease commitments

As of March 1, 2003, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	2004	2005	2006	2007	2008	Thereafter	Total
Total minimum payments	$14,596	$10,879	$7,743	$6,598	$5,546	$824	$46,186

Total rental expense was $28.3 million, $22.9 million and $21.8 million in 2003, 2002 and 2001, respectively.

During fiscal 2002 and 2001, the Company entered into agreements for the sale and leaseback of certain production equipment, which are significant to the operations of the businesses. The sale price of the equipment was $2.1 million and $16.0 million, respectively. Under these and its other sale and leaseback agreements, the Company has an option to purchase the equipment at projected future fair market value upon expiration of the leases, which occurs in fiscal 2007, 2008 and 2009. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases.

Under the Company’s sale and leaseback transactions, a total gain of $9.7 million has been deferred and is being recognized over the terms of the leases. The March 1, 2003 and March 2, 2002 unamortized portion of the deferred gain of $6.3 million and $7.5 million, respectively, is included in the balance sheet captions accrued expenses and other long-term liabilities. The average annual lease payment over the life of these leases is $4.8 million.

Bond commitments

In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of installation projects that are in process and in our backlog. At March 1, 2003, these bonds totaled $107.0 million. We have never been required to pay on these performance-based bonds.

Purchase commitments

The Company has purchase commitments of $1.2 million in fiscal 2004 and fiscal 2005 and $1.0 million in fiscal 2006. These purchase commitments relate to contractual obligations that expire on December 31, 2005, with a third-party that provides call center operations for our Auto Glass retail business. The contract is structured such that there is a minimum number of units that must be processed through the third-party’s facility. The contract includes a buy-out provision that diminishes over time. The provision amounts are $7.5 million and $5.0 million for fiscal years 2004 and 2005, respectively.

Guarantees and warranties

In November 2002, the FASB issued FASB interpretation No. 45 (FIN 45), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures or guarantee agreements are also required in the interim and annual financial statements. The disclosure requirements of FIN 45 are effective for the years ending after December 15, 2002. The liability recognition requirements are effective January 1, 2003.

The Company accrues for warranty and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. At the beginning of fiscal 2003, warranty and claim accruals were $3.3 million, with additional expense incurred of $0.7 million, offset by credits of $1.6 million. The accrual related to warranties and claims at the end of the year was $2.4 million.

Letters of credit

At March 1, 2003, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of March 1, 2003 was approximately $15.1 million, of which $8.4 million is issued and has reduced our total availability of funds under our $125.0 million credit facility.

Non-compete agreements

The Company has entered into a number of noncompete and consulting agreements associated with former employees. As of March 1, 2003, future payments of $0.4 million were committed under such agreements.

Litigation

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

                    DISCLOSURE

On April 11, 2002, the Company determined not to re-engage its independent auditors, Arthur Andersen LLP (“Arthur Andersen”) and appointed Deloitte & Touche LLP (D&T) as its new independent auditors, effective upon Arthur Andersen’s completion of the audit for the fiscal-year ended March 2, 2002. This determination followed the Company’s decision to seek proposals from independent accounting firms with respect to the engagement of independent accountants to audit the Company’s financial statements for the fiscal-year ending March 1, 2003. The decision not to re-engage Arthur Andersen and to retain D&T was approved by the Company’s Board of Directors on April 11, 2002, upon the recommendation of its Audit Committee.

The reports of Arthur Andersen on the financial statements of the Company for the fiscal years ended March 2, 2002 and March 3, 2001 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal years ended March 2, 2002 and March 3, 2001 and the subsequent interim period through April 11, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference thereto in their report on the financial statements for such years. In addition, the Company believes that, during the fiscal years ended March 2, 2002 and March 3, 2001 and through April 11, 2002, there had been no “reportable events” (as defined in Item 304 (a) (1) (v) of Regulations S-K of the Securities and Exchange Commission).

The Company did not, during the Company’s fiscal years ended March 2, 2002 and March 3, 2001 prior to the auditor change and the subsequent interim period through April 11, 2002, consult with D&T regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, as a result of which either a written report was provided to the Company or oral advice was provided that D&T concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement with Arthur Andersen or a “reportable event”.

The Company reported the change in accountants on Form 8-K on April 18, 2002. The Form 8-K contained a letter from Arthur Andersen, addressed to the Securities and Exchange Commission, stating that it agreed with the comments in the second sentence of the second paragraph of the above statements, and was not in a position to agree or disagree with the comments in the remainder of the above statements.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, other than the information set forth in Part I above under the heading “Executive Officers of the Registrant”, is set forth under the headings “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 17, 2003, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation” (other than the Compensation Committee Report) and “Information Regarding the Board of Directors – Director Compensation” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 17, 2003, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth under the headings “Security Ownership of Principal Shareholders”, “Security Ownership of Directors and Executive Officers” and “Proposal 2: Approval of Amendment to the Amended and Restated 1987 Apogee Enterprises, Inc. Partnership Plan – Equity Compensation Plan Information” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 17, 2003, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the headings “Information Regarding the Board of Directors – Compensation of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 17, 2003, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 14.     CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities and Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective at alerting them on a timely basis of material information required to be included in our periodic filings with the Securities and Exchange Commission.

b)	Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of our evaluation.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)	List of documents filed as a part of this report:

1.	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.
2.	Financial Statement Schedules – Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves (1)	Balance at End of Period
Allowances for doubtful receivables
For the year ended March 1, 2003	$5,864	$(662)	$1,217	$3,985
For the year ended March 2, 2002	8,942	871	3,949	5,864
For the year ended March 3, 2001	10,540	1,638	3,236	8,942

(1) Net of recoveries

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits – See Item (c) below.

b)	Reports on Form 8-K

During the quarter ended March 1, 2003, the Company did not file any reports on Form 8-K.

c)	Exhibits marked with an asterisk (*) identify each management contract or compensatory plan or arrangement. Exhibits marked with a double asterisk (**) are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

Exhibit No.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3A to Registrant’s Annual Report on Form 10-K for year ended February 27, 1988.

3.2	Restated By Laws of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 3B to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

4.1	Specimen certificate for shares of common stock of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 4A to Registrant’s Annual Report on Form 10-K for the year ended March 2, 2002.

4.2	Amended and Restated Rights Agreement dated November 12, 2001, between Registrant and Bank of New York. Incorporated by reference to Registrant’s Form 8-A/A filed on November 30, 2001.

10.1*

Amended and Restated 1987 Apogee Enterprises, Inc. Partnership Plan. Incorporated by reference to Appendix A-2 to the Registrant’s Schedule 14A Information Proxy Statement filed in connection with the June 19, 2001 Annual Meeting of Shareholders, filed May 10, 2001.

10.2*	Employment Agreement between Registrant and Richard Gould dated May 23, 1994. Incorporated by reference to Exhibit 10I to Registrant’s Annual Report on Form 10-K for year ended February 25, 1995.

10.3*

Amendment to Apogee Enterprises, Inc. Employment Agreement with Richard Gould dated July 7, 1998. Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.4*	1987 Apogee Enterprises, Inc. Stock Option Plan. Incorporated by reference to Registrant’s S-8 registration statement dated July 18, 1990.

10.5*	1997 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit A of Registrant’s proxy statement for the 1997 Annual Meeting of Shareholders, filed May 16, 1997.

10.6*

Resignation Agreement between Apogee Enterprises, Inc. and James L. Martineau. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.7*

Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.8*

First Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan, dated May 11, 1999. Incorporated by reference to Exhibit 10J to Registrant’s Annual Report on Form 10-K for the year ended February 27, 1999.

10.9*	Apogee Enterprises, Inc. Executive Supplemental Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.10*

Forms of Severance Agreement between the Company and certain senior executive officers of the Company. Incorporated by reference to Exhibit 10P to Registrant’s Annual Report on Form 10-K for the year ended March 3, 2001.

10.11

Stock Purchase Agreement dated November 10, 1998 between Apogee Enterprises, Inc. and CompuDyne Corporation. Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 10, 1998.

10.12	Stock Purchase Agreement between the Company and CH Holdings, Inc. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on April 23, 1999.

10.13*	Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit A of the Registrant’s proxy statement for the 1999 Annual Meeting of Shareholders, filed May 17, 1999.

10.14

Contribution and Assumption Agreement dated June 13, 2000, among PPG Industries, the Company, certain subsidiaries of the Company and PPG Auto Glass. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 1, 2000.

10.15	Limited Liability Company Agreement dated June 13, 2000, between PPG Industries and the Company. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 1, 2000.

10.16*	Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit A of Registrant’s proxy statement for the 2002 Annual Meeting of Shareholders, filed May 14, 2002.

10.17*	Apogee Enterprises, Inc. Executive Management Incentive Plan. Incorporated by reference to Exhibit B of Registrant’s proxy statement for the 2002 Annual Meeting of Shareholders, filed May 14, 2002.

10.18

Credit Agreement dated as of April 25, 2003 between Apogee Enterprises, Inc. and banks party to the agreement, including related contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 1, 2002.

10.19*

Employment Agreement between Registrant and Joseph T. Deckman effective as of July 16, 2002. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002.

16	Change in Independent Public Accountants. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on April 18, 2002.

21**	Subsidiaries of the Registrant

23.1**	Consent of Deloitte & Touche LLP

23.2**	Notice Regarding Consent of Arthur Andersen LLP

99.1**	Private Securities Litigation Reform Act of 1995 – Cautionary Statement

99.2**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

- SIGNATURES -

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2003.

APOGEE ENTERPRISES, INC.

By:	/s/ RUSSELL HUFFER

Russell Huffer Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on May 8, 2003.

Signature	Title	Signature	Title

/s/ RUSSELL HUFFER Russell Huffer	Chairman, President, CEO and Director (Principal Executive Officer)	/s/ MICHAEL B. CLAUER Michael B. Clauer	Executive VP & CFO (Principal Financial and Accounting Officer)

/s/ BERNARD P. ALDRICH Bernard P. Aldrich	Director	/s/ JAMES L. MARTINEAU James L. Martineau	Director

/s/ ROBERT L. EDWARDS Robert L. Edwards	Director	/s/ STEPHEN C. MITCHELL Stephen C. Mitchell	Director

/s/ DONALD W. GOLDFUS Donald W. Goldfus	Director	/s/ LAURENCE J. NIEDERHOFER Laurence J. Niederhofer	Director

/s/ BARBARA B. GROGAN Barbara B. Grogan	Director	/s/ RAY C. RICHELSON Ray C. Richelson	Director

/s/ HARRY A. HAMMERLY Harry A. Hammerly	Director	/s/ MICHAEL E. SHANNON Michael E. Shannon	Director

/s/ J. PATRICK HORNER J. Patrick Horner	Director

CERTIFICATIONS

I, Russell Huffer, Chairman, President and Chief Executive Officer of Apogee Enterprises, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Apogee Enterprises, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ RUSSELL HUFFER Russell Huffer Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Michael B. Clauer, Executive Vice President and Chief Financial Officer of Apogee Enterprises, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Apogee Enterprises, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ MICHAEL B. CLAUER Michael B. Clauer Executive Vice President and Chief Financial Officer