Form 10-Q
period 2003-05-31
APOGEE ENTERPRISES INC
filed 2003-07-09
CIK 6845

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 2003

Commission File Number 0-6365

APOGEE ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0919654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7900 Xerxes Ave S. – Suite 1800, Minneapolis, MN	55431
(Address of principal executive offices)	(Zip Code)

Title of each class	Name of each exchange on which registered
Common stock $0.33 1/3 Par Value	NASDAQ National Market

(952) 835-1874

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of June 30, 2003, 27,463,749 shares of the Registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	May 31, 2003 (unaudited)	March 1, 2003
Assets
Current assets
Cash and cash equivalents	$4,505	$10,166
Receivables, net of allowance for doubtful accounts	107,310	115,114
Inventories	38,633	36,796
Deferred tax assets	5,716	5,549
Other current assets	4,439	3,838

Total current assets	160,603	171,463

Property, plant and equipment, net	109,612	114,527
Marketable securities available for sale	17,018	16,373
Investments in affiliated companies	19,224	19,752
Goodwill	55,914	55,914
Intangible assets, at cost less accumulated amortization of $968 and $928, respectively	1,723	1,851
Other assets	2,972	2,961

Total assets	$367,066	$382,841

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$47,925	$57,090
Accrued expenses	37,353	48,445
Current liabilities of discontinued operations, net	2,527	2,600
Billings in excess of costs and earnings on uncompleted contracts	4,247	4,401
Accrued income taxes	7,285	7,352
Current installments of long-term debt	308	540

Total current liabilities	99,645	120,428

Long-term debt, less current installments	51,650	47,258
Long-term self-insurance reserves	13,696	13,696
Other long-term liabilities	14,074	14,049
Liabilities of discontinued operations, net	9,674	9,200
Commitments and contingent liabilities (Note 10)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 27,450,000 and 27,203,000, respectively	9,150	9,068
Additional paid-in capital	54,992	52,623
Retained earnings	119,347	120,859
Common stock held in trust	(6,637)	(5,179)
Deferred compensation obligations	6,637	5,179
Unearned compensation	(3,338)	(2,482)
Accumulated other comprehensive loss	(1,824)	(1,858)

Total shareholders’ equity	178,327	178,210

Total liabilities and shareholders’ equity	$367,066	$382,841

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)	Quarter-Ended May 31, 2003	Quarter-Ended June 1, 2002
Net sales	$171,318	$184,709
Cost of sales	138,170	138,757

Gross profit	33,148	45,952
Selling, general and administrative expenses	31,326	36,250

Operating income	1,822	9,702
Interest income	126	291
Interest expense	966	1,317
Other income, net	—	34
Equity in loss of affiliated companies	(561)	(1,118)

Earnings from continuing operations before income taxes	421	7,592
Provision for income taxes	113	2,354

Net earnings	$308	$5,238

Earnings per share—basic	$0.01	$0.19

Earnings per share—diluted	$0.01	$0.18

Weighted average basic shares outstanding	26,946	28,060
Weighted average diluted shares outstanding	27,647	29,090

Cash dividends declared per common share	$0.0575	$0.0550

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)	Quarter-Ended May 31, 2003	Quarter-Ended June 1, 2002
Operating Activities
Net earnings	$308	$5,238
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,160	6,089
Deferred income taxes	(277)	(328)
Loss from equity investments	561	1,118
Gain on disposal of assets	(144)	(1,380)
Other, net	(435)	1,053
Changes in operating assets and liabilities:
Receivables	7,804	10,908
Inventories	(1,837)	(129)
Accounts payable and accrued expenses	(20,009)	(20,461)
Billings in excess of costs and earnings on uncompleted contracts	(154)	(2,335)
Accrued income taxes	(67)	2,226

Net cash (used in) provided by continuing operating activities	(8,090)	1,999

Investing Activities
Capital expenditures	(1,064)	(3,357)
Proceeds from sales of property, plant and equipment	6	2,386
Investments in equity investments	(33)	(38)
Purchases of marketable securities	(3,059)	(3,151)
Sales/maturities of marketable securities	2,589	6,451

Net cash (used in) provided by investing activities	(1,561)	2,291

Financing Activities
Increase in (payments on) net borrowings under revolving credit agreement	4,400	(13,500)
Proceeds from issuance of long-term debt	—	1,000
Payments on long-term debt	(240)	(212)
Payments on deferred debt expense	—	(801)
Proceeds from issuance of common stock	1,310	3,356
Repurchase and retirement of common stock	(302)	(3,230)
Dividends paid	(1,579)	(1,573)

Net cash provided by (used in) financing activities	3,589	(14,960)

Cash provided by (used in) discontinued operations	401	(602)

Decrease in cash and cash equivalents	(5,661)	(11,272)
Cash and cash equivalents at beginning of year	10,166	15,361

Cash and cash equivalents at end of period	$4,505	$4,089

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Summary of Significant Accounting Policies

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 31, 2003 and March 1, 2003, and the results of operations and cash flows for the three-month periods ended May 31, 2003 and June 1, 2002. Certain prior-year amounts have been reclassified to conform to the current period presentation.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 1, 2003. The results of operations for the 12-week periods ended May 31, 2003 and June 1, 2002 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.	New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), an interpretation of ARB No. 51, which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. Because we have no variable interest entities, we do not expect that the adoption of this new standard will have an effect on our consolidated financial position or results of operations.

3.	Stock-Based Compensation

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, we account for activity within our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, we do not recognize compensation expense in connection with employee stock option grants because we grant stock options at exercise prices not less than the fair value of our common stock on the date of grant.

The following table shows the effect of net earnings and earnings per share had we applied the fair value expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended
(In thousands, except per share data)	May 31, 2003	June 1, 2002
Net earnings
As reported	$308	$5,238
Compensation expense, net of income taxes	1,217	791

Pro forma	$(909)	$4,447

Earnings per share—basic
As reported	$0.01	$0.19
Pro forma	(0.03)	0.16

Earnings per share—diluted
As reported	$0.01	$0.18
Pro forma	(0.03)	0.15

Weighted average common shares outstanding
Basic	26,946	28,060
Diluted	27,647	29,090

4.	Inventories

(In thousands)	May 31, 2003	March 1, 2002
Raw materials	$15,861	$14,016
Work-in-process	5,220	5,129
Finished goods	9,461	8,323
Costs and earnings in excess of billings on uncompleted contracts	8,091	9,328

Total inventories	$38,633	$36,796

5.	Investments

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. On May 31, 2003, the Company’s investment in PPG Auto Glass was $18.9 million. At May 31, 2003, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill. In connection with the formation of PPG Auto Glass, the Company agreed to supply the joint venture, through PPG, with most of the Company’s windshield fabrication capacity on market-based terms and conditions. In addition, the Company’s automobile windshield repair and replacement business agreed to purchase at least 75 percent of its windshield needs from PPG Auto Glass on market-based terms and conditions. Both of these agreements expire in June 2005. Purchases from PPG Auto Glass were $12.6 million and $11.2 million for first quarter of fiscal 2004 and 2003, respectively. Amounts owed to PPG Auto Glass were $8.1 million and $6.7 million at the end of the first quarter of fiscal 2004 and 2003, respectively, and are recorded in accounts payable.

6.	Goodwill and Other Identifiable Intangible Assets

The Company’s goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, March 3, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment.

The change in the carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the three months ended May 31, 2003 was as follows.

(In thousands)	Architectural	Large-Scale Optical	Auto Glass	Corporate and Other	Total
Balance at March 1, 2003	$24,178	$10,607	$12,954	$8,175	$55,914
Additions (deletions)	—	—	—	—	—

Balance at May 31, 2003	$24,178	$10,607	$12,954	$8,175	$55,914

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	As of May 31, 2003			March 1, 2003
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$1,710	$(422)	$1,288	$1,798	$(419)	$1,379
Other	981	(546)	435	981	(509)	472

Total	$2,691	$(968)	$1,723	$2,779	$(928)	$1,851

Amortization expense on these identifiable intangible assets was $0.1 million and $0.2 million for the three months ended May 31, 2003 and June 1, 2002, respectively. At May 31, 2003, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2004 and all of the following four fiscal years is as follows:

(In thousands)	2004	2005	2006	2007	2008
Estimated amortization expense	$485	$476	$476	$187	$25

7.	Long-Term Debt

During fiscal 2003, the Company entered into a four-year, unsecured, revolving credit facility in the amount of $125.0 million. This credit facility requires us to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio of more than 3.0 and a debt-to-cash flow ratio of less than 3.0. At May 31, 2003, these ratios were 14.1 and 1.0, respectively. If the Company is not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to the debt-to-cash flow ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be due. At May 31, 2003, the Company was in compliance with all of the financial covenants of the credit facility.

8.	Discontinued Operations

In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of the Company’s detention/security business and its exit from international curtainwall operations. Accruals totaling $12.2 million ($9.7 million classified as long-term liabilities) and $11.8 million ($9.2 million classified as long-term liabilities) represented the remaining estimated future cash outflows associated with the exit from discontinued operations at May 31, 2003 and March 1, 2003, respectively. The majority of these cash expenditures are expected to be made within the next three years. The primary components of the reserve relate to the remaining exit costs from previously discontinued businesses. The long-term elements within the reserve relate to the international curtainwall operations, including bonds outstanding, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts. Additionally, the reserve covers several certain potential long-term product liability issues, consisting of warranty and rework issues, relating to these international construction projects.

9.	Earnings Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended
(In thousands)	May 31, 2003	June 1, 2002
Basic earnings per share—weighted common shares outstanding	26,946	28,060
Weighted common shares assumed upon exercise of stock options	260	641
Unvested shares held in trust for deferred compensation plans	441	389

Diluted earnings per share—weighted common shares and potential common shares outstanding	27,647	29,090

There were approximately 1,694,000 and 800,000 stock options excluded in the first quarter of fiscal 2004 and 2003, respectively, from the computation of diluted earnings per share due to their anti-dilutive effect.

10.	Commitments and Contingent Liabilities

Operating lease commitments

As of May 31, 2003, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
Total minimum payments	$11,375	$12,716	$9,412	$8,175	$7,125	$837	$49,640

Bond commitments

In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of installation projects that are in process and in our backlog. At May 31, 2003, these bonds totaled $90.7 million. Our installation business has never been required to pay on these performance-based bonds, however, past experience is not necessarily indicative of future results.

Purchase commitments

The Company has purchase commitments of $0.9 million for the remainder of fiscal 2004, $1.2 million for fiscal 2005, and $1.0 million in fiscal 2006. These purchase commitments relate to contractual obligations that expire on December 31, 2005, with a third-party that provides call center operations for our Auto Glass retail business. The contract is structured such that there is a minimum number of units that must be processed through the third-party’s facility. The contract includes a buy-out provision of $7.8 million, $4.5 million and $2.5 million for calendar years 2003, 2004 and 2005, respectively.

Guarantees and warranties

In November 2002, the FASB issued FASB interpretation No. 45 (FIN 45), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures or liabilities associated with guarantee agreements are also required in the interim and annual financial statements. The disclosure requirements of FIN 45 are effective for the years ending after December 15, 2002. The liability recognition requirements are effective for guarantees entered into after January 1, 2003. The adoption of this new standard did not have an effect on our consolidated financial position or results of operations.

The Company accrues for warranty and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. At the beginning of fiscal 2004, warranty and claim accruals were $2.4 million, with additional expense incurred of $0.5 million, offset by credits of $0.5 million. The accrual related to warranties and claims at the end of the first quarter was $2.4 million.

Letters of credit

At May 31, 2003, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of May 31, 2003 was approximately $14.4 million, of which $8.4 million is issued and has reduced our total availability of funds under our $125.0 million credit facility.

Non-compete agreements

The Company has entered into a number of noncompete and consulting agreements associated with former employees. As of May 31, 2003, future payments of $0.2 million were committed under such agreements.

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

11.	Comprehensive Earnings

	Three months ended
(In thousands)	May 31, 2003	June 1, 2002
Net earnings	$308	$5,238
Unrealized (loss) gain on derivatives, net of $(49) and $8 tax (benefit) expense, respectively	(81)	15
Unrealized gain (loss) on marketable securities, net of $61 and $(60), tax expense (benefit), respectively	115	(111)

Comprehensive earnings	$342	$5,142

12.	Segment Information

The following table presents sales and operating income data for our three segments, and consolidated, for the first quarter, when compared to the corresponding period a year ago.

	Quarter Ended
(In thousands)	May 31, 2003	June 1, 2002
Net Sales
Architectural	$94,944	$107,993
Auto Glass	60,642	60,361
Large-Scale Optical	15,737	16,355
Intersegment Eliminations	(5)	—

Net Sales	$171,318	$184,709

Operating Income (Loss)
Architectural	$946	$6,425
Auto Glass	1,836	4,683
Large-Scale Optical	(352)	(918)
Corporate and Other	(608)	(488)

Operating Income	$1,822	$9,702

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended March 1, 2003 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the first quarter of the current and past fiscal year.

	Quarter-ended
(Percent of net sales)	May 31, 2003	June 1, 2002
Net sales	100.0%	100.0%
Cost of sales	80.7	75.1

Gross profit	19.3	24.9
Selling, general and administrative expenses	18.2	19.6

Operating income	1.1	5.3
Interest income	0.0	0.1
Interest expense	0.6	0.7
Other income, net	0.0	0.0
Equity in (loss) income of affiliated companies	(0.3)	(0.6)

Earnings from continuing operations before income taxes	0.2	4.1
Income taxes	0.0	1.3

Net earnings	0.2%	2.8%

Effective tax rate	27.0%	31.0%

First Quarter Fiscal 2004 Compared to First Quarter Fiscal 2003

Consolidated net sales for the first quarter ended May 31, 2003 were $171.3 million, a 7% decrease from net sales of $184.7 million reported for the prior-year quarter. This decrease in net sales is primarily due to the decline in the commercial construction industry affecting the Architectural segment.

On a consolidated basis, cost of sales, as a percentage of net sales, increased to 80.7% for fiscal 2004, from 75.1% in fiscal 2003. The primary factors underlying the resulting decrease in gross profit percentage were pricing pressures within the Architectural and Auto Glass segments. Also contributing to this decline was reduced volume and the lower margins experienced on short-term, fill-in work within the Architectural segment.

Selling, general and administrative (SG&A) expenses for the first quarter of fiscal 2004 decreased $4.9 million, or 14% from fiscal 2003, and decreased as a percentage of net sales to 18.2% from 19.6%. The majority of the decrease in SG&A expenses relates primarily to decreased incentive compensation levels. Also contributing to the decline in SG&A expenses for the quarter were decreased salaries and related benefit expenses resulting from cost reductions.

Interest expense decreased by 27% to $1.0 million for the first quarter of fiscal 2004 from $1.3 million in the prior-year quarter, reflecting decreased average borrowing levels and a lower weighted average interest rate under the Company’s revolving credit agreement.

Our equity in loss from affiliated companies was $0.6 million in the first quarter of fiscal 2004 versus $1.1 million in the prior-year quarter. This decrease in loss reflects increased volume and improved operating performance, despite challenging market conditions.

The effective income tax rate of 27.0% decreased from the 31.0% level in fiscal 2003. The reduction in the annual effective tax rate is a result of favorable impacts of fixed tax credits relative to a declining base of pretax income.

In the first quarter of fiscal 2004, we reported earnings of $0.3 million, or $0.01 diluted earnings per share, compared to earnings of $5.2 million, or $0.18 diluted earnings per share, in the first quarter of fiscal 2003.

Segment Analysis

The following table presents sales and operating income data for our three segments and on a consolidated basis for the first quarter, when compared to the corresponding period a year ago.

	Quarter Ended		% Change
(In thousands)	May 31, 2003	June 1, 2002
Net Sales
Architectural	$94,944	$107,993	(12)%
Auto Glass	60,642	60,361	—
Large-Scale Optical	15,737	16,355	(4)
Intersegment Eliminations	(5)	—	N/M

Net Sales	$171,318	$184,709	(7)%

	Quarter Ended		% Change
(In thousands)	May 31, 2003	June 1, 2002
Operating Income (Loss)
Architectural	$946	$6,425	(85)%
Auto Glass	1,836	4,683	(61)
Large-Scale Optical	(352)	(918)	62
Corporate and Other	(608)	(488)	(25)

Operating Income	$1,822	$9,702	(81)%

Architectural Products and Services (Architectural)

First quarter revenues for the Architectural segment decreased 12% to $94.9 million compared to $108.0 million the same quarter a year ago primarily due to the construction industry decline. The segment’s operating income decreased 85% to $0.9 million from $6.4 million in the prior-year quarter. Revenues and earnings were impacted by delays in construction projects leading to lower production levels at all businesses, as well as an increase in lower margin short-term, fill-in work. These factors were only slightly offset by ongoing productivity improvements.

The Architectural segment backlog, at May 31, 2003, was up slightly to $150.9 million, compared to $147.3 million at year-end, but decreased from the prior-year period level of $183.4 million. The economy-driven low levels of bid activity and slower in-bound orders continue to affect our backlog levels.

Automotive Replacement Glass and Services (Auto Glass)

Auto Glass segment revenues for the first quarter were $60.6 million, flat compared to $60.4 million in the prior-year period. The segment reported operating income of $1.8 million, down from $4.7 million in the prior-year period. The prior year included gains of $1.4 million from asset sales. At retail, unit sales increased more than 20 percent, due to lower priced retail and fleet business. Our retail unit experienced pricing declines of approximately 13 percent compared to the same period last year due to industry conditions and business mix. In addition, pricing at our manufacturing location continued to erode and was down approximately 15 percent from the year-ago quarter.

Large-Scale Optical Technologies (LSO)

First quarter LSO segment revenues were $15.7 million, down 4 percent compared to revenues of $16.4 million in the prior-year period due to the short-term slowdown in the retail markets served by this segment driven by economic uncertainties. The segment had an operating loss of $0.4 million, showing improvement from an operating loss of $0.9 million in the same period last year. The segment continues to benefit from prior-year operational improvements and new product introductions, as well as from the ongoing conversion of the retail picture framing market to higher value-added glass.

Consolidated Backlog

At May 31, 2003, Apogee’s consolidated backlog was $158.9 million, up 4% from the $153.3 million reported at March 1, 2003, but down 16% from the prior-year period. The backlog of the Architectural segment represented 95% of the Company’s consolidated backlog.

Liquidity and Capital Resources

(Cash effect, in thousands)	May 31, 2003	June 1, 2002
Net cash (used in) provided by operating activities	$(8,090)	$1,999
Capital expenditures	(1,064)	(3,357)
Proceeds from dispositions of property	6	2,386
Borrowing activities, net	4,160	(13,513)
Purchase of Company common stock	(1,310)	(3,356)

Operating activities. Cash used in operating activities of continuing operations was $8.1 million for the first quarter of fiscal 2004, compared to $2.0 million of cash provided by operating activities in the first quarter of fiscal 2003. The decline over the prior-year period is attributable to the decline in operating income and changes in non-cash working capital. During the first quarter of fiscal 2004, working capital, excluding cash, increased $15.6 million from fiscal 2003 year-end due to decreases in compensation-related accruals.

Investing Activities. First quarter fiscal 2004 investing activities used cash of $1.6 million, compared to $2.3 million of cash provided in the same period last year, primarily as a result of the decrease in sales/maturities of marketable securities, offset by purchases. Proceeds from the sale of property at the Auto Glass segment in fiscal 2003 also contributed to the prior-year provision of cash. New capital investment in the first quarter of fiscal 2004 totaled $1.1 million, versus $3.4 million in the prior-year quarter. For fiscal 2004, we expect to incur capital expenditures as necessary to maintain existing facilities and safety initiatives as well as some capacity improvements within the LSO segment. Fiscal 2004 capital expenditures are targeted at $20 million compared to fiscal 2003 actual capital expenditures of $12.8 million.

Financing Activities. Total outstanding borrowings stood at $52.0 million at May 31, 2003, up 9% from the $47.8 million outstanding at March 1, 2003 due to seasonal working capital needs. The majority of our long-term debt, $42.8 million, consisted of bank borrowings under our $125.0 million syndicated revolving credit facility. The borrowings were sufficient to finance the period’s investing activities and cash dividend requirements. We paid $1.6 million in dividends for the quarter. Our debt-to-total-capital ratio was 23% at May 31, 2003, down from 24% at the end of last year’s first quarter.

In April 2003, the Board of Directors authorized the repurchase of an additional 1.5 million shares of Company stock. Stock purchases may be made from time to time in the open market at prevailing market prices. It is our present intention to use the program solely to offset the dilutive impact of employee stock option exercises and to fund our equity-based compensation plans. We did not repurchase any shares during the first quarter of fiscal 2004.

Other Financing Activities. The following summarized our significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Period
(In thousands)	2004	2005	2006	2007	2008	Thereafter	Total
Borrowings under credit facility	$—	$—	$—	$42,800	$—	$—	$42,800
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Other long-term debt	308	300	150	—	—	—	758
Operating leases (undiscounted)	11,375	12,716	9,412	8,175	7,125	837	49,640
Purchase commitments	859	1,225	1,021	—	—	—	3,105
Other obligations	146	25	—	—	—	—	171

Total cash obligations	$12,688	$14,266	$10,583	$50,975	$7,125	$9,237	$104,874

During fiscal 2003, the Company entered into a four-year, unsecured, revolving credit facility in the amount of $125.0 million. This credit facility requires us to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio of more than 3.0 and a debt-to-cash flow ratio of less than 3.0. At May 31, 2003, these ratios were 14.1 and 1.0, respectively. If the Company is not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to the debt-to-cash flow ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be due. This credit facility replaced the Company’s previously existing $125.0 million secured credit facility. The industrial revenue bonds in the total above are supported by $8.4 million of letters of credit that reduce our availability of funds under the $125.0 million credit facility. At May 31, 2003, the Company was in compliance with all of the financial covenants of the credit facility.

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

The purchase commitments set forth in the table above relate to contractual obligations that expire on December 31, 2005, with a third party that provides call center operations for our Auto Glass segment retail business. The contract is structured such that there is a minimum number of units that must be processed through the third party’s facility. The amounts listed in the above table are equivalent to the minimum number of units required during the year at the minimum contractual price. The contract includes a buy-out provision of $7.8 million, $4.5 million and $2.5 million for calendar years 2003, 2004 and 2005, respectively. The other obligations relate to noncompete and consulting agreements with former employees.

	Amount of Commitment Expiration Per Period
(In thousands)	2004	2005	2006	2007	2008	Thereafter	Total
Standby letters of credit	$100	$—	$73	$91	$—	$5,707	$5,971

In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of installation projects that are in process and in our backlog. At May 31, 2003, these bonds totaled $90.7 million. Our installation business has never been required to pay on these performance-based bonds.

The Company maintains interest rate swap agreements that effectively convert $25.0 million and $10.0 million of variable rate borrowings into fixed rate borrowings at 5.8 percent and 4.5 percent, respectively. The swap agreements expire in fiscal 2006 and 2005, respectively.

We experienced a material increase in our premiums and risk retention for our third-party product liability coverages in fiscal 2003, and were able to continue these coverages with increased premiums and retention for fiscal 2004. A material construction project rework event would have a material adverse effect on our operating results.

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

Outlook

Overall revenue growth for fiscal 2004 versus fiscal 2003 is anticipated to be down slightly. We anticipate a low to mid-single digit decline in second quarter revenues, driven by the commercial construction market softness, but continue to expect overall growth in the second half.

—	Architectural segment revenues for the second quarter are expected to be down by mid to high-single digits compared to the fiscal 2003 period. Annual revenues are expected to be down 5 to 7 percent compared to fiscal 2003. Market forecasters are now looking at a commercial construction turnaround later in calendar 2004 versus earlier in the year.

—	Auto Glass segment revenues for the second quarter are expected to be flat versus fiscal 2003, with volume growth offset by reduced pricing. For the full year, revenues are expected to grow in the mid-single digits.

—	LSO segment revenues in the second quarter are expected to be down slightly to flat compared to the fiscal 2003 period, with growth expected in the second half from expanded distribution and increasing market penetration from newer products. Revenues for the full year are still anticipated to grow in the mid to high-single digits.

Annual gross margin percentages are expected to decline as productivity improvements and cost controls, including estimated fiscal 2004 Six Sigma savings of $6 million, only somewhat offset reduced pricing, excess capacity, and increased material costs, insurance and wages. Expected annual operating margins for fiscal 2004 for each segment are Architectural, 2 to 3 percent, Auto Glass, 3 to 4 percent and LSO, 6 to 7 percent. Sales, general and administrative expenses, as well as SG&A expenses as a percent of sales, are expected to be down slightly for the year.

Equity in affiliates is expected to show an increase in the second quarter, the seasonally strongest for the wholesale auto glass market, compared to the prior-year period due to operating improvements. The full-year performance is expected to be better than the fiscal 2003 results.

The effective tax rate for the full year is anticipated to be between 24 percent and 27 percent. The rate reduction from 31 percent is the result of favorable impacts of constant tax credits relative to a declining base of pretax income.

Earnings per share for the second quarter are expected to be $0.14 to $0.18, and for the full year, $0.50 to $0.65.

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

Critical Accounting Policies

No material changes have occurred in the disclosure with respect to our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 1, 2003.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the disclosure of qualitative and quantitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended March 1, 2003.

Item 4:	Controls and Procedures

a)	Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities and Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective at alerting them on a timely basis of material information required to be included in our periodic filings with the Securities and Exchange Commission.

b)	Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of our evaluation.

Cautionary Statement

This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted below. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. A number of other factors should be considered in conjunction with this report’s forward-looking statements, any discussion of operations or results by the Company or its representatives and any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company. These uncertainties and other risk factors include, but are not limited to, the following factors: Operational risks within (A) the Architectural segment: i) competitive, price-sensitive and changing market conditions; ii) economic conditions and the cyclical nature of the worldwide commercial construction industry; iii) product performance, reliability or quality problems that could delay payments, increase costs, impact orders or lead to litigation; and iv) the segment’s ability to fully utilize production capacity and project managers; (B) the Auto Glass segment: i) changes in market dynamics; ii) market seasonality; iii) highly competitive, fairly mature industry with relatively low barriers to entry; iv) performance of the PPG Auto Glass LLC joint venture, and v) possible industry consolidation; and (C) the Large-Scale Optical segment: i) new product introductions and management of product life cycles; ii) intensely competitive markets; iii) highly cyclical markets that are impacted by economic slowdowns; iv) dependence on a relatively small number of customers; and v) ability to utilize manufacturing facilities. Additional factors include: i) quarterly revenue and operating results that are volatile and difficult to predict; ii) the possibility of a material product liability event; iii) the costs of compliance with governmental regulations relating to hazardous substances; iv) management of discontinued operations exiting activities; and v) foreign currency risk related to discontinued operations. A description of these and other factors are set forth in the cautionary statement filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2003.

The company cautions readers that actual future results could differ materially from those described in the forward-looking statements. The company wishes to caution investors that other factors may in the future prove to be important in affecting the company’s results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 6.	Exhibits and Reports on Form 8-K

(a)

Exhibit No.

99.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On April 9, 2003, the Company furnished a Current Report on Form 8-K dated April 2, 2003 announcing earnings for the quarter and year ended March 1, 2003 and attaching a press release related thereto.

On May 9, 2003, the Company furnished a Current Report on Form 8-K/A dated April 2, 2003 announcing the amended earnings for the quarter and year ended March 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: July 9, 2003	By:	/s/ RUSSELL HUFFER
Russell Huffer Chairman, President and Chief Executive Officer

Date: July 9, 2003	By:	/s/ MICHAEL B. CLAUER
Michael B. Clauer Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Russell Huffer, Chairman, President and Chief Executive Officer of Apogee Enterprises, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Apogee Enterprises, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: July 9, 2003

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

Date: July 9, 2003

/s/ MICHAEL B. CLAUER
Michael B. Clauer Executive Vice President and Chief Financial Officer