Form 10-Q
period 2003-08-30
APOGEE ENTERPRISES INC
filed 2003-10-08
CIK 6845

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 30, 2003

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

As of September 30, 2003, 27,517,094 shares of the Registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	August 30, 2003 (unaudited)	March 1, 2003
Assets
Current assets
Cash and cash equivalents	$9,030	$10,166
Receivables, net of allowance for doubtful accounts	95,778	103,286
Inventories	32,764	35,868
Current assets of discontinued operations	16,550	14,013
Deferred tax assets	5,575	5,549
Other current assets	3,066	2,581

Total current assets	162,763	171,463

Property, plant and equipment, net	102,013	108,966
Marketable securities available for sale	14,458	16,373
Investments in affiliated companies	19,789	19,752
Assets of discontinued operations	10,023	18,901
Goodwill	42,960	42,960
Intangible assets, at cost less accumulated amortization of $607 and $501, respectively	1,603	1,797
Other assets	2,358	2,629

Total assets	$355,967	$382,841

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$37,361	$46,873
Accrued expenses	33,795	44,076
Current liabilities of discontinued operations	20,639	17,186
Billings in excess of costs and earnings on uncompleted contracts	6,028	4,401
Accrued income taxes	5,883	7,352
Current installments of long-term debt	308	540

Total current liabilities	104,014	120,428

Long-term debt, less current installments	40,400	47,258
Long-term self-insurance reserves	13,696	13,696
Other long-term liabilities	12,861	14,040
Liabilities of discontinued operations	9,551	9,209

Commitments and contingent liabilities (Note 10)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 27,460,000 and 27,203,000, respectively	9,153	9,068
Additional paid-in capital	55,147	52,623
Retained earnings	115,725	120,859
Common stock held in trust	(6,685)	(5,179)
Deferred compensation obligations	6,685	5,179
Unearned compensation	(2,994)	(2,482)
Accumulated other comprehensive loss	(1,586)	(1,858)

Total shareholders’ equity	175,445	178,210

Total liabilities and shareholders’ equity	$355,967	$382,841

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
(In thousands, except per share data)	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Net sales	$135,844	$147,789	$257,311	$284,588
Cost of sales	111,468	110,366	210,460	213,337

Gross profit	24,376	37,423	46,851	71,251
Selling, general and administrative expenses	21,172	26,494	41,719	52,026

Operating income	3,204	10,929	5,132	19,225
Interest income	123	263	241	555
Interest expense	887	1,054	1,812	2,318
Other (expense) income, net	(6)	7	(6)	41
Equity in income (loss) of affiliated companies	555	(112)	(6)	(1,230)

Earnings from continuing operations before income taxes	2,989	10,033	3,549	16,273
Provision for income taxes	488	2,941	639	4,767

Earnings from continuing operations	2,501	7,092	2,910	11,506
(Loss) earnings from discontinued operations, net of income taxes	(4,352)	1,476	(4,454)	2,301

Net (loss) earnings	$(1,851)	$8,568	$(1,544)	$13,807

(Loss) earnings per share – basic
Continuing operations	$0.09	$0.26	$0.10	$0.41
Discontinued operations	(0.16)	0.05	(0.16)	0.08

(Loss) earnings per share – basic	$(0.07)	$0.31	$(0.06)	$0.49

(Loss) earnings per share – diluted
Continuing operations	$0.09	$0.25	$0.10	$0.40
Discontinued operations	(0.16)	0.05	(0.16)	0.08

(Loss) earnings per share – diluted	$(0.07)	$0.30	$(0.06)	$0.48

Weighted average basic shares outstanding	27,057	27,740	27,002	27,900
Weighted average diluted shares outstanding	27,829	28,637	27,738	28,863

Cash dividends declared per common share	$0.0575	$0.0550	$0.1150	$0.1100

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended
(In thousands)	August 30, 2003	August 31, 2002
Operating Activities
Net (loss) earnings	$(1,544)	$13,807
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss (earnings) from discontinued operations	4,454	(2,301)
Depreciation and amortization	10,173	10,269
Deferred income taxes	328	(119)
Loss from equity-method investments	6	1,230
Gain on disposal of assets	(402)	(886)
Other, net	(342)	1,331
Changes in operating assets and liabilities:
Receivables	7,508	3,067
Inventories	3,104	1,757
Accounts payable and accrued expenses	(19,934)	(10,121)
Billings in excess of costs and earnings on uncompleted contracts	1,627	(34)
Accrued income taxes	(1,469)	5,554

Net cash provided by continuing operating activities	3,509	23,554

Investing Activities
Capital expenditures	(3,046)	(5,051)
Proceeds from sales of property, plant and equipment	15	1,295
Acquisition of businesses, net of cash acquired	—	(300)
Investments in equity investments	(43)	(77)
Purchases of marketable securities	(550)	(3,648)
Sales/maturities of marketable securities	2,212	10,367

Net cash (used in) provided by investing activities	(1,412)	2,586

Financing Activities
Payments on net borrowings under revolving credit agreement	(6,700)	(18,100)
Proceeds from issuance of long-term debt	—	1,000
Payments on long-term debt	(390)	(362)
Payments on deferred debt expense	—	(835)
Proceeds from issuance of common stock, net of cancellations	1,679	3,858
Repurchase and retirement of common stock	(347)	(14,071)
Dividends paid	(3,157)	(3,099)

Net cash used in financing activities	(8,915)	(31,609)

Cash provided by (used in) discontinued operations	5,682	(1,335)

Decrease in cash and cash equivalents	(1,136)	(6,804)
Cash and cash equivalents at beginning of year	10,166	15,361

Cash and cash equivalents at end of period	$9,030	$8,557

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Summary of Significant Accounting Policies

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 1, 2003. The results of operations for the six-month periods ended August 30, 2003 and August 31, 2002 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 30, 2003 and March 1, 2003, and the results of operations and cash flows for the three-month and six-month periods ended August 30, 2003 and August 31, 2002. As explained in Note 9, the Company announced its intention to sell its retail auto glass business during the second quarter of fiscal 2004, accordingly it is now reported as a discontinued operation, along with the Company’s previously discontinued curtainwall business and detention/security business. Accordingly, certain prior-year amounts have been reclassified to conform to the current period presentation.

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

The following table shows the effect of net (loss) earnings and per share data had we applied the fair value expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended		Six months ended
(In thousands, except per share data)	Aug. 30, 2003	Aug. 31, 2002	Aug. 30, 2003	Aug. 31, 2002
Net (loss) earnings
As reported	$(1,851)	$8,568	$(1,544)	$13,807
Compensation expense, net of income taxes	501	320	806	518

Pro forma	$(2,352)	$8,248	$(2,350)	$13,289

(Loss) earnings per share – basic
As reported	$(0.07)	$0.31	$(0.06)	$0.49
Pro forma	(0.09)	0.30	(0.09)	0.48

(Loss) earnings per share – diluted
As reported	$(0.07)	$0.30	$(0.06)	$0.48
Pro forma	(0.08)	0.29	(0.08)	0.46

Weighted average common shares outstanding
Basic	27,057	27,740	27,002	27,900
Diluted	27,829	28,637	27,738	28,863

4.	Earnings Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended		Six months ended
(In thousands)	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Basic earnings per share – weighted common shares outstanding	27,057	27,740	27,002	27,900
Weighted common shares assumed upon exercise of stock options	331	508	295	574
Unvested shares held in trust for deferred compensation plans	441	389	441	389

Diluted earnings per share – weighted common shares and potential common shares outstanding	27,829	28,637	27,738	28,863

There were approximately 1,590,000 and 1,357,000 stock options excluded in the second quarter of fiscal 2004 and 2003, respectively, from the computation of diluted earnings per share due to their anti-dilutive effect.

5.	Inventories

(In thousands)	August 30, 2003	March 1, 2003
Raw materials	$14,356	$14,016
Work-in-process	4,191	5,129
Finished goods	7,625	7,395
Costs and earnings in excess of billings on uncompleted contracts	6,592	9,328

Total inventories	$32,764	$35,868

6.	Investments

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. On August 30, 2003, the Company’s investment in PPG Auto Glass was $19.5 million. At August 30, 2003, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill. In connection with the formation of PPG Auto Glass, the Company agreed to supply the joint venture, through PPG, with most of the Company’s windshield fabrication capacity on market-based terms and conditions. This agreement expires any time after June 2005 with a one-year notification, which may be delivered by either party at any time from and after June 2004. In addition, the Company’s automobile windshield repair and replacement business, reported as a discontinued operation, agreed to purchase at least 75 percent of its windshield needs from PPG Auto Glass on market-based terms and conditions. This agreement expires anytime after June 2005 with a two-year notification, which may be delivered by either party at any time from and after June 2003. Neither party has delivered a termination notice with respect to this agreement Purchases from PPG Auto Glass were $13.3 million and $10.1 million for second quarter of fiscal 2004 and 2003, respectively. For the six months of fiscal 2004 and 2003, respectively, purchases from PPG Auto Glass were $25.9 and $21.3 million. Amounts owed to PPG Auto Glass were $7.8 million and $7.4 million at the end of the second quarter of fiscal 2004 and 2003, respectively, and are recorded within current liabilities of discontinued operations.

7.	Goodwill and Other Identifiable Intangible Assets

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

The change in the carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the three months ended August 30, 2003 was as follows.

(In thousands)	Architectural	Large-Scale Optical	Auto Glass	Corporate and Other	Total
Balance at March 1, 2003	$24,178	$10,607	$—	$8,175	$42,960
Additions (deletions)	—	—	—	—	—

Balance at August 30, 2003	$24,178	$10,607	$—	$8,175	$42,960

All previously recorded goodwill for the Auto Glass segment has been reclassified to assets of discontinued operations.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	As of August 30, 2003			March 1, 2003
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$1,710	$(513)	$1,197	$1,798	$(419)	$1,379
Other	500	(94)	406	500	(82)	418

Total	$2,210	$(607)	$1,603	$2,298	$(501)	$1797

Amortization expense on these identifiable intangible assets was $0.2 million and $0.2 million for the six months ended August 30, 2003 and August 31, 2002, respectively. At August 30, 2003, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2004 and all of the following four fiscal years is as follows:

(In thousands)	2004	2005	2006	2007	2008
Estimated amortization expense	$238	$476	$476	$187	$25

8.	Long-Term Debt

During fiscal 2003, the Company entered into a four-year, unsecured, revolving credit facility in the amount of $125.0 million. This credit facility requires us to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio of more than 3.0 and a debt-to-cash flow ratio of less than 3.0. At August 30, 2003, these ratios were 12.2 and 0.9, respectively. If the Company is not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to the debt-to-cash flow ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be due. At August 30, 2003, the Company was in compliance with all of the financial covenants of the credit facility.

9.	Discontinued Operations

The Company announced on September 10, 2003, that it is in discussions to sell Harmon AutoGlass as part of its long-term strategic realignment to focus on opportunities in the Company’s architectural glass products and services and picture framing glass businesses. During the second quarter of fiscal 2004, the Company recorded an $8.0 million, pre-tax charge, representing a reduction in the carrying value of this business unit to its estimated fair value, less cost to sell. This charge was recorded as a reduction of goodwill. The Company anticipates a transaction to close before the end of fiscal 2004. Net assets totaling $8.3 million and $18.3 million represented the estimated carrying value of Harmon AutoGlass at August 30, 2003 and March 1, 2003, respectively.

In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of the Company’s detention/security business and its exit from international curtainwall operations. Related to these discontinued operations, accruals totaling $12.0 million ($9.5 million classified as long-

term liabilities) and $11.8 million ($9.2 million classified as long-term liabilities) represented the remaining estimated future cash outflows associated with the exit from discontinued operations at August 30, 2003 and March 1, 2003, respectively. The majority of these cash expenditures are expected to be made within the next three years. The primary components of the reserve relate to the remaining exit costs from previously discontinued businesses. The long-term elements within the reserve relate to the international curtainwall operations, including bonds outstanding, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts. Additionally, the reserve covers certain potential long-term product liability issues, consisting of warranty and rework issues, relating to these international construction projects.

	Three months ended		Six months ended
(In thousands)	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
(Loss) Earnings from Operations of Discontinued Businesses
Net sales	$51,576	$52,493	$101,428	$100,402

Earnings before income taxes (prior to carrying value reduction)	1,020	2,385	880	3,738
Income tax expense	364	909	326	1,437

Earnings from operations, net of income taxes	656	1,476	554	2,301
Carrying value reduction, net of income taxes	(5,008)	—	(5,008)	—

Net (loss) income	(4,352)	1,476	(4,454)	2,301

(In thousands)	August 30, 2003	March 1, 2003
Summary Balance Sheet of Discontinued Operations
Receivables, net of allowance for doubtful accounts	$15,395	$12,758
Other current assets	1,155	1,255
Property, plant and equipment, net	4,726	5,560
Goodwill	5,005	12,955
Other non-current assets	292	386
Accounts payable and accrued liabilities	20,639	17,186
Long-term liabilities	9,551	9,209

10.	Commitments and Contingent Liabilities

Operating lease commitments

As of August 30, 2003, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
Total minimum payments
Continuing operations	$4,170	$7,455	$6,780	$6,242	$5,605	$625	$30,877
Discontinued operations	3,835	6,025	3,310	2,370	1,908	212	17,660

Total minimum payments	$8,005	$13,480	$10,090	$8,612	$7,513	$837	$48,537

Bond commitments

In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of installation projects that are in process and in our backlog. At August 30, 2003, these bonds totaled $86.0 million. Our installation business has never been required to pay on these performance-based bonds. However, past experience is not necessarily indicative of future results.

Purchase commitments

The Company has purchase commitments relating to its discontinued operation, Harmon AutoGlass, of $0.8 million for the remainder of fiscal 2004, $1.2 million for fiscal 2005, and $1.0 million in fiscal 2006. These purchase commitments relate to contractual obligations that expire on December 31, 2005, with a third-party that provides call center operations for our Auto Glass retail business. The contract is structured such that there is a minimum number of units that must be processed through the third-party’s facility. The contract includes a buy-out provision of $7.8 million, $4.5 million and $2.5 million for calendar years 2003, 2004 and 2005, respectively.

Guarantees and warranties

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures or liabilities associated with guarantee agreements are also required in the interim and annual financial statements. The disclosure requirements of FIN 45 are effective for the years ending after December 15, 2002. The liability recognition requirements are effective for guarantees entered into after January 1, 2003. The adoption of this new standard did not have an effect on our consolidated financial position or results of operations for the period ended August 30, 2003.

The Company accrues for warranty and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. At the beginning of fiscal 2004, warranty and claim accruals were $2.4 million, with additional accruals incurred of $0.9 million, offset by warranty claims paid of $0.6 million for the six-month period ended August 30, 2003. The accrual related to warranties and claims at the end of the second quarter was $2.7 million.

Letters of credit

At August 30, 2003, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of August 30, 2003 was approximately $14.4 million, of which $8.4 million is issued and has reduced our total availability of funds under our $125.0 million credit facility.

Non-compete agreements

The Company has entered into a number of non-compete and consulting agreements associated with former employees. As of August 30, 2003, future payments of $0.1 million were committed under such agreements.

Litigation

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practice, workers compensation, general liability and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

11.	Comprehensive Earnings

	Three months ended		Six months ended
(In thousands)	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Net (loss) earnings	$(1,851)	$8,568	$(1,544)	$13,807
Unrealized gain (loss) on derivatives, net of $314, $(256), $265 and $(248) tax expense (benefit), respectively	517	(422)	436	(407)
Unrealized (loss) gain on marketable securities, net of $(150), $104, $(89) and $44, tax (benefit) expense, respectively	(278)	192	(164)	81

Comprehensive (loss) earnings	$(1,612)	$8,338	$(1,272)	$13,481

12.	Segment Information

The following table presents sales and operating income data for our three segments, and consolidated, for the three and six months, when compared to the corresponding period a year ago. As previously noted, the Auto Glass segment excludes results of the Company’s retail autoglass business, which has been reclassified as a discontinued operation.

	Three months ended		Six months ended
(In thousands)	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Net Sales
Architectural	$103,508	$115,739	$198,452	$223,732
Large-Scale Optical	21,220	20,105	36,957	36,460
Auto Glass	11,131	11,946	21,922	24,398
Intersegment Eliminations	(15)	(1)	(20)	(2)

Net Sales	$135,844	$147,789	$257,311	$284,588

Operating Income (Loss)
Architectural	$855	$8,409	$1,801	$14,835
Large-Scale Optical	1,307	424	956	(494)
Auto Glass	1,632	2,718	3,575	5,995
Corporate and Other	(590)	(622)	(1,200)	(1,111)

Operating Income	$3,204	$10,929	$5,132	$19,225

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended March 1, 2003 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

The Company’s retail auto glass business is reported as a discontinued operation, along with the Company’s previously discontinued curtainwall and detention/security businesses. Accordingly, certain prior-year amounts have been reclassified to conform to the current period presentation.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three and six months of the current and past fiscal year.

	Three months ended		Six months ended
(Percent of net sales)	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.1	74.7	81.8	75.0

Gross profit	17.9	25.3	18.2	25.0
Selling, general and administrative expenses	15.5	17.9	16.2	18.2

Operating income	2.4	7.4	2.0	6.8
Interest income	0.1	0.2	0.1	0.1
Interest expense	0.7	0.7	0.7	0.8
Equity in income (loss) of affiliated companies	0.4	(0.1)	—	(0.4)

Earnings from continuing operations before income taxes	2.2	6.8	1.4	5.7
Income taxes	0.4	2.0	0.3	1.7

Earnings from continuing operations	1.8	4.8	1.1	4.0
(Loss) earnings from discontinued operations	(3.2)	1.0	(1.7)	0.9

Net (loss) earnings	(1.4)%	5.8%	(0.6)%	4.9%

Effective tax rate for continuing operations	16.3%	29.3%	18.0%	29.3%

Second Quarter and Year-to-Date Fiscal 2004 Compared to Second Quarter and Year-to-Date Fiscal 2003

Consolidated net sales for the second quarter ended August 30, 2003 were $135.8 million, an 8.1 percent decrease from net sales of $147.8 million reported for the prior-year quarter. Consolidated net sales for the six months ended August 30, 2003 were $257.3 million, down 9.6 percent, as compared to $284.6 million for the six months ended

August 31, 2002. This decrease in net sales for the quarter, as well as for the six-months, is primarily due to the decline in the commercial construction industry affecting the Architectural segment.

On a consolidated basis, cost of sales, as a percentage of net sales, increased to 81.8 percent for the six months of fiscal 2004 ended August 30, 2003, from 75.0 percent in the six-month period of the prior year. The primary factors underlying the resulting decrease in gross profit percentage were pricing pressures within the Architectural segment, isolated project management issues within the installation business of the Architectural segment, and reduced volume and the lower margins experienced on short-term, fill-in work within the Architectural segment.

Selling, general and administrative (SG&A) expenses for the second quarter of fiscal 2004 decreased $5.3 million, or 20 percent from fiscal 2003, and decreased as a percentage of net sales to 15.5 percent from 17.9 percent. SG&A expenses decreased $10.3 million, or 20 percent, for the six-month period ended August 30, 2003, as compared to the prior period. The decrease in SG&A expenses for the quarter and six-month period relates primarily to decreased incentive compensation accruals. Also contributing to the decline in SG&A expenses were decreased salaries and related benefit expenses resulting from headcount and cost reductions.

Interest expense decreased by 16 percent to $0.9 million for the second quarter of fiscal 2004 from $1.1 million in the prior-year quarter. Interest expense decreased by 22 percent to $1.8 million for the six months ended August 30, 2003 from $2.3 million in the prior-year period. These decreases reflect reduced average borrowing levels and a lower weighted average interest rate under the Company’s revolving credit agreement.

We own a 34 percent interest in an automotive replacement glass distribution business, PPG Auto Glass LLC, that is reported in equity in affiliated companies. Our equity in income from affiliated companies was $0.6 million in the second quarter of fiscal 2004 versus a loss of $0.1 million in the prior-year quarter. For the six-month period, we reported breakeven levels for fiscal 2004, as compared to a loss of $1.2 million in the prior period. These increases in income reflect improved operating performance at PPG Auto Glass LLC, despite challenging market conditions.

The effective income tax rate of 18.0 percent for the first six months of fiscal 2004 decreased from the 29.3 percent level in the comparable period in fiscal 2003. The reduction in the annual effective tax rate is a result of favorable impacts of our tax-exempt investment income and other tax credits being larger relative to a declining base of pretax income.

The company reported second quarter diluted earnings per share from continuing operations of $0.09, or $2.5 million, which includes a charge of $0.01 per share resulting from the closure of a small satellite architectural paint finishing facility in Atlanta. This compares to diluted earnings from continuing operations of $0.25 per share, or $7.1 million, in the prior-year period. For the first six months of fiscal 2004, earnings from continuing operations were $2.9 million, or $0.10 diluted earnings per share, as compared to $11.5 million, or $0.40 diluted earnings per share, in the comparable period in fiscal 2003.

Second quarter discontinued operations results, which reflect the planned sale of Harmon AutoGlass, reflected a loss of $0.16 per share, or $4.4 million, compared with earnings of $0.05 per share, or $1.5 million, in the fiscal 2003 period. Second quarter fiscal 2004 results include a charge of $0.18 per share, or $5.0 million to reduce the carrying value of Harmon Auto Glass to its estimated fair value, less cost to sell.

In the second quarter of fiscal 2004, we reported a loss of $1.9 million, or $0.07 diluted loss per share, compared to earnings of $8.6 million, or $0.30 diluted earnings per share, in the second quarter of fiscal 2003. For the six months of fiscal 2004, we reported a loss of $1.5 million, or $0.06 diluted loss per share, compared to earnings of $13.8 million, or $0.48 diluted earnings per share a year ago.

Segment Analysis

The following table presents sales and operating income data for our three segments and on a consolidated basis for the second quarter and the first six months, when compared to the corresponding period a year ago. As previously noted, the Auto Glass segment excludes results of the Company’s retail autoglass business, which has been reclassified as a discontinued operation.

	Three months ended			Six months ended
(In thousands)	August 30, 2003	August 31, 2002	% Change	August 30, 2003	August 31, 2002	% Change
Net Sales
Architectural	$103,508	$115,739	(10.6)%	$198,452	$223,732	(11.3)%
Large-Scale Optical	21,220	20,105	5.5	36,957	36,460	1.4
Auto Glass	11,131	11,946	(6.8)	21,922	24,398	(10.1)
Intersegment Eliminations	(15)	(1)	N/M	(20)	(2)	N/M

Net Sales	$135,844	$147,789	(8.1)%	$257,311	$284,588	(9.6)%

Operating Income (Loss)
Architectural	$855	$8,409	(89.8)%	$1,801	$14,835	(87.9)%
Large-Scale Optical	1,307	424	208.3	956	(494)	N/M
Auto Glass	1,632	2,718	(40.0)	3,575	5,995	(40.4)
Corporate and Other	(590)	(622)	5.1	(1,200)	(1,111)	(8.0)

Operating Income	$3,204	$10,929	(70.7)%	$5,132	$19,225	(73.3)%

Architectural Products and Services (Architectural)

Second quarter revenues for the Architectural segment continued to decrease as a result of the ongoing construction industry decline and were down 10.6 percent to $103.5 million compared to $115.7 million the same quarter a year ago. For the first six months, revenues are at $198.5 million, down 11.3 percent compared to $223.7 million for the prior year period.

Operating income for the Architectural segment was $0.9 million for the second quarter, compared to $8.4 million for the second quarter a year ago. For the first six months of fiscal 2004, operating income was $1.8 million, compared to $14.8 million for the first six months of fiscal 2003. The decrease in operating income for the quarter is due to lower sales, pricing pressures, margin pressures resulting from isolated project management issues in the glass installation business and lower capacity utilization. Architectural results also were impacted by the charge from closing a small finishing facility in the second quarter of fiscal 2004. Revenues and earnings for the first six months of fiscal 2004 were impacted by the reasons mentioned above, delays in construction projects leading to lower production levels at all businesses, as well as an increase in lower margin short-term, fill-in work. These factors were only slightly offset by ongoing productivity improvements in our architectural manufacturing businesses.

The Architectural segment backlog, at August 30, 2003, increased to $181.2 million, from $150.9 million at the end of the first quarter and $147.3 million at year-end. The backlog also increased from the prior-year period level of $163.2 million. The majority of the backlog increase was from the installation business, with the other architectural businesses holding flat.

Large-Scale Optical Technologies (LSO)

Second quarter LSO segment revenues were $21.2 million, up 5.5 percent compared to revenues of $20.1 million in the prior-year period as a result of growth in picture framing glass sales as the conversion to value-added products continues, and increased sales of anti-reflective acrylic products. For the first six months of fiscal 2004, LSO revenues were relatively flat compared to the prior-year period.

The segment had operating income of $1.3 million for the second quarter, up significantly from $0.4 million in the same period last year, due to the continued impact of conversion to value-added picture framing glass and operational improvements. For the six months ended August 30, 2003, the LSO segment had operating income of $1.0 million, as compared to a $0.5 million operating loss for the six months ended August 31, 2002 as a result of the aforementioned reasons.

Automotive Replacement Glass and Services (Auto Glass)

Auto Glass segment revenues for the second quarter, which now reflect only our manufacturing business, were $11.1 million, down slightly from $11.9 million in the prior-year period. For the year, the segment had revenues of $21.9 million, down 10.1 percent from the prior year period.

The segment reported operating income of $1.6 million for the second quarter, down from $2.7 million in the prior-year period. For the first six months of fiscal 2004, the segment reported operating income of $3.6 million, as compared to $6.0 million reported through the second quarter of fiscal 2003. Revenues and earnings for both periods reflect manufacturing pricing that has declined approximately 15 percent compared to a year ago principally due to declining selling prices for replacement windshields.

The segment’s operating income includes results from manufacturing and the market-based pricing amendments to the supply agreements related to the PPG Auto Glass joint venture that were effective in fiscal 2002.

Consolidated Backlog

At August 30, 2003, Apogee’s consolidated backlog was $187.6 million, up 22 percent from the $153.3 million reported at March 1, 2003, and up 10 percent from the prior-year period. The backlog of the Architectural segment represented 97 percent of the Company’s consolidated backlog.

Liquidity and Capital Resources

	Six months ended
(Cash effect, in thousands)	August 30, 2003	August 31, 2002
Net cash provided by continuing operating activities	$3,509	$23,554
Capital expenditures	(3,046)	(5,051)
Proceeds from dispositions of property	15	1,295
Borrowing activities, net	(7,090)	(18,297)
Purchases of Company common stock	(347)	(14,071)

Operating activities. Cash provided by operating activities of continuing operations was $3.5 million through the second quarter of fiscal 2004, compared to $23.6 million through the second quarter of fiscal 2003. The decline over the prior-year period is attributable to the decline in earnings and net increases in non-cash working capital, current assets excluding cash and cash equivalents less current liabilities. During fiscal 2004, non-cash working capital increased $8.8 million from fiscal 2003 year-end due to decreases in compensation-related accruals.

Investing Activities. Through the second quarter of fiscal 2004, investing activities used cash of $1.4 million, compared to $2.6 million of cash provided in the same period last year, primarily as a result of the decrease in sales/maturities of marketable securities, offset by purchases. New capital investment through the second quarter of fiscal 2004 totaled $3.0 million, versus $5.1 million in the prior-year period. For full-year fiscal 2004, we expect to incur capital expenditures as necessary to maintain existing facilities and safety initiatives as well as some capacity improvements within the LSO segment. Fiscal 2004 capital expenditures are forecasted to be $16 million compared to fiscal 2003 actual capital expenditures of $11.2 million. The targeted expenditures do not take into account potential focused investments to support growth initiatives including opportunistic acquisitions, startups or investments.

Financing Activities. Total outstanding borrowings stood at $40.7 million at August 30, 2003, down 15 percent from the $47.8 million outstanding at March 1, 2003. The majority of our long-term debt, $31.7 million, consisted of bank borrowings under our $125.0 million syndicated revolving credit facility. The borrowings were sufficient to finance the period’s investing activities and cash dividend requirements. We paid $3.2 million in dividends for the six-month period, compared to $3.1 million in the prior year period. Our debt-to-total-capital ratio was 19 percent at August 30, 2003, down from 23 percent at the end of last year’s second quarter.

In April 2003, the Board of Directors authorized the repurchase of an additional 1.5 million shares of Company stock. Stock purchases may be made from time to time in the open market at prevailing market prices. It is our present intention to use the program solely to offset the dilutive impact of employee stock option exercises and to fund our equity-based compensation plans. We did not repurchase any shares during the first or second quarters of fiscal 2004 and do not anticipate repurchasing stock under this program until we have closed on the sale of our retail auto glass transaction.

Other Financing Activities. The following summarized our significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Period
(In thousands)	2004	2005	2006	2007	2008	Thereafter	Total
Continuing Operations
Borrowings under credit facility	$—	$—	$—	$31,700	$—	$—	$31,700
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Other long-term debt	150	308	150	—	—	—	608
Operating leases (undiscounted)	4,170	7,455	6,780	6,242	5,605	625	30,877
Other obligations	113	25	—	—	—	—	138

Total cash obligations – continuing operations	4,433	7,788	6,930	37,942	5,605	9,025	71,723

Discontinued Operations
Operating leases (undiscounted)	3,835	6,025	3,310	2,370	1,908	212	17,660
Purchase commitments	815	1,225	1,021	—	—	—	3,061

Total cash obligations – discontinued operations	4,650	7,250	4,331	2,370	1,908	212	20,721

Total cash obligations	$9,083	$15,038	$11,261	$40,312	$7,513	$9,237	$92,444

During fiscal 2003, the Company entered into a four-year, unsecured, revolving credit facility in the amount of $125.0 million. This credit facility requires us to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio of more than 3.0 and a debt-to-cash flow ratio of less than 3.0. At August 30, 2003, these ratios were 12.2 and 0.9, respectively. If the Company is not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to the debt-to-cash flow ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be due. This credit facility replaced the Company’s previously existing $125.0 million secured credit facility. The industrial revenue bonds in the total above are supported by $8.4 million of letters of credit that reduce our availability of funds under the $125.0 million credit facility. At August 30, 2003, the Company was in compliance with all of the financial covenants of the credit facility.

From time to time, we acquire the use of certain assets, such as warehouses, automobiles, forklifts, vehicles, office equipment and some manufacturing equipment through operating leases. Many of these operating leases have termination penalties. However, because the assets are used in the conduct of our business operations, it is unlikely that any significant portion of these operating leases would be terminated prior to the normal expiration of their lease terms. Therefore, we consider the risk related to termination penalties to be minimal.

The purchase commitments set forth in the table above relate to contractual obligations that expire on December 31, 2005, with a third party that provides call center operations for our retail auto glass business, which is reported in discontinued operations. The contract is structured such that there is a minimum number of units that must be processed through the third party’s facility. The amounts listed in the above table are equivalent to the minimum number of units required during the year at the minimum contractual price. The contract includes a buy-out provision of $7.8 million, $4.5 million and $2.5 million for calendar years 2003, 2004 and 2005, respectively. The other obligations relate to non-compete and consulting agreements with former employees.

	Amount of Commitment Expiration Per Period
(In thousands)	2004	2005	2006	2007	2008	Thereafter	Total
Standby letters of credit	$—	$—	$95	$117	$—	$5,837	$6,049

In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of installation projects that are in process and in our backlog. At August 30, 2003, these bonds totaled $86.0 million. Our installation business has never been required to pay on these performance-based bonds.

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

Outlook

Overall revenue for continuing operations for fiscal 2004 versus fiscal 2003 is anticipated to be down by mid-single digits. We anticipate a mid-single digit decline in third quarter revenues, driven by the commercial construction market softness, but continue to expect overall growth in the second half. This assumes the commercial construction market has passed through its lowest period of activity, which we believe to be the case.

–	Architectural segment revenues are expected to be down by high-single digits compared to the fiscal 2003 period, with growth in the fourth quarter driven by our installation backlog.

–	LSO segment revenues for the year are expected to grow in the mid-single digits, with strong third-quarter growth followed by flat fourth-quarter revenues.

–	Auto Glass manufacturing revenues for the year are expected to be slightly lower than fiscal 2003 due to competitive pricing pressures in the first half.

Annual gross margins are expected to improve in the second half of the year, assuming we achieve normalized architectural gross margins and improved project management processes.

–	Expected annual operating margins by segment are: Architectural, approximately 2 percent; LSO, 6 to 7 percent; and Auto Glass, 14 to 16 percent.

Sales, general and administrative expenses, as well as SG&A expenses as a percent of sales, are expected to be down slightly for the year. Equity in affiliates is expected to be slightly below fiscal 2003 results for the year, due to competitive pricing.

The effective tax rate for the full year is anticipated to be between 10 percent and 18 percent. The rate reduction from the fiscal 2003 year-end rate of 28 percent is the result of favorable impacts of constant tax credits relative to a declining base of pretax income.

Earnings per share from continuing operations are expected to be $0.11 to $0.15 for the third quarter, and $0.38 to $0.50 for the full year.

Discontinued operations will reflect an after-tax charge of $7 to $9 million, or $0.25 to $0.32 per share, including the $5.0 million charge taken in the second quarter and the transaction and transition costs of exiting the retail auto glass business. Harmon AutoGlass’ operational performance is expected to be approximately breakeven for the year. At this time, we do not anticipate any income or loss from resolution of liabilities associated with discontinued European curtainwall operations.

Related Party Transactions

As a result of our 34 percent interest in PPG Auto Glass (of which PPG Industries, Inc. holds the remaining interest), various transactions the Company enters into with PPG Auto Glass are deemed to be “related party” transactions. Under the terms of a multi-year agreement expiring in June 2005, the Company’s retail auto glass business, reported as discontinued operations, is committed to purchasing at least 75 percent of its replacement windshield needs from PPG Auto Glass. The terms are negotiated equivalent to an arm’s-length basis. We believe that the amounts paid for such transactions represent the amounts that would normally be paid to unrelated third parties for similar transactions.

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

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. A number of other factors should be considered in conjunction with this report’s forward-looking statements, any discussion of operations or results by the Company or its representatives and any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company. These uncertainties and other risk factors include, but are not limited to, the following factors: Operational risks within (A) the Architectural segment: i) competitive, price-sensitive and changing market conditions; ii) economic conditions and the cyclical nature of the worldwide commercial construction industry; iii) product performance, reliability or quality problems that could delay payments, increase costs, impact orders or lead to litigation; and iv) the segment’s ability to fully utilize production capacity and project managers; (B) the Auto Glass segment: i) changes in market dynamics; ii) market seasonality; iii) highly competitive, fairly mature industry; iv) performance of the PPG Auto Glass LLC joint venture, and v) possible industry consolidation; and (C) the Large-Scale Optical segment: i) new product introductions and management of product life cycles; ii) intensely competitive markets; iii) highly cyclical markets that are impacted by economic slowdowns; iv) dependence on a relatively small number of customers; and v) ability to utilize manufacturing facilities. Additional factors include: i) quarterly revenue and operating results that are volatile and difficult to predict; ii) the uncertainty of whether we will be able to complete a sale of the Harmon Auto Glass business on terms, or within a time period, acceptable to us; iii) the possibility of a material product liability event; iv) the costs of compliance with governmental regulations relating to hazardous substances; v) management of discontinued operations exiting activities; and vi) foreign currency risk related to discontinued operations. A description of these and other factors are set forth in the cautionary statement filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2003.

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

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has been subject to litigation arising out of employment practice, worker’s compensation, general liability and automobile claims. Although it is impossible to predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

Apogee Enterprises, Inc. Annual Meeting of Shareholders was held on June 17, 2003. The number of outstanding shares on the record date for the Annual Meeting was 27,457,625. Eighty-nine percent of the outstanding shares were represented in person or by proxy at the meeting.

The three candidates for election as Class II Directors listed in the proxy statement were elected to serve three-year terms, expiring at the 2005 Annual Meeting of Shareholders. The proposal to amend the Amended and Restated 1987 Apogee Enterprises, Inc. Partnership Plan was approved. The proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the 2004 fiscal year was also approved. The results of these matters voted upon by the shareholders are listed below.

	Number of Shares
	In Favor	Withheld/Against	Abstained/Unvoted
Election of Class II Directors
Bernard P. Aldrich	21,993,392	2,414,407
Robert L. Edwards	22,008,415	2,399,384
Russell Huffer	21,408,921	2,998,878

Amend the Amended and Restated 1987 Apogee Enterprises, Inc. Partnership Plan	22,715,254	1,546,566	145,979

Ratification of the appointment of Deloitte & Touche LLP as independent auditors	23,921,691	352,058	134,050

Item 6.	Exhibits and Reports on Form 8-K

(a)
Exhibit No.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On July 17, 2003, the Company furnished a Current Report on Form 8-K dated July 16, 2003 announcing earnings for the quarter ended May 31, 2003 and attaching a press release related thereto.

On August 4, 2003, the Company furnished a Current Report on Form 8-K dated July 15, 2003 related to the Rule 10b-5 trading plan entered into by the wife of a director of the Company.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 8, 2003	By:	/s/ RUSSELL HUFFER

Russell Huffer Chairman, President and Chief Executive Officer

Date: October 8, 2003	By:	/s/ MICHAEL B. CLAUER

Michael B. Clauer Executive Vice President and Chief Financial Officer