Form 10-Q
period 2003-11-29
APOGEE ENTERPRISES INC
filed 2004-01-07
CIK 6845

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 29, 2003

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

As of December 31, 2003, 27,525,867 shares of the Registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	November 29, 2003 (unaudited)	March 1, 2003
Assets
Current assets
Cash and cash equivalents	$4,814	$10,166
Receivables, net of allowance for doubtful accounts	105,618	103,286
Inventories	34,937	35,868
Current assets of discontinued operations	13,892	14,013
Deferred tax assets	5,189	5,549
Other current assets	2,931	2,581

Total current assets	167,381	171,463

Property, plant and equipment, net	102,098	108,966
Marketable securities available for sale	15,005	16,373
Investments in affiliated companies	18,987	19,752
Assets of discontinued operations	9,580	18,901
Goodwill	42,960	42,960
Intangible assets, at cost less accumulated amortization of $726 and $501, respectively	1,484	1,797
Other assets	2,511	2,629

Total assets	$360,006	$382,841

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$44,247	$46,873
Accrued expenses	34,268	44,076
Current liabilities of discontinued operations	17,703	17,186
Billings in excess of costs and earnings on uncompleted contracts	5,842	4,401
Accrued income taxes	3,059	7,352
Current installments of long-term debt	308	540

Total current liabilities	105,427	120,428

Long-term debt, less current installments	41,700	47,258
Long-term self-insurance reserves	13,696	13,696
Other long-term liabilities	12,802	14,040
Liabilities of discontinued operations	9,490	9,209

Commitments and contingent liabilities (Note 10)

Shareholders’ equity
Common stock of $0.33 1/3 par value; authorized 50,000,000 shares; issued and outstanding 27,511,000 and 27,203,000, respectively	9,170	9,068
Additional paid-in capital	55,606	52,623
Retained earnings	116,267	120,859
Common stock held in trust	(6,735)	(5,179)
Deferred compensation obligations	6,735	5,179
Unearned compensation	(2,854)	(2,482)
Accumulated other comprehensive loss	(1,298)	(1,858)

Total shareholders’ equity	176,891	178,210

Total liabilities and shareholders’ equity	$360,006	$382,841

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
(In thousands, except per share data)	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002
Net sales	$143,562	$154,417	$400,873	$439,005
Cost of sales	115,232	116,511	325,693	329,849

Gross profit	28,330	37,906	75,180	109,156
Selling, general and administrative expenses	21,929	23,741	63,647	75,767

Operating income	6,401	14,165	11,533	33,389
Interest income	117	170	358	725
Interest expense	883	998	2,694	3,317
Other (expense) income, net	(4)	950	(11)	992
Equity in (loss) income of affiliated companies	(816)	270	(822)	(960)

Earnings from continuing operations before income taxes	4,815	14,557	8,364	30,829
Income tax (benefit) expense	(639)	4,688	—	9,453

Earnings from continuing operations	5,454	9,869	8,364	21,376
Loss from discontinued operations, net of income taxes	(3,004)	(2,308)	(7,458)	(8)

Net earnings	$2,450	$7,561	$906	$21,368

Earnings per share – basic
Earnings from continuing operations	$0.20	$0.36	$0.31	$0.77
Loss from discontinued operations	(0.11)	(0.08)	(0.28)	—

Net earnings	$0.09	$0.28	$0.03	$0.77

Earnings per share – diluted
Earnings from continuing operations	$0.20	$0.35	$0.30	$0.75
Loss from discontinued operations	(0.11)	(0.08)	(0.27)	—

Net earnings	$0.09	$0.27	$0.03	$0.75

Weighted average basic shares outstanding	27,099	27,255	27,034	27,685
Weighted average diluted shares outstanding	27,926	28,002	27,801	28,576

Cash dividends declared per common share	$0.0600	$0.0575	$0.1750	$0.1675

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
(In thousands)	November 29, 2003	November 30, 2002
Operating Activities
Net earnings	$906	$21,368
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss from discontinued operations	7,458	8
Depreciation and amortization	15,068	15,165
Deferred income taxes	723	696
Loss from equity-method investments	822	960
Gain on disposal of assets	(760)	(1,946)
Other, net	(355)	1,176
Changes in operating assets and liabilities:
Receivables	(2,332)	(2,037)
Inventories	931	1,782
Accounts payable and accrued expenses	(12,187)	(2,260)
Billings in excess of costs and earnings on uncompleted contracts	1,441	(1,779)
Accrued income taxes	(4,293)	908

Net cash provided by continuing operating activities	7,422	34,041

Investing Activities
Capital expenditures	(7,850)	(7,787)
Proceeds from sales of property, plant and equipment	71	2,615
Acquisition of businesses, net of cash acquired	—	(300)
Investments in equity investments	(57)	(128)
Purchases of marketable securities	(11,261)	(10,757)
Sales/maturities of marketable securities	12,597	26,349

Net cash (used in) provided by investing activities	(6,500)	9,992

Financing Activities
Payments on net borrowings under revolving credit agreement	(5,400)	(21,200)
Proceeds from issuance of long-term debt	—	1,000
Payments on long-term debt	(390)	(490)
Payments of debt issue costs	—	(835)
Proceeds from issuance of common stock, net of cancellations	1,541	2,265
Repurchase and retirement of common stock	—	(14,664)
Dividends paid	(4,807)	(4,682)

Net cash used in financing activities	(9,056)	(38,606)

Cash provided by (used in) discontinued operations	2,782	(2,811)

Decrease in cash and cash equivalents	(5,352)	2,616
Cash and cash equivalents at beginning of year	10,166	15,361

Cash and cash equivalents at end of period	$4,814	$17,977

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 1, 2003. The results of operations for the nine-month periods ended November 29, 2003 and November 30, 2002 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of November 29, 2003 and March 1, 2003, and the results of operations and cash flows for the three-month and nine-month periods ended November 29, 2003 and November 30, 2002. As explained in Note 9, during the second quarter of fiscal 2004, the Company announced its intention to sell its retail auto glass business. Accordingly it is now reported as a discontinued operation, along with the Company’s previously discontinued curtainwall business and detention/security business. Certain prior-year amounts have been reclassified to conform to the current period presentation.

The Company’s fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.	New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), an interpretation of ARB No. 51, which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation have recently been deferred and are now effective for all periods ending no later than March 15, 2004. Because the Company believes it has no variable interest entities, it does not expect that the adoption of this new standard will have an effect on the consolidated financial position or results of operations.

3.	Stock-Based Compensation

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for activity within its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, the Company does not recognize compensation expense in connection with employee stock option grants because it grants stock options at exercise prices not less than the fair value of its common stock on the date of grant.

The following table shows the effect of net (loss) earnings and per share data had the Company applied the fair value expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended		Nine months ended
(In thousands, except per share data)	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002
Net earnings (loss)
As reported	$2,450	$7,561	$906	$21,368
Compensation expense, net of income taxes	665	545	1,471	1,063

Pro forma	$1,785	$7,016	$(565)	$20,305

Earnings per share – basic
As reported	$0.09	$0.28	$0.03	$0.77
Pro forma	0.07	0.26	(0.02)	0.73

Earnings (loss) per share – diluted
As reported	$0.09	$0.27	$0.03	$0.75
Pro forma	0.06	0.25	(0.02)	0.71

Weighted average common shares outstanding
Basic	27,099	27,255	27,034	27,685
Diluted	27,926	28,002	27,801	28,576

The weighted average fair value per option at the date of grant for options granted in fiscal 2004 and fiscal 2003 was $4.05 and $6.55, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants through the third quarter of fiscal 2004 and 2003.

	2004	2003
Dividend yield	2.7%	1.7%
Expected volatility	65.7%	70.9%
Risk-free interest rate	2.0%	2.1%
Expected lives	4.5 years	4.6 years

4.	Earnings Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended		Nine months ended
(In thousands)	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002
Basic earnings per share – weighted common shares outstanding	27,099	27,255	27,034	27,685
Weighted common shares assumed upon exercise of stock options	387	356	327	500
Unvested shares held in trust for deferred compensation plans	440	391	440	391

Diluted earnings per share - weighted common shares and potential common shares outstanding	27,926	28,002	27,801	28,576

There were approximately 1,464,000 and 1,685,000 stock options excluded in the third quarter of fiscal 2004 and 2003, respectively, from the computation of diluted earnings per share due to their anti-dilutive effect.

5.	Inventories

(In thousands)	November 29, 2003	March 1, 2003
Raw materials	$15,343	$14,016
Work-in-process	4,876	5,129
Finished goods	8,212	7,395
Costs and earnings in excess of billings on uncompleted contracts	6,506	9,328

Total inventories	$34,937	$35,868

6.	Investments

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The Company’s investment in PPG Auto Glass was $18.6 million and $19.4 million at November 29,

2003 and March 1, 2003, respectively. At November 29, 2003 and March 1, 2003, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill.

In connection with the formation of PPG Auto Glass, the Company agreed to supply the joint venture, through PPG, with most of the Company’s windshield fabrication capacity on market-based terms and conditions. The Company and PPG agreed to amend the agreements during fiscal 2002 to better reflect market pricing at the time. During the fourth quarter of fiscal 2004, the Company and PPG agreed that the amendments no longer provided for market-based pricing and agreed to terminate them and revert to the original market-based terms and conditions. This will have a negative impact on the earnings of the Company during the fourth quarter of fiscal 2004. Beginning with fiscal 2005, this will negatively impact the Automotive Replacement Glass and Services segment’s result with an offsetting benefit to equity in income of affiliated companies. The agreement expires any time after June 2005 with a one-year notification, which may be delivered by either party at any time from and after June 2004. Neither party has delivered a termination notice with respect to this agreement.

In addition, the Company’s automobile windshield repair and replacement business, reported as a discontinued operation, agreed to purchase at least 75 percent of its windshield needs from PPG Auto Glass on market-based terms and conditions. This agreement expires anytime after June 2005 with a two-year notification, which may be delivered by either party at any time from and after June 2003. Neither party has delivered a termination notice with respect to this agreement. Purchases from PPG Auto Glass were $12.3 million for the third quarter in each of fiscal 2004 and 2003. For the nine months of fiscal 2004 and 2003, respectively, purchases from PPG Auto Glass were $38.2 and $33.6 million. Amounts owed to PPG Auto Glass were $6.0 million and $6.9 million at November 29, 2003 and March 1, 2003, respectively, and are recorded within current liabilities of discontinued operations.

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

The change in the carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the nine months ended November 29, 2003 was as follows:

(In thousands)	Architectural	Large-Scale Optical	Auto Glass	Corporate and Other	Total
Balance at March 1, 2003	$24,178	$10,607	$—	$8,175	$42,960
Changes	—	—	—	—	—

Balance at November 29, 2003	$24,178	$10,607	$—	$8,175	$42,960

All previously recorded goodwill for the Auto Glass segment has been reclassified to assets of discontinued operations.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	November 29, 2003			March 1, 2003
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$1,710	$(603)	$1,107	$1,798	$(419)	$1,379
Other	500	(123)	377	500	(82)	418

Total	$2,210	$(726)	$1,484	$2,298	$(501)	$1,797

Amortization expense on these identifiable intangible assets was $0.4 million and $0.3 million for the nine months ended November 29, 2003 and November 30, 2002, respectively. At November 29, 2003, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2004 and all of the following four fiscal years is as follows:

(In thousands)	2004	2005	2006	2007	2008
Estimated amortization expense	$119	$476	$476	$187	$25

8.	Long-Term Debt

During fiscal 2003, the Company entered into a four-year, unsecured, revolving credit facility in the amount of $125.0 million. This credit facility requires the Company to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio of more than 3.0 and a debt-to-cash flow ratio of less than 3.0. At November 29, 2003, these ratios were 11.3 and 1.0, respectively. If the Company is not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to the debt-to-cash flow ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be due. At November 29, 2003, the Company was in compliance with all of the financial covenants of the credit facility.

9.	Discontinued Operations

The Company announced on September 10, 2003, that it intended to sell its retail auto glass business, Harmon AutoGlass. During the second quarter of fiscal 2004, the Company recorded an $8.0 million, pre-tax, charge representing a reduction in the carrying value of this business unit to its estimated fair value, less cost to sell. This charge was recorded as a reduction of goodwill. On November 4, 2003 the Company announced that it had entered into a definitive agreement to sell the stock of Harmon AutoGlass to Synergistic International, Inc., doing business as Glass Doctor, a subsidiary of The Dwyer Group. On January 2, 2004, the Company completed the cash sale of Harmon AutoGlass. During the third quarter of fiscal 2004, additional pretax charges of $2.0 million were recorded as a result of additional costs related to the sale of Harmon AutoGlass. Net assets totaling $8.1 million and $18.3 million represented the estimated carrying value of Harmon AutoGlass at November 29, 2003 and March 1, 2003, respectively.

In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of the Company’s detention/security business and its exit from international curtainwall operations. Related to these discontinued operations, accruals totaling $11.8 million ($9.5 million classified as long-term liabilities) and $11.8 million ($9.2 million classified as long-term liabilities) represented the remaining estimated future cash outflows associated with the exit from discontinued operations at November 29, 2003 and March 1, 2003, respectively. The majority of these cash expenditures are expected to be made within the next three years. The long-term elements within the reserve relate to the international curtainwall operations, including bonds outstanding, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts. Additionally, the reserve covers certain potential long-term product liability issues, consisting of warranty and rework issues, relating to these international construction projects.

	Three months ended		Nine months ended
(In thousands)	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002
Condensed Statement of Operations from Discontinued Businesses
Net sales	$41,848	$44,750	$143,276	$145,152

(Loss) earnings before income taxes (prior to loss on disposal)	(2,768)	(3,599)	(1,889)	138
Income tax (benefit) expense	(1,024)	(1,291)	(700)	146

Loss from operations, net of income taxes	(1,744)	(2,308)	(1,189)	(8)
Loss on disposal, net of income taxes	(1,260)	—	(6,269)	—

Net loss	(3,004)	(2,308)	(7,458)	(8)

(In thousands)	Nov. 29, 2003	March 1, 2003
Summary Balance Sheets of Discontinued Businesses
Receivables, net of allowance for doubtful accounts	$11,719	$11,827
Other current assets	2,173	2,185
Property, plant and equipment, net	5,055	5,560
Goodwill	4,525	12,955
Other non-current assets	—	386
Accounts payable and accrued liabilities	17,703	17,186
Long-term liabilities	9,490	9,209

10.	Commitments and Contingent Liabilities

Operating lease commitments

As of November 29, 2003, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
Total minimum payments	$2,193	$7,522	$6,699	$6,171	$5,627	$541	$28,753

Total obligations of $16.2 million related to the discontinued Harmon AutoGlass business have been excluded, as these operating lease commitments have been transferred to the buyer of Harmon AutoGlass on January 2, 2004.

The Company remains the general guarantor of certain property and vehicle leases, but as part of the purchase agreement, the Company has been fully indemnified by the buyer.

Bond commitments

In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of installation projects that are in process and in our backlog. At November 29, 2003, these bonds totaled $112.1 million. Our installation business has never been required to pay on these performance-based bonds. However, past experience is not necessarily indicative of future results.

Purchase commitments

The Company has purchase commitments relating to its discontinued operation, Harmon AutoGlass, of $0.3 million for the remainder of fiscal 2004, $1.2 million for fiscal 2005, and $1.0 million in fiscal 2006. These purchase commitments relate to contractual obligations that expire on December 31, 2005, with a third party that provides call center operations for our Harmon AutoGlass business. The contract is structured such that there is a minimum number of units that must be processed through the third party’s facility. The contract includes a buy-out provision of $7.8 million, $4.5 million and $2.5 million for calendar years 2003, 2004 and 2005, respectively.

The Company’s discontinued business, Harmon AutoGlass, is party to an agreement that requires it to purchase at least 75 percent of its windshield needs from PPG Auto Glass on market-based terms and conditions. This agreement expires anytime after June 2005 with a two-year notification, which may be delivered by either party at any time from and after June 2003. Neither party has delivered a termination notice with respect to this agreement.

As part of the sale of Harmon AutoGlass, the purchase commitments mentioned above transferred to the buyer.

Guarantees and warranties

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures or liabilities associated with guarantee agreements are also required in the interim and annual financial statements. The disclosure requirements of FIN 45 are effective for the years ending after December 15, 2002. The liability recognition requirements are effective for guarantees entered into after January 1, 2003. The adoption of this new standard did not have a material effect on our consolidated financial position or results of operations for the period ended November 29, 2003.

The Company accrues for warranty and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. At the beginning of fiscal 2004, warranty and claim accruals were $2.4 million, with additional accruals incurred of $1.7 million, offset by warranty claims paid of $1.2 million for the nine-month period ended November 29, 2003. The accrual related to warranties and claims at the end of the third quarter was $2.9 million.

Letters of credit

At November 29, 2003, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of November 29, 2003 was approximately $15.9 million, of which $8.4 million is issued and has reduced our total availability of funds under our $125.0 million credit facility.

Non-compete agreements

The Company has entered into a number of non-compete and consulting agreements associated with former employees. As of November 29, 2003, future payments of $0.1 million were committed under such agreements.

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

11.	Comprehensive Earnings

	Three months ended		Nine months ended
(In thousands)	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002
Net earnings	$2,450	$7,561	$906	$21,368
Unrealized gain (loss) on derivatives, net of $87, $80, $352 and $(167) tax expense (benefit), respectively	143	132	581	(276)
Unrealized gain (loss) on marketable securities, net of $78, $(403), $(11) and $(359), tax expense (benefit), respectively	143	(749)	(21)	(668)

Comprehensive earnings	$2,736	$6,944	$1,466	$20,424

12.	Segment Information

The following table presents sales and operating income data for our three segments, and consolidated, for the three and nine months, when compared to the corresponding period a year ago. As previously noted, the Auto Glass segment excludes results of the Company’s retail auto glass business, which has been reclassified as a discontinued operation.

	Three months ended		Nine months ended
(In thousands)	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002
Net Sales
Architectural	$108,955	$121,901	$307,407	$345,633
Large-Scale Optical	22,044	21,594	59,002	58,054
Auto Glass	12,574	10,956	34,496	35,354
Intersegment Eliminations	(11)	(34)	(32)	(36)

Net Sales	$143,562	$154,417	$400,873	$439,005

Operating Income (Loss)
Architectural	$1,684	$10,845	$3,485	$25,680
Large-Scale Optical	2,490	1,819	3,446	1,324
Auto Glass	2,836	2,152	6,410	8,147
Corporate and Other	(609)	(651)	(1,808)	(1,762)

Operating Income	$6,401	$14,165	$11,533	$33,389

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended March 1, 2003 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

During fiscal 2004, the Company announced its intention to sell Harmon AutoGlass and therefore began reporting its retail auto glass business as a discontinued operation. The transaction closed January 2, 2004. Accordingly, certain prior-year amounts have been reclassified to conform to the current period presentation.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three and nine months of the current and past fiscal year.

	Three months ended		Nine months ended
(Percent of net sales)	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.3	75.5	81.2	75.1

Gross profit	19.7	24.5	18.8	24.9
Selling, general and administrative expenses	15.2	15.3	15.9	17.3

Operating income	4.5	9.2	2.9	7.6
Interest income	0.1	0.1	0.1	0.2
Interest expense	0.6	0.6	0.7	0.8
Other income (expense), net	0.0	0.6	0.0	0.2
Equity in (loss) income of affiliated companies	(0.6)	0.1	(0.2)	(0.2)

Earnings from continuing operations before income taxes	3.4	9.4	2.1	7.0
Income tax (benefit) expense	(0.4)	3.0	0.0	2.1

Earnings from continuing operations	3.8	6.4	2.1	4.9
(Loss) earnings from discontinued operations	(2.1)	(1.5)	(1.9)	0.0

Net earnings	1.7%	4.9%	0.2%	4.9%

Effective tax rate for continuing operations	(13.3)%	32.2%	0.0%	30.7%

Third Quarter and Year-to-Date Fiscal 2004 Compared to Third Quarter and Year-to-Date Fiscal 2003

Consolidated net sales for the third quarter ended November 29, 2003 were $143.6 million, a 7.0 percent decrease from net sales of $154.4 million reported for the prior-year quarter. Consolidated net sales for the nine months ended November 29, 2003 were $400.9 million, down 8.7 percent, as compared to $439.0 million for the nine months ended November 30, 2002. This decrease in net sales for the quarter, as well as for the nine months, is primarily due to the decline in the commercial construction industry affecting the Architectural segment.

On a consolidated basis, cost of sales, as a percentage of net sales, increased to 80.3 percent for the three months of fiscal 2004 ended November 29, 2003, from 75.5 percent in the three-month period of the prior year. For the nine months ended November 29, 2003, consolidated cost of sales, as a percentage of net sales, increased to 81.2 percent, from 75.1 percent in the nine-month period of fiscal 2003. The primary factors underlying the resulting decrease in gross profit percentage, all related to the Architectural segment, were pricing pressures and product mix, isolated project management issues previously identified within the installation business, reduced volume and the lower margins experienced on short-term, fill-in work.

Selling, general and administrative (SG&A) expenses for the third quarter of fiscal 2004 decreased $1.8 million, or 7.6 percent from fiscal 2003, and decreased as a percentage of net sales to 15.2 percent from 15.3 percent. SG&A expenses decreased $12.1 million, or 16.0 percent, for the nine-month period ended November 29, 2003, as compared to the prior period. The decrease in SG&A expenses for the quarter and nine-month period relates primarily to decreased incentive compensation expenses. Also contributing to the decline in SG&A expenses were decreased salaries and related benefit expenses resulting from cost reduction activities.

Interest expense decreased by 11.5 percent to $0.9 million for the third quarter of fiscal 2004 from $1.0 million in the prior-year quarter. Interest expense decreased by 18.8 percent to $2.7 million for the nine months ended November 29, 2003 from $3.3 million in the prior-year period. These decreases reflect reduced average borrowing levels and a lower weighted average interest rate under the Company’s revolving credit agreement.

We own a 34 percent interest in an automotive replacement glass distribution business, PPG Auto Glass, LLC, that is reported in equity in affiliated companies. Our loss in equity from affiliated companies was $0.8 million in the third quarter of fiscal 2004 versus income of $0.3 million in the prior-year quarter. For the nine-month period, we reported a loss of $0.8 million and $1.0 million for fiscal 2004 and fiscal 2003, respectively. The decrease in equity in income from affiliated companies for the quarter was a result of replacement auto glass pricing pressures. The nine-month period of fiscal 2004 reflect a decrease in loss from equity in affiliated companies over the prior-year period as a result of improved operational performance and increased volume, partially offset by lower replacement auto glass pricing.

The effective income tax rate of zero percent for the first nine months of fiscal 2004 decreased from 30.7 percent in the comparable period in fiscal 2003. The reduction in the annual effective tax rate is a result of favorable impacts of constant tax deductions and credits relative to a declining base of pretax income and additional tax benefits from an intellectual property donation.

The Company reported third-quarter diluted earnings per share from continuing operations of $0.20, or $5.5 million. This compares to diluted earnings from continuing operations of $0.35 per share, or $9.9 million, in the prior-year period. For the first nine months of fiscal 2004, earnings from continuing operations were $8.4 million, or $0.30 diluted earnings per share, as compared to $21.4 million, or $0.75 diluted earnings per share, in the comparable period in fiscal 2003.

Third-quarter discontinued operations results, which include the sale of Harmon AutoGlass, reflected a loss of $0.11 per share, or $3.0 million, compared to a loss of $0.08 per share, or $2.3 million, in the fiscal 2003 period. Third- quarter fiscal 2004 results include a charge of $0.05 per share, or $1.3 million, related to the sale of Harmon AutoGlass.

In the third quarter of fiscal 2004, we reported income of $2.5 million, or $0.09 diluted earnings per share, compared to earnings of $7.6 million, or $0.27 diluted earnings per share, in the third quarter of fiscal 2003. For the nine months of fiscal 2004, we reported income of $0.9 million, or $0.03 diluted earnings per share, compared to earnings of $21.4 million, or $0.75 diluted earnings per share a year ago.

Segment Analysis

The following table presents sales and operating income data for our three segments and on a consolidated basis for the third quarter and the first nine months, when compared to the corresponding period a year ago. As previously noted, the Auto Glass segment excludes results of the Company’s retail auto glass business, which has been reclassified as a discontinued operation.

	Three months ended			Nine months ended
(In thousands)	Nov. 29, 2003	Nov. 30, 2002	% Change	Nov. 29, 2003	Nov. 30, 2002	% Change
Net Sales
Architectural	$108,955	$121,901	(10.6)%	$307,407	$345,633	(11.1)%
Large-Scale Optical	22,044	21,594	2.1	59,002	58,054	1.6
Auto Glass	12,574	10,956	14.8	34,496	35,354	(2.4)
Intersegment Eliminations	(11)	(34)	67.6	(32)	(36)	11.1

Net Sales	$143,562	$154,417	(7.0)%	$400,873	$439,005	(8.7)%

Operating Income (Loss)
Architectural	$1,684	$10,845	(84.5)%	$3,485	$25,680	(86.4)%
Large-Scale Optical	2,490	1,819	36.9	3,446	1,324	160.3
Auto Glass	2,836	2,152	31.8	6,410	8,147	(21.3)
Corporate and Other	(609)	(651)	6.5	(1,808)	(1,762)	(2.6)

Operating Income	$6,401	$14,165	(54.8)%	$11,533	$33,389	(65.5)%

Architectural Products and Services (Architectural)

Third-quarter revenues for the Architectural segment continued to be below the prior year due to the soft commercial construction market overall, and, specifically, the office sector, usually our largest market. Revenues were down 10.6 percent to $109.0 million, compared to $121.9 million the same quarter a year ago. For the first nine months, revenues were at $307.4 million, down 11.1 percent compared to $345.6 million for the prior-year period for the reasons stated above.

Operating income for the Architectural segment was $1.7 million for the third quarter, compared to $10.8 million for the third quarter a year ago. For the first nine months of fiscal 2004, operating income was $3.5 million, compared to $25.7 million for the first nine months of fiscal 2003. The decrease in operating income for the quarter and year-to-date is due to lower volume seen across the industry. Ongoing margin pressures in isolated glass installation projects, which experienced project management issues in the previous quarter, also contributed to the decrease in operating income within the Architectural segment during the current quarter. Revenues and earnings for the first nine months of fiscal 2004 were impacted by the reasons mentioned above in addition to increased delays in construction projects leading to lower production levels at all businesses, as well as an increase in lower margin short-term, fill-in work. These factors were only slightly offset by ongoing productivity improvements in our architectural manufacturing businesses.

The Architectural segment backlog, at November 29, 2003, increased to $209.1 million, from $181.2 million at the end of the second quarter and $147.3 million at year-end. The backlog also increased from the prior-year period level of $151.3 million. The majority of the growth in the backlogs of all architectural businesses is expected to be recognized in fiscal 2005.

Large-Scale Optical Technologies (LSO)

Third-quarter LSO segment revenues were $22.0 million, up 2.1 percent compared to revenues of $21.6 million in the prior-year period as a result of continued conversion to value-added picture framing glass and operational improvements, partially offset by ongoing pricing pressures in consumer electronics and clear glass picture framing products. For the first nine months of fiscal 2004, LSO revenues were up 1.6 percent compared to revenues of the prior-year period for the reasons previously mentioned.

The segment had operating income of $2.5 million for the third quarter, up from $1.8 million in the same period last year, due to the continued impact of conversion to value-added picture framing glass and operational improvements. These improvements were slightly offset by ongoing pricing pressures in consumer electronics and clear glass picture framing products. For the nine months ended November 29, 2003, the LSO segment had operating income of $3.4 million, as compared to $1.3 million for the nine months ended November 30, 2002 as a result of the aforementioned reasons.

Automotive Replacement Glass and Services (Auto Glass)

Auto Glass segment revenues for the third quarter, which now reflect only our manufacturing business, were $12.6 million, up 14.8 percent from $11.0 million in the prior-year period. For the year, the segment had revenues of $34.5 million, down 2.4 percent from the prior-year period.

The segment reported operating income of $2.8 million for the third quarter, up from $2.2 million in the prior-year period. For the first nine months of fiscal 2004, the segment reported operating income of $6.4 million, as compared to $8.1 million reported through the third quarter of fiscal 2003. Revenues and earnings for both periods reflect improved volume and ongoing operating improvements, partially offset by manufacturing pricing that has declined approximately 12 percent compared to the prior-year quarter.

The segment’s operating income includes results from manufacturing and the market-based pricing amendments to the supply agreements related to the PPG Auto Glass joint venture that were effective in fiscal 2002. We agreed to amend the existing pricing amendments during the fourth quarter of fiscal 2004 in order to better reflect market pricing. Beginning with fiscal 2005, this will negatively impact the segment’s results with an offsetting benefit to the equity in earnings of affiliates.

Consolidated Backlog

At November 29, 2003, Apogee’s consolidated backlog was $215.8 million, up 40.8 percent from the $153.3 million reported at March 1, 2003, and up 36.7 percent from the prior-year period. The backlog of the Architectural segment represented 97 percent of the Company’s consolidated backlog.

Liquidity and Capital Resources

	Nine months ended
(Cash effect, in thousands)	November 29, 2003	November 30, 2002
Net cash provided by continuing operating activities	$7,422	$34,041
Capital expenditures	(7,850)	(7,787)
Proceeds from dispositions of property	71	2,615
Borrowing activities, net	(5,790)	(20,690)
Purchases of Company common stock	—	(14,664)

Operating activities. Cash provided by operating activities of continuing operations was $7.4 million through the third quarter of fiscal 2004, compared to $34.0 million through the third quarter of fiscal 2003. The decline over the prior-year period is attributable to the decline in earnings and net increases in non-cash working capital, current assets excluding cash and cash equivalents, less current liabilities. During fiscal 2004, non-cash working capital increased $16.3 million from fiscal 2003 year-end due primarily to decreases in compensation-related accruals as well as increases in trade receivables. It is management’s intent to reduce non-cash working capital, which, in turn, will reduce its reliance on debt financing.

Investing Activities. Through the third quarter of fiscal 2004, investing activities used cash of $6.5 million, compared to $10.0 million of cash provided in the same period last year, primarily as a result of the decrease in sales/maturities of marketable securities, offset by purchases. New capital investment through the third quarter of fiscal 2004 totaled $7.8 million, the same as in the prior-year period. For full-year fiscal 2004, we expect to incur capital expenditures as necessary to maintain existing facilities and safety initiatives as well as some capacity improvements within the LSO segment. Fiscal 2004 capital expenditures are forecasted to be $16 million compared to fiscal 2003 actual capital expenditures of $11.2 million.

Financing Activities. Total outstanding borrowings stood at $42.0 million at November 29, 2003, down 12.1 percent from the $47.8 million outstanding at March 1, 2003. The majority of our long-term debt, $33.0 million, consisted of bank borrowings under our $125.0 million syndicated revolving credit facility. The borrowings were sufficient to finance the period’s investing activities and cash dividend requirements. We paid $4.8 million in dividends for the nine-month period, compared to $4.7 million in the prior-year period. Our debt-to-total-capital ratio was 19 percent at November 29, 2003, down from 21 percent at March 1, 2003.

In April 2003, the Board of Directors authorized the repurchase of an additional 1.5 million shares of Company stock. Stock purchases may be made from time to time in the open market at prevailing market prices. It is our present intention to use the program primarily to offset the dilutive impact of employee stock option exercises and to fund our equity-based compensation plans. We did not repurchase any shares under this program during the first three quarters of fiscal 2004. We expect to begin repurchasing stock under this program during the fourth quarter of fiscal 2004.

Other Financing Activities. The following summarized our significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Period
(In thousands)	2004	2005	2006	2007	2008	Thereafter	Total
Continuing Operations
Borrowings under credit facility	$—	$—	$—	$33,000	$—	$—	$33,000
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Other long-term debt	150	308	150	—	—	—	608
Operating leases (undiscounted)	2,193	7,522	6,699	6,171	5,627	541	28,753
Other obligations	50	63	—	—	—	—	113

Total cash obligations – continuing operations	2,393	7,893	6,849	39,171	5,627	8,941	70,874

Discontinued Operations
Operating leases (undiscounted)	1,926	6,246	3,466	2,450	1,908	212	16,208
Purchase commitments	270	1,225	1,021	—	—	—	2,516

Total cash obligations – discontinued operations	2,196	7,471	4,487	2,450	1,908	212	18,724

Total cash obligations	$4,589	$15,364	$11,336	$41,621	$7,535	$9,153	$89,598

During fiscal 2003, the Company entered into a four-year, unsecured, revolving credit facility in the amount of $125.0 million. This credit facility requires us to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio of more than 3.0 and a debt-to-cash flow ratio of less than 3.0. At November 29, 2003, these ratios were 11.3 and 1.0, respectively. If the Company is not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to the debt-to-cash flow ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be due. This credit facility replaced the Company’s previously existing $125.0 million secured credit facility. The industrial revenue bonds in the total above are supported by $8.4 million of letters of credit that reduce our availability of funds under the $125.0 million credit facility. At November 29, 2003, the Company was in compliance with all of the financial covenants of the credit facility.

From time to time, we acquire the use of certain assets, such as warehouses, automobiles, forklifts, vehicles, office equipment and some manufacturing equipment through operating leases. Many of these operating leases have termination penalties. However, because the assets are used in the conduct of our business operations, it is unlikely that any significant portion of these operating leases would be terminated prior to the normal expiration of their lease terms. Therefore, we consider the risk related to termination penalties to be minimal. The other obligations relate to non-compete and consulting agreements with former employees.

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

The Company’s automobile windshield repair and replacement business, reported as a discontinued operation, is party to an agreement that requires it to purchase at least 75 percent of its windshield needs from PPG Auto Glass on market-based terms and conditions. This agreement expires anytime after June 2005 with a two-year notification, which may be delivered by either party at any time from and after June 2003. Neither party has delivered a termination notice with respect to this agreement.

As part of the definitive agreement to sell Harmon AutoGlass, the commitments, related to discontinued operations, mentioned above transferred to the buyer January 2, 2004.

	Amount of Commitment Expiration Per Period
(In thousands)	2004	2005	2006	2007	2008	Thereafter	Total
Standby letters of credit	$—	$—	$172	$213	$—	$7,142	$7,527

In addition to the above standby letters of credit, which are predominantly issued for performance related bonds in our discontinued European curtainwall business, we are required, in the ordinary course of business, to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of installation projects that are in process and in our backlog. At November 29, 2003, these bonds totaled $112.1 million. Our installation business has never been required to pay on these performance-based bonds.

The Company maintains interest rate swap agreements that effectively convert $25.0 million and $10.0 million of variable rate borrowings into fixed rate borrowings at 5.8 percent and 4.5 percent, respectively. The swap agreements expire in fiscal 2006 and 2005, respectively.

We experienced a material increase in our premiums and risk retention for our third-party product liability coverages in fiscal 2003, and although we were able to continue these coverages in fiscal 2004, the premiums and retention remained high. A material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2004, we believe that current cash on hand and cash generated from operating activities should be adequate to fund our working capital requirements and planned capital expenditures. If we are unable to generate enough cash through operations to satisfy our working capital requirements and planned capital expenditures, we have available funds from our committed revolving credit facility.

Outlook

Overall revenue for continuing operations for fiscal 2004 versus fiscal 2003 is anticipated to be down by mid-single digits. We anticipate slight revenue growth in the fourth quarter compared to the prior-year period.

•	Architectural segment fourth quarter revenues are expected to be up in the low single digits.

•	LSO segment revenues are expected to be flat in the fourth quarter compared to a strong prior-year period.

•	Auto Glass manufacturing revenues for the quarter are expected to be more than 15 percent lower than the fiscal 2003 period, due primarily to the termination of the market-based pricing amendments.

Annual gross margins are expected to be approximately 5 percentage points lower than the prior year due to competitive pricing in almost all businesses and maintaining staffing levels to handle the large Architectural backlog.

•	Expected annual operating margins by segment are: Architectural, approximately 1 to 2 percent; LSO, 7 to 8 percent; and Auto Glass, 14 to 15 percent.

Sales, general and administrative expenses, as well as SG&A expenses as a percent of sales, are expected to be flat to slightly down during the fourth quarter. Equity in affiliates full-year performance is expected to be slightly unfavorable compared to fiscal 2003 results for the year, due to competitive pricing.

The effective tax rate for continuing operations for the full year is anticipated to be zero percent at the low end of the guidance range. The rate reduction from the fiscal 2003 year-end rate of 28 percent is primarily the result of favorable impacts of constant tax deductions and credits relative to a declining base of pretax income.

Earnings per share from continuing operations are expected to be $0.03 to $0.06 for the fourth quarter, including a one-time impact of the changes to the PPG Auto Glass supply agreement pricing amendments, but excludes potential one-time charges as we evaluate the needs of the organization after the divestiture of Harmon AutoGlass.

Full-year discontinued operations are expected to reflect an after-tax charge of $7 to $9 million, or $0.25 to $0.32 per share, including the $6.3 million charge taken through the third quarter which includes the transaction and transition costs of exiting the retail auto glass business. Harmon AutoGlass’ operational performance is expected to incur additional losses prior to the closing of the transaction. At this time, we do not anticipate any income or loss from resolution of liabilities associated with discontinued European curtainwall operations.

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

Item 4: Controls and Procedures

a)	Disclosure Controls and Procedures: As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

b)	Internal Controls: No change in the Company’s internal control over financial reporting identified in connection with such evaluation during the fiscal quarter ended November 29, 2003, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. A number of other factors should be considered in conjunction with this report’s forward-looking statements, any discussion of operations or results by the Company or its representatives and any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company. These uncertainties and other risk factors include, but are not limited to, the following factors: Operational risks within (A) the Architectural segment: i) competitive, price-sensitive and changing market conditions; ii) economic conditions and the cyclical nature of the worldwide commercial construction industry; iii) product performance, reliability or quality problems that could delay payments, increase costs, impact orders or lead to litigation; and iv) the segment’s ability to fully utilize production capacity and project managers; (B) the Auto Glass segment: i) changes in market dynamics; ii) market seasonality; iii) highly competitive, fairly mature industry; and iv) performance of the PPG Auto Glass, LLC joint venture; and (C) the Large-Scale Optical segment: i) new product introductions and management of product life cycles; ii) intensely competitive markets; iii) highly cyclical markets that are impacted by economic slowdowns; iv) dependence on a relatively small number of customers; and v) ability to utilize manufacturing facilities. Additional factors include: i) quarterly revenue and operating results that are volatile and difficult to predict; ii) the possibility of a material product liability event; iii) the costs of compliance with governmental regulations relating to hazardous substances; iv) management of discontinued operations exiting activities; and v) foreign currency risk related to discontinued operations. A description of these and other factors are set forth in the cautionary statement filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2003.

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

On September 11, 2003, the Company furnished a Current Report on Form 8-K dated September 10, 2003 announcing its intent to sell Harmon AutoGlass, taking a related asset impairment charge and reporting the divestiture as a discontinued operation and attaching a press release related thereto.

On September 18, 2003, the Company furnished a Current Report on Form 8-K dated September 17, 2003 announcing earnings for the quarter ended August 30, 2003 and attaching a press release related thereto.

On November 5, 2003, the Company filed a Current Report on Form 8-K dated November 4, 2003 announcing its definitive agreement for the sale of Harmon AutoGlass to Glass Doctor and attaching a press release related thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 7, 2004	By: /s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer

Date: January 7, 2004	By: /s/ Michael B. Clauer
Michael B. Clauer
Executive Vice President and Chief Financial Officer