Form 10-K
period 2004-02-28
APOGEE ENTERPRISES INC
filed 2004-05-05
CIK 6845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended February 28, 2004

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

Common Stock $0.33 1/3 Par Value

(Title of each class )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☒ No ☐

As of August 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $311,978,521 (based on the closing price of $11.36 per share as reported by Nasdaq as of that date.)

As of April 28, 2004, there were approximately 27,454,000 shares of the registrant’s Common Stock, $0.33 1/3 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

APOGEE ENTERPRISES, INC.

Annual Report on Form 10-K

For the fiscal year ended February 28, 2004

PART I

ITEM 1.	BUSINESS

The Company

Apogee Enterprises, Inc. was incorporated under the laws of the State of Minnesota in 1949. Through its subsidiaries, the Company believes it is a leader in technologies involving the design and development of value-added glass products, services and systems. Unless the context otherwise requires, the terms “Company,” “Apogee,” “we,” “us” and “our” as used herein refer to Apogee Enterprises, Inc. and its subsidiaries.

The Company is comprised of three reporting segments to match the markets they serve:

•	The Architectural Products and Services segment designs, engineers, fabricates, installs, maintains and renovates the walls of glass and windows comprising the outside skin of commercial and institutional buildings.

•	The Large-Scale Optical Technologies segment develops and produces value-added glass for custom framing and pre-framed art markets and optical thin film coatings for consumer electronics displays.

•	The Automotive Replacement Glass and Services segment fabricates aftermarket foreign and domestic automobile windshields and windows.

Financial information about the Company’s segments can be found in Note 16 to the Consolidated Financial Statements of the Company contained elsewhere in this report.

Products

The following tables describe our products, the business unit to which the product pertains, and the key features and applications of our various products.

Architectural Products and Services (Architectural) Segment

Businesses in the Architectural segment include: Viracon, Inc. (Viracon), the leading fabricator of coated, high-performance architectural glass for global commercial markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems (Wausau), a manufacturer of custom aluminum window systems and curtainwall; and Linetec (Linetec), a paint and anodizing finisher of window frames and PVC shutters.

Business Unit	Product/ Service	Description	Key Features/ Applications
Viracon	Insulating Glass	Increases a window’s thermal performance; constructed with two or more pieces of glass separated by a desiccant-filled spacer and sealed with an organic sealant. The desiccant absorbs the insulating glass unit’s internal moisture.	Light efficiency, Comfort, Sound control, Aesthetic options

	Laminated Glass	Consists of two or more pieces of glass fused with a vinyl or urethane interlayer and is used primarily for skylights and security and hurricane-resistant applications.	Safety, Protection, Comfort, Sound control

	Coated High-Performance Architectural Glass	Provides solar control, both minimizing heat gain and controlling thermal transfer, by adding coatings to glass. In addition, coatings add color and varying levels of reflectivity to glass. Each coating, whether metal, solarscreen or low-emissivity, provides different aesthetic and performance criteria and offers a range of light and thermal transmission levels. Low-emissivity coatings, which may be used alone or with other coatings, are layers of metals, invisible to the naked eye, deposited on glass through a vacuum sputter process that selectively limit the transfer of heat through the glass, while allowing a high percentage of visible light through the glass.	Controls light and thermal transmission, Reduces energy costs, Comfort, Aesthetic options

	Spandrel	The use of full coverage paint on insulated glass or polyester opacifier film backing on high performance coated glass for the non-vision areas of the building.	Concealment, Color balance, Aesthetics

	Silk-screened Glass	Glass which has been painted to create custom patterns in a wide array of colors. Silkscreening improves the solar control performance of the glass.	Aesthetics, Comfort

	Tempered Glass	Heat-strengthened glass.	Safety, Strength

Harmon, Inc.	Glazing-New Construction	Comprehensive design, engineering, procurement, fabrication and installation of curtainwall and window projects for commercial and institutional buildings.	Custom design

	Glazing-Renovation	Revitalizing and updating the building façade and helping extend the life of a building. In-house engineering capabilities allow Harmon, Inc. to duplicate the original design or create a completely new appearance for renovated buildings.	Aesthetic enhancements, Correct system failures, Upgrade the building façade and aesthetics to improve energy efficiency, health and safety

	Glass-Service	24-hour complete repair and replacement of damaged glass.	Commercial glass replacement, Repair of doors, Custom mirror work and Security glass

Wausau Window and Wall Systems (Wausau)	Curtainwall Systems	Highly engineered wall systems consisting of glass panels and aluminum window frame designs engineered to be thermally efficient through the utilization of high-strength polyurethane to limit the transfer of heat or cold through the window frame. Includes custom engineer-to-order and configure-to-order systems.	Energy-efficient, Aesthetics

	Projected Windows	Windows that project out or in from the plane of the wall and are side hinged or pivoted at the jambs.	Egress, Ventilation

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

Large-Scale Optical Technologies (LSO) Segment

The LSO segment consists of Tru Vue, Inc. (Tru Vue), a value-added glass and acrylic manufacturer for the custom picture framing and pre-framed art markets, and a producer of optical thin film coatings for consumer electronics displays. In March 2004, we merged Tru Vue and Viratec Thin Film, Inc., our two LSO business units, with Tru Vue being the surviving entity.

Business Unit	Product/ Service	Description	Key Features/ Applications

Tru Vue	Reflection Control Glass	Unique single-sided etch glass that reduces most of the glare of regular glass while providing clarity.	Diminishes reflections, Enhances clarity

Anti-Reflective Glass

Significantly reduces reflection (glare) and significantly increases transmission (clarity). Using a process exclusive to the Company, highly energized metals (or oxides) are deposited onto the glass in precisely controlled thicknesses. This ensures the most consistent, durable quality and the highest brightness and contrast levels available.

Diminishes reflections, Clarity, Color transmission

	Conservation Glass	The product of a unique coating process which blocks 97 percent of the ultraviolet rays in the 300-380 nanometer range of the light spectrum to protect pictures and art against the sun’s damaging rays.	>97% UV protection

Front Surface Mirrors	Result of our patented multi-layer aluminum mirror coatings which are sputter deposited onto float glass and certified flat float glass substrates.	Reflects 94 to 97% of the visible light, Superior adhesion, Increased abrasion resistance

Anti-Reflective Acrylic	Utilizes anti-reflective coatings on acrylic to reduce glare and static charge on the surface.	Reduced reflections, Protection, Light-weight

Automotive Replacement Glass and Services (Auto Glass) Segment

The Auto Glass segment consists of Viracon/Curvlite, Inc. (Curvlite), a U.S. fabricator of aftermarket foreign and domestic car windshields and original equipment and replacement windshields for recreational vehicles and buses.

Business Unit	Product/ Service	Description	Key Features/ Applications

Viracon/ Curvlite (Curvlite)	Automotive Replacement Glass (ARG)	Fabrication of after-market automotive replacement windshields and windows for foreign and domestic cars.	Safety

	RV/Bus - OEM & Replacement Glass	Fabrication of windshields for original equipment manufacturers of recreational vehicles and buses, as well as replacement glass for these vehicles.	Safety, Custom designed

Markets and Distribution Channels

Architectural Segment. Our businesses within the Architectural segment market our products primarily within North America, with less than 10 percent of our revenues shipping to locations outside North America. Our customers are glass distributors, contractors, curtainwall subcontractors and commercial glass fabricators, including our own window manufacturing and installation businesses.

Apogee serves primarily the architectural glass market, and we are well positioned as the leader in North America in the supply of a wide range of high performance architectural glass products to the commercial building industry and other institutions. Viracon, the largest business in this segment, holds an estimated 15 percent share of the overall U.S. non-residential glass market and is focused on the two largest sectors of this market: the $340 million core market, which requires custom coated, fabricated products for large, complex projects with lead times of four weeks or longer, and the $640 million broader market, which demands both coated and uncoated glass that can be installed in basic insulating units or laminated and delivered in four weeks or less and is more regional.

With our focus on reducing our customer lead times over the past three years, we have started servicing smaller projects in their broader market with fabricated coated and uncoated products. During fiscal 2004, our revenues from these projects were almost $30 million. Because products for the broader market must be delivered in four weeks or less, we are focused on increasing our sales to customers within 500 miles of our southern Minnesota and Georgia plants.

Harmon, Inc.’s estimated share within the regional markets served with its offices located in 13 U.S. cities ranges from 10 to 15 percent; Wausau’s share of the non-residential aluminum window and curtainwall market is 2 percent; and Linetec’s share of U.S. architectural finishing market is 5 percent.

We offer complete design, engineering, installation and replacement or glazing services for commercial, institutional and other buildings in 13 metropolitan areas in the United States through Harmon, Inc. We bid and negotiate these curtainwall and window projects with owners, architects, general contractors and property managers. While the installation of building glass in new construction projects is the primary focus of our installation business, we are broadening our offerings for glass services and retrofitting the outside skin of older commercial and institutional buildings. In some markets we offer 24-hour replacement service for storm or vandalism damage. Our in-house engineering capabilities allow us to duplicate the original design or create a completely new appearance for renovated buildings.

Wausau designs and manufactures high-quality window and curtainwall systems, engineered to be thermally efficient, utilizing high-strength polyurethane to limit the transfer of heat or cold through the window frame, primarily for commercial and institutional buildings in the United States. These products meet high standards of wind load capacity and resistance to air and moisture infiltration. Products are marketed primarily in the United States through a nationwide network of trained distributors and a direct sales staff. Wausau typically provides window or wall quotations to glazing subcontractors, including our own installation business, which in-turn bids more inclusive glass and glazing packages to general contractors for projects in the United States. At all levels, the low-bid is an advantageous competitive position, if specified performance, warranty, aesthetic and operational characteristics are met. On complex work, engineering capability and ease of installation also become qualifying factors for window and wall manufacturers.

Harmon, Inc. and Wausau continue to develop a variety of hurricane systems incorporating laminated glass from Viracon and other manufacturers in response to new building code requirements in Florida and along the East and Gulf Coasts. Although implementation of new hurricane and energy codes is inconsistent, demand for these products is expected to increase significantly in coming years. Our businesses are also capturing major government projects requiring blast-resistant glass.

Our finishing business serves the architectural, industrial and commercial metal fabricator markets (including Wausau), as well as building product manufacturers and interior window covering businesses in the Unites States and Canada.

LSO Segment. The Company’s Tru Vue brand is one of the largest domestically manufactured brands for the value-added picture-framing glass market. Under this brand, we provide our customers with a full array of picture-framing glass products, including clear, reflection control, anti-reflective and conservation glass. The products are distributed primarily in North America through independent distributors, which, in turn, supply local picture-framing markets. The Company also has limited distribution in Europe, Australia and New Zealand. We continue to convert the custom picture framing industry from clear glass to our proprietary value-added glass, TruGuard™, which preserves pictures and art. Through Tru Vue’s leadership, the custom picture framing industry continues to convert to value-added picture framing glass and acrylic, a trend that is expected to continue and has helped Tru Vue boost its sales of these products approximately 20 percent annually for several years. Tru Vue holds an estimated 27 percent of the domestic custom framing glass market and approximately 60 percent of the niche that has been converted to value-added glass.

This segment also develops advanced, optical coatings for glass and acrylic for display and imaging applications for the consumer electronics market. These products are used in projection televisions and picture-framing glazing, as well as imaging devices such as scanners and copiers. These optical coatings are marketed to both domestic and foreign manufacturers of consumer electronics products and accessories. These customers provide further assembly, marketing and distribution to end-users. Based on growth projections for value-added glass, we will eventually need more of the capacity at the Minnesota plant for picture framing, thus we are transitioning away from some consumer electronics coatings.

Auto Glass Segment. The Company’s manufacturing business, Curvlite, serves primarily two windshield markets, domestic and foreign automotive replacement glass (ARG) and original equipment manufacturers’ (OEM) windshields for recreational vehicles and buses. Curvlite has approximately 5% to 6% of the aftermarket automotive windshield manufacturing market. Under a multi-year agreement with PPG Industries, Inc. (PPG) expiring in July 2005, Curvlite’s automotive replacement glass production is primarily dedicated to supplying windshields to PPG. In March 2004, we received the required advance notice from PPG indicating that the windshield supply agreement Curvlite operates under will be terminated on the expiration date in July 2005, which is during fiscal 2006. We are in discussions with PPG regarding a new supply agreement.

In an effort to enhance efficiency, geographic coverage and customer service in the distribution of auto replacement glass, the Company and PPG combined their U.S. automotive replacement glass distribution businesses in July 2000 to create a new entity, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The results of PPG Auto Glass are recorded in earnings from equity in affiliated companies.

During fiscal 2004, the Company sold its subsidiary, Harmon AutoGlass. Further information regarding the transaction is provided under “Discontinued Operations” in Item 7 and Footnote 12 to the Consolidated Financial Statements below.

Warranties

We offer warranties on our products which we believe are competitive for the markets in which those products are sold. The nature and extent of these warranties depend upon the product, the market and in some cases the customer being served. Viracon and Wausau generally offer warranties up to 10 years, while our other businesses offer warranties of 2 years or less. In the event of a product claim against a product in which we have received a warranty from the supplier, we will pass the claim back to our supplier. We carry liability insurance and reserve for warranty exposures, as our insurance does not cover warranty claims. There can be no assurance that our insurance will be sufficient to cover all liability claims in the future or that the costs of this insurance and the related deductibles will not increase materially or that liability insurance will be available on terms acceptable to the Company in the future.

Sources and Availability of Raw Materials

Materials used within the Architectural segment include raw glass, vinyl, insulated glass spacer frames, silicone desiccant, metal targets, aluminum extrusions, chemicals, paints, lumber, urethane and plastic extrusions. All of these materials are readily available from a number of sources, and no supplier delays or shortages are anticipated. While certain glass products may only be available at certain times of the year, all standard glass colors are available throughout the year in abundant quantities. Chemicals purchased range from commodity to specifically formulated types of chemistries.

Materials used within the LSO segment include glass, hard-coated acrylic, acrylic substrates, coating materials and chemicals. Currently, the chemicals used for the UV resistant coating at Tru Vue are readily available from only one supplier, which meets the Company’s specifications for this proprietary technology. Tru Vue is currently seeking to qualify other suppliers and alternate technologies.

Within the AutoGlass segment, raw materials consist primarily of flat glass and polyvinyl butyral, which are available from a number of sources.

The Company believes a majority of its raw materials are available from a variety of domestic sources.

Trademarks and Patents

The Company has several trademarks and trade names which it believes have significant value in the marketing of its products. Despite being a point of differentiation from its competitors, no single patent is considered to be material to the Company. Within the Architectural segment, Linetec® and Finisher of Choice® are registered trademarks of the Company. Harmon™ and AdVantage™ are listed trademarks of the Company.

Within the LSO segment, Viratec®, Tru Vue®, TruGuard®, Conservation Clear®, Conservation Reflection Control®, Museum Glass®, Optium®, Pricing for Profit®, AR Glass®, Reflection Control®, UltraClear®, PerfectView®, UltiMat® and UltiBlack® are registered trademarks. Reflection Free Acrylic™ and Museum Security Glass™ are trademarks of the Company. Tru Vue has several patents pertaining to its glass coating methods. Tru Vue also holds several patents on its proprietary products, including its UV coating and etch processes for non-reflective glass.

PPG Auto Glass™ is a trademark of PPG.

The Company had developed and maintained various patents related to TerraSun, the Company’s research and development joint venture which the Company discontinued funding in fiscal 2002. During fiscal 2003, the Company donated all of the technology and patents to the Illinois Institute of Technology.

Seasonality

Within the Architectural segment, there is a slight seasonal effect following the commercial construction industry, with demand in late spring to late autumn that is slightly higher than during the balance of the year. The construction industry is highly cyclical in nature and can be influenced differently by the effects of the localized economy in various geographic markets.

The businesses in the LSO segment depend, in part, on sales by manufacturers of products such as rear projection televisions, computer displays and scanners, and retail picture-framing products. In particular, the rear projection television market is highly cyclical and can be seasonal, with a significant increase in sales occurring between Thanksgiving and late January. The impact of this will be reduced as we transition from consumer electronics to picture framing glass. Picture framing sales also tends to have an increase in the pre-holiday late fall, early winter timeframe.

The markets that are served by the businesses in the Auto Glass segment tend to be seasonal in nature. However, our agreement with PPG allows us to manufacture and sell our after-market automotive replacement windshield products evenly throughout the year.

Working Capital Requirements

Within the Architectural segment, receivables can be extended based on the retention amounts and project durations. Payment terms offered our customers are similar to those offered by others in the industry. However, inventory requirements are not significant to the businesses within this segment since we make-to-order rather than build-to-stock for the majority of our products. As a result, inventory levels follow the customer demand for the products produced.

Due to the PPG supply agreement, the Company’s manufacturing unit maintains level volumes throughout the year for PPG, which purchases and stores the product at a PPG warehouse. In turn, this provides a just-in-time inventory relationship between PPG and PPG Auto Glass. Therefore, limited finished goods inventory is maintained within the segment, which causes a limited demand on working capital.

Dependence on a Single Customer

We do not have any one customer that exceeds 10 percent of the Company’s consolidated revenues; however, there are important customers within each of our segments whose loss could have an adverse effect on the Company.

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

Backlog

At February 28, 2004, the Company’s total backlog of orders considered to be firm was $230.6 million compared with $153.3 million at March 1, 2003. Of this amount, approximately $224.5 million and $147.3 million of the orders were in the Architectural segment at February 28, 2004 and March 1, 2003, respectively. $214.8 million, or 93 percent, of the Company’s backlog is expected to be produced and shipped in fiscal 2005. The Company’s backlog of orders is not indicative of future results of the Company.

Competitive Conditions

Architectural Segment. The markets served by the businesses within the Architectural segment are very competitive, price and lead-time sensitive, and affected by changes in the North American commercial construction industry as well as changes in general economic conditions. The companies within the Architectural segment primarily serve the custom portion of the construction market in which the primary competitive factors are product quality, reliable service, warranty and the ability to provide technical engineering and design services.

In recent times, there has been a shift in competition for the Architectural segment’s largest business unit, Viracon. The market has expanded from three glass fabricators in the high-end performance market each with less capacity than Viracon, to include additional competition from regional glass fabricators with shorter lead times incorporating high performance, post-temperable glass products, procured from primary glass suppliers, into their insulated glass products. The availability of these products has enabled the regional fabricators in some cases to bid on more complex projects than in the past.

Harmon, Inc. largely competes against local and regional construction companies and glazing contractors where the primary competitive factors are quality engineering, service and price. Wausau competes against several major aluminum window manufacturers in various market niches. With products at the high-end of the performance scale, and one of the industry’s best standard warranties for repair or replacement of defective product, Wausau effectively leverages a well-earned reputation for engineering quality and delivery dependability into a position as a preferred provider. Linetec competes against regional paint and anodizing companies and national window covering companies.

LSO Segment. Product pricing, service and quality are the primary competitive factors in the markets within the LSO segment. The Company’s competitive strength includes our excellent relationships with our customers. We compete in the value-added and conservation glass markets in North America based on the product performance afforded by our proprietary, patented processes. Until recently, we have been the only company in the picture-framing industry that has been able to produce UV products in any meaningful supply and at a consistent, high level of quality. While there is significant price sensitivity in regard to sales of clear glass to picture framers, there is significantly less pricing pressure on our value-added glass products.

Tru Vue also competes with a few significant coating manufacturers and fabricators and numerous smaller specialty coaters and fabricators in North America and abroad in the consumer electronics part of its business. Competitors in the consumer electronic market include companies developing new coatings, such as wet coatings for flat panel displays, as well as competitors who supply sputter coated films similar to those produced by us. Customers’ selection of anti-reflective products is driven by quality, price, service and capacity.

Auto Glass Segment. The Auto Glass segment competes with original equipment and after-market automotive replacement glass fabrication facilities worldwide on the basis of pricing and customer service. Pricing through the entire supply chain has been affected by overcapacity in the market and the influx of imported products.

Research and Development

The amount spent on research and development activities over the past three fiscal years was $4.0 million, $3.9 million and $2.8 million in fiscal 2004, 2003 and 2002, respectively. Our research and development has been focused primarily upon development of new proprietary products and system enhancements in our Architectural and LSO segments.

In fiscal 2002, the Company decided to discontinue funding TerraSun, LLC (TerraSun), our research and development joint venture of which the Company had a 50 percent interest. As a result, TerraSun ceased its operations. TerraSun had been developing holographic optical technologies for lighting and energy systems applications. In connection with the closure of TerraSun, we acquired TerraSun’s proprietary technology. We donated the patented technology developed by TerraSun to the Illinois Institute of Technology (IIT) in the fourth quarter of fiscal 2003. Until the TerraSun patents expire, the Company will have a first right of refusal for the purchase of any architectural product applications developed by IIT based on these patents.

Environment

We use hazardous materials in our manufacturing operations and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of wastes. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that we believe enable us to deal properly with the regulated materials used in our manufacturing processes and wastes created by the production processes, and we have implemented a program to monitor our compliance with environmental laws and regulations. Although we believe we are currently in material compliance with such laws and regulations, current or future laws and regulations could require us to make substantial expenditures for compliance with chemical exposure, waste treatment or disposal regulations. During fiscal 2003, we spent approximately $1.4 million at facilities to reduce wastewater solids and further reduce hazardous air emissions. We expect to incur costs to continue to comply with laws and regulations in the future, but do not expect these to be material to our financial statements.

Employees

The Company employed 4,128 persons at February 28, 2004, of whom approximately 775 were represented by labor unions. The Company is a party to 53 collective bargaining agreements with several different unions. Approximately 2 percent of the collective bargaining agreements representing 196 employees were set to expire during fiscal 2005. These agreements have been negotiated and settled in the first quarter of fiscal 2005. The number of collective bargaining agreements to which the Company is a party will vary with the number of cities in which our Harmon, Inc. subsidiary has active nonresidential construction contracts. The Company considers its employee relations to be very good and has not recently experienced any significant loss of workdays due to strike. We are highly dependent upon the continuing services of certain technical and management personnel.

Sale of Harmon AutoGlass

During fiscal 2004, the Company sold its subsidiary, Harmon AutoGlass. Further information regarding the transaction is provided under “Discontinued Operations” in Item 7 and Footnote 12 to the Consolidated Financial Statements below.

Foreign Operations and Export Sales

During the years ended February 28, 2004, March 1, 2003 and March 2, 2002, the Company’s export sales, principally from Architectural operations, amounted to approximately $30.3 million, $37.2 million and $35.0 million, respectively.

Available Information

The Company maintains a website at www.apog.com. Through a link to a third-party content provider, this corporate website provides free access to the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing such material with, or furnishing it to, the Securities and Exchange Commission. Also available on our website are various corporate governance documents, including our Code of Business Ethics and Conduct, Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter, and Nominating and Corporate Governance Committee charter.

ITEM 2.	PROPERTIES

The following table lists, by segment, the Company’s major facilities as of February 28, 2004, the general use of the facility and whether it is owned or leased by the Company.

Facility	Location	Owned/ Leased	Size (sq. ft.)	Function
Architectural Segment
Viracon	Owatonna, MN	Owned	765,500	Mfg/Admin
Viracon	Statesboro, GA	Owned	340,800	Mfg
Viracon	Owatonna, MN	Leased	6,400	Maintenance
Harmon, Inc. Headquarters	Minneapolis, MN	Leased	11,400	Admin
Wausau Window and Wall Systems	Wausau, WI	Owned	308,800	Mfg/Admin
Wausau Window and Wall Systems	Stratford, WI	Leased	33,400	Mfg
Linetec	Wausau, WI	Owned	336,400	Mfg/Admin

LSO Segment
Tru Vue	McCook, IL	Owned	300,000	Mfg/Admin
Tru Vue	Orlando, FL	Leased	19,300	Mfg/Admin
Tru Vue	Faribault, MN	Owned	204,600	Mfg/Admin

Auto Glass Segment
Viracon/Curvlite	Owatonna, MN	Owned	129,300	Mfg/Admin
Viracon/Curvlite	Owatonna, MN	Leased	155,000	Warehouse/Admin

Other
Apogee Corporate Office	Minneapolis, MN	Leased	20,200	Admin

In addition to the locations indicated above, Architectural’s Harmon, Inc. unit operates from 15 leased locations, serving 13 metropolitan areas. We continue to own 17 locations that did not transfer with the sale of Harmon AutoGlass. These properties are recorded as assets held for discontinued operations.

The Curvlite plant, a portion of the Wausau Window and Wall Systems facility, the Linetec paint facility, and the owned Tru Vue facility were constructed with the use of proceeds from industrial revenue bonds issued by their applicable cities. These properties are considered owned since, at the end of the bond term, title reverts to the Company.

ITEM 3.	LEGAL PROCEEDINGS

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practices, workers compensation, general liability and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended February 28, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions with Apogee Enterprises and Five-Year Employment History
Russell Huffer	54

Chairman of the Board of Directors of the Company since June 1999 and Chief Executive Officer and President of the Company since January 1998. Various management positions within the Company since 1986.

Michael B. Clauer	47

Executive Vice President since November 2000. Chief Financial Officer (CFO) from November 2000 through February 2004. CFO at Open Port Technology from March 2000 to November 2000. Executive Vice President and CFO for Budget Group, Inc. from November 1997 to February 2000. Various financial management positions at PepsiCo, Inc. from 1987 to November 1997.

William F. Marchido	53	Chief Financial Officer since February 2004. Chief Financial Officer at Siemens Dematic, a division of Siemens AG of Germany, since 1988.
Patricia A. Beithon	50	General Counsel and Secretary since September 1999. Divisional Legal Counsel for Pfizer, Inc. subsidiaries, American Medical Systems, Inc. and Schneider (USA), Inc. from 1990 to 1999.
Gary R. Johnson	42	Vice President-Treasurer since January 2001. Various management positions within the Company since 1995.
James S. Porter	43	Vice President of Strategy and Planning since 2002. Various management positions within the Company since 1997.

Executive officers are elected annually by the Board of Directors and serve for a one-year period. There are no family relationships between the executive officers or directors of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

Apogee common stock is traded on the Nasdaq National Market (Nasdaq), under the ticker symbol APOG. During the fiscal year ended February 28, 2004, the average trading volume of Apogee common stock was 2,405,000 shares per month, according to Nasdaq.

As of April 28, 2004, there were 27,454,000 shares of common stock outstanding, of which about 6.0 percent were owned by directors and executive officers of Apogee. At that date, there were approximately 1,911 shareholders of record and 5,200 shareholders for whom securities firms acted as nominees.

The following chart shows the quarterly range and year-end closing bids for one share of the Company’s common stock over the past five fiscal years.

	Quarter												Year-end Close
	First			Second			Third			Fourth
	Low		High	Low		High	Low		High	Low		High
2000	$8.750	-	$13.750	$7.875	-	$14.313	$5.688	-	$8.625	$4.000	-	$6.313	$5.000
2001	3.313	-	5.500	3.250	-	4.531	4.313	-	6.063	4.625	-	9.500	9.000
2002	6.281	-	11.990	9.250	-	15.700	6.860	-	17.000	9.990	-	18.650	11.300
2003	11.400	-	15.600	10.150	-	15.330	8.600	-	12.390	7.570	-	10.380	8.170
2004	7.900	-	11.190	8.380	-	11.530	9.970	-	13.070	10.500	-	12.810	12.500

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

	First	Second	Third	Fourth	Total
2000	$0.053	$0.053	$0.053	$0.053	$0.210
2001	0.053	0.053	0.053	0.053	0.210
2002	0.053	0.053	0.055	0.055	0.215
2003	0.055	0.055	0.058	0.058	0.225
2004	0.058	0.058	0.060	0.060	0.235

ITEM 6.	SELECTED FINANCIAL DATA

The following information should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.

(In thousands, except per share data and percentages)*	2004	2003	2002	2001	2000
Results from Operations Data
Net sales	$535,329	$584,882	$597,792	$655,963	$655,071
Gross profit	94,467	145,224	142,333	129,501	121,846
Operating income	7,747	45,568	42,114	32,986	29,366
Earnings from continuing operations	4,632	28,882	25,242	14,745	8,518
Net (loss) earnings	(5,593)	29,915	26,142	15,002	12,175
Earnings (loss) per share – basic
Continuing operations	0.17	1.05	0.90	0.53	0.31
Net (loss) earnings	(0.21)	1.09	0.94	0.54	0.44
Earnings (loss) per share – diluted
Continuing operations	0.17	1.02	0.88	0.53	0.31
Net (loss) earnings	(0.20)	1.06	0.91	0.54	0.44
Balance Sheet Data
Current assets	$157,854	$171,463	$175,084	$175,191	$214,442
Total assets	335,203	382,841	409,116	432,679	481,173
Current liabilities	90,638	120,428	127,239	137,437	135,416
Long-term debt	39,650	47,258	69,098	104,206	164,371
Shareholders’ equity	167,456	178,210	170,934	148,292	137,772
Cash Flow Data
Depreciation and amortization	$19,748	$20,798	$23,102	$25,822	$25,721
Capital expenditures	11,459	11,208	7,703	9,714	41,403
Dividends	6,450	6,246	6,078	5,834	5,833
Other Data
Gross margin – % of sales	17.6	24.8	23.8	19.7	18.3
Operating margin – % of sales	1.4	7.8	7.0	5.0	4.4
Effective tax rate	NM	28.9	30.4	38.8	50.8
Working capital	$67,216	$51,035	$47,845	$37,754	$79,025
Long-term debt as a % of total capital	19.1	21.0	28.8	41.3	54.4
Return on:
Average shareholders’ equity – %	(3.2)	17.1	16.4	10.5	9.1
Average invested capital *** – %	(2.3)	11.5	9.6	5.0	3.7
Dividend yield at year-end – %	1.9	2.8	1.9	2.3	4.2
Book value per share	6.12	6.55	6.03	5.33	4.97
Price/earnings ratio at year-end	NM	8:1	12:1	17:1	11:1
Average monthly trading volume	2,405	2,669	4,043	3,545	2,666

(In thousands, except per share data and percentages)*	1999	1998	1997	1996	1995	1994**
Results of Operations Data
Net sales	$603,983	$563,292	$504,636	$439,967	$405,360	$325,351
Gross profit	115,310	115,717	102,689	77,724	68,714	54,759
Operating income	38,106	43,093	39,756	27,976	26,449	18,264
Earnings from continuing operations	17,959	23,465	24,487	17,377	16,119	13,117
Net earnings (loss)	25,233	(51,055)	26,220	17,836	13,050	3,833
Earnings (loss) per share – basic
Continuing operations	0.65	0.84	0.89	0.64	0.60	0.50
Net earnings (loss)	0.91	(1.84)	0.96	0.66	0.49	0.14
Earnings (loss) per share – diluted
Continuing operations	0.65	0.83	0.87	0.64	0.60	0.49
Net earnings (loss)	0.91	(1.80)	0.93	0.65	0.48	0.14
Balance Sheet Data
Current assets	$204,308	$206,858	$159,095	$149,414	$155,608	$123,301
Total assets	466,389	405,526	410,522	327,233	317,085	257,877
Current liabilities	119,796	97,750	86,178	83,574	90,876	92,536
Long-term debt	165,097	151,967	127,640	79,102	80,566	35,688
Shareholders’ equity	130,664	109,600	172,150	138,922	124,628	114,062
Cash Flow Data
Depreciation and amortization	$18,142	$15,984	$12,913	$8,115	$8,362	$7,812
Capital expenditures	74,909	31,043	23,237	9,765	12,944	6,996
Dividends	5,666	5,251	4,806	4,453	4,154	3,841
Other Data
Gross margin – % of sales	19.1	20.5	20.3	17.7	17.0	16.8
Operating margin – % of sales	6.3	7.7	7.9	6.4	6.5	5.6
Effective tax rate	37.6	37.4	31.5	35.4	35.1	32.6
Working capital	$84,512	$109,108	$72,917	$65,840	$64,732	$30,765
Long-term debt as a % of total capital***	55.8	58.1	42.6	36.3	39.3	23.8
Return on:
Average shareholders’ equity – %	21.0	(36.2)	16.9	13.5	10.9	3.4
Average invested capital *** – %	8.3	(16.7)	9.2	7.6	6.7	2.4
Dividend yield at year-end – %	2.4	1.5	0.9	1.7	1.8	2.0
Book value per share	4.73	3.99	6.17	5.14	4.64	4.28
Price/earnings ratio at year-end	10:1	NM	21:1	15:1	18:1	50:1
Average monthly trading volume	1,962	4,065	4,795	1,776	1,613	519

*	Share and per share data have been adjusted for the fiscal 1997 stock dividend.

**	Fiscal 1994 figures reflect the cumulative effect of a change in accounting for income taxes, which increased net earnings by $0.5 million, or 2 cents per share.

***	Long-term debt + long-term self-insurance reserves + other long-term liabilities + shareholders’ equity

NM=Not meaningful

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted below. From time to time, we also may provide oral and written forward-looking statements in other materials we release to the public such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the following: Operational risks within (A) the Architectural segment: i) competitive, price-sensitive and changing market conditions, including unforeseen delays in project timing and work flow; ii) economic conditions and the cyclical nature of the North American commercial construction industry; iii) product performance, reliability or quality problems that could delay payments, increase costs, impact orders or lead to litigation; and iv) the segment’s ability to fully utilize production capacity; (B) the Large-Scale Optical segment: i) integration of the two manufacturing facilities in this segment; ii) timing of the transition of manufacturing capacity from consumer electronics to picture framing products; iii) markets that are impacted by consumer confidence; iv) dependence on a relatively small number of customers; and v) ability to utilize manufacturing facilities; and (C) the Auto Glass segment: i) negotiation of a new long-term supply agreement between Curvlite and PPG Industries; ii) changes in market dynamics; iii) market seasonality; iv) highly competitive, fairly mature industry; and v) performance of the PPG Auto Glass, LLC joint venture. Additional factors include: i) quarterly revenue and operating results that are volatile; ii) the possibility of a material product liability event; iii) the costs of compliance with governmental regulations relating to hazardous substances; iv) management of discontinued operations exiting activities; and v) foreign currency risk related to discontinued operations. The Company cautions readers that actual future results could differ materially from those described in the forward-looking statements. For a more detailed explanation of the foregoing and other risks and uncertainties, see Exhibit 99 to this Form 10-K.

The Company wishes to caution investors that other factors might in the future prove to be important in affecting the Company’s results of operations. New factors emerge from time to time; and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leader in technologies involving the design and development of value-added glass products, services and systems. The Company is organized in three segments: Architectural products and services (Architectural), Large-scale optical (LSO) and Automotive replacement glass and services (Autoglass). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass and windows comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, a leading fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems, a manufacturer of custom aluminum window systems and curtainwall; and Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters. Our LSO segment consists of Tru Vue, a value-added glass and acrylic manufacturer for the custom framing and pre-framed art markets, and a producer of optical thin film coatings for consumer electronics displays. Our Autoglass segment consists of Viracon/Curvlite, a U.S. fabricator of aftermarket foreign and domestic car windshields.

Our Architectural segment is the largest and most cyclical segment in our portfolio. The segment services the commercial construction markets, which have been in the low end of the construction cycle for the past two years and did not begin to turn around during our fiscal 2004 as we had anticipated. Although we outperformed the nonresidential construction market based on reports by F.W. Dodge, a leading independent provider of construction industry analysis, forecasts and trends, industry conditions led to lower volume, project delays and pricing pressures. Additionally, isolated project management issues impacted margins in our glass installation business; and we did not anticipate the severity of the downturn and reduce segment costs quickly enough in fiscal 2004 to offset the declining demand. We are expecting market conditions to continue at the current level through fiscal 2005 with moderate market growth to begin in late fiscal 2005. These expectations are based on market forecasts provided by external sources that may not come to fruition. Additionally, we are expecting our installation business to be better able to manage projects in fiscal 2005 and, once the current backlog of jobs runs its course in early fiscal 2005, our outlook reflects this improvement in project management.

Through our identified growth strategies, we intend to capitalize on current high-potential products and markets in the Architectural segment, while adding complementary services demanded by our customers. In architectural glass, we are working to increase market share to offset our markets that are not expected to grow significantly through fiscal 2007. We are focused on increasing sales in education and health care, in addition to our already strong presence in office buildings, and also increasing our sales in certain domestic geographic markets where our presence is not as strong as in other regions.

A second architectural glass opportunity that we have targeted is to provide smaller, less complex projects with coated, fabricated glass. This broader market is regional in nature because of the shorter lead times demanded by customers. We will serve a portion of this growing regional fabrication market from our plants in Minnesota and Georgia, and we are considering investing in additional facilities to expand our coverage in the U.S.

Another architectural strategic initiative involves our architectural products and services businesses which install glass on new buildings, renovate window and curtainwall systems on older buildings, provide glass services, and design and assemble windows and curtainwall. We are improving the performance of these businesses, while also focusing on opportunities to expand our renovation and glass installation work in current markets. In addition, we are considering expansion into storefront and entrance products that will allow us to grow sales of our window and curtainwall products by offering a full product line from a single source.

Within our LSO segment, we are implementing strategies to drive greater penetration of value-added glass in traditional custom framing markets, as well as in newer institutional fine art and international sectors. During fiscal 2004, it was determined that the pricing pressures, competitive nature and our inability to compete in the consumer electronic markets was resulting in unpredictable and unprofitable results. Accordingly, we decided to focus on further expanding the use of value-added glass in the picture framing industry where our leadership position can be enhanced. Two recent decisions will further our focus on picture framing: we integrated the two businesses in the segment, resulting in cost savings and greater coating capacity to meet the growing demand for picture framing products, and, in the first quarter of fiscal 2005, sold our small framing matboard line, a non-strategic product line. Expenses relating to re-focusing this segment are anticipated to continue through fiscal 2005 as we identify more efficient means to manufacture and distribute our picture- framing products and direct our attention away from some consumer electronic markets.

The Autoglass segment experienced the greatest change during this past fiscal year. Through the sale of Harmon Autoglass, an under-performing business serving an extremely competitive market, a key step in our overall strategic repositioning was accomplished. The Harmon Autoglass business is reported as a discontinued operation throughout this discussion and the following financial statements. The remaining business, which manufactures aftermarket windshields primarily for a single customer, PPG Industries, Inc. (PPG), continues to perform at adequate levels, and we will continue to operate this business to maximize its cash flow. However, this market continues to experience pricing pressures due to the influx of offshore products. Additionally, pressure from insurance companies, which usually pay for retail windshield replacements, to lower costs, has put pressure throughout the supply chain. These influences also affect the performance of our joint venture reported in “equity in earnings (loss) of affiliated companies.” In March 2004, we received the required advance notice from PPG indicating that the windshield supply agreement Curvlite operates under will be terminated on the expiration date in July 2005, which is during fiscal 2006. We are in discussions with PPG regarding a new supply agreement. This is not anticipated to have a material effect on fiscal 2005 earnings.

Results of Operations

Net Sales

(Dollars in thousands)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Net sales	$535,329	$584,882	$597,792	(8.5%)	(2.2%)

Fiscal 2004 Compared to Fiscal 2003

Consolidated net sales decreased 8.5 percent in fiscal 2004 to $535.3 million from $584.9 million in fiscal 2003. The net decrease was primarily attributable to volume reductions and lower pricing due to competitive pressures in the Architectural segment, and the continued slowdown in the commercial construction industry. Weak conditions in the commercial construction market caused projects to delay throughout the year, resulting in a continual delay in the activity and, accordingly, adversely impacting revenues recognized in fiscal 2004.

Fiscal 2003 Compared to Fiscal 2002

Consolidated net sales decreased 2.2 percent in fiscal 2003 to $584.9 million from $597.8 million in fiscal 2002. The net decrease was attributable to a slowdown in the commercial construction industry affecting the Architectural segment, and volume reductions and lower pricing due to competitive pressures in the Auto Glass segment. These reductions were partially offset by revenue gains in the LSO segment from new product introductions and conversions of our customers to our higher-margin, value-added picture-framing glass.

Performance

The relationship between various components of operations, stated as a percentage of net sales, is illustrated below for the past three fiscal years.

(Percentage of net sales)	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.4	75.2	76.2

Gross profit	17.6	24.8	23.8
Selling, general and administrative expenses	16.2	17.0	16.8

Operating income	1.4	7.8	7.0
Interest income	0.1	0.2	0.4
Interest expense	0.6	0.9	1.1
Other income, net	0.0	0.2	0.0
Equity in loss of affiliated companies	(0.6)	(0.4)	(0.2)

Earnings from continuing operations before income taxes	0.3	6.9	6.1
Income tax	(0.6)	2.0	1.9

Earnings from continuing operations	0.9	4.9	4.2
(Loss) earnings from discontinued operations, net of income taxes	(1.9)	0.2	0.2

Net (loss) earnings	(1.0)%	5.1%	4.4%

Fiscal 2004 Compared to Fiscal 2003

On a consolidated basis, cost of sales, as a percentage of net sales, increased to 82.4 percent for fiscal 2004, from 75.2 percent in fiscal 2003. The primary factors for the 7.2 percentage point decrease in margins were the effects of the slowed commercial construction market affecting the Architectural segment, resulting in reduced volume, pricing pressures, as well as project management issues encountered at our glass installation business. Additionally, the LSO segment recognized integration costs and a charge associated with the sale of its matboard product line that, collectively, resulted in a 0.2 percentage point impact. These costs were offset by increased sales of higher value-added products in the LSO segment.

Selling, general and administrative (SG&A) expenses, as a percentage of net sales, decreased to 16.2 percent from 17.0 percent as expenses declined year-over-year from $99.7 million to $86.7 million in fiscal 2004. Nearly all of the decreases occurred in the Architectural segment as a result of lower performance-based incentive expenses, and lower salary and wage-related expenses from reduced headcount. These were offset by increases in outside consulting fees and lower gains from sales of non-strategic assets in the current year versus the prior period.

Net interest expense decreased to $3.1 million for fiscal 2004 from $3.4 million in fiscal 2003, reflecting lower borrowing levels and a lower weighted-average interest rate under our revolving credit agreement. Other income in fiscal 2004 was only $0.1 million versus $1.0 million in the prior year, which reflected the pretax benefit of realized gains on the sale of investments held for our self-insurance program in fiscal 2003. As part of normal investment portfolio management, our wholly owned insurance subsidiary sold appreciated marketable debt securities, creating this gain in the prior period.

Our equity in loss from affiliated companies was $3.2 million in fiscal 2004, versus equity in loss of $2.5 million in the prior year. The additional loss is related to a decline in the performance of the PPG Auto Glass joint venture as a result of a very competitive auto glass replacement industry, which has experienced reduced volume and lower pricing.

Our income tax benefit of $3.1 million in the current year represents a statutory tax rate of 37.7 percent offset by tax credits and other deductions realized for tax that did not require book expense, the most significant of which related to research and development tax credits and a higher valuation of a charitable donation of a patent donated in fiscal 2003.

Our fiscal 2004 earnings from continuing operations decreased to $4.6 million or $0.17 diluted earnings per share. This compared to earnings from continuing operations of $28.9 million, or $1.02 diluted earnings per share, a year earlier. The decrease in earnings is largely attributable to the revenue decline and operational issues in our Architectural segment.

Current year loss from discontinued operations was $10.2 million or $0.37 diluted earnings per share, compared to $1.0 million in earnings or $0.04 diluted earnings per share in fiscal 2003. During the second quarter of fiscal 2004, we announced plans to sell Harmon AutoGlass. During the third quarter, we signed a definitive agreement to sell the business to Synergistic International, Inc., a subsidiary of The Dwyer Group of Waco, Texas, and the sale was finalized during the fourth quarter. All prior period results have been restated to reflect Harmon AutoGlass as a discontinued operation. The current year results include a loss on the sale of Harmon Auto Glass and costs associated with the exit of the business totaling $7.6 million, or $0.27 per diluted share. The remaining loss of $2.6 million, or $0.10 per share, represents Harmon AutoGlass’s operating results for the period in which we owned Harmon AutoGlass. The prior year total includes a loss from operations of Harmon AutoGlass of $2.6 million, or $0.09 per share, offset by income of $3.6 million, or $0.13 per diluted share, related to a reduction in our estimates of the ultimate liabilities for the discontinued European curtainwall operation described under “Discontinued Operations” below.

Our fiscal 2004 net loss was $5.6 million, or $0.20 diluted earnings per share. This compared to $29.9 million of net earnings, or $1.06 diluted earnings per share, a year ago

Fiscal 2003 Compared to Fiscal 2002

On a consolidated basis, cost of sales, as a percentage of net sales, fell to 75.2 percent for fiscal 2003, from 76.2 percent in fiscal 2002. The primary factors for the increased margins were from efficiencies gained as a result of the higher levels of capacity utilization in our LSO segment as well as efficiency gains and sales of higher-margin products in the Architectural segment. The combined impact of these items increased margins by 1.8 percentage points. This was offset by reductions in the Autoglass segment margin caused by reduced pricing.

Selling, general and administrative (SG&A) expenses, as a percentage of net sales, increased to 17.0 percent from 16.8 percent, but remained essentially flat year-over-year at approximately $100 million. Increases in the Architectural segment associated with the renovation initiative were offset in part by reductions in salaries and related costs in the segment as a result of reducing its overall cost structure as well as a reduction related to the elimination of amortization of goodwill. Decreased performance-based incentive expenses, lower training costs, gain on sale of assets and lower bad debt expenses also contributed to offset these higher expenses.

Net interest expense decreased to $3.4 million for fiscal 2003 from $4.9 million in fiscal 2002, reflecting lower borrowing levels and a lower weighted-average interest rate under our revolving credit agreement. The effects of the lower borrowing levels and rate were offset by less interest collected from tax refunds received during the year in comparison to the prior year.

Other income in fiscal 2003 reflects $1.0 million pretax benefit of realized gains on the sale of investments held for our self-insurance program as compared to $0.1 million in the prior year. The increased gains in fiscal 2003 reflect a significant sale of marketable securities. As part of normal investment portfolio management, the Company’s wholly owned insurance subsidiary sold appreciated marketable debt securities, creating this gain.

Our equity in loss from affiliated companies was $2.5 million in fiscal 2003 versus equity in loss of $1.0 million in the prior year. This additional loss is related to a decline in the performance of the PPG Auto Glass joint venture as a result of strong competition and significantly reduced prices. Additionally, amendments made to supply agreements related to the PPG Auto Glass joint venture in the prior year second quarter led to lower earnings during the current year for PPG Auto Glass and increased earnings for the Auto Glass segment in the amount of $2.1 million. These declines were partially offset by the elimination of funding for the TerraSun joint venture, which was shut down during the third quarter of fiscal 2002.

Our effective income tax rate of 28.9 percent of pre-tax earnings from continuing operations decreased from the 30.4 percent of pre-tax earnings from continuing operations reported in fiscal 2002. This reduction was due to the donation of the TerraSun patented technology to the Illinois Institute of Technology in the fourth quarter of fiscal 2003, which resulted in a significant deduction that reduced the fiscal 2003 rate in comparison to the prior year.

Our fiscal 2003 earnings from continuing operations increased to $28.9 million or $1.02 diluted earnings per share. This compared to earnings from continuing operations of $25.2 million, or $0.88 diluted earnings per share, a year earlier. The increase in earnings is largely attributable to the revenue and productivity gains within our LSO segment, the elimination of goodwill amortization (due to a change in accounting standards) and reduced interest and taxes, offset by declines for our Architectural segment and losses from our affiliated companies.

Fiscal 2003 income from discontinued operations is primarily the result of a reduction in our estimates of the ultimate liabilities for the discontinued European curtainwall operation. This resulted in net income of $3.6 million, or $0.13 diluted earnings per share. The remainder represents the operating results of Harmon AutoGlass, which incurred a loss of $2.6 million, or $0.09 diluted earnings per share. In fiscal 2002, income from discontinued operations of $0.9 million consisted entirely of earnings from Harmon AutoGlass. The change in results for Harmon AutoGlass was due to lower pricing within the competitive auto glass market year-over-year.

Our fiscal 2003 net earnings were $29.9 million, or $1.06 diluted earnings per share. This compared to $26.1 million of net earnings, or $0.91 diluted earnings per share, a year ago.

Segment Analysis

Architectural Products and Services (Architectural)

(In thousands)	2004	2003	2002
Net sales	$411,425	$458,811	$479,364
Operating (loss) income	(592)	32,134	34,396
Operating income as a percent of sales	(0.1%)	7.0%	7.2%

Fiscal 2004 Compared to Fiscal 2003. Architectural net sales for fiscal 2004 decreased 10.3 percent to $411.4 million from $458.8 million in fiscal 2003. The decrease is due to the effects of the slowed economy on the North American commercial construction industry as the number of projects to bid and work on, and the pricing on those projects declined. The number and amount of delays in construction project timing also increased during the year. The impact of these items resulted in lower sales for all of our Architectural business units, but primarily affected revenues in our installation and window manufacturing businesses.

The segment experienced an operating loss for the year of $0.5 million compared to operating income in fiscal 2003 of $32.1 million. Operating margin decreased to (0.1) percent for fiscal 2004 from 7.0 percent in fiscal 2003. The reduced revenues had a significant impact on operating income and margin. Hardest hit by project delays in fiscal 2004 were our glass installation, window and architectural glass businesses. The delays, along with pricing pressures and isolated project management issues in the installation group, impacted margins and earnings. Also impacting the segment was the fact that the mix of work included more institutional work, which generally provides lower margins than the office sector projects.

Fiscal 2003 Compared to Fiscal 2002. Architectural net sales for fiscal 2003 decreased 4.3 percent to $458.8 million from $479.4 million in fiscal 2002. The decrease is due to the effects of the slowed economy on the North American commercial construction industry and to delays in construction project timing. The impact of these items resulted in lower sales for most of our Architectural business units. This segment’s revenue decline was partially offset by an increase in institutional projects and revenues earned on renovation projects.

Operating income for the segment in fiscal 2003 decreased 6.6 percent to $32.1 million from $34.4 million in the prior year. Operating margin decreased to 7.0 percent for fiscal 2003 from 7.2 percent in fiscal 2003. The majority of the decline in operating income was due to excess capacity associated with the revenue decline. We took actions in the latter part of the fourth quarter of fiscal 2003 and early part of the first quarter of fiscal 2004 to lower the cost structure to reflect the current market outlook. Additionally, the level of institutional projects, which have lower margins, increased in fiscal 2003. The margin decline was partially offset by manufacturing efficiencies in our glass and window fabricating business units.

Large-Scale Optical Technologies (LSO)

(In thousands)	2004	2003	2002
Net sales	$79,367	$79,705	$67,829
Operating income (loss)	2,793	3,694	(4,350)
Operating income (loss) as a percent of sales	3.5%	4.6%	(6.4%)

Fiscal 2004 Compared to Fiscal 2003. LSO net sales of $79.4 million were flat compared to fiscal 2003. Picture-framing revenues grew approximately 2% with an increase in value-added picture framing glass offset by reduced sales in our clear glass, matboard and consumer electronics business sales. Operating income declined to $2.8 million in fiscal 2004 from $3.7 million in fiscal 2003. The current year results included a $0.6 million charge related to restructuring the segment by merging the two business units in order to focus on picture-framing glass and reduce operating costs and a $1.1 million non-cash charge for the write-down of matboard product line inventory that we disposed of in the first quarter of fiscal 2005.

Fiscal 2003 Compared to Fiscal 2002. LSO net sales of $79.7 million increased 17.5 percent over fiscal 2002 and operating income improved from a loss of $4.4 million to income of $3.7 million in fiscal 2003. These increases were the result of several successful new product introductions, particularly in applying coatings to acrylic, and continued conversions and wider distribution of value-added picture-framing glass. Also contributing were improvements in key consumer electronics and retail framing markets. In addition, operational improvements from the company-wide six-sigma effort improved operating margins for the segment.

Automotive Replacement Glass and Services (Autoglass)

(In thousands)	2004	2003	2002
Net sales	$44,582	$46,423	$50,605
Operating income	7,779	11,800	14,076
Operating income as a percent of sales	17.4%	25.4%	27.8%

Fiscal 2004 Compared to Fiscal 2003. Auto Glass net sales, which includes only our manufacturing business, decreased 4.0 percent to $44.6 million in fiscal 2004. During the fourth quarter of fiscal 2004, pricing under the Company’s supply agreement with PPG, to which a significant percentage of our manufacturing capacity is sold, was changed to better reflect market pricing. This decreased the segment’s revenues by approximately 3.0 percent, or $1.4 million. Manufacturing unit volume increased over the prior year, offsetting some of the pricing declines. Additionally, average manufacturing pricing declined by 13.0 percent in the current year in comparison to fiscal 2003.

Auto Glass operating income decreased to $7.8 million in fiscal 2004 from operating income of $11.8 million in fiscal 2003 due to a combination of overall pricing declines and changes in the pricing terms of the supply agreement with PPG. These items were partially offset by volume increases and operational improvements within our manufacturing business. The net of the above caused the operating margin to decline to 17.4 percent from 25.4 percent.

This segment’s operating income includes results from manufacturing and the market-based pricing amendments to the supply agreements related to the PPG Auto Glass joint venture that were effective in fiscal 2002. We agreed to amend the existing pricing amendments during the fourth quarter of fiscal 2004 in order to reflect declines in market pricing. Beginning with fiscal 2005, this will negatively impact the segment’s results with an offsetting benefit to equity in earnings of affiliates.

Fiscal 2003 Compared to Fiscal 2002. Auto Glass net sales decreased 8.3 percent to $46.4 million in fiscal 2003. The decrease was primarily due to lower prices as a result of competitive pricing pressures. The average price in our manufacturing business declined by more than 20 percent for the current year in comparison to fiscal 2002. Our unit volume remained relatively consistent with the prior year, with declines in the first half of the year followed by improvements in year-over-year volumes in the second half.

Auto Glass operating income decreased to $11.8 million in fiscal 2003 from operating income of $14.1 million in fiscal 2002 due to pricing declines in manufacturing businesses. These items were partially offset by operational improvements as well as gains from the sale of real estate.

Discontinued Operations

We announced on September 10, 2003, that we intended to sell our retail auto glass business, Harmon AutoGlass. On January 2, 2004, the Company completed the cash sale of Harmon AutoGlass. During fiscal 2004, the Company recorded a $7.6 million, after-tax charge, representing a reduction in the carrying value of this business unit to its estimated fair value, less cost to sell. Estimated liabilities have been recorded for committed future cash flows related to the sale. We expect the process for the sale to be finalized during the first quarter of fiscal 2005, with any necessary working capital adjustment to the selling price to be made at that time.

In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of the Company’s detention/security business and its exit from international curtainwall operations. The majority of the future cash expenditures related to these businesses are expected to be made within the next three years. The majority of the reserve relates to the international curtainwall operations, including bonds outstanding, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts. For the outstanding matter within the U.K., the plaintiff is required to file documents with the court by September 2004 at which time we will be able to begin the discovery process and better evaluate the plaintiff demands. For the outstanding matter within France, we are expecting a ruling to be made by the French court by June 2004, which may be appealed. The reserve also covers other liability issues, consisting of warranty and rework issues, relating to these and other international construction projects.

At February 28, 2004, assets and liabilities totaling $4.6 million and $12.9 million, respectively, represented the remaining estimated future net cash outflows associated with the Company’s exit from discontinued operations. This compared to $32.9 million assets and $26.4 million liabilities at March 1, 2003. The net reduction in assets and liabilities relates to Harmon AutoGlass assets and liabilities that were sold during fiscal 2004.

Related Party Transactions

As a result of our 34 percent interest in PPG Auto Glass, in which PPG holds the remaining interest, various transactions the Company enters into with PPG and PPG Auto Glass are deemed to be “related party” transactions. Under the terms of a multi-year agreement expiring in July 2005, our manufacturing auto glass business is committed to selling a significant portion of its windshield capacity to PPG. Terms of the agreement between our manufacturing business and PPG require notification of termination by July 2004. The terms are negotiated equivalent to an arm’s-length basis. In March 2004, we received the required advance notice from PPG indicating that the windshield supply agreement Curvlite operates under will be terminated on the expiration date in July 2005, which is during fiscal 2006. We are in discussions with PPG regarding a new supply agreement. This is not anticipated to have a material effect on fiscal 2005 earnings. Additionally, at the time of formation of PPG Auto Glass, Harmon AutoGlass entered into a multi-year agreement pursuant to which it committed to purchase 75 percent of its windshield requirements from PPG Auto Glass. As part of the sale of Harmon AutoGlass, these purchase commitments remained with Harmon AutoGlass.

Liquidity and Capital Resources

(Cash effect, in thousands)	2004	2003	2002
Net cash provided by operating activities of continuing operations	$18,590	$51,971	$45,893
Capital expenditures	(11,459)	(11,208)	(7,703)
Proceeds from dispositions of property	4,038	4,625	5,491
Borrowing activities, net	(7,840)	(21,940)	(36,296)
Purchases and retirement of Company common stock	(1,292)	(18,000)	—

Operating activities. Cash provided by operating activities of continuing operations was $18.6 million for fiscal 2004 compared to $52.0 million in fiscal 2003. The most significant items that affected the decline from the past year is the reduction of earnings from continuing operations of $24.3 million and increases in non-cash working capital (current assets less cash and current liabilities) of $18.5 million. The increase in non-cash working capital was primarily due to the increase in refundable income taxes, as we are expecting a significant refund during fiscal 2005. Management of working capital resources is a focus for us, and we expect to reduce non-cash working capital in fiscal 2005.

Investing activities. Capital expenditures in fiscal 2004, 2003 and 2002 were $11.5 million, $11.2 million and $7.7 million, respectively. Capital expenditures for the last three years are lower compared to our historical patterns as a direct result of our focus on filling the capacity of significant expansion projects initiated in fiscal 2000 and fiscal 1999. The Architectural segment’s capacity utilization at the end of fiscal 2004 was approximately 60 percent, indicating that capital requirements for expansion will be limited over the foreseeable future as growth initiatives fill the remaining available capacity.

In fiscal 2005, the Company expects to incur capital expenditures as necessary to maintain existing facilities, safety and information systems, as well as some capacity improvements within the LSO segment. Fiscal 2005 expenditures are expected to be less than $15.0 million. This amount does not include any acquisitions or regional expansions that we may consider as part of our overall strategic and performance objectives.

In fiscal 2004, 2003, and 2002, we had proceeds on the sale of certain land, buildings and equipment totaling $4.0 million, $4.6 million and $5.5 million, respectively. We have been focused on reducing our investment in non-core business assets over the past several years, which has resulted in these proceeds. Included in the fiscal 2004 and fiscal 2002 amounts were sale and leaseback agreements on miscellaneous buildings and equipment totaling $4.0 million and $2.1 million, respectively. Under these and other sale and leaseback agreements, we have an option to purchase equipment at projected future fair market value upon expiration of the leases, which occurs after fiscal 2006.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell-off parts of our current businesses.

Financing activities. Net payments on all of our borrowings for fiscal 2004, 2003, and 2002 were $7.8 million, $21.9 million and $36.3 million, respectively. We continued to focus on debt reduction during fiscal 2004, evidenced by the reduction in our debt-to-total capital ratio, which improved to 19.1 percent at the end of fiscal 2004, compared to 21.0 percent at the end of fiscal 2003. The majority of our long-term debt at the end of the year, $31.1 million, consisted of bank borrowings under a syndicated revolving credit facility. We expect to reduce debt further during fiscal 2005.

In April 2003, the Board of Directors authorized the repurchase of 1,500,000 million shares of our Common Stock. We purchased approximately 113,000 shares during fiscal 2004, paying out $1.3 million throughout the year at an average price of $11.44. During fiscal 2003, the Board of Directors authorized the repurchase of 1,500,000 million shares of our Common Stock. We completed this repurchase program by buying back 1,500,000 million shares in fiscal 2003 paying out $18.0 million throughout the year at an average price of $12.00 per share. We also purchased $0.9 million and $1.5 million of Company stock from employees pursuant to terms of board approved compensation plans during fiscal 2004 and 2003, respectively. It is our present intention to use the repurchase shares solely to offset the dilutive impact of management stock option exercises and to fund our equity-based compensation plans. Stock purchases may be made from time to time in the open market at prevailing market prices.

Other financing activities. The following summarizes significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Period
(In thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Borrowings under credit facility	$—	$—	$31,100	$—	$—	$—	$31,100
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Other long-term debt	308	150	—	—	—	—	458
Operating leases (undiscounted)	8,389	7,755	6,956	5,977	1,299	2,191	32,567
Purchase obligations	—	—	—	—	—	—	—
Other obligations	111	5	—	—	—	—	116

Total cash obligations	$8,808	$7,910	$38,056	$5,977	$1,299	$10,591	$72,641

During fiscal 2004, there were no significant changes to our overall debt structure. During fiscal 2003, the Company entered into a four-year, unsecured, revolving credit facility in the amount of $125.0 million. As defined by the credit facility, we are required to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio of more than 3.0 and a debt-to-cash flow ratio of less than 2.75. At February 28, 2004, these ratios were 6.68 and 1.72, respectively. If the Company is not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to the debt-to-cash flow ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. This credit facility replaced the Company’s previously existing $125.0 million secured credit facility. The industrial revenue bonds in the total above are supported by $8.4 million of letters of credit. Amounts available under the $125.0 million credit facility are reduced by the aggregate outstanding principal amount of loans and letter of credit obligations issued under the credit facility. At February 28, 2004, the Company’s available commitment under the facility was $85.0 million. At February 28, 2004, we were in compliance with all of the financial covenants of the credit facility.

From time to time, we acquire the use of certain assets, such as warehouses, automobiles, forklifts, vehicles, office equipment and some manufacturing equipment, through operating leases. Many of these operating leases have termination penalties. However, because the assets are used in the conduct of our business operations, it is unlikely that any significant portion of these operating leases would be terminated prior to the normal expiration of their lease terms. Therefore, we consider the risk related to termination penalties to be minimal.

The other contractual obligations relate to non-compete and consulting agreements with former employees.

	Amount of Commitment Expiration Per Period
(In thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Standby letters of credit	$—	$108	$132	$4,654	$1,469	$—	$6,363

In addition to the above standby letters of credit, which are predominantly issued for performance related bonds in our discontinued European curtainwall business, we are required, in the ordinary course of business, to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of installation projects that are in process and in our backlog. At February 28, 2004, these bonds totaled $162.6 million. Our installation business has never been required to pay on these performance-based bonds.

The Company maintains interest rate swap agreements that effectively convert $25.0 million and $10.0 million of variable rate borrowings into fixed rate borrowings at 5.8 percent and 4.5 percent, respectively. The swap agreements expire in fiscal 2006 and 2005, respectively. The net present liability associated with these swaps was $2.3 million and $3.2 million at the end of fiscal 2004 and 2003, respectively.

We experienced a material increase in our insurance premiums and risk retention for our third-party product liability coverages in fiscal 2003, and although we were able to continue these coverages in fiscal 2004, the premiums and retention remained high. There were no significant changes to the policies for fiscal 2005. A material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2005, we believe that current cash on hand and cash generated from operating activities should be adequate to fund our working capital requirements and planned capital expenditures. If we are unable to generate enough cash through operations to satisfy our working capital requirements and planned capital expenditures, we have available funds from our committed revolving credit facility.

Off-balance sheet arrangements. With the exception of routine operating leases, we had no off-balance sheet financing arrangements at February 28, 2004 or March 1, 2003.

Outlook

The following statements are based on current expectations for fiscal 2005. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to increase 3 to 8 percent, with most of the growth coming in the first half of the year.

•	Architectural segment revenues are expected to increase from 6 percent (no market improvement) to 11 percent (market improvement) during the year.

•	LSO revenues are expected to be flat compared to the prior year.

•	Auto Glass manufacturing revenues are expected to be more than 15 percent lower than in fiscal 2004.

•	Annual gross margins are expected to be approximately 2 percentage points higher than the prior year, as operational improvements and cost reductions are somewhat offset by higher costs for wages and insurance.

•	Expected annual operating margins by segment are: Architectural, approximately 1.5 to 3 percent; LSO, 6 to 11 percent; and Auto Glass, 6 to 7 percent.

•	Quarterly year-over-year growth in the Architectural backlog is required to meet earnings per share expectations.

•	LSO sales of value-added picture framing glass products are expected to grow 10 to 15 percent, offset by the sale of the matboard business and declining consumer electronics revenues.

•	SG&A is projected to be slightly lower as a percentage of sales.

•	Equity in affiliates, which now reflects Apogee’s portion of the results of the PPG Auto Glass joint venture, is expected to have income of $2 million, with the increase in earnings resulting from amending the existing PPG Auto Glass joint venture pricing amendments to better reflect market pricing.

•	Full-year capital expenditures are targeted at $15 million, excluding any strategic initiatives.

•	Depreciation and amortization is estimated at $19 million for the year.

•	Debt is expected to be reduced further by year-end, excluding any strategic initiatives.

•	The effective tax rate for the full year is anticipated to be 34 percent.

•	Earnings per share from continuing operations are expected to range from $0.30 to $0.50 for fiscal 2005.

•	Discontinued operations in early fiscal 2005 are expected to reflect limited costs related to the finalization of the sale of Harmon AutoGlass.

Recently Issued Accounting Pronouncements

See ITEM 8, Note 1 of the Notes to Consolidated Financial Statements, for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

Critical Accounting Policies

Management has evaluated the accounting policies and estimates used in the preparation of the accompanying financial statements and related notes, and believes those policies and estimates to be reasonable and appropriate. We believe that the most critical accounting policies and estimates applied in the presentation of our financial statements relate to accounting for future events. Future events and their effects cannot be determined with absolute certainty. Therefore, management is required to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. We have identified the following accounting policies as critical to our business and in the understanding of our results of operations and financial position:

Revenue recognition – Normally our sales terms are “free on board” (FOB) shipping point or FOB destination for our product sales and revenue is recognized when title has transferred. However, during fiscal 2004, approximately 26 percent of our consolidated sales and 34 percent of our Architectural segment sales are recorded on a percentage-of-completion basis as it relates to revenue earned from construction contracts. Under this methodology, we compare the total costs incurred to date to the total estimated costs for the contract, and record that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in sales only when customers have approved them. A significant number of estimates are used in these computations.

Goodwill impairment – To determine if there has been any impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, we evaluate the goodwill on our balance sheet annually, or more frequently if impairment indicators exist. We base our determination of value using a discounted cash flow methodology that involves significant judgments based upon projections of future performance. There can be no assurances that these forecasts will be attained. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.

Reserves for disputes and claims regarding product liability and warranties – From time to time, we are subject to claims associated with our products and services, principally as a result of disputes with our customers involving our Architectural products. The time period from when a claim is asserted to when it is resolved either by dismissal, negotiation, settlement or litigation can be several years. While we maintain product liability insurance, the insurance policies include significant self-retention of risk in the form of policy deductibles. In addition, certain claims could be determined to be uninsured. We reserve based on our estimates of known claims, as well as on anticipated claims for possible product warranty and rework costs based on historical product liability claims as a ratio of sales.

Reserves for discontinued operations – We reserve for the remaining estimated future cash outflows associated with our exit from discontinued operations. The majority of these cash expenditures are expected to be made within the next three years. The primary components of the accruals relate to the remaining exit costs from the international curtainwall operations of our large-scale construction business. These long-term accruals include settlement of outstanding performance bonds, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts. We also reserve for product liability issues and the related legal costs for specific projects completed both domestically and internationally. We reserve based on known claims, estimating their expected losses, as well as on anticipated claims for possible product warranty and rework costs for these discontinued operations projects.

Self-insurance reserves – We obtain substantial amounts of commercial insurance for potential losses for general liability, workers’ compensation, automobile liability, employment practices and architectural errors and omissions risk. However, an amount of risk is retained on a self-insured basis through a wholly owned insurance subsidiary. Reserve requirements are established based on actuarial projections of ultimate losses. Additionally, we maintain a self-insurance reserve for our health insurance programs maintained for the benefit of our eligible employees. We estimate a reserve based on historical levels of amounts incurred but not reported.

As part of our ongoing financial reporting process, a collaborative effort is undertaken involving our management with responsibility for financial reporting, credit, product and project management, quality, legal, tax and outside advisors such as consultants, engineers, lawyers and actuaries. The results of this effort provide management with the necessary information on which to base its judgments on these future events and develop the estimates used to prepare the financial statements. We believe that the amounts recorded in the accompanying financial statements related to these events are based on the best estimates and judgments of Apogee management. However, outcomes could differ from our estimates and could materially adversely affect our future operating results, financial position and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk is sensitivity to interest rates, which is the risk that changes in interest rates, will reduce net earnings of the Company. To manage our direct risk from changes in market interest rates, management actively monitors the interest sensitive components of our balance sheet, primarily debt obligations, as well as market interest rates in order to minimize the impact of changes in interest rates on net earnings and cash flow.

We use interest rate swaps to fix a portion of our variable rate borrowings from fluctuations in interest rates. As of February 28, 2004, we had interest swaps covering $35.0 million of variable rate debt. The net present liability associated with these swaps was $2.3 million at the end of fiscal 2004.

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. This change in interest rates affecting our financial instruments would result in approximately a $0.03 million impact to net earnings. As interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

We generally do not have exposure to foreign exchange risk as the majority of our sales are within the United States and those outside the United States are generally denominated in U.S. dollars.

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

/s/ Russell Huffer

Russell Huffer Chairman, President and Chief Executive Officer

/s/ William F. Marchido

William F. Marchido Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders of Apogee Enterprise, Incorporated

We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries as of February 28, 2004 and March 1, 2003, and the related consolidated results of operations, statement of cash flows, and statement of changes in shareholders’ equity for the each of the three years in the period ended February 28, 2004. Our audits also include the financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and the financial statements schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2004 and March 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ending February 28, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective March 3, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

Deloitte & Touche LLP

Minneapolis, Minnesota

April 30, 2004

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	February 28, 2004	March 1, 2003
Assets
Current assets
Cash and cash equivalents	$7,822	$10,166
Receivables, net of allowance for doubtful accounts	99,968	103,286
Inventories	35,533	35,868
Refundable income taxes	2,578	—
Current assets of discontinued operations	1,343	14,013
Deferred tax assets	6,700	5,549
Other current assets	3,910	2,581

Total current assets	157,854	171,463

Property, plant and equipment, net	98,536	108,966
Marketable securities available for sale	13,987	16,373
Investments in affiliated companies	16,668	19,752
Assets of discontinued operations	3,260	18,901
Goodwill	42,960	42,960
Intangible assets, at cost less accumulated amortization of $845 and $501, respectively	1,365	1,797
Other assets	573	2,629

Total assets	$335,203	$382,841

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$38,293	$46,873
Accrued expenses	41,294	44,076
Current liabilities of discontinued operations	3,643	17,186
Billings in excess of costs and earnings on uncompleted contracts	7,100	4,401
Accrued income taxes	—	7,352
Current installments of long-term debt	308	540

Total current liabilities	90,638	120,428

Long-term debt, less current installments	39,650	47,258
Long-term self-insurance reserves	14,065	13,696
Other long-term liabilities	14,104	14,040
Liabilities of discontinued operations	9,290	9,209
Commitments and contingent liabilities (Notes 7 and 17)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding, 27,358,000 and 27,203,000, respectively	9,119	9,068
Additional paid-in capital	55,749	52,623
Retained earnings	106,271	120,859
Common stock held in trust	(5,368)	(5,179)
Deferred compensation obligations	5,368	5,179
Unearned compensation	(2,474)	(2,482)
Accumulated other comprehensive loss	(1,209)	(1,858)

Total shareholders’ equity	167,456	178,210

Total liabilities and shareholders’ equity	$335,203	$382,841

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands, except per share data)	Year-Ended Feb. 28, 2004	Year-Ended March 1, 2003	Year-Ended March 2, 2002
Net sales	$535,329	$584,882	$597,792
Cost of sales	440,862	439,658	455,459

Gross profit	94,467	145,224	142,333
Selling, general and administrative expenses	86,720	99,656	100,219

Operating income	7,747	45,568	42,114
Interest income	568	1,071	2,439
Interest expense	3,713	4,468	7,301
Other income, net	67	958	57
Equity in loss of affiliated companies	(3,165)	(2,530)	(1,026)

Earnings from continuing operations before income taxes	1,504	40,599	36,283
Income tax (benefit) expense	(3,128)	11,717	11,041

Earnings from continuing operations	4,632	28,882	25,242
(Loss) earnings from discontinued operations, net of income taxes	(10,225)	1,033	900

Net (loss) earnings	$(5,593)	$29,915	$26,142

Earnings per share – basic
Earnings from continuing operations	$0.17	$1.05	$0.90
(Loss) earnings from discontinued operations	(0.38)	0.04	0.04

Net (loss) earnings	$(0.21)	$1.09	$0.94

Earnings per share – diluted
Earnings from continuing operations	$0.17	$1.02	$0.88
(Loss) earnings from discontinued operations	(0.37)	0.04	0.03

Net (loss) earnings	$(0.20)	$1.06	$0.91

Weighted average basic shares outstanding	27,037	27,521	27,910
Weighted average diluted shares outstanding	27,819	28,347	28,817

Cash dividends declared per common share	$0.235	$0.225	$0.215

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year-Ended Feb. 28, 2004	Year-Ended March 1, 2003	Year-Ended March 2, 2002
Operating Activities
Net (loss) earnings	$(5,593)	$29,915	$26,142
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Net loss (earnings) from discontinued operations	10,225	(1,033)	(900)
Depreciation and amortization	19,748	20,798	23,102
Deferred income taxes	5,014	(1,680)	(515)
Equity in loss of affiliate companies	3,165	2,530	1,026
Gain on disposal of assets	(1,067)	(2,989)	(2,678)
Other, net	(1,329)	178	561
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	3,318	(754)	2,347
Inventories	335	(1,117)	3,885
Accounts payable and accrued expenses	(11,052)	5,819	(2,536)
Billings in excess of costs and earnings on uncompleted contracts	2,699	(1,726)	(4,203)
Refundable and accrued income taxes	(7,090)	1,908	(1,359)
Other, net	217	122	1,021

Net cash provided by continuing operating activities	18,590	51,971	45,893

Investing Activities
Capital expenditures	(11,459)	(11,208)	(7,703)
Proceeds from sales of property, plant and equipment	4,038	4,625	5,491
Acquisition of businesses, net of cash acquired	—	(300)	(247)
(Investments in) dividends received from equity investments	(81)	(172)	2,411
Purchases of marketable securities	(14,142)	(25,961)	(8,438)
Sales/maturities of marketable securities	16,642	31,627	10,383

Net cash (used in) provided by investing activities	(5,002)	(1,389)	1,897

Financing Activities
Net payments on revolving credit agreement	(7,300)	(22,300)	(35,300)
Proceeds from issuance of long-term debt	—	1,000	2,000
Payments on long-term debt	(540)	(640)	(2,996)
Payments on debt issue costs	—	(835)	(223)
Proceeds from issuance of common stock, net of cancellations	1,031	1,455	2,486
Repurchase and retirement of common stock	(1,292)	(18,000)	—
Dividends paid	(6,450)	(6,246)	(6,078)

Net cash used in financing activities	(14,551)	(45,566)	(40,111)

Cash (used in) provided by discontinued operations	(1,381)	(10,211)	2,993

(Decrease) increase in cash and cash equivalents	(2,344)	(5,195)	10,672
Cash and cash equivalents at beginning of year	10,166	15,361	4,689

Cash and cash equivalents at end of year	$7,822	$10,166	$15,361

Supplemental schedule of non-cash investing activities:
Net assets acquired through assumption of debt (see Note 13)	$—	$—	$1,500

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Unearned Compensation	Accumulated Other Comprehensive (Loss) Income	Comprehensive Earnings
Bal. at March 3, 2001	27,825	$9,275	$45,773	$93,543	$(4,306)	$4,306	$(757)	$458
Net earnings	—	—	—	26,142	—	—	—	—	$26,142
Unrealized gain on marketable securities, net of $112 tax expense	—	—	—	—	—	—	—	207	207
Initial impact of adoption of SFAS No. 133, net of $672 tax benefit	—	—	—	—	—	—	—	(1,109)	(1,109)
Unrealized loss on derivatives, net of $257 tax benefit	—	—	—	—	—	—	—	(423)	(423)
Issuance of stock, net of cancellations	396	132	3,398	(61)	(249)	249	(1,807)	—
Amortization of restricted stock	—	—	—	—	—	—	1,017	—
Tax benefit associated with stock plans	—	—	400	—	—	—	—	—
Exercise of stock options	123	41	966	—	—	—	—	—
Other share retirements	(10)	(3)	(16)	(164)	—	—	—	—
Cash dividends ($0.215 per share)	—	—	—	(6,078)	—	—	—	—

Bal. at March 2, 2002	28,334	$9,445	$50,521	$113,382	$(4,555)	$4,555	$(1,547)	$(867)	$24,817

Net earnings	—	—	—	29,915	—	—	—	—	$29,915
Unrealized loss on marketable securities, net of $276 tax benefit	—	—	—	—	—	—	—	(511)	(511)
Unrealized loss on derivatives, net of $292 tax benefit	—	—	—	—	—	—	—	(480)	(480)
Issuance of stock, net of cancellations	264	88	3,567	(247)	(624)	624	(1,899)	—
Amortization of restricted stock	—	—	—	—	—	—	964	—
Tax benefit associated with stock plans	—	—	179	—	—	—	—	—
Exercise of stock options	216	72	1,421	—	—	—	—	—
Share repurchases	(1,500)	(500)	(2,872)	(14,628)	—	—	—	—
Other share retirements	(111)	(37)	(193)	(1,317)	—	—	—	—
Cash dividends ($0.225 per share)	—	—	—	(6,246)	—	—	—	—

Bal. at March 1, 2003	27,203	$9,068	$52,623	$120,859	$(5,179)	$5,179	$(2,482)	$(1,858)	$28,924

Net loss	—	—	—	(5,593)	—	—	—	—	$(5,593)
Unrealized gain on marketable securities, net of $40 tax expense	—	—	—	—	—	—	—	74	74
Unrealized gain on derivatives, net of $348 tax expense	—	—	—	—	—	—	—	575	575
Issuance of stock, net of cancellations	190	63	2,210	(545)	(189)	189	(809)	—
Amortization of restricted stock	—	—	—	—	—	—	817	—
Tax benefit associated with stock plans	—	—	84	—	—	—	—	—
Exercise of stock options	158	53	1,217	(251)	—	—	—	—
Share repurchases	(113)	(38)	(228)	(1,026)	—	—	—	—
Other share retirements	(80)	(27)	(157)	(723)	—	—	—	—
Cash dividends ($0.235 per share)	—	—	—	(6,450)	—	—	—	—

Bal. at Feb. 28, 2004	27,358	$9,119	$55,749	$106,271	$(5,368)	$5,368	$(2,474)	$(1,209)	$(4,944)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Summary of Significant Accounting Policies and Related Data

Basis of Consolidation. The accompanying consolidated financial statements include the accounts of Apogee Enterprises, Inc. (the Company), a Minnesota corporation, and all majority-owned subsidiaries. Transactions between Apogee and its subsidiaries have been eliminated in consolidation. The equity method is used to account for the Company’s joint ventures, and, as a result, our share of the earnings or losses of such equity in affiliates is included in the Results of Operations and our share of these companies’ shareholders’ equity is included in the accompanying Balance Sheet. These financial statements have been restated to reflect Harmon AutoGlass, a business unit within our Autoglass segment sold during the fourth quarter of fiscal 2004, as a discontinued operation.

Fiscal Year. Apogee’s fiscal year ends on the Saturday closest to February 28. Fiscal years 2004, 2003 and 2002 each consisted of 52 weeks.

Cash and Cash Equivalents. Investments with an original maturity of three months or less are included in cash and cash equivalents.

Inventories. Inventories, which consist primarily of purchased glass and aluminum, are valued at the lower of cost or market. Approximately 91 percent of the inventories are valued by use of the last-in, first-out (LIFO) method, which does not exceed market. If the first-in, first-out (FIFO) method had been used, inventories would have been $2.8 million and $2.9 million higher than reported at February 28, 2004, and March 1, 2003, respectively.

Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Significant improvements and renewals are capitalized. Repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in income. Depreciation is computed on a straight-line basis, based on the following estimated useful lives:

Years
Buildings	25
Machinery and equipment	3 to 15
Office equipment	3 to 10

Financial Instruments. Unless otherwise noted, the carrying amount of the Company’s financial instruments approximates fair value.

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective March 3, 2002 and have discontinued the amortization of goodwill and have determined that we do not have intangible assets with indefinite useful lives. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually, or more frequently if events warrant. Intangible assets with discrete useful lives are amortized on a straight-line basis over their estimated useful lives. During the fourth quarter of fiscal 2004, using discounted cash flow methodologies, we completed our annual impairment test for those identifiable assets not subject to amortization and determined there was no impairment charge. In addition, the Company reassessed the useful lives of its identifiable intangible assets and determined that the lives were appropriate. The Company tests goodwill of each of its reporting units for impairment annually in connection with its fourth quarter planning process or more frequently if impairment indicators exist.

If the Company had been accounting for its goodwill and intangible assets under SFAS No. 142 for all prior periods presented, the Company’s net income and earnings per common share would have been as follows:

(In thousands, except per share data)	2004	2003	2002
Net income:
Reported net earnings	$(5,593)	$29,915	$26,142
Add back amortization expense, net of tax	—	—	1,646

Adjusted net income	$(5,593)	$29,915	$27,788

Earnings per share – basic
Reported earnings per share	$(0.21)	$1.09	$0.94
Impact of amortization expense, net of tax	—	—	0.06

Adjusted earnings per share – basic	$(0.21)	$1.09	$1.00

Earnings per share – diluted
Reported earnings per share	$(0.20)	$1.06	$0.91
Impact of amortization expense, net of tax	—	—	0.06

Adjusted earnings per share – diluted	$(0.20)	$1.06	$0.97

Weighted average common shares outstanding
Basic	27,037	27,521	27,910
Diluted	27,819	28,347	28,817

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

Self-Insurance. The Company obtains commercial insurance for potential losses for general liability, workers’ compensation, automobile liability, employment practices and architectural errors and omissions risk. However, a reasonable amount of risk is retained on a self-insured basis through a wholly owned insurance subsidiary, Prism Assurance, Inc. (Prism). Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within 12 months are classified as accrued expenses, while losses expected to be payable in later periods are included in long-term self-insurance liabilities. Additionally, we maintain a self-insurance reserve for our health insurance programs maintained for the benefit of our eligible employees. We estimate a reserve based on historical levels of amounts incurred, but not reported.

Revenue Recognition. Generally, our sales terms are “free on board” (FOB) shipping point or FOB destination for our product-type sales and revenue is recognized when title has transferred. The Company recognizes revenue from construction contracts on a percentage-of-completion basis, measured by the percentage of costs incurred to date to estimated total costs for each contract, and records that proportion of the total contract revenue in that period. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in sales only when they have been approved by customers. Approximately 26 percent, 25 percent and 25 percent of our consolidated sales in fiscal 2004, 2003 and 2002, respectively, were recorded on a percentage-of-completion basis. Sales returns, volume rebates and other sales discounts are not material to our operations.

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

The following table shows the effect of net (loss) earnings and (loss) earnings per share had we applied the fair value expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In thousands, except per share data)	2004	2003	2002
Net earnings
As reported	$(5,593)	$29,915	$26,142
Compensation expense, net of income taxes	1,251	1,480	955

Pro forma	$(6,844)	$28,435	$25,187

Earnings per share – basic
As reported	$(0.21)	$1.09	$0.94
Pro forma	(0.25)	1.03	0.90

Earnings per share – diluted
As reported	$(0.20)	$1.06	$0.91
Pro forma	(0.25)	1.00	0.87

Weighted average common shares outstanding
Basic	27,037	27,521	27,910
Diluted	27,819	28,347	28,817

The above pro forma amounts may not be representative of the effects on reported net earnings for future years. The weighted average fair value per option at the date of grant for options granted in fiscal 2004, 2003 and 2002 was $4.16, $6.24 and $4.23, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Dividend yield	2.4%	1.7%	2.4%
Expected volatility	65.7%	67.4%	67.3%
Risk-free interest rate	2.0%	2.5%	4.4%
Expected lives	4.5 years	4.6 years	4.6 years

Derivatives. Effective March 3, 2001, we adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. These standards require us to recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our balance sheet. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated and is effective as a cash-flow hedge (as is the case with the Company’s interest rate swap as described in Footnote 7 to the Consolidated Financial Statements below), changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the consolidated results of operations when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.

Accounting Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Amounts subject to significant estimates and assumptions include, but are not limited to, assessment of recoverability of long-lived assets, including goodwill, insurance reserves, warranty reserves, reserves related to discontinued operations, net sales recognition for construction contracts, and the status of outstanding disputes and claims. Actual results could differ from those estimates.

New Accounting Standards. In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities initiated after December

31, 2002. The adoption of this statement in fiscal 2003 did not have a significant impact on the Company’s consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, Employer’s Disclosures about Pensions and Other Post-retirement Benefits. The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. As revised, SFAS No. 132R, is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this standard are effective for interim periods beginning after December 15, 2003. However, disclosure of the estimated future benefit payments is effective for fiscal years ending after June 14, 2004. See Note 9 for these new disclosures regarding our defined benefit pension plan.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51, which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In December 2003, the FASB revised FIN 46, delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. For potential variable interest entities other than any Special Purpose Entities (SPEs), the revised FIN 46 (FIN46R) is now required to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004. The original guidance under FIN 46 is still applicable, however, for all SPEs created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R also requires certain disclosures of an entity’s relationship with variable interest entities. We will adopt FIN 46R for non-SPE entities in our first quarter, ending May 29, 2004. We have not yet determined the effect of adopting the provisions of FIN 46R. However, we do not believe it will have a material effect on our consolidated financial position or results of operations.

2	Working Capital

Receivables

(In thousands)	2004	2003
Trade accounts	$70,681	$76,427
Construction contracts	21,157	20,680
Contract retainage	8,722	8,672
Other receivables	2,439	562

Total receivables	102,999	106,341
Less allowance for doubtful accounts	(3,031)	(3,055)

Net receivables	$99,968	$103,286

Inventories

(In thousands)	2004	2003
Raw materials	$11,271	$14,057
Work-in-process	5,819	5,088
Finished goods	12,326	7,395
Costs and earnings in excess of billings on uncompleted contracts	6,117	9,328

Total inventories	$35,533	$35,868

Accrued Expenses

(In thousands)	2004	2003
Payroll and related benefits	$12,300	$19,302
Insurance	10,549	8,888
Taxes, other than income taxes	1,875	1,942
Retirement savings plan	3,760	5,039
Warranties	3,045	2,398
Interest	430	458
Other	9,335	6,049

Total accrued expenses	$41,294	$44,076

3	Property, Plant and Equipment

(In thousands)	2004	2003
Land	$2,879	$2,773
Buildings and improvements	74,074	75,587
Machinery and equipment	133,144	131,175
Office equipment and furniture	37,419	37,958
Construction in progress	4,740	1,823

Total property, plant and equipment	252,256	249,316
Less accumulated depreciation	(153,720)	(140,350)

Net property, plant and equipment	$98,536	$108,966

Depreciation expense was $18.8 million, $19.8 million and $21.0 million in 2004, 2003 and 2002, respectively.

4	Marketable Securities

The Company’s wholly owned insurance subsidiary, Prism, insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. Prism’s fixed maturity investments are classified as “available for sale” and are carried at market value as prescribed by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains and losses are reported in a separate component of shareholders’ equity, net of income taxes, until the investments are sold. The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at February 28, 2004 and March 1, 2003 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
February 28, 2004
Municipal bonds	$13,635	$352	$—	$13,987

Total investments	$13,635	$352	$—	$13,987

March 1, 2003
Municipal bonds	$16,136	$241	$(4)	$16,373

Total investments	$16,136	$241	$(4)	$16,373

The amortized cost and estimated fair values of investments at February 28, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Estimated Market Value
Due within one year	$—	$—
Due after one year through five years	3,842	3,945
Due after five years through ten years	8,609	8,835
Due after ten years through fifteen years	—	—
Due beyond fifteen years	1,184	1,207

Total	$13,635	$13,987

Gross realized gains of $0.1 million, $1.1 million and $0.1 million and gross realized losses of $0, $0.1 million and $0 million were recognized in fiscal 2004, 2003 and 2002, respectively, and are included in other income, net in the accompanying Consolidated Results of Operations.

5	Equity Investments

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The Company’s investment in PPG Auto Glass was $16.3 million and $19.5 million at February 28, 2004 and March 1, 2003, respectively. At February 28, 2004 and March 1, 2003, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill.

In connection with the formation of PPG Auto Glass, the Company agreed to supply the joint venture, through PPG, with most of the Company’s windshield fabrication capacity at agreed upon terms and conditions. The Company and PPG, through commercial negotiations agreed to amend the agreements during fiscal 2002 to better reflect market pricing at the time. During the fourth quarter of fiscal 2004, the Company and PPG agreed that the amendments no longer provided for market-based pricing and agreed to terminate them. PPG Auto Glass’s calendar financial results are reported on a two-month lag. Accordingly, the termination of the amendments had a $1.4 million negative impact on the earnings of the Company for fiscal 2004. Beginning with fiscal 2005, this will negatively impact the Auto Glass segment’s results with an offsetting benefit to equity in income of affiliated companies.

The agreement expires any time after June 2005 with a one-year notification, which may be delivered by either party at any time from and after June 2004. In March 2004, the Company received the required advance notice from PPG indicating that the windshield supply agreement Curvlite operates under will be terminated on the expiration date in July 2005, which is during fiscal 2006. The Company is in discussions with PPG regarding a new supply agreement. This is not anticipated to have a material effect on fiscal 2005 earnings.

In addition, in connection with the formation of PPG Auto Glass, Harmon Auto Glass, the Company’s automobile windshield repair and replacement business divested during the fourth quarter of fiscal 2004, reported as a discontinued operation, had agreed to purchase at least 75 percent of its windshield needs from PPG Auto Glass on market-based terms and conditions. Purchases from PPG Auto Glass were $41.2 million (10 months), $44.0 million and $44.8 million for fiscal 2004, 2003 and 2002, respectively. Amounts owed to PPG Auto Glass were $0, $6.9 million and $5.5 million at the end of fiscal 2004, 2003 and 2002, respectively, and are recorded within current liabilities of discontinued operations. As part of the sale of Harmon AutoGlass, the aforementioned purchase commitments remained with Harmon AutoGlass.

In the third quarter of fiscal 2002, the Company decided to discontinue funding TerraSun, LLC, its research and development joint venture in which the Company had a 50 percent interest. As a result, TerraSun discontinued its operations and sold its tangible assets. In connection with the closure of TerraSun, we acquired TerraSun’s proprietary technology. In the fourth quarter of fiscal 2003, the Company donated the patented technology developed by TerraSun to the Illinois Institute of Technology (IIT). Until the TerraSun patents expire, the Company will have a first right of refusal for the purchase of any architectural product applications developed by IIT based on these patents.

The Company’s share of earnings for its affiliated companies included $0.4 million of amortization of the excess cost over the value of the underlying net tangible assets and expenses retained by the Company in fiscal 2002.

Summarized financial information of PPG Auto Glass and TerraSun are as follows:

(In thousands)	2004	2003	2002
Sales	$334,095	$340,504	$380,803
Gross profit	94,104	96,003	115,037
Net earnings	(9,007)	(6,881)	3,883

(In thousands)	2004	2003
Current assets	$90,799	$99,190
Non-current assets	9,460	10,879
Current liabilities	54,116	56,086
Non-current liabilities	1,752	818

6	Goodwill and Other Identifiable Intangible Assets

There has been no change in the carrying amount of goodwill from fiscal 2003 to fiscal 2004. Goodwill attributable to each business segment for the year ended February 28, 2004 was as follows:

(In thousands)	Architectural	LSO	Auto Glass	Corporate and Other	Total
Balance, February 28, 2004	$24,178	$10,607	$—	$8,175	$42,960

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below. “Corporate and Other” includes the excess of the cost of the investment over the value of the underlying net tangible assets related to the formation of the PPG Auto Glass joint venture.

	2004			2003
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$1,710	$(694)	$1,016	$1,798	$(419)	$1,379
Other	500	(151)	349	500	(82)	418

Total	$2,210	$(845)	$1,365	$2,298	$(501)	$1,797

Amortization expense on these identifiable intangible assets was $0.5 million in 2004. The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

(In thousands)	2005	2006	2007	2008	2009
Estimated amortization expense	$476	$476	$187	$25	$16

7	Long-Term Debt

During fiscal 2003, the Company entered into a four-year, unsecured, revolving credit facility in the amount of $125.0 million. This credit facility requires us to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio of more than 3.0 and a debt-to-cash flow ratio of less than 2.75. At February 28, 2004, these ratios were 6.68 and 1.72, respectively. If the Company is not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to debt-to-cash flow ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. This credit facility replaced the Company’s previously existing $125.0 million secured credit facility.

(In thousands)	2004	2003
Borrowings under revolving credit agreement, interest at 2.54% for 2004 and 2.69% for 2003	$31,100	$38,400
Other, interest at 1.16% for 2004 and 1.35% for 2003	8,858	9,398

Total long-term debt	39,958	47,798
Less current installments	(308)	(540)

Net long-term debt	$39,650	$47,258

The Company’s $8.4 million of industrial revenue bonds, included in the total above, are supported by $8.4 million of letters of credit that reduce the Company’s availability of funds under the $125.0 million credit facility.

Long-term debt maturities are as follows:

(In thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Maturities	$308	$150	$31,100	$—	$—	$8,400	$39,958

Selected information related to bank borrowings is as follows:

(In thousands, except percentages)	2004	2003
Average daily borrowings during the year	$48,886	$53,295
Maximum borrowings outstanding during the year	59,700	69,738
Weighted average interest rate during the year, excluding swap agreements	2.7%	3.3%
Weighted average interest rate during the year, including swap agreements	5.7%	6.3%

The Company maintains interest rate swap agreements that effectively convert $25.0 million and $10.0 million of variable rate borrowings into fixed rate borrowings at 5.8 percent and 4.5 percent, respectively. The swap agreements expire in fiscal 2006 and 2005, respectively. The net present liability associated with these swaps was $2.3 million and $3.2 million at the end of fiscal 2004 and 2003, respectively. The variable to fixed interest rate swaps are designated as and are effective as cash-flow hedges, and are included on the balance sheet with other long-term liabilities, with changes in fair values included in other comprehensive income. Derivative gains and losses included in other comprehensive income are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs. We estimate $0.9 million of net derivative losses will be reclassified into earnings in fiscal 2005. No hedging relationships were de-designated during fiscal 2004.

8	Interest Expense

(In thousands)	2004	2003	2002
Interest on debt	$3,091	$3,693	$6,633
Other interest expense	622	775	668

Total interest expense	$3,713	$4,468	$7,301

Interest payments were $3.7 million, $4.5 million and $7.5 million in 2004, 2003 and 2002, respectively.

9	Employee Benefit Plans

Retirement Savings Plan

Effective July 1, 2002, the assets in the qualified defined contribution pension plan, covering substantially all full-time, non-union employees, were merged into the 401(k) savings plan resulting in a single 401(k) retirement savings plan. This plan includes an annual Company contribution based on a percentage of employees’ base earnings. The contribution was $5.0 million and $5.2 million in fiscal 2004 and 2003, respectively, of which $1.2 million and $1.4 million represented contributions related to discontinued operations for fiscal 2004 and 2003, respectively.

In addition to the contribution above, employees are also allowed to contribute to this plan from 13 percent to 60 percent of their wages, up to statutory limits. The Company contributes a match of 30 percent of the first 6 percent of the employee contributions. The Company match for fiscal 2004, 2003 and 2002 was $2.0 million, $2.1 million and $1.7 million, respectively. Of the total match made by the Company, $0.4 million, $0.5 million and $0.4 million represented contributions related to discontinued companies for fiscal 2004, 2003 and 2002, respectively.

Prior to the merging of the two plans, the Company maintained a separate qualified defined contribution pension plan that covered substantially all full-time, non-union employees. Annual contributions to the plan were based on a percentage of employees’ base earnings. Contributions to the plan were $4.3 million in fiscal year 2002, of which $1.1 million represented contributions related to discontinued operations.

Plans under Collective Bargaining Agreements

The Company also contributes to various multi-employer union retirement plans and three single employer union retirement plans under collective bargaining agreements, which provide retirement benefits for substantially all of its union employees. The aggregate amounts contributed in accordance with the requirements of these plans were $5.2 million, $4.2 and $5.0 million in fiscal 2004, 2003 and 2002, respectively. Of these total contributions, $0.5 million, $0.3 million and $0.2 million represented contributions related to discontinued operations for fiscal 2004, 2003 and 2002, respectively. Two of the single employer union plans are part of discontinued operations. Accordingly, the Company will not be making any contributions to this plan beyond fiscal 2004. Union employees who are currently participating in the third single employer union retirement plan will cease participating in this separate plan and will begin participating in the Company’s 401(k) Retirement Savings Plan in fiscal 2005. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of unfunded vested liabilities.

Officer’s Supplemental Executive Retirement Plan (SERP)

The Company also sponsors the SERP to named executive officers. The plan is considered a defined-benefit pension plan which is based principally on an employee’s years of service and/or compensation levels near retirement. The Company uses a December 31 measurement date.

Obligations and Funded Status (SERP)

The following tables present reconciliations of the benefit obligation of the plan and the funded status of the plan:

(In thousands)	2004	2003
Change in benefit obligation
Benefit obligation beginning of year	$4,288	$3,856
Service cost	247	216
Interest cost	281	271
Plan amendments	791	—
Actuarial (gain) loss	(290)	193
Benefits paid	(248)	(248)

Benefit obligation end of year	$5,069	$4,288

Change in plan assets
Fair value of plan assets beginning of year	$—	$—
Actual return on plan assets	—	—
Company contributions	248	248
Benefits paid	(248)	(248)

Fair value of plan assets end of year	$—	$—

Funded status
Plan assets less than benefit obligation	$(5,069)	$(4,288)
Unrecognized cost:
Net actuarial loss	82	372
Prior service cost	2,679	2,060
Benefits paid	41	41

Net amount recognized	$(2,267)	$(1,815)

Amounts recognized in the consolidated balance sheets of:

(In thousands)	2004	2003
Prepaid benefit cost	$—	$—
Accrued benefit liability	(3,581)	$(2,805)
Intangible asset	1,314	990
Accumulated other comprehensive income – pre-tax	—	—

Net amount recognized	$(2,267)	$(1,815)

Information for the pension plan related to the accumulated benefit obligation and projected benefit obligation in excess of plan assets are as follows:

Components of the SERP’s net periodic benefit cost are as follows:

	Pension benefits
(In thousands)	2004	2003	2002
Service cost	$247	$216	$117
Interest cost	281	271	206
Amortization of prior year service cost	172	172	172
Recognized net actuarial gain	—	—	(29)

Net periodic benefit cost	$700	$659	$466

Additional Information (SERP)

Assumptions

Weighted-average assumptions used to determine the SERP benefit obligation at December 31 are as follows:

	Pension benefits
(Percentages)	2004	2003	2002
Discount rate	6.25	6.75	7.25
Rate of compensation increase	3.00	4.75	4.75

Weighted-average assumptions used to determine the SERP’s net periodic benefit cost for years ending December 31 are as follows:

	Pension benefits
(Percentages)	2004	2003	2002
Discount rate	6.75	7.25	7.50
Rate of compensation increase	4.75	4.75	4.75

SERP discount rate. The discount rate reflects the current rate at which the SERP’s pension liabilities could be effectively settled at the end of year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate of 6.25 percent. There are no known or anticipated changes in our discount rate assumption that will impact our pension expense in fiscal year 2005.

SERP net periodic benefit cost. Total SERP net periodic pension benefits cost was $0.7 million in fiscal 2004, $0.7 million in fiscal 2003 and $0.5 million in fiscal 2002. Total net periodic pension benefits cost is expected to be approximately $0.8 million in fiscal 2005. The increasing trend in net periodic pension cost from fiscal 2002 forward is largely driven by increasing service and interest costs and the decrease in the discount rate in 2002. The net periodic pension benefit cost for fiscal 2005 has been estimated assuming a discount rate of 6.25 percent.

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

The 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan (the “Plans”) provide for the issuance of 1,800,000 and 2,500,000 shares, respectively, for various forms of stock-based compensation while the 1987 Stock Option Plan provides for the issuance of 2,500,000 options to purchase Company stock. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or restricted stock, are exercisable at an option price equal to the fair market value at the date of award. The 1987 Stock Option Plan has expired and no new grants of stock options may be made under this plan.

A summary of option transactions under the Plans for fiscal years 2004, 2003 and 2002 follows:

	Options Outstanding
	Number of Shares	Average Exercise Price	Option Price Range
Balances, March 3, 2001	2,111,778	$10.67	$3.75-$25.00
Options granted	560,200	8.83	8.60- 14.40
Options exercised	(123,509)	8.15	4.19- 16.75
Options canceled	(84,090)	8.43	4.81- 16.75

Balances, March 2, 2002	2,464,379	$10.45	$3.75-$25.00
Options granted	619,160	12.86	8.95- 13.10
Options exercised	(216,280)	6.83	4.31- 14.00
Options canceled	(203,400)	10.68	4.19- 25.00

Balances, March 1 2003	2,663,859	$11.20	$3.75-$19.25
Options granted	469,780	9.44	9.15- 12.57
Options exercised	(179,713)	7.08	3.75- 12.84
Options canceled	(435,997)	11.36	4.81- 16.75

Balances, February 28, 2004	2,517,929	$11.14	$3.75-$19.25

The following table summarizes information about stock options outstanding and exercisable at February 28, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 3.75 - $ 5.00	242,473	5.7 years	$4.56	162,951	$4.48
5.01 - 10.00	817,048	7.1 years	8.62	367,698	8.35
10.01 - 15.00	1,085,658	5.8 years	12.79	769,058	12.79
15.01 - 19.25	372,750	2.3 years	16.09	372,750	16.09

	2,517,929	5.7 years	$11.14	1,672,457	$11.74

The Amended and Restated 1987 Partnership Plan (the “Partnership Plan”), a plan designed to increase the ownership of Apogee stock by key employees, allows participants selected by the Compensation Committee of the Board of Directors to defer earned incentive compensation through the purchase of Apogee common stock. The purchased stock is then matched by an equal award of restricted stock, which vests over a predetermined period. The restricted stock is recorded as unearned compensation in the equity section of the balance sheet. In accordance with EITF 97-14, Accounting for Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested, the deferred compensation in the form of Company’s stock is recorded at historical cost and classified as Common Stock Held in Trust. Since the investments are all in Company stock, an offsetting amount is recorded as Deferred Compensation Obligations in the equity section of the balance sheet. Common shares of 4,000,000 are authorized for issuance under the Partnership Plan. As of February 28, 2004, 3,109,000 shares have been issued or committed under the Partnership Plan. The Company expensed $0.5 million, $2.5 million and $2.3 million in conjunction with the Partnership Plan in fiscal years 2004, 2003 and 2002, respectively.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of Common Stock. The Company has repurchased 112,999 shares under this program for a total of $1.3 million. During fiscal 2003, the Board of Directors authorized a share repurchase program for a total of 1,500,000 shares. The Company repurchased all of the 1,500,000 shares authorized under the fiscal 2003 program for a total of $18.0 million. In addition to the 1,500,000 million shares, the Company also purchased $0.9 million and $1.5 million of Company stock from employees pursuant to terms of board approved compensation plans during fiscal 2004 and 2003, respectively.

The following table summarizes the accumulated other comprehensive (loss) income at February 28, 2004 and March 1, 2003.

(In thousands)	2004	2003
Net unrealized gain on marketable securities	$229	$154
Net unrealized loss on derivatives	(1,438)	(2,012)

Total accumulated other comprehensive loss	$(1,209)	$(1,858)

11	Income Taxes

The components of income tax (benefit) expense for each of the last three fiscal years are as follows:

(In thousands)	2004	2003	2002
Current:
Federal	$(7,735)	$11,901	$10,137
State and local	(407)	1,496	1,419

Total current for continuing operations	$(8,142)	$13,397	$11,556

Deferred:
Federal	$4,622	$(1,536)	$(692)
State and local	392	(144)	177

Total deferred for continuing operations	$5,014	$(1,680)	$(515)

Income tax (benefit) expense:
Continuing operations	$(3,128)	$11,717	$11,041
Discontinued operations	(6,005)	696	703

Total income tax (benefit) expense	$(9,133)	$12,413	$11,744

Income tax payments, net of refunds, were $3.3 million, $12.0 million and $13.0 million in fiscal years 2004, 2003 and 2002, respectively.

A reconciliation of the statutory federal income tax expense (benefit) for continuing operations is as follows:

(In thousands)	2004	2003	2002
Expected income tax expense	$524	$14,210	$12,699
State and local income taxes, net of federal tax benefit	(9)	880	1,041
Tax credits	(1,574)	(447)	(571)
Foreign sales	(263)	(280)	(183)
Goodwill amortization	—	—	349
Meals and entertainment	133	147	188
Charitable contributions	(750)	(1,400)	—
Tax exempt interest	(181)	(191)	(347)
Tax reserves	(914)	(1,084)	(2,187)
Other, net	(94)	(118)	52

Income tax (benefit) expense, continuing operations	$(3,128)	$11,717	$11,041

Tax benefits for deductions associated with the stock-based incentive plans amounted to $0.1 million, $0.2 million and $0.4 million in 2004, 2003 and 2002, respectively. These benefits were added directly to additional paid-in capital and were not reflected in the determination of income tax benefit or expense.

Deferred tax assets and deferred tax liabilities for continuing operations at February 28, 2004 and March 3, 2001 are as follows:

	2004		2003
(In thousands)	Current	Noncurrent	Current	Noncurrent
Accounts receivable	$1,094	$—	$1,794	$—
Accrued insurance	—	3,011	—	3,001
Deferred compensation	37	5,722	37	6,641
Restructuring reserve	1,121	1,442	460	1,632
Inventory	2,224	—	1,357	—
Depreciation	—	(8,720)	—	(3,818)
Mark-to-market interest rate swaps	—	873	—	1,221
Capital loss carryforward	—	1,895	—	—
Other	2,224	(5,020)	1,901	(6,518)

Deferred tax assets (liabilities)	$6,700	$(797)	$5,549	$2,159

12	Discontinued Operations

We announced on September 10, 2003, that we intended to sell our retail auto glass business, Harmon AutoGlass. On January 2, 2004, the Company completed the cash sale of Harmon AutoGlass with the selling price subject to a final working capital adjustment during the first quarter of fiscal 2005. During fiscal 2004, the Company recorded a $7.6 million, after-tax charge, representing a reduction in the carrying value of this business unit to its estimated fair value, less cost to sell. Liabilities have been established for committed future cash flows related to the sale.

In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of the Company’s detention/security business and its exit from international curtainwall operations. Related to these discontinued operations, accruals totaling $11.5 million ($9.3 million classified as long-term liabilities) and $11.8 million ($9.2 million classified as long-term liabilities) represented the remaining estimated liabilities associated with the exit from discontinued operations at February 28, 2004 and March 1, 2003, respectively. The majority of these cash expenditures are expected to be made within the next three years. The majority of the reserve relates to the international curtainwall operations, including bonds outstanding, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts. For the outstanding matter within the U.K., the plaintiff is required to file documents with the court by September 2004 at which time we will be able to begin the discovery process and better evaluate the plaintiff’s demands. For the outstanding matter within France, we are expecting a ruling to be made by the French court by June 2004, which may be appealed. The reserve also covers other liability issues, consisting of warranty and rework issues, relating to these and other international construction projects.

(In thousands)	2004	2003	2002
Condensed Statement of Operations from Discontinued Businesses
Net sales	$156,402	$186,957	$204,528

(Loss) earnings before income taxes (prior to loss on disposal)	(4,090)	1,728	1,604
Income tax (benefit) expense	(1,513)	695	704

(Loss) earnings from operations, net of income taxes	(2,577)	1,033	900
Loss on disposal, net of income taxes	(7,648)	—	—

Net (loss) earnings	$(10,225)	$1,033	$900

(In thousands)	2004	2003
Summary Balance Sheets of Discontinued Businesses
Receivables, net of allowance for doubtful accounts	$1,343	$11,827
Other current assets	—	2,186
Property, plant and equipment, net	3,260	5,560
Goodwill	—	12,955
Other non-current assets	—	386
Accounts payable and accrued liabilities	3,643	17,186
Long-term liabilities	9,290	9,209

The property, plant and equipment for discontinued operations relates to 17 owned locations that did not transfer to the buyer upon the sale of Harmon AutoGlass. We expect these properties to be sold during fiscal 2005.

13	Acquisitions

In fiscal 2002, the LSO segment expanded its pre-framed art business by purchasing a third high-end pre-framed art company. The purchase price of this business was $1.7 million, including the assumption of $1.5 million in debt, and resulted in recording $1.6 million as goodwill. In fiscal 2003, the contingent purchase price payment associated with an earlier pre-framed art business acquisition was incurred and recorded as additional goodwill in the amount of $0.3 million.

In fiscal 2002, liabilities of $1.5 million were assumed in the above transactions. All of the above transactions were accounted for by the purchase method. Accordingly, the consolidated financial statements include the net assets and results of operations from the dates of acquisition.

14	Quarterly Data (Unaudited)

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
Fiscal 2004
Net sales	$121,467	$135,844	$143,562	$134,456	$535,329
Gross profit	22,475	24,376	28,330	19,286	94,467
Earnings from continuing operations	409	2,501	5,454	(3,732)	4,632
Loss from discontinued operations	(101)	(4,352)	(3,004)	(2,768)	(10,225)
Net earnings (loss)	308	(1,851)	2,450	(6,500)	(5,593)
Earnings (loss) per share – basic
From continuing operations	0.02	0.09	0.20	(0.14)	0.17
From discontinued operations	(0.01)	(0.16)	(0.11)	(0.10)	(0.38)
Net earnings (loss)	0.01	(0.07)	0.09	(0.24)	(0.21)
Earnings (loss) per share – diluted
From continuing operations	0.01	0.09	0.20	(0.14)	0.17
From discontinued operations	—	(0.16)	(0.11)	(0.10)	(0.37)
Net earnings (loss)	0.01	(0.07)	0.09	(0.24)	(0.20)

Fiscal 2003
Net sales	$136,799	$147,789	$154,417	$145,877	$584,882
Gross profit	33,828	37,423	37,906	36,067	145,224
Earnings from continuing operations	4,414	7,092	9,869	7,507	28,882
Earnings (loss) from discontinued operations	824	1,476	(2,308)	1,041	1,033
Net earnings	5,238	8,568	7,561	8,548	29,915
Earnings (loss) per share – basic
From continuing operations	0.16	0.26	0.36	0.27	1.05
From discontinued operations	0.03	0.05	(0.08)	0.04	0.04
Net earnings	0.19	0.31	0.28	0.31	1.09
Earnings (loss) per share – diluted
From continuing operations	0.15	0.25	0.35	0.27	1.02
From discontinued operations	0.03	0.05	(0.08)	0.04	0.04
Net earnings	0.18	0.30	0.27	0.31	1.06

15	Earnings Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding, including the dilutive effects of stock options and restricted stock. When the Company has a loss from continuing operations, diluted earnings per share computations are computed using basic shares. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

(In thousands)	2004	2003	2002
Basic earnings per share - weighted common shares outstanding	27,037	27,521	27,910
Weighted common shares assumed upon exercise of stock options	343	429	596
Unvested shares held in trust for deferred compensation plans	439	397	311

Diluted earnings per share - weighted common shares and potential common shares outstanding	27,819	28,347	28,817

There were 1,208,000, 1,697,000 and 881,000 stock options excluded in fiscal 2004, 2003 and 2002, respectively, from the computation of diluted earnings per share due to their anti-dilutive effect.

16	Business Segments Data

The Company’s segments are aligned to match the markets they serve. The segments are Architectural Products and Services (Architectural), Large-Scale Optical Technologies (LSO), Automotive Replacement Glass and Services (Auto Glass). The Architectural segment designs, engineers, fabricates, installs, services, maintains and renovates the walls of glass and windows comprising the outside skin of commercial and institutional buildings. The LSO segment develops and produces value-added glass for custom framing and pre-framed art markets and optical thin film coatings for consumer electronics displays. The Auto Glass segment fabricates aftermarket foreign and domestic automobile windshields and windows.

(In thousands)	2004	2003	2002
Net Sales
Architectural	$411,425	$458,811	$479,364
Large-scale optical	79,367	79,705	67,829
Auto glass	44,582	46,423	50,605
Intersegment elimination	(45)	(57)	(6)

Total	$535,329	$584,882	$597,792

Operating Income (Loss)
Architectural	$(592)	$32,134	$34,396
Large-scale optical	2,793	3,694	(4,350)
Auto glass	7,779	11,800	14,076
Corporate and other	(2,233)	(2,060)	(2,008)

Total	$7,747	$45,568	$42,114

Depreciation and Amortization
Architectural	$14,996	$15,424	$16,206
Large-scale optical	2,250	2,409	3,193
Auto glass	1,325	1,596	2,090
Corporate and other	1,177	1,369	1,613

Total	$19,748	$20,798	$23,102

Capital Expenditures
Architectural	$8,789	$9,925	$5,078
Large-scale optical	2,054	822	2,229
Auto glass	526	404	337
Corporate and other	90	57	59

Total	$11,459	$11,208	$7,703

Identifiable Assets
Architectural	$198,226	$203,903	$225,038
Large-scale optical	52,724	51,431	53,781
Auto glass	11,747	44,283	48,336
Corporate and other	72,506	83,224	81,961

Total	$335,203	$382,841	$409,116

The Company’s fiscal 2004, 2003 and 2002 investment in the PPG Auto Glass joint venture of $16.3 million, $19.5 million and $21.7 million, respectively, and the marketable securities held for sale at the Company’s wholly owned insurance subsidiary of $14.0 million, $16.4 million and $22.8 million, respectively, are included in the identifiable assets for Corporate and Other.

Apogee’s export net sales of $30.3 million, $37.2 million and $35.0 million for fiscal 2004, 2003 and 2002, respectively, were less than 10 percent of consolidated net sales each year. No single customer, including government agencies, accounts for 10 percent or more of consolidated net sales. Segment operating income is net sales less cost of sales and operating expenses. Operating income does not include provision for interest expense or income taxes. Corporate and other includes miscellaneous corporate activity not allocable to business segments.

17	Commitments and Contingent Liabilities

Operating lease commitments. As of February 28, 2004, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Total minimum payments	$8,389	$7,755	$6,956	$5,977	$1,299	$2,191	$32,567

Total rental expense was $15.3 million, $15.6 million and $10.9 million in 2004, 2003 and 2002, respectively.

During fiscal 2004 and 2002, the Company entered into agreements for the sale and leaseback of a certain building and certain production equipment, which are significant to the operations of the businesses. The sale price of the items was $6.1 million. Under these and its other sale and leaseback agreements, the Company has an option to purchase the building and equipment at projected future fair market value upon expiration of the leases, which occurs in fiscal 2007, 2008, 2009 and 2014. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases.

Under the Company’s sale and leaseback transactions, total gains of $10.8 million have been deferred and are being recognized over the terms of the respective leases. The February 28, 2004 and March 1, 2003 unamortized portion of the deferred gain of $6.2 million and $6.3 million, respectively, is included in the balance sheet captions accrued expenses and other long-term liabilities. The average annual lease payment over the life of these leases is $5.2 million.

Bond commitments. In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of installation projects that are in process and in our backlog. At February 28, 2004, these bonds totaled $162.6 million. We have never been required to pay on these performance-based bonds.

Guarantees and warranties. In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures or liabilities associated with guarantee agreements are also required in the interim and annual financial statements. The disclosure requirements of FIN 45 are effective for the years ending after December 15, 2002. The liability recognition requirements are effective for guarantees entered into after January 1, 2003. The adoption of this new standard did not have a material effect on our consolidated financial position or results of operations for the period ended February 28, 2004.

The Company accrues for warranty and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

(In thousands)	2004	2003
Beginning warranty accrual	$2,398	$3,330
Additional accruals	2,603	700
Claims paid	1,956	1,632

Ending warranty accrual	$3,045	$2,398

Letters of credit. At February 28, 2004, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of February 28, 2004 was approximately $14.8 million, of which $8.4 million is issued and has reduced our total availability of funds under our $125.0 million credit facility.

Non-compete agreements. The Company has entered into a number of noncompete and consulting agreements associated with former employees. As of February 28, 2004, future payments of $0.1 million were committed under such agreements.

Litigation. The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practice, workers compensation, general liability and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at alerting them on a timely basis of material information required to be included in our periodic filings with the Securities and Exchange Commission.

b)	Changes in internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period to which this report relates that would have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Code of Business Ethics and Conduct which applies to all of our employees and directors. The Code of Business Ethics and Conduct is published on our website at www.apog.com. Any amendments to the Code of Business Ethics and Conduct and waivers of the Code of Business Ethics and Conduct for our Chief Executive Officer and Chief Financial Officer will be published on our website.

The other information required by this item, other than the information set forth in Part I above under the heading “Executive Officers of the Registrant”, is set forth under the headings “Proposal 1: Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 22, 2004, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation” (other than the Compensation Committee Report) “Corporate Governance – Director Compensation and Related Policies” and “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 22, 2004, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes, with respect to our equity compensation plans, the number of shares of our common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights and the number of shares remaining available for future issuance under our equity compensation plans as of February 28, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	2,517,553	$11.14	2,920,113
Equity compensation plans not approved by security holders	None	Not Applicable	None
Total	2,517,553	$11.14	2,920,113

(1)	Includes shares underlying options granted under our 2002 Omnibus Stock Incentive Plan, our 1997 Omnibus Stock Incentive Plan and our 1987 Stock Option Plan.

(2)	Of these shares, 918,017 are available for issuance under our Amended and Restated 1987 Partnership Plan, 1,468,455 are available for grant under our 2002 Omnibus Stock Incentive Plan, 343,064 are available for grant under our 1997 Omnibus Stock Incentive Plan, and 190,577 are available for grant under our Non-Employee Director Deferred Compensation Plan. The 1,468,455 and 343,064 shares available for grant under the 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan, respectively, may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards or other stock-based awards, except that not more than 703,064 shares are available for granting restricted stock, restricted stock units and performance awards under both of these plans.

The other information required by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 22, 2004, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the heading “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 22, 2004, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the headings “Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Auditors” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 22, 2004, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)	List of documents filed as a part of this report:

1.	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

2.	Financial Statement Schedules – Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves (1)	Balance at End of Period
Allowances for doubtful receivables
For the year ended February 28, 2004	$3,055	$881	$905	$3,031
For the year ended March 1, 2003	3,964	354	1,263	3,055
For the year ended March 2, 2002	7,216	(600)	2,652	3,964

(1)	Net of recoveries

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits – See Item (c) below.

b)	Reports on Form 8-K

On December 18, 2003, the Company furnished a Current Report on Form 8-K dated December 17, 2003 announcing earnings for the quarter ended November 29, 2003 and attaching a press release related thereto.

On January 7, 2004, the Company filed a Current Report on Form 8-K dated January 2, 2004 announcing its sale of Harmon AutoGlass to Glass Doctor and attaching a press release related thereto.

On January 14, 2004, the Company filed a Current Report on Form 8-K dated January 5, 2004 related to the Rule 10b5-1 trading plan entered into by a director of the Company.

On February 2, 2004, the Company filed a Current Report on Form 8-K dated February 2, 2004 announcing earnings guidance for fiscal 2004 and promotion of one of its officers and attaching a press release thereto.

On February 20, 2004, the Company filed a Current Report on Form 8-K dated February 18, 2004 announcing its appointment of a new chief financial officer and attaching a press release related thereto.

c)	Exhibits marked with an asterisk (*) identify each management contract or compensatory plan or arrangement. Exhibits marked with a double asterisk (**) are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

Exhibit No.

3.1	**	Restated Articles of Incorporation.

3.2		Restated By Laws of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 3B to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

4.1		Specimen certificate for shares of common stock of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 4A to Registrant’s Annual Report on Form 10-K for the year ended March 2, 2002.

4.2		Amended and Restated Rights Agreement dated November 12, 2001, between Registrant and Bank of New York. Incorporated by reference to Registrant’s Form 8-A/A filed on November 30, 2001.

10.1	*	Amended and Restated 1987 Apogee Enterprises, Inc. Partnership Plan. Incorporated by reference to Appendix A-2 to the Registrant’s Schedule 14A Information Proxy Statement filed in connection with the June 19, 2001 Annual Meeting of Shareholders, filed May 10, 2001.

10.2	*	Employment Agreement between Registrant and Richard Gould dated May 23, 1994. Incorporated by reference to Exhibit 10I to Registrant’s Annual Report on Form 10-K for year ended February 25, 1995.

10.3	*	Amendment to Apogee Enterprises, Inc. Employment Agreement with Richard Gould dated July 7, 1998. Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.4	*	1987 Apogee Enterprises, Inc. Stock Option Plan. Incorporated by reference to Registrant’s S-8 registration statement dated July 18, 1990.

10.5	*	1997 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit A of Registrant’s proxy statement for the 1997 Annual Meeting of Shareholders, filed May 16, 1997.

10.6	*	Resignation Agreement between Apogee Enterprises, Inc. and James L. Martineau. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.7	*	Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.8	*	First Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan, dated May 11, 1999. Incorporated by reference to Exhibit 10J to Registrant’s Annual Report on Form 10-K for the year ended February 27, 1999.

10.9	*	Apogee Enterprises, Inc. Executive Supplemental Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.10	*	Forms of Severance Agreement between the Company and certain senior executive officers of the Company. Incorporated by reference to Exhibit 10P to Registrant’s Annual Report on Form 10-K for the year ended March 3, 2001.

10.11		Stock Purchase Agreement dated November 10, 1998 between Apogee Enterprises, Inc. and CompuDyne Corporation. Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 10, 1998.

10.12		Stock Purchase Agreement between the Company and CH Holdings, Inc. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on April 23, 1999.

10.13	*	Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit A of the Registrant’s proxy statement for the 1999 Annual Meeting of Shareholders, filed May 17, 1999.

10.14		Contribution and Assumption Agreement dated June 13, 2000, among PPG Industries, the Company, certain subsidiaries of the Company and PPG Auto Glass. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 1, 2000.

10.15		Limited Liability Company Agreement dated June 13, 2000, between PPG Industries and the Company. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 1, 2000.

10.16	*	Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit A of Registrant’s proxy statement for the 2002 Annual Meeting of Shareholders, filed May 14, 2002.

10.17	*	Apogee Enterprises, Inc. Executive Management Incentive Plan. Incorporated by reference to Exhibit B of Registrant’s proxy statement for the 2002 Annual Meeting of Shareholders, filed May 14, 2002.

10.18		Credit Agreement dated as of April 25, 2003 between Apogee Enterprises, Inc. and banks party to the agreement, including related contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 1, 2002.

10.19	*	Employment Agreement between Registrant and Joseph T. Deckman effective as of July 16, 2002. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002.

10.20		Apogee Enterprises, Inc. Amendment to the Amended and Restated 1987 Apogee Enterprises, Inc. Partnership Plan. Incorporated by reference to Exhibit A of the Registrant’s proxy statement for the 2003 Annual Meeting of Shareholders filed May 13, 2003.

10.21	**	Agreement between Registrant and Joseph T. Deckman effective as of December 5, 2003.

10.22	**	Resignation agreement between Registrant and Larry D. Stordahl effective as of February 27, 2004.

10.23	**	Apogee Enterprises, Inc. Amended and Restated Employee Stock Purchase Plan and amendment thereto, dated January 14, 2004.

21	**	Subsidiaries of the Registrant.

23	**	Consent of Deloitte & Touche LLP.

31.1	**	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	**	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	**	Private Securities Litigation Reform Act of 1995 - Cautionary Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2004.

APOGEE ENTERPRISES, INC.

By:	/s/ Russell Huffer

Russell Huffer Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 5, 2004.

Signature	Title	Signature	Title

/s/ Russell Huffer Russell Huffer	Chairman, President, CEO and Director (Principal Executive Officer)	/s/ William F. Marchido William F. Marchido	CFO (Principal Financial and Accounting Officer)

/s/ Bernard P. Aldrich Bernard P. Aldrich	Director	/s/ Stephen C. Mitchell Stephen C. Mitchell	Director

Robert L. Edwards	Director	/s/ Ray C. Richelson Ray C. Richelson	Director

/s/ Donald W. Goldfus Donald W. Goldfus	Director	/s/ Michael E. Shannon Michael E. Shannon	Director

/s/ Barbara B. Grogan Barbara B. Grogan	Director

/s/ J. Patrick Horner J. Patrick Horner	Director

/s/ James L. Martineau James L. Martineau	Director