Form 10-Q
period 2004-05-29
APOGEE ENTERPRISES INC
filed 2004-07-08
CIK 6845

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 29, 2004

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

Common Stock $0.33 1/3 Par Value

(Title of each class)

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

As of June 30, 2004, 27,375,921 shares of the Registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	May 29, 2004 (unaudited)	February 28, 2004
Assets
Current assets
Cash and cash equivalents	$6,890	$7,822
Receivables, net of allowance for doubtful accounts	105,568	99,968
Inventories	36,125	35,533
Refundable income taxes	—	2,578
Current assets of discontinued operations	1,345	1,343
Deferred tax assets	6,952	6,700
Other current assets	3,268	3,910

Total current assets	160,148	157,854

Property, plant and equipment, net	97,447	98,536
Marketable securities available for sale	14,158	13,987
Investments in affiliated companies	16,033	16,668
Assets of discontinued operations	3,260	3,260
Goodwill	42,960	42,960
Intangible assets, at cost less accumulated amortization of $964 and $845, respectively	1,359	1,365
Other assets	496	573

Total assets	$335,861	$335,203

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$40,122	$38,293
Accrued expenses	35,916	41,294
Current liabilities of discontinued operations	3,110	3,643
Billings in excess of costs and earnings on uncompleted contracts	8,944	7,100
Accrued income taxes	1,905	—
Current installments of long-term debt	300	308

Total current liabilities	90,297	90,638

Long-term debt, less current installments	39,300	39,650
Long-term self-insurance reserves	13,958	14,065
Other long-term liabilities	13,640	14,104
Liabilities of discontinued operations	9,206	9,290

Commitments and contingent liabilities (Note 11)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 27,392,000 and 27,358,000, respectively	9,131	9,119
Additional paid-in capital	56,435	55,749
Retained earnings	107,311	106,271
Common stock held in trust	(5,564)	(5,368)
Deferred compensation obligations	5,564	5,368
Unearned compensation	(2,318)	(2,474)
Accumulated other comprehensive loss	(1,099)	(1,209)

Total shareholders’ equity	169,460	167,456

Total liabilities and shareholders’ equity	$335,861	$335,203

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Quarter ended
(In thousands, except per share data)	May 29, 2004	May 31, 2003
Net sales	$145,900	$121,467
Cost of sales	120,087	98,992

Gross profit	25,813	22,475
Selling, general and administrative expenses	21,516	20,547

Operating income	4,297	1,928
Interest income	1,083	159
Interest expense	897	965
Other (expense) income, net	(43)	—
Equity in loss of affiliated companies	(649)	(561)

Earnings from continuing operations before income taxes	3,791	561
Income tax expense	702	152

Earnings from continuing operations	3,089	409
Earnings (loss) from discontinued operations, net of income taxes	67	(101)

Net earnings	$3,156	$308

Earnings per share – basic
Earnings from continuing operations	$0.11	$0.02
Earnings (loss) from discontinued operations	0.01	(0.01)

Net earnings	$0.12	$0.01

Earnings per share – diluted
Earnings from continuing operations	$0.11	$0.01
Earnings (loss) from discontinued operations	—	—

Net earnings	$0.11	$0.01

Weighted average basic shares outstanding	27,104	26,946
Weighted average diluted shares outstanding	27,771	27,647

Cash dividends declared per common share	$0.0600	$0.0575

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarter-ended
(In thousands)	May 29, 2004	May 31, 2003
Operating Activities
Net earnings	$3,156	$308
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (earnings) loss from discontinued operations	(67)	101
Depreciation and amortization	4,490	5,482
Deferred income taxes	104	(239)
Equity in loss of affiliated companies	649	561
Gain on disposal of assets	(331)	(304)
Other, net	642	(165)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(5,600)	9,406
Inventories	(592)	(1,735)
Accounts payable and accrued expenses	(3,633)	(22,096)
Billings in excess of costs and earnings on uncompleted contracts	1,844	(154)
Refundable and accrued income taxes	4,483	(67)
Other, net	54	51

Net cash provided by (used in) continuing operating activities	5,199	(8,851)

Investing Activities
Capital expenditures	(3,265)	(915)
Proceeds from sales of property, plant and equipment	69	6
Investments in equity investments	(14)	(33)
Purchases of marketable securities	(9,247)	(3,059)
Sales/maturities of marketable securities	8,635	2,589

Net cash used in investing activities	(3,822)	(1,412)

Financing Activities
Net (payments on) proceeds from revolving credit agreement	(350)	4,400
Payments on long-term debt	(8)	(240)
Proceeds from issuance of common stock, net of cancellations	209	895
Dividends paid	(1,647)	(1,579)

Net cash (used in) provided by financing activities	(1,796)	3,476

Cash (used in) provided by discontinued operations	(513)	1,126

Decrease in cash and cash equivalents	(932)	(5,661)
Cash and cash equivalents at beginning of year	7,822	10,166

Cash and cash equivalents at end of period	$6,890	$4,505

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 28, 2004. The results of operations for the three-month periods ended May 29, 2004 and May 31, 2003 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 29, 2004 and February 28, 2004, and the results of operations and cash flows for the three-month periods ended May 29, 2004 and May 31, 2003. As explained in Note 10, during the fourth quarter of fiscal 2004, the Company completed the sale of its retail auto glass business. Accordingly, prior year results of this business have been reclassified as discontinued operations. Certain prior-year amounts have been reclassified to conform to the current period presentation.

The Company’s fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.	New Accounting Standards

In December 2003, the FASB revised SFAS No. 132, Employer’s Disclosures about Pensions and Other Post-retirement Benefits. The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. As revised, SFAS No. 132R, is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this standard are effective for interim periods beginning after December 15, 2003. However, disclosure of the estimated future benefit payments is effective for fiscal years ending after June 14, 2004. See Note 9 for disclosures regarding our defined benefit pension plan.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51, which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In December 2003, the FASB revised FIN 46, delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. For potential variable interest entities other than any Special Purpose Entities (SPEs), the revised FIN 46 (FIN46R) is now required to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004. The original guidance under FIN 46 is still applicable, however, for all SPEs created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R also requires certain disclosures of an entity’s relationship with variable interest entities. The adoption of this standard in the first quarter of fiscal 2005 did not have a material effect on our consolidated financial position or results of operations.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, effective for the first fiscal year or interim period beginning after June 15, 2004. EITF 003-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. The adoption of this EITF is not expected to have a material impact on our results of operations or financial condition.

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

	Three months ended
(In thousands, except per share data)	May 29, 2004	May 31, 2003
Net earnings (loss)
As reported	$3,156	$308
Compensation expense, net of income taxes	298	304

Pro forma	$2,858	$4

Earnings (loss) per share – basic
As reported	$0.12	$0.01
Pro forma	0.11	—

Earnings (loss) per share – diluted
As reported	$0.11	$0.01
Pro forma	0.10	—

Weighted average common shares outstanding
Basic	27,104	26,946
Diluted	27,771	27,647

The weighted average fair value per option at the date of grant for options granted in fiscal 2005 and fiscal 2004 was $4.99 and $4.05, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants through the first quarter of fiscal 2005 and 2004, respectively.

	Three months ended
	May 29, 2004	May 31, 2003
Dividend yield	2.0%	2.4%
Expected volatility	63.3%	65.7%
Risk-free interest rate	3.8%	2.0%
Expected lives	4.9 years	4.5 years

4.	Earnings Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended
(In thousands)	May 29, 2004	May 31, 2003
Basic earnings per share – weighted common shares outstanding	27,104	26,946
Weighted common shares assumed upon exercise of stock options	346	260
Unvested shares held in trust for deferred compensation plans	321	441

Diluted earnings per share - weighted common shares and potential common shares outstanding	27,771	27,647

Earnings per share – basic	$0.12	$0.01
Earnings per share - diluted	0.11	0.01

There were approximately 1,300,000 and 1,694,000 stock options excluded in the first quarter of fiscal 2005 and 2004, respectively, from the computation of diluted earnings per share due to their anti-dilutive effect.

5.	Inventories

(In thousands)	May 29, 2004	Feb. 28, 2004
Raw materials	$11,224	$15,596
Work-in-process	5,489	5,639
Finished goods	11,553	8,181
Costs and earnings in excess of billings on uncompleted contracts	7,859	6,117

Total inventories	$36,125	$35,533

6.	Equity Investment

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The Company’s investment in PPG Auto Glass was $15.7 million and $16.3 million at May 29, 2004 and February 28, 2004, respectively. At May 29, 2004 and February 28, 2004, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill.

In connection with the formation of PPG Auto Glass, the Company agreed to supply the joint venture, through PPG, with most of the Company’s windshield fabrication capacity at agreed upon terms and conditions. The Company and PPG, through commercial negotiations agreed to amend the agreements during fiscal 2002 to better reflect market pricing at the time. During the fourth quarter of fiscal 2004, the Company and PPG agreed that the amendments no longer provided for market-based pricing and agreed to terminate them. Beginning with fiscal 2005, the termination of the amendments has negatively impacted the Auto Glass segment’s results with an offsetting benefit to equity in income of affiliated companies when compared to fiscal 2004. For the first quarter of fiscal 2004, the amount reported in the Auto Glass segment related to this pricing amendment was $1.8 million.

The supply agreement with PPG expires any time after June 2005 with a one-year notification. In March 2004, the Company received the required advance notice from PPG indicating that the windshield supply agreement Viracon/Curvlite operates under will be terminated on the expiration date in July 2005, which is during fiscal 2006. The Company is in discussions with PPG regarding a new supply agreement. Termination of the supply agreement is not anticipated to have a material effect on fiscal 2005 earnings.

A summary of the financial statements of the Company’s equity investment is as follows:

	Quarter ended
(In thousands)	May 29, 2004	May 31, 2003
Sales	$71,165	$81,518
Gross profit	23,612	24,169
Net loss	(1,845)	(1,344)

(In thousands)	May 29, 2004	Feb. 28, 2004
Current assets	$96,515	$90,966
Non-current assets	10,676	10,741
Current liabilities	61,501	54,306
Non-current liabilities	2,659	2,539

7.	Goodwill and Other Identifiable Intangible Assets

There has been no change in the carrying amount of goodwill from fiscal 2004 to fiscal 2005. Goodwill attributable to each business segment for the three months ended May 29, 2004 was as follows:

(In thousands)	Architectural	Large-Scale Optical	Auto Glass	Corporate and Other	Total
Balance at May 29, 2004	$24,178	$10,607	$—	$8,175	$42,960

All previously recorded goodwill for the Auto Glass segment has been reclassified to assets of discontinued operations.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	May 29, 2004			February 28, 2004
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$1,710	$(785)	$925	$1,710	$(694)	$1,016
Other	613	(179)	434	500	(151)	349

Total	$2,323	$(964)	$1,359	$2,210	$(845)	$1,365

Amortization expense on these identifiable intangible assets was $0.1 million and $0.1 million for the three months ended May 29, 2004 and May 31, 2003, respectively. At May 29, 2004, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2005 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009
Estimated amortization expense	$380	$499	$209	$48	$38

8.	Long-Term Debt

During fiscal 2003, the Company entered into a four-year, unsecured, revolving credit facility in the amount of $125.0 million with $30.8 million and $31.1 million of borrowings outstanding as of May 29, 2004 and February 28, 2004, respectively. This credit facility requires the Company to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio of more than 3.0 and a debt-to-cash flow ratio of less than 2.75. At May 29, 2004, these ratios were 7.5 and 1.5, respectively. If the Company is not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to the debt-to-cash flow ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At May 29, 2004, the Company was in compliance with all of the financial covenants of the credit facility.

9.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officer’s Supplemental Executive Retirement Plan (SERP) for the first quarter of 2005 and 2004 are as follows:

	Quarter ended
(In thousands)	May 31, 2004	May 29, 2003
Service cost	$66	$62
Interest cost	77	70
Amortization of prior-year service cost	59	43

Net periodic benefit cost	$202	$175

10.	Discontinued Operations

On January 2, 2004, the Company completed the cash sale of Harmon AutoGlass with the selling price subject to a final working capital adjustment which is expected to be completed during the second quarter of fiscal 2005. During the first quarter and full year of fiscal 2004, respectively, the Company recorded after-tax charges of $0 and $7.6 million, representing a reduction in the carrying value of this business unit to its estimated fair value, less cost to sell. Properties that have not been sold with the business and which remained as assets held for sale and expected to be sold by the end of fiscal 2005 were $3.3 million on May 29, 2004 and February 28, 2004, respectively. Liabilities have been established for committed future cash flows related to the sale.

In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of the Company’s detention/security business and its exit from international curtainwall operations. The majority of cash expenditures related to these discontinued operations are expected to be made within the next three years. The majority of the reserve for discontinued operations relates to the international curtainwall operations, including bonds outstanding, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French court systems. For the outstanding matter within the U.K., the plaintiff is required to file documents with the court by September 2004, at which time we will be able to begin the discovery process and better evaluate the plaintiff’s demands. As to the significant outstanding matter in France, the French court issued a ruling in favor of the Company’s European discontinued operation in the first quarter of fiscal 2005. In its ruling, the court held that the plaintiff failed to demonstrate that any debt was owed by the Company’s

European discontinued operation to the plaintiff, resulting in the denial of the plaintiff’s original bond payment claim. The plaintiff has until two months from the date of entry of the Court’s order to appeal. Given the likelihood of appeal by the plaintiff, there was no change in the reserve amount on this matter. The reserve also covers other liability issues, consisting of warranty and rework issues, relating to these and other international construction projects.

	Three months ended
(In thousands)	May 29, 2004	May 31, 2003
Condensed Statement of Operations from Discontinued Businesses
Net sales	$—	$49,851

Earnings (loss) before income taxes (prior to loss on disposal)	106	(139)
Income tax expense (benefit)	39	(38)

Earnings (loss) from operations, net of income taxes	67	(101)
Loss on disposal, net of income taxes	—	—

Net earnings (loss)	$67	$(101)

(In thousands)	May 29, 2004	Feb. 28, 2004
Summary Balance Sheets of Discontinued Businesses
Receivables, net of allowance for doubtful accounts	$1,345	$1,343
Property, plant and equipment, net	3,260	3,260
Accounts payable and accrued liabilities	3,110	3,643
Long-term liabilities	9,206	9,290

11.	Commitments and Contingent Liabilities

Operating lease commitments. As of May 29, 2004, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter	Total
Total minimum payments	$6,913	$8,594	$7,553	$6,317	$1,448	$2,239	$33,064

The Company remains the general guarantor of certain property and vehicle leases of Harmon AutoGlass; however as part of the purchase agreement, the Company has been fully indemnified by the buyer.

Bond commitments. In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of installation projects that are in process and in our backlog. At May 29, 2004, these bonds totaled $171.0 million. Our installation business has never been required to pay on these performance-based bonds.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

	Quarter ended
(In thousands)	May 29, 2004	Feb. 28, 2004
Balance at beginning of period	$3,045	$2,398
Additional accruals	531	2,603
Claims paid	748	1,956

Balance at ending of period	$2,828	$3,045

Letters of credit. At May 29, 2004, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of May 29, 2004 was approximately $14.7 million, of which $8.4 million is issued and has reduced our total availability of funds under our $125.0 million credit facility.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with former employees. As of May 29, 2004, future payments of $0.1 million were committed under such agreements.

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

12.	Comprehensive Earnings

	Three months ended
(In thousands)	May 29, 2004	May 31, 2003
Net earnings	$3,156	$308
Unrealized gain (loss) on derivatives, net of $242 and $(49) tax expense (benefit), respectively	398	(81)
Unrealized (loss) gain on marketable securities, net of $(154) and $61 tax (benefit) expense, respectively	(288)	115

Comprehensive earnings	$3,266	$342

13.	Segment Information

The following table presents sales and operating income data for our three segments, and consolidated, for the three months, when compared to the corresponding period a year ago. As previously noted, the Auto Glass segment excludes results of the Company’s retail auto glass business, which has been reclassified as a discontinued operation.

	Three months ended
(In thousands)	May 29, 2004	May 31, 2003
Net Sales
Architectural	$117,549	$94,944
Large-Scale Optical	18,548	15,737
Auto Glass	9,819	10,791
Intersegment Eliminations	(16)	(5)

Net Sales	$145,900	$121,467

Operating Income (Loss)
Architectural	$3,176	$946
Large-Scale Optical	575	(352)
Auto Glass	1,140	1,942
Corporate and Other	(594)	(608)

Operating Income	$4,297	$1,928

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s results, based on current information available pertaining to the Company, including the risk factors noted below. From time to time, we also may provide oral and written forward-looking statements in other materials we release to the public such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the following: Operational risks within (A) the Architectural segment: i) competitive, price-sensitive and changing market conditions, including unforeseen delays in project timing and work flow; ii) economic conditions and the cyclical nature of the North American commercial construction industry; iii) product performance, reliability or quality problems that could delay payments, increase costs, impact orders or lead to litigation; and iv) the segment’s ability to fully utilize production capacity; (B) the Large-Scale Optical segment: i) integration of the two manufacturing facilities in this segment; ii) timing of the transition of manufacturing capacity from consumer electronics to picture framing products; iii) markets that are impacted by consumer confidence; iv) dependence on a relatively small number of customers; and v) ability to utilize manufacturing facilities; and (C) the Auto Glass segment: i) negotiation of a new long-term supply agreement between Viracon/Curvlite and PPG Industries; ii) changes in market dynamics; iii) market seasonality; iv) highly competitive, fairly mature industry; and v) performance of the PPG Auto Glass, LLC joint venture. Additional factors include: i) revenue and operating results that are volatile; ii) the possibility of a material product liability event; iii) the costs of compliance with governmental regulations relating to hazardous substances; iv) management of discontinued operations exiting activities; and v) foreign currency risk related to discontinued operations. The Company cautions readers that actual future results could differ materially from those described in the forward-looking statements. For a more detailed explanation of the foregoing and other risks and uncertainties, see the cautionary statement filed as Exhibit 99 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2004.

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

Overview

We are a leader in technologies involving the design and development of value-added glass products, services and systems. The Company is organized in three segments: Architectural Products and Services (Architectural), Large-Scale Optical (LSO) and Automotive Replacement Glass and Services (Auto Glass). Our architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass and windows comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, a leading fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems, a manufacturer of custom aluminum window systems and curtainwall; and Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters. All of the businesses within the Architectural segment manufacture their products by fabricating glass and/or metals in a job shop environment and primarily market their products to a combination of building owners, architects, general contractors or glazing sub-contractors. Our LSO segment consists of Tru Vue, a provider of value-added picture framing glazing products for the custom framing and pre-framed art markets, and a producer of optical thin film coatings for consumer electronics displays. Our Auto Glass segment consists of Viracon/Curvlite, a U.S. fabricator of aftermarket foreign and domestic car windshields.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended February 28, 2004 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

On January 2, 2004, the Company sold Harmon AutoGlass, its retail auto glass business, and results from such business are reported as a discontinued operation. Accordingly, certain prior-year amounts have been reclassified to conform to the current period presentation.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the first three months of the current and past fiscal year.

	Three months ended
(Percent of net sales)	May 29, 2004	May 31, 2003
Net sales	100.0%	100.0%
Cost of sales	82.3	81.5

Gross profit	17.7	18.5
Selling, general and administrative expenses	14.8	16.9

Operating income	2.9	1.6
Interest income	0.7	0.1
Interest expense	0.6	0.7
Other income (expense), net	0.0	0.0
Equity in loss of affiliated companies	(0.4)	(0.5)

Earnings from continuing operations before income taxes	2.6	0.5
Income tax expense	0.5	0.2

Earnings from continuing operations	2.1	0.3
Earnings (loss) from discontinued operations	0.0	(0.1)

Net earnings	2.1%	0.2%

Effective tax rate for continuing operations	18.5%	27.1%

Highlights of First Quarter Fiscal 2005 Compared to First Quarter Fiscal 2004

•	Consolidated net sales increased 20.1 percent, or $24.4 million, during the first quarter ended May 29, 2004 compared to the prior year period, which was primarily due to:

•	increased volume within our architectural segment businesses resulting from initiatives started in fiscal 2004,

•	increased sales at the installation business within our architectural segment due to reduced project delays initiated by our customer, and

•	increased sales of value-added products within the Large-Scale Optical (LSO) segment.

•	The decrease in gross profit percentage as compared to the prior year period is primarily a result of:

•	terminated pricing amendments in the fourth quarter of fiscal 2004 which negatively impacted the Auto Glass segment’s results, while positively offsetting equity in income of affiliated companies.

•	partially offsetting this decrease in gross profit percentage were increased capacity utilization and improved project flow occurring within the architectural segment.

•	The $1.0 million increase in selling, general and administrative (SG&A) expenses for the first quarter ended May 29, 2004 compared to the prior year period relates primarily to:

•	increased incentive compensation expenses due to increased financial performance.

•	offsetting this increase was decreased depreciation and amortization expense.

•	Research and development expenses were $0.4 million and $0.5 million for the quarter ended May 29, 2004 and May 31, 2003, respectively.

•	Advertising expenses for the quarter ended May 29, 2004 and May 31, 2003, respectively, were $0.4 million.

•	The increase in interest income of $0.9 million reflects the interest received on an IRS income tax refund.

•	The decrease in the effective income tax rate is a result of a favorable IRS settlement for research and development credits received and recorded in the first quarter of fiscal 2005.

•	Equity in affiliated companies reflects:

•	our 34 percent interest in an automotive replacement glass distribution business, PPG Auto Glass, LLC, and

•	a loss of $0.6 million, which remained flat as a result of benefits related to the pricing amendments being significantly offset by reduced volume and market pricing.

Segment Analysis

The following table presents sales and operating income data for our three segments and on a consolidated basis for the first quarter, when compared to the corresponding period a year ago. As previously noted, the Auto Glass segment excludes results of the Company’s retail auto glass business, which has been reclassified as a discontinued operation.

	Quarter ended
(In thousands)	May 29, 2004	May 31, 2003	% Change
Net Sales
Architectural	$117,549	$94,944	23.8%
Large-Scale Optical	18,548	15,737	17.9
Auto Glass	9,819	10,791	(9.0)
Intersegment Eliminations	(16)	(5)	(220.0)

Net Sales	$145,900	$121,467	20.1%

Operating Income (Loss)
Architectural	$3,176	$946	235.7%
Large-Scale Optical	575	(352)	—
Auto Glass	1,140	1,942	(41.3)
Corporate and Other	(594)	(608)	2.3

Operating Income	$4,297	$1,928	122.9%

Architectural Products and Services (Architectural)

•	First-quarter revenues of $117.5 increased 23.8 percent as a result of increased volume somewhat offset by lower pricing. The segment was able to outperform the non-residential commercial construction market, which decreased slightly compared to the prior year, by increasing market share.

•	Operating earnings of $3.2 million increased as a result of higher sales and production levels, greater consistency in installation project management and improved project flow. These improvements were slightly offset by a lower-margin project mix and lower pricing.

•	Architectural backlog, at May 29, 2004, increased to $233.7 million, from $150.9 million in the prior-year period and $224.5 million at fiscal 2004 year-end, with the majority of the increase in the installation business.

•	Overall, we continue to see more competition and lower pricing in the broader architectural glass market, while we are seeing less competition in our core markets. We are able to participate in these broader markets as a result of our reduced lead-times.

Large-Scale Optical Technologies (LSO)

•	First-quarter revenues were $18.5 million, up 17.9 percent, as a result of 39 percent revenue increase in value-added picture framing glass products, offset by $0.7 million reduction in revenue related to our non-strategic matboard product line which was sold in March 2004.

•	Operating income of $0.6 million improved from a loss of $0.4 million as sales transitioned from consumer electronics to value-added picture framing glass products.

Automotive Replacement Glass and Services (Auto Glass)

•	First-quarter revenues of $9.8 million were down 9.0 percent from the prior-year period.

•	Operating income of $1.1 million was down 41.3 percent compared to the prior-year period.

•	Termination of the pricing amendments to the existing PPG Auto Glass, LLC joint venture supply agreements were the primary reason for the decreased revenues and operating income for the segment.

Consolidated Backlog

•	At May 29, 2004, Apogee’s consolidated backlog was $239.2 million, up 3.7 percent from the $230.6 million reported at February 28, 2004, and up 50.5 percent from the prior-year period.

•	The backlog of the Architectural segment represented 97.7 percent of the Company’s consolidated backlog.

Liquidity and Capital Resources

	Three months ended
(Cash effect, in thousands)	May 29, 2004	May 31, 2003
Net cash provided by (used in) continuing operating activities	$5,199	$(8,851)
Capital expenditures	(3,265)	(915)
Proceeds from dispositions of property	69	6
Borrowing activities, net	(358)	4,160

Operating activities. Cash provided by operating activities of continuing operations was $5.2 million for the first quarter of fiscal 2004, as compared to a use of cash of $8.9 million in the prior-year period. The most significant items that affected the improvement from the past year are the increase of earnings from continuing operations of $2.8 million and improvements in operating assets and liabilities of $11.2 million. The increase in non-cash working capital

(current assets less cash and current liabilities) of $3.6 million compared to year-end was primarily due to increased accounts receivable as a result of increased sales within the architectural segment. Management of working capital resources is a focus for us, and we expect to reduce non-cash working capital in fiscal 2005.

Investing Activities. Through the first quarter of fiscal 2005, investing activities used cash of $3.8 million, compared to $1.4 million in the same period last year, primarily as a result of the increased capital expenditures and purchases of marketable securities, offset by sales/maturities of marketable securities. New capital investment through the first quarter of fiscal 2005 totaled $3.3 million, as compared to $0.9 million in the prior-year period.

In fiscal 2005, the Company expects to incur capital expenditures as necessary to maintain existing facilities, safety and information systems, as well as some capacity improvements within the LSO segment. Fiscal 2005 capital expenditures are expected to be approximately $15.0 million. This amount does not include any acquisitions or strategic investments we may consider.

Financing Activities. Total outstanding borrowings stood at $39.6 million at May 29, 2004, down slightly from the $40.0 million outstanding at February 28, 2004. The majority of our long-term debt, $30.8 million, consisted of bank borrowings under our $125.0 million syndicated revolving credit facility. Cash from operations was sufficient to finance the period’s investing activities and cash dividend requirements. We paid $1.6 million in dividends for the current year and prior-year three-month period. Our debt-to-total-capital ratio was 18.8 percent at May 29, 2004, down from 19.1 percent at February 28, 2004.

In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. We did not repurchase any shares under this program during the first quarter of fiscal 2005 and accordingly still have the authority to repurchase 1,387,000 shares under this program. It is our present intention to use the program primarily to offset the dilutive impact of employee stock option exercises and to fund our equity-based compensation plans.

Other Financing Activities. The following summarized our significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Period
(In thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Continuing Operations
Borrowings under credit facility	$—	$—	$30,750	$—	$—	$—	$30,750
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Other long-term debt	300	150	—	—	—	—	450
Operating leases (undiscounted)	6,913	8,594	7,553	6,317	1,448	2,239	33,064
Purchase obligations	—	—	—	—	—	—	—
Other obligations	61	5	—	—	—	—	66

Total cash obligations	$7,274	$8,749	$38,303	$6,317	$1,448	$10,639	$72,730

During fiscal 2003, the Company entered into a four-year, unsecured, revolving credit facility in the amount of $125.0 million. This credit facility requires us to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio of more than 3.0 and a debt-to-cash flow ratio of less than 2.75. At May 29, 2004, these ratios were 7.5 and 1.5, respectively. If the Company is not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to the debt-to-cash flow ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. The industrial revenue bonds in the total above are supported by $8.4 million of letters of credit that reduce our availability of funds under the $125.0 million credit facility. At May 29, 2004, the Company was in compliance with all of the financial covenants of the credit facility.

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

	Amount of Commitment Expiration Per Period
(In thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Standby letters of credit	$—	$106	$130	$4,570	$1,448	$—	$6,254

In addition to the above standby letters of credit, which are predominantly issued for performance related bonds in our discontinued European curtainwall business, we are required, in the ordinary course of business, to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of installation projects that are in process and in our backlog. At May 29, 2004, these bonds totaled $171.0 million. Our installation business has never been required to pay on these performance-based bonds.

The Company maintains interest rate swap agreements that effectively convert $25.0 million and $10.0 million of variable rate borrowings into fixed rate borrowings at 5.8 percent and 4.5 percent, respectively. The swap agreements expire in fiscal 2006 and 2005, respectively.

We experienced a material increase in our premiums and risk retention for our first-party product liability coverages in fiscal 2003, and although we were able to continue these coverages in fiscal 2005, the premiums and retention remained high. A material construction project rework event would have a material adverse effect on our operating results.

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

•	Overall revenues for the year are expected to increase 5 to 8 percent, with greater growth occurring in the first half of the year than in the second half.

•	Architectural segment revenues are expected to increase from 8 to 11 percent during the year.

•	While the Company’s backlog of orders is not indicative of future results of the Company, maintaining year-over-year quarterly growth in the Architectural backlog and stabilized project timing are required to meet the higher end of earnings per share expectations.

•	LSO segment revenues are expected to be flat compared to the prior year, with expected growth in picture framing products of 10 to 15 percent, offset by decreases in sales of consumer electronics.

•	Auto Glass manufacturing revenues are expected to be more than 15 percent lower than in fiscal 2004.

•	Annual gross margins are expected to be approximately 1 to 2 percentage points higher than the prior year, as operational improvements and cost reductions are somewhat offset by higher costs for wages and insurance.

•	Expected annual operating margins by segment are: Architectural, approximately 1.5 to 3 percent; LSO, 7 to 10 percent; and Auto Glass, 6 to 7 percent.

•	SG&A expenses are projected to be slightly lower as a percent of sales.

•	Equity in affiliates, which reflects Apogee’s portion of the results of the PPG AG joint venture, is expected to have income of slightly better than breakeven to $1 million. Expected earnings include the termination of pricing amendments to the joint venture supply agreement to better reflect market pricing, more than offset by significantly lower volume and pricing.

•	Full-year capital expenditures are targeted at $15 million, excluding any strategic initiatives.

•	Depreciation and amortization are estimated at $19 million for the year.

•	Debt is expected to be reduced further by year-end, excluding any strategic initiatives.

•	The effective tax rate for the full year is anticipated to be 31 percent, resulting in a full-year $0.02 per share improvement due to taxes.

•	Earnings per share from continuing operations are expected to range from $0.35 to $0.50 for the full year.

•	Discontinued operations are expected to reflect results from the finalization of the sale of Harmon AutoGlass in the second quarter.

Related Party Transactions

As a result of our 34 percent interest in PPG Auto Glass, in which PPG holds the remaining interest, various transactions the Company enters into with PPG and PPG Auto Glass are deemed to be “related party” transactions. Under the terms of a multi-year agreement expiring in July 2005, our manufacturing auto glass business is committed to selling a significant portion of its windshield capacity to PPG. The terms are negotiated equivalent to an arm’s-length basis. In March 2004, we received the required advance notice from PPG indicating that the windshield supply agreement Viracon/Curvlite operates under will be terminated on the expiration date in July 2005, which is during fiscal 2006. We are in discussions with PPG regarding a new supply agreement. This is not anticipated to have a material effect on fiscal 2005 earnings.

Critical Accounting Policies

No material changes have occurred in the disclosure with respect to our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended February 28, 2004.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the disclosure of qualitative and quantitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended February 28, 2004.

Item 4: Controls and Procedures

a)	Evaluation of disclosure controls and procedures: As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at alerting them on a timely basis of material information required to be included in our periodic filings with the Securities and Exchange Commission.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 29, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. This repurchase program does not have an expiration date. In addition, we purchased 2,818 shares during the first quarter of fiscal 2005 resulting from employee stock-for-stock option exercises.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
February 29, 2004 through March 27, 2004	—	$—	—	1,387,000
March 28, 2004 through April 24, 2004	—	—	—	1,387,000
April 24, 2004 through May 29, 2004	—	—	—	1,387,000
Total	—	$—	—	1,387,000

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On April 8, 2004, the Company furnished a Current Report on Form 8-K dated April 7, 2004 announcing earnings for the quarter ended February 28, 2004 and attaching a press release related thereto.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: July 8, 2004	By:	/s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer

Date: July 8, 2004	By:	/s/ William F. Marchido
William F. Marchido
Chief Financial Officer