Form 10-Q
period 2004-08-28
APOGEE ENTERPRISES INC
filed 2004-10-06
CIK 6845

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 28, 2004

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

As of September 30, 2004, 27,308,833 shares of the Registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	August 28, 2004	February 28, 2004
Assets
Current assets
Cash and cash equivalents	$5,452	$7,822
Receivables, net of allowance for doubtful accounts	115,284	99,968
Inventories	37,909	35,533
Refundable income taxes	6,515	2,578
Current assets of discontinued operations	—	1,343
Deferred tax assets	6,877	6,700
Other current assets	3,127	3,910

Total current assets	175,164	157,854

Property, plant and equipment, net	100,453	98,536
Marketable securities available for sale	14,257	13,987
Investments in affiliated companies	16,214	16,668
Assets of discontinued operations	3,260	3,260
Goodwill	42,960	42,960
Intangible assets, at cost less accumulated amortization of $1,095 and $845, respectively	1,232	1,365
Other assets	1,301	573

Total assets	$354,841	$335,203

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$39,358	$38,293
Accrued expenses	40,391	41,294
Current liabilities of discontinued operations	2,767	3,643
Billings in excess of costs and earnings on uncompleted contracts	9,267	7,100
Accrued income taxes	13,438	—
Current installments of long-term debt	300	308

Total current liabilities	105,521	90,638

Long-term debt, less current installments	43,200	39,650
Long-term self-insurance reserves	13,362	14,065
Other long-term liabilities	13,194	14,104
Liabilities of discontinued operations	8,628	9,290

Commitments and contingent liabilities (Note 11)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 27,248,000 and 27,358,000, respectively	9,083	9,119
Additional paid-in capital	56,286	55,749
Retained earnings	108,454	106,271
Common stock held in trust	(5,608)	(5,368)
Deferred compensation obligations	5,608	5,368
Unearned compensation	(2,137)	(2,474)
Accumulated other comprehensive loss	(750)	(1,209)

Total shareholders’ equity	170,936	167,456

Total liabilities and shareholders’ equity	$354,841	$335,203

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
(In thousands, except per share data)	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Net sales	$150,957	$135,844	$296,857	$257,311
Cost of sales	122,813	111,468	242,899	210,460

Gross profit	28,144	24,376	53,958	46,851
Selling, general and administrative expenses	21,213	21,172	42,730	41,719

Operating income	6,931	3,204	11,228	5,132
Interest income	455	153	1,538	312
Interest expense	878	917	1,776	1,883
Other income (expense), net	6	(6)	(36)	(6)
Equity in income (loss) of affiliated companies	184	555	(466)	(6)

Earnings from continuing operations before income taxes	6,698	2,989	10,488	3,549
Income taxes	2,377	488	3,078	639

Earnings from continuing operations	4,321	2,501	7,410	2,910
(Loss) earnings from discontinued operations, net of income taxes	—	(4,352)	67	(4,454)

Net earnings (loss)	$4,321	$(1,851)	$7,477	$(1,544)

Earnings (loss) per share – basic
Earnings from continuing operations	$0.16	$0.09	$0.27	$0.10
Earnings from discontinued operations	—	(0.16)	0.01	(0.16)

Net earnings (loss)	$0.16	$(0.07)	$0.28	$(0.06)

Earnings (loss) per share – diluted
Earnings from continuing operations	$0.16	$0.09	$0.27	$0.10
Earnings from discontinued operations	—	(0.16)	—	(0.16)

Net earnings (loss)	$0.16	$(0.07)	$0.27	$(0.06)

Weighted average basic shares outstanding	27,066	27,057	27,085	27,002
Weighted average diluted shares outstanding	27,646	27,829	27,709	27,738

Cash dividends declared per common share	$0.0600	$0.0575	$0.1200	$0.1150

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended
(In thousands)	August 28, 2004	August 30, 2003
Operating Activities
Net earnings (loss)	$7,477	$(1,544)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (income) loss from discontinued operations	(67)	4,454
Depreciation and amortization	9,040	10,173
Deferred income taxes	167	328
Equity in loss of affiliated companies	466	6
Gain on disposal of assets	(678)	(402)
Other, net	783	(485)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(15,316)	7,508
Inventories	(2,376)	3,104
Accounts payable and accrued expenses	(574)	(19,934)
Billings in excess of costs and earnings on uncompleted contracts	2,167	1,627
Refundable and accrued income taxes	9,501	(1,469)
Other, net	(663)	143

Net cash provided by continuing operating activities	9,927	3,509

Investing Activities
Capital expenditures	(10,539)	(3,046)
Proceeds from sales of property, plant and equipment	86	15
Investments in equity investments	(12)	(43)
Purchases of marketable securities	(14,126)	(550)
Sales/maturities of marketable securities	13,715	2,212

Net cash used in investing activities	(10,876)	(1,412)

Financing Activities
Net proceeds from (payments on) revolving credit agreement	3,700	(6,700)
Payments on long-term debt	(158)	(390)
Proceeds from issuance of common stock, net of cancellations	327	1,332
Repurchase and retirement of common stock	(1,909)	—
Dividends paid	(3,292)	(3,157)

Net cash used in financing activities	(1,332)	(8,915)

Cash (used in) provided by discontinued operations	(89)	5,682

Decrease in cash and cash equivalents	(2,370)	(1,136)
Cash and cash equivalents at beginning of year	7,822	10,166

Cash and cash equivalents at end of period	$5,452	$9,030

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 28, 2004. The results of operations for the three and six-month periods ended August 28, 2004 and August 30, 2003 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 28, 2004 and February 28, 2004, and the results of operations and cash flows for the three-month and six-month periods ended August 28, 2004 and August 30, 2003. As explained in Note 10, during the fourth quarter of fiscal 2004, the Company completed the sale of its retail auto glass business. Accordingly, prior year results of this business have been reclassified as discontinued operations. Certain prior-year amounts have been reclassified to conform to the current period presentation.

The Company’s fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.	New Accounting Standards

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, effective for the first fiscal year or interim period beginning after June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. The adoption of this EITF is not expected to have a material impact on our results of operations or financial condition.

In March 2004, the EITF reached a consensus on EITF 03-16, Accounting for Investments in Limited Liability Companies that investments in LLCs that have separate ownership accounts for each investor should be accounted for similar investments in limited partnerships. As a result of this consensus, LLC investors that have previously accounted for their investment at cost are required to apply the equity method under the lower ownership threshold of Statement of Position (SOP) No. 78-9. The consensus must be applied in the first period beginning after June 15, 2004. The consensus required a company to report the change under Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and recognize in net income the cumulative effect of a retroactive computation as if the investment had been accounted for under the equity method from inception, if the information to perform such a computation is available. The adoption of this EITF is will not have a material impact on our results of operations or financial condition.

During March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft of a new standard entitled Share Based Payment, which would amend Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing of stock options issued by the Company in the financial statements using a fair-value-based method. The new standard, as proposed, would be effective for fiscal years beginning after December 15, 2004. See Note 3 for pro forma disclosures regarding the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of the exposure draft and SFAS No. 123. Depending on the model used to calculate stock-based compensation expense in the future, the pro forma disclosure in Note 3 may not be indicative of the stock-based compensation expense to be recognized in future financial statements.

3.	Stock-Based Compensation

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for activity within its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, the Company does not recognize compensation expense in connection with employee stock option grants because it grants stock options at exercise prices not less than the fair value of its common stock on the date of grant.

The following table shows the effect on net earnings (loss) and per share data had the Company applied the fair value expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended		Six months ended
(In thousands, except per share data)	Aug. 28, 2004	Aug. 30, 2003	Aug. 28, 2004	Aug. 30, 2003
Net earnings (loss)
As reported	$4,321	$(1,851)	$7,477	$(1,544)
Compensation expense, net of income taxes	394	501	692	806

Pro forma	$3,927	$(2,352)	$6,785	$(2,350)

Earnings (loss) per share – basic
As reported	$0.16	$(0.07)	$0.28	$(0.06)
Pro forma	0.14	(0.09)	0.25	(0.09)

Earnings (loss) per share – diluted
As reported	$0.16	$(0.07)	$0.27	$(0.06)
Pro forma	0.14	(0.09)	0.24	(0.08)

Weighted average common shares outstanding
Basic	27,066	27,057	27,085	27,002
Diluted	27,646	27,829	27,709	27,738

The weighted average fair value per option at the date of grant for options granted in fiscal 2005 and fiscal 2004 was $4.99 and $4.05, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants through the second quarter of fiscal 2005 and 2004, respectively.

	Six months ended
	Aug. 28, 2004	Aug. 30, 2003
Dividend yield	2.0%	2.4%
Expected volatility	63.3%	65.7%
Risk-free interest rate	3.8%	2.0%
Expected lives	4.9 years	4.5 years

4.	Earnings Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended		Six months ended
(In thousands)	Aug. 28, 2004	Aug. 30, 2003	Aug. 28, 2004	Aug. 30, 2003
Basic earnings per share – weighted common shares outstanding	27,066	27,057	27,085	27,002
Weighted common shares assumed upon exercise of stock options	260	331	304	295
Unvested shares held in trust for deferred compensation plans	320	441	320	441

Diluted earnings per share - weighted common shares and potential common shares outstanding	27,646	27,829	27,709	27,738

Earnings per share – basic	$0.16	$(0.07)	$0.28	$(0.06)
Earnings per share - diluted	0.16	(0.07)	0.27	(0.06)

There were approximately 1,685,000 and 1,590,000 stock options excluded in the second quarter of fiscal 2005 and 2004, respectively, from the computation of diluted earnings per share due to their anti-dilutive effect.

5.	Inventories

(In thousands)	Aug. 28, 2004	Feb. 28, 2004
Raw materials	$11,380	$11,271
Work-in-process	5,592	5,819
Finished goods	12,700	12,326
Costs and earnings in excess of billings on uncompleted contracts	8,237	6,117

Total inventories	$37,909	$35,533

6.	Equity Investments

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The Company’s investment in PPG Auto Glass was $15.9 million and $16.3 million at August 28, 2004 and February 28, 2004, respectively. At August 28, 2004 and February 28, 2004, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill.

In connection with the formation of PPG Auto Glass, the Company agreed to supply the joint venture, through PPG, with most of the Company’s windshield fabrication capacity at agreed upon terms and conditions. The Company and PPG, through commercial negotiations, agreed to amend the agreements during fiscal 2002 to better reflect market pricing at the time. During the fourth quarter of fiscal 2004, the Company and PPG agreed that the amendments no longer provided for market-based pricing and agreed to terminate them. Beginning with fiscal 2005, the termination of the amendments has negatively impacted the Auto Glass segment’s results, with an offsetting benefit to equity in income of affiliated companies when compared to fiscal 2004. For the three months and six months ended August 30, 2003, the amount reported in the Auto Glass segment related to the fiscal 2002 pricing amendment was $1.5 million and $3.3 million, respectively.

The Company’s supply agreement with PPG expires any time after June 2005 with a one-year notification. The Company received the required advance notice from PPG indicating that the windshield supply agreement Viracon/Curvlite operates under will be terminated on the expiration date in July 2005, which is during fiscal 2006. Termination of the supply agreement between the Company and PPG is not anticipated to have a material effect on fiscal 2005 earnings. Similarly, PPG Auto Glass provided the required advance notice to PPG, effectively terminating PPG’s supply agreement with PPG Auto Glass. The Company is in discussions with PPG regarding new supply agreements throughout the supply chain.

In addition to the above investment, the Company has other immaterial equity-method investments totaling $0.3 million.

A summary of the financial statements of the entities in which the Company maintains equity investments is as follows:

	Three months ended		Six months ended
(In thousands)	Aug. 28, 2004	Aug. 30, 2003	Aug. 28, 2004	Aug. 30, 2003
Sales	$80,293	$96,470	$151,409	$177,969
Gross profit	25,281	28,266	48,893	52,435
Net earnings (loss)	532	1,623	(1,262)	300

(In thousands)	Aug. 28, 2004	Feb. 28, 2004
Current assets	$104,333	$90,966
Non-current assets	10,844	10,741
Current liabilities	68,072	54,309
Non-current liabilities	3,145	2,539

7.	Goodwill and Other Identifiable Intangible Assets

There has been no change in the carrying amount of goodwill from fiscal 2004 to fiscal 2005. Goodwill attributable to each business segment at August 28, 2004 and February 28, 2004 was as follows:

(In thousands)	Architectural	Large-Scale Optical	Auto Glass	Corporate and Other	Total
Balance	$24,178	$10,607	$—	$8,175	$42,960

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	August 28, 2004			February 28, 2004
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$1,710	$(876)	$834	$1,710	$(694)	$1,016
Other	617	(219)	398	500	(151)	349

Total	$2,327	$(1,095)	$1,232	$2,210	$(845)	$1,365

Amortization expense on these identifiable intangible assets was $0.2 million and $0.2 million for the six months ended August 28, 2004 and August 30, 2003, respectively. At August 28, 2004, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2005 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009
Estimated amortization expense	$250	$499	$210	$48	$39

8.	Long-Term Debt

During fiscal 2003, the Company entered into a four-year, unsecured, revolving credit facility in the amount of $125.0 million of which $34.8 million and $31.1 million of borrowings were outstanding as of August 28, 2004 and February 28, 2004, respectively. This credit facility requires the Company to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio of 3.0 or more and a debt-to-cash flow ratio of less than or equal to 2.5. At August 28, 2004, these ratios were 8.5 and 1.5, respectively. If the Company is not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to the debt-to-cash flow ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At August 28, 2004, the Company was in compliance with all of the financial covenants of the credit facility.

At August 28, 2004, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of August 28, 2004 was approximately $14.5 million, of which $8.4 million is issued and has reduced our total availability of funds under our $125.0 million credit facility.

9.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officer’s Supplemental Executive Retirement Plan (SERP) for the three and six-month periods ended August 28, 2004 and August 30, 2003, respectively were as follows:

	Three months ended		Six months ended
(In thousands)	Aug. 28, 2004	Aug. 30, 2003	Aug. 28, 2004	Aug. 30, 2003
Service cost	$66	$62	$132	$124
Interest cost	77	70	154	140
Amortization of prior-year service cost	59	43	118	86

Net periodic benefit cost	$202	$175	$404	$350

10.	Discontinued Operations

On January 2, 2004, the Company completed the cash sale of Harmon AutoGlass with the selling price subject to a final working capital adjustment. The working capital adjustment was finalized during the second quarter of fiscal 2005, with no effect to the operating results of the Company. During the second quarter and the full year of fiscal 2004, the Company recorded after-tax charges of $5.5 million and $7.6 million, respectively, representing a reduction in the carrying value of this business unit to its estimated fair value, less cost to sell. Properties that have not been sold with the business and which remained as assets held for sale and are expected to be sold by the end of fiscal 2005 were $3.3 million on August 28, 2004 and February 28, 2004. Estimated reserves have been established for committed future cash flows related to the remaining exit cost and are recorded as liabilities of discontinued operations.

In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of the Company’s detention/security business and its exit from international curtainwall operations. The majority of the remaining cash expenditures related to these discontinued operations are expected to be made within the next three years and are recorded as liabilities of discontinued operations. The majority of these liabilities relate to the international curtainwall operations, including bonds outstanding, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French court systems. For the significant outstanding matter within the U.K., the plaintiff is required to file documents with the court by October 2004 at which time the Company will be able to better evaluate the plaintiff’s demands. As to the significant outstanding matter in France, the French court issued a ruling in favor of the Company’s European discontinued operation in the first quarter of fiscal 2005. In its ruling, the court held that the plaintiff failed to demonstrate that any debt was owed by the Company’s European discontinued operation to the plaintiff, resulting in the denial of the plaintiff’s original bond payment claim. The plaintiff has filed its appeal and therefore the Company has not changed the reserve amount on this matter. The reserve also covers other liability issues, consisting of warranty and rework issues, relating to these and other international construction projects.

	Three months ended		Six months ended
(In thousands)	Aug. 28, 2004	Aug. 30, 2003	Aug. 28, 2004	Aug. 30, 2003
Condensed Statement of Operations from Discontinued Businesses
Net sales	$—	$51,576	$—	$101,428

Earnings (loss) before income taxes (prior to loss on disposal)	—	(6,931)	106	(7,070)
Income tax expense (benefit)	—	(2,579)	39	(2,616)

Earnings (loss) from operations, net of income taxes	—	(4,352)	67	(4,454)
Loss on disposal, net of income taxes	—	—	—	—

Net earnings (loss)	$—	$(4,352)	$67	$(4,454)

(In thousands)	Aug. 28, 2004	Feb. 28, 2004
Summary Balance Sheets of Discontinued Businesses
Receivables, net of allowance for doubtful accounts	$—	$1,343
Property, plant and equipment, net	3,260	3,260
Accounts payable and accrued liabilities	2,767	3,643
Long-term liabilities	8,628	9,290

11.	Commitments and Contingent Liabilities

Operating lease commitments. As of August 28, 2004, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter	Total
Total minimum payments	$4,604	$8,603	$7,557	$6,317	$1,448	$2,239	$30,768

The Company remains the general guarantor of certain property and vehicle leases of Harmon AutoGlass; however, as part of the agreement for the sale of that business, the purchaser agreed to indemnify fully the Company with respect to losses related to such property and vehicles.

Bond commitments. In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of installation projects that are in process and in our backlog. At August 28, 2004, these bonds totaled $169.1 million. Our installation business has never been required to pay on these performance-based bonds.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

(In thousands)	Aug. 28, 2004	Aug. 30, 2003
Balance at beginning of period	$3,045	$2,398
Additional accruals	990	906
Claims paid	930	572

Balance at ending of period	$3,105	$2,732

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with former employees. As of August 28, 2004, future payments of $0.1 million were committed under such agreements.

Litigation. The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practice, workers compensation, general liability and automobile claims. Additionally, as noted in footnote 10, the Company’s international glazing discontinued operations continue to be party to various legal proceedings. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

12.	Comprehensive Earnings

	Three months ended		Six months ended
(In thousands)	Aug. 28, 2004	Aug. 30, 2003	Aug. 28, 2004	Aug. 30, 2003
Net earnings	$4,321	$(1,851)	$7,477	$(1,544)
Unrealized gain on derivatives, net of $92, $314, $334 and $265 tax expense, respectively	152	517	550	436
Unrealized gain (loss) on marketable securities, net of $104, $(150), $(50) and $(89) tax expense (benefit), respectively	196	(278)	(91)	(164)

Comprehensive earnings	$4,669	$(1,612)	$7,936	$(1,272)

13.	Segment Information

The following table presents sales and operating income data for our three segments, and consolidated, for the three and six months, when compared to the corresponding periods a year ago. As previously noted, the Auto Glass segment excludes results of the Company’s retail auto glass business, which has been reclassified as a discontinued operation.

	Three months ended		Six months ended
(In thousands)	Aug. 28, 2004	Aug. 30, 2003	Aug. 28, 2004	Aug. 30, 2003
Net Sales

Architectural	$125,212	$103,508	$242,761	$198,452
Large-Scale Optical	17,706	21,220	36,254	36,957
Auto Glass	8,045	11,131	17,864	21,922
Intersegment Eliminations	(6)	(15)	(22)	(20)

Net Sales	$150,957	$135,844	$296,857	$257,311

Operating Income (Loss)
Architectural	$4,631	$855	$7,807	$1,801
Large-Scale Optical	1,674	1,307	2,249	956
Auto Glass	1,239	1,632	2,379	3,575
Corporate and Other	(613)	(590)	(1,207)	(1,200)

Operating Income	$6,931	$3,204	$11,228	$5,132

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

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

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the first three and six-month periods of the current and past fiscal years.

	Three months ended		Six months ended
(Percent of net sales)	Aug. 28, 2004	Aug. 30, 2003	Aug. 28, 2004	Aug. 30, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.4	82.1	81.8	81.8

Gross profit	18.6	17.9	18.2	18.2
Selling, general and administrative expenses	14.0	15.5	14.4	16.2

Operating income	4.6	2.4	3.8	2.0
Interest income	0.3	0.1	0.5	0.1
Interest expense	0.6	0.7	0.6	0.7
Equity in income (loss) of affiliated companies	0.1	0.4	(0.2)	—

Earnings from continuing operations before income taxes	4.4	2.2	3.5	1.4
Income tax expense	1.5	0.4	1.0	0.3

Earnings from continuing operations	2.9	1.8	2.5	1.1
(Loss) earnings from discontinued operations	—	(3.2)	—	(1.7)

Net earnings (loss)	2.9%	(1.4)%	2.5%	(0.6)%

Effective income tax rate for continuing operations	35.5%	16.3%	29.3%	18.0%

Highlights of Second Quarter and Year-to-Date Fiscal 2005, Compared to Second Quarter and Year-to-Date Fiscal 2004

•	Consolidated net sales increased 11.1 percent, or $15.1 million, for the three months ended August 28, 2004 compared to the prior-year period primarily due to:

•	increased volume on continued competitive pricing within our architectural segment businesses resulting from initiatives started in fiscal 2004 and improved project flow,

•	offset by lower overall sales in our LSO segment due to the planned transition away from consumer electronics business to value added glass for the custom framing markets and exit from our matboard product line.

•	Consolidated net sales increased 15.4 percent, or $39.5 million, for the six months ended August 28, 2004, compared to the prior-year period for the aforementioned reasons.

•	Gross profit percentage for the three-months ended August 28, 2004, as compared to the prior-year period increased to 18.6 percent from 17.9 percent primarily as a result of:

•	inclusion in the current period of net proceeds of $2.2 million from a class action lawsuit settlement with certain flat glass manufacturers covering 1991 to 1995, increasing the current period gross profit as a percent of sales by 1.5 percentage points,

•	lower pricing within the Architectural segment,

•	increased capacity utilization, and improved project flow and project execution occurring within the Architectural segment,

•	inclusion in the prior-year period of expenses of $0.5 million related to the closure of a small architectural finishing facility,

•	termination in the fourth quarter of fiscal 2004 of the pricing amendments to the Company’s supply agreements related to the PPG Auto Glass joint venture negatively impacted the Auto Glass segment’s results and the Company’s gross profit percentage by 1 percentage point, while positively offsetting equity in income of affiliated companies.

•	Gross profit percentage for the six months ended August 28, 2004 remained flat as compared to the prior-year period despite the results of the flat glass settlement proceeds referred to above, primarily as a result of continued competitive pricing within the Architectural segment which decreased gross profit percentage by 2.2 percentage points.

•	Selling and general and administrative expenses for the three months ended August 28, 2004 remained flat, as compared to the prior-year period, while decreasing to 14.0 percent from 15.5 percent as a percent of net sales in the prior-year period. For the six months ended August 28, 2004, SG&A increased 2.4 percent to $42.7 million, as compared to the prior-year period, but decreased 1.8 percentage points as a percent of net sales as compared to the prior-year period. The changes from the prior-year periods for the three and six-months ended August 28, 2004 were primarily a result of:

•	increased incentive compensation expenses due to achieving improved financial performance,

•	decreased outside consulting expenses.

•	Research and development expenses were $0.4 million and $0.5 million for the quarter ended August 28, 2004 and August 30, 2003, respectively. For the six months ended August 28, 2004 and August 30, 2003, research and development expenses were $0.8 million and $1.0 million, respectively.

•	Advertising expenses for the quarter ended August 28, 2004 and August 30, 2003 were $0.5 million and $0.3 million, respectively. Advertising expenses were $0.8 million for each of the six months ended August 28, 2004 and August 30, 2003.

•	The increase in interest income of $0.3 million and $1.2 million for the three and six months ended August 28, 2004, respectively, reflects interest received on an IRS income tax refund.

•	The effective income tax rate of 35.5 percent for the quarter ended August 28, 2004 increased from 16.3 percent in the prior-year period. The prior-year period effective income tax rate reflected the favorable effect of our tax-exempt investment income and other tax credits being larger relative to a smaller base of pretax income. For the six months ended August 28, 2004, the effective income tax rate was 29.3 percent, compared to the rate of 18.0 percent in the prior-year period. The current-year rate as compared to our expected rate of approximately 35 percent is a result of an IRS refund for research and development credits received and recorded in the first quarter of fiscal 2005.

•	Equity in affiliated companies reflects our 34 percent interest in an automotive replacement glass distribution business, PPG Auto Glass, LLC, and includes:

•	earnings of $0.2 million for the quarter ended August 28, 2004, a decrease from the prior-year quarter, and a $0.5 million decrease for the six months ended August 28, 2004, as compared to the prior-year six-month period.

•	These results reflect the effects of the termination of the pricing amendments referred to above, more than offset by reduced volume and market pricing.

Segment Analysis

The following table presents sales and operating income data for our three segments and on a consolidated basis for the three and six-month periods of fiscal 2005, when compared to the corresponding periods from fiscal 2004. As previously noted, the Auto Glass segment excludes results of the Company’s retail auto glass business, which has been reclassified as a discontinued operation.

	Three months ended			Six months ended
(In thousands)	Aug. 28, 2004	Aug. 30, 2003	% Change	Aug. 28, 2004	Aug. 30, 2003	% Change
Net Sales
Architectural	$125,212	$103,508	21.0%	$242,761	$198,452	22.3%
Large-Scale Optical	17,706	21,220	(16.6)	36,254	36,957	(1.9)
Auto Glass	8,045	11,131	(27.7)	17,864	21,922	(18.5)
Intersegment Eliminations	(6)	(15)	60.0	(22)	(20)	(10.0)

Net Sales	$150,957	$135,844	11.1%	$296,857	$257,311	15.4%

Operating Income (Loss)
Architectural	$4,631	$855	441.6%	$7,807	$1,801	333.5%
Large-Scale Optical	1,674	1,307	28.1	2,249	956	135.3
Auto Glass	1,239	1,632	(24.1)	2,379	3,575	(33.5)
Corporate and Other	(613)	(590)	(3.9)	(1,207)	(1,200)	(0.6)

Operating Income	$6,931	$3,204	116.3%	$11,228	$5,132	118.8%

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•	Second-quarter revenues of $125.2 million increased 21.0 percent as a result of increased volume somewhat offset by competitive pricing. The segment continued to outperform the non-residential commercial construction market, which remained flat compared to the prior year, by increasing market share, including growth in the installation business and increasing penetration of protective and hurricane markets. For the first six months, revenues at $242.8 million increased 22.3 percent over the prior-year period for the reasons discussed above.

•	Operating earnings of $4.6 million for the three months ended August 28, 2004 which include flat glass settlement proceeds of $0.8 million, increased significantly from earnings of $0.9 million in the prior-year period as a result of higher sales and production levels and improved efficiency and project execution. These improvements were offset by lower pricing due to the continued competitive architectural pricing and a lower-margin project mix. For the first six months of the year, the segment experienced a $6.0 million increase in operating earnings over the prior-year period for the same reasons as previously stated.

•	Architectural backlog, at August 28, 2004, increased to $223.9 million, from $181.2 million in the prior-year period, and decreased slightly from $224.5 million at fiscal 2004 year-end.

•	Overall, we continue to see more competition and lower pricing in the broader architectural market, which generally involves less customization and lower margin projects. In contrast, we are seeing less competition for our core, high-end complex coated glass products. During the quarter, a glass fabricator of complex coated architectural glass exited the North American market, causing a slight increase in backlogs and lead-times. As a result, we have less capacity to service the broader architectural market.

Large-Scale Optical Technologies (LSO)

•	Second-quarter revenues were $17.7 million, down 16.6 percent, as a result of eliminating approximately $1.2 million in revenues due to the sale of the matboard product line in the first quarter of fiscal 2004, as well as the planned exit from certain consumer electronics products. Sales of value-added picture framing glass products, which grew more than 20 percent in the quarter, partially offset the aforementioned revenue declines. Revenues for the first six months of the year decreased 1.9 percent compared to the prior-year period.

•	Second quarter operating income of $1.7 million, which included $0.3 million from the flat glass settlement, improved from $1.3 million in the prior-year period. Lower sales offset by a higher margin mix resulted in the slight improvement in operating income. For the first six months of the year, operating income increased $1.3 million as sales transitioned from consumer electronics to value-added picture framing glass products. Also attributable to the increased operating results is the effect of efficiencies and cost reductions gained from consolidating the two operations within the segment.

Automotive Replacement Glass and Services (Auto Glass)

•	Second-quarter revenues of $8.0 million were down 27.7 percent from the prior-year period. Revenues for the Auto Glass segment decreased 18.5 percent for the first six months of the year as compared to the prior-year period.

•	Second-quarter operating income of $1.2 million, which included $1.1 million from the flat glass settlement, was down 24.1 percent compared to the prior-year period. Results for the first six months of the year reflect a decrease from the prior-year period of $1.2 million.

•	The decrease in revenues and operating income for the segment for the quarter and the first six months of the year as compared to the prior-year periods is a result of very soft market conditions resulting in lower demand and prices. Additionally, the effect of the fiscal 2004 termination of the pricing amendments to the existing PPG Auto Glass, LLC joint venture supply agreements decreased revenues and operating income for the three and six month periods ended August 28, 2004 by $1.5 million and $3.3 million, respectively.

•	We do not expect this segment to experience a rebound in pricing in the short-term; therefore, we expect this segment to continue to under perform in comparison to prior periods.

Consolidated Backlog

•	At August 28, 2004, Apogee’s consolidated backlog was $229.7 million, up 22.5 percent from the $187.6 million reported in the prior-year period, but down slightly in comparison to the $230.6 million backlog at February 28, 2004.

•	The backlog of the Architectural segment represented 97.5 percent of the Company’s consolidated backlog.

•	The Company views backlog as an important statistic in evaluating the level of sales activity and sales trends in its businesses. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of the Company’s sales, the Company does not believe that backlog should be used as the sole indicator of future earnings of the Company.

Liquidity and Capital Resources

	Six months ended
(Cash effect, in thousands)	Aug. 28, 2004	Aug. 30, 2003
Net cash provided by continuing operating activities	$9,927	$3,509
Capital expenditures	(10,539)	(3,046)
Borrowing (repayment) activities, net	3,542	(7,090)

Operating Activities. Cash provided by operating activities of continuing operations was $9.9 million through the first six months of fiscal 2005, as compared to $3.5 million in the prior-year period. The most significant items that contributed to the improvement from the prior-year period are the increase in net earnings of $9.0 million and improvements in cash provided from operating assets and liabilities of $1.8 million. The increase in non-cash working capital (current assets less cash and current liabilities) of $4.8 million compared to year-end was primarily due to increased accounts receivable as a result of increased sales within the architectural segment. Management of working capital resources continues to be a key focus, and we expect to reduce non-cash working capital in fiscal 2005.

Investing Activities. Through the second quarter of fiscal 2005, investing activities used cash of $10.9 million, compared to $1.4 million in the same period last year, primarily as a result of the increased capital expenditures. New capital investment through the second quarter of fiscal 2005 totaled $10.5 million, as compared to $3.0 million in the prior-year period. Nearly half of the fiscal 2005 expenditures related to the expansion of the architectural glass fabrication capacity.

The Company anticipates investing a total of approximately $12.0 million in fiscal 2005 to expand its architectural glass fabrication capacity. The new capacity will increase capacity for core complex coated architectural glass and is expected to be available during the second quarter of fiscal 2006.

In fiscal 2005, in addition to the capital expansion within the Architectural segment referred to above, the Company expects to incur capital expenditures as necessary to maintain existing facilities, safety and information systems, as well as some capacity improvements within the LSO segment. Fiscal 2005, capital expenditures are expected to be approximately $25.0 to 30.0 million, including the $12.0 million expansion of the Company’s architectural glass fabrication capacity but excluding any new strategic initiatives.

Financing Activities. Total outstanding borrowings stood at $43.5 million at August 28, 2004, up from the $40.0 million outstanding at February 28, 2004. The majority of our long-term debt, $34.8 million, consisted of bank borrowings under our $125.0 million syndicated revolving credit facility. Cash from operations plus a modest increase in borrowings was sufficient to finance the period’s investment activities and cash dividend requirements. We have paid $3.3 million in dividends in fiscal 2005 and $3.2 million for the prior-year six-month period. Our debt-to-total-capital ratio was 20.2 percent at August 28, 2004, up from 19.1 percent at February 28, 2004.

In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. We repurchased 172,325 shares at a cost of $1.9 million under this program during the second quarter of fiscal 2005 and still have the authority to repurchase 1,214,676 shares under this program. It is our present intention to use the program primarily to offset the dilutive impact of employee stock option exercises and to fund our equity-based compensation plans. We do not anticipate making further stock repurchases during fiscal 2005.

Other Financing Activities. The following summarized significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Continuing Operations
Borrowings under credit facility	$—	$—	$34,800	$—	$—	$—	$34,800
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Current portion of long-term debt	150	150	—	—	—	—	300
Operating leases (undiscounted)	4,604	8,603	7,557	6,317	1,448	2,239	30,768
Purchase obligations	—	—	—	—	—	—	—
Other obligations	46	43	—	—	—	—	89

Total cash obligations	$4,800	$8,796	$42,357	$6,317	$1,448	$10,639	$74,357

During fiscal 2003, the Company entered into a four-year, unsecured, revolving credit facility in the amount of $125.0 million. This credit facility requires us to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio of 3.0 or more and a debt-to-cash flow ratio of less than or equal to 2.5. At August 28, 2004, these ratios were 8.5 and 1.5, respectively. If the Company is not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to the debt-to-cash flow ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. The industrial revenue bonds in the total above are supported by $8.4 million of letters of credit that reduce our availability of funds under the $125.0 million credit facility, leaving $81.8 million available under the credit facility. At August 28, 2004, the Company was in compliance with all of the financial covenants of the credit facility.

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

	Amount of Commitment Expiration Per Period
(In thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Standby letters of credit	$—	$104	$128	$4,498	$1,416	$—	$6,146

In addition to the above standby letters of credit, which are predominantly issued for performance related bonds in our discontinued European curtainwall business, we are required, in the ordinary course of business, to commit to bonds that require payments to customers of our installation business for any non-performance. The outstanding face value of the bonds fluctuates with the value of installation projects that are in process and in our backlog. At August 28, 2004, these bonds totaled $169.1 million. Our installation business has never been required to pay on these performance-based bonds.

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

•	Overall revenues for the year are expected to increase 9 to 12 percent.

•	Architectural segment revenues are expected to increase from 14 to 17 percent during the year, as compared to the prior year, as a result of gaining market share with the expected success of segment growth initiatives and the market exit of an architectural glass fabricator, despite continued lower margins due to the competitive environment when projects were bid several months ago. F.W. Dodge reports flat market conditions for our fiscal 2005, compared to the prior year.

•	LSO segment revenues are expected to be flat to down slightly compared to the prior year, with growth in picture framing glazing products of more than 20 percent, offset by planned decreases in sales of consumer electronics and the sale of our matboard product line.

•	Auto Glass manufacturing revenues are expected to be more than 20 percent lower than in fiscal 2004.

•	Annual gross margins are expected to be approximately 1 to 2 percentage points higher than the prior year, as operational improvements, cost reductions and the flat glass settlement are somewhat offset by higher costs for wages and insurance.

•	Expected annual operating margins by segment are: Architectural, approximately 2.5 to 3 percent; LSO, approximately 8 to 10 percent; and Auto Glass, approximately 4 to 5 percent.

•	Selling and general and administrative expenses as a percent of sales are projected to be 1 to 1.5 percentage points lower than in fiscal 2004.

•	Equity in affiliates, which reflects Apogee’s portion of the results of the PPG AG joint venture, is expected to report a loss of $0.5 million to $1.0 million. Expected results reflect the effects of the termination of pricing amendments to the joint venture supply agreements in the fourth quarter of fiscal 2004 to better reflect market pricing, more than offset by significantly lower volume and pricing.

•	Full-year capital expenditures are targeted at $25 to $30 million, which includes the $12 million expansion of our architectural glass fabrication capacity but excluding any new strategic initiatives.

•	Depreciation and amortization are estimated at $18 million for the year.

•	Debt is expected to be reduced further by year-end, excluding any additional strategic initiatives and investments.

•	The effective tax rate for the full year is anticipated to be approximately 32 percent.

•	Earnings per share from continuing operations are expected to range from $0.45 to $0.55 for the full year.

Related Party Transactions

As a result of our 34 percent interest in PPG Auto Glass, in which PPG holds the remaining interest, various transactions the Company enters into with PPG and PPG Auto Glass are deemed to be “related party” transactions. Under the terms of a multi-year agreement expiring in July 2005, our manufacturing auto glass business is committed to selling a significant portion of its windshield capacity to PPG. The terms are negotiated equivalent to an arm’s-length basis. In March 2004, we received the required advance notice from PPG indicating that the windshield supply agreement Viracon/Curvlite operates under will be terminated on the expiration date in July 2005, which is during fiscal 2006. This is not anticipated to have a material effect on fiscal 2005 earnings. Similarly, PPG Auto Glass provided the required advance notice to PPG, effectively terminating PPG’s supply agreement with PPG Auto Glass. We are in discussions with PPG regarding new supply agreements throughout the supply chain.

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

Item 4: Controls and Procedures

a)	Evaluation of disclosure controls and procedures: As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at alerting them on a timely basis of material information required to be included in our periodic filings with the Securities and Exchange Commission.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 28, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practice, workers compensation, general liability and automobile claims. Additionally, as noted in footnote 10, the Company’s international glazing discontinued operations continue to be party to various legal proceedings. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

Item 2. Unregistered Sales and Use of Proceeds

In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. This repurchase program does not have an expiration date. In addition, we acquired 1,640 shares during the second quarter of fiscal 2005 resulting from employee stock-for-stock option exercises.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
May 30, 2004 through June 26, 2004	—	$—	—	1,387,001
June 27, 2004 through July 24, 2004	—	10.89	110,671	1,276,330
July 25, 2004 through August 28, 2004	—	10.61	61,654	1,214,676

Total	—	$10.79	172,325	1,214,676

Item 4. Submission of Matters to a Vote of Security Holders

Apogee Enterprises, Inc. Annual Meeting of Shareholders was held on June 22, 2004. The number of outstanding shares on the record date for the Annual Meeting was 27,454,349. Eighty-six percent of the outstanding shares were represented in person or by proxy at the meeting.

The three candidates for election as Class III Directors listed in the proxy statement were elected to serve three-year terms, expiring at the 2006 Annual Meeting of Shareholders. The proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the 2005 fiscal year was also approved. The results of these matters voted upon by the shareholders are listed below.

	Number of Shares
	In Favor	Withheld/Against	Abstained/Unvoted
Election of Class II Directors
Jerome L. Davis	23,397,226	104,090
James L. Martineau	23,385,557	115,759
Michael E. Shannon	23,322,034	179,282

Ratification of the appointment of Deloitte & Touche LLP as independent auditors	22,889,752	513,822	97,742

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date October 6, 2004	By:	/s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer

Date: October 6, 2004	By:	/s/ William F. Marchido
William F. Marchido
Chief Financial Officer