Form 10-Q
period 2004-11-27
APOGEE ENTERPRISES INC
filed 2005-01-04
CIK 6845

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 27, 2004

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

As of December 31, 2004, 27,359,399 shares of the Registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	November 27, 2004	February 28, 2004
Assets
Current assets
Cash and cash equivalents	$9,570	$7,822
Receivables, net of allowance for doubtful accounts	125,213	99,968
Inventories	36,259	35,533
Refundable income taxes	—	2,578
Current assets of discontinued operations	—	1,343
Deferred tax assets	6,224	6,700
Other current assets	3,527	3,910

Total current assets	180,793	157,854

Property, plant and equipment, net	100,131	98,536
Marketable securities available for sale	12,748	13,987
Investments in affiliated companies	16,132	16,668
Assets of discontinued operations	1,182	3,260
Goodwill	42,960	42,960
Intangible assets, at cost less accumulated amortization of $1,253 and $845, respectively	1,529	1,365
Other assets	1,240	573

Total assets	$356,715	$335,203

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$42,092	$38,293
Accrued expenses	43,213	41,294
Current liabilities of discontinued operations	2,584	3,643
Billings in excess of costs and earnings on uncompleted contracts	13,798	7,100
Accrued income taxes	10,959	—
Current installments of long-term debt	300	308

Total current liabilities	112,946	90,638

Long-term debt, less current installments	35,000	39,650
Long-term self-insurance reserves	13,064	14,065
Other long-term liabilities	11,326	14,104
Liabilities of discontinued operations	8,816	9,290

Commitments and contingent liabilities (Note 11)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 27,354,000 and 27,358,000, respectively	9,118	9,119
Additional paid-in capital	57,058	55,749
Retained earnings	112,119	106,271
Common stock held in trust	(5,654)	(5,368)
Deferred compensation obligations	5,654	5,368
Unearned compensation	(2,064)	(2,474)
Accumulated other comprehensive loss	(668)	(1,209)

Total shareholders’ equity	175,563	167,456

Total liabilities and shareholders’ equity	$356,715	$335,203

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
(In thousands, except per share data)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003
Net sales	$157,146	$143,562	$454,004	$400,873
Cost of sales	127,034	115,232	369,934	325,693

Gross profit	30,112	28,330	84,070	75,180
Selling, general and administrative expenses	21,648	21,929	64,378	63,647

Operating income	8,464	6,401	19,692	11,533
Interest income	348	131	1,886	443
Interest expense	872	897	2,647	2,779
Other income (expense), net	232	(4)	195	(11)
Equity in loss of affiliated companies	(82)	(816)	(548)	(822)

Earnings from continuing operations before income taxes	8,090	4,815	18,578	8,364
Income tax expense (benefit)	2,533	(639)	5,611	—

Earnings from continuing operations	5,557	5,454	12,967	8,364
(Loss) earnings from discontinued operations, net of income taxes	—	(3,004)	67	(7,458)

Net earnings	$5,557	$2,450	$13,034	$906

Earnings (loss) per share – basic
Earnings from continuing operations	$0.21	$0.20	$0.48	$0.31
Loss from discontinued operations	—	(0.11)	—	(0.28)

Net earnings	$0.21	$0.09	$0.48	$0.03

Earnings (loss) per share – diluted
Earnings from continuing operations	$0.20	$0.20	$0.47	$0.30
Loss from discontinued operations	—	(0.11)	—	(0.27)

Net earnings	$0.20	$0.09	$0.47	$0.03

Weighted average basic shares outstanding	27,032	27,099	27,067	27,034
Weighted average diluted shares outstanding	27,781	27,926	27,733	27,801

Cash dividends declared per common share	$0.0625	$0.0600	$0.1825	$0.1750

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
(In thousands)	November 27, 2004	November 29, 2003
Operating Activities
Net earnings	$13,034	$906
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (income) loss from discontinued operations	(67)	7,458
Depreciation and amortization	13,415	15,068
Deferred income taxes	(1,086)	723
Equity in loss of affiliated companies	548	822
Gain on disposal of assets	(1,185)	(760)
Other, net	383	(350)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(25,245)	(2,332)
Inventories	(726)	931
Accounts payable and accrued expenses	3,999	(12,187)
Billings in excess of costs and earnings on uncompleted contracts	6,698	1,441
Refundable and accrued income taxes	13,537	(4,293)
Other, net	(86)	(5)

Net cash provided by continuing operating activities	23,219	7,422

Investing Activities
Capital expenditures	(14,515)	(7,850)
Proceeds from sales of property, plant and equipment	1,029	71
Investments in equity investments	(12)	(57)
Purchases of marketable securities	(26,533)	(11,261)
Sales/maturities of marketable securities	27,329	12,597

Net cash used in investing activities	(12,702)	(6,500)

Financing Activities
Net payments on revolving credit agreement	(4,500)	(5,400)
Payments on long-term debt	(158)	(390)
Proceeds from issuance of common stock, net of cancellations	792	1,541
Repurchase and retirement of common stock	(1,909)	—
Dividends paid	(4,988)	(4,807)

Net cash used in financing activities	(10,763)	(9,056)

Cash provided by discontinued operations	1,994	2,782

Increase (decrease) in cash and cash equivalents	1,748	(5,352)
Cash and cash equivalents at beginning of year	7,822	10,166

Cash and cash equivalents at end of period	$9,570	$4,814

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 28, 2004. The results of operations for the three and nine-month periods ended November 27, 2004 are not necessarily indicative of the results to be expected for the full year or future periods.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of November 27, 2004 and February 28, 2004, and the results of operations for the three-month and nine-month periods and the cash flows for the nine-month periods ended November 27, 2004 and November 29, 2003. As explained in Note 10, during the fourth quarter of fiscal 2004, the Company completed the sale of its former retail auto glass business. Accordingly, prior year results of this business have been reclassified as discontinued operations. Certain prior-year amounts have been reclassified to conform to the current period presentation.

The Company’s fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.	New Accounting Standards

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, effective for the first reporting period beginning after June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. In September 2004, the Financial Accounting Standards Board (FASB) approved Financial Staff Position (FSP) EITF 03-01, which defers the effective date for recognition and measurement guidance contained in EITF 03-01 until certain issues are resolved. The adoption of this EITF is not expected to have a material impact on our results of operations or financial condition.

In March 2004, the EITF reached a consensus on EITF 03-16, Accounting for Investments in Limited Liability Companies, that investments in LLCs that have separate ownership accounts for each investor should be accounted for similar to investments in limited partnerships. As a result of this consensus, LLC investors that have previously accounted for their investment at cost are required to apply the equity method under the lower ownership threshold of Statement of Position (SOP) No. 78-9. The consensus must be applied in the first period beginning after June 15, 2004. The consensus required a company to report the change under Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and recognize in net income the cumulative effect of a retroactive computation as if the investment had been accounted for under the equity method from inception, if the information to perform such a computation is available. The adoption of this EITF did not have a material impact on our results of operations or financial condition, as our investment in PPG AutoGlass LLC was already accounted for under the equity-method.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides tax relief to U.S. domestic manufacturers. The Financial Accounting Standards Board (FASB) directed its staff to issue Financial Staff Position (FSP) FAS 109-a, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004. FSP FAS 109-a states that a manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The special deduction should be considered by a company in measuring deferred taxes when the company is subject to graduated tax rates, and assessing whether a valuation allowance is necessary as required by Statement 109. The adoption of this FSP will not have a material impact on our results of operations or financial position for fiscal 2005. The Company is currently evaluating the effect that the FSP will have on its financial position and results of operations for fiscal 2006..

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Inventory Pricing. SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the accounting change will have on its financial position and results of operations.

During December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which amends SFAS No. 123, Accounting for Stock-Based Compensation and SFAS 95, Statement of Cash Flows. SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for public companies for interim or annual periods beginning after June 15, 2005. This new standard may be adopted in one of two ways – the modified prospective transition method or the modified retrospective transition method. The Company is currently evaluating the effect that the accounting change will have on its financial position and results of operations.

3.	Stock-Based Compensation

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company currently accounts for activity within its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, the Company does not recognize compensation expense in connection with employee stock option grants because it grants stock options at exercise prices not less than the fair value of its common stock on the date of grant.

The following table shows the effect on net earnings (loss) and per share data had the Company applied the fair value expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended		Nine months ended
(In thousands, except per share data)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003
Net earnings (loss)
As reported	$5,557	$2,450	$13,034	$906
Compensation expense, net of income taxes	348	303	1,040	912

Pro forma	$5,209	$2,147	$11,994	$(6)

Earnings per share – basic
As reported	$0.21	$0.09	$0.48	$0.03
Pro forma	0.19	0.08	0.44	—

Earnings per share – diluted
As reported	$0.20	$0.09	$0.47	$0.03
Pro forma	0.19	0.08	0.43	—

Weighted average common shares outstanding
Basic	27,032	27,099	27,067	27,034
Diluted	27,781	27,926	27,733	27,801

The weighted average fair value per option at the date of grant for options granted in fiscal 2005 and fiscal 2004 was $5.04 and $4.16, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants through the third quarter of fiscal 2005 and 2004, respectively.

	Nine months ended
	Nov. 27, 2004	Nov. 29, 2003
Dividend yield	2.0%	2.4%
Expected volatility	63.3%	65.7%
Risk-free interest rate	3.8%	2.0%
Expected lives	4.9 years	4.5 years

4.	Earnings Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended		Nine months ended
(In thousands)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003
Basic earnings per share – weighted common shares outstanding	27,032	27,099	27,067	27,034
Weighted common shares assumed upon exercise of stock options	426	387	343	327
Unvested shares held in trust for deferred compensation plans	323	440	323	440

Diluted earnings per share – weighted common shares and potential common shares outstanding	27,781	27,926	27,733	27,801

Earnings per share – basic	$0.21	$0.09	$0.48	$0.03
Earnings per share – diluted	0.20	0.09	0.47	0.03

There were approximately 722,000 and 1,464,000 stock options excluded in the third quarter of fiscal 2005 and 2004, respectively, from the computation of diluted earnings per share due to their anti-dilutive effect.

5.	Inventories

(In thousands)	Nov. 27, 2004	Feb. 28, 2004
Raw materials	$11,413	$11,271
Work-in-process	5,514	5,819
Finished goods	12,969	12,326
Costs and earnings in excess of billings on uncompleted contracts	6,363	6,117

Total inventories	$36,259	$35,533

6.	Equity Investments

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The Company’s investment in PPG Auto Glass was $15.8 million and $16.3 million at November 27, 2004 and February 28, 2004, respectively. At November 27, 2004 and February 28, 2004, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill.

In connection with the formation of PPG Auto Glass, the Company agreed to supply the joint venture, through PPG, with most of the Company’s windshield fabrication capacity at agreed upon terms and conditions. The Company and PPG, through commercial negotiations, agreed to amend the agreements during fiscal 2002 to better reflect market pricing at the time. During the fourth quarter of fiscal 2004, the Company and PPG agreed that the amendments no longer provided for market-based pricing and agreed to terminate them. Beginning with fiscal 2005, the termination of the amendments has negatively impacted the Auto Glass segment’s results, with an offsetting benefit to equity in income of affiliated companies when compared to fiscal 2004. For the three months and nine months ended November 29, 2003, the amount reported in the Auto Glass segment related to the fiscal 2002 pricing amendment was $2.3 million and $5.7 million, respectively.

The Company’s supply agreement with PPG expires in July 2005 with a one-year notification. The Company received the required advance notice from PPG indicating that the windshield supply agreement Viracon/Curvlite operates under will be terminated on the expiration date in July 2005, which is during the Company’s fiscal 2006. Similarly, PPG Auto Glass provided the required advance notice to PPG, effectively terminating PPG’s supply agreement with PPG Auto Glass. The Company is in discussions with PPG regarding new supply agreements throughout the supply chain. The Company has not determined what, if any, impact the termination or newly negotiated agreements will have on its results from operations in fiscal 2006.

In addition to the above investment, the Company has other immaterial equity-method investments totaling $0.3 million.

A summary of the financial statements of the entities in which the Company maintains equity investments is as follows:

	Three months ended		Nine months ended
(In thousands)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003
Sales	$80,484	$89,593	$231,893	$267,562
Gross profit	25,434	24,592	74,327	77,027
Net loss	(191)	(2,289)	(1,453)	(1,989)

(In thousands)	Nov. 27, 2004	Feb. 28, 2004
Current assets	$97,470	$90,966
Non-current assets	10,816	10,741
Current liabilities	60,939	54,309
Non-current liabilities	3,301	2,539

7.	Goodwill and Other Identifiable Intangible Assets

There has been no change in the carrying amount of goodwill from fiscal 2004 to fiscal 2005. Goodwill attributable to each business segment at November 27, 2004 and February 28, 2004 was as follows:

(In thousands)	Architectural	Large-Scale Optical	Auto Glass	Corporate and Other	Total
Balance	$24,178	$10,607	$—	$8,175	$42,960

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	November 27, 2004			February 28, 2004
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$1,710	$(966)	$744	$1,710	$(694)	$1,016
Other	1,072	(287)	785	500	(151)	349

Total	$2,782	$(1,253)	$1,529	$2,210	$(845)	$1,365

Amortization expense on these identifiable intangible assets was $0.4 million for each of the nine months ended November 27, 2004 and November 29, 2003, respectively. At November 27, 2004, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2005 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009
Estimated amortization expense	$141	$564	$275	$113	$100

8.	Long-Term Debt

During fiscal 2003, the Company entered into a four-year, unsecured, revolving credit facility in the amount of $125.0 million of which $26.6 million and $31.1 million of borrowings were outstanding as of November 27, 2004 and February 28, 2004, respectively. This credit facility requires the Company to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio of 3.0 or more and a debt-to-cash flow ratio of less than or equal to 2.5. At November 27, 2004, these ratios were 9.3 and 1.1, respectively. If the Company is not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to the debt-to-cash flow ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At November 27, 2004, the Company was in compliance with all of the financial covenants of the credit facility.

At November 27, 2004, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of November 27, 2004 was approximately $13.1 million, of which $8.4 million is issued and has reduced our total availability of funds under our $125.0 million credit facility.

9.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officer’s Supplemental Executive Retirement Plan (SERP) for the three and nine-month periods ended November 27, 2004 and November 29, 2003, respectively, were as follows:

	Three months ended		Nine months ended
(In thousands)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003
Service cost	$66	$62	$198	$186
Interest cost	77	70	231	210
Amortization of prior-year service cost	59	43	177	129

Net periodic benefit cost	$202	$175	$606	$525

10.	Discontinued Operations

On January 2, 2004, the Company completed the cash sale of Harmon AutoGlass with the selling price subject to a final working capital adjustment. The working capital adjustment was finalized during the second quarter of fiscal 2005, with no effect to the operating results of the Company. During the third quarter and the full year of fiscal 2004, the Company recorded after-tax charges of $1.3 million and $7.6 million, respectively, representing a reduction in the carrying value of this business unit to its estimated fair value, less cost to sell. Twelve of the seventeen properties that had not been sold with the business and which remained as assets held for sale were sold for net proceeds of $2.6 million during the third quarter of fiscal 2005. Estimated reserves have been established for committed future cash flows related to the remaining exit costs and are recorded as liabilities of discontinued operations.

In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of the Company’s detention/security business and its exit from international curtainwall operations. The majority of the remaining cash expenditures related to these discontinued operations are expected to be made within the next three years and are recorded as liabilities of discontinued operations. The majority of these liabilities relate to the international curtainwall operations, including bonds outstanding, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts. The reserve for discontinued operations also covers other liability issues, consisting of warranty and rework issues, relating to these and other international construction projects.

	Three months ended		Nine months ended
(In thousands)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003
Condensed Statement of Operations from Discontinued Businesses
Net sales	$—	$41,848	$—	$143,276

(Loss) earnings before income taxes (prior to loss on disposal)	—	(2,768)	106	(1,889)
Income tax (benefit) expense	—	(1,024)	39	(700)

(Loss) earnings from operations, net of income taxes	—	(1,744)	67	(1,189)
Loss on disposal, net of income taxes	—	(1,260)	—	(6,269)

Net (loss) earnings	$—	$(3,004)	$67	$(7,458)

(In thousands)	Nov. 27, 2004	Feb. 28, 2004
Summary Balance Sheets of Discontinued Businesses
Receivables, net of allowance for doubtful accounts	$—	$1,343
Property, plant and equipment, net	1,182	3,260
Accounts payable and accrued liabilities	2,584	3,643
Long-term liabilities	8,816	9,290

11.	Commitments and Contingent Liabilities

Operating lease commitments. As of November 27, 2004, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter	Total
Total minimum payments	$2,404	$9,036	$8,001	$6,731	$1,839	$2,635	$30,646

The Company remains the general guarantor of certain property and vehicle leases of Harmon AutoGlass; however, as part of the agreement for the sale of that business, the purchaser agreed to indemnify fully the Company with respect to losses related to such property and vehicles.

Bond commitments. In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of installation projects that are in process and in our backlog. At November 27, 2004, these bonds totaled $174.1 million. Our installation business has never been required to pay on these performance-based bonds.

Guarantees and warranties. The Company accrues for warranty and claim costs based on known claims and as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

(In thousands)	Nov. 27, 2004	Nov. 29, 2003
Balance at beginning of year	$3,045	$2,398
Additional accruals	1,066	1,679
Claims paid	1,474	1,209

Balance at ending of period	$2,637	$2,868

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with former employees. As of November 27, 2004, future payments of $0.1 million were committed under such agreements.

Litigation. The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practice, workers compensation, general liability and automobile claims. Additionally, as noted in Note 10, the Company’s international glazing discontinued operations continue to be party to various legal proceedings. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

12.	Comprehensive Earnings

	Three months ended		Nine months ended
(In thousands)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003
Net earnings	$5,557	$2,450	$13,034	$906
Unrealized gain on derivatives, net of $170, $87, $503 and $352 tax expense, respectively	280	143	829	581
Unrealized (loss) gain on marketable securities, net of $(105), $78, $(155) and $(11) tax (benefit) expense, respectively	(197)	143	(288)	(21)

Comprehensive earnings	$5,640	$2,736	$13,575	$1,466

13.	Segment Information

The following table presents sales and operating income data for our three segments, and consolidated, for the three and nine month periods of fiscal 2005, when compared to the corresponding periods a year ago. As previously noted, the Auto Glass segment excludes results of the Company’s former retail auto glass business, which has been reclassified as a discontinued operation.

	Three months ended		Nine months ended
(In thousands)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003
Net Sales
Architectural	$130,329	$108,955	$373,090	$307,407
Large-Scale Optical	18,814	22,044	55,069	59,002
Auto Glass	8,021	12,574	25,885	34,496
Intersegment Eliminations	(18)	(11)	(40)	(32)

Net Sales	$157,146	$143,562	$454,004	$400,873

Operating Income (Loss)
Architectural	$5,251	$1,684	$13,058	$3,485
Large-Scale Optical	3,280	2,490	5,530	3,446
Auto Glass	584	2,836	2,963	6,410
Corporate and Other	(651)	(609)	(1,859)	(1,808)

Operating Income	$8,464	$6,401	$19,692	$11,533

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

14.	Subsequent Event

On December 10, 2004, the Company acquired the assets of Architectural Wall Solutions, Inc. (AWallS) of Bolingbrook, IL. AWallS was a commercial glass installation business in the United States. Results of the acquisition will be included in the Company’s fourth quarter results.

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

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the following: Operational risks within (A) the Architectural segment: i) competitive, price-sensitive and changing market conditions, including unforeseen delays in project timing and work flow; ii) economic conditions and the cyclical nature of the North American commercial construction industry; iii) product performance, reliability or quality problems that could delay payments, increase costs, impact orders or lead to litigation; and iv) the segment’s ability to fully utilize production capacity; v) integration of the Architectural Wall Systems (AWallS) acquisition in a timely and cost effective manner; and vi) completion and production ramp-up of the Viracon capacity expansion in a timely and cost-efficient manner; (B) the Large-Scale Optical segment: i) timing of the transition of manufacturing capacity from consumer electronics to picture framing products; ii) markets that are impacted by consumer confidence; iii) dependence on a relatively small number of customers; and iv) ability to utilize manufacturing facilities; and (C) the Auto Glass segment: i) negotiation of a new long-term supply agreement between Viracon/Curvlite and PPG Industries; ii) changes in market dynamics; iii) market seasonality; iv) highly competitive, fairly mature industry; and v) performance of the PPG Auto Glass, LLC joint venture. Additional factors include: i) revenue and operating results that are volatile; ii) the possibility of a material product liability event; iii) the costs of compliance with governmental regulations relating to hazardous substances; iv) management of discontinued operations exiting activities; and v) foreign currency risk related to discontinued operations. The Company cautions readers that actual future results could differ materially from those described in the forward-looking statements. For a more detailed explanation of the foregoing and other risks and uncertainties, see the cautionary statement filed as Exhibit 99 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2004.

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

Overview

We are a leader in technologies involving the design and development of value-added glass products, services and systems. The Company is organized in three segments: Architectural Products and Services (Architectural), Large-Scale Optical (LSO) and Automotive Replacement Glass and Services (Auto Glass). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass and windows comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, a leading fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems, a manufacturer of custom aluminum window systems and curtainwall; and Linetec, a paint and anodizing finisher of window frames and PVC shutters. All of the businesses within the Architectural segment manufacture their products by fabricating glass and/or metals in a job shop environment and primarily market their products to a combination of building owners, architects, general contractors and glazing sub-contractors. Our LSO segment consists of Tru Vue, a value-added glass and acrylic manufacturer for the custom framing and pre-framed art markets, and a producer of optical thin film coatings for consumer electronics displays. Our Auto Glass segment consists of Viracon/Curvlite, a U.S. fabricator of aftermarket foreign and domestic car windshields.

The following should be read in conjunction with the Company’s Form 10-K for the year ended February 28, 2004 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

On January 2, 2004, the Company sold Harmon AutoGlass, its former retail auto glass business, and results from such business are reported as a discontinued operation. Accordingly, certain prior-year amounts have been reclassified to conform to the current period presentation.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the first three and nine-month periods of the current and past fiscal years.

	Three months ended		Nine months ended
(Percent of net sales)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.8	80.3	81.5	81.2

Gross profit	19.2	19.7	18.5	18.8
Selling, general and administrative expenses	13.8	15.2	14.2	15.9

Operating income	5.4	4.5	4.3	2.9
Interest income	0.2	0.1	0.4	0.1
Interest expense	0.6	0.6	0.5	0.7
Other income (expense), net	0.2	—	—	—
Equity in loss of affiliated companies	(0.1)	(0.6)	(0.1)	(0.2)

Earnings from continuing operations before income taxes	5.1	3.4	4.1	2.1
Income tax expense (benefit)	1.6	(0.4)	1.2	—

Earnings from continuing operations	3.5	3.8	2.9	2.1
(Loss) earnings from discontinued operations	—	(2.1)	—	(1.9)

Net earnings	3.5%	1.7%	2.9%	0.2%

Effective income tax rate for continuing operations	31.3%	(13.3)%	30.2%	0.0%

Highlights of Third Quarter and Year-to-Date Fiscal 2005, Compared to Third Quarter and Year-to-Date Fiscal 2004

•	Consolidated net sales increased 9.5 percent, or $13.6 million, for the three-months ended November 27, 2004 compared to the prior-year period primarily due to:

•	increased volume at continued competitive pricing levels within our Architectural segment businesses resulting from initiatives started in fiscal 2004 and improved project flow across all business units in that segment,

•	offset by significantly lower sales in our Auto Glass segment, as expected, due to soft market conditions and the termination of certain supply pricing amendments in fiscal 2004, as well as

•	lower overall sales in our LSO segment due to the decision to transition away from consumer electronics business to value-added glass for the custom framing markets, and the exit from our matboard product line in the first quarter of fiscal 2005.

•	Consolidated net sales increased 13.3 percent, or $53.1 million, for the nine months ended November 27, 2004, compared to the prior-year period for the same reasons.

•	Gross profit percentage for the three-months ended November 27, 2004, as compared to the prior-year period, decreased to 19.2 percent from 19.7 percent primarily as a result of:

•	termination in the fourth quarter of fiscal 2004 of the pricing amendments to the Company’s supply agreements related to the PPG Auto Glass joint venture which negatively impacted the Auto Glass segment’s results and the Company’s gross profit percentage by 1.3 percentage points, while positively offsetting equity in income of affiliated companies, and lower pricing within the Architectural segment,

•	offset by increased capacity utilization and improved project flow occurring within the Architectural segment.

•	Gross profit percentage for the nine months ended November 27, 2004 fell to 18.5 percent as compared to 18.8 percent in the prior-year period as a result of:

•	termination in the fourth quarter of fiscal 2004 of the pricing amendments to the Company’s supply agreements related to the PPG Auto Glass joint venture which negatively impacted the Auto Glass segment’s results and the Company’s gross profit percentage by 1.2 percentage points, while positively offsetting equity in income of affiliated companies, and

•	continued competitive pricing within the Architectural segment which decreased gross profit percentage by 1.3 percentage points,

•	offset by product mix favorable to the prior-year nine-month period increasing gross profit by 2.1 percentage points,

•	the inclusion in the second quarter of fiscal 2005 of net proceeds of $2.2 million from a class action lawsuit settlement with certain flat glass manufacturers covering 1991 to 1995, increasing the current year gross profit as a percent of sales by 0.5 percentage points, and

•	the inclusion in the prior-year second quarter of expenses of $0.5 million related to the closure of a small architectural finishing facility.

•	Selling and general and administrative (SG&A) expenses for the three months ended November 27, 2004 decreased by 1.3 percent as compared to the prior-year period. This was reflected as a decrease to 13.8 percent from 15.2 percent as a percent of net sales in the prior-year period. For the nine months ended November 27, 2004, SG&A increased 1.1 percent to $64.4 million, as compared to the prior-year period, but decreased 1.7 percentage points as a percent of net sales as compared to the prior-year period. The reduction in the SG&A as a percent of net sales is a direct result of higher sales levels in the current year.

•	Research and development expenses were $0.4 million and $0.5 million for the quarter ended November 27, 2004 and November 29. 2003, respectively. For the nine months ended November 27, 2004 and November 29, 2003, research and development expenses were $1.2 million and $1.5 million, respectively.

•	Advertising expenses for the quarter ended November 27, 2004 and November 29, 2003 were $0.4 million and $0.2 million, respectively. Advertising expenses were $1.2 million and $1.0 million for the nine months ended November 27, 2004 and November 29, 2003, respectively.

•	The majority of the increase in interest income of $1.4 million for the nine months ended November 27, 2004 reflects interest received on an IRS income tax refund.

•	The effective income tax rate of 31.3 percent for the three months ended November 27, 2004 increased from a negative 13.3 percent in the prior-year period. The prior-year period effective income tax rate reflected the favorable effect of constant tax deductions and credits relative to a declining base of pretax income and additional tax benefits from an intellectual property donation. For the nine months ended November 27, 2004, the effective income tax rate was 30.2 percent, compared to the rate of zero percent in the prior-year period. The current-year rate of 31 percent as compared to our expected rate of approximately 34 percent is primarily a result of an IRS refund for research and development credits received and recorded in the first quarter of fiscal 2005.

•	Equity in affiliated companies reflects our 34 percent interest in an automotive replacement glass distribution business, PPG Auto Glass, LLC, and includes:

•	results at a near breakeven point for the quarter ended November 27, 2004 compared to $0.5 million in the prior-year quarter. This is consistent with the levels reported for the nine months ended November 29, 2003.

•	results which reflect the $2.3 million and $5.7 million positive effects of the termination of the pricing amendments for the three and nine-month periods ended November 27, 2004. The positive results were more than offset by poor performance due to reduced volume and lower pricing.

Segment Analysis

The following table presents sales and operating income data for our three segments and on a consolidated basis for the three and nine-month periods of fiscal 2005, when compared to the corresponding periods from fiscal 2004. As previously noted, the Auto Glass segment excludes results of the Company’s former retail auto glass business, which has been reclassified as a discontinued operation.

	Three months ended			Nine months ended
(In thousands)	Nov. 27, 2004	Nov. 29, 2003	% Change	Nov. 27, 2004	Nov. 29, 2003	% Change
Net Sales
Architectural	$130,329	$108,955	19.6%	$373,090	$307,407	21.4%
Large-Scale Optical	18,814	22,044	(14.7)	55,069	59,002	(6.7)
Auto Glass	8,021	12,574	(36.2)	25,885	34,496	(25.0)
Intersegment Eliminations	(18)	(11)	(63.6)	(40)	(32)	(25.0)

Net Sales	$157,146	$143,562	9.5%	$454,004	$400,873	13.3%

Operating Income (Loss)
Architectural	$5,251	$1,684	211.8%	$13,058	$3,485	274.7%
Large-Scale Optical	3,280	2,490	31.7	5,530	3,446	60.5
Auto Glass	584	2,836	(79.4)	2,963	6,410	(53.8)
Corporate and Other	(651)	(609)	(6.9)	(1,859)	(1,808)	(2.8)

Operating Income	$8,464	$6,401	32.2%	$19,692	$11,533	70.7%

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•	Third-quarter revenues of $130.3 million increased 19.6 percent as a result of increased volume. The segment continued to outperform the non-residential commercial construction market by increasing market share, including growth in the installation business and increasing penetration of protective and hurricane markets. For the first nine months, revenues at $373.1 million increased 21.4 percent over the prior-year period for the reasons discussed above.

•	Operating earnings of $5.3 million for the three months ended November 27, 2004 increased significantly from earnings of $1.7 million in the prior-year period as a result of higher sales and production levels and improved efficiency and project execution. These improvements were somewhat offset by lower pricing and a lower-margin project mix. For the first nine months of the year, the segment experienced a $9.6 million increase in operating earnings over the prior-year period for the same reasons as previously stated.

•	Architectural backlog, at November 27, 2004, remains high at $212.5 million, compared to $209.1 million in the prior-year period, and $224.5 million at fiscal 2004 year-end.

Large-Scale Optical Technologies (LSO)

•	Third-quarter revenues were $18.8 million, down 14.7 percent as expected, as a result of the planned exit from supplying coated glass for certain consumer electronics products as well as eliminating revenues due to the sale of the matboard product line in the first quarter of fiscal 2005. Sales of value-added picture framing glass products, which grew more than 20 percent in the quarter, partially offset the segment’s revenue declines. Revenues for the first nine months of the year decreased 6.7 percent compared to the prior-year period.

•	Third quarter operating income of $3.3 million improved from $2.5 million in the prior-year period. For the first nine months of the year, operating income increased $2.1 million. For the three and nine-month periods, lower sales were more than offset by a higher margin product mix as well as efficiencies and cost reductions gained from consolidating the two businesses within the segment in the fourth quarter of the prior year. Also contributing to the increase in operating income were the effects of the transition from consumer electronics to value-added picture framing glass products .

Automotive Replacement Glass and Services (Auto Glass)

•	Third-quarter revenues of $8.0 million were down 36.2 percent from the prior-year period. Revenues for the Auto Glass segment decreased 25 percent for the first nine months of the year as compared to the prior-year period.

•	Third-quarter operating income of $0.6 million was down significantly compared to the prior-year period. Results for the first nine months of the year reflect a decrease of $3.4 million from the prior-year period.

•	The decrease in revenues and operating income for the segment for the quarter and the first nine months of the year as compared to the prior-year periods is a result of very soft market conditions resulting in lower demand and prices. Additionally, the effect of the fiscal 2004 termination of the pricing amendments to the existing PPG Auto Glass, LLC joint venture supply agreements decreased revenues and operating income for the three and nine-month periods ended November 27, 2004 by $2.3 million and $5.7 million, respectively.

•	We do not expect this segment to experience a rebound in pricing or volume in the short-term.

Consolidated Backlog

•	At November 27, 2004, Apogee’s consolidated backlog was $219.6 million, up 1.8 percent from the $215.8 million reported in the prior-year period, but down in comparison to the $230.6 million backlog at February 28, 2004.

•	The backlog of the Architectural segment represented 96.8 percent of the Company’s consolidated backlog.

•	The Company views backlog as an important statistic in evaluating the level of sales activity and sales trends in its businesses. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of the Company’s sales, the Company does not believe that backlog should be used as the sole indicator of future earnings of the Company.

Liquidity and Capital Resources

	Nine months ended
(Cash effect, in thousands)	Nov. 27, 2004	Nov. 29, 2003
Net cash provided by continuing operating activities	$23,219	$7,422
Capital expenditures	(14,515)	(7,850)
Borrowing (repayment) activities, net	(4,658)	(5,790)

Operating Activities. Cash provided by operating activities of continuing operations was $23.2 million through the first nine months of fiscal 2005, as compared to $7.4 million in the prior-year period. The most significant items that contributed to the improvement from the prior-year period are the increase in net earnings of $12.1 million and improvements in cash provided from operating assets and liabilities of $14.6 million. The decrease in non-cash working capital (current assets less cash and cash equivalents, less current liabilities) of $1.1 million compared to year-end was primarily due to increased accounts receivable as a result of increased sales within the Architectural segment, offset by an increase in accrued income taxes. Management of working capital resources continues to be a key focus, and we expect to reduce non-cash working capital in fiscal 2005.

Investing Activities. Through the third quarter of fiscal 2005, investing activities used cash of $12.7 million, compared to $6.5 million in the same period last year, primarily as a result of the increased capital expenditures. New capital investment through the third quarter of fiscal 2005 totaled $14.5 million, as compared to $7.9 million in the prior-year period. Of the fiscal 2005 expenditures, $5.7 million related to the expansion of our Architectural glass fabrication capacity.

The Company anticipates investing a total of approximately $12.0 million in fiscal 2005 and 2006 to expand its architectural glass fabrication capacity. The new capacity will increase our ability to fabricate our core, complex, coated architectural glass and is expected to be available during the second quarter of fiscal 2006.

On December 10, 2004, the Company acquired the assets of Architectural Wall Solutions, Inc. (AWallS) of Bolingbrook, IL. AWallS was a commercial glass installation business in the United States. Results of the acquisition will be included in the Company’s fourth quarter results.

In addition to the capital expansion within the Architectural segment referred to above, the Company expects to incur capital expenditures as necessary to maintain existing facilities, safety and information systems, as well as some capacity improvements within the LSO segment during fiscal 2005. Capital expenditures and acquisition costs are expected to be approximately $25.0 to $30.0 million, including a significant portion of the $12.0 million expansion of the Company’s architectural glass fabrication capacity and the cost of the December 2004 acquisition of AWallS.

Financing Activities. Total outstanding borrowings stood at $35.3 million at November 27, 2004, down from the $40.0 million outstanding at February 28, 2004. The majority of our long-term debt, $26.6 million, consisted of bank borrowings under our $125.0 million syndicated revolving credit facility. Cash from operations was sufficient to finance the period’s investing activities and cash dividend requirements. We have paid $5.0 million in dividends in fiscal 2005 and we paid $4.8 million for the prior-year nine-month period. Our debt-to-total-capital ratio was 16.6 percent at November 27, 2004, down from 19.1 percent at February 28, 2004.

In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. We repurchased 172,325 shares at a cost of $1.9 million under this program during the second quarter of fiscal 2005 and have remaining authority to repurchase 1,214,676 shares under this program. It is our present intention to use the program primarily to offset the dilutive impact of employee stock option exercises and to fund our equity-based compensation plans. We do not anticipate making further stock repurchases during fiscal 2005.

Other Financing Activities. The following summarizes significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Continuing Operations
Borrowings under credit facility	$—	$—	$26,600	$—	$—	$—	$26,600
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Current portion of long-term debt	150	150	—	—	—	—	300
Operating leases (undiscounted)	2,404	9,036	8,001	6,731	1,839	2,635	30,646
Purchase obligations	—	—	—	—	—	—	—
Other obligations	28	47	—	—	—	—	75

Total cash obligations	$2,582	$9,233	$34,601	$6,731	$1,839	$11,035	$66,021

During fiscal 2003, the Company entered into a four-year, unsecured, revolving credit facility in the amount of $125.0 million. This credit facility requires us to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio of 3.0 or more and a debt-to-cash flow ratio of less than or equal to 2.5. At November 27, 2004, these ratios were 9.3 and 1.1, respectively. If the Company is not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to the debt-to-cash flow ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. The industrial revenue bonds in the total above are supported by $8.4 million of letters of credit that reduce our availability of funds under the $125.0 million credit facility, leaving $90.0 million available under the credit facility. At November 27, 2004, the Company was in compliance with all of the financial covenants of the credit facility.

From time to time, we acquire the use of certain assets, such as warehouses, automobiles, forklifts, vehicles, office equipment and some manufacturing equipment through operating leases. Many of these operating leases have termination penalties. However, because the assets are used in the conduct of our business operations, it is unlikely that any significant portion of these operating leases would be terminated prior to the normal expiration of their lease terms. Therefore, we consider the risk related to termination penalties to be minimal. The other obligations in the table above relate to non-compete and consulting agreements with former employees.

	Amount of Commitment Expiration Per Period
(In thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Standby letters of credit	$—	$115	$141	$4,971	$1,498	$—	$6,725

In addition to the above standby letters of credit, which are predominantly issued for performance-related bonds in our discontinued European curtainwall business, we are required, in the ordinary course of business, to commit to bonds that require payments to customers of our installation business for any non-performance. The outstanding face value of the bonds fluctuates with the value of installation projects that are in process and in our backlog. At November 27, 2004, these bonds totaled $174.1 million. Our installation business has never been required to pay on these performance-based bonds.

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

For fiscal 2005, we believe that current cash on hand and cash generated from operating activities should be adequate to fund our working capital requirements and planned capital expenditures and acquisitions. If we are unable to generate enough cash through operations to satisfy our working capital requirements and planned capital expenditures, we have available funds from our committed revolving credit facility.

Outlook

The following statements are based on current expectations for fiscal 2005. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to increase 11 to 13 percent.

•	Architectural segment revenues are expected to increase from 18 to 20 percent during the year, as compared to the prior year, as a result of gaining market share with the expected success of segment growth initiatives and the market exit of an architectural glass fabricator.

•	LSO segment revenues are expected to be down approximately 5 percent compared to the prior year, with growth in value-added picture framing glazing products of more than 20 percent, offset by the planned and ongoing shift away from select consumer electronics products and the sale of the matboard line.

•	Auto Glass manufacturing revenues are expected to be more than 20 percent lower than in fiscal 2004 with challenging market conditions leading to lower pricing and volume.

•	Annual gross margins are expected to be 1 percentage point higher than the prior year, as operational improvements, cost reductions and the second quarter fiscal 2005 flat glass settlement are somewhat offset by higher costs for wages and materials.

•	Expected annual operating margins by segment are: Architectural, approximately 3.0 to 3.5 percent; LSO, approximately 10 to 11 percent; and Auto Glass, approximately 9 to 9.5 percent.

•	Selling and general and administrative expenses as a percent of sales are projected to be approximately 1.5 percentage points lower than in fiscal 2004, as costs are contained and revenues grow.

•	Equity in affiliates, which reflects Apogee’s portion of the results of the PPG AG joint venture, is expected to report a loss of approximately $1.5 million. Expected results include the effects of the termination of pricing amendments to the joint venture supply agreements in the fourth quarter of fiscal 2004 to better reflect market pricing, which are expected to be more than offset by significantly lower volume and pricing.

•	Full-year acquisition costs and capital expenditures are targeted at $25 to $30 million, which includes a significant portion of the $12 million expansion of our architectural glass fabrication capacity and the cost of the December 2004 acquisition of AWallS.

•	Depreciation and amortization are estimated at $18 million for the year.

•	Debt is expected to be reduced to approximately $30 million by year-end.

•	The effective tax rate for the full year is anticipated to be approximately 31 percent.

•	Earnings per share from continuing operations are expected to range from $0.53 to $0.58 for the full year.

Related Party Transactions

As a result of our 34 percent interest in PPG Auto Glass, in which PPG holds the remaining interest, various transactions the Company enters into with PPG and PPG Auto Glass are deemed to be “related party” transactions. Under the terms of a multi-year agreement expiring in July 2005, our auto glass manufacturing business is committed to selling a significant portion of its windshield capacity to PPG. The terms are negotiated equivalent to an arm’s-length basis. In March 2004, we received the required advance notice from PPG indicating that the windshield supply agreement Viracon/Curvlite operates under will be terminated on the expiration date in July 2005, which is during fiscal 2006. Similarly, PPG Auto Glass provided the required advance notice to PPG, effectively terminating PPG’s supply agreement with PPG Auto Glass. We are in discussions with PPG regarding new supply agreements throughout the supply chain. The Company has not determined what, if any, impact these agreements will have on its results from operations in fiscal 2006.

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

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 27, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practice, workers compensation, general liability and automobile claims. Additionally, as noted in Note 10, the Company’s international glazing discontinued operations continue to be party to various legal proceedings. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. This repurchase program does not have an expiration date. In addition, we acquired 19,051 shares during the third quarter of fiscal 2005 resulting from employee stock-for-stock option exercises.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
Aug. 29, 2004 through Sept. 25, 2004	—	$—	—	1,214,676
Sept 26, 2004 through Oct. 23, 2004	—	—	—	1,214,676
Oct. 24, 2004 through Nov. 27, 2004	—	—	—	1,214,676

Total	—	$—	—	1,214,676

Item 6. Exhibits

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date January 4, 2005	By:	/s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer

Date: January 4, 2005	By:	/s/ William F. Marchido
William F. Marchido
Chief Financial Officer