Form 10-K
period 2005-02-26
APOGEE ENTERPRISES INC
filed 2005-04-27
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 26, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-6365

APOGEE ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0919654
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7900 Xerxes Avenue South - Suite 1800, Minneapolis, Minnesota 55431

(Address of principal executive offices, including zip code)

(952) 835-1874

Registrant’s telephone number, including area code

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

As of August 28, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $308,683,584 (based on the closing price of $11.33 per share as reported by Nasdaq as of that date.)

As of April 19, 2005, there were approximately 27,369,000 shares of the registrant’s Common Stock, $0.33 1/3 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

APOGEE ENTERPRISES, INC.

Annual Report on Form 10-K

For the fiscal year ended February 26, 2005

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

The Company is comprised of three reporting segments to match the markets they serve:

•	The Architectural Products and Services segment designs, engineers, fabricates, installs, maintains and renovates the walls of glass and windows comprising the outside skin of commercial and institutional buildings.

•	The Large-Scale Optical Technologies segment manufactures value-added glass and acrylic products for the custom framing and pre-framed art markets, and produces optical thin film coatings for consumer electronics displays.

•	The Automotive Replacement Glass and Services segment fabricates aftermarket foreign and domestic automobile windshields and windows and recreational vehicle and bus windshields.

Financial information about the Company’s segments can be found in Note 16 to the Consolidated Financial Statements of the Company contained elsewhere in this report.

Products

The following tables describe our markets served, products and services within these markets and a description of the product or service attributes.

Architectural Products and Services (Architectural) Segment

The Architectural segment primarily provides products that make up the outside skin of commercial buildings. The products of this segment can be broken down into two product types: operable window systems and curtainwall systems. The segment also provides installation, maintenance and renovation services for window and curtainwall systems as well as paint and anodizing coating services for metal and plastic components used in window and curtainwall systems and other products.

Operable window systems include projected windows, which are windows that project out or in from the plane of the wall and are side hinged or pivoted at the jambs; rolling windows, which consist of an operable sash that slides horizontally along a master frame; and hung windows which are vertically operated windows in which the weight of the sash is offset by a balance mounted in the window frame. Curtainwall is a highly engineered wall system consisting primarily of a series of glass panels set in aluminum window frame designs that are primarily inoperable and metal panels or spandrel (non-vision glass).

The following table describes the various products and services provided by the Architectural Segment.

Products and Services	Product Attributes	Description of Product or Service Attribute
Architectural Glass	Insulating Glass	Increases a window’s thermal performance; constructed with two or more pieces of glass separated by a desiccant-filled spacer and sealed with an organic sealant. The desiccant absorbs the insulating glass unit’s internal moisture.

	Laminated Glass	Consists of two or more pieces of glass fused with a vinyl or urethane interlayer and is used primarily for skylight, security and hurricane-resistant applications.

	Coated High- Performance Architectural Glass	Provides solar control, both minimizing heat gain and controlling thermal transfer, by adding coatings to glass. In addition, coatings add color and varying levels of reflectivity to glass. Each coating, whether metal, solarscreen or low-emissivity (energy-efficient), provides different aesthetic and performance criteria and offers a range of light and thermal transmission levels. Low-emissivity coatings, which may be used alone or with other coatings, are layers of metals, invisible to the naked eye, deposited on glass through a vacuum sputter process that selectively limit the transfer of heat through the glass, while allowing a high percentage of visible light through the glass.

	Spandrel	The use of full coverage paint on insulated glass or polyester opacifier film backing on high performance coated glass for the non-vision areas of the building.

	Silk-screened Glass	Glass which has been painted to create patterns in a wide array of colors. Silkscreening is an architectural design element and improves the solar control performance of the glass.

	Tempered Glass	Heat-strengthened glass. Heat soaked/tempered glass.

	Custom Engineer-to- Order Systems	Window and curtainwall systems designed to meet customer specifications.

	Configure-to- Order Systems	Window and curtainwall systems based on our standard specifications.

Architectural Services	Fluorpolymer Coatings (paint)	Electrostatic applications of high quality, solvent-based paints which are applied to window, curtainwall, and other metal and plastic components. These paints are sometimes preferred over anodizing because of the wider color selection.

	Anodize	The immersion of a light metal, typically aluminum, into a series of electrically charged baths to create a very strong, weather resistant film of aluminum oxide, often colored, at the surface.

	PVC Shutters	Applications of UV protection and durable paint applied to polyvinyl chloride (PVC) parts.

	New Construction Glazing	Comprehensive design, engineering, procurement, fabrication and installation of curtainwall and window systems for commercial and institutional buildings.

	Renovation	Revitalizing and updating the building façade and helping extend the life of a building. In-house engineering capabilities allow the Company to duplicate the original design or create a completely new appearance for renovated buildings.

	Other Services	24-hour complete repair and replacement of damaged glass, including commercial glass replacement, repair of doors, custom mirror work and security glass.

Large-Scale Optical Technologies (LSO) Segment

The LSO segment provides, primarily, coated glass and acrylic for use in picture framing applications. The primary variables in the glass used for picture framing products are the size, thickness and coating to give the glass UV protection and/or anti-reflective properties. This segment also produces optical thin coatings for consumer electronic displays such as projection televisions (PTVs) and computer screens.

Products and Services	Product Attributes	Description of Product Attribute
Picture-Framing Glass	Anti- Reflective Glass	Significantly reduces reflection (glare) and significantly increases transmission (clarity). Using a process exclusive to the Company, highly energized metals (or oxides) are deposited onto the glass in precisely controlled thicknesses. This ensures the most consistent, durable quality and the highest brightness and contrast levels available.

	Conservation Glass	The product of a unique coating process which blocks 98 percent of the ultraviolet rays in the 300-380 nanometer range of the light spectrum to protect pictures and art from extensive damage related to the sun’s UV rays.

	Reflection Control Glass	Unique single-sided etch glass that reduces most of the glare of regular glass while providing clarity.

	Anti- Reflective Acrylic	Utilizes anti-reflective coatings on acrylic to reduce glare and static charge on the surface.

	Reflection Control Acrylic	Utilizes reflection control coatings on acrylic to reduce most of the glare of regular glass while providing clarity.

	Pre-Framed Art	High-end wall décor, which includes framed art and mirrors.

Consumer Electronics	PTV Mirrors	Patented multi-layer aluminum mirror coatings which are sputter deposited onto float glass and certified flat float glass substrates used to make the front surface mirrors in PTV systems.

	Anti- Reflective Acrylic	Refer to anti-reflective acrylic description above.

	Reflection Control Acrylic	Refer to reflection control acrylic description above.

Automotive Replacement Glass and Services (Auto Glass) Segment

The Auto Glass segment fabricates aftermarket foreign and domestic car windshields and original equipment and replacement windshields for recreational vehicles and buses. Products in this segment meet size and technical specifications determined by vehicle type.

Products and Services	Product Attributes	Description of Product Attribute
Wholesale Automotive Glass	Automotive Replacement Glass (ARG)	Fabrication of aftermarket automotive replacement windshields and windows for foreign and domestic cars.

	RV/Bus - OEM & Replacement Glass	Fabrication of windshields for original equipment manufacturers of recreational vehicles and buses, as well as replacement glass for these vehicles.

Markets and Distribution Channels

Architectural Segment. Within the architectural commercial glass markets, Apogee is well positioned as the leader in North America in the supply of a wide range of high-performance architectural glass products to the commercial and institutional building industry. Within this market, we serve the two largest sectors: the core market, which requires custom coated, fabricated products for large, complex commercial or institutional building projects with lead times of four weeks or longer, and the broader market, which demands both coated and uncoated glass that can be installed in basic insulating units or laminated and delivered in four weeks or less.

Within the architectural services market, which is more regionalized, Apogee is one of only a few companies to have a national presence with operations in 13 metropolitan areas across the United States. While the installation of building glass in new construction projects is the primary focus of our installation business, we are broadening our offerings for glass services and retrofitting or renovating the outside skin of older commercial and institutional buildings. Our in-house engineering capabilities allow us to duplicate the design of the original window or curtainwall system or create a completely new appearance for renovated buildings. Whether building new or renovating an existing building, the Architectural segment provides aluminum windows or curtainwall systems to enhance the aesthetics and energy efficiency of the building. This segment engineers and manufactures custom window and wall systems for many of America’s most prestigious and complex commercial and institutional building projects, as well as cost-effective standard and modified-standard windows for budget-conscious schools, hospitals and condominiums. In some markets, we also offer 24-hour replacement glass service for storm or vandalism damage.

We continue to develop a variety of hurricane systems incorporating laminated glass in response to building code requirements in Florida and along the East and Gulf Coasts. Although enforcement of new hurricane and energy codes is inconsistent, demand for these products is expected to increase significantly in coming years. Our businesses are also capturing major government projects requiring blast-resistant glass.

Our Architectural segment also includes finishing services for the architectural, industrial and commercial metal fabricator markets, as well as for building product manufacturers and residential and commercial interior window covering businesses in the Unites States and Canada.

Our Architectural segment products are marketed primarily in North America through a nationwide network of independent distributors and direct sales staff with less than 10 percent of our revenues shipped to locations outside North America. Our services are marketed primarily in major metropolitan areas of the United States. Our customers are a combination of general contractors, building owners, architects and glazing subcontractors in the non-residential commercial construction market. All of the businesses within the Architectural segment manufacture their products by fabricating glass and/or metals in a job shop environment. Products are shipped to the job site or location where further glazing may be required.

LSO Segment. The Company’s Tru Vue brand is one of the largest domestically manufactured brands for the value-added picture-framing glazing market. Under this brand, products are distributed primarily in North America, largely through independent distributors, which, in turn, supply local picture-framing markets. The Company also has limited distribution in Europe, Australia and New Zealand. We continue to convert the custom picture framing industry from clear glass to our proprietary value-added glass and acrylic, which preserves pictures and art. Through the Company’s leadership, the custom picture framing industry continues to convert to value-added picture framing glass and acrylic, a trend that is expected to continue and has helped us boost our sales of value-added products approximately 20 percent annually for several years.

This segment has historically also produced optical coatings for glass and acrylic for display and imaging applications for the consumer electronics market. These products are used in projection televisions, as well as imaging devices such as scanners and copiers marketed to both domestic and foreign manufacturers of consumer electronics products and accessories. Based on growth projections for value-added glass, we have been transitioning away from the majority of consumer electronics coatings to focus on the production of value-added picture framing glass products and anticipate continuing this transition in fiscal 2006.

Auto Glass Segment. The Company’s manufacturing business serves primarily two windshield markets, the domestic market of foreign and domestic automotive replacement glass (ARG) and original equipment manufacturers’ (OEM) windshields for recreational vehicles and buses.

Since fiscal 2001, under a multi-year agreement with PPG Industries, Inc. (PPG), expiring in July 2005, our automotive replacement glass production has been primarily dedicated to supplying windshields to PPG. In March 2004, we received the required advance notice from PPG indicating that the windshield supply agreement we operate under will be terminated on the expiration date in July 2005, which is during our fiscal 2006. We are transitioning our capacity to directly sell to ARG wholesalers, including PPG, and large independent autoglass retailers.

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

During fiscal 2004, the Company sold its subsidiary, Harmon AutoGlass. Further information regarding the transaction is provided under “Discontinued Operations” in Item 7 and Item 8, Note 13 of the Notes to Consolidated Financial Statements.

Warranties

We offer warranties on our products which we believe are competitive for the markets in which those products are sold. The nature and extent of these warranties depend upon the product, the market and in some cases the customer being served. Our architectural glass, curtainwall and window system products generally offer warranties of up to 10 years, while our other products offer warranties of 2 years or less. In the event of a claim against a product in which we have received a warranty from the supplier, we will pass the claim back to our supplier. We carry liability insurance with very high deductibles for product failures and reserve for warranty exposures, as our insurance does not cover warranty claims. There can be no assurance that our insurance will be sufficient to cover all liability claims in the future or that the costs of this insurance and the related deductibles will not increase materially or that liability insurance for product failures will be available on terms acceptable to the Company in the future.

Sources and Availability of Raw Materials

Materials used within the Architectural segment include raw glass, vinyl, insulated glass spacer frames, silicone, desiccant, metal targets, aluminum extrusions, chemicals, paints, lumber, urethane and plastic extrusions. All of these materials are readily available from a number of sources, and no supplier delays or shortages are anticipated. While certain glass products may only be available at certain times of the year, all standard glass colors are available throughout the year in abundant quantities. Chemicals purchased range from commodity to specifically formulated types of chemistries.

Materials used within the LSO segment include glass, hard-coated acrylic, acrylic substrates, coating materials and chemicals. Currently, the chemicals used for our UV-resistant coating are readily available from only one supplier that meets the Company’s specifications for this proprietary technology.

Within the Auto Glass segment, raw materials consist primarily of flat glass and polyvinyl butyral, which are available from a number of sources.

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

Within the LSO segment, Viratec®, Tru Vue®, TruGuard®, Conservation Clear®, Conservation Reflection Control®, Museum Glass®, Optium®, Pricing for Profit®, AR Glass®, Reflection Control®, UltraClear® and PerfectView® are registered trademarks. Reflection Free Acrylic™ and Museum Security Glass™ are trademarks of the Company. The Company has several patents pertaining to our glass coating methods as well as several patents on our proprietary products, including our UV coating and etch processes for anti-reflective glass.

PPG Auto Glass™ is a trademark of PPG.

Seasonality

Within the Architectural segment, there is a slight seasonal effect following the commercial construction industry, with demand in late spring to late autumn (our second and third quarters) that is slightly higher than during the balance of the year. The construction industry is highly cyclical in nature and can be influenced differently by the effects of the localized economy in various geographic markets.

Within the LSO segment, picture framing glass sales tend to have an increase in the pre-holiday late fall, early winter timeframe (our third quarter.) The LSO segment depends, in part, on sales by manufacturers of products such as rear projection televisions and computer displays and scanners. In particular, the rear projection television market is highly cyclical and can be seasonal, with a significant increase in sales occurring between Thanksgiving and late January (our third quarter).

The markets that are served by the businesses in the Auto Glass segment tend to be seasonal in nature. However, as a part of our supply agreement with PPG, effective as of July 2000, we have been allowed to spread the production and sales of our after-market automotive replacement windshield products over the year, resulting in a reduced impact of the seasonality factors since fiscal 2001. When this supply agreement ends in July 2005, we should experience more seasonality in this segment and we expect to see the highest level of demand for our products during the late spring and summer months (our second quarter).

Working Capital Requirements

Within the Architectural segment, receivables relating to contractual retention amounts can be outstanding through the project durations. Payment terms offered our customers are similar to those offered by others in the industry. Inventory requirements are not significant to the businesses within this segment since we make-to-order rather than build-to-stock for the majority of our products. As a result, inventory levels follow the customer demand for the products produced.

Since the LSO segment builds-to-stock for the majority of its products, it requires greater inventory levels to meet the demands of its customers.

Due to the five-year PPG supply agreement, which expires in July 2005, the Company’s Auto Glass manufacturing unit maintained level volumes throughout the year for PPG, which purchases and stores the product at a PPG warehouse. This enables the Company to maintain limited finished goods inventory within the segment, which causes a limited demand on working capital. When this agreement ends in July 2005, we anticipate a small increase in finished goods inventory to allow for fluctuations in demand from our ARG wholesale and large independent autoglass retail customers.

Dependence on a Single Customer

We do not have any one customer that exceeds 10 percent of the Company’s consolidated revenues; however, there are important customers within each of our segments whose loss could have an adverse effect on the Company.

Backlog

At February 26, 2005, the Company’s total backlog of orders considered to be firm was $230.4 million compared with $230.6 million at February 28, 2004. Of this amount, approximately $220.1 million and $224.5 million of the orders were in the Architectural segment at February 26, 2005 and February 28, 2004, respectively. $225.7 million, or 98 percent, of the Company’s backlog is expected to be produced and shipped in fiscal 2006.

The Company views backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in its business. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of the Company’s sales, the Company does not believe that backlog should be used as the sole indicator of future earnings of the Company.

Competitive Conditions

Architectural Segment. The markets served by the businesses within the Architectural segment are very competitive, price and lead-time sensitive, and are affected by changes in the North American commercial construction industry as well as changes in general economic conditions, including interest rates, material costs, office vacancy rates, building construction start-ups and office absorption rates. As each of these economic indicators moves favorably, each of our businesses typically experience proportionate levels of sales growth, and vice versa. The companies within the Architectural segment primarily serve the custom portion of the construction market which is generally highly fragmented and where the primary competitive factors are price, product quality, reliable service, warranty and the ability to provide technical engineering and design services.

The Architectural segment must maintain significant relationships with general contractors, who are normally each business’s direct or indirect customers, and architects throughout a construction project. This is due to the high degree of dependence on the general contractors and architects for project initiation and development of specifications. Additionally, the timing of a project is dependent on the general contractor’s schedule and ability to maintain this schedule. If a general contractor fails to meet its established timeline, the profitability of a project could be negatively impacted. Additionally, we are held to the standard of the general contractor for the acceptance of their bid.

In recent times, there has been a shift in competition within the Architectural segment’s largest market served, architectural commercial glass. Along with the glass fabricators in the high-end performance market, competition has expanded to include additional competition in the broader market from regional glass fabricators with shorter lead times incorporating high performance, post-temperable glass products, procured from primary glass suppliers, into their insulated glass products. The availability of these products has enabled the regional fabricators in some cases to bid on more complex projects than in the past. Additionally, when demand for high-end products is low, our segment businesses tend to vie for business at the lower end of the performance spectrum. During the second quarter of fiscal 2005, a glass fabricator of complex coated architectural glass within our core market exited the North American market, causing a slight increase in backlogs and lead-times. As a result, we have less capacity to service the broader architectural market.

When providing glazing and glass services, we largely compete against local and regional construction companies and glazing contractors where the primary competitive factors are quality engineering, service and price. We compete against several major aluminum window manufacturers in various market niches. With products at the high-end of the performance scale, and one of the industry’s best standard warranties for repair or replacement of defective product, this sector effectively leverages a well-earned reputation for engineering quality and delivery dependability into a position as a preferred provider for high-performance products. Within the architectural finishing market, we compete against regional paint and anodizing companies. The PVC shutters market competes with national window covering companies.

LSO Segment. Product attributes, pricing, service and quality are the primary competitive factors in the markets within the LSO segment. The Company’s competitive strength includes our excellent relationships with our customers. We compete in the value-added glass markets in North America based on the product performance afforded by our proprietary and/or patented processes. While there is significant price sensitivity in regard to sales of clear glass to picture framers, there is less pricing pressure on our value-added glass products.

This segment also competes with a few significant coating manufacturers and fabricators and numerous smaller specialty coaters and fabricators in North America and abroad in the consumer electronics part of its business. Competitors in the consumer electronic market include companies developing new coatings, such as wet coatings for flat panel displays, as well as competitors who supply sputter coated films similar to those produced by us. Customers’ selection of anti-reflective products is driven by quality, price, service and capacity.

Auto Glass Segment. The Auto Glass segment competes with recreational vehicle/bus and after-market automotive replacement glass fabrication facilities worldwide on the basis of pricing and customer service. Pricing through the entire domestic supply chain has been affected by overcapacity in the market, the influx of imported products, reduced reimbursements by insurance companies and the increase in repair services.

Research and Development

The amount spent on research and development activities over the past three fiscal years was $3.9 million, $3.5 million and $3.9 million in fiscal 2005, 2004 and 2003, respectively. Our research and development has been focused primarily upon development of new proprietary products and system enhancements in our Architectural and LSO segments.

Environment

We use hazardous materials in our manufacturing operations and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of wastes. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that we believe enable us to deal properly with the regulated materials used in our manufacturing processes and wastes created by the production processes, and we have implemented a program to monitor our compliance with environmental laws and regulations. Although we believe we are currently in material compliance with such laws and regulations, current or future laws and regulations could require us to make substantial expenditures for compliance with chemical exposure, waste treatment or disposal regulations. During fiscal 2005, 2004 and 2003, we spent approximately $0.5 million, $0 and $1.4 million, respectively, at facilities to reduce wastewater solids and further reduce hazardous air emissions. We expect to incur costs to continue to comply with laws and regulations in the future, but do not expect these to be material to our financial statements.

Employees

The Company employed 4,384 persons on February 26, 2005, of whom approximately 762 were represented by labor unions. The Company is a party to 65 collective bargaining agreements with several different unions. None of the collective bargaining agreements were set to expire during fiscal 2006. The number of collective bargaining agreements to which the Company is a party will vary with the number of cities in which our Harmon, Inc. subsidiary has active nonresidential construction contracts. The Company considers its employee relations to be very good and has not recently experienced any significant loss of workdays due to strike. We are highly dependent upon the continuing services of certain technical and management personnel.

Acquisition of Architectural Wall Solutions, Inc. (AWallS)

In fiscal 2005, the Architectural segment expanded its glass installation business by purchasing the assets of a commercial glass installation business in the United States. Further information regarding this transaction is provided under “Acquisitions” in Item 7 and Item 8, Note 6 of the Notes to Consolidated Financial Statements.

Sale of Harmon AutoGlass

During fiscal 2004, the Company sold its subsidiary, Harmon AutoGlass. Further information regarding the transaction is provided under “Discontinued Operations” in Item 7 and Item 8, Note 13 of the Notes to Consolidated Financial Statements.

Foreign Operations and Export Sales

During the years ended February 26, 2005, February 28, 2004 and March 1, 2003, the Company’s export sales, principally from Architectural operations, amounted to approximately $36.9 million, $30.3 million and $37.2 million, respectively.

Available Information

The Company maintains a website at www.apog.com. Through a link to a third-party content provider, this corporate website provides free access to the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing such material with, or furnishing it to, the Securities and Exchange Commission. Also available on our website are various corporate governance documents, including our Code of Business Ethics and Conduct, Corporate Governance Guidelines, and charters for the Audit, Compensation, Finance and Nominating and Corporate Governance Committees.

ITEM 2. PROPERTIES

The following table lists, by segment, the Company’s major facilities as of February 26, 2005, the general use of the facility and whether it is owned or leased by the Company.

Facility	Location	Owned/ Leased	Size (sq. ft.)	Function
Architectural Segment
Viracon	Owatonna, MN	Owned	765,500	Mfg/Admin
Viracon	Statesboro, GA	Owned	340,800	Mfg
Viracon	Owatonna, MN	Leased	6,400	Maintenance
Harmon, Inc. Headquarters	Minneapolis, MN	Leased	11,400	Admin
Wausau Window and Wall Systems	Wausau, WI	Owned	308,800	Mfg/Admin
Wausau Window and Wall Systems	Stratford, WI	Leased	33,400	Mfg
Linetec	Wausau, WI	Owned	370,800	Mfg/Admin

LSO Segment
Tru Vue	McCook, IL	Owned	300,000	Mfg/Admin
Tru Vue	Faribault, MN	Owned	204,600	Mfg/Admin
Apogee Art Services	Orlando, FL	Leased	19,300	Mfg/Admin

Auto Glass Segment
Viracon/Curvlite	Owatonna, MN	Owned	129,300	Mfg/Admin
Viracon/Curvlite	Owatonna, MN	Leased	155,000	Warehouse/Admin

Other
Apogee Corporate Office	Minneapolis, MN	Leased	20,200	Admin

We are currently in the process of expanding our Viracon facility in Statesboro, GA to add approximately 60,000 square feet of manufacturing space. This is expected to be completed in the second quarter of fiscal 2006 with full production to begin in the third quarter of fiscal 2006.

In addition to the locations indicated above, Architectural’s Harmon, Inc. unit operates from 15 leased locations, serving 13 metropolitan areas. We continue to own three locations that did not transfer with the sale of Harmon AutoGlass. These properties are recorded as assets of discontinued operations.

The Curvlite plant, a portion of the Wausau Window and Wall Systems facility, a portion of the Linetec facility and the Tru Vue facilities were constructed with the use of proceeds from industrial revenue bonds issued by their applicable cities. These properties are considered owned since, at the end of the bond term, title reverts to the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practice, workers compensation, general liability and automobile claims. Additionally, as noted in Note 13, the Company’s international glazing discontinued operations continue to be party to various legal proceedings. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended February 26, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions with Apogee Enterprises and Five-Year Employment History
Russell Huffer	55	Chairman of the Board of Directors of the Company since June 1999 and Chief Executive Officer and President of the Company since January 1998. Various management positions within the Company since 1986.

Michael B. Clauer	48	Executive Vice President since November 2000. Chief Financial Officer (CFO) from November 2000 through February 2004. CFO at Open Port Technology from March 2000 to November 2000. Executive Vice President and CFO for Budget Group, Inc. from November 1997 to February 2000. Various financial management positions at PepsiCo, Inc. from 1987 to November 1997.

William F. Marchido	54	Chief Financial Officer since February 2004. Chief Financial Officer at Siemens Dematic, a division of Siemens AG of Germany, from 1988 to 2004.

Patricia A. Beithon	51	General Counsel and Secretary since September 1999. Divisional Legal Counsel for Pfizer, Inc. subsidiaries, American Medical Systems, Inc. and Schneider (USA), Inc. from 1990 to 1999.

Gary R. Johnson	43	Vice President-Treasurer since January 2001. Various management positions within the Company since 1995.

James S. Porter	44	Vice President of Strategy and Planning since 2002. Various management positions within the Company since 1997.

Executive officers are elected annually by the Board of Directors and serve for a one-year period. There are no family relationships between the executive officers or directors of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Apogee common stock is traded on the Nasdaq National Market (Nasdaq), under the ticker symbol APOG. During the fiscal year ended February 26, 2005, the average trading volume of Apogee common stock was 2,230,000 shares per month, according to Nasdaq.

As of April 19, 2005, there were 27,369,000 shares of common stock outstanding, of which about 5.9 percent were owned by directors and executive officers of Apogee. At that date, there were approximately 2,149 shareholders of record and 4,400 shareholders for whom securities firms acted as nominees.

The following chart shows the quarterly range and year-end closing bids for one share of the Company’s common stock over the past five fiscal years.

	Quarter
	First			Second			Third			Fourth			Year-end Close
	Low		High	Low		High	Low		High	Low		High
2005	$9.520	-	$13.350	$9.630	-	$11.860	$11.020	-	$15.690	$12.280	-	$14.920	$14.200
2004	7.900	-	11.190	8.380	-	11.530	9.970	-	13.070	10.500	-	12.810	12.500
2003	11.400	-	15.600	10.150	-	15.330	8.600	-	12.390	7.570	-	10.380	8.170
2002	6.281	-	11.990	9.250	-	15.700	6.860	-	17.000	9.990	-	18.650	11.300
2001	3.313	-	5.500	3.250	-	4.531	4.313	-	6.063	4.625	-	9.500	9.000

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

	First	Second	Third	Fourth	Total
2005	$0.060	$0.060	$0.063	$0.063	$0.245
2004	0.058	0.058	0.060	0.060	0.235
2003	0.055	0.055	0.058	0.058	0.225
2002	0.053	0.053	0.055	0.055	0.215
2001	0.053	0.053	0.053	0.053	0.210

Issuer Purchases of Equity Securities

In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. The Company announced the authorization of the repurchase program on April 10, 2003. This repurchase program does not have an expiration date. In addition, we acquired 2,686 shares during the fourth quarter of fiscal 2005 resulting from employee stock-for-stock option exercises.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
Nov. 28, 2004 through Dec. 25, 2004	—	$—	—	1,214,676
Dec 26, 2004 through Jan. 22, 2005	—	—	—	1,214,676
Jan. 23, 2005 through Feb. 26, 2005	—	—	—	1,214,676

Total	—	$—	—	1,214,676

ITEM 6. SELECTED FINANCIAL DATA

The following information should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.

(In thousands, except per share data and percentages)	2005	2004	2003	2002	2001	2000
Results from Operations Data
Net sales	$628,813	$535,329	$584,882	$597,792	$655,963	$665,071
Gross profit	115,718	94,467	145,224	142,333	129,501	121,846
Operating income	26,278	7,747	45,568	42,114	32,986	29,366
Earnings from continuing operations	16,578	4,632	28,882	25,242	14,745	8,518
Net earnings (loss)	16,645	(5,593)	29,915	26,142	15,002	12,175
Earnings (loss) per share – basic
Continuing operations	0.61	0.17	1.05	0.90	0.53	0.31
Net earnings (loss)	0.61	(0.21)	1.09	0.94	0.54	0.44
Earnings (loss) per share – diluted
Continuing operations	0.60	0.17	1.02	0.88	0.53	0.31
Net earnings (loss)	0.60	(0.20)	1.06	0.91	0.54	0.44

Balance Sheet Data
Current assets	$187,106	$157,854	$171,463	$175,084	$175,191	$214,442
Total assets	368,465	336,517	382,841	409,116	432,679	481,173
Current liabilities	119,492	90,638	120,428	127,239	137,437	135,416
Long-term debt	35,150	39,650	47,258	69,098	104,206	164,371
Shareholders’ equity	178,080	167,456	178,210	170,934	148,292	137,772

Cash Flow Data
Depreciation and amortization	$17,960	$19,748	$20,798	$23,102	$25,822	$25,721
Capital expenditures	19,618	11,459	11,208	7,703	9,714	41,403
Dividends	6,695	6,450	6,246	6,078	5,834	5,833

Other Data
Gross margin – % of sales	18.4	17.6	24.8	23.8	19.7	18.3
Operating margin – % of sales	4.2	1.4	7.8	7.0	5.0	4.4
Effective tax rate	30.9	NM	28.9	30.4	38.8	50.8
Working capital	$67,614	$67,216	$51,035	$47,845	$37,754	$79,025
Long-term debt as a % of total capital	16.5	19.1	21.0	28.8	41.3	54.4
Return on:
Average shareholders’ equity – %	9.6	(3.2)	17.1	16.4	10.5	9.1
Average invested capital*– %	7.0	(2.3)	11.5	9.6	5.0	3.7
Dividend yield at year-end – %	1.7	1.9	2.8	1.9	2.3	4.2
Book value per share	6.52	6.12	6.55	6.03	5.33	4.97
Price/earnings ratio at year-end	24:1	NM	8:1	12:1	17:1	11:1
Average monthly trading volume	2,230	2,405	2,669	4,043	3,545	2,666

*	Long-term debt + long-term self-insurance reserves + other long-term liabilities + shareholders’ equity

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

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the following: Operational risks within (A) the Architectural segment: i) competitive, price-sensitive and changing market conditions, including unforeseen delays in project timing and work flow; ii) economic conditions and the cyclical nature of the North American commercial construction industry; iii) product performance, reliability or quality problems that could delay payments, increase costs, impact orders or lead to litigation; iv) the segment’s ability to fully utilize production capacity; v) integration of the AWallS acquisition in a timely and cost-efficient manner; and vi) completion and production ramp-up of the Viracon capacity expansion in a timely and cost-efficient manner; (B) the Large-Scale Optical segment: i) markets that are impacted by consumer confidence; ii) dependence on a relatively small number of customers; and iii) ability to utilize manufacturing facilities; and (C) the Auto Glass segment: i) transition of markets served, as the long-term supply agreement with PPG Industries for auto replacement windshields expires in the second quarter of fiscal 2006 and product is then marketed to independent distributors; ii) changes in market dynamics; iii) market seasonality; iv) highly competitive, fairly mature industry; and v) performance of the PPG Auto Glass, LLC joint venture. Additional factors include: i) revenue and operating results that are volatile; ii) the possibility of a material product liability event; iii) the costs of compliance with governmental regulations relating to hazardous substances; iv) management of discontinued operations exiting activities; and v) foreign currency risk related to discontinued operations. The Company cautions readers that actual future results could differ materially from those described in the forward-looking statements. For a more detailed explanation of the foregoing and other risks and uncertainties, see Exhibit 99 to this Form 10-K.

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

Overview

We are a leader in technologies involving the design and development of value-added glass products, services and systems. The Company is organized in three segments: Architectural Products and Services (Architectural), Large-Scale Optical (LSO) and Automotive Replacement Glass and Services (Auto Glass). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass and windows comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, a leading fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems, a manufacturer of custom aluminum window systems and curtainwall; and Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters. Our LSO segment consists of Tru Vue, a value-added glass and acrylic manufacturer for the custom framing and pre-framed art markets, and a producer of optical thin film coatings for consumer electronics displays. Our Auto Glass segment consists of Viracon/Curvlite, a U.S. fabricator of aftermarket foreign and domestic car windshields and recreational and bus windshields.

Architectural segment. Our Architectural segment is the largest and most cyclical segment in our portfolio. The segment services the commercial construction markets, which we have seen turn around in our most recent fiscal year as compared to the prior two years. Although we outperformed the non-residential construction market based on reports by F.W. Dodge, a leading independent provider of construction industry analysis, forecasts and trends, we have experienced pricing compression and some isolated job margin deterioration in our window and wall manufacturing and installation businesses, both of which caused lower margins than historical trends. We are anticipating market conditions to continue to improve somewhat through fiscal 2006 based on market forecasts provided by external sources. Our continued efforts to reduce costs and improve efficiencies leaves us optimistic about improved results for this segment in fiscal 2006.

We are successfully implementing an important strategic initiative to grow architectural commercial glass market share with energy-efficient, hurricane and blast products for the office/high-rise condominium, health care, education and institutional markets. As a result of progress on our initiatives and the strengthening marketplace, we identified the need for more architectural glass capacity. At mid-year, we committed to investing approximately $12 million to expand our architectural glass fabrication capacity for the potential to achieve an additional $20 million in annual revenue. We will be better positioned to grow our share and service our core, higher-end markets and a portion of the broader market for smaller, shorter lead-time projects within 500 miles of our two facilities. Our new capacity is expected to begin full production during the third quarter of fiscal 2006. We will consider further geographic expansion to fuel additional growth to grow our share in the core and broader markets.

Our second strategy within Architectural is to continue to strengthen our businesses that manufacture windows and curtainwall, install glass on new buildings, and renovate and service window and curtainwall systems on older buildings. Much of the focus during fiscal 2005 was on our glass installation business which began to streamline part of its operations through centralized manufacturing centers. We also acquired a leading competitor to strengthen this organization and increase market penetration in the Midwest and Northwest regions of the United States. The acquisition, completed in the fourth quarter of fiscal 2005, is expected to add about $25 million in annual revenues in the Architectural segment. During fiscal 2006, growing the smaller but more profitable renovation and service sectors of the glass installation business will be a priority.

The Six Sigma/Lean business improvement process has been an important part of improvements made in the glass installation business this past year and is key to efforts now underway to make our window and curtainwall business more cost competitive and better able to compete in its fragmented commercial marketplace.

LSO segment. Our picture framing strategy of converting the custom framing market to our value-added products continues to thrive. During fiscal 2005, sales of products that protect pictures from fading and/or reduce the reflection of glass on artwork again grew by more than 20 percent year-over-year. The consolidation of our two large-scale optical businesses to focus on the more profitable picture framing business a year ago reduced our costs. In addition, as the majority of our revenues from consumer electronics were replaced, as planned, this year with higher margin value-added picture framing glass sales, our operating earnings increased significantly.

We continue to strengthen our partnerships with the nation’s largest art and craft retailer, which is a major Apogee customer, and key independent distributors. We work closely with some key customers to promote the benefits of value-added framing products to their customers. A priority is to develop these types of mutually beneficial relationships with other leaders in the custom framing industry. At the same time, we continue to identify partners to help us grow our international framing business.

Auto Glass segment. Although our remaining auto glass manufacturing business and our distribution joint venture with PPG face difficult market conditions that have lowered volume and pricing, we expect they will generate cash for Apogee during fiscal 2006. In July 2005, with the expiration of our supply agreement, our manufacturing business will be transitioning from its multi-year supply agreement with PPG back to the independent distributor marketplace, which values our short-lead times for aftermarket auto windshields; we do not expect to be entering into a new long-term supply agreement with PPG when the current contract expires in July 2005.

Company-wide, our businesses used Six Sigma/Lean, one of our strategies to reduce overhead, to save more than $6 million in fiscal 2005 to help offset cost increases. Other elements of the strategy to achieve significant cost savings moving forward include purchasing and information technology initiatives.

Results of Operations

Net Sales

(Dollars in thousands)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Net sales	$628,813	$535,329	$584,882	17.5%	(8.5)%

Fiscal 2005 Compared to Fiscal 2004

Consolidated net sales increased 17.5 percent in fiscal 2005 to $628.8 million from $535.3 million in fiscal 2004. The net increase was primarily attributable to market share gains, some improvements in the commercial construction markets which resulted in higher volume, a higher value mix and reduced job delays within the Architectural segment.

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

Performance

The relationship between various components of operations, stated as a percentage of net sales, is illustrated below for the past three fiscal years.

(Percentage of net sales)	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.6	82.4	75.2

Gross profit	18.4	17.6	24.8
Selling, general and administrative expenses	14.2	16.2	17.0

Operating income	4.2	1.4	7.8
Interest income	0.3	0.1	0.2
Interest expense	0.5	0.6	0.9
Other income, net	—	—	0.2
Equity in loss of affiliated companies	(0.2)	(0.6)	(0.4)

Earnings from continuing operations before income taxes	3.8	0.3	6.9
Income tax expense (benefit)	1.2	(0.6)	2.0

Earnings from continuing operations	2.6	0.9	4.9
Earnings (loss) from discontinued operations, net of income taxes	—	(1.9)	0.2

Net earnings (loss)	2.6%	(1.0)%	5.1%

Effective income tax rate for continuing operations	30.9%	NM	28.9%

NM – not meaningful

Fiscal 2005 Compared to Fiscal 2004

On a consolidated basis, cost of sales, as a percentage of net sales, decreased to 81.6 percent for fiscal 2005, from 82.4 percent in fiscal 2004. The primary factor for the resulting increase in margins is due to the higher level of activity in the Architectural segment which allowed for increased capacity utilization. The stronger commercial construction market also resulted in more consistent project flow. Additionally, the Large-Scale Optical segment had a much higher mix of value-added glass. Also, the net proceeds of $2.2 million from a class action lawsuit settlement with certain flat glass manufacturers with respect to glass purchases from 1991 to 1995, increased the fiscal 2005 gross profit as a percent of sales by 0.4 percentage points. Offsetting these increases were the effects of the termination in the fourth quarter of fiscal 2004 of the pricing amendments to the Company’s supply agreements related to the PPG Auto Glass joint venture, which negatively impacted the Auto Glass segment’s results and the Company’s gross profit percentage by 1.1 percentage points, while positively offsetting equity in income of affiliated companies.

Selling, general and administrative expenses, as a percentage of net sales, decreased to 14.2 percent from 16.2 percent despite increased spending to $89.4 million, from $86.7 million in fiscal 2004. The primary drivers for the increased costs were a result of incentive compensation expenses and impairment charges related to disposition of certain fixed assets, offset by lower consulting, salary and wages due to cost-saving efforts.

The increase in interest income is the result of a federal income tax refund received during fiscal 2005.

Despite an increased, weighted-average interest rate under our revolving credit agreement, interest expense decreased to $3.2 million for fiscal 2005 from $3.7 million in fiscal 2004 as a result of lower borrowing levels. Other income in fiscal 2005 was $0.2 million versus $0.1 million in the prior year, which reflected the pretax benefit of realized gains on the sale of investments held for our self-insurance program.

Equity in affiliated companies reflects our 34 percent interest in an automotive replacement glass distribution business, PPG Auto Glass, LLC, and includes a loss of $1.3 million in fiscal 2005, versus a loss of $3.2 million in fiscal 2004. The results for fiscal 2005 reflect a $6.1 million positive effect of the termination of the pricing amendments for the year, which was more than offset by unfavorable market conditions resulting in reduced volume and lower pricing.

Income tax expense was $7.4 million in fiscal 2005 versus our income tax benefit of $3.1 million in fiscal 2004. Both fiscal year statutory tax rates of 37.7 percent were offset by tax credits and other deductions realized for tax that did not require book expense. For fiscal 2004, the most significant offsets related to research and development tax credits and a higher valuation of a charitable donation of a patent donated in fiscal 2003.

Our fiscal 2005 earnings from continuing operations increased to $16.6 million or $0.60 diluted earnings per share. This compared to earnings from continuing operations of $4.6 million, or $0.17 diluted earnings per share, in fiscal 2004. The significant increase in earnings was the result of improved economic conditions and performance against the identified strategic initiatives in the architectural and picture framing businesses.

Fiscal 2005 results from discontinued operations were $0.1 million, compared to a loss of $10.2 million or $0.37 diluted earnings per share in fiscal 2004. Fiscal 2004 results include a loss on the sale of Harmon Auto Glass and costs associated with the exit of the business totaling $7.6 million, or $0.27 per diluted share. The remaining loss of $2.6 million, or $0.10 per share, represented Harmon AutoGlass’s operating results for the period in which we owned Harmon AutoGlass.

Our fiscal 2005 net earnings were $16.6 million, or $0.60 diluted earnings per share. This compared to a net loss of $5.6 million, or $0.20 diluted earnings per share, in fiscal 2004.

Fiscal 2004 Compared to Fiscal 2003

On a consolidated basis, cost of sales, as a percentage of net sales, increased to 82.4 percent for fiscal 2004, from 75.2 percent in fiscal 2003. The primary factors for the 7.2 percentage point decrease in margins were the effects of the slowed commercial construction market affecting the Architectural segment, resulting in reduced volume pricing pressures, as well as project management issues encountered at our glass installation business. Additionally, the LSO segment recognized integration costs and a charge associated with the sale of its matboard product line that, collectively, resulted in a 0.2 percentage point impact. These costs were offset by increased sales of higher value-added products in the LSO segment.

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

Our fiscal 2004 net loss was $5.6 million, or $0.20 diluted earnings per share. This compared to $29.9 million of net earnings, or $1.06 diluted earnings per share, a year ago.

Segment Analysis

Architectural Products and Services (Architectural)

(In thousands)	2005	2004	2003
Net sales	$516,879	$411,425	$458,811
Operating income (loss)	15,575	(592)	32,134
Operating income (loss) as a percent of sales	3.0%	(0.1)%	7.0%

Fiscal 2005 Compared to Fiscal 2004. Architectural net sales for fiscal 2005 increased 25.6 percent to $516.9 million from $411.4 million in fiscal 2004. The increase is due to increased market share in our core markets, increased market penetration in the broader markets and fewer project delays than in the prior year. Additionally, we experienced market improvements, especially in the high-end condominium, government and institutional work, along with some improvement in the office market. These projects also are using more value-added hurricane, blast and energy-efficient products that helped improve our product mix. Also contributing to increased revenues for the segment was the acquisition of AWallS, which was completed during the fourth quarter of fiscal 2005. This acquisition added approximately $4.0 million to segment revenues in the fourth quarter of fiscal 2005. See Item 8, Note 6 of the Notes to Consolidated Financial Statements for information pertaining to our acquisitions, which is incorporated by reference herein.

The segment earned operating income in fiscal 2005 of $15.6 million compared to an operating loss of $0.6 million in fiscal 2004. Operating margin increased to 3.0 percent for fiscal 2005 from a negative 0.1 percent in fiscal 2004. Increased operating income and margins were a direct result of increased revenues and production levels, and improved efficiency and project execution within the segment. Additionally, although average pricing declined, volume and product mix improved compared to fiscal 2004 as a result of continued market recovery. Fiscal 2004 was also impacted by extraordinary project delays in our glass installation, window and architectural glass businesses which, in turn, flowed through in fiscal 2005. These delays, along with pricing pressures and isolated project management issues in the installation group, negatively impacted margins and earnings in fiscal 2004.

Fiscal 2004 Compared to Fiscal 2003. Architectural net sales for fiscal 2004 decreased 10.3 percent to $411.4 million from $458.8 million in fiscal 2003. The decrease is due to the effects of the slowed economy on the North American commercial construction industry as the number of projects to bid and work on, and the pricing on those projects, declined. The number and amount of delays in construction project timing also increased during the year. The impact of these items resulted in lower sales for all of our Architectural business units, but primarily affected revenues in our installation and window manufacturing businesses.

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

Large-Scale Optical Technologies (LSO)

(In thousands)	2005	2004	2003
Net sales	$78,399	$79,367	$79,705
Operating income	9,862	2,793	3,694
Operating income as a percent of sales	12.6%	3.5%	4.6%

Fiscal 2005 Compared to Fiscal 2004. Revenue growth of more than 20 percent in sales of value-added framing glass products in fiscal 2005 was offset by the planned continuing transition away from certain consumer electronics products and the sale of the matboard product line in the first quarter of fiscal 2005, leaving fiscal 2005 net revenues of $78.4 million flat compared to fiscal 2004. Operating income increased to $9.9 million in fiscal 2005 from $2.8 million in fiscal 2004 due to the transition away from lower-margin consumer electronics products to higher-margin value-added picture framing glass. Increased operating results reflected higher-margin product mix, as well as efficiencies and cost reductions gained from consolidating the two businesses within the segment in the fourth quarter of fiscal 2004 to better serve picture framing markets.

Fiscal 2004 Compared to Fiscal 2003. LSO net sales of $79.4 million were flat compared to fiscal 2003. Picture-framing revenues grew approximately 2 percent with an increase in value-added picture framing glass offset by reduced sales in our clear glass, matboard and consumer electronics business sales. Operating income declined to $2.8 million in fiscal 2004 from $3.7 million in fiscal 2003. The current year results included a $0.6 million charge related to restructuring the segment by merging the two business units in order to focus on picture-framing glass and reduce operating costs and a $1.1 million non-cash charge for the write-down of matboard product line inventory that we disposed of in the first quarter of fiscal 2005.

Automotive Replacement Glass and Services (Auto Glass)

(In thousands)	2005	2004	2003
Net sales	$33,581	$44,582	$46,423
Operating income	3,237	7,779	11,800
Operating income as a percent of sales	9.6%	17.4%	25.4%

Fiscal 2005 Compared to Fiscal 2004. Auto Glass net sales, which includes only our manufacturing business, decreased 24.7 percent to $33.6 million in fiscal 2005. Operating income of $3.2 million in fiscal 2005 decreased from $7.8 million in fiscal 2004. The effect of the termination of the pricing amendments to the existing PPG Auto Glass, LLC joint venture supply agreements during the fourth quarter of fiscal 2004, decreased revenues and operating income for fiscal year 2005 by $6.1 million. Additionally, the segment experienced lower revenues and operating income as a result of very soft market conditions resulting in lower demand and prices.

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

This segment’s operating income includes results from manufacturing and the market-based pricing amendments to the supply agreements related to the PPG Auto Glass joint venture that were effective in fiscal 2002. We agreed to amend the existing pricing amendments during the fourth quarter of fiscal 2004 in order to reflect declines in market pricing. Beginning with fiscal 2005, this will negatively impact the segment’s results, with an offsetting benefit to equity in earnings of affiliates.

Discontinued Operations

On January 2, 2004, the Company completed the cash sale of Harmon AutoGlass, with the selling price subject to a final working capital adjustment. The working capital adjustment was finalized during the second quarter of fiscal 2005, with no effect to the operating results of the Company. During fiscal 2004, the Company recorded after-tax charges of $7.6 million, representing a reduction in the carrying value of this business unit to its estimated fair value, less cost to sell. During fiscal 2005, 14 of the 17 properties that had not been sold with Harmon AutoGlass and which remained as assets held for sale were sold for net proceeds of $3.4 million, which approximated their carrying amount. Estimated reserves have been established for committed future cash flows related to the remaining exit costs and are recorded as liabilities of discontinued operations.

In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of the Company’s detention/security business and its exit from international curtainwall operations. The remaining cash expenditures related to these discontinued operations are recorded as liabilities of discontinued operations and a majority of the remaining cash expenditures related to discontinued operations are expected to be paid within the next three years. The majority of these liabilities relate to the international curtainwall operations, including bonds outstanding, of which the precise degree of liability related to these matters, will not be known until they are settled within the U.K. and French courts. The reserve for discontinued operations also covers other liability issues, consisting of warranty and other costs relating to these and other international construction projects.

Related Party Transactions

As a result of our 34 percent interest in PPG Auto Glass, in which PPG holds the remaining interest, various transactions the Company enters into with PPG and PPG Auto Glass are deemed to be “related party” transactions. Under the terms of a multi-year agreement expiring in July 2005, our auto glass manufacturing business is committed to selling a significant portion of its windshield capacity to PPG. In March 2004, we received the required advance notice from PPG indicating that the windshield supply agreement will be terminated on the expiration date in July 2005, which is during fiscal 2006. We are transitioning our capacity to directly sell to ARG wholesalers, including PPG, and large independent autoglass retailers.

Our investment in PPG Auto Glass totals $22.4 million, which includes $7.3 million in goodwill. We assess the fair market value to this investment on a regular basis, as required under generally accepted accounting principles. We consider many factors, including short- and long-term projections of future performance associated with these assets. If this review indicates that the investment will not be recoverable based on the estimated undiscounted cash flows, the carrying value of such assets will be reduced to estimated fair value. The forecast reflected in the valuation of the investment in the joint venture assumes that the management team of PPG Autoglass successfully improves operating performance against recent trends of the auto glass replacement market. There can be no assurances that these forecasts can be attained. The ability to attain these forecasts or changes in strategy and/or market conditions may result in adjustments to the recorded investment.

As a result of its acquisition of AWallS, the Company has a lease for a facility located in Bolingbrook, IL with the former owners, two of who remain employees of the Company.

Liquidity and Capital Resources

(Cash effect, in thousands)	2005	2004	2003
Net cash provided by operating activities of continuing operations	$33,450	$18,590	$51,971
Capital expenditures, including acquisitions	(26,422)	(11,459)	(11,508)
Proceeds from dispositions of property	1,044	4,038	4,625
Borrowing activities, net	(4,658)	(7,840)	(21,940)
Purchases and retirement of Company common stock	(1,859)	(1,292)	(18,000)
Dividends paid	(6,695)	(6,450)	(6,246)

Operating activities. Cash provided by operating activities of continuing operations was $33.5 million for fiscal 2005 compared to $18.6 million in fiscal 2004. The most significant items that affected the increase from the past year are the increase of earnings from continuing operations of $11.9 million and a reduction in working capital uses year-over-year. Non-cash working capital (current assets less current liabilities less cash) decreased slightly after removing the effect of the acquisition of AWallS during the fourth quarter. Management of working capital resources is a continuing focus for us, and we expect to reduce non-cash working capital in fiscal 2006.

Investing activities. Capital expenditures, including acquisitions, in fiscal 2005, 2004 and 2003 were $26.4 million, $11.5 million and $11.5 million, respectively. The fiscal 2005 expenditures include the acquisition of AWallS and the expansion of our Statesboro, GA plant, announced mid-year, which is on schedule for a fiscal 2006 second quarter start-up. The $12 million investment, of which $8.2 million was spent in fiscal 2005, is expected to expand annual capacity by approximately $20 million in revenue to serve growth in both our core, higher-end markets as well as in a portion of the broader market, where sales increased significantly in fiscal 2005.

To further improve our installation business operations and provide geographic growth, AWallS, a leading U.S. glass installation company, was acquired in the fourth quarter. We gained management depth for our new construction business and entered the Northwest region of the United States through the acquisition of AWallS. The acquisition cost was $8.2 million, including future payments for non-compete agreements. The acquisition of the assets of the business in December 2004 added about $30 million to the segment backlog and is expected to contribute about $25 million in annual revenues in fiscal 2006.

In fiscal 2006, the Company expects to incur capital expenditures for the completion of the expansion of our Statesboro, GA plant and other architectural glass upgrades, costs as necessary to maintain existing facilities, safety and information systems, as well as some capacity improvements within the LSO segment. We are also upgrading three tempering lines at our Owatonna, MN facility, which we expect will improve quality, productivity and energy-efficiency at this facility. Fiscal 2006 expenditures are expected to be approximately $25.0 million. This amount does not include any acquisitions or regional expansions or other new strategic initiatives.

During fiscal 2004, the Company entered into an agreement for the sale and leaseback of a warehouse/administrative building. The sale price of the item was $4.0 million. Under this and its other sale and leaseback agreements, the Company has an option to purchase the building and equipment at projected future fair market value upon expiration of the leases, which occur in fiscal 2007, 2008, 2009 and 2014. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. There were no such transactions in fiscal 2005, and we do not expect any in fiscal 2006.

Under the Company’s sale and leaseback transactions, total gains of $10.8 million have been deferred and are being recognized over the terms of the respective leases. The February 26, 2005 and February 28, 2004 unamortized portion of the deferred gain of $4.9 million and $6.2 million, respectively, is included in the balance sheet captions “other accrued expenses” and “other long-term liabilities.” The average annual lease payments over the life of these leases total $5.2 million.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

Financing activities. Net payments on all of our borrowings for fiscal 2005, 2004 and 2003 were $4.7 million, $7.8 million and $21.9 million, respectively. We continued to focus on debt reduction during fiscal 2005, evidenced by the reduction in our debt-to-total capital ratio, which improved to 16.5 percent at the end of fiscal 2005, compared to 19.1 percent at the end of fiscal 2004. The majority of our long-term debt at the end of the year, $26.8 million, consisted of bank borrowings under a syndicated revolving credit facility. We expect to reduce debt further during fiscal 2006.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of Common Stock in the open market at prevailing market prices. The Company has repurchased 172,325 and 112,999 shares under this program, for a total of $1.9 million and $1.3 million in fiscal 2005 and 2004, respectively. We have remaining authority to repurchase 1,214,676 shares under this program. It is our present intention to use the program primarily to offset the dilutive impact of employee stock option exercises and to fund our equity-based compensation plans.

During fiscal 2003, the Board of Directors authorized a share repurchase program for a total of 1,500,000 shares. The Company repurchased all of the 1,500,000 shares authorized under the fiscal 2003 program for a total of $18.0 million.

In addition to the shares repurchased under these two repurchase plans, the Company also purchased $0.9 million and $1.2 million of Company stock from employees pursuant to terms of board and shareholder-approved compensation plans during fiscal 2005 and 2004, respectively.

Other financing activities. The following summarizes significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Period
(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Borrowings under credit facility	$—	$26,750	$—	$—	$—	$—	$26,750
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Other long-term debt	150	—	—	—	—	—	150
Operating leases (undiscounted)	9,799	8,653	7,309	2,365	1,739	5,101	34,966
Purchase obligations	9,939	444	245	—	—	—	10,628
Interest on fixed-rate debt	1,176	704	384	6	—	—	2,270
Other obligations	380	337	337	337	—	—	1,391

Total cash obligations	$21,444	$36,888	$8,275	$2,708	$1,739	$13,501	$84,555

During fiscal 2005 and 2004, there were no significant changes to our overall debt structure. During fiscal 2003, the Company entered into a four-year, unsecured, revolving credit facility in the amount of $125.0 million, which expires in April 2006. This credit facility requires us to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio of more than 3.0 and a debt-to-cash flow ratio of less than 2.5. At February 26, 2005, these ratios were 13.18 and 0.77, respectively. If the Company is not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to debt-to-cash flow ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. This credit facility replaced the Company’s previously existing $125.0 million secured credit facility. The industrial revenue bonds in the total above are supported by $8.4 million of letters of credit. Amounts available under the $125.0 million credit facility are reduced by the aggregate outstanding principal amount of loans and letter of credit obligations issued under the credit facility. At February 26, 2005, the Company’s available commitment under the facility was $89.7 million. At February 26, 2005, we were in compliance with all of the financial covenants of the credit facility.

The interest on fixed rate debt amounts in the above schedule represent the Company’s fixed rate obligations. These amounts will be reduced by the variable rate in effect during the applicable calendar quarter. In addition to fixed rate interest payments above, we have approximately $10.2 million of debt, as of February 26, 2005, for which payments are variable.

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

The other contractual obligations relate to non-compete and consulting agreements with current and former employees.

	Amount of Commitment Expiration Per Period
(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Standby letters of credit	$114	$141	$4,936	$1,513	$—	$—	$6,704

In addition to the above standby letters of credit, which were predominantly issued for performance related bonds in our discontinued European curtainwall business, we are required, in the ordinary course of business, to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in our backlog. At February 26, 2005, these bonds totaled $102.0 million. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

The Company has entered into an interest rate swap agreement that effectively converts $25.0 million of variable rate borrowings into a fixed-rate obligation. The agreement, which was set to expire in fiscal 2006, was extended to March 2008. The notional value of the swap decreases from $25.0 million at February 26, 2005, to $4.5 million at the expiration date of March 29, 2008. The Company receives payments at variable rates while making payments at a fixed rate of 5.01 percent. Prior to the extension, the fixed rate was 5.8 percent. The interest rate swap for $10.0 million, into which the Company was entered, expired in fiscal 2005. The net present liability associated with these swaps was $0.6 million and $2.3 million at the end of fiscal 2005 and fiscal 2004, respectively.

We experienced a material increase in our insurance premiums and risk retention for our third-party product liability coverages in fiscal 2003, and although we were able to continue these coverages through fiscal 2006, the premiums and retention have remained high. As a result, a material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2006, we believe that current cash on hand and cash generated from operating activities should be adequate to fund our working capital requirements and planned capital expenditures. If we are unable to generate enough cash through operations to satisfy our working capital requirements and planned capital expenditures, we have available funds from our committed revolving credit facility.

Off-balance sheet arrangements. With the exception of routine operating leases, we had no off-balance sheet financing arrangements at February 26, 2005 or February 28, 2004.

Outlook

The following statements are based on current expectations for fiscal 2006. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to increase 6 to 8 percent.

•	Architectural segment revenues are expected to increase 6 to 9 percent for the year.

•	Gaining market share through success of growth initiatives.

•	Large-Scale Optical segment revenues are expected to be up approximately 4 percent, with growth in picture framing glazing products continuing to be somewhat offset by the shift away from select consumer electronics products.

•	Sales of value-added picture framing products are expected to again grow more than 20 percent.

•	Auto Glass segment revenues are expected to be approximately 3 percent lower than in fiscal 2005.

•	Despite challenging market conditions leading to slightly lower pricing and volume, we are winning new independent customers for aftermarket windshields.

•	Annual gross margins are expected to be approximately 1 percentage point higher than the prior year as operational improvements and cost reductions are somewhat offset by higher costs for wages, materials, utilities and freight.

•	Expected annual operating margins by segment are: Architectural, 3.5 to 4.5 percent, as margins continue to increase with improved pricing and capacity utilization; Large-Scale Optical, approximately 12 percent, relatively flat with the focus on making products more affordable for consumers; and Auto Glass breakeven or slightly better, a decrease due to competitive market dynamics.

•	Selling, general and administrative expenses as a percent of sales are projected to be approximately 14.5 percent.

•	Equity in affiliates, which reflects Apogee’s portion of the results of the PPG Auto Glass joint venture, is expected to report earnings of approximately $1 million due to increased volume and operational improvements.

•	Capital expenditures are targeted at $25 million.

•	Depreciation and amortization are estimated at $19 million for the year.

•	Debt is expected to be reduced to approximately $30 million.

•	The effective tax rate for the full year is anticipated to be approximately 32 percent, driven primarily by benefits relating to the new manufacturer’s deduction as enacted by the American Jobs Creation Act of 2004.

•	Earnings per share from continuing operations are expected to range from $0.72 to $0.76.

Recently Issued Accounting Pronouncements

See “New Accounting Standards” set forth in Item 8, Note 1 of the Notes to Consolidated Financial Statements, for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future, which is incorporated by reference herein.

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

Revenue recognition – Normally our sales terms are “free on board” (FOB) shipping point or FOB destination for our product sales, and revenue is recognized when title has transferred. However, during fiscal 2005, approximately 31 percent of our consolidated sales and 37 percent of our Architectural segment sales were recorded on a percentage-of-completion basis, as they relate to revenue earned from construction contracts. Under this methodology, we compare the total costs incurred to date to the total estimated costs for the contract, and record that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in sales only when customers have approved them. A significant number of estimates are used in these computations.

Goodwill impairment – To determine if there has been any impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, we evaluate the goodwill on our balance sheet annually or more frequently if impairment indicators exist. We base our determination of value using a discounted cash flow methodology that involves significant judgments based upon projections of future performance. There can be no assurances that these forecasts will be attained. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.

Reserves for disputes and claims regarding product liability and warranties – From time to time, we are subject to claims associated with our products and services, principally as a result of disputes with our customers involving our Architectural products. The time period from when a claim is asserted to when it is resolved, either by dismissal, negotiation, settlement or litigation, can be several years. While we maintain product liability insurance, the insurance policies include significant self-retention of risk in the form of policy deductibles. In addition, certain claims could be determined to be uninsured. We reserve based on our estimates of known claims, as well as on anticipated claims for possible product warranty and rework costs based on historical product liability claims as a ratio of sales.

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

Self-insurance reserves – We obtain substantial amounts of commercial insurance for potential losses for general liability, workers’ compensation, automobile liability, employment practices, and architectural errors and omissions risk. However, an amount of risk is retained on a self-insured basis through a wholly owned insurance subsidiary. Reserve requirements are established based on actuarial projections of ultimate losses. Additionally, we maintain a self-insurance reserve for our health insurance programs maintained for the benefit of our eligible employees. We estimate a reserve based on historical levels of amounts incurred but not reported.

As part of our ongoing financial reporting process, a collaborative effort is undertaken involving our management with responsibility for financial reporting, product and project management, quality, legal, tax and outside advisors such as consultants, engineers, lawyers and actuaries. The results of this effort provide management with the necessary information on which to base its judgments on these future events and develop the estimates used to prepare the financial statements. We believe that the amounts recorded in the accompanying financial statements related to these events are based on the best estimates and judgments of Apogee management. However, outcomes could differ from our estimates and could materially adversely affect our future operating results, financial position and cash flows.

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

We use interest rate swaps to fix a portion of our variable rate borrowings from fluctuations in interest rates. As of February 26, 2005, we had interest swaps covering $25.0 million of variable rate debt. The net present liability associated with these swaps was $0.6 million at the end of fiscal 2005.

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. This change in interest rates affecting our financial instruments would result in approximately a $0.08 million impact to net earnings. As interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase. Besides the market risk related to interest rate changes, the commercial construction markets in which our businesses operate are highly affected by changes in interest rates and, therefore, significant interest rate fluctuations could materially impact our operating results.

We generally do not have exposure to foreign exchange risk as the majority of our sales are within the United States and those outside the United States are generally denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Management of Apogee Enterprises, Inc. and its subsidiaries (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 26, 2005, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of February 26, 2005, the Company’s internal control over financial reporting was effective based on those criteria. Management has excluded from its assessment the internal control over financial reporting at Architectural Wall Solutions, Inc., which was acquired on December 10, 2004, and whose financial statements reflect total assets and total revenues constituting 3.4 and 0.7 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 26, 2005.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting for February 26, 2005. That attestation report is set forth immediately following the report of Deloitte & Touche LLP on the financial statements included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Apogee Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of February 26, 2005 and February 28, 2004, and the related consolidated results of operations, statements of cash flows, and statements of shareholders’ equity for each of the three years in the period ended February 26, 2005. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and the financial statements schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries at February 26, 2005 and February 28, 2004, and the results of their operations and their cash flows for each of the three years in the period ended February 26, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 26, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 27, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

April 27, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Apogee Enterprises, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Apogee Enterprises, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 26, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Controls Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Architectural Wall Solutions, Inc. (AWallS, Inc.) which was acquired on December 10, 2004 and whose financial statements reflect total assets and revenues constituting 3.4 and 0.7 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 26, 2005. Accordingly, our audit did not include the internal control over financial reporting at AWallS, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 26, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 26, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 26, 2005 of the Company and our report dated April 27, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

April 27, 2005

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	February 26, 2005	February 28, 2004
Assets
Current assets
Cash and cash equivalents	$5,967	$7,822
Receivables, net of allowance for doubtful accounts	138,731	99,968
Inventories	34,825	35,533
Refundable income taxes	—	2,578
Current assets of discontinued operations	—	1,343
Deferred tax assets	4,671	6,700
Other current assets	2,912	3,910

Total current assets	187,106	157,854

Property, plant and equipment, net	100,539	98,536
Marketable securities available for sale	13,732	13,987
Investments in affiliated companies	15,408	16,668
Assets of discontinued operations	365	3,260
Goodwill	43,383	42,960
Intangible assets, at cost less accumulated amortization of $1,583 and $845, respectively	5,523	1,365
Other assets	2,409	1,887

Total assets	$368,465	$336,517

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$44,887	$38,293
Accrued payroll and related benefits	19,985	12,300
Accrued self-insurance reserves	9,359	11,713
Other accrued expenses	20,034	17,281
Current liabilities of discontinued operations	2,204	3,643
Billings in excess of costs and earnings on uncompleted contracts	12,460	7,100
Accrued income taxes	10,413	—
Current installments of long-term debt	150	308

Total current liabilities	119,492	90,638

Long-term debt, less current installments	35,150	39,650
Long-term self-insurance reserves	13,897	14,065
Other long-term liabilities	12,846	15,418
Liabilities of discontinued operations	9,000	9,290

Commitments and contingent liabilities (Note 17)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding, 27,329,000 and 27,358,000, respectively	9,110	9,119
Additional paid-in capital	57,586	55,749
Retained earnings	113,611	106,271
Common stock held in trust	(5,029)	(5,368)
Deferred compensation obligations	5,029	5,368
Unearned compensation	(1,810)	(2,474)
Accumulated other comprehensive loss	(417)	(1,209)

Total shareholders’ equity	178,080	167,456

Total liabilities and shareholders’ equity	$368,465	$336,517

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands, except per share data)	Year-Ended Feb. 26, 2005	Year-Ended Feb. 28, 2004	Year-Ended March 1, 2003
Net sales	$628,813	$535,329	$584,882
Cost of sales	513,095	440,862	439,658

Gross profit	115,718	94,467	145,224
Selling, general and administrative expenses	89,440	86,720	99,656

Operating income	26,278	7,747	45,568
Interest income	1,963	568	1,071
Interest expense	3,218	3,713	4,468
Other income, net	230	67	958
Equity in loss of affiliated companies	(1,272)	(3,165)	(2,530)

Earnings from continuing operations before income taxes	23,981	1,504	40,599
Income tax expense (benefit)	7,403	(3,128)	11,717

Earnings from continuing operations	16,578	4,632	28,882
Earnings (loss) from discontinued operations, net of income taxes	67	(10,225)	1,033

Net earnings (loss)	$16,645	$(5,593)	$29,915

Earnings (loss) per share – basic
Earnings from continuing operations	$0.61	$0.17	$1.05
Earnings (loss) from discontinued operations	—	(0.38)	0.04

Net earnings (loss)	$0.61	$(0.21)	$1.09

Earnings (loss) per share – diluted
Earnings from continuing operations	$0.60	$0.17	$1.02
Earnings (loss) from discontinued operations	—	(0.37)	0.04

Net earnings (loss)	$0.60	$(0.20)	$1.06

Weighted average basic shares outstanding	27,071	27,037	27,521
Weighted average diluted shares outstanding	27,716	27,819	28,347

Cash dividends declared per common share	$0.245	$0.235	$0.225

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year-Ended Feb. 26, 2005	Year-Ended Feb. 28, 2004	Year-Ended March 1, 2003
Operating Activities
Net earnings (loss)	$16,645	$(5,593)	$29,915
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (earnings) loss from discontinued operations	(67)	10,225	(1,033)
Depreciation and amortization	17,960	19,748	20,798
Deferred income taxes	650	5,014	(1,680)
Equity in loss of affiliate companies	1,272	3,165	2,530
Gain on disposal of assets	(1,127)	(1,067)	(2,989)
Other, net	1,021	(1,329)	178
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(31,914)	3,318	(754)
Inventories	912	335	(1,117)
Accounts payable and accrued expenses	11,379	(11,052)	5,819
Billings in excess of costs and earnings on uncompleted contracts	3,656	2,699	(1,726)
Refundable and accrued income taxes	14,042	(7,090)	1,908
Other, net	(979)	217	122

Net cash provided by continuing operating activities	33,450	18,590	51,971

Investing Activities
Capital expenditures	(19,618)	(11,459)	(11,208)
Proceeds from sales of property, plant and equipment	1,044	4,038	4,625
Acquisition of businesses, net of cash acquired	(6,804)	—	(300)
Investments in equity investments	(12)	(81)	(172)
Purchases of marketable securities	(36,455)	(14,142)	(25,961)
Sales/maturities of marketable securities	36,306	16,642	31,627

Net cash used in investing activities	(25,539)	(5,002)	(1,389)

Financing Activities
Net payments on revolving credit agreement	(4,350)	(7,300)	(22,300)
Proceeds from issuance of long-term debt	—	—	1,000
Payments on long-term debt	(308)	(540)	(640)
Payments on debt issue costs	—	—	(835)
Proceeds from issuance of common stock, net of cancellations	831	1,031	1,455
Repurchase and retirement of common stock	(1,859)	(1,292)	(18,000)
Dividends paid	(6,695)	(6,450)	(6,246)

Net cash used in financing activities	(12,381)	(14,551)	(45,566)

Cash provided by (used in) discontinued operations	2,615	(1,381)	(10,211)

Decrease in cash and cash equivalents	(1,855)	(2,344)	(5,195)
Cash and cash equivalents at beginning of year	7,822	10,166	15,361

Cash and cash equivalents at end of year	$5,967	$7,822	$10,166

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Unearned Compensation	Accumulated Other Comprehensive (Loss) Income	Comprehensive Earnings (Loss)
Bal. at March 2, 2002	28,334	$9,445	$50,521	$113,382	$(4,555)	$4,555	$(1,547)	$(867)
Net earnings	—	—	—	29,915	—	—	—	—	$29,915
Unrealized loss on marketable securities, net of $276 tax benefit	—	—	—	—	—	—	—	(511)	(511)
Unrealized loss on derivatives, net of $292 tax benefit	—	—	—	—	—	—	—	(480)	(480)
Issuance of stock, net of cancellations	264	88	3,567	(247)	(624)	624	(1,899)	—
Amortization of restricted stock	—	—	—	—	—	—	964	—
Tax benefit associated with stock plans	—	—	179	—	—	—	—	—
Exercise of stock options	216	72	1,421	—	—	—	—	—
Share repurchases	(1,500)	(500)	(2,872)	(14,628)	—	—	—	—
Other share retirements	(111)	(37)	(193)	(1,317)	—	—	—	—
Cash dividends ($0.225 per share)	—	—	—	(6,246)	—	—	—	—

Bal. at March 1, 2003	27,203	$9,068	$52,623	$120,859	$(5,179)	$5,179	$(2,482)	$(1,858)	$28,924

Net loss	—	—	—	(5,593)	—	—	—	—	$(5,593)
Unrealized gain on marketable securities, net of $40 tax expense	—	—	—	—	—	—	—	74	74
Unrealized gain on derivatives, net of $348 tax expense	—	—	—	—	—	—	—	575	575
Issuance of stock, net of cancellations	190	63	2,210	(545)	(189)	189	(809)	—
Amortization of restricted stock	—	—	—	—	—	—	817	—
Tax benefit associated with stock plans	—	—	84	—	—	—	—	—
Exercise of stock options	180	60	1,260	(48)	—	—	—	—
Share repurchases	(113)	(38)	(228)	(1,026)	—	—	—	—
Other share retirements	(102)	(34)	(200)	(926)	—	—	—	—
Cash dividends ($0.235 per share)	—	—	—	(6,450)	—	—	—	—

Bal. at Feb. 28, 2004	27,358	$9,119	$55,749	$106,271	$(5,368)	$5,368	$(2,474)	$(1,209)	$(4,944)

Net earnings	—	—	—	16,645	—	—	—	—	$16,645
Unrealized loss on marketable securities, net of $141 tax benefit	—	—	—	—	—	—	—	(263)	(263)
Unrealized gain on derivatives, net of $640 tax expense	—	—	—	—	—	—	—	1,055	1,055
Cancellation of stock, net of issuances	(19)	(6)	361	(424)	339	(339)	205	—
Amortization of restricted stock	—	—	—	—	—	—	459	—
Tax benefit associated with stock plans	—	—	450	—	—	—	—	—
Exercise of stock options	237	79	1,530	—	—	—	—	—
Share repurchases	(173)	(57)	(348)	(1,454)	—	—	—	—
Other share retirements	(74)	(25)	(156)	(732)	—	—	—	—
Cash dividends ($0.245 per share)	—	—	—	(6,695)	—	—	—	—

Bal. at Feb. 26, 2005	27,329	$9,110	$57,586	$113,611	$(5,029)	$5,029	$(1,810)	$(417)	$17,437

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 Summary of Significant Accounting Policies and Related Data

Basis of Consolidation. The accompanying consolidated financial statements include the accounts of Apogee Enterprises, Inc., a Minnesota corporation, and all majority-owned subsidiaries (the Company). Transactions between Apogee and its subsidiaries have been eliminated in consolidation. The equity method is used to account for the Company’s joint ventures, and, as a result, our share of the earnings or losses of such equity in affiliates is included in the Results of Operations and our share of these companies’ shareholders’ equity is included in the accompanying Balance Sheet. The financial statements for fiscal 2004 and 2003 have been restated to reflect Harmon AutoGlass, a business unit within our Auto Glass segment sold during the fourth quarter of fiscal 2004, as a discontinued operation. Certain prior-year amounts have been reclassified to conform to the current period presentation.

Fiscal Year. Apogee’s fiscal year ends on the Saturday closest to February 28. Fiscal years 2005, 2004 and 2003 each consisted of 52 weeks.

Cash and Cash Equivalents. Investments with an original maturity of three months or less are included in cash and cash equivalents.

Inventories. Inventories, which consist primarily of purchased glass and aluminum, are valued at the lower of cost or market. Approximately 99 percent of the inventories are valued by use of the last-in, first-out (LIFO) method, which does not exceed market. If the first-in, first-out (FIFO) method had been used, inventories would have been $2.6 million and $2.8 million higher than reported at February 26, 2005, and February 28, 2004, respectively.

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

Years
Buildings and improvements	15 to 25
Machinery and equipment	3 to 15
Office equipment and furniture	3 to 10

Financial Instruments. Unless otherwise noted, the carrying amount of the Company’s financial instruments approximates fair value.

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective March 3, 2002 and have discontinued the amortization of goodwill and have determined that we do not have any other intangible assets with indefinite useful lives. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually, or more frequently if events warrant. Intangible assets with discrete useful lives are amortized over their estimated useful lives. During the fourth quarter of fiscal 2005, using discounted cash flow methodologies, we completed our annual impairment test for goodwill and determined there was no impairment charge. In addition, the Company reassessed the useful lives of its identifiable intangible assets and determined that the lives were appropriate. The Company tests goodwill of each of its reporting units for impairment annually in connection with its fourth quarter planning process or more frequently if impairment indicators exist.

Long-Lived Assets. The carrying value of long-lived assets such as property, plant and equipment, intangible assets and investment in affiliated companies is reviewed when impairment indicators exist as required under generally accepted accounting principles. We consider many factors, including short- and long-term projections of future performance associated with these assets. If this review indicates that the long-lived assets will not be recoverable based on the estimated undiscounted cash flows, the carrying value of such assets will be reduced to estimated fair value. The forecasts reflected in the valuation of investment in affiliated companies assumes that the management team of PPG Auto Glass, LLC successfully improves operating performance against recent trends of the auto glass replacement market. There can be no assurances that these forecasts can be attained. Changes in strategy and/or market conditions could result in future adjustments to the recorded investment.

Self-Insurance. The Company obtains commercial insurance for potential losses for general liability, workers’ compensation, automobile liability, employment practices and architectural errors and omissions risk. However, a reasonable amount of risk is retained on a self-insured basis primarily through a wholly owned insurance subsidiary, Prism Assurance, Inc. (Prism). Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within 12 months are classified as accrued expenses, while losses expected to be payable in later periods are included in long-term self-insurance liabilities. Additionally, we maintain a self-insurance reserve for our health insurance programs maintained for the benefit of our eligible employees and non-employee directors. We estimate a reserve based on historical levels of amounts incurred, but not reported.

Revenue Recognition. Generally, our sales terms are “free on board” (FOB) shipping point or FOB destination for our product-type sales and revenue is recognized when title has transferred. The Company recognizes revenue from construction contracts on a percentage-of-completion basis, measured by the percentage of costs incurred to date to estimated total costs for each contract, and records that proportion of the total contract revenue in that period. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in sales only when they have been approved by customers. Approximately 31 percent, 26 percent and 25 percent of our consolidated sales in fiscal 2005, 2004 and 2003, respectively, were recorded on a percentage-of-completion basis.

Shipping and Handling. All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenues. The costs incurred by the Company for shipping and handling are reported as cost of sales.

Research and Development. Research and development expenses are charged to operations as incurred and were $3.9 million, $3.5 million and $3.9 million for fiscal 2005, 2004 and 2003, respectively.

Advertising. Advertising expenses are charged to operations as incurred and were $1.7 million, $1.3 million and $1.5 million in fiscal 2005, 2004 and 2003, respectively.

Income Taxes. The Company accounts for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes, which requires use of the asset and liability method. This method recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial and tax reporting.

Stock-Based Compensation. Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, we account for activity in our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, we do not recognize compensation expense in connection with employee stock option grants because we grant stock options at exercise prices not less than the fair value of our common stock on the date of grant.

The following table shows the effect of net earnings (loss) and earnings (loss) per share had we applied the fair value expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In thousands, except per share data)	2005	2004	2003
Net earnings (loss)
As reported	$16,645	$(5,593)	$29,915
Compensation expense, net of income taxes	1,517	1,411	1,390

Pro forma	$15,128	$(7,004)	$28,525

Earnings (loss) per share – basic
As reported	$0.61	$(0.21)	$1.09
Pro forma	0.56	(0.26)	1.04

Earnings (loss) per share – diluted
As reported	$0.60	$(0.20)	$1.06
Pro forma	0.55	(0.25)	1.01

Weighted average common shares outstanding
Basic	27,071	27,037	27,521
Diluted	27,670	27,819	28,347

The above pro forma amounts may not be representative of the effects on reported net earnings for future years. The weighted average fair value per option at the date of grant for options granted in fiscal 2005, 2004 and 2003 was $5.04, $4.16 and $6.24, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Dividend yield	2.0%	2.4%	1.7%
Expected volatility	63.3%	65.7%	67.4%
Risk-free interest rate	3.8%	2.0%	2.5%
Expected lives	4.9 years	4.5 years	4.6 years

Derivatives. We recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our balance sheet. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated and is effective as a cash-flow hedge (as is the case with the Company’s interest rate swap as described in Note 8 to the Consolidated Financial Statements below), changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the consolidated results of operations when the hedged item affects earnings. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.

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

New Accounting Standards. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51, which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In December 2003, the FASB revised FIN 46, delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. For potential variable interest entities other than any Special Purpose Entities (SPEs), the revised FIN 46 (FIN46R) is now required to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004. The original guidance under FIN 46 is still applicable, however, for all SPEs created prior to February 1, 2003, the effective date is the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R also requires certain disclosures of an entity’s relationship with variable interest entities. The adoption of this standard in the first quarter of fiscal 2005 did not have a material effect on our consolidated financial position or results of operations.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, effective for the first reporting period beginning after June 15, 2004. EITF 03-1 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. In September 2004, the FASB approved Financial Staff Position (FSP) EITF 03-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The adoption of this EITF is not expected to have a material impact on our results of operations or financial condition.

In March 2004, the EITF reached a consensus on EITF 03-16, Accounting for Investments in Limited Liability Companies, that investments in LLCs that have separate ownership accounts for each investor should be accounted for similar to investments in limited partnerships. As a result of this consensus, LLC investors that have previously accounted for their investment at cost are required to apply the equity method under the lower ownership threshold of Statement of Position (SOP) No. 78-9. The consensus must be applied in the first period beginning after June 15, 2004. The consensus required a company to report the change under Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and recognize in net income the cumulative effect of a retroactive computation as if the investment had been accounted for under the equity method from inception, if the information to perform such a computation is available. The adoption of this EITF did not have a material impact on our results of operations or financial condition, as our investment in PPG AutoGlass, LLC was already accounted for under the equity-method.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides tax relief to U.S. domestic manufacturers. The Financial Accounting Standards Board (FASB) directed its staff to issue Financial Staff Position (FSP) FAS 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004. FSP FAS 109-1 states that a manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The special deduction should be considered by a company in measuring deferred taxes when the company is subject to graduated tax rates, and assessing whether a valuation allowance is necessary as required by Statement 109. The adoption of this FSP did not have a material impact on our results of operations or financial position for fiscal 2005. The Company expects this FSP to effect its financial position and results of operations by reducing its tax rate by 1 percentage point for fiscal 2006 .

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

During December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005, (as delayed by the Securities and Exchange Commission) with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, a determination must be made regarding the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The adoption of SFAS No. 123R is required in the first quarter of fiscal 2007, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retrospective options, prior periods may be restated either as of the beginning of the year of adoption, February 27, 2005, or for all periods presented. We have not yet finalized our decision concerning the transition option we will utilize to adopt SFAS No. 123R. The Company has evaluated the requirements of SFAS No. 123R and expects the adoption of SFAS No. 123R to have a negative impact on our earnings per share of approximately $0.05 to $0.07, subject to the number of awards granted.

2 Working Capital

Receivables

(In thousands)	2005	2004
Trade accounts	$83,305	$70,681
Construction contracts	38,941	21,157
Contract retainage	15,244	8,722
Other receivables	4,539	2,439

Total receivables	142,029	102,999
Less allowance for doubtful accounts	(3,298)	(3,031)

Net receivables	$138,731	$99,968

Inventories

(In thousands)	2005	2004
Raw materials	$12,048	$11,271
Work-in-process	6,190	5,819
Finished goods	11,037	12,326
Costs and earnings in excess of billings on uncompleted contracts	5,550	6,117

Total inventories	$34,825	$35,533

Other Accrued Expenses

(In thousands)	2005	2004
Taxes, other than income taxes	$2,166	$1,875
Retirement savings plan	3,932	3,760
Volume and pricing discounts	3,227	1,885
Warranties	3,717	3,045
Dividends	1,706	—
Deferred gain on sale and leaseback transactions	1,317	1,207
Interest	279	430
Other	3,690	5,079

Total accrued expenses	$20,034	$17,281

3 Property, Plant and Equipment

(In thousands)	2005	2004
Land	$2,879	$2,879
Buildings and improvements	75,017	74,074
Machinery and equipment	139,240	133,144
Office equipment and furniture	37,117	37,419
Construction in progress	9,916	4,740

Total property, plant and equipment	264,169	252,256
Less accumulated depreciation	(163,630)	(153,720)

Net property, plant and equipment	$100,539	$98,536

Depreciation expense was $16.8 million, $18.8 million and $19.8 million in 2005, 2004 and 2003, respectively.

4 Marketable Securities

The Company’s wholly owned insurance subsidiary, Prism, insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. Prism’s fixed maturity investments are classified as “available for sale” and are carried at market value as prescribed by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains and losses are reported in a separate component of shareholders’ equity, net of income taxes, until the investments are sold. The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at February 26, 2005 and February 28, 2004 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
February 26, 2005
Municipal bonds	$13,785	$25	$(78)	$13,732

Total investments	$13,785	$25	$(78)	$13,732

February 28, 2004
Municipal bonds	$13,635	$352	$—	$13,987

Total investments	$13,635	$352	$—	$13,987

The Company considers the unrealized losses arising from increased interest rates indicated above to be temporary in nature. The amortized cost and estimated fair values of investments at February 26, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Estimated Market Value
Due within one year	$—	$—
Due after one year through five years	3,715	3,693
Due after five years through ten years	5,306	5,276
Due after ten years through fifteen years	2,961	2,960
Due beyond fifteen years	1,803	1,803

Total	$13,785	$13,732

Gross realized gains of $0.4 million, $0.1 million and $1.1 million, and gross realized losses of $0.2 million, $0 and $0.1 million were recognized in fiscal 2005, 2004 and 2003, respectively, and are included in other income, net in the accompanying Consolidated Results of Operations.

5 Equity Investments

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The Company’s investment in PPG Auto Glass was $15.1 million and $16.3 million at February 26, 2005 and February 28, 2004, respectively. At February 26, 2005 and February 28, 2004, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill.

In connection with the formation of PPG Auto Glass, the Company agreed to a supply agreements to supply the joint venture, through PPG, with most of the Company’s windshield fabrication capacity at agreed upon terms and conditions. The Company and PPG, through commercial negotiations, agreed to amend the agreements during fiscal 2002 to better reflect market pricing at the time. During the fourth quarter of fiscal 2004, the Company and PPG agreed that the amendments no longer provided for market-based pricing and agreed to terminate them. Beginning with fiscal 2005, the termination of the amendments has negatively impacted the Auto Glass segment’s results, with an offsetting benefit to equity in income of affiliated companies when compared to fiscal 2004. For the year ended February 28, 2004, the amount reported in the Auto Glass segment related to the fiscal 2002 pricing amendment was $6.1 million.

The Company’s windshield supply agreement with PPG expires in July 2005, with a one-year, advance notification of termination. The Company received the required advance notice from PPG indicating that the agreement will be terminated on the expiration date in July 2005, which is during the Company’s fiscal 2006. The Company is transitioning its capacity to directly sell to automotive replacement glass (ARG) wholesalers, including PPG, and large independent autoglass retailers.

In addition to the above investment, the Company has other immaterial equity-method investments totaling $0.3 million.

6 Acquisitions

On December 10, 2005, the Architectural segment completed the asset purchase of Architectural Wall Solutions, Inc. (AWallS) as a part of the Company’s strategy to strengthen and grow its architectural installation business. The results of AWallS’ operations have been included in the consolidated financial statements since the acquisition date.

The acquisition cost for this business was $8.2 million, net of cash acquired of $0.9 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(In thousands)	Dec. 10, 2004
Current assets	$7,076
Property, plant and equipment, net	401
Intangible assets	4,076
Goodwill	423
Current liabilities	(3,823)

Net assets acquired	$8,153

Of the $4.1 million in intangible assets, $2.5 million and $1.6 million were assigned to customer relationships and non-compete agreements, respectively, based on preliminary valuations. The amortization periods of ten years and five years, respectively, match their useful lives. The resulting goodwill is fully tax deductible. Of this transaction, $1.4 million of payments relating to the non-compete agreements still remain and are payable through fiscal 2009. These non-compete agreements are with the previous owners of AWallS, two of who are current employees of the Company. Additionally, the purchase price includes an earn-out provision contingent on execution of the acquired backlog at the end of a two-year period and, if required, will be recorded as an adjustment to goodwill at that time. Our purchase price allocation is still preliminary, as the valuation of the intangible assets has not yet been finalized.

In fiscal 2003, the contingent purchase price payment associated with an earlier pre-framed art business acquisition within the LSO segment was incurred and recorded as additional goodwill in the amount of $0.3 million.

Each of the above transactions was accounted for by the purchase method. Accordingly, the consolidated financial statements include the net assets and results of operations of the acquired businesses from their dates of acquisition.

The following pro forma consolidated condensed financial results of operations for fiscal years 2005 and 2004 are presented as if the acquisition had been completed at the beginning of each period.

(In thousands)	2005	2004
Pro forma net sales	$651,616	$575,127
Pro forma income from continuing operations	16,750	4,688
Pro forma net income	16,817	(5,537)

Pro forma earnings per share – continuing operations
Basic	$0.62	$(0.20)
Diluted	0.61	(0.20)

Weighted average common shares outstanding
Basic	27,071	27,037
Diluted	27,716	27,819

These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt and amortization on the resulting intangible assets. They do not reflect the effect of synergies that would have been expected to result from the integration of this acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

7 Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the year ended February 26, 2005 was as follows:

(In thousands)	Architectural	LSO	Auto Glass	Corporate and Other	Total
Balance, February 28, 2004	$24,178	$10,607	$—	$8,175	$42,960
Goodwill acquired	423	—	—	—	423
Adjustment	923	—	—	(923)	—

Balance, February 26, 2005	$25,524	$10,607	$—	$7,252	$43,383

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below. “Corporate and Other” includes the excess of the cost of the investment over the value of the underlying net tangible assets related to the formation of the PPG Auto Glass joint venture.

	2005			2004
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$1,710	$(1,057)	$653	$1,710	$(694)	$1,016
Non-compete agreements	2,899	(427)	2,472	500	(151)	349
Customer relationships	2,497	(99)	2,398	—	—	—

Total	$7,106	$(1,583)	$5,523	$2,210	$(845)	$1,365

Amortization expense on these identifiable intangible assets was $0.7 million and $0.5 million in fiscal 2005 and 2004, respectively. The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

(In thousands)	2006	2007	2008	2009	2010
Estimated amortization expense	$1,447	$1,011	$785	$719	$540

8 Long-Term Debt

During fiscal 2003, the Company entered into a four-year, unsecured, revolving credit facility in the amount of $125.0 million, which expires in April 2006. This credit facility requires us to maintain levels of net worth and certain financial ratios. These ratios include maintaining an interest coverage ratio of more than 3.0 and a debt-to-cash flow ratio of less than 2.5. At February 26, 2005, these ratios were 13.18 and 0.77, respectively. If the Company is not in compliance with these ratios at the end of any quarter (with respect to interest coverage) or at the end of any day (with respect to debt-to-cash flow ratio), the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. The Company has been in compliance with all of the financial covenants of the credit facility throughout fiscal 2005, 2004 and 2003. This credit facility replaced the Company’s previously existing $125.0 million secured credit facility.

(In thousands)	2005	2004
Borrowings under revolving credit agreement, interest at 4.41% for 2005 and 2.54% for 2004	$26,750	$31,100
Other, interest at 2.05% for 2005 and 1.16% for 2004	8,550	8,858

Total long-term debt	35,300	39,958
Less current installments	(150)	(308)

Net long-term debt	$35,150	$39,650

The Company’s $8.4 million of industrial revenue bonds, included in the total above, are supported by $8.4 million of letters of credit that reduce the Company’s availability of funds under the $125.0 million credit facility.

Long-term debt maturities are as follows:

(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Maturities	$150	$26,750	$—	$—	$—	$8,400	$35,300

Selected information related to bank borrowings is as follows:

(In thousands, except percentages)	2005	2004
Average daily borrowings during the year	$39,616	$48,886
Maximum borrowings outstanding during the year	48,600	59,700
Weighted average interest rate during the year, excluding swap agreements	3.2%	2.7%
Weighted average interest rate during the year, including swap agreements	6.8%	5.7%

The Company has entered into an interest rate swap agreement that effectively converts $25.0 million of variable rate borrowings into a fixed-rate obligation. The agreement, which was set to expire in fiscal 2006, was extended to March 2008. The notional value of the swap decreases from $25.0 million at February 26, 2005, to $4.5 million at the expiration date of March 29, 2008. The Company receives payments at variable rates while making payments at a fixed rate of 5.01 percent. Prior to the extension, the fixed rate was 5.8 percent. An additional interest rate swap for $10.0 million, for which the Company was entered, expired in fiscal 2005. The net present liability associated with these swaps was $0.6 million and $2.3 million at the end of fiscal 2005 and 2004, respectively.

The variable to fixed interest rate swap is designated as and is effective as a cash-flow hedge, and is included on the balance sheet with other long-term liabilities, with changes in fair values included in other comprehensive income. Derivative gains and losses included in other comprehensive income are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs. We estimate $0.2 million of net derivative losses will be reclassified into earnings in fiscal 2006. No hedging relationships were de-designated during fiscal 2005, 2004 or 2003.

9 Interest Expense

(In thousands)	2005	2004	2003
Interest on debt	$2,877	$3,091	$3,693
Other interest expense	341	622	775

Total interest expense	$3,218	$3,713	$4,468

Interest payments were $3.6 million, $3.7 million and $4.5 million in fiscal 2005, 2004 and 2003, respectively. As interest payments relate to major buildings, information systems and equipment installations, we capitalize the payments and depreciate them over the lives of the related assets. Capitalized interest was $0.2 million, $0 and $0 in 2005, 2004 and 2003, respectively.

10 Employee Benefit Plans

Retirement Savings Plan

Effective July 1, 2002, the assets in the qualified defined contribution pension plan, covering substantially all full-time, non-union employees, were merged into the 401(k) savings plan, resulting in a single 401(k) retirement savings plan. This plan includes an annual Company contribution based on a percentage of employees’ base earnings. The contribution was $4.0 million, $5.0 million and $5.2 million in fiscal 2005, 2004 and 2003, respectively, of which $1.2 million and $1.4 million represented contributions related to discontinued operations for fiscal 2004 and 2003, respectively.

In addition to the contribution above, employees are also allowed to contribute up to 60 percent of their wages to this plan, up to statutory limits. The Company contributes a match of 30 percent of the first 6 percent of the employee contributions. The Company match for fiscal 2005, 2004 and 2003 was $1.5 million, $2.0 million and $2.1 million, respectively. Of the total match made by the Company, $0.4 million and $0.5 million represented contributions related to discontinued companies for fiscal 2004 and 2003, respectively.

Plans under Collective Bargaining Agreements

The Company also contributes to various multi-employer union retirement plans, which provide retirement benefits to the majority of its union employees. The total contributions to these plans in fiscal 2005, 2004 and 2003, respectively were $5.8 million, $4.7 million and $3.8 million. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of unfunded vested liabilities.

Prior to fiscal 2005, the Company also contributed to three single employer union retirement plans under collective bargaining agreements, which provide retirement benefits for union employees. The amounts contributed in accordance with the requirements of these plans were $0.5 and $0.3 million in fiscal 2004 and 2003, respectively. Of these total contributions, the majority was represented by contributions to two single employer union plans which are part of discontinued operations. Accordingly, the Company did not make any contributions to these plans beyond fiscal 2004. Union employees who were participating in the third single employer union retirement plan ceased participating in this separate plan and began participating in the Company’s 401(k) Retirement Savings Plan in fiscal 2005.

Officer’s Supplemental Executive Retirement Plan (SERP)

The Company also sponsors the SERP to named executive officers. The plan is considered a defined-benefit pension plan which is based principally on an employee’s years of service and/or compensation levels near retirement. The Company uses a December 31 measurement date.

Obligations and Funded Status (SERP)

The following tables present reconciliations of the benefit obligation of the plan and the funded status of the plan:

(In thousands)	2005	2004
Change in benefit obligation
Benefit obligation beginning of year	$5,069	$4,288
Service cost	197	247
Interest cost	294	281
Plan amendments	—	791
Actuarial (gain) loss	434	(290)
Benefits paid	(248)	(248)

Benefit obligation end of year	$5,746	$5,069

Change in plan assets
Fair value of plan assets beginning of year	$—	$—
Actual return on plan assets	—	—
Company contributions	248	248
Benefits paid	(248)	(248)

Fair value of plan assets end of year	$—	$—

Funded status
Plan assets less than benefit obligation	$(5,746)	$(5,069)
Unrecognized cost:
Net actuarial loss	516	82
Prior service cost	2,442	2,679
Benefits paid	41	41

Net amount recognized	$(2,747)	$(2,267)

Amounts recognized in the consolidated balance sheets of:

(In thousands)	2005	2004
Prepaid benefit cost	$—	$—
Accrued benefit liability	(3,829)	(3,581)
Other asset	1,082	1,314
Accumulated other comprehensive income – pre-tax	—	—

Net amount recognized	$(2,747)	$(2,267)

Components of the SERP’s net periodic benefit cost are as follows:

(In thousands)	2005	2004	2003
Service cost	$197	$247	$216
Interest cost	294	281	271
Amortization of prior-year service cost	238	172	172

Net periodic benefit cost	$729	$700	$659

Additional Information (SERP)

Assumptions

Weighted-average assumptions used to determine the SERP’s benefit obligation at December 31 are as follows:

(Percentages)	2005	2004	2003
Discount rate	5.75	6.25	6.75
Rate of compensation increase	3.50	3.00	4.75

Weighted-average assumptions used to determine the SERP’s net periodic benefit cost for years ending December 31 are as follows:

(Percentages)	2005	2004	2003
Discount rate	6.25	6.75	7.25
Rate of compensation increase	3.00	4.75	4.75

SERP discount rate. The discount rate reflects the current rate at which the SERP’s pension liabilities could be effectively settled at the end of year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate of 5.75 percent. There are no known or anticipated changes in our discount rate assumption that will impact our pension expense in fiscal year 2005.

SERP net periodic benefit cost. Total SERP net periodic pension benefits cost was $0.7 million, $0.7 million and $0.7 million in fiscal 2005, 2004 and 2003, respectively. Total net periodic pension benefits cost is expected to be approximately $0.8 million in fiscal 2006. The net periodic pension benefit cost for fiscal 2006 has been estimated assuming a discount rate of 5.75 percent.

Contributions

Since the SERP is unfunded, the contributions represent benefit payments made. In fiscal 2005 and 2004, pension contributions totaled $0.2 million and $0.2 million, respectively. The contributions in fiscal 2005 and 2004 equaled or exceeded the minimum funding requirement. Our fiscal 2006 pension contributions are expected to be in the range of $0.2 to $0.3 million.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plan as follows:

(In thousands)
Fiscal 2006	$250
Fiscal 2007	250
Fiscal 2008	250
Fiscal 2009	280
Fiscal 2010	310
Fiscal 2011-2015	1,930

Employee Stock Purchase Plan

The Company also sponsors an employee stock purchase plan into which its employees and non-employee directors may contribute up to $500 per week on an after-tax basis. The Company contributes a match of 15 percent of the employee contribution. Contributions and Company match funds are used to purchase shares of Company stock on the open market. The Company match to this plan was $0.1 million, $0.2 million and $0.2 million in fiscal 2005, 2004 and 2003, respectively.

11 Shareholders’ Equity and Stock Option Plans

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

The 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan (the “Plans”) provide for the issuance of 1,800,000 and 2,500,000 shares, respectively, for various forms of stock-based compensation while the 1987 Stock Option Plan provides for the issuance of 2,500,000 options to purchase Company stock. Awards under these Plans, either in the form of incentive stock options or nonstatutory options, are granted at a price equal to the fair market value at the date of award. With stock appreciation rights, the stock award is based on the change in value of the Company’s stock between grant date and exercise date. Restricted stock awards are also included in these plans. At the Annual Meeting of Shareholders to be held June 21, 2005, the shareholders will be asked to approve the Amended and Restated 2002 Omnibus Stock Incentive Plan to remove the cap on shares available to be granted as performance awards, restricted stock and restricted stock units under this plan. If approved, this amended plan would be effective as of June 21, 2005. The 1987 Stock Option Plan has expired and no new grants of stock options may be made under this plan.

A summary of option transactions under the Plans for fiscal years 2005, 2004 and 2003 follows:

	Options Outstanding
	Number of Shares	Average Exercise Price	Option Price Range
Balances, March 2, 2002	2,464,379	$10.45	$3.75- $25.00
Options granted	619,160	12.86	8.95- 13.10
Options exercised	(216,280)	6.83	4.31- 14.00
Options canceled	(203,400)	10.68	4.19- 25.00

Balances, March 1, 2003	2,663,859	$11.20	$3.75- $19.25
Options granted	469,780	9.44	9.15- 12.57
Options exercised	(179,713)	7.08	3.75- 12.84
Options canceled	(435,997)	11.36	4.81- 16.75

Balances, February 28, 2004	2,517,929	$11.14	$3.75- $19.25
Options granted	523,287	12.03	11.26- 14.00
Options exercised	(236,844)	6.80	4.06- 14.00
Options canceled	(235,713)	13.16	4.81- 16.75

Balances, February 26, 2005	2,568,659	$11.53	$3.75- $19.25

The following table summarizes information about stock options outstanding and exercisable at February 26, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 3.75 - $5.00	140,681	5.0 years	$4.51	140,681	$4.51
5.01 - 10.00	674,181	6.5 years	8.74	406,661	8.58
10.01 - 15.00	1,432,797	6.7 years	12.54	780,985	12.70
15.01 - 19.25	321,000	1.7 years	15.99	321,000	15.99

	2,568,659	5.9 years	$11.53	1,649,327	$11.63

The Amended and Restated 1987 Partnership Plan (the “Partnership Plan”), a plan designed to increase the ownership of Apogee stock by key employees, allows participants selected by the Compensation Committee of the Board of Directors to defer earned incentive compensation through the purchase of Apogee common stock. The purchased stock is then matched by an equal award of restricted stock, which vests over a predetermined period. The restricted stock is recorded as unearned compensation in the equity section of the balance sheet. In accordance with EITF 97-14, Accounting for Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested, the deferred compensation in the form of Company’s stock is recorded at historical cost and classified as Common Stock Held in Trust. Since the investments are all in Company stock, an offsetting amount is recorded as Deferred Compensation Obligations in the equity section of the balance sheet. Common shares of 4,000,000 are authorized for issuance under the Partnership Plan. As of February 26, 2005, 3,299,000 shares have been issued or committed under the Partnership Plan. The Company expensed $2.5 million, $0.5 million and $2.5 million in conjunction with the Partnership Plan in fiscal years 2005, 2004 and 2003, respectively.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of Common Stock in the open market at prevailing market prices. The Company has repurchased 172,325 and 112,999 shares under this program for a total of $1.9 million and $1.3 million in fiscal 2005 and 2004, respectively. The Company has remaining authority to repurchase 1,214,676 shares under this program. It is the Company’s present intention to use the program primarily to offset the dilutive impact of employee stock option exercises and to fund its equity-based compensation plans.

During fiscal 2003, the Board of Directors authorized a share repurchase program for a total of 1,500,000 shares. The Company repurchased all of the 1,500,000 shares authorized under the fiscal 2003 program for a total of $18.0 million.

In addition to the shares repurchased according to these two repurchase plans, the Company also purchased $0.9 million and $1.2 million of Company stock from employees pursuant to terms of board and shareholder approved compensation plans during fiscal 2005 and 2004, respectively.

The following table summarizes the accumulated other comprehensive loss at February 26, 2005 and February 28, 2004.

(In thousands)	2005	2004
Net unrealized (loss) gain on marketable securities	$(34)	$229
Net unrealized loss on derivatives	(383)	(1,438)

Total accumulated other comprehensive loss	$(417)	$(1,209)

12 Income Taxes

The components of income tax expense (benefit) for each of the last three fiscal years are as follows:

(In thousands)	2005	2004	2003
Current:
Federal	$5,841	$(7,735)	$11,901
State and local	912	(407)	1,496

Total current for continuing operations	$6,753	$(8,142)	$13,397

Deferred:
Federal	$566	$4,622	$(1,536)
State and local	84	392	(144)

Total deferred for continuing operations	$650	$5,014	$(1,680)

Income tax expense (benefit):
Continuing operations	$7,403	$(3,128)	$11,717
Discontinued operations	39	(6,005)	696

Total income tax expense (benefit)	$7,442	$(9,133)	$12,413

Income tax payments, net of refunds, were $4.4 million, $3.3 million and $12.0 million in fiscal years 2005, 2004 and 2003, respectively.

A reconciliation of the statutory federal income tax expense (benefit) for continuing operations is as follows:

(In thousands)	2005	2004	2003
Federal income tax expense at statutory rates	$8,394	$524	$14,210
State and local income taxes, net of federal tax benefit	648	(9)	880
Tax credits	(1,014)	(1,574)	(447)
Foreign sales	(193)	(263)	(280)
Meals and entertainment	116	133	147
Charitable contributions	—	(750)	(1,400)
Tax-exempt interest	(125)	(181)	(191)
Tax reserves	(436)	(914)	(1,084)
Other, net	13	(94)	(118)

Income tax expense (benefit), continuing operations	$7,403	$(3,128)	$11,717

Tax benefits for deductions associated with the stock-based incentive plans amounted to $0.5 million, $0.1 million and $0.2 million in fiscal 2005, 2004 and 2003, respectively. These benefits were added directly to additional paid-in capital and were not reflected in the determination of income tax benefit or expense.

Deferred tax assets and deferred tax liabilities for continuing operations at February 26, 2005 and February 28, 2004 are as follows:

	2005		2004
(In thousands)	Current	Noncurrent	Current	Noncurrent
Accounts receivable	$1,333	$—	$1,094	$—
Accrued insurance	—	2,900	—	3,011
Deferred compensation	37	5,943	37	5,722
Restructuring reserve	584	1,317	1,121	1,442
Inventory	1,499	—	2,224	—
Depreciation	—	(8,229)	—	(8,720)
Mark-to-market interest rate swaps	—	232	—	873
Capital loss carryforward	—	1,533	—	1,895
Other	1,218	(3,613)	2,224	(5,020)

Deferred tax assets (liabilities)	$4,671	$83	$6,700	$(797)

13 Discontinued Operations

On January 2, 2004, the Company completed the cash sale of Harmon AutoGlass, with the selling price subject to a final working capital adjustment. The working capital adjustment was finalized during the second quarter of fiscal 2005, with no effect to the operating results of the Company. During fiscal 2004, the Company recorded after-tax charges of $7.6 million representing a reduction in the carrying value of this business unit to its estimated fair value, less cost to sell. During fiscal 2005, 14 of the 17 properties that had not been sold with the business and which remained as assets held for sale were sold for net proceeds of $3.4 million, which approximated their carrying amount. Estimated reserves have been established for committed future cash flows related to the remaining exit costs and are recorded as liabilities of discontinued operations.

In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of the Company’s detention/security business and its exit from international curtainwall operations. The remaining cash expenditures related to these discontinued operations are recorded as liabilities of discontinued operations and a majority of the remaining cash expenditures related to discontinued operations are expected to be paid within the next three years. The majority of these liabilities relate to the international curtainwall operations, including bonds outstanding, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts. The reserve for discontinued operations also covers other liability issues, consisting of warranty issues relating to these and other international construction projects.

(In thousands)	2005	2004	2003
Condensed Statement of Operations from Discontinued Businesses
Net sales	$—	$156,402	$186,957

Earnings (loss) before income taxes (prior to loss on disposal)	106	(4,090)	1,728
Income tax expense (benefit)	39	(1,513)	695

Earnings (loss) from operations, net of income taxes	67	(2,577)	1,033
Loss on disposal, net of income taxes	—	(7,648)	—

Net earnings (loss)	$67	$(10,225)	$1,033

(In thousands)		2005	2004
Summary Balance Sheets of Discontinued Businesses
Receivables, net of allowance for doubtful accounts		$—	$1,343
Property, plant and equipment, net		365	3,260
Accounts payable and accrued liabilities		2,204	3,643
Long-term liabilities		9,000	9,290

14 Quarterly Data (Unaudited)

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
Fiscal 2005
Net sales	$145,900	$150,957	$157,146	$174,810	$628,813
Gross profit	25,813	28,144	30,112	31,649	115,718
Earnings from continuing operations	3,089	4,321	5,557	3,611	16,578
Earnings from discontinued operations	67	—	—	—	67
Net earnings	3,156	4,321	5,557	3,611	16,645
Earnings per share – basic
From continuing operations	0.11	0.16	0.21	0.13	0.61
From discontinued operations	0.01	—	—	—	—
Net earnings	0.12	0.16	0.21	0.13	0.61
Earnings per share – diluted
From continuing operations	0.11	0.16	0.20	0.13	0.60
From discontinued operations	—	—	—	—	—
Net earnings	0.11	0.16	0.20	0.13	0.60

Fiscal 2004
Net sales	$121,467	$135,844	$143,562	$134,456	$535,329
Gross profit	22,475	24,376	28,330	19,286	94,467
Earnings from continuing operations	409	2,501	5,454	(3,732)	4,632
Loss from discontinued operations	(101)	(4,352)	(3,004)	(2,768)	(10,225)
Net earnings (loss)	308	(1,851)	2,450	(6,500)	(5,593)
Earnings (loss) per share – basic
From continuing operations	0.02	0.09	0.20	(0.14)	0.17
From discontinued operations	(0.01)	(0.16)	(0.11)	(0.10)	(0.38)
Net earnings (loss)	0.01	(0.07)	0.09	(0.24)	(0.21)
Earnings (loss) per share – diluted
From continuing operations	0.01	0.09	0.20	(0.14)	0.17
From discontinued operations	—	(0.16)	(0.11)	(0.10)	(0.37)
Net earnings (loss)	0.01	(0.07)	0.09	(0.24)	(0.20)

15 Earnings Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average common shares outstanding, including the dilutive effects of stock options and restricted stock. However, when the Company has a loss from continuing operations, diluted earnings per share computations are computed using basic shares. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

(In thousands)	2005	2004	2003
Basic earnings per share - weighted common shares outstanding	27,071	27,037	27,521
Weighted common shares assumed upon exercise of stock options	322	343	429
Unvested shares held in trust for deferred compensation plans	323	439	397

Diluted earnings per share - weighted common shares and potential common shares outstanding	27,716	27,819	28,347

There were 547,000, 1,208,000 and 1,697,000 stock options excluded in fiscal 2005, 2004 and 2003, respectively, from the computation of diluted earnings per share due to their anti-dilutive effect.

16 Business Segments Data

The Company’s segments are aligned to match the markets they serve. The segments are Architectural Products and Services (Architectural), Large-Scale Optical Technologies (LSO), Automotive Replacement Glass and Services (Auto Glass). The Architectural segment designs, engineers, fabricates, installs, maintains and renovates the walls of glass and windows comprising the outside skin of commercial and institutional buildings. The LSO segment manufactures value-added glass and acrylic products for the custom framing and pre-framed art markets, and produces optical thin film coatings for consumer electronics displays. The Auto Glass segment fabricates aftermarket foreign and domestic automobile windshields and windows and recreational vehicles and bus windshields.

The following table presents certain data for our three segments, and consolidated, for fiscal 2005, 2004 and 2003. As previously noted, the Auto Glass segment excludes results of the Company’s former retail auto glass business, which has been reclassified as a discontinued operation.

(In thousands)	2005	2004	2003
Net Sales
Architectural	$516,879	$411,425	$458,811
Large-scale optical	78,399	79,367	79,705
Auto glass	33,581	44,582	46,423
Intersegment elimination	(46)	(45)	(57)

Total	$628,813	$535,329	$584,882

Operating Income (Loss)
Architectural	$15,575	$(592)	$32,134
Large-scale optical	9,862	2,793	3,694
Auto glass	3,237	7,779	11,800
Corporate and other	(2,396)	(2,233)	(2,060)

Total	$26,278	$7,747	$45,568

Depreciation and Amortization
Architectural	$13,979	$14,996	$15,424
Large-scale optical	2,325	2,250	2,409
Auto glass	798	1,325	1,596
Corporate and other	858	1,177	1,369

Total	$17,960	$19,748	$20,798

Capital Expenditures and Acquisitions
Architectural	$24,870	$8,789	$9,925
Large-scale optical	1,448	2,054	1,122
Auto glass	87	526	404
Corporate and other	17	90	57

Total	$26,422	$11,459	$11,508

Identifiable Assets
Architectural	$250,990	$198,226	$203,903
Large-scale optical	53,072	52,724	51,431
Auto glass	12,239	11,747	44,283
Corporate and other	52,164	73,820	83,224

Total	$368,465	$336,517	$382,841

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

The Company’s fiscal 2005, 2004 and 2003 investment in the PPG Auto Glass joint venture of $15.1 million, $16.3 million and $19.5 million, respectively, and the marketable securities held for sale at the Company’s wholly owned insurance subsidiary of $13.7 million, $14.0 million and $16.4 million, respectively, are included in the identifiable assets for Corporate and other.

Apogee’s export net sales of $36.9 million, $30.3 million and $37.2 million for fiscal 2005, 2004 and 2003, respectively, were less than 10 percent of consolidated net sales each year. No single customer, including government agencies, accounts for 10 percent or more of consolidated net sales. Segment operating income is net sales less cost of sales and operating expenses. Operating income does not include provision for interest expense or income taxes. Corporate and other includes miscellaneous corporate activity not allocable to business segments.

17 Commitments and Contingent Liabilities

Operating lease commitments. As of February 26, 2005, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Total minimum payments	$9,799	$8,653	$7,309	$2,365	$1,739	$5,101	$34,966

Total rental expense was $18.7 million, $15.3 million and $15.6 million in 2005, 2004 and 2003, respectively.

During fiscal 2004, the Company entered into an agreement for the sale and leaseback of a warehouse/administration building. The sale price of the item was $4.0 million. Under this and its other sale and leaseback agreements, the Company has an option to purchase the building and equipment at projected future fair market value upon expiration of the leases, which occurs in fiscal 2007, 2008, 2009 and 2014. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases.

Under the Company’s sale and leaseback transactions, total gains of $10.8 million have been deferred and are being recognized over the terms of the respective leases. The February 26, 2005 and February 28, 2004 unamortized portion of the deferred gain of $4.9 million and $6.2 million, respectively, is included in the balance sheet captions accrued expenses and other long-term liabilities. The average annual lease payment over the life of these leases is $5.2 million.

Bond commitments. In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in our backlog. At February 26, 2005, these bonds totaled $102.0 million. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

Guarantees and warranties. The Company accrues for warranty and claim costs for known claims and as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when paid. The Company’s warranty and claim accruals are detailed below.

(In thousands)	2005	2004
Beginning warranty accrual	$3,045	$2,398
Additional accruals	3,081	2,603
Claims paid	2,409	1,956

Ending warranty accrual	$3,717	$3,045

Letters of credit. At February 26, 2005, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of February 26, 2005 was approximately $15.1 million, of which $8.4 million is issued and has reduced our total availability of funds under our $125.0 million credit facility.

Purchase obligations. The company has purchase obligations for capital related to expansion and upgrades of its Owatonna, MN and Statesboro, GA facilities, as well as a long-term freight commitment. As of February 26, 2005, these obligations total $10.6 million.

Non-compete agreements. The Company has entered into a number of noncompete and consulting agreements associated with current and former employees. As of February 26, 2005, future payments of $1.4 million were committed under such agreements.

Litigation. The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving claims for significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practice, workers compensation, general liability and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Management’s Annual Report on Internal Control Over Financial Reporting: The report of management required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting.”

c)	Attestation Report of Registered Public Accounting Firm: The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

d)	Changes in Internal Controls over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter covered by this report that would have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Between December 2004 and April 2005, Mark A. Burke, a non-employee director, provided 9 days of consulting and advisory services to the Company. The company paid Mr. Burke $23,280 for his services and reimbursed him $4,570 for reasonable out-of-pocket disbursements, travel and other business expenses associated with performing services for the Company. The Company does not anticipate that Mr. Burke will provide additional consulting and advisory services to them in fiscal 2006.

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

The other information required by this item, other than the information set forth in Part I above under the heading “Executive Officers of the Registrant,” is set forth under the headings “Proposal 1: Election of Directors,” “Corporate Governance – Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 21, 2005, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation” (other than the Compensation Committee Report), “Corporate Governance – Director Compensation and Related Policies” and “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 21, 2005, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the headings “Proposal 2: Approval of the Amended and Restated Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan – Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 21, 2005, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the heading “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 21, 2005, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the headings “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm – Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 21, 2005, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as a part of this report:

1.	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

2.	Financial Statement Schedules – Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves (1)	Balance at End of Period
Allowances for doubtful receivables
For the year ended February 26, 2005	$3,031	$773	$506	$3,298
For the year ended February 28, 2004	3,055	881	905	$3,031
For the year ended March 1, 2003	3,964	354	1,263	3,055

(1)	Net of recoveries

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits – See Item (b) below.

b)	Exhibits marked with an asterisk (*) identify each management contract or compensatory plan or arrangement. Exhibits marked with a double asterisk (**) are filed herewith. The remainder of the exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference.

Exhibit No.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

3.2	Restated By Laws of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 3B to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

4.1	Specimen certificate for shares of common stock of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 4A to Registrant’s Annual Report on Form 10-K for the year ended March 2, 2002.

4.2	Amended and Restated Rights Agreement dated November 12, 2001, between Registrant and Bank of New York. Incorporated by reference to Registrant’s Form 8-A/A filed on November 30, 2001.

10.1*	Amended and Restated 1987 Apogee Enterprises, Inc. Partnership Plan. Incorporated by reference to Appendix A-2 to the Registrant’s Schedule 14A Information Proxy Statement filed in connection with the June 19, 2001 Annual Meeting of Shareholders, filed May 10, 2001.

10.2*	1987 Apogee Enterprises, Inc. Stock Option Plan. Incorporated by reference to Registrant’s S-8 registration statement dated July 18, 1990.

10.3*	1997 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit A of Registrant’s proxy statement for the 1997 Annual Meeting of Shareholders, filed May 16, 1997.

10.4*	Resignation Agreement between Apogee Enterprises, Inc. and James L. Martineau. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.5*	Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.6*	First Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan, dated May 11, 1999. Incorporated by reference to Exhibit 10J to Registrant’s Annual Report on Form 10-K for the year ended February 27, 1999.

10.7*	Apogee Enterprises, Inc. Executive Supplemental Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.8*	Forms of Severance Agreement between the Company and certain senior executive officers of the Company. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 7, 2005.

10.9	Stock Purchase Agreement dated November 10, 1998 between Apogee Enterprises, Inc. and CompuDyne Corporation. Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 10, 1998.

10.10	Stock Purchase Agreement between the Company and CH Holdings, Inc. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on April 23, 1999.

10.11*	Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit A of the Registrant’s proxy statement for the 1999 Annual Meeting of Shareholders, filed May 17, 1999.

10.12	Contribution and Assumption Agreement dated June 13, 2000, among PPG Industries, the Company, certain subsidiaries of the Company and PPG Auto Glass. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 1, 2000.

10.13	Limited Liability Company Agreement dated June 13, 2000, between PPG Industries and the Company. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 1, 2000.

10.14*	Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit A of Registrant’s proxy statement for the 2002 Annual Meeting of Shareholders, filed May 14, 2002.

10.15*	Apogee Enterprises, Inc. Executive Management Incentive Plan. Incorporated by reference to Exhibit B of Registrant’s proxy statement for the 2002 Annual Meeting of Shareholders, filed May 14, 2002.

10.16	Credit Agreement dated as of April 25, 2003 between Apogee Enterprises, Inc. and banks party to the agreement, including related contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 1, 2002.

10.17*	Employment Agreement between Registrant and Joseph T. Deckman effective as of July 16, 2002. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002.

10.18	Apogee Enterprises, Inc. Amendment to the Amended and Restated 1987 Apogee Enterprises, Inc. Partnership Plan. Incorporated by reference to Exhibit A of the Registrant’s proxy statement for the 2003 Annual Meeting of Shareholders filed May 13, 2003.

10.19*	Agreement between Registrant and Joseph T. Deckman effective as of December 5, 2003. Incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

10.20*	Resignation agreement between Registrant and Larry D. Stordahl effective as of February 27, 2004. Incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

10.21*	Apogee Enterprises, Inc. Amended and Restated Employee Stock Purchase Plan and amendment thereto, dated January 14, 2004. Incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

10.22*	Bonus Award Agreement between the Company and Russell Huffer dated as of April 13, 2005. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 19, 2005.

10.23*	Form of Stock Appreciation Rights Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed April 19, 2005.

10.24*	Form of Performance Share Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed April 19, 2005.

10.25*, **	Apogee Enterprises, Inc. Non-Employee Director Charitable Matching Contribution Program.

21**	Subsidiaries of the Registrant.

23**	Consent of Deloitte & Touche LLP.

31.1**	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99**	Private Securities Litigation Reform Act of 1995 - Cautionary Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2005.

APOGEE ENTERPRISES, INC.

By:	/s/ Russell Huffer
Russell Huffer
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 27, 2005.

Signature	Title
/s/ Russell Huffer Russell Huffer	Chairman, President, CEO and Director (Principal Executive Officer)

/s/ Bernard P. Aldrich Bernard P. Aldrich	Director

/s/ Mark A. Burke Mark A. Burke	Director

/s/ Jerome L. Davis Jerome L. Davis	Director

/s/ Barbara B. Grogan Barbara B. Grogan	Director

/s/ J. Patrick Horner J. Patrick Horner	Director

/s/ J. Terry Manning J. Terry Manning	Director

/s/ William F. Marchido William F. Marchido	CFO (Principal Financial and Accounting Officer)

/s/ James L. Martineau James L. Martineau	Director

/s/ Robert J. Marzec Robert J. Marzec	Director

/s/ Stephen C. Mitchell Stephen C. Mitchell	Director

/s/ Michael E. Shannon Michael E. Shannon	Director

/s/ David E. Weiss David E. Weiss	Director