Form 10-Q
period 2005-05-28
APOGEE ENTERPRISES INC
filed 2005-07-07
CIK 6845

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 28, 2005

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

As of June 30, 2005, 27,826,000 shares of the Registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	May 28, 2005	February 26, 2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,522	$5,967
Receivables, net of allowance for doubtful accounts	140,229	138,731
Inventories	37,599	34,825
Deferred tax assets	4,632	4,671
Other current assets	3,509	2,912

Total current assets	191,491	187,106

Property, plant and equipment, net	101,244	100,539
Marketable securities available for sale	14,128	13,732
Investments in affiliated companies	15,598	15,408
Assets of discontinued operations	365	365
Goodwill	43,180	43,383
Intangible assets, net of accumulated amortization of $1,981 and $1,583, respectively	5,590	5,523
Other assets	1,282	2,409

Total assets	$372,878	$368,465

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$45,633	$44,887
Accrued payroll and related benefits	13,355	19,985
Accrued self-insurance reserves	9,492	9,359
Other accrued expenses	14,464	20,034
Current liabilities of discontinued operations	2,068	2,204
Billings in excess of costs and earnings on uncompleted contracts	12,543	12,460
Accrued income taxes	11,051	10,413
Current installments of long-term debt	150	150

Total current liabilities	108,756	119,492

Long-term debt, less current installments	47,200	35,150
Long-term self-insurance reserves	13,499	13,897
Other long-term liabilities	11,293	12,846
Liabilities of discontinued operations	8,842	9,000

Commitments and contingent liabilities (Note 13)

Shareholders’ equity
Common stock of $0.33 1/3 par value; authorized 50,000,000 shares; issued and outstanding 27,810,000 and 27,329,000, respectively	9,270	9,110
Additional paid-in capital	64,102	57,586
Retained earnings	115,646	113,611
Common stock held in trust	(6,513)	(5,029)
Deferred compensation obligations	6,513	5,029
Unearned compensation	(5,426)	(1,810)
Accumulated other comprehensive loss	(304)	(417)

Total shareholders’ equity	183,288	178,080

Total liabilities and shareholders’ equity	$372,878	$368,465

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Quarter ended
(In thousands, except per share data)	May 28, 2005	May 29, 2004
Net sales	$164,132	$145,900
Cost of sales	134,283	120,087

Gross profit	29,849	25,813
Selling, general and administrative expenses	23,663	21,516

Operating income	6,186	4,297
Interest income	187	1,083
Interest expense	617	897
Other expense, net	(34)	(43)
Equity in earnings (loss) of affiliated companies	190	(649)

Earnings from continuing operations before income taxes	5,912	3,791
Income tax expense	1,972	702

Earnings from continuing operations	3,940	3,089
Earnings from discontinued operations, net of income taxes	—	67

Net earnings	$3,940	$3,156

Earnings per share – basic
Earnings from continuing operations	$0.14	$0.11
Earnings from discontinued operations	—	0.01

Net earnings	$0.14	$0.12

Earnings per share – diluted
Earnings from continuing operations	$0.14	$0.11
Earnings from discontinued operations	—	—

Net earnings	$0.14	$0.11

Weighted average basic shares outstanding	27,281	27,104
Weighted average diluted shares outstanding	27,751	27,771

Cash dividends declared per common share	$0.0625	$0.0600

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarter-ended
(In thousands)	May 28, 2005	May 29, 2004
Operating Activities
Net earnings	$3,940	$3,156
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings from discontinued operations	—	(67)
Depreciation and amortization	4,784	4,490
Deferred income taxes	37	104
Equity in (earnings) loss of affiliated companies	(190)	649
Gain on disposal of assets	(315)	(331)
Other, net	(528)	642
Changes in operating assets and liabilities:
Receivables	(1,498)	(5,600)
Inventories	(2,774)	(592)
Accounts payable and accrued expenses	(12,267)	(3,633)
Billings in excess of costs and earnings on uncompleted contracts	83	1,844
Refundable and accrued income taxes	638	4,483
Other, net	1,172	54

Net cash (used in) provided by continuing operating activities	(6,918)	5,199

Investing Activities
Capital expenditures	(5,116)	(3,265)
Proceeds from sales of property, plant and equipment	2	69
Investments in equity investments	—	(14)
Purchases of marketable securities	(12,077)	(9,247)
Sales/maturities of marketable securities	11,777	8,635

Net cash used in investing activities	(5,414)	(3,822)

Financing Activities
Net proceeds from (payments on) revolving credit agreement	12,050	(350)
Payments on long-term debt	—	(8)
Payments on debt issue costs	(250)	—
Proceeds from issuance of common stock, net of cancellations	2,119	209
Dividends paid	(1,738)	(1,647)

Net cash provided by (used in) financing activities	12,181	(1,796)

Cash used in discontinued operations	(294)	(513)

Decrease in cash and cash equivalents	(445)	(932)
Cash and cash equivalents at beginning of year	5,967	7,822

Cash and cash equivalents at end of period	$5,522	$6,890

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 26, 2005. The results of operations for the three-month periods ended May 28, 2005 and May 29, 2004 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 28, 2005 and February 26, 2005, and the results of operations and cash flows for the three-month periods ended May 28, 2005 and May 29, 2004. Certain prior-year amounts have been reclassified to conform to the current period presentation.

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

During December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005 (as delayed by the Securities and Exchange Commission), with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, a determination must be made regarding the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The adoption of SFAS No. 123R is required in the first quarter of fiscal 2007, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retrospective options, prior periods may be restated either as of the beginning of the year of adoption, February 26, 2006, or for all periods presented. We have not yet finalized our decision concerning the transition option we will utilize to adopt SFAS No. 123R. The Company has evaluated the requirements of SFAS No. 123R and expects the adoption of SFAS No. 123R to have a negative impact on our annual earnings per share of approximately $0.05 to $0.07 in fiscal 2007, subject to the number of awards granted after the effective date of the statement.

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

The following table shows the effect of net earnings and per share data had the Company applied the fair value expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended
(In thousands, except per share data)	May 28, 2005	May 29, 2004
Net earnings
As reported	$3,940	$3,156
Compensation expense, net of income taxes	369	298

Pro forma	$3,571	$2,858

Earnings per share – basic
As reported	$0.14	$0.12
Pro forma	0.13	0.11

Earnings per share – diluted
As reported	$0.14	$0.11
Pro forma	0.13	0.10

Weighted average common shares outstanding
Basic	27,281	27,104
Diluted	27,721	27,771

The weighted average fair value per option at the date of grant for options granted in fiscal 2006 and fiscal 2005 were $6.63 and $4.99, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants through the first quarter of fiscal 2006 and 2005, respectively.

	May 28, 2005	May 29, 2004
Dividend yield	1.7%	2.0%
Expected volatility	58.8%	63.3%
Risk-free interest rate	3.8%	3.8%
Expected lives	4.8 years	4.9 years

4.	Earnings per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended
(In thousands)	May 28, 2005	May 29, 2004
Basic earnings per share - weighted common shares outstanding	27,281	27,104
Weighted common shares assumed upon exercise of stock options	319	346
Unvested shares held in trust for deferred compensation plans	151	321

Diluted earnings per share - weighted common shares and potential common shares outstanding	27,751	27,771

Earnings per share – basic	$0.14	$0.12
Earnings per share – diluted	0.14	0.11

There were approximately 553,000 and 1,300,000 stock options excluded in the first quarter of fiscal 2005 and 2004, respectively, from the computation of diluted earnings per share due to their anti-dilutive effect.

5.	Inventories

(In thousands)	May 28, 2005	Feb. 26, 2005
Raw materials	$13,167	$12,048
Work-in-process	6,804	6,190
Finished goods	12,182	11,037
Costs and earnings in excess of billings on uncompleted contracts	5,446	5,550

Total inventories	$37,599	$34,825

6.	Equity Investment

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The Company’s investment in PPG Auto Glass was $15.3 million and $15.1 million at May 28, 2005 and February 26, 2005, respectively. At May 28, 2005 and February 26, 2005, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill.

In connection with the formation of PPG Auto Glass, the Company agreed to a supply agreement to supply the joint venture, through PPG, with most of the Company’s windshield fabrication capacity at agreed upon terms and conditions. The Company’s windshield supply agreement with PPG expires in July 2005, with a one-year, advance notification of termination. The Company received the required advance notice from PPG indicating that the agreement will be terminated on the expiration date in July 2005, which is during the Company’s second quarter of fiscal 2006. The Company is transitioning its capacity to directly sell to automotive replacement glass (ARG) distributors, including PPG, and large independent autoglass retailers.

In addition to the above investment, the Company has other equity-method investments totaling $0.3 million.

7.	Acquisitions

On December 10, 2005, the Architectural segment completed the asset purchase of Architectural Wall Solutions, Inc. (AWallS) as a part of the Company’s strategy to strengthen and grow its architectural installation business. The results of AWallS’ operations have been included in the consolidated financial statements since the acquisition date.

The acquisition cost for this business was $8.2 million, net of cash acquired of $0.9 million. Of the $4.1 million in intangible assets acquired, $2.5 million and $1.6 million were assigned to customer relationships and non-compete agreements, respectively, based on preliminary valuations. As a result of finalizing the valuations of net assets acquired, an adjustment of $0.2 million was made to increase the value of the customer relationships during the first quarter of fiscal 2006. The amortization periods of ten years and five years, respectively, match the useful lives of the customer relationships and non-compete agreements. The resulting goodwill is fully tax deductible. Of this transaction, $1.4 million of payments relating to the non-compete agreements still remain and are payable through fiscal 2009. These non-compete agreements are with the previous owners of AWallS, two of whom are current employees of the Company. Additionally, the purchase price includes an earn-out provision contingent on execution of the acquired backlog at the end of a two-year period and, if required, will be recorded as an adjustment to goodwill at that time.

This transaction was accounted for by the purchase method. Accordingly, the consolidated financial statements include the net assets and results of operations of the acquired businesses from their dates of acquisition.

The following consolidated condensed financial results of operations for the first quarters of fiscal 2006 and 2005 have been prepared for comparative purposes.

	Three months ended
	Actual	Pro forma
(In thousands)	May 28, 2005	May 29, 2004
Net sales	$164,132	$154,778
Income from continuing operations	3,940	3,027
Net income	3,940	3,094

Earnings per share – continuing operations
Basic	$0.14	$0.11
Diluted	0.14	0.11

Weighted average common shares outstanding
Basic	27,281	27,104
Diluted	27,751	27,771

The pro forma results for fiscal 2005 include certain adjustments, such as increased interest expense on acquisition debt and amortization on the resulting intangible assets and are presented as if the acquisition had been completed at the beginning of the period. They do not reflect the effect of synergies that would have been expected to result from the integration of this acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning fiscal 2005, or of future results of the consolidated entities.

8.	Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the three months ended May 28, 2005 was as follows:

(In thousands)	Architectural	Large-Scale Optical	Auto Glass	Corporate and Other	Total
Balance at February 26, 2005	$25,524	$10,607	$—	$7,252	$43,383
Adjustment	(203)	—	—	—	(203)

Balance at May 28, 2005	$25,321	$10,607	$—	$7,252	$43,180

The reduction of goodwill reported by the Architectural segment relates to the adjustment of the valuation of the net assets acquired through the purchase of AWallS in the fourth quarter of fiscal 2005. “Corporate and Other” includes the excess of the cost of the investment over the value of the underlying net tangible assets related to the formation of the PPG Auto Glass joint venture. The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	May 28, 2005			February 26, 2005
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$1,972	$(1,183)	$789	$1,710	$(1,057)	$653
Non-compete agreements	2,899	(586)	2,313	2,899	(427)	2,472
Customer relationships	2,700	(212)	2,488	2,497	(99)	2,398

Total	$7,571	$(1,981)	$5,590	$7,106	$(1,583)	$5,523

Amortization expense on these identifiable intangible assets was $0.3 million and $0.1 million for the three months ended May 28, 2005 and May 29, 2004, respectively. At May 28, 2005, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2006 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010
Estimated amortization expense	$948	$1,084	$1,021	$849	$461

9.	Realignment of Operations

During the first quarter of fiscal 2006, the Company initiated a realignment of its window and curtainwall manufacturing operation to better serve the architectural glass products market. The Company incurred $0.2 million related to severance costs through the first quarter of fiscal 2006 and expects to incur an additional $0.8 million to

$1.0 million during the remainder of fiscal 2006. The costs incurred to date are included in “Cost of Sales” in the Consolidated Results of Operations. The Company expects this realignment to be completed during the second quarter of fiscal 2006.

10.	Long-Term Debt

During the first quarter of fiscal 2006, the Company entered into a five-year, unsecured, revolving credit facility, which expires in May 2010 (the Company’s fiscal 2011) in the amount of $100.0 million, with a $75.0 million optional expansion feature. Borrowings of $38.8 million were outstanding as of May 28, 2005. The credit facility requires the Company to maintain a minimum level of net worth and a debt-to-cash flow ratio, based on a rolling twelve-months basis, of less than or equal to 2.75. At May 28, 2005, the minimum level of net worth required was $146.4 million and the debt-to-cash flow ratio was 1.0. If the Company is not in compliance with this ratio at the end of any day, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At May 28, 2005, the Company was in compliance with the financial covenants of the credit facility. This credit facility replaces the Company’s four-year, unsecured, revolving credit facility in the amount of $125.0 million, of which $26.8 million of borrowings were outstanding as of February 26, 2005. The remaining balance of our debt consists primarily of $8.4 million in certain industrial development bonds.

11.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officers’ Supplemental Executive Retirement Plan (SERP) for the first quarter of 2006 and 2005 are as follows:

	Three months ended
(In thousands)	May 28, 2005	May 29, 2004
Service cost	$49	$66
Interest cost	74	77
Amortization of prior-year service cost	59	59

Net periodic benefit cost	$182	$202

12.	Discontinued Operations

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

In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of the Company’s detention/security business and its exit from international curtainwall operations. The remaining cash expenditures related to these discontinued operations are recorded as liabilities of discontinued operations and a majority of the remaining cash expenditures related to discontinued operations is expected to be paid within the next three years. The majority of these liabilities relate to the international curtainwall operations, including performance bonds outstanding, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts. The reserve for discontinued operations also covers other liability issues, consisting of warranty issues relating to these and other international construction projects.

	Three months ended
(In thousands)	May 28, 2005	May 29, 2004
Condensed Statement of Operations from Discontinued Businesses
Net sales	$—	$—

Earnings before income taxes	—	106
Income tax expense	—	39

Earnings from operations, net of income taxes	—	67
Loss on disposal, net of income taxes	—	—

Net earnings	$—	$67

(In thousands)	May 28, 2005	Feb. 26, 2005
Summary Balance Sheets of Discontinued Businesses
Property, plant and equipment, net	$365	$365
Accounts payable and accrued liabilities	2,068	2,204
Long-term liabilities	8,842	9,000

13.	Commitments and Contingent Liabilities

Operating lease commitments. As of May 28, 2005, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter	Total
Total minimum payments	$7,740	$9,179	$7,827	$2,950	$2,426	$6,127	$36,249

Bond commitments. In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in our backlog. At May 28, 2005, these bonds totaled $81.5 million. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

	Three months ended
(In thousands)	May 28, 2005	Feb. 26, 2005
Balance at beginning of period	$3,717	$3,045
Additional accruals	831	3,081
Claims paid	707	2,409

Balance at ending of period	$3,841	$3,717

Letters of credit. At May 28, 2005, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of May 28, 2005 was approximately $14.8 million, of which $8.4 million is issued and has reduced our total availability of funds under our $100.0 million credit facility.

Purchase obligations. The Company has purchase obligations for capital related to expansion and upgrades of its Owatonna, MN and Statesboro, GA facilities, as well as a long-term freight commitment. As of May 28, 2005, these obligations total $9.3 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of May 28, 2005, future payments of $1.4 million were committed under such agreements.

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

14.	Comprehensive Earnings

	Three months ended
(In thousands)	May 28, 2005	May 29, 2004
Net earnings	$3,940	$3,156
Unrealized gain on derivatives, net of $31 and $242 tax expense, respectively	50	398
Unrealized gain (loss) on marketable securities, net of $33 and $(154) tax expense (benefit), respectively	63	(288)

Comprehensive earnings	$4,053	$3,266

15.	Segment Information

The following table presents sales and operating income data for our three segments, and consolidated, for the three months ended May 28, 2005, when compared to the corresponding period a year ago.

	Three months ended
(In thousands)	May 28, 2005	May 29, 2004
Net Sales
Architectural	$134,829	$117,549
Large-Scale Optical	20,766	18,548
Auto Glass	8,610	9,819
Intersegment Eliminations	(73)	(16)

Net Sales	$164,132	$145,900

Operating Income (Loss)
Architectural	$3,606	$3,176
Large-Scale Optical	3,083	575
Auto Glass	73	1,140
Corporate and Other	(576)	(594)

Operating Income	$6,186	$4,297

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

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the following: Operational risks within (A) the Architectural segment: i) competitive, price-sensitive and changing market conditions, including unforeseen delays in project timing and work flow; ii) economic conditions and the cyclical nature of the North American commercial construction industry; iii) product performance, reliability or quality problems that could delay payments, increase costs, impact orders or lead to litigation; iv) the segment’s ability to fully utilize production capacity; v) integration of the AWallS acquisition in a timely and cost-efficient manner; and vi) completion and production ramp-up of the Viracon capacity expansion in a timely and cost-efficient manner; (B) the Large-Scale Optical segment: i) markets that are impacted by consumer confidence; ii) dependence on a relatively small number of customers; and iii) ability to utilize manufacturing facilities; and (C) the Auto Glass segment: i) transition of markets served, as the long-term supply agreement with PPG Industries for auto replacement windshields expires in the second quarter of fiscal 2006 and product is then marketed to independent distributors; ii) changes in market dynamics; iii) market seasonality; iv) highly competitive, fairly mature industry; and v) performance of the PPG Auto Glass, LLC joint venture. Additional factors include: i) revenue and operating results that are volatile; ii) the possibility of a material product liability event; iii) the costs of compliance with governmental regulations relating to hazardous substances; iv) management of discontinued operations exiting activities; and v) foreign currency risk related to discontinued operations. The Company cautions readers that actual future results could differ materially from those described in the forward-looking statements. For a more detailed explanation of the foregoing and other risks and uncertainties, see the cautionary statement filed as Exhibit 99 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2005.

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

Overview

We are a leader in technologies involving the design and development of value-added glass products, services and systems. The Company is organized in three segments: Architectural Products and Services (Architectural), Large-Scale Optical (LSO) and Automotive Replacement Glass and Services (Auto Glass). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass and windows comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, a leading fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems, a manufacturer of custom aluminum window systems and curtainwall; and Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters. Our LSO segment consists of Tru Vue, a value-added glass and acrylic manufacturer for the custom framing and pre-framed art markets, and a producer of optical thin film coatings for consumer electronics displays. This segment also provides wall décor, including framed art and mirrors. Our Auto Glass segment consists of Viracon/Curvlite, a U.S. fabricator of aftermarket foreign and domestic car windshields and recreational and bus windshields.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended February 26, 2005 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the first three months of the current and past fiscal year.

	Three months ended
(Percent of net sales)	May 28, 2005	May 29, 2004
Net sales	100.0%	100.0%
Cost of sales	81.8	82.3

Gross profit	18.2	17.7
Selling, general and administrative expenses	14.4	14.8

Operating income	3.8	2.9
Interest income	0.1	0.7
Interest expense	0.4	0.6
Other expense, net	—	—
Equity in income (loss) of affiliated companies	0.1	(0.4)

Earnings from continuing operations before income taxes	3.6	2.6
Income tax expense	1.2	0.5

Net earnings from continuing operations	2.4%	2.1%

Effective tax rate for continuing operations	33.4%	18.5%

Highlights of First Quarter Fiscal 2006 Compared to First Quarter Fiscal 2005

•	Consolidated net sales increased 12.5 percent, or $18.2 million, during the first quarter ended May 28, 2005 compared to the prior year period, primarily due to:

•	increased volume within our Architectural segment businesses resulting from market share growth, market improvement, effects of the Architectural Wall Solutions, Inc. (AWallS) acquisition completed in the fourth quarter of fiscal 2005, and

•	increased sales of value-added products within the Large-Scale Optical (LSO) segment.

•	Gross profit as a percent of sales increased to 18.2 percent from 17.7 percent in the prior year period primarily as a result of:

•	continued conversion of the custom framing market from clear glass to value-added glass, as well as to higher-end value-added products,

•	reallocation of manufacturing capacity to picture framing glass from consumer electronics, and

•	increased capacity utilization and improved project flow occurring within the Architectural segment.

•	Although selling, general and administrative (SG&A) expenses decreased to 14.4 percent from 14.8 percent in the prior-year period, the total expended increased by $2.1 million. The increase in SG&A expenses for the first quarter ended May 28, 2005 compared to the prior-year period relates primarily to:

•	increased incentive compensation expenses due to increased financial performance, and

•	increased depreciation and amortization expense primarily resulting from amortization of intangibles relating to the AWallS acquisition in the fourth quarter of fiscal 2005.

•	The decrease in interest income of $0.9 million is the result from interest received on an IRS income tax refund in the prior-year period.

•	The increase in the effective income tax rate to 33.4 percent from 18.5 percent in the prior-year period is due to a favorable IRS settlement for research and development credits received and recorded in the first quarter of fiscal 2005.

•	Equity in affiliated companies includes our 34 percent interest in an automotive replacement glass distribution business, PPG Auto Glass, LLC. First quarter, fiscal 2006 income of $0.2 million compared positively to a loss of $0.6 million in the prior year period. This increase is related to operational improvements in a market impacted by reduced volume and market pricing.

Segment Analysis

The following table presents sales and operating income data for our three segments and on a consolidated basis for the first quarter, when compared to the corresponding period a year ago. The Auto Glass segment excludes fiscal 2005 first quarter results of the Company’s retail auto glass business, which was reclassified as a discontinued operation.

	Three months ended
(In thousands)	May 28, 2005	May 29, 2004	% Change
Net Sales
Architectural	$134,829	$117,549	14.7%
Large-Scale Optical	20,766	18,548	12.0
Auto Glass	8,610	9,819	(12.3)
Intersegment Eliminations	(73)	(16)	(356.3)

Net Sales	$164,132	$145,900	12.5%

Operating Income (Loss)
Architectural	$3,606	$3,176	13.5%
Large-Scale Optical	3,083	575	436.2
Auto Glass	73	1,140	(93.6)
Corporate and Other	(576)	(594)	(3.0)

Operating Income	$6,186	$4,297	44.0%

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•	First quarter net sales of $134.8 increased 14.7 percent as a result of increased volume in high-end condominiums, government and institutional work, along with ongoing improvement in the office market. Generally, these projects also use more value-added energy-efficient, hurricane and blast products, thus contributing to increased revenues. The fourth quarter of fiscal 2005 acquisition of AWallS positively impacted segment revenue by 4.9 percent as we completed work from the acquired backlog.

•	Operating income of $3.6 million in comparison with prior year increased 13.5 percent as a result of higher sales and production levels. The resulting operating margin of 2.7 percent was flat compared to the prior year due to lower margin projects started last year.

•	Architectural backlog, at May 28, 2005, increased to $235.0 million, from $233.7 million in the prior-year period and $220.1 million at fiscal 2005 year-end. The first quarter backlog increases came from our architectural glass and glass installation businesses, and we are currently seeing very strong bidding activity throughout the segment.

•	Our architectural glass capacity expansion to serve demand for value-added products is on schedule for a full start-up at the beginning of the third quarter.

Large-Scale Optical Technologies (LSO)

•	First-quarter revenues were $20.8 million, up 12.0 percent, as a result of increased sales of higher value-added picture framing products more than offsetting reduced volume from consumer electronics products.

•	Operating income of $3.1 million improved significantly from $0.6 million in the prior-year period as conversion of the custom framing market from clear glass to value-added glass, as well as to higher-end, value-added, products continued. Operating margin of 14.8 percent also benefited from consolidation of the two operating facilities and the reallocation of manufacturing capacity to picture framing glass from consumer electronics. Consumer electronics products are expected to decline to approximately 10 percent of segment revenues by the end of fiscal 2006.

Automotive Replacement Glass and Services (Auto Glass)

•	First-quarter revenues of $8.6 million were down 12.3 percent from the prior-year period as a result of lower volume and lower pricing.

•	Operating income of $0.1 million was down from the $1.1 million reported in the prior-year period also as a result of lower volume and pricing.

Consolidated Backlog

•	At May 28, 2005, Apogee’s consolidated backlog was $247.2 million, up 7.3 percent from the $230.4 million reported at February 26, 2005, and up 3.3 percent from the prior-year period.

•	The backlog of the Architectural segment represented 95.0 percent of the Company’s consolidated backlog.

•	The Company views backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in its business. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of the Company’s sales, the Company does not believe that backlog should be used as the sole indicator of future earnings of the Company.

Liquidity and Capital Resources

	Three months ended
(Cash effect, in thousands)	May 28, 2005	May 29, 2004
Net cash (used in) provided by continuing operating activities	$(6,918)	$5,199
Capital expenditures	(5,116)	(3,265)
Net increase (decrease) in borrowings	12,050	(358)
Dividends paid	(1,738)	(1,647)

Operating activities. Cash used in operating activities of continuing operations was $6.9 million for the first quarter of fiscal 2006, as compared to cash provided of $5.2 million in the prior-year period. The most significant item that affected the change from the past year is the net change in working capital in the current year (used $14.6 million), compared to the net change in working capital in the prior-year period (used $3.4 million). Non-cash working capital (current assets less cash and cash equivalents, less current liabilities) increased $15.6 million compared to year-end, primarily due to payments made against payroll related accruals and increased accounts receivable as a result of increased sales within the Architectural segment. Management of working capital resources is a focus for us, and we expect to reduce non-cash working capital in fiscal 2006.

Investing Activities. Through the first quarter of fiscal 2006, investing activities used cash of $5.4 million, compared to $3.8 million in the same period last year, primarily as a result of increased capital expenditures. New capital investment through the first quarter of fiscal 2006 totaled $5.1 million, which includes spending for our architectural glass capacity expansion. This compares to $3.3 million in the prior-year period.

In fiscal 2006, the Company expects to incur capital expenditures to complete the expansion of our Statesboro, GA plant and other architectural glass upgrades, costs as necessary to maintain existing facilities, safety and information systems, as well as some capacity improvements within the LSO segment. In addition, we are also upgrading three tempering lines at our Owatonna, MN facility, which we expect will improve quality, productivity and production of energy-efficient glass products at this facility. Fiscal 2006 expenditures are expected to be approximately $25.0 million. This amount does not include any acquisitions or regional expansions.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings increased to $47.4 million at May 28, 2005 from the $35.3 million outstanding at February 26, 2005, due to the timing of capital investments and seasonal working capital changes. The majority of our long-term debt, $38.8 million, consisted of bank borrowings under our new $100.0 million syndicated revolving credit facility. We paid $1.7 million in dividends for the current year and $1.6 million in the prior-year three-month period. Our debt-to-total-capital ratio was 20.5 percent at May 28, 2005, up from 16.5 percent at February 26, 2005.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of Common Stock in the open market at prevailing market prices. The Company has repurchased 285,324 shares under this program, for a total of $3.2 million through February 26, 2005. No share repurchases were made during the first quarter of fiscal 2006. We have remaining authority to repurchase 1,214,676 shares under this program. It is our present intention to use the program primarily to offset the dilutive impact of employee stock option exercises and to fund our equity-based compensation plans.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Period
(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Continuing Operations
Borrowings under credit facility	$—	$—	$—	$—	$—	$38,800	$38,800
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Other long-term debt	150	—	—	—	—	—	150
Operating leases (undiscounted)	7,740	9,179	7,827	2,950	2,426	6,127	36,249
Purchase obligations	8,595	444	245	—	—	—	9,284
Interest on fixed-rate debt	863	704	384	6	—	—	1,957
Other obligations	365	341	338	338	—	—	1,382

Total cash obligations	$17,713	$10,668	$8,794	$3,294	$2,426	$53,327	$96,222

During the first quarter of fiscal 2006, the Company entered into a five-year, unsecured, revolving credit facility, which expires in May 2010 (the Company’s fiscal 2011) in the amount of $100.0 million, with a $75.0 million optional expansion feature. Borrowings of $38.8 million were outstanding as of May 28, 2005. The credit facility requires the Company to maintain a minimum level of net worth and a debt-to-cash flow ratio not to exceed 2.75. At May 28, 2005, the minimum level of net worth required was $146.4 million and the debt-to-cash flow ratio was 1.0. If the Company is not in compliance with this ratio at the end of any day, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At May 28, 2005, the Company was in compliance with the financial covenants of the credit facility. This credit facility replaces the Company’s four-year, unsecured, revolving credit facility in the amount of $125.0 million, of which $26.8 million of borrowings were outstanding as of February 26, 2005.

From time to time, we acquire the use of certain assets, such as warehouses, automobiles, forklifts, vehicles, office equipment and some manufacturing equipment through operating leases. Many of these operating leases have termination penalties. However, because the assets are used in the conduct of our business operations, it is unlikely that any significant portion of these operating leases would be terminated prior to the normal expiration of their lease terms. Therefore, we consider the risk related to termination penalties to be minimal. The other obligations relate to non-compete and consulting agreements with current and former employees.

	Amount of Commitment Expiration Per Period
(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Standby letters of credit	$109	$134	$4,701	$1,440	$—	$—	$6,384

In addition to the above standby letters of credit, which are predominantly issued for performance related bonds in our discontinued European curtainwall business, we are required, in the ordinary course of business, to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in our backlog. At May 28, 2005, these bonds totaled $81.5 million. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

The Company maintains an interest rate swap agreement that effectively convert $25.0 million of variable rate borrowings into fixed rate obligations. The swap agreement expires in the first quarter of fiscal 2009. The notional value of the swap decreases from $25.0 million at May 28, 2005, to $4.5 million at the expiration of March 29, 2008. The company receives payments at variable rates while making payments at a fixed rate of 5.01 percent.

We experienced a material increase in our premiums and risk retention for our first-party product liability coverages in fiscal 2003, and although we have been able to continue these coverages through fiscal 2006, the premiums and retention have remained high. A material construction project rework event would have a material adverse effect on our operating results.

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

Outlook

The following statements are based on current expectations for full-year fiscal 2006 results. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to increase 9 to 11 percent compared to fiscal 2005.

•	Architectural segment revenues are expected to increase 10 to 12 percent during the year through market improvement, share gain resulting from success of growth initiatives and the results from the acquisition of AWallS.

•	LSO segment revenues are expected to be up 7 to 9 percent compared to the prior year, with growth in picture framing glazing products continuing to be somewhat offset by the shift away from select consumer electronics products. Sales of value-added picture framing products are expected to grow more than 20 percent.

•	Auto Glass segment revenues are expected to be approximately 4 percent lower than fiscal 2005.

•	Annual gross margins are expected to be slightly less than 1 percentage point higher than the prior year, as operational improvements and cost reductions are somewhat offset by higher costs for wages, materials, utilities and freight.

•	Expected annual operating margins by segment are: Architectural, approximately 3.5 to 4 percent, as margins continue to increase over fiscal 2005 with improved pricing and capacity utilization, offset by higher energy costs and severance related costs as we realign the window and curtainwall operations to better serve the architectural glass market; LSO, 13 to 14 percent, relatively flat with the focus on making products more affordable for consumers; and Auto Glass, break-even to slightly better, a decrease due to competitive market dynamics.

•	SG&A expenses as a percent of sales are projected to be approximately 14.0 percent.

•	Equity in affiliates, which reflects Apogee’s portion of the results of the PPG Auto Glass joint venture, is expected to report earnings of approximately $1.0 million due to increased volume and operational improvements.

•	Full-year capital expenditures are targeted at $25 million, excluding any strategic initiatives.

•	Depreciation and amortization are estimated at $19 million for the year.

•	Debt is expected to be reduced to approximately $30 million by fiscal year-end.

•	The effective tax rate for the full year is anticipated to be 33 to 34 percent.

•	Earnings per share from continuing operations are expected to range from $0.74 to $0.80 for the full year.

Related Party Transactions

As a result of our 34 percent interest in PPG Auto Glass, in which PPG holds the remaining interest, various transactions the Company enters into with PPG and PPG Auto Glass are deemed to be “related party” transactions. Under the terms of a multi-year agreement expiring in the second quarter of fiscal 2006, our auto glass manufacturing business is committed to selling a significant portion of its windshield capacity to PPG. In March 2004, we received the required advance notice from PPG indicating that the windshield supply agreement will be terminated on the expiration date in July 2005. We are transitioning our capacity to directly sell to ARG distributors, including PPG, and large independent autoglass retailers.

As a result of its acquisition of AWallS, the Company has leased a facility located in Bolingbrook, IL from the former owners, two of who remain employees of the Company.

Critical Accounting Policies

No material changes have occurred in the disclosure with respect to our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

No material changes have occurred in the disclosure of qualitative and quantitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005.

Item 4: Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 28, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Issuer Purchases of Equity Securities

In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. This repurchase program does not have an expiration date. In addition, we purchased 13,328 shares during the first quarter of fiscal 2006 resulting from employee stock-for-stock option exercises.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
February 27, 2005 through March 26, 2005	—	$—	—	1,214,676
March 27, 2005 through April 23, 2005	—	—	—	1,214,676
April 23, 2005 through May 28, 2005	—	—	—	1,214,676
Total	—	$—	—	1,214,676

Item 6. Exhibits

(a)

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: July 7, 2005	By:	/s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer

Date: July 7, 2005	By:	/s/ William F. Marchido
William F. Marchido
Chief Financial Officer