Form 10-Q
period 2005-08-27
APOGEE ENTERPRISES INC
filed 2005-10-06
CIK 6845

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 27, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2005, 27,883,000 shares of the Registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

C O N S O L I D A T E D   B A L A N C E    S H E E T S

(In thousands, except per share data)	August 27, 2005	February 26, 2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,511	$5,967
Receivables, net of allowance for doubtful accounts	139,255	138,731
Inventories	36,916	34,825
Deferred tax assets	4,491	4,671
Other current assets	3,097	2,912

Total current assets	190,270	187,106

Property, plant and equipment, net	104,651	100,539
Marketable securities available for sale	13,949	13,732
Investments in affiliated companies	16,853	15,408
Assets of discontinued operations	172	365
Goodwill	43,180	43,383
Intangible assets, net of accumulated amortization of $2,245 and $1,583, respectively	5,810	5,523
Other assets	1,217	2,409

Total assets	$376,102	$368,465

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$44,206	$44,887
Accrued payroll and related benefits	14,730	19,985
Accrued self-insurance reserves	9,091	9,359
Other accrued expenses	17,264	20,034
Current liabilities of discontinued operations	2,086	2,204
Billings in excess of costs and earnings on uncompleted contracts	14,449	12,460
Accrued income taxes	13,755	10,413
Current installments of long-term debt	—	150

Total current liabilities	115,581	119,492

Long-term debt, less current installments	39,000	35,150
Long-term self-insurance reserves	13,620	13,897
Other long-term liabilities	11,364	12,846
Liabilities of discontinued operations	8,617	9,000

Commitments and contingent liabilities (Note 13)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 27,869,000 and 27,329,000, respectively	9,290	9,110
Additional paid-in capital	65,353	57,586
Retained earnings	118,283	113,611
Common stock held in trust	(6,051)	(5,029)
Deferred compensation obligations	6,051	5,029
Unearned compensation	(4,774)	(1,810)
Accumulated other comprehensive loss	(232)	(417)

Total shareholders’ equity	187,920	178,080

Total liabilities and shareholders’ equity	$376,102	$368,465

See accompanying notes to consolidated financial statements.

C O N S O L I D A T E D   R E S U L T S   O F   O P E R A T I  O N S

(unaudited)

	Three months ended		Six months ended
(In thousands, except per share data)	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Net sales	$173,730	$150,957	$337,862	$296,857
Cost of sales	141,681	122,813	275,964	242,899

Gross profit	32,049	28,144	61,898	53,958
Selling, general and administrative expenses	24,381	21,213	48,044	42,730

Operating income	7,668	6,931	13,854	11,228
Interest income	206	455	393	1,538
Interest expense	565	878	1,182	1,776
Other income (expense), net	73	6	39	(36)
Equity in earnings (loss) of affiliated companies	1,256	184	1,446	(466)

Earnings from continuing operations before income taxes	8,638	6,698	14,550	10,488
Income tax expense	3,130	2,377	5,102	3,078

Earnings from continuing operations	5,508	4,321	9,448	7,410
Earnings from discontinued operations, net of income taxes	—	—	—	67

Net earnings	$5,508	$4,321	$9,448	$7,477

Earnings per share – basic
Earnings from continuing operations	$0.20	$0.16	$0.34	$0.27
Earnings from discontinued operations	—	—	—	0.01

Net earnings	$0.20	$0.16	$0.34	$0.28

Earnings per share – diluted
Earnings from continuing operations	$0.20	$0.16	$0.34	$0.27
Earnings from discontinued operations	—	—	—	—

Net earnings	$0.20	$0.16	$0.34	$0.27

Weighted average basic shares outstanding	27,591	27,066	27,436	27,085
Weighted average diluted shares outstanding	28,018	27,646	27,884	27,709

Cash dividends declared per common share	$0.0625	$0.0600	$0.1250	$0.1200

See accompanying notes to consolidated financial statements.

C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H    F L O W S

(unaudited)

	Six months ended
(In thousands)	August 27, 2005	August 28, 2004
Operating Activities
Net earnings	$9,448	$7,477
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings from discontinued operations	—	(67)
Depreciation and amortization	9,337	9,040
Deferred income taxes	469	167
Equity in (earnings) loss of affiliated companies	(1,446)	466
Gain on disposal of assets	(556)	(678)
Other, net	(185)	783
Changes in operating assets and liabilities:
Receivables	(524)	(15,316)
Inventories	(2,091)	(2,376)
Accounts payable and accrued expenses	(9,865)	(574)
Liabilities of discontinued operations	(501)	(89)
Billings in excess of costs and earnings on uncompleted contracts	1,989	2,167
Refundable and accrued income taxes	3,342	9,501
Other, net	1,305	(663)

Net cash provided by operating activities	10,722	9,838

Investing Activities
Capital expenditures and acquisition of intangible assets	(12,768)	(10,539)
Proceeds from sales of property, plant and equipment	197	86
Investments in equity investments	—	(12)
Purchases of marketable securities	(27,580)	(14,126)
Sales/maturities of marketable securities	27,426	13,715

Net cash used in investing activities	(12,725)	(10,876)

Financing Activities
Net proceeds from revolving credit agreement	3,850	3,700
Payments on long-term debt	(150)	(158)
Payments on debt issue costs	(271)	—
Proceeds from issuance of common stock and exercise of stock options	2,596	327
Repurchase and retirement of common stock	—	(1,909)
Dividends paid	(3,478)	(3,292)

Net cash provided by (used in) financing activities	2,547	(1,332)

Increase (decrease) in cash and cash equivalents	544	(2,370)
Cash and cash equivalents at beginning of year	5,967	7,822

Cash and cash equivalents at end of period	$6,511	$5,452

See accompanying notes to consolidated financial statements.

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L    S T A T E M E N T S

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 26, 2005. The results of operations for the three and six-month periods ended August 27, 2005 and August 28, 2004 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 27, 2005 and February 26, 2005, and the results of operations for the three and six-month periods ended August 27, 2005 and August 28, 2004 and results of cash flows for six-month periods ended August 27, 2005 and August 28, 2004. Certain prior-year amounts have been reclassified to conform to the current period presentation.

The Company’s fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.	New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Inventory Pricing. SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard will be effective for fiscal years beginning after June 15, 2005. The Company does not expect the accounting change will have an effect on its financial position and results of operations.

During December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005 (as delayed by the Securities and Exchange Commission), with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, a determination must be made regarding the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The adoption of SFAS No. 123R is required in the first quarter of fiscal 2007, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retrospective options, prior periods may be restated either as of the beginning of the year of adoption, February 26, 2006, or for all periods presented. We have not yet finalized our decision concerning the transition option we will utilize to adopt SFAS No. 123R. The Company has evaluated the requirements of SFAS No. 123R and expects the adoption of SFAS No. 123R to have a negative impact on our annual earnings of approximately $0.05 to $0.07 per share in fiscal 2007.

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

	Three months ended		Six months ended
(In thousands, except per share data)	Aug. 27, 2005	Aug. 28, 2004	Aug. 27, 2005	Aug. 28, 2004
Net earnings
As reported	$5,508	$4,321	$9,448	$7,477
Compensation expense, net of income taxes	368	394	740	692

Pro forma	$5,140	$3,927	$8,708	$6,785

Earnings per share – basic
As reported	$0.20	$0.16	$0.34	$0.28
Pro forma	0.19	0.15	0.32	0.25

Earnings per share – diluted
As reported	$0.20	$0.16	$0.34	$0.27
Pro forma	0.18	0.14	0.31	0.24

Weighted average common shares outstanding
Basic	27,591	27,066	27,436	27,085
Diluted	27,928	27,646	27,825	27,709

The weighted average fair value per option at the date of grant for options granted in fiscal 2006 and fiscal 2005 were $7.11 and $4.99, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants through the second quarter of fiscal 2006 and 2005, respectively.

	Six months ended
	August 27, 2005	August 28, 2004
Dividend yield	1.7%	2.0%
Expected volatility	58.8%	63.3%
Risk-free interest rate	3.8%	3.8%
Expected lives	4.8 years	4.9 years

4.	Earnings per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended		Six months ended
(In thousands)	Aug. 27, 2005	Aug. 28, 2004	Aug. 27, 2005	Aug. 28, 2004
Basic earnings per share – weighted common shares outstanding	27,591	27,066	27,436	27,085
Weighted common shares assumed upon exercise of stock options	316	260	317	304
Unvested shares held in trust for deferred compensation plans	111	320	131	320

Diluted earnings per share – weighted common shares and potential common shares outstanding	28,018	27,646	27,884	27,709

Earnings per share – basic	$0.20	$0.16	$0.34	$0.28
Earnings per share – diluted	0.20	0.16	0.34	0.27

There were approximately 375,000 and 1,685,000 stock options excluded in the second quarter of fiscal 2006 and 2005, respectively, from the computation of diluted earnings per share due to their anti-dilutive effect.

5.	Inventories

(In thousands)	August 27, 2005	Feb. 26, 2005
Raw materials	$12,843	$12,048
Work-in-process	6,304	6,190
Finished goods	11,468	11,037
Costs and earnings in excess of billings on uncompleted contracts	6,301	5,550

Total inventories	$36,916	$34,825

6.	Equity Investment

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The Company’s investment in PPG Auto Glass was $16.5 million and $15.1 million at August 27, 2005 and February 26, 2005, respectively. At August 27, 2005 and February 26, 2005, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill.

In connection with the formation of PPG Auto Glass, the Company agreed to a supply agreement to supply the joint venture, through PPG, with most of the Company’s windshield fabrication capacity at agreed upon terms and conditions. The Company’s windshield supply agreement with PPG expired in July 2005 during the Company’s quarter ended August 27, 2005. The Company has transitioned the markets served by its Auto Glass segment to focus on selling to aftermarket manufacturers following the end of its long-term supply agreement with PPG Industries in Q2 Fiscal 2006.

In addition to the above investment, the Company has other equity-method investments totaling $0.4 million.

7.	Acquisitions

On December 10, 2004, the Architectural segment completed the asset purchase of Architectural Wall Solutions, Inc. (AWallS) as part of the Company’s strategy to strengthen and grow its architectural installation business. The results of AWallS’ operations have been included in the consolidated financial statements since the acquisition date.

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

The following consolidated condensed pro forma financial results of operations for the three and six-month periods of fiscal 2006 and 2005 have been prepared for comparative purposes.

	Three months ended		Six months ended
	Actual	Pro forma	Actual	Pro forma
(In thousands)	Aug. 27, 2005	Aug. 28, 2004	Aug. 27, 2005	Aug. 28, 2004
Net sales	$173,730	$156,876	$337,862	$311,654
Income from continuing operations	5,508	3,912	9,448	7,211
Net income	5,508	3,912	9,448	7,278

Earnings per share – continuing operations
Basic	$0.20	$0.14	$0.34	$0.27
Diluted	0.20	0.14	0.34	0.26

Weighted average common shares outstanding
Basic	27,591	27,066	27,436	27,085
Diluted	28,018	27,646	27,884	27,709

The pro forma results for fiscal 2005 include certain adjustments, such as increased interest expense on acquisition debt and amortization on the resulting intangible assets and are presented as if the acquisition had been completed at the beginning of the period. They do not reflect the effect of synergies that would have been expected to result from the integration of this acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of fiscal 2005, or of future results of the consolidated entities.

8.	Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the six months ended August 27, 2005 was as follows:

(In thousands)	Architectural	Large-Scale Optical	Auto Glass	Corporate & Other	Total
Balance at February 26, 2005	$25,524	$10,607	$—	$7,252	$43,383
Adjustment	(203)	—	—	—	(203)

Balance at August 27, 2005	$25,321	$10,607	$—	$7,252	$43,180

The reduction of goodwill reported by the Architectural segment relates to the adjustment of the valuation of the net assets acquired through the purchase of AWallS in the fourth quarter of fiscal 2005. “Corporate and Other” includes the excess of the cost of the investment over the value of the underlying net tangible assets related to the formation of the PPG Auto Glass joint venture.

During the second quarter of fiscal 2006, the Company acquired intellectual property in the form of patents, trademarks and copyrights related to a Large-Scale Optical Technologies (LSO) production process for $0.5 million. The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	August 27, 2005			February 26, 2005
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$1,981	$(1,169)	$812	$1,710	$(1,057)	$653
Non-compete agreements	2,899	(735)	2,164	2,899	(427)	2,472
Customer relationships	2,700	(341)	2,359	2,497	(99)	2,398
Intellectual property	475	—	475	—	—	—

Total	$8,055	$(2,245)	$5,810	$7,106	$(1,583)	$5,523

Amortization expense on these identifiable intangible assets was $0.7 million and $0.2 million for the six months ended August 27, 2005 and August 28, 2004, respectively. At August 27, 2005, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2006 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010
Estimated amortization expense	$693	$1,257	$1,193	$942	$498

9.	Realignment of Operations

During the first quarter of fiscal 2006, the Company initiated a realignment of its window and curtainwall manufacturing operation to better serve the architectural glass products market. The Company incurred severance costs of $0.2 million and $0.6 million during the first and second quarters of fiscal 2006, respectively. The costs incurred to date are included in “Selling, general and administrative expenses” in the Consolidated Results of Operations. The Company does not anticipate any additional costs to be incurred relating to the realignment.

10.	Long-Term Debt

During the first quarter of fiscal 2006, the Company entered into a five-year, unsecured, revolving credit facility, which expires in May 2010 (the Company’s fiscal 2011) in the amount of $100.0 million, with a $75.0 million optional expansion feature. Borrowings of $30.6 million were outstanding as of August 27, 2005. The credit facility requires the Company to maintain a minimum level of net worth based on certain quarterly financial calculations. The minimum net worth calculation at August 27, 2005 was $150.1 million, whereby the Company’s actual net worth computed in accordance with the credit agreement terms was $187.9 million. The credit facility also contains a maximum debt-to-cash flow ratio that is computed daily, based on a rolling twelve-month basis, of less than or equal to 2.75; the Company’s ratio was 0.78 at August 27, 2005. If the Company is not in compliance with either of these ratios, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At August 27, 2005, the Company was in compliance with the financial covenants of the credit facility. This credit facility replaces the Company’s four-year, unsecured, revolving credit facility in the amount of $125.0 million, of which $26.8 million of borrowings were outstanding as of February 26, 2005. The remaining balance of our debt consists primarily of $8.4 million in certain industrial development bonds.

11.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officers’ Supplemental Executive Retirement Plan (SERP) for the three and six-month periods of fiscal 2006 and 2005 are as follows:

	Three months ended		Six months ended
(In thousands)	Aug. 27, 2005	Aug. 28, 2004	Aug. 27, 2005	Aug. 28, 2004
Service cost	$49	$66	$98	$132
Interest cost	74	77	148	154
Amortization of prior-year service cost	59	59	118	118

Net periodic benefit cost	$182	$202	$364	$404

12.	Discontinued Operations

On January 2, 2004, the Company completed the cash sale of Harmon AutoGlass, with the selling price subject to a final working capital adjustment. The working capital adjustment was finalized during the second quarter of fiscal 2005, with no effect to the operating results of the Company. During fiscal 2005 and into the first half of fiscal 2006, 16 of the 17 properties that had not been sold with the business and which remained as assets held for sale were sold for net proceeds of $0.2 million and $3.3 million during fiscal 2006 and fiscal 2005, respectively. Estimated reserves have been established for committed future cash flows related to the remaining exit costs and are recorded as liabilities of discontinued operations.

In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of the Company’s detention/security business and its exit from international curtainwall operations. The remaining cash expenditures related to these discontinued operations are recorded as liabilities of discontinued operations and a majority of the remaining cash expenditures related to discontinued operations is expected to be paid within the next three years. The majority of these liabilities relates to the international curtainwall operations, including performance bonds outstanding, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts. The reserve for discontinued operations also covers other liability issues, consisting of warranty issues relating to these and other international construction projects.

	Three months ended		Six months ended
(In thousands)	Aug. 27, 2005	Aug. 28, 2004	Aug. 27, 2005	Aug. 28, 2004
Condensed Statement of Operations from Discontinued Businesses
Net sales	$—	$—	$—	$—

Earnings before income taxes	—	—	—	106
Income tax expense	—	—	—	39

Net earnings	$—	$—	$—	$67

(In thousands)			Aug. 27, 2005	Feb. 26, 2005
Summary Balance Sheets of Discontinued Businesses
Property, plant and equipment, net			$172	$365
Accounts payable and accrued liabilities			2,086	2,204
Long-term liabilities			8,617	9,000

13.	Commitments and Contingent Liabilities

Operating lease commitments. As of August 27, 2005, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter	Total
Total minimum payments	$5,338	$10,233	$8,924	$4,020	$3,409	$10,657	$42,581

Bond commitments. In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in our backlog. At August 27, 2005, these bonds totaled $71.4 million. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

Guarantees and warranties. The Company accrues for known warranty exposures and claim costs as well as on a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

	Six months ended
(In thousands)	Aug. 27, 2005	Aug. 28, 2004
Balance at beginning of period	$3,717	$3,045
Additional accruals	1,950	990
Claims paid	1,889	930

Balance at end of period	$3,778	$3,105

Letters of credit. At August 27, 2005, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of August 27, 2005 was approximately $14.7 million, of which $8.4 million is issued and has reduced our total availability of funds under our $100.0 million credit facility.

Purchase obligations. The Company has purchase obligations for capital related to expansion and upgrades of its Owatonna, MN and Statesboro, GA facilities, as well as a long-term freight commitment. As of August 27, 2005, these obligations totaled $5.5 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of August 27, 2005, future payments of $1.4 million were committed under such agreements.

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

14.	Comprehensive Earnings

	Three months ended		Six months ended
(In thousands)	Aug. 27, 2005	Aug. 28, 2004	Aug. 27, 2005	Aug. 28, 2004
Net earnings	$5,508	$4,321	$9,448	$7,477
Unrealized gain on derivatives, net of $67, $92, $98 and $334 tax expense, respectively	94	152	145	550
Unrealized (loss) gain on marketable securities, net of $(14), $104, $24 and $(50) tax (benefit) expense, respectively	(22)	196	41	(91)

Comprehensive earnings	$5,580	$4,669	$9,634	$7,936

15.	Segment Information

The following table presents sales and operating income data for our three segments, and consolidated, for the three and six months ended August 27, 2005, when compared to the corresponding periods a year ago.

	Three months ended		Six months ended
(In thousands)	Aug. 27, 2005	Aug. 28, 2004	Aug. 27, 2005	Aug. 28, 2004
Net Sales
Architectural	$141,339	$125,212	$276,168	$242,761
Large-Scale Optical	24,333	17,706	45,099	36,254
Auto Glass	8,110	8,045	16,720	17,864
Intersegment Eliminations	(52)	(6)	(125)	(22)

Net Sales	$173,730	$150,957	$337,862	$296,857

Operating Income (Loss)
Architectural	$3,925	$4,631	$7,531	$7,807
Large-Scale Optical	5,024	1,674	8,106	2,249
Auto Glass	(555)	1,239	(481)	2,379
Corporate and Other	(726)	(613)	(1,302)	(1,207)

Operating Income	$7,668	$6,931	$13,854	$11,228

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

Accordingly, we wish to caution investors that forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the following: Operational risks within (A) the Architectural segment: i) competitive, price-sensitive and changing market conditions, including unforeseen delays in project timing and work flow; ii) economic conditions and the cyclical nature of the North American commercial construction industry; iii) product performance, reliability or quality problems that could delay payments, increase costs, impact orders or lead to litigation; iv) the segment’s ability to fully utilize production capacity; v) integration of the AWallS acquisition in a timely and cost-efficient manner; and vi) production ramp-up of the Viracon capacity expansion in Georgia in a timely and cost-efficient manner, and vii) construction and ramp-up to full production of the announced third Viracon plant in a timely and cost-efficient manner; (B) the Large-Scale Optical segment: i) markets that are impacted by consumer confidence; ii) dependence on a relatively small number of customers; and iii) ability to utilize manufacturing facilities; and (C) the Auto Glass segment: i) transition of markets served as Viracon/Curvlite focuses on selling to aftermarket manufacturers following the end of its long-term supply agreement with PPG Industries in Q2 Fiscal 2006; ii) changes in market dynamics; iii) market seasonality; iv) highly competitive, fairly mature industry; and v) performance of the PPG Auto Glass, LLC joint venture. Additional factors include: i) revenue and operating results that are volatile; ii) the possibility of a material product liability event; iii) the costs of compliance with governmental regulations relating to hazardous substances; iv) management of discontinued operations exiting activities; and v) foreign currency risk related to discontinued operations. The Company cautions readers that actual future results could differ materially from those described in the forward-looking statements. For a more detailed explanation of the foregoing and other risks and uncertainties, see the cautionary statement filed as Exhibit 99 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2005.

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

Overview

We are a leader in technologies involving the design and development of value-added glass products, services and systems. The Company is organized in three segments: Architectural Products and Services (Architectural), Large-Scale Optical (LSO) and Automotive Replacement Glass and Services (Auto Glass). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass and windows primarily comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, a leading fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems, a manufacturer of custom aluminum window systems and curtainwall; and Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters. Our LSO segment consists of Tru Vue, a value-added glass and acrylic manufacturer for the custom framing and pre-framed art markets, and a producer of optical thin film coatings for consumer electronics displays. This segment also provides wall décor, including framed art and mirrors. Our Auto Glass segment consists of Viracon/Curvlite, a U.S. fabricator of aftermarket foreign and domestic car windshields and recreational and bus windshields.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended February 26, 2005 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three and six-month periods of the current and past fiscal year.

	Three months ended		Six months ended
(Percent of net sales)	Aug. 27, 2005	Aug. 28, 2004	Aug. 27, 2005	Aug. 28, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.6	81.4	81.7	81.8

Gross profit	18.4	18.6	18.3	18.2
Selling, general and administrative expenses	14.0	14.0	14.2	14.4

Operating income	4.4	4.6	4.1	3.8
Interest income	0.1	0.3	0.1	0.5
Interest expense	0.2	0.6	0.3	0.6
Equity in income (loss) of affiliated companies	0.7	0.1	0.4	(0.2)

Earnings from continuing operations before income taxes	5.0	4.4	4.3	3.5
Income tax expense	1.8	1.5	1.5	1.0

Earnings from continuing operations	3.2	2.9	2.8	2.5
Earnings from discontinued operations	—	—	—	—

Net earnings	3.2%	2.9%	2.8%	2.5%

Effective income tax rate for continuing operations	36.2%	35.5%	35.1%	29.3%

Highlights of Second Quarter and the First Six Months of Fiscal 2006 Compared to Second Quarter and the First Six Months of Fiscal 2005

•	Consolidated net sales increased 15.1 percent, or $22.8 million, during the second quarter ended August 27, 2005 compared to the prior-year period, primarily due to:

•	increased volume within our Architectural segment businesses resulting from market improvement, market share growth, and effects of the Architectural Wall Solutions, Inc. (AWallS) acquisition completed in the fourth quarter of fiscal 2005, and

•	a product-mix shift to higher value-added products within the Large-Scale Optical (LSO) segment.

•	Consolidated net sales increased 13.8 percent, or $41.0 million, during the six months ended August 27, 2005 compared to the prior-year period for the reasons mentioned above.

•	Gross profit as a percent of sales for the quarter ended August 27, 2005, as compared to the prior-year period, decreased to 18.4 percent from 18.6 percent, primarily as a result of:

•	income of $2.1 million in the prior year period resulting from the receipt of a cash settlement in a class action lawsuit brought against certain flat glass manufacturers, which favorably impacted the prior year’s margin by 1.4 percent, and

•	gross profit as a percent of sales for the quarter was also favorably impacted by:

•	continued conversion in the LSO segment of the custom framing market from clear glass to value-added glass, as well as to higher-end value-added products,

•	reallocation of manufacturing capacity in the LSO segment to picture framing glass from consumer electronics, and

•	gross profit as a percent of sales for the quarter was also negatively impacted by unplanned equipment downtime and work on lower margin projects in our Architectural segment.

•	Gross profit as a percent of sales for the six months ended August 27, 2005, as compared to the prior-year period, increased to 18.3 percent from 18.2 percent primarily as a result of:

•	the reasons mentioned above for the quarter, in addition to

•	increased capacity utilization within the Architectural segment.

•	Selling, general and administrative (SG&A) expenses for the second quarter were flat as a percent of sales, while the total expense increased by $3.2 million compared to the prior-year period. For the six-month period ended August 27, 2005, SG&A expenses as a percent of sales decreased to 14.2 percent from 14.4 percent, while the total expense increased $5.3 million, compared to the prior-year period. The increase in SG&A expenses relates primarily to:

•	overall increases in SG&A expenses primarily relating to the AWallS acquisition in the fourth quarter of fiscal 2005,

•	realignment charges of $0.6 million for the second quarter and $0.8 million for the six-month period ended August 27, 2005, which impacted SG&A expenses as a percent of sales by 0.3 percent for the second quarter and 0.2 percent for the six-month period ended August 27, 2005, and

•	increased incentive compensation expenses due to improved financial performance.

•	The decrease in interest income of $1.1 million for the six months ended August 27, 2005, compared to the prior year period, primarily resulted from interest received on an U.S. federal income tax refund in the prior-year period.

•	Equity in affiliated companies includes our 34 percent interest in an automotive replacement glass distribution business, PPG Auto Glass, LLC. For the six months ended August 27, 2005, income of $1.4 million compared positively to a loss of $0.5 million in the prior-year period. This increase is related to operational improvements, increased volume and improved market pricing.

•	The increase in the effective income tax rate to 36.2 percent from 35.5 percent for the second quarters and to 35.1 percent from 29.3 percent for the six-month periods is due primarily to a favorable U.S. federal income tax refund for research and development credits received and recorded in the first quarter of fiscal 2005.

Segment Analysis

The following table presents sales and operating income data for our three segments and on a consolidated basis for the three and six-month periods ended August 27, 2005, when compared to the corresponding periods a year ago.

	Three months ended			Six months ended
(In thousands)	Aug. 27, 2005	Aug. 28, 2004	% Change	Aug. 27, 2005	Aug. 28, 2004	% Change
Net Sales
Architectural	$141,339	$125,212	12.9%	$276,168	$242,761	13.8%
Large-Scale Optical	24,333	17,706	37.4	45,099	36,254	24.4
Auto Glass	8,110	8,045	0.8	16,720	17,864	(6.4)
Intersegment Eliminations	(52)	(6)	NM	(125)	(22)	NM

Net Sales	$173,730	$150,957	15.1%	$337,862	$296,857	13.8%

Operating Income (Loss)
Architectural	$3,925	$4,631	(15.2%)	$7,531	$7,807	(3.5%)
Large-Scale Optical	5,024	1,674	200.1	8,106	2,249	260.4
Auto Glass	(555)	1,239	(144.8)	(481)	2,379	(120.2)
Corporate and Other	(726)	(613)	18.4	(1,302)	(1,207)	7.9

Operating Income	$7,668	$6,931	10.6%	$13,854	$11,228	23.4%

NM = Not Meaningful

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•	Second quarter net sales of $141.3 increased 12.9 percent in comparison with prior-year period as a result of increased volume in high-end condominiums, government and institutional work, along with ongoing improvement in the office market. Generally, these projects also use more value-added energy-efficient, hurricane and blast products, thus contributing to increased revenues. For the six months, revenues of $276.2 million increased 13.8 percent over the prior period for the reasons previously stated. The fourth quarter of fiscal 2005 acquisition of AWallS positively impacted segment revenue by 3.3 percent for the second quarter and 3.2 percent for the six months ended August 27, 2005, as we complete work from the acquired backlog.

•	Operating income for the second quarter of $3.9 million decreased 15.2 percent from $4.6 million in the prior-year period. For the six-month period ended August 27, 2005, operating income was $7.5 million, which was a 3.5 percent decrease from the prior year of $7.8 million. The second quarter fiscal 2006 included $0.6 million of realignment charges, while second quarter fiscal 2005 benefited from income of $0.8 million from the receipt of a cash settlement in a class action lawsuit brought against certain flat glass manufacturers. Also impacting the three and six-month periods ended August 27, 2005 were increased sales volume that improved capacity utilization, which were offset by unplanned equipment downtime and work on lower margin products.

•	Architectural backlog, at August 27, 2005, increased to $276.5 million from $220.1 million at fiscal 2005 year-end. The backlog increases during the year came from our architectural glass and glass installation businesses, and we are currently seeing very strong bidding activity throughout the segment.

Large-Scale Optical Technologies (LSO)

•	Second quarter revenues were $24.3 million, up 37.4 percent in comparison with prior-year period as a result of increased sales of higher value-added picture framing products and pre-framed art, along with national retail customer inventory and promotional programs, which more than offset the planned reduction of volume from our consumer electronics products. For the six months ended August 27, 2005, LSO revenues were $45.1 million, up 24.4 percent in comparison with prior-year period for the same reasons.

•	Operating income for the second quarter of $5.0 million improved significantly from $1.7 million in the prior-year period as conversion of the custom framing market from clear glass to value-added glass, as well as to higher-end, value-added products, continued. For the six months ended August 27, 2005, operating income was $8.1 million, up from $2.2 million in the prior year for the same reasons stated above. Operating margin of 20.6 percent for second quarter and 18.0 percent for the six months ended August 27, 2005 also benefited from consolidation of the segment’s two operating facilities and the reallocation of manufacturing capacity to picture framing glass from consumer electronics, while the second quarter of fiscal 2005 benefited from income of $0.3 million resulting from the receipt of a cash settlement in a class action lawsuit brought against certain flat glass manufacturers.

Automotive Replacement Glass and Services (Auto Glass)

•	Second quarter revenues of $8.1 million were up 0.8 percent from the prior-year period as a result of increased volume. For the six months ended August 27, 2005, revenues were $16.7 million, down 6.4 percent primarily due to decreased volume in the first quarter and lower pricing during the first quarter and part of the second quarter.

•	Operating loss of $0.6 million for the second quarter was down from $1.2 million of operating income compared to the prior year. For the six-month period ended August 27, 2005, the operating loss of $0.5 million was down from $2.4 million of operating income in the prior-year period. The decreased operating income for the three and six-month periods was a result of lower volume and pricing in fiscal 2006, while the second quarter of fiscal 2005 benefited from income of $1.1 million resulting from the receipt of a cash settlement in a class action lawsuit brought against certain flat glass manufacturers.

•	Operating results included a charge related to the conclusion of the supply agreement with PPG Industries.

Consolidated Backlog

•	At August 27, 2005, Apogee’s consolidated backlog was $284.6 million, up 23.5 percent from the $230.4 million reported at February 26, 2005.

•	The backlog of the Architectural segment represented 97.2 percent of the Company’s consolidated backlog.

•	The Company views backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in its business. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of the Company’s sales, the Company does not believe that backlog should be used as the sole indicator of future earnings of the Company.

Liquidity and Capital Resources

	Six months ended
(Cash effect, in thousands)	Aug. 27, 2005	Aug. 28, 2004
Net cash provided by operating activities	$10,722	$9,838
Capital expenditures and acquisitions of intangible assets	(12,768)	(10,539)
Net increase in borrowings	3,700	3,542
Dividends paid	(3,478)	(3,292)

Operating activities. Cash provided by operating activities was $10.7 million for the first six months of fiscal 2006, as compared to $9.8 million in the prior-year period. The most significant item that contributed to the improvement from the prior-year period was the improvement in net earnings of $2.0 million. Non-cash working capital (current assets less cash and cash equivalents, less current liabilities) increased $6.5 million compared to year-end, primarily due to payments made against payroll-related accruals and increased accounts receivable as a result of increased sales.

Investing Activities. Through the six months of fiscal 2006, investing activities used cash of $12.7 million, compared to $10.9 million in the same period last year, primarily as a result of increased capital expenditures. New capital investment through the six months of fiscal 2006 totaled $12.8 million, which includes spending for our architectural glass capacity expansion in Statesboro, GA. This compares to $10.5 million in the prior-year period.

In fiscal 2006, the Company expects to incur capital expenditures to complete the expansion of our Statesboro, GA plant and other architectural glass upgrades, costs as necessary to maintain existing facilities, safety and information systems, as well as some capacity improvements within the LSO segment. On September 13, 2005, the Company announced plans for a new architectural glass plant which is expected to be operational in fiscal 2008 and is expected to cost approximately $25 million, of which, $5 million is expected to be incurred during fiscal 2006. Total capital expenditures for fiscal 2006 are expected to be approximately $30.0 million. This amount does not include any acquisitions.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings increased to $39.0 million at August 27, 2005 from the $35.3 million outstanding at February 26, 2005, due to the timing of capital investments and seasonal working capital changes. The majority of our long-term debt, $30.6 million, consisted of bank borrowings under our new $100.0 million syndicated revolving credit facility. We paid $3.5 million in dividends for the current year and $3.3 million in the prior-year six-month period. Our debt-to-total-capital ratio was 17.2 percent at August 27, 2005, up from 16.5 percent at February 26, 2005.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of Common Stock in the open market at prevailing market prices. The Company has repurchased 285,324 shares under this program, for a total of $3.2 million through February 26, 2005. No share repurchases were made during the first six months of fiscal 2006. We have remaining authority to repurchase 1,214,676 shares under this program. It is our present intention to use the program primarily to offset the dilutive impact of employee stock option exercises and to fund our equity-based compensation plans.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Period
(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Borrowings under credit facility	$—	$—	$—	$—	$—	$30,600	$30,600
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Operating leases (undiscounted)	5,338	10,233	8,924	4,020	3,409	10,657	42,581
Purchase obligations	5,521	—	—	—	—	—	5,521
Interest on fixed-rate debt	549	704	384	7	—	—	1,644
Other obligations	344	341	338	337	—	—	1,360

Total cash obligations	$11,752	$11,278	$9,646	$4,364	$3,409	$49,657	$90,106

During the first quarter of fiscal 2006, the Company entered into a five-year, unsecured, revolving credit facility, which expires in May 2010 (the Company’s fiscal 2011) in the amount of $100.0 million, with a $75.0 million optional expansion feature. Borrowings of $30.6 million were outstanding as of August 27, 2005. The credit facility requires the Company to maintain a minimum level of net worth based on certain quarterly financial calculations. The minimum net worth calculation at August 27, 2005 was $150.1 million, whereby the Company’s actual net worth computed in accordance with the credit agreement terms was $187.9 million. The credit facility also contains a maximum debt-to-cash flow ratio that is computed daily, based on a rolling twelve-month basis, of less than or equal to 2.75; the Company’s ratio was 0.78 at August 27, 2005. If the Company is not in compliance with either of these ratios, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At August 27, 2005, the Company was in compliance with the financial covenants of the credit facility. This credit facility replaces the Company’s four-year, unsecured, revolving credit facility in the amount of $125.0 million, of which $26.8 million of borrowings were outstanding as of February 26, 2005.

From time to time, we acquire the use of certain assets, such as warehouses, automobiles, forklifts, vehicles, office equipment and some manufacturing equipment through operating leases. Many of these operating leases have termination penalties. However, because the assets are used in the conduct of our business operations, it is unlikely that any significant portion of these operating leases would be terminated prior to the normal expiration of their lease terms. Therefore, we consider the risk related to termination penalties to be minimal. The other obligations in the table above relate to non-compete and consulting agreements with current and former employees.

	Amount of Commitment Expiration Per Period
(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Standby letters of credit	$107	$131	$4,610	$1,427	$—	$—	$6,275

In addition to the above standby letters of credit, which are predominantly issued for performance-related bonds in our discontinued European curtainwall business, we are required, in the ordinary course of business, to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in our backlog. At August 27, 2005, these bonds totaled $71.4 million. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

The Company maintains an interest rate swap agreement that effectively converts $25.0 million of variable rate borrowings into fixed rate obligations. The swap agreement expires in the first quarter of fiscal 2009. The notional value of the swap decreases from $25.0 million at May 28, 2005, to $4.5 million at the expiration of March 29, 2008. The Company receives payments at variable rates while making payments at a fixed rate of 5.01 percent.

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

•	Overall revenues for the year are expected to increase 9 to 11 percent compared to fiscal 2005.

•	Architectural segment revenues are expected to increase 10 to 12 percent during the year through market improvement, share gain resulting from success of growth initiatives and results from the acquisition of AWallS.

•	LSO segment revenues are expected to be up 10 to 12 percent compared to the prior year, with growth in picture framing glazing products continuing to be somewhat offset by the shift away from select consumer electronics products. Sales of value-added picture framing products are expected to grow more than 20 percent.

•	Auto Glass segment revenues are expected to be approximately 4 percent lower than fiscal 2005.

•	Annual gross margins are expected to be flat to slightly up from prior year, as operational improvements and cost reductions are somewhat offset by higher costs for wages, health insurance, materials, utilities and freight.

•	Expected annual operating margins by segment are: Architectural, approximately 3.6 to 4 percent, as margins continue to increase over fiscal 2005 with improved pricing and capacity utilization, offset by higher energy costs and severance-related costs as we realign the window and curtainwall manufacturing operations to better serve the architectural glass market; LSO, approximately 15 percent, up slightly with the focus on making products more affordable for consumers; and Auto Glass, break-even to slightly better, a decrease due to competitive market dynamics.

•	SG&A expenses as a percent of sales are projected to be approximately 14 percent.

•	Equity in affiliates, which reflects Apogee’s portion of the results of the PPG Auto Glass joint venture, is expected to report earnings of approximately $2 million due to increased volume and operational improvements.

•	Full-year capital expenditures are targeted at $30 million, excluding any strategic initiatives.

•	Depreciation and amortization are estimated at $19 to $20 million for the year.

•	Debt is expected to be approximately $45 million by fiscal year-end.

•	The effective tax rate for the full year is anticipated to be 34 percent.

•	Earnings per share from continuing operations are expected to range from $0.74 to $0.80 for the full year.

Related Party Transactions

As a result of our 34 percent interest in PPG Auto Glass, in which PPG holds the remaining interest, various transactions the Company enters into with PPG and PPG Auto Glass are deemed to be “related party” transactions. Under the terms of a multi-year agreement which expired in the second quarter of fiscal 2006, our autoglass manufacturing business was committed to selling a significant portion of its windshield capacity to PPG. We have transitioned our capacity to directly sell to after market manufacturers, including PPG.

As a result of its acquisition of AWallS, the Company has leased a facility located in Bolingbrook, IL from the former owners, two of whom remain employees of the Company.

Critical Accounting Policies

No material changes have occurred in the disclosure with respect to our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the disclosure of qualitative and quantitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005.

Item 4.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls. There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 27, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2006:

Period	(a) Total Number of Shares Purchased	Average Price Paid per Share	(b) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Number of Shares that may yet be Purchased under the Plans or Programs
May 29, 2005 through June 25, 2005	46,774	$15.26	—	1,214,676
June 26, 2005 through July 23, 2005	1,444	$15.36	—	1,214,676
July 24, 2005 through August 27, 2005	1,392	$15.69	—	1,214,676

Total	49,610		—

(a)	The purchases in this column include only those shares surrendered to us by plan participants in order to satisfy a stock-for-stock option exercise or withholding tax obligations related to stock based compensation. These purchases are not part of a publicly announced plan or program.

(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. This repurchase program does not have an expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders

Apogee Enterprises, Inc. Annual Meeting of Shareholders was held on June 21, 2005. The number of outstanding shares on the record date for the Annual Meeting were 27,801,050. Eighty-eight percent of the outstanding shares were represented in person or by proxy at the meeting. The three candidates for election as Class I Directors listed in the proxy statement were elected to serve three-year terms, expiring at the 2008 Annual Meeting of Shareholders. The proposals to approve the Amended and Restated Apogee Enterprises, Inc. 2002 Omnibus Stock and Incentive Plan and the Amended and Restated Apogee Enterprises, Inc. Executive Management Incentive Plan were approved. Additionally, the proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the 2006 fiscal year was also approved. The results of these matters voted upon by the shareholders are listed below.

	Number of Shares
	In Favor	Withheld/ Against	Abstained/ Unvoted	Broker Non-vote
Election of Class I Shareholders
Robert J. Marzec	22,654,520	1,733,925
Stephen C. Mitchell	22,563,404	1,825,041
David E. Weiss	22,580,752	1,807,693

Approval of the Amended and Restated Apogee Enterprises, Inc. 2002 Omnibus Stock and Incentive Plan	17,836,747	3,855,953	806,008	1,889,737

Approval of the Amended and Restated Apogee Enterprises, Inc. Executive Management Incentive Plan	20,568,482	1,107,368	822,858	1,889,737

Ratification of the appointment of Deloitte & Touche LLP as Independent auditors	23,402,290	957,784	28,371

Item 6.	Exhibits

(a)

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 6, 2005	By:	/s/ RUSSELL HUFFER
Russell Huffer
Chairman, President and Chief Executive Officer

Date: October 6, 2005	By:	/s/ JAMES S. PORTER
James S. Porter
Vice President of Planning and Strategy and Interim Chief Financial Officer