Form 10-Q
period 2005-11-26
APOGEE ENTERPRISES INC
filed 2006-01-05
CIK 6845

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 26, 2005

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

As of December 30, 2005, 27,817,727 shares of the Registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	November 26, 2005	February 26, 2005
Assets
Current assets
Cash and cash equivalents	$3,723	$5,967
Receivables, net of allowance for doubtful accounts	147,490	138,731
Inventories	40,254	34,825
Deferred tax assets	4,464	4,671
Other current assets	3,063	2,912

Total current assets	198,994	187,106

Property, plant and equipment, net	109,551	100,539
Marketable securities available for sale	14,448	13,732
Investments in affiliated companies	17,978	15,408
Assets of discontinued operations	—	365
Goodwill	43,180	43,383
Intangible assets, at cost less accumulated amortization of $2,633 and $1,583, respectively	5,501	5,523
Other assets	2,030	2,409

Total assets	$391,682	$368,465

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$44,172	$44,887
Accrued payroll and related benefits	16,510	19,985
Accrued self-insurance reserves	8,400	9,359
Other accrued expenses	18,448	20,034
Current liabilities of discontinued operations	1,835	2,204
Billings in excess of costs and earnings on uncompleted contracts	19,347	12,460
Accrued income taxes	12,812	10,413
Current installments of long-term debt	—	150

Total current liabilities	121,524	119,492

Long-term debt, less current installments	44,000	35,150
Long-term self-insurance reserves	13,174	13,897
Other long-term liabilities	10,725	12,846
Liabilities of discontinued operations	8,555	9,000

Commitments and contingent liabilities (Note 13)

Shareholders’ equity
Common stock of $0.33 1/3 par value; authorized 50,000,000 shares; issued and outstanding 27,767,000 and 27,329,000, respectively	9,256	9,110
Additional paid-in capital	65,741	57,586
Retained earnings	123,242	113,611
Common stock held in trust	(6,611)	(5,029)
Deferred compensation obligations	6,611	5,029
Unearned compensation	(4,372)	(1,810)
Accumulated other comprehensive loss	(163)	(417)

Total shareholders’ equity	193,704	178,080

Total liabilities and shareholders’ equity	$391,682	$368,465

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
(In thousands, except per share data)	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004
Net sales	$177,420	$157,146	$515,281	$454,004
Cost of sales	143,489	127,034	419,453	369,934

Gross profit	33,931	30,112	95,828	84,070
Selling, general and administrative expenses	24,537	21,648	72,580	64,378

Operating income	9,394	8,464	23,248	19,692
Interest income	197	348	590	1,886
Interest expense	624	872	1,807	2,647
Other (expense) income, net	(19)	232	21	195
Equity in earnings (loss) of affiliated companies	1,124	(82)	2,570	(548)

Earnings from continuing operations before income taxes	10,072	8,090	24,622	18,578
Income tax expense	1,099	2,533	6,200	5,611

Earnings from continuing operations	8,973	5,557	18,422	12,967
Earnings from discontinued operations, net of income taxes	—	—	—	67

Net earnings	$8,973	$5,557	$18,422	$13,034

Earnings per share – basic
Earnings from continuing operations	$0.33	$0.21	$0.67	$0.48
Earnings from discontinued operations	—	—	—	—

Net earnings	$0.33	$0.21	$0.67	$0.48

Earnings per share – diluted
Earnings from continuing operations	$0.32	$0.20	$0.66	$0.47
Earnings from discontinued operations	—	—	—	—

Net earnings	$0.32	$0.20	$0.66	$0.47

Weighted average basic shares outstanding	27,389	27,032	27,420	27,067
Weighted average diluted shares outstanding	28,137	27,781	27,968	27,733

Cash dividends declared per common share	$0.0650	$0.0625	$0.1900	$0.1825

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
(In thousands)	November 26, 2005	November 27, 2004
Operating Activities
Net earnings	$18,422	$13,034
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net income from discontinued operations	—	(67)
Depreciation and amortization	13,526	13,415
Deferred income taxes	(559)	(1,086)
Equity in (earnings) loss of affiliated companies	(2,570)	548
Gain on disposal of assets	(613)	(1,185)
Other, net	(151)	383
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(8,759)	(25,245)
Inventories	(5,429)	(726)
Accounts payable and accrued expenses	(6,642)	3,999
Liabilities of discontinued operations	(723)	(577)
Billings in excess of costs and earnings on uncompleted contracts	6,887	6,698
Refundable and accrued income taxes	2,411	13,537
Other, net	1,407	(86)

Net cash provided by operating activities	17,207	22,642

Investing Activities
Capital expenditures and acquisition of intangible assets	(22,494)	(14,515)
Proceeds from sales of property, plant and equipment	278	3,600
Investments in equity investments	—	(12)
Purchases of marketable securities	(39,593)	(26,533)
Sales/maturities of marketable securities	38,799	27,329

Net cash used in investing activities	(23,010)	(10,131)

Financing Activities
Net proceeds from (payments on) revolving credit agreement	8,850	(4,500)
Payments on long-term debt	(150)	(158)
Payments on debt issue costs	(350)	—
Proceeds from issuance of common stock, net of cancellations	2,888	792
Repurchase and retirement of common stock	(2,397)	(1,909)
Dividends paid	(5,282)	(4,988)

Net cash provided by (used in) financing activities	3,559	(10,763)

(Decrease) increase in cash and cash equivalents	(2,244)	1,748
Cash and cash equivalents at beginning of year	5,967	7,822

Cash and cash equivalents at end of period	$3,723	$9,570

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 26, 2005. The results of operations for the three and nine-month periods ended November 26, 2005 and November 27, 2004 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of November 26, 2005 and February 26, 2005, and the results of operations for the three and nine-month periods ended November 26, 2005 and November 27, 2004 and results of cash flows for nine-month periods ended November 26, 2005 and November 27, 2004. Certain prior-year amounts have been reclassified to conform to the current period presentation.

The Company’s fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.	New Accounting Standards

During December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005 (as delayed by the Securities and Exchange Commission), with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, a determination must be made regarding the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The adoption of SFAS No. 123R is required in the first quarter of fiscal 2007, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retrospective options, prior periods may be restated either as of the beginning of the year of adoption, February 26, 2006, or for all periods presented. The Company has not yet finalized the decision concerning the transition option it will utilize to adopt SFAS No. 123R. The Company has evaluated the requirements of SFAS No. 123R and expects the adoption of SFAS No. 123R to have a negative impact on annual earnings of approximately $0.05 to $0.07 per share in fiscal 2007.

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

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for the Company at the end of fiscal 2006. The Company is in the process of evaluating the impact of adoption of this new standard.

In March 2004, the Emerging Issues Task Force (EITF) released Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under the FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The effective date for evaluating whether an investment is other-than-temporarily impaired was delayed by FASB Staff Position (FSP) EITF Issue 03-1-1. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1 (a single document) to clarify these rules. Effectively, the FSP issued in November 2005 reverts to the other-than-temporary guidance that predated the original effective date of EITF 03-1; however, it maintains certain guidance in EITF 03-1 relative to testing of cost-method equity securities and the disclosure requirements which have been effective since 2003. The FSP issued in November 2005 is effective for reporting periods beginning after December 15, 2005. The adoption of the FSP issued in November 2005 is not anticipated to have a material effect on the Company’s results of operations or financial condition. The additional disclosures required by EITF 03-1 and maintained by the FSP issued in November 2005 will be considered for inclusion in the notes to the Company’s fiscal 2006 financial statements.

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

The following table shows the effect on net earnings and per share data had the Company applied the fair value expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended		Nine months ended
(In thousands, except per share data)	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004
Net earnings
As reported	$8,973	$5,557	$18,422	$13,034
Compensation expense, net of income taxes	402	348	1,173	1,040

Pro forma	$8,571	$5,209	$17,249	$11,994

Earnings per share – basic
As reported	$0.33	$0.21	$0.67	$0.48
Pro forma	0.31	0.19	0.63	0.44

Earnings per share – diluted
As reported	$0.32	$0.20	$0.66	$0.47
Pro forma	0.30	0.19	0.62	0.43

Weighted average common shares outstanding
Basic	27,389	27,032	27,420	27,067
Diluted	28,107	27,781	27,919	27,733

The weighted average fair value per option at the date of grant for options granted in fiscal 2006 and fiscal 2005 was $6.71 and $5.04, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants through the third quarter of fiscal 2006 and 2005, respectively.

	Nine months ended
	Nov. 26, 2005	Nov. 27, 2004
Dividend yield	1.7%	2.0%

Expected volatility	58.8%	63.3%
Risk-free interest rate	3.8%	3.8%
Expected lives	4.8 years	4.9 years

4.	Earnings Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended		Nine months ended
(In thousands, except per share data)	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004
Basic earnings per share – weighted common shares outstanding	27,389	27,032	27,420	27,067
Weighted common shares assumed upon exercise of stock options	519	426	384	343
Unvested shares held in trust for deferred compensation plans	229	323	164	323

Diluted earnings per share – weighted common shares and potential common shares outstanding	28,137	27,781	27,968	27,733

Earnings per share – basic	$0.33	$0.21	$0.67	$0.48
Earnings per share – diluted	0.32	0.20	0.66	0.47

There were approximately 141,000 and 722,000 stock options excluded in the third quarter of fiscal 2006 and 2005, respectively, from the computation of diluted earnings per share due to their anti-dilutive effect.

5.	Inventories

(In thousands)	Nov. 26, 2005	Feb. 26, 2005
Raw materials	$12,972	$12,048
Work-in-process	5,920	6,190
Finished goods	10,957	11,037
Costs and earnings in excess of billings on uncompleted contracts	10,405	5,550

Total inventories	$40,254	$34,825

6.	Equity Investments

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The Company’s investment in PPG Auto Glass was $17.6 million and $15.1 million at November 26, 2005 and February 26, 2005, respectively. At November 26, 2005 and February 26, 2005, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill.

In connection with the formation of PPG Auto Glass, the Company agreed to a supply agreement to supply the joint venture, through PPG, with most of the Company’s windshield fabrication capacity at agreed upon terms and conditions. The Company’s windshield supply agreement with PPG expired in July 2005 during the Company’s quarter ended August 27, 2005. The Company has transitioned the Auto Glass segment to focus on selling to aftermarket manufacturers following the termination of this long-term supply agreement.

In addition to the above investment, the Company has other equity-method investments totaling $0.4 million at November 26, 2005 and $0.3 million at February 26, 2005.

7.	Acquisitions

On December 10, 2004, the Architectural segment completed the asset purchase of Architectural Wall Solutions, Inc. (AWallS) as part of the Company’s strategy to strengthen and grow its architectural installation business. The results of AWallS’ operations have been included in the consolidated financial statements since the acquisition date.

The acquisition cost for this business was $8.2 million, net of cash acquired of $0.9 million. Of the $4.1 million in intangible assets acquired, $2.5 million and $1.6 million were assigned to customer relationships and non-compete agreements, respectively, based on preliminary valuations. As a result of finalizing the valuations of net assets acquired, an adjustment of $0.2 million was made to increase the value of the customer relationships during the first quarter of fiscal 2006. The amortization periods of ten years and five years, respectively, match the useful lives of the customer relationships and non-compete agreements. The resulting goodwill is fully tax deductible. Of this transaction, $1.4 million of payments relating to the non-compete agreements still remain and are payable through fiscal 2009. These non-compete agreements are with the previous owners of AWallS, two of whom are current employees of the Company, but neither of whom are officers of the Company. Additionally, the purchase price includes an earn-out provision contingent on execution of the acquired backlog at the end of a two-year period and, if required, will be recorded as an adjustment to goodwill at that time.

This transaction was accounted for by the purchase method. Accordingly, the consolidated financial statements include the net assets and results of operations of the acquired businesses from their dates of acquisition.

The following consolidated condensed pro forma financial results of operations for the three and nine-month periods of fiscal 2006 and 2005 have been prepared for comparative purposes.

	Three months ended		Nine months ended
	Actual	Pro forma	Actual	Pro forma
(In thousands, except per share data)	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004
Net sales	$177,420	$165,152	$515,281	$476,807
Earnings from continuing operations	8,973	6,026	18,422	13,238
Net earnings	8,973	6,026	18,422	13,305

Earnings per share – continuing operations
Basic	$0.33	$0.22	$0.67	$0.49
Diluted	0.32	0.22	0.66	0.48

Weighted average common shares outstanding
Basic	27,389	27,032	27,420	27,067
Diluted	28,137	27,781	27,968	27,733

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

8.	Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the nine months ended November 26, 2005 was as follows:

(In thousands)	Architectural	Large-Scale Optical	Auto Glass	Corporate & Other	Total
Balance at February 26, 2005	$25,524	$10,607	$—	$7,252	$43,383
Adjustment	(203)	—	—	—	(203)

Balance at November 26, 2005	$25,321	$10,607	$—	$7,252	$43,180

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

	November 26, 2005			February 26, 2005
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$2,060	$(1,208)	$852	$1,710	$(1,057)	$653
Non-compete agreements	2,899	(890)	2,009	2,899	(427)	2,472
Customer relationships	2,700	(469)	2,231	2,497	(99)	2,398
Intellectual property	475	(66)	409	—	—	—

Total	$8,134	$(2,633)	$5,501	$7,106	$(1,583)	$5,523

Amortization expense on these identifiable intangible assets was $1.0 million and $0.4 million for the nine months ended November 26, 2005 and November 27, 2004, respectively. At November 26, 2005, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2006 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010
Estimated amortization expense	$305	$1,257	$1,193	$942	$498

9.	Realignment of Operations

During the first quarter of fiscal 2006, the Company initiated a realignment of its window and curtainwall manufacturing operation to better serve the architectural glass products market. The Company incurred severance costs of $0.2 million and $0.6 million during the first and second quarters of fiscal 2006, respectively. The costs incurred to date are included in “selling, general and administrative expenses” in the Consolidated Results of Operations. The Company does not anticipate any significant additional costs to be incurred relating to this realignment.

10.	Long-Term Debt

During the first quarter of fiscal 2006, the Company entered into a five-year, unsecured, revolving credit facility, which expires in May 2010 (the Company’s fiscal 2011) in the amount of $100.0 million, with a $75.0 million optional expansion feature. Borrowings of $35.6 million were outstanding as of November 26, 2005. The credit facility requires the Company to maintain a minimum level of net worth based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at November 26, 2005 was $154.9 million, whereas the Company’s actual net worth was $193.7 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.87 at November 26, 2005. If the Company is not in compliance with either of these ratios, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At November 26, 2005, the Company was in compliance with the financial covenants of the credit facility. This credit facility replaces the Company’s four-year, unsecured, revolving credit facility in the amount of $125.0 million, of which $26.8 million of borrowings were outstanding as of February 26, 2005. The remaining debt balance consists primarily of $8.4 million in certain industrial development bonds.

11.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officer’s Supplemental Executive Retirement Plan (SERP) for the three and nine-month periods of fiscal 2006 and 2005 are as follows:

	Three months ended		Nine months ended
(In thousands)	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004
Service cost	$49	$66	$147	$198
Interest cost	74	77	222	231
Amortization of prior-year service cost	59	59	177	177

Net periodic benefit cost	$182	$202	$546	$606

12.	Discontinued Operations

On January 2, 2004, the Company completed the cash sale of Harmon AutoGlass, with the selling price subject to a final working capital adjustment. The working capital adjustment was finalized during the second quarter of fiscal 2005, with no effect to the operating results of the Company. During fiscal 2005 and into the first nine months of fiscal 2006, all of the 17 properties that had not been sold with the business and which remained as assets held for sale were sold for net proceeds of $0.3 million and $3.4 million during fiscal 2006 and fiscal 2005, respectively. Estimated reserves have been established for committed future cash flows related to the remaining exit costs and are recorded as liabilities of discontinued operations.

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

	Three months ended		Nine months ended
(In thousands)	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004
Condensed Statement of Operations from Discontinued Businesses
Net sales	$—	$—	$—	$—

Earnings before income taxes	—	—	—	106
Income tax expense	—	—	—	39

Net earnings	$—	$—	$—	$67

(In thousands)	Nov. 26, 2005	Feb. 26, 2005
Summary Balance Sheets of Discontinued Businesses
Property, plant and equipment, net	$—	$365
Accounts payable and accrued liabilities	1,835	2,204
Long-term liabilities	8,555	9,000

13.	Commitments and Contingent Liabilities

Operating lease commitments. As of November 26, 2005, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter	Total
Total minimum payments	$2,567	$10,234	$8,922	$4,020	$3,414	$10,656	$39,813

Bond commitments. In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in backlog. At November 26, 2005, these bonds totaled $77.1 million. With respect to the current portfolio of businesses, the Company has never been required to pay on these performance-based bonds.

Guarantees and warranties. The Company accrues for known warranty exposures and claim costs as well as on a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below:

(In thousands)	Nov. 26, 2005	Nov. 27, 2004
Balance at beginning of year	$3,717	$3,045
Additional accruals	2,911	1,066
Claims paid	3,077	1,474

Balance at end of period	$3,551	$2,637

Letters of credit. At November 26, 2005, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of November 26, 2005 was approximately $14.4 million, of which $8.4 million is issued and has reduced total availability of funds under the $100.0 million credit facility.

Purchase obligations. The Company has purchase obligations for capital related to expansion and upgrades of its Owatonna, MN facility, Statesboro, GA facility and the Southwest expansion, as well as a long-term freight commitment. As of November 26, 2005, these obligations totaled $11.2 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of November 26, 2005, future payments of $1.4 million were committed under such agreements.

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

14.	Comprehensive Earnings

	Three months ended		Nine months ended
(In thousands)	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004
Net earnings	$8,973	$5,557	$18,422	$13,034
Unrealized gain on derivatives, net of $90, $170, $188 and $503 tax expense, respectively	160	280	305	829
Unrealized loss on marketable securities, net of $(52), $(105), $(28) and $(155) tax benefit, respectively	(92)	(197)	(51)	(288)

Comprehensive earnings	$9,041	$5,640	$18,676	$13,575

15.	Segment Information

The following table presents sales and operating income data for our three segments, and consolidated, for the three and nine months ended November 26, 2005, when compared to the corresponding periods a year ago.

	Three months ended		Nine months ended
(In thousands)	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004
Net Sales
Architectural	$146,916	$130,329	$423,084	$373,090
Large-Scale Optical	21,660	18,814	66,759	55,069
Auto Glass	8,876	8,021	25,596	25,885
Intersegment eliminations	(32)	(18)	(158)	(40)

Net sales	$177,420	$157,146	$515,281	$454,004

Operating Income (Loss)
Architectural	$5,833	$5,251	$13,364	$13,058
Large-Scale Optical	3,596	3,280	11,702	5,530
Auto Glass	496	584	14	2,963
Corporate and Other	(531)	(651)	(1,832)	(1,859)

Operating income	$9,394	$8,464	$23,248	$19,692

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

These uncertainties and other risk factors include, but are not limited to, the following: operational risks within (A) the Architectural segment: i) competitive, price-sensitive and changing market conditions, including unforeseen delays in project timing and work flow; ii) economic conditions and the cyclical nature of the North American commercial construction industry; iii) product performance, reliability or quality problems that could delay payments, increase costs, impact orders or lead to litigation; iv) the segment’s ability to fully utilize production capacity; v) integration of the AWallS acquisition in a timely and cost-efficient manner; vi) production ramp-up of the Viracon capacity expansion in Georgia in a timely and cost-efficient manner, and vii) construction and ramp-up to full production of the announced third Viracon plant in a timely and cost-efficient manner; (B) the Large-Scale Optical segment: i) markets that are impacted by consumer confidence and trends; ii) dependence on a relatively small number of customers; iii) changing market conditions, including unfavorable shift in product mix; and iv) ability to utilize manufacturing facilities; and (C) the Auto Glass segment: i) transition of markets served as Viracon/Curvlite focuses on selling to aftermarket manufacturers following the end of its long-term supply agreement with PPG Industries in the second quarter of fiscal 2006; ii) changes in market dynamics; iii) market seasonality; iv) highly competitive, fairly mature industry; and v) performance of the PPG Auto Glass, LLC joint venture. Additional factors include: i) revenue and operating results that are volatile; ii) the possibility of a material product liability event; iii) the costs of compliance with governmental regulations relating to hazardous substances; iv) management of discontinued operations exiting activities; and v) foreign currency risk related to discontinued operations. The Company cautions readers that actual future results could differ materially from those described in the forward-looking statements. For a more detailed explanation of the foregoing and other risks and uncertainties, see the cautionary statement filed as Exhibit 99 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2005.

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

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three and nine-month periods of the current and past fiscal years.

	Three months ended		Nine months ended
(Percent of net sales)	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.9	80.8	81.4	81.5

Gross profit	19.1	19.2	18.6	18.5
Selling, general and administrative expenses	13.8	13.8	14.1	14.2

Operating income	5.3	5.4	4.5	4.3
Interest income	0.1	0.2	0.1	0.4
Interest expense	0.3	0.6	0.3	0.5
Other (expense) income, net	—	0.2	—	—
Equity in earnings (loss) of affiliated companies	0.6	(0.1)	0.5	(0.1)

Earnings from continuing operations before income taxes	5.7	5.1	4.8	4.1
Income tax expense	0.6	1.6	1.2	1.2

Earnings from continuing operations	5.1	3.5	3.6	2.9
Earnings from discontinued operations	—	—	—	—

Net earnings	5.1%	3.5%	3.6%	2.9%

Effective income tax rate for continuing operations	10.9%	31.3%	25.2%	30.2%

Highlights of Third Quarter and First Nine Months of Fiscal 2006, Compared to Third Quarter and First Nine Months of Fiscal 2005

•	Consolidated net sales increased 12.9 percent, or $20.3 million, for the third quarter ended November 26, 2005 compared to the prior-year period, primarily due to:

•	increased volume within our Architectural segment businesses resulting from improved project flow, market improvement, market share growth, and effects of the Architectural Wall Solutions, Inc. (AWallS) acquisition completed in the fourth quarter of fiscal 2005.

•	Consolidated net sales increased 13.5 percent, or $61.3 million, during the nine months ended November 26, 2005 compared to the prior-year period for the reasons mentioned above as well as a product-mix shift to higher value-added products and increased framed art sales within the Large-Scale Optical (LSO) segment.

•	Gross profit as a percent of sales for the quarter ended November 26, 2005, as compared to the prior-year period, decreased slightly to 19.1 percent from 19.2 percent.

•	the margin impact of the carryover effect of unplanned equipment downtime and startup of new equipment was partially offset by margin improvement gained by the higher level of business activity within the Architectural segment.

•	Gross profit as a percent of sales for the nine months ended November 26, 2005, as compared to the prior-year period, increased to 18.6 percent from 18.5 percent primarily as a result of:

•	the product-mix shift to higher value-added products within the LSO segment,

•	increased capacity utilization within the Architectural segment partially offset by unplanned equipment downtime.

•	Selling, general and administrative (SG&A) expenses for the third quarter were flat as a percent of sales, while total SG&A expense increased by $2.9 million compared to the prior-year period primarily as a result of the AWallS acquisition. For the nine-month period ended November 26, 2005, SG&A expenses as a percent of sales decreased to 14.1 percent from 14.2 percent, while the total expense increased $8.2 million, compared to the prior-year period. The increase in SG&A expenses for the nine-month period relates primarily to:

•	overall increases in SG&A expenses relating to the AWallS acquisition in the fourth quarter of fiscal 2005,

•	increased incentive compensation expenses due to improved financial performance, and

•	realignment charges of $0.8 million during the first half of fiscal 2006, which negatively impacted SG&A expense as a percent of sales by 0.2 percent for the nine-month period ended November 26, 2005.

•	The decrease in interest income of $1.3 million for the nine months ended November 26, 2005, compared to the prior year period, primarily resulted from interest received on an U.S. federal income tax refund in the prior-year period.

•	Equity in affiliated companies includes our 34 percent interest in an automotive replacement glass distribution business, PPG Auto Glass, LLC. For the nine months ended November 26, 2005, income of $2.6 million compared positively to a loss of $0.5 million in the prior-year period. This increase in income is related to operational improvements, increased volume and improved market pricing.

•	The decrease in the effective income tax rate to 10.9 percent in the third quarter of fiscal 2006 from 31.3 percent for the prior year period and to 25.2 percent from 30.2 percent for the nine-month period is primarily due to a non-cash resolution of certain tax matters, including completion of various audits and reviews by taxing authorities.

Segment Analysis

The following table presents sales and operating income data for our three segments and on a consolidated basis for the three and nine-month periods ended November 26, 2005, when compared to the corresponding periods a year ago.

	Three months ended			Nine months ended
(In thousands)	Nov. 26, 2005	Nov. 27, 2004	% Change	Nov. 26, 2005	Nov. 27, 2004	% Change
Net Sales
Architectural	$146,916	$130,329	12.7%	$423,084	$373,090	13.4%
Large-Scale Optical	21,660	18,814	15.1	66,759	55,069	21.2
Auto Glass	8,876	8,021	10.7	25,596	25,885	(1.1)
Intersegment eliminations	(32)	(18)	NM	(158)	(40)	NM

Net sales	$177,420	$157,146	12.9%	$515,281	$454,004	13.5%

Operating Income (Loss)
Architectural	$5,833	$5,251	11.1%	$13,364	$13,058	2.3%
Large-Scale Optical	3,596	3,280	9.6	11,702	5,530	111.6
Auto Glass	496	584	(15.1)	14	2,963	(99.5)
Corporate and other	(531)	(651)	NM	(1,832)	(1,859)	NM

Operating income	$9,394	$8,464	11.0%	$23,248	$19,692	18.1%

NM	= Not Meaningful

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•	Third quarter net sales of $146.9 million increased 12.7 percent in comparison with the prior-year period as a result of increased volume and improved project cost flow in high-end condominiums, government and institutional work. Additionally, the current quarter projects included a higher mix of value-added energy-efficient, hurricane and blast products, thus contributing to increased revenues. For the nine months, revenues of $423.1 million increased 13.4 percent over the prior period for the reasons previously stated. The acquisition of AWallS in the fourth quarter of fiscal 2005 represents 3.9 percent of third quarter fiscal 2006 net sales and 3.4 percent for the nine months ended November 26, 2005, as we complete work from the acquired backlog.

•	Operating income for the third quarter of $5.8 million increased 11.1 percent from $5.3 million in the prior-year period. The increase reflects the higher sales volume; however, the margin for the quarterly period remained flat as a result of the impact of the carryover effect of unplanned equipment downtime and startup of new equipment, partially offset by margin improvement gained by the higher level of business activity. For the nine-month period ended November 26, 2005, operating income was $13.4 million, which was a 2.3 percent increase from the prior year of $13.1 million, while margins decreased to 3.2 percent from 3.5 percent compared to the prior year as a result of lower margin work in the first half of the year.

•	Architectural backlog, at November 26, 2005, increased to $316.6 million from $220.1 million at fiscal 2005 year-end. The backlog increases during the year came from all of our architectural businesses, and we are currently seeing very strong bidding activity throughout the segment.

Large-Scale Optical Technologies (LSO)

•	Third quarter revenues were $21.7 million, up 15.1 percent in comparison with prior-year period as a result of increased sales of higher value-added picture framing products and framed art. For the nine months ended November 26, 2005, LSO revenues were $66.8 million, up 21.2 percent in comparison with prior-year period for the same reasons.

•	Operating income for the third quarter of $3.6 million improved from $3.3 million in the prior-year period but margins declined to 16.6 percent in the current period from 17.4 percent in the prior-year period. This decrease is the result of a shift in timing of sales of value-added products from the third quarter to the first half of the current year, offsetting the traditionally stronger second-half business. For the nine months ended November 26, 2005, operating income was $11.7 million, up from $5.5 million from the prior year as conversion of the custom framing market from clear glass to value-added glass, as well as to higher-end, value-added products, continued. Operating margin of 17.5 percent for the nine months ended November 26, 2005, compared to 10.0 percent in the prior-year period, also benefited from consolidation of the segment’s two operating facilities in fiscal 2005 and the reallocation of manufacturing capacity to picture framing glass from consumer electronics.

Automotive Replacement Glass and Services (Auto Glass)

•	Third quarter revenues of $8.9 million were up 10.7 percent from the prior-year period as a result of increased volume. For the nine months ended November 26, 2005, revenues were $25.6 million, down 1.1 percent primarily due to decreased volume and lower pricing during the first quarter.

•	Operating income of $0.5 million for the third quarter was down slightly from the $0.6 reported in the prior year. For the nine-month period ended November 26, 2005, the segment was at break-even compared to $3.0 million of operating income in the prior-year period. The decreased operating income for the nine-month period was a result of lower volume and pricing in fiscal 2006.

•	Current year operating results included a charge related to the conclusion of the supply agreement with PPG Industries. We are transitioning the Auto Glass segment to focus on selling to aftermarket manufacturers following the end of this agreement.

Consolidated Backlog

•	At November 26, 2005, Apogee’s consolidated backlog was $322.8 million, up 40.1 percent from the $230.4 million reported at February 26, 2005 as a result of the improved market conditions and increased market share.

•	The backlog of the Architectural segment represented 98.1 percent of the Company’s consolidated backlog.

•	The Company views backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in its business. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of the Company’s sales, the Company does not believe that backlog should be used as the sole indicator of future earnings of the Company.

Liquidity and Capital Resources

	Nine months ended
(Cash effect, in thousands)	Nov. 26, 2005	Nov. 27, 2004
Net cash provided by operating activities	$17,207	$22,642
Capital expenditures and acquisitions of intangible assets	(22,494)	(14,515)
Net increase (decrease) in borrowings	8,700	(4,658)
Dividends paid	(5,282)	(4,988)
(Decrease) increase in cash and cash equivalents	(2,244)	1,748

Operating Activities. Cash provided by operating activities was $17.2 million through the first nine months of fiscal 2006, compared to $22.6 million in the prior-year period. The most significant item that contributed to the decrease from the prior-year period is the increase in non-cash working capital (current assets less cash and cash equivalents, less current liabilities), offset by improved earnings. The increase in non-cash working capital of $12.1 million compared to year-end is primarily due to increases in accounts receivable and inventory as a result of increased business activity.

Investing Activities. Through the nine months of fiscal 2006, investing activities used cash of $23.0 million, compared to $10.1 million in the same period last year, primarily as a result of increased capital expenditures. New capital investment through the nine months of fiscal 2006 totaled $22.5 million, which includes spending for our architectural glass capacity expansion in Statesboro, GA and modernization in Owatonna, MN and the purchase of a used coater for our southwest United States expansion that we intend to upgrade to current technology. This compares to $14.5 million in the prior-year period.

In fiscal 2006, the Company’s total capital expenditures include the expansion of our Statesboro, GA plant and other architectural glass upgrades, costs as necessary to maintain existing facilities, safety and information systems, as well as some capacity improvements within the LSO segment. In the second quarter of fiscal 2006, the Company announced plans for a new architectural glass plant to be located in the southwest United States which is expected to be operational in fiscal 2008 and is expected to cost approximately $25 million, which includes $4.7 million expended in the third quarter of fiscal 2006. Total capital expenditures for fiscal 2006 are expected to be approximately $30.0 million, excluding any acquisitions.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings increased to $44.0 million at November 26, 2005 from the $35.3 million outstanding at February 26, 2005, due to the timing of capital investments and seasonal working capital changes. The majority of our long-term debt, $35.6 million, consisted of bank borrowings under our new $100.0 million syndicated revolving credit facility. We have paid $5.3 million in dividends during the current year, compared to $5.0 million in the prior-year nine-month period. Our debt-to-total-capital ratio was 18.5 percent at November 26, 2005, up from 16.5 percent at February 26, 2005.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of Common Stock in the open market at prevailing market prices. The Company repurchased 285,324 shares under this program, for a total of $3.2 million through February 26, 2005. The Company repurchased an additional 148,500 shares during fiscal 2006 under this program for $2.4 million; this makes for 433,824 total shares repurchased at a total of $5.6 million since the inception of the share repurchase program. We have remaining authority to repurchase 1,066,176 shares under this program. It is our present intention to use the program primarily to offset the dilutive impact of employee stock option exercises and to fund our equity-based compensation plans.

Other Financing Activities. The following summarizes significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Borrowings under credit facility	$—	$—	$—	$—	$—	$35,600	$35,600
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Operating leases (undiscounted)	2,567	10,234	8,922	4,020	3,414	10,656	39,813
Purchase obligations	7,638	3,517	—	—	—	—	11,155
Interest on fixed-rate debt	236	704	384	6	—	—	1,330
Other obligations	141	307	303	303	303	—	1,357

Total cash obligations	$10,582	$14,762	$9,609	$4,329	$3,717	$54,656	$97,655

During the first quarter of fiscal 2006, the Company entered into a five-year, unsecured, revolving credit facility, which expires in May 2010 (the Company’s fiscal 2011) in the amount of $100.0 million, with a $75.0 million optional expansion feature. Borrowings of $35.6 million were outstanding as of November 26, 2005. The credit facility requires the Company to maintain a minimum level of net worth based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at November 26, 2005 was $154.9 million, whereas the Company’s actual net worth was $193.7 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.87 at November 26, 2005. If the Company is not in compliance with either of these ratios, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At November 26, 2005, the Company was in compliance with the financial covenants of the credit facility. This credit facility replaces the Company’s four-year, unsecured, revolving credit facility in the amount of $125.0 million, of which $26.8 million of borrowings were outstanding as of February 26, 2005.

From time to time, we acquire the use of certain assets, such as warehouses, automobiles, forklifts, vehicles, office equipment, hardware, software and some manufacturing equipment through operating leases. Many of these operating leases have termination penalties. However, because the assets are used in the conduct of our business operations, it is unlikely that any significant portion of these operating leases would be terminated prior to the normal expiration of their lease terms. Therefore, we consider the risk related to termination penalties to be minimal.

The other obligations in the table above relate to non-compete and consulting agreements with current and former employees.

	Amount of Commitment Expiration Per Period
(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Standby letters of credit	$101	$125	$4,386	$1,355	$—	$—	$5,967

In addition to the above standby letters of credit, which are predominantly issued for performance-related bonds in our discontinued European curtainwall business, we are required, in the ordinary course of business, to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in our backlog. At November 26, 2005, these bonds totaled $77.1 million. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

The Company maintains an interest rate swap agreement that effectively converts $25.0 million of variable rate borrowings into fixed rate obligations. The swap agreement expires in the first quarter of fiscal 2009. The notional value of the swap decreases from $25.0 million at November 26, 2005, to $4.5 million at the expiration of March 29, 2008. The Company receives payments at variable rates while making payments at a fixed rate of 5.01 percent.

We experienced a material increase in our premiums and risk retention for our first-party product liability coverages in fiscal 2003, and although we have been able to continue these coverages through fiscal 2006, the premiums and retention have remained high. A material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2006, we believe that current cash on hand, cash generated from operating activities and available capacity under our committed revolving credit facility should be adequate to fund our working capital requirements and planned capital expenditures.

Outlook

The following statements are based on current expectations for full-year fiscal 2006 results. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to increase 10 to 12 percent compared to fiscal 2005.

•	Architectural segment revenues are expected to increase 11 to 13 percent during the year through market improvement, share gain resulting from success of growth initiatives and results from the acquisition of AWallS.

•	LSO segment revenues are expected to be up 10 to 12 percent compared to the prior year, with growth in picture framing glazing products and framed art products continuing to be somewhat offset by the shift away from select consumer electronics products. Sales of value-added picture framing products are expected to grow more than 20 percent.

•	Auto Glass segment revenues are expected to be approximately 4 percent lower than fiscal 2005.

•	Annual gross margins are expected to be flat to slightly up from prior year, as operational improvements, better project mix and cost reductions are somewhat offset by higher costs for wages, health insurance, materials, utilities and freight.

•	Expected annual operating margins by segment are: Architectural, approximately 3.4 to 3.6 percent; LSO, approximately 16 percent; and Auto Glass, break-even to slightly better.

•	SG&A expenses as a percent of sales are projected to be slightly higher than 14 percent.

•	Equity in affiliates, which reflects Apogee’s portion of the results of the PPG Auto Glass joint venture, is expected to report earnings of more than $2 million due to increased volume and operational improvements.

•	Full-year capital expenditures are targeted at $30 million, excluding any strategic initiatives.

•	Depreciation and amortization are estimated at $18 to $19 million for the year.

•	Debt is expected to be approximately $45 to $50 million by fiscal year-end.

•	The effective tax rate for the full year is anticipated to be 27 to 28 percent, including the effect of the third quarter net benefit.

•	Earnings per share from continuing operations are expected to range from $0.81 to $0.87 for the full year, including the effect of the third quarter net tax benefit.

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

As a result of its acquisition of AWallS, the Company has leased a facility located in Bolingbrook, IL from the former owners, two of whom remain employees of the Company’s installation business, and neither of whom are officers of the Company.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls. There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 26, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2006:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (b)
Aug. 28, 2005 through Sept. 24, 2005	194	$14.65	—	1,214,676
Sept 25, 2005 through Oct. 22, 2005	97,529	16.00	95,000	1,119,676
Oct. 23, 2005 through Nov. 26, 2005	53,597	16.20	53,500	1,066,176

Total	151,320		148,500	1,066,176

(a)	The purchases in this column include those shares surrendered to us by plan participants in order to satisfy a stock-for-stock option exercise or withholding tax obligations related to stock based compensation. These purchases are not part of a publicly announced plan or program.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. This repurchase program does not have an expiration date.

Item 6. Exhibits

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date January 5, 2006	By:	/s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer

Date: January 5, 2006	By:	/s/ James S. Porter
James S. Porter
Chief Financial Officer