Form 10-K
period 2006-02-25
APOGEE ENTERPRISES INC
filed 2006-04-26
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 25, 2006

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

(952) 835-1874

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.33 1/3 Par Value

(Title of each class )

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.)

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 27, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $413,570,484 (based on the closing price of $14.84 per share as reported by Nasdaq as of that date.)

As of April 18, 2006, there were approximately 27,973,000 shares of the registrant’s Common Stock, $0.33 1/3 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

APOGEE ENTERPRISES, INC.

Annual Report on Form 10-K

For the fiscal year ended February 25, 2006

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

The Company is comprised of three reporting segments to match the markets they serve:

•	The Architectural Products and Services segment designs, engineers, fabricates, installs, maintains and renovates the walls of glass and windows comprising the outside skin of commercial and institutional buildings.

•	The Large-Scale Optical Technologies segment manufactures value-added glass and acrylic products for the custom framing market, sells pre-framed art, and produces optical thin film coatings for consumer electronics displays.

•	The Automotive Replacement Glass and Services segment fabricates aftermarket foreign and domestic automobile replacement windshields and windows, and recreational vehicle and bus windshields.

Financial information about the Company’s segments can be found in Note 17 to the Consolidated Financial Statements of the Company contained elsewhere in this report.

Products

The following tables describe our products and services.

Architectural Products and Services (Architectural) Segment

The Architectural segment primarily provides products that make up the outside skin of commercial buildings. These can be broken down into two types: window systems and curtainwall systems. The segment also provides installation, maintenance and renovation services for window and curtainwall systems, as well as paint and anodizing coating services for metal and plastic components used in window and curtainwall systems and other products.

Window systems can be provided as either standard or engineered-to-order systems that can be either operable or non-operable. Operable window systems include projected windows, that project out or in from the plane of the wall and are side hinged or pivoted at the jambs; rolling windows that slide horizontally along a master frame; and hung windows, vertically operated windows in which the weight of the sash is offset by a balance mounted in the window frame. Curtainwall is a highly engineered wall system consisting primarily of a series of glass panels set in aluminum frames that are primarily inoperable and metal panels or spandrel (non-vision glass).

The following table describes the products and services provided by the Architectural Segment.

Products and Services	Product Attributes	Description

Architectural Glass	Insulating Glass	Increases a window’s thermal performance; constructed with two or more pieces of glass separated by a desiccant-filled spacer and sealed with an organic sealant. The desiccant absorbs the insulating glass unit’s internal moisture.

	Laminated Glass	Consists of two or more pieces of glass fused with a vinyl or urethane interlayer and is used primarily for skylight, security and hurricane-resistant applications.

	Energy- Efficient Coated Glass	Provides solar control, both minimizing heat gain and controlling thermal transfer, by adding coatings to glass. In addition, coatings add color and varying levels of reflectivity. Each coating, whether metal, solarscreen or low-emissivity (energy-efficient), provides different aesthetic and performance criteria and offers a range of light and thermal transmission levels. Low-emissivity coatings, which may be used alone or with other coatings, are layers of metals, invisible to the naked eye, deposited on glass through a vacuum sputter process that selectively limit the transfer of heat through the glass, while allowing a controlled percentage of visible light through the glass.

	Spandrel	The use of full coverage paint on insulated glass or polyester opacifier film backing on high performance coated glass for the non-vision areas of the building.

	Silk-Screened Glass	Glass which has been painted to create patterns in a wide array of colors. Silkscreening is an architectural design element and it can improve the solar control performance of glass.

	Tempered Glass	Heat-strengthened glass. Heat soaked/tempered glass.

Architectural Services	Fluorpolymer Coatings (paint)	Electrostatic applications of high quality, solvent-based paints which are applied to metal window frames, curtainwall systems, and other metal and plastic components. Painting of plastic includes applications of UV protection and durable paint applied to polyvinyl chloride (PVC) parts. These paints on metals are sometimes preferred over anodizing because of the wider color selection.

	Anodize	The immersion of a light metal, typically aluminum, into a series of electrically charged chemical baths to create a very strong, weather resistant film of aluminum oxide, often colored, at the surface.

	New Construction Glass Installation	Comprehensive design, engineering, procurement, fabrication and installation of curtainwall and window systems for commercial and institutional buildings.

	Renovation	Revitalizing and updating the building façade which helps to extend the life of a building. In-house engineering capabilities allow the Company to duplicate the original design or create a completely new appearance for renovated buildings.

	Other Services	24-hour complete repair and replacement of damaged glass, including commercial glass replacement, repair of doors, custom mirror work and security glass.

Large-Scale Optical Technologies (LSO) Segment

The LSO segment provides, primarily, coated glass and acrylic for use in picture framing applications. The primary variables in the glass used for picture framing products are the size, thickness and coating to give the glass UV protection and/or anti-reflective properties. This segment also produces optical thin coatings for consumer electronic displays such as projection televisions (PTVs) and computer screens and markets and sells pre-framed art reproductions and mirrors.

Products and Services	Product Attributes	Description

Picture- Framing Glass & Acrylic	Anti- Reflective Glass	Significantly reduces reflection (glare) and significantly increases transmission (clarity). Using a process exclusive to the Company, highly energized metals (or oxides) are deposited onto the glass in precisely controlled thicknesses. This ensures the most consistent, durable quality and the highest brightness and contrast levels available.

	Conservation Glass	The product of a unique coating process which blocks up to 98 percent of the ultraviolet rays in the 300-380 nanometer range of the light spectrum to protect pictures and art from extensive damage related to the sun’s UV rays.

	Anti-Reflective Acrylic	Utilizes anti-reflective coatings on acrylic to reduce glare and static charge on the surface.

Wall Décor	Pre-Framed Art	Wall décor, which includes pre-framed art reproductions and mirrors.

Consumer Electronics	PTV Mirrors	Patented multi-layer aluminum mirror coatings which are sputter deposited onto float glass and certified flat float glass substrates used to make the front surface mirrors in PTV systems.

Automotive Replacement Glass and Services (Auto Glass) Segment

The Auto Glass segment fabricates aftermarket foreign and domestic automobile replacement windshields and windows, and original equipment manufacturers’ (OEM) and replacement windshields for recreational vehicles (RV) and buses. Products in this segment meet size and technical specifications determined by vehicle type.

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

Markets and Distribution Channels

Architectural Segment. Within the architectural commercial glass markets, Apogee is well positioned as the leader in North America in the supply of a wide range of high-performance architectural glass products to the commercial and institutional building industry. Within this market, we serve the two largest sectors: the custom-coatings market, which requires custom coated, fabricated products for large, complex commercial or institutional building projects with lead times typically longer than four weeks, and the standard architectural glass market, which demands both coated and uncoated glass that can be installed in basic insulated glass (IG) units or laminated and delivered on average in four weeks or less.

Within the architectural services market Apogee is one of only a few companies to have a national presence with operations in 16 metropolitan areas across the United States. While the installation of building glass in new construction projects is the primary focus of our installation business, we also offer glass services and retrofitting or renovating the outside skin of older commercial and institutional buildings. Our in-house engineering capabilities allow us to duplicate the design of the original window or curtainwall system or create a completely new appearance for renovated buildings. Whether building new or renovating an existing building, the Architectural segment provides aluminum windows or curtainwall systems to enhance the aesthetics and energy efficiency of the building. This segment engineers and manufactures engineered to order window and wall systems for many complex commercial and institutional building projects, as well as cost-effective standard and modified-standard windows for budget-conscious schools, hospitals and condominiums.

We develop, market and sell a variety of hurricane window and curtainwall systems and laminated glass that are used in hurricane window and curtainwall systems manufactured by us and others. Although enforcement of new hurricane and energy codes has been inconsistent in prior years, we anticipate increased enforcement of these codes and expect demand for hurricane and energy efficient glass to increase in coming years. Our businesses are also capturing major government projects requiring blast-resistant glass.

Our Architectural segment also includes finishing services for the architectural, industrial and commercial metal fabricator markets, as well as for building product manufacturers and residential and commercial interior window shutter businesses in the Unites States and Canada.

Our Architectural segment products are marketed primarily in North America through a nationwide network of independent distributors and direct sales staff, with less than 10 percent of our revenues shipped to locations outside North America. Our installation, renovation and repair services are marketed primarily in major metropolitan areas of the United States. Our customers are a combination of general contractors, building owners, architects and glazing subcontractors in the non-residential commercial construction market. All of the businesses within the Architectural segment manufacture their products by fabricating glass and/or metals in a job shop environment. Products are shipped to the job site or other location where further assembly or glazing may be required.

LSO Segment. The Company’s Tru Vue brand is one of the largest domestically manufactured brands for the value-added picture-framing glazing market. Under this brand, products are distributed primarily in North America, through direct and independent distributors, which, in turn, supply local picture-framing shops. The Company also has limited distribution in Europe, Australia and New Zealand. We continue to convert the custom picture framing industry from clear glass to our proprietary value-added glass and acrylic, which preserves pictures and art. Through the Company’s leadership, the custom picture framing industry continues to convert from clear glass to value-added picture framing glass and acrylic, a trend that is expected to continue and has helped us boost our sales of value-added products.

This segment has also historically produced optical coatings for glass and acrylic for display and imaging applications for the consumer electronics market. These products are used in projection televisions, as well as privacy filters for display monitors to both domestic and foreign manufacturers of consumer electronics products and accessories. We have been transitioning away from the majority of consumer electronics coatings to focus on the production of value-added picture framing glass products. This segment also produces and sells pre-framed reproduction art to retail chains primarily through trade shows.

Auto Glass Segment. The Company’s manufacturing business serves primarily two windshield markets, the domestic market for foreign and domestic automotive ARG and OEM and aftermarket replacement windshields for recreational vehicles and buses.

In an effort to enhance efficiency, geographic coverage and customer service in the distribution of automotive replacement glass, the Company and PPG combined their U.S. automotive replacement glass distribution businesses in July 2000 to create a new entity, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The results of PPG Auto Glass are recorded in earnings from equity in affiliated companies.

In connection with the formation of PPG Auto Glass, we agreed to supply the joint venture, through PPG, with most of our windshield fabrication capacity at agreed upon terms and conditions for a period of five years. The windshield supply agreement with PPG expired in July 2005, during our quarter ended August 27, 2005. We continue to transition the Auto Glass segment to focus on selling ARG to wholesalers and distributors, including PPG, following the termination of this supply agreement and continue to focus on the OEM and aftermarket replacement windshields for the RV and bus markets.

During fiscal 2004, the Company sold its subsidiary, Harmon AutoGlass, an automotive replacement glass installation company. Further information regarding the transaction is provided under “Discontinued Operations” in Item 7 and Item 8, Note 14 of the Notes to Consolidated Financial Statements.

Warranties

We offer product warranties which we believe are competitive for the markets in which those products are sold. The nature and extent of these warranties depend upon the product, the market and in some cases the customer being served. Our architectural glass, curtainwall and window system products generally offer warranties from two to 10 years, while our other products offer warranties of two years or less. In the event of a claim against a product in which we have received a warranty from the supplier, we will pass the claim back to our supplier. We carry liability insurance with very high deductibles for product failures and reserve for warranty exposures, as our insurance does not cover warranty claims. There can be no assurance that our insurance will be sufficient to cover all liability claims in the future or that the costs of this insurance and the related deductibles will not increase materially or that liability insurance for product failures will be available on terms acceptable to the Company in the future.

Sources and Availability of Raw Materials

Materials used within the Architectural segment include raw glass, vinyl, insulated glass spacer frames, silicone, desiccant, metal targets, aluminum extrusions, chemicals, paints, lumber, urethane and plastic extrusions. All of these materials are readily available from a number of sources, and no supplier delays or shortages are anticipated. While certain glass products may only be available at certain times of the year, all standard glass colors are available throughout the year in abundant quantities. Glass manufacturers have applied surcharges to the cost of glass over the past several years to help offset the increase in energy and fuel costs. We have also seen recent increases in the cost of aluminum that is used in our window and curtainwall systems. Where applicable, we have passed these increases on to our customers in the form of surcharges. Chemicals purchased range from commodity to specifically formulated chemistries.

Materials used within the LSO segment include glass, hard-coated acrylic, acrylic substrates, coating materials and chemicals. Currently, the chemicals used for our UV-resistant coating are readily available from only one supplier that meets the Company’s specifications for this proprietary technology. This segment has also incurred energy surcharges from glass manufacturers over the past several years. We have tried to pass on these costs to our customers in the form of moderate price increases.

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

Within the LSO segment, Viratec®, Tru Vue®, TruGuard®, Conservation Clear®, Conservation Reflection Control®, Museum Glass®, Conservation PerfectVue®, Optium®, Pricing for Profit®, AR Glass®, Reflection Control®, UltraClear® and PerfectView® are registered trademarks. Reflection Free Acrylic™ and Museum Security Glass™ are unregistered trademarks of the Company. The Company has several patents pertaining to our glass coating methods and products, including our UV coating and etch processes for anti-reflective glass for the picture framing industry.

PPG Auto Glass™ is a trademark of PPG Industries, Inc.

Seasonality

Within the Architectural segment, there is a slight seasonal effect following the commercial construction industry, with higher demand in late spring to early winter (our second through fourth quarters). The construction industry is highly cyclical in nature and can be influenced differently by the effects of the localized economy in geographic markets.

Within the LSO segment, picture framing glass sales tend to have an increase in the pre-holiday, late fall to early winter, timeframe (our third quarter). However, the timing of promotional activities may offset some of this seasonal impact.

The markets that are served by the businesses in the Auto Glass segment tend to be seasonal in nature. However, as a part of our supply agreement with PPG, effective as of July 2000, we were allowed to spread the production and sales of our after-market automotive replacement windshield products over the year, resulting in a reduced impact of the seasonality factors from fiscal 2001 through fiscal 2006. With the end of this supply agreement during fiscal 2006, we expect to experience more seasonality in this segment; and anticipate seeing the highest level of demand for our products during the late spring and summer months (our second quarter).

Working Capital Requirements

Within the Architectural segment, receivables relating to contractual retention amounts can be outstanding through the project duration. Payment terms offered to our customers are similar to those offered by others in the industry. Inventory requirements are not significant to the businesses within this segment since we make-to-order rather than build-to-stock for the majority of our products. As a result, inventory levels follow the customer demand for the products produced.

Since the LSO segment builds-to-stock for the majority of its products, it requires greater inventory levels to meet the demands of its customers.

As a result of the five-year PPG supply agreement, which expired in July 2005, the Company’s Auto Glass manufacturing unit maintained level volumes throughout the year for PPG, which purchased and stored the product at a PPG warehouse. This enabled the Company to maintain limited finished goods inventory within the segment, which resulted in lower demand on working capital. Since the agreement ended in July 2005, we have experienced a small increase in finished goods inventory to allow for fluctuations in demand from our ARG wholesale and large independent autoglass retail customers.

Dependence on a Single Customer

We do not have any one customer that exceeds 10 percent of the Company’s consolidated revenues; however, there are important customers within each of our segments, the loss of one or more of which could have an adverse effect on the Company.

Backlog

At February 25, 2006, the Company’s total backlog of orders considered to be firm was $328.7 million, compared with $230.4 million at February 26, 2005. Of this amount, approximately $321.0 million and $220.1 million of the orders were in the Architectural segment at February 25, 2006 and February 26, 2005, respectively. $284.7 million, or 87 percent, of the Company’s backlog is expected to be produced and shipped in fiscal 2007 compared to $225.7 million, or 98 percent in the past year.

The Company views backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in its business. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of the Company’s sales, the Company does not believe that backlog should be used as the sole indicator of future earnings of the Company.

Competitive Conditions

Architectural Segment. The markets served by the businesses within the Architectural segment are very competitive, price and lead-time sensitive, and are affected by changes in the North American commercial construction industry as well as changes in general economic conditions including; interest rates, material costs, office vacancy rates, building construction start-ups and office absorption rates. As each of these economic indicators moves favorably, our businesses typically experience proportionate levels of sales growth, and vice versa. The companies within the Architectural segment primarily serve the custom portion of the construction market which is generally highly fragmented and where the primary competitive factors are price, product quality, reliable service, warranty and the ability to provide technical engineering and design services. We believe that we are in the early stages of a commercial construction industry upturn.

The Architectural segment must maintain significant relationships with general contractors, who are normally each business’ direct or indirect customers, and architects throughout a construction project. This is due to the high degree of dependence on the general contractors and architects for project initiation and development of specifications. Additionally, the timing of a project is dependent on the general contractor’s schedule and ability to maintain this schedule. If a general contractor fails to keep a construction project on its established timeline, the profitability of the project for our installation business could be negatively impacted.

In recent times, there has been a shift in competition within the Architectural segment’s largest market served, architectural commercial glass. Along with the glass fabricators in the custom-coatings market, competition has expanded to include regional glass fabricators with shorter lead times incorporating high performance, post-temperable glass products, procured from primary glass suppliers, into their insulated glass products. The availability of these products has enabled the regional fabricators in some cases to bid on more complex projects than in the past. Additionally, when demand for high-end products is low, our segment businesses tend to vie for business at the lower end of the high-performance spectrum. During the second quarter of fiscal 2005, a glass fabricator of complex coated architectural glass within our custom-coatings market exited the North American market, causing a slight increase in our backlogs and lead-times.

When providing glass installation and services, we largely compete against local and regional construction companies and installation contractors where the primary competitive factors are quality engineering, service and price. We compete against several major aluminum window manufacturers in various market niches. With window products at the high-end of the performance scale and one of the industry’s best standard window warranties for repair or replacement of defective product, this sector effectively leverages a reputation for engineering quality and delivery dependability into a position as a preferred provider for high-performance products. Within the architectural finishing market, we compete against regional paint and anodizing companies.

LSO Segment. Product attributes, pricing, service and quality are the primary competitive factors in the markets within the LSO segment. The Company’s competitive strength includes our excellent relationships with our customers. We compete in the value-added picture framing glass markets in North America based on the product performance afforded by our proprietary and/or patented processes along with customer partnering. While there is significant price sensitivity in regard to sales of clear glass to picture framers, there is less pricing pressure on our value-added glass products due to the number of competitors that sell these products.

This segment also competes with a few significant coating manufacturers and fabricators and numerous smaller specialty coaters and fabricators in North America and abroad in the consumer electronics part of its business. Customers’ selection of anti-reflective products is driven by quality, price, service and capacity.

Auto Glass Segment. The Auto Glass segment competes with OEM and aftermarket replacement windshields for recreational vehicle/bus glass manufacturers and aftermarket automotive replacement glass fabrication facilities worldwide on the basis of pricing and customer service. Pricing through the entire domestic supply chain for ARG aftermarket has been affected by overcapacity in the market, the influx of imported products, reduced reimbursements by insurance companies and the increase in repair services.

Research and Development

The amount spent on research and development activities over the past three fiscal years was $4.0 million, $3.9 million and $3.5 million in fiscal 2006, 2005 and 2004, respectively. Our research and development has been focused primarily upon development of new proprietary products within the Architectural and LSO segments and window system enhancements in our Architectural segment.

Environment

We use hazardous materials in our manufacturing operations and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of wastes. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that we believe enable us to deal properly with the regulated materials used in our manufacturing processes and wastes created by the production processes, and we have implemented a program to monitor our compliance with environmental laws and regulations. Although we believe we are currently in material compliance with such laws and regulations, current or future laws and regulations could require us to make substantial expenditures for compliance with chemical exposure, waste treatment or disposal regulations. During fiscal 2006, 2005 and 2004, we spent approximately $0.2 million, $0.5 million and $0, respectively, at facilities to reduce wastewater solids and further reduce hazardous air emissions. We expect to incur costs to continue to comply with laws and regulations in the future, but do not expect these to be material to our financial statements.

Employees

The Company employed 4,465 persons on February 25, 2006; approximately 800 of these employees were represented by labor unions. The Company is a party to 68 collective bargaining agreements with several different unions. None of the collective bargaining agreements are set to expire during fiscal 2007. The number of collective bargaining agreements to which the Company is a party will vary with the number of cities in which our Harmon, Inc. subsidiary has active construction contracts. The Company considers its employee relations to be very good and has not recently experienced any significant loss of workdays due to strike. We are highly dependent upon the continued employment of certain technical and management personnel.

Acquisition of Architectural Wall Solutions, Inc. (AWallS)

In fiscal 2005, the Architectural segment expanded its glass installation business by purchasing the assets of a commercial glass installation business in the United States. Further information regarding this transaction is provided under “Acquisitions” in Item 7 and Item 8, Note 6 of the Notes to Consolidated Financial Statements.

Sale of Harmon AutoGlass

During fiscal 2004, the Company sold its subsidiary, Harmon AutoGlass. Further information regarding the transaction is provided under “Discontinued Operations” in Item 7 and Item 8, Note 14 of the Notes to Consolidated Financial Statements.

Foreign Operations and Export Sales

During the years ended February 25, 2006, February 26, 2005 and February 28, 2004, the Company’s export sales, principally from Architectural operations, amounted to approximately $39.5 million, $36.9 million and $30.3 million, respectively.

Available Information

The Company maintains a website at www.apog.com. Through a link to a third-party content provider, this corporate website provides free access to the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after electronic filing such material with, or furnishing it to, the Securities and Exchange Commission. Also available on our website are various corporate governance documents, including our Code of Business Ethics and Conduct, Corporate Governance Guidelines, and charters for the Audit, Compensation, Finance and Enterprise Risk, and Nominating and Corporate Governance Committees.

ITEM 1A. RISK FACTORS

Our business faces many risks. Any of the risks discussed below, or elsewhere in the Form 10-K or our other filings with the Securities and Exchange Commission, could have a material impact on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

Operational Risks

Architectural Products and Services (Architectural)

The Architectural segment designs, engineers, fabricates, installs, maintains and renovates the walls of glass and windows comprising the outside skin of commercial and institutional buildings. This segment has tended to follow the cyclical nature of the North American commercial construction industry and has traditionally outperformed its respective markets. There can be no assurance the trends experienced by the segment will continue.

The Architectural segments markets are very competitive. The markets that this segment serves are very competitive, price and lead-time sensitive and are impacted by changes in the North American commercial construction industry, including unforeseen delays in project timing and work flow. It competes with several large integrated glass manufacturers, numerous specialty, architectural glass and window fabricators, and major contractors and subcontractors. Many of the Company’s competitors have greater financial or other resources than the Company. Product capabilities, quality, pricing, warranty, service and product lead-times are the primary competitive factors in this market. Changes in our competitor’s products, prices or services could negatively impact our ability to increase revenues, maintain our margins and increase our market share.

Economic conditions and the cyclical nature of the North American commercial construction industry could have a major impact on the profitability of this segment. Given that there has traditionally been a lag between the general world-wide economy and the commercial construction industry and an additional approximate nine-month lag as it relates to our products and services, economic conditions may adversely impact the markets we serve.

The Architectural segment results could be adversely impacted by product quality and performance. We manufacture or install products based on specific requirements of each of our customers. We believe that future orders of our products or services will depend on our ability to maintain the performance, reliability and quality standards required by our customers. If our products or services have performance, reliability or quality problems, we may experience delays in the collection of accounts receivables, higher manufacturing or installation costs, additional warranty and service expense, and reduced, cancelled or discontinued orders. Additionally, performance, reliability or quality claims from our customers, with or without merit, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages.

The Architectural results could be adversely impacted by capacity utilization and facility ramp-ups. The Architectural segment’s near-term growth depends, to a significant degree, on its ability to fully utilize its capacity at its production facilities, especially as we begin to increase our capacity for our glass coating business with the construction of the glass fabrication facility in St. George, Utah, which is expected to become operational during the first quarter of fiscal 2008. The failure to have sufficient capacity or to utilize capacity fully when needed, or to successfully integrate and manage additional capacity in the future, could adversely affect our relationships with customers, cause customers to buy similar products from our competitors if we are unable to meet their needs, causing us to operate at less profitable levels.

Large-Scale Optical Technologies (LSO)

The LSO segment develops and produces applications that enhance the visual performance of products for picture framing, display and imaging industries. The revenue and profitability of this segment have been inconsistent from year to year, with considerable focus put on developing the high-end mix of products sold to our customers. There can be no assurance that the revenue and profitability patterns experienced by the segment will not change in the near future or that the current trend to value-added products will continue.

The LSO segment is highly dependent on United States consumer confidence and the U.S. economy. Our business in this segment depends, in part, on sales to the retail picture-framing market. These markets are highly dependent on consumer confidence and the conditions of the U.S. economy. We have been able to partially offset economic slowdowns in the recent past with new products, wider distribution and an increase in the mix of higher value-added picture framing products. If consumer confidence declines as a result of an economic slowdown or uncertainty in the future, our use of these strategies may not be as successful in the future, resulting in a decrease in revenues and operating income.

The LSO segment is highly dependent on a relatively small number of customers for our sales. We continue to expect to derive a significant portion of our net sales from this small number of customers. Accordingly, loss of a significant customer or a significant shift in mix for one of those customers could materially reduce LSO revenues and operating results in any one year.

Automotive Replacement Glass and Services (Auto Glass)

This segment fabricates automotive aftermarket replacement glass and OEM and aftermarket recreational vehicle and bus windows.

The Auto Glass segment’s successful transition to new markets is uncertain. From fiscal 2001 through the second quarter of fiscal 2006, the Company’s windshield manufacturing facility sold nearly all of its capacity to PPG based on certain supply agreements. These agreements between the Company and PPG terminated in fiscal 2006, and PPG announced its intentions to reduce its purchases from our business unit. Although the Company has identified opportunities to replace this lost demand, there are no assurances that our autoglass manufacturing company will be able to sell products at the same level or at acceptable prices as it did with PPG.

The Auto Glass segment may continue to experience changes in market dynamics impacting results. This market’s pricing structure has changed significantly in recent years due to several aspects. The primary factors are that insurance companies are seeking volume pricing at discounted rates from historical levels and that the market has experienced overcapacity in recent years with the influx of foreign-produced windshields. Additionally, the market has been impacted by the influx of repair services. Consequently, revenues have declined dramatically and margins have narrowed at the retail, wholesale and manufacturing levels. There can be no assurance that the Company will be able to increase market share or improve or maintain its margins, whether through improved pricing conditions or cost savings.

The Company’s U.S. automotive replacement glass distribution joint venture continues to experience difficult market conditions. During fiscal 2001, the Company and PPG combined their U.S. automotive glass replacement distribution businesses into a newly formed entity, PPG Auto Glass, of which the Company maintains a 34 percent ownership interest. Over the past three fiscal years, the autoglass market has experienced significant reductions in prices as a result of a high level of imports. The joint venture has lost market share and has had to reduce prices dramatically, while costs have not declined proportionately. The joint venture outlined new strategies to gain back market share and reduce costs and was able to execute against those strategies in fiscal 2006, which resulted in significantly better earnings. However, there are no assurances PPG Auto Glass will be able to maintain its market share or be able to continue to improve or maintain margins.

Financial Risks

Our quarterly and annual revenue and operating results are volatile and difficult to predict. Our revenue and operating results may fall below the expectations of securities analysts, company-provided guidance or investors in future periods. Our annual revenue and operating results may vary depending on a number of factors, including, but not limited to: fluctuating customer demand, delay or timing of shipments, construction delays, changes in product mix or market acceptance of new products; manufacturing or operational difficulties that may arise due to quality control, capacity utilization of our production equipment or staffing requirements; and competition, including the introduction of new products by competitors, adoption of competitive technologies by our customers and competitive pressures on prices of our products and services. Our failure to meet revenue and operating result expectations would likely adversely affect the market price of our common stock.

Self-Insurance and Product Liability Risk

We retain a high level of uninsured risk; a material claim could impact our financial results. We obtain substantial amounts of commercial insurance for potential losses for general liability, employment practice, workers’ compensation and automobile liability risk. However, an amount of risk is retained on a self-insured basis through a wholly owned insurance subsidiary. Due to changes in the cost and availability of insurance in fiscal 2003, we accepted a material increase in our risk retention from our third-party product liability and general liability coverages. We maintained this coverage for fiscal 2005 and 2006, but at high deductible levels. Therefore, a material product liability event, such as a material rework event, could have a material adverse effect on our operating results.

Environmental Regulation Risks

We are subject to potential environmental, remediation and compliance risks that could adversely affect our earnings. We use hazardous chemicals in producing products at two facilities (one in our Architectural segment and one in our LSO segment). As a result, we are subject to a variety of local, state and federal governmental regulations relating to storage, discharge, handling, emission, generation and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. Our failure to comply with current or future regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes or increased costs.

Discontinued Curtainwall Operations

The risks and uncertainties associated with discontinued operations could adversely impact the Company. During fiscal 1998, the Company made the strategic decision to close or exit its European and Asian international curtainwall operations in order to focus more selectively on higher-margin domestic curtainwall business. During fiscal 1999, the Company decided to sell its domestic large-scale curtainwall operation. The Company maintains risks associated with closing the domestic and international operations from performance bonds it established with its customers and remaining warranty coverages that exist on completed projects. In addition, the Company faces related risks and uncertainties, including the inability to effectively manage restructured business units and the inability to effectively manage costs or difficulties related to the operation of the businesses or execution of restructuring or exit activities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The following table lists, by segment, the Company’s major facilities as of February 25, 2006, the general use of the facility and whether it is owned or leased by the Company.

Facility	Location	Owned/ Leased	Size (sq. ft.)	Function
Architectural Segment
Viracon	Owatonna, MN	Owned	765,500	Mfg/Admin
Viracon	Statesboro, GA	Owned	397,200	Mfg
Viracon	Owatonna, MN	Leased	102,000	Mfg
Viracon	Owatonna, MN	Leased	6,400	Maintenance
Harmon, Inc. Headquarters	Minneapolis, MN	Leased	11,400	Admin
Wausau Window and Wall Systems	Wausau, WI	Owned	268,593	Mfg/Admin
Wausau Window and Wall Systems	Stratford, WI	Leased	33,400	Mfg
Linetec	Wausau, WI	Owned	430,000	Mfg/Admin

LSO Segment
Tru Vue	McCook, IL	Owned	300,000	Mfg/Admin
Tru Vue	Faribault, MN	Owned	204,600	Mfg/Admin
Apogee Art Services	Orlando, FL	Leased	32,468	Mfg/Admin

Auto Glass Segment
Viracon/Curvlite	Owatonna, MN	Owned	129,300	Mfg/Admin
Viracon/Curvlite	Owatonna, MN	Leased	155,000	Warehouse/ Admin

Other
Apogee Corporate Office	Minneapolis, MN	Leased	15,000	Admin

In addition to the locations indicated above, Architectural’s Harmon, Inc. unit operates from 16 leased locations, serving 16 metropolitan areas.

The Viracon/Curvlite plant, a portion of the Wausau Window and Wall Systems facility, a portion of the Linetec facility and the Tru Vue facilities were constructed with the use of proceeds from industrial revenue bonds issued by their applicable cities. These properties are considered owned since, at the end of the bond term, title reverts to the Company.

During the first quarter of fiscal 2007, we entered into an agreement to purchase property for our new glass fabrication facility in St. George, Utah.

ITEM 3. LEGAL PROCEEDINGS

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practice, workers compensation, general liability and automobile claims. Additionally, as noted in Note 14, the Company’s international glazing discontinued operations continue to be party to various legal proceedings. Although it is difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended February 25, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions with Apogee Enterprises and Five-Year Employment History
Russell Huffer	56	Chairman of the Board of Directors of the Company since June 1999 and Chief Executive Officer and President of the Company since January 1998. Various management positions within the Company since 1986.

Michael B. Clauer	49	Executive Vice President since November 2000. Chief Financial Officer (CFO) from November 2000 through February 2004.

James S. Porter	45	Chief Financial Officer since October 2005. Vice President of Strategy and Planning from 2002 through 2005. Various management positions within the Company since 1997.

Patricia A. Beithon	52	General Counsel and Secretary since September 1999.

Gary R. Johnson	44	Vice President-Treasurer since January 2001. Various management positions within the Company since 1995.

Daniel Mayleben	44	Chief Information Officer since October 2005. CFO for HighJump Software from 2003 to October 2005. CFO at Adaytum from 2000 to 2003. Various management positions at Honeywell International from 1994 to 2000.

Executive officers are elected annually by the Board of Directors and serve for a one-year period. There are no family relationships between any of the executive officers or directors of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Apogee common stock is traded on the Nasdaq National Market (Nasdaq), under the ticker symbol APOG. During the fiscal year ended February 25, 2006, the average trading volume of Apogee common stock was 2,536,000 shares per month, according to Nasdaq.

As of April 18, 2006, there were 27,973,000 shares of common stock outstanding, of which about 5.3 percent were owned by directors and executive officers of Apogee. At that date, there were approximately 2,060 shareholders of record and 5,240 shareholders for whom securities firms acted as nominees.

The following chart shows the quarterly range and year-end closing bids for one share of the Company’s common stock over the past five fiscal years.

	Quarter												Year-end Close
	First			Second			Third			Fourth
	Low		High	Low		High	Low		High	Low		High
2006	$12.150	—	$15.230	$13.030	—	$17.590	$14.500	—	$17.430	$15.120	—	$18.640	$17.300
2005	9.520	—	13.350	9.630	—	11.860	11.020	—	15.690	12.280	—	14.920	14.200
2004	7.900	—	11.190	8.380	—	11.530	9.970	—	13.070	10.500	—	12.810	12.500
2003	11.400	—	15.600	10.150	—	15.330	8.600	—	12.390	7.570	—	10.380	8.170
2002	6.281	—	11.990	9.250	—	15.700	6.860	—	17.000	9.990	—	18.650	11.300

Dividends

It is Apogee’s practice, subject to Board review and approval, to declare and pay quarterly cash dividends. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly and annual cumulative, cash dividends per share for the past five fiscal years. Subject to future operating results, available funds and the Company’s future financial condition, the Company intends to continue paying cash dividends, when and if declared by its Board of Directors.

	First	Second	Third	Fourth	Total
2006	$0.063	$0.063	$0.065	$0.065	$0.255
2005	0.060	0.060	0.063	0.063	0.245
2004	0.058	0.058	0.060	0.060	0.235
2003	0.055	0.055	0.058	0.058	0.225
2002	0.053	0.053	0.055	0.055	0.215

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2006:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
Nov. 27, 2005 through Dec. 24, 2005	283	$16.57	—	1,066,176
Dec 25, 2005 through Jan. 21, 2006	100,748	16.26	99,500	966,676
Jan. 22, 2006 through Feb. 25, 2006	29,460	16.89	2,000	964,676

Total	130,491		101,500	964,676

(a)	The purchases in this column include those shares surrendered to us by plan participants in order to satisfy a stock-for-stock option exercise or withholding tax obligations related to stock-based compensation. These purchases are not part of a publicly announced plan or program.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. The Company announced the authorization of the repurchase program on April 10, 2003. This repurchase program does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

The following information should be read in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8—Financial Statements and Supplementary Data.

(In thousands, except per share data and percentages)	2006	2005	2004	2003	2002	2001
Results from Operations Data
Net sales	$696,733	$628,813	$535,329	$584,882	$597,792	$655,963
Gross profit	130,062	115,718	94,467	145,224	142,333	129,501
Operating income	30,217	26,278	7,747	45,568	42,114	32,986
Earnings from continuing operations	23,768	16,578	4,632	28,882	25,242	14,745
Net earnings (loss)	23,768	16,645	(5,593)	29,915	26,142	15,002
Earnings (loss) per share – basic
Continuing operations	0.87	0.61	0.17	1.05	0.90	0.53
Net earnings (loss)	0.87	0.61	(0.21)	1.09	0.94	0.54
Earnings (loss) per share – diluted
Continuing operations	0.85	0.60	0.17	1.02	0.88	0.53
Net earnings (loss)	0.85	0.60	(0.20)	1.06	0.91	0.54

Balance Sheet Data
Current assets	$203,134	$187,106	$157,854	$171,463	$175,084	$175,191
Total assets	403,958	368,465	336,517	382,841	409,116	432,679
Current liabilities	127,809	119,492	90,638	120,428	127,239	137,437
Long-term debt	45,200	35,150	39,650	47,258	69,098	104,206
Shareholders’ equity	199,053	178,080	167,456	178,210	170,934	148,292

Cash Flow Data
Depreciation and amortization	$17,871	$17,501	$18,931	$19,834	$22,085	$25,445
Capital expenditures and acquisition of intangible assets	29,739	19,618	11,459	11,208	7,703	9,714
Dividends	6,989	6,695	6,450	6,246	6,078	5,834

Other Data
Gross margin – % of sales	18.7	18.4	17.6	24.8	23.8	19.7
Operating margin – % of sales	4.3	4.2	1.4	7.8	7.0	5.0
Effective tax rate – %	23.9	30.9	NM	28.9	30.4	38.8
Working capital	$75,325	$67,614	$67,216	$51,035	$47,845	$37,754
Long-term debt as a % of total capital	18.5	16.5	19.1	21.0	28.8	41.3
Return on:
Average shareholders’ equity – %	12.6	9.6	(3.2)	17.1	16.4	10.5
Average invested capital*– %	9.4	7.0	(2.3)	11.5	9.6	5.0
Dividend yield at year-end – %	1.5	1.7	1.9	2.8	1.9	2.3
Book value per share	7.15	6.52	6.12	6.55	6.03	5.33
Price/earnings ratio at year-end	20:1	24:1	NM	8:1	12:1	17:1
Average monthly trading volume	2,536	2,230	2,405	2,669	4,043	3,545

*	Long-term debt + long-term self-insurance reserves + other long-term liabilities + shareholders’ equity

NM=Not meaningful

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A in this Form 10-K. From time to time, we also may provide oral and written forward-looking statements in other materials we release to the public such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under Item 1A in this Form 10-K.

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

Overview

We are a leader in technologies involving the design and development of value-added glass products, services and systems. The Company is comprised of three segments: Architectural Products and Services (Architectural), Large-Scale Optical (LSO) and Automotive Replacement Glass and Services (Auto Glass). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass and windows primarily comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, a leading fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems, a manufacturer of custom aluminum window systems and curtainwall; and Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters. Our LSO segment consists of Tru Vue, a value-added glass and acrylic manufacturer for the custom picture framing market, and a producer of optical thin film coatings for consumer electronics displays. This segment also provides wall décor, including pre-framed art and mirrors. Our Auto Glass segment consists of Viracon/Curvlite, a U.S. fabricator of foreign and domestic aftermarket automotive replacement glass (ARG), and original equipment manufacturers’ (OEM) and aftermarket recreational and bus windshields.

Architectural segment. Our Architectural segment is the largest and most cyclical segment in our portfolio. The segment services the commercial construction markets, which improved during our two most recent fiscal years compared to the prior two years. We are anticipating market conditions to continue to improve throughout fiscal 2007 based on market forecasts provided by external sources. Although we grew at a faster pace than the non-residential construction market based on reports by McGraw-Hill Construction/F.W. Dodge, a leading independent provider of construction industry analysis, forecasts and trends, our margins were negatively impacted by a high mix of projects negotiated earlier in the construction cycle and increased material and energy-related costs. Improving markets, better project selection processes that should improve project mix and our continued efforts to reduce costs and improve efficiencies leave us optimistic about improved results for this segment in fiscal 2007.

We continue to execute against our strategic initiative to grow our architectural glass market share with energy-efficient, hurricane and blast products for the office/high-rise condominium, health care, education and institutional markets. To that end, we expended approximately $10.6 million to expand and upgrade our glass fabrication facilities in Georgia and Minnesota in fiscal 2006, and we also announced plans to invest approximately $30 million to construct a new glass fabrication facility in St. George, Utah, which we expect to begin operating in fiscal 2008. This new facility will provide the Southwest United States market with high-performance architectural glass and energy-efficient solutions for large complex projects as well as smaller projects with faster turnaround times and reduced delivery costs.

Our second strategy within the Architectural segment is to continue to strengthen our businesses that manufacture windows and curtainwall, install glass on new buildings, and renovate and service window and curtainwall systems on older buildings. Much of the focus during fiscal 2006 was to integrate the acquisition of Architectural Wall Solutions, Inc. (AWallS) made in the fourth quarter fiscal 2005 into our glass installation business and to streamline part of its operations through centralized manufacturing centers. These actions strengthened our organization and increased market penetration in the Midwest and Northwest regions of the United States. We are leveraging our strong brand to transform our glass installation business into a national company with a local presence. Apogee continued to focus on capturing share in the 16 U.S. metropolitan areas we currently serve, while selectively entering new markets. The project management skills of our installation business, also the largest in the country, are especially valued in medium to high-end projects.

Additionally, Apogee’s commercial window business, well known for its higher-end, custom engineered windows, began evaluating opportunities to expand sales of lower-cost standard windows for markets such as education and health care.

LSO segment. Our picture framing strategy of converting the custom framing market to our value-added products continues to thrive as fiscal 2006 results for this segment demonstrate. For the year, we exceeded our goal by increasing value-added glass by more than 20 percent. As a result, we continued to shift the mix of this segment’s sales away from the less profitable consumer electronics sector. Going forward, Apogee’s picture framing business is partnering with customers to increase the conversion to value-added glass. Efforts include influencing consumer product choice through marketing programs, as well as making value-added framing glass more affordable. To help framers sell consumers value-added products while better operating their businesses, the Company is offering framing shops point-of-sale software. Apogee also is pursuing increased institutional and fine art museum customers, who especially value the preservation and safety features of our framing glass and acrylic.

Auto Glass segment. Although our remaining auto glass manufacturing business and our distribution joint venture with PPG face market conditions at lower volume and pricing compared to five years ago, we expect they will generate positive cash for Apogee during fiscal 2007 and into the future. In July 2005, the supply agreement our manufacturing business had with PPG Industries expired, and our business began transitioning its volume from PPG to focus on selling to ARG wholesalers and distributors, including PPG, which value our short-lead times for aftermarket auto windshields.

Results of Operations

Net Sales

(Dollars in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Net sales	$696,733	$628,813	$535,329	10.8%	17.5%

Fiscal 2006 Compared to Fiscal 2005

Consolidated net sales increased 10.8 percent in fiscal 2006 to $696.7 million from $628.8 million in fiscal 2005. The increase in sales was primarily due to increased volume within our Architectural segment businesses, resulting from improved project flow, market improvement, market share growth and the effects of the AWallS acquisition completed in the fourth quarter of fiscal 2005. In addition, product-mix shift to higher value-added picture framing glass and increased pre-framed art sales within the LSO segment contributed to the year-over-year increase in net sales.

Fiscal 2005 Compared to Fiscal 2004

Consolidated net sales increased 17.5 percent in fiscal 2005 to $628.8 million from $535.3 million in fiscal 2004. The net increase was primarily attributable to market share gains, some improvements in the commercial construction markets which resulted in higher volume, a higher value mix and reduced job delays within the Architectural segment.

Performance

The relationship between various components of operations, as a percentage of net sales, is illustrated below for the past three fiscal years.

(Percentage of net sales)	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.3	81.6	82.4

Gross profit	18.7	18.4	17.6
Selling, general and administrative expenses	14.4	14.2	16.2

Operating income	4.3	4.2	1.4
Interest income	0.1	0.3	0.1
Interest expense	0.3	0.5	0.6
Other income, net	—	—	—
Equity in earnings (loss) of affiliated companies	0.4	(0.2)	(0.6)

Earnings from continuing operations before income taxes	4.5	3.8	0.3
Income tax expense (benefit)	1.1	1.2	(0.6)

Earnings from continuing operations	3.4	2.6	0.9
Earnings (loss) from discontinued operations, net of income taxes	—	—	(1.9)

Net earnings (loss)	3.4%	2.6%	(1.0)%

Effective income tax rate for continuing operations	23.9%	30.9%	NM

NM – not meaningful

Fiscal 2006 Compared to Fiscal 2005

On a consolidated basis, cost of sales, as a percentage of net sales, decreased to 81.3 percent for fiscal 2006, from 81.6 percent in fiscal 2005. The resulting increase in margins was primarily due to improved pricing and the higher level of activity in the Architectural segment, which allowed for increased capacity utilization, partially offset by higher costs for materials, utilities, fuel and increased health costs as well as the impact of unplanned equipment downtime. In addition, the LSO segment had a product-mix shift to higher value-added products. Fiscal 2005 included net proceeds of $2.2 million from a class action lawsuit settlement with certain flat glass manufacturers with respect to glass purchases from 1991 to 1995, which increased the fiscal 2005 gross profit as a percent of sales by 0.4 percentage points.

Selling, general and administrative expenses, as a percentage of net sales, increased to 14.4 percent from 14.2 percent, with an increase in spending to $99.8 million, from $89.4 million in fiscal 2005. The primary drivers for the increased spending were the added costs from the AWallS acquisition, an increase in promotional and advertising expenses, strategic consulting costs and an increase in incentive compensation expenses due to improved financial performance.

The decrease in fiscal 2006 interest income is the result of interest received on a federal income tax refund during fiscal 2005.

Interest expense decreased to $2.5 million for fiscal 2006 from $3.2 million in fiscal 2005 as a result of a lower weighted-average interest rate, including the effects of our swap agreement, even though our average borrowings were higher during the year. Also contributing was an increased amount of interest that was capitalized into the cost of significant projects.

Equity in affiliated companies reflects our 34 percent interest in an automotive replacement glass distribution business, PPG Auto Glass, LLC, and included income of $2.6 million in fiscal 2006, versus a loss of $1.3 million in fiscal 2005. The increase was related to operational improvements, increased volume and improved market share within the autoglass distribution market.

Income tax expense was $7.5 million in fiscal 2006 versus $7.4 million in fiscal 2005. The decrease in the effective income tax rate to 23.9% from 30.9% was primarily due to a non-cash resolution of certain tax matters. The decrease from our average federal and state statutory tax rate of 36.3% included the item noted above and tax credits and other deductions realized.

Our fiscal 2006 earnings from continuing operations increased to $23.8 million or $0.85 diluted earnings per share. This compared to fiscal 2005 earnings from continuing operations of $16.6 million, or $0.60 diluted earnings per share. This increase in earnings was primarily the result of improved results in our architectural and picture framing businesses, along with a one-time net tax benefit of $0.07 per share realized in the third quarter of fiscal 2006.

Fiscal 2005 Compared to Fiscal 2004

On a consolidated basis, cost of sales, as a percentage of net sales, decreased to 81.6 percent for fiscal 2005, from 82.4 percent in fiscal 2004. The primary factor for the resulting increase in margins was due to the higher level of activity in the Architectural segment which allowed for increased capacity utilization. The stronger commercial construction market also resulted in more consistent project flow. Additionally, the LSO segment had a much higher mix of value-added glass. Also, the net proceeds of $2.2 million from a class action lawsuit settlement with certain flat glass manufacturers with respect to glass purchases from 1991 to 1995 increased the fiscal 2005 gross profit as a percent of sales by 0.4 percentage points. Offsetting these increases were the effects of the termination in the fourth quarter of fiscal 2004 of the pricing amendments to the Company’s supply agreements related to the PPG Auto Glass joint venture, which negatively impacted the Auto Glass segment’s results and the Company’s gross profit percentage by 1.1 percentage points, while positively impacting equity in income of affiliated companies.

Selling, general and administrative expenses, as a percentage of net sales, decreased to 14.2 percent from 16.2 percent, despite increased spending to $89.4 million, from $86.7 million in fiscal 2004. The primary drivers for the increased costs were a result of incentive compensation expenses and impairment charges related to the disposition of certain fixed assets, offset by lower consulting, salary and wages due to cost-saving efforts.

The increase in interest income was the result of a federal income tax refund received during fiscal 2005.

Despite an increased, weighted-average interest rate under the revolving credit agreement, interest expense decreased to $3.2 million for fiscal 2005 from $3.7 million in fiscal 2004 as a result of lower borrowing levels. Other income in fiscal 2005 was $0.2 million versus $0.1 million in the prior year, which reflected the pretax benefit of realized gains on the sale of investments held for our self-insurance program.

Equity in affiliated companies reflects our 34 percent interest in an automotive replacement glass distribution business, PPG Auto Glass, LLC, and included a loss of $1.3 million in fiscal 2005, versus a loss of $3.2 million in fiscal 2004. The results for fiscal 2005 reflected a $6.1 million positive effect of the termination of the pricing amendments for the year, which was more than offset by unfavorable market conditions resulting in reduced volume and lower pricing.

Income tax expense was $7.4 million in fiscal 2005, versus an income tax benefit of $3.1 million in fiscal 2004. Both fiscal year statutory tax rates of 37.7 percent were offset by tax credits and other deductions realized for tax that did not require book expense. For fiscal 2004, the most significant offsets related to research and development tax credits and a higher valuation of a charitable donation of a patent donated in fiscal 2003.

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

Fiscal 2005 results from discontinued operations were $0.1 million, compared to a loss of $10.2 million or $0.37 diluted earnings per share in fiscal 2004. Fiscal 2004 results include a loss on the sale of Harmon AutoGlass and costs associated with the exit of the business totaling $7.6 million, or $0.27 per diluted share. The remaining loss of $2.6 million, or $0.10 per share, represented Harmon AutoGlass’s operating results for the period in which we owned Harmon AutoGlass.

Fiscal 2005 net earnings were $16.6 million, or $0.60 diluted earnings per share. This compared to a net loss of $5.6 million, or $0.20 diluted earnings per share, in fiscal 2004.

Segment Analysis

Architectural Products and Services (Architectural)

(In thousands)	2006	2005	2004
Net sales	$576,189	$516,879	$411,425
Operating income (loss)	18,424	15,575	(592)
Operating income (loss) as a percent of sales	3.2%	3.0%	(0.1)%

Fiscal 2006 Compared to Fiscal 2005. Architectural net sales for fiscal 2006 increased 11.5 percent to $576.2 million from $516.9 million in fiscal 2005. The increase was due to increased volume primarily from the improvement in market conditions, and improved project cost flow in high-end condominiums, government and institutional work as well as approximately $19.0 million of new volume attributable to AWallS. Projects using more value-added hurricane and blast products also helped improve our product mix.

The segment’s operating income in fiscal 2006 of $18.4 million, compared to operating income of $15.6 million in fiscal 2005. Operating margin increased to 3.2 percent for fiscal 2006 from 3.0 percent in fiscal 2005. Increased operating income and margins reflect higher sales volume, improved pricing and operational gains, partially offset by higher costs for materials, utilities, fuel, health costs and $0.8 million for realignment costs in our window and curtainwall manufacturing business. Additionally, unplanned equipment downtime and higher costs than anticipated to complete several projects in our installation business impacted operating margins. Fiscal 2005 included $1.0 million in earnings for the flat glass settlement.

Fiscal 2005 Compared to Fiscal 2004. Architectural net sales for fiscal 2005 increased 25.6 percent to $516.9 million from $411.4 million in fiscal 2004. The improvement was due to increased market share in our custom-coatings market, increased market penetration in the standard architectural market and fewer project delays than in the prior year. Additionally, we experienced market improvements, especially in the high-end condominium, government and institutional work, along with some improvement in the office market. These projects also used more value-added hurricane, blast and energy-efficient products that helped improve our product mix. Also contributing to increased revenues for the segment was the acquisition of AWallS, which was completed during the fourth quarter of fiscal 2005. This acquisition added approximately $4.0 million to segment revenues in the fourth quarter of fiscal 2005. See Item 8, Note 6 of the Notes to Consolidated Financial Statements for information pertaining to our acquisitions, which is incorporated by reference herein.

The segment’s operating income in fiscal 2005 of $15.6 million compared to an operating loss of $0.6 million in fiscal 2004. Operating margin increased to 3.0 percent for fiscal 2005 from a negative 0.1 percent in fiscal 2004. Increased operating income and margins were a direct result of increased revenues and production levels, and improved efficiency and project execution within the segment. Additionally, although average pricing declined, volume and product mix improved compared to fiscal 2004 as a result of continued market recovery. Fiscal 2004 was also impacted by extraordinary project delays in our glass installation, window and architectural glass businesses which, in turn, flowed through in fiscal 2005. These delays, along with pricing pressures and isolated project management issues in the installation group, negatively impacted margins and earnings in fiscal 2004.

Large-Scale Optical Technologies (LSO)

(In thousands)	2006	2005	2004
Net sales	$89,313	$78,399	$79,367
Operating income	15,122	9,862	2,793
Operating income as a percent of sales	16.9%	12.6%	3.5%

Fiscal 2006 Compared to Fiscal 2005. Revenue growth of 13.9 percent to $89.3 million in fiscal 2006 from $78.4 million in fiscal 2005 reflects the impact of a higher mix of value-added picture framing products and increased volume of pre-framed art. Operating income increased to $15.1 million in fiscal 2006 from $9.9 million in fiscal 2005 as a result of the product mix shift to higher-margin value-added picture framing glass. The consolidation of the segment’s two operating facilities and the reallocation of manufacturing capacity to picture framing glass from consumer electronics also contributed to the increase in operating income.

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

Automotive Replacement Glass and Services (Auto Glass)

(In thousands)	2006	2005	2004
Net sales	$31,404	$33,581	$44,582
Operating (loss) income	(677)	3,237	7,779
Operating (loss) income as a percent of sales	(2.2)%	9.6%	17.4%

Fiscal 2006 Compared to Fiscal 2005. Auto Glass net sales, which includes only our autoglass manufacturing business, decreased 6.5 percent to $31.4 million in fiscal 2006. Operating loss of $0.7 million in fiscal 2006 decreased from operating income of $3.2 million in fiscal 2005. The segment experienced lower revenues and operating income as a result of the lower volume of windshields due to the termination of the supply agreement with PPG and market conditions that resulted in lower volume and prices.

Current year operating results included a $0.4 million charge related to the conclusion of the supply agreement with PPG Industries. We are continuing to transition the Auto Glass segment to focus on selling ARG to wholesalers and distributors, including PPG, following the termination of this supply agreement and continue to focus on the OEM and aftermarket RV and bus windshield markets. In addition, fiscal 2005 included $0.9 million in earnings for the flat glass settlement.

Fiscal 2005 Compared to Fiscal 2004. Auto Glass net sales, which includes only our manufacturing business, decreased 24.7 percent to $33.6 million in fiscal 2005. Operating income of $3.2 million in fiscal 2005 decreased from $7.8 million in fiscal 2004. The effect of the termination of the pricing amendments to the existing PPG Auto Glass, LLC joint venture supply agreements during the fourth quarter of fiscal 2004, decreased revenues and operating income for fiscal 2005 by $6.1 million. Additionally, the segment experienced lower revenues and operating income as a result of very soft market conditions, resulting in lower demand and prices in fiscal 2005.

Consolidated Backlog

At February 25, 2006, our consolidated backlog was $328.7 million, up 42.7 percent from the $230.4 million reported at February 26, 2005 as a result of the improved market conditions and increased market share. The backlog of the Architectural segment represented 97.7 percent of consolidated backlog. We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator and is not an effective indicator of the ultimate profitability of our sales, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Acquisitions

On December 10, 2004, the Architectural segment completed the asset purchase of AWallS as part of our strategy to strengthen and grow the architectural installation business.

The acquisition cost for this business was $8.2 million, net of cash acquired of $0.9 million. The purchase price included $4.1 million in intangible assets, $2.5 million and $1.6 million were assigned to customer relationships and non-compete agreements, respectively, based on preliminary valuations. As a result of finalizing the valuations of net assets acquired, an adjustment of $0.2 million was made to increase the value of the customer relationships during the first quarter of fiscal 2006. The amortization periods of ten years and five years, respectively, match their useful lives. The resulting goodwill is fully tax deductible. Of this transaction, $1.2 million of payments relating to the non-compete agreements still remain and are payable through fiscal 2010. These non-compete agreements are with the previous owners of AWallS, two of whom are current employees of the Company. Additionally, the purchase price includes an earn-out provision contingent on execution of the acquired backlog over a two-year period and, if required, will be recorded as an adjustment to goodwill. During fiscal 2006, the Company paid $0.4 million pursuant to earn-out provisions and recorded the amount as additional goodwill.

This transaction was accounted for by the purchase method. Accordingly, the consolidated financial statements include the net assets and results of operations of the acquired business from the date of acquisition.

Discontinued Operations

On January 2, 2004, we completed the cash sale of Harmon AutoGlass, with the selling price subject to a final working capital adjustment. The working capital adjustment was finalized during the second quarter of fiscal 2005, with no effect to our operating results. During fiscal 2004, we recorded after-tax charges of $7.6 million representing a reduction in the carrying value of this business unit to its estimated fair value, less cost to sell. During fiscal 2005 and fiscal 2006, all of the 17 properties that had not been sold with the business and which remained as assets held for sale were sold for net proceeds of $0.3 million and $3.4 million during fiscal 2006 and fiscal 2005, respectively. Estimated reserves have been established for committed future cash flows related to the remaining exit costs and are recorded as liabilities of discontinued operations.

In several transactions in fiscal years 1998 through 2000, we completed the sale of our large-scale domestic curtainwall business, the sale of our detention/security business and the exit from international curtainwall operations. The remaining estimated cash expenditures related to these discontinued operations are recorded as liabilities of discontinued operations and a majority of the remaining cash expenditures related to discontinued operations are expected to be paid within the next three years. The majority of these liabilities relate to the international curtainwall operations, including bonds outstanding, of which the precise degree of liability related to these matters, will not be known until they are settled within the U.K. and French courts. The reserve for discontinued operations also covers other liability issues, consisting of warranty and other costs relating to these and other international construction projects.

Related Party Transactions

As a result of our 34 percent interest in PPG Auto Glass, in which PPG holds the remaining interest, various transactions we enter into with PPG and PPG Auto Glass are deemed to be “related party” transactions. Under the terms of a multi-year agreement which expired in the second quarter of fiscal 2006, our auto glass manufacturing business had been committed to selling a significant portion of its windshield capacity to PPG. We are continuing to transition our capacity to sell directly to aftermarket manufacturers, including PPG.

Our investment in PPG Auto Glass totals $24.9 million, which includes $7.3 million in goodwill. We assess the fair market value of this investment on a regular basis, as required under generally accepted accounting principles. We consider many factors, including short- and long-term projections of future performance associated with these assets. If this review indicates that the investment will not be recoverable based on the estimated undiscounted cash flows, the carrying value of such assets would be reduced to their estimated fair value.

In addition to our investment in PPG Auto Glass, we entered into a short-term loan agreement for working capital needs with PPG Auto Glass during the quarter ended February 25, 2006 to lend the joint venture $5.0 million. The terms of the note receivable are considered arms’-length and the note matures on July 26, 2006. The note receivable is included in the receivables line in the consolidated balance sheets.

As a result of its acquisition of AWallS, the Company has a lease for a facility located in Bolingbrook, IL with the former owners, two of who remain employees of the Company, and neither of whom are officers of the Company.

Liquidity and Capital Resources

(Cash effect, in thousands)	2006	2005	2004
Net cash provided by continuing operating activities	$35,353	$33,450	$18,590
Capital expenditures, including acquisitions	(30,159)	(26,422)	(11,459)
Proceeds from dispositions of property	200	1,044	4,038
Borrowing activities, net	9,900	(4,658)	(7,840)
Purchases and retirement of Company common stock	(4,044)	(1,859)	(1,292)
Dividends paid	(6,989)	(6,695)	(6,450)

Operating activities. Cash provided by continuing operating activities, the result of cash generated from net earnings and changes to the balance sheet during the year, increased to $35.4 million for fiscal 2006 compared to $33.5 million in fiscal 2005. The most significant items that contributed to the increase over the prior year were improved earnings offset by increases in non-cash working capital (current assets less current liabilities less cash) of $9.0 million. The increase in non-cash working capital was primarily due to increases in accounts receivable and inventory as a result of increased business activity and an increase in cash payments for taxes.

Investing activities. Capital expenditures, including acquisitions, in fiscal 2006, 2005 and 2004 were $30.2 million, $26.4 million and $11.5 million, respectively. Fiscal 2006 expenditures include spending for our architectural glass capacity expansion in Statesboro, Georgia, modernization for our Owatonna, Minnesota plant and the purchase of used equipment, which we have begun to upgrade to current technology, for our new facility in St. George, Utah.

The fiscal 2005 expenditures included the acquisition of AWallS and the expansion of our Statesboro, Georgia architectural glass plant. To further improve our installation business operations and provide geographic growth, AWallS, a leading U.S. glass installation company, was acquired in the fourth quarter of fiscal 2005. We gained management depth for our new-construction business and entered the Northwest region of the United States through the acquisition of AWallS. The acquisition cost was $8.2 million, including future payments for non-compete agreements.

In fiscal 2007, we expect to incur capital expenditures for the continuing construction of our new St. George, Utah architectural glass plant and other architectural glass upgrades, costs as necessary to maintain existing facilities, safety and information systems, as well as some capacity improvements within the LSO segment. Fiscal 2007 capital expenditures are expected to be approximately $40 to $45 million.

During fiscal 2004, we entered into an agreement for the sale and leaseback of a warehouse/administrative building. The sale price of the building was $4.0 million. Under this and other related sale and leaseback agreements, we have an option to purchase the building and equipment at projected future fair market value upon expiration of the leases, which occur in fiscal 2007, 2008, 2009 and 2014. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. There were no such transactions in fiscal 2006 or fiscal 2005.

Under our sale and leaseback transactions, total gains of $10.8 million have been deferred and are being recognized over the terms of the respective leases. The February 25, 2006 and February 26, 2005 unamortized portion of the deferred gain of $3.5 million and $4.9 million, respectively, is included in the balance sheet captions “other accrued expenses” and “other long-term liabilities.” The average annual lease payments over the life of these leases total $5.2 million.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

Financing activities. Net proceeds on all of our borrowings for fiscal 2006 were $9.9 million and net payments in fiscal 2005 and 2004 were $4.7 million and $7.8 million, respectively. Total outstanding borrowings increased to $45.2 million at February 25, 2006 from $35.2 million at the end of fiscal 2005 due to capital expenditures, working capital needs and stock buy backs. Our debt-to-total capital ratio was 18.5 percent at the end of fiscal 2006, up from 16.5 percent at the end of fiscal 2005. The majority of our long-term debt at the end of the year, $36.8 million, consisted of bank borrowings under our new $100.0 million syndicated revolving credit facility.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock in the open market at prevailing market prices. We repurchased 285,324 shares under this program, for a total of $3.2 million through February 26, 2005. In fiscal 2006, we repurchased an additional 250,000 shares for $4.0 million. Therefore, we have purchased a total of 535,324 shares at a total cost of $7.2 million since the inception of this program. We have remaining authority to repurchase 964,676 shares under this program.

In addition to the shares repurchased under this repurchase plan, the Company also purchased $1.5 million and $0.9 million of Company stock from employees pursuant to terms of board and shareholder-approved compensation plans during fiscal 2006 and 2005, respectively.

Other financing activities. The following summarizes significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Period
(In thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Borrowings under credit facility	$—	$—	$—	$—	$36,800	$—	$36,800
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Operating leases (undiscounted)	11,015	9,911	4,914	3,903	3,228	8,187	41,158
Purchase obligations	14,153	—	—	—	—	—	14,153
Interest on fixed-rate debt	704	384	6	—	—	—	1,094
Other obligations	307	303	303	303	—	—	1,216

Total cash obligations	$26,179	$10,598	$5,223	$4,206	$40,028	$16,587	$102,821

During the first quarter of fiscal 2006, we entered into a five-year, unsecured, revolving credit facility, which expires in May 2010 (the Company’s fiscal 2011) in the amount of $100.0 million, with a $75.0 million optional expansion feature. Borrowings of $36.8 million were outstanding as of February 25, 2006. The credit facility requires us to maintain a minimum level of net worth based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at February 25, 2006 was $160.3 million, whereas our actual net worth was $199.1 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 0.87 at February 25, 2006. If we are not in compliance with either of these ratios, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At February 25, 2006, we were in compliance with all the financial covenants of the credit facility. This credit facility replaced our four-year, unsecured, revolving credit facility in the amount of $125.0 million, of which $26.8 million of borrowings were outstanding as of February 26, 2005.

We have purchase obligations for raw material commitments, capital expenditures related to the construction of our new manufacturing facility in Utah and a long-term freight commitment. At February 25, 2006, these obligations totaled $14.2 million.

We have entered into an interest rate swap agreement that, at February 25, 2006, effectively converted $15.8 million of variable rate borrowings into a fixed-rate obligation. The notional value of the swap decreases from $15.8 million to $4.5 million at the expiration date of March 29, 2008. We receive payments at variable rates while making payments at a fixed rate of 5.01 percent. The swap agreement had a notional value of $25.0 million at February 26, 2005 with a fixed rate of 5.8 percent and was set to expire during fiscal 2006. An additional interest rate swap for $10.0 million expired in fiscal 2005. The net present liability associated with these swaps was minimal at the end of fiscal 2006 and was $0.6 million at the end of fiscal 2005.

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

The other obligations relate to non-compete and consulting agreements with current and former employees.

	Amount of Commitment Expiration Per Period
(In thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Standby letters of credit	$229	$4,445	$1,378	$—	$—	$—	$6,052

In addition to the above standby letters of credit, which were predominantly issued for performance related bonds in our discontinued European curtainwall business, we are required, in the ordinary course of business, to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in our backlog. At February 25, 2006, these bonds totaled $129.8 million. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

We experienced a material increase in our insurance premiums and risk retention for our third-party product liability coverages in fiscal 2003, and although we were able to continue these coverages through fiscal 2007, the premiums and retention have remained high. As a result, a material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2007, we believe that current cash on hand, cash generated from operating activities and available capacity under our committed revolving credit facility should be adequate to fund our working capital requirements, planned capital expenditures and dividend payments.

Off-balance sheet arrangements. With the exception of routine operating leases, we had no off-balance sheet financing arrangements at February 25, 2006 or February 26, 2005.

Outlook

The following statements are based on current expectations for fiscal 2007. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to increase 5 to 9 percent.

•	Architectural segment revenues are expected to increase 6 to 9 percent for the year.

•	Market improvement and some share gain as increased architectural glass capacity added during fiscal 2006 is utilized.

•	Large-Scale Optical segment revenues are expected to be up 3 to 5 percent, with continued mix shift in picture framing glazing products.

•	Auto Glass segment revenues are expected to be flat compared to fiscal 2006.

•	Annual gross margins are expected to be higher than the prior year as pricing, operational improvements and cost reductions are somewhat offset by higher costs for wages, energy, materials and freight.

•	Expected annual operating margins by segment are: Architectural, 4.4 to 4.6 percent; Large-Scale Optical, approximately 14 percent; and Auto Glass slightly better than breakeven.

•	Selling, general and administrative expenses as a percent of sales are projected to be approximately 14 percent, including the impact of expensing stock options.

•	Equity in affiliates, which reflects Apogee’s portion of the results of the PPG Auto Glass joint venture, is expected to report earnings of approximately $3 million due to increased volume and operational improvements.

•	Capital expenditures are targeted at $40 to $45 million.

•	Depreciation and amortization are estimated at $19 million for the year.

•	Debt is expected to be approximately $50 to $60 million at year-end.

•	The effective tax rate for the full year is anticipated to be approximately 35 percent.

•	Earnings per share from continuing operations are expected to range from $0.88 to $0.94, after the $0.05 per share impact of expensing stock options.

Recently Issued Accounting Pronouncements

See “New Accounting Standards” set forth in Note 1 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K, for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future, which is incorporated by reference herein.

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

Revenue recognition – Normally our sales terms are “free on board” (FOB) shipping point or FOB destination for our product sales, and revenue is recognized when title has transferred. However, during fiscal 2006, approximately 32 percent of our consolidated sales and 38 percent of our Architectural segment sales were recorded on a percentage-of-completion basis, as they relate to revenue earned from construction contracts. Under this methodology, we compare the total costs incurred to date to the total estimated costs for the contract, and record that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in sales only when customers have approved them. A significant number of estimates are used in these computations.

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

We use interest rate swaps to fix a portion of our variable rate borrowings from fluctuations in interest rates. As of February 25, 2006, we had interest rate swaps covering $15.8 million of variable rate debt. The net present liability associated with these swaps was minimal at the end of fiscal 2006.

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. This change in interest rates affecting our financial instruments would result in approximately a $0.3 million impact to net earnings. As interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase. Besides the market risk related to interest rate changes, the commercial construction markets in which our businesses operate are highly affected by changes in interest rates and, therefore, significant interest rate fluctuations could materially impact our operating results.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 25, 2006, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of February 25, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting for February 25, 2006. That attestation report is set forth immediately following the report of Deloitte & Touche LLP on the financial statements included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Apogee Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of February 25, 2006 and February 26, 2005, and the related consolidated results of operations, statements of cash flows, and statements of shareholders’ equity for each of the three years in the period ended February 25, 2006. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries at February 25, 2006 and February 26, 2005, and the results of their operations and their cash flows for each of the three years in the period ended February 25, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 25, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 25, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1, in the year ended February 25, 2006, the Company changed the presentation of its consolidated statements of cash flows to present separate disclosure of the cash flows from operating, investing, and financing activities of discontinued operations and retroactively restated the statements of cash flows for the years ended February 26, 2005 and February 28, 2004.

Minneapolis, Minnesota

April 25, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Apogee Enterprises, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Apogee Enterprises, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 25, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 25, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 25, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 25, 2006, of the Company and our report dated April 25, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule, and included an explanatory paragraph relating to the change in the presentation of the Company’s consolidated statements of cash flows described in Note 1.

Minneapolis, Minnesota

April 25, 2006

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	February 25, 2006	February 26, 2005
Assets
Current assets
Cash and cash equivalents	$4,676	$5,967
Receivables, net of allowance for doubtful accounts	147,815	138,731
Inventories	42,861	34,825
Deferred tax assets	4,738	4,671
Other current assets	3,044	2,912

Total current assets	203,134	187,106

Property, plant and equipment, net	113,198	100,539
Marketable securities available for sale	17,828	13,732
Investments in affiliated companies	18,031	15,408
Assets of discontinued operations	—	365
Goodwill	43,600	43,383
Intangible assets, at cost less accumulated amortization of $3,024 and $1,583, respectively	5,190	5,523
Other assets	2,977	2,409

Total assets	$403,958	$368,465

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$53,529	$44,887
Accrued payroll and related benefits	18,372	19,985
Accrued self-insurance reserves	8,527	9,359
Other accrued expenses	21,199	20,034
Current liabilities of discontinued operations	1,618	2,204
Billings in excess of costs and earnings on uncompleted contracts	16,255	12,460
Accrued income taxes	8,309	10,413
Current installments of long-term debt	—	150

Total current liabilities	127,809	119,492

Long-term debt, less current installments	45,200	35,150
Long-term self-insurance reserves	12,544	13,897
Other long-term liabilities	10,891	12,846
Liabilities of discontinued operations	8,461	9,000

Commitments and contingent liabilities (Note 18)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding, 27,857,000 and 27,329,000, respectively	9,286	9,110
Additional paid-in capital	69,380	57,586
Retained earnings	125,193	113,611
Common stock held in trust	(5,416)	(5,029)
Deferred compensation obligations	5,416	5,029
Unearned compensation	(4,738)	(1,810)
Accumulated other comprehensive loss	(68)	(417)

Total shareholders’ equity	199,053	178,080

Total liabilities and shareholders’ equity	$403,958	$368,465

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands, except per share data)	Year-Ended Feb. 25, 2006	Year-Ended Feb. 26, 2005	Year-Ended Feb 28, 2004
Net sales	$696,733	$628,813	$535,329
Cost of sales	566,671	513,095	440,862

Gross profit	130,062	115,718	94,467
Selling, general and administrative expenses	99,845	89,440	86,720

Operating income	30,217	26,278	7,747
Interest income	805	1,963	568
Interest expense	2,480	3,218	3,713
Other income, net	66	230	67
Equity in earnings (loss) of affiliated companies	2,623	(1,272)	(3,165)

Earnings from continuing operations before income taxes	31,231	23,981	1,504
Income tax expense (benefit)	7,463	7,403	(3,128)

Earnings from continuing operations	23,768	16,578	4,632
Earnings (loss) from discontinued operations, net of income taxes	—	67	(10,225)

Net earnings (loss)	$23,768	$16,645	$(5,593)

Earnings (loss) per share – basic
Earnings from continuing operations	$0.87	$0.61	$0.17
Earnings (loss) from discontinued operations	—	—	(0.38)

Net earnings (loss)	$0.87	$0.61	$(0.21)

Earnings (loss) per share – diluted
Earnings from continuing operations	$0.85	$0.60	$0.17
Earnings (loss) from discontinued operations	—	—	(0.37)

Net earnings (loss)	$0.85	$0.60	$(0.20)

Weighted average basic shares outstanding	27,407	27,071	27,037
Weighted average diluted shares outstanding	28,003	27,716	27,819

Cash dividends declared per common share	$0.255	$0.245	$0.235

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year-Ended Feb. 25, 2006	Year-Ended Feb. 26, 2005 Restated	Year-Ended Feb. 28, 2004 Restated
Operating Activities
Net earnings (loss)	$23,768	$16,645	$(5,593)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (earnings) loss from discontinued operations	—	(67)	10,225
Depreciation and amortization	17,871	17,501	18,931
Amortization of deferred compensation - restricted stock	2,094	459	817
Deferred income taxes	(583)	650	5,014
Equity in (earnings) loss of affiliate companies	(2,623)	1,272	3,165
Gain on disposal of assets	(923)	(1,127)	(1,067)
Other, net	(4)	1,021	(1,329)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(4,084)	(31,914)	3,318
Inventories	(8,036)	912	335
Accounts payable and accrued expenses	5,089	11,379	(11,052)
Billings in excess of costs and earnings on uncompleted contracts	3,795	3,656	2,699
Refundable and accrued income taxes	(879)	14,042	(7,090)
Other, net	(132)	(979)	217

Net cash provided by continuing operating activities	35,353	33,450	18,590

Investing Activities
Capital expenditures and acquisition of intangible assets	(29,739)	(19,618)	(11,459)
Proceeds from sales of property, plant and equipment	200	1,044	4,038
Acquisition of businesses, net of cash acquired	(420)	(6,804)	—
Investments in and loans to equity investments	(5,000)	(12)	(81)
Purchases of marketable securities	(50,728)	(36,455)	(14,142)
Sales/maturities of marketable securities	46,601	36,306	16,642

Net cash used in continuing investing activities	(39,086)	(25,539)	(5,002)

Financing Activities
Net proceeds from (payments on) revolving credit agreement	10,050	(4,350)	(7,300)
Payments on long-term debt	(150)	(308)	(540)
Payments on debt issue costs	(350)	—	—
Proceeds from issuance of common stock, net of cancellations	4,685	831	1,031
Repurchase and retirement of common stock	(4,044)	(1,859)	(1,292)
Dividends paid	(6,989)	(6,695)	(6,450)

Net cash provided by (used in) continuing financing activities	3,202	(12,381)	(14,551)

Cash Flows of Discontinued Operations
Net cash used in operating activities	(1,034)	(1,418)	(7,848)
Net cash provided by investing activities	274	4,033	6,467
Net cash provided by financing activities	—	—	—

Net cash (used in) provided by discontinued operations	(760)	2,615	(1,381)

Decrease in cash and cash equivalents	(1,291)	(1,855)	(2,344)
Cash and cash equivalents at beginning of year	5,967	7,822	10,166

Cash and cash equivalents at end of year	$4,676	$5,967	$7,822

Noncash Activity
Capital expenditures in accounts payable	$689	$—	$—
Dividends in accounts payable	1,810	1,706	—

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Unearned Compensation	Accumulated Other Comprehensive (Loss) Income	Comprehensive (Loss) Earnings
Bal. at March 1, 2003	27,203	$9,068	$52,623	$120,859	$(5,179)	$5,179	$(2,482)	$(1,858)
Net loss	—	—	—	(5,593)	—	—	—	—	$(5,593)
Unrealized gain on marketable securities, net of $40 tax expense	—	—	—	—	—	—	—	74	74
Unrealized gain on derivatives, net of $348 tax expense	—	—	—	—	—	—	—	575	575
Issuance of stock, net of cancellations	190	63	2,210	(545)	(189)	189	(809)	—
Amortization of restricted stock	—	—	—	—	—	—	817	—
Tax benefit associated with stock plans	—	—	84	—	—	—	—	—
Exercise of stock options	180	60	1,260	(48)	—	—	—	—
Share repurchases	(113)	(38)	(228)	(1,026)	—	—	—	—
Other share retirements	(102)	(34)	(200)	(926)	—	—	—	—
Cash dividends ($0.235 per share)	—	—	—	(6,450)	—	—	—	—

Bal. at Feb. 28, 2004	27,358	$9,119	$55,749	$106,271	$(5,368)	$5,368	$(2,474)	$(1,209)	$(4,944)

Net earnings	—	—	—	16,645	—	—	—	—	$16,645
Unrealized loss on marketable securities, net of $141 tax benefit	—	—	—	—	—	—	—	(263)	(263)
Unrealized gain on derivatives, net of $640 tax expense	—	—	—	—	—	—	—	1,055	1,055
Cancellation of stock, net of issuances	(19)	(6)	361	(424)	339	(339)	205	—
Amortization of restricted stock	—	—	—	—	—	—	459	—
Tax benefit associated with stock plans	—	—	450	—	—	—	—	—
Exercise of stock options	237	79	1,530	—	—	—	—	—
Share repurchases	(173)	(57)	(348)	(1,454)	—	—	—	—
Other share retirements	(74)	(25)	(156)	(732)	—	—	—	—
Cash dividends ($0.245 per share)	—	—	—	(6,695)	—	—	—	—

Bal. at Feb. 26, 2005	27,329	$9,110	$57,586	$113,611	$(5,029)	$5,029	$(1,810)	$(417)	$17,437

Net earnings	—	—	—	23,768	—	—	—	—	$23,768
Unrealized loss on marketable securities, net of $11 tax benefit	—	—	—	—	—	—	—	. (20)	(20)
Unrealized gain on derivatives, net of $225 tax expense	—	—	—	—	—	—	—	369	369
Issuance of stock, net of cancellations	415	138	6,911	(460)	(387)	387	(5,022)	—
Amortization of restricted stock	—	—	—	—	—	—	2,094	—
Tax benefit associated with stock plans	—	—	1,214	—	—	—	—	—
Exercise of stock options	459	153	4,477	—	—	—	—	—
Share repurchases	(250)	(83)	(588)	(3,373)	—	—	—	—
Other share retirements	(96)	(32)	(220)	(1,260)	—	—	—	—
Cash dividends ($0.255 per share)	—	—	—	(7,093)	—	—	—	—

Bal. at Feb. 25, 2006	27,857	$9,286	$69,380	$125,193	$(5,416)	$5,416	$(4,738)	$(68)	$24,117

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 Summary of Significant Accounting Policies and Related Data

Basis of Consolidation. The accompanying consolidated financial statements include the accounts of Apogee Enterprises, Inc., a Minnesota corporation, and all majority-owned subsidiaries (the Company). Transactions between Apogee and its subsidiaries have been eliminated in consolidation. The equity method is used to account for the Company’s equity investments, in which we have significant influence over the investee, and, as a result, our share of the earnings or losses of such investments is included in the results of operations and our share of these companies’ shareholders’ equity is included in the accompanying consolidated balance sheets. The financial statements for fiscal 2004 have been restated to reflect Harmon AutoGlass, a business unit within our Auto Glass segment sold during the fourth quarter of fiscal 2004, as a discontinued operation. Certain prior-year amounts have been reclassified to conform to the current period presentation.

Fiscal Year. Apogee’s fiscal year ends on the Saturday closest to February 28. Fiscal years 2006, 2005 and 2004 each consisted of 52 weeks.

Cash and Cash Equivalents. Investments with an original maturity of three months or less are included in cash and cash equivalents.

Inventories. Inventories, which consist primarily of purchased glass and aluminum, are valued at the lower of cost or market. Approximately 99 percent of the inventories are valued by use of the last-in, first-out (LIFO) method, which does not exceed market. If the first-in, first-out (FIFO) method had been used, inventories would have been $3.3 million and $2.6 million higher than reported at February 25, 2006, and February 26, 2005, respectively.

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

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and has determined that it does not have any intangible assets with indefinite useful lives other than goodwill. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually, or more frequently if events warrant. Intangible assets with discrete useful lives are amortized over their estimated useful lives. The Company tests goodwill of each of its reporting units for impairment annually in connection with its fourth quarter planning process or more frequently if impairment indicators exist. During the fourth quarter of fiscal 2006, using discounted cash flow methodologies, we completed our annual impairment test for goodwill and determined there was no impairment charge. In addition, the Company reassessed the useful lives of its identifiable intangible assets and determined that the lives were appropriate.

Long-Lived Assets. The carrying value of long-lived assets such as property, plant and equipment, intangible assets and investments in affiliated companies is reviewed when impairment indicators exist as required under generally accepted accounting principles. We consider many factors, including short- and long-term projections of future performance associated with these assets. If this review indicates that the long-lived assets will not be recoverable based on the estimated undiscounted cash flows, the carrying value of such assets will be reduced to estimated fair value.

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

Revenue Recognition. Generally, our sales terms are “free on board” (FOB) shipping point or FOB destination for our product-type sales and revenue is recognized when title has transferred. The Company recognizes revenue from construction contracts on a percentage-of-completion basis, measured by the percentage of costs incurred to date to estimated total costs for each contract, and records that proportion of the total contract revenue in that period. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in sales only when they have been approved by customers. Approximately 32 percent, 31 percent and 26 percent of our consolidated sales in fiscal 2006, 2005 and 2004, respectively, were recorded on a percentage-of-completion basis.

Pricing and Sales Incentives. The Company records estimated reductions to revenue for customer programs and incentive offerings including pricing arrangements, promotions, and other volume-based incentives at the later of the date revenue is recognized or the incentive is offered. Sales incentives given to customers are recorded as a reduction to net sales unless (1) the Company receives an identifiable benefit for goods or services in exchange for the consideration and (2) the Company can reasonably estimate the fair value of the benefit received.

Shipping and Handling. All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenues. The costs incurred by the Company for shipping and handling are reported as cost of sales.

Research and Development. Research and development expenses are charged to operations as incurred and were $4.0 million, $3.9 million and $3.5 million for fiscal 2006, 2005 and 2004, respectively.

Advertising. Advertising expenses are charged to operations as incurred and were $1.6 million, $1.7 million and $1.3 million in fiscal 2006, 2005 and 2004, respectively.

Income Taxes. The Company accounts for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes, which requires use of the asset and liability method. This method recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial and tax reporting.

Stock-Based Compensation. Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for activity in its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, it does not recognize compensation expense in connection with employee stock option grants and stock-settled stock appreciation rights because it grants them at exercise prices not less than the fair value of the common stock on the date of grant.

The following table shows the effect of net earnings (loss) and earnings (loss) per share had the Company applied the fair value expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In thousands, except per share data)	2006	2005	2004
Net earnings (loss)
As reported	$23,768	$16,645	$(5,593)
Compensation expense, net of income taxes	1,650	1,517	1,411

Pro forma	$22,118	$15,128	$(7,004)

Earnings (loss) per share – basic
As reported	$0.87	$0.61	$(0.21)
Pro forma	0.81	0.56	(0.26)

Earnings (loss) per share – diluted
As reported	$0.85	$0.60	$(0.20)
Pro forma	0.79	0.55	(0.25)

Weighted average common shares outstanding
Basic	27,407	27,071	27,037
Diluted	27,926	27,670	27,819

The above pro forma amounts may not be representative of the effects on reported net earnings for future years. The weighted average fair value per option at the date of grant for options granted in fiscal 2006, 2005 and 2004 was $6.73, $5.04 and $4.16, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in fiscal 2006, 2005 and 2004:

	2006	2005	2004
Dividend yield	1.7%	2.0%	2.4%
Expected volatility	58.8%	63.3%	65.7%
Risk-free interest rate	3.8%	3.8%	2.0%
Expected lives	4.8 years	4.9 years	4.5 years

Derivatives. The Company recognizes all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our balance sheet. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated and is effective as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the consolidated results of operations when the hedged item affects earnings. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.

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

Statements of Cash Flows. In fiscal 2006, the Company restated its fiscal 2005 and fiscal 2004 consolidated statement of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount.

New Accounting Standards. During December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005 (as delayed by the Securities and Exchange Commission), with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, a determination must be made regarding the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The adoption of SFAS No. 123R is required in the first quarter of fiscal 2007, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retrospective options, prior periods may be restated either as of the beginning of the year of adoption, February 26, 2006, or for all periods presented. The Company intends to adopt SFAS No. 123R on a prospective basis and expects the adoption to have a negative impact on annual earnings of approximately $0.05 per share in fiscal 2007.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Inventory Pricing. SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard will be effective for fiscal years beginning after June 15, 2005. The Company does not expect the accounting change will have an effect on its consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company adopted FIN 47 at the end of fiscal 2006, which did not have an effect on its consolidated financial position, results of operations or cash flows.

In March 2004, the Emerging Issues Task Force (EITF) released Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under the FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The effective date for evaluating whether an investment is other-than-temporarily impaired was delayed by FASB Staff Position (FSP) EITF Issue 03-1-1. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1 (a single document) to clarify these rules. Effectively, the FSP issued in November 2005 reverts to the other-than-temporary guidance that predated the original effective date of EITF 03-1; however, it maintains certain guidance in EITF 03-1 relative to testing of cost-method equity securities and the disclosure requirements which have been effective since 2003. The FSP issued in November 2005 is effective for reporting periods beginning after December 15, 2005. The adoption of the FSP issued in November 2005 is not anticipated to have a material effect on the Company’s results of operations or financial condition. We reviewed the additional disclosures required by EITF 03-1 and maintained by the FSP issued in November 2005 for inclusion in the notes to the Company’s fiscal 2006 financial statements and no additional disclosures were deemed necessary.

2 Working Capital

Receivables
(In thousands)	2006	2005
Trade accounts	$86,274	$83,305
Construction contracts	41,829	38,941
Contract retainage	16,936	15,244
Other receivables	5,323	4,539

Total receivables	150,362	142,029
Less allowance for doubtful accounts	(2,547)	(3,298)

Net receivables	$147,815	$138,731

Inventories
(In thousands)	2006	2005
Raw materials	$13,805	$12,048
Work-in-process	6,735	6,190
Finished goods	12,795	11,037
Costs and earnings in excess of billings on uncompleted contracts	9,526	5,550

Total inventories	$42,861	$34,825

Other Accrued Expenses
(In thousands)	2006	2005
Taxes, other than income taxes	$2,476	$2,166
Retirement savings plan	4,116	3,932
Volume and pricing discounts	869	3,227
Warranties	3,912	3,717
Dividends	1,810	1,706
Deferred gain on sale and leaseback transactions	1,318	1,317
Interest	331	279
Other	6,367	3,690

Total accrued expenses	$21,199	$20,034

3 Property, Plant and Equipment

(In thousands)	2006	2005
Land	$2,879	$2,879
Buildings and improvements	78,082	75,017
Machinery and equipment	150,413	139,240
Office equipment and furniture	32,558	37,117
Construction in progress	12,695	9,916

Total property, plant and equipment	276,627	264,169
Less accumulated depreciation	(163,429)	(163,630)

Net property, plant and equipment	$113,198	$100,539

Depreciation expense was $16.6 million, $16.8 million and $18.8 million in fiscal 2006, 2005 and 2004, respectively.

4 Marketable Securities

The Company’s wholly owned insurance subsidiary, Prism, insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. Prism’s fixed maturity investments are classified as “available for sale” and are carried at market value as prescribed by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains and losses are reported in a separate component of shareholders’ equity, net of income taxes, until the investments are sold. The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at February 25, 2006 and February 26, 2005 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
February 25, 2006
Municipal bonds	$17,912	$43	$(127)	$17,828

Total investments	$17,912	$43	$(127)	$17,828

February 26, 2005
Municipal bonds	$13,785	$25	$(78)	$13,732

Total investments	$13,785	$25	$(78)	$13,732

The Company considers the unrealized losses arising from increased interest rates indicated above to be temporary in nature. The amortized cost and estimated fair values of investments at February 25, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$1,685	$1,685
Due after one year through five years	3,505	3,445
Due after five years through ten years	4,613	4,623
Due after ten years through fifteen years	2,976	2,968
Due beyond fifteen years	5,133	5,107

Total	$17,912	$17,828

Gross realized gains of $0.2 million, $0.4 million and $0.1 million, and gross realized losses of $0.1 million, $0.2 million and $0 were recognized in fiscal 2006, 2005 and 2004, respectively, and are included in other income, net in the accompanying consolidated results of operations.

5 Equity Investments

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The Company’s investment in PPG Auto Glass was $17.7 million and $15.1 million at February 25, 2006 and February 26, 2005, respectively. At February 25, 2006 and February 26, 2005, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill.

In connection with the formation of PPG Auto Glass, the Company agreed to a supply agreement to supply the joint venture, through PPG, with most of the Company’s windshield fabrication capacity at agreed upon terms and conditions. The Company’s windshield supply agreement with PPG expired in July 2005 during the Company’s quarter ended August 27, 2005. The Company continues to transition the Auto Glass segment to focus on selling ARG to wholesalers and distributors, including PPG, following the termination of this supply agreement and continues to focus on the OEM and aftermarket RV and bus windshield markets.

The Company entered into a short-term loan agreement for working capital needs with PPG Auto Glass during the quarter ended February 25, 2006 to lend the joint venture $5.0 million to PPG Auto Glass. The terms of the note receivable are considered arms’-length and the note matures on July 26, 2006. The note receivable is included in receivables in the consolidated balance sheets.

In addition to the above investment, the Company has other immaterial equity-method investments totaling $0.3 million at both February 25, 2006 and February 26, 2005.

6 Acquisitions

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

Of the $4.1 million in intangible assets, $2.5 million and $1.6 million were assigned to customer relationships and non-compete agreements, respectively, based on preliminary valuations. As a result of finalizing the valuations of net assets acquired, an adjustment of $0.2 million was made to increase the value of the customer relationships during the first quarter of fiscal 2006. The amortization periods of ten years and five years, respectively, match their useful lives. The resulting goodwill is fully tax deductible. Of this transaction, $1.2 million of payments relating to the non-compete agreements still remain and are payable through fiscal 2010. These non-compete agreements are with the previous owners of AWallS, two of whom are current employees of the Company. Additionally, the purchase price includes an earn-out provision contingent on execution of the acquired backlog over a two-year period and, if required, will be recorded as an adjustment to goodwill. During fiscal 2006, the Company paid $0.4 million pursuant to earn-out provisions and recorded the amount as additional goodwill.

This transaction was accounted for by the purchase method. Accordingly, the consolidated financial statements include the net assets and results of operations of the acquired business from the date of acquisition.

The following pro forma consolidated condensed financial results of operations for fiscal 2005 are presented as if the acquisition had been completed at the beginning of the period. The fiscal 2006 consolidated condensed financial results of operations are shown for comparative purposes.

(In thousands)	Actual 2006	Pro forma 2005
Net sales	$696,733	$651,616
Income from continuing operations	23,768	16,750
Net income	23,768	16,817

Earnings per share – continuing operations
Basic	$0.87	$0.62
Diluted	0.85	0.61

Weighted average common shares outstanding
Basic	27,407	27,071
Diluted	28,003	27,716

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

7 Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the year ended February 25, 2006 was as follows:

(In thousands)	Architectural	LSO	Auto Glass	Corporate and Other	Total
Balance, February 26, 2005	$25,524	$10,607	$—	$7,252	$43,383
Goodwill acquired	420	—	—	—	420
Adjustment	(203)	—	—	—	(203)

Balance, February 25, 2006	$25,741	$10,607	$—	$7,252	$43,600

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below. “Corporate and Other” includes the excess of the cost of the investment over the value of the underlying net tangible assets related to the formation of the PPG Auto Glass joint venture.

	2006			2005
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$2,060	$(1,247)	$813	$1,710	$(1,057)	$653
Non-compete agreements	2,899	(1,058)	1,841	2,899	(427)	2,472
Customer relationships	2,700	(606)	2,094	2,497	(99)	2,398
Purchased intellectual property	555	(113)	442	—	—	—

Total	$8,214	$(3,024)	$5,190	$7,106	$(1,583)	$5,523

Amortization expense on these identifiable intangible assets was $1.2 million and $0.7 million in fiscal 2006 and 2005, respectively. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

(In thousands)	2007	2008	2009	2010	2011
Estimated amortization expense	$1,313	$1,138	$943	$693	$256

8 Realignment of Operations

During the first quarter of fiscal 2006, the Company initiated a realignment of its window and curtainwall manufacturing operation to better serve the architectural glass products market. The Company incurred severance costs of $0.8 million during fiscal 2006. The costs incurred to date are included in “selling, general and administrative expenses” in the consolidated results of operations. The Company does not anticipate any significant additional costs to be incurred related to this realignment.

9 Long-Term Debt

During the first quarter of fiscal 2006, the Company entered into a five-year, unsecured, revolving credit facility, which expires in May 2010 (the Company’s fiscal 2011) in the amount of $100.0 million, with a $75.0 million optional expansion feature. Borrowings of $36.8 million were outstanding as of February 25, 2006. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at February 25, 2006 was $160.3 million, whereas the Company’s actual net worth as defined in the credit facility was $199.1 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.87 at February 25, 2006. If the Company is not in compliance with either of these ratios, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At February 25, 2006, the Company was in compliance with all of the financial covenants of the credit facility. This credit facility replaced the Company’s four-year, unsecured, revolving credit facility in the amount of $125.0 million, of which $26.8 million of borrowings were outstanding as of February 26, 2005. The remaining debt balance consists primarily of $8.4 million in certain industrial development bonds.

(In thousands)	2006	2005
Borrowings under revolving credit agreement, interest at 6.1% for 2006 and 5.9% for 2005*	$36,800	$26,750
Other, interest at 2.8% for 2006 and 1.6% for 2005	8,400	8,550

Total long-term debt	45,200	35,300
Less current installments	—	(150)

Net long-term debt	$45,200	$35,150

*	Interest rate excludes the impact of swaps.

The Company’s $8.4 million of industrial revenue bonds, included in the total above, are supported by $8.4 million of letters of credit that reduce the Company’s availability of funds under the $100.0 million credit facility.

Long-term debt maturities are as follows:

(In thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Maturities	$—	$—	$—	$—	$36,800	$8,400	$45,200

The Company has entered into an interest rate swap agreement that, at February 25, 2006, effectively converted15.8 million of variable rate borrowings into a fixed-rate obligation. The notional value of the swap decreases from $15.8 million to $4.5 million at the expiration date of March 29, 2008. The Company receives payments at variable rates while making payments at a fixed rate of 5.01 percent. The swap agreement had a notional value of $25.0 million at February 26, 2005 with a fixed rate of 5.8 percent and was set to expire during fiscal 2006. An additional interest rate swap for $10.0 million expired in fiscal 2005. The net present liability associated with these swaps was minimal at the end of fiscal 2006 and $0.6 million at the end of fiscal 2005.

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

Selected information related to long-term debt is as follows:

(In thousands, except percentages)	2006	2005
Average daily borrowings during the year	$44,672	$39,616
Maximum borrowings outstanding during the year	57,400	57,000
Weighted average interest rate during the year, excluding swap agreements	5.4%	5.0%
Weighted average interest rate during the year, including swap agreements	6.2%	8.2%

10 Interest Expense

(In thousands)	2006	2005	2004
Interest on debt	$2,597	$2,877	$3,091
Other interest expense	353	565	622
Less: Capitalized interest	(470)	(224)	—

Net interest expense	$2,480	$3,218	$3,713

Interest payments were $2.9 million, $3.6 million and $3.7 million in fiscal 2006, 2005 and 2004, respectively. As interest payments relate to funds borrowed to purchase major buildings, information systems and equipment installations, we capitalize the payments and depreciate them over the lives of the related assets.

11 Employee Benefit Plans

Retirement Savings Plan

The Company sponsors a single 401(k) retirement savings plan covering substantially all full-time non-union employees and union employees at one of our manufacturing facilities. This plan includes an annual Company contribution based on a percentage of employees’ base earnings. The contribution was $4.0 million, $4.0 million and $5.0 million in fiscal 2006, 2005 and 2004, respectively, of which $1.2 million represented contributions related to discontinued operations for fiscal 2004.

In addition to the contribution above, employees are also allowed to contribute up to 60 percent of their wages to this plan, up to statutory limits. The Company contributes a match of 30 percent of the first 6 percent of the employee contributions. The Company match for fiscal 2006, 2005 and 2004 was $1.7 million, $1.5 million and $2.0 million, respectively. Of the total match made by the Company in fiscal 2004, $0.4 million represented contributions related to discontinued companies.

Plans under Collective Bargaining Agreements

The Company also contributes to various multi-employer union retirement plans, which provide retirement benefits to the majority of its union employees. The total contributions to these plans in fiscal 2006, 2005 and 2004, respectively were $6.7 million, $5.8 million and $4.7 million. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of unfunded vested liabilities.

Prior to fiscal 2005, the Company also contributed to three single employer union retirement plans under collective bargaining agreements, which provided retirement benefits for union employees. The amount contributed in accordance with the requirements of these plans was $0.5 million in fiscal 2004. Of this total contribution, the majority was represented by contributions to two single employer union plans which are part of discontinued operations. Accordingly, the Company did not make any contributions to these plans beyond fiscal 2004. Union employees who were participating in the third single employer union retirement plan ceased participating in this separate plan and began participating in the Company’s 401(k) retirement savings plan in fiscal 2005.

Officer’s Supplemental Executive Retirement Plan (SERP)

The Company also sponsors the SERP to named executive officers. The plan is considered a defined-benefit pension plan which is based principally on an employee’s years of service and/or compensation levels near retirement. The Company uses a December 31 measurement date.

Obligations and Funded Status (SERP)

The following tables present reconciliations of the benefit obligation of the plan and the funded status of the plan:

(In thousands)	2006	2005
Change in benefit obligation
Benefit obligation beginning of year	$5,746	$5,069
Service cost	252	197
Interest cost	323	294
Actuarial loss	270	434
Benefits paid	(259)	(248)

Benefit obligation end of year	$6,332	$5,746

Change in plan assets
Fair value of plan assets beginning of year	$—	$—
Actual return on plan assets	—	—
Company contributions	259	248
Benefits paid	(259)	(248)

Fair value of plan assets end of year	$—	$—

Funded status
Plan assets less than benefit obligation	$(6,332)	$(5,746)
Unrecognized cost:
Net actuarial loss	786	516
Prior service cost	2,204	2,442
Benefits paid	47	41

Net amount recognized	$(3,295)	$(2,747)

Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2006	2005
Prepaid benefit cost	$—	$—
Accrued benefit liability	(4,590)	(3,829)
Other assets	1,295	1,082
Accumulated other comprehensive income – pre-tax	—	—

Net amount recognized	$(3,295)	$(2,747)

Components of the SERP’s net periodic benefit cost are as follows:

(In thousands)	2006	2005	2004
Service cost	$252	$197	$247
Interest cost	323	294	281
Amortization of prior service cost	238	238	172

Net periodic benefit cost	$813	$729	$700

Additional Information (SERP)

Assumptions

Weighted-average assumptions used to determine the SERP’s benefit obligation at December 31 are as follows:

(Percentages)	2006	2005	2004
Discount rate	5.50	5.75	6.25
Rate of compensation increase	4.00	3.50	3.00

Weighted-average assumptions used to determine the SERP’s net periodic benefit cost for years ending December 31 are as follows:

(Percentages)	2006	2005	2004
Discount rate	5.75	6.25	6.75
Rate of compensation increase	3.50	3.00	4.75

SERP discount rate. The discount rate reflects the current rate at which the SERP’s pension liabilities could be effectively settled at the end of the year based on the December 31 measurement date. The discount rate was determined by matching the expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate of 5.5 percent. There are no known or anticipated changes in the discount rate assumption that will impact the pension expense in fiscal year 2007.

SERP net periodic benefit cost. Total SERP net periodic pension benefits cost was $0.8 million, $0.7 million and $0.7 million in fiscal 2006, 2005 and 2004, respectively. Total net periodic pension benefits cost is expected to be approximately $0.8 million in fiscal 2007. The net periodic pension benefit cost for fiscal 2007 has been estimated assuming a discount rate of 5.5 percent.

Contributions

Since the SERP is unfunded, the contributions represent benefit payments made. In fiscal 2006 and 2005, pension contributions totaled $0.3 million and $0.2 million, respectively. The contributions in fiscal 2006 and 2005 equaled or exceeded the minimum funding requirement. Fiscal 2007 pension contributions are expected to be in the range of $0.2 to $0.3 million.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plan as follows:

(In thousands)
Fiscal 2007	$280
Fiscal 2008	290
Fiscal 2009	290
Fiscal 2010	290
Fiscal 2011	290
Fiscal 2012-2016	2,300

Employee Stock Purchase Plan

The Company also sponsors an employee stock purchase plan into which its employees and non-employee directors may contribute up to $500 per week on an after-tax basis. The Company contributes a match of 15 percent of the employee contribution. Contributions and Company match funds are used to purchase shares of Company stock on the open market. The Company match to this plan was $0.1 million, $0.1 million and $0.2 million in fiscal 2006, 2005 and 2004, respectively.

12 Shareholders’ Equity and Stock Option Plans

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

The 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan (the “Plans”) provide for the issuance of 1,800,000 and 2,500,000 shares, respectively, for various forms of stock-based compensation while the 1987 Stock Option Plan provides for the issuance of 2,500,000 options to purchase Company stock. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock appreciation rights (SARs), are granted at a price equal to the fair market value at the date of award. Restricted stock awards are also included in these plans. The 1997 Omnibus Stock Incentive Plan was terminated in January 2006, and no new grants may be made under this plan, although vesting and exercises of these options and vesting of restricted stock may still occur, according to the vesting period of the various grants. The 1987 Stock Option Plan has expired and no new grants of stock options may be made under this plan.

A summary of option and SARs transactions under the Plans for fiscal 2006, 2005 and 2004 are as follows:

	Options/SARs Outstanding
	Number of Shares	Average Exercise Price	Option Price Range
Balances, March 1, 2003	2,663,859	$11.20	$3.75-$19.25
Options granted	469,780	9.44	9.15- 12.57
Options exercised	(179,713)	7.08	3.75- 12.84
Options canceled	(435,997)	11.36	4.81- 16.75

Balances, February 28, 2004	2,517,929	$11.14	$3.75- $19.25
Options granted	523,287	12.03	11.26- 14.00
Options exercised	(236,844)	6.80	4.06- 14.00
Options canceled	(235,713)	13.16	4.81- 16.75

Balances, February 26, 2005	2,568,659	$11.53	$3.75- $19.25
Options and SARs granted	267,960	14.33	14.10- 15.98
Options exercised	(459,445)	10.09	3.75- 15.06
Options and SARs canceled	(132,653)	11.98	4.41- 14.10

Balances, February 25, 2006	2,244,521	$12.14	$3.88-$19.25

The following table summarizes information about stock options and SARs outstanding and exercisable at February 25, 2006:

	Options/SARs Outstanding			Options/SARs Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 3.88 - $ 5.00	95,881	4.2 years	$4.43	95,881	$4.43
5.01 - 10.00	450,206	6.4 years	8.93	331,206	8.85
10.01 - 15.00	1,371,541	6.4 years	12.80	806,784	12.73
15.01 - 19.25	326,893	1.9 years	16.03	321,251	16.03

	2,244,521	5.6 years	$12.14	1,555,122	$12.07

The Amended and Restated 1987 Partnership Plan (the “Partnership Plan”), a plan designed to increase the ownership of Apogee stock by key employees, allowed participants selected by the Compensation Committee of the Board of Directors to defer earned incentive compensation through the purchase of Apogee common stock. The purchased stock was then matched by an equal award of restricted stock, which vested over a predetermined period. The restricted stock was recorded as unearned compensation in the equity section of the balance sheet. In accordance with EITF 97-14, Accounting for Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested, the deferred compensation in the form of the Company’s stock was recorded at historical cost and classified as common stock held in trust. Since the investments were all in Company stock, an offsetting amount was recorded as deferred compensation obligations in the equity section of the balance sheet. Common shares of 3,400,000 were authorized for issuance under the Partnership Plan. As of February 25, 2006, 3,288,000 shares have been issued or committed under the Partnership Plan. The Company expensed $0.4 million, $2.5 million and $0.5 million in conjunction with the Partnership Plan in fiscal 2006, 2005 and 2004, respectively. This program was eliminated for fiscal 2006 and beyond, although vesting of restricted stock will still occur according to the vesting period of the grants.

Effective for fiscal 2006, the Company implemented a new executive compensation program (the “New Program”), which replaces the Partnership Plan. The New Program provides for a greater portion of total compensation to be delivered to key employees selected by the Compensation Committee of the Board of Directors through long-term incentives using performance shares and SARs. Performance shares are issued at the beginning of each fiscal year in the form of restricted stock. The number of shares issued at grant is equal to the target number of performance shares and allows for the right to receive an additional number of shares based on meeting pre-determined financial goals. The restricted stock is recorded in unearned compensation in the equity section of the balance sheet. The Company expensed $1.0 million in connection with performance shares in fiscal 2006. SARs are issued annually and vest equally over a three-year period. The exercise price of the SARs is equal to the fair market value at the date of the award. The SARs are accounted for in accordance with APB Opinion No. 25, thus no compensation expense is recognized in the consolidated results of operations.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock in the open market at prevailing market prices. The Company repurchased 285,324 shares under this program, for a total of $3.2 million through February 26, 2005. The Company repurchased an additional 250,000 shares during fiscal 2006 under this program for $4.0 million. Therefore, the Company has purchased a total of 535,324 shares repurchased at a total cost of $7.2 million since the inception of this program. The Company has remaining authority to repurchase 964,676 shares under this program.

In addition to the shares repurchased according to this repurchase plan, the Company also purchased $1.5 million and $0.9 million of Company stock from employees pursuant to terms of board and shareholder approved compensation plans during fiscal 2006 and 2005, respectively.

The following table summarizes the accumulated other comprehensive loss at February 25, 2006 and February 26, 2005.

(In thousands)	2006	2005
Net unrealized loss on marketable securities	$(55)	$(34)
Net unrealized loss on derivatives	(13)	(383)

Total accumulated other comprehensive loss	$(68)	$(417)

13 Income Taxes

The components of income tax expense (benefit) for continuing operations for each of the last three fiscal years are as follows:

(In thousands)	2006	2005	2004
Current:
Federal	$7,597	$5,841	$(7,735)
State and local	449	912	(407)

Total current for continuing operations	$8,046	$6,753	$(8,142)

Deferred:
Federal	$(730)	$566	$4,622
State and local	147	84	392

Total deferred for continuing operations	$(583)	$650	$5,014

Income tax expense (benefit):
Continuing operations	$7,463	$7,403	$(3,128)
Discontinued operations	—	39	(6,005)

Total income tax expense (benefit)	$7,463	$7,422	$(9,133)

Income tax payments, net of refunds, were $8.8 million, $4.4 million and $3.3 million in fiscal 2006, 2005 and 2004, respectively.

A reconciliation of the statutory federal income tax expense (benefit) for continuing operations is as follows:

(In thousands)	2006	2005	2004
Federal income tax expense at statutory rates	$10,931	$8,394	$524
State and local income taxes, net of federal tax benefit	387	648	(9)
Tax credits	(250)	(1,014)	(1,574)
Foreign sales	(231)	(193)	(263)
Manufacturing deduction	(257)	—	—
Meals and entertainment	127	116	133
Charitable contributions	—	—	(750)
Tax-exempt interest	(149)	(125)	(181)
Tax reserves adjustments and benefits recognized	(3,100)	(436)	(914)
Other, net	5	13	(94)

Income tax expense (benefit), continuing operations	$7,463	$7,403	$(3,128)

Tax benefits for deductions associated with the stock-based incentive plans amounted to $1.2 million, $0.5 million and $0.1 million in fiscal 2006, 2005 and 2004, respectively. These benefits were added directly to additional paid-in capital and were not reflected in the determination of income tax expense or benefit.

Deferred tax assets and deferred tax liabilities for continuing operations at February 25, 2006 and February 26, 2005 are as follows:

	2006		2005
(In thousands)	Current	Noncurrent	Current	Noncurrent
Accounts receivable	$925	$—	$1,333	$—
Accrued insurance	197	1,168	—	2,900
Other accruals	2,509	(752)	2,693	(762)
Deferred compensation	158	5,822	37	5,943
Restructuring reserve	587	1,789	584	1,317
Goodwill and other intangibles	—	(483)	(113)	(644)
Inventory	647	—	1,499	—
Depreciation	—	(7,537)	—	(8,229)
Mark-to-market interest rate swaps	—	7	—	232
Capital loss carryforward	—	285	—	1,533
Other	(285)	75	(1,362)	(2,207)

Deferred tax assets	$4,738	$374	$4,671	$83

14 Discontinued Operations

On January 2, 2004, the Company completed the cash sale of Harmon AutoGlass, with the selling price subject to a final working capital adjustment. The working capital adjustment was finalized during the second quarter of fiscal 2005, with no effect to the operating results of the Company. During fiscal 2004, the Company recorded after-tax charges of $7.6 million representing a reduction in the carrying value of this business unit to its estimated fair value, less cost to sell. During fiscal 2005 and 2006, all of the 17 properties that had not been sold with the business and which remained as assets held for sale were sold for net proceeds of $0.3 million and $3.4 million during fiscal 2006 and 2005, respectively. Estimated reserves have been established for committed future cash flows related to the remaining exit costs and are recorded as liabilities of discontinued operations.

In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of the Company’s detention/security business and its exit from international curtainwall operations. The remaining estimated cash expenditures related to these discontinued operations are recorded as liabilities of discontinued operations and a majority of the remaining cash expenditures related to discontinued operations is expected to be paid within the next three years. The majority of these liabilities relate to the international curtainwall operations, including bonds outstanding, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts. The reserve for discontinued operations also covers other liability issues, consisting of warranty issues relating to these and other international construction projects.

(In thousands)	2006	2005	2004
Condensed Statement of Operations from Discontinued Businesses
Net sales	$—	$—	$156,402

Earnings (loss) before income taxes (prior to loss on disposal)	—	106	(4,090)
Income tax expense (benefit)	—	39	(1,513)

Earnings (loss) from operations, net of income taxes	—	67	(2,577)
Loss on disposal, net of income taxes	—	—	(7,648)

Net earnings (loss)	$—	$67	$(10,225)

(In thousands)	2006	2005
Summary Balance Sheets of Discontinued Businesses
Property, plant and equipment, net	$—	$365
Accounts payable and accrued liabilities	1,618	2,204
Long-term liabilities	8,461	9,000

15 Quarterly Data (Unaudited)

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
Fiscal 2006
Net sales	$164,132	$173,730	$177,420	$181,451	$696,733
Gross profit	29,849	32,049	33,931	34,233	130,062
Net earnings	3,940	5,508	8,973	5,347	23,768
Net earnings per share – basic	0.14	0.20	0.33	0.20	0.87
Net earnings per share – diluted	0.14	0.20	0.32	0.19	0.85

Fiscal 2005
Net sales	$145,900	$150,957	$157,146	$174,810	$628,813
Gross profit	25,813	28,144	30,112	31,649	115,718
Earnings from continuing operations	3,089	4,321	5,557	3,611	16,578
Earnings from discontinued operations	67	—	—	—	67
Net earnings	3,156	4,321	5,557	3,611	16,645
Earnings per share – basic
From continuing operations	0.11	0.16	0.21	0.13	0.61
From discontinued operations	0.01	—	—	—	—
Net earnings	0.12	0.16	0.21	0.13	0.61
Earnings per share – diluted
From continuing operations	0.11	0.16	0.20	0.13	0.60
From discontinued operations	—	—	—	—	—
Net earnings	0.11	0.16	0.20	0.13	0.60

16 Earnings Per Share

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

(In thousands)	2006	2005	2004
Basic earnings per share – weighted common shares outstanding	27,407	27,071	27,037
Weighted common shares assumed upon exercise of stock options	415	322	343
Unvested shares held in trust for deferred compensation plans	181	323	439

Diluted earnings per share – weighted common shares and potential common shares outstanding	28,003	27,716	27,819

There were 24,000, 547,000 and 1,208,000 stock options excluded in fiscal 2006, 2005 and 2004, respectively, from the computation of diluted earnings per share due to their anti-dilutive effect.

17 Business Segments Data

The Company’s segments are aligned to match the markets they serve. The segments are Architectural Products and Services (Architectural), Large-Scale Optical Technologies (LSO), and Automotive Replacement Glass and Services (Auto Glass). The Architectural segment designs, engineers, fabricates, installs, maintains and renovates the walls of glass and windows comprising the outside skin of commercial and institutional buildings. The LSO segment manufactures value-added glass and acrylic products for the custom picture framing market, sells pre-framed art and produces optical thin film coatings for consumer electronics displays. The Auto Glass segment fabricates aftermarket foreign and domestic automobile windshields and windows, and recreational vehicles and bus windshields.

The following table presents certain data for our three segments, and consolidated data, for fiscal 2006, 2005 and 2004. As previously noted, the Auto Glass segment excludes results of the Company’s former retail auto glass business, which has been reclassified as a discontinued operation.

(In thousands)	2006	2005	2004
Net Sales
Architectural	$576,189	$516,879	$411,425
Large-scale optical	89,313	78,399	79,367
Auto glass	31,404	33,581	44,582
Intersegment elimination	(173)	(46)	(45)

Total	$696,733	$628,813	$535,329

Operating Income (Loss)
Architectural	$18,424	$15,575	$(592)
Large-scale optical	15,122	9,862	2,793
Auto glass	(677)	3,237	7,779
Corporate and other	(2,652)	(2,396)	(2,233)

Total	$30,217	$26,278	$7,747

Depreciation and Amortization
Architectural	$15,276	$13,979	$14,996
Large-scale optical	2,060	2,325	2,250
Auto glass	422	798	1,325
Corporate and other	113	399	360

Total	$17,871	$17,501	$18,931

Capital Expenditures and Acquisitions
Architectural	$26,825	$24,870	$8,789
Large-scale optical	2,272	1,448	2,054
Auto glass	331	87	526
Corporate and other	731	17	90

Total	$30,159	$26,422	$11,459

Identifiable Assets
Architectural	$280,349	$250,990	$198,226
Large-scale optical	51,566	53,072	52,724
Auto glass	8,250	12,239	11,747
Corporate and other	63,793	52,164	73,820

Total	$403,958	$368,465	$336,517

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

The Company’s fiscal 2006, 2005 and 2004 investment in the PPG Auto Glass joint venture and the goodwill associated with that investment of $24.9 million, $22.3 million and $23.6 million, respectively, and the marketable securities held for sale at the Company’s wholly owned insurance subsidiary of $17.8 million, $13.7 million and $14.0 million, respectively, are included in the identifiable assets for Corporate and other.

Apogee’s export net sales of $39.5 million, $36.9 million and $30.3 million for fiscal 2006, 2005 and 2004, respectively, were less than 10 percent of consolidated net sales each year. No single customer, including government agencies, accounts for 10 percent or more of consolidated net sales. Segment operating income is net sales less cost of sales and operating expenses. Operating income does not include provision for interest expense or income taxes. Corporate and other includes miscellaneous corporate activity not allocable to business segments.

18 Commitments and Contingent Liabilities

Operating lease commitments. As of February 25, 2006, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Total minimum payments	$11,015	$9,911	$4,914	$3,903	$3,228	$8,187	$41,158

Total rental expense was $17.9 million, $18.7 million and $15.3 million in fiscal 2006, 2005 and 2004, respectively.

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

Under the Company’s sale and leaseback transactions, total gains of $10.8 million have been deferred and are being recognized over the terms of the respective leases. The February 25, 2006 and February 26, 2005 unamortized portion of the deferred gain of $3.5 million and $4.9 million, respectively, is included in the balance sheet captions accrued expenses and other long-term liabilities. The average annual lease payment over the life of these leases is $5.2 million.

Bond commitments. In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in our backlog. At February 25, 2006, these bonds totaled $129.8 million. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

Guarantees and warranties. The Company accrues for warranty and claim costs for known claims and as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when paid. The Company’s warranty and claim accruals are detailed below.

(In thousands)	2006	2005
Beginning warranty accrual	$3,717	$3,045
Additional accruals	4,730	3,081
Claims paid	4,535	2,409

Ending warranty accrual	$3,912	$3,717

Letters of credit. At February 25, 2006, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of February 25, 2006 was approximately $14.5 million, of which $8.4 million is issued and has reduced our total availability of funds under our $100.0 million credit facility.

Purchase obligations. The Company has purchase obligations for raw material commitments, capital expenditures related to the Company’s construction of its new glass fabrication facility in St. George, Utah and a long-term freight commitment. At February 25, 2006, these obligations totaled $14.2 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of February 25, 2006, future payments of $1.2 million were committed under such agreements.

Litigation. The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practices, workers’ compensation, general liability and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. The report of management required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

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

ITEM 9B. OTHER INFORMATION

Executive Short-Term Cash Bonus Plan Metrics

On April 25, 2006, the Company’s Compensation Committee determined that the following performance metrics will be used for determining annual incentives under the Apogee Enterprises, Inc. Executive Short-Term Cash Bonus Plan for fiscal 2007: (1) revenue and earnings per share at the corporate level, (2) revenue and earnings before taxes at the segment level, and (3) revenue and earnings before taxes at the business unit level. For each of the performance metrics there is a threshold, target and maximum performance level, which will be initially determined by management, recommended to the Compensation Committee for its consideration and approved (as modified, in its discretion) by the Compensation Committee. If the threshold performance level is achieved, 50% of the target award will be paid to the executive, and if the maximum performance level is achieved, 150% of the target award will be paid to the executive. For all performance levels between these levels, awards will be interpolated. The Compensation Committee of the Board of Directors selects executive officers and other senior executives from the Company and its subsidiaries to participate in this plan.

Bonus Award Agreement with Russell Huffer

On April 26, 2006, the Company entered into a Bonus Award Agreement with Mr. Russell Huffer, the Company’s Chairman, President and Chief Executive Officer, which sets forth the terms and conditions pursuant to which Mr. Huffer may receive an annual bonus award under the Apogee Enterprises, Inc. Executive Management Incentive Plan. The agreement provides that Mr. Huffer’s right to receive an annual bonus award, payable in either cash or stock, will be determined based on the attainment of certain pre-set goals for fiscal 2007 relating to earnings per share and net sales. In the event that Mr. Huffer’s employment is terminated during a Performance Period (as defined in the agreement) for any reason other than death, Disability or Retirement (as such terms are defined in the agreement), the agreement provides that Mr. Huffer will forfeit any and all rights under the agreement relating to such Performance Period and any other award granted under the agreement with respect to which any other Performance Period has not yet commenced. In accordance with the agreement, if Mr. Huffer’s employment with the Company is terminated during the Performance Period as a result of death, Disability or Retirement, Mr. Huffer, or Mr. Huffer’s estate, as applicable, will receive a pro-rata cash payment after the end of the Performance Period to the extent that the threshold, target or maximum performance level of the performance goals is achieved. The Bonus Award Agreement is attached hereto as Exhibit 10.32 and is incorporated herein by reference.

Form of 2006 Performance Share Agreement

On April 25, 2006, the Company’s Compensation Committee approved the form of 2006 performance share agreement (the “2006 Performance Share Agreement”) to be used in connection with performance share awards under the Amended and Restated Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan (the “Plan”). The 2006 Performance Share Agreement is identical to the form of 2005 Performance Share Agreement, except that the 2006 Performance Share Agreement provides that all grants of performance shares shall be null and void and have no effect whatsoever unless the Plan, as proposed to be amended, is approved by the Company’s shareholders at the 2006 Annual Meeting of Shareholders.

Pursuant to the 2006 Performance Share Agreement, executive officers are awarded (1) a certain target number of shares of common stock of the Company (the “Issued Shares”) and (2) the right to receive an amount of additional shares of common stock equal to the difference between the maximum number of performance shares and the target number of performance shares (the “Additional Shares” and, together with the Issued Shares, the “Performance Shares”). The Issued Shares are subject to forfeiture and certain other restrictions set forth in the 2006 Performance Share Agreement during a three-year performance period (the “Performance Period”). The number of Issued Shares that may be retained and the number of Additional Shares, if any, that may be issued for each executive is dependant upon the Company’s average return on invested capital, cumulative earnings per share, and market share growth at the end of the Performance Period in comparison to certain preset targets. Upon vesting, the restrictions on the Issued Shares lapse and the shares become transferable and non-forfeitable. All Issued Shares not deemed to have been earned and vested at the end of the Performance Period will be forfeited and transferred back to the Company. In the event the executive’s employment is terminated during the Performance Period, the Performance Shares shall be immediately and irrevocably forfeited, unless the executive’s termination is by reason of:

•	involuntary termination without Cause (as defined in the agreement),

•	Early Retirement or Retirement (as defined in the agreement),

•	Disability (as defined in the agreement), or

•	death.

In the event the executive’s employment is terminated prior to the end of the Performance Period by reason of involuntary termination without Cause, the executive shall be entitled to retain, and receive, if applicable, a pro-rata portion (based on the amount of time elapsed between the beginning of the Performance Period and the date of termination) of the Performance Shares after the end of the Performance Period to the extent that the threshold, target or maximum performance level of the performance goals is achieved. In the event the executive’s employment is terminated prior to the end of the Performance Period by reason of Early Retirement, Retirement, Disability or death, the executive or the executive’s estate, as applicable, shall be entitled to retain, and receive, if applicable, the Performance Shares after the end of the Performance Period to the extent that the threshold, target or maximum performance level of the performance goals is achieved. In the event of a Change in Control (as defined in the agreement) prior to the end of the Performance Period, the executive shall be entitled to retain a pro-rata portion of the Issued Shares based on the amount of time elapsed between the beginning of the Performance Period and the date of the Change in Control.

The 2006 Performance Share Agreement is attached hereto as Exhibit 10.31 and is incorporated herein by reference.

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

The other information required by this item, other than the information set forth in Part I above under the heading “Executive Officers of the Registrant,” is set forth under the headings “Proposal 1: Election of Directors,” “Corporate Governance – Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 28, 2006, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation” (other than the Compensation Committee Report), “Corporate Governance – Director Compensation and Related Policies” and “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 28, 2006, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the headings “Proposal 2: Approval of the Amended and Restated Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan – Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 28, 2006, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the heading “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 28, 2006, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the headings “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm – Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 28, 2006, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as a part of this report:

1.	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.
2.	Financial Statement Schedules – Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves (1)	Balance at End of Period
Allowances for doubtful receivables
For the year ended February 25, 2006	$3,298	$316	$1,067	$2,547
For the year ended February 26, 2005	3,031	773	506	3,298
For the year ended February 28, 2004	3,055	881	905	3,031

(1)	Net of recoveries

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits – See Item (b) below.

b)	Exhibits marked with an asterisk (*) identify each management contract or compensatory plan or arrangement. Exhibits marked with a double asterisk (**) are filed herewith. The remainder of the exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference.

Exhibit No.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

3.2	Amended and Restated Bylaws of Apogee Enterprises, Inc., as amended through January 24, 2006. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed January 30, 2006.

4.1	Specimen certificate for shares of common stock of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 4A to Registrant’s Annual Report on Form 10-K for the year ended March 2, 2002.

4.2	Amended and Restated Rights Agreement dated November 12, 2001, between Registrant and Bank of New York. Incorporated by reference to Registrant’s Form 8-A/A filed on November 30, 2001.

10.1*	Amended and Restated 1987 Apogee Enterprises, Inc. Partnership Plan. Incorporated by reference to Appendix A-2 to the Registrant’s Schedule 14A Information Proxy Statement filed in connection with the June 19, 2001 Annual Meeting of Shareholders, filed May 10, 2001.

10.2*	1987 Apogee Enterprises, Inc. Stock Option Plan. Incorporated by reference to Registrant’s S-8 registration statement dated July 18, 1990.

10.3*	1997 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit A of Registrant’s proxy statement for the 1997 Annual Meeting of Shareholders, filed May 16, 1997.

10.4*	Resignation Agreement between Apogee Enterprises, Inc. and James L. Martineau. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.5*	Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.6*	First Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan, dated May 11, 1999. Incorporated by reference to Exhibit 10J to Registrant’s Annual Report on Form 10-K for the year ended February 27, 1999.

10.7*	Apogee Enterprises, Inc. Executive Supplemental Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.8*	Form of 2005 Severance Agreement between the Registrant and certain senior executive officers of the Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 7, 2005.

10.9	Stock Purchase Agreement dated November 10, 1998 between Apogee Enterprises, Inc. and CompuDyne Corporation. Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 10, 1998.

10.10	Stock Purchase Agreement between the Registrant and CH Holdings, Inc. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on April 23, 1999.

10.11*	Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit A of the Registrant’s proxy statement for the 1999 Annual Meeting of Shareholders, filed May 17, 1999.

10.12	Contribution and Assumption Agreement dated June 13, 2000, among PPG Industries, the Registrant, certain subsidiaries of the Company and PPG Auto Glass. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 1, 2000.

10.13	Limited Liability Company Agreement dated June 13, 2000, between PPG Industries and the Registrant. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 1, 2000.

10.14*	Apogee Enterprises, Inc. Amended and Restated 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Appendix A of Registrant’s proxy statement for the 2005 Annual Meeting of Shareholders, filed May 12, 2005.

10.15*	Apogee Enterprises, Inc. Amended and Restated Executive Management Incentive Plan. Incorporated by reference to Appendix B of Registrant’s proxy statement for the 2005 Annual Meeting of Shareholders, filed May 12, 2005.

10.16	Credit Agreement dated as of April 25, 2003 between Apogee Enterprises, Inc. and banks party to the agreement, including related contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 1, 2002.

10.17*	Amendment to the Amended and Restated 1987 Apogee Enterprises, Inc. Partnership Plan. Incorporated by reference to Exhibit A of the Registrant’s proxy statement for the 2003 Annual Meeting of Shareholders filed May 13, 2003.

10.18*	Apogee Enterprises, Inc. Amended and Restated Employee Stock Purchase Plan and amendment thereto, dated January 14, 2004. Incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

10.19*	Bonus Award Agreement between the Registrant and Russell Huffer dated as of April 13, 2005. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 19, 2005.

10.20*	Form of Stock Appreciation Rights Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed April 19, 2005.

10.21*	Form of 2005 Performance Share Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed April 19, 2005.

10.22*	Apogee Enterprises, Inc. Non-Employee Director Charitable Matching Contribution Program. Incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the year-ended February 26, 2005.

10.23	Credit Agreement, dated as of May 4, 2005, between Apogee Enterprises, Inc. and banks party to the agreement, including related contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed May 10, 2005.

10.24*	Form of Non-Employee Director Stock Option Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed June 16, 2005.

10.25*	Agreement and Release between Apogee Enterprises, Inc. and Mark A. Burke dated June 17, 2005, and effective June 20, 2005. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed June 23, 2005.

10.26*	Resignation Agreement by and between Apogee Enterprises, Inc. and William F. Marchido effective as of July 20, 2005. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed July 22, 2005.

10.27*	Amendment to the Amended and Restated 1987 Apogee Enterprises, Inc. Partnership Plan dated as of October 19, 2005. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 25, 2005.

10.28*	First Amendment to the Form of 2005 Severance Agreement between Apogee Enterprises, Inc. and certain senior executive officers of Apogee Enterprises, Inc., dated as of January 24, 2006. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 30, 2006.

10.29*	Form of 2006 Severance Agreement between Apogee Enterprises, Inc. and certain senior executive officers of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 30, 2006.

10.30*	Summary of Director Compensation for Apogee Enterprises, Inc., effective July 1, 2005. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed October 25, 2005.

10.31**	Form of 2006 Performance Share Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan

10.32**	Bonus Award Agreement between the Registrant and Russell Huffer dated as of April 26, 2006.

21**	Subsidiaries of the Registrant.

23**	Consent of Deloitte & Touche LLP.

31.1**	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 2006.

APOGEE ENTERPRISES, INC.

By:	/s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 26, 2006.

Signature	Title	Signature	Title
/s/ Russell Huffer Russell Huffer	Chairman, President, CEO and Director (Principal Executive Officer)	/s/ James S. Porter James S. Porter	CFO (Principal Financial and Accounting Officer)

/s/ Bernard P. Aldrich	Director	/s/ Robert J. Marzec	Director
Bernard P. Aldrich		Robert J. Marzec

/s/ Jerome L. Davis	Director	/s/ Stephen C. Mitchell	Director
Jerome L. Davis		Stephen C. Mitchell

/s/ Sara L. Hays	Director	/s/ Michael E. Shannon	Director
Sara L. Hays		Michael E. Shannon

/s/ J. Terry Manning	Director	/s/ David E. Weiss	Director
J. Terry Manning		David E. Weiss

/s/ James L. Martineau	Director
James L. Martineau