Form 10-Q
period 2006-06-03
APOGEE ENTERPRISES INC
filed 2006-07-13
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 3, 2006

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer   ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 6, 2006, 28,184,000 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	June 3, 2006	February 25, 2006
Assets
Current assets
Cash and cash equivalents	$7,027	$4,676
Receivables, net of allowance for doubtful accounts	147,760	147,815
Inventories	48,008	42,861
Deferred tax assets	4,756	4,738
Other current assets	5,807	3,044

Total current assets	213,358	203,134

Property, plant and equipment, net	115,738	113,198
Marketable securities available for sale	15,382	17,828
Investments in affiliated companies	17,842	18,031
Goodwill	43,600	43,600
Intangible assets, net of accumulated amortization of $3,365 and $3,024, respectively	4,849	5,190
Other assets	2,672	2,977

Total assets	$413,441	$403,958

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$50,534	$53,529
Accrued payroll and related benefits	13,882	18,372
Accrued self-insurance reserves	9,352	8,527
Other accrued expenses	14,080	21,199
Current liabilities of discontinued operations	1,490	1,618
Billings in excess of costs and earnings on uncompleted contracts	16,160	16,255
Accrued income taxes	9,918	8,309

Total current liabilities	115,416	127,809

Long-term debt	59,900	45,200
Long-term self-insurance reserves	12,805	12,544
Other long-term liabilities	11,476	10,891
Liabilities of discontinued operations	8,427	8,461

Commitments and contingent liabilities (Note 12)

Shareholders’ equity
Common stock of $0.33 1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,190,000 and 27,857,000, respectively	9,397	9,286
Additional paid-in capital	68,310	69,380
Retained earnings	127,739	125,193
Common stock held in trust	(5,490)	(5,416)
Deferred compensation obligations	5,490	5,416
Unearned compensation	—	(4,738)
Accumulated other comprehensive loss	(29)	(68)

Total shareholders’ equity	205,417	199,053

Total liabilities and shareholders’ equity	$413,441	$403,958

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended
(In thousands, except per share data)	June 3, 2006 (14 weeks)	May 28, 2005 (13 weeks)
Net sales	$195,064	$164,132
Cost of sales	161,708	134,283

Gross profit	33,356	29,849
Selling, general and administrative expenses	25,386	23,663

Operating income	7,970	6,186
Interest income	323	187
Interest expense	839	617
Other expense, net	(58)	(34)
Equity in (loss) earnings of affiliated companies	(190)	190

Earnings before income taxes	7,206	5,912
Income tax expense	2,464	1,972

Net earnings	$4,742	$3,940

Earnings per share – basic	$0.17	$0.14

Earnings per share – diluted	$0.17	$0.14

Weighted average basic shares outstanding	27,603	27,281
Weighted average diluted shares outstanding	28,022	27,751

Cash dividends declared per common share	$0.0650	$0.0625

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
(In thousands)	June 3, 2006 (14 weeks)	May 28, 2005 (13 weeks) Restated
Operating Activities
Net earnings	$4,742	$3,940
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,168	4,665
Stock-based compensation	1,178	361
Deferred income taxes	(11)	37
Excess tax benefits from stock-based compensation	(347)	—
Equity in loss (earnings) of affiliated companies	190	(190)
Gain on disposal of assets	(1,203)	(315)
Other, net	312	(528)
Changes in operating assets and liabilities:
Receivables	(1,195)	(1,498)
Inventories	(5,147)	(2,774)
Accounts payable and accrued expenses	(10,860)	(12,509)
Billings in excess of costs and earnings on uncompleted contracts	(95)	83
Refundable and accrued income taxes	1,956	638
Other, net	(2,763)	1,172

Net cash used in continuing operating activities	(8,075)	(6,918)

Investing Activities
Capital expenditures	(7,904)	(5,116)
Proceeds from sales of property, plant and equipment	1,522	2
Proceeds on note from equity investments	1,250	—
Purchases of marketable securities	(10,444)	(12,077)
Sales/maturities of marketable securities	12,870	11,777

Net cash used in investing activities	(2,706)	(5,414)

Financing Activities
Net proceeds from revolving credit agreement	14,700	12,050
Payments on debt issue costs	—	(250)
Proceeds from issuance of common stock, net of cancellations	1,889	2,119
Excess tax benefits from stock-based compensation	347	—
Dividends paid	(3,642)	(1,738)

Net cash provided by financing activities	13,294	12,181

Cash Flows of Discontinued Operations
Net cash used in operating activities	(162)	(294)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—

Net cash used by discontinued operations	(162)	(294)

Increase (decrease) in cash and cash equivalents	2,351	(445)
Cash and cash equivalents at beginning of year	4,676	5,967

Cash and cash equivalents at end of period	$7,027	$5,522

Noncash Activity
Capital expenditures in accounts payable	$153	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (“we,” “us,” “our” or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 25, 2006. The results of operations for the three-month period ended June 3, 2006 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 3, 2006 and February 25, 2006, and the results of operations and cash flows for the three-month periods ended June 3, 2006 and May 28, 2005. Certain prior-year amounts have been reclassified to conform to the current period presentation.

The Company’s fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November. The period ended June 3, 2006 consisted of 14 weeks, while the period ended May 28, 2005 consisted of 13 weeks.

The Company restated its fiscal 2006 consolidated statement of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount.

2.	New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Inventory Pricing. SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 in the first quarter of fiscal 2007 did not have an effect on the Company’s financial position or results of operations.

During December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and stock-settled stock appreciation rights (SARs), be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005 (as delayed by the Securities and Exchange Commission). Effective February 26, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. As a result of adopting SFAS No. 123R, the Company recognized $0.6 million of incremental compensation expense for the 14 weeks ended June 3, 2006. Results for prior periods have not been restated. See Note 3 in the notes to condensed consolidated financial statements.

3.	Stock-Based Compensation

The 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan provide for the issuance of 1,800,000 and 2,500,000 shares, respectively, for various forms of stock-based compensation while the 1987 Stock Option Plan provides for the issuance of 2,500,000 options to purchase Company stock (the Plans). On June 28, 2006, the shareholders approved the Amended and Restated 2002 Omnibus Stock Incentive Plan to increase the number of shares for issuance under the plan to 3,400,000. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights, are granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. Nonvested share awards are also included in these Plans. Outstanding options issued to employees generally vest over a four-year period, outstanding SARs vest over a three-year period and outstanding options issued to directors vest at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards generally vest over a three or four-year period. The 1987 Stock

Option Plan expired by its terms in 1997, and the 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under either plan, although vesting and exercises of options and vesting of nonvested share awards previously granted thereunder will still occur in accordance with the vesting periods of the various grants.

The Company adopted the provisions of SFAS No. 123R in the first quarter of fiscal 2007 under the modified prospective method. SFAS No. 123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that the fair value of all share-based transactions, including grants of employee stock options, be recognized in the financial statements. Under the modified prospective transition method, stock-based compensation expense for the three months ended June 3, 2006 includes: (a) compensation expense estimated for the period for all stock-based compensation awards granted prior to, but not yet vested as of February 25, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 25, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R estimated for the period. Total stock-based compensation expense included in the results of operations for the three months ended June 3, 2006 and May 28, 2005, was $1.2 million and $0.4 million, respectively. In accordance with the modified prospective transition method of SFAS No. 123R, financial results for the prior period have not been restated.

As a result of adopting SFAS No. 123R on February 26, 2006, the Company’s earnings before income tax expense and net earnings for the three months ended June 3, 2006, were $0.6 million and $0.4 million lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. If the Company had not adopted SFAS No. 123R, its basic and diluted earnings per share would have been increased by $0.01. In accordance with SFAS No. 123R, the Company also reclassified unearned compensation for nonvested share awards of $4.7 million into additional paid-in capital. The cumulative effect adjustment for forfeitures related to nonvested share awards was not material.

Prior to the adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statements of cash flows. In accordance with SFAS No. 123R, for the three months ended June 3, 2006, the Company revised its statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows. For the three months ended June 3, 2006, $0.3 million of excess tax benefits were reported as financing cash flows rather than operating cash flows. Cash proceeds from the exercise of stock options were $2.1 million and $0.7 million for the three months ended June 3, 2006 and May 28, 2005, respectively.

The following table shows the effect of net earnings and per share data had the Company applied the fair value expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation during the three-month period ended May 28, 2005.

(In thousands, except per share data)	Three months ended May 28, 2005
Net earnings
As reported	$3,940
Compensation expense, net of income taxes	369

Pro forma	$3,571

Earnings per share – basic
As reported	$0.14
Pro forma	0.13

Earnings per share – diluted
As reported	$0.14
Pro forma	0.13

Weighted average common shares outstanding
Basic	27,281
Diluted	27,721

The weighted average fair value per option at the date of grant for options granted in the first quarters of fiscal 2007 and 2006 was $6.56 and $6.63, respectively. The aggregate intrinsic value of options (the amount by which the stock price on the date of exercise exceeded the stock price of the option on the date of grant) exercised during the three months ended June 3, 2006 and May 28, 2005 was $0.7 million and $0.3 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants through the first quarter of fiscal 2007 and 2006, respectively.

	June 3, 2006	May 28, 2005
Dividend yield	1.6%	1.7%
Expected volatility	49.6%	58.8%
Risk-free interest rate	4.9%	3.8%
Expected lives	4.6 years	4.8 years

The expected stock price volatility is based on historical experience. The risk-free interest rate is based on the Treasury Strip rate whose term is consistent with the expected life of the Company’s stock options. Expected lives are estimated based on historical experience. Forfeitures are estimated based on historical experience.

The following table summarizes the stock option and SARs transactions under the Plans for the three months ended June 3, 2006:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at February 25, 2006	2,244,521	$12.14
SARs granted	231,651	15.77
Options exercised	(171,065)	13.14
Options and SARs canceled	(21,801)	11.92

Outstanding at June 3, 2006	2,283,306	$12.43	6.1 years	$5,728,514

Exercisable at June 3, 2006	1,658,703	$11.98	5.1 years	$4,839,385

In fiscal 2006, the Company implemented a new executive compensation program (the “New Program”). The New Program provides for a greater portion of total compensation to be delivered to key employees selected by the Compensation Committee of the Board of Directors through long-term incentives using performance shares and SARs. Performance shares are issued at the beginning of each fiscal year in the form of nonvested share awards. The number of shares issued at grant is equal to the target number of performance shares and allows for the right to receive an additional number of shares based on meeting pre-determined Company performance goals.

The following table summarizes the nonvested share award transactions, including performance shares, under the Plans for the three months ended June 3, 2006:

	Nonvested Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 25, 2006	515,517	$12.42
Granted	200,972	15.79
Vested	(43,794)	11.10
Canceled	(12,687)	12.95

Nonvested at June 3, 2006	660,008	$13.52

At June 3, 2006, there was $7.1 million of total unrecognized compensation cost related to nonvested share awards which is expected to be recognized over a weighted average period of approximately 46 months. The total fair value of shares vested during the current period was $0.5 million.

4.	Earnings per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended
(In thousands)	June 3, 2006	May 28, 2005
Basic earnings per share – weighted common shares outstanding	27,603	27,281
Weighted common shares assumed upon exercise of stock options	289	319
Unvested shares for deferred compensation plans	130	151

Diluted earnings per share – weighted common shares and potential common shares outstanding	28,022	27,751

Earnings per share – basic	$0.17	$0.14
Earnings per share – diluted	0.17	0.14

There were approximately 141,000 and 553,000 stock options excluded in the first quarter of fiscal 2007 and 2006, respectively, from the computation of diluted earnings per share due to their anti-dilutive effect.

5.	Inventories

(In thousands)	June 3, 2006	Feb. 25, 2006
Raw materials	$14,456	$13,805
Work-in-process	7,234	6,735
Finished goods	13,868	12,795
Costs and earnings in excess of billings on uncompleted contracts	12,450	9,526

Total inventories	$48,008	$42,861

6.	Equity Investment

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass (ARG) distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The Company’s investment in PPG Auto Glass was $17.6 million and $17.7 million at June 3, 2006 and February 25, 2006, respectively. At June 3, 2006 and February 25, 2006, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill.

In connection with the formation of PPG Auto Glass, the Company agreed to a supply agreement to supply the joint venture, through PPG, with most of the Company’s windshield fabrication capacity at agreed upon terms and conditions. The Company’s windshield supply agreement with PPG expired in July 2005 during the second quarter of fiscal 2006. The Company continues to transition the Auto Glass segment to focus on selling ARG to wholesalers and distributors, including PPG, following the termination of this supply agreement and continues to focus on the original equipment manufacturers and aftermarket recreational vehicle and bus windshield markets.

The Company entered into a short-term loan agreement to provide PPG Auto Glass with a $5.0 million working capital loan during the fourth quarter of fiscal 2006. The terms of the note receivable are considered arms’-length, and the note matures on July 26, 2006. The note receivable is included in receivables in the consolidated balance sheets and was $3.8 million and $5.0 million at June 3, 2006 and February 25, 2006, respectively.

In addition to the above investment, the Company has other equity-method investments totaling $0.3 million at both June 3, 2006 and February 25, 2006.

7.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the three months ended June 3, 2006 is detailed below. “Corporate and Other” includes the excess of the cost of the investment over the value of the underlying net tangible assets related to the formation of the PPG Auto Glass joint venture.

(In thousands)	Architectural	Large-Scale Optical	Auto Glass	Corporate and Other	Total
Balance at February 25, 2006	$25,741	$10,607	$—	$7,252	$43,600
Adjustment	—	—	—	—	—

Balance at June 3, 2006	$25,741	$10,607	$—	$7,252	$43,600

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and was as follows:

	June 3, 2006			February 25, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$2,060	$(1,285)	$775	$2,060	$(1,247)	$813
Non-compete agreements	2,899	(1,199)	1,700	2,899	(1,058)	1,841
Customer relationships	2,700	(720)	1,980	2,700	(606)	2,094
Purchased intellectual property	555	(161)	394	555	(113)	442

Total	$8,214	$(3,365)	$4,849	$8,214	$(3,024)	$5,190

Amortization expense on these identifiable intangible assets was $0.3 million for both the three months ended June 3, 2006 and May 28, 2005. At June 3, 2006, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2007 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011
Estimated amortization expense	$972	$1,138	$943	$693	$256

8.	Realignment of Operations

During the first quarter of fiscal 2006, the Company initiated a realignment of its window and curtainwall manufacturing operation to better serve the architectural glass products market and incurred $0.2 million related to severance costs during the first quarter of fiscal 2006. The costs incurred were included in selling, general and administrative expenses in the consolidated results of operations.

9.	Long-Term Debt

During the first quarter of fiscal 2006, the Company entered into a five-year, unsecured, revolving credit facility, which expires in May 2010 in the amount of $100.0 million, with a $75.0 million optional expansion feature. Borrowings of $51.5 million were outstanding as of June 3, 2006. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at June 3, 2006 was $167.2 million, whereas the Company’ actual net worth as defined in the credit facility was $205.4 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 1.11 at June 3, 2006. If the Company is not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At June 3, 2006, the Company was in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

10.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officers’ Supplemental Executive Retirement Plan (SERP) for the first quarter of fiscal 2007 and 2006 were as follows:

	Three months ended
(In thousands)	June 3, 2006	May 28, 2005
Service cost	$53	$49
Interest cost	85	74
Amortization of prior-year service cost	59	59
Amortization of unrecognized net loss	3	—

Net periodic benefit cost	$200	$182

11.	Discontinued Operations

In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of it’s detention/security business and its exit from international curtainwall operations. The remaining cash expenditures related to these discontinued operations are recorded as liabilities of discontinued operations and a majority of the remaining cash expenditures related to discontinued operations is expected to be paid within the next three years. The majority of these liabilities relate to the international curtainwall operations, including performance bonds outstanding, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts. The reserve for discontinued operations also covers other liability issues, consisting of warranty issues relating to these and other international construction projects.

(In thousands)	June 3, 2006	Feb. 25, 2006
Summary Balance Sheets of Discontinued Businesses
Accounts payable and accrued liabilities	$1,490	$1,618
Long-term liabilities	8,427	8,461

12.	Commitments and Contingent Liabilities

Operating lease commitments. As of June 3, 2006, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter	Total
Total minimum payments	$8,476	$9,947	$5,027	$4,100	$3,089	$8,162	$38,801

Bond commitments. In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in our backlog. At June 3, 2006, these bonds totaled $139.4 million. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

	Three months ended
(In thousands)	June 3, 2006	Feb. 25, 2006
Balance at beginning of period	$3,912	$3,717
Additional accruals	932	4,730
Claims paid	1,748	4,535

Balance at ending of period	$3,096	$3,912

Letters of credit. At June 3, 2006, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of June 3, 2006 was approximately $14.9 million, of which $8.4 million is issued and has reduced our total availability of funds under our $100.0 million credit facility.

Purchase obligations. The Company has purchase obligations for raw material commitments; capital expenditures related to the Company’s construction of its new architectural glass fabrication facility in St. George, Utah; and a long-term freight commitment. As of June 3, 2006, these obligations totaled $19.4 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of June 3, 2006, future payments of $1.1 million were committed under such agreements.

Litigation. The Company is a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company is subject to litigation arising out of employment practice, workers compensation, general liability and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

13.	Comprehensive Earnings

	Three months ended
(In thousands)	June 3, 2006	May 28, 2005
Net earnings	$4,742	$3,940
Unrealized gain on derivatives, net of $29 and $31 tax expense, respectively	52	50
Unrealized (loss) gain on marketable securities, net of $(7) and $33 tax (benefit) expense, respectively	(13)	63

Comprehensive earnings	$4,781	$4,053

14.	Segment Information

The following table presents sales and operating income data for our three segments, and consolidated, for the three months ended June 3, 2006, when compared to the corresponding period a year ago.

	Three months ended
(In thousands)	June 3, 2006 (14 weeks)	May 28, 2005 (13 weeks)
Net Sales
Architectural	$165,263	$134,829
Large-Scale Optical	21,765	20,766
Auto Glass	8,064	8,610
Intersegment Eliminations	(28)	(73)

Net Sales	$195,064	$164,132

Operating Income (Loss)
Architectural	$5,567	$3,606
Large-Scale Optical	3,133	3,083
Auto Glass	(176)	73
Corporate and Other	(554)	(576)

Operating Income	$7,970	$6,186

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

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

Overview

We are a leader in technologies involving the design and development of value-added glass products, services and systems. The Company is comprised of three segments: Architectural Products and Services (Architectural), Large-Scale Optical (LSO) and Automotive Replacement Glass and Services (Auto Glass). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass and windows primarily comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, a leading fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems, a manufacturer of custom aluminum window systems and curtainwall; and Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters. Our LSO segment consists of Tru Vue, a value-added glass and acrylic manufacturer for the custom picture framing market, and a producer of optical thin film coatings for consumer electronics displays. This segment also provides wall décor, including pre-framed art and mirrors. Our Auto Glass segment consists of Viracon/Curvlite, a U.S. fabricator of foreign and domestic aftermarket automotive replacement glass, and original equipment manufacturers’ and aftermarket recreational vehicle and bus windshields.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended February 25, 2006 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the first three months of the current and past fiscal year.

	Three months ended
(Percent of net sales)	June 3, 2006	May 28, 2005
Net sales	100.0%	100.0%
Cost of sales	82.9	81.8

Gross profit	17.1	18.2
Selling, general and administrative expenses	13.0	14.4

Operating income	4.1	3.8
Interest income	0.1	0.1
Interest expense	0.4	0.4
Other expense, net	—	—
Equity in (loss) earnings of affiliated companies	(0.1)	0.1

Earnings before income taxes	3.7	3.6
Income tax expense	1.3	1.2

Net earnings	2.4%	2.4%

Effective tax rate	34.2%	33.4%

Highlights of First Quarter Fiscal 2007 Compared to First Quarter Fiscal 2006

•	Consolidated net sales increased 18.8 percent, or $30.9 million, during the first quarter ended June 3, 2006 compared to the prior-year period, primarily due to:

•	increased architectural glass volume and pricing within our architectural segment businesses as well as job flow in the installation business, and

•	the impact of the extra week in the current quarter which increased net sales by 7.7 percent.

•	Gross profit as a percent of sales decreased to 17.1 percent from 18.2 percent in the prior-year period primarily as a result of:

•	increases in health insurance costs as a result of higher than expected utilization and a higher level of high-dollar claims, which reduced margins by 0.6 percent, and

•	an unfavorable shift in mix of value-added picture framing glass within the large-scale optical segment.

•	These reductions in margin were offset, in part, by increased pricing in the architectural segment.

•	Although selling, general and administrative (SG&A) expenses decreased as a percent of net sales to 13.0 percent from 14.4 percent in the prior-year period, the total expended increased by $1.7 million. The increase in SG&A expenses for the first quarter ended June 3, 2006 compared to the prior-year period relates primarily to the impact of higher salaries, wages and stock-based compensation, offset by a net gain on asset dispositions within the architectural segment.

•	Equity in affiliated companies, which includes our 34 percent interest in PPG Auto Glass, LLC, an automotive replacement glass distribution business, incurred a loss of $0.2 million during the first quarter of fiscal 2007, compared to income of $0.2 million in the prior year period, due primarily to lower pricing in the automotive replacement glass market and acquisition integration costs.

Segment Analysis

The following table presents sales and operating income data for our three segments and on a consolidated basis for the first quarter, when compared to the corresponding period a year ago.

	Three months ended
(In thousands)	June 3, 2006	May 28, 2005	% Change
Net Sales
Architectural	$165,263	$134,829	22.6%
Large-Scale Optical	21,765	20,766	4.8
Auto Glass	8,064	8,610	(6.3)
Intersegment Eliminations	(28)	(73)	NM

Net Sales	$195,064	$164,132	18.8%

Operating Income (Loss)
Architectural	$5,567	$3,606	54.4%
Large-Scale Optical	3,133	3,083	1.6
Auto Glass	(176)	73	NM
Corporate and Other	(554)	(576)	3.8

Operating Income	$7,970	$6,186	28.8%

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•	First quarter net sales of $165.3 million increased 22.6 percent as a result of increased architectural glass volume and pricing, and job flow in the installation business. Approximately one-third of the growth in net sales was due to the extra week in the current period. The volume and pricing improvements are primarily the result of the strength in the commercial construction markets as well as gained market share.

•	Operating income of $5.6 million in the current quarter increased 54.4 percent over the prior-year period as a result of higher volume, improved pricing and manufacturing operations improvements. This increase was partially offset by the higher health care costs referenced earlier. The current year period also includes a net gain on disposition of assets of $0.4 million. Operating margin of 3.4 percent was up compared to 2.7 percent in the prior year.

•	Architectural backlog at June 3, 2006 increased to $360 million from $235 million in the prior-year period and $321 million at fiscal 2006 year-end. The first quarter backlog increases came from our architectural glass and glass installation businesses, and we continue to see strong bidding activity throughout the segment. We expect approximately $280 million of this backlog to flow during the remainder of the current year.

Large-Scale Optical Technologies (LSO)

•	First quarter revenues were $21.8 million, up 4.8 percent over the strong prior-year period. Increased volume of value-added glass products and consumer electronics as a result of the extra week in the current-year period was partially offset by a less favorable mix of value-added glass products and lower pre-framed art sales.

•	Operating income of $3.1 million was up slightly from the prior-year period. Operating margin of 14.4 percent was down from 14.8 percent in the prior year as a result of the less favorable value-added glass product sales mix.

Automotive Replacement Glass and Services (Auto Glass)

•	First quarter revenues of $8.1 million were down 6.3 percent from the prior-year period as a result of lower volume.

•	Operating loss of $0.2 million was down from operating income of $0.1 million reported in the prior-year period also as a result of lower volume.

Consolidated Backlog

•	At June 3, 2006, our consolidated backlog was $366.7 million, up 11.6 percent from the $328.7 million reported at February 25, 2006, and up 48.3 percent from the prior-year period.

•	The backlog of the Architectural segment represented 98.3 percent of the Company’s consolidated backlog.

•	The Company views backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in its business. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of the Company’s sales, the Company does not believe that backlog should be used as the sole indicator of future earnings of the Company.

Liquidity and Capital Resources

	Three months ended
(Cash effect, in thousands)	June 3, 2006	May 28, 2005
Net cash used in continuing operating activities	$(8,075)	$(6,918)
Capital expenditures	(7,904)	(5,116)
Net increase in borrowings	14,700	12,050
Dividends paid	(3,642)	(1,738)

Operating activities. Cash used in operating activities of continuing operations was $8.1 million for the first quarter of fiscal 2007, compared to cash used of $6.9 million in the prior-year period. The current quarter use of cash was driven primarily by payments made to fund annual incentive and retirement plans, which is consistent with prior periods. Additionally, increased business activity resulted in higher levels of working capital, which negatively impacted cash during the period. The increase in business activity was greater in the current-year period compared to the prior-year period, which resulted in a higher use of cash.

Investing Activities. Through the first quarter of fiscal 2007, investing activities used $2.7 million of cash, compared to $5.4 million in the same period last year. New capital investments through the first quarter of fiscal 2007 totaled $7.9 million, including spending for our new architectural glass fabrication plant in St. George, Utah; this compares to $5.1 million in the prior-year period. The net position of investments in our captive insurance company resulted in $2.4 million of proceeds versus $0.3 million in purchases in the prior year.

In fiscal 2007, we expect to incur capital expenditures for the continuing construction of our new St. George, Utah architectural glass fabrication plant and other architectural glass upgrades, and LSO capacity improvements as well as costs as necessary to maintain existing facilities, safety and information systems. Fiscal 2007 capital expenditures are expected to be approximately $40 to $45 million.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses and further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings increased to $59.9 million at June 3, 2006 from the $45.2 million outstanding at February 25, 2006, due to capital expenditures and funding for working capital needs. The majority of our long-term debt, $51.5 million, consisted of bank borrowings under our $100.0 million syndicated revolving credit facility. We paid $3.6 million in dividends for the current year and $1.7 million in the prior-year three-month period. This increase was due to the timing of historical quarterly dividend payments whereby two were paid in the current quarter. Our debt-to-total-capital ratio was 22.6 percent at June 3, 2006, up from 18.5 percent at February 25, 2006.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock in the open market at prevailing market prices. We repurchased 285,324 shares under this program, for a total of $3.2 million through February 26, 2005. In fiscal 2006, we repurchased an additional 250,000 shares for $4.0 million. No share repurchases were made during the first quarter of fiscal 2007. We have purchased a total of 535,324 shares at a total cost of $7.2 million since the inception of this program. We have remaining authority to repurchase 964,676 shares under this program, although we do not expect to repurchase any shares during the remainder of fiscal 2007.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Period
(In thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Continuing Operations
Borrowings under credit facility	$—	$—	$—	$—	$—	$51,500	$51,500
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Operating leases (undiscounted)	8,476	9,947	5,027	4,100	3,089	8,162	38,801
Purchase obligations	14,366	5,045	—	—	—	—	19,411
Interest on fixed-rate debt	513	384	6	—	—	—	903
Other obligations	142	305	303	303	—	—	1,053

Total cash obligations	$23,497	$15,681	$5,336	$4,403	$3,089	$68,062	$120,068

During the first quarter of fiscal 2006, we entered into a five-year, unsecured, revolving credit facility, which expires in May 2010 in the amount of $100.0 million, with a $75.0 million optional expansion feature. Borrowings of $51.5 million were outstanding as of June 3, 2006. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at June 3, 2006 was $167.2 million, whereas our actual net worth as defined in the credit facility was $205.4 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 1.11 at June 3, 2006. If we are not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At June 3, 2006, we were in compliance with all of the financial covenants of the credit facility.

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

The other obligations relate to non-compete and consulting agreements with current and former employees.

	Amount of Commitment Expiration Per Period
(In thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Standby letters of credit	$248	$4,806	$1,478	$—	$—	$—	$6,532

In addition to the above standby letters of credit, which are predominantly issued for performance related bonds in our discontinued European curtainwall business, we are required, in the ordinary course of business, to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in our backlog. At June 3, 2006, these bonds totaled $139.4 million. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

The Company maintains an interest rate swap agreement that effectively converts $15.0 million of variable rate borrowings into fixed rate obligations. The notional value of the swap decreases from $15.0 million at June 3, 2006 to $4.5 million at the expiration date of March 29, 2008. We receive payments at variable rates while making payments at a fixed rate of 5.01 percent.

We experienced a material increase in our premiums and risk retention for our first-party product liability coverages in fiscal 2003, and although we have been able to continue these coverages through fiscal 2007, the premiums and retention have remained high. A material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2007, we believe that current cash on hand, cash generated from operating activities and available capacity under our committed revolving credit facility should be adequate to fund our working capital requirements, planned capital expenditures and dividend payments.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and stock-settled stock appreciation rights, be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005 (as delayed by the Securities and Exchange Commission).

Effective February 26, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective transition method. As a result of adopting SFAS No. 123R, we recognized $0.6 million of incremental compensation expense for the 14 weeks ended June 3, 2006, which is reflected in selling, general and administrative expenses in the consolidated results of operations. For additional information on the adoption of SFAS No. 123R, see Note 3, Stock-Based Compensation, of the notes to consolidated financial statements in this Form 10-Q.

Outlook

The following statements are based on current expectations for full-year fiscal 2007 results. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to increase 11 to 15 percent compared to fiscal 2006.

•	Architectural segment revenues are expected to increase 14 to 18 percent during the year due to market improvement and some market share gain despite some capacity constraints.

•	LSO segment revenues are expected to be flat to slightly down.

•	Auto Glass segment revenues are expected to be flat compared to fiscal 2006.

•	Annual gross margins are expected to be down slightly versus the prior year as pricing, operational improvements and cost reductions are offset by higher costs for health care, wages, energy, materials and freight. Our margins also include approximately $2 million from an anticipated class action lawsuit settlement with a flat glass manufacturer.

•	SG&A expenses as a percent of sales are projected to be approximately 13.5 percent, which includes the impact of expensing stock options somewhat offset by the net gain on asset dispositions in the first quarter.

•	Expected annual operating margins by segment are: Architectural, approximately 4.5 to 4.7 percent; LSO, 11 to 12 percent; and Auto Glass, approximately break-even.

•	Equity in affiliates, which reflects our portion of the results of the PPG Auto Glass joint venture, is expected to report earnings of approximately $3.0 million.

•	Full-year capital expenditures are projected at $40 to $45 million, including an estimated $25 million related to construction of the new architectural glass fabrication plant.

•	Depreciation and amortization are estimated at $20 million for the year.

•	Debt is expected to be approximately $50 to $60 million at fiscal year-end, which reflects borrowings for the new architectural glass fabrication plant.

•	The effective tax rate for the full year is anticipated to be approximately 35 percent.

•	Earnings per share from continuing operations are expected to range from $0.88 to $0.94 for the full year, including the $0.05 per share impact of expensing stock options.

Related Party Transactions

No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

Critical Accounting Policies

No material changes have occurred in the disclosure with respect to our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the disclosure of quantitative and qualitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

Item 4: Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 3, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2007:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
February 26, 2006 through April 1, 2006	585	$17.22	—	964,676
April 2, 2006 through April 29, 2006	—	—	—	964,676
April 30, 2006 through June 3, 2006	17,596	15.83	—	964,676
Total	18,181		—	964,676

(a)	The purchases in this column consist entirely of those shares surrendered to us by plan participants in order to satisfy a stock-for-stock option exercise or withholding tax obligations related to stock-based compensation. These purchases are not part of a publicly announced plan or program.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. The Company announced the authorization of the repurchase program on April 10, 2003. This repurchase program does not have an expiration date.

Item 6. Exhibits

(a)

Exhibit No.
10.1	Summary of Director Compensation for Apogee Enterprises, Inc., effective May 1, 2006. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2006.

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: July 13, 2006	By:	/s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: July 13, 2006	By:	/s/ James S. Porter
James S. Porter
Chief Financial Officer (Principal Financial and Accounting Officer)