Form 10-Q
period 2006-09-02
APOGEE ENTERPRISES INC
filed 2006-10-12
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 5, 2006, 28,229,425 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	September 2, 2006	February 25, 2006
Assets
Current assets
Cash and cash equivalents	$4,689	$4,676
Receivables, net of allowance for doubtful accounts	154,667	147,815
Inventories	45,101	42,861
Deferred tax assets	4,685	4,738
Other current assets	5,742	3,044

Total current assets	214,884	203,134

Property, plant and equipment, net	119,285	113,198
Marketable securities available for sale	18,195	17,828
Investments in affiliated companies	19,315	18,031
Goodwill	43,600	43,600
Intangible assets, at cost less accumulated amortization of $3,668 and $3,024, respectively	4,469	5,190
Other assets	2,450	2,977

Total assets	$422,198	$403,958

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$47,721	$53,529
Accrued payroll and related benefits	17,481	18,372
Accrued self-insurance reserves	8,749	8,527
Other accrued expenses	16,673	21,199
Current liabilities of discontinued operations	1,460	1,618
Billings in excess of costs and earnings on uncompleted contracts	16,433	16,255
Accrued income taxes	12,889	8,309

Total current liabilities	121,406	127,809

Long-term debt	56,500	45,200
Long-term self-insurance reserves	12,093	12,544
Other long-term liabilities	10,653	10,891
Liabilities of discontinued operations	8,174	8,461

Commitments and contingent liabilities (Note 12)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,214,000 and 27,857,000, respectively	9,405	9,286
Additional paid-in capital	70,748	69,380
Retained earnings	133,160	125,193
Common stock held in trust	(5,494)	(5,416)
Deferred compensation obligations	5,494	5,416
Unearned compensation	—	(4,738)
Accumulated other comprehensive income (loss)	59	(68)

Total shareholders’ equity	213,372	199,053

Total liabilities and shareholders’ equity	$422,198	$403,958

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
(In thousands, except per share data)	Sept. 2, 2006 (13 weeks)	Aug. 27, 2005 (13 weeks)	Sept. 2, 2006 (27 weeks)	Aug. 27, 2005 (26 weeks)
Net sales	$188,642	$173,730	$383,707	$337,862
Cost of sales	153,380	141,681	315,088	275,964

Gross profit	35,262	32,049	68,619	61,898
Selling, general and administrative expenses	24,792	24,381	50,179	48,044

Operating income	10,470	7,668	18,440	13,854
Interest income	279	206	601	393
Interest expense	812	565	1,649	1,182
Other income (expense), net	30	73	(29)	39
Equity in earnings of affiliated companies	1,473	1,256	1,283	1,446

Earnings before income taxes	11,440	8,638	18,646	14,550
Income tax expense	4,107	3,130	6,571	5,102

Net earnings	$7,333	$5,508	$12,075	$9,448

Earnings per share – basic	$0.27	$0.20	$0.44	$0.34

Earnings per share – diluted	$0.26	$0.20	$0.43	$0.34

Weighted average basic shares outstanding	27,586	27,591	27,595	27,436
Weighted average diluted shares outstanding	27,994	28,018	28,008	27,884

Cash dividends declared per common share	$0.0650	$0.0625	$0.1300	$0.1250

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended
(In thousands)	September 2, 2006 (27 weeks)	August 27, 2005 (26 weeks) Restated
Operating Activities
Net earnings	$12,075	$9,448
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,113	9,111
Stock-based compensation	2,449	676
Deferred income taxes	7	469
Excess tax benefits from stock-based compensation	(1,282)	—
Equity in earnings of affiliated companies	(1,283)	(1,446)
Gain on disposal of assets	(1,582)	(556)
Other, net	559	(185)
Changes in operating assets and liabilities:
Receivables	(11,852)	(524)
Inventories	(2,240)	(2,091)
Accounts payable and accrued expenses	(9,278)	(10,315)
Billings in excess of costs and earnings on uncompleted contracts	178	1,989
Refundable and accrued income taxes	5,862	3,342
Other, net	(2,698)	1,305

Net cash provided by operating activities	1,028	11,223

Investing Activities
Capital expenditures and acquisition of intangible assets	(16,066)	(12,768)
Proceeds from sales of property, plant and equipment	1,573	4
Proceeds on note from equity investments	5,000	—
Purchases of marketable securities	(24,141)	(27,580)
Sales/maturities of marketable securities	23,906	27,426

Net cash used in investing activities	(9,728)	(12,918)

Financing Activities
Net proceeds from revolving credit agreement	11,300	3,850
Payments on long-term debt	—	(150)
Payments on debt issue costs	—	(271)
Proceeds from issuance of common stock, net of cancellations	2,050	2,596
Excess tax benefits from stock-based compensation	1,282	—
Dividends paid	(5,474)	(3,478)

Net cash provided by financing activities	9,158	2,547

Cash Flows of Discontinued Operations
Net cash used in operating activities	(445)	(501)
Net cash provided by investing activities	—	193
Net cash provided by financing activities	—	—

Net cash used by discontinued operations	(445)	(308)

Increase in cash and cash equivalents	13	544
Cash and cash equivalents at beginning of year	4,676	5,967

Cash and cash equivalents at end of period	$4,689	$6,511

Noncash Activity
Capital expenditures in accounts payable	$200	$488

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (“we,” “us,” “our” or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 25, 2006. The results of operations for the three and six-month periods ended September 2, 2006 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 2, 2006 and February 25, 2006, and the results of operations for the three and six-month periods ended September 2, 2006 and August 27, 2005 and results of cash flows for the six-month periods ended September 2, 2006 and August 27, 2005. Certain prior-year amounts have been reclassified to conform to the current period presentation.

The Company’s fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November. The period ended June 3, 2006 consisted of 14 weeks, while the period ended May 28, 2005 consisted of 13 weeks. The three-month periods ended September 2, 2006 and August 27, 2005 each consisted of 13 weeks.

The Company restated its fiscal 2006 consolidated statement of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount.

2.	New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs (SFAS No. 151), an amendment of Accounting Research Bulletin No. 43, Inventory Pricing. SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 in the first quarter of fiscal 2007 did not have an impact on the Company’s financial position or results of operations.

During December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and stock-settled stock appreciation rights (SARs), to be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005 (as delayed by the Securities and Exchange Commission). Effective February 26, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. As a result of adopting SFAS No. 123R, the Company recognized $0.5 million and $1.0 million of incremental compensation expense for the three and six months ended September 2, 2006, respectively. Results for prior periods have not been restated. See Note 3 in the notes to condensed consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income tax by prescribing a recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of March 4, 2007, as required. The Company is in the process of evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income, changes the measurement date for defined benefit plan assets and obligations to the entity’s fiscal year-end and expands disclosures. The recognition and disclosures under SFAS No. 158 are required as of the end of the fiscal year ending after December 15, 2006 while the new measurement date is effective for fiscal years ending after December 15, 2008. The Company is in the process of evaluating the impact of SFAS No. 158 on its consolidated financial statements.

3.	Stock-Based Compensation

The 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan provide for the issuance of 3,400,000 and 2,500,000 shares, respectively, for various forms of stock-based compensation while the 1987 Stock Option Plan provides for the issuance of 2,500,000 options to purchase Company stock (collectively, the Plans). On June 28, 2006, the shareholders approved the Amended and Restated 2002 Omnibus Stock Incentive Plan to increase the number of shares for issuance under the plan from 1,800,000 to 3,400,000. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights, are granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. Nonvested share awards are also included in these Plans. Outstanding options issued to employees generally vest over a four-year period, outstanding SARs vest over a three-year period and outstanding options issued to directors vest at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards generally vest over a three or four-year period. The 1987 Stock Option Plan expired by its terms in 1997, and the 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under either plan, although vesting and exercises of options and vesting of nonvested share awards previously granted thereunder will still occur in accordance with the vesting periods of the various grants.

The Company adopted the provisions of SFAS No. 123R in the first quarter of fiscal 2007 under the modified prospective method. SFAS No. 123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that the fair value of all share-based transactions, including grants of employee stock options, to be recognized in the financial statements. Under the modified prospective transition method, stock-based compensation expense for the three and six months ended September 2, 2006 includes: (a) compensation expense estimated for the period for all stock-based compensation awards granted prior to, but not yet vested as of February 25, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 25, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R estimated for the period. Total stock-based compensation expense included in the results of operations for the six months ended September 2, 2006 and August 27, 2005, was $2.4 million and $0.7 million, respectively. In accordance with the modified prospective transition method of SFAS No. 123R, financial results for the prior period have not been restated.

As a result of adopting SFAS No. 123R on February 26, 2006, the Company’s earnings before income tax expense and net earnings for the three months ended September 2, 2006, were $0.5 million and $0.3 million lower, respectively, and for the six months were $1.0 million and $0.7 million lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. If the Company had not adopted SFAS No. 123R, its basic and diluted earnings per share for the three and six months ended September 2, 2006 would have been increased by $0.01 and $0.03, respectively. In accordance with SFAS No. 123R, the Company also reclassified unearned compensation for nonvested share awards of $4.7 million into additional paid-in capital. The cumulative effect adjustment for forfeitures related to nonvested share awards was not material.

Prior to the adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statements of cash flows. In accordance with SFAS No. 123R, for the six months ended September 2, 2006, the Company revised its statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows. For the six months ended September 2, 2006, $1.3 million of excess tax benefits were reported as financing cash flows rather than operating cash flows. Cash proceeds from the exercise of stock options were $2.4 million and $2.2 million for the six months ended September 2, 2006 and August 27, 2005, respectively.

The following table shows the effect of net earnings and per share data had the Company applied the fair value expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation during the three and six-month periods ended August 27, 2005.

	Three months ended	Six months ended
(In thousands, except per share data)	August 27, 2005	August 27, 2005
Net earnings
As reported	$5,508	$9,448
Compensation expense, net of income taxes	368	740

Pro forma	$5,140	$8,708

Earnings per share – basic
As reported	$0.20	$0.34
Pro forma	0.19	0.32

Earnings per share – diluted
As reported	$0.20	$0.34
Pro forma	0.18	0.31

Weighted average common shares outstanding
Basic	27,591	27,436
Diluted	27,928	27,825

The weighted average fair value per option at the date of grant for options granted in fiscal 2007 and 2006 was $6.53 and $7.11, respectively. The aggregate intrinsic value of options (the amount by which the stock price on the date of exercise exceeded the stock price of the option on the date of grant) exercised during the six months ended September 2, 2006 and August 27, 2005 was $0.8 million and $1.1 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants through the second quarter of fiscal 2007 and 2006, respectively.

	Six months ended
	Sept. 2, 2006	Aug. 27, 2005
Dividend yield	1.6%	1.7%
Expected volatility	49.6%	58.8%
Risk-free interest rate	4.9%	3.8%
Expected lives	4.6 years	4.8 years

The expected stock price volatility is based on historical experience. The risk-free interest rate is based on the Treasury Strip rate whose term is consistent with the expected life of the Company’s stock options. Expected lives and forfeitures are estimated based on historical experience.

The following table summarizes the stock option and SAR transactions under the Plans for the six months ended September 2, 2006:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at February 25, 2006	2,244,521	$12.14
SARs/options granted	324,761	15.56
Options exercised	(189,770)	12.83
Options and SARs canceled	(85,906)	13.98

Outstanding at September 2, 2006	2,293,606	$12.49	6.1 years	$6,334,568

Exercisable at September 2, 2006	1,589,255	$11.89	5.0 years	$5,315,735

In fiscal 2006, the Company implemented a new executive compensation program (the New Program). The New Program provides for a greater portion of total compensation to be delivered to key employees selected by the Compensation Committee of the Board of Directors through long-term incentives using performance shares and SARs. Performance shares are issued at the beginning of each fiscal year in the form of nonvested share awards. The number of shares issued at grant is equal to the target number of performance shares and allows for the right to receive an additional number of shares based on meeting pre-determined Company performance goals.

The following table summarizes the nonvested share award transactions, including performance shares, under the Plans for the six months ended September 2, 2006:

	Nonvested Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 25, 2006	506,151	$12.39
Granted	204,972	15.76
Vested	(44,544)	11.09
Canceled	(13,504)	13.00

Nonvested at September 2, 2006	653,075	$13.52

At September 2, 2006, there was $6.4 million of total unrecognized compensation cost related to nonvested share awards which is expected to be recognized over a weighted average period of approximately 42 months. The total fair value of shares vested during fiscal 2007 was $0.5 million.

4.	Earnings Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended		Six months ended
(In thousands, except per share data)	Sept. 2, 2006	Aug. 27, 2005	Sept. 2, 2006	Aug. 27, 2005
Basic earnings per share – weighted common shares outstanding	27,586	27,591	27,595	27,436
Weighted common shares assumed upon exercise of stock options	240	316	264	317
Unvested shares for deferred compensation plans	168	111	149	131

Diluted earnings per share – weighted common shares and potential common shares outstanding	27,994	28,018	28,008	27,884

Earnings per share – basic	$0.27	$0.20	$0.44	$0.34
Earnings per share – diluted	0.26	0.20	0.43	0.34

There were approximately 535,000 and 375,000 stock options excluded in the second quarter and approximately 418,000 and 414,000 stock options excluded for the six-month periods of fiscal 2007 and 2006, respectively, from the computation of diluted earnings per share due to their anti-dilutive effect.

5.	Inventories

(In thousands)	Sept. 2, 2006	Feb. 25, 2006
Raw materials	$14,590	$13,805
Work-in-process	8,051	6,735
Finished goods	13,624	12,795
Costs and earnings in excess of billings on uncompleted contracts	8,836	9,526

Total inventories	$45,101	$42,861

6.	Equity Investments

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass (ARG) distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The Company’s investment in PPG Auto Glass was $19.0 million and $17.7 million at September 2, 2006 and February 25, 2006, respectively. At September 2, 2006 and February 25, 2006, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill.

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

The Company entered into a short-term loan agreement to provide PPG Auto Glass with a $5.0 million working capital loan during the fourth quarter of fiscal 2006. The terms of the note receivable were considered arms’-length, and the note matured on July 26, 2006 and was paid in full during the current quarter. The note receivable was included in receivables in the consolidated balance sheets and was $5.0 million at February 25, 2006.

In addition to the above investment, the Company had other equity-method investments totaling $0.3 million at both September 2, 2006 and February 25, 2006.

7.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the six months ended September 2, 2006 is detailed below. “Corporate and Other” includes the excess of the cost of the investment over the value of the underlying net tangible assets related to the formation of the PPG Auto Glass joint venture.

(In thousands)	Architectural	Large-Scale Optical	Auto Glass	Corporate & Other	Total
Balance at February 25, 2006	$25,741	$10,607	$—	$7,252	$43,600
Adjustment	—	—	—	—	—

Balance at September 2, 2006	$25,741	$10,607	$—	$7,252	$43,600

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	September 2, 2006			February 25, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	$2,899	$(1,334)	$1,565	$2,899	$(1,058)	$1,841
Customer relationships	2,700	(821)	1,879	2,700	(606)	2,094
Debt issue costs	1,983	(1,305)	678	2,060	(1,247)	813
Purchased intellectual property	555	(208)	347	555	(113)	442

Total	$8,137	$(3,668)	$4,469	$8,214	$(3,024)	$5,190

Amortization expense on these identifiable intangible assets was $0.6 million and $0.7 million for the six months ended September 2, 2006 and August 27, 2005, respectively. At September 2, 2006, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2007 and each of the following four fiscal years is as follows:

(In thousands)	Remainder of 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011
Estimated amortization expense	$666	$1,138	$943	$693	$256

8.	Realignment of Operations

During the first quarter of fiscal 2006, the Company initiated a realignment of its window and curtainwall manufacturing operation to better serve the architectural glass products market and incurred severance costs of $0.2 million and $0.6 million during the first and second quarters of fiscal 2006, respectively. These costs were included in selling, general and administrative expenses in the consolidated results of operations.

9.	Long-Term Debt

During the first quarter of fiscal 2006, the Company entered into a five-year, unsecured, revolving credit facility, which expires in May 2010 in the amount of $100.0 million, with a $75.0 million optional expansion feature. Borrowings of $48.1 million were outstanding as of September 2, 2006. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at September 2, 2006 was $172.1 million, whereas the Company’s actual net worth as defined in the credit facility was $213.4 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.99 at September 2, 2006. If the Company is not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At September 2, 2006, the Company was in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

10.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officer’s Supplemental Executive Retirement Plan (SERP) for the three and six-month periods of fiscal 2007 and 2006 are as follows:

	Three months ended		Six months ended
(In thousands)	Sept. 2, 2006	Aug. 27, 2005	Sept. 2, 2006	Aug. 27, 2005
Service cost	$53	$49	$106	$98
Interest cost	85	74	170	148
Amortization of prior-year service cost	59	59	118	118
Amortization of unrecognized net loss	3	—	6	—

Net periodic benefit cost	$200	$182	$400	$364

11.	Discontinued Operations

In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of its detention/security business and its exit from international curtainwall operations. The remaining cash expenditures related to these discontinued operations are recorded as liabilities of discontinued operations and a majority of the remaining cash expenditures related to discontinued operations is expected to be paid within the next three years. The majority of these liabilities relate to the international curtainwall operations, including performance bonds outstanding, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. and French courts. The reserve for discontinued operations also covers other liability issues, consisting of warranty issues relating to these and other international construction projects.

(In thousands)	Sept. 2, 2006	Feb. 25, 2006
Summary Balance Sheets of Discontinued Businesses
Accounts payable and accrued liabilities	$1,460	$1,618
Long-term liabilities	8,174	8,461

12.	Commitments and Contingent Liabilities

Operating lease commitments. As of September 2, 2006, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter	Total
Total minimum payments	$6,078	$10,300	$5,367	$4,201	$3,464	$8,487	$37,897

Bond commitments. In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in backlog. At September 2, 2006, these bonds totaled $196.3 million. With respect to the current portfolio of businesses, the Company has never been required to pay on these performance-based bonds.

Guarantees and warranties. The Company accrues for known warranty exposures and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below:

	Six months ended
(In thousands)	Sept. 2, 2006	Aug. 27, 2005
Balance at beginning of period	$3,912	$3,717
Additional accruals	1,330	1,950
Claims paid	2,520	1,889

Balance at end of period	$2,722	$3,778

Letters of credit. At September 2, 2006, the Company had ongoing letters of credit related to its risk management programs, construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company is obligated as of September 2, 2006 was approximately $14.9 million, of which $8.4 million is issued and has reduced total availability of funds under the $100.0 million credit facility.

Purchase obligations. The Company has purchase obligations for capital expenditures related to the Company’s construction of its new architectural glass fabrication facility in St. George, Utah, and for raw material commitments. As of September 2, 2006, these obligations totaled $32.8 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of September 2, 2006, future payments of $1.1 million were committed under such agreements.

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

13.	Comprehensive Earnings

	Three months ended		Six months ended
(In thousands)	Sept. 2, 2006	Aug. 27, 2005	Sept. 2, 2006	Aug. 27, 2005
Net earnings	$7,333	$5,508	$12,075	$9,448
Unrealized (loss) gain on derivatives, net of $(6), $67, $23 and $98 tax (benefit) expense, respectively	(11)	94	41	145
Unrealized gain (loss) on marketable securities, net of $54, $(14), $47 and $24 tax expense (benefit), respectively	99	(22)	86	41

Comprehensive earnings	$7,421	$5,580	$12,202	$9,634

14.	Segment Information

The following table presents sales and operating income data for our three segments, and consolidated, for the three and six months ended September 2, 2006, when compared to the corresponding periods a year ago.

	Three months ended		Six months ended
(In thousands)	Sept. 2, 2006 (13 weeks)	Aug. 27, 2005 (13 weeks)	Sept. 2, 2006 (27 weeks)	Aug. 27, 2005 (26 weeks)
Net Sales
Architectural	$163,242	$141,339	$328,505	$276,168
Large-Scale Optical	18,513	24,333	40,278	45,099
Auto Glass	7,021	8,110	15,084	16,720
Intersegment eliminations	(134)	(52)	(160)	(125)

Net sales	$188,642	$173,730	$383,707	$337,862

Operating Income (Loss)
Architectural	$9,193	$3,925	$14,760	$7,531
Large-Scale Optical	1,892	5,024	5,025	8,106
Auto Glass	38	(555)	(137)	(481)
Corporate and Other	(653)	(726)	(1,208)	(1,302)

Operating income	$10,470	$7,668	$18,440	$13,854

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

The following selected financial data should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 25, 2006 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three and six-month periods of the current and past fiscal years.

	Three months ended		Six months ended
(Percent of net sales)	Sept. 2, 2006 (13 weeks)	Aug. 27, 2005 (13 weeks)	Sept. 2, 2006 (27 weeks)	Aug. 27, 2005 (26 weeks)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.3	81.6	82.1	81.7

Gross profit	18.7	18.4	17.9	18.3
Selling, general and administrative expenses	13.1	14.0	13.1	14.2

Operating income	5.6	4.4	4.8	4.1
Interest income	0.1	0.1	0.2	0.1
Interest expense	0.4	0.2	0.4	0.3
Other income (expense), net	—	—	—	—
Equity in earnings of affiliated companies	0.8	0.7	0.3	0.4

Earnings before income taxes	6.1	5.0	4.9	4.3
Income tax expense	2.2	1.8	1.8	1.5

Net earnings	3.9%	3.2%	3.1%	2.8%

Effective tax rate	35.9%	36.2%	35.2%	35.1%

Highlights of Second Quarter and First Six Months of Fiscal 2007, Compared to Second Quarter and First Six Months of Fiscal 2006

•	Consolidated net sales increased 8.6 percent, or $14.9 million, for the second quarter ended September 2, 2006 compared to the prior-year period, primarily due to:

•	increased job cost flow in the installation business and improved architectural glass volume and pricing in our glass fabrication manufacturing business,

•	partially offset by unfavorable value-added product mix and a softer retail environment in our LSO segment.

•	Consolidated net sales increased 13.6 percent, or $45.8 million, during the six months ended September 2, 2006 compared to the prior-year period for the reasons mentioned above. Additionally, fiscal 2007 included an extra week in the first quarter, which increased net sales in the six-month period by 3.8 percentage points.

•	Gross profit as a percent of sales for the quarter ended September 2, 2006, as compared to the prior-year period, increased to 18.7 percent from 18.4 percent due to:

•	net proceeds from a class action lawsuit settlement with a flat glass manufacturer, which positively impacted margins by 1.0 percentage points,

•	improved pricing and operational performance in our architectural segment,

•	somewhat offset by an unfavorable shift in mix of value-added picture framing glass within our LSO segment.

•	Gross profit as a percent of sales for the six months ended September 2, 2006, as compared to the prior-year period, decreased to 17.9 percent from 18.3 percent primarily as a result of:

•	increases in health insurance costs as a result of higher than expected utilization and a higher level of high-dollar claims, particularly in the first quarter of the current fiscal year, and,

•	an unfavorable shift in mix of value-added picture framing glass within our LSO segment.

•	These margin reductions were partially offset by the net proceeds from the class action lawsuit and favorable architectural glass volume and pricing in our architectural segment.

•	Although selling, general and administrative (SG&A) expenses for the second quarter decreased as a percent of sales to 13.1 percent from 14.0 percent in the prior-year quarter, total expense increased by $0.4 million. For the six-month period ended September 2, 2006, SG&A expenses as a percent of sales decreased to 13.1 percent from 14.2 percent, while the total expense increased $2.1 million, compared to the prior-year period. The increase in SG&A expenses relates primarily to the impact of higher salaries and wages and expensing stock-based compensation. Additionally, the prior year included realignment charges of $0.6 million for the quarter and $0.8 million for the six-month period.

•	Equity in affiliated companies, which includes our 34 percent interest in PPG Auto Glass, LLC, an automotive replacement glass distribution business, reported income of $1.5 million in the second quarter of fiscal 2007, compared to income of $1.3 million in the prior-year period. For the six months ended September 2, 2006, income of $1.3 million was slightly down from $1.4 million in the prior-year period. The decrease for the six-month period was partially due to lower pricing in the automotive replacement glass market and acquisition integration costs.

Segment Analysis

The following table presents sales and operating income data for our three segments and on a consolidated basis for the three and six-month periods ended September 2, 2006, when compared to the corresponding periods a year ago.

	Three months ended			Six months ended
(In thousands)	Sept. 2, 2006 (13 weeks)	Aug. 27, 2005 (13 weeks)	% Change	Sept. 2, 2006 (27 weeks)	Aug. 27, 2005 (26 weeks)	% Change
Net Sales
Architectural	$163,242	$141,339	15.5%	$328,505	$276,168	19.0%
Large-Scale Optical	18,513	24,333	(23.9)	40,278	45,099	(10.7)
Auto Glass	7,021	8,110	(13.4)	15,084	16,720	(9.8)
Intersegment eliminations	(134)	(52)	NM	(160)	(125)	NM

Net sales	$188,642	$173,730	8.6%	$383,707	$337,862	13.6%

Operating Income (Loss)
Architectural	$9,193	$3,925	134.2%	$14,760	$7,531	96.0%
Large-Scale Optical	1,892	5,024	(62.3)	5,025	8,106	(38.0)
Auto Glass	38	(555)	NM	(137)	(481)	71.5
Corporate and other	(653)	(726)	NM	(1,208)	(1,302)	NM

Operating income	$10,470	$7,668	36.5%	$18,440	$13,854	33.1%

NM	= Not Meaningful

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•	Second quarter net sales of $163.2 million increased 15.5 percent in comparison with the prior-year period as a result of increased job cost flow in our installation business and increased architectural glass volume and pricing. For the six months, revenues of $328.5 million increased 19.0 percent over the prior-year period for the reasons previously stated. Approximately one-fifth of the growth in net sales for the six months was due to the extra week reported in the first quarter. The three and six-month period increases were also driven by the strong commercial construction market as well as our success in penetrating energy-efficient, hurricane and blast markets.

•	Operating income for the second quarter of $9.2 million increased 134.2 percent over $3.9 million in the prior-year period. The increase reflects the higher sales volume, pricing and the net proceeds from the class action lawsuit settlement of $1.1 million. For the six-month period ended September 2, 2006, operating income was $14.8 million, which was a 96.0 percent increase over the prior year of $7.5 million for the reasons noted above. In addition, the prior year included realignment charges of $0.6 million for the quarter and $0.8 million for the six-month period.

•	Architectural backlog, at September 2, 2006, increased to $391 million from $277 million in the prior-year period and $321 million at fiscal 2006 year-end. The backlog increases during the year came primarily from our glass installation business, and we are seeing strong bidding activity throughout the segment. Approximately 60 percent of the backlog is expected to flow in the current year.

Large-Scale Optical Technologies (LSO)

•	Second quarter revenues were $18.5 million, down 23.9 percent from the strong prior-year period due to an unfavorable mix in value-added picture framing glass, a softer retail environment and lower pre-framed art sales. The second quarter of fiscal 2006 included an unusually high value-added product mix due to significant national retail customer inventory and promotional programs, which did not occur in the current year. For the six months ended September 2, 2006, LSO revenues were $40.3 million, down 10.7 percent in comparison with the prior-year period for the reasons noted above, somewhat offset by the impact of the extra week in the first quarter.

•	Operating income for the second quarter of $1.9 million, which includes flat glass settlement net proceeds of $0.4 million, was down from $5.0 million in the prior-year period due to the more favorable product mix in the prior year. For the six months ended September 2, 2006, operating income was $5.0 million compared to $8.1 million in the prior year due to the prior-year favorable product mix.

Automotive Replacement Glass and Services (Auto Glass)

•	Second quarter revenues of $7.0 million were down 13.4 percent from the prior-year period due to lower volume, including the impact associated with the expiration of the PPG supply agreement in the second quarter of fiscal 2006. For the six months ended September 2, 2006, revenues were $15.1 million, down 9.8 percent for the reasons noted above.

•	Operating income in the second quarter improved over the prior year due to the flat glass settlement net proceeds of $0.3 million. For the six-month period ended September 2, 2006, the segment was at break-even, which was consistent with the prior year.

Consolidated Backlog

•	At September 2, 2006, the Company’s consolidated backlog was $396.9 million, up 20.7 percent from the $328.7 million reported at February 25, 2006 and up 39.5 percent over the prior-year period.

•	The backlog of the Architectural segment represented 98.5 percent of the Company’s consolidated backlog.

•	The Company views backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in its business. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of the Company’s sales, the Company does not believe that backlog should be used as the sole indicator of future earnings of the Company.

Liquidity and Capital Resources

	Six months ended
(Cash effect, in thousands)	Sept. 2, 2006	Aug. 27, 2005
Net cash provided by continuing operating activities	$1,028	$11,223
Capital expenditures and acquisitions of intangible assets	(16,066)	(12,768)
Net increase in borrowings	11,300	3,700
Dividends paid	(5,474)	(3,478)

Operating Activities. Cash provided by operating activities was $1.0 million through the first six months of fiscal 2007, compared to $11.2 million in the prior-year period. The current period source of cash was driven by increased net earnings largely offset by higher levels of working capital, primarily increased accounts receivable as a result of the business growth. Although our non-cash working capital (current assets, excluding cash, less current liabilities) has increased to $88.8 million from $70.6 million at year-end, reducing or at least maintaining current levels of working capital is a priority for the Company. Days sales outstanding of 67 days at September 2, 2006 is consistent with both fiscal 2006 year-end and August 27, 2005.

Investing Activities. Through the first six months of fiscal 2007, investing activities used cash of $9.7 million, compared to $12.9 million in the same period last year. New capital investment through the first six months of fiscal 2007 totaled $16.1 million, including spending of $5.9 million for our new architectural glass fabrication plant in St. George, Utah. This compared to $12.8 million for all capital items in the prior-year period. The current-year period also includes proceeds from repayment of a $5.0 million loan made to PPG Auto Glass in the fourth quarter of fiscal 2006.

In fiscal 2007, we expect to incur capital expenditures for the continuing construction of our new St. George, Utah, architectural glass fabrication plant as well as other architectural segment upgrades, and LSO capacity improvements. We also expect to incur costs as necessary to maintain existing facilities, safety and information systems. Fiscal 2007 capital expenditures are expected to be approximately $40 to $45 million.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings increased to $56.5 million at September 2, 2006 from $45.2 million outstanding at February 25, 2006, due to working capital needs and capital expenditures. The majority of our long-term debt, $48.1 million, consisted of bank borrowings under our $100.0 million syndicated revolving credit facility. We have paid $5.5 million in dividends during the current year, compared to $3.5 million in the prior-year six-month period as a result of making three quarterly payments in the current year, compared to two in the prior-year period solely due to timing of payments. Our debt-to-total-capital ratio was 20.9 percent at September 2, 2006, up from 18.5 percent at February 25, 2006.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock in the open market at prevailing market prices. We repurchased 285,324 shares under this program, for a total of $3.2 million through February 26, 2005. In fiscal 2006, we repurchased an additional 250,000 shares for $4.0 million. No share repurchases were made during the first half of fiscal 2007. We have purchased a total of 535,324 shares at a total cost of $7.2 million since the inception of this program. We have remaining authority to repurchase 964,676 shares under this program, although we do not expect to repurchase any shares during the remainder of fiscal 2007.

Other Financing Activities. The following summarizes significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Fiscal Period
(In thousands)	Remainder of 2007	2008	2009	2010	2011	Thereafter	Total
Borrowings under credit facility	$—	$—	$—	$—	$48,100	$—	$48,100
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Operating leases (undiscounted)	6,078	10,300	5,367	4,201	3,464	8,487	37,897
Purchase obligations	24,990	7,781	—	—	—	—	32,771
Interest on fixed-rate debt	332	384	6	—	—	—	722
Other obligations	140	305	303	303	—	—	1,051

Total cash obligations	$31,540	$18,770	$5,676	$4,504	$51,564	$16,887	$128,941

During the first quarter of fiscal 2006, we entered into a five-year, unsecured, revolving credit facility, which expires in May 2010 in the amount of $100.0 million, with a $75.0 million optional expansion feature. Borrowings of $48.1 million were outstanding as of September 2, 2006. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at September 2, 2006 was $172.1 million, whereas our actual net worth as defined in the credit facility was $213.4 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 0.99 at September 2, 2006. If we are not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At September 2, 2006, we were in compliance with all of the financial covenants of the credit facility.

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

We have purchase obligations for capital expenditures related to the construction of our new architectural glass fabrication facility in St. George, Utah, and for raw material commitments. As of September 2, 2006, these obligations totaled $32.8 million.

The other obligations in the table above relate to non-compete and consulting agreements with current and former employees.

	Amount of Commitment Expiration Per Period
(In thousands)	Remainder of 2007	2008	2009	2010	2011	Thereafter	Total
Standby letters of credit	$248	$4,800	$1,505	$—	$—	$—	$6,553

In addition to the above standby letters of credit, which are predominantly issued for performance-related bonds in our discontinued European curtainwall business, we are required, in the ordinary course of business, to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in our backlog. At September 2, 2006, these bonds totaled $196.3 million. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

The Company maintains an interest rate swap agreement that effectively converts $14.2 million of variable rate borrowings into fixed rate obligations. The notional value of the swap decreases from $14.2 million at September 2, 2006 to $4.5 million at the expiration of March 29, 2008. We receive payments at variable rates while making payments at a fixed rate of 5.01 percent.

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

Effective February 26, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective transition method. As a result of adopting SFAS No. 123R, we recognized $0.5 million and $1.0 million of incremental compensation expense for the three and six-months ended September 2, 2006, which is reflected in selling, general and administrative expenses in the consolidated results of operations. For additional information on the adoption of SFAS No. 123R, see Note 3, Stock-Based Compensation, of the notes to consolidated financial statements in this Form 10-Q.

Outlook

The following statements are based on current expectations for full-year fiscal 2007 results. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to increase 13 to 17 percent compared to fiscal 2006.

•	Architectural segment revenues are expected to increase 17 to 21 percent during the year due to market improvement and some market share gain despite some capacity constraints.

•	LSO segment revenues are expected to be down slightly.

•	Auto Glass segment revenues are expected to be down 5 to 10 percent compared to fiscal 2006.

•	Annual gross margins are expected to be approximately 18 percent as higher costs for wages, health care, energy, materials and freight are somewhat offset by pricing, operational improvements and cost reductions.

•	SG&A expenses as a percent of sales are projected to be approximately 13.5 percent, which includes the impact of expensing stock options somewhat offset by the net gain on asset dispositions in the first quarter of fiscal 2007.

•	Expected annual operating margins by segment are: Architectural, approximately 4.5 to 4.7 percent; LSO, approximately 11 percent; and Auto Glass, approximately break-even.

•	Equity in affiliates, which reflects our portion of the results of the PPG Auto Glass joint venture, is expected to report earnings of approximately $3.0 million.

•	Full-year capital expenditures are projected at $40 to $45 million, including an estimated $25 million related to construction of the new architectural glass fabrication plant.

•	Depreciation and amortization are estimated at $20 million for the year.

•	Debt is expected to be approximately $50 to $60 million at fiscal year-end, which reflects borrowings for the new architectural glass fabrication plant.

•	The effective tax rate for the full year is anticipated to be approximately 35 percent.

•	Earnings per share from continuing operations are expected to range from $0.88 to $0.94 for the full year, including the $0.05 per share impact related to the adoption of SFAS No. 123R and the $0.04 per share benefit from the flat glass class action settlement.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 2, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2007:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (b)
June 4, 2006 through July 1, 2006	1,857	$14.78	—	964,676
July 2, 2006 through July 29, 2006	4,723	14.55	—	964,676
July 30, 2006 through Sept. 2, 2006	—	—	—	964,676
Total	6,580		—	964,676

(a)	The purchases in this column consist entirely of those shares surrendered to us by plan participants in order to satisfy a stock-for-stock option exercise or withholding tax obligations related to stock-based compensation. These purchases are not part of a publicly announced plan or program.

(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. The Company announced the authorization of the repurchase program on April 10, 2003. This repurchase program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

Apogee Enterprises, Inc. Annual Meeting of Shareholders was held on June 28, 2006. The number of outstanding shares on the record date for the Annual Meeting were 28,141,884. Eighty-nine percent of the outstanding shares were represented in person or by proxy at the meeting. The four candidates for election as Class II Directors listed in the proxy statement were elected to serve three-year terms, expiring at the 2009 Annual Meeting of Shareholders. Additionally, one candidate for election as a Class III Director listed in the proxy statement was elected to serve a one-year term expiring at the 2007 Annual Meeting of Shareholders. The proposal to approve the Amended and Restated Apogee Enterprises, Inc. 2002 Omnibus Stock and Incentive Plan was approved. Additionally, the proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the 2007 fiscal year was approved. The results of these matters voted upon by the shareholders are listed below.

	Number of Shares
	In Favor	Withheld/ Against	Abstained/ Unvoted	Broker Non-vote
Election of four Class II Directors and one Class I Director
Bernard P. Aldrich (Class II)	24,896,959	207,434	—	—
Sara L. Hays (Class II)	24,986,553	117,840	—	—
Russell Huffer (Class II)	24,261,730	842,663	—	—
John T. Manning (Class II)	24,984,565	119,828	—	—
Richard V. Reynolds (Class III)	24,979,504	124,889	—	—

Approval of the Amended and Restated Apogee Enterprises, Inc. 2002 Omnibus Stock and Incentive Plan	16,173,229	5,915,141	940,874	2,075,149

Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm	25,021,584	23,516	59,293	—

Item 6. Exhibits

Exhibit No.

10.1	Apogee Enterprises, Inc. Amended and Restated 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 12, 2006	By:	/s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: October 12, 2006	By:	/s/ James S. Porter
James S. Porter
Chief Financial Officer (Principal Financial and Accounting Officer)