Form 10-Q
period 2006-12-02
APOGEE ENTERPRISES INC
filed 2007-01-11
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 2, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of January 4, 2007, 28,363,202 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	December 2, 2006	February 25, 2006
Assets
Current assets
Cash and cash equivalents	$3,452	$4,676
Receivables, net of allowance for doubtful accounts	172,293	147,815
Inventories	40,011	42,861
Deferred tax assets	4,855	4,738
Other current assets	7,160	3,044

Total current assets	227,771	203,134

Property, plant and equipment, net	125,101	113,198
Marketable securities available for sale	18,460	17,828
Investments in affiliated companies	20,399	18,031
Goodwill	43,600	43,600
Intangible assets, at cost less accumulated amortization of $3,987 and $3,024, respectively	4,218	5,190
Other assets	1,858	2,977

Total assets	$441,407	$403,958

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$51,468	$53,529
Accrued payroll and related benefits	20,138	18,372
Accrued self-insurance reserves	8,504	8,527
Other accrued expenses	15,544	21,199
Current liabilities of discontinued operations	1,435	1,618
Billings in excess of costs and earnings on uncompleted contracts	20,891	16,255
Accrued income taxes	12,297	8,309

Total current liabilities	130,277	127,809

Long-term debt	56,200	45,200
Long-term self-insurance reserves	12,583	12,544
Other long-term liabilities	10,457	10,891
Liabilities of discontinued operations	7,881	8,461

Commitments and contingent liabilities (Note 12)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,299,000 and 27,857,000, respectively	9,433	9,286
Additional paid-in capital	73,644	69,380
Retained earnings	140,794	125,193
Common stock held in trust	(5,534)	(5,416)
Deferred compensation obligations	5,534	5,416
Unearned compensation	—	(4,738)
Accumulated other comprehensive income (loss)	138	(68)

Total shareholders’ equity	224,009	199,053

Total liabilities and shareholders’ equity	$441,407	$403,958

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
(In thousands, except per share data)	Dec. 2, 2006 (13 weeks)	Nov. 26, 2005 (13 weeks)	Dec. 2, 2006 (40 weeks)	Nov. 26, 2005 (39 weeks)
Net sales	$209,840	$177,420	$593,547	$515,281
Cost of sales	169,122	143,489	484,210	419,453

Gross profit	40,718	33,931	109,337	95,828
Selling, general and administrative expenses	25,640	24,537	75,818	72,580

Operating income	15,078	9,394	33,519	23,248
Interest income	221	197	822	590
Interest expense	699	624	2,350	1,807
Other income (expense), net	14	(19)	(14)	21
Equity in earnings of affiliated companies	1,080	1,124	2,363	2,570

Earnings before income taxes	15,694	10,072	34,340	24,622
Income tax expense	5,791	1,099	12,362	6,200

Net earnings	$9,903	$8,973	$21,978	$18,422

Earnings per share – basic	$0.36	$0.33	$0.80	$0.67

Earnings per share – diluted	$0.35	$0.32	$0.78	$0.66

Weighted average basic shares outstanding	27,652	27,389	27,614	27,420
Weighted average diluted shares outstanding	28,300	28,137	28,105	27,968

Cash dividends declared per common share	$0.0675	$0.0650	$0.1975	$0.1900

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
(In thousands)	December 2, 2006 (40 weeks)	November 26, 2005 (39 weeks) Restated
Operating Activities
Net earnings	$21,978	$18,422
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,977	13,526
Stock-based compensation	4,168	1,314
Deferred income taxes	(80)	(559)
Excess tax benefits from stock-based compensation	(1,491)	—
Equity in earnings of affiliated companies	(2,363)	(2,570)
Gain on disposal of assets	(1,955)	(613)
Other, net	1,059	(151)
Changes in operating assets and liabilities:
Receivables	(29,478)	(8,759)
Inventories	2,850	(5,429)
Accounts payable and accrued expenses	(3,777)	(7,956)
Billings in excess of costs and earnings on uncompleted contracts	4,636	6,887
Refundable and accrued income taxes	5,479	2,411
Other, net	(4,116)	1,407

Net cash provided by operating activities	11,887	17,930

Investing Activities
Capital expenditures and acquisition of intangible assets	(26,343)	(22,494)
Proceeds from sales of property, plant and equipment	1,636	4
Proceeds on note from equity investments	5,000	—
Purchases of marketable securities	(32,928)	(39,593)
Sales/maturities of marketable securities	32,562	38,799

Net cash used in investing activities	(20,073)	(23,284)

Financing Activities
Net proceeds from revolving credit agreement	11,000	8,850
Payments on long-term debt	—	(150)
Payments on debt issue costs	(68)	(350)
Proceeds from issuance of common stock, net of cancellations	2,685	2,888
Excess tax benefits from stock-based compensation	1,491	—
Repurchase and retirement of common stock	—	(2,397)
Dividends paid	(7,383)	(5,282)

Net cash provided by financing activities	7,725	3,559

Cash Flows of Discontinued Operations
Net cash used in operating activities	(763)	(723)
Net cash provided by investing activities	—	274
Net cash provided by financing activities	—	—

Net cash used by discontinued operations	(763)	(449)

Decrease in cash and cash equivalents	(1,224)	(2,244)
Cash and cash equivalents at beginning of year	4,676	5,967

Cash and cash equivalents at end of period	$3,452	$3,723

Noncash Activity
Capital expenditures in accounts payable	$337	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 25, 2006. The results of operations for the three and nine-month periods ended December 2, 2006 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 2, 2006 and February 25, 2006, and the results of operations for the three and nine-month periods ended December 2, 2006 and November 26, 2005 and results of cash flows for the nine-month periods ended December 2, 2006 and November 26, 2005.

The Company’s fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November. The three and nine-month periods ended December 2, 2006 consisted of 13 weeks and 40 weeks, respectively, while the three and nine-month periods ended November 26, 2005 consisted of 13 weeks and 39 weeks, respectively.

The Company restated its fiscal 2006 consolidated statement of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount. In addition, certain prior-year amounts have been reclassified to conform to the current period presentation.

2.	New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs (SFAS No. 151), an amendment of Accounting Research Bulletin No. 43, Inventory Pricing. SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 in the first quarter of fiscal 2007 and it did not have an impact on the Company’s financial position or results of operations.

During December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and stock-settled stock appreciation rights (SARs), to be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005 (as delayed by the Securities and Exchange Commission). Effective February 26, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. As a result of adopting SFAS No. 123R, the Company recognized $0.7 million and $1.7 million of incremental compensation expense for the three and nine months ended December 2, 2006, respectively. Results for prior periods have not been restated. See Note 3 in the notes to condensed consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income tax by prescribing a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of March 4, 2007, the beginning of the Company’s fiscal year 2008, as required. The Company is in the process of evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the Company’s fiscal year 2009. The Company has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income and expands disclosures. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, which is a change from the Company’s present measurement date of December 31. The recognition and disclosures under SFAS No. 158 are required as of the end of the fiscal year ending after December 15, 2006 while the new measurement date is effective for fiscal years ending after December 15, 2008. The Company is in the process of evaluating the impact of SFAS No. 158 on its consolidated financial statements.

3.	Stock-Based Compensation

The 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan provide for the issuance of 3,400,000 and 2,500,000 shares, respectively, for various forms of stock-based compensation while the 1987 Stock Option Plan provides for the issuance of 2,500,000 options to purchase Company stock (collectively, the Plans). On June 28, 2006, the shareholders approved the Amended and Restated 2002 Omnibus Stock Incentive Plan to increase the number of shares for issuance under the plan from 1,800,000 to 3,400,000. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights, are required to be granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. Nonvested share awards are also included in these Plans. Outstanding options issued to employees generally vest over a four-year period, outstanding SARs vest over a three-year period and outstanding options issued to directors vest at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards generally vest over a three or four-year period. The 1987 Stock Option Plan expired by its terms in 1997, and the 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under either plan, although vesting and exercises of options and vesting of nonvested share awards previously granted thereunder will still occur in accordance with the vesting periods of the various grants.

The Company adopted the provisions of SFAS No. 123R in the first quarter of fiscal 2007 under the modified prospective method. SFAS No. 123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that the fair value of all share-based transactions, including grants of employee stock options, be recognized in the financial statements. Under the modified prospective transition method, stock-based compensation expense for the three and nine months ended December 2, 2006 includes: (a) compensation expense estimated for the period for all stock-based compensation awards granted prior to, but not yet vested as of February 25, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 25, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R estimated for the period. Total stock-based compensation expense included in the results of operations for the nine months ended December 2, 2006 and November 26, 2005, was $4.2 million and $1.3 million, respectively. In accordance with the modified prospective transition method of SFAS No. 123R, financial results for the prior period have not been restated.

As a result of adopting SFAS No. 123R on February 26, 2006, the Company’s earnings before income tax expense and net earnings for the three months ended December 2, 2006, were $0.7 million and $0.5 million lower, respectively, and for the nine months were $1.7 million and $1.2 million lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. If the Company had not adopted SFAS No. 123R, its basic and diluted earnings per share for the three and nine months ended December 2, 2006 would have been increased by $0.02 and $0.04, respectively. In accordance with SFAS No. 123R, the Company also reclassified unearned compensation for nonvested share awards of $4.7 million into additional paid-in capital. The cumulative effect adjustment for forfeitures related to nonvested share awards was not material.

Prior to the adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statements of cash flows. In accordance with SFAS No. 123R, for the nine months ended December 2, 2006, the Company revised its statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows. For the nine months ended December 2, 2006, $1.5 million of excess tax benefits were reported as financing cash flows rather than operating cash flows. Cash proceeds from the exercise of stock options were $3.5 million and $2.6 million for the nine months ended December 2, 2006 and November 26, 2005, respectively.

The following table shows the effect on net earnings and per share data had the Company applied the fair value expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation during the three and nine-month periods ended November 26, 2005.

(In thousands, except per share data)	Three months ended November 26, 2005	Nine months ended November 26, 2005

Net earnings
As reported	$8,973	$18,422
Compensation expense, net of income taxes	402	1,173

Pro forma	$8,571	$17,249

Earnings per share – basic
As reported	$0.33	$0.67
Pro forma	0.31	0.63

Earnings per share – diluted
As reported	$0.32	$0.66
Pro forma	0.30	0.62

Weighted average common shares outstanding
Basic	27,389	27,420
Diluted	28,107	27,919

The weighted average fair value per option at the date of grant for options granted in fiscal 2007 and 2006 was $6.53 and $6.71, respectively. The aggregate intrinsic value of options (the amount by which the stock price on the date of exercise exceeded the stock price of the option on the date of grant) exercised during the nine months ended December 2, 2006 and November 26, 2005 was $1.5 million and $1.3 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants through the third quarter of fiscal 2007 and 2006, respectively.

	Nine months ended
	Dec. 2, 2006	Nov. 26, 2005
Dividend yield	1.6%	1.7%
Expected stock price volatility	49.6%	58.8%
Risk-free interest rate	4.9%	3.8%
Expected lives	4.6 years	4.8 years

The expected stock price volatility is based on historical experience. The risk-free interest rate is based on the U.S. Treasury Strip rate whose term is consistent with the expected life of the Company’s stock options. The expected life, the average time an option grant is outstanding, and forfeiture rates are estimated based on historical experience.

The following table summarizes the stock option and SAR transactions under the Plans for the nine months ended December 2, 2006:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at February 25, 2006	2,244,521	$12.14
SARs/options granted	324,761	15.56
Options exercised	(301,807)	11.67
Options and SARs canceled	(93,331)	13.84

Outstanding at December 2, 2006	2,174,144	$12.63	5.9 years	$8,518,097

Exercisable at December 2, 2006	1,475,568	$12.06	4.7 years	$6,664,207

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

The following table summarizes the nonvested share award transactions, including performance shares, under the Plans for the nine months ended December 2, 2006:

	Nonvested Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 25, 2006	506,151	$12.39
Granted	207,472	15.75
Vested	(44,794)	11.08
Canceled	(14,183)	13.04

Nonvested at December 2, 2006	654,646	$13.53

At December 2, 2006, there was $5.4 million of total unrecognized compensation cost related to nonvested share awards which is expected to be recognized over a weighted average period of approximately 40 months. The total fair value of shares vested during fiscal 2007 was $0.5 million.

4.	Earnings Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended		Nine months ended
(In thousands, except per share data)	Dec. 2, 2006	Nov. 26, 2005	Dec. 2, 2006	Nov. 26, 2005
Basic earnings per share – weighted common shares outstanding	27,652	27,389	27,614	27,420
Weighted common shares assumed upon exercise of stock options	397	519	308	384
Unvested shares for deferred compensation plans	251	229	183	164

Diluted earnings per share – weighted common shares and potential common shares outstanding	28,300	28,137	28,105	27,968

Earnings per share – basic	$0.36	$0.33	$0.80	$0.67
Earnings per share – diluted	0.35	0.32	0.78	0.66

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	136,000	141,000	373,000	391,000

5.	Inventories

(In thousands)	Dec. 2, 2006	Feb. 25, 2006
Raw materials	$13,200	$13,805
Work-in-process	7,486	6,735
Finished goods	11,988	12,795
Costs and earnings in excess of billings on uncompleted contracts	7,337	9,526

Total inventories	$40,011	$42,861

6.	Equity Investments

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass (ARG) distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The Company’s investment in PPG Auto Glass was $20.1 million and $17.7 million at December 2, 2006 and February 25, 2006, respectively. At December 2, 2006 and February 25, 2006, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill.

In connection with the formation of PPG Auto Glass, the Company agreed to a supply agreement to supply the joint venture, through PPG, with most of the Company’s windshield fabrication capacity at agreed upon terms and conditions. The Company’s windshield supply agreement with PPG expired in July 2005 during the second quarter of fiscal 2006. The Company had been transitioning the Auto Glass segment to focus on selling ARG to wholesalers and distributors, including PPG, following the termination of this supply agreement. This effort ceased in the third quarter of fiscal 2007 as the Company announced its plan to discontinue selling ARG products. The business continues to focus on the original equipment manufacturers and aftermarket recreational vehicle and bus windshield markets.

The Company entered into a short-term loan agreement to provide PPG Auto Glass with a $5.0 million working capital loan during the fourth quarter of fiscal 2006. The terms of the note receivable were considered arms’-length, and the note matured on July 26, 2006 and was paid in full during the second quarter of fiscal 2007. The note receivable was included in receivables in the consolidated balance sheets and was $5.0 million at February 25, 2006.

In addition to the above investment, the Company had other equity-method investments totaling $0.3 million at both December 2, 2006 and February 25, 2006.

7.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the nine months ended December 2, 2006 is detailed below. “Corporate and Other” includes the excess of the cost of the investment over the value of the underlying net tangible assets related to the formation of the PPG Auto Glass joint venture.

(In thousands)	Architectural	Large-Scale Optical	Auto Glass	Corporate & Other	Total
Balance at February 25, 2006	$25,741	$10,607	$—	$7,252	$43,600
Adjustment	—	—	—	—	—

Balance at December 2, 2006	$25,741	$10,607	$—	$7,252	$43,600

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	December 2, 2006			February 25, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	$2,899	$(1,470)	$1,429	$2,899	$(1,058)	$1,841
Customer relationships	2,700	(924)	1,776	2,700	(606)	2,094
Debt issue costs	2,051	(1,338)	713	2,060	(1,247)	813
Purchased intellectual property	555	(255)	300	555	(113)	442

Total	$8,205	$(3,987)	$4,218	$8,214	$(3,024)	$5,190

Amortization expense on these identifiable intangible assets was $0.9 million and $1.0 million for the nine months ended December 2, 2006 and November 26, 2005, respectively. At December 2, 2006, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2007 and each of the following four fiscal years was as follows:

(In thousands)	Remainder of 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011
Estimated amortization expense	$324	$1,099	$905	$655	$333

8.	Realignment of Operations

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

The Company maintains a $100.0 million revolving credit facility. On November 14, 2006 the Company entered into Amendment No. 1 to the Credit Agreement. The amendment extended the expiration date of the agreement from May 2010 to November 2011, effectively decreased the interest rate payable on borrowings and decreased the commitment fee. No other provisions of the agreement were affected by the amendment. The financing costs associated with the credit facility will be amortized over the term of the new credit agreement.

Borrowings of $47.8 million were outstanding as of December 2, 2006. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at December 2, 2006 was $178.5 million, whereas the Company’s net worth as defined in the credit facility was $224.0 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.91 at December 2, 2006. If the Company is not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At December 2, 2006, the Company was in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

Interest payments were $2.8 million and $2.1 million for the nine months of fiscal 2007 and 2006, respectively. As interest payments relate to funds borrowed to purchase major buildings, information systems and equipment installations, we capitalize the payments and depreciate them over the lives of the related assets; capitalized interest for the nine months ended December 2, 2006 and November 26, 2005 was $0.5 million and $0.4 million, respectively.

10.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officers’ Supplemental Executive Retirement Plan (SERP) for the three and nine-month periods of fiscal 2007 and 2006 are as follows:

	Three months ended		Nine months ended
(In thousands)	Dec. 2, 2006	Nov. 26, 2005	Dec. 2, 2006	Nov. 26, 2005
Service cost	$53	$49	$159	$147
Interest cost	85	74	255	222
Amortization of prior-year service cost	59	59	177	177
Amortization of unrecognized net loss	3	—	9	—

Net periodic benefit cost	$200	$182	$600	$546

11.	Discontinued Operations

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

(In thousands)	Dec. 2, 2006	Feb. 25, 2006
Summary Balance Sheets of Discontinued Businesses
Accounts payable and accrued liabilities	$1,435	$1,618
Long-term liabilities	7,881	8,461

12.	Commitments and Contingent Liabilities

Operating lease commitments. As of December 2, 2006, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter	Total
Total minimum payments	$2,925	$8,555	$5,854	$4,710	$3,822	$9,774	$35,640

Under sale and leaseback transactions, the Company has the option to purchase building and equipment at projected future fair value upon expiration of the leases. During the third quarter of fiscal 2007, the Company notified its lender of its intent to exercise the early buy-out option on one of its equipment leases. The early buy-out is effective March 5, 2007 in the amount of $4.3 million.

Bond commitments. In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for certain non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in backlog. At December 2, 2006, these bonds totaled $149.7 million. With respect to the current portfolio of businesses, the Company has never been required to pay on these performance-based bonds.

Guarantees and warranties. The Company accrues for known warranty exposures and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below:

	Nine months ended
(In thousands)	Dec. 2, 2006	Nov. 26, 2005
Balance at beginning of period	$3,912	$3,717
Additional accruals	2,724	2,911
Claims paid	3,708	3,077

Balance at end of period	$2,928	$3,551

Letters of credit. At December 2, 2006, the Company had ongoing letters of credit related to its construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company was obligated as of December 2, 2006 was approximately $17.3 million. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of December 2, 2006, $10.9 million of letters of credit had been issued under the facility.

Purchase obligations. The Company has obligations for capital expenditures related to the Company’s construction of its new architectural glass fabrication facility in St. George, Utah. The Company also has obligations for raw material commitments and for a long-term freight commitment. As of December 2, 2006, these obligations totaled $26.2 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of December 2, 2006, future payments of $1.7 million were committed under such agreements.

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

13.	Comprehensive Earnings

	Three months ended		Nine months ended
(In thousands)	Dec. 2, 2006	Nov. 26, 2005	Dec. 2, 2006	Nov. 26, 2005
Net earnings	$9,903	$8,973	$21,978	$18,422
Unrealized (loss) gain on derivatives, net of $(5), $90, $18 and $188 tax (benefit) expense, respectively	(8)	160	33	305
Unrealized gain (loss) on marketable securities, net of $47, $(52), $94 and $(28) tax expense (benefit), respectively	87	(92)	173	(51)

Comprehensive earnings	$9,982	$9,041	$22,184	$18,676

14.	Segment Information

The following table presents sales and operating income data for our three segments, and consolidated, for the three and nine months ended December 2, 2006, when compared to the corresponding periods of the prior fiscal year.

	Three months ended		Nine months ended
(In thousands)	Dec. 2, 2006 (13 weeks)	Nov. 26, 2005 (13 weeks)	Dec. 2, 2006 (40 weeks)	Nov. 26, 2005 (39 weeks)
Net Sales
Architectural	$182,071	$146,916	$510,576	$423,084
Large-Scale Optical	21,836	21,660	62,114	66,759
Auto Glass	5,955	8,876	21,039	25,596
Intersegment eliminations	(22)	(32)	(182)	(158)

Net sales	$209,840	$177,420	$593,547	$515,281

Operating Income (Loss)
Architectural	$13,444	$5,833	$28,203	$13,364
Large-Scale Optical	2,693	3,596	7,719	11,702
Auto Glass	(513)	496	(650)	14
Corporate and other	(546)	(531)	(1,753)	(1,832)

Operating income	$15,078	$9,394	$33,519	$23,248

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

Overview

We are a leader in technologies involving the design and development of value-added glass products, services and systems. The Company is comprised of three segments: Architectural Products and Services (Architectural), Large-Scale Optical (LSO) and Automotive Replacement Glass and Services (Auto Glass). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass and windows primarily comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, a leading fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems, a manufacturer of custom aluminum window systems and curtainwall; and Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters. Our LSO segment consists of Tru Vue, a value-added glass and acrylic manufacturer for the custom picture framing market, and a producer of optical thin film coatings for consumer electronics displays. This segment also provides wall décor, including pre-framed art and mirrors. Our Auto Glass segment consists of Viracon/Curvlite, a U.S. fabricator of foreign and domestic aftermarket automotive replacement glass, and original equipment manufacturers’ and aftermarket recreational vehicle and bus windshields; however, during the third quarter of fiscal 2007, the Company announced plans to exit the aftermarket automotive replacement glass product line and to focus on the original equipment manufacturer and aftermarket recreational vehicle and bus windshield markets.

The following selected financial data should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 25, 2006 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three and nine-month periods of the current and past fiscal year.

	Three months ended		Nine months ended
(Percent of net sales)	Dec. 2, 2006 (13 weeks)	Nov. 26, 2005 (13 weeks)	Dec. 2, 2006 (40 weeks)	Nov. 26, 2005 (39 weeks)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.6	80.9	81.6	81.4

Gross profit	19.4	19.1	18.4	18.6
Selling, general and administrative expenses	12.2	13.8	12.8	14.1

Operating income	7.2	5.3	5.6	4.5
Interest income	0.1	0.1	0.1	0.1
Interest expense	0.3	0.3	0.4	0.3
Other income (expense), net	—	—	—	—
Equity in earnings of affiliated companies	0.5	0.6	0.5	0.5

Earnings before income taxes	7.5	5.7	5.8	4.8
Income tax expense	2.8	0.6	2.1	1.2

Net earnings	4.7%	5.1%	3.7%	3.6%

Effective tax rate	36.9%	10.9%	36.0%	25.2%

Highlights of Third Quarter and First Nine Months of Fiscal 2007, Compared to Third Quarter and First Nine Months of Fiscal 2006

•	Consolidated net sales increased 18.3 percent, or $32.4 million, for the third quarter ended December 2, 2006 compared to the prior-year period, primarily due to improved architectural pricing and product mix in our glass fabrication manufacturing business and increased job cost flow in the installation business.

•	Consolidated net sales increased 15.2 percent, or $78.3 million, during the nine months ended December 2, 2006 compared to the prior-year period for the reasons mentioned above, somewhat offset by lower sales in our LSO segment resulting from an unfavorable value-added picture framing glass product mix. Additionally, fiscal 2007 included an extra week in the first quarter, which increased net sales in the nine-month period by 2.6 percentage points.

•	Gross profit as a percent of sales for the quarter ended December 2, 2006, as compared to the prior-year period, increased to 19.4 percent from 19.1 percent due to improved pricing, product mix and operational performance in our architectural segment, which was partially offset by an unfavorable shift in mix of value-added picture framing glass in our LSO segment.

•	Gross profit as a percent of sales for the nine months ended December 2, 2006, as compared to the prior-year period, decreased to 18.4 percent from 18.6 percent primarily as a result of increases in health insurance costs as a result of higher than expected utilization and a higher level of high-dollar claims, particularly in the first quarter of the current fiscal year, and an unfavorable shift in mix of value-added picture framing glass within our LSO segment. These margin reductions were partially offset by the improvements noted above in our architectural segment and the previously reported net proceeds from the class action lawsuit received in the second quarter of the current fiscal year.

•	Selling, general and administrative (SG&A) expenses for the third quarter decreased as a percent of sales to 12.2 percent from 13.8 percent in the prior-year quarter, while expense increased by $1.1 million in total. For the nine-month period ended December 2, 2006, SG&A expenses as a percent of sales decreased to 12.8 percent from 14.1 percent, while the total expense increased $3.2 million, compared to the prior-year period. The increase in SG&A expense for both the three and nine-month periods relates primarily to the impact of higher salaries and wages and expensing of stock-based compensation.

•	Equity in affiliated companies, which includes our 34 percent interest in PPG Auto Glass, LLC, an automotive replacement glass distribution business, reported income of $1.1 million in the third quarter of both fiscal 2007 and 2006. For the nine months ended December 2, 2006, income of $2.4 million was slightly down from $2.6 million in the prior-year period. The decrease in the nine-month period was partially due to lower pricing in the automotive replacement glass market and acquisition integration costs.

•	The increase in the effective income tax rate to 36.9 percent in the third quarter of fiscal 2007 from 10.9 percent for the prior year period, and to 36.0 percent from 25.2 percent for the nine-month period was primarily due to a non-cash resolution of certain tax matters, including completion of various audits and reviews by taxing authorities, in the prior-year period.

Segment Analysis

The following table presents sales and operating income data for our three segments and on a consolidated basis for the three and nine-month periods ended December 2, 2006, when compared to the corresponding periods a year ago.

	Three months ended			Nine months ended
(In thousands)	Dec. 2, 2006 (13 weeks)	Nov. 26, 2005 (13 weeks)	% Change	Dec. 2, 2006 (40 weeks)	Nov. 26, 2005 (39 weeks)	% Change
Net Sales
Architectural	$182,071	$146,916	23.9%	$510,576	$423,084	20.7%
Large-Scale Optical	21,836	21,660	0.8	62,114	66,759	(7.0)
Auto Glass	5,955	8,876	(32.9)	21,039	25,596	(17.8)
Intersegment eliminations	(22)	(32)	NM	(182)	(158)	NM

Net sales	$209,840	$177,420	18.3%	$593,547	$515,281	15.2%

Operating Income (Loss)
Architectural	$13,444	$5,833	130.5%	$28,203	$13,364	111.0%
Large-Scale Optical	2,693	3,596	(25.1)	7,719	11,702	(34.0)
Auto Glass	(513)	496	NM	(650)	14	NM
Corporate and other	(546)	(531)	(2.8)	(1,753)	(1,832)	4.3

Operating income	$15,078	$9,394	60.5%	$33,519	$23,248	44.2%

NM = Not Meaningful

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by our Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•	Third quarter net sales of $182.1 million increased 23.9 percent in comparison with the prior-year period as a result of the improved commercial construction market, including increased architectural glass pricing, improved product mix and increased job cost flow in our installation business. For the nine months ended December 2, 2006, revenues of $510.6 million increased 20.7 percent over the prior-year period for the reasons previously stated. Approximately one-tenth of the growth in net sales for the nine months was due to the extra week reported in the first quarter.

•	Operating income for the third quarter of $13.4 million increased 130.5 percent over $5.8 million in the prior-year period. The increase reflects the improved pricing, product mix and operational improvements throughout this segment. For the nine-month period ended December 2, 2006, operating income was $28.2 million, which was a 111.0 percent increase over the prior year of $13.4 million for the reasons noted above.

•	Architectural backlog, at December 2, 2006, increased to $390 million from $317 million in the prior-year period and $321 million at fiscal 2006 year-end. The backlog increases during the year came primarily from our glass installation business; however, we are seeing strong bidding activity throughout the segment. Approximately 33 percent of the backlog at December 2, 2006 is expected to flow in the current fiscal year.

Large-Scale Optical Technologies (LSO)

•	Third quarter revenues were $21.8 million, essentially flat compared to the prior-year period due to higher volume of lower value-added picture framing glass offset by lower pre-framed art sales. For the nine months ended December 2, 2006, LSO revenues were $62.1 million, down 7.0 percent in comparison with the prior-year period due to unusually high value-added product mix in the first half of the prior year resulting from significant national retail customer inventory and promotional programs, somewhat offset by the impact of the extra week in the first quarter of the current year.

•	Operating income for the third quarter of $2.7 million was down from $3.6 million in the prior-year period due to a less favorable value-added picture framing glass product mix and the lower pre-framed art sales in the current fiscal year. For the nine months ended December 2, 2006, operating income was $7.7 million compared to $11.7 million in the prior year due to the reasons mentioned above.

Automotive Replacement Glass and Services (Auto Glass)

•	Third quarter revenues of $6.0 million were down 32.9 percent from the prior-year period due to lower sales of aftermarket automotive replacement glass, which is a product line that we are in the process of exiting. For the nine months ended December 2, 2006, revenues were $21.0 million, down 17.8 percent due to lower volume.

•	Operating loss of $0.5 million in the third quarter compared to income of $0.5 million in the prior year was due to the lower volume of aftermarket automotive replacement glass in this segment. For the nine-month period ended December 2, 2006, the segment loss was $0.7 million compared to break-even results in the prior year.

•	As noted above, as a result of the continued deterioration of pricing of automotive replacement glass products and lower volume of these products, we are discontinuing sales of these products at the end of fiscal 2007, which is not anticipated to have a material impact on our consolidated results of operations.

Consolidated Backlog

•	At December 2, 2006, the Company’s consolidated backlog was $400.9 million, up 22.0 percent from the $328.7 million reported at February 25, 2006 and up 24.2 percent over the prior-year period.

•	The backlog of the Architectural segment represented 97.2 percent of the Company’s consolidated backlog.

•	The Company views backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in its business. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of the Company’s sales, the Company does not believe that backlog should be used as the sole indicator of future earnings of the Company.

Liquidity and Capital Resources

	Nine months ended
(Cash effect, in thousands)	Dec. 2, 2006	Nov. 26, 2005
Net cash provided by continuing operating activities	$11,887	$17,930
Capital expenditures and acquisitions of intangible assets	(26,343)	(22,494)
Net increase in borrowings	11,000	8,700
Dividends paid	(7,383)	(5,282)

Operating Activities. Cash provided by operating activities was $11.9 million through the first nine months of fiscal 2007, compared to $17.9 million in the prior-year period. The current period source of cash was driven by net earnings largely offset by higher levels of working capital, primarily increased accounts receivable as a result of the business growth. The prior year’s cash provided by operating activities was impacted by lower working capital requirements due to reduced business activity. Although our non-cash working capital (current assets, excluding cash, less current liabilities) has increased to $94.0 million from $70.6 million at year-end, reducing or at least maintaining current levels of working capital as a percentage of sales is a priority for the Company. Non-cash working capital as a percentage of sales was 12.1 percent at December 2, 2006, up slightly over 10.1 percent at fiscal 2006 year-end.

Investing Activities. Through the first nine months of fiscal 2007, investing activities used cash of 20.1 million, compared to $23.3 million in the same period last year. New capital investment through the first nine months of fiscal 2007 totaled $26.3 million, including spending of $12.4 million for our new architectural glass fabrication plant in St. George, Utah. This compared to $22.5 million for all capital items in the prior-year period. The current-year also includes proceeds from repayment of a $5.0 million loan made to PPG Auto Glass in the fourth quarter of fiscal 2006.

In fiscal 2007, we expect to incur capital expenditures for the continuing construction of our new St. George, Utah, architectural glass fabrication plant as well as other architectural segment upgrades and LSO capacity improvements. We also expect to incur costs as necessary to maintain existing facilities, safety and information systems. Fiscal 2007 capital expenditures are expected to be approximately $45 million.

As a normal course of business, we review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings increased to $56.2 million at December 2, 2006 from $45.2 million outstanding at February 25, 2006, due to working capital needs and capital expenditures. The majority of our long-term debt, $47.8 million, consisted of bank borrowings under our $100.0 million syndicated revolving credit facility. We have paid $7.4 million in dividends during the current year, compared to $5.3 million in the prior-year nine-month period as a result of making four quarterly payments in the current year, compared to three in the prior-year period solely due to timing of payments. Our debt-to-total-capital ratio was 20.1 percent at December 2, 2006, up from 18.5 percent at February 25, 2006.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock in the open market at prevailing market prices. We repurchased 285,324 shares under this program, for a total of $3.2 million through February 26, 2005. In fiscal 2006, we repurchased an additional 250,000 shares for $4.0 million. No share repurchases have been made during fiscal 2007. We have purchased a total of 535,324 shares at a total cost of $7.2 million since the inception of this program. We have remaining authority to repurchase 964,676 shares under this program, although we do not expect to repurchase any shares during the remainder of fiscal 2007.

Other Financing Activities. The following summarizes significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Fiscal Period
(In thousands)	Remainder of 2007	2008	2009	2010	2011	Thereafter	Total
Borrowings under credit facility	$—	$—	$—	$—	$—	$47,800	$47,800
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Operating leases (undiscounted)	2,925	8,555	5,854	4,710	3,822	9,774	35,640
Purchase obligations	17,964	8,210	—	—	—	—	26,174
Interest on fixed-rate debt	197	613	326	12	—	—	1,148
Other obligations	139	787	424	303	—	—	1,653

Total cash obligations	$21,225	$18,165	$6,604	$5,025	$3,822	$65,974	$120,815

We maintain a $100.0 million revolving credit facility. On November 14, 2006 we entered into Amendment No. 1 to the Credit Agreement. The amendment extended the expiration date of the agreement from May 2010 to November 2011, effectively decreased the interest rate payable on borrowings and decreased the commitment fee. No other provisions of the agreement were affected by the amendment. The financing costs associated with the credit facility will be amortized over the term of the new credit agreement.

The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at December 2, 2006 was $178.5 million, whereas our net worth as defined in the credit facility was $224.0 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 0.91 at December 2, 2006. If we are not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At December 2, 2006, we were in compliance with all of the financial covenants of the credit facility.

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

Under our sale and leaseback transactions, we have the option to purchase building and equipment at projected future fair value upon expiration of the leases. During the third quarter of fiscal 2007, we notified our lender of our intent to exercise the early buy-out option on one of our equipment leases. The early buy-out is effective March 5, 2007 in the amount of $4.3 million.

We have obligations for capital expenditures related to the construction of our new architectural glass fabrication facility in St. George, Utah. We also have obligations for raw material commitments and for a long-term freight commitment. As of December 2, 2006, these obligations totaled $26.2 million.

The other obligations in the table above relate to non-compete and consulting agreements with current and former employees.

	Amount of Commitment Expiration Per Period
(In thousands)	Remainder of 2007	2008	2009	2010	2011	Thereafter	Total
Standby letters of credit	$254	$6,899	$1,544	$—	$—	$8,653	$17,350

In addition to the above standby letters of credit, which are predominantly issued for performance-related bonds in our discontinued European curtainwall business, we are required, in the ordinary course of business, to commit to bonds that require payments to our customers for certain non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in our backlog. At December 2, 2006, these bonds totaled $149.7 million. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

We maintain two interest rate swaps that effectively convert $14.4 million of variable rate borrowings into fixed rate obligations. The notional value of the swaps varies between $3.0 million, at expiration on March 29, 2009, and $16.5 million. We receive payments at variable rates while making payments at fixed rates of 5.01 and 4.88 percent.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and stock-settled stock appreciation rights, be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005 (as delayed by the Securities and Exchange Commission).

Effective February 26, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective transition method. As a result of adopting SFAS No. 123R, we recognized $0.7 million and $1.7 million of incremental compensation expense for the three and nine-months ended December 2, 2006, respectively, which is reflected in SG&A expenses in the consolidated results of operations. For additional information on the adoption of SFAS No. 123R, see Note 3, Stock-Based Compensation, of the notes to consolidated financial statements in this Form 10-Q.

Outlook

The following statements are based on current expectations for full-year fiscal 2007 results. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to increase 12 to 15 percent compared to fiscal 2006.

•	Architectural segment revenues are expected to increase 16 to 19 percent during the year due to market improvement and some market share gain despite some capacity constraints.

•	LSO segment revenues are expected to be down slightly.

•	Auto Glass segment revenues are expected to be down approximately 15 percent compared to fiscal 2006.

•	Annual gross margins are expected to be nearly 19 percent as higher costs for wages, health care, energy, materials and freight are somewhat offset by pricing, operational improvements and cost reductions.

•	SG&A expenses as a percent of sales are projected to be slightly less than 13.5 percent, which includes the impact of expensing stock options.

•	Expected annual operating margins by segment are: Architectural, approximately 5.6 to 5.8 percent; LSO, approximately 11 to 12 percent; and Auto Glass, approximately negative 5 to 6 percent.

•	Equity in affiliates, which reflects our portion of the results of the PPG Auto Glass joint venture, is expected to report earnings of just over $2.0 million.

•	Full-year capital expenditures are projected to be approximately $45 million, including an estimated $25 million related to construction of the new architectural glass fabrication plant.

•	Depreciation and amortization are estimated at $20 million for the year.

•	Debt is expected to be approximately $50 to $60 million at fiscal year-end, which reflects borrowings for the new architectural glass fabrication plant.

•	The effective tax rate for the full year is anticipated to be approximately 36 percent.

•	Earnings per share from continuing operations are expected to range from $0.98 to $1.04 for the full year, including the $0.05 per share impact related to the adoption of SFAS No. 123R and the $0.04 per share benefit from the flat glass class action settlement.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 2, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2007:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (b)
Sept. 3, 2006 through Sept. 30, 2006	1,945	$ 14.49	—	964,676
Oct. 1, 2006 through Oct. 28, 2006	27,424	15.55	—	964,676
Oct. 29, 2006 through Dec. 2, 2006	—	—	—	964,676
Total	29,369		—	964,676

(a)	The purchases in this column consist entirely of those shares surrendered to us by plan participants in order to satisfy a stock-for-stock option exercise or withholding tax obligations related to stock-based compensation. These purchases are not part of a publicly announced plan or program.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. The Company announced the authorization of the repurchase program on April 10, 2003. This repurchase program does not have an expiration date; however, we do not expect to repurchase any shares of Company stock during the remainder of fiscal 2007.

Item 6. Exhibits

Exhibit No.
10.1	Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement). Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2006.

10.2	First Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement). Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 17, 2006.

10.3	Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2006.

10.4	Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 17, 2006.

10.5	Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 17, 2006.

10.6	Amendment No. 1, dated as of November 14, 2006, to Credit Agreement, dated as of May 4, 2005, among Apogee Enterprises, Inc. and banks party to the agreement, including related contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 20, 2006.

10.7	Resignation Agreement by and between Apogee Enterprises, Inc. and Michael B. Clauer effective as of November 20, 2006. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 22, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 11, 2007	By:	/s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: January 11, 2007	By:	/s/ James S. Porter
James S. Porter
Chief Financial Officer (Principal Financial and Accounting Officer)