Form 10-K
period 2007-03-03
APOGEE ENTERPRISES INC
filed 2007-05-02
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 3, 2007

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

(952) 835-1874

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.33 1/3 Par Value	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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

As of September 2, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $424,255,000 (based on the closing price of $15.04 per share as reported by Nasdaq as of that date.)

As of April 24, 2007, there were 28,618,149 shares of the registrant’s Common Stock, $0.33 1/3 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

APOGEE ENTERPRISES, INC.

Annual Report on Form 10-K

For the fiscal year ended March 3, 2007

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

The Company is comprised of two reporting segments to match the markets they serve:

•

The Architectural Products and Services segment designs, engineers, fabricates, installs, maintains and renovates the walls of glass and windows comprising the outside skin of commercial and institutional buildings.

•

The Large-Scale Optical Technologies segment manufactures value-added glass and acrylic products for the custom framing market and produces optical thin film coatings for consumer electronics displays.

Financial information about the Company’s segments can be found in Note 18 to the Consolidated Financial Statements of the Company contained elsewhere in this report.

In the fourth quarter of fiscal 2007, we announced our intent to sell the remaining portion of the Auto Glass segment that manufactures and sells original equipment manufacturers’ (OEM) and aftermarket replacement windshields for the recreational vehicle and bus markets. We restated the consolidated financial statements to show the results of the Auto Glass segment in discontinued operations.

Products

The following tables describe our products and services.

Architectural Products and Services (Architectural) Segment

The Architectural segment primarily provides products that make up the outside skin of commercial buildings. The outside skin of a building typically is made up of either a window system or a curtainwall system. Window systems are either operable or non-operable and are usually set inside an open space of a building. Curtainwall is a series of glass panels set in aluminum frames that are attached to the side of a building and are primarily inoperable. Both systems typically include a combination of glass and aluminum frames, while curtainwall systems can also include stone, composites or other materials.

The segment also provides installation, maintenance and renovation services for window and curtainwall systems, as well as paint and anodizing coating services for metal and plastic components used in window and curtainwall systems and other products.

The following table describes the products and services provided by the Architectural Segment.

Products and Services	Product Attributes	Description
Architectural Commercial Glass	High- Performance Glass

Architectural glass provides solar control, both minimizing heat gain and controlling thermal transfer, by adding coatings to glass. In addition, coatings add color and varying levels of reflectivity. Each coating, whether metal, solarscreen or low-emissivity (energy-efficient), provides different aesthetic and performance criteria and offers a range of light and thermal transmission levels.

In addition, glass can be painted to create patterns in a wide array of colors by silkscreening. This is an architectural design element and it can also improve the solar control performance of glass.

Architectural glass can also be strengthened by heat strengthening or a tempering process.

Products and Services	Product Attributes	Description
	Glass Fabrication	We typically fabricate our high-performance glass into insulated or laminated units, depending on the customer’s requirements. Insulating increases a window’s thermal performance and is constructed with two or more pieces of glass separated by a desiccant-filled spacer and sealed with an organic sealant. Laminating consists of two or more pieces of glass fused with a vinyl or urethane interlayer and is used primarily for skylight, security and hurricane-resistant applications.

Architectural Services	Standard, Modified Standard or Engineered- to-Order	Varying degrees of customization of our window and curtainwall systems are available depending on the customer’s project requirements. We offer a comprehensive list of design, engineering, procurement and fabrication alternatives.

	Glass Installation	We install curtainwall and window systems for non-monumental, new commercial and institutional buildings and for renovation projects. In-house engineering capabilities allow us to meet the architect’s design requirements, or duplicate the original design to maintain the historical appearance of a building or create a completely new appearance for renovated buildings.

Painting or Anodizing Window Frames

Painting includes electrostatic applications of high quality, solvent-based paints which are applied to metal window frames, curtainwall systems, and other metal and plastic components.

Anodizing is the immersion of a light metal, typically aluminum, into a series of electrically charged chemical baths to create a very strong, weather resistant film of aluminum oxide, often colored, at the surface.

Paint on metals is sometimes preferred over anodizing because of the wider color selection.

	Other Painting Services	Painting of plastic includes applications of UV protection and durable paint applied to polyvinyl chloride (PVC) parts, such as interior shutters.

	Other Services	24-hour complete repair and replacement of damaged glass, including commercial glass replacement, repair of doors, custom mirror work and security glass.

Large-Scale Optical Technologies (LSO) Segment

The LSO segment primarily provides coated glass and acrylic for use in picture framing applications. The variables in the glass used for picture framing products are the size, thickness and coating to give the glass UV protection and/or anti-reflective properties. This segment also produces optical thin coatings for consumer electronic displays such as projection televisions (PTVs) and computer screens.

Products and Services	Product Attributes	Description
Picture-Framing Glass & Acrylic	Anti- Reflective Glass	Significantly reduces reflection (glare) and significantly increases transmission (clarity). Using a process exclusive to the Company, highly energized metals (or oxides) are deposited onto the glass in precisely controlled thicknesses. This ensures the most consistent, durable quality and the highest brightness and contrast levels available.

	Conservation Glass	The product of a proprietary coating process which blocks up to 98 percent of the ultraviolet rays to protect pictures and art from extensive fading related to the sun’s UV rays.

	Anti- Reflective Acrylic	Utilizes anti-reflective coatings on acrylic to reduce glare and static charge on the surface.

Consumer Electronics	PTV Mirrors	Patented multi-layer aluminum mirror coatings which are sputter deposited onto float glass and certified flat float glass substrates used to make the front surface mirrors in PTV systems. We have been transitioning away from the majority of consumer electronic products and anticipate this portion of our business to continue to decline.

Markets and Distribution Channels

Architectural Segment. Within the architectural commercial glass markets, Apogee is well positioned as the North American leader in the supply of a wide range of high-performance architectural glass products to the North American non-residential market, specifically commercial (office, high-end condominium, entertainment and hotel) and institutional (education, health care and government) buildings. The United States non-residential market is approximately $1.5 billion in annual sales of which we serve the two largest sectors: the custom-coatings sector and the standard architectural glass market.

We are the leading fabricator within the custom-coatings sector, which requires custom-coated, fabricated products for large, complex commercial or institutional building projects with lead times typically longer than four weeks. This sector is about one-third of the total market. We tend to capture approximately 70 percent of the high-profile projects we bid on in this sector. We also participate in the standard architectural glass market, which demands both coated and uncoated glass that can be installed in basic insulated glass (IG) units or laminated and delivered on average in four weeks or less. We have a significantly lower share of this market.

We develop, market and sell a variety of hurricane window and curtainwall systems and laminated glass that is used in hurricane window and curtainwall systems manufactured by us and others. Although enforcement of new hurricane and energy codes has been inconsistent in prior years, we anticipate increased enforcement of these codes and expect demand for hurricane and energy efficient glass to increase in coming years. Our businesses are also capturing major government projects requiring blast-resistant glass.

The U.S. market we serve for providing window and curtainwall system services, including design, engineering, procurement and fabrication, totals $2.8 billion in annual sales. This market segment engineers and manufactures engineered-to-order window and wall systems for many complex commercial and institutional building projects, as well as cost-effective standard and modified-standard windows for condominiums and for budget-conscious schools and hospitals. Our share of the sectors we target ranges from 5 to 10 percent.

The U.S. market for installation services is approximately $10 billion in annual sales. Within this market, Apogee is one of only a few companies to have a national presence, with offices in 13 U.S. markets, which frequently serve multiple metropolitan areas. These areas represent approximately 20 percent of the total installation market. The market includes installation of building glass in new construction projects as the primary focus; glass services and retrofitting or renovating the outside skin of older commercial and institutional buildings are also included. Within the sectors we target, we believe our market share is between 10 to 20 percent.

Our Architectural segment also includes finishing services for the architectural, industrial and commercial metal fabricator markets, as well as for building product manufacturers, and residential and commercial interior window shutter businesses in the United States and Canada. We believe this market totals approximately $700 million in annual sales and that our market share in the sectors we target ranges from 20 to 30 percent.

Our Architectural segment products are marketed primarily in North America through a nationwide network of independent distributors and direct sales staff, with less than 10 percent of our revenues shipped to locations outside North America. Our installation, renovation and repair services are marketed primarily in the 13 major metropolitan areas we serve in the United States. Our customers are a combination of general contractors, building owners, architects and glazing subcontractors in the non-residential commercial construction market. All of the businesses within the Architectural segment manufacture their products by fabricating glass and/or metals in a job shop environment. Products are shipped to the job site or other location where further assembly or glazing may be required.

LSO Segment. The Company’s Tru Vue brand is one of the largest domestically manufactured brands for value-added glass for the custom picture-framing market. Under this brand, products are distributed primarily in North America, through mass merchandisers as well as through distribution networks, which supply independent distributors and local picture-framing shops. The Company has also been successful in supplying products directly to museums and public and private galleries. We also have limited distribution in Europe, Australia and New Zealand through independent distributors.

Through the Company’s leadership, the custom picture framing industry continues to convert from clear glass to value-added picture framing glass and acrylic, a trend that is expected to continue and has helped us boost our sales of value-added products over the past several years. We believe the market for custom picture framing glass to be approximately 170 million square feet annually, of which approximately 40 million square feet is value-added, our target sector. We believe that our market share in this sector exceeds 75 percent.

This segment has also historically produced optical coatings for glass and acrylic for display and imaging applications for the consumer electronics market. These products are used in projection televisions, as well as privacy filters for display monitors to both domestic and foreign manufacturers of consumer electronics products and accessories. We have been transitioning away from the majority of consumer electronics coatings to focus on the production of value-added picture framing glass products. This segment also produces and sells pre-framed reproduction art to retail chains, primarily through trade shows.

However, in the fourth quarter of fiscal 2007, we decided to sell this product line and intend to complete the sale by the third quarter of fiscal 2008.

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

Sources and Availability of Raw Materials

Materials used within the Architectural segment include raw glass, aluminum extrusions, vinyl, metal targets, insulated glass spacer frames, silicone, plastic extrusions, desiccant, chemicals, paints, lumber and urethane. All of these materials are readily available from a number of sources, and no supplier delays or shortages are anticipated. While certain glass products may only be available at certain times of the year, all standard glass colors are available throughout the year in reasonable quantities. Glass manufacturers have applied surcharges to the cost of glass over the past several years to help offset the increase in energy and fuel costs. We have also seen recent increases and volatility in the cost of aluminum that is used in our window and curtainwall systems. Where applicable, we have passed these increases on to our customers in the form of surcharges. Chemicals purchased range from commodity to specifically formulated chemistries.

Materials used within the LSO segment include glass, hard-coated acrylic, acrylic substrates, coating materials and chemicals. Currently, the proprietary coating used for our UV-resistant glass is available from only one supplier. This segment has also incurred energy surcharges from glass manufacturers over the past several years. We have passed on these costs to our customers in the form of moderate price increases.

The Company believes a majority of its raw materials are available from a variety of domestic sources.

Trademarks and Patents

The Company has several trademarks and trade names which it believes have significant value in the marketing of its products, including Apogee®. Within the Architectural segment, Viracon®, Linetec®, Finisher of Choice®, Viraguard®, Wausau Windows and Wall Systems®, Advantage Wausau®, Guardvue®, Stormguard® and Harmon Glass® are registered trademarks of the Company. Harmon™, AdVantage™, The Leader in Glass Fabrication™, and Viraconsulting™ are listed trademarks of the Company.

Within the LSO segment, Viratec®, Tru Vue®, TruGuard®, The Truguard Standard®, Conservation Clear®, Conservation Series®, Conservation Reflection Control®, Conservation Ultraclear®, Gallery Collection®, Scratch Guard®, Sunscreen for Your Art®, Museum Glass®, Museum Security®, Museum Series®, Image Perfect®, Optium®, Reflection Control®, AR Reflection – Free®, Pricing for Profit®, PerfectView® and Premium Clean® are registered trademarks. Conservation Masterpiece™, Conservation Perfect Vue™, Reflection Free Acrylic™, Tru Vue AR™, Museum Acrylic™, Optium Acrylic™, Optium Museum Acrylic™, Photo Clear™, Preservation Clear™, Preservation Masterpiece™, Preservation Reflection Control™, Tru Vue AR Reflection – Free™, UltraClear™ and Museum Security Glass™ are unregistered trademarks of the Company.

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

Within the LSO segment, picture framing glass sales tend to have an increase in the pre-holiday, late fall to early winter, timeframe (our third quarter). However, the timing of customer promotional activities may offset some of this seasonal impact.

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

Since the LSO segment builds to stock for the majority of its products, it requires greater inventory levels to meet the demands of its customers.

Dependence on a Single Customer

We do not have any one customer that exceeds 10 percent of the Company’s consolidated revenues. However, there are important customers within each of our segments; the loss of one or more customers could have an adverse effect on the Company.

Backlog

At March 3, 2007, the Company’s total backlog of orders considered to be firm was $429.7 million, compared with $326.9 million at February 25, 2006. Of this amount, approximately $423.8 million and $321.0 million of the orders were in the Architectural segment at March 3, 2007 and February 25, 2006, respectively. $358.9 million, or 84 percent, of the Company’s total backlog is expected to be produced and shipped in fiscal 2008 compared to $284.7 million, or 87 percent in the past year.

The Company views backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in its business. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of the Company’s sales, the Company does not believe that backlog should be used as the sole indicator of future earnings of the Company.

Competitive Conditions

Architectural Segment. The markets served by the businesses within the Architectural segment are very competitive, price and lead-time sensitive, and are affected by changes in the North American commercial construction industry as well as changes in general economic conditions including: interest rates, material costs, office vacancy rates, building construction start-ups and office absorption rates. As each of these economic indicators moves favorably, our businesses typically experience sales growth, and vice versa. The companies within the Architectural segment primarily serve the custom portion of the construction market, which is generally highly fragmented and where the primary competitive factors are price, product quality, reliable service, warranty and the ability to provide technical engineering and design services. We believe, based on the latest McGraw-Hill/F.W. Dodge Construction report, we are in the middle stages of a commercial construction industry upturn in the United States.

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

Over the past several years, there has been a shift in competition within the Architectural segment’s largest market served, architectural commercial glass. Along with the glass fabricators in the custom-coatings market, competition has expanded to include regional glass fabricators with shorter lead times incorporating high performance, post-temperable glass products, procured from primary glass suppliers, into their insulated glass products. The availability of these products has enabled the regional fabricators in some cases to bid on more complex projects than in the past. Additionally, when demand for high-end products is low, our segment businesses can vie for business at the lower end of the high-performance spectrum. During fiscal 2005, a glass fabricator of complex coated architectural glass within our custom-coatings market exited the North American market. We initially saw an increase in the demand for our products due to the competitor’s exit, but new entrants into the market, primarily from China, have occurred in the past couple years.

We compete against several major aluminum window manufacturers in various market niches. With window products at the high-end of the performance scale and one of the industry’s best standard window warranties for repair or replacement of defective product, we effectively leverage a reputation for engineering quality and delivery dependability into a position as a preferred provider for high-performance products.

When providing glass installation and services, we largely compete against local and regional construction companies and installation contractors where the primary competitive factors are quality engineering, service and price. Within the architectural finishing market, we compete against regional paint and anodizing companies.

LSO Segment. Product attributes, pricing, marketing, service and quality are the primary competitive factors in the markets within the LSO segment. The Company’s competitive strengths include our excellent relationships with our customers. We compete in the value-added picture framing glass markets in North America based on the product performance afforded by our proprietary and/or patented processes, along with customer partnering. While there is significant price sensitivity in regard to sales of clear glass to picture framers, there is less pricing pressure on our value-added glass products due to the smaller number of competitors that sell these products.

This segment also competes with a few significant coating manufacturers and fabricators and numerous smaller specialty coaters and fabricators in North America and abroad in the consumer electronics part of its business. Customers’ selection of anti-reflective products is driven by quality, price, service and capacity.

Research and Development

The amount spent on research and development activities over the past three fiscal years was $5.7 million, $3.2 million and $3.5 million in fiscal 2007, 2006 and 2005, respectively. Our research and development has been focused primarily upon development of new proprietary products and window system enhancements in our Architectural segment as well as process design changes made across the Company.

Environment

We use hazardous materials in our manufacturing operations, and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of wastes. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that we believe enable us to deal properly with the regulated materials used in our manufacturing processes and wastes created by the production processes, and we have implemented a program to monitor our compliance with environmental laws and regulations. Although we believe we are currently in material compliance with such laws and regulations, current or future laws and regulations could require us to make substantial expenditures for compliance with chemical exposure, waste treatment or disposal regulations. During fiscal 2007, 2006 and 2005, we spent approximately $0.1 million, $0.2 million and $0.5 million, respectively, at facilities to reduce wastewater solids and further reduce hazardous air emissions. We expect to incur costs to continue to comply with laws and regulations in the future, but do not expect these to be material to our financial statements.

Employees

The Company employed 4,645 persons on March 3, 2007; approximately 820 of these employees were represented by labor unions. The Company is a party to 70 collective bargaining agreements with several different unions. The number of collective bargaining agreements to which the Company is a party will vary with the number of cities in which our building installation and services subsidiary has active construction contracts. The Company considers its employee relations to be very good and has not recently experienced any significant loss of workdays due to strike. We are highly dependent upon the continued employment of certain technical and management personnel.

Acquisition of Architectural Wall Solutions, Inc. (AWallS)

In fiscal 2005, the Architectural segment expanded its glass installation business by purchasing the assets of a commercial glass installation business in the United States. Further information regarding this transaction is provided under Acquisitions in Item 7 and in Item 8, Note 6 of the Notes to Consolidated Financial Statements.

Sale of Businesses

During the third quarter of fiscal 2007, we announced our intention to discontinue the manufacturing of automotive replacement glass (ARG) products. In the fourth quarter of fiscal 2007, we announced our intent to sell the remaining portion of the Auto Glass segment that manufactures and sells OEM and aftermarket replacement windshields for the recreational vehicle and bus markets. We restated the consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. We expect to complete the sale of certain assets related to the business during fiscal 2008, and plan on converting the facility to support the Architectural segment’s glass fabrication business.

Further information regarding other transactions the Company has completed is provided under Discontinued Operations in Item 7 and in Item 8, Note 15 of the Notes to Consolidated Financial Statements.

Foreign Operations and Export Sales

During the years ended March 3, 2007, February 25, 2006 and February 26, 2005, the Company’s export sales, principally from Architectural operations, amounted to approximately $57.3 million, $38.6 million and $36.0 million or 7%, 6% and 6% of net sales, respectively.

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

Operational Risks

Architectural Products and Services (Architectural)

The Architectural segment designs, engineers, fabricates, installs, maintains and renovates the walls of glass and windows comprising the outside skin of commercial and institutional buildings. This segment has tended to lag the North American commercial construction industry cycle by approximately nine months and has traditionally outperformed its respective markets. There can be no assurance the trends experienced by the segment will continue.

The Architectural segments markets are very competitive which could result in a loss of customers and negatively impact revenues and earnings. The markets that the Architectural segment serves are very competitive, price and lead-time sensitive and are impacted by changes in the North American commercial construction industry, including unforeseen delays in project timing and work flow. The segment competes with several large integrated glass manufacturers, numerous specialty, architectural glass and window fabricators, and major contractors and subcontractors. Many of our competitors have greater financial or other resources than the Company. Product capabilities, quality, pricing, warranty, service and product lead-times are the primary competitive factors in this market. Changes in our competitor’s products, prices or services could negatively impact our market share, revenues and margins.

Economic conditions and the cyclical nature of the North American commercial construction industry could have a major adverse impact on the profitability of this segment. There has traditionally been a lag between the general world-wide economy and the commercial construction industry, and an additional approximate nine-month lag as it relates to our products and services. However, economic conditions may change drastically as a result of significant events that may adversely impact the markets we serve resulting in lower revenues and earnings.

The Architectural segment results could be adversely impacted by product quality and performance reliability problems. We manufacture or install products based on specific requirements of each of our customers. We believe that future orders of our products or services will depend on our ability to maintain the performance, reliability and quality standards required by our customers. If our products or services have performance, reliability or quality problems, we may experience delays in the collection of accounts receivables, higher manufacturing or installation costs, additional warranty and service expense, and reduced, cancelled or discontinued orders. Additionally, performance, reliability or quality claims from our customers, with or without merit, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages that could negatively impact our financial results.

The Architectural results could be adversely impacted by capacity utilization. The Architectural segment’s near-term growth depends, to a significant degree, on its ability to fully utilize its capacity at its production facilities, especially as we begin to increase our capacity for our glass coating business with the construction of the glass fabrication facility in St. George, Utah, which became operational during the first quarter of fiscal 2008. The failure to have sufficient capacity or to utilize fully when needed, or to successfully integrate and manage additional capacity in the future, could adversely affect our relationships with customers. Customers could choose to buy similar products from our competitors if we are unable to meet their needs which could, therefore, have an adverse impact on our operating results.

The Architectural results could be adversely impacted by facility construction and ramp-ups. The Architectural segment’s financial results will depend on its ability to complete construction and ramp up its glass fabrication facility in St. George, Utah, which became operational during the first quarter of fiscal 2008, and the conversion of our autoglass segment facility to architectural glass fabrication. The timing and estimated expenditures could be materially different than we have projected, impacting our financial results and cash flows in fiscal 2008, and impacting the Company’s estimated returns on these investments.

Large-Scale Optical Technologies (LSO)

The LSO segment develops and produces applications that enhance the visual performance of products for picture framing, display and imaging industries. The revenue and profitability of this segment have been inconsistent from year to year, with considerable focus put on developing the high-end mix of products sold to our customers. Since fiscal 2004, the segment has been transitioning away from consumer electronics and focusing its efforts to value-added picture framing products. There can be no assurance that the revenue and profitability patterns experienced by the segment will not change in the near future or that the current trend to value-added products will continue.

The LSO segment is highly dependent on U.S. consumer confidence and economy. Our business in this segment depends, in part, on sales to the retail picture-framing market. These markets are highly dependent on consumer confidence and the conditions of the U.S. economy. We have been able to partially offset the impact of economic slowdowns in the recent past with new products, wider distribution and an increase in the mix of higher value-added picture framing products. If consumer confidence declines as a result of an economic slowdown or uncertainty in the future, our use of these strategies may not be as successful in the future, resulting in a decrease in revenues and operating income.

The LSO segment is highly dependent on a relatively small number of customers for our sales. We continue to expect to derive a significant portion of our net sales from a small number of customers. Accordingly, loss of a significant customer or a significant shift to a less favorable mix of value-added picture framing glass products for one of those customers could materially reduce LSO revenues and operating results in any one year.

The LSO segment is highly dependent on changing market conditions which might impact product mix. We continue to expect to derive a significant portion of our net sales and profitability from the ability to drive consumers up the value-added chain of picture framing glass product offerings. Accordingly, changes in market conditions that slow or reverse recent trends in accomplishing this goal could materially reduce LSO revenues and operating results in any one year.

The LSO segment results could be adversely impacted by capacity utilization. The LSO segment’s near-term growth depends, to a significant degree, on its ability to fully utilize its capacity at its production facilities, especially as we begin to increase the sales volume of our highest value-added picture framing glass products. The failure to have sufficient capacity or to utilize our capacity fully when needed, or to successfully integrate and manage additional capacity in the future, could adversely affect our relationships with customers and cause customers to seek similar products from our competitors if we are unable to meet their needs, thus adversely impacting operating results.

The LSO segment’s results could be adversely impacted by its ability to sell or exit its pre-framed art and wall décor product line. We made the decision to exit the pre-framed art and wall décor product line during the fourth quarter of fiscal 2007. The segment’s inability to complete the sale at favorable terms or exit the pre-framed art and wall décor product lines in an efficient and timely manner could have an adverse impact on the results for the Company and segment.

Other Operational Risks

The Auto Glass segment’s successful exit and sale is uncertain. During fiscal 2007, we decided to discontinue manufacturing automotive replacement windshields. In the fourth quarter, we also decided to exit and sell our recreational vehicle and bus glass business, the only remaining business operating in the segment. If the Company is not able to sell or exit the recreational vehicle and bus glass business in an efficient and timely manner on favorable terms to the Company, it could have an adverse impact on the results of the Company.

The Company’s U.S. automotive replacement glass distribution joint venture continues to experience difficult market conditions. During fiscal 2001, the Company and PPG combined their U.S. automotive glass replacement distribution businesses into a newly formed entity, PPG Auto Glass, of which the Company maintains a 34 percent ownership interest. The automotive replacement glass market continues to experience significant reductions in prices and excess capacity as a result of a high level of imports. The joint venture has had to reduce prices dramatically, while costs have not declined proportionately. The joint venture outlined new strategies to gain back market share and reduce costs, and was able to execute against those strategies in fiscal years 2006 and 2007, which resulted in significantly better earnings. However, there are no assurances PPG Auto Glass will be able to maintain its market share or be able to maintain revenues or margins.

Financial Risks

Our quarterly and annual revenue and operating results are volatile and difficult to predict. Our revenue and operating results may fall below the expectations of securities analysts, company-provided guidance or investors in future periods. Our annual revenue and operating results may vary depending on a number of factors, including, but not limited to: fluctuating customer demand, delay or timing of shipments, construction delays, changes in product mix or market acceptance of new products; manufacturing or operational difficulties that may arise due to quality control, capacity utilization of our production equipment or staffing requirements; and competition, including new entrants into our markets, the introduction of new products by competitors, adoption of competitive technologies by our customers and competitive pressures on prices of our products and services. Our failure to meet revenue and operating result expectations would likely adversely affect the market price of our common stock.

Self-Insurance and Product Liability Risk

We retain a high level of uninsured risk; a material claim could impact our financial results. We obtain substantial amounts of commercial insurance for potential losses for general liability, employment practice, workers’ compensation and automobile liability risk. However, an amount of risk is retained on a self-insured basis through a wholly owned insurance subsidiary. Due to changes in the cost and availability of insurance in fiscal 2003, we accepted a material increase in our risk retention from our third-party product liability and general liability coverages. We maintained this coverage for fiscal 2008, but we continue to have high deductible levels. Therefore, a material product liability event, such as a material rework event, could have a material adverse effect on our operating results.

Environmental Regulation Risks

We are subject to potential environmental, remediation and compliance risks that could adversely affect our financial results. We use hazardous chemicals in producing products at two facilities (one in our Architectural segment and one in our LSO segment). As a result, we are subject to a variety of local, state and federal governmental regulations relating to storage, discharge, handling, emission, generation and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. Our failure to comply with current or future environmental regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes or increased costs.

Discontinued Curtainwall Operations

The risks and uncertainties associated with discontinued operations could adversely impact the Company. During fiscal 1998, we made the strategic decision to close or exit our European and Asian international curtainwall operations in order to focus more selectively on higher-margin domestic curtainwall business. During fiscal 1999, we decided to sell our domestic large-scale curtainwall operation. We maintain risks associated with closing the domestic and international operations from performance bonds established with our customers and remaining warranty coverages that exist on completed projects. In addition, we face related risks and uncertainties, including the inability to effectively manage restructured business units and the inability to effectively manage costs or difficulties related to the operation of the businesses or execution of restructuring or exit activities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The following table lists, by segment, the Company’s major facilities as of March 3, 2007, the general use of the facility and whether it is owned or leased by the Company.

Facility	Location	Owned/ Leased	Size (sq. ft.)	Function
Architectural Segment
Viracon	Owatonna, MN	Owned	765,500	Mfg/Admin
Viracon	Statesboro, GA	Owned	397,200	Mfg/Warehouse
Viracon	Owatonna, MN	Leased	132,800	Warehouse/Admin
Viracon	Owatonna, MN	Leased	6,400	Maintenance
Viracon	St. George, UT	Owned	234,400	Mfg/Warehouse
Harmon, Inc. Headquarters	Minneapolis, MN	Leased	11,400	Admin
Wausau Window and Wall Systems	Wausau, WI	Owned	268,593	Mfg/Admin
Wausau Window and Wall Systems	Stratford, WI	Leased	67,004	Mfg
Linetec	Wausau, WI	Owned	422,000	Mfg/Admin

LSO Segment
Tru Vue	McCook, IL	Owned	300,000	Mfg/Admin
Tru Vue	Faribault, MN	Owned	204,600	Mfg/Admin
Tru Vue	Lakeland, FL	Leased	15,600	Mfg/Admin
Tru Vue	Tempe, AZ	Leased	1,200	Admin
Apogee Art Services	Orlando, FL	Leased	32,468	Mfg/Admin

Other
Apogee Corporate Office	Minneapolis, MN	Leased	15,000	Admin
Viracon/Curvlite	Owatonna, MN	Owned	129,300	Mfg/Admin
Viracon/Curvlite	Owatonna, MN	Leased	156,000	Warehouse

In addition to the locations indicated above, Architectural’s Harmon, Inc. unit operates from 13 leased locations, serving multiple metropolitan areas.

The Viracon/Curvlite facilities will be transitioned during fiscal 2008 from autoglass fabrication facilities to support architectural glass fabrication.

The Viracon/Curvlite plant, a portion of the Wausau Window and Wall Systems facility, a portion of the Linetec facility and the Tru Vue facilities were constructed with the use of proceeds from industrial revenue bonds issued by their applicable cities. These properties are considered owned since, at the end of the bond term, title reverts to the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practice, workers’ compensation, general liability and automobile claims. Additionally, as noted in Note 15, the Company’s international glazing discontinued operations continue to be party to various legal proceedings. Although it is difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended March 3, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions with Apogee Enterprises and Five-Year Employment History
Russell Huffer	57	Chairman of the Board of Directors of the Company since June 1999 and Chief Executive Officer and President of the Company since January 1998. Various management positions within the Company since 1986.

James S. Porter	46	Chief Financial Officer since October 2005. Vice President of Strategy and Planning from 2002 through 2005. Various management positions within the Company since 1997.

Patricia A. Beithon	53	General Counsel and Secretary since September 1999.

Gary R. Johnson	45	Vice President-Treasurer since January 2001. Various management positions within the Company since 1995.

Executive officers are elected annually by the Board of Directors and serve for a one-year period. There are no family relationships between any of the executive officers or directors of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Apogee common stock is traded on the Nasdaq Global Select Market (Nasdaq), under the ticker symbol APOG. During the fiscal year ended March 3, 2007, the average trading volume of Apogee common stock was 3,500,000 shares per month, according to Nasdaq.

As of April 24, 2007, there were approximately 2,095 shareholders of record and 5,200 shareholders for whom securities firms acted as nominees.

The following chart shows the quarterly range and year-end closing bids for one share of the Company’s common stock over the past five fiscal years.

	Quarter												Year-end Close
	First			Second			Third			Fourth
	Low		High	Low		High	Low		High	Low		High
2007	$14.150	-	$18.040	$12.970	-	$15.850	$14.250	-	$18.200	$15.810	-	$23.340	$19.390
2006	12.150	-	15.230	13.030	-	17.590	14.500	-	17.430	15.120	-	18.640	17.300
2005	9.520	-	13.350	9.630	-	11.860	11.020	-	15.690	12.280	-	14.920	14.200
2004	7.900	-	11.190	8.380	-	11.530	9.970	-	13.070	10.500	-	12.810	12.500
2003	11.400	-	15.600	10.150	-	15.330	8.600	-	12.390	7.570	-	10.380	8.170

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

	First	Second	Third	Fourth	Total
2007	$0.065	$0.065	$0.068	$0.068	$0.265
2006	0.063	0.063	0.065	0.065	0.255
2005	0.060	0.060	0.063	0.063	0.245
2004	0.058	0.058	0.060	0.060	0.235
2003	0.055	0.055	0.058	0.058	0.225

Purchases of Equity Securities by the Company

The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2007:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
Dec. 3, 2006 through Dec. 30, 2006	195	$16.55	—	964,676
Dec 31, 2006 through Jan. 27, 2007	29,556	18.39	—	964,676
Jan. 28, 2007 through Mar. 3, 2007	37,339	20.88	—	964,676

Total	67,090		—	964,676

(a)	The purchases in this column consist entirely of those shares surrendered to us by plan participants in order to satisfy a stock-for-stock option exercise or withholding tax obligations related to stock-based compensation. These purchases are not part of a publicly announced plan or program.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. The Company announced the authorization of the repurchase program on April 10, 2003. This repurchase program does not have an expiration date.

Comparative Stock Performance

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the Standard & Poor’s Small Cap 600 Index and the Russell 2000 Index. This graph assumes a $100 investment in each of Apogee, the Standard & Poor’s Small Cap 600 Index and the Russell 2000 Index at the close of trading on March 2, 2002, and also assumes the reinvestment of all dividends.

	Fiscal 2002	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007
Apogee	$100.00	$73.78	$115.40	$133.92	$165.89	$188.99
S&P S&P Small Cap 600 Index	100.00	78.50	121.14	141.81	162.56	169.86
Russell 2000 Index	100.00	75.37	122.42	133.28	153.99	162.11

For the fiscal year ended March 3, 2007, our primary business activities included architectural glass products and services (approximately 89 percent of net sales) and large-scale optical technologies (approximately 11 percent of net sales). We are not aware of any competitors, public or private, that are similar to us in size and scope of business activities. Most of our direct competitors are either privately owned or divisions of larger, publicly owned companies. Because our peer group has only included two companies since fiscal 2005, we replaced the peer group category in the graph with the Russell 2000 index for fiscal 2007.

ITEM 6. SELECTED FINANCIAL DATA

The following information should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data. The financial results for fiscal 2002 through 2006 have been restated to reflect the business unit that comprised our Auto Glass segment as a discontinued operation.

(In thousands, except per share data and percentages)	2007	2006	2005	2004	2003	2002
Results from Operations Data
Net sales	$778,847	$665,457	$595,240	$490,750	$538,466	$547,188
Gross profit	148,414	128,422	111,411	82,994	129,110	123,003
Operating income (loss)	47,725	30,894	24,020	(1,111)	35,537	30,129
Earnings (loss) from continuing operations	31,652	24,237	15,214	(949)	21,874	17,145
Net earnings (loss)	31,653	23,768	16,645	(5,593)	29,915	26,142
Earnings (loss) per share – basic
Continuing operations	1.14	0.88	0.56	(0.04)	0.79	0.61
Net earnings (loss)	1.14	0.87	0.61	(0.21)	1.09	0.94
Earnings (loss) per share – diluted
Continuing operations	1.12	0.87	0.55	(0.03)	0.77	0.59
Net earnings (loss)	1.12	0.85	0.60	(0.20)	1.06	0.91

Balance Sheet Data
Current assets	$222,484	$203,134	$187,106	$157,854	$171,463	$175,084
Total assets	449,161	403,958	368,465	336,517	382,841	409,116
Current liabilities	145,859	127,809	119,492	90,638	120,428	127,239
Long-term debt	35,400	45,200	35,150	39,650	47,258	69,098
Shareholders’ equity	235,668	199,053	178,080	167,456	178,210	170,934

Cash Flow Data
Depreciation and amortization	$18,536	$17,449	$16,703	$18,423	$19,214	$21,025
Capital expenditures and acquisition of intangible assets	39,893	29,361	19,531	10,933	10,804	7,366
Dividends	9,312	6,989	6,695	6,450	6,246	6,078

Other Data
Gross margin – % of sales	19.1	19.3	18.7	16.9	24.0	22.5
Operating margin – % of sales	6.1	4.6	4.0	(0.2)	6.6	5.5
Effective tax rate – %	35.1	24.2	30.2	NM	28.9	30.4
Working capital	$76,625	$75,325	$67,614	$67,216	$51,035	$47,845
Long-term debt as a % of total capital	13.1	18.5	16.5	19.1	21.0	28.8
Return on:
Average shareholders’ equity – %	14.6	12.6	9.6	(3.2)	17.1	16.4
Average invested capital*– %	10.0	7.6	5.6	(1.0)	7.7	6.3
Dividend yield at year-end – %	1.4	1.5	1.7	1.9	2.8	1.9
Book value per share	8.25	7.15	6.52	6.12	6.55	6.03
Price/earnings ratio at year-end	17:1	20:1	24:1	NM	8:1	12:1
Average monthly trading volume	3,500	2,536	2,230	2,405	2,669	4,043

*	[(Operating income + equity in earnings of affiliated companies) x (.65)]/invested capital

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

Overview

We are a leader in technologies involving the design and development of value-added glass products, services and systems. The Company is comprised of two segments: Architectural Products and Services (Architectural) and Large-Scale Optical (LSO). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass and windows primarily comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, a leading fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems, a manufacturer of custom aluminum window systems and curtainwall; and Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters. Our LSO segment consists of Tru Vue, a value-added glass and acrylic manufacturer for the custom picture framing market, and a producer of optical thin film coatings for consumer electronics displays.

The following are the key items that impacted fiscal 2007:

•

The positive impact from the improvement in the Architectural segment’s operating performance was primarily the result of the improved commercial construction market, as seen in increased pricing and volume. The segment was also positively affected by improved productivity.

•

The negative impact from a less favorable mix of value-added picture framing glass within the LSO segment. We expect the mix to improve in the future as our marketing and partnering efforts increase the overall volume of value-added picture framing glass as well as advance the mix of products up the value-added continuum.

•	We significantly increased our backlog during the year supporting continued revenue growth.

•	We invested $24.6 million in our new architectural glass fabrication plant in St. George, Utah to increase capacity in our glass fabrication business.

•

We announced our intent to sell the remaining portion of the Auto Glass segment that manufactures and sells original equipment manufacturers’ (OEM) and aftermarket replacement windshields for the recreational vehicle and bus markets. We restated the consolidated financial statements to show the results of the Auto Glass segment in discontinued operations.

Architectural segment. Our Architectural segment is the largest and most cyclical segment in our portfolio. The segment services the commercial construction markets, which have improved over our three most recent fiscal years. We look at many market indicators, such as office space vacancy rates, architectural bidding statistics and other economic indicators to gain insight into the commercial construction market. Specifically, we focus on the United States non-residential construction market based on reports by McGraw-Hill Construction/F.W. Dodge, a leading independent provider of construction industry analysis, forecasts and trends. From their fourth quarter calendar 2006 report, the markets that we serve had an annual compounded growth rate of 5 percent over our past three fiscal years. As background, our fiscal 2004 was the low point in the United States construction cycle (adjusted for our fiscal year end and the lag that is required to account for the timing of when our services typically are initiated in a construction project – approximately nine months). Our segment’s compounded annual growth rate over that same time period was nearly 19 percent. In fiscal 2007, we increased revenues 21 percent and grew operating income 119 percent. Our operating margin rose to 5.8 percent in fiscal 2007 from 3.2 percent in the prior year. We believe that we are well positioned to exceed our prior construction cycle peak annual operating margin of 7 percent by fiscal 2009.

We are anticipating continued improvement in the commercial construction market as McGraw-Hill Construction/F.W. Dodge has projected continued growth in United States construction value through our fiscal 2013, with only one flat year within that time frame. However, in order to capitalize on the favorable market conditions, we need to continue to focus on our value propositions. Building contractors value our ability to deliver quality, distinctive window and curtainwall solutions to projects on time and on budget, helping to minimize costly job-site labor overruns. Their customers – building owners and developers – value the distinctive looks, energy savings and security features of our glass systems. These benefits can contribute to higher office lease rates, lower operating costs due to the energy efficiency of our value-added glass, a better environment for building occupants, and protection for buildings and occupants from hurricanes and blasts.

We continue to execute against our strategic initiative to grow our architectural glass market share with energy-efficient, hurricane and blast products for the office/high-rise condominium, health care, education and institutional markets. During the first quarter of fiscal 2008, we completed the construction of and began operating our new glass fabrication facility in St. George, Utah. Additionally, during the fourth quarter of fiscal 2007, we made the strategic decision to exit our auto glass segment business and convert the facility to support the growing architectural glass market. We expect this conversion to be completed by the third quarter of fiscal 2008.

Our second strategy within the Architectural segment is to continue to strengthen our businesses that manufacture windows and curtainwall systems, install glass on new buildings, and renovate and service window and curtainwall systems on older buildings. Much of the focus during fiscal 2007 was to improve installation project margins and increase our presence in the standard window business. We accomplished this by leveraging our experienced project managers in our installation business by focusing our sales efforts on larger, less complex installation projects that better utilize our project manager expertise and by expanding our lower-cost, standard commercial window line. The project management skills of our installation business, the largest in the United States, are especially suited for the medium to high-end non-monumental commercial construction projects.

Additionally, Apogee has begun focusing on the “green” building trend in the North American commercial construction market. Apogee’s industry-leading products allow us to partner with architects and building contractors to help them understand the benefits of incorporating our energy-efficient products and system solutions in buildings and how our energy efficient products and systems can contribute to achieving Leadership in Energy and Environmental Design (LEED) certification. Our energy efficient products can reduce energy consumption and other operating costs for commercial buildings.

LSO segment. Our picture framing strategy is to convert the custom framing market to our highest value-added products. For fiscal 2007, although we maintained our total level of value-added products compared to the prior year, we experienced a product mix shift to lower value-added products, primarily due to certain national retailers who made a variety of changes to their product mix offerings during the year. Going forward, we believe our products, marketing and customer relationships are positioned to grow sales of higher value-added picture framing glass. We continue to help framers sell consumers value-added products rather than clear glass by showing them how they can increase their profitability by selling up the value-added product continuum. We offer framers point of purchase displays to assist them in showing their consumers the visual differences between clear glass and our value-added picture framing glass products.

Results of Operations

Net Sales

(Dollars in thousands)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Net sales	$778,847	$665,457	$595,240	17.0%	11.8%

Fiscal 2007 Compared to Fiscal 2006

The 17 percent increase in sales was primarily due to increased architectural glass pricing, improved job cost flow in our architectural installation business and increased volume across all of our Architectural businesses primarily as a result of the improved North American commercial construction market. Fiscal 2007 also included 53 weeks compared to the prior-year 52-week period, which had a 2 percent impact on current year sales. These increases were slightly offset by a decline in LSO revenues as certain customers offered a less favorable product mix of value-added picture framing glass during fiscal 2007 as compared to the prior year.

Fiscal 2006 Compared to Fiscal 2005

The 11.8 percent increase in sales was primarily due to increased volume within our Architectural segment businesses, resulting from improved project flow, market improvement, market share growth and the effects of the AWallS acquisition completed in the fourth quarter of fiscal 2005. In addition, product-mix shift to higher value-added picture framing glass and increased pre-framed art sales within the LSO segment contributed to the year-over-year increase in net sales.

Performance

The relationship between various components of operations, as a percentage of net sales, is illustrated below for the past three fiscal years.

(Percentage of net sales)	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	80.9	80.7	81.3

Gross profit	19.1	19.3	18.7
Selling, general and administrative expenses	13.0	14.7	14.7

Operating income	6.1	4.6	4.0
Interest income	0.1	0.1	0.3
Interest expense	0.3	0.3	0.4
Other income, net	—	—	—
Equity in earnings (loss) of affiliated companies	0.4	0.4	(0.2)

Earnings from continuing operations before income taxes	6.3	4.8	3.7
Income tax expense	2.2	1.2	1.1

Earnings from continuing operations	4.1	3.6	2.6
Earnings from discontinued operations, net of income taxes	—	—	0.2

Net earnings	4.1%	3.6%	2.8%

Effective income tax rate for continuing operations	35.1%	24.2%	30.2%

Fiscal 2007 Compared to Fiscal 2006

On a consolidated basis, cost of sales, as a percentage of net sales, increased by 0.2 percentage points in fiscal 2007 over fiscal 2006. The resulting decrease in gross margins was primarily due to the unfavorable shift in mix of value-added picture framing glass and a $0.9 million non-cash charge related to the planned exit of the pre-framed art/wall décor product line within the LSO segment. Additionally, an increase in health insurance costs due to higher than expected utilization and a higher level of high-dollar claims negatively impacted the gross margin. These items were partially offset by improved pricing in the Architectural segment, operational improvements across both the Architectural and LSO segments, net proceeds from the settlement of a class action lawsuit with a flat glass manufacturer, which impacted margins by 0.2 percentage points, and improved project mix in the Architectural segment.

Selling, general and administrative (SG&A) expenses decreased by 1.7 percentage points as a percentage of net sales, but reflected an increase in spending of $3.2 million over fiscal 2006. The increased spending was primarily due to increased salaries and wages, the impact of expensing stock options and increased incentive compensation expenses due to improved financial performance. These increases were partially offset by a gain on sale of fixed assets in fiscal 2007. The reduction as a percentage of sales is primarily due to leveraging the fixed cost components of SG&A on higher sales.

Interest expense increased $0.3 million over fiscal 2006 as a result of a higher weighted-average interest rate, including the effects of our swap agreements, and an increase in average borrowings during the year. An increase in the amount of interest that was capitalized into the cost of significant projects partially offset the increase in debt interest.

Equity in affiliated companies reflects our 34 percent interest in an automotive replacement glass distribution business, PPG Auto Glass, LLC. Income increased $0.1 million over fiscal 2006, reflecting higher sales volume, offset by lower selling prices as a result of market conditions.

Income tax expense for fiscal 2007 increased by $9.4 million over fiscal 2006. The increase in the effective income tax rate to 35.1% from 24.2% was primarily due to the prior-year, non-cash resolution of certain tax matters, including completion of various audits and reviews by taxing authorities.

Our fiscal 2007 earnings from continuing operations increased to $31.7 million or $1.12 diluted earnings per share. This compared to fiscal 2006 earnings from continuing operations of $24.2 million, or $0.87 diluted earnings per share. The increase in earnings was primarily due to the improved results in our Architectural segment businesses.

Fiscal 2006 Compared to Fiscal 2005

On a consolidated basis, cost of sales, as a percentage of net sales, decreased by 0.6 percentage points in fiscal 2006 from fiscal 2005. The resulting increase in margins was primarily due to improved pricing and the higher level of activity in the Architectural segment, which allowed for increased capacity utilization, partially offset by higher costs for materials, utilities, fuel and increased health costs as well as the impact of unplanned equipment downtime. In addition, the LSO segment had a product-mix shift to higher value-added products. Fiscal 2005 included net proceeds of $1.1 million from a class action lawsuit settlement with certain flat glass manufacturers with respect to glass purchases from 1991 to 1995, which increased the fiscal 2005 gross profit as a percent of sales by 0.2 percentage points.

SG&A expenses, as a percentage of net sales, remained flat at 14.7 percent, with an increase in spending of $10.1 million over fiscal 2005. The primary drivers for the increased spending were the added costs from the AWallS acquisition, an increase in promotional and advertising expenses, strategic consulting costs and an increase in incentive compensation expenses due to improved financial performance.

The decrease in fiscal 2006 interest income was the result of interest received on a federal income tax refund during fiscal 2005.

Interest expense decreased by $0.7 million from fiscal 2005 as a result of a lower weighted-average interest rate, including the effects of our swap agreement, even though our average borrowings were higher during the year. Also contributing was an increased amount of interest that was capitalized into the cost of significant projects.

Equity in affiliated companies reflects our 34 percent interest in an automotive replacement glass distribution business, PPG Auto Glass, LLC, and included income of $2.6 million in fiscal 2006, versus a loss of $1.3 million in fiscal 2005. The increase was related to operational improvements, increased volume and improved market share within the autoglass distribution market.

Fiscal 2006 income tax expense increased by $1.2 million over fiscal 2005 while the effective income tax rate decreased to 24.2% from 30.2%. The decrease in the effective income tax rate was primarily due to a non-cash resolution of certain tax matters in fiscal 2006. The decrease from our average federal and state statutory tax rate of 36.3% included the item above and tax credits and other deductions realized.

Our fiscal 2006 earnings from continuing operations increased to $24.2 million or $0.87 diluted earnings per share. This compared to fiscal 2005 earnings from continuing operations of $15.2 million, or $0.55 diluted earnings per share. This increase in earnings was primarily the result of improved results in our architectural and picture framing businesses, along with a one-time net tax benefit of $0.07 per share realized in the third quarter of fiscal 2006.

Segment Analysis

Architectural Products and Services (Architectural)

(In thousands)	2007	2006	2005
Net sales	$694,888	$576,189	$516,879
Operating income	40,323	18,424	15,575
Operating income as a percent of sales	5.8%	3.2%	3.0%

Fiscal 2007 Compared to Fiscal 2006. Architectural net sales for fiscal 2007 increased 20.6 percent to $694.9 million from $576.2 million in fiscal 2006. The increase was due to increased architectural glass pricing, improved job cost flow in the installation business and increased volume in the glass fabrication business. The primary driver behind these increases was the improvement in the overall commercial construction market. McGraw-Hill Construction/F.W. Dodge reported non-residential growth at 9 percent for calendar year 2005 which relates to our fiscal 2007. In addition, the extra week in fiscal 2007 had an impact of 2 percent on current year sales.

The segment’s operating income in fiscal 2007 more than doubled compared to fiscal 2006. Operating margin increased to 5.8 percent for fiscal 2007, from 3.2 percent in fiscal 2006. The increased operating income and margin reflect the higher pricing and operational improvements. A better mix of projects with higher margins, particularly in our installation business, contributed to the improved margins as well. Also, the net flat glass settlement proceeds in the current year contributed $1.1 million or 0.2 percentage points.

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

The segment’s operating income in fiscal 2006 was $18.4 million, compared to operating income of $15.6 million in fiscal 2005. Operating margin increased to 3.2 percent for fiscal 2006 from 3.0 percent in fiscal 2005. Increased operating income and margins reflect higher sales volume, improved pricing and operational gains, partially offset by higher costs for materials, utilities, fuel, health costs and $0.8 million for realignment costs in our window and curtainwall manufacturing business. Additionally, unplanned equipment downtime and higher costs than anticipated to complete several projects in our installation business impacted operating margins. Fiscal 2005 included $1.0 million in earnings for the flat glass settlement.

Large-Scale Optical Technologies (LSO)

(In thousands)	2007	2006	2005
Net sales	$84,082	$89,313	$78,399
Operating income	10,215	15,122	9,862
Operating income as a percent of sales	12.1%	16.9%	12.6%

Fiscal 2007 Compared to Fiscal 2006. Fiscal 2007 revenue was down 5.9 percent from fiscal 2006 due to an unusually strong fiscal 2006. Additionally, during the first half of fiscal 2007, certain customers offered a less favorable mix of value-added picture framing products. These factors were somewhat offset by the 2 percent impact of the extra week in fiscal 2007. Total value-added picture framing glass remained high as a percent of total picture frame sales, at approximately 85 percent, but the mix of “best” products was down from last year. Operating income decreased by 32 percent in fiscal 2007 from fiscal 2006, as a result of the less favorable value-added picture framing glass mix. In addition, we incurred a $0.9 million non-cash charge related to the planned exit of the pre-framed art/wall décor product line. These items were partially offset by the $0.4 million net flat glass settlement proceeds, which increased margins by 0.5 percentage points.

Fiscal 2006 Compared to Fiscal 2005. Revenue growth of 13.9 percent over fiscal 2005 reflects the impact of a higher mix of value-added picture framing products and increased volume of pre-framed art. Operating income increased to $15.1 million in fiscal 2006 from $9.9 million in fiscal 2005 as a result of the product mix shift to higher-margin value-added picture framing glass. The consolidation of the segment’s two operating facilities and the reallocation of manufacturing capacity to picture framing glass from consumer electronics also contributed to the increase in operating income.

Consolidated Backlog

At March 3, 2007, our consolidated backlog was $429.7 million, up 31.5 percent from the $326.9 million reported at February 25, 2006 as a result of strong market conditions. The backlog of the Architectural segment represented 98.6 percent of consolidated backlog. We expect 84 percent of our total backlog to be recognized in fiscal 2008 revenue. We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator and is not an effective indicator of the ultimate profitability of our sales, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Acquisitions

On December 10, 2004, the Architectural segment completed the asset purchase of AWallS as part of our strategy to strengthen and grow the architectural installation business.

The acquisition cost for this business was $8.2 million, net of cash acquired of $0.9 million. The purchase price included $4.1 million in intangible assets, $2.5 million and $1.6 million were assigned to customer relationships and non-compete agreements, respectively, based on preliminary valuations. As a result of finalizing the valuations of net assets acquired, an adjustment of $0.2 million was made to increase the value of the customer relationships during fiscal 2006. The amortization periods of 10 years and five years, respectively, match their useful lives. Of this transaction, $0.9 million of payments relating to the non-compete agreements still remain and are payable through fiscal 2010. These non-compete agreements are with the previous owners of AWallS, two of whom are current employees of the Company. Additionally, the purchase price includes an earn-out provision contingent on execution of the acquired backlog over a two-year period. During both fiscal 2007 and 2006, the Company paid $0.4 million pursuant to earn-out provisions and recorded the amounts as additional goodwill.

Discontinued Operations

We announced our intention to discontinue the manufacturing of automotive replacement glass (ARG) products and our decision to sell the remaining portion of the Auto Glass segment that manufactures and sells OEM and aftermarket replacement windshields for the recreational vehicle and bus markets during fiscal 2007. As a result, we restated the consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. We expect to complete the sale of certain assets related to the business during fiscal 2008, and will convert the facility to support the Architectural segment’s glass fabrication business. We expect the conversion to be completed and operational during fiscal 2008.

On January 2, 2004, we completed the cash sale of Harmon AutoGlass, with the selling price subject to a final working capital adjustment. The adjustment was finalized during the second quarter of fiscal 2005, with no effect to our operating results. 17 properties that had not been sold with Harmon AutoGlass and which remained as assets held for sale were sold for net proceeds of $0.3 million and $3.4 million during fiscal 2006 and fiscal 2005, respectively.

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

Related Party Transactions

As a result of our 34 percent interest in PPG Auto Glass, in which PPG holds the remaining interest, various transactions we enter into with PPG and PPG Auto Glass are deemed to be “related party” transactions. Under the terms of a multi-year agreement which expired in fiscal 2006, our auto glass manufacturing business had been committed to selling a significant portion of its windshield capacity to PPG. We had been transitioning our capacity to sell directly to aftermarket manufacturers, including PPG. During the third quarter of fiscal 2007, we decided to discontinue manufacturing ARG products and ceased manufacturing these products in the fourth quarter of fiscal 2007.

Our investment in PPG Auto Glass totals $27.7 million, which includes $7.3 million in goodwill. We assess the fair market value of this investment on a regular basis, as required under generally accepted accounting principles. We consider many factors, including short- and long-term projections of future performance associated with these assets. If this review indicates that the investment will not be recoverable based on the estimated discounted cash flows, the carrying value of such assets would be reduced to their estimated fair value.

In addition to our investment in PPG Auto Glass, we entered into a short-term loan agreement to provide PPG Auto Glass with a $5.0 million working capital loan during the fourth quarter of fiscal 2006. The terms of the note receivable were considered arms’-length, and the note matured on July 26, 2006 and was paid in full during the second quarter of fiscal 2007. The note receivable was included in receivables in the consolidated balance sheets and was $5.0 million at February 25, 2006.

As a result of its acquisition of AWallS, the Company has a lease for a facility located in Bolingbrook, IL with the former owners, two of whom remain employees of the Company, and neither of whom are officers of the Company. This facility was sold to an unrelated third party in the first quarter of fiscal 2008.

Liquidity and Capital Resources

(Cash effect, in thousands)	2007	2006	2005
Net cash provided by continuing operating activities	$48,071	$34,453	$30,799
Capital expenditures and acquisition of intangible assets	(39,893)	(29,361)	(19,531)
Acquisition of businesses, net of cash acquired	(444)	(420)	(6,804)
Proceeds from dispositions of property	1,650	178	1,043
Borrowing (repayment) activities, net	(9,800)	9,900	(4,658)
Purchases and retirement of Company common stock	—	(4,044)	(1,859)
Dividends paid	(9,312)	(6,989)	(6,695)

Operating activities. Cash provided by operating activities increased by $13.6 million for fiscal 2007, which was driven by higher net earnings. Additionally, although working capital increased during fiscal 2007, the increase was less than the fiscal 2006 increase, resulting in a positive variance when comparing sources of cash, year-on-year. We view reducing or at least maintaining current levels of working capital as a percentage of sales as a priority for the Company. Although our non-cash working capital (current assets, excluding cash, less current liabilities) decreased slightly to $70.4 million at March 3, 2007 from $70.6 million at February 25, 2006, non-cash working capital as a percentage of sales was 9.0 percent at March 3, 2007, down from 10.6 percent at fiscal 2006 year-end.

Investing activities. Investing activities used net cash of $34.8 million, $38.7 million and $25.5 million in fiscal 2007, 2006 and 2005, respectively. Capital expenditures, including acquisition of intangible assets, in fiscal 2007, 2006 and 2005 were $39.9 million, $29.4 million and $19.5 million, respectively. Fiscal 2007 capital expenditures included spending of $24.6 million for our new architectural glass fabrication plant in St. George, Utah. Fiscal 2006 expenditures included spending for our architectural glass capacity expansion in Statesboro, Georgia, modernization for our Owatonna, Minnesota plant and the purchase of used equipment, which we upgraded to current technology for our new facility in St. George, Utah.

The fiscal 2005 investing activities also included the acquisition of AWallS to further improve our installation business operations and provide geographic growth. We gained management depth for our installation business and entered the Northwest region of the United States through the acquisition of AWallS. The acquisition cost was $8.2 million, including future payments for non-compete agreements.

In fiscal 2008, we expect to incur capital expenditures to complete current architectural glass expansions and spending to expand picture framing glass capacity within the LSO segment for fiscal 2009. Fiscal 2008 capital expenditures are expected to be approximately $40 to $45 million.

We have entered sale and leaseback agreements for equipment that provide an option to purchase the equipment at projected future fair market value upon expiration of the leases, which occurs in fiscal 2008 and 2009. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. During the third quarter of fiscal 2007, we notified our lender of our intent to exercise the early buy-out option on one of our equipment leases. The early buy-out was effective March 5, 2007, at the beginning of our fiscal 2008, in the amount of $4.3 million.

Under our sale and leaseback transactions, total gains of $9.7 million have been deferred and are being recognized over the terms of the respective leases. The March 3, 2007 and February 25, 2006 unamortized portion of the deferred gain of $1.4 million and $2.7 million, respectively, is included in the balance sheet captions accrued expenses and other long-term liabilities. The deferred gain associated with the early buy-out of equipment on March 5, 2007 reduced the capitalized value of the purchased equipment. The average annual lease payment over the life of the remaining leases is $2.8 million.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

Financing activities. Net payments on all of our borrowings for fiscal 2007 were $9.8 million, net proceeds were $9.9 million in fiscal 2006 and net payments in fiscal 2005 were $4.7 million. Total outstanding borrowings decreased to $35.4 million at March 3, 2007 from $45.2 million at the end of fiscal 2006. Our debt-to-total capital ratio was 13.1 percent at the end of fiscal 2007, down from 18.5 percent at the end of fiscal 2006. The majority of our long-term debt at the end of the year, $27.0 million, consisted of bank borrowings under our $100.0 million syndicated revolving credit facility.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock in the open market at prevailing market prices. We repurchased 285,324 shares under this program, for a total of $3.2 million through February 26, 2005. In fiscal 2006, we repurchased an additional 250,000 shares for $4.0 million. No share repurchases were made under this plan during fiscal 2007. We have purchased a total of 535,324 shares at a total cost of $7.2 million since the inception of this program. We have remaining authority to repurchase 964,676 shares under this program.

In addition to the shares repurchased according to this repurchase plan, we also purchased $2.1 million and $1.5 million of Company stock from employees pursuant to terms of board and shareholder approved compensation plans during fiscal 2007 and 2006, respectively.

We have paid $9.3 million in dividends during the current year, compared to $7.0 million in the prior-year as a result of making five quarterly payments in the current year, compared to four in the prior-year period solely due to timing of payments.

Other financing activities. The following summarizes significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Period
(In thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Borrowings under credit facility	$—	$—	$—	$—	$27,000	$—	$27,000
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Operating leases (undiscounted)	9,340	6,381	5,456	4,157	2,820	6,662	34,816
Purchase obligations	19,282	—	—	—	—	—	19,282
Interest on fixed-rate debt	612	326	12	—	—	—	950
Other obligations	786	424	303	—	—	—	1,513

Total cash obligations	$30,020	$7,131	$5,771	$4,157	$29,820	$15,062	$91,961

We maintain a $100.0 million revolving credit facility. On November 14, 2006 we entered into Amendment No. 1 to the Credit Agreement. The amendment extended the expiration date of the agreement from May 2010 to November 2011, effectively decreased the interest rate payable on borrowings and decreased the commitment fee. No other provisions of the agreement were affected by the amendment. The financing costs associated with the credit facility are being amortized over the term of the credit agreement.

Borrowings of $27.0 million were outstanding as of March 3, 2007. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at March 3, 2007 was $189.0 million, whereas our net worth as defined in the credit facility was $235.7 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 0.53 at March 3, 2007. If we are not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At March 3, 2007, we were in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

We have purchase obligations for capital expenditures related to the construction of our new architectural glass fabrication facility in St. George, Utah. We also have purchase obligations for raw material commitments and for a long-term freight commitment. As of March 3, 2007, these purchase obligations totaled $19.3 million.

We have entered into two interest rate swap agreements that, at March 3, 2007, effectively converted $16.5 million of variable rate borrowings into a fixed-rate obligation. The notional value of the swaps varies between $16.5 million and $3.0 million, at expiration on March 29, 2009. We receive payments at variable rates while making payments at fixed rates of 5.01 and 4.88 percent. The swap agreements had a notional value of $15.8 million at February 25, 2006. The net present liability associated with these swaps was minimal at the end of both fiscal 2007 and 2006.

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

The other obligations in the table above relate to non-compete and consulting agreements with current and former employees.

	Amount of Commitment Expiration Per Period
(In thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Standby letters of credit	$7,163	$1,550	$—	$—	$—	$8,653	$17,366

In addition to the above standby letters of credit, which were predominantly issued for performance related bonds in our discontinued European curtainwall business, we are required, in the ordinary course of business, to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in our backlog. At March 3, 2007, these bonds totaled $289.7 million. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

We experienced a material increase in our insurance premiums and risk retention for our third-party product liability coverages in fiscal 2003, and although we were able to continue these coverages through fiscal 2008, the premiums and retention have remained high. As a result, a material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2008, we believe that current cash on hand, cash generated from operating activities and available capacity under our committed revolving credit facility should be adequate to fund our working capital requirements, planned capital expenditures and dividend payments.

Off-balance sheet arrangements. With the exception of routine operating leases, we had no off-balance sheet financing arrangements at March 3, 2007 or February 25, 2006.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and stock-settled stock appreciation rights, be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005.

Effective February 26, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective transition method. As a result of adopting SFAS No. 123R, we recognized $2.1 million of incremental compensation expense for the year-ended March 3, 2007, which is reflected in SG&A expenses in the consolidated results of operations. For additional information on the adoption of SFAS No. 123R, see Note 13, Stock-Based Compensation, of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Outlook

The following statements are based on current expectations for fiscal 2008. These statements are forward-looking, and actual results may differ materially.

•

Overall revenues for the year are expected to increase 9 to 12 percent. (Fiscal 2008 is a 52-week year, while fiscal 2007 had 53 weeks; on a comparable basis, fiscal 2008 growth would be approximately 11 to 14 percent).

—	Architectural segment revenues are expected to increase 10 to 13 percent for the year.

—	Large-Scale Optical segment revenues are expected to be flat compared to the prior year.

•

Annual gross margins are expected to be approximately 20 to 20.5 percent, or 1 to 1.5 percentage points higher than in fiscal 2007; increased pricing, operational improvements and cost reductions are expected to more than offset increases in wages, health care, energy, materials and freight.

—	Expected annual operating margins by segment are: Architectural, 6.4 to 6.7 percent; and Large-Scale Optical, 11 to 12 percent.

•	Selling, general and administrative expenses as a percent of sales are projected to be approximately 13 to 13.5 percent.

•	Equity in affiliates, which reflects Apogee’s portion of the results of the PPG Auto Glass joint venture, is expected to report pre-tax earnings of approximately $2 million.

•	Capital expenditures are projected to be approximately $40 to $45 million, including capital for capacity expansions in the Architectural and LSO segments.

•	Depreciation and amortization are estimated at $22 to $23 million for the year.

•	Debt is expected to be approximately $35 to $45 million at year-end.

•	The effective tax rate for the full year is anticipated to be approximately 34.5 percent.

•	Earnings per share from continuing operations are expected to range from $1.27 to $1.37.

Recently Issued Accounting Pronouncements

See New Accounting Standards set forth in Note 1 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K, for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future, which is incorporated by reference herein.

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

Revenue recognition – Our standard product sales terms are “free on board” (FOB) shipping point or FOB destination and revenue is recognized when title has transferred. However, our installation business records revenue on a percentage-of- completion basis as it relates to revenues earned from construction contracts. During fiscal 2007, approximately 35 percent of our consolidated sales and 39 percent of our Architectural segment sales were recorded on a percentage-of-completion basis. Under this methodology, we compare the total costs incurred to date to the total estimated costs for the contract, and record that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in sales only when customers have approved them. A significant number of estimates are used in these computations.

Goodwill impairment – To determine if there has been any impairment in accordance with SFAS No. 142, we evaluate the goodwill on our balance sheet annually or more frequently if impairment indicators exist. We base our determination of value using a discounted cash flow methodology that involves significant judgments based upon projections of future performance. We also consider other factors such as public information for transactions made on similar businesses to ours. There can be no assurances that these forecasts will be attained. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.

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

Self-insurance reserves – We obtain substantial amounts of commercial insurance for potential losses for general liability, workers’ compensation, automobile liability, employment practices and architect’s and engineer’s errors and omissions risk and other miscellaneous coverages. However, an amount of risk is retained on a self-insured basis through a wholly owned insurance subsidiary. Reserve requirements are established based on actuarial projections of ultimate losses. Additionally, we maintain a self-insurance reserve for our health insurance programs maintained for the benefit of our eligible employees and non-employee directors. We estimate a reserve based on historical levels of amounts incurred but not reported.

Stock-based compensation – We account for share-based compensation in accordance with SFAS No. 123R, which was adopted on February 26, 2006. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

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

We use interest rate swaps to fix a portion of our variable rate borrowings from fluctuations in interest rates. As of March 3, 2007, we had interest rate swaps covering $16.5 million of variable rate debt. The net present liability associated with these swaps was minimal at the end of fiscal 2007.

The interest rate swaps are designated as and are effective as cash-flow hedges, and are included in the balance sheet with other long-term liabilities, with changes in fair values included in other comprehensive income. Derivative gains and losses included in other comprehensive income are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs. We do not hold or issue derivative financial instruments for trading or speculative purposes.

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. This change in interest rates affecting our financial instruments would result in approximately a $0.2 million impact to net earnings. As interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase. Besides the market risk related to interest rate changes, the commercial construction markets in which our businesses operate are highly affected by changes in interest rates and, therefore, significant interest rate fluctuations could materially impact our operating results.

We generally do not have significant exposure to foreign exchange risk as the majority of our sales are within the United States and those outside the United States are generally denominated in U.S. dollars.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 3, 2007, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of March 3, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting for March 3, 2007. That attestation report is set forth immediately following the report of Deloitte & Touche LLP on the financial statements included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Apogee Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of March 3, 2007 and February 25, 2006, and the related consolidated results of operations, statements of cash flows, and statements of shareholders’ equity for each of the three years in the period ended March 3, 2007. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries at March 3, 2007 and February 25, 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 3, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, in the year ended February 25, 2006, the Company changed the presentation of its consolidated statements of cash flows to present separate disclosure of the cash flows from operating, investing, and financing activities of discontinued operations and retroactively restated the statements of cash flows for the year ended February 26, 2005.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for share-based compensation and defined benefit pension and other postretirement plans in the year ended March 3, 2007.

Deloitte & Touche LLP

Minneapolis, Minnesota

May 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Apogee Enterprises, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Apogee Enterprises, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 3, 2007, of the Company and our report dated May 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule, and included an explanatory paragraph relating to the change in the Company’s methods of accounting for share-based compensation and defined benefit pension and other postretirement plans, as discussed in Note 1 to the consolidated financial statements.

Deloitte & Touche LLP

Minneapolis, Minnesota

May 1, 2007

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 3, 2007	February 25, 2006
Assets
Current assets
Cash and cash equivalents	$6,187	$4,676
Receivables, net of allowance for doubtful accounts	160,473	143,628
Inventories	40,762	40,749
Deferred tax assets	5,117	4,513
Current assets of discontinued operations	5,732	6,574
Other current assets	4,213	2,994

Total current assets	222,484	203,134

Property, plant and equipment, net	134,256	111,298
Marketable securities available for sale	19,106	17,828
Investments in affiliated companies	20,760	18,031
Assets of discontinued operations	2,074	2,041
Goodwill	44,044	43,600
Intangible assets, at cost less accumulated amortization of $4,304 and $3,024, respectively	3,904	5,190
Other assets	2,533	2,836

Total assets	$449,161	$403,958

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$59,854	$51,653
Accrued payroll and related benefits	25,589	17,866
Accrued self-insurance reserves	7,870	8,527
Other accrued expenses	20,487	20,813
Current liabilities of discontinued operations	3,310	4,386
Billings in excess of costs and earnings on uncompleted contracts	19,683	16,255
Accrued income taxes	9,066	8,309

Total current liabilities	145,859	127,809

Long-term debt	35,400	45,200
Long-term self-insurance reserves	12,014	12,544
Other long-term liabilities	11,864	10,116
Liabilities of discontinued operations	8,356	9,236

Commitments and contingent liabilities (Note 19)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding, 28,549,751 and 27,857,000, respectively	9,517	9,286
Additional paid-in capital	81,031	69,380
Retained earnings	147,248	125,193
Common stock held in trust	(4,473)	(5,416)
Deferred compensation obligations	4,473	5,416
Unearned compensation	—	(4,738)
Accumulated other comprehensive loss	(2,128)	(68)

Total shareholders’ equity	235,668	199,053

Total liabilities and shareholders’ equity	$449,161	$403,958

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands, except per share data)	Year-Ended Mar. 3, 2007 (53 weeks)	Year-Ended Feb. 25, 2006 (52 weeks)	Year-Ended Feb. 26, 2005 (52 weeks)
Net sales	$778,847	$665,457	$595,240
Cost of sales	630,433	537,035	483,829

Gross profit	148,414	128,422	111,411
Selling, general and administrative expenses	100,689	97,528	87,391

Operating income	47,725	30,894	24,020
Interest income	1,024	805	1,963
Interest expense	2,652	2,402	3,138
Other (expense) income, net	(22)	66	231
Equity in earnings (loss) of affiliated companies	2,724	2,623	(1,272)

Earnings from continuing operations before income taxes	48,799	31,986	21,804
Income tax expense	17,147	7,749	6,590

Earnings from continuing operations	31,652	24,237	15,214
Earnings (loss) from discontinued operations, net of income taxes	1	(469)	1,431

Net earnings	$31,653	$23,768	$16,645

Earnings per share — basic
Earnings from continuing operations	$1.14	$0.88	$0.56
Earnings (loss) from discontinued operations	—	(0.01)	0.05

Net earnings	$1.14	$0.87	$0.61

Earnings per share — diluted
Earnings from continuing operations	$1.12	$0.87	$0.55
Earnings (loss) from discontinued operations	—	(0.02)	0.05

Net earnings	$1.12	$0.85	$0.60

Weighted average basic shares outstanding	27,688	27,407	27,071
Weighted average diluted shares outstanding	28,246	28,003	27,716

Cash dividends declared per common share	$0.265	$0.255	$0.245

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year-Ended Mar. 3, 2007 (53 weeks)	Year-Ended Feb. 25, 2006 (52 weeks)	Year-Ended Feb. 26, 2005 (52 weeks)
Operating Activities
Net earnings	$31,653	$23,768	$16,645
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (earnings) loss from discontinued operations	(1)	469	(1,431)
Depreciation and amortization	18,536	17,449	16,703
Stock-based compensation	5,127	1,681	459
Deferred income taxes	(1,400)	(611)	650
Excess tax benefits from stock-based compensation	(1,829)	—	—
Equity in (earnings) loss of affiliate companies	(2,724)	(2,623)	1,272
Gain on disposal of assets	(2,079)	(791)	(1,015)
Other, net	203	(4)	962
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(21,845)	(8,634)	(31,565)
Inventories	(13)	(7,432)	1,057
Accounts payable and accrued expenses	15,880	8,111	10,544
Billings in excess of costs and earnings on uncompleted contracts	3,428	3,795	3,656
Refundable and accrued income taxes	3,448	(593)	13,841
Other, net	(313)	(132)	(979)

Net cash provided by continuing operating activities	48,071	34,453	30,799

Investing Activities
Capital expenditures and acquisition of intangible assets	(39,893)	(29,361)	(19,531)
Proceeds from sales of property, plant and equipment	1,650	178	1,043
Acquisition of businesses, net of cash acquired	(444)	(420)	(6,804)
Proceeds on note from (loans to and investments in) equity investments	5,000	(5,000)	(12)
Purchases of marketable securities	(36,742)	(50,728)	(36,455)
Sales/maturities of marketable securities	35,672	46,601	36,306

Net cash used in continuing investing activities	(34,757)	(38,730)	(25,453)

Financing Activities
Net (payments on) proceeds from revolving credit agreement	(9,800)	10,050	(4,350)
Payments on long-term debt	—	(150)	(308)
Payments on debt issue costs	(71)	(350)	—
Proceeds from issuance of common stock, net of cancellations	6,702	4,685	831
Excess tax benefits from stock-based compensation	1,829	—	—
Repurchase and retirement of common stock	—	(4,044)	(1,859)
Dividends paid	(9,312)	(6,989)	(6,695)

Net cash (used in) provided by continuing financing activities	(10,652)	3,202	(12,381)

Cash Flows of Discontinued Operations
Net cash (used in) provided by operating activities	(1,383)	(134)	1,233
Net cash provided by (used in) investing activities	232	(82)	3,947
Net cash provided by financing activities	—	—	—

Net cash (used in) provided by discontinued operations	(1,151)	(216)	5,180

Increase (decrease) in cash and cash equivalents	1,511	(1,291)	(1,855)
Cash and cash equivalents at beginning of year	4,676	5,967	7,822

Cash and cash equivalents at end of year	$6,187	$4,676	$5,967

Noncash Activity
Capital expenditures in accounts payable	$1,222	$689	$—
Dividends in accounts payable	—	1,810	1,706

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Unearned Compensation	Accumulated Other Comprehensive (Loss) Income	Comprehensive (Loss) Earnings
Bal. at Feb. 28, 2004	27,358	$9,119	$55,749	$106,271	$(5,368)	$5,368	$(2,474)	$(1,209)
Net earnings	—	—	—	16,645	—	—	—	—	$16,645
Unrealized loss on marketable securities, net of $141 tax benefit	—	—	—	—	—	—	—	(263)	(263)
Unrealized gain on derivatives, net of $640 tax expense	—	—	—	—	—	—	—	1,055	1,055
Cancellation of stock, net of issuances	(19)	(6)	361	(424)	339	(339)	205	—
Amortization of restricted stock	—	—	—	—	—	—	459	—
Tax benefit associated with stock plans	—	—	450	—	—	—	—	—
Exercise of stock options	237	79	1,530	—	—	—	—	—
Share repurchases	(173)	(57)	(348)	(1,454)	—	—	—	—
Other share retirements	(74)	(25)	(156)	(732)	—	—	—	—
Cash dividends ($0.245 per share)	—	—	—	(6,695)	—	—	—	—

Bal. at Feb. 26, 2005	27,329	$9,110	$57,586	$113,611	$(5,029)	$5,029	$(1,810)	$(417)	$17,437

Net earnings	—	—	—	23,768	—	—	—	—	$23,768
Unrealized loss on marketable securities, net of $11 tax benefit	—	—	—	—	—	—	—	(20)	(20)
Unrealized gain on derivatives, net of $225 tax expense	—	—	—	—	—	—	—	369	369
Issuance of stock, net of cancellations	415	138	6,911	(460)	(387)	387	(4,609)	—
Amortization of restricted stock	—	—	—	—	—	—	1,681	—
Tax benefit associated with stock plans	—	—	1,214	—	—	—	—	—
Exercise of stock options	459	153	4,477	—	—	—	—	—
Share repurchases	(250)	(83)	(588)	(3,373)	—	—	—	—
Other share retirements	(96)	(32)	(220)	(1,260)	—	—	—	—
Cash dividends ($0.255 per share)	—	—	—	(7,093)	—	—	—	—

Bal. at Feb. 25, 2006	27,857	$9,286	$69,380	$125,193	$(5,416)	$5,416	$(4,738)	$(68)	$24,117

Net earnings	—	—	—	31,653	—	—	—	—	$31,653
Unrealized gain on marketable securities, net of $72 tax expense	—	—	—	—	—	—	—	135	135
Unrealized gain on derivatives, net of $15 tax expense	—	—	—	—	—	—	—	27	27
Adjustment to initially apply SFAS No. 158, net of $1,267 tax benefit	—	—	—	—	—	—	—	(2,222)
Adjustment to initially apply SFAS No. 123R			(4,738)				4,738
Issuance of stock, net of cancellations	114	38	333	(346)	943	(943)	—	—
Stock-based compensation	—	—	5,127	—	—	—	—	—
Tax benefit associated with stock plans	—	—	2,695	—	—	—	—	—
Exercise of stock options	700	233	8,564	—	—	—	—	—
Other share retirements	(121)	(40)	(330)	(1,750)	—	—	—	—
Cash dividends ($0.265 per share)	—	—	—	(7,502)	—	—	—	—

Bal. at March 3, 2007	28,550	$9,517	$81,031	$147,248	$(4,473)	$4,473	$—	$(2,128)	$31,815

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    Summary of Significant Accounting Policies and Related Data

Basis of Consolidation. The accompanying consolidated financial statements include the accounts of Apogee Enterprises, Inc., a Minnesota corporation, and all majority-owned subsidiaries (the Company). Transactions between Apogee and its subsidiaries have been eliminated in consolidation. The equity method is used to account for the Company’s equity investments, in which we have significant influence over the investee, and, as a result, our share of the earnings or losses of such investments is included in the results of operations and our share of these companies’ shareholders’ equity is included in the accompanying consolidated balance sheets. The financial statements for fiscal 2006 and 2005 have been restated to reflect the business unit that comprises our Auto Glass segment as a discontinued operation.

Fiscal Year. Apogee’s fiscal year ends on the Saturday closest to February 28. Fiscal 2007 consisted of 53 weeks and fiscal 2006 and 2005 each consisted of 52 weeks.

Cash and Cash Equivalents. Investments with an original maturity of three months or less are included in cash and cash equivalents.

Inventories. Inventories, which consist primarily of purchased glass and aluminum, are valued at the lower of cost or market. Approximately 94 percent of the inventories are valued by use of the last-in, first-out (LIFO) method, which does not exceed market. If the first-in, first-out (FIFO) method had been used, inventories would have been $3.4 million and $2.9 million higher than reported at March 3, 2007, and February 25, 2006, respectively.

Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Significant improvements and renewals that extend the useful life of the asset are capitalized. Repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in income as a reduction to or increase in selling, general and administrative expenses. Depreciation is computed on a straight-line basis, based on the following estimated useful lives:

Years
Buildings and improvements	15 to 25
Machinery and equipment	3 to 15
Office equipment and furniture	3 to 10

Financial Instruments. Unless otherwise noted, the carrying amount of the Company’s financial instruments approximates fair value.

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and has determined that it does not have any intangible assets with indefinite useful lives other than goodwill. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually, or more frequently if events warrant. Intangible assets with discrete useful lives are amortized over their estimated useful lives. The Company tests goodwill of each of its reporting units for impairment annually in connection with its fourth quarter planning process or more frequently if impairment indicators exist. During the fourth quarter of fiscal 2007, using discounted cash flow methodologies, we completed our annual impairment test for goodwill and determined there was no impairment charge. In addition, the Company reassessed the useful lives of its identifiable intangible assets and determined that the lives were appropriate.

Long-Lived Assets. The carrying value of long-lived assets such as property, plant and equipment, intangible assets and investments in affiliated companies is reviewed when impairment indicators exist as required under generally accepted accounting principles. We consider many factors, including short- and long-term projections of future performance associated with these assets. If this review indicates that the long-lived assets will not be recoverable, the carrying value of such assets will be reduced to estimated fair value.

Self-Insurance. The Company obtains commercial insurance for potential losses for general liability, workers’ compensation, automobile liability, employment practices, architect’s and engineer’s errors and omissions risk and other miscellaneous coverages. However, a reasonable amount of risk is retained on a self-insured basis primarily through a wholly owned insurance subsidiary, Prism Assurance, Inc. (Prism). Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within 12 months are classified as accrued expenses, while losses expected to be payable in later periods are included in long-term self-insurance liabilities. Additionally, we maintain a self-insurance reserve for our health insurance programs maintained for the benefit of our eligible employees and non-employee directors. We estimate a reserve based on historical levels of amounts incurred, but not reported.

Revenue Recognition. Generally, our sales terms are “free on board” (FOB) shipping point or FOB destination for our product-type sales, and revenue is recognized when title has transferred. The Company recognizes revenue from construction contracts on a percentage-of-completion basis, measured by the percentage of costs incurred to date to estimated total costs for each contract, and records that proportion of the total contract revenue in that period. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in sales only when they have been approved by customers. Approximately 35 percent, 33 percent and 32 percent of our consolidated sales in fiscal 2007, 2006 and 2005, respectively, were recorded on a percentage-of-completion basis.

Pricing and Sales Incentives. The Company records estimated reductions to revenue for customer programs and incentive offerings including pricing arrangements, promotions and other volume-based incentives at the later of the date revenue is recognized or the incentive is offered. Sales incentives given to customers are recorded as a reduction to net sales unless (1) the Company receives an identifiable benefit for goods or services in exchange for the consideration and (2) the Company can reasonably estimate the fair value of the benefit received.

Shipping and Handling. All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenues. The costs incurred by the Company for shipping and handling are reported as cost of sales.

Research and Development. Research and development expenses are charged to operations as incurred and were $5.7 million, $3.2 million and $3.5 million for fiscal 2007, 2006 and 2005, respectively.

Advertising. Advertising expenses are charged to operations as incurred and were $1.6 million in both fiscal 2007 and 2006, and $1.7 million in fiscal 2005.

Income Taxes. The Company accounts for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes, which requires use of the asset and liability method. This method recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial and tax reporting.

Stock-Based Compensation. The Company accounts for share-based compensation in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which was adopted on February 26, 2006. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Refer to Note 13 for additional information regarding share-based compensation.

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

The Company uses derivative instruments to manage the risk that changes in interest rates will affect the amount of its future interest payments. The derivative instruments are designated as and are effective cash-flow hedges. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

Accounting Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Amounts subject to significant estimates and assumptions include, but are not limited to, assessment of recoverability of long-lived assets, including goodwill, insurance reserves, warranty reserves, reserves related to discontinued operations, net sales recognition for construction contracts, income tax provisions and liabilities, and the status of outstanding disputes and claims. Actual results could differ from those estimates.

Statements of Cash Flows. In fiscal 2006, the Company restated its fiscal 2005 consolidated statement of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount.

New Accounting Standards. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income tax by prescribing a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of March 4, 2007, the beginning of the Company’s fiscal year 2008, as required. The Company is currently in the process of evaluating the impact of this interpretation on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income and expands disclosures. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, which is a change from the Company’s present measurement date of December 31. The Company adopted the new recognition and disclosure requirements of SFAS No. 158 as of March 3, 2007. The adoption increased long-term liabilities by $3.5 million, increased deferred tax assets by $1.3 million and decreased total shareholders’ equity by $2.2 million, net of tax. The adoption of SFAS No. 158 had no impact on the consolidated results of operations. The new measurement date is effective for fiscal years ending after December 15, 2008, the Company’s fiscal 2009.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159), which becomes effective for fiscal periods beginning after November 15, 2007, the Company’s fiscal year 2009. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The Company has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.

2    Working Capital

Receivables

(In thousands)	2007	2006
Trade accounts	$89,194	$79,503
Construction contracts	49,751	41,829
Contract retainage	20,513	16,936
Other receivables	2,982	7,767

Total receivables	162,440	146,035
Less allowance for doubtful accounts	(1,967)	(2,407)

Net receivables	$160,473	$143,628

Inventories

(In thousands)	2007	2006
Raw materials	$14,179	$13,302
Work-in-process	8,129	6,604
Finished goods	11,093	11,317
Costs and earnings in excess of billings on uncompleted contracts	7,361	9,526

Total inventories	$40,762	$40,749

Other Accrued Expenses

(In thousands)	2007	2006
Taxes, other than income taxes	$2,509	$2,301
Retirement savings plan	4,451	4,066
Volume and pricing discounts	1,509	869
Warranties	4,324	3,912
Dividends	—	1,810
Deferred gain on sale and leaseback transactions	1,207	1,207
Interest	292	331
Other	6,195	6,317

Total accrued expenses	$20,487	$20,813

3    Property, Plant and Equipment

(In thousands)	2007	2006
Land	$2,674	$2,674
Buildings and improvements	75,865	75,456
Machinery and equipment	146,000	137,401
Office equipment and furniture	29,832	31,906
Construction in progress	33,974	12,648

Total property, plant and equipment	288,345	260,085
Less accumulated depreciation	(154,089)	(148,787)

Net property, plant and equipment	$134,256	$111,298

Depreciation expense was $17.4 million, $16.2 million and $16.0 million in fiscal 2007, 2006 and 2005, respectively.

4    Marketable Securities

The Company’s wholly owned insurance subsidiary, Prism, insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. Prism’s fixed maturity investments are classified as “available for sale” and are carried at market value as prescribed by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains and losses are reported in accumulated other comprehensive loss, net of income taxes, until the investments are sold. The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at March 3, 2007 and February 25, 2006 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 3, 2007
Municipal bonds	$18,983	$156	$(33)	$19,106

Total investments	$18,983	$156	$(33)	$19,106

February 25, 2006
Municipal bonds	$17,912	$43	$(127)	$17,828

Total investments	$17,912	$43	$(127)	$17,828

The Company considers the unrealized losses arising from increased interest rates indicated above to be temporary in nature. The amortized cost and estimated fair values of investments at March 3, 2007 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$2,069	$2,069
Due after one year through five years	4,035	4,038
Due after five years through 10 years	8,535	8,627
Due after 10 years through 15 years	2,342	2,368
Due beyond 15 years	2,002	2,004
Total	$18,983	$19,106

Gross realized gains of $0.1 million, $0.2 million and $0.4 million, and gross realized losses of $0.1 million, $0.1 million and $0.2 were recognized in fiscal 2007, 2006 and 2005, respectively, and are included in other expense, net in the accompanying consolidated results of operations.

5    Equity Investments

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The Company’s investment in PPG Auto Glass was $20.5 million and $17.7 million at March 3, 2007 and February 25, 2006, respectively. At March 3, 2007 and February 25, 2006, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill.

In connection with the formation of PPG Auto Glass, the Company agreed to a supply agreement to supply the joint venture, through PPG, with most of the Company’s windshield fabrication capacity at agreed upon terms and conditions. The Company’s windshield supply agreement with PPG expired in July 2005 during fiscal 2006. The Company had been transitioning the Auto Glass segment to focus on selling automotive replacement glass (ARG) to wholesalers and distributors, including PPG, following the termination of this supply agreement. During the third quarter of fiscal 2007, the Company decided to discontinue manufacturing ARG products and ceased manufacturing these products in the fourth quarter of fiscal 2007.

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

In addition to the above investment, the Company has other immaterial equity-method investments totaling $0.3 million at both March 3, 2007 and February 25, 2006.

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

Of the $4.1 million in intangible assets, $2.5 million and $1.6 million were assigned to customer relationships and non-compete agreements, respectively, based on preliminary valuations. As a result of finalizing the valuations of net assets acquired, an adjustment of $0.2 million was made to increase the value of the customer relationships during fiscal 2006. The amortization periods of 10 years and five years, respectively, match their useful lives. Of this transaction, $0.9 million of payments relating to the non-compete agreements still remain and are payable through fiscal 2010. These non-compete agreements are with the previous owners of AWallS, two of whom are current employees of the Company. Additionally, the purchase price includes an earn-out provision contingent on execution of the acquired backlog over a two-year period. During each of fiscal 2007 and 2006, the Company paid $0.4 million pursuant to earn-out provisions and recorded the amounts as additional goodwill.

7    Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the year ended March 3, 2007 is detailed below. “Corporate and Other” includes the excess of the cost of the investment over the value of the underlying net tangible assets related to the formation of the PPG Auto Glass joint venture.

(In thousands)	Architectural	LSO	Corporate and Other	Total
Balance, February 25, 2006	$25,741	$10,607	$7,252	$43,600
Goodwill acquired	444	—	—	444

Balance, March 3, 2007	$26,185	$10,607	$7,252	$44,044

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	2007			2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$2,054	$(1,367)	$687	$2,060	$(1,247)	$813
Non-compete agreements	2,899	(1,606)	1,293	2,899	(1,058)	1,841
Customer relationships	2,700	(1,028)	1,672	2,700	(606)	2,094
Purchased intellectual property	555	(303)	252	555	(113)	442

Total	$8,208	$(4,304)	$3,904	$8,214	$(3,024)	$5,190

Amortization expense on these identifiable intangible assets was $1.3 million in both fiscal 2007 and 2006. The amortization expense associated with the debt issue costs is included in interest expense in the consolidated results of operations. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

(In thousands)	2008	2009	2010	2011	2012
Estimated amortization expense	$1,106	$909	$642	$333	$267

8    Realignment of Operations

During the first quarter of fiscal 2006, the Company initiated a realignment of its window and curtainwall manufacturing operation to better serve the architectural glass products market. The Company incurred severance costs of $0.8 million during fiscal 2006. The costs incurred were included in selling, general and administrative expenses in the consolidated results of operations for fiscal 2006.

9    Long-Term Debt

The Company maintains a $100.0 million revolving credit facility. On November 14, 2006 the Company entered into Amendment No. 1 to the Credit Agreement. The amendment extended the expiration date of the agreement from May 2010 to November 2011, effectively decreased the interest rate payable on borrowings and decreased the commitment fee. No other provisions of the agreement were affected by the amendment. The financing costs associated with the credit facility will be amortized over the term of the credit agreement.

Borrowings of $27.0 million were outstanding as of March 3, 2007. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at March 3, 2007 was $189.0 million, whereas the Company’s net worth as defined in the credit facility was $235.7 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.53 at March 3, 2007. If the Company is not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At March 3, 2007, the Company was in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

(In thousands)	2007	2006
Borrowings under revolving credit agreement, interest at 7.1% for 2007 and 6.1% for 2006*	$27,000	$36,800
Other, interest at 3.7% for 2007 and 2.8% for 2006	8,400	8,400

Total long-term debt	35,400	45,200
Less current installments	—	—

Net long-term debt	$35,400	$45,200

* Interest rate excludes the impact of swaps.

The Company’s $8.4 million of industrial revenue bonds, included in the total above, are supported by $8.7 million of letters of credit that reduce the Company’s availability of funds under the $100.0 million credit facility.

Long-term debt maturities are as follows:

(In thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Maturities	$—	$—	$—	$—	$27,000	$8,400	$35,400

The Company has entered into two interest rate swap agreements that, at March 3, 2007, effectively converted $16.5 million of variable rate borrowings into a fixed-rate obligation. The notional value of the swaps varies between $16.5 million and $3.0 million, at expiration on March 29, 2009. The Company receives payments at variable rates while making payments at fixed rates of 5.01 and 4.88 percent. The swap agreements had a notional value of $15.8 million at February 25, 2006. The net present liability associated with these swaps was minimal at the end of both fiscal 2007 and 2006.

The variable to fixed interest rate swaps are designated as and are effective as cash-flow hedges, and are included in the balance sheet with other long-term liabilities, with changes in fair values included in other comprehensive income. Derivative gains and losses included in other comprehensive income are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs. Gains or losses on ineffectiveness were not material.

Selected information related to long-term debt is as follows:

(In thousands, except percentages)	2007	2006
Average daily borrowings during the year	$54,059	$44,672
Maximum borrowings outstanding during the year	66,200	57,400
Weighted average interest rate during the year, excluding swap agreements	6.6%	5.4%
Weighted average interest rate during the year, including swap agreements	6.5%	6.2%

10    Interest Expense

(In thousands)	2007	2006	2005
Interest on debt	$3,416	$2,597	$2,877
Other interest expense	287	353	565
Less capitalized interest	(985)	(470)	(224)
Less interest allocated to discontinued operations	(66)	(78)	(80)

Net interest expense	$2,652	$2,402	$3,138

Interest payments were $3.7 million, $2.9 million and $3.6 million in fiscal 2007, 2006 and 2005, respectively. As interest payments relate to funds borrowed to purchase major buildings, information systems and equipment installations, we capitalize the payments and depreciate them over the lives of the related assets.

Net interest expense allocated to discontinued operations is computed based on the ratio of net operating assets of discontinued operations to consolidated net assets.

11    Employee Benefit Plans

401(k) Retirement Plan

The Company sponsors a single 401(k) retirement plan covering substantially all full-time non-union employees and union employees at one of our manufacturing facilities. This plan includes an annual Company contribution based on a percentage of employees’ base earnings and years of service with the Company. The contribution was $4.2 million in fiscal 2007 and $4.0 million in both fiscal 2006 and 2005. Of the total contribution, $0.2 million in fiscal 2007 and $0.3 million in both fiscal 2006 and 2005 represented contributions related to discontinued operations.

In addition to the contribution above, employees are also allowed to contribute up to 60 percent of their eligible earnings to this plan, up to statutory limits. The Company contributes a match of 30 percent of the first six percent of eligible compensation that the employee contributes. The Company match for fiscal 2007, 2006 and 2005 was $1.8 million, $1.7 million and $1.5 million, respectively. Of the total match made by the Company, $0.1 million in each of fiscal 2007, 2006 and 2005 represented contributions related to discontinued operations.

Plans under Collective Bargaining Agreements

The Company also contributes to various multi-employer union retirement plans, which provide retirement benefits to the majority of its union employees. The total contributions to these plans in fiscal 2007, 2006 and 2005, respectively, were $7.3 million, $6.7 million and $5.8 million. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of any unfunded vested liabilities.

Officer’s Supplemental Executive Retirement Plan (SERP)

The Company also sponsors an unfunded SERP for the benefit of certain executives. The plan is considered a defined-benefit pension plan which is based principally on an employee’s years of service and compensation levels near retirement. The Company uses a December 31 measurement date.

Obligations and Funded Status

The following tables present reconciliations of the benefit obligation of the SERP plan and the funded status of the SERP plan:

(In thousands)	2007	2006
Change in benefit obligation
Benefit obligation beginning of year	$6,332	$5,746
Service cost	210	252
Interest cost	341	323
Actuarial loss	748	270
Benefits paid	(282)	(259)

Benefit obligation end of year	$7,349	$6,332

Change in plan assets
Fair value of plan assets beginning of year	$—	$—
Actual return on plan assets	—	—
Company contributions	282	259
Benefits paid	(282)	(259)

Fair value of plan assets end of year	$—	$—

Funded status at end of year	$(7,349)	$(6,332)
Unrecognized net actuarial loss	N/A	786
Unrecognized prior service cost	N/A	2,204
Benefits paid	47	47
Net amount recognized	$(7,302)	$(3,295)

Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2007	2006
Other non-current assets	$—	$1,295
Current liabilities	(284)	—
Other long-term liabilities	(7,018)	(4,590)

Total	$(7,302)	$(3,295)

Amounts included in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost consist of:

(In thousands)	2007	2006
Net actuarial loss	$1,522	N/A
Prior service cost	1,967	N/A

Accumulated other comprehensive loss	$3,489	N/A

Accumulated benefit obligation	$5,059	$4,590

Components of the SERP’s net periodic benefit cost are as follows:

(In thousands)	2007	2006	2005
Service cost	$210	$252	$197
Interest cost	341	323	294
Amortization of prior service cost	237	238	238
Amortization of loss	12	—	—

Net periodic benefit cost	$800	$813	$729

The estimated net loss and prior service cost for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost for fiscal 2008 are $0.1 million and $0.2 million, respectively.

Additional Information

Assumptions

Weighted-average assumptions used at December 31 to determine the SERP’s benefit obligation for the following fiscal years are as follows:

(Percentages)	2007	2006	2005
Discount rate	5.75	5.50	5.75
Rate of compensation increase	4.00	4.00	3.50

Weighted-average assumptions used at December 31 to determine the SERP’s net periodic benefit cost for the following fiscal years are as follows:

(Percentages)	2007	2006	2005
Discount rate	5.50	5.75	6.25
Rate of compensation increase	4.00	3.50	3.00

SERP discount rate. The discount rate reflects the current rate at which the SERP’s pension liabilities could be effectively settled at the end of the year based on the December 31 measurement date. The discount rate was determined by matching the expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate of 5.75 percent. There are no known or anticipated changes in the discount rate assumption that will impact the pension expense in fiscal year 2008.

SERP net periodic benefit cost. Total SERP net periodic pension benefit cost was $0.8 million in both fiscal 2007 and 2006 and was $0.7 million in fiscal 2005. Total net periodic pension benefit cost is expected to be approximately $0.8 million in fiscal 2008. The net periodic pension benefit cost for fiscal 2008 has been estimated assuming a discount rate of 5.75 percent.

Contributions

Since the SERP is unfunded, the contributions represent benefit payments made. In each of fiscal 2007 and 2006, pension contributions totaled $0.3 million. The contributions in fiscal 2007 and 2006 equaled or exceeded the minimum funding requirement. Fiscal 2008 pension contributions are expected to be in the range of $0.2 to $0.3 million.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plan as follows:

(In thousands)
Fiscal 2008	$290
Fiscal 2009	290
Fiscal 2010	290
Fiscal 2011	290
Fiscal 2012	290
Fiscal 2013-2017	3,190

Employee Stock Purchase Plan

The Company also sponsors an employee stock purchase plan into which its employees and non-employee directors may contribute up to $500 per week on an after-tax basis. The Company contributes a match of 15 percent of the employee contribution. Contributions and Company match funds are used to purchase shares of Company stock on the open market. The Company match to this plan was $0.1 million in each of fiscal 2007, 2006 and 2005.

12    Shareholders’ Equity

A class of 200,000 shares of junior preferred stock with a par value of $1.00 is authorized, but unissued.

Shareholders’ Rights Plan

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

Share Repurchases

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock in the open market at prevailing market prices. The Company repurchased 285,324 shares under this program, for a total of $3.2 million through February 26, 2005. In fiscal 2006, an additional 250,000 shares were repurchased for $4.0 million. No share repurchases were made during fiscal 2007. The Company has purchased a total of 535,324 shares at a total cost of $7.2 million since the inception of this program and has remaining authority to repurchase 964,676 shares under this program.

In addition to the shares repurchased according to this repurchase plan, the Company also purchased $2.1 million and $1.5 million of Company stock from employees pursuant to terms of board and shareholder approved compensation plans during fiscal 2007 and 2006, respectively.

Accumulated Other Comprehensive Income

The following table summarizes the accumulated other comprehensive loss at March 3, 2007 and February 25, 2006.

(In thousands)	2007	2006
Net unrealized gain (loss) on marketable securities	$80	$(55)
Net unrealized gain (loss) on derivatives	14	(13)
Net unrealized loss related to SERP plan	(2,222)	—

Total accumulated other comprehensive loss	$(2,128)	$(68)

13    Stock-Based Compensation

Stock Incentive Plan

The 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan provide for the issuance of 3,400,000 and 2,500,000 shares, respectively, for various forms of stock-based compensation while the 1987 Stock Option Plan provides for the issuance of 2,500,000 options to purchase Company stock (collectively, the Plans). On June 28, 2006, the shareholders approved the Amended and Restated 2002 Omnibus Stock Incentive Plan to increase the number of shares for issuance under the plan from 1,800,000 to 3,400,000. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights (SARs), are required to be granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. Nonvested share awards are also included in these Plans. Outstanding options issued to employees generally vest over a four-year period, outstanding SARs vest over a three-year period and outstanding options issued to directors vest at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards generally vest over a three or four-year period.

The 1987 Stock Option Plan expired by its terms in 1997, and the 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under either plan, although vesting and exercises of options and vesting of nonvested share awards previously granted thereunder will still occur in accordance with the vesting periods of the various grants.

The Company adopted the provisions of SFAS No. 123R in the first quarter of fiscal 2007 under the modified prospective method. SFAS No. 123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that the fair value of all share-based transactions, including grants of employee stock options, be recognized in the financial statements. Under the modified prospective transition method, stock-based compensation expense for the year-ended March 3, 2007 includes: (a) compensation expense estimated for the period for all stock-based compensation awards granted prior to, but not yet vested, as of February 25, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 25, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R for the period. Total stock-based compensation expense included in the results of operations for fiscal 2007, 2006 and 2005 was $5.1 million, $1.7 million and $0.5 million, respectively. In accordance with the modified prospective transition method of SFAS No. 123R, financial results for the prior period have not been restated.

As a result of adopting SFAS No. 123R on February 26, 2006, the Company’s earnings before income tax expense and net earnings for the year ended March 3, 2007 were $2.1 million and $1.6 million lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. If the Company had not adopted SFAS No. 123R, its basic and diluted earnings per share for the year ended March 3, 2007 would have been increased by $0.06. In accordance with SFAS No. 123R, the Company also reclassified unearned compensation for nonvested share awards of $4.7 million into additional paid-in capital. The cumulative effect adjustment for forfeitures related to nonvested share awards was not material.

Prior to the adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statements of cash flows. In accordance with SFAS No. 123R, for the year ended March 3, 2007, the Company revised its statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows. For fiscal 2007, $1.8 million of excess tax benefits were reported as financing cash flows rather than operating cash flows. Cash proceeds from the exercise of stock options were $8.8 million, $4.6 million and $1.6 million for fiscal 2007, 2006 and 2005, respectively.

The following table shows the effect on net earnings and per share data had the Company applied the fair value expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to all stock-based employee compensation during fiscal 2006 and 2005.

(In thousands, except per share data)	2006	2005
Net earnings
As reported	$23,768	$16,645
Compensation expense, net of income taxes	1,650	1,517

Pro forma	$22,118	$15,128

Earnings per share – basic
As reported	$0.87	$0.61
Pro forma	0.81	0.56

Earnings per share – diluted
As reported	$0.85	$0.60
Pro forma	0.79	0.55

Weighted average common shares outstanding
Basic	27,407	27,071
Diluted	27,926	27,670

The weighted average fair value per option for options granted in fiscal 2007, 2006 and 2005 was $6.53, $6.73 and $5.04, respectively. The aggregate intrinsic value of options (the amount by which the stock price on the date of exercise exceeded the stock price of the option on the date of grant) exercised in fiscal 2007, 2006 and 2005 was $3.7 million, $2.6 million and $1.3 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2007, 2006 and 2005, respectively.

	2007	2006	2005
Dividend yield	1.6%	1.7%	2.0%
Expected stock price volatility	49.6%	58.8%	63.3%
Risk-free interest rate	4.9%	3.8%	3.8%
Expected lives	4.6 years	4.8 years	4.9 years

The expected stock price volatility is based on historical experience. The risk-free interest rate is based on the U.S. Treasury Strip rate whose term is consistent with the expected life of the Company’s stock options. The expected life, the average time an option grant is outstanding, and forfeiture rates are estimated based on historical experience.

The following table summarizes the stock option and SAR transactions under the Plans for the year ended March 3, 2007:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at February 25, 2006	2,244,521	$12.14
SARs/options granted	324,761	15.56
Options exercised	(706,039)	12.64
Options and SARs canceled	(175,865)	13.97

Outstanding at March 3, 2007	1,687,378	$12.39	6.2 years	$11,813,116

Vested or expected to vest at March 3, 2007	1,644,481	$12.35	6.2 years	$11,582,911

Exercisable at March 3, 2007	1,171,221	$11.86	5.5 years	$8,822,585

Partnership Plan

The Amended and Restated 1987 Partnership Plan (the “Partnership Plan”), a plan designed to increase the ownership of Apogee stock by key employees, allowed participants selected by the Compensation Committee of the Board of Directors to defer earned incentive compensation through the purchase of Apogee common stock. The purchased stock was then matched by an equal award of restricted stock, which vested over a predetermined period. The restricted stock was recorded as unearned compensation in the equity section of the balance sheet. In accordance with EITF 97-14, Accounting for Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested, the deferred compensation in the form of the Company’s stock was recorded at historical cost and classified as common stock held in trust. Since the investments were all in Company stock, an offsetting amount was recorded as deferred compensation obligations in the equity section of the balance sheet. Common shares of 3,400,000 were authorized for issuance under the Partnership Plan. As of March 3, 2007, 3,266,000 shares have been issued or committed under the Partnership Plan. The Company expensed $0.3 million, $0.4 million and $2.5 million in conjunction with the Partnership Plan in fiscal 2007, 2006 and 2005, respectively.

This program was eliminated for fiscal 2006 and beyond, although vesting of restricted stock will still occur according to the vesting period of the grants.

Executive Compensation Program

In fiscal 2006, the Company implemented an executive compensation program to provide for a greater portion of total compensation to be delivered to key employees selected by the Compensation Committee of the Board of Directors through long-term incentives using performance shares and SARs. Performance shares are issued at the beginning of each fiscal year in the form of nonvested share awards. The number of shares issued at grant is equal to the target number of performance shares and allows for the right to receive an additional number of shares based on meeting pre-determined Company performance goals.

The following table summarizes the nonvested share award transactions, including performance shares, under the Plans for fiscal 2007:

	Nonvested Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 25, 2006	512,551	$12.41
Granted	207,472	15.75
Vested	(46,044)	11.03
Canceled	(90,144)	13.83

Nonvested at March 3, 2007	583,835	$13.48

At March 3, 2007, there was $5.6 million of total unrecognized compensation cost related to nonvested share awards, which is expected to be recognized over a weighted average period of approximately 37 months. The total fair value of shares vested during fiscal 2007 was $0.5 million.

14    Income Taxes

The components of income tax expense for continuing operations for each of the last three fiscal years are as follows:

(In thousands)	2007	2006	2005
Current:
Federal	$17,550	$7,878	$5,120
State and local	997	482	820

Total current for continuing operations	$18,547	$8,360	$5,940

Deferred:
Federal	$(1,350)	$(757)	$566
State and local	(50)	146	84

Total deferred for continuing operations	$(1,400)	$(611)	$650

Total income tax expense	$17,147	$7,749	$6,590

Income tax payments, net of refunds, were $15.0 million, $8.8 million and $4.4 million in fiscal 2007, 2006 and 2005, respectively.

The differences between the statutory federal income tax rates and consolidated effective tax rates are as follows:

	2007	2006	2005
Federal income tax expense at statutory rates	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.2	1.3	2.7
Tax credits	(0.8)	(0.8)	(4.6)
Foreign sales	(0.4)	(0.7)	(0.9)
Manufacturing deduction	(0.9)	(0.8)	—
Meals and entertainment	0.3	0.4	0.5
Incentive stock option compensation	0.4	—	—
Tax-exempt interest	(0.4)	(0.5)	(0.6)
Tax reserves adjustments and benefits recognized	0.7	(9.7)	(2.0)
Other, net	0.0	0.0	0.1

Income tax expense, continuing operations	35.1%	24.2%	30.2%

The decrease in the fiscal 2006 income tax rate to 24.2% was primarily due to non-cash resolutions of certain tax matters.

Tax benefits for deductions associated with the stock-based incentive plans amounted to $2.7 million, $1.2 million and $0.5 million in fiscal 2007, 2006 and 2005, respectively. These benefits were added directly to additional paid-in capital and were not reflected in the determination of income tax expense or benefit.

Deferred tax assets and deferred tax liabilities for continuing operations at March 3, 2007 and February 25, 2006 are as follows:

	2007		2006
(In thousands)	Current	Noncurrent	Current	Noncurrent
Accounts receivable	$714	$—	$874	$—
Accrued insurance	232	997	179	1,168
Other accruals	2,571	(750)	2,509	(752)
Deferred compensation	246	7,995	61	5,822
Restructuring reserve	513	1,511	587	1,789
Goodwill and other intangibles	—	(238)	—	(483)
Inventory	808	—	582	—
Depreciation	—	(7,317)	—	(7,678)
Mark-to-market interest rate swaps	—	(8)	—	7
Capital loss carryforward	—	—	—	285
Other	33	25	(279)	75

Deferred tax assets	$5,117	$2,215	$4,513	$233

The Company has state net operating loss carryforwards with a tax effect of $1.4 million. A full valuation allowance has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefit in future periods.

15    Discontinued Operations

The Company announced its intention to discontinue the manufacturing of ARG products and also announced its decision to sell the remaining portion of the Auto Glass segment that manufactures and sells OEM and aftermarket replacement windshields for the recreational vehicle and bus markets during fiscal 2007. The Company restated the consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. The Company expects to complete the sale of certain assets related to the business during fiscal 2008, and will convert the facility to support the Architectural segment’s glass fabrication business.

On January 2, 2004, the Company completed the cash sale of Harmon AutoGlass, with the selling price subject to a final working capital adjustment which was finalized during the second quarter of fiscal 2005, with no effect to the operating results of the Company. 17 properties that had not been sold with the business and which remained as assets held for sale were sold for net proceeds of $0.3 million and $3.4 million during fiscal 2006 and 2005, respectively.

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

(In thousands)	2007	2006	2005
Condensed Statement of Operations from Discontinued Businesses
Net sales	$26,903	$31,404	$33,581

(Loss) earnings before income taxes (prior to gain (loss) on disposal)	(4)	(755)	2,283
Income tax (benefit) expense	(5)	(286)	852

Earnings (loss) from operations, net of income taxes	1	(469)	1,431
Gain (loss) on disposal, net of income taxes	—	—	—

Net earnings (loss)	$1	$(469)	$1,431

(In thousands)	2007	2006
Summary Balance Sheets of Discontinued Businesses
Receivables, net of allowance for doubtful accounts	$3,790	$4,187
Other current assets	1,942	2,387
Property, plant and equipment, net	1,978	1,900
Other non-current assets	96	141
Accounts payable and accrued liabilities	3,310	4,386
Long-term liabilities	8,356	9,236

16    Quarterly Data (Unaudited)

The quarterly financial results presented below have been restated to reflect the business unit that comprises the Auto Glass segment as a discontinued operation.

	Quarter				Total
(In thousands, except per share data)	First	Second	Third	Fourth
Fiscal 2007
Net sales	$187,005	$181,755	$203,885	$206,202	$778,847
Gross profit	32,844	34,687	40,652	40,231	148,414
Earnings from continuing operations	7,399	11,420	16,224	13,756	48,799
(Loss) earnings from discontinued operations	(120)	12	(328)	437	1
Net earnings	4,742	7,333	9,903	9,675	31,653
Earnings per share – basic
Earnings from continuing operations	0.18	0.27	0.37	0.32	1.14
(Loss) earnings from discontinued operations	(0.01)	—	(0.01)	0.02	—
Net earnings	0.17	0.27	0.36	0.34	1.14
Earnings per share – diluted
Earnings from continuing operations	0.17	0.26	0.36	0.33	1.12
(Loss) earnings from discontinued operations	—	—	(0.01)	0.01	—
Net earnings	0.17	0.26	0.35	0.34	1.12

Fiscal 2006
Net sales	$155,580	$165,673	$168,561	$175,643	$665,457
Gross profit	29,384	32,159	32,969	33,910	128,422
Earnings from continuing operations	5,860	9,214	9,596	7,316	31,986
Earnings (loss) from discontinued operations	32	(358)	296	(439)	(469)
Net earnings	3,940	5,508	8,973	5,347	23,768
Earnings per share – basic
Earnings from continuing operations	0.14	0.21	0.32	0.21	0.88
(Loss) earnings from discontinued operations	—	(0.01)	0.01	(0.01)	(0.01)
Net earnings	0.14	0.20	0.33	0.20	0.87
Earnings per share – diluted
Earnings from continuing operations	0.14	0.21	0.31	0.21	0.87
(Loss) earnings from discontinued operations	—	(0.01)	0.01	(0.02)	(0.02)
Net earnings	0.14	0.20	0.32	0.19	0.85

17    Earnings Per Share

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

(In thousands)	2007	2006	2005
Basic earnings per share – weighted common shares outstanding	27,688	27,407	27,071
Weighted common shares assumed upon exercise of stock options	365	415	322
Unvested shares for deferred compensation plans	193	181	323

Diluted earnings per share – weighted common shares and potential common shares outstanding	28,246	28,003	27,716

There were 24,000 stock options excluded in both fiscal 2007 and 2006 and 547,000 stock options excluded in fiscal 2005, from the computation of diluted earnings per share due to their anti-dilutive effect.

18    Business Segments Data

The Company’s segments are aligned to match the markets they serve. They are Architectural Products and Services (Architectural) and Large-Scale Optical Technologies (LSO). The Architectural segment designs, engineers, fabricates, installs, maintains and renovates the walls of glass and windows comprising the outside skin of commercial and institutional buildings. The LSO segment manufactures value-added glass and acrylic products for the custom picture framing market and produces optical thin film coatings for consumer electronics displays.

In the fourth quarter of fiscal 2007, the Company announced its intention to sell the remaining portion of its Auto Glass Segment. The financial results for fiscal 2006 and 2005 have been restated to reflect this segment as a discontinued operation.

The following table presents certain data for our two segments, and consolidated data, for fiscal 2007, 2006 and 2005.

(In thousands)	2007	2006	2005
Net Sales from continuing operations
Architectural	$694,888	$576,189	$516,879
Large-scale optical	84,082	89,313	78,399
Intersegment elimination	(123)	(45)	(38)

Total	$778,847	$665,457	$595,240

Operating Income (Loss) from continuing operations
Architectural	$40,323	$18,424	$15,575
Large-scale optical	10,215	15,122	9,862
Corporate and other	(2,813)	(2,652)	(1,417)

Total	$47,725	$30,894	$24,020

Depreciation and Amortization from continuing operations
Architectural	$16,120	$15,276	$13,979
Large-scale optical	2,240	2,060	2,325
Corporate and other	176	113	399

Total	$18,536	$17,449	$16,703

Capital Expenditures and Acquisitions from continuing operations
Architectural	$38,128	$26,778	$24,870
Large-scale optical	1,678	2,272	1,448
Corporate and other	531	731	17

Total	$40,337	$29,781	$26,335

Identifiable Assets
Architectural	$329,589	$280,349	$250,990
Large-scale optical	47,138	51,566	53,072
Corporate and other	72,434	72,043	64,403

Total	$449,161	$403,958	$368,465

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

The Company’s fiscal 2007, 2006 and 2005 investment in the PPG Auto Glass joint venture and the goodwill associated with that investment of $27.7 million, $24.9 million and $22.3 million, respectively, and the marketable securities held for sale at the Company’s wholly owned insurance subsidiary of $19.1 million, $17.8 million and $13.7 million, respectively, are included in the identifiable assets for Corporate and other.

Apogee’s export net sales of $57.3 million, $38.6 million and $36.0 million for fiscal 2007, 2006 and 2005, respectively, were less than 10 percent of consolidated net sales each year. No single customer, including government agencies, accounts for 10 percent or more of consolidated net sales. Segment operating income is net sales less cost of sales and operating expenses. Operating income does not include provision for interest expense or income taxes. Corporate and other includes miscellaneous corporate activity not allocable to business segments.

19    Commitments and Contingent Liabilities

Operating lease commitments. As of March 3, 2007, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Total minimum payments	$9,340	$6,381	$5,456	$4,157	$2,820	$6,662	$34,816

Total rental expense was $18.5 million, $17.7 million and $18.4 million in fiscal 2007, 2006 and 2005, respectively.

The Company has entered sale and leaseback agreements for equipment that provide an option to purchase the equipment at projected future fair market value upon expiration of the leases, which occurs in fiscal 2008 and 2009. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. During the third quarter of fiscal 2007, the Company notified its lender of its intent to exercise the early buy-out option on one of its equipment leases. The early buy-out was effective March 5, 2007, at the beginning of fiscal 2008, in the amount of $4.3 million.

Under the Company’s sale and leaseback transactions, total gains of $9.7 million have been deferred and are being recognized over the terms of the respective leases. The March 3, 2007 and February 25, 2006 unamortized portion of the deferred gain of $1.4 million and $2.7 million, respectively, is included in the balance sheet captions accrued expenses and other long-term liabilities. The deferred gain associated with the early buy-out of equipment on March 5, 2007 reduced the capitalized value of the purchased equipment. The average annual lease payment over the life of the remaining leases is $2.8 million.

Bond commitments. In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in backlog. At March 3, 2007, these bonds totaled $289.7 million. With respect to our current portfolio of businesses, the Company has never been required to pay on these performance-based bonds.

Guarantees and warranties. The Company accrues for warranty exposures and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

(In thousands)	2007	2006
Beginning warranty accrual	$3,912	$3,717
Additional accruals	6,692	4,730
Claims paid	6,280	4,535

Ending warranty accrual	$4,324	$3,912

Letters of credit. At March 3, 2007, the Company had ongoing letters of credit related to its construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company was obligated as of March 3, 2007 was approximately $17.4 million. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of March 3, 2007, $10.9 million of letters of credit had been issued under the facility.

Purchase obligations. The Company has purchase obligations for capital expenditures related to the Company’s construction of its new architectural glass fabrication facility in St. George, Utah. The Company also has purchase obligations for raw material commitments and for a long-term freight commitment. At March 3, 2007, these purchase obligations totaled $19.3 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of March 3, 2007, future payments of $1.5 million were committed under such agreements.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The other information required by this item, other than the information set forth in Part I above under the heading “Executive Officers of the Registrant,” is set forth under the headings “Proposal 1: Election of Directors,” “Corporate Governance – Board Meetings,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Board Committees” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 27, 2007, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation,” “Executive Compensation Tables,” “Non-Employee Director Compensation” and “Corporate Governance – Board Committees” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 27, 2007, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information, except for the information set forth under “Executive Compensation – Compensation Committee Report,” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the headings “Proposal 2: Approval of the Amended and Restated Apogee Enterprises, Inc. Management Incentive Plan – Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 27, 2007, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the heading “Certain Relationships and Related Person Transactions” and “Corporate Governance – Board Independence” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 27, 2007, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the headings “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm – Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “– Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 27, 2007, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as a part of this report:

1.	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

2.	Financial Statement Schedules – Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves (1)	Balance at End of Period
Allowances for doubtful receivables
For the year ended March 3, 2007	$2,407	$887	$1,327	$1,967
For the year ended February 25, 2006	3,152	322	1,067	2,407
For the year ended February 26, 2005	2,857	801	506	3,152

(1) Net of recoveries

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits – See Item (b) below.

b)	Exhibits marked with an asterisk (*) identify each management contract or compensatory plan or arrangement. Exhibits marked with a double asterisk (**) are filed herewith. The remainder of the exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference.

Exhibit No.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

3.2	Amended and Restated Bylaws of Apogee Enterprises, Inc., as amended through January 24, 2006. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed January 30, 2006.

4.1	Specimen certificate for shares of common stock of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 4A to Registrant’s Annual Report on Form 10-K for the year ended March 2, 2002.

4.2	Amended and Restated Rights Agreement dated November 12, 2001, between Registrant and Bank of New York. Incorporated by reference to Registrant’s Form 8-A/A filed on November 30, 2001.

10.1*	1987 Apogee Enterprises, Inc. Stock Option Plan. Incorporated by reference to Registrant’s S-8 registration statement dated July 18, 1990.

10.2*	1997 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit A of Registrant’s proxy statement for the 1997 Annual Meeting of Shareholders, filed May 16, 1997.

10.3*	Resignation Agreement between Apogee Enterprises, Inc. and James L. Martineau. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.4*	Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement). Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 17, 2006.

10.5*	First Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement). Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed October 17, 2006.

10.6*	Apogee Enterprises, Inc. Executive Supplemental Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.7*	Form of 2005 Severance Agreement between the Registrant and certain senior executive officers of the Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 7, 2005.

10.8	Stock Purchase Agreement dated November 10, 1998 between Apogee Enterprises, Inc. and CompuDyne Corporation. Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 10, 1998.

10.9	Stock Purchase Agreement between the Registrant and CH Holdings, Inc. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on April 23, 1999.

10.10*	Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed October 17, 2006.

10.11	Contribution and Assumption Agreement dated June 13, 2000, among PPG Industries, the Registrant, certain subsidiaries of the Company and PPG Auto Glass. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 1, 2000.

10.12	Limited Liability Company Agreement dated June 13, 2000, between PPG Industries and the Registrant. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 1, 2000.

10.13*	Apogee Enterprises, Inc. Amended and Restated 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 30, 2006.

10.14*	Apogee Enterprises, Inc. Amended and Restated Executive Management Incentive Plan. Incorporated by reference to Appendix B of Registrant’s proxy statement for the 2005 Annual Meeting of Shareholders, filed May 12, 2005.

Exhibit No.
10.15	Credit Agreement dated as of April 25, 2003 between Apogee Enterprises, Inc. and banks party to the agreement, including related contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 1, 2002.

10.16*	Apogee Enterprises, Inc. Amended and Restated Employee Stock Purchase Plan and amendment thereto, dated January 14, 2004. Incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

10.17*	Bonus Award Agreement between the Registrant and Russell Huffer dated as of April 13, 2005. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 19, 2005.

10.18*	Form of Stock Appreciation Rights Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed April 19, 2005.

10.19*	Form of 2005 Performance Share Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed April 19, 2005.

10.20*	Apogee Enterprises, Inc. Non-Employee Director Charitable Matching Contribution Program. Incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the year-ended February 26, 2005.

10.21	Credit Agreement, dated as of May 4, 2005, between Apogee Enterprises, Inc. and banks party to the agreement, including related contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed May 10, 2005.

10.22*	Form of Non-Employee Director Stock Option Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed June 16, 2005.

10.23*	Agreement and Release between Apogee Enterprises, Inc. and Mark A. Burke dated June 17, 2005, and effective June 20, 2005. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed June 23, 2005.

10.24*	Resignation Agreement by and between Apogee Enterprises, Inc. and William F. Marchido effective as of July 20, 2005. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed July 22, 2005.

10.25*	First Amendment to the Form of 2005 Severance Agreement between Apogee Enterprises, Inc. and certain senior executive officers of Apogee Enterprises, Inc., dated as of January 24, 2006. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 30, 2006.

10.26*	Form of 2006 Severance Agreement between Apogee Enterprises, Inc. and certain senior executive officers of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 30, 2006.

10.27*	Summary of Director Compensation for Apogee Enterprises, Inc., effective July 1, 2005. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed October 25, 2005.

10.28*	Form of 2006 Performance Share Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year-ended February 25, 2006.

10.29*	Bonus Award Agreement between the Registrant and Russell Huffer dated as of April 26, 2006. Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the year-ended February 25, 2006.

10.30*	Summary of Director Compensation for Apogee Enterprises, Inc., effective May 1, 2006. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 2, 2006.

10.31*	Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed October 17, 2006.

10.32*	Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed October 17, 2006.

10.33	Amendment No. 1, dated as of November 14, 2006, to Credit Agreement, dated as of May 4, 2005, among Apogee Enterprises, Inc. and banks party to the agreement, including related contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 20, 2006.

Exhibit No.
10.34*	Resignation Agreement by and between Apogee Enterprises, Inc. and Michael B. Clauer effective as of November 20, 2006. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 22, 2006.

21**	Subsidiaries of the Registrant.

23**	Consent of Deloitte & Touche LLP.

31.1**	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2007.

APOGEE ENTERPRISES, INC.

By: /s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 2, 2007.

Signature	Title	Signature	Title
/s/ Russell Huffer Russell Huffer	Chairman, President, CEO and Director (Principal Executive Officer)	/s/ James S. Porter James S. Porter	CFO (Principal Financial and Accounting Officer)

/s/ Bernard P. Aldrich Bernard P. Aldrich	Director	/s/ Robert J. Marzec Robert J. Marzec	Director

/s/ Jerome L. Davis Jerome L. Davis	Director	/s/ Stephen C. Mitchell Stephen C. Mitchell	Director

/s/ Sara L. Hays Sara L. Hays	Director	/s/ Michael E. Shannon Michael E. Shannon	Director

/s/ J. Terry Manning J. Terry Manning	Director	/s/ Richard V. Reynolds Richard V. Reynolds	Director

James L. Martineau	Director	/s/ David E. Weiss David E. Weiss	Director