Form 10-Q
period 2007-06-02
APOGEE ENTERPRISES INC
filed 2007-07-12
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 2, 2007

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

As of July 5, 2007, 28,902,637 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	June 2, 2007	March 3, 2007
Assets
Current assets
Cash and cash equivalents	$3,738	$6,187
Receivables, net of allowance for doubtful accounts	164,634	160,473
Inventories	44,572	40,762
Deferred tax assets	5,609	5,117
Current assets of discontinued operations	3,277	5,732
Other current assets	6,531	4,213

Total current assets	228,361	222,484

Property, plant and equipment, net	143,382	134,256
Marketable securities available for sale	19,560	19,106
Deferred tax assets	5,088	2,216
Investments in affiliated companies	20,744	20,760
Assets of discontinued operations	1,856	2,074
Goodwill	44,044	44,044
Intangible assets, net of accumulated amortization of $4,587 and $4,304, respectively	3,622	3,904
Other assets	369	317

Total assets	$467,026	$449,161

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$57,040	$59,854
Accrued payroll and related benefits	16,971	25,589
Accrued self-insurance reserves	7,455	7,870
Other accrued expenses	15,864	20,487
Current liabilities of discontinued operations	5,960	3,310
Billings in excess of costs and earnings on uncompleted contracts	25,968	19,683
Accrued income taxes	4,528	9,066

Total current liabilities	133,786	145,859

Long-term debt	43,400	35,400
Uncertain tax positions	10,123	—
Long-term self-insurance reserves	12,477	12,014
Other long-term liabilities	12,381	11,864
Liabilities of discontinued operations	4,697	8,356

Commitments and contingent liabilities (Note 13)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,904,274 and 28,549,751, respectively	9,635	9,517
Additional paid-in capital	86,675	81,031
Retained earnings	156,058	147,248
Common stock held in trust	(4,473)	(4,473)
Deferred compensation obligations	4,473	4,473
Accumulated other comprehensive loss	(2,206)	(2,128)

Total shareholders’ equity	250,162	235,668

Total liabilities and shareholders’ equity	$467,026	$449,161

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended
(In thousands, except per share data)	June 2, 2007 (13 weeks)	June 3, 2006 (14 weeks)
Net sales	$209,885	$187,005
Cost of sales	166,997	154,161

Gross profit	42,888	32,844
Selling, general and administrative expenses	27,922	24,698

Operating income	14,966	8,146
Interest income	210	323
Interest expense	452	822
Other income (expense), net	20	(58)
Equity in loss of affiliated companies	(17)	(190)

Earnings from continuing operations before income taxes	14,727	7,399
Income tax expense	5,002	2,537

Earnings from continuing operations	9,725	4,862
Earnings (loss) from discontinued operations, net of income taxes	1,971	(120)

Net earnings	$11,696	$4,742

Earnings per share – basic
Earnings from continuing operations	$0.35	$0.18
Earnings (loss) from discontinued operations	0.07	(0.01)

Net earnings	$0.42	$0.17

Earnings per share – diluted
Earnings from continuing operations	$0.34	$0.17
Earnings from discontinued operations	0.06	—

Net earnings	$0.40	$0.17

Weighted average basic shares outstanding	28,150	27,603
Weighted average diluted shares outstanding	28,885	28,022

Cash dividends declared per common share	$0.0675	$0.0650

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
(In thousands)	June 2, 2007 (13 weeks)	June 3, 2006 (14 weeks)
Operating Activities
Net earnings	$11,696	$4,742
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (earnings) loss from discontinued operations	(1,971)	120
Depreciation and amortization	5,663	5,012
Stock-based compensation	1,384	1,178
Deferred income taxes	(231)	(136)
Excess tax benefits from stock-based compensation	(1,142)	(347)
Equity in loss of affiliated companies	17	190
Gain on disposal of assets	(75)	(1,174)
Other, net	(29)	312
Changes in operating assets and liabilities:
Receivables	(4,161)	(1,030)
Inventories	(3,810)	(5,503)
Accounts payable and accrued expenses	(18,073)	(10,612)
Billings in excess of costs and earnings on uncompleted contracts	6,285	(95)
Refundable and accrued income taxes	3,587	2,029
Other, net	(2,314)	(2,715)

Net cash used in continuing operating activities	(3,174)	(8,029)

Investing Activities
Capital expenditures	(14,043)	(7,417)
Proceeds from sales of property, plant and equipment	24	1,522
Proceeds on note from equity investments	—	1,250
Purchases of marketable securities	(4,887)	(10,444)
Sales/maturities of marketable securities	4,272	12,870

Net cash used in investing activities	(14,634)	(2,219)

Financing Activities
Net proceeds from revolving credit agreement	8,000	14,700
Proceeds from issuance of common stock, net of cancellations	1,459	1,889
Excess tax benefits from stock-based compensation	1,142	347
Dividends paid	—	(3,642)

Net cash provided by financing activities	10,601	13,294

Cash Flows of Discontinued Operations
Net cash provided by (used in) operating activities	1,681	(208)
Net cash provided by (used in) investing activities	3,077	(487)
Net cash provided by financing activities	—	—

Net cash provided by (used in) discontinued operations	4,758	(695)

(Decrease) increase in cash and cash equivalents	(2,449)	2,351
Cash and cash equivalents at beginning of year	6,187	4,676

Cash and cash equivalents at end of period	$3,738	$7,027

Noncash Activity
Capital expenditures in accounts payable	$513	$153
Dividends in accounts payable	1,949	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 3, 2007. The results of operations for the three-month period ended June 2, 2007 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 2, 2007 and March 3, 2007, and the results of operations and cash flows for the three-month periods ended June 2, 2007 and June 3, 2006.

The Company’s fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November. The period ended June 2, 2007 consisted of 13 weeks, while the period ended June 3, 2006 consisted of 14 weeks.

2.	New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income tax by prescribing a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on March 4, 2007, the beginning of the Company’s fiscal year 2008. The adoption of FIN 48 increased total assets by $2.8 million, total liabilities by $2.0 million and total shareholders’ equity by $0.8 million. The adoption of FIN 48 had no impact on our consolidated results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the Company’s fiscal year 2009. The Company has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159), which becomes effective for fiscal periods beginning after November 15, 2007, the Company’s fiscal year 2009. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The Company has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.

3.	Stock-Based Compensation

Stock Incentive Plan

The 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan provide for the issuance of 3,400,000 and 2,500,000 shares, respectively, for various forms of stock-based compensation (the Plans). Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights (SARs), are granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. Nonvested share awards are also included in these Plans. Outstanding options issued to employees generally vest over a four-year period, outstanding SARs vest over a three-year period and outstanding options issued to directors vest at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards generally vest over a three or four-year period.

The 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under the plan, although vesting and exercises of options and vesting of nonvested share awards previously granted hereunder will still occur in accordance with the vesting periods of the various grants.

Total stock-based compensation expense included in the results of operations for the three months ended June 2, 2007 and June 3, 2006, was $1.4 million and $1.2 million, respectively. Cash proceeds from the exercise of stock options were $3.5 million and $2.1 million for the three months ended June 2, 2007 and June 3, 2006, respectively.

The weighted average fair value per option at the date of grant for options granted in the first quarters of fiscal 2008 and 2007 was $8.90 and $6.56, respectively. The aggregate intrinsic value of options (the amount by which the stock price on the date of exercise exceeded the stock price of the option on the date of grant) exercised during the three months ended June 2, 2007 and June 3, 2006 was $3.3 million and $0.7 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants through the first quarter of fiscal 2008 and 2007, respectively.

	June 2, 2007	June 3, 2006
Dividend yield	1.1%	1.6%
Expected volatility	41.3%	49.6%
Risk-free interest rate	4.3%	4.9%
Expected lives	4.5 years	4.6 years

The expected stock price volatility is based on historical experience. The risk-free interest rate is based on the U.S. Treasury Strip rate whose term is consistent with the expected life of the Company’s stock options. The expected life, the average time an option grant is outstanding, and forfeiture rates are estimated based on historical experience.

The following table summarizes the stock option and SARs transactions under the Plans for the three months ended June 2, 2007:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 3, 2007	1,687,378	$12.39
SARs granted	258,927	24.16
Options exercised	(292,492)	12.50
Options and SARs canceled	(675)	11.86

Outstanding at June 2, 2007	1,653,138	$14.19	6.7 years	$19,003,227

Vested or expected to vest at June 2, 2007	1,602,196	$14.01	6.6 years	$18,716,650

Exercisable at June 2, 2007	1,121,311	$11.90	5.8 years	$15,464,974

Executive Compensation Plan

In fiscal 2006, the Company implemented an executive compensation program to provide for a greater portion of total compensation to be delivered to key employees selected by the Compensation Committee of the Board of Directors through long-term incentives using performance shares and SARs. Performance shares are issued at the beginning of each fiscal year in the form of nonvested share awards. The number of shares issued at grant is equal to the target number of performance shares and allows for a positive or negative adjustment in the number of shares earned based on whether the Company achieves pre-determined Company performance goals.

The following table summarizes the nonvested share award transactions, including performance shares, under the Plans for the three months ended June 2, 2007:

	Nonvested Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at March 3, 2007	583,835	$13.48
Granted	155,154	24.19
Vested	(44,276)	11.17
Canceled	(709)	14.97

Nonvested at June 2, 2007	694,004	$16.02

At June 2, 2007, there was $7.5 million of total unrecognized compensation cost related to nonvested share awards which is expected to be recognized over a weighted average period of approximately 33 months. The total fair value of shares vested during the current period was $0.5 million.

4.	Earnings per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended
(In thousands)	June 2, 2007	June 3, 2006
Basic earnings per share – weighted common shares outstanding	28,150	27,603
Weighted common shares assumed upon exercise of stock options	490	289
Unvested shares for deferred compensation plans	245	130

Diluted earnings per share – weighted common shares and potential common shares outstanding	28,885	28,022

Earnings per share – basic	$0.42	$0.17
Earnings per share – diluted	0.40	0.17

There were approximately 256,000 and 141,000 stock options excluded in the first quarter of fiscal 2008 and 2007, respectively, from the computation of diluted earnings per share due to their anti-dilutive effect.

5.	Inventories

(In thousands)	June 2, 2007	Mar. 3, 2007
Raw materials	$16,489	$14,179
Work-in-process	9,126	8,129
Finished goods	10,991	11,093
Costs and earnings in excess of billings on uncompleted contracts	7,966	7,361

Total inventories	$44,572	$40,762

6.	Equity Investment

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass (ARG) distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The Company’s investment in PPG Auto Glass was $20.7 million and $20.5 million at June 2, 2007 and March 3, 2007, respectively. At June 2, 2007 and March 3, 2007, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill.

In addition to the above investment, the Company had another equity-method investment totaling $0.3 million at March 3, 2007. The investment was written-off during the first quarter of fiscal 2008.

7.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the three months ended June 2, 2007 is detailed below. “Corporate and Other” includes the excess of the cost of the investment over the value of the underlying net tangible assets related to the formation of the PPG Auto Glass joint venture.

(In thousands)	Architectural	Large-Scale Optical	Corporate and Other	Total
Balance at March 3, 2007	$26,185	$10,607	$7,252	$44,044
Adjustment	—	—	—	—

Balance at June 2, 2007	$26,185	$10,607	$7,252	$44,044

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	June 2, 2007			March 3, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$2,055	$(1,396)	$659	$2,054	$(1,367)	$687
Non-compete agreements	2,899	(1,724)	1,175	2,899	(1,606)	1,293
Customer relationships	2,700	(1,117)	1,583	2,700	(1,028)	1,672
Purchased intellectual property	555	(350)	205	555	(303)	252

Total	$8,209	$(4,587)	$3,622	$8,208	$(4,304)	$3,904

Amortization expense on these identifiable intangible assets was $0.3 million for both the three months ended June 2, 2007 and June 3, 2006. The amortization expense associated with the debt issue costs is included in interest expense in the consolidated results of operations. At June 2, 2007, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2008 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012
Estimated amortization expense	$823	$909	$642	$333	$267

9.	Long-Term Debt

The Company maintains a $100.0 million revolving credit facility. On November 14, 2006, the Company entered into Amendment No. 1 to the Credit Agreement. The amendment extended the expiration date of the agreement from May 2010 to November 2011, effectively decreased the interest rate paid on borrowings and decreased the commitment fee. No other provisions of the agreement were affected by the amendment. The financing costs associated with the credit facility were added to debt issue costs and are being amortized over the term of the new credit agreement.

Borrowings of $35.0 million were outstanding as of June 2, 2007. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at June 2, 2007 was $201.3 million, whereas the Company’s net worth as defined in the credit facility was $250.2 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.58 at June 2, 2007. If the Company is not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At June 2, 2007, the Company was in compliance with all of the financial covenants of the credit facility.

Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

Interest payments were $0.6 million and $0.8 million for the three months of fiscal 2008 and 2007, respectively. As interest payments relate to funds borrowed to purchase major buildings, information systems and equipment installations, we capitalize the payments and depreciate them over the lives of the related assets; capitalized interest for the three months ended June 2, 2007 and June 3, 2006 was $0.2 million and $0.1 million, respectively.

10.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officers’ Supplemental Executive Retirement Plan (SERP) for the first quarter of fiscal 2008 and 2007 were as follows:

	Three months ended
(In thousands)	June 2, 2007	June 3, 2006
Service cost	$13	$53
Interest cost	104	85
Amortization of prior-year service cost	59	59
Amortization of unrecognized net loss	18	3

Net periodic benefit cost	$194	$200

11.	Income Taxes

The Company adopted FIN 48 on March 4, 2007, the beginning of the Company’s fiscal year 2008. The adoption of FIN 48 increased total assets by $2.8 million, total liabilities by $2.0 million and total shareholders’ equity by $0.8 million. The adoption of FIN 48 had no impact on our consolidated results of operations.

The total liability for unrecognized tax benefits as of March 4, 2007, the date of adoption, was $10.4 million, of which $2.6 million, if recognized, would decrease the continuing operations effective tax rate. The total liability for unrecognized tax benefits at the date of adoption includes $4.9 million related to discontinued operations which, if recognized, would decrease the effective tax rate for discontinued operations.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense which is consistent with our past practices. As of March 4, 2007, approximately $2.7 million for the possible payment of penalties and interest, including $1.8 million related to discontinued operations, was recorded and included in the total liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years prior to fiscal 2003. The Internal Revenue Service (IRS) has audited the Company through fiscal 2002.

During the first quarter of fiscal 2008, the total liability for unrecognized tax benefits did not materially increase or decrease. The total liability for unrecognized tax benefits is not expected to change materially during the next 12 months as a result of settlements of audits and the expiration of statutes of limitations in various jurisdictions.

12.	Discontinued Operations

During fiscal 2007, the Company announced its intention to discontinue the manufacturing of ARG products and also announced its decision to sell the remaining portion of the Auto Glass segment that manufactures and sells OEM and aftermarket replacement windshields for the recreational vehicle and bus markets. The Company restated its consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. The Company signed an asset purchase agreement in the first quarter of fiscal 2008 and expects to complete the sale of certain assets related to the business during the third quarter of fiscal 2008. The Auto Glass segment’s manufacturing facility was not part of the purchase agreement; it is being converted to support the Architectural segment’s glass fabrication business.

In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of the Company’s detention/security business and its exit from international curtainwall operations. The remaining estimated cash expenditures related to these discontinued operations are recorded as liabilities of discontinued operations, and a majority of the remaining cash expenditures related to discontinued operations is expected to be paid within the next three years. The majority of these liabilities relate to the international curtainwall operations, including bonds outstanding, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K courts. The reserve for discontinued operations also covers other liability issues, consisting of warranty issues relating to these and other international construction projects.

During the first quarter of fiscal 2008, these reserves were reduced by $3.5 million, primarily due to resolution of an outstanding legal matter related to a significant French curtainwall project, which was reported as income from discontinued operations. The remaining amount in results from discontinued operations in the current quarter reflects the operating loss of the Auto Glass segment that is in the process of being sold.

	Three Months Ended
(In thousands)	June 2, 2007	June 3, 2006
Condensed Statement of Operations from Discontinued Businesses
Net sales	$4,973	$8,064

Earnings (loss) before income taxes (prior to gain (loss) on disposal)	3,094	(193)
Income tax expense (benefit)	1,123	(73)

Earnings (loss) from operations, net of income taxes	1,971	(120)
Gain (loss) on disposal, net of income taxes	—	—

Net earnings (loss)	$1,971	$(120)

(In thousands)	June 2, 2007	March 3, 2007
Summary Balance Sheets of Discontinued Businesses
Receivables, net of allowance for doubtful accounts	$1,937	$3,790
Other current assets	1,340	1,942
Property, plant and equipment, net	1,856	1,978
Other non-current assets	—	96
Accounts payable and accrued liabilities	5,960	3,310
Long-term liabilities	4,697	8,356

13.	Commitments and Contingent Liabilities

Operating lease commitments. As of June 2, 2007, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter	Total
Total minimum payments	$6,997	$6,698	$5,609	$4,455	$3,141	$7,897	$34,797

Bond commitments. In the ordinary course of business, predominantly in our installation business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in our backlog. At June 2, 2007, these bonds totaled $332.9 million. With respect to our current portfolio of businesses, the Company has never been required to pay on these performance-based bonds.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

	Three months ended
(In thousands)	June 2, 2007	June 3, 2006
Balance at beginning of period	$4,324	$3,912
Additional accruals	986	932
Claims paid	1,548	1,748

Balance at ending of period	$3,762	$3,096

Letters of credit. At June 2, 2007, the Company had ongoing letters of credit related to construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company was obligated as of June 2, 2007 was approximately $17.7 million. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of June 2, 2007, $11.1 million of letters of credit had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments, capital expenditures and a long-term freight commitment. As of June 2, 2007, these obligations totaled $13.4 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of June 2, 2007, future payments of $1.3 million were committed under such agreements.

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

14.	Comprehensive Earnings

	Three months ended
(In thousands)	June 2, 2007	June 3, 2006
Net earnings	$11,696	$4,742
Unrealized gain on derivatives, net of $16 and $29 tax expense, respectively	28	52
Unrealized loss on marketable securities, net of $56 and $7 tax benefit, respectively	(106)	(13)

Comprehensive earnings	$11,618	$4,781

15.	Segment Information

The following table presents sales and operating income data for our two segments, and consolidated, for the three months ended June 2, 2007, as compared to the corresponding period a year ago.

	Three months ended
(In thousands)	June 2, 2007 (13 weeks)	June 3, 2006 (14 weeks)
Net Sales from Continuing Operations
Architectural	$188,227	$165,263
Large-Scale Optical	21,655	21,765
Intersegment Eliminations	3	(23)

Net Sales	$209,885	$187,005

Operating Income (Loss) from Continuing Operations
Architectural	$11,585	$5,567
Large-Scale Optical	3,927	3,133
Corporate and Other	(546)	(554)

Operating Income	$14,966	$8,146

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007.

We wish to caution investors that other factors might in the future prove to be important in affecting the Company’s results of operations. New factors emerge from time to time; it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leader in certain technologies involving the design and development of value-added glass products, services and systems. The Company is comprised of two segments: Architectural Products and Services (Architectural) and Large-Scale Optical (LSO). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass and windows primarily comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, a leading fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems, a manufacturer of custom aluminum window systems and curtainwall; and Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters. Our LSO segment consists of Tru Vue, a value-added glass and acrylic manufacturer for the custom picture framing market, and a producer of optical thin film coatings for consumer electronics displays.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended March 3, 2007 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the first three months of the current and past fiscal year.

	Three months ended
(Percent of net sales)	June 2, 2007	June 3, 2006
Net sales	100.0%	100.0%
Cost of sales	79.6	82.4

Gross profit	20.4	17.6
Selling, general and administrative expenses	13.3	13.2

Operating income	7.1	4.4
Interest income	0.1	0.1
Interest expense	0.2	0.4
Other expense, net	—	—
Equity in loss of affiliated companies	—	(0.1)

Earnings from continuing operations before income taxes	7.0	4.0
Income tax expense	2.4	1.4

Earnings from continuing operations	4.6	2.6
Earnings (loss) from discontinued operations, net of income taxes	1.0	(0.1)

Net earnings	5.6%	2.5%

Effective tax rate for continuing operations	34.0%	34.3%

Highlights of First Quarter Fiscal 2008 Compared to First Quarter Fiscal 2007

•

Consolidated net sales increased 12.2 percent, or $22.9 million, during the first quarter ended June 2, 2007 compared to the prior-year period, primarily due to increased Architectural segment volume across all businesses in the segment, including job flow in the installation business, and improved pricing within our Architectural glass business. The extra week in the prior year period had a 7 percent impact on the year-over-year comparison.

•

Gross profit as a percent of sales increased to 20.4 percent from 17.6 percent in the prior-year period primarily as a result of increased pricing and a better mix of higher margin projects within our Architectural segment businesses. The startup of our new architectural glass facility in St. George, Utah during the first quarter offset these improvements by 1.0 percentage point. The prior-year margin included unusual health insurance costs that did not repeat in the current year, which had a 0.6 percentage point impact on the prior-year margin.

•

Selling, general and administrative (SG&A) expenses were flat as a percent of net sales, but were up $3.2 million. The increase in SG&A expenses for the first quarter ended June 2, 2007 compared to the prior-year period relates primarily to the impact of higher salaries, wages and increased incentive compensation expense due to improved financial performance. SG&A is also up due to spending to update our computer systems and infrastructure. Additionally, the prior-year period included a net gain on asset dispositions of $0.4 million in the Architectural segment.

•

Equity in affiliated companies, which includes our 34 percent interest in PPG Auto Glass, LLC, an automotive replacement glass distribution business, reported income of $0.3 million during the first quarter of fiscal 2008, compared to a loss of $0.2 million in the prior-year period. The prior-year loss was primarily due to lower pricing in the automotive replacement glass market and acquisition integration costs. The current-year period also included a $0.3 million charge related to a small investment that was written-off during the quarter.

Segment Analysis

The following table presents sales and operating income data for our two segments and on a consolidated basis for the first quarter, when compared to the corresponding period a year ago.

	Three months ended
(In thousands)	June 2, 2007 (13 weeks)	June 3, 2006 (14 weeks)	% Change
Net Sales from Continuing Operations
Architectural	$188,227	$165,263	13.9%
Large-Scale Optical	21,655	21,765	(0.5)
Intersegment Eliminations	3	(23)	NM

Net Sales	$209,885	$187,005	12.2%

Operating Income (Loss) from Continuing Operations
Architectural	$11,585	$5,567	108.1%
Large-Scale Optical	3,927	3,133	25.3
Corporate and Other	(546)	(554)	NM

Operating Income	$14,966	$8,146	83.7%

NM = not meaningful

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•

First quarter net sales of $188.2 million increased 13.9 percent as a result of increased Architectural glass volume, including job flow in the installation business due to a strong commercial construction market, and pricing, particularly in our glass fabrication business.

•

Operating income of $11.6 million in the current quarter increased 108.1 percent over the prior-year period as a result of improved pricing, manufacturing operations improvements and a better mix of higher margin projects. Operating margin of 6.2 percent was up compared to 3.4 percent in the prior year. The margin improvement for the current quarter was reduced 1.2 percentage points by the startup of the new architectural glass facility in St. George, Utah.

•

Architectural backlog at June 2, 2007 increased to $413.7 million from $360.4 million in the prior-year period and was down from the $423.8 million reported at fiscal 2007 year-end. We continue to see strong bidding activity throughout the segment. We expect approximately $260 million of this backlog to flow during the remainder of fiscal 2008.

Large-Scale Optical Technologies (LSO)

•

First quarter revenues were $21.7 million, flat to the prior-year period. Strong growth of our best value-added picture framing products in the current-year quarter was offset by strong prior-year picture framing volume, as well as more consumer electronics sales and the result of the extra week in the prior-year period.

•

Operating income of $3.9 million was up 25.3 percent over the prior-year period. Operating margin of 18.1 percent was up 3.7 percentage points over the prior year as a result of a higher mix of our best value-added picture framing glass.

Consolidated Backlog

•	At June 2, 2007, our consolidated backlog was $417.1 million, up 14.5 percent from the prior-year period and down 2.9 percent from the $429.7 million reported at March 3, 2007.

•	The backlog of the Architectural segment represented 99.2 percent of the Company’s consolidated backlog.

•

We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in its business. We do not feel that sequential growth in backlog is necessary to grow revenues. Additionally, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of the Company’s sales, the Company does not believe that backlog should be used as the sole indicator of future earnings of the Company.

Discontinued Operations

During fiscal 2007, we announced our intention to discontinue the manufacturing of automotive replacement glass (ARG) products and also announced the decision to sell the remaining portion of the Auto Glass segment that manufactures and sells OEM and aftermarket replacement windshields for the recreational vehicle and bus markets. We restated the consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. We signed an asset purchase agreement in the first quarter of fiscal 2008 and expect to complete the sale of certain assets related to the business during the third quarter of fiscal 2008. The Auto Glass segment’s manufacturing facility was not part of the purchase agreement; it will be converted to support the Architectural segment’s glass fabrication business.

In several transactions in fiscal years 1998 through 2000, we completed the sale of our large-scale domestic curtainwall business, the sale of the detention/security business and the exit from international curtainwall operations. The remaining estimated cash expenditures related to these discontinued operations are recorded as liabilities of discontinued operations and a majority of the remaining cash expenditures related to discontinued operations is expected to be paid within the next three years. The majority of these liabilities relate to the international curtainwall operations, including bonds outstanding, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K courts. The reserve for discontinued operations also covers other liability issues, consisting of warranty issues relating to these and other international construction projects.

During the first quarter of fiscal 2008, these reserves were reduced by $3.5 million, primarily due to resolution of an outstanding legal matter related to a significant French curtainwall project, which was reported as income from discontinued operations. The remaining amount in results from discontinued operations in the current quarter reflects the operating loss of the Auto Glass segment that is in the process of being sold.

Liquidity and Capital Resources

	Three months ended
(Cash effect, in thousands)	June 2, 2007	June 3, 2006
Net cash used in continuing operating activities	$(3,174)	$(8,029)
Capital expenditures	(14,043)	(7,417)
Net increase in borrowings	8,000	14,700
Dividends paid	—	(3,642)

Operating activities. Cash used in operating activities of continuing operations was $3.2 million for the first quarter of fiscal 2008, compared to $8.0 million in the prior-year period. We experience seasonally high cash outflow from operations in the first quarter as a result of payments made to fund annual incentive, retirement plans and tax payments, which impacted both fiscal 2008 and 2007 operating cash flows. Non-cash working capital (current assets, excluding cash, less current liabilities) was $90.8 million at June 2, 2007, compared to $70.4 million at fiscal 2007 year-end. Although working capital increased during the first quarter of fiscal 2008, the increase was less than the fiscal 2007 first quarter increase, resulting in a positive variance when comparing sources of cash.

Investing Activities. Through the first quarter of fiscal 2008, investing activities used $14.6 million of cash, compared to $2.2 million in the same period last year. New capital investments through the first quarter of fiscal 2008 totaled $14.0 million, including completion of our new architectural glass fabrication plant in St. George, Utah, and investments in Architectural glass fabrication capacity expansions; this compares to $7.4 million in the prior-year period. The net position of investments in our captive insurance company resulted in $0.6 million in net purchases versus $2.4 million in net proceeds in the prior year.

In fiscal 2008, we expect to incur capital expenditures for capacity expansions and productivity improvements in each of the Architectural and LSO segments, expenditures to upgrade existing information systems, as well as costs necessary to maintain existing facilities and safety. Fiscal 2008 capital expenditures are expected to be approximately $60 million.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses and further invest in, fully divest and/or sell parts of our current businesses.

Cash flows provided by investing activities from discontinued operations was largely related to cash received as an advance under the asset purchase agreement signed during the quarter with respect to the sale of our Auto Glass manufacturing business.

Financing Activities. Total outstanding borrowings increased to $43.4 million at June 2, 2007 from the $35.4 million outstanding at March 3, 2007, due to working capital needs and capital expenditures. The majority of our long-term debt, $35.0 million, consisted of bank borrowings under our $100.0 million syndicated revolving credit facility. Our debt-to-total-capital ratio was 14.8 percent at June 2, 2007, up from 13.1 percent at March 3, 2007.

We did not pay any dividends during the first quarter of fiscal 2008 compared to payments of $3.6 million in the prior-year, three-month period. This was due to the timing of quarterly dividend payments whereby, although declared, no payments were made in the current quarter and two were paid in the prior-year current quarter.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock in the open market at prevailing market prices. No share repurchases were made under this plan during fiscal 2007 or the first quarter of fiscal 2008. We have purchased a total of 535,324 shares at a total cost of $7.2 million since the inception of this program. We have remaining authority to repurchase 964,676 shares under this program, although we do not expect to repurchase any shares during the remainder of fiscal 2008.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Period
(In thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Continuing Operations
Borrowings under credit facility	$—	$—	$—	$—	$35,000	$—	$35,000
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Operating leases (undiscounted)	6,997	6,698	5,609	4,455	3,141	7,897	34,797
Purchase obligations	13,372	—	—	—	—	—	13,372
Interest on fixed-rate debt	424	326	12	—	—	—	762
Uncertain tax positions	382	—	—	—	—	—	382
Other obligations	605	424	303	—	—	—	1,332

Total cash obligations	$21,780	$7,448	$5,924	$4,455	$38,141	$16,297	$94,045

We maintain a $100.0 million revolving credit facility. On November 14, 2006, we entered into Amendment No. 1 to the Credit Agreement. The amendment extended the expiration date of the agreement from May 2010 to November 2011, effectively decreased the interest rate paid on borrowings and decreased the commitment fee. No other provisions of the agreement were affected by the amendment. The financing costs associated with the credit facility were added to debt issue costs and are being amortized over the term of the new credit agreement

Borrowings of $35.0 million were outstanding as of June 2, 2007. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at June 2, 2007 was $201.3 million, whereas our net worth as defined in the credit facility was $250.2 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 0.58 at June 2, 2007. If we are not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At June 2, 2007, we were in compliance with all of the financial covenants of the credit facility.

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

We have purchase obligations for raw material commitments, capital expenditures and a long-term freight commitment. As of June 2, 2007, these obligations totaled $13.4 million.

Upon adoption of FIN 48, we had $10.1 million of long-term unrecognized tax benefits. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

The other obligations relate to non-compete and consulting agreements with current and former employees.

	Amount of Commitment Expiration Per Period
(In thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Standby letters of credit	$7,452	$1,562	$—	$—	$—	$8,653	$17,667

In addition to the above standby letters of credit, which are predominantly issued for performance related bonds in our discontinued European curtainwall business, we are required, in the ordinary course of business, to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of projects that are in process and in our backlog. At June 2, 2007, these bonds totaled $332.9 million. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

We maintain two interest rate swaps that effectively convert $14.5 million of variable rate borrowings into fixed rate obligations. The notional value of the swaps varies between $14.5 million and $3.0 million, at expiration on March 29, 2009. We receive payments at variable rates while making payments at fixed rates of 5.01 and 4.88 percent.

We experienced a material increase in our premiums and risk retention for our first-party product liability coverages in fiscal 2003, and although we have been able to continue these coverages through fiscal 2008, the premiums and retention have remained high. A material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2008, we believe that current cash on hand, cash generated from operating activities and available capacity under our committed revolving credit facility should be adequate to fund our working capital requirements, planned capital expenditures and dividend payments.

Outlook

The following statements are based on current expectations for full-year fiscal 2008 results. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to increase 10 to 13 percent compared to fiscal 2007.

¡	Architectural segment revenues are expected to increase 11 to 14 percent during the year due to the strong commercial construction market.

¡	LSO segment revenues are expected to be up slightly.

•

Annual gross margins are expected to be slightly higher than 20 percent, approximately 1 percentage point higher than in fiscal 2007, due to increased pricing, operational improvements and cost reductions. These factors are expected to more than offset increases in wages, health care, energy, materials and freight, as well as costs related to the startup of the new architectural glass facility.

•	SG&A expenses as a percent of sales are projected to be approximately 13 percent.

•

Expected annual operating margins by segment are: Architectural, approximately 6.6 to 6.9 percent, including the negative full-year impact of approximately 0.3 percentage point for the one-time startup costs for the new architectural glass facility; and LSO, 14 to 15 percent.

•	Equity in affiliates, which reflects our portion of the results of the PPG Auto Glass joint venture, is expected to report earnings of approximately $2 million.

•	Full-year capital expenditures are projected to be approximately $60 million, including capital for capacity expansions and productivity improvements in each of the Architectural and LSO segments.

•	Depreciation and amortization are estimated at approximately $23 million for the year.

•	Debt is expected to be approximately $35 to $45 million at fiscal year-end.

•	The effective tax rate for the full year is anticipated to be slightly less than 34.5 percent.

•	Earnings per share from continuing operations are expected to range from $1.37 to $1.47 for the full year.

Related Party Transactions

No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007.

Critical Accounting Policies

No material changes have occurred in the disclosure with respect to our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the disclosure of quantitative and qualitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007.

Item 4:	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 2, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

There were no material changes in the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2008:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
March 4, 2007 through March 31, 2007	293	$19.12	—	964,676
April 1, 2007 through April 28, 2007	54,159	23.59	—	964,676
April 29, 2007 through June 2, 2007	30,980	24.32	—	964,676
Total	85,432		—	964,676

(a)	The purchases in this column consist entirely of those shares surrendered to us by plan participants in order to satisfy a stock-for-stock option exercise or withholding tax obligations related to stock-based compensation. These purchases are not part of a publicly announced plan or program.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. The Company announced the authorization of the repurchase program on April 10, 2003. This repurchase program does not have an expiration date.

Item 6.	Exhibits

(a)

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: July 12, 2007	By: /s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: July 12, 2007	By: /s/ James S. Porter
James S. Porter
Chief Financial Officer (Principal Financial and Accounting Officer)