Form 10-Q
period 2007-09-01
APOGEE ENTERPRISES INC
filed 2007-10-11
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 1, 2007

Commission File Number: 0-6365

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

As of October 4, 2007, 29,108,985 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	September 1, 2007	March 3, 2007
Assets
Current assets
Cash and cash equivalents	$10,311	$6,187
Receivables, net of allowance for doubtful accounts	165,077	160,473
Inventories	42,308	40,762
Deferred tax assets	5,609	5,117
Current assets of discontinued operations	2,383	5,732
Other current assets	6,518	4,213

Total current assets	232,206	222,484

Property, plant and equipment, net	151,363	134,256
Marketable securities available for sale	20,873	19,106
Deferred tax assets	5,083	2,216
Investments in affiliated companies	22,237	20,760
Assets of discontinued operations	1,724	2,074
Goodwill	44,044	44,044
Intangible assets, net	3,348	3,904
Other assets	361	317

Total assets	$481,239	$449,161

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$57,761	$59,854
Accrued payroll and related benefits	22,530	25,589
Accrued self-insurance reserves	8,879	7,870
Other accrued expenses	16,404	20,487
Current liabilities of discontinued operations	8,147	3,310
Billings in excess of costs and earnings on uncompleted contracts	30,502	19,683
Accrued income taxes	8,184	9,066

Total current liabilities	152,407	145,859

Long-term debt	24,300	35,400
Uncertain tax positions	10,359	—
Long-term self-insurance reserves	12,690	12,014
Other long-term liabilities	12,493	11,864
Liabilities of discontinued operations	4,524	8,356

Commitments and contingent liabilities (Note 12)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 29,091,591 and 28,549,751, respectively	9,697	9,517
Additional paid-in capital	91,830	81,031
Retained earnings	165,131	147,248
Common stock held in trust	(4,535)	(4,473)
Deferred compensation obligations	4,535	4,473
Accumulated other comprehensive loss	(2,192)	(2,128)

Total shareholders’ equity	264,466	235,668

Total liabilities and shareholders’ equity	$481,239	$449,161

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
(In thousands, except per share data)	Sept. 1, 2007 (13 weeks)	Sept. 2, 2006 (13 weeks)	Sept. 1, 2007 (26 weeks)	Sept. 2, 2006 (27 weeks)
Net sales	$217,673	$181,755	$427,558	$368,760
Cost of sales	170,810	147,068	337,807	301,229

Gross profit	46,863	34,687	89,751	67,531
Selling, general and administrative expenses	29,598	24,255	57,520	48,953

Operating income	17,265	10,432	32,231	18,578
Interest income	237	279	447	601
Interest expense	689	794	1,141	1,614
Other (expense) income, net	(32)	30	(12)	(29)
Equity in earnings of affiliated companies	1,493	1,473	1,476	1,283

Earnings from continuing operations before income taxes	18,274	11,420	33,001	18,819
Income tax expense	6,487	4,099	11,489	6,637

Earnings from continuing operations	11,787	7,321	21,512	12,182
(Loss) earnings from discontinued operations, net of income taxes	(313)	12	1,658	(107)

Net earnings	$11,474	$7,333	$23,170	$12,075

Earnings per share – basic
Earnings from continuing operations	$0.42	$0.27	$0.76	$0.44
(Loss) earnings from discontinued operations	(0.02)	—	0.06	—

Net earnings	$0.40	$0.27	$0.82	$0.44

Earnings per share – diluted
Earnings from continuing operations	$0.40	$0.26	$0.74	$0.43
(Loss) earnings from discontinued operations	(0.01)	—	0.06	—

Net earnings	$0.39	$0.26	$0.80	$0.43

Weighted average basic shares outstanding	28,386	27,586	28,268	27,595
Weighted average diluted shares outstanding	29,198	27,994	29,041	28,008

Cash dividends declared per common share	$0.0675	$0.0650	$0.1350	$0.1300

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended
(In thousands)	September 1, 2007 (26 weeks)	September 2, 2006 (27 weeks)
Operating Activities
Net earnings	$23,170	$12,075
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (earnings) loss from discontinued operations	(1,658)	107
Depreciation and amortization	11,414	9,824
Stock-based compensation	3,587	2,449
Deferred income taxes	(233)	(118)
Excess tax benefits from stock-based compensation	(2,107)	(1,282)
Equity in earnings of affiliated companies	(1,476)	(1,283)
Gain on disposal of assets	(150)	(1,527)
Other, net	3	559
Changes in operating assets and liabilities:
Receivables	(4,604)	(11,721)
Inventories	(1,546)	(2,499)
Accounts payable and accrued expenses	(9,029)	(9,599)
Billings in excess of costs and earnings on uncompleted contracts	10,819	178
Refundable and accrued income taxes	8,620	5,928
Other, net	(2,293)	(2,669)

Net cash provided by operating activities	34,517	422

Investing Activities
Capital expenditures	(26,030)	(15,441)
Proceeds from sales of property, plant and equipment	27	1,573
Proceeds on note from equity investments	—	5,000
Purchases of marketable securities	(13,929)	(24,141)
Sales/maturities of marketable securities	12,066	23,906

Net cash used in investing activities	(27,866)	(9,103)

Financing Activities
Net (payments on) proceeds from revolving credit agreement	(11,100)	11,300
Proceeds from issuance of common stock, net of cancellations	3,066	2,050
Excess tax benefits from stock-based compensation	2,107	1,282
Dividends paid	(3,908)	(5,474)

Net cash (used in) provided by financing activities	(9,835)	9,158

Cash Flows of Discontinued Operations
Net cash provided by operating activities	2,230	161
Net cash provided by (used in) investing activities	5,078	(625)
Net cash provided by financing activities	—	—

Net cash provided by (used in) discontinued operations	7,308	(464)

Increase in cash and cash equivalents	4,124	13
Cash and cash equivalents at beginning of year	6,187	4,676

Cash and cash equivalents at end of period	$10,311	$4,689

Noncash Activity
Capital expenditures in accounts payable	$2,015	$200

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 3, 2007. The results of operations for the three and six-month periods ended September 1, 2007 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 1, 2007 and March 3, 2007, and the results of operations for the three and six-month periods ended September 1, 2007 and September 2, 2006 and results of cash flows for the six-month periods ended September 1, 2007 and September 2, 2006.

The Company’s fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November. The three and six-month periods ended September 1, 2007 consisted of 13 weeks and 26 weeks, respectively, while the three and six-month periods ended September 2, 2006 consisted of 13 weeks and 27 weeks, respectively.

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

Stock Incentive Plan

The 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan (the Plans) provide for the issuance of 3,400,000 and 2,500,000 shares, respectively, for various forms of stock-based compensation. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights (SARs), are granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. Nonvested share awards are also included in these Plans. Outstanding options issued to employees generally vest over a four-year period, outstanding SARs vest over a three-year period, and outstanding options issued to directors vest at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards generally vest over a three or four-year period.

The 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under the plan, although vesting and exercises of options and vesting of nonvested share awards previously granted hereunder will still occur in accordance with the vesting periods of the various grants.

Total stock-based compensation expense included in the results of operations for the six months ended September 1, 2007 and September 2, 2006, was $3.6 million and $2.4 million, respectively. Cash proceeds from the exercise of stock options were $5.6 million and $2.4 million for the six months ended September 1, 2007 and September 2, 2006, respectively.

The weighted average fair value per option at the date of grant for options granted in fiscal 2008 and 2007 was $9.17 and $6.53, respectively. The aggregate intrinsic value of options (the amount by which the stock price on the date of exercise exceeded the exercise price of the option on the date of grant) exercised during the six months ended September 1, 2007 and September 2, 2006 was $7.0 million and $0.8 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants through the first six months of fiscal 2008 and 2007, respectively.

	Sept. 1, 2007	Sept. 2, 2006
Dividend yield	1.1%	1.6%
Expected volatility	41.3%	49.6%
Risk-free interest rate	4.3%	4.9%
Expected lives	4.5 years	4.6 years

The expected stock price volatility is based on historical experience. The risk-free interest rate is based on the U.S. Treasury Strip rate whose term is consistent with the expected life of the Company’s stock options. The expected life, the average time an option grant is outstanding, and forfeiture rates are estimated based on historical experience.

The following table summarizes the stock option and SARs transactions under the Plans for the six months ended September 1, 2007:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 3, 2007	1,687,378	$12.39
SARs/options granted	317,140	24.90
SARs/options exercised	(509,339)	12.14
Options and SARs canceled	(1,300)	11.86

Outstanding at September 1, 2007	1,493,879	$15.11	6.9 years	$15,205,909

Vested or expected to vest at Sept. 1, 2007	1,448,884	$14.97	6.9 years	$14,779,626

Exercisable at September 1, 2007	904,714	$11.95	6.0 years	$11,956,257

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

The following table summarizes the nonvested share award transactions, including performance shares, under the Plans for the six months ended September 1, 2007:

	Nonvested Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at March 3, 2007	583,835	$13.48
Granted	159,453	24.28
Vested	(44,776)	11.16
Canceled	(1,925)	17.34

Nonvested at September 1, 2007	696,587	$16.09

At September 1, 2007, there was $7.3 million of total unrecognized compensation cost related to nonvested share awards which is expected to be recognized over a weighted average period of approximately 30 months. The total fair value of shares vested during the current year-to-date period was $0.5 million.

4.	Earnings Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended		Six months ended
(In thousands, except per share data)	Sept. 1, 2007	Sept. 2, 2006	Sept. 1, 2007	Sept. 2, 2006
Basic earnings per share – weighted common shares outstanding	28,386	27,586	28,268	27,595
Weighted common shares assumed upon exercise of stock options	513	240	501	264
Unvested shares for deferred compensation plans	299	168	272	149

Diluted earnings per share – weighted common shares and potential common shares outstanding	29,198	27,994	29,041	28,008

Earnings per share – basic	$0.40	$0.27	$0.82	$0.44
Earnings per share – diluted	0.39	0.26	0.80	0.43

There were approximately 58,000 and 535,000 stock options excluded in the second quarters of fiscal 2008 and 2007, respectively, and approximately 58,000 and 418,000 stock options excluded for the six-month periods of fiscal 2008 and 2007, respectively, from the computation of diluted earnings per share due to their anti-dilutive effect.

5.	Inventories

(In thousands)	Sept. 1, 2007	Mar. 3, 2007
Raw materials	$16,704	$14,179
Work-in-process	8,242	8,129
Finished goods	12,144	11,093
Costs and earnings in excess of billings on uncompleted contracts	5,218	7,361

Total inventories	$42,308	$40,762

6.	Equity Investments

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass (ARG) distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The Company’s investment in PPG Auto Glass was $22.2 million and $20.5 million at September 1, 2007 and March 3, 2007, respectively. At September 1, 2007 and March 3, 2007, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $7.3 million. This excess is reported as goodwill.

In addition to the above investment, the Company had another equity-method investment totaling $0.3 million at March 3, 2007. The investment was written-off during the first quarter of fiscal 2008.

7.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the six months ended September 1, 2007 is detailed below. “Corporate and Other” includes the excess of the cost of the investment over the value of the underlying net tangible assets related to the formation of the PPG Auto Glass joint venture.

(In thousands)	Architectural	Large-Scale Optical	Corporate & Other	Total
Balance at March 3, 2007	$26,185	$10,607	$7,252	$44,044
Adjustment	—	—	—	—

Balance at September 1, 2007	$26,185	$10,607	$7,252	$44,044

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	September 1, 2007			March 3, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$2,055	$(1,426)	$629	$2,054	$(1,367)	$687
Non-compete agreements	2,899	(1,833)	1,066	2,899	(1,606)	1,293
Customer relationships	2,700	(1,205)	1,495	2,700	(1,028)	1,672
Purchased intellectual property	555	(397)	158	555	(303)	252

Total	$8,209	$(4,861)	$3,348	$8,208	$(4,304)	$3,904

Amortization expense on these identifiable intangible assets was $0.5 million and $0.6 million for the six months ended September 1, 2007 and September 2, 2006, respectively. At September 1, 2007, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2008 and each of the following four fiscal years was as follows:

(In thousands)	Remainder of 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012
Estimated amortization expense	$549	$909	$642	$333	$267

8.	Long-Term Debt

The Company maintains a $100.0 million revolving credit facility. On November 14, 2006, the Company entered into Amendment No. 1 to the Credit Agreement. The amendment extended the expiration date of the agreement from May 2010 to November 2011, effectively decreased the interest rate paid on borrowings, and decreased the commitment fee. No other provisions of the agreement were affected by the amendment. The financing costs associated with the credit facility were added to debt issue costs and are being amortized over the term of the new credit agreement.

Borrowings of $15.9 million were outstanding as of September 1, 2007. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at September 1, 2007 was $210.0 million, whereas the Company’s net worth as defined in the credit facility was $264.5 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.29 at September 1, 2007. If the Company is not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At September 1, 2007, the Company was in compliance with all of the financial covenants of the credit facility.

Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

Interest payments were $1.5 million and $1.8 million for the six months of fiscal 2008 and 2007, respectively. As interest payments relate to funds borrowed to purchase major buildings, information systems and equipment installations, the Company capitalizes the payments and depreciates them over the lives of the related assets; capitalized interest for the six months ended September 1, 2007 and September 2, 2006 was $0.2 million and $0.3 million, respectively.

9.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officer’s Supplemental Executive Retirement Plan (SERP) for the three and six-month periods of fiscal 2008 and 2007 are as follows:

	Three months ended		Six months ended
(In thousands)	Sept. 1, 2007	Sept. 2, 2006	Sept. 1, 2007	Sept. 2, 2006
Service cost	$13	$53	$26	$106
Interest cost	104	85	208	170
Amortization of prior-year service cost	59	59	118	118
Amortization of unrecognized net loss	18	3	36	6

Net periodic benefit cost	$194	$200	$388	$400

10.	Income Taxes

The Company adopted FIN 48 on March 4, 2007, the beginning of the Company’s fiscal year 2008. The adoption of FIN 48 increased total assets by $2.8 million, total liabilities by $2.0 million and total shareholders’ equity by $0.8 million. The adoption of FIN 48 had no impact on the consolidated results of operations.

The total liability for unrecognized tax benefits as of March 4, 2007, the date of adoption, was $10.4 million, of which $2.6 million, if recognized, would decrease the continuing operations effective tax rate. The total liability for unrecognized tax benefits at the date of adoption includes $4.9 million related to discontinued operations which, if recognized, would decrease the effective tax rate for discontinued operations. The remainder of the unrecognized tax benefits, if recognized, would decrease deferred income taxes.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense which is consistent with past practices. As of March 4, 2007, approximately $2.7 million for the possible payment of penalties and interest, including $1.8 million related to discontinued operations, was recorded and included in the total liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years prior to fiscal 2003. The Internal Revenue Service (IRS) has audited the Company through fiscal 2002.

During the first six months of fiscal 2008, the total liability for unrecognized tax benefits did not materially increase or decrease. The total liability for unrecognized tax benefits is not expected to change materially during the next 12 months.

11.	Discontinued Operations

During fiscal 2007, the Company announced its intention to discontinue the manufacturing of automotive replacement glass (ARG) products and also announced its decision to sell the remaining portion of the Auto Glass segment that manufactures and sells OEM and aftermarket replacement windshields for the recreational vehicle and bus markets. The Company restated its consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. The Company signed an asset purchase agreement in the first quarter of fiscal 2008 and expects to complete the sale of certain assets related to the business during the third quarter of fiscal 2008. The Company has received proceeds of $5.0 million in advance of completing the sale and has recorded the proceeds as current liabilities of discontinued operations. The Auto Glass segment’s manufacturing facility was not part of the purchase agreement; it is being converted to support the Architectural segment’s glass fabrication business.

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

During the first quarter of fiscal 2008, these reserves were reduced by $3.5 million, primarily due to resolution of an outstanding legal matter related to a significant French curtainwall project, and were reported as income from discontinued operations. The remaining amount in results from discontinued operations in the year-to-date period reflects the operating loss of the Auto Glass segment that is in the process of being sold.

	Three Months Ended		Six Months Ended
(In thousands)	Sept. 1, 2007	Sept. 2, 2006	Sept. 1, 2007	Sept. 2, 2006
Condensed Statement of Operations from Discontinued Businesses
Net sales	$3,602	$7,021	$8,574	$15,084

(Loss) earnings before income taxes (prior to gain (loss) on disposal)	(488)	20	2,606	(173)
Income tax (benefit) expense	(175)	8	948	(66)

(Loss) earnings from operations, net of income taxes	(313)	12	1,658	(107)
Gain (loss) on disposal, net of income taxes	—	—	—	—

Net (loss) earnings	$(313)	$12	$1,658	$(107)

(In thousands)	Sept. 1, 2007	March 3, 2007
Summary Balance Sheets of Discontinued Businesses
Receivables, net of allowance for doubtful accounts	$1,187	$3,790
Other current assets	1,196	1,942
Property, plant and equipment, net	1,724	1,978
Other non-current assets	—	96
Accounts payable and accrued liabilities	8,147	3,310
Long-term liabilities	4,524	8,356

12.	Commitments and Contingent Liabilities

Operating lease commitments. As of September 1, 2007, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter	Total
Total minimum payments	$4,484	$6,599	$5,468	$4,308	$3,037	$6,728	$30,624

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to commit to performance related bonds that require payments to its customers for certain non-performance. The outstanding face value of the performance related bonds fluctuates with the value of projects that are in process and in backlog. At September 1, 2007, these bonds totaled $371.0 million. With respect to the current portfolio of businesses, the Company has never been required to pay on these performance-based bonds.

Guarantees and warranties. The Company accrues for known warranty exposures and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below:

	Six months ended
(In thousands)	Sept. 1, 2007	Sept. 2, 2006
Balance at beginning of period	$4,324	$3,912
Additional accruals	2,079	1,330
Claims paid	(2,354)	(2,520)

Balance at end of period	$4,049	$2,722

Letters of credit. At September 1, 2007, the Company had ongoing letters of credit related to construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company was obligated as of September 1, 2007 was approximately $10.7 million. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of September 1, 2007, $9.1 million of letters of credit had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments, capital expenditures and a long-term freight commitment. As of September 1, 2007, these obligations totaled $10.1 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of September 1, 2007, future payments of $1.2 million were committed under such agreements.

Litigation. The Company is a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company is subject to litigation arising out of employment practices, workers compensation, general liability, architect’s and engineers’ errors and omissions and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

13.	Comprehensive Earnings

	Three months ended		Six months ended
(In thousands)	Sept. 1, 2007	Sept. 2, 2006	Sept. 1, 2007	Sept. 2, 2006
Net earnings	$11,474	$7,333	$23,170	$12,075
Unrealized (loss) gain on derivatives, net of $(16), $(6), $(-) and $23 tax (benefit) expense, respectively	(29)	(11)	(1)	41
Unrealized gain (loss) on marketable securities, net of $22, $54, $(34) and $47 tax expense (benefit), respectively	42	99	(63)	86

Comprehensive earnings	$11,487	$7,421	$23,106	$12,202

14.	Segment Information

The following table presents sales and operating income data for our two segments, and consolidated, for the three and six months ended September 1, 2007, when compared to the corresponding periods a year ago.

	Three months ended		Six months ended
(In thousands)	Sept. 1, 2007 (13 weeks)	Sept. 2, 2006 (13 weeks)	Sept. 1, 2007 (26 weeks)	Sept. 2, 2006 (27 weeks)
Net Sales
Architectural	$198,084	$163,242	$386,311	$328,505
Large-Scale Optical	19,594	18,513	41,249	40,278
Intersegment eliminations	(5)	—	(2)	(23)

Net sales	$217,673	$181,755	$427,558	$368,760

Operating Income (Loss)
Architectural	$14,392	$9,193	$25,977	$14,760
Large-Scale Optical	3,605	1,892	7,532	5,025
Corporate and Other	(732)	(653)	(1,278)	(1,207)

Operating income	$17,265	$10,432	$32,231	$18,578

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

The following selected financial data should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 3, 2007 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three and six-month periods of the current and past fiscal years.

	Three months ended		Six months ended
(Percent of net sales)	Sept. 1, 2007 (13 weeks)	Sept. 2, 2006 (13 weeks)	Sept. 1, 2007 (26 weeks)	Sept. 2, 2006 (27 weeks)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.5	80.9	79.0	81.7

Gross profit	21.5	19.1	21.0	18.3
Selling, general and administrative expenses	13.6	13.4	13.5	13.3

Operating income	7.9	5.7	7.5	5.0
Interest income	0.1	0.2	0.1	0.2
Interest expense	0.3	0.4	0.3	0.4
Other income (expense), net	—	—	—	—
Equity in earnings of affiliated companies	0.7	0.8	0.4	0.3

Earnings from continuing operations before income taxes	8.4	6.3	7.7	5.1
Income tax expense	3.0	2.3	2.7	1.8

Earnings from continuing operations	5.4	4.0	5.0	3.3
(Loss) earnings from discontinued operations, net of income taxes	(0.1)	—	0.4	—

Net earnings	5.3%	4.0%	5.4%	3.3%

Effective tax rate for continuing operations	35.5%	35.9%	34.8%	35.3%

Highlights of Second Quarter and First Six Months of Fiscal 2008, Compared to Second Quarter and First Six Months of Fiscal 2007

•

Consolidated net sales increased 19.8 percent, or $35.9 million, for the second quarter ended September 1, 2007 compared to the prior-year period, primarily due to increased Architectural segment volume across all businesses in the segment, improved pricing within our architectural glass business and increased job flow in our installation business. Additionally, the Architectural segment saw fewer project delays than historically in the quarter due to the strong commercial construction market. The LSO segment also contributed to the growth with increased sales of our best value-added picture framing glass products.

•

Consolidated net sales increased 15.9 percent, or $58.8 million, during the six months ended September 1, 2007 compared to the prior-year period primarily for the reasons mentioned above. The extra week in the prior-year period had a 3.8 percent impact on the year-over-year comparison.

•

Gross profit as a percent of sales for the quarter ended September 1, 2007, as compared to the prior-year period, increased to 21.5 percent from 19.1 percent due to increased pricing and a better mix of higher margin projects within our Architectural segment businesses. The LSO segment also benefited from a higher mix of our best value-added picture framing glass products. The second quarter and year-to-date gross margins also benefited from improved operational performance and higher capacity utilization. Last year included net settlement proceeds from a class action lawsuit settlement with a flat glass manufacturer, which had a positive impact of 1.0 percentage point on prior-year margins.

•

Gross profit as a percent of sales for the six months ended September 1, 2007, as compared to the prior-year period, increased to 21.0 percent from 18.3 percent, primarily as a result of increased pricing, a mix of projects with higher margins and higher capacity utilization in the Architectural segment businesses, as well as improved mix in the LSO segment. The startup of our new architectural glass facility in St. George, Utah during the first quarter of the current year offset these improvements by 0.5 percentage points. In addition, the prior-year margin included unusual health insurance costs that did not repeat in the current year, offset by the net settlement proceeds from the class action lawsuit referenced above.

•

Selling, general and administrative (SG&A) expenses for the second quarter increased as a percent of sales to 13.6 percent from 13.4 percent in the prior-year quarter. For the six-month period ended September 1, 2007, SG&A expenses as a percent of sales increased to 13.5 percent from 13.3 percent in the prior-year period. The increase in SG&A expenses for both the three and six-month periods relates primarily to the impact of higher salaries and wages and increased incentive compensation expense due to improved financial performance. SG&A is also up due to expenditures to update our computer systems and information technology infrastructure. Additionally, the prior-year six-month period included a net gain on asset dispositions of $0.4 million in the Architectural segment.

•

Equity in affiliated companies, which includes our 34 percent interest in PPG Auto Glass, LLC, an automotive replacement glass distribution business, reported income of $1.5 million in the second quarter of both fiscal 2008 and 2007. Higher pricing in fiscal 2008 within the automotive replacement glass market was offset by a mix of lower value product compared to fiscal 2007. For the six months ended September 1, 2007, income of $1.5 million was up slightly over $1.3 million in the prior-year period. The increase for the six-month period was due to the higher pricing in the automotive replacement glass market over the prior year.

Segment Analysis

The following table presents sales and operating income data for our two segments and on a consolidated basis for the three and six-month periods ended September 1, 2007, when compared to the corresponding periods a year ago.

	Three months ended			Six months ended
(In thousands)	Sept. 1, 2007 (13 weeks)	Sept. 2, 2006 (13 weeks)	% Change	Sept. 1, 2007 (26 weeks)	Sept. 2, 2006 (27 weeks)	% Change
Net Sales
Architectural	$198,084	$163,242	21.3%	$386,311	$328,505	17.6%
Large-Scale Optical	19,594	18,513	5.8	41,249	40,278	2.4
Intersegment eliminations	(5)	—	NM	(2)	(23)	NM

Net sales	$217,673	$181,755	19.8%	$427,558	$368,760	15.9%

Operating Income (Loss)
Architectural	$14,392	$9,193	56.6%	$25,977	$14,760	76.0%
Large-Scale Optical	3,605	1,892	90.5	7,532	5,025	49.9
Corporate and other	(732)	(653)	NM	(1,278)	(1,207)	NM

Operating income	$17,265	$10,432	65.5%	$32,231	$18,578	73.5%

NM = Not Meaningful

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•

Second quarter net sales of $198.1 million increased 21.3 percent in comparison with the prior-year period as a result of increased Architectural glass volume and pricing as well as job cost flow in our installation business. Additionally, with the strong commercial construction markets, there was a lower level of project delays during the quarter. For the six months, revenues of $386.3 million increased 17.6 percent over the prior-year period for the reasons previously stated. The six-month period of the prior year was positively impacted by the result of the extra week in that period.

•

Operating income for the second quarter of $14.4 million increased 56.6 percent over $9.2 million in the prior-year period. The increase reflects higher sales volume, improved pricing, manufacturing operations improvements and high capacity utilization. The prior-year period included $1.1 million of net proceeds from the class action lawsuit settlement. For the six-month period ended September 1, 2007, operating income was $26.0 million, which was a 76.0 percent increase over the prior year of $14.8 million for the reasons noted above. Operating margins for the second quarter of fiscal 2008 and 2007 were 7.3 percent and 5.6 percent, respectively and 6.7 percent and 4.5 percent for the six-month periods, respectively. The margin improvement for the current year was reduced 0.6 percentage points by the startup of the new architectural glass facility in St. George, Utah.

•

Architectural backlog, at September 1, 2007, increased to $405.4 million from $391.0 million in the prior-year period and was down from $423.8 million at fiscal 2007 year-end. We expect approximately $260 million of this backlog to flow during the remainder of fiscal 2008. Bidding activity was strong throughout the segment during the second quarter.

Large-Scale Optical Technologies (LSO)

•

Second quarter revenues were $19.6 million, up 5.8 percent over the prior-year period due to increased volume of our best value-added picture framing glass. This increase was somewhat offset by lower sales of our lower value-added products and consumer electronics products. For the six months ended September 1, 2007, LSO revenues were $41.2 million, up 2.4 percent in comparison with the prior-year period due to the strong growth of our best value-added picture framing products in the current-year. This increase was partially offset by strong prior-year picture framing volume, primarily in the first quarter. Additionally, the prior year was positively impacted by strong consumer electronics sales and the result of the extra week in the prior-year period.

•

Operating income for the second quarter of $3.6 million was up over the $1.9 million reported in the prior-year period, which included flat glass settlement net proceeds of $0.4 million. For the six months ended September 1, 2007, operating income was $7.5 million compared to $5.0 million. Operating margins for the second quarter of fiscal 2008 and 2007 were 18.4 percent and 10.2 percent, respectively, and 18.3 percent and 12.5 percent for the six-month periods, respectively. The increase in operating margins was due to the higher mix of our best value-added picture framing glass in the current year.

•

Subsequent to quarter-end, we completed the sale of our pre-framed art product line. This product line’s annual revenues were approximately $8.0 million in fiscal 2007 and were $3.0 million in fiscal 2008. There was not a material impact on net earnings associated with the sale in fiscal 2008.

Consolidated Backlog

•	At September 1, 2007, the Company’s consolidated backlog was $408.0 million, up 3.2 percent over the prior-year period and down 5.1 percent from the $429.7 million reported at March 3, 2007.

•	The backlog of the Architectural segment represented 99.4 percent of the Company’s consolidated backlog.

•

We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. We do not believe that sequential growth in backlog is necessary to grow revenues. Additionally, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of the Company’s sales, the Company does not believe that backlog should be used as the sole indicator of future earnings of the Company.

Discontinued Operations

During fiscal 2007, we announced our intention to discontinue the manufacturing of automotive replacement glass (ARG) products and also announced the decision to sell the remaining portion of the Auto Glass segment that manufactures and sells OEM and aftermarket replacement windshields for the recreational vehicle and bus markets. We restated the consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. We signed an asset purchase agreement in the first quarter of fiscal 2008 and expect to complete the sale of certain assets related to the business during the third quarter of fiscal 2008. We have received proceeds of $5.0 million in advance of completing the sale and have recorded the proceeds as current liabilities of discontinued operations. The Auto Glass segment’s manufacturing facility was not part of the purchase agreement; it will be converted to support the Architectural segment’s glass fabrication business.

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

During the first quarter of fiscal 2008, these reserves were reduced by $3.5 million, primarily due to resolution of an outstanding legal matter related to a significant French curtainwall project, and were reported as income from discontinued operations. The remaining amount in results from discontinued operations in the current year reflects the operating loss of the Auto Glass segment that is in the process of being sold.

Liquidity and Capital Resources

	Six months ended
(Cash effect, in thousands)	Sept. 1, 2007	Sept. 2, 2006
Net cash provided by continuing operating activities	$34,517	$422
Capital expenditures	(26,030)	(15,441)
Net (decrease) increase in borrowings	(11,100)	11,300
Dividends paid	(3,908)	(5,474)

Operating Activities. Cash provided by operating activities of continuing operations was $34.5 million for the first six months of fiscal 2008, compared to $0.4 million in the prior-year period. The current period source of cash was primarily driven by increased net earnings and effective working capital management. The prior year was impacted by higher levels of working capital, primarily increased accounts receivable. We continue to focus on lowering our working capital requirements. As such, our focus is to reduce our non-cash working capital as a percent of sales. Non-cash working capital (current assets, excluding cash, less current liabilities) was $69.5 million at September 1, 2007, or 8.3 percent of last-twelve-month sales. This compares to $70.4 million, or 9.0 percent of fiscal 2007 sales, at fiscal 2007 year-end.

Investing Activities. Through the first six months of fiscal 2008, investing activities used cash of $27.9 million, compared to $9.1 million in the same period last year. New capital investment through the first six months of fiscal 2008 totaled $26.0 million, including completion of our new architectural glass fabrication plant in St. George, Utah and other investments in architectural glass fabrication capacity expansions. This compared to $15.4 million in the prior-year period.

In fiscal 2008, we expect to incur capital expenditures for capacity expansions and productivity improvements in each of the Architectural and LSO segments, expenditures to upgrade existing information systems, as well as costs necessary to maintain existing facilities and safety. Fiscal 2008 capital expenditures are expected to be approximately $60 million.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses. PPG Industries (PPG) announced that it has signed an agreement to divest its automotive replacement glass businesses, which includes its 64 percent share of the PPG Auto Glass joint venture. In the event PPG completes the sale, we would have the right to sell our minority interest in the PPG Auto Glass joint venture, which is reported in equity in affiliates. If we exercise this right, the agreement governing the joint venture dictates the sale price for our portion of the joint venture, computed as a factor of the joint venture’s net book value or other financial performance metrics, and, based on current estimates, may result in a non-cash loss on the sale.

Cash flows provided by investing activities from discontinued operations were largely related to cash received as an advance under the asset purchase agreement signed during the first quarter for the sale of our Auto Glass manufacturing business.

Financing Activities. Total outstanding borrowings decreased to $24.3 million at September 1, 2007 from $35.4 million outstanding at March 3, 2007, due to strong earnings and working capital management. The majority of our long-term debt, $15.9 million, consisted of bank borrowings under our $100.0 million syndicated revolving credit facility. Our debt-to-total-capital ratio was 8.4 percent at September 1, 2007, down from 13.1 percent at March 3, 2007.

We have paid $3.9 million in dividends during the current year, compared to $5.5 million in the prior-year six-month period. This was due to the timing of quarterly dividend payments; two payments were made in the current year while three were paid in the prior-year period.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock in the open market at prevailing market prices. No share repurchases were made under this plan during fiscal

2007 or the first six months of fiscal 2008. We have purchased a total of 535,324 shares at a total cost of $7.2 million since the inception of this program. We have remaining authority to repurchase 964,676 shares under this program, although we do not expect to repurchase any shares during the remainder of fiscal 2008.

Other Financing Activities. The following summarizes significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Fiscal Period
(In thousands)	Remainder of 2008	2009	2010	2011	2012	Thereafter	Total
Borrowings under credit facility	$—	$—	$—	$—	$15,900	$—	$15,900
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Operating leases (undiscounted)	4,484	6,599	5,468	4,308	3,037	6,728	30,624
Purchase obligations	7,423	2,712	—	—	—	—	10,135
Interest on fixed-rate debt	264	326	12	—	—	—	602
Uncertain tax positions	387	—	—	—	—	—	387
Other obligations	428	425	303	—	—	—	1,156

Total cash obligations	$12,986	$10,062	$5,783	$4,308	$18,937	$15,128	$67,204

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

Borrowings of $15.9 million were outstanding as of September 1, 2007. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at September 1, 2007 was $210.0 million, whereas our net worth as defined in the credit facility was $264.5 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 0.29 at September 1, 2007. If we are not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At September 1, 2007, we were in compliance with all of the financial covenants of the credit facility.

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

We have purchase obligations for raw material commitments, capital expenditures and a long-term freight commitment. As of September 1, 2007, these obligations totaled $10.1 million.

Upon adoption of FIN 48, we had $10.1 million of long-term unrecognized tax benefits. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

The other obligations in the table above relate to non-compete and consulting agreements with current and former employees.

	Amount of Commitment Expiration Per Period
(In thousands)	Remainder of 2008	2009	2010	2011	2012	Thereafter	Total
Standby letters of credit	$463	$1,591	$—	$—	$—	$8,653	$10,707

In addition to the above standby letters of credit, which are predominantly issued for performance related bonds in our discontinued European curtainwall business, we are required, in the ordinary course of business, to commit to performance related bonds that require payments to our customers for certain non-performance. The outstanding face value of the performance related bonds fluctuates with the value of projects that are in process and in our backlog. At September 1, 2007, these bonds totaled $371.0 million. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

We maintain two interest rate swaps that effectively convert $12.0 million of variable rate borrowings into fixed rate obligations. The notional value of the swaps varies declines from the current value of $12.0 million to $3.0 million through expiration on March 29, 2009. We receive payments at variable rates while making payments at fixed rates of 5.01 and 4.88 percent.

We experienced a material increase in our premiums and risk retention for our product liability coverages in fiscal 2003, and although we have been able to continue these coverages through fiscal 2008, the premiums and retention have remained high. A material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2008, we believe that current cash on hand, cash generated from operating activities and available capacity under our committed revolving credit facility should be adequate to fund our working capital requirements, planned capital expenditures and expected dividend payments.

Outlook

The following statements are based on current expectations for full-year fiscal 2008 results. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to increase 11 to 13 percent compared to fiscal 2007.

¡	Architectural segment revenues are expected to increase 13 to 15 percent during the year due to the strong commercial construction market.

¡	LSO segment revenues are expected to be approximately flat.

•

Annual gross margins are expected to be approximately 20.5 percent, approximately 1 percentage point higher than in fiscal 2007, due to increased pricing, operational improvements and cost reductions. These factors are expected to more than offset increases in wages, health care, energy, materials and freight, as well as costs related to the startup of the new architectural glass facility and reallocating coating equipment between the architectural glass and picture framing businesses.

•	SG&A expenses as a percent of annual sales are projected to be approximately 13.0 percent.

•

Expected annual operating margins by segment are: Architectural, approximately 6.7 to 7.1 percent, including the negative full-year impact of approximately 0.3 percentage point for the one-time startup costs for the new architectural glass facility expensed in the first quarter; and LSO, approximately 16 percent.

•

Equity in affiliates, which reflects our portion of the results of the PPG Auto Glass joint venture, is expected to report earnings of approximately $2.0 million. This excludes the impact of any potential transaction related to the joint venture; PPG Industries has announced it has signed an agreement to divest its automotive replacement glass businesses, including its interest in the joint venture.

•	Full-year capital expenditures are projected to be approximately $60 million, including capital for capacity expansions and productivity improvements in the Architectural and LSO segments.

•	Depreciation and amortization are estimated at approximately $23 million for the year.

•	Debt is expected to be $25 to $35 million at fiscal year-end.

•

The effective tax rate for the full year is anticipated to be slightly higher than 34.5 percent. This does not include an initiative underway to analyze prior-year research and development credits; in the period this analysis is completed, we may be in a position to adjust our tax rate.

•	Earnings per share from continuing operations are expected to range from $1.43 to $1.53 for the full year.

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

Item 4.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 1, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practices, workers compensation, general liability, architect’s and engineers’ errors and omissions and automobile claims. Although it is difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

Item 1A.	Risk Factors

There were no material changes in the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2008:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
June 3, 2007 through June 30, 2007	2,899	$26.03	—	964,676
July 1, 2007 through July 28, 2007	15,253	28.47	—	964,676
July 29, 2007 through Sept. 1, 2007	—	—	—	964,676
Total	18,152		—	964,676

(a)	The purchases in this column consist entirely of those shares surrendered to us by plan participants in order to satisfy a stock-for-stock option exercise or withholding tax obligations related to stock-based compensation. These purchases are not part of a publicly announced plan or program.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. The Company announced the authorization of the repurchase program on April 10, 2003. This repurchase program does not have an expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders

The Apogee Enterprises, Inc. Annual Meeting of Shareholders was held on June 27, 2007. The number of outstanding shares on the record date for the Annual Meeting was 28,790,762. Ninety percent of the outstanding shares were represented in person or by proxy at the meeting. The three candidates for election as Class III Directors listed in the proxy statement were elected to serve three-year terms, expiring at the 2010 Annual Meeting of Shareholders. The proposal to approve the Amended and Restated Apogee Enterprises, Inc. Executive Management Plan was approved. Additionally, the proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the Company for the 2008 fiscal year was approved. The results of these matters voted upon by the shareholders are listed below.

	Number of Shares
	In Favor	Withheld/ Against	Abstained/ Unvoted	Broker Non-vote
Election of three Class III Directors
Jerome L. Davis	24,135,644	1,707,067	—	—
James L. Martineau	24,138,376	1,704,335	—	—
Richard V. Reynolds	24,147,977	1,694,734	—	—
Approval of the Amended and Restated Apogee Enterprises, Inc. Executive Management Incentive Plan	22,092,826	1,235,422	695,663	1,818,800
Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm	25,742,918	34,013	65,780	—

Item 5.	Other Information

On June 27, 2007, at the Apogee Enterprises, Inc. Annual Meeting of Shareholders, the Company’s shareholders approved the Amended and Restated Apogee Enterprises, Inc. Executive Management Incentive Plan (the Plan), an incentive compensation program in which the Company’s executive officers may participate at the discretion of the Compensation Committee. The Plan provides participating executive officers with annual incentive awards based on the attainment of one or more predetermined, objective performance goals related to an identifiable business unit or the Company as a whole, or any combination thereof, during a particular fiscal year. The goals may apply to the individual officers participating in the Plan, and must be based on one or more specific sets of business criteria set forth in the Plan. The Plan is effective as of March 4, 2007, the first day of the Company’s 2008 fiscal year. This summary of the Plan is qualified in its entirety by reference to the full text of the Plan, a copy of which is attached as Exhibit 10.1 and incorporated herein by reference. A more detailed summary of the Plan can be found in the Company’s Proxy Statement for the 2007 Annual Meeting filed with the Securities and Exchange Commission on May 18, 2007.

Item 6.	Exhibits

Exhibit No.
10.1	Apogee Enterprises, Inc. Amended and Restated Executive Management Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 11, 2007	By:	/s/ Russell Huffer
Russell Huffer
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: October 11, 2007	By:	/s/ James S. Porter
James S. Porter
Chief Financial Officer
(Principal Financial and
Accounting Officer)