Form 10-Q
period 2007-12-01
APOGEE ENTERPRISES INC
filed 2008-01-10
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 1, 2007

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

As of January 3, 2008, 29,114,778 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	December 1, 2007	March 3, 2007
Assets
Current assets
Cash and cash equivalents	$7,636	$6,187
Receivables, net of allowance for doubtful accounts	173,567	160,473
Inventories	39,780	40,762
Refundable income taxes	594	—
Deferred tax assets	7,048	5,117
Current assets of discontinued operations	491	5,732
Other current assets	6,109	4,213

Total current assets	235,225	222,484

Property, plant and equipment, net	157,092	134,256
Marketable securities available for sale	21,097	19,106
Deferred tax assets	3,485	2,216
Investments in affiliated companies	23,005	20,760
Assets of discontinued operations	—	2,074
Goodwill	39,261	44,044
Intangible assets, net	3,074	3,904
Other assets	370	317

Total assets	$482,609	$449,161

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$54,335	$59,854
Accrued payroll and related benefits	24,191	25,589
Accrued self-insurance reserves	9,199	7,870
Other accrued expenses	19,345	20,487
Current liabilities of discontinued operations	1,787	3,310
Billings in excess of costs and earnings on uncompleted contracts	36,638	19,683
Accrued income taxes	—	9,066

Total current liabilities	145,495	145,859

Long-term debt	20,600	35,400
Uncertain tax positions	11,236	—
Long-term self-insurance reserves	12,950	12,014
Other long-term liabilities	12,729	11,864
Liabilities of discontinued operations	3,859	8,356

Commitments and contingent liabilities (Note 13)

Shareholders’ equity
Common stock of $0.33- 1/3 par value; authorized 50,000,000 shares; issued and outstanding 29,114,025 and 28,549,751, respectively	9,705	9,517
Additional paid-in capital	94,186	81,031
Retained earnings	173,969	147,248
Common stock held in trust	(4,569)	(4,473)
Deferred compensation obligations	4,569	4,473
Accumulated other comprehensive loss	(2,120)	(2,128)

Total shareholders’ equity	275,740	235,668

Total liabilities and shareholders’ equity	$482,609	$449,161

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
(In thousands, except per share data)	Dec. 1, 2007 (13 weeks)	Dec. 2, 2006 (13 weeks)	Dec. 1, 2007 (39 weeks)	Dec. 2, 2006 (40 weeks)
Net sales	$210,975	$203,885	$638,533	$572,645
Cost of sales	170,761	163,233	508,568	464,462

Gross profit	40,214	40,652	129,965	108,183
Selling, general and administrative expenses	28,437	25,060	85,957	74,014

Operating income	11,777	15,592	44,008	34,169
Interest income	263	221	710	822
Interest expense	444	683	1,585	2,297
Other income (expense), net	92	14	80	(14)
Equity in earnings of affiliated companies	766	1,080	2,513	2,363
Impairment charge on investment in affiliated company	(4,733)	—	(5,004)	—

Earnings from continuing operations before income taxes	7,721	16,224	40,722	35,043
Income tax expense	155	5,992	11,645	12,629

Earnings from continuing operations	7,566	10,232	29,077	22,414
Earnings (loss) from discontinued operations, net of income taxes	3,430	(329)	5,089	(436)

Net earnings	$10,996	$9,903	$34,166	$21,978

Earnings per share – basic
Earnings from continuing operations	$0.27	$0.37	$1.03	$0.81
Earnings (loss) from discontinued operations	0.12	(0.01)	0.18	(0.01)

Net earnings	$0.39	$0.36	$1.21	$0.80

Earnings per share – diluted
Earnings from continuing operations	$0.26	$0.36	$1.00	$0.80
Earnings (loss) from discontinued operations	0.12	(0.01)	0.17	(0.02)

Net earnings	$0.38	$0.35	$1.17	$0.78

Weighted average basic shares outstanding	28,472	27,652	28,336	27,614
Weighted average diluted shares outstanding	29,205	28,300	29,096	28,105

Cash dividends declared per common share	$0.0740	$0.0675	$0.2090	$0.1975

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
(In thousands)	December 1, 2007 (39 weeks)	December 2, 2006 (40 weeks)
Operating Activities
Net earnings	$34,166	$21,978
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (earnings) loss from discontinued operations	(5,089)	436
Depreciation and amortization	16,971	14,570
Stock-based compensation	5,615	4,168
Deferred income taxes	(110)	(205)
Excess tax benefits from stock-based compensation	(2,215)	(1,491)
Results from equity-method investee	2,491	(2,363)
Gain on disposal of assets	(93)	(1,872)
Other, net	65	1,060
Changes in operating assets and liabilities:
Receivables	(13,094)	(30,045)
Inventories	982	2,435
Accounts payable and accrued expenses	(4,552)	(2,998)
Billings in excess of costs and earnings on uncompleted contracts	16,955	4,636
Refundable and accrued income taxes	(1,121)	5,746
Other, net	(1,879)	(4,103)

Net cash provided by operating activities	49,092	11,952

Investing Activities
Capital expenditures	(38,977)	(25,719)
Proceeds from sales of property, plant and equipment	236	1,636
Proceeds on note from equity-method investee	—	5,000
Purchases of marketable securities	(24,488)	(32,928)
Sales/maturities of marketable securities	22,531	32,562

Net cash used in investing activities	(40,698)	(19,449)

Financing Activities
Net (payments on) proceeds from revolving credit agreement	(14,800)	11,000
Payments on debt issue costs	—	(68)
Proceeds from issuance of common stock, net of cancellations	3,286	2,685
Excess tax benefits from stock-based compensation	2,215	1,491
Dividends paid	(6,063)	(7,383)

Net cash (used in) provided by financing activities	(15,362)	7,725

Cash Flows of Discontinued Operations
Net cash used in operating activities	(32)	(827)
Net cash provided by (used in) investing activities	8,449	(625)
Net cash provided by financing activities	—	—

Net cash provided by (used in) discontinued operations	8,417	(1,452)

Increase (decrease) in cash and cash equivalents	1,449	(1,224)
Cash and cash equivalents at beginning of year	6,187	4,676

Cash and cash equivalents at end of period	$7,636	$3,452

Noncash Activity
Capital expenditures in accounts payable	$(588)	$337

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 3, 2007. The results of operations for the three and nine-month periods ended December 1, 2007 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 1, 2007 and March 3, 2007, and the results of operations for the three and nine-month periods ended December 1, 2007 and December 2, 2006 and results of cash flows for the nine-month periods ended December 1, 2007 and December 2, 2006.

The Company’s fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November. The three and nine-month periods ended December 1, 2007 consisted of 13 weeks and 39 weeks, respectively, while the three and nine-month periods ended December 2, 2006 consisted of 13 weeks and 40 weeks, respectively.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the Company’s fiscal year 2009. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS No. 159), which becomes effective for fiscal periods beginning after November 15, 2007, the Company’s fiscal year 2009. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS 141. SFAS No. 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS No. 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, the Company’s fiscal year 2010. The Company is currently evaluating the impact of SFAS No. 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51 (SFAS No. 160). This standard requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, the Company’s fiscal year 2010. The Company does not currently have any minority interests.

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

Total stock-based compensation expense included in the results of operations for the nine months ended December 1, 2007 and December 2, 2006, was $5.6 million and $4.2 million, respectively. Cash proceeds from the exercise of stock options were $5.9 million and $3.5 million for the nine months ended December 1, 2007 and December 2, 2006, respectively.

The weighted average fair value per option at the date of grant for options granted in fiscal 2008 and 2007 was $9.17 and $6.53, respectively. The aggregate intrinsic value of options (the amount by which the stock price on the date of exercise exceeded the exercise price of the option on the date of grant) exercised during the nine months ended December 1, 2007 and December 2, 2006 was $7.3 million and $1.5 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants through the first nine months of fiscal 2008 and 2007, respectively.

	Dec. 1, 2007	Dec. 2, 2006
Dividend yield	1.1%	1.6%
Expected volatility	41.3%	49.6%
Risk-free interest rate	4.3%	4.9%
Expected lives	4.5 years	4.6 years

The expected stock price volatility is based on historical experience. The risk-free interest rate is based on the U.S. Treasury Strip rate whose term is consistent with the expected life of the Company’s stock options. The expected life, the average time an option grant is outstanding, and forfeiture rates are estimated based on historical experience.

The following table summarizes the stock option and SARs transactions under the Plans for the nine months ended December 1, 2007:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 3, 2007	1,687,378	$12.39
SARs/options granted	319,140	24.90
SARs/options exercised	(531,923)	12.05
Options and SARs canceled	(2,175)	11.86

Outstanding at December 1, 2007	1,472,420	$15.19	6.7 years	$11,196,919

Vested or expected to vest at Dec. 1, 2007	1,427,559	$15.05	6.6 years	$10,235,298

Exercisable at December 1, 2007	939,289	$12.70	5.7 years	$9,037,840

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

The following table summarizes the nonvested share award transactions, including performance shares, under the Plans for the nine months ended December 1, 2007:

	Nonvested Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at March 3, 2007	583,835	$13.48
Granted	160,453	24.30
Vested	(45,776)	11.25
Canceled	(2,880)	18.25

Nonvested at December 1, 2007	695,632	$16.11

At December 1, 2007, there was $7.1 million of total unrecognized compensation cost related to nonvested share awards which is expected to be recognized over a weighted average period of approximately 27 months. The total fair value of shares vested during the current year-to-date period was $0.5 million.

4.	Earnings Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended		Nine months ended
(In thousands, except per share data)	Dec. 1, 2007	Dec. 2, 2006	Dec. 1, 2007	Dec. 2, 2006
Basic earnings per share – weighted common shares outstanding	28,472	27,652	28,336	27,614
Weighted common shares assumed upon exercise of stock options	400	397	468	308
Unvested shares for deferred compensation plans	333	251	292	183

Diluted earnings per share – weighted common shares and potential common shares outstanding	29,205	28,300	29,096	28,105

Earnings per share – basic	$0.39	$0.36	$1.21	$0.80
Earnings per share – diluted	0.38	0.35	1.17	0.78

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	260	136	58	373

5.	Inventories

(In thousands)	Dec. 1, 2007	Mar. 3, 2007
Raw materials	$16,929	$14,179
Work-in-process	8,674	8,129
Finished goods	11,899	11,093
Costs and earnings in excess of billings on uncompleted contracts	2,278	7,361

Total inventories	$39,780	$40,762

6.	Equity-Method Investments

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass (ARG) distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest.

During the third quarter, Apogee agreed to sell its 34 percent interest in the non-strategic PPG Auto Glass joint venture to PPG, subject to PPG’s pending sale of its automotive original equipment manufacturing and automotive replacement glass businesses, which includes its 66 percent share of the PPG Auto Glass joint venture. As a result, the Company reduced its carrying value to the estimated sales value of $25.5 million, based on terms in the joint venture agreement governing PPG Auto Glass. Subsequent to December 1, 2007, the Company was notified by PPG that the prospective buyer of its automotive original equipment manufacturing and automotive replacement glass business intended to terminate the agreement to purchase such business.

The Company’s investment in PPG Auto Glass was $23.0 million and $20.5 million at December 1, 2007 and March 3, 2007, respectively. In addition, at December 1, 2007 the excess of the cost of the investment over the carrying value of the underlying net tangible assets when the joint venture was formed was $2.5 million, after the impairment charge, and at March 3, 2007 was $7.3 million. This excess is reported as goodwill.

While a sale of the Company’s interest in the PPG Auto Glass joint venture to PPG is no longer imminent, the carrying value of the equity investment and the related cost in excess of the value of the underlying tangible assets reflects the estimated current fair value.

In addition to the above investment, the Company had another equity-method investment totaling $0.3 million at March 3, 2007. The investment was written-off during the first quarter of fiscal 2008.

7.	Acquisitions

On December 21, 2007, the Company purchased 100 percent of the stock of Tubelite, Inc. for approximately $44.0 million (plus or minus post-closing adjustments). Tubelite fabricates aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry. The purchase is part of the Company’s strategy to grow its presence in commercial architectural markets and will be reported within the Company’s architectural segment.

8.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the nine months ended December 1, 2007 is detailed below. “Corporate and Other” includes the excess of the cost of the investment over the value of the underlying net tangible assets related to the formation of the PPG Auto Glass joint venture. The current quarter adjustment in Corporate and Other reflects the impairment charge related to Apogee’s interest in the PPG Auto Glass joint venture. The adjustment in Large-Scale Optical was due to the sale of the pre-framed art product line in the quarter.

(In thousands)	Architectural	Large-Scale Optical	Corporate & Other	Total
Balance at March 3, 2007	$26,185	$10,607	$7,252	$44,044
Adjustment	—	(50)	(4,733)	(4,783)

Balance at December 1, 2007	$26,185	$10,557	$2,519	$39,261

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	December 1, 2007			March 3, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$2,055	$(1,454)	$601	$2,054	$(1,367)	$687
Non-compete agreements	2,899	(1,942)	957	2,899	(1,606)	1,293
Customer relationships	2,700	(1,294)	1,406	2,700	(1,028)	1,672
Purchased intellectual property	555	(445)	110	555	(303)	252

Total	$8,209	$(5,135)	$3,074	$8,208	$(4,304)	$3,904

Amortization expense on these identifiable intangible assets was $0.8 million and $0.9 million for the nine months ended December 1, 2007 and December 2, 2006, respectively. At December 1, 2007, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2008 and each of the following four fiscal years was as follows:

(In thousands)	Remainder of 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012
Estimated amortization expense	$275	$909	$642	$333	$267

9.	Long-Term Debt

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

Borrowings of $12.2 million were outstanding as of December 1, 2007. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at December 1, 2007 was $216.4 million, whereas the Company’s net worth as defined in the credit facility was $275.7 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.27 at December 1, 2007. If the Company is not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At December 1, 2007, the Company was in compliance with all of the financial covenants of the credit facility.

Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

The Company has historically maintained two interest rate swaps to convert variable rate borrowings into fixed rate obligations. Both interest rate swaps were terminated during the quarter. The amount paid upon termination was not material.

Interest payments were $2.0 million and $2.8 million for the nine months of fiscal 2008 and 2007, respectively. The portion of interest payments that relate to funds borrowed to purchase major buildings, information systems and equipment installations is capitalized and depreciated over the lives of the related assets. Capitalized interest for the nine months ended December 1, 2007 and December 2, 2006 was $0.2 million and $0.5 million, respectively.

10.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officer’s Supplemental Executive Retirement Plan (SERP) for the three and nine-month periods of fiscal 2008 and 2007 are as follows:

	Three months ended		Nine months ended
(In thousands)	Dec. 1, 2007	Dec. 2, 2006	Dec. 1, 2007	Dec. 2, 2006
Service cost	$13	$53	$39	$159
Interest cost	104	85	312	255
Amortization of prior-year service cost	59	59	177	177
Amortization of unrecognized net loss	18	3	54	9

Net periodic benefit cost	$194	$200	$582	$600

11.	Income Taxes

The Company adopted FIN 48 on March 4, 2007, the beginning of the Company’s fiscal year 2008. The adoption of FIN 48 increased total assets by $2.8 million, total liabilities by $2.0 million and total shareholders’ equity by $0.8 million. The adoption of FIN 48 had no impact on the consolidated results of operations.

The total liability for unrecognized tax benefits as of March 4, 2007, the date of adoption, was $10.4 million, of which $2.6 million, if recognized, would decrease the continuing operations effective tax rate. At December 1, 2007, the total liability for unrecognized tax benefits is $11.6 million, of which $4.0 million, if recognized, would decrease the continuing operations effective tax rate. The change in the nine-month period of both items was primarily a result of tax benefits recorded in the current quarter for research and development tax credits. The total liability for unrecognized tax benefits at both December 1, 2007 and the date of adoption includes $4.9 million related to discontinued operations which, if recognized, would decrease the effective tax rate for discontinued operations. The remainder of the unrecognized tax benefits, if recognized, would decrease deferred income taxes.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense which is consistent with past practices. As of March 4, 2007, approximately $2.7 million for the possible payment of penalties and interest, including $1.8 million related to discontinued operations, was recorded and included in the total liability for unrecognized tax benefits. At December 1, 2007, approximately $2.9 million for the possible payment of penalties and interest, including $1.8 million related to discontinued operations, was recorded and included in the total liability for unrecognized tax benefits. The change in the nine-month period was primarily a result of tax benefits taken in the current quarter for the research and development tax credit.

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

During fiscal 2007, the Company announced its intention to discontinue the manufacturing of automotive replacement glass (ARG) products and also announced its decision to sell the remaining portion of the Auto Glass segment that manufactures and sells OEM and aftermarket replacement windshields for the recreational vehicle and bus markets. The Company restated its consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. The Company completed the sale of certain assets related to the business during the third quarter of fiscal 2008. Conclusion of the sale resulted in a pre-tax gain of $6.0 million in the quarter which is included in earnings from discontinued operations in the consolidated results of operations. The Auto Glass segment’s manufacturing facility was not part of the sale. The facility has been reclassified to Architectural segment assets and is in the process of being converted to expand the capacity of the Architectural segment’s glass fabrication business.

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

During the first quarter of fiscal 2008, these reserves were reduced by $3.5 million, primarily due to resolution of an outstanding legal matter related to a significant French curtainwall project, and were reported as income from discontinued operations. The remaining results from discontinued operations in the year-to-date period reflect the operating loss of the Auto Glass segment, the sale of which was finalized in the current quarter.

	Three Months Ended		Nine Months Ended
(In thousands)	Dec. 1, 2007	Dec. 2, 2006	Dec. 1, 2007	Dec. 2, 2006
Condensed Statement of Operations from Discontinued Businesses
Net sales	$2,531	$5,955	$11,105	$21,039

(Loss) earnings before income taxes (prior to gain on disposal)	(586)	(530)	2,611	(703)
Income tax (benefit) expense	(214)	(201)	948	(267)

(Loss) earnings from operations, net of income taxes	(372)	(329)	1,663	(436)
Gain on disposal, net of income taxes	3,802	—	3,426	—

Net earnings (loss)	$3,430	$(329)	$5,089	$(436)

(In thousands)	Dec. 1, 2007	March 3, 2007
Summary Balance Sheets of Discontinued Businesses
Receivables, net of allowance for doubtful accounts	$491	$3,790
Other current assets	—	1,942
Property, plant and equipment, net	—	1,978
Other non-current assets	—	96
Accounts payable and accrued liabilities	1,787	3,310
Long-term liabilities	3,859	8,356

13.	Commitments and Contingent Liabilities

Operating lease commitments. As of December 1, 2007, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter	Total
Total minimum payments	$2,095	$7,154	$5,895	$4,747	$3,475	$7,606	$30,972

Under sale and leaseback transactions, the Company has the option to purchase buildings and equipment at projected future fair value upon expiration of the leases. Subsequent to the third quarter of fiscal 2008, the Company notified its lender of its intent to exercise the early buy-out option on two of its equipment leases. The early buy-out is effective in the fourth quarter in the amount of $4.3 million.

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to commit to performance-related bonds that require payments to its customers for certain non-performance. The outstanding face value of the performance-related bonds fluctuates with the value of projects that are in process and in backlog. At December 1, 2007, these bonds totaled $403.0 million. With respect to the current portfolio of businesses, the Company has never been required to pay on these performance-based bonds.

Guarantees and warranties. The Company accrues for known warranty exposures and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below:

	Nine months ended
(In thousands)	Dec. 1, 2007	Dec. 2, 2006
Balance at beginning of period	$4,324	$3,912
Additional accruals	2,644	2,724
Claims paid	(3,387)	(3,708)

Balance at end of period	$3,581	$2,928

In connection with the sale of the Company’s pre-framed art product line, the Company entered into a $0.1 million lease guarantee.

Letters of credit. At December 1, 2007, the Company had ongoing letters of credit related to construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company was obligated as of December 1, 2007 was approximately $10.8 million. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of December 1, 2007, $9.1 million of letters of credit had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments, capital expenditures and a long-term freight commitment. As of December 1, 2007, these obligations totaled $11.9 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of December 1, 2007, future payments of $1.0 million were committed under such agreements.

Litigation. The Company is a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company is subject to litigation arising out of employment practices, workers compensation, general liability, architects’ and engineers’ errors and omissions and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

14.	Comprehensive Earnings

	Three months ended		Nine months ended
(In thousands)	Dec. 1, 2007	Dec. 2, 2006	Dec. 1, 2007	Dec. 2, 2006
Net earnings	$10,996	$9,903	$34,166	$21,978
Unrealized (loss) gain on derivatives, net of $(8), $(5), $(8) and $18 tax (benefit) expense, respectively	(13)	(8)	(14)	33
Unrealized gain on marketable securities, net of $46, $47, $12 and $94 tax expense, respectively	85	87	22	173

Comprehensive earnings	$11,068	$9,982	$34,174	$22,184

15.	Segment Information

The following table presents sales and operating income data for our two segments and on a consolidated basis for the three and nine months ended December 1, 2007, when compared to the corresponding periods a year ago.

	Three months ended		Nine months ended
(In thousands)	Dec. 1, 2007 (13 weeks)	Dec. 2, 2006 (13 weeks)	Dec. 1, 2007 (39 weeks)	Dec. 2, 2006 (40 weeks)
Net Sales
Architectural	$189,134	$182,071	$575,445	$510,576
Large-Scale Optical	21,840	21,836	63,090	62,114
Intersegment eliminations	1	(22)	(2)	(45)

Net sales	$210,975	$203,885	$638,533	$572,645

Operating Income (Loss)
Architectural	$7,718	$13,444	$33,695	$28,203
Large-Scale Optical	4,546	2,693	12,078	7,719
Corporate and Other	(487)	(545)	(1,765)	(1,753)

Operating income	$11,777	$15,592	$44,008	$34,169

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product beyond the segment revenues currently reported.

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

	Three months ended		Nine months ended
(Percent of net sales)	Dec. 1, 2007 (13 weeks)	Dec. 2, 2006 (13 weeks)	Dec. 1, 2007 (39 weeks)	Dec. 2, 2006 (40 weeks)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.9	80.1	79.6	81.1

Gross profit	19.1	19.9	20.4	18.9
Selling, general and administrative expenses	13.5	12.3	13.5	12.9

Operating income	5.6	7.6	6.9	6.0
Interest income	0.1	0.1	0.1	0.1
Interest expense	0.1	0.2	0.2	0.4
Other income (expense), net	—	—	—	—
Equity in earnings of affiliated companies	0.3	0.5	0.4	0.4
Impairment charge on investment in affiliated company	(2.2)	—	(0.8)	—

Earnings from continuing operations before income taxes	3.7	8.0	6.4	6.1
Income tax expense	0.1	3.0	1.8	2.2

Earnings from continuing operations	3.6	5.0	4.6	3.9
Earnings (loss) from discontinued operations, net of income taxes	1.6	(0.1)	0.8	(0.1)

Net earnings	5.2%	4.9%	5.4%	3.8%

Effective tax rate for continuing operations	2.0%	36.9%	28.6%	36.0%

Highlights of Third Quarter and First Nine Months of Fiscal 2008, Compared to Third Quarter and First Nine Months of Fiscal 2007

•

Consolidated net sales increased 3.5 percent, or $7.1 million, for the third quarter ended December 1, 2007 compared to the strong prior-year period, primarily due to increased Architectural segment volume as a result of capacity expansions and improved pricing within our architectural glass business.

•

Consolidated net sales increased 11.5 percent, or $65.9 million, during the nine months ended December 1, 2007 compared to the prior-year period due to increased Architectural segment volume across all businesses in the segment, improved pricing within our architectural glass business, and increased job flow in our architectural glass installation business. The extra week in the prior-year period had a 2.6 percent impact on the year-over-year comparison.

•

Gross profit as a percent of sales for the quarter ended December 1, 2007, as compared to the prior-year period, decreased to 19.1 percent from 19.9 percent primarily due to the write-down of $6.5 million on three architectural glass installation projects in one market. This was partially offset by increased pricing within our architectural glass business and a better mix of higher margin projects within our other Architectural segment businesses. The LSO segment also benefited from a higher mix of our best value-added picture framing glass products.

•

Gross profit as a percent of sales for the nine months ended December 1, 2007, as compared to the prior-year period, increased to 20.4 percent from 18.9 percent, primarily as a result of increased pricing within our architectural glass business, a mix of projects with higher margins and higher capacity utilization in the Architectural segment businesses, as well as improved mix in the LSO segment. The installation project write-downs during the current quarter and the startup of our new architectural glass facility in St. George, Utah during the first quarter of the current year offset these improvements by 1.0 and 0.3 percentage points, respectively.

•

Selling, general and administrative (SG&A) expenses for the third quarter increased as a percent of sales to 13.5 percent from 12.3 percent in the prior-year quarter. For the nine-month period ended December 1, 2007, SG&A expenses as a percent of sales increased to 13.5 percent from 12.9 percent in the prior-year period. The increase in SG&A expenses for both the three and nine-month periods relates primarily to the impact of higher salaries and wages, and increased incentive compensation expense due to improved financial performance. SG&A is also up due to expenditures to update our computer systems and information technology infrastructure. Additionally, the prior-year nine-month period included a net gain on asset dispositions in the Architectural segment that had a 0.1 percent impact on SG&A as a percent of sales.

•

Equity in affiliated companies, which includes our 34 percent interest in PPG Auto Glass, LLC, an automotive replacement glass distribution business, reported income of $0.8 million in the third quarter of fiscal 2008 and $1.1 million in the prior year period. For the nine months ended December 1, 2007, income of $2.5 million was flat compared to $2.4 million in the prior-year period.

•

During the quarter we agreed to sell our 34 percent interest in our equity investment, PPG Auto Glass, LLC (PPG Auto Glass), to PPG Industries, Inc. (PPG) subject to PPG’s pending sale of its automotive original equipment manufacturing and automotive replacement glass business. The agreement governing the joint venture sets forth a formula for the sale price of our portion of the joint venture, computed as a factor of the joint venture’s net book value or other financial performance metrics, and based on our carrying value, we recorded a $4.8 million impairment charge in the quarter. This is reflected in our consolidated results of operations as an impairment charge on investment in affiliated company. Subsequent to December 1, 2007, we were notified by PPG that the prospective buyer of its automotive original equipment manufacturing and automotive replacement glass business intended to terminate the agreement to purchase such business.

•

The effective tax rate for continuing operations for the third quarter was 2.0 percent compared to 36.9 percent in the prior-year period. For the nine months the effective tax rate for continuing operations was 28.6 percent, down from 36.0 percent in the prior year. The decrease in the effective tax rate for both the quarter and year-to-date periods was primarily due to the conclusion of the analysis of current and prior year research and development tax credits. Amended federal returns were filed in the quarter.

•

Third quarter earnings from discontinued operations was $3.4 million compared to a loss of $0.3 million in the prior-year period due to the gain on sale of certain assets related to our Auto Glass business sold during the current period. For the nine months, earnings were $5.1 million compared to a loss of $0.4 million in the prior year. The increase in the nine-month period reflects a reduction in our discontinued operations reserves of $3.5 million, primarily due to resolution of an outstanding legal matter related to a significant French curtainwall project during the first quarter of fiscal 2008 and the gain on sale of certain assets related to our Auto Glass business.

Segment Analysis

The following table presents sales and operating income data for our two segments and on a consolidated basis for the three and nine-month periods ended December 1, 2007, when compared to the corresponding periods a year ago.

	Three months ended			Nine months ended
(In thousands)	Dec. 1, 2007 (13 weeks)	Dec. 2, 2006 (13 weeks)	% Change	Dec. 1, 2007 (39 weeks)	Dec. 2, 2006 (40 weeks)	% Change
Net Sales
Architectural	$189,134	$182,071	3.9%	$575,445	$510,576	12.7%
Large-Scale Optical	21,840	21,836	—	63,090	62,114	1.6
Intersegment eliminations	1	(22)	NM	(2)	(45)	NM

Net sales	$210,975	$203,885	3.5%	$638,533	$572,645	11.5%

Operating Income (Loss)
Architectural	$7,718	$13,444	(42.6)%	$33,695	$28,203	19.5%
Large-Scale Optical	4,546	2,693	68.8	12,078	7,719	56.5
Corporate and Other	(487)	(545)	10.6	(1,765)	(1,753)	(0.7)

Operating income	$11,777	$15,592	(24.5)%	$44,008	$34,169	28.8%

NM = Not Meaningful

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•

Third quarter net sales of $189.1 million increased 3.9 percent in comparison with the prior-year period as a result of increased volume and pricing within our architectural glass business, offset by timing of cost flow in our installation business. For the nine months, revenues of $575.4 million increased 12.7 percent over the prior-year period due to increased volume across all businesses in the segment, improved pricing within our architectural glass business and increased job flow in our window system and glass installation businesses. The nine-month period of the prior year was positively impacted by the result of the extra week in that period.

•

Third quarter operating income of $7.7 million decreased 42.6 percent from $13.4 million in the prior-year period. The decrease reflects the write-down of $6.5 million on three architectural glass installation projects in one market. This decrease was partially offset by a mix of projects with higher margins in the quarter. For the nine-month period ended December 1, 2007, operating income was $33.7 million, which was a 19.5 percent increase over the prior year due to the reasons noted above along with higher sales volume, improved pricing within our architectural glass business, manufacturing operations improvements and higher capacity utilization. Operating margins for the third quarters of fiscal 2008 and 2007 were 4.1 percent and 7.4 percent, respectively, and 5.9 percent and 5.5 percent for the nine-month periods, respectively. Excluding the impact of the installation project write-downs during the current quarter, operating margins would have been 7.5 percent for the quarter and 7.0 percent for the year-to-date period. The margin improvement for the fiscal 2008 year-to-date period was reduced 0.4 percentage points by the startup of the new architectural glass facility in St. George, Utah. The prior-year nine-month period included $1.1 million of net proceeds from the flat glass class action lawsuit settlement, which had a 0.2 percent impact on prior-year margins.

•

Architectural backlog, at December 1, 2007, increased to $456.7 million from $389.5 million in the prior-year period and $423.8 million at fiscal 2007 year-end. We expect approximately $160 million of this backlog to flow during the remainder of fiscal 2008. Bidding activity was strong throughout the segment during the third quarter.

Large-Scale Optical Technologies (LSO)

•

Third quarter revenues were $21.8 million, flat to the prior-year period. For the nine months ended December 1, 2007, LSO revenues were $63.1 million, up 1.6 percent in comparison with the prior-year period due to the strong growth of our best value-added picture framing products in the current year. This increase was partially offset by strong prior-year picture framing volume, primarily in the first quarter. Additionally, the prior year was positively impacted by strong consumer electronics sales and the result of the extra week in the prior-year period.

•

Third quarter operating income of $4.5 million was up over the $2.7 million reported in the prior-year period due to a better mix of higher value-added picture framing products in the current year. For the nine months ended December 1, 2007, operating income was $12.1 million compared to $7.7 million, again due to the stronger mix in the current year. Operating margins for the third quarter of fiscal 2008 and 2007 were 20.8 percent and 12.3 percent, respectively, and 19.1 percent and 12.4 percent for the nine-month periods, respectively. The increase in operating margins was due to the higher mix of our best value-added picture framing glass in the current year.

•

During the quarter, we completed the sale of our pre-framed art product line. This product line’s annual revenues were approximately $8.0 million in fiscal 2007 and $3.0 million in fiscal 2008 for the six months prior to the sale. There was no material impact on net earnings associated with the sale in fiscal 2008.

Consolidated Backlog

•	At December 1, 2007, the Company’s consolidated backlog was $462.4 million, up 15.8 percent over the prior-year period and 7.6 percent over the $429.7 million reported at March 3, 2007.

•	The backlog of the Architectural segment represented 98.8 percent of the Company’s consolidated backlog.

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

Acquisitions

On December 21, 2007, we purchased 100 percent of the stock of Tubelite, Inc. for approximately $44.0 million (plus or minus post-closing adjustments). Tubelite fabricates aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry. The purchase is part our strategy to grow our presence in commercial architectural markets and will be reported within our architectural segment. We funded the acquisition from our existing revolving credit facility.

Discontinued Operations

During fiscal 2007, we announced our intention to discontinue the manufacturing of automotive replacement glass (ARG) products and also announced the decision to sell the remaining portion of the Auto Glass segment that manufactures and sells OEM and aftermarket replacement windshields for the recreational vehicle and bus markets. We restated the consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. We completed the sale of certain assets related to the business during the third quarter of fiscal 2008. Conclusion of the sale resulted in a pre-tax gain of $6.0 million in the quarter, which is included in earnings from discontinued operations in the consolidated results of operations. The

Auto Glass segment’s manufacturing facility was not part of the sale. The facility has been reclassified to Architectural segment assets and is in the process of being converted to expand the capacity of the Architectural segment’s glass fabrication business.

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

During the first quarter of fiscal 2008, these reserves were reduced by $3.5 million, primarily due to resolution of an outstanding legal matter related to a significant French curtainwall project, and were reported as income from discontinued operations. The remaining results from discontinued operations in the year-to-date period reflect the operating loss of the Auto Glass segment, the sale of which was finalized in the current quarter.

Liquidity and Capital Resources

	Nine months ended
(Cash effect, in thousands)	Dec. 1, 2007	Dec. 2, 2006
Net cash provided by continuing operating activities	$49,092	$11,952
Capital expenditures	(38,977)	(25,719)
Net (decrease) increase in borrowings	(14,800)	11,000
Dividends paid	(6,063)	(7,383)

Operating Activities. Cash provided by operating activities of continuing operations was $49.1 million for the first nine months of fiscal 2008, compared to $12.0 million in the prior-year period. The current period source of cash was primarily driven by increased net earnings and effective working capital management. The prior year was impacted by higher levels of working capital, primarily from increased accounts receivable.

We continue to focus on lowering our working capital requirements. As such, our focus is to reduce our non-cash working capital as a percent of sales. Non-cash working capital (current assets, excluding cash, less current liabilities) was $82.1 million at December 1, 2007, or 9.7 percent of last-12-month sales. This compares to $94.0 million, or 12.6 percent of last-12-month sales at December 2, 2006. Non-cash working capital was impacted by a $15.7 million increase in billings in excess of costs and earnings on uncompleted contracts due to better contract management, offset by significant tax payments of $9.7 million made in the current quarter.

Investing Activities. Through the first nine months of fiscal 2008, investing activities used cash of $40.7 million, compared to $19.4 million in the same period last year. New capital investments through the first nine months of fiscal 2008 totaled $39.0 million, including completion of our new architectural glass fabrication plant in St. George, Utah and other investments in architectural glass fabrication and picture framing capacity expansions. This compared to $25.7 million in the prior-year period.

In the remainder of fiscal 2008, we expect to incur capital expenditures for capacity expansions and productivity improvements in each of the Architectural and LSO segments, expenditures to upgrade existing information systems, as well as costs necessary to maintain existing facilities and safety. Fiscal 2008 capital expenditures are expected to be approximately $60 million.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses. During the third quarter, PPG announced that it had signed an agreement to divest its automotive original equipment manufacturing and automotive replacement glass businesses, which includes its 66 percent share of the PPG Auto Glass joint venture. We agreed to sell our 34 percent interest in the joint venture to PPG, subject to the completion of the sale of their businesses. Subsequent to December 1, 2007, we were notified by PPG that the prospective buyer of its automotive original equipment manufacturing and automotive replacement glass business intended to terminate the agreement to purchase such business. While the sale of our interest in PPG Auto Glass is no longer imminent, we will continue to pursue our strategic alternatives for this investment.

Cash flows provided by investing activities from discontinued operations were related to cash received for the sale of our Auto Glass manufacturing business.

Financing Activities. Total outstanding borrowings decreased to $20.6 million at December 1, 2007 from $35.4 million outstanding at March 3, 2007, due to strong earnings and payments received from the sale of the Auto Glass manufacturing business. The majority of our long-term debt, $12.2 million, consisted of bank borrowings under our $100.0 million syndicated revolving credit facility. Our debt-to-total-capital ratio was 7.0 percent at December 1, 2007, down from 13.1 percent at March 3, 2007.

On December 21, 2007, we funded the acquisition of Tubelite from our existing credit facility. The purchase price of the business was approximately $44.0 million (plus or minus post-closing adjustments).

We have paid $6.1 million in dividends during the current year, compared to $7.4 million in the prior-year nine-month period. This decrease was due to the timing of quarterly dividend payments; two payments were made in the current year while three were paid in the prior-year period.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock in the open market at prevailing market prices. No share repurchases were made under this plan during fiscal 2007 or the first nine months of fiscal 2008. We have purchased a total of 535,324 shares at a total cost of $7.2 million since the inception of this program. We have remaining authority to repurchase 964,676 shares under this program. Beginning in the fourth quarter of fiscal 2008, we plan to buy shares from time to time through open market or private transactions or Rule 10b-18 purchase plans, depending on market conditions.

Other Financing Activities. The following summarizes significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Fiscal Period
(In thousands)	Remainder of 2008	2009	2010	2011	2012	Thereafter	Total
Borrowings under credit facility	$—	$—	$—	$—	$12,200	$—	$12,200
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Operating leases (undiscounted)	2,095	7,154	5,895	4,747	3,475	7,606	30,972
Purchase obligations	6,732	5,197	—	—	—	—	11,929
Uncertain tax positions	405	—	—	—	—	—	405
Other obligations	259	528	315	—	—	—	1,102

Total cash obligations	$9,491	$12,879	$6,210	$4,747	$15,675	$16,006	$65,008

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

Borrowings of $12.2 million were outstanding as of December 1, 2007. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at December 1, 2007 was $216.4 million, whereas our net worth as defined in the credit facility was $275.7 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 0.27 at December 1, 2007. If we are not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At December 1, 2007, we were in compliance with all of the financial covenants of the credit facility.

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

Under our sale and leaseback transactions, we have the option to purchase buildings and equipment at projected future fair value upon expiration of the leases. Subsequent to the third quarter of fiscal 2008, we notified our lender of our intent to exercise the early buy-out option on two of our equipment leases. The early buy-out is effective in the fourth quarter in the amount of $4.3 million.

We have purchase obligations for raw material commitments, capital expenditures and a long-term freight commitment. As of December 1, 2007, these obligations totaled $11.9 million.

Upon adoption of FIN 48, we had $10.1 million of long-term unrecognized tax benefits. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

The other obligations in the table above relate to non-compete and consulting agreements with current and former employees and a guarantee on a lease associated with the sale of our pre-framed art product line.

At December 1, 2007, we had ongoing letters of credit related to construction contracts and certain industrial development bonds. The letters of credit by expiration period were as follows at December 1, 2007:

	Amount of Commitment Expiration Per Period
(In thousands)	Remainder of 2008	2009	2010	2011	2012	Thereafter	Total
Standby letters of credit	$484	$1,630	$—	$—	$—	$8,653	$10,767

In addition to the above standby letters of credit, we are required, in the ordinary course of business, to commit to performance-related bonds that require payments to our customers for certain non-performance. The outstanding face value of the performance related bonds fluctuates with the value of projects that are in process and in our backlog. At December 1, 2007, these bonds totaled $403.0 million. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

We have historically maintained two interest rate swaps to convert our variable rate borrowings into fixed rate obligations. Both interest rate swaps were terminated during the quarter. The amount paid upon termination was not material.

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

Outlook

The following statements are based on current expectations for full-year fiscal 2008 results, including the impact of the acquisition of Tubelite, Inc. on December 21, 2007. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to increase 12 to 14 percent compared to fiscal 2007.

•	Architectural segment revenues are expected to increase 14 to 16 percent during the year due to the strong commercial construction market.

•	LSO segment revenues are expected to be approximately flat.

•

Annual gross margins are expected to be approximately 20.5 percent, due to increased pricing, operational improvements and cost reductions. These factors are expected to more than offset increases in wages, health care, energy, materials and freight, as well as costs related to the startup of the new architectural glass facility and reallocating coating equipment between the architectural glass and picture framing businesses.

•	SG&A expenses as a percent of annual sales are projected to be approximately 13.4 percent.

•

Expected annual operating margins by segment are: Architectural, approximately 6.4 to 6.8 percent, including the negative full-year impact of approximately 0.8 percentage point for the installation project write-downs and 0.3 percentage point for the one-time startup costs for the new architectural glass facility expensed in the first quarter; and LSO, approximately 18 percent.

•	Equity in affiliates, which reflects our portion of the results of the PPG Auto Glass joint venture, is expected to report a pre-tax loss of $2.5 million, including the impairment charge.

•	Full-year capital expenditures are projected to be approximately $60 million, including capital for capacity expansions and productivity improvements in the Architectural and LSO segments.

•	Depreciation and amortization are estimated at approximately $23 million for the year.

•

Debt is expected to be $55 to $65 million at fiscal year-end and interest expense will be higher in the fourth quarter to reflect the increased amount of debt required to finance the acquisition of Tubelite.

•	The effective tax rate for the full year is anticipated to be slightly higher than 30.0 percent.

•	Earnings per share from continuing operations are expected to range from $1.40 to $1.50 for the full year.

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

Item 4.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 1, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practices, workers compensation, general liability, architects’ and engineers’ errors and omissions and automobile claims. Although it is difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

Item 1A.	Risk Factors

There were no material changes in the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2008:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
Sept. 2, 2007 through Sept. 29, 2007	195	$22.34	—	964,676
Sept. 30, 2007 through Oct. 27, 2007	—	—	—	964,676
Oct. 28, 2007 through Dec. 1, 2007	—	—	—	964,676
Total	195		—	964,676

(a)	The purchases in this column consist entirely of those shares surrendered to us by plan participants in order to satisfy a stock-for-stock option exercise or withholding tax obligations related to stock-based compensation. These purchases are not part of a publicly announced plan or program.

(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. The Company announced the authorization of the repurchase program on April 10, 2003. This repurchase program does not have an expiration date. The Company has the remaining authority to repurchase 964,676 shares under this program. Beginning in the fourth quarter of fiscal 2008, the Company plans to buy shares from time to time through open market or private transactions or Rule 10b-18 purchase plans, depending on market conditions.

Item 6.	Exhibits

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 10, 2008	By:	/s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: January 10, 2008	By:	/s/ James S. Porter
James S. Porter
Chief Financial Officer (Principal Financial and Accounting Officer)