Form 10-K
period 2008-03-01
APOGEE ENTERPRISES INC
filed 2008-04-30
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended March 1, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $732,235,000 (based on the closing price of $25.17 per share as reported by Nasdaq as of that date).

As of April 1, 2008, there were 28,745,351 shares of the registrant’s Common Stock, $0.33 1/3 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

APOGEE ENTERPRISES, INC.

Annual Report on Form 10-K

For the fiscal year ended March 1, 2008

PART I

ITEM 1.	BUSINESS

The Company

Apogee Enterprises, Inc. was incorporated under the laws of the State of Minnesota in 1949. Through its subsidiaries, the Company believes it is a world leader in certain technologies involving the design and development of value-added glass products, services and systems. Unless the context otherwise requires, the terms “Company,” “Apogee,” “we,” “us” and “our” as used herein refer to Apogee Enterprises, Inc. and its subsidiaries.

The Company is comprised of two reporting segments to match the markets they serve:

•

The Architectural Products and Services segment designs, engineers, fabricates, installs, maintains and renovates the walls of glass and windows comprising the outside skin and entrances of commercial and institutional buildings. For fiscal 2008, our Architectural Products and Services segment accounted for 91 percent of our net sales.

•

The Large-Scale Optical Technologies segment manufactures value-added glass and acrylic products primarily for the custom picture framing market and commercial optics. For fiscal 2008, our Large Scale Optical Technologies segment accounted for nine percent of our net sales.

Financial information about the Company’s segments can be found in Note 17 to the Consolidated Financial Statements of the Company contained elsewhere in this report.

On December 21, 2007, the Company acquired 100 percent of the stock of Tubelite, Inc., the results of operations for which were included in our Architectural segment from the closing date. For further information, see “Acquisition of Tubelite” below.

Products

Apogee provides distinctive value-added glass solutions for enclosing commercial buildings and framing art. We operate in two segments as described in the following paragraphs.

Architectural Products and Services (Architectural) Segment. The Architectural segment primarily fabricates, installs, maintains and renovates the outside skin of commercial buildings. Through complex processes, we add ultra thin coatings to plain architectural glass to create colors and energy efficiency, especially important with the industry trend of “green” buildings. We also laminate layers of glass and vinyl to create windows that help protect against hurricanes and bomb blasts. Glass can also be tempered to provide additional strength. We also provide finishing services for the metal and plastic components used to frame architectural glass products and other products.

Our product choices allow architects to create distinctive looks for office towers, condominiums, hotel, education, health care and government buildings. We also have the ability to design, build and install windows, curtainwall, storefront and entrances using our coated glass and metal products or those supplied by others.

The following table describes the products and services provided by the Architectural Segment.

Products and Services	Product Attributes	Description
Architectural Glass Fabrication	High- Performance Glass	We offer a wide selection of glass colors, silk-screening and energy efficiency properties. High-performance glass is typically fabricated into custom insulating units and/or laminated products for hurricane, security protection and sound control.

Aluminum Framing Systems	Standard, Custom or Engineered- to-Order	Varying degrees of customization of our window, storefront, entrance and curtainwall systems are available depending on the customer’s project requirements. We offer a comprehensive list of design, engineering, procurement and fabrication alternatives. Our window systems can be operable or non-operable. Our curtainwall systems may be unitized or field fabricated. Depending on the requirements, we apply a wide selection of colored paint to aluminum window frames, curtainwall systems and other components. We also use anodizing to create a strong, weather-resistant film of aluminum oxide, often colored, at the surface. In some cases, we apply UV protection and durable paint to polyvinyl chloride parts, such as interior shutters.

Glass Installation	New Construction, Renovation and Service	We install curtainwall, window, storefront and entrance systems for non-monumental, new commercial and institutional buildings, and for renovation projects. In-house engineering capabilities allow us to meet the architect’s design requirement, or duplicate the original design to maintain the historical appearance of a building, or create a completely new appearance for renovated buildings. We also offer 24-hour complete repair and replacement of damaged glass, including commercial glass replacements, repair of doors, custom mirror and security glass.

All of the businesses within the Architectural segment manufacture their products by fabricating glass and/or metals in a job shop environment. Products are shipped to the job site or other location where further assembly or installation may be required.

Large-Scale Optical Technologies (LSO) Segment. The LSO segment primarily provides coated glass and acrylic for use in custom picture framing applications. The variables in the glass used for picture framing products are the size, thickness and coating to give the glass ultra-violet (UV) protection and/or anti-reflective properties.

Products and Services	Product Attributes	Description
Value-added Picture-Framing Glass & Acrylic	UV, Anti- Reflective and/ or Security Features	Our coatings reduce the reflectivity of picture framing glass, and protect pictures and art from the sun’s damaging UV rays. Anti-reflective coatings on acrylic reduce glare and static charge on the surface.

Commercial Optics	Reflective and Transmission Security	Our coatings also reduce the reflectivity and transmissivity of products used in commercial optics markets. Applications in these markets include privacy filters and may include markets such as marine and aircraft gauges and medical devices.

Markets and Distribution Channels

Architectural Segment. The market for Architectural products and services is a subset of the construction industry and is differentiated by building type, geographic location, project size and level of customization required. Published market data is not available for the market segments that we serve; however, we estimate market size by analyzing overall construction industry data.

Building type – The construction industry dynamics are typically represented by residential construction and non-residential construction, which includes commercial, industrial and institutional construction. Apogee is well positioned as a leading supplier of architectural glass products and services to the non-residential construction industry. Our architectural glass products and services are used in commercial and institutional buildings for office towers, hotels, education facilities, health care facilities and government buildings, as well as high-end condominiums.

Geographic location – We supply architectural glass fabrication products primarily to the U.S. market, with some international distribution of our high-performance architectural glass. We estimate the U.S. market for architectural glass fabrication in commercial buildings is approximately $2.0 billion. Our aluminum framing systems, including standard windows, storefront and entrances, are marketed in the U.S., where we estimate the market size is approximately $3.0 billion. We estimate the U.S. market for installation services is approximately $11.0 billion in annual sales. Within this market, Apogee is one of only a few companies to have a national presence, with offices in 11 locations serving multiple U.S. markets, which frequently serve multiple metropolitan areas. These areas represent approximately 20 percent of the total installation market. Installation of building glass in new commercial and institutional construction projects is the primary focus of our business; glass services and retrofitting or renovating the outside skin of older commercial and institutional buildings are also offered.

Project size – The projects on which our Architectural segment businesses bid and work vary in size. Our aluminum framing systems and glass installation products and services, in particular, are targeted toward smaller and mid-size projects, while our high-performance architectural glass fabrication products are often supplied to monumental, high-profile projects. We estimate that we are awarded over a 70% share of the high-profile architectural glass projects that we target.

Level of customization – Most projects have some degree of customization, as the end product or service is based on customer specifications; the only constant is the substrates of the products and the processes we utilize to fabricate, manufacture or install the products. However, within our aluminum framing systems businesses, we produce glass windows, and storefront and entrance products in standard and modified standard configurations.

Customers and marketing – Our customers and those that influence the projects include general contractors, building owners, architects and glazing subcontractors in the non-residential, commercial construction market. Our high-performance architectural glass is marketed using a direct sales force. We market our standard window, curtainwall, storefront and entrance systems using a combination of direct sales, distribution and independent representatives. Our installation, renovation and repair services are marketed by a direct sales force primarily in the major metropolitan areas we serve in the United States.

LSO Segment. The Company’s Tru Vue brand is one of the largest domestically manufactured brands for value-added glass for the custom picture-framing market. Under this brand, products are distributed primarily in North America, through mass merchandisers as well as through independent distributors which supply national and regional chains and local picture-framing shops. The Company has also been successful in supplying products directly to museums and public and private galleries. We also have limited distribution in Europe, Australia and New Zealand through independent distributors.

Through the Company’s leadership, the custom picture framing industry continues to convert from clear glass to value-added picture framing glass and acrylic, a trend that is expected to continue and has helped boost sales of our value-added products over the past several years. We believe the market for custom picture framing glass to be approximately 130 million square feet annually, of which approximately 38 million square feet is value-added, our target sector. We believe that our market share in this sector exceeds 75 percent.

Warranties

We offer product warranties which we believe are competitive for the markets in which those products are sold. The nature and extent of these warranties depend upon the product, the market and, in some cases, the customer being served. We generally offer warranties from two to 10 years for our architectural glass, curtainwall and window system products, while we offer warranties of two years or less on our other products. In the event of a claim against a product for which we have received a warranty from the supplier, we will pass the claim back to our supplier. We carry liability insurance with very high deductibles for product failures and reserve for warranty exposures, as our insurance does not cover warranty claims. There can be no assurance that our insurance will be sufficient to cover all product failure claims in the future or that the costs of this insurance and the related deductibles will not increase materially or that liability insurance for product failures will be available on terms acceptable to the Company in the future.

Sources and Availability of Raw Materials

Materials used within the Architectural segment include raw glass, aluminum billet and extrusions, vinyl, metal targets, insulated glass spacer frames, silicone, plastic extrusions, desiccant, chemicals, paints, lumber and urethane. All of these materials are readily available from a number of sources, and no supplier delays or shortages are anticipated. While certain glass products may only be available at certain times of the year, all standard glass types and colors are available throughout the year in reasonable quantities. Glass manufacturers have applied surcharges to the cost of glass over the past several years to help offset the increases in energy and fuel costs. We have also seen recent increases and volatility in the cost of aluminum that is used in our window, storefront, entrance and curtainwall systems. Where applicable, we have passed these increases on to our customers in the form of pricing increases and/or surcharges. Chemicals purchased range from commodity to specifically formulated chemistries.

Materials used within the LSO segment include glass, hard-coated acrylic, acrylic substrates, coating materials and chemicals. This segment has also incurred energy surcharges from glass manufacturers over the past several years. Historically, we have passed on these costs to our customers in the form of moderate price increases where possible.

The Company believes a majority of its raw materials are available from a variety of domestic sources.

Trademarks and Patents

The Company has several trademarks and trade names which it believes have significant value in the marketing of its products, including APOGEE®. Within the Architectural segment, VIRACON®, LINETEC®, FINISHER OF CHOICE®, VIRAGUARD®, WAUSAU WINDOW AND WALL SYSTEMS®, ADVANTAGE WAUSAU®, GUARDVUE®, STORMGUARD®, TUBELITE®, MAXBLOCK®, GO WITH THE GREEN®, HARMON GLASS®, THE LEADER IN GLASS FABRICATION® and VIRACONSULTING® are registered trademarks of the Company. HARMON™ and ADVANTAGE™ are listed trademarks of the Company.

Within the LSO segment, TRUVUE®, TRUGUARD®, CONSERVATION CLEAR®, CONSERVATION SERIES®, CONSERVATION REFLECTION CONTROL®, CONSERVATION ULTRACLEAR®, GALLERY COLLECTION®, SCRATCH GUARD®, SUNSCREEN FOR YOUR ART®, MUSEUM GLASS®, MUSEUM SECURITY®, MUSEUM SERIES®, IMAGE PERFECT®, OPTIUM®, REFLECTION CONTROL®, AR REFLECTION – FREE®, TRU VUE AR®, OPTIUM ACRYLIC®, OPTIUM MUSEUM ACRYLIC®, PRICING FOR PROFIT®, PREMIUM CLEAN® and VIRATEC® are registered trademarks. CONSERVATION MASTERPIECE™, REFLECTION FREE ACRYLIC™, MUSEUM ACRYLIC™, PRESERVATION CLEAR™, THE TRUGUARD STANDARD™, PRESERVATION MASTERPIECE™, PRESERVATION REFLECTION CONTROL™, TRU-VUE REFLECTION – FREE™, ULTRACLEAR™ and MUSEUM SECURITY GLASS™ are unregistered trademarks of the Company.

The Company has several patents pertaining to our glass coating methods and products, including our UV coating and etch processes for anti-reflective glass for the picture framing industry. Despite being a point of differentiation from its competitors, no single patent is considered to be material to the Company.

PPG Auto Glass™ is a trademark of PPG Industries, Inc.

Seasonality

Within the Architectural segment, there is a slight seasonal effect following the commercial construction industry, with higher demand May through December. The construction industry is highly cyclical in nature and can be influenced differently by the effects of the localized economy in geographic markets.

Within the LSO segment, picture framing glass sales tend to have an increase in the September to December timeframe. However, the timing of customer promotional activities may offset some of this seasonal impact.

Working Capital Requirements

Within the Architectural segment, receivables relating to contractual retention amounts can be outstanding throughout the project duration. Payment terms offered to our customers are similar to those offered by others in the industry. Inventory requirements are not significant to the businesses within this segment since we make-to-order rather than build-to-stock for the majority of our products. As a result, inventory levels follow the customer demand for the products produced.

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

Backlog

At March 1, 2008, the Company’s total backlog of orders considered to be firm was $512.6 million, compared with $429.7 million at March 3, 2007. Of these amounts, approximately $510.9 million and $423.8 million of the orders were in the Architectural segment at March 1, 2008 and March 3, 2007, respectively. We expect to produce and ship $369.8 million, or 72 percent, of the Company’s March 1, 2008 backlog in fiscal 2009 compared to $358.9 million, or 84 percent of the March 3, 2007 backlog that was expected to be produced and shipped in fiscal 2008.

The Company views backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in its business. However, as backlog is only one indicator, and is not an effective indicator, of the ultimate profitability of the Company’s sales, the Company does not believe that backlog should be used as the sole indicator of future earnings of the Company.

Competitive Conditions

Architectural Segment. The markets served by the businesses within the Architectural segment are very competitive, price and lead-time sensitive, and are affected by changes in the North American commercial construction industry as well as changes in general economic conditions, including: interest rates, material costs, employment rates, office vacancy rates, building construction starts and office absorption rates. As each of these economic indicators moves favorably, our businesses typically experience sales growth, and vice-versa. The companies within the Architectural segment primarily serve the custom portion of the construction market, which is generally highly fragmented and where the primary competitive factors are price, product quality, reliable service, on-time delivery, warranty and the ability to provide technical engineering and design services. We believe we are in the early stages of an increasing trend in commercial construction of building for energy efficiency, or “green” buildings. This has the potential to increase demand for some of our segment’s products and services due to our premium energy efficiency properties, combined with custom aesthetics, and with the potential for increased renovation of the exteriors of commercial and institutional buildings.

The Architectural segment must maintain significant relationships with general contractors, who are normally each business’ direct or indirect customers, and architects throughout a construction project. This is due to the high degree of dependence on the general contractors and architects for project initiation and development of specifications. Additionally, the timing of a project is dependent on the general contractor’s schedule and ability to maintain this schedule. If a general contractor fails to keep a construction project on its established timeline, the timing and profitability of the project for our installation business could be negatively impacted.

Over the past several years, there has been a shift in competition within the Architectural segment’s largest market served, architectural glass fabrication. Competition has decreased in the custom-coatings market, while competition has expanded to include regional glass fabricators with shorter lead times. They incorporate high performance, post-temperable glass products, procured from primary glass suppliers, into their insulated glass products. The availability of these products has enabled the regional fabricators in some cases to bid on more complex projects than in the past. Since we typically target the most complex projects, of which we cannot currently meet all of the demand, we have not recently encountered significant competition from these suppliers. However, when the commercial construction cycle slows and demand for high-end products is lower, our fabrication business will increasingly compete for business at the lower end of the high-performance spectrum where competition is greater.

The commercial window manufacturing market is highly fragmented and we compete against several major aluminum window and storefront manufacturers in various market niches. With window products at the high-end of the performance scale and one of the industry’s best standard window warranties for repair or replacement of defective product, we effectively leverage a reputation for engineering quality and delivery dependability into a position as a preferred provider for high-performance products. Our standard window business, and storefront and entrance business typically compete on quality and service levels, price, lead-time and delivery services. Within the architectural finishing market, we compete against regional paint and anodizing companies, typically on delivery and price.

When providing glass installation and services, we largely compete against local and regional construction companies and installation contractors where the primary competitive factors are quality engineering, service and price.

LSO Segment. Product attributes, pricing, quality, marketing and marketing services and support are the primary competitive factors in the markets within the LSO segment. The Company’s competitive strengths include our excellent relationships with our customers. We compete in the value-added picture framing glass markets in North America based on the product performance afforded by our proprietary and/or patented processes, along with customer partnerships. While there is significant price sensitivity in regard to sales of clear glass to picture framers, there is less pricing sensitivity on our value-added glass products due to the limited number of competitors that sell these products.

This segment competes with a glass fabricator and numerous smaller specialty coaters and fabricators in North America and abroad in the commercial optics part of its business. Customers’ selection of anti-reflective products is driven by quality, price, service and capacity.

Research and Development

The amount spent on research and development activities over the past three fiscal years was $11.1 million, $11.7 million and $7.6 million in fiscal 2008, 2007 and 2006, respectively. Of this amount, $9.9 million, $10.7 million and $6.4 million, respectively, was focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and is included in cost of sales in the accompanying consolidated financial statements.

Environment

We use hazardous materials in our manufacturing operations, and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of wastes. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that we believe enable us to deal properly with the regulated materials used in our manufacturing processes and wastes created by the production processes, and we have implemented a program to monitor our compliance with environmental laws and regulations. Although we believe we are currently in material compliance with such laws and regulations, current or future laws and regulations could require us to make substantial expenditures for compliance with chemical exposure, waste treatment or disposal regulations. During fiscal 2008, 2007 and 2006, we spent approximately $0.2 million, $0.1 million and $0.2 million, respectively, at facilities to reduce wastewater solids and further reduce hazardous air emissions. We expect to incur costs to continue to comply with laws and regulations in the future for our ongoing manufacturing operations, but do not expect these to be material to our financial statements.

As part of the acquisition of Tubelite, Inc. (Tubelite) on December 21, 2007, the Company acquired a manufacturing facility which has a history of environmental conditions. We believe that Tubelite is a “responsible party” and the Company intends to remediate these conditions. The Company believes the remediation activities can be conducted without significant disruption to manufacturing operations at such facility. As part of the purchase price allocation, the Company recorded $2.1 million in environmental reserves that remained on the balance sheet at March 1, 2008.

Employees

The Company employed 5,438 persons on March 1, 2008; 916 of these employees were represented by labor unions. The Company is a party to approximately 60 collective bargaining agreements with several different unions. The number of collective bargaining agreements to which the Company is a party will vary with the number of cities in which our glass installation and services business has active construction contracts. The Company considers its employee relations to be very good and has not recently experienced any loss of workdays due to strike. We are highly dependent upon the continued employment of certain technical and management personnel.

Acquisition of Tubelite

On December 21, 2007, we purchased 100 percent of the stock of Tubelite, Inc. for $45.7 million, including transaction costs of $1.0 million and net of cash acquired of $0.9 million. Tubelite fabricates aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry. The purchase is part of our strategy to grow our presence in commercial architectural markets and is reported within our Architectural segment for the period subsequent to the acquisition date. Item 8, Note 6 of the Notes to Consolidated Financial Statements contains further information regarding this acquisition.

Sale of Businesses

During fiscal 2007, we announced our intention to discontinue the manufacturing of automotive replacement glass products and to sell the remaining portion of our Auto Glass segment that manufactured and sold original equipment manufacturer and aftermarket replacement windshields for the recreational vehicle and bus markets. We restated the consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. The sale of certain assets related to the business was completed during the third quarter of fiscal 2008, resulting in a pre-tax gain of $5.8 million. The gain is included in earnings from discontinued operations in our consolidated results of operations. The Auto Glass segment’s manufacturing facility was not part of the sale. The facility has been reclassified to an Architectural segment asset, and has been converted to expand the capacity of the Architectural segment’s glass fabrication business.

Further information regarding other transactions the Company has completed is provided under Discontinued Operations in Item 7 and in Item 8, Note 14 of the Notes to Consolidated Financial Statements.

Foreign Operations and Export Sales

During the years ended March 1, 2008, March 3, 2007 and February 25, 2006, the Company’s export sales, principally from the sale of architectural glass, amounted to approximately $71.4 million, $57.3 million and $38.6 million or 8%, 7% and 6% of net sales, respectively.

Available Information

The Company maintains a website at www.apog.com. Through a link to a third-party content provider, this corporate website provides free access to the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after electronic filing such material with, or furnishing it to, the Securities and Exchange Commission. Also available on our website are various corporate governance documents, including our Code of Business Ethics and Conduct, Corporate Governance Guidelines, and charters for the Audit, Compensation, Finance and Enterprise Risk, and Nominating and Corporate Governance Committees.

ITEM 1A.	RISK FACTORS

Our business faces many risks. Any of the risks discussed below, or elsewhere in the Form 10-K or our other filings with the Securities and Exchange Commission, could have a material impact on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially impair our business operations.

Operational Risks

Architectural Segment

The Architectural segment designs, engineers, fabricates, installs, maintains and renovates the walls of glass, windows, storefront and entrances comprising the outside skin of commercial and institutional buildings. This segment has tended to lag the North American commercial construction industry cycle by approximately nine months and has traditionally outperformed its respective markets. There can be no assurance the trends experienced by the segment will continue.

The Architectural segment’s markets are very competitive and actions of competitors or new market entrants could result in a loss of customers that would negatively impact revenues and earnings. The markets that the Architectural segment serves are product attribute, price and lead-time sensitive. The segment competes with several large, integrated glass manufacturers, numerous specialty, architectural glass and window fabricators, and major contractors and subcontractors. Many of our competitors have greater financial or other resources than the Company. Product capabilities, quality, pricing, warranty, service and product lead-times are the primary competitive factors in this market. Changes in our competitor’s products, prices or services could negatively impact our market share, revenues and margins.

Economic conditions and the cyclical nature of the North American commercial construction industry could have an adverse impact on the profitability of this segment. There has traditionally been a lag between the general domestic economy and the commercial construction industry, and an additional approximate nine-month lag as it relates to our products and services. Our Architectural segment businesses are impacted by changes in the North American commercial construction industry, including unforeseen delays in project timing and work flow. These and other economic conditions could impact the overall commercial construction industry and may adversely impact the markets we serve, resulting in lower revenues and earnings.

The Architectural segment results could be adversely impacted by product quality and performance reliability problems. We manufacture and/or install products based on specific requirements of each of our customers. We believe that future orders of our products or services will depend on our ability to maintain the performance, reliability and quality standards required by our customers. If our products or services have performance, reliability or quality problems, we may experience delays in the collection of accounts receivable, higher manufacturing or installation costs, additional warranty and service expense, and reduced, cancelled or discontinued orders. Additionally, performance, reliability or quality claims from our customers, with or without merit, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages that could negatively impact our financial results.

The Architectural results could be adversely impacted by capacity utilization and changes in technology impacting capacity utilization. The Architectural segment’s near-term growth depends, to a significant degree, on its ability to fully utilize capacity at its production facilities. The failure to have sufficient capacity or to fully utilize existing capacity when needed, or to successfully integrate and manage additional capacity in the future, could adversely affect our revenue growth and operating results. Additionally, advances in product or process technologies on the part of existing or prospective competitors could have a significant impact on our ability to fully utilize our capacity and, therefore, have an adverse impact on our revenue growth and operating results.

The Architectural results could be adversely impacted by installation issues. The Company’s installation and renovation business typically is awarded as a fixed price contract. Often, bids are required before all aspects of a construction project are known. An underestimate in the amount of labor required, a change in the timing of the delivery of product, difficulties in execution, or significant delays could result in failure to achieve the expected results. Any such issues could result in losses on individual contracts that could impact our operating results.

Large-Scale Optical Technologies (LSO)

The LSO segment develops and produces applications that enhance the visual performance of products for picture framing and commercial optics. The revenue and profitability of this segment have been inconsistent from year to year, with considerable focus put on developing the high-end mix of products sold to our customers. Since fiscal 2004, the segment transitioned away from consumer electronics and pre-framed art, and focusing its efforts to value-added picture framing products. There can be no assurance that the revenue and profitability patterns experienced by the segment will not change in the near future or that the current trend to value-added products will continue.

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

The LSO segment is highly dependent on U.S. consumer confidence and economy. Our business in this segment depends on the strength of the retail picture-framing market. This market is highly dependent on consumer confidence and the conditions of the U.S. economy. We have been able to partially offset the impact of economic slowdowns in the recent past with new products, wider distribution and an increase in the mix of higher value-added picture framing products. If consumer confidence further declines, whether as a result of an economic slowdown, uncertainty regarding the future or other factors, our use of these strategies may not be as successful in the future, resulting in a potentially significant decrease in revenues and operating income.

The LSO segment results could be adversely impacted by capacity utilization. The LSO segment’s near-term growth depends, to a significant degree, on its ability to utilize its production capacity, especially as we increase the sales volume of our highest value-added picture framing glass products. The failure to successfully integrate and manage additional capacity or to utilize our capacity fully when needed could adversely affect our relationships with customers and cause customers to seek similar products from our competitors if we are unable to meet their needs, thus adversely impacting operating results.

Other Operational Risks

The Company’s results may be adversely impacted by implementation of an Enterprise Resource Planning (ERP) system. During fiscal 2008, the Company began a company-wide implementation of an ERP system to upgrade its information system technologies. The multi-year initiative will enhance internal processes, improve access to information and improve the control environment. The complexities of an ERP implementation and large-scale process changes that will be required could result in costs that exceed the project budget, business interruptions and reduced financial performance, adversely impacting operating results.

The performance of the Company’s automotive replacement glass distribution joint venture is uncertain. During fiscal 2001, the Company and PPG combined their U.S. automotive glass replacement distribution businesses to form PPG Auto Glass, of which the Company maintains a 34 percent ownership interest. The markets served and the overall business environment in the autoglass replacement industry are extremely competitive with the influx of imported products. Additionally, we are subject to provisions in the joint venture agreement that restrict our ability to react quickly to changing economic and environmental factors. The results of the joint venture in this changing industry could have an adverse impact on the results of the Company.

Financial Risks

Our quarterly and annual revenue and operating results are volatile and difficult to predict. Our revenue and operating results may fall below the expectations of securities analysts, company-provided guidance or investors in future periods. Our annual revenue and operating results may vary depending on a number of factors, including, but not limited to: fluctuating customer demand, delay or timing of shipments, construction delays, changes in product and project mix or market acceptance of new products; manufacturing or operational difficulties that may arise due to quality control, capacity utilization of our production equipment or staffing requirements; and competition, including new entrants into our markets, the introduction of new products by competitors, adoption of competitive technologies by our customers and competitive pressures on prices of our products and services. Our failure to meet revenue and operating result expectations would likely adversely affect the market price of our common stock.

Self-Insurance and Product Liability Risk

We retain a high level of uninsured risk; a material claim could impact our financial results. We obtain substantial amounts of commercial insurance for potential losses for general liability, employment practice, workers’ compensation and automobile liability risk. However, a high amount of risk is retained on a self-insured basis through a wholly owned insurance subsidiary. Therefore, a material product liability event, such as a material rework event, could have a material adverse effect on our operating results.

Environmental Regulation Risks

We are subject to potential environmental, remediation and compliance risks that could adversely affect our financial results. We use hazardous chemicals in producing products at two facilities (one in our Architectural segment and one in our LSO segment). One facility in our Architectural segment has certain historical environmental conditions which we believe require remediation. As a result, we are subject to a variety of local, state and federal governmental regulations relating to storage, discharge, handling, emission, generation and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. Our failure to comply with current or future environmental regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes or increased costs. Additionally, our ability to remediate the historical environmental conditions on the recently acquired Tubelite property at the amounts estimated as part of the purchase price allocation could have a material impact on future financial results.

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

The following table lists, by segment, the Company’s major facilities as of March 1, 2008, the general use of the facility and whether it is owned or leased by the Company.

Facility	Location	Owned/ Leased	Size (sq. ft.)	Function
Architectural Segment
Viracon	Owatonna, MN	Owned	790,460	Mfg/Admin
Viracon	Statesboro, GA	Owned	397,200	Mfg/Warehouse
Viracon	Owatonna, MN	Owned	136,000	Mfg/Admin
Viracon	Owatonna, MN	Leased	156,000	Warehouse
Viracon	Owatonna, MN	Leased	132,800	Warehouse/Admin
Viracon	Owatonna, MN	Leased	6,400	Maintenance
Viracon	St. George, UT	Owned	234,400	Mfg/Warehouse
Harmon, Inc. Headquarters	Minneapolis, MN	Leased	11,400	Admin
Wausau Window and Wall Systems	Wausau, WI	Owned	268,593	Mfg/Admin
Wausau Window and Wall Systems	Wausau, WI	Leased	69,615	Mfg/Warehouse/Admin
Wausau Window and Wall Systems	Stratford, WI	Owned	67,004	Mfg
Linetec	Wausau, WI	Owned	422,000	Mfg/Admin
Tubelite	Reed City, MI	Owned	244,632	Mfg
Tubelite	Walker, MI	Leased	80,514	Mfg/Admin

LSO Segment
Tru Vue	McCook, IL	Owned	300,000	Mfg/Admin
Tru Vue	Faribault, MN	Owned	274,600	Mfg/Admin
Tru Vue	Lakeland, FL	Leased	15,600	Mfg/Admin
Tru Vue	Tempe, AZ	Leased	1,200	Admin

Other
Apogee Corporate Office	Minneapolis, MN	Leased	15,000	Admin

In addition to the locations indicated above, the Architectural segment’s Harmon, Inc. operates 11 leased locations, serving multiple markets.

One of the Viracon facilities, a portion of the Wausau Window and Wall Systems facility, a portion of the Linetec facility and the Tru Vue facilities were constructed with the use of proceeds from industrial revenue bonds issued by their applicable cities. These properties are considered owned since, at the end of the bond term, title reverts to the Company.

ITEM 3.	LEGAL PROCEEDINGS

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practice, workers’ compensation, general liability and automobile claims. Additionally, as noted in Note 14 of the Notes to Consolidated Financial Statements, the Company’s international glazing discontinued operations continue to be party to various legal proceedings. Although it is difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended March 1, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions with Apogee Enterprises and Five-Year Employment History
Russell Huffer	58	Chairman of the Board of Directors of the Company since June 1999 and Chief Executive Officer and President of the Company since January 1998. Various management positions within the Company since 1986.

James S. Porter	47	Chief Financial Officer since October 2005. Vice President of Strategy and Planning from 2002 through 2005. Various management positions within the Company since 1997.

Patricia A. Beithon	54	General Counsel and Secretary since September 1999.

Gary R. Johnson	46	Vice President-Treasurer since January 2001. Various management positions within the Company since 1995.

Gregory A. Silvestri	48	Executive Vice President since March 2008. Senior Vice President of Operations, Viracon from August 2007 to March 2008. Various management positions with Plug Power, Inc. from 1999 to 2007, serving as President from 2006 to 2007.

Executive officers are elected annually by the Board of Directors and serve for a one-year period. There are no family relationships between any of the executive officers or directors of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Apogee common stock is traded on the Nasdaq Global Select Market (Nasdaq), under the ticker symbol APOG. During the fiscal year ended March 1, 2008, the average trading volume of Apogee common stock was 7,750,000 shares per month, according to Nasdaq.

As of April 1, 2008, there were approximately 1,945 shareholders of record and 7,500 shareholders for whom securities firms acted as nominees.

The following chart shows the quarterly range and year-end closing bids for one share of the Company’s common stock over the past five fiscal years.

	Quarter
	First			Second			Third			Fourth			Year-end Close
	Low		High	Low		High	Low		High	Low		High
2008	$18.410	-	$25.750	$24.230	-	$30.300	$20.040	-	$28.960	$14.300	-	$23.250	$15.390
2007	14.150	-	18.040	12.970	-	15.850	14.250	-	18.200	15.810	-	23.340	19.390
2006	12.150	-	15.230	13.030	-	17.590	14.500	-	17.430	15.120	-	18.640	17.300
2005	9.520	-	13.350	9.630	-	11.860	11.020	-	15.690	12.280	-	14.920	14.200
2004	7.900	-	11.190	8.380	-	11.530	9.970	-	13.070	10.500	-	12.810	12.500

Dividends

It is Apogee’s practice, subject to Board review and approval, to declare and pay quarterly cash dividends. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly, and annual cumulative, cash dividends per share for the past five fiscal years. Subject to future operating results, available funds and the Company’s future financial condition, the Company intends to continue paying cash dividends, when and if declared by its Board of Directors.

	First	Second	Third	Fourth	Total
2008	$0.068	$0.068	$0.074	$0.074	$0.283
2007	0.065	0.065	0.068	0.068	0.265
2006	0.063	0.063	0.065	0.065	0.255
2005	0.060	0.060	0.063	0.063	0.245
2004	0.058	0.058	0.060	0.060	0.235

Purchases of Equity Securities by the Company

The following table provides information with respect to purchases made by the Company of its own stock during fiscal 2008:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (b)
Dec. 2, 2007 through Dec. 29, 2007	97	$19.60	—	964,676
Dec 30, 2007 through Jan. 26, 2008	—	—	233,600	1,481,076
Jan. 27, 2008 through Mar. 1, 2008	34,638	15.39	104,969	1,376,107

Total	34,735		338,569	1,376,107

(a)	The purchases in this column consist entirely of those shares surrendered to us by plan participants in order to satisfy a stock-for-stock option exercise or withholding tax obligations related to stock-based compensation. These purchases are not part of a publicly announced plan or program.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. In January 2008, the Board of Directors increased the authorization by 750,000 shares. This repurchase program does not have an expiration date.

Comparative Stock Performance

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the Standard & Poor’s Small Cap 600 Index and the Russell 2000 Index. This graph assumes a $100 investment in each of Apogee, the Standard & Poor’s Small Cap 600 Index and the Russell 2000 Index at the close of trading on February 28, 2003, and also assumes the reinvestment of all dividends.

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008
Apogee	$100.00	$156.49	$181.66	$225.03	$256.36	$206.02
S&P Small Cap 600 Index	100.00	155.23	181.71	208.30	217.65	199.36
Russell 2000 Index	100.00	162.42	176.84	204.32	215.09	190.33

For the fiscal year ended March 1, 2008, our primary business activities included architectural glass products and services (approximately 91 percent of net sales) and large-scale optical technologies (approximately nine percent of net sales). We are not aware of any competitors, public or private, that are similar to us in size and scope of business activities. Most of our direct competitors are either privately owned or divisions of larger, publicly owned companies.

ITEM 6.	SELECTED FINANCIAL DATA

The following information should be read in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8—Financial Statements and Supplementary Data. The financial results for fiscal 2003 through 2006 have been restated to reflect the business unit that comprised our Auto Glass segment as a discontinued operation.

(In thousands, except per share data and percentages)	2008 (a)	2007	2006	2005	2004	2003
Results from Operations Data
Net sales	$881,809	$778,847	$665,457	$595,240	$490,750	$538,466
Gross profit	185,150	148,414	128,422	111,411	82,994	129,110
Operating income (loss)	66,459	47,725	30,894	24,020	(1,111)	35,537
Earnings (loss) from continuing operations	43,170	31,652	24,237	15,214	(949)	21,874
Net earnings (loss)	48,551	31,653	23,768	16,645	(5,593)	29,915
Earnings (loss) per share – basic
Continuing operations	1.52	1.14	0.88	0.56	(0.04)	0.79
Net earnings (loss)	1.71	1.14	0.87	0.61	(0.21)	1.09
Earnings (loss) per share – diluted
Continuing operations	1.49	1.12	0.87	0.55	(0.03)	0.77
Net earnings (loss)	1.67	1.12	0.85	0.60	(0.20)	1.06

Balance Sheet Data
Current assets	$259,229	$222,484	$203,134	$187,106	$157,854	$171,463
Total assets	563,508	449,161	403,958	368,465	336,517	382,841
Current liabilities	177,315	145,859	127,809	119,492	90,638	120,428
Long-term debt	58,200	35,400	45,200	35,150	39,650	47,258
Shareholders’ equity	284,582	235,668	199,053	178,080	167,456	178,210

Cash Flow Data
Depreciation and amortization	$22,776	$18,536	$17,449	$16,703	$18,423	$19,214
Capital expenditures	55,208	39,893	29,361	19,531	10,933	10,804
Dividends	8,192	9,312	6,989	6,695	6,450	6,246

Other Data
Gross margin – % of sales	21.0	19.1	19.3	18.7	16.9	24.0
Operating margin – % of sales	7.5	6.1	4.6	4.0	(0.2)	6.6
Effective tax rate – %	30.7	35.1	24.2	30.2	NM	28.9
Non–cash working capital	$69,650	$70,438	$70,650	$61,647	$59,393	$40,869
Long-term debt as a % of total capital	17.0	13.1	18.5	16.5	19.1	21.0
Return on:
Average shareholders’ equity – %	18.7	14.6	12.6	9.6	(3.2)	17.1
Average invested capital*– %	11.4	10.0	7.6	5.6	(1.0)	7.7
Dividend yield at year-end – %	1.8	1.4	1.5	1.7	1.9	2.8
Book value per share	9.90	8.25	7.15	6.52	6.12	6.55
Price/earnings ratio at year-end	9:1	17:1	20:1	24:1	NM	8:1
Average monthly trading volume	7,740	3,500	2,536	2,230	2,405	2,669

*	[(Operating income + equity in earnings of affiliated companies) x (.65)]/invested capital

NM=Not meaningful

(a)	See Note 6 to the Consolidated Financial Statements for additional information related to the acquisition of Tubelite in December 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leader in certain technologies involving the design and development of value-added glass products, services and systems. The Company is comprised of two segments: Architectural Products and Services (Architectural) and Large-Scale Optical (LSO). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass, windows, storefront and entrances comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, Inc., a leading fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems, a manufacturer of custom aluminum window systems and curtainwall; and Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters. In December 2007, we acquired all of the shares of Tubelite, Inc. (Tubelite), a privately held business that fabricates aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry that was added to our Architectural segment. Our LSO segment consists of Tru Vue, Inc., a manufacturer of value-added glass and acrylic for the custom picture framing and commercial optics markets.

The following are the key items that impacted fiscal 2008:

•

The Architectural segment’s operating results benefited from the influence of markets that are using more value-added design and energy-efficient products. With increased sales resulting from our ability to capture business in these strong markets, combined with good project mix, capacity expansions, improvements in pricing and operational productivity improvements, we were able to improve operating earnings by 33 percent for this segment.

•	Despite flat revenues, operating income in the LSO segment improved 51 percent due to a favorable mix of our best value-added picture framing glass products.

•	Our backlog increased 19 percent to $512.6 million at March 1, 2008 compared to $429.7 million at March 3, 2007.

•

The Architectural segment backlog, which represents more than 99 percent of the backlog, increased 20.5 percent over the prior year as a result of improvements in the commercial construction industry, increased capacity and demand for our products and services.

•

We acquired Tubelite for $45.7 million in December 2007. Tubelite contributed $10.5 million of sales to our Architectural segment for the period subsequent to acquisition. This acquisition was financed by an increase in long-term borrowings under our revolving credit agreement, together with cash generated from operations.

•

We completed our exit of the last business component of our Auto Glass segment which was reported as discontinued operations in 2007, and realized a pre-tax gain on disposal of $5.8 million. The facility of this operation has been retained and converted to provide additional capacity for our architectural glass fabrication business.

Architectural segment. Our Architectural segment is the largest and most cyclical segment in our portfolio. The segment serves the commercial construction market, which has improved over our three most recent fiscal years. We look at many market indicators such as office space vacancy rates, architectural billing statistics and other economic indicators to gain insight into the commercial construction market. Specifically, we focus on the U.S. non-residential construction market based on reports by McGraw-Hill Construction/F.W. Dodge (McGraw-Hill), a leading independent provider of construction industry analysis, forecasts and trends. We then adjust this information to conform to our fiscal year-end and the lag that is required to account for when our products and services typically are initiated in a construction project – approximately nine months after project start. From their fourth quarter calendar 2007 report, the markets that we serve had an annual compounded growth rate of 11 percent over our past three fiscal years. The improvements in the strong markets we serve had a significant impact on the segment’s results. Our segment’s compounded annual growth rate over that same time period was nearly 16 percent. In fiscal 2008, we increased revenues 15 percent (13 percent excluding the impact of Tubelite) and grew operating income 33 percent. Our operating margin rose to 6.7 percent in fiscal 2008 from 5.8 percent in fiscal 2007. Our fiscal 2008 operating margins were significantly impacted in the third quarter by a $6.5 million write-down on three architectural glass installation projects in one market. Our fiscal 2008 operating margin without this write-down would have been 7.5 percent. During the fourth quarter, we recorded an additional $2.3 million to update the total costs to complete these projects. The fourth quarter cost increases were offset by write-ups on other jobs within the installation business that occur in the normal course of business.

In the short-term, we are anticipating continued high levels of activity in the commercial construction market as McGraw-Hill has estimated continued growth in United States construction value through our fiscal 2009. McGraw-Hill projects that market value will roughly flatten out for the following two years at very high levels of activity. However, we believe we will continue to grow in this time period as we focus on our value propositions and satisfy currently unmet demand. Building contractors value our ability to deliver quality, distinctive window and curtainwall solutions to projects on time and on budget, helping to minimize costly job-site labor overruns. Their customers – building owners and developers – value the distinctive looks, energy savings and security features of our glass systems. These benefits can contribute to higher office lease rates, lower operating costs due to the energy efficiency of our value-added glass, a better environment for building occupants, and protection for buildings and occupants from hurricanes and blasts.

Our overall strategy is to defend and grow our Architectural business, primarily by increasing capacity and extending the reach of our architectural glass products. In fiscal 2008, we added capacity to our glass fabrication business which will enable us to serve more of the core, high value-added, large project markets. In fiscal 2009, our architectural glass business will primarily supply larger, more complex projects. The business will also expand its strategy of outsourcing some of its energy-efficient coatings, a low-capital way to meet demand that continues to exceed our capacity. Our window and installation businesses, which have also largely filled their capacity for fiscal 2009, will remain focused on mid-sized to smaller projects that ideally fit their capabilities.

In recent years, the construction market has identified certain environmentally friendly construction guidelines outlined in the Leadership in Energy and Environmental Design certification process (LEED)—often referred to as “green” buildings. As industry leaders, we are well-positioned to leverage the market transition to “green”, sustainable, commercial buildings, another key strategy for our Architectural segment. Data is emerging that has found that LEED certified buildings command rent premiums, higher occupancy rates and increased sales prices. We believe these tangible benefits will accelerate the demand for new LEED certified buildings and will encourage renovation of existing buildings, two trends that offer growth opportunities for our energy-efficient glass and aluminum systems. Our strategy is to continue to partner with architects and building contractors to help them understand the benefits of incorporating our energy-efficient products and system solutions in their “green” building projects.

A secondary strategy focuses on expanding our standard commercial window and storefront product lines. Our acquisition of Tubelite will extend the range of related products and services we can offer, and we will continue to pursue strategies to extend our market reach.

LSO segment. Our picture framing strategy is to convert the custom framing market to our highest value-added products. For fiscal 2008, revenues for the segment were $83 million, compared to $84 million in the prior year. Included in the prior year results were $7.5 million of sales from our pre-framed art product line, which we sold during the third quarter of 2008. Revenues from our value-added picture framing products increased by nine percent over the prior year as favorable mix of high value-added product was partially offset by a decrease in volume. Our strategy in the LSO segment is to continue to grow sales of higher value-added picture framing glass. We continue to help framers sell consumers value-added products rather than clear glass by showing framers how they can increase their profitability by selling up the value-added picture framing glass continuum. We offer framers point of purchase displays to assist them in showing their consumers the visual differences between clear glass and our value-added picture framing glass products.

Results of Operations

Net Sales

(Dollars in thousands)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net sales	$881,809	$778,847	$665,457	13.2%	17.0%

Fiscal 2008 Compared to Fiscal 2007

The 13.2 percent increase in sales was primarily due to an improved commercial construction market enabling us to increase volume across all our Architectural segment businesses but primarily in the architectural glass fabrication business. We were able to increase volume in glass fabrication as a result of increased capacity, including the start-up of the St. George, Utah facility. Sales were also impacted by improved pricing/mix in the architectural glass fabrication and window businesses, and improved job cost flow in our architectural glass installation business. It should be noted that fiscal 2008 contained only 52 weeks compared to 53 weeks in fiscal 2007 which negatively impacted fiscal 2008 net sales by 2 percent.

Fiscal 2007 Compared to Fiscal 2006

The 17 percent increase in sales was primarily due to increased architectural glass pricing, improved job cost flow in our architectural installation business and increased volume across all of our Architectural businesses primarily as a result of the improved North American commercial construction market. Fiscal 2007 also included 53 weeks compared to the prior-year 52-week period, which had a 2 percent impact on fiscal 2007 sales. These increases were slightly offset by a decline in LSO revenues as certain customers offered a less favorable product mix of value-added picture framing glass during fiscal 2007 as compared to the prior year.

Performance

The relationship between various components of operations, as a percentage of net sales, is illustrated below for the past three fiscal years.

(Percentage of net sales)	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	79.0	80.9	80.7

Gross profit	21.0	19.1	19.3
Selling, general and administrative expenses	13.5	13.0	14.7

Operating income	7.5	6.1	4.6
Interest income	0.1	0.1	0.1
Interest expense	0.3	0.3	0.3
Other income, net	—	—	—
Equity in (loss) earnings of affiliated companies	(0.3)	0.4	0.4

Earnings from continuing operations before income taxes	7.0	6.3	4.8
Income tax expense	2.1	2.2	1.2

Earnings from continuing operations	4.9	4.1	3.6
Earnings from discontinued operations, net of income taxes	0.6	—	—

Net earnings	5.5%	4.1%	3.6%

Effective income tax rate for continuing operations	30.7%	35.1%	24.2%

Fiscal 2008 Compared to Fiscal 2007

Consolidated gross profit improved by 1.9 percentage points primarily as a result of pricing and better mix of projects within our architectural glass, window and installation businesses. The gross margin also benefited from higher capacity utilization in the Architectural segment businesses, as well as improved mix in the LSO segment. Gross profit as a percentage of sales includes the impact of approximately 0.7 negative percentage points for the year as a result of third quarter write downs of $6.5 million on three architectural glass installation projects in our Florida market. As we neared completion of the projects in the third quarter, we identified significant workmanship and quality issues that would require significant costs to remediate and would likely result in the payment of additional contractual remedies to our customers. These write-downs reflected our conclusions that, as a result of these developments, the ultimate costs of the projects would exceed contract revenues. During the fourth quarter, we recorded $2.3 million of additional costs to complete these projects related to remediation activities and additional backcharges not previously identified. Two of these jobs were essentially completed by the end of fiscal 2008, while we anticipate the last project will be completed during the first quarter of fiscal 2009. The fourth quarter cost increases were offset by write-ups on other jobs within the installation business that occur in the normal course of business.

Selling, general and administrative (SG&A) expenses increased as a percent of sales from 13.0 percent in fiscal 2007 to 13.5 percent in fiscal 2008, an increase of $18 million. This increase relates primarily to expenditures to update our computer systems and information technology infrastructure, higher salaries and wages to support our growth, and increased incentive compensation expense due to improved financial performance.

Interest expense decreased $0.2 million from fiscal 2007 to fiscal 2008. This decrease includes a $0.9 million decline due to lower average daily borrowing and lower weighted average interest rates on our revolving credit facility, partially offset by a decrease in interest capitalized for capital expenditure projects.

Equity in affiliated companies reflects our 34 percent interest in an automotive replacement glass distribution business, PPG Auto Glass, LLC (PPG AG). During fiscal 2008, we recorded an impairment charge of $4.7 million on the goodwill associated with this investment. In addition, our equity in the earnings of PPG AG decreased from $2.8 million in fiscal 2007 to $2.2 million in fiscal 2008 as this business faces difficult market conditions.

The effective income tax rate for fiscal 2008 was 30.7 percent compared to 35.1 percent in fiscal 2007. The primary reason for this decrease in rate is due to the completion of an analysis of activities that are eligible for current and prior year research and development tax credits. Both current and additional prior years’ research and development tax credits are reflected in the fiscal 2008 rate.

Earnings from discontinued operations of $5.4 million net of tax in fiscal 2008 resulted from the gain on sale of certain assets related to our Auto Glass business of $3.7 million, the reduction in reserves of $2.2 million related to resolution of an outstanding legal matter in our discontinued European curtainwall operations and net loss from operations of our Auto Glass business of $0.5 million. In fiscal 2007, we had immaterial net earnings from discontinued operations.

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

SG&A expenses decreased by 1.7 percentage points as a percentage of net sales, but reflected an increase in spending of $3.2 million over fiscal 2006. The increased spending was primarily due to increased salaries and wages, the impact of expensing stock options and increased incentive compensation expenses due to improved financial performance. These increases were partially offset by a gain on sale of fixed assets in fiscal 2007. The reduction as a percentage of sales is primarily due to leveraging the fixed cost components of SG&A on higher sales.

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

Segment Analysis

Architectural Products and Services (Architectural)

(In thousands)	2008	2007	2006
Net sales	$798,819	$694,888	$576,189
Operating income	53,549	40,323	18,424
Operating income as a percent of sales	6.7%	5.8%	3.2%

Fiscal 2008 Compared to Fiscal 2007. The $103.9 million or 15 percent increase in Architectural net sales from fiscal 2007 to fiscal 2008 reflects increased volume across all businesses, primarily due to an improved commercial construction market. The improved market enabled us to utilize increased capacity in the architectural glass fabrication business leading to a significant portion of the increase in volume. The increase in net sales is also due to improved pricing and project mix and productivity in our architectural glass fabrication and window businesses, and improved job cost flow in our architectural glass installation business. Revenue from Tubelite subsequent to our December 2007 acquisition totaled $10.5 million or 1.5 percentage points of the overall fiscal year increase.

The Architectural segment’s operating income of $53.5 million, or 6.7 percent of sales, increased $13.2 million or 32.8 percent over fiscal 2007 operating income of $40.3 million. All businesses in the segment had improved operating income except our architectural glass installation business, where we experienced write-downs during the third and fourth quarters on three projects within the Florida market. Operating income improvements for the Architectural segment reflect the impact of higher revenues as discussed above, improved pricing and a more favorable mix of projects with higher value-added features.

Fiscal 2007 Compared to Fiscal 2006. Architectural net sales for fiscal 2007 increased 20.6 percent to $694.9 million from $576.2 million in fiscal 2006. The increase was due to increased architectural glass pricing, improved job cost flow in the installation business and increased volume in the glass fabrication business. The primary driver behind these increases was the improvement in the overall commercial construction market. McGraw-Hill Construction/F.W. Dodge reported non-residential growth at 9 percent for calendar year 2005 which relates to our fiscal 2007. In addition, the extra week in fiscal 2007 had an impact of 2 percent on fiscal 2007 sales.

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

Large-Scale Optical Technologies (LSO)

(In thousands)	2008	2007	2006
Net sales	$82,993	$84,082	$89,313
Operating income	15,398	10,215	15,122
Operating income as a percent of sales	18.6%	12.1%	16.9%

Fiscal 2008 Compared to Fiscal 2007. LSO revenues in fiscal 2008 decreased $1.1 million from fiscal 2007. This net decrease reflects a modest increase in revenues from our picture framing business resulting from favorable product mix of our value-added products, partially offset by a $4.0 million decrease in sales from the pre-framed art product line that was sold during the third quarter of fiscal 2008. Operating income in the LSO segment improved from 12.1 percent in fiscal 2007 to 18.6 percent in fiscal 2008 as our picture framing business sold a higher percentage of our best, value-added picture framing glass in the current year.

Fiscal 2007 Compared to Fiscal 2006. Fiscal 2007 revenue was down 5.9 percent from fiscal 2006 due to an unusually strong fiscal 2006. Additionally, during the first half of fiscal 2007, certain customers offered a less favorable mix of value-added picture framing products. These factors were somewhat offset by the 2 percent impact of the extra week in fiscal 2007. Total value-added picture framing glass remained high as a percent of total picture frame sales, at approximately 85 percent, but the mix of “best” products was down from fiscal 2006. Operating income decreased by 32 percent in fiscal 2007 from fiscal 2006, as a result of the less favorable value-added picture framing glass mix. In addition, we incurred a $0.9 million non-cash charge related to the planned exit of the pre-framed art/wall décor product line. These items were partially offset by the $0.4 million net flat glass settlement proceeds, which increased margins by 0.5 percentage points.

Consolidated Backlog

At March 1, 2008, our consolidated backlog was $512.6 million, up 19.3 percent from the $429.7 million reported at March 3, 2007 as a result of strong commercial construction market conditions. The backlog of the Architectural segment represented 99.7 percent of consolidated backlog. We expect 72 percent of our total backlog to be recognized in fiscal 2009 revenue. We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator and is not an effective indicator of the ultimate profitability of our sales, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Acquisitions

On December 21, 2007, we acquired all of the shares of Tubelite, Inc., a privately held business, for $45.7 million, including transaction costs of $1.0 million and net of cash acquired of $0.9 million. Tubelite’s results of operations have been included in the consolidated financial statements and within the Architectural segment since the date of acquisition. Tubelite fabricates aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry. The purchase is part of the Company’s strategy to grow its presence in commercial architectural markets. Goodwill recorded as part of the purchase price allocation was $21.7 million and is not tax deductible. Identifiable intangible assets acquired as part of the acquisition were $17.6 million and include customer relationships, trademarks and non-compete agreements with a weighted average useful life of 15 years. We continue to evaluate the purchase price allocations for intangible assets and deferred tax assets and liabilities, and expect to revise the allocation as better information becomes available.

Discontinued Operations

During fiscal 2007, the Company announced its intention to discontinue the manufacturing of automotive replacement glass products and also announced its decision to sell the remaining portion of the Auto Glass segment that manufactures and sells original equipment manufacturer and aftermarket replacement windshields for the recreational vehicle and bus markets. The Company restated the consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. The Company completed the sale of certain assets related to the business during the third quarter of fiscal 2008. Conclusion of the sale resulted in a pre-tax gain of $5.8 million which is included in earnings from discontinued operations in the consolidated results of operations. The Auto glass segment’s manufacturing facility was not part of the sale. The facility was reclassified to Architectural segment assets and has been converted to expand the capacity of the Architectural segment’s glass fabrication business.

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

During the first quarter of fiscal 2008, these reserves were reduced by $3.5 million, primarily due to resolution of an outstanding legal matter related to a significant French curtainwall project, and were reported as earnings from discontinued operations. The remaining results from discontinued operations in fiscal 2008 reflect the operating loss of the Auto Glass business.

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

Our investment in PPG Auto Glass totals $22.7 million, which includes $2.5 million in goodwill. We assess the fair market value of this investment on a regular basis, as required under generally accepted accounting principles. We consider many factors, including short- and long-term projections of future performance associated with these assets. During the third quarter of fiscal 2008, we performed an assessment of the realizability of this asset in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which resulted in an impairment charge of $4.7 million reflected in equity in loss of affiliated companies.

Liquidity and Capital Resources

(Cash effect, in thousands)	2008	2007	2006
Net cash provided by continuing operating activities	$86,235	$48,071	$34,453
Capital expenditures	(55,208)	(39,893)	(29,361)
Acquisition of businesses, net of cash acquired	(45,691)	(444)	(420)
Proceeds from dispositions of property	354	1,650	178
Borrowing (repayment) activities, net	22,800	(9,800)	9,900
Purchases and retirement of Company common stock	(5,414)	—	(4,044)
Dividends paid	(8,192)	(9,312)	(6,989)

Operating activities. Cash provided by operating activities increased by $38.2 million for fiscal 2008 and $13.6 million for fiscal 2007, both of which were driven by higher net earnings and effective working capital management.

We continue to focus on lowering our working capital requirements. Non-cash working capital (current assets, excluding cash, less current liabilities) was $69.7 million at March 1, 2008 or 7.9 percent of fiscal 2008 sales, our key metric. This compares to $70.4 million at March 3, 2007 or 9.0 percent of fiscal 2007 sales. The largest contributors to the improvement in this metric were a $19.8 million increase in billings in excess of costs and earnings on uncompleted contracts, and improved receivable collection processes that drove the number of days’ sales outstanding to 54 days from 63 days at fiscal 2007. Both of these improvements were the result of better contract management.

Investing activities. Investing activities used net cash of $103.6 million, $34.8 million and $38.7 million in fiscal 2008, 2007 and 2006, respectively. Capital expenditures in fiscal 2008, 2007 and 2006 were $55.2 million, $39.9 million and $29.4 million, respectively. Fiscal 2008 capital expenditures included spending of $21.0 million for a building expansion and equipment for Tru Vue to expand capacity of our highest value-added picture framing products and $13.7 million for expansion of our architectural glass fabrication facilities, including finalization of the St. George, Utah facility and conversion of our auto glass manufacturing facility to support architectural glass. Fiscal 2007 expenditures included the majority of the spending for our architectural glass capacity expansion in St. George, Utah. During fiscal 2008, the Company exercised buy-out options on two equipment sale and leaseback agreements for $8.6 million and included these in capital expenditures.

The primary reason for the increase in investing activities in fiscal 2008 was our investment in Tubelite on December 21, 2007. We acquired all of the shares of Tubelite, a privately held business, for $45.7 million, including transaction costs of $1.0 million and net of cash acquired of $0.9 million. Note 6 of the Notes to Consolidated Financial Statements contains further information regarding this acquisition.

In fiscal 2009, we expect to incur capital expenditures of approximately $60 million, including capital for expansion and modernization of the architectural window facility in Wausau, Wisconsin, and capacity expansions and productivity improvements in both operating segments.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

At March 1, 2008, the Company has one sale and leaseback agreement for a building that provides an option to purchase the building at projected future fair market value upon expiration of the lease in 2014. The lease is classified as an operating lease in accordance with SFAS No. 13, Accounting for Leases. The Company has a deferred gain of $0.7 million under this sale and leaseback transaction, which is included as accrued expenses and other long-term liabilities. The average annual lease payment over the life of the remaining lease is $0.4 million.

Financing activities. Net proceeds from borrowings for fiscal 2008 were $22.8 million, net payments were $9.8 million in fiscal 2007 and net proceeds in fiscal 2006 were $9.9 million. Total outstanding borrowings increased to $58.2 million at March 1, 2008 from $35.4 million at the end of fiscal 2007. The primary reason for the increase in borrowings during fiscal 2008 was to finance the purchase of Tubelite. Our debt-to-total capital ratio was 17.0 percent at the end of fiscal 2008, up from 13.1 percent at the end of fiscal 2007, primarily as a result of the acquisition. The majority of our long-term debt at the end of the year, $49.8 million, consisted of bank borrowings under our $100.0 million syndicated revolving credit facility.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock in the open market at prevailing market prices. The Board of Directors increased this authorization by 750,000 shares in January 2008. We repurchased 535,324 shares under this program, for a total of $7.2 million, through February 25, 2006. No share repurchases were made under this plan during fiscal 2007. We repurchased 338,569 shares during the fourth quarter of fiscal 2008 for $5.4 million. We have purchased a total of 873,893 shares at a total cost of $12.6 million since the inception of this program and have remaining authority to repurchase 1,376,107 shares under this program.

In addition to the shares repurchased under the repurchase plan, we also purchased $3.1 million and $2.1 million of Company stock from employees pursuant to terms of Board and shareholder approved compensation plans during fiscal 2008 and 2007, respectively.

We have paid $8.2 million in dividends during the current year, compared to $9.3 million in the prior-year as a result of making four quarterly payments in the current year. We made five payments in the prior-year period, solely due to timing of payments.

Other financing activities. The following summarizes significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Period
(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Borrowings under credit facility	$—	$—	$—	$49,800	$—	$—	$49,800
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Operating leases (undiscounted)	7,316	6,082	4,981	3,619	2,680	5,048	29,726
Purchase obligations	48,326	711	—	—	—	—	49,037
Uncertain tax positions	—	—	—	—	—	—	—
Environmental liabilities	—	—	—	—	—	—	—
Interest on fixed-rate debt	573	325	14	—	—	—	912
Other obligations	653	396	—	—	—	—	1,049

Total cash obligations	$56,868	$7,514	$4,995	$53,419	$2,680	$13,448	$138,924

We maintain a $100.0 million revolving credit facility which expires in November 2011. Borrowings of $49.8 million were outstanding as of March 1, 2008. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at March 1, 2008 was $223.3 million, whereas our net worth as defined in the credit facility was $284.6 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 0.62 at March 1, 2008. If we are not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At March 1, 2008, we were in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

As of March 1, 2008, we have purchase obligations totaling $49.0 million, the majority of which are for raw material commitments. It also includes $19.0 million committed for the modernization and expansion of our architectural window facility and $4.2 million related to expansion of our Viracon facilities.

We expect to make contributions of $0.9 million to our pension plans in fiscal 2009. The fiscal 2009 expected contributions will equal or exceed our minimum funding requirements.

As of March 1, 2008, we had $13.5 million and $2.1 million of unrecognized tax benefits and environmental liabilities, respectively. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

The Company has entered into three interest rate swap agreements that, at March 1, 2008, effectively converted $3.5 million of variable rate borrowings into a fixed-rate obligation. These agreements call for an additional $20.0 million of variable rate borrowings to be converted into fixed-rate obligations during the first quarter of fiscal 2009. These agreements expire in fiscal 2011. For each of these interest rate swaps, the Company receives payments at variable rates while making payments at fixed rates of between 2.59 and 2.75 percent. The impact of these interest rate swaps is reflected in the interest on fixed-rate debt in the above table. At March 3, 2007, the Company had two interest rate swap agreements that converted $16.5 million of variable rate borrowings into a fixed rate obligation. The Company terminated these agreements during fiscal 2008. The net present liability associated with these swaps was immaterial at the end of both fiscal 2008 and 2007.

In addition to the interest on fixed-rate debt, we will incur annual interest expense on outstanding variable rate debt. As of March 1, 2008, variable interest rate debt, excluding the $23.5 million that is contractually fixed, was $34.7 million with a weighted average interest rate of 4.2 percent.

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

From time to time, we acquire the use of certain assets, such as warehouses, automobiles, forklifts, vehicles, office equipment, hardware, software and some manufacturing equipment through operating leases. Many of these operating leases have termination penalties. However, because the assets are used in our operations, it is unlikely that any significant portion of these operating leases would be terminated prior to the normal expiration of their lease terms. Therefore, we consider the risk related to termination penalties to be minimal.

The other obligations in the table above relate to non-compete and consulting agreements with current and former employees.

	Amount of Commitment Expiration Per Period
(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Standby letters of credit	$2,025	$—	$—	$—	$—	$8,653	$10,678

In addition to the above standby letters of credit, which were predominantly issued for our Industrial Development Bonds, we are required, in the ordinary course of business, to obtain a surety or performance bond that commits payments to our customers for any non-performance on our behalf. At March 1, 2008, $246.8 million of our backlog was bonded by performance bonds with a face value of $473.7 million. Performance bonds do not have stated expiration dates as we are released from the bonds upon completion of the contract. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

We self-insure our third-party product liability coverages. As a result, a material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2009, we believe that current cash on hand, cash generated from operating activities and available capacity under our committed revolving credit facility should be adequate to fund our working capital requirements, planned capital expenditures and dividend payments.

Off-balance sheet arrangements. With the exception of routine operating leases, we had no off-balance sheet financing arrangements at March 1, 2008 or March 3, 2007.

Outlook

The following statements are based on current expectations for fiscal 2009. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to increase 12 to 15 percent.

•	Architectural segment revenues are expected to increase 13 to 16 percent for the year.

•	Large-Scale Optical segment revenues are expected to be flat compared to the prior year.

•

Annual gross margins are expected to be slightly less than 22.5 percent, or 1 to 1.5 percentage points higher than in fiscal 2008; increased pricing, operational improvements and cost reductions are expected to more than offset increases in wages, health care, energy, materials and freight.

•	Expected annual operating margins by segment are: Architectural, 8.0 to 8.3 percent; and Large-Scale Optical, 17.5 to 18.5 percent.

•	Selling, general and administrative expenses as a percent of sales are projected to be slightly less than 14 percent.

•	Equity in affiliates, which reflects Apogee’s portion of the results of the PPG Auto Glass joint venture, is expected to report pre-tax earnings of approximately $1.5 million.

•

Capital expenditures are projected to be approximately $60 million, including capital for modernization of the architectural window facility, and capacity expansions and productivity improvements in both segments.

•	Depreciation and amortization are estimated at approximately $32 million for the year.

•	Debt is expected to be approximately $35 to $45 million at year-end.

•	The effective tax rate for the full year is anticipated to be approximately 35 percent.

•	Earnings per share from continuing operations are expected to range from $1.82 to $1.94.

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

Revenue recognition – Our standard product sales terms are “free on board” (FOB) shipping point or FOB destination and revenue is recognized when title has transferred. However, our installation business records revenue on a percentage-of- completion basis as it relates to revenues earned from construction contracts. During fiscal 2008, approximately 33 percent of our consolidated sales and 36 percent of our Architectural segment sales were recorded on a percentage-of-completion basis. Under this methodology, we compare the total costs incurred to date to the total estimated costs for the contract, and record that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in sales only when customers have approved them. A significant number of estimates are used in these computations.

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

Self-insurance reserves – We obtain substantial amounts of commercial insurance for potential losses for general liability, workers’ compensation, automobile liability, employment practices and architect’s and engineer’s errors and omissions risk and other miscellaneous coverages. However, an amount of risk is retained on a self-insured basis through a wholly owned insurance subsidiary. Reserve requirements are established based on actuarial projections of ultimate losses. Additionally, we maintain a self-insurance reserve for our health insurance programs maintained for the benefit of our eligible employees and non-employee directors. We estimate a reserve based on historical levels of amounts for claims incurred but not reported.

Stock-based compensation – We account for share-based compensation in accordance with SFAS No. 123R, which was adopted on February 26, 2006. Under this standard, the fair value of each share-based payment award is estimated on the date of grant and, in the case of performance-based awards, updated throughout the year. We use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. For other performance-based awards, we estimate the future performance of the Company as an input into the expense and liability. Any change in the actual results from our assumptions could have a material impact on the Company’s operating results.

Income Taxes – We record a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

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

Our principal market risk is sensitivity to interest rates, which is the risk that changes in interest rates will reduce net earnings of the Company. To manage our direct risk from changes in market interest rates, management actively monitors the interest sensitive components of our balance sheet, primarily debt obligations and fixed income securities, as well as market interest rates in order to minimize the impact of changes in interest rates on net earnings and cash flow.

We use interest rate swaps to fix a portion of our variable rate borrowings from fluctuations in interest rates. As of March 1, 2008, we had interest rate swaps covering $3.5 million of variable rate debt. The net present liability associated with these swaps was minimal at the end of fiscal 2008. Subsequent to March 1, 2008, we have entered into two additional interest rate swaps effectively hedging $20.0 million of variable rate borrowing, fixing the rate at between 2.59 percent and 2.75 percent.

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

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. This change in interest rates affecting our financial instruments at March 1, 2008 would result in approximately a $0.3 million impact to net earnings. As interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase. Besides the market risk related to interest rate changes, the commercial construction markets in which our businesses operate are highly affected by changes in interest rates and, therefore, significant interest rate fluctuations could materially impact our operating results.

Our investment portfolio consists primarily of municipal bond obligations. We have not seen significant fluctuation in market values of our investments as a result of the recent changes in the investment market.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 1, 2008, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of March 1, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

Management has excluded from its assessment the internal control over financial reporting at Tubelite, Inc., which was acquired on December 21, 2007, and whose financial statements constitute five percent and eleven percent of net and total assets, respectively, one percent of revenues, and one percent of net income of the consolidated financial statement amounts as of and for the year ended March 1, 2008.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of March 1, 2008. That report is set forth immediately following the report of Deloitte & Touche LLP on the consolidated financial statements included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Apogee Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of March 1, 2008 and March 3, 2007, and the related consolidated results of operations, statements of cash flows, and statements of shareholders’ equity for each of the three years in the period ended March 1, 2008. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries at March 1, 2008 and March 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 1, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for uncertain tax positions in the year ended March 1, 2008, and share-based compensation and defined benefit pension and other postretirement plans in the year ended March 3, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 1, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 29, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Minneapolis, Minnesota

April 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Apogee Enterprises, Inc.:

We have audited the internal control over financial reporting of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of March 1, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Tubelite, Inc., which was acquired on December 21, 2007, and whose financial statements constitute 5% and 11% of net and total assets, respectively, 1% of revenues, and 1% of net income of the consolidated financial statement amounts as of and for the year ended March 1, 2008. Accordingly, our audit did not include the internal control over financial reporting at Tubelite, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 1, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 1, 2008, of the Company and our report dated April 29, 2008, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, and included an explanatory paragraph for the Company’s change in the method of accounting for uncertain tax positions as discussed in Note 1 to the consolidated financial statements.

Deloitte & Touche LLP

Minneapolis, Minnesota

April 29, 2008

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 1, 2008	March 3, 2007
Assets
Current assets
Cash and cash equivalents	$12,264	$6,187
Receivables, net of allowance for doubtful accounts	189,378	160,473
Inventories	46,862	40,762
Deferred tax assets	6,082	5,117
Current assets of discontinued operations	234	5,732
Other current assets	4,409	4,213

Total current assets	259,229	222,484

Property, plant and equipment, net	176,676	134,256
Marketable securities available for sale	21,751	19,106
Investments in affiliated companies	22,725	20,760
Assets of discontinued operations	—	2,074
Goodwill	60,977	44,044
Intangible assets, at cost less accumulated amortization of $5,808 and $4,304, respectively	19,979	3,904
Other assets	2,171	2,533

Total assets	$563,508	$449,161

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$71,478	$59,854
Accrued payroll and related benefits	30,172	25,589
Accrued self-insurance reserves	8,592	7,870
Other accrued expenses	22,202	20,487
Current liabilities of discontinued operations	1,301	3,310
Billings in excess of costs and earnings on uncompleted contracts	39,507	19,683
Accrued income taxes	4,063	9,066

Total current liabilities	177,315	145,859

Long-term debt	58,200	35,400
Uncertain tax positions	13,520	—
Long-term self-insurance reserves	12,269	12,014
Other long-term liabilities	13,826	11,864
Liabilities of discontinued operations	3,796	8,356

Commitments and contingent liabilities (Note 18)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding, 28,745,351 and 28,549,751, respectively	9,582	9,517
Additional paid-in capital	95,252	81,031
Retained earnings	181,772	147,248
Common stock held in trust	(3,425)	(4,473)
Deferred compensation obligations	3,425	4,473
Accumulated other comprehensive loss	(2,024)	(2,128)

Total shareholders’ equity	284,582	235,668

Total liabilities and shareholders’ equity	$563,508	$449,161

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands, except per share data)	Year-Ended Mar. 1, 2008 (52 weeks)	Year-Ended Mar. 3, 2007 (53 weeks)	Year-Ended Feb. 25, 2006 (52 weeks)
Net sales	$881,809	$778,847	$665,457
Cost of sales	696,659	630,433	537,035

Gross profit	185,150	148,414	128,422
Selling, general and administrative expenses	118,691	100,689	97,528

Operating income	66,459	47,725	30,894
Interest income	972	1,024	805
Interest expense	2,485	2,652	2,402
Other income (expense), net	128	(22)	66
Equity in (loss) earnings of affiliated companies	(2,772)	2,724	2,623

Earnings from continuing operations before income taxes	62,302	48,799	31,986
Income tax expense	19,132	17,147	7,749

Earnings from continuing operations	43,170	31,652	24,237
Earnings (loss) from discontinued operations, net of income taxes	5,381	1	(469)

Net earnings	$48,551	$31,653	$23,768

Earnings per share – basic
Earnings from continuing operations	$1.52	$1.14	$0.88
Earnings (loss) from discontinued operations	0.19	—	(0.01)

Net earnings	$1.71	$1.14	$0.87

Earnings per share – diluted
Earnings from continuing operations	$1.49	$1.12	$0.87
Earnings (loss) from discontinued operations	0.18	—	(0.02)

Net earnings	$1.67	$1.12	$0.85

Weighted average basic shares outstanding	28,319	27,688	27,407
Weighted average diluted shares outstanding	29,054	28,246	28,003

Cash dividends declared per common share	$0.283	$0.265	$0.255

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year-Ended Mar. 1, 2008 (52 weeks)	Year-Ended Mar. 3, 2007 (53 weeks)	Year-Ended Feb. 25, 2006 (52 weeks)
Operating Activities
Net earnings	$48,551	$31,653	$23,768
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (earnings) loss from discontinued operations	(5,381)	(1)	469
Depreciation and amortization	22,776	18,536	17,449
Stock-based compensation	7,374	5,127	1,681
Deferred income taxes	(2,598)	(1,400)	(611)
Excess tax benefits from stock-based compensation	(2,565)	(1,829)	—
Results from equity method investee	2,772	(2,724)	(2,623)
Loss (gain) on disposal of assets	278	(2,079)	(791)
Other, net	120	203	(4)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Receivables	(21,014)	(21,845)	(8,634)
Inventories	(2,075)	(13)	(7,432)
Accounts payable and accrued expenses	13,850	15,880	8,111
Billings in excess of costs and earnings on uncompleted contracts	19,824	3,428	3,795
Refundable and accrued income taxes	4,404	3,448	(593)
Other, net	(81)	(313)	(132)

Net cash provided by continuing operating activities	86,235	48,071	34,453

Investing Activities
Capital expenditures	(55,208)	(39,893)	(29,361)
Proceeds from sales of property, plant and equipment	354	1,650	178
Acquisition of businesses, net of cash acquired	(45,691)	(444)	(420)
Proceeds on note from (loans to) equity investments	—	5,000	(5,000)
Purchases of marketable securities	(34,263)	(36,742)	(50,728)
Sales/maturities of marketable securities	31,224	35,672	46,601

Net cash used in continuing investing activities	(103,584)	(34,757)	(38,730)

Financing Activities
Net proceeds from (payments on) revolving credit agreement	22,800	(9,800)	10,050
Payments on long-term debt	—	—	(150)
Payments on debt issue costs	(1)	(71)	(350)
Proceeds from issuance of common stock, net of cancellations	3,085	6,702	4,685
Excess tax benefits from stock-based compensation	2,565	1,829	—
Repurchase and retirement of common stock	(5,414)	—	(4,044)
Dividends paid	(8,192)	(9,312)	(6,989)

Net cash provided by (used in) continuing financing activities	14,843	(10,652)	3,202

Cash Flows of Discontinued Operations
Net cash provided by (used in) operating activities	134	(1,383)	(134)
Net cash provided by (used in) investing activities	8,449	232	(82)
Net cash provided by financing activities	—	—	—

Net cash provided by (used in) discontinued operations	8,583	(1,151)	(216)

Increase (decrease) in cash and cash equivalents	6,077	1,511	(1,291)
Cash and cash equivalents at beginning of year	6,187	4,676	5,967

Cash and cash equivalents at end of year	$12,264	$6,187	$4,676

Noncash Activity
Capital expenditures in accounts payable	$924	$1,222	$689
Dividends in accounts payable	—	—	1,810

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Unearned Compensation	Accumulated Other Comprehensive (Loss) Income	Comprehensive Earnings (Loss)
Bal. at Feb. 26, 2005	27,329	$9,110	$57,586	$113,611	$(5,029)	$5,029	$(1,810)	$(417)
Net earnings	—	—	—	23,768	—	—	—	—	$23,768
Unrealized loss on marketable securities, net of $11 tax benefit	—	—	—	—	—	—	—	(20)	(20)
Unrealized gain on derivatives, net of $225 tax expense	—	—	—	—	—	—	—	369	369
Issuance of stock, net of cancellations	415	138	6,911	(460)	(387)	387	(4,609)	—	—
Amortization of restricted Stock	—	—	—	—	—	—	1,681	—	—
Tax benefit associated with stock plans	—	—	1,214	—	—	—	—	—	—
Exercise of stock options	459	153	4,477	—	—	—	—	—	—
Share repurchases	(250)	(83)	(588)	(3,373)	—	—	—	—	—
Other share retirements	(96)	(32)	(220)	(1,260)	—	—	—	—	—
Cash dividends ($0.255 per share)	—	—	—	(7,093)	—	—	—	—	—

Bal. at Feb. 25, 2006	27,857	$9,286	$69,380	$125,193	$(5,416)	$5,416	$(4,738)	$(68)	$24,117

Net earnings	—	—	—	31,653	—	—	—	—	$31,653
Unrealized gain on marketable securities, net of $72 tax expense	—	—	—	—	—	—	—	135	135
Unrealized gain on derivatives, net of $15 tax expense	—	—	—	—	—	—	—	27	27
Adoption of SFAS 158 net of $1,267 tax benefit	—	—	—	—	—	—	—	(2,222)	—
Adjustment to initially apply SFAS No. 123R	—	—	(4,738)	—	—	—	4,738	—	—
Issuance of stock, net of cancellations	114	38	333	(346)	943	(943)	—	—	—
Stock-based compensation	—	—	5,127	—	—	—	—	—	—
Tax benefit associated with stock plans	—	—	2,695	—	—	—	—	—	—
Exercise of stock options	700	233	8,564	—	—	—	—	—	—
Other share retirements	(121)	(40)	(330)	(1,750)	—	—	—	—	—
Cash dividends ($0.265 per share)	—	—	—	(7,502)	—	—	—	—	—

Bal. at March 3, 2007	28,550	$9,517	$81,031	$147,248	$(4,473)	$4,473	$—	$(2,128)	$31,815

Net earnings	—	—	—	48,551	—	—	—	—	$48,551
Adoption of FIN 48	—	—	—	840	—	—	—	—	—
Unrealized loss on marketable securities, net of $137 tax benefit	—	—	—	—	—	—	—	(257)	(257)
Unrealized loss on derivatives, net of $8 tax benefit	—	—	—	—	—	—	—	(14)	(14)
Unrealized gain on pension obligation, net of $214 tax expense	—	—	—	—	—	—	—	375	375
Issuance of stock, net of cancellations	148	50	(13)	137	1,048	(1,048)	—	—	—
Stock-based compensation	—	—	7,374	—	—	—	—	—	—
Tax benefit associated with stock plans	—	—	2,565	—	—	—	—	—	—
Exercise of stock options	526	175	5,853	—	—	—	—	—	—
Share repurchases	(339)	(113)	(1,117)	(4,184)	—	—	—	—	—
Other share retirements	(140)	(47)	(441)	(2,628)	—	—	—	—	—
Cash dividends ($0.283 per share)	—	—	—	(8,192)	—	—	—	—	—

Bal. at March 1, 2008	28,745	$9,582	$95,252	$181,772	$(3,425)	$3,425	$—	$(2,024)	$48,655

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Summary of Significant Accounting Policies and Related Data

Basis of Consolidation. The accompanying consolidated financial statements include the accounts of Apogee Enterprises, Inc., a Minnesota corporation, and all majority-owned subsidiaries (the Company). Transactions between Apogee and its subsidiaries have been eliminated in consolidation. The equity method of accounting is used for the Company’s equity investments, in which we have significant influence over the investee, and, as a result, our share of the earnings or losses of such investments is included in the results of operations and our share of these companies’ shareholders’ equity is included in the accompanying consolidated balance sheets.

Fiscal Year. Apogee’s fiscal year ends on the Saturday closest to February 28. Fiscal 2008 and fiscal 2006 each consisted of 52 weeks and fiscal 2007 consisted of 53 weeks.

Cash and Cash Equivalents. Investments with an original maturity of three months or less are included in cash and cash equivalents.

Inventories. Inventories, which consist primarily of purchased glass and aluminum, are valued at the lower of cost or market. Approximately 89 percent of the inventories are valued by use of the last-in, first-out (LIFO) method, which does not exceed market. If the first-in, first-out (FIFO) method had been used, inventories would have been $3.9 million and $3.4 million higher than reported at March 1, 2008, and March 3, 2007, respectively.

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

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and has determined that it does not have any intangible assets with indefinite useful lives other than goodwill. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or more frequently if events warrant. Intangible assets with discrete useful lives are amortized over their estimated useful lives. The Company tests goodwill of each of its reporting units for impairment annually in connection with its fourth quarter planning process or more frequently if impairment indicators exist. As discussed in Note 5, the Company recorded an impairment charge of $4.7 million for the goodwill associated with its investment in PPG Auto Glass, LLC during the third quarter of fiscal 2008 based on determining a reduction in fair value of the Company’s total investment. During the fourth quarter of fiscal 2008, using discounted cash flow methodologies, we completed our annual impairment test for goodwill and determined there was no additional impairment charge required. In addition, the Company reassessed the useful lives of its identifiable intangible assets and determined that the remaining lives were appropriate.

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

Environmental Liability. In accordance with Statement of Position (SOP) 96-1, Environmental Remediation Liabilities, we recognize environmental clean-up liabilities on an undiscounted basis when loss is probable and can be reasonably estimated. The cost of the clean-up is estimated by engineering, financial and legal specialists based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties will not be able to fulfill their commitments at the sites where the Company may be jointly and severally liable. As part of the acquisition of Tubelite, Inc. (Tubelite) described in Note 6, the Company acquired property which contain historical environmental conditions that it intends to remediate. Accordingly, as part of the purchase price allocation, the Company recorded $2.1 million in reserves that remained on the balance sheet at March 1, 2008. The reserve for environmental liabilities is included in other accrued expenses and other long-term liabilities in the Consolidated Balance Sheets.

Revenue Recognition. Generally, our sales terms are “free on board” (FOB) shipping point or FOB destination for our product-type sales, and revenue is recognized when title has transferred. Revenue excludes sales taxes as the Company considers itself a pass-through conduit for collecting and remitting sales taxes. The Company recognizes revenue from construction contracts on a percentage-of-completion basis, measured by the percentage of costs incurred to date to estimated total costs for each contract, and records that proportion of the total contract revenue in that period. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in sales only when they have been approved by customers. Approximately 33 percent, 35 percent and 33 percent of our consolidated sales in fiscal 2008, 2007 and 2006, respectively, were recorded on a percentage-of-completion basis.

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

Research and Development. Research and development expenses are charged to operations as incurred and were $11.1 million, $11.7 million and $7.6 million for fiscal 2008, 2007 and 2006, respectively. Of this amount, $9.9 million, $10.7 million and $6.4 million, respectively, was focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and is included in cost of sales.

Advertising. Advertising expenses are charged to operations as incurred and were $1.5 million, $1.6 million, and $1.6 million for fiscal 2008, 2007 and 2006, respectively.

Stock-Based Compensation. The Company accounts for share-based compensation in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which was adopted on February 26, 2006. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. See Note 12 for additional information regarding share-based compensation.

Income Taxes. The Company accounts for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes, which requires use of the asset and liability method. This method recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial and tax reporting.

The Company adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (FIN 48) on March 4, 2007, the beginning of the Company’s fiscal year 2008. FIN 48 clarifies the accounting for income tax by prescribing a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 13 for additional information regarding the adoption of FIN 48.

Defined Benefit Pension Plans. The Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106 and 132 (R) (SFAS No. 158) on March 3, 2007. The adoption increased long-term liabilities by $3.5 million, increased deferred tax assets by $1.3 million and decreased total shareholders’ equity by $2.2 million. The adoption of SFAS No. 158 had no impact on the consolidated results of operations for fiscal 2007. SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end, effective for fiscal years ending after December 15, 2008, the company’s fiscal 2009. See Note 10 for additional information about the Company’s defined benefit pension plans.

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

New Accounting Standards. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, the Company’s fiscal year 2009. The implementation date for applying SFAS No. 157 to nonfinancial assets and nonfinancial liabilities has been extended to fiscal years beginning after November 15, 2008, the Company’s fiscal year 2010. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159), which becomes effective for fiscal periods beginning after November 15, 2007, the Company’s fiscal year 2009. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141 (R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS No. 141 (R) is effective for fiscal years beginning after December 15, 2008, the Company’s fiscal year 2010. The Company is currently evaluating the impact of SFAS No. 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). This standard requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, the Company’s fiscal year 2010. The adoption of SFAS No. 160 will not have a material impact on the Company’s consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, but does not change Statement No. 133’s scope or accounting. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, the Company’s fiscal year 2010. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements.

2	Working Capital

Receivables

(In thousands)	2008	2007
Trade accounts	$107,870	$89,194
Construction contracts	53,802	49,751
Contract retainage	24,571	20,513
Other receivables	4,878	2,982

Total receivables	191,121	162,440
Less allowance for doubtful accounts	(1,743)	(1,967)

Net receivables	$189,378	$160,473

Inventories

(In thousands)	2008	2007
Raw materials	$18,769	$14,179
Work-in-process	9,974	8,129
Finished goods	14,290	11,093
Costs and earnings in excess of billings on uncompleted contracts	3,829	7,361

Total inventories	$46,862	$40,762

Other Accrued Expenses

(In thousands)	2008	2007
Taxes, other than income taxes	$3,422	$2,509
Retirement savings plan	5,521	4,451
Volume and pricing discounts	962	1,509
Warranties	4,617	4,324
Deferred gain on sale and leaseback transactions	111	1,207
Interest	419	292
Other	7,150	6,195

Total accrued expenses	$22,202	$20,487

3	Property, Plant and Equipment

(In thousands)	2008	2007
Land	$4,939	$2,674
Buildings and improvements	99,068	75,865
Machinery and equipment	181,253	146,000
Office equipment and furniture	33,859	29,832
Construction in progress	30,621	33,974

Total property, plant and equipment	349,740	288,345
Less accumulated depreciation	(173,064)	(154,089)

Net property, plant and equipment	$176,676	$134,256

Depreciation expense was $21.4 million, $17.4 million and $16.2 million in fiscal 2008, 2007 and 2006, respectively.

4	Marketable Securities

The Company’s wholly owned insurance subsidiary, Prism, insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. Prism’s fixed maturity investments are classified as “available for sale” and are carried at market value as prescribed by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and are the only marketable securities reflected on the Consolidated Balance Sheet. Unrealized gains and losses are reported in accumulated other comprehensive loss, net of income taxes, until the investments are sold. The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at March 1, 2008 and March 3, 2007 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 1, 2008
Municipal bonds	$22,021	$92	$(362)	$21,751

Total investments	$22,021	$92	$(362)	$21,751

March 3, 2007
Municipal bonds	$18,983	$156	$(33)	$19,106

Total investments	$18,983	$156	$(33)	$19,106

The Company considers the unrealized losses arising from increased interest rates indicated above to be temporary in nature. The amortized cost and estimated fair values of investments at March 1, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$582	$583
Due after one year through five years	4,970	4,975
Due after five years through 10 years	8,031	7,981
Due after 10 years through 15 years	3,719	3,571
Due beyond 15 years	4,719	4,641

Total	$22,021	$21,751

Gross realized gains of $0.2 million, $0.1 million and $0.2 million, and gross realized losses of $0.1 million in each of fiscal 2008, 2007 and 2006 were recognized and are included in other (income) expense, net in the accompanying consolidated results of operations.

5	Equity Investments

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The Company’s investment in PPG Auto Glass was $22.7 million and $20.5 million at March 1, 2008 and March 3, 2007, respectively. At March 1, 2008, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $2.5 million. This excess is reported as goodwill. During the third quarter of fiscal 2008, the Company performed an assessment of the fair value of this asset in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which resulted in an impairment charge of $4.7 million. The impairment charge is included in the equity in the loss of affiliated companies in the accompanying Consolidated Results of Operations.

In connection with the formation of PPG Auto Glass, the Company agreed to a supply agreement to supply the joint venture, through PPG, with most of the Company’s windshield fabrication capacity at agreed upon terms and conditions. The Company’s windshield supply agreement with PPG expired in fiscal 2006.

In addition to the above investment, the Company had an immaterial equity-method investment of $0.3 million at March 3, 2007, which was written off during fiscal 2008.

6	Acquisitions

On December 21, 2007, the Company acquired all of the shares of Tubelite, Inc. (Tubelite), a privately held business, for $45.7 million, including transaction costs of $1.0 million and net of cash acquired of $0.9 million. Tubelite’s results of operations have been included in the consolidated financial statements and within the Architectural segment since the date of acquisition. Tubelite fabricates aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	Dec. 21, 2007
Current assets	$12,012
Property, plant and equipment, net	7,415
Intangible assets	17,578
Goodwill	21,680
Current liabilities	(4,307)
Long-term liabilities	(8,687)

Net assets acquired	$45,691

Identifiable intangible assets are definite-lived assets. These assets include customer relationships, trademarks and non-compete agreements and have a weighted average amortization period of 15 years which matches the weighted average useful life of the assets. Goodwill recorded as part of the purchase price allocation is not tax deductible. The Company continues to evaluate the purchase price allocations for intangible assets and deferred tax assets and liabilities and expects to revise the allocation as better information becomes available.

The following pro forma consolidated condensed financial results of operations for the year ended March 1, 2008 and March 3, 2007 are presented as if the acquisition had been completed at the beginning of each period presented:

(In thousands, except per share data)	Pro forma 2008	Pro forma 2007
Net sales	$931,285	$833,353
Income from continuing operations	44,894	33,277
Net income	50,275	33,278

Earnings per share – continuing operations
Basic	$1.59	$1.20
Diluted	1.55	1.18

Weighted average common shares outstanding
Basic	28,319	27,688
Diluted	29,054	28,246

These pro forma consolidated condensed financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. The adjustments do not reflect the effect of synergies that would have been expected to result from integration of this acquisition.

7	Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the year ended March 1, 2008 is detailed below. “Corporate and Other” includes the excess of the cost of the investment over the value of the underlying net tangible assets related to the formation of the PPG Auto Glass joint venture.

(In thousands)	Architectural	LSO	Corporate and Other	Total
Balance, March 3, 2007	$26,185	$10,607	$7,252	$44,044
Goodwill acquired	21,680	—	—	21,680
Impairment adjustment and other	36	(50)	(4,733)	(4,747)

Balance, March 1, 2008	$47,901	$10,557	$2,519	$60,977

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	2008			2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$2,056	$(1,484)	$572	$2,054	$(1,367)	$687
Non-compete agreements	5,839	(2,166)	3,673	2,899	(1,606)	1,293
Customer relationships	12,092	(1,615)	10,477	2,700	(1,028)	1,672
Purchased intellectual property	5,800	(543)	5,257	555	(303)	252

Total	$25,787	$(5,808)	$19,979	$8,208	$(4,304)	$3,904

Amortization expense on these identifiable intangible assets was $1.5 million and $1.3 million in fiscal 2008 and 2007, respectively. The amortization expense associated with the debt issue costs is included in interest expense in the consolidated results of operations. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

(In thousands)	2009	2010	2011	2012	2013
Estimated amortization expense	$3,691	$2,935	$2,336	$2,039	$1,688

8	Long-Term Debt

The Company maintains a $100.0 million revolving credit facility, which expires in November 2011. Borrowings of $49.8 million were outstanding as of March 1, 2008. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at March 1, 2008 was $223.3 million, whereas the Company’s net worth as defined in the credit facility was $284.6 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.62 at March 1, 2008. If the Company is not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At March 1, 2008, the Company was in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

(In thousands)	2008	2007
Borrowings under revolving credit agreement, interest at 4.9% for 2008 and 5.9% for 2007*	$49,800	$27,000
Other, interest at 3.2% for 2008 and 3.6% for 2007	8,400	8,400

Total long-term debt	58,200	35,400
Less current installments	—	—

Net long-term debt	$58,200	$35,400

*	Interest rate excludes the impact of swaps.

The Company’s $8.4 million of industrial revenue bonds, included in the total above, are supported by $8.7 million of letters of credit that reduce the Company’s availability of funds under the $100.0 million credit facility.

Long-term debt maturities are as follows:

(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Maturities	$—	$—	$—	$49,800	$—	$8,400	$58,200

The Company has entered into three interest rate swap agreements that, at March 1, 2008, effectively converted $3.5 million of variable rate borrowings into a fixed-rate obligation. These agreements call for an additional $20.0 million of variable rate borrowings to be converted into fixed-rate obligations during the first quarter of fiscal 2009. These agreements expire in fiscal 2011. For each of these interest rate swaps, the Company receives payments at variable rates while making payments at fixed rates of between 2.59 and 2.75 percent. At March 3, 2007, the Company had two interest rate swap agreements that converted $16.5 million of variable rate borrowings into a fixed rate obligation. The Company terminated these agreements during fiscal 2008. The net present liability associated with these swaps was minimal at the end of both fiscal 2008 and 2007.

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

Selected information related to long-term debt is as follows:

(In thousands, except percentages)	2008	2007
Average daily borrowings during the year	$39,895	$54,059
Maximum borrowings outstanding during the year	66,500	66,200
Weighted average interest rate during the year, excluding swap agreements	6.0%	6.2%
Weighted average interest rate during the year, including swap agreements	6.1%	6.2%

9	Interest Expense

(In thousands)	2008	2007	2006
Interest on debt	$2,478	$3,416	$2,597
Other interest expense	284	287	353
Less capitalized interest	(270)	(985)	(470)
Less interest allocated to discontinued operations	(7)	(66)	(78)

Net interest expense	$2,485	$2,652	$2,402

Interest payments were $2.6 million, $3.7 million and $2.9 million in fiscal 2008, 2007 and 2006, respectively. As a portion of the total interest expense related to funds borrowed to purchase major facilities, information systems and equipment installations, we capitalized a portion of the payments and will depreciate them over the lives of the related assets.

Net interest expense allocated to discontinued operations is computed based on the ratio of net operating assets of discontinued operations to consolidated net assets.

10	Employee Benefit Plans

401(k) Retirement Plan

The Company sponsors a single 401(k) retirement plan covering substantially all full-time non-union employees and union employees at one of our manufacturing facilities. This plan includes an annual Company contribution based on a percentage of employees’ base earnings and years of service with the Company. The contribution was $4.7 million, $4.2 million and $4.0 million in fiscal 2008, 2007 and 2006, respectively. Of the total contribution, $0.1 million, $0.2 million and $0.3 million in fiscal 2008, 2007 and 2006, respectively, represented contributions related to discontinued operations.

In addition to the contribution above, employees are also allowed to contribute up to 60 percent of their eligible earnings to this plan, up to statutory limits. The Company contributes a match of 30 percent of the first six percent of eligible compensation that the employee contributes. The Company match for fiscal 2008, 2007 and 2006 was $2.0 million, $1.8 million and $1.7 million, respectively. Of the total match made by the Company, $0.1 million in each of fiscal 2008, 2007 and 2006 represented contributions related to discontinued operations.

Plans under Collective Bargaining Agreements

The Company contributes to various multi-employer union retirement plans, which provide retirement benefits to the majority of its union employees. The total contributions to these plans in fiscal 2008, 2007 and 2006, respectively, were $7.9 million, $7.3 million and $6.7 million. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of any unfunded vested liabilities.

As part of the acquisition of Tubelite in fiscal 2008, the Company assumed the assets and liabilities of the Tubelite, Inc. Hourly Employees’ Pension Plan (Tubelite plan). This plan is a defined benefit pension plan that was frozen to new entrants and additional years of service credit for participating employees as of January 1, 2004. At the acquisition date, plan benefits exceeded plan assets by $0.5 million.

Officers’ Supplemental Executive Retirement Plan (SERP)

The Company sponsors an unfunded SERP for the benefit of certain executives. The plan is considered a defined benefit pension plan which is based principally on an employee’s years of service and compensation levels near retirement.

Obligations and Funded Status of Defined Benefit Pensions Plans

The following tables present reconciliations of the benefit obligation of the defined benefit pension plans and the funded status of the defined-benefit pension plans. Both the Tubelite plan and the SERP use a December 31 measurement date.

(In thousands)	2008	2007
Change in benefit obligation
Benefit obligation beginning of period	$7,349	$6,332
Service cost	52	210
Interest cost	414	341
Actuarial (gain) loss	(280)	748
Benefits paid	(284)	(282)
Benefit obligation assumed in acquisition	4,849	—

Benefit obligation at measurement date	$12,100	$7,349

Change in plan assets
Fair value of plan assets beginning of period	$—	$—
Actual return on plan assets	—	—
Company contributions	284	282
Benefits paid	(284)	(282)
Fair value of plan assets from acquisition	4,391	—

Fair value of plan assets at measurement date	$4,391	$—

Funded status at measurement date	$(7,709)	$(7,349)
Contributions paid after measurement date	216	47

Net amount recognized at year-end	$(7,493)	$(7,302)

Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2008	2007
Other non-current assets	$—	$—
Current liabilities	(294)	(284)
Other long-term liabilities	(7,199)	(7,018)

Total	$(7,493)	$(7,302)

Amounts included in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost consist of:

(In thousands)	2008	2007
Net actuarial loss	$1,171	$1,522
Prior service cost	1,729	1,967

Accumulated other comprehensive loss	$2,900	$3,489

The amount recognized in accumulated other comprehensive (income) loss arising during the year, net of tax, is as follows:

(In thousands)	2008
Net actuarial gain	$(224)
Prior service credit	(151)

Total	$(375)

The accumulated benefit obligation of the defined-benefit pension plans is $10.2 million and $5.1 million at the measurement date for fiscal 2008 and 2007, respectively.

Components of the defined-benefit pension plans net periodic benefit cost are as follows:

(In thousands)	2008	2007	2006
Service cost	$52	$210	$252
Interest cost	414	341	323
Amortization of prior service cost	237	237	238
Amortization of loss	72	12	—

Net periodic benefit cost	$775	$800	$813

The estimated net actuarial gain and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost for fiscal 2009 are $0.1 million and $0.2 million, net of tax, respectively.

Additional Information

Assumptions

Weighted-average assumptions used at December 31 to determine the defined-benefit plans’ benefit obligation for the following fiscal years are as follows:

(Percentages)	2008	2007	2006
Discount rate	6.25	5.75	5.50
Rate of compensation increase	4.00	4.00	4.00

Weighted-average assumptions used at December 31 to determine the defined-benefit plans’ net periodic benefit cost for the following fiscal years are as follows:

(Percentages)	2008	2007	2006
Rate of compensation increase	4.00	4.00	3.50
Discount rate	5.75	5.50	5.75

Discount rate. The discount rate reflects the current rate at which the defined benefit plans’ pension liabilities could be effectively settled at the end of the year based on the December 31 measurement date. The discount rate was determined by matching the expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate of 6.25 percent. There are no known or anticipated changes in the discount rate assumption that will impact the pension expense in fiscal year 2009.

Net periodic benefit cost. Total net periodic pension benefit cost was $0.8 million in fiscal 2008, 2007 and 2006. Total net periodic pension benefit cost is expected to be approximately $0.9 million in fiscal 2009. The net periodic pension benefit cost for fiscal 2009 has been estimated assuming a discount rate of 5.75 percent.

Contributions

Pension contributions to the plans for fiscal 2008 and 2007 totaled $0.5 million and $0.3 million, respectively. Since the SERP is unfunded, the contributions represent benefit payments made. The contributions in fiscal 2008 and 2007 equaled or exceeded the minimum funding requirement. Fiscal 2009 pension contributions will include contributions to the Tubelite plan and are expected to total $0.9 million.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans as follows:

(In thousands)
Fiscal 2009	$615
Fiscal 2010	618
Fiscal 2011	621
Fiscal 2012	627
Fiscal 2013	622
Fiscal 2014-2017	5,607

Plan Assets

The Company does not maintain assets intended for the future use of the SERP. In accordance with its current policy, the assets of the Tubelite plan have been invested in fixed income securities.

Employee Stock Purchase Plan

The Company also sponsors an employee stock purchase plan into which its employees and non-employee directors may contribute up to $500 per week on an after-tax basis. The Company contributes a match of 15 percent of the employee contribution. Contributions and Company match funds are used to purchase shares of Company stock on the open market. The Company match to this plan was $0.1 million in each of fiscal 2008, 2007 and 2006.

11	Shareholders’ Equity

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

Share Repurchases

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock in the open market at prevailing market prices. The Board of Directors increased this authorization by 750,000 shares in January 2008. The Company repurchased 535,324 shares under this program, for a total of $7.2 million through February 25, 2006. No share repurchases were made during fiscal 2007. The Company repurchased 338,569 shares during the fourth quarter of fiscal 2008 for $5.4 million. The Company has purchased a total of 873,893 shares at a total cost of $12.6 million since the inception of this program and has remaining authority to repurchase 1,376,107 shares under this program.

In addition to the shares repurchased according to this repurchase plan, the Company also purchased $3.1 million, $2.1 million and $1.5 million of Company stock from employees pursuant to terms of board and shareholder approved compensation plans during fiscal 2008, 2007 and 2006, respectively.

Accumulated Other Comprehensive Income

The following table summarizes the accumulated other comprehensive loss at March 1, 2008 and March 3, 2007.

(In thousands)	2008	2007
Net unrealized (loss) gain on marketable securities	$(177)	$80
Net unrealized (loss) gain on derivatives	—	14
Pension liability adjustments	(1,847)	(2,222)

Total accumulated other comprehensive loss	$(2,024)	$(2,128)

12	Stock-Based Compensation

Stock Incentive Plan

The 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan (collectively, the Plans) provide for the issuance of 3,400,000 and 2,500,000 shares, respectively, for various forms of stock-based compensation. On June 28, 2006, the shareholders approved the Amended and Restated 2002 Omnibus Stock Incentive Plan to increase the number of shares for issuance under the plan from 1,800,000 to 3,400,000. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights (SARs), are required to be granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. Nonvested share awards are also included in these Plans. Outstanding options issued to employees generally vest over a four-year period, outstanding SARs vest over a three-year period and outstanding options issued to directors vest at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards generally vest over a three or four-year period.

The 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under either plan, although vesting and exercises of options and vesting of nonvested share awards previously granted thereunder will still occur in accordance with the vesting periods of the various grants.

Total stock-based compensation expense included in the results of operations for fiscal 2008, 2007 and 2006 was $7.4 million, $5.1 million and $1.7 million, respectively. In accordance with the modified prospective transition method of SFAS No. 123R, financial results for the periods prior to fiscal 2007 have not been restated.

Cash proceeds from the exercise of stock options were $6.0 million, $8.8 million and $4.6 million for fiscal 2008, 2007 and 2006, respectively.

The weighted average fair value per option or SAR for those granted in fiscal 2008, 2007 and 2006 was $9.17, $6.53 and $6.73, respectively. The aggregate intrinsic value of these securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised in fiscal 2008, 2007 and 2006 was $7.4 million, $3.7 million and $2.6 million, respectively.

The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2008, 2007 and 2006, respectively.

	2008	2007	2006
Dividend yield	1.1%	1.6%	1.7%
Expected stock price volatility	41.3%	49.6%	58.8%
Risk-free interest rate	4.3%	4.9%	3.8%
Expected lives	4.5 years	4.6 years	4.8 years

The expected stock price volatility is based on historical experience. The risk-free interest rate is based on the U.S. Treasury Strip rate whose term is consistent with the expected life of the Company’s stock options. The expected life, the average time an option grant is outstanding, and forfeiture rates are estimated based on historical experience.

The following table summarizes the award transactions under the Plans for the year ended March 1, 2008:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 3, 2007	1,687,378	$12.39
SARs/options granted	323,190	24.90
Options exercised	(546,148)	12.03
Options and SARs canceled	(22,689)	18.27

Outstanding at March 1, 2008	1,441,731	$15.16	6.4 years	$3,308,439

Vested or expected to vest at March 1, 2008	1,400,065	$15.02	6.3 years	$3,297,599

Exercisable at March 1, 2008	996,290	$13.63	5.6 years	$2,988,565

Partnership Plan

The Amended and Restated 1987 Partnership Plan (the “Partnership Plan”), a plan designed to increase the ownership of Apogee stock by key employees, allowed participants selected by the Compensation Committee of the Board of Directors to defer earned incentive compensation through the purchase of Apogee common stock. The purchased stock was then matched by an equal award of restricted stock, which vested over a predetermined period. The restricted stock was recorded as unearned compensation in the equity section of the balance sheet. In accordance with EITF 97-14, Accounting for Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested, the deferred compensation in the form of the Company’s stock was recorded at historical cost and classified as common stock held in trust. Since the investments were all in Company stock, an offsetting amount was recorded as deferred compensation obligations in the equity section of the balance sheet. Common shares of 3,400,000 were authorized for issuance under the Partnership Plan. As of March 1, 2008, 3,268,000 shares have been issued or committed under the Partnership Plan. The Company expensed $0.3 million, $0.3 million and $0.4 million in conjunction with the Partnership Plan in fiscal 2008, 2007 and 2006, respectively.

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

The following table summarizes the nonvested share award transactions, including performance shares, under the Plans for fiscal 2008:

	Nonvested Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at March 3, 2007	583,835	$13.48
Granted	242,538	23.96
Vested	(46,026)	11.25
Canceled	(32,576)	17.02

Nonvested at March 1, 2008	747,771	$15.66

At March 1, 2008, there was $6.4 million of total unrecognized compensation cost related to nonvested share awards, which is expected to be recognized over a weighted average period of approximately 29 months. The total fair value of shares vested during fiscal 2008 was $0.5 million.

13	Income Taxes

The components of income tax expense for continuing operations for each of the last three fiscal years are as follows:

(In thousands)	2008	2007	2006
Current:
Federal	$18,802	$17,550	$7,878
State and local	1,218	997	482

Total current for continuing operations	$20,020	$18,547	$8,360

Deferred:
Federal	$(2,505)	$(1,350)	$(757)
State and local	(93)	(50)	146

Total deferred for continuing operations	$(2,598)	$(1,400)	$(611)
Total non-current tax expense	$1,710	—	—

Total income tax expense	$19,132	$17,147	$7,749

Income tax payments, net of refunds, were $17.1 million, $15.0 million and $8.8 million in fiscal 2008, 2007 and 2006, respectively.

The differences between the statutory federal income tax rates and consolidated effective tax rates are as follows:

	2008	2007	2006
Federal income tax expense at statutory rates	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.2	1.2	1.3
Tax credits – Research & Development	(4.6)	(0.7)	(0.7)
Tax credits – Other	(0.1)	(0.1)	(0.1)
Foreign sales	—	(0.4)	(0.7)
Manufacturing deduction	(1.9)	(0.9)	(0.8)
Meals and entertainment	0.3	0.3	0.4
Incentive stock option compensation	0.2	0.4	—
Tax-exempt interest	(0.4)	(0.4)	(0.5)
Tax reserves adjustments and benefits recognized	0.9	0.7	(9.7)
Other, net	0.1	—	—

Income tax expense, continuing operations	30.7%	35.1%	24.2%

The lower rate in fiscal 2008 is primarily due to tax benefits recorded for research and development tax credits and the manufacturing deduction increase.

Tax benefits for deductions associated with the stock-based incentive plans amounted to $2.6 million, $2.7 million and $1.2 million in fiscal 2008, 2007 and 2006, respectively. These benefits were added directly to additional paid-in capital and were not reflected in the determination of income tax expense or benefit.

Deferred tax assets and deferred tax liabilities for continuing operations at March 1, 2008 and March 3, 2007 are as follows:

	2008		2007
(In thousands)	Current	Noncurrent	Current	Noncurrent
Accounts receivable	$573	$—	$714	$—
Accrued insurance	628	1,034	232	997
Other accruals	3,449	(755)	2,571	(750)
Deferred compensation	310	9,798	246	7,995
Restructuring reserve	381	1,378	513	1,511
Goodwill and other intangibles	—	(7,325)	—	(238)
Inventory	836	—	808	—
Depreciation	—	(8,457)	—	(7,317)
Mark-to-market interest rate swaps	—	—	—	(8)
Investment in PPG Autoglass	—	1,371	—	—
Liability for unrecognized tax benefits	142	4,538	—	—
Other	(237)	282	33	25

Deferred tax assets	$6,082	$1,864	$5,117	$2,215

The Company has state net operating loss carryforwards with a tax effect of $2.2 million. A full valuation allowance has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefit in future periods.

The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years prior to fiscal 2004. The Internal Revenue Service (IRS) has audited the Company through fiscal 2002.

The Company adopted FIN 48 on March 4, 2007, the beginning of the Company’s fiscal year 2008. The adoption of FIN 48 increased total assets by $2.8 million, total liabilities by $2.0 million and total shareholders’ equity by $0.8 million. The adoption of FIN 48 had no impact on the consolidated results of operations.

The total liability for unrecognized tax benefits as of March 4, 2007, the date of adoption, was $11.6 million, including $3.2 million for the possible payment of penalties and interest. Of the total liability for unrecognized tax benefits, $2.6 million, if recognized, would decrease the continuing operations effective tax rate. At March 1, 2008, the total liability for unrecognized tax benefits is $13.5 million, including $3.3 million for the possible payment of penalties and interest. Of this total liability, $3.9 million, if recognized, would decrease the continuing operations effective tax rate. The change in the twelve month period was primarily a result of liabilities recorded related to tax benefits recorded in the third quarter for research and development credits and interest recorded on existing unrecognized tax benefits. The total liability for unrecognized tax benefits at both March 1, 2008 and the date of adoption includes $4.9 million related to discontinued operations, which includes $1.8 million for interest and penalties, and the entire amount, if recognized, would decrease the effective tax rate for discontinued operations. The remainder of the unrecognized tax benefits, if recognized, would decrease deferred income taxes.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense which is consistent with past practices. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of $0.2 million during fiscal 2008.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)	2008
Gross unrecognized tax benefits at March 4, 2007	$8,367
Gross increases in tax positions for prior years	986
Gross decreases in tax positions for prior years	(168)
Gross increase in tax positions for current year	1,389
Fiscal 2008 settlements	(319)
Lapse in statute of limitations	(69)

Gross unrecognized tax benefits at March 1, 2008	$10,186

The total liability for unrecognized tax benefits is not expected to change materially during the next 12 months.

14	Discontinued Operations

During fiscal 2007, the Company announced its intention to discontinue the manufacturing of automotive replacement glass products and also announced its decision to sell the remaining portion of the Auto Glass segment that manufactures and sells original equipment manufacturer and aftermarket replacement windshields for the recreational vehicle and bus markets. The Company restated the consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. The Company completed the sale of certain assets related to the business during the third quarter of fiscal 2008. Conclusion of the sale resulted in a pre-tax gain of $5.8 million which is included in earnings from discontinued operations in the consolidated results of operations. The Auto glass segment’s manufacturing facility was not part of the sale. The facility was reclassified to Architectural segment assets and has been converted to expand the capacity of the Architectural segment’s glass fabrication business.

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

(In thousands)	2008	2007	2006
Condensed Statement of Operations from Discontinued Businesses
Net sales	$11,119	$26,903	$31,404

Loss before income taxes (prior to gain on disposal)	(881)	(4)	(755)
Income tax benefit	(320)	(5)	(286)

(Loss) earnings from operations, net of income taxes	(561)	1	(469)
Gain on disposal, net of income taxes	5,942	—	—

Net earnings (loss)	$5,381	$1	$(469)

(In thousands)	2008	2007
Summary Balance Sheets of Discontinued Businesses
Receivables, net of allowance for doubtful accounts	$234	$3,790
Other current assets	—	1,942
Property, plant and equipment, net	—	1,978
Other non-current assets	—	96
Accounts payable and accrued liabilities	1,301	3,310
Long-term liabilities	3,796	8,356

15	Quarterly Data (Unaudited)

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
Fiscal 2008
Net sales	$209,885	$217,673	$210,975	$243,276	$881,809
Gross profit	42,888	46,863	40,214	55,185	185,150
Earnings from continuing operations	9,725	11,787	7,566	14,092	43,170
Earnings (loss) from discontinued operations	1,971	(313)	3,430	293	5,381
Net earnings	11,696	11,474	10,996	14,385	48,551
Earnings per share – basic
Earnings from continuing operations	0.35	0.42	0.27	0.50	1.52
Earnings (loss) from discontinued operations	0.07	(0.02)	0.12	0.01	0.19
Net earnings	0.42	0.40	0.39	0.51	1.71
Earnings per share – diluted
Earnings from continuing operations	0.34	0.40	0.26	0.49	1.49
Earnings (loss) from discontinued operations	0.06	(0.01)	0.12	0.01	0.18
Net earnings	0.40	0.39	0.38	0.50	1.67
Fiscal 2007
Net sales	$187,005	$181,755	$203,885	$206,202	$778,847
Gross profit	32,844	34,687	40,652	40,231	148,414
Earnings from continuing operations	7,399	11,420	16,224	13,756	48,799
(Loss) earnings from discontinued operations	(120)	12	(328)	437	1
Net earnings	4,742	7,333	9,903	9,675	31,653
Earnings per share – basic
Earnings from continuing operations	0.18	0.27	0.37	0.32	1.14
(Loss) earnings from discontinued operations	(0.01)	—	(0.01)	0.02	—
Net earnings	0.17	0.27	0.36	0.34	1.14
Earnings per share – diluted
Earnings from continuing operations	0.17	0.26	0.36	0.33	1.12
(Loss) earnings from discontinued operations	—	—	(0.01)	0.01	—
Net earnings	0.17	0.26	0.35	0.34	1.12

16	Earnings Per Share

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

(In thousands)	2008	2007	2006
Basic earnings per share – weighted common shares outstanding	28,319	27,688	27,407
Weighted common shares assumed upon exercise of stock options	409	365	415
Unvested shares for deferred compensation plans	326	193	181

Diluted earnings per share – weighted common shares and potential common shares outstanding	29,054	28,246	28,003

There were 305,000 stock options excluded in fiscal 2008 and 24,000 stock options excluded in both fiscal 2007 and 2006, from the computation of diluted earnings per share due to their anti-dilutive effect.

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

The following table presents certain data for our two segments, and consolidated data, for fiscal 2008, 2007 and 2006.

(In thousands)	2008	2007	2006
Net Sales from continuing operations
Architectural	$798,819	$694,888	$576,189
Large-scale optical	82,993	84,082	89,313
Intersegment elimination	(3)	(123)	(45)

Total	$881,809	$778,847	$665,457

Operating Income (Loss) from continuing operations
Architectural	$53,549	$40,323	$18,424
Large-scale optical	15,398	10,215	15,122
Corporate and other	(2,488)	(2,813)	(2,652)

Total	$66,459	$47,725	$30,894

Depreciation and Amortization from continuing operations
Architectural	$19,611	$16,120	$15,276
Large-scale optical	2,519	2,240	2,060
Corporate and other	646	176	113

Total	$22,776	$18,536	$17,449

Capital Expenditures from continuing operations
Architectural	$32,108	$37,684	$26,358
Large-scale optical	19,103	1,678	2,272
Corporate and other	3,997	531	731

Total	$55,208	$39,893	$29,361

Identifiable Assets
Architectural	$417,092	$329,589	$280,349
Large-scale optical	70,738	47,138	51,566
Corporate and other	75,678	72,434	72,043

Total	$563,508	$449,161	$403,958

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

The Company’s acquisition of Tubelite impacted Identifiable Assets of the Architectural segment by $60.0 million at December 21, 2007.

The Company’s fiscal 2008, 2007 and 2006 investment in the PPG Auto Glass joint venture and the goodwill associated with that investment of $25.2 million, $27.7 million and $24.9 million, respectively, and the marketable securities held for sale at the Company’s wholly owned insurance subsidiary of $21.8 million, $19.1 million and $17.8 million, respectively, are included in the identifiable assets for Corporate and other.

Apogee’s export net sales of $71.4 million, $57.3 million and $38.6 million for fiscal 2008, 2007 and 2006, respectively, were less than 10 percent of consolidated net sales each year. No single customer, including government agencies, accounts for 10 percent or more of consolidated net sales. Segment operating income is net sales less cost of sales and operating expenses. Operating income does not include provision for interest expense or income taxes. Corporate and other includes miscellaneous corporate activity not allocable to business segments.

18	Commitments and Contingent Liabilities

Operating lease commitments. As of March 1, 2008, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Total minimum payments	$7,316	$6,082	$4,981	$3,619	$2,680	$5,048	$29,726

Total rental expense was $19.2 million, $18.5 million and $17.7 million in fiscal 2008, 2007 and 2006, respectively.

At March 1, 2008, the Company has one sale and leaseback agreement for a building that provides an option to purchase the building at projected future fair market value upon expiration of the lease in 2014. The lease is classified as an operating lease in accordance with SFAS No. 13, Accounting for Leases. The Company has a deferred gain of $0.7 million under this sale and leaseback transaction, which is included in the balance sheet caption as accrued expenses and other long-term liabilities. The average annual lease payment over the life of the remaining lease is $0.4 million. During the fourth quarter of 2008, the Company exercised a buy-out option on two equipment sale and leaseback agreements for $8.6 million and included these in capital expenditures.

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to obtain a surety or performance bond that commits payments to our customers for any non-performance on our behalf. At March 1, 2008, $246.8 million of the Company’s backlog was bonded by performance bonds with a face value of $473.7. Performance bonds do not have stated expiration dates as we are released from the bonds upon completion of the contract. With respect to our current portfolio of businesses, the Company has never been required to pay on these performance-based bonds.

Guarantees and warranties. The Company accrues for warranty exposures and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

(In thousands)	2008	2007
Beginning warranty accrual	$4,324	$3,912
Additional accruals	6,099	6,692
Claims paid	5,806	6,280

Ending warranty accrual	$4,617	$4,324

Letters of credit. At March 1, 2008, the Company had ongoing letters of credit related to its construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company was obligated as of March 1, 2008 was approximately $10.7 million. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of March 1, 2008, $9.1 million of letters of credit had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. At March 1, 2008, these obligations totaled $49.0 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of March 1, 2008, future payments of $1.0 million were committed under such agreements.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The other information required by this item, other than the information set forth in Part I above under the heading “Executive Officers of the Registrant,” is set forth under the headings “Proposal 1: Election of Directors,” “Corporate Governance – Board Meetings,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Board Committees” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 25, 2008, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation,” “Non-Employee Director Compensation” and “Corporate Governance – Board Committees” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 25, 2008, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information, except for the information set forth under “Executive Compensation – Compensation Committee Report,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes, with respect to our equity compensation plans, the number of shares of our common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights and the number of shares remaining available for future issuance under our equity compensation plans as of March 1, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(3)
Equity compensation plans approved by security holders	1,848,732	15.16	1,522,878

Equity compensation plans not approved by security holders	None	Not Applicable	None

Total	1,848,732	15.16	1,522,878

(1)

Includes shares underlying options and stock appreciation rights granted under our Amended and Restated 2002 Omnibus Stock Incentive Plan and options granted under our Amended and Restated 1997 Omnibus Stock Incentive Plan. None of the outstanding stock options or stock appreciation rights has dividend rights attached, nor are they transferable. Does not include 505,930 shares of restricted stock that are issued and outstanding, including 407,001 Performance Shares issued at target levels. All of the shares of restricted stock outstanding have dividend rights attached, but none of the shares of restricted stock are transferable. The number of Performance Shares that will vest at the end of the three-year performance period may vary between 0% and 200% of target, with 50% and 200% of target becoming vested at threshold and maximum performance, respectively. All Performance Shares will be forfeited if Apogee does not perform at threshold during the performance period. Includes 407,001 Performance Shares that will be issued at the end of the three-year performance period if Apogee performs at the maximum level during the performance period.

(2)

The weighted-average exercise price does not take into account the 407,001 Performance Shares described in note 1 to this table that will be issued if Apogee performs at the maximum level during the three-year performance period.

(3)

Of these shares, 132,062 are available for issuance under our Legacy Partnership Plan, 1,229,925 are available for grant under our Amended and Restated 2002 Omnibus Stock Incentive Plan, none are available for grant under our Amended and Restated 1997 Omnibus Stock Incentive Plan, and 160,891 are available for grant under our Non-Employee Director Deferred Compensation Plan. The 1,229,925 shares available for grant under our Amended and Restated 2002 Omnibus Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, or other stock-based awards and 818,569 shares of the 1,229,925 shares available are available for granting restricted stock, restricted stock units and Performance Share awards under the plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the heading “Certain Relationships and Related Person Transactions” and “Corporate Governance – Board Independence” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 25, 2008, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the headings “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm – Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “– Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 25, 2008, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as a part of this report:

1.	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

2.	Financial Statement Schedules – Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Acquisition	Charged to Costs and Expenses	Deductions from Reserves (1)	Balance at End of Period
Allowances for doubtful receivables
For the year ended March 1, 2008	$1,967	$284	$552	$1,060	$1,743
For the year ended March 3, 2007	2,407	—	887	1,327	1,967
For the year ended February 25, 2006	3,152	—	322	1,067	2,407

(1)	Net of recoveries

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits – See Item (b) below.

b)	Exhibits marked with an asterisk (*) identify each management contract or compensatory plan or arrangement. Exhibits marked with a pound sign (#) are filed herewith. The remainder of the exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference.

Exhibit No.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

3.2	Amended and Restated Bylaws of Apogee Enterprises, Inc., as amended through January 24, 2006. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed January 30, 2006.

4.1	Specimen certificate for shares of common stock of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 4A to Registrant’s Annual Report on Form 10-K for the year ended March 2, 2002.

4.2	Amended and Restated Rights Agreement dated November 12, 2001, between Registrant and Bank of New York. Incorporated by reference to Registrant’s Form 8-A/A filed on November 30, 2001.

10.1*	1997 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit A of Registrant’s proxy statement for the 1997 Annual Meeting of Shareholders, filed May 16, 1997.

10.2*	Resignation Agreement between Apogee Enterprises, Inc. and James L. Martineau. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.3*	Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement), First Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement), and Second Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement), Incorporated by reference to Exhibit 10.1 to Registrant’s Current report on Form 8-K filed January 29, 2008. ,

10.4*	Apogee Enterprises, Inc. Executive Supplemental Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.5*	Change-In-Control Severance Agreement between the Registrant and certain senior executive officers of the Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 4, 2008.

10.6	Stock Purchase Agreement dated November 10, 1998 between Apogee Enterprises, Inc. and CompuDyne Corporation. Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 10, 1998.

10.7	Stock Purchase Agreement between the Registrant and CH Holdings, Inc. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on April 23, 1999.

10.8*	Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed October 17, 2006.

10.9	Contribution and Assumption Agreement dated June 13, 2000, among PPG Industries, the Registrant, certain subsidiaries of the Company and PPG Auto Glass. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 1, 2000.

10.10	Limited Liability Company Agreement dated June 13, 2000, between PPG Industries and the Registrant. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 1, 2000.

10.11*	Apogee Enterprises, Inc. Amended and Restated 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 30, 2006.

10.12*	Apogee Enterprises, Inc. Amended and Restated Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2007.

10.13*	Apogee Enterprises, Inc. Amended and Restated Employee Stock Purchase Plan and amendment thereto, dated January 14, 2004. Incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

10.14*	Form of Stock Appreciation Rights Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed April 19, 2005.

10.15*	Form of Performance Share Agreement (2005) under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed April 19, 2005.

10.16*	Apogee Enterprises, Inc. Non-Employee Director Charitable Matching Contribution Program. Incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the year-ended February 26, 2005.

10.17	Credit Agreement, dated as of May 4, 2005, between Apogee Enterprises, Inc. and banks party to the agreement, including related contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed May 10, 2005.

10.18*	Form of Non-Employee Director Stock Option Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed June 16, 2005.

10.19*	Form of Performance Share Agreement (2006) under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year-ended February 25, 2006.

10.20*	Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed October 17, 2006.

10.21*	Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed October 17, 2006.

10.22	Amendment No. 1, dated as of November 14, 2006, to Credit Agreement, dated as of May 4, 2005, among Apogee Enterprises, Inc. and banks party to the agreement, including related contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 20, 2006.

10.23*	Resignation Agreement by and between Apogee Enterprises, Inc. and Michael B. Clauer effective as of November 20, 2006. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 22, 2006.

10.24*#	Bonus Award Agreement between the Registrant and Russell Huffer dated as of May 1, 2007.

10.25*#	Bonus Award Agreement between the Registrant and Russell Huffer dated as of April 29, 2008.

10.26*#	Bonus Award Agreement between the Registrant and James S. Porter dated as of April 29, 2008.

10.27*#	Bonus Award Agreement between the Registrant and Patricia A. Beithon dated as of April 29, 2008.

21#	Subsidiaries of the Registrant.

23#	Consent of Deloitte & Touche LLP.

31.1#	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2#	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2008.

APOGEE ENTERPRISES, INC.

By:	/s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2008.

Signature	Title	Signature	Title
/s/ Russell Huffer	Chairman, President, CEO and Director (Principal Executive Officer)	/s/ James S. Porter	CFO (Principal Financial and Accounting Officer)
Russell Huffer		James S. Porter

/s/ Bernard P. Aldrich	Director	/s/ Robert J. Marzec	Director
Bernard P. Aldrich		Robert J. Marzec

/s/ Jerome L. Davis	Director	/s/ Stephen C. Mitchell	Director
Jerome L. Davis		Stephen C. Mitchell

/s/ Sara L. Hays	Director	/s/ Richard V. Reynolds	Director
Sara L. Hays		Richard V. Reynolds

/s/ John T. Manning	Director	/s/ David E. Weiss	Director
John T. Manning		David E. Weiss

/s/ James L. Martineau	Director
James L. Martineau