Form 10-Q
period 2008-05-31
APOGEE ENTERPRISES INC
filed 2008-07-10
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 3, 2008, 28,793,550 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	May 31, 2008	March 1, 2008
Assets
Current assets
Cash and cash equivalents	$4,552	$12,264
Receivables, net of allowance for doubtful accounts	181,375	189,378
Inventories	48,064	46,862
Deferred tax assets	6,082	6,082
Current assets of discontinued operations	98	234
Other current assets	5,825	4,409

Total current assets	245,996	259,229

Property, plant and equipment, net	193,607	176,676
Marketable securities available for sale	22,008	21,751
Investments in affiliated companies	22,346	22,725
Assets of discontinued operations	14	—
Goodwill	61,019	60,977
Intangible assets, net	19,026	19,979
Other assets	1,725	2,171

Total assets	$565,741	$563,508

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$62,029	$71,478
Accrued payroll and related benefits	18,393	30,172
Accrued self-insurance reserves	9,031	8,592
Other accrued expenses	17,683	22,202
Current liabilities of discontinued operations	1,269	1,301
Billings in excess of costs and earnings on uncompleted contracts	49,031	39,507
Accrued income taxes	543	4,063

Total current liabilities	157,979	177,315

Long-term debt	73,400	58,200
Unrecognized tax benefits	13,931	13,520
Long-term self-insurance reserves	12,640	12,269
Other long-term liabilities	14,180	13,826
Liabilities of discontinued operations	3,742	3,796

Commitments and contingent liabilities (Note 13)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,783,742 and 28,745,351, respectively	9,595	9,582
Additional paid-in capital	98,283	95,252
Retained earnings	183,815	181,772
Common stock held in trust	(3,425)	(3,425)
Deferred compensation obligations	3,425	3,425
Accumulated other comprehensive loss	(1,824)	(2,024)

Total shareholders’ equity	289,869	284,582

Total liabilities and shareholders’ equity	$565,741	$563,508

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended
(In thousands, except per share data)	May 31, 2008	June 2, 2007
Net sales	$238,468	$209,885
Cost of sales	189,470	166,997

Gross profit	48,998	42,888
Selling, general and administrative expenses	32,364	27,922

Operating income	16,634	14,966
Interest income	238	210
Interest expense	492	452
Other income, net	71	20
Equity in loss of affiliated companies	(379)	(17)

Earnings from continuing operations before income taxes	16,072	14,727
Income tax expense	5,793	5,002

Earnings from continuing operations	10,279	9,725
(Loss) earnings from discontinued operations, net of income taxes	(77)	1,971

Net earnings	$10,202	$11,696

Earnings per share – basic
Earnings from continuing operations	$0.36	$0.35
(Loss) earnings from discontinued operations	—	0.07

Net earnings	$0.36	$0.42

Earnings per share – diluted
Earnings from continuing operations	$0.36	$0.34
(Loss) earnings from discontinued operations	—	0.06

Net earnings	$0.36	$0.40

Weighted average basic shares outstanding	28,213	28,150
Weighted average diluted shares outstanding	28,751	28,885

Cash dividends declared per common share	$0.0740	$0.0675

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
(In thousands)	May 31, 2008	June 2, 2007
Operating Activities
Net earnings	$10,202	$11,696
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Net loss (earnings) from discontinued operations	77	(1,971)
Depreciation and amortization	6,613	5,663
Stock-based compensation	1,541	1,384
Deferred income taxes	318	(231)
Excess tax benefits from stock-based compensation	(1,188)	(1,142)
Equity in loss of affiliated companies	379	17
Gain on disposal of assets	(54)	(75)
Other, net	24	(29)
Changes in operating assets and liabilities:
Receivables	8,003	(4,161)
Inventories	(1,202)	(3,810)
Accounts payable and accrued expenses	(25,968)	(18,073)
Billings in excess of costs and earnings on uncompleted contracts	9,524	6,285
Refundable and accrued income taxes	(1,913)	3,587
Other, net	(1,393)	(2,314)

Net cash provided by (used in) continuing operating activities	4,963	(3,174)

Investing Activities
Capital expenditures	(23,290)	(14,043)
Proceeds from sales of property, plant and equipment	78	24
Acquisition of businesses, net of cash acquired	(8)	—
Purchases of marketable securities	(15,016)	(4,887)
Sales/maturities of marketable securities	14,971	4,272

Net cash used in investing activities	(23,265)	(14,634)

Financing Activities
Net proceeds from revolving credit agreement	15,200	8,000
Stock issued to employees, net of shares withheld	(2,556)	1,459
Repurchase and retirement of common stock	(3,158)	—
Excess tax benefits from stock-based compensation	1,188	1,142

Net cash provided by financing activities	10,674	10,601

Cash Flows of Discontinued Operations
Net cash (used in) provided by operating activities	(84)	1,681
Net cash provided by investing activities	—	3,077

Net cash (used in) provided by discontinued operations	(84)	4,758

Decrease in cash and cash equivalents	(7,712)	(2,449)
Cash and cash equivalents at beginning of year	12,264	6,187

Cash and cash equivalents at end of period	$4,552	$3,738

Noncash Activity
Capital expenditures in accounts payable	$(620)	$513
Dividends in accounts payable	2,131	1,949

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 1, 2008. The results of operations for the three-month period ended May 31, 2008 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 31, 2008 and March 1, 2008, and the results of operations and cash flows for the three-month periods ended May 31, 2008 and June 2, 2007.

The Company’s fiscal year ends on the Saturday closest to February 28. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.	New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, the Company’s fiscal year 2009. The implementation date for applying SFAS No. 157 to nonfinancial assets and nonfinancial liabilities has been extended to fiscal years beginning after November 15, 2008, the Company’s fiscal year 2010. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated results of operations and financial condition.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

At May 31, 2008, the Company’s interest rate swaps (see note 9) were carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy. The fair value of the Company’s interest rate swaps was $0.1 million at May 31, 2008.

The Company has marketable securities that are classified as “available for sale” and are carried at fair value based on prices from recent trades of similar securities. These inputs are classified as Level 2 in the valuation hierarchy. The fair value of the marketable securities was $22.0 million at May 31, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159), which becomes effective for fiscal periods beginning after November 15, 2007, the Company’s fiscal year 2009. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The adoption of SFAS No. 159 had no impact on the Company’s consolidated results of operations and financial condition as the Company did not elect any fair-value measurements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). This standard requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, the Company’s fiscal year 2010. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, but does not change FASB Statement No. 133’s scope or accounting. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Therefore, the new disclosures will be required in the Company’s fiscal year 2009 Form 10-K. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements.

3.	Stock-Based Compensation

Stock Incentive Plan

The 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan (the Plans) provide for the issuance of 3,400,000 and 2,500,000 shares, respectively, for various forms of stock-based compensation. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights (SARs), are granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. Nonvested share awards are also included in these Plans. Outstanding options issued to employees generally vest over a four-year period, outstanding SARs vest over a three-year period and outstanding options issued to directors vest at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards generally vest over a two, three or four-year period.

The 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under the plan, although vesting and exercises of options and vesting of nonvested share awards previously granted thereunder will still occur in accordance with the terms of the various grants.

Total stock-based compensation expense included in the results of operations for the three months ended May 31, 2008 and June 2, 2007, was $1.5 million and $1.4 million, respectively. Cash proceeds from the exercise of stock options were $0.4 million and $3.5 million for the three months ended May 31, 2008 and June 2, 2007, respectively.

The weighted average fair value per option at the date of grant for options granted in the first quarters of fiscal 2009 and 2008 was $7.63 and $8.90, respectively. The aggregate intrinsic value of options (the amount by which the stock price on the date of exercise exceeded the stock price of the option on the date of grant) exercised during the three months ended May 31, 2008 and June 2, 2007 was $1.5 million and $3.3 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants through the first quarter of fiscal 2009 and 2008, respectively.

	May 31, 2008	June 2, 2007
Dividend yield	1.3%	1.1%
Expected volatility	41.9%	41.3%
Risk-free interest rate	3.2%	4.3%
Expected lives	4.5 years	4.5 years

The expected stock price volatility is based on historical experience. The risk-free interest rate is based on the U.S. Treasury Strip rate whose term is consistent with the expected life of the Company’s stock options. The expected life, the average time an option grant is outstanding, and forfeiture rates are estimated based on historical experience.

The following table summarizes the stock option and SARs transactions under the Plans for the three months ended May 31, 2008:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2008	1,441,731	$15.16
SARs/options granted	329,705	21.76
Options and SARs exercised	(152,151)	11.39
Options and SARs canceled	(4,590)	23.85

Outstanding at May 31, 2008	1,614,695	$16.84	6.8 years	$11,502,335

Vested or expected to vest at May 31, 2008	1,565,523	$16.70	6.8 years	$11,025,463

Exercisable at May 31, 2008	1,087,465	$14.59	5.9 years	$10,254,830

Non-employee directors may elect to participate in our Deferred Compensation Plan for Non-Employee Directors. Under the plan, participants may defer a portion of their annual retainer and meeting fees into deferred stock accounts. The Company matches 10 percent of the elected deferral and credits each participating director’s account with dividends that had been declared during the crediting period. Each participating director receives a credit of shares of the Company’s common stock in an amount equal to the amount deferred, the Company match and dividends divided by the fair market value of one share as of the crediting date. Participants are fully vested in the common stock as of the crediting date. Account balances are paid out in the form of shares of our common stock either in a lump sum or in installments, at the participating director’s election. This plan is an unfunded, book-entry, “phantom stock unit” plan as to which no trust or other vehicle has been established to hold any shares of the Company’s common stock.

The Amended and Restated 1987 Partnership Plan (the “Partnership Plan”), a plan designed to increase the ownership of Apogee stock by key employees, allowed participants selected by the Compensation Committee of the Board of Directors to defer earned incentive compensation through the purchase of Apogee common stock. The purchased stock was then matched by an equal award of nonvested shares, which vested over a predetermined period. This program was eliminated for fiscal 2006 and beyond, although vesting of nonvested shares will still occur according to the vesting period of the grants.

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

The following table summarizes the nonvested share award transactions, including performance shares, under the Plans and the Company’s Partnership Plan for the three months ended May 31, 2008:

	Nonvested Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at March 1, 2008	747,771	$15.66
Granted	172,320	21.60
Vested	(211,868)	13.44
Canceled	(4,457)	23.37

Nonvested at May 31, 2008	703,766	$17.73

At May 31, 2008, there was $7.9 million of total unrecognized compensation cost related to nonvested share awards which is expected to be recognized over a weighted average period of approximately 32 months. The total fair value of shares vested during the current period was $2.8 million.

4.	Earnings per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended
(In thousands)	May 31, 2008	June 2, 2007
Basic earnings per share – weighted common shares outstanding	28,213	28,150
Weighted common shares assumed upon exercise of stock options	224	490
Unvested shares for deferred compensation plans	314	245

Diluted earnings per share – weighted common shares and potential common shares outstanding	28,751	28,885

Earnings per share – basic	$0.36	$0.42
Earnings per share – diluted	0.36	0.40

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	630	256

5.	Inventories

(In thousands)	May 31, 2008	March 1, 2008
Raw materials	$20,495	$18,769
Work-in-process	9,818	9,974
Finished goods	14,796	14,290
Costs and earnings in excess of billings on uncompleted contracts	2,955	3,829

Total inventories	$48,064	$46,862

6.	Equity Investment

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The Company’s investment in PPG Auto Glass was $22.3 million and $22.7 million at May 31, 2008 and March 1, 2008, respectively. At May 31, 2008 and March 1, 2008, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $2.5 million. This excess is reported as goodwill.

7.	Acquisitions

On December 21, 2007, the Company acquired all of the shares of Tubelite Inc. (Tubelite), a privately held business, for $45.7 million, including transaction costs of $1.0 million and net of cash acquired of $0.9 million. Tubelite’s results of operations have been included in the consolidated financial statements and within the Architectural segment since the date of acquisition. Tubelite fabricates aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry.

8.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the three months ended May 31, 2008 is detailed below. “Corporate and Other” includes the excess of the cost of the investment over the value of the underlying net tangible assets related to the formation of the PPG Auto Glass joint venture.

(In thousands)	Architectural	Large-Scale Optical	Corporate and Other	Total
Balance at March 1, 2008	$47,901	$10,557	$2,519	$60,977
Adjustment	42	—	—	42

Balance at May 31, 2008	$47,943	$10,557	$2,519	$61,019

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	May 31, 2008			March 1, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$2,056	$(1,513)	$543	$2,056	$(1,484)	$572
Non-compete agreements	5,839	(2,421)	3,418	5,839	(2,166)	3,673
Customer relationships	12,092	(2,171)	9,921	12,092	(1,615)	10,477
Purchased intellectual property	5,800	(656)	5,144	5,800	(543)	5,257

Total	$25,787	$(6,761)	$19,026	$25,787	$(5,808)	$19,979

Amortization expense on these identifiable intangible assets was $1.0 million and $0.3 million for the three months ended May 31, 2008 and June 2, 2007, respectively. The amortization expense associated with the debt issue costs is included in interest expense in the consolidated results of operations. At May 31, 2008, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2009 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013
Estimated amortization expense	$2,737	$2,935	$2,336	$2,039	$1,541

9.	Long-Term Debt

The Company maintains a $100.0 million revolving credit facility, which expires in November 2011. Borrowings of $65.0 million were outstanding as of May 31, 2008. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at May 31, 2008 was $227.6 million, whereas the Company’s net worth as defined in the credit facility was $289.9 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.78 at May 31, 2008. If the Company is not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At May 31, 2008, the Company was in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

Interest payments were $0.8 million and $0.6 million for the three months of fiscal 2009 and 2008, respectively. As a portion of the total interest expense related to funds borrowed to purchase major facilities, information systems and equipment installations, the Company capitalized a portion of the payments and will depreciate them over the lives of the related assets. Capitalized interest for both the three months ended May 31, 2008 and June 2, 2007 was $0.2 million.

The Company entered into two interest rate swap agreements in the first quarter of fiscal 2009. The two new interest rate swaps along with the existing interest rate swap effectively converted $22.5 million of variable rate borrowings into a fixed-rate obligation at May 31, 2008. These agreements expire in fiscal 2011. For each of these interest rate swaps, the Company receives payments at variable rates while making payments at fixed rates of between 2.59 and 2.75 percent.

10.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officers’ Supplemental Executive Retirement Plan (SERP) and Tubelite Inc. Hourly Employees’ Pension Plan (Tubelite Plan) for the first quarter of fiscal 2009 and 2008 were as follows:

	Three months ended
(In thousands)	May 31, 2008	June 2, 2007
Service cost	$13	$13
Interest cost	184	104
Expected return on assets	(63)	—
Amortization of unrecognized transition amount	(6)	—
Amortization of prior service cost	59	59
Amortization of unrecognized net loss	27	18

Net periodic benefit cost	$214	$194

11.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years prior to fiscal 2004. The Internal Revenue Service (IRS) has audited the Company through fiscal 2002.

The total gross liability for unrecognized tax benefits at May 31, 2008 and March 1, 2008 was approximately $13.9 million and $13.5 million, respectively. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense which is consistent with past practices. There were no material adjustments to the recorded liability for unrecognized tax benefits during the three months ended May 31, 2008. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the unrecognized tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a significant effect on the consolidated results of operations or financial position.

12.	Discontinued Operations

During fiscal 2007, the Company announced its intention to discontinue the manufacturing of automotive replacement glass products and also announced its decision to sell the remaining portion of the Auto Glass segment that manufactures and sells original equipment manufacturer and aftermarket replacement windshields for the recreational vehicle and bus markets. The Company restated the consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. The Company completed the sale of certain assets related to the business during the third quarter of fiscal 2008 resulting in a pre-tax gain of $5.8 million.

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

During the first quarter of fiscal 2008, these reserves were reduced by $3.5 million, primarily due to resolution of an outstanding legal matter related to a significant French curtainwall project, resulting in non-cash income from discontinued operations of $2.0 million. The remaining amount in results from discontinued operations in the prior-year quarter reflects the operating loss of the Auto Glass segment that has been sold.

	Three Months Ended
(In thousands)	May 31, 2008	June 2, 2007
Condensed Statement of Operations from Discontinued Businesses
Net sales	$(11)	$4,973

(Loss) earnings before income taxes (prior to gain (loss) on disposal)	(120)	3,094
Income tax (benefit) expense	(43)	1,123

(Loss) earnings from operations, net of income taxes	(77)	1,971
Gain (loss) on disposal, net of income taxes	—	—

Net (loss) earnings	$(77)	$1,971

(In thousands)	May 31, 2008	March 1, 2008
Summary Balance Sheets of Discontinued Businesses
Receivables, net of allowance for doubtful accounts	$98	$234
Other non-current assets	14	—
Accounts payable and accrued liabilities	1,269	1,301
Long-term liabilities	3,742	3,796

13.	Commitments and Contingent Liabilities

Operating lease commitments. As of May 31, 2008, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter	Total
Total minimum payments	$5,697	$6,424	$5,136	$3,664	$2,693	$5,048	$28,662

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to obtain a surety or performance bond that commits payments to its customers for any non-performance on its behalf. At May 31, 2008, $253.9 million of the Company’s backlog was bonded by performance bonds with a face value of $487.8 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. With respect to the current portfolio of businesses, the Company has never been required to pay on these performance-based bonds.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

	Three months ended
(In thousands)	May 31, 2008	June 2, 2007
Balance at beginning of period	$4,617	$4,324
Additional accruals	645	986
Claims paid	(1,442)	(1,548)

Balance at end of period	$3,820	$3,762

Letters of credit. At May 31, 2008, the Company had ongoing letters of credit related to construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company was obligated as of May 31, 2008 was approximately $10.8 million. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of May 31, 2008, $9.2 million of letters of credit had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of May 31, 2008, these obligations totaled $30.0 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of May 31, 2008, future payments of $0.7 million were committed under such agreements.

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

14.	Comprehensive Earnings

	Three months ended
(In thousands)	May 31, 2008	June 2, 2007
Net earnings	$10,202	$11,696
Unrealized gain on derivatives, net of $36 and $16 tax expense, respectively	63	28
Unrealized gain (loss) on marketable securities, net of $74 and $(56) tax expense (benefit), respectively	137	(106)

Comprehensive earnings	$10,402	$11,618

15.	Segment Information

The following table presents sales and operating income data for our two segments, and consolidated, for the three months ended May 31, 2008, as compared to the corresponding period a year ago.

	Three months ended
(In thousands)	May 31, 2008	June 2, 2007
Net Sales from Continuing Operations
Architectural	$220,720	$188,227
Large-Scale Optical	17,749	21,655
Intersegment Eliminations	(1)	3

Net Sales	$238,468	$209,885

Operating Income (Loss) from Continuing Operations
Architectural	$14,843	$11,585
Large-Scale Optical	3,271	3,927
Corporate and Other	(1,480)	(546)

Operating Income	$16,634	$14,966

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008.

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

Overview

We are a leader in certain technologies involving the design and development of value-added glass products, services and systems. The Company is comprised of two segments: Architectural Products and Services (Architectural) and Large-Scale Optical (LSO). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass, windows, storefront and entrances comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, Inc., a leading fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems, a manufacturer of custom aluminum window systems and curtainwall; and Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters. In December 2007, we acquired all of the shares of Tubelite Inc. (Tubelite), a privately held business that fabricates aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry that is reported in our Architectural segment. Our LSO segment consists of Tru Vue, Inc., a manufacturer of value-added glass and acrylic for the custom picture framing and commercial optics markets.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended March 1, 2008 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the first three months of the current and past fiscal year.

	Three months ended
(Percent of net sales)	May 31, 2008	June 2, 2007
Net sales	100.0%	100.0%
Cost of sales	79.5	79.6

Gross profit	20.5	20.4
Selling, general and administrative expenses	13.5	13.3

Operating income	7.0	7.1
Interest income	0.1	0.1
Interest expense	0.2	0.2
Other expense, net	—	—
Equity in loss of affiliated companies	(0.2)	—

Earnings from continuing operations before income taxes	6.7	7.0
Income tax expense	2.4	2.4

Earnings from continuing operations	4.3	4.6
(Loss ) earnings from discontinued operations, net of income taxes	—	1.0

Net earnings	4.3%	5.6%

Effective tax rate for continuing operations	36.0%	34.0%

Highlights of First Quarter Fiscal 2009 Compared to First Quarter Fiscal 2008

•

Consolidated net sales increased 13.6 percent, or $28.6 million, during the first quarter ended May 31, 2008 compared to the prior-year period, primarily due to additional architectural glass capacity and the addition of the storefront and entrance business within the Architectural segment. Partially offsetting this impact were lower revenues in the LSO segment due to the elimination of less-profitable product lines and soft picture-framing market conditions.

•

Gross profit as a percent of sales increased to 20.5 percent from 20.4 percent in the prior-year period. The prior-year first quarter margin included the startup of our new architectural glass facility in St. George, Utah that impacted prior-year margins by 1.0 percentage point. The current year gross margin was reduced by a lower margin product and project mix and productivity in the Architectural segment.

•

Selling, general and administrative (SG&A) expenses increased to 13.5 percent of net sales compared to 13.3 percent in the prior-year period and were up $4.4 million. The increase primarily relates to expenditures to update our computer systems and information technology infrastructure as well as the impact of amortization of intangibles related to the storefront and entrance business acquisition.

•

Equity in affiliated companies, which includes our 34 percent interest in PPG Auto Glass, LLC, an automotive replacement glass distribution business, reported a loss of $0.4 million during the first quarter of fiscal 2009, compared to income of $0.3 million in the prior-year period. The joint venture has been negatively impacted by soft conditions in the auto glass replacement market. The prior-year period also included a $0.3 million charge related to a small investment that was written-off during that quarter.

•

The effective tax rate for continuing operations for the first quarter was 36.0 percent compared to 34.0 percent in the prior-year period. The increase in the effective tax rate was primarily due to the impact of nondeductible expenses in the first quarter as well as the statutory expiration of research and development tax credits.

Segment Analysis

The following table presents sales and operating income data for our two segments and on a consolidated basis for the first quarter, when compared to the corresponding period a year ago.

	Three months ended
(In thousands)	May 31, 2008	June 2, 2007	% Change
Net Sales from Continuing Operations
Architectural	$220,720	$188,227	17.3%
Large-Scale Optical	17,749	21,655	(18.0)
Intersegment Eliminations	(1)	3	NM

Net Sales	$238,468	$209,885	13.6%

Operating Income (Loss) from Continuing Operations
Architectural	$14,843	$11,585	28.1%
Large-Scale Optical	3,271	3,927	(16.7)
Corporate and Other	(1,480)	(546)	NM

Operating Income	$16,634	$14,966	11.1%

NM = not meaningful

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•

First quarter net sales of $220.7 million increased 17.3 percent as a result of the continued ramp-up of the new architectural glass capacity in Utah as well as other converted facilities. The addition of the storefront and entrance business also contributed 8.4 percent to the revenue growth.

•

Operating income of $14.8 million in the current quarter increased 28.1 percent over the prior-year period and operating margins grew to 6.7 percent compared to 6.2 percent in the prior-year period. The prior year included the startup costs for the new architectural glass facility in St. George which reduced margins by 1.2 percentage points. The current year operating margin was negatively impacted by project and product mix, and productivity. Labor costs were higher than anticipated due to the mix shift and continued ramp-up costs for new capacity.

•

Architectural backlog at May 31, 2008 increased to $491.0 million from $413.7 million in the prior-year period and was down from the $510.9 million reported at fiscal 2008 year-end. We experience normal quarter to quarter variation in backlog based on timing, duration and size of particular jobs booked in a quarter. We continue to see strong bidding activity throughout the segment. We expect approximately $349.8 million of this backlog to flow during the remainder of fiscal 2009.

Large-Scale Optical Technologies (LSO)

•

First quarter revenues were $17.7 million, down 18.0 percent from the prior-year period. The decrease was due primarily to the elimination of less profitable product lines as well as soft picture framing market conditions in the current year. During this quarter, we continued to see growth in our best value-added picture framing products.

•

Operating income of $3.3 million was down 16.7 percent from the prior-year period while operating margins increased to 18.4 percent compared to 18.1 percent in the prior year. The improvement in margins was due to a strong mix of our best value-added picture framing glass in the current year and the elimination of less profitable product lines.

Consolidated Backlog

•	At May 31, 2008, our consolidated backlog was $493.0 million, up 18.2 percent over the prior-year period and down 3.8 percent from the $512.6 million reported at March 1, 2008.

•	The backlog of the Architectural segment represented 99.6 percent of the Company’s consolidated backlog.

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

Acquisitions

On December 21, 2007, we acquired all of the shares of Tubelite Inc., a privately held business, for $45.7 million, including transaction costs of $1.0 million and net of cash acquired of $0.9 million. Tubelite’s results of operations have been included in the consolidated financial statements and within the Architectural segment since the date of acquisition. Tubelite fabricates aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry. The purchase is part of our strategy to grow our presence in commercial architectural markets. Goodwill recorded as part of the purchase price allocation was $21.7 million and is not tax deductible. Identifiable intangible assets acquired as part of the acquisition were $17.6 million and include customer relationships, trademarks and non-compete agreements with a weighted average useful life of 15 years.

Discontinued Operations

During fiscal 2007, we announced our intention to discontinue the manufacturing of automotive replacement glass products and also announced the decision to sell the remaining portion of the Auto Glass segment that manufactures and sells original equipment manufacturer and aftermarket replacement windshields for the recreational vehicle and bus markets. We restated the consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. We completed the sale of certain assets related to the business during the third quarter of fiscal 2008 resulting in a pre-tax gain of $5.8 million.

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

During the first quarter of fiscal 2008, these reserves were reduced by $3.5 million, primarily due to resolution of an outstanding legal matter related to a significant French curtainwall project, resulting in non-cash income from discontinued operations of $2.0 million. The remaining amount in results from discontinued operations in the prior-year quarter reflects the operating loss of the Auto Glass segment that has been sold.

Liquidity and Capital Resources

	Three months ended
(Cash effect, in thousands)	May 31, 2008	June 2, 2007
Net cash provided by (used in) continuing operating activities	$4,963	$(3,174)
Capital expenditures	(23,290)	(14,043)
Net increase in borrowings	15,200	8,000

Operating activities. Cash provided by operating activities of continuing operations was $5.0 million for the first quarter of fiscal 2009, compared to cash used of $3.2 million in the prior-year period. We experience seasonally high cash outflow from operations in the first quarter as a result of payments made to fund the annual incentive and retirement plans, and tax payments, which impacted both fiscal 2009 and 2008 operating cash flows.

Non-cash working capital (current assets, excluding cash, less current liabilities) was $83.5 million at May 31, 2008 or 9.2 percent of last 12 month sales, a metric we use to measure our effectiveness for managing working capital. This compares to $90.8 million at June 2, 2007 or 11.3 percent of last 12 month sales.

Investing Activities. Through the first quarter of fiscal 2009, investing activities used $23.3 million of cash, compared to $14.6 million in the same period last year. New capital investments through the first quarter of fiscal 2009 totaled $23.3 million, compared to $14.0 million in the prior-year period. The current year spending was primarily for investments in our window, architectural glass and picture framing businesses while the prior year included completion of our new architectural glass fabrication plant in St. George, Utah.

In fiscal 2009, we have incurred and expect to incur further capital expenditures for a new architectural window facility, which we anticipate will be LEED-certified, and capacity expansions and productivity improvements in each of the Architectural and LSO segments. Fiscal 2009 capital expenditures are expected to be approximately $60 million.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses and further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings increased to $73.4 million at May 31, 2008 from the $58.2 million outstanding at March 1, 2008, due to planned capital expenditures, seasonal working capital needs and share repurchases. The majority of our long-term debt, $65.0 million, consisted of bank borrowings under our $100.0 million syndicated revolving credit facility. Our debt-to-total-capital ratio was 20.2 percent at May 31, 2008, up from 17.0 percent at March 1, 2008.

We did not pay any dividends during the first quarter of either fiscal 2009 or 2008. This was due to the timing of quarterly dividend payments whereby, although declared, no payments were made in either quarter. We expect to continue to make quarterly dividend payments and spend approximately $8.4 million on dividends for the year.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock in the open market at prevailing market prices. The Board of Directors increased this authorization by 750,000 shares in January 2008. We repurchased 535,324 shares under this program, for a total of $7.2 million, through February 25, 2006. No share repurchases were made under this plan during fiscal 2007. We repurchased 338,569 shares during fiscal 2008 for $5.4 million. During the first quarter of fiscal 2009, we repurchased 155,623 shares for $3.2 million under the program. We have purchased a total of 1,029,516 shares at a total cost of $15.8 million since the inception of this program and have remaining authority to repurchase 1,220,484 shares under this program.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Period
(In thousands)	2009 Remaining	2010	2011	2012	2013	Thereafter	Total
Continuing Operations
Borrowings under credit facility	$—	$—	$—	$65,000	$—	$—	$65,000
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Operating leases (undiscounted)	5,697	6,424	5,136	3,664	2,693	5,048	28,662
Purchase obligations	29,720	235	—	—	—	—	29,955
Interest on fixed-rate debt	435	325	14	—	—	—	774
Other obligations	332	398	—	—	—	—	730

Total cash obligations	$36,184	$7,382	$5,150	$68,664	$2,693	$13,448	$133,521

We maintain a $100.0 million revolving credit facility, which expires in November 2011. Borrowings of $65.0 million were outstanding as of May 31, 2008. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at May 31, 2008 was $227.6 million, whereas our net worth as defined in the credit facility was $289.9 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 0.78 at May 31, 2008. If we are not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At May 31, 2008, we were in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

We have purchase obligations for raw material commitments and capital expenditures. As of May 31, 2008, these obligations totaled $30.0 million.

We expect to make contributions of $0.9 million to our pension plans in fiscal 2009. The fiscal 2009 expected contributions will equal or exceed our minimum funding requirements.

As of May 31, 2008, we had $13.9 million and $2.1 million of unrecognized tax benefits and environmental liabilities, respectively. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

We maintain three interest rate swap agreements that, at May 31, 2008, effectively converted $22.5 million of variable rate borrowings into a fixed-rate obligation. These agreements expire in fiscal 2011. For each of these interest rate swaps, the Company receives payments at variable rates while making payments at fixed rates of between 2.59 and 2.75 percent. The impact of these interest rate swaps is reflected in the interest on fixed-rate debt in the above table.

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

At May 31, 2008, we had ongoing letters of credit related to construction contracts and certain industrial development bonds. The letters of credit by expiration period were as follows at May 31, 2008:

	Amount of Commitment Expiration Per Period
(In thousands)	2009 Remaining	2010	2011	2012	2013	Thereafter	Total
Standby letters of credit	$2,129	$—	$—	$—	$—	$8,653	$10,782

In addition to the above standby letters of credit, which were predominantly issued for our Industrial Development Bonds, we are required, in the ordinary course of business, to obtain a surety or performance bond that commits payments to our customers for any non-performance on our behalf. At May 31, 2008, $253.9 million of our backlog was bonded by performance bonds with a face value of $487.8 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

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

Outlook

The following statements are based on current expectations for full-year fiscal 2009 results. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to increase 12 to 15 percent compared to fiscal 2008, with the third quarter expected to be the strongest period.

•	Architectural segment revenues are expected to increase 14 to 17 percent.

•	LSO segment revenues are expected to be down approximately 3 percent.

•	Annual gross margins are expected to be less than 22.5 percent.

•	SG&A expenses as a percent of sales are projected to be slightly less than 14 percent.

•	Expected annual operating margins by segment are: Architectural, 7.8 to 8.1 percent,; and LSO, 18 to 19 percent.

•	Equity in affiliates, which reflects our portion of the results of the PPG Auto Glass joint venture, is expected to report pre-tax earnings of approximately $1.5 million.

•

Full-year capital expenditures are projected to be approximately $60 million, including capital for a new LEED certified architectural window facility, and capacity expansions and productivity improvements in each of the Architectural and LSO segments.

•	Depreciation and amortization are estimated at approximately $31 million for the year.

•	Debt is expected to be approximately $35 to $45 million at fiscal year-end.

•	The effective tax rate for the full year is anticipated to be approximately 35 percent.

•	Earnings per share from continuing operations are expected to range from $1.82 to $1.94 for the full year.

Related Party Transactions

No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008.

Critical Accounting Policies

No material changes have occurred in the disclosure with respect to our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the disclosure of quantitative and qualitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008.

Item 4:	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

There were no material changes in the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2009:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
March 2, 2008 through March 29, 2008	98	$15.50	—	1,376,107
March 30, 2008 through April 26, 2008	88,933	20.16	81,021	1,295,086
April 27, 2008 through May 31, 2008	258,331	21.91	74,602	1,220,484
Total	347,362	20.63	155,623	1,220,484

(a)	The purchases in this column include shares repurchased as part of our publicly announced program and in addition include 191,739 shares that were surrendered to us by plan participants in order to satisfy a stock-for-stock option exercise or withholding tax obligations related to stock-based compensation.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. The Company announced the authorization of the repurchase program on April 10, 2003. In January 2008, the Board of Directors increased the authorization by 750,000 shares. The Company’s repurchase program does not have an expiration date. The Company announced the increase in the authorization on January 24, 2008. The Company’s repurchase program does not have an expiration date.

Item 6.	Exhibits

10.1	Change In Control Severance Agreement between the Registrant and Gregory A. Silvestri effective as of May 5, 2008. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed May 8, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
APOGEE ENTERPRISES, INC.

Date: July 10, 2008	By:	/s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: July 10, 2008	By:	/s/ James S. Porter
James S. Porter
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended May 31, 2008

10.1	Change In Control Severance Agreement between the Registrant and Gregory A. Silvestri effective as of May 5, 2008. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed May 8, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.