Form 10-Q
period 2008-08-30
APOGEE ENTERPRISES INC
filed 2008-10-08
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2008

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

As of October 2, 2008, 28,509,627 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	August 30, 2008	March 1, 2008
Assets
Current assets
Cash and cash equivalents	$5,530	$12,264
Receivables, net of allowance for doubtful accounts	181,887	189,378
Inventories	49,718	46,862
Refundable income taxes	1,110	—
Deferred tax assets	6,082	6,082
Current assets of discontinued operations	62	234

Other current assets	4,693	4,409

Total current assets	249,082	259,229
Property, plant and equipment, net	203,113	176,676
Marketable securities available for sale	20,721	21,751
Investments in affiliated companies	22,639	22,725
Goodwill	61,035	60,977
Intangible assets, net	18,103	19,979
Other assets	1,904	2,171

Total assets	$576,597	$563,508

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$62,426	$71,478
Accrued payroll and related benefits	20,393	30,172
Accrued self-insurance reserves	9,260	8,592
Other accrued expenses	18,892	22,202
Current liabilities of discontinued operations	1,247	1,301
Billings in excess of costs and earnings on uncompleted contracts	58,569	39,507
Accrued income taxes	—	4,063

Total current liabilities	170,787	177,315

Long-term debt	63,700	58,200
Unrecognized tax benefits	14,292	13,520
Long-term self-insurance reserves	13,464	12,269
Other long-term liabilities	12,681	13,826
Liabilities of discontinued operations	3,683	3,796

Commitments and contingent liabilities (Note 13)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,512,675 and 28,745,351, respectively	9,504	9,582
Additional paid-in capital	100,359	95,252
Retained earnings	190,062	181,772
Common stock held in trust	(3,475)	(3,425)
Deferred compensation obligations	3,475	3,425
Accumulated other comprehensive loss	(1,935)	(2,024)

Total shareholders’ equity	297,990	284,582

Total liabilities and shareholders’ equity	$576,597	$563,508

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Net sales	$244,970	$217,673	$483,439	$427,558
Cost of sales	196,433	170,810	385,904	337,807

Gross profit	48,537	46,863	97,535	89,751
Selling, general and administrative expenses	29,740	29,598	62,104	57,520

Operating income	18,797	17,265	35,431	32,231
Interest income	232	237	470	447
Interest expense	334	689	826	1,141
Other income (expense), net	50	(32)	121	(12)
Equity in income (loss) of affiliated companies	293	1,493	(86)	1,476

Earnings from continuing operations before income taxes	19,038	18,274	35,110	33,001
Income tax expense	6,747	6,487	12,540	11,489

Earnings from continuing operations	12,291	11,787	22,570	21,512
(Loss) earnings from discontinued operations, net of income taxes	(74)	(313)	(151)	1,658

Net earnings	$12,217	$11,474	$22,419	$23,170

Earnings per share – basic
Earnings from continuing operations	$0.44	$0.42	$0.80	$0.76
(Loss) earnings from discontinued operations	—	(0.02)	—	0.06

Net earnings	$0.44	$0.40	$0.80	$0.82

Earnings per share – diluted
Earnings from continuing operations	$0.43	$0.40	$0.79	$0.74
(Loss) earnings from discontinued operations	—	(0.01)	—	0.06

Net earnings	$0.43	$0.39	$0.79	$0.80

Weighted average basic shares outstanding	27,992	28,386	28,103	28,268
Weighted average diluted shares outstanding	28,441	29,198	28,606	29,041

Cash dividends declared per common share	$0.0740	$0.0675	$0.1480	$0.1350

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
(In thousands)	August 30, 2008	September 1, 2007
Operating Activities
Net earnings	$22,419	$23,170
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss (earnings) from discontinued operations	151	(1,658)
Depreciation and amortization	13,305	11,414
Stock-based compensation	3,522	3,587
Deferred income taxes	191	(233)
Excess tax benefits from stock-based compensation	(1,219)	(2,107)
Equity in loss (income) of affiliated companies	86	(1,476)
Gain on disposal of assets	(81)	(150)
Other, net	60	3
Changes in operating assets and liabilities:
Receivables	7,491	(4,604)
Inventories	(2,856)	(1,546)
Accounts payable and accrued expenses	(19,262)	(9,029)
Billings in excess of costs and earnings on uncompleted contracts	19,062	10,819
Refundable and accrued income taxes	(3,130)	8,620
Other, net	(258)	(2,293)

Net cash provided by continuing operating activities	39,481	34,517

Investing Activities
Capital expenditures	(39,235)	(26,030)
Proceeds from sales of property, plant and equipment	84	27
Acquisition of businesses, net of cash acquired	(24)	—
Purchases of marketable securities	(28,223)	(13,929)
Sales/maturities of marketable securities	29,364	12,066

Net cash used in investing activities	(38,034)	(27,866)

Financing Activities
Net proceeds from (payments on) revolving credit agreement	5,500	(11,100)
Stock issued to employees, net of shares withheld	(2,363)	3,066
Repurchase and retirement of common stock	(8,060)	—
Excess tax benefits from stock-based compensation	1,219	2,107
Dividends paid	(4,246)	(3,908)

Net cash used in financing activities	(7,950)	(9,835)

Cash Flows of Discontinued Operations
Net cash (used in) provided by operating activities	(231)	2,230
Net cash provided by investing activities	—	5,078

Net cash (used in) provided by discontinued operations	(231)	7,308

(Decrease) increase in cash and cash equivalents	(6,734)	4,124
Cash and cash equivalents at beginning of year	12,264	6,187

Cash and cash equivalents at end of period	$5,530	$10,311

Noncash Activity
Capital expenditures in accounts payable	$895	$2,015

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 1, 2008. The results of operations for the three and six-month periods ended August 30, 2008 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 30, 2008 and March 1, 2008, and the results of operations for the three and six-month periods ended August 30, 2008 and September 1, 2007 and results of cash flows for the six-month periods ended August 30, 2008 and September 1, 2007.

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

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

At August 30, 2008, the Company’s interest rate swaps (see note 9) were carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy. The fair value of the Company’s interest rate swaps was less than $0.1 million at August 30, 2008.

The Company has marketable securities that are classified as “available for sale” and are carried at fair value based on prices from recent trades of similar securities. These inputs are classified as Level 2 in the valuation hierarchy. The fair value of the marketable securities was $20.7 million at August 30, 2008.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply SFAS No. 141(R) prospectively to business combinations completed on or after that date. There will be no impact upon adoption to the Company’s consolidated results of operations and financial condition.

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

Stock Incentive Plan

The 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan (the Plans) provide for the issuance of 3,400,000 and 2,500,000 shares, respectively, for various forms of stock-based compensation to employees and directors. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights (SARs), are granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. Nonvested share awards are also included in these Plans. Outstanding options issued to employees generally vest over a four-year period, outstanding SARs vest over a three-year period and outstanding options issued to directors vest at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards generally vest over a two, three or four-year period.

The 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under the plan, although vesting and exercises of options and vesting of nonvested share awards previously granted thereunder will still occur in accordance with the terms of the various grants.

Total stock-based compensation expense included in the results of operations for the six months ended August 30, 2008 and September 1, 2007, was $3.5 million and $3.6 million, respectively. Cash proceeds from the exercise of stock options were $0.7 million and $5.6 million for the six months ended August 30, 2008 and September 1, 2007, respectively.

The weighted average fair value per option at the date of grant for options granted in fiscal 2009 and 2008 was $7.37 and $9.17, respectively. The aggregate intrinsic value of options (the amount by which the stock price on the date of exercise exceeded the stock price of the option on the date of grant) exercised during the six months ended August 30, 2008 and September 1, 2007 was $1.7 million and $7.0 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants through the first six months of fiscal 2009 and 2008.

	Six months ended
	August 30, 2008	September 1, 2007
Dividend yield	1.3%	1.1%
Expected volatility	41.9%	41.3%
Risk-free interest rate	3.2%	4.3%
Expected lives	4.5 years	4.5 years

The expected stock price volatility is based on historical experience. The risk-free interest rate is based on the U.S. Treasury Strip rate whose term is consistent with the expected life of the Company’s stock options. The expected life, the average time an option grant is outstanding, and forfeiture rates are estimated based on historical experience.

The following table summarizes the stock option and SARs transactions under the Plans for the six months ended August 30, 2008:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2008	1,441,731	$15.16
SARs/options granted	419,705	21.02
Options and SARs exercised	(179,485)	11.36
Options and SARs canceled	(7,740)	18.26

Outstanding at August 30, 2008	1,674,211	$17.02	6.8 years	$7,049,120

Vested or expected to vest at Aug. 30, 2008	1,625,039	$16.89	6.8 years	$7,012,851

Exercisable at August 30, 2008	1,056,981	$14.69	5.8 years	$6,571,602

The Amended and Restated 1987 Partnership Plan (the “Partnership Plan”), a plan designed to increase the ownership of Apogee stock by key employees, allowed participants selected by the Compensation Committee of the Board of Directors to defer earned incentive compensation through the purchase of Apogee common stock. The purchased stock was then matched by an equal award of nonvested shares, which vested over a predetermined period. This program was eliminated for fiscal 2006 and beyond, although vesting of nonvested shares will still occur according to the vesting period of the grants made prior to fiscal 2006.

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

The following table summarizes the nonvested share award transactions, including performance shares, under the Plans and the Company’s Partnership Plan for the six months ended August 30, 2008:

	Nonvested Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at March 1, 2008	747,771	$15.66
Granted	175,201	21.52
Vested	(213,868)	13.43
Canceled	(5,492)	22.76

Nonvested at August 30, 2008	703,612	$17.74

At August 30, 2008, there was $7.9 million of total unrecognized compensation cost related to nonvested share awards which is expected to be recognized over a weighted average period of approximately 28 months. The total fair value of shares vested during the current period was $4.7 million.

4.	Earnings per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended		Six months ended
(In thousands, except per share data)	Aug. 30, 2008	Sept. 1, 2007	Aug. 30, 2008	Sept. 1, 2007
Basic earnings per share – weighted common shares outstanding	27,992	28,386	28,103	28,268
Weighted common shares assumed upon exercise of stock options	167	513	195	501
Unvested shares for deferred compensation plans	282	299	308	272

Diluted earnings per share – weighted common shares and potential common shares outstanding	28,441	29,198	28,606	29,041

Earnings per share – basic	$0.44	$0.40	$0.80	$0.82
Earnings per share – diluted	0.43	0.39	0.79	0.80

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	630	58	630	58

5.	Inventories

(In thousands)	August 30, 2008	March 1, 2008
Raw materials	$21,139	$18,769
Work-in-process	8,833	9,974
Finished goods	16,157	14,290
Costs and earnings in excess of billings on uncompleted contracts	3,589	3,829

Total inventories	$49,718	$46,862

6.	Equity Investment

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company has a 34 percent interest. The Company’s investment in PPG Auto Glass was $22.6 million and $22.7 million at August 30, 2008 and March 1, 2008, respectively. At August 30, 2008 and March 1, 2008, the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $2.5 million. This excess is reported as goodwill.

On September 30, 2008, subsequent to quarter-end and in connection with PPG’s sale of its automotive replacement glass businesses, Apogee executed its right to sell its minority interest in the PPG Auto Glass joint venture, resulting in cash proceeds of $27.1 million and a pretax gain on sale of approximately $2.0 million.

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

8.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the six months ended August 30, 2008 is detailed below. “Corporate and Other” includes the excess of the cost of the investment over the value of the underlying net tangible assets related to the formation of the PPG Auto Glass joint venture.

(In thousands)	Architectural	Large-Scale Optical	Corporate and Other	Total
Balance at March 1, 2008	$47,901	$10,557	$2,519	$60,977
Purchase price adjustments	58	—	—	58

Balance at August 30, 2008	$47,959	$10,557	$2,519	$61,035

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	August 30, 2008			March 1, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$2,056	$(1,542)	$514	$2,056	$(1,484)	$572
Non-compete agreements	5,839	(2,677)	3,162	5,839	(2,166)	3,673
Customer relationships	12,092	(2,728)	9,364	12,092	(1,615)	10,477
Purchased intellectual property	5,800	(737)	5,063	5,800	(543)	5,257

Total	$25,787	$(7,684)	$18,103	$25,787	$(5,808)	$19,979

Amortization expense on these identifiable intangible assets was $1.9 million and $0.5 million for the six months ended August 30, 2008 and September 1, 2007, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At August 30, 2008, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2009 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013
Estimated amortization expense	$1,815	$2,935	$2,336	$2,039	$1,541

9.	Long-Term Debt

The Company maintains a $100.0 million revolving credit facility, which expires in November 2011. Borrowings of $55.3 million were outstanding as of August 30, 2008. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at August 30, 2008 was $235.3 million, whereas the Company’s net worth as defined in the credit facility was $298.0 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.68 at August 30, 2008. If the Company is not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At August 30, 2008, the Company was in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

Interest payments were $1.6 million and $1.5 million for the six months of fiscal 2009 and 2008, respectively. As a portion of the total interest expense related to funds borrowed to purchase major facilities, information systems and equipment installations, the Company capitalized a portion of the interest payments and will depreciate them over the lives of the related assets. Capitalized interest for the six months ended August 30, 2008 and September 1, 2007 was $0.5 million and $0.3 million, respectively.

The Company entered into two interest rate swap agreements in the first quarter of fiscal 2009. The two new interest rate swaps effectively converted $20.0 million of variable rate borrowings into a fixed-rate obligation at August 30, 2008. These agreements expire in fiscal 2011. For each of these interest rate swaps, the Company receives payments at variable rates while making payments at fixed rates of between 2.59 and 2.72 percent.

10.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officers’ Supplemental Executive Retirement Plan (SERP) and Tubelite Inc. Hourly Employees’ Pension Plan (Tubelite Plan) for the three and six-month periods of fiscal 2009 and 2008 were as follows:

	Three months ended		Six months ended
(In thousands)	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Service cost	$13	$13	$26	$26
Interest cost	184	104	368	208
Expected return on assets	(63)	—	(126)	—
Amortization of unrecognized transition amount	(6)	—	(12)	—
Amortization of prior service cost	59	59	118	118
Amortization of unrecognized net loss	27	18	54	36

Net periodic benefit cost	$214	$194	$428	$388

11.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years prior to fiscal 2004. The Internal Revenue Service has audited the Company through fiscal 2002.

The total gross liability for unrecognized tax benefits at August 30, 2008 and March 1, 2008 was approximately $14.3 million and $13.5 million, respectively. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. There were no material adjustments to the recorded liability for unrecognized tax benefits during the six months ended August 30, 2008. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the unrecognized tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a significant effect on the consolidated results of operations or financial position.

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

During the first quarter of fiscal 2008, these reserves were reduced by $3.5 million, primarily due to resolution of an outstanding legal matter related to a significant French curtainwall project, resulting in non-cash income from discontinued operations of $2.0 million. The remaining amounts in results from discontinued operations in the current and prior-year periods reflect the operating loss of the Auto Glass segment that has been sold.

	Three Months Ended		Six Months Ended
(In thousands)	Aug. 30, 2008	Sept. 1, 2007	Aug. 30, 2008	Sept. 1, 2007
Condensed Statement of Operations from Discontinued Businesses
Net sales	$—	$3,602	$(11)	$8,574

(Loss) earnings before income taxes (prior to gain (loss) on disposal)	(117)	(488)	(236)	2,606
Income tax (benefit) expense	(43)	(175)	(85)	948

(Loss) earnings from operations, net of income taxes	(74)	(313)	(151)	1,658
Gain (loss) on disposal, net of income taxes	—	—	—	—

Net (loss) earnings	$(74)	$(313)	$(151)	$1,658

(In thousands)	August 30, 2008	March 1, 2008
Summary Balance Sheets of Discontinued Businesses
Receivables, net of allowance for doubtful accounts	$62	$234
Accounts payable and accrued liabilities	1,247	1,301
Long-term liabilities	3,683	3,796

13.	Commitments and Contingent Liabilities

Operating lease commitments. As of August 30, 2008, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter	Total
Total minimum payments	$3,736	$6,601	$5,304	$3,836	$2,858	$5,133	$27,468

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to obtain a surety or performance bond that commits payments to its customers for any non-performance on its behalf. At August 30, 2008, $218.6 million of the Company’s backlog was bonded by performance bonds with a face value of $470.5 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. With respect to the current portfolio of businesses, the Company has never been required to pay on these performance-based bonds.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

	Six months ended
(In thousands)	Aug. 30, 2008	Sept. 1, 2007
Balance at beginning of period	$4,617	$4,324
Additional accruals	2,724	2,079
Claims paid	(3,495)	(2,354)

Balance at end of period	$3,846	$4,049

Letters of credit. At August 30, 2008, the Company had ongoing letters of credit related to construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company was obligated as of August 30, 2008 was approximately $10.5 million. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of August 30, 2008, $8.9 million of letters of credit had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of August 30, 2008, these obligations totaled $19.1 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of August 30, 2008, future payments of $0.8 million were committed under such agreements.

Litigation. The Company is a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company is subject to litigation arising out of employment practices, workers compensation, general liability and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

14.	Comprehensive Earnings

	Three months ended		Six months ended
(In thousands)	Aug. 30, 2008	Sept. 1, 2007	Aug. 30, 2008	Sept. 1, 2007
Net earnings	$12,217	$11,474	$22,419	$23,170
Unrealized (loss) gain on derivatives, net of $(27), $(16), $9 and $(-) tax (benefit) expense, respectively	(46)	(29)	17	(1)
Unrealized (loss) gain on marketable securities, net of $(35), $22, $39 and $(34) tax (benefit) expense, respectively	(65)	42	72	(63)

Comprehensive earnings	$12,106	$11,487	$22,508	$23,106

15.	Segment Information

The following table presents sales and operating income data for the Company’s two segments, and consolidated, for the three and six months ended August 30, 2008, as compared to the corresponding periods a year ago.

	Three months ended		Six months ended
(In thousands)	Aug. 30, 2008	Sept. 1, 2007	Aug. 30, 2008	Sept. 1, 2007
Net Sales
Architectural	$228,631	$198,084	$449,351	$386,311
Large-Scale Optical	16,340	19,594	34,089	41,249
Intersegment eliminations	(1)	(5)	(1)	(2)

Net sales	$244,970	$217,673	$483,439	$427,558

Operating Income (Loss)
Architectural	$15,246	$14,392	$30,089	$25,977
Large-Scale Optical	3,475	3,605	6,746	7,532
Corporate and Other	76	(732)	(1,404)	(1,278)

Operating income	$18,797	$17,265	$35,431	$32,231

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

	Three months ended		Six months ended
(Percent of net sales)	Aug. 30, 2008	Sept. 1, 2007	Aug. 30, 2008	Sept. 1, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.2	78.5	79.8	79.0

Gross profit	19.8	21.5	20.2	21.0
Selling, general and administrative expenses	12.1	13.6	12.9	13.5

Operating income	7.7	7.9	7.3	7.5
Interest income	0.1	0.1	0.1	0.1
Interest expense	0.1	0.3	0.2	0.3
Other income (expense), net	—	—	0.1	—
Equity in income (loss) of affiliated companies	0.1	0.7	—	0.4

Earnings from continuing operations before income taxes	7.8	8.4	7.3	7.7
Income tax expense	2.8	3.0	2.6	2.7

Earnings from continuing operations	5.0	5.4	4.7	5.0
(Loss) earnings from discontinued operations, net of income taxes	—	(0.1)	(0.1)	0.4

Net earnings	5.0%	5.3%	4.6%	5.4%

Effective tax rate for continuing operations	35.4%	35.5%	35.7%	34.8%

Highlights of Second Quarter and First Six Months of Fiscal 2009 Compared to Second Quarter and First Six Months of Fiscal 2008

•

Consolidated net sales increased 12.5 percent, or $27.3 million, during the second quarter ended August 30, 2008 compared to the prior-year period, and increased 13.1 percent or $55.9 million during the six month period. The increase over the prior year for both the quarter and year-to-date periods was primarily due to the addition of the storefront and entrance business within the Architectural segment and increased revenues from additional architectural glass capacity put in place over past quarters to support the demand for our products and pricing. This was partially offset by a decline in LSO segment revenues due to the planned elimination of less-profitable product lines and soft picture-framing market conditions.

•

Gross profit as a percent of sales for the quarter ended August 30, 2008 decreased to 19.8 percent from 21.5 percent in the prior-year period. Gross profit as a percent of sales for the six months ended August 30, 2008 decreased to 20.2 percent from 21.0 percent in the prior-year period. Both the current-year quarter and six-month period gross margins were negatively impacted by operational challenges in our architectural glass business, which led to higher than planned labor costs to overcome production bottlenecks. Our Architectural segment installation and window businesses and LSO segment business all saw strong operating performance in the quarter and year-to-date period as compared to the prior-year. The prior-year six-month period included the startup of our new architectural glass facility in St. George, Utah that reduced prior-year margins by 0.5 percentage points.

•

Selling, general and administrative (SG&A) expenses for the second quarter decreased to 12.1 percent of net sales compared to 13.6 percent in the prior-year period. The decrease as a percent of sales primarily relates to reduced bonus and incentive expenses as a result of reducing our full-year outlook. The remaining decrease as a percent of revenue is due to leveraging expenses over higher sales dollars.

•

Selling, general and administrative (SG&A) expenses for the six-month period decreased to 12.9 percent of net sales compared to 13.5 percent in the prior-year period, but increased $4.6 million year-over-year. The reduced bonus and incentive expenses contributed to the decrease as a percent of sales and the remaining decrease as a percent of revenue is due to leveraging expenses over a higher level of sales dollars. The increase in spending was due to expenditures to update our computer systems and information technology infrastructure, as well as the impact of amortization of intangibles related to the storefront and entrance business acquisition.

•

Equity in affiliated companies, which includes our 34 percent interest in PPG Auto Glass, LLC (PPG AG), an automotive replacement glass distribution business, reported income of $0.3 million during the second quarter of fiscal 2009, compared to income of $1.5 million in the prior-year period. For the six months ended August 30, 2008, there was a loss of $0.1 million compared to income of $1.5 million in the prior-year period. The joint venture has been negatively impacted by soft conditions in the auto glass replacement market during fiscal 2009. The prior-year six-month period also included a $0.3 million charge related to a small investment that was written-off.

•

The effective tax rate for continuing operations for the second quarter was 35.4 percent compared to 35.5 percent in the prior-year period and was 35.7 percent for the year-to-date period compared to 34.8 percent in the prior year. The increase in the effective tax rate for the six-month period was primarily due to the impact of an increased amount of nondeductible expenses in the first quarter of the current year, as well as the statutory expiration of research and development tax credits taken in the prior year.

Segment Analysis

The following table presents sales and operating income data for our two segments and on a consolidated basis for the three and six-month periods ended August 30, 2008, when compared to the corresponding period a year ago.

	Three months ended			Six months ended
(In thousands)	Aug. 30, 2008	Sept. 1, 2007	% Change	Aug. 30, 2008	Sept. 1, 2007	% Change
Net Sales
Architectural	$228,631	$198,084	15.4%	$449,351	$386,311	16.3%
Large-Scale Optical	16,340	19,594	(16.6)	34,089	41,249	(17.4)
Intersegment eliminations	(1)	(5)	NM	(1)	(2)	NM

Net sales	$244,970	$217,673	12.5%	$483,439	$427,558	13.1%

Operating Income (Loss)
Architectural	$15,246	$14,392	5.9%	$30,089	$25,977	15.8%
Large-Scale Optical	3,475	3,605	(3.6)	6,746	7,532	(10.4)
Corporate and Other	76	(732)	NM	(1,404)	(1,278)	NM

Operating income	$18,797	$17,265	8.9%	$35,431	$32,231	9.9%

NM = not meaningful

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•

Second quarter net sales of $228.6 million increased 15.4 percent over the prior-year period, and net sales of $449.4 million for the six-month period increased 16.3 percent over the prior-year period. Both the quarter and year-to-date periods were impacted by the addition of the storefront and entrance business, which contributed 8.8 percent to the quarter growth and 8.6 percent to the six-month growth. The remaining increase in both the quarter and six-month periods was primarily as a result of additional capacity due to the continued ramp-up of the new architectural glass capacity in St. George, Utah as well as other converted facilities added last year and pricing.

•

Operating income of $15.2 million in the current quarter increased 5.9 percent over the prior-year period, and operating margins decreased to 6.7 percent compared to 7.3 percent in the prior-year period. The decrease in operating margins was due to the operating challenges in the architectural glass business referred to above, somewhat offset by improved operating margins in the installation and window businesses.

•

Operating income of $30.1 million for the six-month period increased 15.8 percent over the prior-year period while operating margins remained flat at 6.7 percent. The current year margins were negatively impacted by the operating challenges in the architectural glass business during the second quarter, project and product mix and labor costs due to the mix shift; and continued ramp-up costs for new capacity. The prior year included the startup costs for the new architectural glass facility in St. George, Utah, which reduced margins by 0.6 percentage points.

•

Architectural backlog at August 30, 2008 increased to $446.7 million from $405.4 million in the prior-year period; was down from the $491.0 million reported in the first quarter, and down from the $510.9 million reported at fiscal 2008 year-end. Backlog was down from the first quarter due to an increase in the bid-to-award timing, cancellation of two architectural glass casino projects and increasing competitive pressures in commercial construction markets. We expect approximately $261.0 million of this backlog to flow during the remainder of fiscal 2009.

Large-Scale Optical Technologies (LSO)

•

Second quarter revenues were $16.3 million, down 16.6 percent from the prior-year period. For the six months ended August 30, 2008, revenues were $34.1 million, down 17.4 percent from the prior-year. The decrease for both the three and six-month periods was due primarily to the planned elimination of less profitable product lines, as well as soft picture framing market conditions in the current year. During this year, we have continued to see growth in our best value-added picture framing products.

•

Operating income of $3.5 million in the quarter was down 3.6 percent from the prior-year period, while operating margins increased to 21.3 percent compared to 18.4 percent in the prior year. Operating income of $6.7 million for the six months of fiscal 2009 was down 10.4 percent from the prior year, while operating margins increased to 19.8 percent compared to 18.3 percent in the prior year. The improved margins for both the quarter and year-to-date periods were due to a strong mix of our best value-added picture framing glass in the current year and the elimination of less profitable product lines.

Consolidated Backlog

•	At August 30, 2008, our consolidated backlog was $448.4 million, up 9.9 percent over the prior-year period and down 9.0 percent from the $493.0 million reported at first quarter.

•	The backlog of the Architectural segment represented 99.6 percent of the Company’s consolidated backlog.

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

During the first quarter of fiscal 2008, these reserves were reduced by $3.5 million, primarily due to resolution of an outstanding legal matter related to a significant French curtainwall project, resulting in non-cash income from discontinued operations of $2.0 million. The remaining amounts in results from discontinued operations in the current and prior-year periods reflect the operating loss of the Auto Glass segment that has been sold.

Subsequent Events

On September 30, 2008, subsequent to quarter-end and in connection with PPG’s sale of its automotive replacement glass businesses, we executed our right to sell our minority interest in the PPG Auto Glass joint venture, resulting in cash proceeds of $27.1 million and a pretax gain on sale of approximately $2.0 million. We anticipate using these proceeds to lower debt on our revolving credit facility.

Liquidity and Capital Resources

	Six months ended
(Cash effect, in thousands)	August 30, 2008	September 1, 2007
Net cash provided by continuing operating activities	$39,481	$34,517
Capital expenditures	(39,235)	(26,030)
Net increase (decrease) in borrowings	5,500	(11,100)

Operating activities. Cash provided by operating activities of continuing operations was $39.5 million for the first six months of fiscal 2009, compared to $34.5 million in the prior-year period. The change was primarily driven by cash generated by continued improvement in our working capital management processes.

Non-cash working capital (current assets, excluding cash and cash equivalents, less current liabilities) was $72.8 million at August 30, 2008 or 7.8 percent of last 12-month sales, a metric we use to measure our effectiveness for managing working capital. This compares to $69.5 million at September 1, 2007 or 8.3 percent of last 12-month sales.

Investing Activities. Through the first six months of fiscal 2009, investing activities used $38.0 million of cash, compared to $27.9 million in the same period last year. New capital investments through the first six months of fiscal 2009 totaled $39.2 million, compared to $26.0 million in the prior-year period. The current year spending was primarily for productivity improvements and capacity expansion in both operating segments, including approximately $19.0 million for a new LEED-certified architectural window facility and equipment. The prior year included completion of our new architectural glass fabrication plant in St. George, Utah.

Fiscal 2009 capital expenditures are expected to be approximately $60 million. This includes the cost of the new architectural window facility, and capacity expansions and productivity improvements in the Architectural and LSO segments. We plan for maintenance and safety capital expenditures to be approximately $25 million to $30 million annually.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses and further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings increased to $63.7 million at August 30, 2008 from the $58.2 million outstanding at March 1, 2008, due to planned capital expenditures and share repurchases. The majority of our long-term debt, $55.3 million, consisted of bank borrowings under our $100.0 million syndicated revolving credit facility. Our debt-to-total-capital ratio was 17.6 percent at August 30, 2008, up from 17.0 percent at March 1, 2008.

We paid dividends of $4.2 million during the first six months of fiscal 2009, compared to $3.9 million in the same period of fiscal 2008. We expect to continue to make quarterly dividend payments and spend approximately $8.9 million on dividends for the year.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock in the open market at prevailing market prices. The Board of Directors increased this authorization by 750,000 shares in January 2008. We repurchased 535,324 shares under this program, for a total of $7.2 million, through February 25, 2006. No share repurchases were made under this plan during fiscal 2007. We repurchased 338,569 shares during fiscal 2008 for $5.4 million. During the first six months of fiscal 2009, we repurchased 455,230 shares for $8.1 million under the program. Therefore, we have purchased a total of 1,329,123 shares, at a total cost of $20.6 million, since the inception of this program and have remaining authority to repurchase 920,877 shares under this program, which has no expiration date.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2009 Remaining	2010	2011	2012	2013	Thereafter	Total
Continuing Operations
Borrowings under credit facility	$—	$—	$—	$55,300	$—	$—	$55,300
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Operating leases (undiscounted)	3,736	6,601	5,304	3,836	2,858	5,133	27,468
Purchase obligations	17,415	1,674	—	—	—	—	19,089
Interest on fixed-rate debt	278	325	14	—	—	—	617
Other obligations	309	516	—	—	—	—	825

Total cash obligations	$21,738	$9,116	$5,318	$59,136	$2,858	$13,533	$111,699

We maintain a $100.0 million revolving credit facility, which expires in November 2011. Borrowings of $55.3 million were outstanding as of August 30, 2008. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at August 30, 2008 was $235.3 million, whereas our net worth as defined in the credit facility was $298.0 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 0.68 at August 30, 2008. If we are not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At August 30, 2008, we were in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

We have purchase obligations for raw material commitments and capital expenditures. As of August 30, 2008, these obligations totaled $19.1 million.

We expect to make contributions of $0.9 million to our pension plans in fiscal 2009. The fiscal 2009 expected contributions will equal or exceed our minimum funding requirements.

As of August 30, 2008, we had $14.3 million and $2.0 million of unrecognized tax benefits and environmental liabilities, respectively. We are unable to reasonably estimate in which future periods these amounts will ultimately be settled.

We maintain two interest rate swap agreements that, at August 30, 2008, effectively converted $20.0 million of variable rate borrowings into a fixed-rate obligation. These agreements expire in fiscal 2011. For each of these interest rate swaps, we receive payments at variable rates while making payments at fixed rates of between 2.59 and 2.72 percent. The impact of these interest rate swaps is reflected in the interest on fixed-rate debt in the above table. We had a third interest rate swap that expired in the second quarter of fiscal 2009.

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

Under certain of our lease agreements, we have the option to purchase equipment at projected future fair value upon expiration of the leases. During the second quarter of fiscal 2009, we notified our lender of our intent to exercise the early buy-out option on one of our equipment leases. The early buy-out is effective in the third quarter in the amount of $0.3 million

The other obligations relate to non-compete and consulting agreements with current and former employees.

At August 30, 2008, we had ongoing letters of credit related to construction contracts and certain industrial development bonds. The letters of credit by expiration period were as follows at August 30, 2008:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2009 Remaining	2010	2011	2012	2013	Thereafter	Total
Standby letters of credit	$1,830	$—	$—	$—	$—	$8,653	$10,483

In addition to the above standby letters of credit, which were predominantly issued for our Industrial Development Bonds, we are required, in the ordinary course of business, to obtain a surety or performance bond that commits payments to our customers for any non-performance on our behalf. At August 30, 2008, $218.6 million of our backlog was bonded by performance bonds with a face value of $470.5 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

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

•	Overall revenues for the year are expected to increase 9 to 12 percent compared to fiscal 2008.

¡	Architectural segment revenues are expected to increase 11 to 14 percent, driven by the architectural glass business and the storefront and entrance business acquisition.

¡	LSO segment revenues are expected to be down approximately 6 to 7 percent.

•	Annual gross margins are expected to be approximately 21 percent; increased pricing and project margins are expected to offset increases in wages, health care, energy costs, materials and freight.

•	SG&A expenses as a percent of sales are projected to be slightly more than 13 percent.

•	Expected annual operating margins by segment are: Architectural, 6.4 to 7 percent; and LSO, approximately 22 percent.

•

Equity in affiliates, which reflects our portion of the results of the PPG Auto Glass joint venture, is expected to report pre-tax earnings of approximately $1.9 million, including the impact of the sale of Apogee’s interest in the joint venture.

•	Full-year capital expenditures are projected to be approximately $60 million, including capacity expansions and productivity improvements in each of the Architectural and LSO segments.

•	Depreciation and amortization are estimated at approximately $30 million for the year.

•

Debt is expected to be $15 to $25 million at fiscal year-end, after taking into account the effect of the $27.1 million in cash proceeds from Apogee’s sale of its interest in the PPG Auto Glass joint venture.

•	The effective tax rate for the full year is anticipated to be 34 to 35 percent, excluding the impact of recently passed legislation.

•	Earnings per share from continuing operations are expected to range from $1.65 to $1.82 for the full year.

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

Item 4:	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

There were no material changes in the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2009:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
June 1, 2008 through June 28, 2008	392	$23.90	—	1,220,484
June 29, 2008 through July 26, 2008	224,998	16.40	220,500	999,984
July 27, 2008 through August 30, 2008	79,107	17.20	79,107	920,877
Total	304,497	16.37	299,607	920,877

(a)	The purchases in this column include shares repurchased as part of our publicly announced program and in addition include 4,890 shares that were surrendered to us by plan participants in order to satisfy a stock-for-stock option exercise or withholding tax obligations related to stock-based compensation.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock in the open market at prevailing market prices. The Company announced the authorization of the repurchase program on April 10, 2003. In January 2008, the Board of Directors increased the authorization by 750,000 shares. The Company announced the increase in the authorization on January 24, 2008. The Company’s repurchase program does not have an expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders

The Apogee Enterprises, Inc. Annual Meeting of Shareholders was held on June 25, 2008. The number of outstanding shares on the record date for the Annual Meeting was 28,918,499. Eighty-five percent of the outstanding shares were represented in person or by proxy at the meeting. The three candidates for election as Class I Directors listed in the proxy statement were elected to serve three-year terms, expiring at the 2011 Annual Meeting of Shareholders. Additionally, the proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year was approved. The results of these matters voted upon by the shareholders are listed below.

	Number of Shares
	In Favor	Withheld/ Against	Abstained/ Unvoted	Broker Non-vote
Election of three Class I Directors
Robert J. Marzec	24,064,340	472,130	—	—
Stephen C. Mitchell	24,138,934	397,536	—	—
David E. Weiss	24,173,550	362,920	—	—
Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm	23,934,472	580,651	21,347	—

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 8, 2008	By:	/s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 8, 2008	By:	/s/ James S. Porter
James S. Porter
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended August 30, 2008

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