Form 10-Q
period 2008-11-29
APOGEE ENTERPRISES INC
filed 2009-01-08
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2008

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

As of January 2, 2009, 27,836,239 shares of the registrant’s common stock, par value $0.33  1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	November 29, 2008	March 1, 2008
Assets
Current assets
Cash and cash equivalents	$10,791	$12,264
Receivables, net of allowance for doubtful accounts	175,404	189,378
Inventories	47,114	46,862
Deferred tax assets	5,303	6,082
Current assets of discontinued operations	10	234
Other current assets	5,002	4,409

Total current assets	243,624	259,229

Property, plant and equipment, net	205,942	176,676
Marketable securities available for sale	18,796	21,751
Investments in affiliated companies	—	22,725
Goodwill	58,485	60,977
Intangible assets, net	17,197	19,979
Other assets	650	2,171

Total assets	$544,694	$563,508

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$53,189	$71,478
Accrued payroll and related benefits	22,550	30,172
Accrued self-insurance reserves	8,411	8,592
Other accrued expenses	19,527	22,202
Current liabilities of discontinued operations	1,163	1,301
Billings in excess of costs and earnings on uncompleted contracts	60,692	39,507
Accrued income taxes	169	4,063

Total current liabilities	165,701	177,315

Long-term debt	28,400	58,200
Unrecognized tax benefits	15,167	13,520
Long-term self-insurance reserves	13,061	12,269
Other long-term liabilities	12,966	13,826
Liabilities of discontinued operations	3,439	3,796

Commitments and contingent liabilities (Note 13)

Shareholders’ equity
Common stock of $0.33- 1/3 par value; authorized 50,000,000 shares; issued and outstanding 27,834,239 and 28,745,351, respectively	9,278	9,582
Additional paid-in capital	97,119	95,252
Retained earnings	201,435	181,772
Common stock held in trust	(3,502)	(3,425)
Deferred compensation obligations	3,502	3,425
Accumulated other comprehensive loss	(1,872)	(2,024)

Total shareholders’ equity	305,960	284,582

Total liabilities and shareholders’ equity	$544,694	$563,508

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Net sales	$240,397	$210,975	$723,836	$638,533
Cost of sales	185,309	170,761	571,212	508,568

Gross profit	55,088	40,214	152,624	129,965
Selling, general and administrative expenses	30,269	28,437	92,374	85,957

Operating income	24,819	11,777	60,250	44,008
Interest income	325	263	795	710
Interest expense	444	444	1,270	1,585
Other (expense) income, net	(299)	92	(178)	80
Equity in income (loss) of affiliated companies	—	766	(86)	2,513
Gain (impairment charge) on investment in affiliated company	1,954	(4,733)	1,954	(5,004)

Earnings from continuing operations before income taxes	26,355	7,721	61,465	40,722
Income tax expense	8,678	155	21,218	11,645

Earnings from continuing operations	17,677	7,566	40,247	29,077
(Loss) earnings from discontinued operations, net of income taxes	(32)	3,430	(183)	5,089

Net earnings	$17,645	$10,996	$40,064	$34,166

Earnings per share – basic
Earnings from continuing operations	$0.64	$0.27	$1.44	$1.03
(Loss) earnings from discontinued operations	—	0.12	(0.01)	0.18

Net earnings	$0.64	$0.39	$1.43	$1.21

Earnings per share – diluted
Earnings from continuing operations	$0.63	$0.26	$1.42	$1.00
(Loss) earnings from discontinued operations	—	0.12	(0.01)	0.17

Net earnings	$0.63	$0.38	$1.41	$1.17

Weighted average basic shares outstanding	27,554	28,472	27,920	28,336
Weighted average diluted shares outstanding	27,905	29,205	28,372	29,096

Cash dividends declared per common share	$0.0815	$0.0740	$0.2295	$0.2090

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
(In thousands)	November 29, 2008	December 1, 2007
Operating Activities
Net earnings	$40,064	$34,166
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss (earnings) from discontinued operations	183	(5,089)
Depreciation and amortization	21,039	16,971
Stock-based compensation	2,067	5,615
Deferred income taxes	2,186	(110)
Excess tax benefits from stock-based compensation	(1,220)	(2,215)
Results from equity-method investee	(1,868)	2,491
Gain on disposal of assets	(79)	(93)
Other, net	71	65
Changes in operating assets and liabilities:
Receivables	13,974	(13,094)
Inventories	(252)	982
Accounts payable and accrued expenses	(25,366)	(4,552)
Billings in excess of costs and earnings on uncompleted contracts	21,185	16,955
Refundable and accrued income taxes	(415)	(1,121)
Other, net	(561)	(1,879)

Net cash provided by continuing operating activities	71,008	49,092

Investing Activities
Capital expenditures	(49,460)	(38,977)
Proceeds from sales of property, plant and equipment	120	236
Proceeds from sale of investment in affiliated company	27,111	—
Acquisition of businesses, net of cash acquired	(27)	—
Purchases of marketable securities	(37,689)	(24,488)
Sales/maturities of marketable securities	40,063	22,531

Net cash used in investing activities	(19,882)	(40,698)

Financing Activities
Net payments on revolving credit agreement	(29,800)	(14,800)
Stock issued to employees, net of shares withheld	(2,286)	3,286
Repurchase and retirement of common stock	(14,646)	—
Excess tax benefits from stock-based compensation	1,220	2,215
Dividends paid	(6,529)	(6,063)

Net cash used in financing activities	(52,041)	(15,362)

Cash Flows of Discontinued Operations
Net cash used in operating activities	(558)	(32)
Net cash provided by investing activities	—	8,449

Net cash (used in) provided by discontinued operations	(558)	8,417

(Decrease) increase in cash and cash equivalents	(1,473)	1,449
Cash and cash equivalents at beginning of year	12,264	6,187

Cash and cash equivalents at end of period	$10,791	$7,636

Noncash Activity
Capital expenditures in accounts payable	$421	$(588)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 1, 2008. The results of operations for the three and nine-month periods ended November 29, 2008 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of November 29, 2008 and March 1, 2008, and the results of operations for the three and nine-month periods ended November 29, 2008 and December 1, 2007 and results of cash flows for the nine-month periods ended November 29, 2008 and December 1, 2007.

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

At November 29, 2008, the Company’s interest rate swaps (see note 9) were carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy. The fair value of the Company’s interest rate swaps was a $0.2 million liability at November 29, 2008.

The Company has marketable debt securities that are classified as “available for sale” and are carried at fair value based on prices from recent trades of similar securities. These inputs are classified as Level 2 in the valuation hierarchy. The fair value of the marketable securities was $18.8 million at November 29, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159), which becomes effective for fiscal periods beginning after November 15, 2007, the Company’s fiscal year 2009. Under SFAS No. 159, companies may elect to measure specified financial instruments, and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The adoption of SFAS No. 159 had no impact on the Company’s consolidated results of operations and financial condition as the Company did not elect any fair-value measurements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply SFAS No. 141(R) prospectively to business combinations completed on or after that date. There will be no impact upon adoption to the Company’s consolidated results of operations and financial condition as presented herein.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). This standard requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, the Company’s fiscal year 2010. The adoption of SFAS No. 160 will have no impact on the Company’s consolidated results of operations and financial condition as presented herein.

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

Total stock-based compensation expense included in the results of operations for the nine months ended November 29, 2008 and December 1, 2007, was $2.1 million and $5.6 million, respectively. Cash proceeds from the exercise of stock options were $0.7 million and $5.9 million for the nine months ended November 29, 2008 and December 1, 2007, respectively.

The weighted average fair value per option at the date of grant for options granted in fiscal 2009 and 2008 was $7.37 and $9.17, respectively. The aggregate intrinsic value of options (the amount by which the stock price on the date of exercise exceeded the stock price of the option on the date of grant) exercised during the nine months ended November 29, 2008 and December 1, 2007 was $1.7 million and $7.3 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants through the first nine months of fiscal 2009 and 2008.

	Nine months ended
	November 29, 2008	December 1, 2007
Dividend yield	1.3%	1.1%
Expected volatility	41.9%	41.3%
Risk-free interest rate	3.2%	4.3%
Expected lives	4.5 years	4.5 years

The expected stock price volatility is based on historical experience. The risk-free interest rate is based on the U.S. Treasury Strip rate, whose term is consistent with the expected life of the Company’s stock options. The expected life, the average time an option grant is outstanding, and forfeiture rates are estimated based on historical experience.

The following table summarizes the stock option and SARs transactions under the Plans for the nine months ended November 29, 2008:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2008	1,441,731	$15.16
Options and SARs granted	419,705	21.02
Options and SARs exercised	(179,485)	11.36
Options and SARs canceled	(8,140)	17.97

Outstanding at November 29, 2008	1,673,811	$17.02	6.6 years	$95,762

Vested or expected to vest at Nov. 29, 2008	1,624,739	$16.89	6.5 years	$95,762

Exercisable at Nov. 29, 2008	1,136,655	$15.22	5.5 years	$95,762

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

The following table summarizes the nonvested share award transactions, including performance shares, under the Plans and the Company’s Partnership Plan for the nine months ended November 29, 2008:

	Nonvested Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at March 1, 2008	747,771	$15.66
Granted	183,701	21.04
Vested	(214,618)	13.45
Canceled	(14,291)	23.59

Nonvested at November 29, 2008	702,563	$17.57

At November 29, 2008, there was $2.4 million of total unrecognized compensation cost related to nonvested share awards, which is expected to be recognized over a weighted average period of approximately 25 months. The total fair value of shares vested during the current period was $4.7 million.

4.	Earnings per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

(In thousands, except per share data)	Three months ended		Nine months ended
	Nov. 29, 2008	Dec. 1, 2007	Nov. 29, 2008	Dec. 1, 2007
Basic earnings per share – weighted common shares outstanding	27,554	28,472	27,920	28,336
Weighted common shares assumed upon exercise of stock options	—	400	130	468
Unvested shares for deferred compensation plans	351	333	322	292

Diluted earnings per share – weighted common shares and potential common shares outstanding	27,905	29,205	28,372	29,096

Earnings per share – basic	$0.64	$0.39	$1.43	$1.21
Earnings per share – diluted	0.63	0.38	1.41	1.17

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	1,316	260	720	58

5.	Inventories

(In thousands)	November 29, 2008	March 1, 2008
Raw materials	$20,140	$18,769
Work-in-process	9,273	9,974
Finished goods	14,920	14,290
Costs and earnings in excess of billings on uncompleted contracts	2,781	3,829

Total inventories	$47,114	$46,862

6.	Equity Investment

In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company had a 34 percent interest. On September 30, 2008, in connection with PPG’s sale of its automotive replacement glass businesses, Apogee executed its right to sell its minority interest in the PPG Auto Glass joint venture, resulting in cash proceeds of $27.1 million and a pretax gain on sale of approximately $2.0 million.

The Company’s investment in PPG Auto Glass was $22.7 million at March 1, 2008 and the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $2.5 million. This excess was reported as goodwill, and was written off upon the sale of the PPG Auto Glass joint venture.

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

8.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the nine months ended November 29, 2008 is detailed below. “Corporate and Other” included the excess of the cost of the investment over the value of the underlying net tangible assets related to the formation of the PPG Auto Glass joint venture. The PPG Auto Glass joint venture was sold in the third quarter of fiscal 2009 and as a result, the $2.5 million of goodwill associated with this business was written off.

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill should be reviewed for impairment at least annually or more frequently if indicators exist that would suggest that goodwill could be impaired. During the third quarter of fiscal 2009, the Company experienced a decrease in its market capitalization, which is considered a possible impairment indicator. Accordingly, the Company performed an interim test of goodwill impairment on each of its reporting units and, based on the results of this testing, concluded that none of the goodwill was impaired as of November 29, 2008. The Company will perform its annual test for goodwill impairment during the fourth quarter of fiscal 2009.

(In thousands)	Architectural	Large-Scale Optical	Corporate and Other	Total
Balance at March 1, 2008	$47,901	$10,557	$2,519	$60,977
Purchase price adjustments	27	—	—	27
PPG Auto Glass sale	—	—	(2,519)	(2,519)

Balance at November 29, 2008	$47,928	$10,557	$—	$58,485

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

(In thousands)	November 29, 2008			March 1, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$2,056	$(1,572)	$484	$2,056	$(1,484)	$572
Non-compete agreements	5,839	(2,933)	2,906	5,839	(2,166)	3,673
Customer relationships	12,092	(3,283)	8,809	12,092	(1,615)	10,477
Purchased intellectual property	5,800	(802)	4,998	5,800	(543)	5,257

Total	$25,787	$(8,590)	$17,197	$25,787	$(5,808)	$19,979

Amortization expense on these identifiable intangible assets was $2.8 million and $0.8 million for the nine months ended November 29, 2008 and December 1, 2007, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At November 29, 2008, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2009 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013
Estimated amortization expense	$909	$2,935	$2,336	$2,039	$1,541

9.	Long-Term Debt

The Company maintains a $100.0 million revolving credit facility, which expires in November 2011. Borrowings of $20.0 million were outstanding as of November 29, 2008. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at November 29, 2008 was $241.7 million, whereas the Company’s net worth as defined in the credit facility was $306.0 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.26 at November 29, 2008. If the Company is not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At November 29, 2008, the Company was in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

Interest payments were $2.1 million and $2.0 million for the nine months of fiscal 2009 and 2008, respectively. As a portion of the total interest expense related to funds borrowed to purchase major facilities, information systems and equipment installations, the Company capitalized a portion of the interest payments and will depreciate them over the lives of the related assets. Capitalized interest for the nine months ended November 29, 2008 and December 1, 2007 was $0.6 million and $0.2 million, respectively.

The Company entered into two interest rate swap agreements in the first quarter of fiscal 2009. The two interest rate swaps effectively converted $20.0 million of variable rate borrowings into a fixed-rate obligation at November 29, 2008. These agreements expire in fiscal 2010 and 2011. For each of these interest rate swaps, the Company receives payments at variable rates while making payments at fixed rates of between 2.59 and 2.72 percent.

10.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officers’ Supplemental Executive Retirement Plan (SERP) and Tubelite Inc. Hourly Employees’ Pension Plan (Tubelite Plan) for the three and nine-month periods of fiscal 2009 and 2008 were as follows:

(In thousands)	Three months ended		Nine months ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Service cost	$13	$13	$39	$39
Interest cost	184	104	552	312
Expected return on assets	(63)	—	(189)	—
Amortization of unrecognized transition amount	(6)	—	(18)	—
Amortization of prior service cost	59	59	177	177
Amortization of unrecognized net loss	27	18	81	54
Curtailment loss	989	—	989	—

Net periodic benefit cost	$1,203	$194	$1,631	$582

On October 8, 2008, the Company’s Board of Directors adopted an amendment to the Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan providing that no more benefits will accrue to plan participants as of December 31, 2008. Plan participants will continue to earn service for the purpose of becoming vested in the benefits they had accrued as of December 31, 2008. The Company incurred $1.0 million of expense in the third quarter of fiscal 2009 associated with the curtailment of the SERP.

11.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years prior to fiscal 2004. The Internal Revenue Service has audited the Company through fiscal 2002.

The total gross liability for unrecognized tax benefits at November 29, 2008 and March 1, 2008 was approximately $15.2 million and $13.5 million, respectively. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. There were no material adjustments to the recorded liability for unrecognized tax benefits during the nine months ended November 29, 2008. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a significant effect on the consolidated results of operations or financial position.

12.	Discontinued Operations

During fiscal 2007, the Company announced its intention to discontinue the manufacturing of automotive replacement glass products and also announced its decision to sell the remaining portion of the Auto Glass segment that manufactures and sells original equipment manufacturer and aftermarket replacement windshields for the recreational vehicle and bus markets. The Company restated the consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. The Company completed the sale of certain assets related to the business during the third quarter of fiscal 2008, resulting in a pre-tax gain of $5.8 million.

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

(In thousands)	Three Months Ended		Nine Months Ended
	Nov. 29, 2008	Dec. 1, 2007	Nov. 29, 2008	Dec. 1, 2007
Condensed Statement of Operations from Discontinued Businesses
Net sales	$(49)	$2,531	$(60)	$11,105

(Loss) earnings before income taxes (prior to gain on disposal)	(51)	(586)	(287)	2,611
Income tax (benefit) expense	(19)	(214)	(104)	948

(Loss) earnings from operations, net of income taxes	(32)	(372)	(183)	1,663
Gain on disposal, net of income taxes	—	3,802	—	3,426

Net (loss) earnings	$(32)	$3,430	$(183)	$5,089

(In thousands)	November 29, 2008	March 1, 2008
Summary Balance Sheets of Discontinued Businesses
Receivables, net of allowance for doubtful accounts	$10	$234
Accounts payable and accrued liabilities	1,163	1,301
Long-term liabilities	3,439	3,796

13.	Commitments and Contingent Liabilities

Operating lease commitments. As of November 29, 2008, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter	Total
Total minimum payments	$1,946	$6,925	$5,624	$4,041	$2,885	$5,136	$26,557

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to obtain a surety or performance bond that commits payments to its customers for any non-performance on its behalf. At November 29, 2008, $184.1 million of the Company’s backlog was bonded by performance bonds with a face value of $438.1 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. With respect to the current portfolio of businesses, the Company has never been required to pay on these performance-based bonds.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

	Nine months ended
(In thousands)	Nov. 29, 2008	Dec. 1, 2007
Balance at beginning of period	$4,617	$4,324
Additional accruals	4,923	2,644
Claims paid	(5,542)	(3,387)

Balance at end of period	$3,998	$3,581

Letters of credit. At November 29, 2008, the Company had ongoing letters of credit related to construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company was obligated as of November 29, 2008 was approximately $10.1 million. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of November 29, 2008, $8.9 million of letters of credit had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of November 29, 2008, these obligations totaled $12.4 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of November 29, 2008, future payments of $0.9 million were committed under such agreements.

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

14.	Comprehensive Earnings

(In thousands)	Three months ended		Nine months ended
	Nov. 29, 2008	Dec. 1, 2007	Nov. 29, 2008	Dec. 1, 2007
Net earnings	$17,645	$10,996	$40,064	$34,166
Unrealized loss on derivatives, net of $66, $8, $57 and $8 tax benefit, respectively	(117)	(13)	(100)	(14)
Unrealized (loss) gain on marketable securities, net of $(243), $46, $(203) and $12 tax (benefit) expense, respectively	(451)	85	(377)	22
Pension liability adjustment, net of $359, $0, $359 and $0 tax expense, respectively	629	—	629	—

Comprehensive earnings	$17,706	$11,068	$40,216	$34,174

15.	Segment Information

The following table presents sales and operating income data for the Company’s two segments, and consolidated, for the three and nine months ended November 29, 2008, as compared to the corresponding periods a year ago.

(In thousands)	Three months ended		Nine months ended
	Nov. 29, 2008	Dec. 1, 2007	Nov. 29, 2008	Dec. 1, 2007
Net Sales
Architectural	$219,060	$189,134	$668,412	$575,445
Large-Scale Optical	21,343	21,840	55,432	63,090
Intersegment eliminations	(6)	1	(8)	(2)

Net sales	$240,397	$210,975	$723,836	$638,533

Operating Income (Loss)
Architectural	$19,629	$7,718	$49,718	$33,695
Large-Scale Optical	6,497	4,546	13,242	12,078
Corporate and Other	(1,307)	(487)	(2,710)	(1,765)

Operating income	$24,819	$11,777	$60,250	$44,008

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008 and Item 1A of this quarterly report on Form 10-Q. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

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

Overview

We are a leader in certain technologies involving the design and development of value-added glass products, services and systems. The Company is comprised of two segments: Architectural Products and Services (Architectural) and Large-Scale Optical (LSO). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass, windows, storefront and entrances comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, Inc., a leading fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems, a manufacturer of custom aluminum window systems and curtainwall; and Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters. In December 2007, we acquired all of the shares of Tubelite Inc. (Tubelite), a privately held business that fabricates aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry. Since the acquisition, we have included Tubelite’s results in our Architectural segment. Our LSO segment consists of Tru Vue, Inc., a manufacturer of value-added glass and acrylic for the custom picture framing and commercial optics markets.

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

(Percent of net sales)	Three months ended		Nine months ended
	Nov. 29, 2008	Dec. 1, 2007	Nov. 29, 2008	Dec. 1, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.1	80.9	78.9	79.6

Gross profit	22.9	19.1	21.1	20.4
Selling, general and administrative expenses	12.6	13.5	12.8	13.5

Operating income	10.3	5.6	8.3	6.9
Interest income	0.1	0.1	0.1	0.1
Interest expense	0.1	0.1	0.2	0.2
Other (expense) income, net	(0.1)	—	—	—
Equity in income (loss) of affiliated companies	—	0.3	—	0.4
Gain (impairment charge) on investment in affiliated company	0.8	(2.2)	0.3	(0.8)

Earnings from continuing operations before income taxes	11.0	3.7	8.5	6.4
Income tax expense	3.6	0.1	2.9	1.8

Earnings from continuing operations	7.4	3.6	5.6	4.6
(Loss) earnings from discontinued operations, net of income taxes	(0.1)	1.6	(0.1)	0.8

Net earnings	7.3%	5.2%	5.5%	5.4%

Effective tax rate for continuing operations	32.9%	2.0%	34.5%	28.6%

Highlights of Third Quarter and First Nine Months of Fiscal 2009 Compared to Third Quarter and First Nine Months of Fiscal 2008

•

Consolidated net sales increased 13.9 percent, or $29.4 million, for the third quarter ended November 29, 2008 compared to the prior-year period, and increased 13.4 percent or $85.3 million for the nine-month period. The drivers of the increases for both the quarter and year-to-date revenues were a result of higher Architectural segment sales. Approximately half of the increase was due to increased volume from additional architectural glass capacity put in place in fiscal 2008 and early fiscal 2009 to support the demand for our architectural glass products as well as increased pricing and improved mix of these products. The remainder of the increase was primarily due to the impact of the acquisition of the storefront and entrance business in the prior year’s fourth quarter.

•

Gross profit as a percent of sales for the quarter ended November 29, 2008 increased to 22.9 percent from 19.1 percent in the prior-year period, an increase of 3.8 percentage points. The increase in gross margins was primarily due to improvements in the installation business margins. This business’ prior-year quarter results included a $6.5 million write-down on three projects in one market, one of which has been completed. The current-year quarter included an additional $3.3 million of expenses for estimated final remediation on two of these projects. Excluding the net impact of these write-downs, the margin improvement of 2.3 percentage points was primarily driven by project mix and execution of the installation business.

•

Gross profit as a percent of sales for the nine months ended November 29, 2008 increased to 21.1 percent, compared to 20.4 percent in the prior-year period, an increase of 0.7 percentage points. The nine-month period gross margins were favorably impacted by strong operating performance in the installation business, offset by operational challenges in our architectural glass business in the second and into the third quarters of the current year. Our LSO segment business also saw strong operating performance in the year-to-date period as compared to the prior-year. The prior-year nine-month period included the higher level of installation project write-downs noted above and the startup of our new architectural glass facility in St. George, Utah. Excluding the net impact of these items, the margins were flat, year-over-year.

•

Selling, general and administrative (SG&A) expenses for the third quarter decreased to 12.6 percent of net sales compared to 13.5 percent in the prior-year period. The decrease as a percent of sales primarily relates to reduced long-term executive compensation expenses, primarily related to lower projected payouts of stock-based incentives as a result of reducing our outlook for future years.

•

Selling, general and administrative (SG&A) expenses for the nine-month period decreased to 12.8 percent of net sales compared to 13.5 percent in the prior-year period, but increased $6.4 million year-over-year. The reduced long-term executive compensation expenses contributed to the decrease as a percent of sales and the remaining decrease as a percent of sales is due to leveraging expenses over a higher level of sales dollars. The increase in spending was due to expenditures to update our computer systems and information technology infrastructure, as well as the impact of amortization of intangibles related to the storefront and entrance business acquisition.

•

Other income was a loss of $0.3 million in the third quarter compared to income of $0.1 million in the prior year and was a loss of $0.2 million for the nine months of fiscal 2009 compared to income of $0.1 million in the same period of the prior year. The loss in both the current quarter and year-to-date period was due to the write-down of one of our investments in marketable securities as the amount is not considered recoverable.

•

During the third quarter of fiscal 2009 and in connection with PPG’s sale of its automotive replacement glass businesses, we executed our right to sell our minority interest in the PPG Auto Glass joint venture, resulting in cash proceeds of $27.1 million and a pretax gain on sale of approximately $2.0 million. As a result, equity in affiliated companies reported no income in the current quarter and a loss of $0.1 million for the nine month period. This compared to income of $0.8 million in the prior-year quarter and $2.5 million in the prior year-to-date period. The joint venture was negatively impacted by soft conditions in the auto glass replacement market during fiscal 2009. Additionally, in the third quarter of fiscal 2008 we recorded a $4.8 million impairment charge related to the PPG Auto Glass joint venture. This is reflected in our consolidated results of operations as an impairment charge on investment in affiliated company.

•

The effective tax rate for continuing operations for the third quarter was 32.9 percent compared to 2.0 percent in the prior-year period and was 34.5 percent for the year-to-date period compared to 28.6 percent in the prior year. The increase in the effective tax rate for both the quarter and year-to-date periods was primarily due to a benefit recognized in the prior year upon conclusion of the analysis of research and development tax credits. The current year was also impacted, to a lesser extent, by research and development tax credits taken for three-quarters of the year as the legislation extending this credit to our fiscal 2009 was passed during our third quarter.

•

Third-quarter earnings from discontinued operations were break-even compared to income of $3.4 million in the prior-year period due to the gain on sale of certain assets related to our Auto Glass business sold during the third quarter of fiscal 2008. For the nine months, we reported a loss of $0.2 million versus earnings of $5.1 million. The earnings in the prior-year nine-month period was due to a reduction in our discontinued operations reserves of $3.5 million, primarily due to resolution of an outstanding legal matter related to a significant French curtainwall project during the first quarter of fiscal 2008 and the gain on sale of certain assets related to our Auto Glass manufacturing business in the third quarter of fiscal 2008.

Segment Analysis

The following table presents sales and operating income data for our two segments and on a consolidated basis for the three and nine-month periods ended November 29, 2008, when compared to the corresponding period a year ago.

(In thousands)	Three months ended			Nine months ended
	Nov. 29, 2008	Dec. 1, 2007	% Change	Nov. 29, 2008	Dec. 1, 2007	% Change
Net Sales
Architectural	$219,060	$189,134	15.8%	$668,412	$575,445	16.2%
Large-Scale Optical	21,343	21,840	(2.3)	55,432	63,090	(12.1)
Intersegment eliminations	(6)	1	NM	(8)	(2)	NM

Net sales	$240,397	$210,975	13.9%	$723,836	$638,533	13.4%

Operating Income (Loss)
Architectural	$19,629	$7,718	154.3%	$49,718	$33,695	47.6%
Large-Scale Optical	6,497	4,546	42.9	13,242	12,078	9.6
Corporate and Other	(1,307)	(487)	NM	(2,710)	(1,765)	NM

Operating income	$24,819	$11,777	110.7%	$60,250	$44,008	36.9%

NM = not meaningful

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•

Third-quarter net sales of $219.1 million increased 15.8 percent over the prior-year period, and net sales of $668.4 million for the nine-month period increased 16.2 percent over the prior-year period. The increase in both the quarter and nine-month periods was approximately equally distributed between the impact of increased revenues from architectural glass and the impact of the acquired storefront and entrance business in the prior year fourth quarter. The increase in architectural glass revenues is derived from increased capacity from the new architectural glass facility in St. George, Utah, as well as other converted facilities added last year, increased pricing and improved product mix. For the quarter, these increases were partially offset by declines in the window manufacturing business due to project delays.

•

Operating income of $19.6 million in the current quarter increased 154.3 percent over the prior-year period, and operating margins increased to 9.0 percent compared to 4.1 percent in the prior-year period, an increase of 4.9 percentage points. Both the current and prior year periods included project write-downs on three projects in one market of $3.3 million and $6.5 million, respectively; excluding the impact of these project write-downs, operating margins increased 3.0 percentage points. This increase was primarily due to improved installation project margins as a result of improved project mix and execution and the reduction of long-term executive compensation expenses.

•

Operating income of $49.7 million for the nine-month period increased 47.6 percent over the prior-year period, while operating margins increased to 7.4 percent from 5.9 percent for the prior-year period, an increase of 1.5 percentage points. The increase in current-year margins was due to improved operational performance and the impact of the project write-downs in the installation business noted above and was partially offset by the negative impact of the operating challenges in the architectural glass business during the second and into the third quarter and higher labor costs due to the mix shift; and continued ramp-up costs for new capacity. Excluding the impact of the installation project write-downs and the startup costs for the new architectural glass facility in St. George, Utah during the prior-year period, operating margins would have improved 0.7 percent points for the prior year-to-date period.

•

Architectural backlog at November 29, 2008 decreased to $373.2 million from $456.7 million in the prior-year period; it was down from the $446.7 million reported in the second quarter, and from the $510.9 million reported at fiscal 2008 year-end. Backlog is down due to slowing bid-to-award timing, despite strong bidding activity, and a small number of cancellations. We expect approximately $141.0 million of this backlog to flow during the remainder of fiscal 2009.

Large-Scale Optical Technologies (LSO)

•

Third quarter revenues were $21.3 million, down 2.3 percent from the prior-year period. For the nine months ended November 29, 2008, revenues were $55.4 million, down 12.1 percent from the prior-year. The decrease for both the three and nine-month periods was due primarily to the planned elimination of less profitable product lines, as well as soft picture framing market conditions in the current year. However, during this year, we have continued to see growth in our best value-added picture framing products.

•

Operating income of $6.5 million in the quarter was up 42.9 percent from the prior-year period, while operating margins increased to 30.4 percent compared to 20.8 percent in the prior year. Operating income of $13.2 million for the nine months of fiscal 2009 was up 9.6 percent from the prior year, and operating margins increased to 23.9 percent compared to 19.1 percent in the prior year. The improved margins for both the quarter and year-to-date periods were due to a strong mix of our best value-added picture framing glass in the current year and the elimination of less profitable product lines.

Consolidated Backlog

•	At November 29, 2008, our consolidated backlog was $374.4 million, down 19.0 percent from the prior-year period and 16.5 percent from the $448.4 million reported at second quarter.

•	The backlog of the Architectural segment represented 99.7 percent of the Company’s consolidated backlog.

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

Goodwill

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill should be reviewed for impairment at least annually or more frequently if indicators exist that would suggest that goodwill could be impaired. During the third quarter of fiscal 2009, we experienced a decrease in our market capitalization, which is considered a possible impairment indicator. Accordingly, we performed an interim test of goodwill impairment on each of our reporting units and, based on the results of this testing, concluded that none of our goodwill was impaired as of November 29, 2008.

The estimated fair value of each of our reporting units is dependent on several significant assumptions, including our earnings projections and our cost of capital. We continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A significant downward trend in these factors could cause us to reduce the estimated fair value of some or all of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test. We will perform the annual test for goodwill impairment during the fourth quarter of fiscal 2009.

Discontinued Operations

During fiscal 2007, we announced our intention to discontinue the manufacturing of automotive replacement glass products and also announced the decision to sell the remaining portion of the Auto Glass segment that manufactures and sells original equipment manufacturer and aftermarket replacement windshields for the recreational vehicle and bus markets. We restated the consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. We completed the sale of certain assets related to the business during the third quarter of fiscal 2008, resulting in a pre-tax gain of $5.8 million.

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

Liquidity and Capital Resources

(Cash effect, in thousands)	Nine months ended
	November 29, 2008	December 1, 2007
Net cash provided by continuing operating activities	$71,008	$49,092
Capital expenditures	(49,460)	(38,977)
Net decrease in borrowings	(29,800)	(14,800)

Operating activities. Cash provided by operating activities of continuing operations was $71.0 million for the first nine months of fiscal 2009, compared to $49.1 million in the prior-year period. The change was primarily driven by increased earnings and cash generated by continued improvement in our working capital management processes.

Non-cash working capital (current assets, excluding cash and cash equivalents, less current liabilities) was $67.1 million at November 29, 2008 or 6.9 percent of last 12-month sales, a metric we use to measure our effectiveness for reducing working capital. This compares to $82.1 million at December 1, 2007 or 9.7 percent of last 12-month sales.

Investing Activities. Through the first nine months of fiscal 2009, investing activities used $19.9 million of cash, compared to $40.7 million in the same period last year. New capital investments through the first nine months of fiscal 2009 totaled $49.5 million, compared to $39.0 million in the prior-year period. The current year spending was primarily for productivity improvements and capacity expansions in both operating segments, including approximately $19.0 million for a new LEED-certified architectural window facility and equipment. The prior year included completion of our new architectural glass fabrication plant in St. George, Utah. In the current year, we received $27.1 million of proceeds on the sale of our interest in the PPG Auto Glass joint venture.

We expect fiscal 2009 capital expenditures to be approximately $60 million. This includes the cost of the new architectural window facility, and capacity expansions and productivity improvements in the Architectural and LSO segments. We estimate our maintenance and safety capital expenditures to be approximately $25 million to $30 million annually.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses and further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings decreased to $28.4 million at November 29, 2008 from the $58.2 million outstanding at March 1, 2008, primarily due to the cash proceeds on the PPG Auto Glass sale. The majority of our long-term debt, $20.0 million, consisted of bank borrowings under our $100.0 million syndicated revolving credit facility. Our debt-to-total-capital ratio was 8.5 percent at November 29, 2008, down from 17.0 percent at March 1, 2008.

We paid dividends of $6.5 million during the first nine months of fiscal 2009, compared to $6.1 million in the same period of fiscal 2008. We expect to continue to make quarterly dividend payments and spend approximately $8.9 million on dividends for the year.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. We repurchased 535,324 shares in the open market under this program, for a total of $7.2 million, through February 25, 2006. No share repurchases were made under this plan during fiscal 2007. We repurchased 338,569 shares in the open market during fiscal 2008 for $5.4 million. During the first nine months of fiscal 2009, we repurchased 1,130,230 shares in the open market for $14.6 million under the program. Therefore, we have purchased a total of 2,004,123 shares, at a total cost of $27.3 million, since the inception of this program and have remaining authority to repurchase 1,245,877 shares under this program, which has no expiration date.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity:

(In thousands)	Future Cash Payments Due by Fiscal Period
	2009 Remaining	2010	2011	2012	2013	Thereafter	Total
Continuing Operations
Borrowings under credit facility	$—	$—	$—	$20,000	$—	$—	$20,000
Industrial revenue bonds	—	—	—	—	—	8,400	8,400
Operating leases (undiscounted)	1,946	6,925	5,624	4,041	2,885	5,136	26,557
Purchase obligations	10,296	2,065	—	—	—	—	12,361
Interest on fixed-rate debt	133	319	14	—	—	—	466
Other obligations	270	607	—	—	—	—	877

Total cash obligations	$12,645	$9,916	$5,638	$24,041	$2,885	$13,536	$68,661

We maintain a $100.0 million revolving credit facility, which expires in November 2011. Borrowings of $20.0 million were outstanding as of November 29, 2008. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at November 29, 2008 was $241.7 million, whereas our net worth as defined in the credit facility was $306.0 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 0.26 at November 29, 2008. If we are not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At November 29, 2008, we were in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

We have purchase obligations for raw material commitments and capital expenditures. As of November 29, 2008, these obligations totaled $12.4 million.

We expect to make contributions of $0.9 million to our pension plans in fiscal 2009. The fiscal 2009 expected contributions will equal or exceed our minimum funding requirements.

As of November 29, 2008, we had $15.2 million and $2.0 million of unrecognized tax benefits and environmental liabilities, respectively. We are unable to reasonably estimate in which future periods these amounts will ultimately be settled.

We maintain two interest rate swap agreements that, at November 29, 2008, effectively converted $20.0 million of variable rate borrowings into a fixed-rate obligation. These agreements expire in fiscal 2010 and 2011. For each of these interest rate swaps, we receive payments at variable rates while making payments at fixed rates of between 2.59 and 2.72 percent. The impact of these interest rate swaps is reflected in the interest on fixed-rate debt in the above table. We had a third interest rate swap that expired in the third quarter of fiscal 2009.

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

Under certain of our lease agreements, we have the option to purchase equipment at projected future fair value upon expiration of the leases. During the third quarter of fiscal 2009, we notified our lender of our intent to exercise the early buy-out option on one of our equipment leases. The early buy-out was effective in the third quarter in the amount of $0.3 million.

The other obligations relate to non-compete and consulting agreements with current and former employees.

At November 29, 2008, we had ongoing letters of credit related to construction contracts and certain industrial development bonds. The letters of credit by expiration period were as follows at November 29, 2008:

(In thousands)	Amount of Commitment Expiration Per Fiscal Period
	2009 Remaining	2010	2011	2012	2013	Thereafter	Total
Standby letters of credit	$1,413	$—	$—	$—	$—	$8,653	$10,066

In addition to the above standby letters of credit, which were predominantly issued for our Industrial Development Bonds, we are required, in the ordinary course of business, to obtain a surety or performance bond that commits payments to our customers for any non-performance on our behalf. At November 29, 2008, $184.1 million of our backlog was bonded by performance bonds with a face value of $438.1 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.

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

•	Overall revenues for the year are expected to increase 6 to 8 percent compared to fiscal 2008.

•	Architectural segment revenues are expected to increase 8 to 10 percent, driven by the architectural glass business and the storefront and entrance business acquisition.

•	LSO segment revenues are expected to be down 8 to 10 percent.

•	Annual gross margins are expected to be approximately 21 percent; increased pricing and project margins are expected to offset increases in wages, health care, energy costs, materials and freight.

•	SG&A expenses as a percent of annual sales are projected to be slightly more than 13 percent.

•	Expected annual operating margins by segment are: Architectural, 6.6 to 7.2 percent; and LSO, approximately 22 percent.

•	Equity in affiliates is expected to have pre-tax earnings of approximately $1.9 million, including the sale of Apogee’s interest in the PPG Auto Glass joint venture.

•	Full-year capital expenditures are projected to be approximately $60 million, including capacity expansions and productivity improvements in each of the Architectural and LSO segments.

•	Depreciation and amortization are estimated at approximately $30 million for the year.

•	Debt is expected to be less than $20 million at fiscal year-end.

•	The effective tax rate for the full year is anticipated to be approximately 34 percent.

•	Earnings per share from continuing operations are expected to range from $1.65 to $1.82 for the full year.

Related Party Transactions

As noted above, during the third quarter of fiscal 2009 and in connection with PPG’s sale of its automotive replacement glass businesses, we executed our right to sell our minority interest in the PPG Auto Glass joint venture. As a result, PPG and PPG Auto Glass are no longer deemed to be related parties.

Critical Accounting Policies

No material changes have occurred in the disclosure with respect to our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

We had approximately $18.8 million available-for-sale municipal bonds as of November 29, 2008. The primary market risks associated with these investments are interest rate and liquidity risk. A rise in interest rates could negatively affect the fair value of our investments. Because the available-for-sale securities are municipal bonds from domestic issuers, we believe that our current liquidity risks are low.

No material changes have occurred to the remaining disclosures of quantitative and qualitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008.

Item 4:	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 29, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

The following discussion regarding volatility in the global economy is an additional risk factor added during fiscal 2009. There were no other material changes to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008.

Volatility in the global economy could adversely affect results. Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Currently, these conditions have not had a significant impact on our financial condition or results of operations. However, there can be no assurance that there will not be further change, which could lead to challenges in our business and negatively impact our financial results. The current tightening of credit in financial markets could adversely affect our ability as well as the ability of our customers and suppliers to obtain financing. In addition, lack of financing for commercial construction projects could further result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2009:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
August 31, 2008 through Sept. 27, 2008	3,048	$21.10	—	920,877
Sept. 28, 2008 through Oct. 25, 2008	500,089	10.63	500,000	1,420,877
Oct. 26, 2008 through Nov. 29, 2008	175,000	8.19	175,000	1,245,877

Total	678,137	9.78	675,000	1,245,877

(a)	The purchases in this column include shares repurchased as part of our publicly announced program and in addition include 3,137 shares that were surrendered to us by plan participants in order to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock. The Company announced the authorization of the repurchase program on April 10, 2003. In January 2008, the Board of Directors increased the authorization by 750,000 shares. The Company announced the increase in the authorization on January 24, 2008. In October 2008, the Board of Directors increased the authorization by 1,000,000 shares. The Company announced the increase in the authorization on October 8, 2008. The Company’s repurchase program does not have an expiration date.

Item 6.	Exhibits

10.1	Third Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement). Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed October 15, 2008.

10.2	First Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed October 15, 2008.

10.3	First Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K, filed October 15, 2008.

10.4	Amendment No. 2, dated as of December 18, 2008, to Credit Agreement, dated as of May 4, 2005, among the Company and banks party to the agreement, including related contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 23, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 8, 2009	By:	/s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: January 8, 2009	By:	/s/ James S. Porter
James S. Porter
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended November 29, 2008

10.1	Third Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement). Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed October 15, 2008.

10.2	First Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed October 15, 2008.

10.3	First Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K, filed October 15, 2008.

10.4	Amendment No. 2, dated as of December 18, 2008, to Credit Agreement, dated as of May 4, 2005, among the Company and banks party to the agreement, including related contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 23, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.