Form 10-K
period 2009-02-28
APOGEE ENTERPRISES INC
filed 2009-04-29
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended February 28, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File Number 0-6365
APOGEE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0919654
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
7900 Xerxes Avenue South - Suite 1800, Minneapolis, Minnesota 55431
(Address of principal executive offices, including zip code)
(952) 835-1874
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.33 1/3 Par Value	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 30 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $570,254,000 (based on the closing price of $20.00 per share as reported on the NASDAQ Global Select Market as of that date).
As of April 1, 2009, there were 27,781,488 shares of the registrant’s Common Stock, $0.33 1/3 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

APOGEE ENTERPRISES, INC.
Annual Report on Form 10-K
For the fiscal year ended February 28, 2009

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
The Company is comprised of two reporting segments to match the markets they serve:
•	The Architectural Products and Services segment designs, engineers, fabricates, installs, maintains and renovates the walls of glass and windows comprising the outside skin and entrances of commercial and institutional buildings. For fiscal 2009, our Architectural Products and Services segment accounted for 92 percent of our net sales.

•	The Large-Scale Optical Technologies segment manufactures value-added glass and acrylic products primarily for the custom picture framing market and commercial optics. For fiscal 2009, our Large-Scale Optical Technologies segment accounted for eight percent of our net sales.
Financial information about the Company’s segments can be found in Note 17 to the Consolidated Financial Statements of the Company contained elsewhere in this report.
On December 21, 2007, the Company acquired 100 percent of the stock of Tubelite, Inc., the results of operations for which were included in our Architectural Products and Services segment from the closing date. For further information, see “Acquisition of Tubelite” below.
Products
Apogee provides distinctive value-added glass solutions for enclosing commercial buildings and framing art. We operate in two segments as described in the following paragraphs.
Architectural Products and Services (Architectural) Segment. The Architectural segment primarily fabricates, installs, maintains and renovates the outside skin of commercial buildings. Through complex processes, we add ultra-thin coatings to plain architectural glass to create colors and energy efficiency, especially important with the industry trend of “green” buildings. We also laminate layers of glass and vinyl to create glass that helps protect against hurricanes and bomb blasts. Glass can also be tempered to provide additional strength. We have the ability to design, build and install windows, curtainwall, storefront and entrances using our coated glass and metal products or those supplied by others. We also provide finishing services for the metal and plastic components used to frame architectural glass and other products.
Our product choices allow architects to create distinctive looks for office towers, hotels, education facilities, health care facilities and government buildings, as well as condominiums, and our services allow our customers to meet the timing and cost requirements of their jobs.

The following table describes the products and services provided by the Architectural segment.

Products and	Product
Services	Attributes	Description
Architectural Glass Fabrication	High-Performance Glass	We offer a wide selection of glass colors, silk-screening and energy efficiency properties. High-performance glass is typically fabricated into custom insulating units and/or laminated products.

Aluminum Framing Systems	Standard, Custom and Engineered-to-Order	Varying degrees of customization of our window, storefront, entrance and curtainwall systems are available depending on the customer’s project requirements. We offer a comprehensive list of design, engineering, procurement and fabrication alternatives. Our window systems can be operable or non-operable. Our curtainwall systems may be unitized (shop fabricated) or field fabricated. Depending on the requirements, we apply a wide selection of colored paint to aluminum window frames, curtainwall systems and other components. We also use anodizing to create a strong, weather-resistant film of aluminum oxide, often colored, at the surface of the aluminum. In some cases, we also apply UV protection and durable paint to polyvinyl chloride parts, such as interior shutters.

Glass Installation	New Construction, Renovation and Service	We install curtainwall, window, storefront and entrance systems for non-monumental, new commercial and institutional buildings, and for renovation projects. In-house engineering capabilities allow us to meet the architect’s design requirement; duplicate the original design to maintain the historical appearance of a building; or create a completely new appearance for renovated buildings. We also offer 24-hour complete repair and replacement of damaged glass, including commercial glass replacements, repair of doors, custom mirror and security glass. .
All of the businesses within the Architectural segment manufacture their products by fabricating glass and/or metals in a job-shop environment. Products are shipped to the job site or other location where further assembly or installation may be required.
Large-Scale Optical Technologies (LSO) Segment. The LSO segment primarily provides coated glass and acrylic for use in custom picture framing applications. The variables in the glass used for picture framing products are the size, thickness and coating to give the glass ultra-violet (UV) protection and/or anti-reflective properties.

Products and	Product
Services	Attributes	Description
Value-Added Picture Framing Glass and Acrylic	UV, Anti-Reflective and/ or Security Features	Our coatings reduce the reflectivity of picture framing glass and protect pictures and art from the sun’s damaging UV rays. Anti-reflective coatings on acrylic reduce glare and static charge on the surface.

Commercial Optics	Reflective and Transmission Security	Our coatings also reduce the reflectivity and transmissivity of products used in commercial optics markets. Applications in these markets include privacy filters and may include markets such as marine and aircraft gauges and medical devices.
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
Building type — The construction industry dynamics are typically represented by residential construction and non-residential construction, which includes commercial, industrial and institutional construction. Apogee is well positioned as a leading supplier of architectural glass products and services to the non-residential construction industry. Our architectural glass products and services are used in commercial and institutional buildings for office towers, hotels, education facilities, health care facilities and government buildings, as well as high-end condominiums.
Geographic location — We supply architectural glass fabrication products primarily to the U.S. market, with some international distribution of our high-performance architectural glass. We estimate the U.S. market for architectural glass fabrication in commercial buildings is approximately $2.0 billion in annual sales. Our aluminum framing systems, including standard windows, storefront and entrances, are marketed in the United States, where we estimate the market size is approximately $3.0 billion in annual sales. We estimate the U.S. market for installation services is approximately $12.0 billion in annual sales. Within the installation services market, Apogee is one of only a few companies to have a national presence, with offices in 11 locations serving multiple U.S. markets. These areas represent approximately 20 percent of the total installation market. Installation of building glass in new commercial and institutional construction projects is the primary focus of our business; we also offer glass services and retrofitting or renovating the outside skin of older commercial and institutional buildings.
Project size — The projects on which our Architectural segment businesses bid and work vary in size. Our aluminum framing systems and glass installation products and services, in particular, are targeted toward smaller and mid-size projects, while our high-performance architectural glass fabrication products are often supplied to monumental, high-profile projects. We estimate that we are awarded over a 70 percent share of the high-profile architectural glass projects that we target.
Level of customization — Most projects have some degree of customization, as the end product or service is based on customer specifications; the only constant is the substrates of the products and the processes we utilize to fabricate, manufacture or install the products. However, within our aluminum framing systems businesses, we produce glass windows and storefront and entrance products in standard and modified standard configurations.
Customers and marketing — Our customers and those that influence the projects include architects, building owners, general contractors and glazing subcontractors in the non-residential, commercial construction market. Our high-performance architectural glass is marketed using a direct sales force and independent representatives. We market our standard window, curtainwall, storefront and entrance systems using a combination of direct sales, distribution and independent representatives. Our installation, renovation and repair services are marketed by a direct sales force primarily in the major metropolitan areas we serve in the United States.
LSO Segment. The Company’s Tru Vue brand is one of the largest domestically manufactured brands for value-added glass for the custom picture framing market. Under this brand, products are distributed primarily in North America through mass merchandisers as well as through independent distributors which supply national and regional chains and local picture framing shops. The Company has also been successful in supplying products directly to museums and public and private galleries. We also have limited distribution in Europe, Australia and New Zealand through independent distributors.
Through the Company’s leadership, the custom picture framing industry continues to convert from clear glass to value-added picture framing glass and acrylic, a trend that is expected to continue and has helped offset market softness over the past several years. We believe today’s market for custom picture framing glass to be approximately 100 million square feet annually, of which approximately 30 million square feet are value-added, our target sector. We believe that our market share in this sector exceeds 75 percent.
We sell our commercial optics products to original equipment manufacturers.
Warranties
We offer product warranties which we believe are competitive for the markets in which those products are sold. The nature and extent of these warranties depend upon the product, the market and, in some cases, the customer being served. We generally offer warranties from two to 10 years for our architectural glass, curtainwall and window system products, while we offer warranties of two years or less on our other products. In the event of a claim against a product for which we have received a warranty from the supplier, we will pass the claim back to our supplier. We carry liability insurance with very high deductibles for product failures and reserve for warranty exposures, as our insurance does not cover warranty claims. There can be no assurance that our insurance will be sufficient to cover all product failure claims in the future; that the costs of this insurance and the related deductibles will not increase materially; or that liability insurance for product failures will be available on terms acceptable to the Company in the future.
Sources and Availability of Raw Materials
Materials used within the Architectural segment include raw glass, aluminum billet and extrusions, vinyl, metal targets, insulated glass spacer frames, silicone, plastic extrusions, desiccant, chemicals, paints, lumber and urethane. All of these materials are readily available from a number of sources, and no supplier delays or shortages are anticipated. While certain glass products may only be available at certain times of the year, all standard glass types and colors are available throughout the year in reasonable quantities from multiple suppliers. Glass manufacturers have applied surcharges to the cost of glass over the past several years to help offset increases in energy and fuel costs. We have also seen recent volatility in the cost of aluminum that is used in our window, storefront, entrance and curtainwall systems. Where applicable, we have passed the changes in cost of materials on to our customers in the form of pricing adjustments and/or surcharges. Chemicals purchased range from commodity to specifically formulated chemistries.
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
Trademarks and Patents
The Company has several trademarks and trade names which it believes have significant value in the marketing of its products, including APOGEE®. Trademark registrations in the United States are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade. Within the Architectural segment, VIRACON®, LINETEC®, FINISHER OF CHOICE®, VIRAGUARD®, WAUSAU WINDOW AND WALL SYSTEMS®, WAUSAU METALS®, ADVANTAGE WAUSAU®, GUARDVUE®, STORMGUARD®, TUBELITE®, MAXBLOCK®, GO WITH THE GREEN®, HARMON GLASS®, THE LEADER IN GLASS FABRICATION® and VIRACONSULTING® are registered trademarks of the Company. HARMON™, ADVANTAGE™, VIRACON VUE-50™, VOE-50™, 300ES™, FORCE-FRONT™, and THERMAL-BLOCK™ are unregistered trademarks of the Company.
Within the LSO segment, TRUVUE®, TRUGUARD®, CONSERVATION CLEAR®, CONSERVATION SERIES®, CONSERVATION REFLECTION CONTROL®, CONSERVATION ULTRACLEAR®, GALLERY COLLECTION®, SCRATCH GUARD®, SUNSCREEN FOR YOUR ART®, MUSEUM GLASS®, MUSEUM SECURITY®, MUSEUM SERIES®, IMAGE PERFECT®, OPTIUM®, REFLECTION CONTROL®, AR REFLECTION — FREE®, TRU VUE AR®, OPTIUM ACRYLIC®, OPTIUM MUSEUM ACRYLIC®, PRICING FOR PROFIT®, PREMIUM CLEAN®, VIRATEC® and CONSERVATION MASTERPIECE® are registered trademarks. REFLECTION FREE ACRYLIC™, MUSEUM ACRYLIC™, PRESERVATION CLEAR™, THE TRUGUARD STANDARD™, PRESERVATION MASTERPIECE™, PRESERVATION REFLECTION CONTROL™, TRU-VUE REFLECTION — FREE™, ULTRACLEAR™ and MUSEUM SECURITY GLASS™ are unregistered trademarks of the Company.
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
Within the LSO segment, picture framing glass sales tend to increase in the September to December timeframe. However, the timing of customer promotional activities may offset some of this seasonal impact.
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
Backlog
At February 28, 2009, the Company’s total backlog of orders considered to be firm was $317.4 million, compared with $512.6 million at March 1, 2008. Of these amounts, approximately $316.2 million and $510.9 million of the orders were in the Architectural segment at February 28, 2009 and March 1, 2008, respectively. We expect to produce and ship $237.7 million, or 75 percent, of the Company’s February 28, 2009 backlog in fiscal 2010 compared to $369.8 million, or 72 percent of the March 1, 2008 backlog that was expected to be produced and shipped in fiscal 2009.
The Company views backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in its business. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of the Company’s sales, the Company does not believe that backlog should be used as the sole indicator of future earnings of the Company.
Competitive Conditions
Architectural Segment. The markets served by the businesses within the Architectural segment are very competitive, price and lead-time sensitive, and are affected by changes in the North American commercial construction industry as well as changes in general economic conditions, including: interest rates, credit availability for commercial construction projects, material costs, employment rates, office vacancy rates, building construction starts and office absorption rates. As each of these economic indicators moves favorably, our businesses typically experience sales growth, and vice-versa. The recent trends in the U.S. and world economies have had a significant adverse impact on the commercial construction industry as a whole. As a result, the competitive environment in which the Architectural segment operates has become more competitive, increasing the number of re-bid construction projects and amount of time between bidding and award of a project, reducing selling prices and causing competitors to expand the geographic scope and type of projects on which they bid. The companies within the Architectural segment primarily serve the custom portion of the commercial construction market, which is generally highly fragmented and where the primary competitive factors are price, product quality, reliable service, on-time delivery, warranty and the ability to provide technical engineering and design services. We believe we are in the early stages of an increasing trend in commercial construction, building with energy efficient or “green” building products. This has the potential to increase demand for some of our segment’s products and services due to the premium energy-efficiency properties and custom aesthetics. The potential for increased renovation of the exteriors of commercial and institutional buildings for improved energy efficiency may also offset some of these competitive pressures.
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
We believe that our competition does not provide the same level of custom-coatings to the market, but regional glass fabricators can provide somewhat similar products with similar attributes. They incorporate high performance, post-temperable glass products, procured from primary glass suppliers, into their insulated glass products. The availability of these products has enabled the regional fabricators in some cases to bid on more complex projects than in the past. Since we typically target the more complex projects, of which there are fewer in the market, we have recently encountered significant competition from these suppliers. Conversely, as the commercial construction cycle slows and demand for high-end products is lower, our fabrication business increasingly competes for business at the lower end of the high-performance spectrum where these regional fabricators vigorously compete.
The commercial window manufacturing market is highly fragmented, and we compete against several major aluminum window and storefront manufacturers in various market niches. With window products at the high-end of the performance scale and one of the industry’s best standard window warranties for repair or replacement of defective product, we effectively leverage a reputation for engineering quality and delivery dependability into a position as a preferred provider for high-performance products. Our standard window business and storefront and entrance business typically compete on quality and service levels, price, lead-time and delivery services. Within the architectural finishing market, we compete against regional paint and anodizing companies, typically on delivery and price. With the slowdown in the commercial markets, there is a higher level of competition for these products.

When providing glass installation and services, we largely compete against local and regional construction companies and installation contractors where the primary competitive factors are quality engineering, service and price.
LSO Segment. Product attributes, pricing, quality, marketing, and marketing services and support are the primary competitive factors in the markets within the LSO segment. The Company’s competitive strengths include our excellent relationships with our customers and the product performance afforded by our proprietary and/or patented processes. While there is significant price sensitivity in regard to sales of clear glass to picture framers, there is less price sensitivity on our value-added glass products since there is less competition for these products.
This segment has few competitors in North America for value-added picture framing glass products, but we compete against many suppliers of clear glass. Our customers’ selection of value-added products is driven by product attributes, price, quality, service and capacity.
Research and Development
The amount spent on research and development activities over the past three fiscal years was $9.3 million, $11.1 million and $11.7 million in fiscal 2009, 2008 and 2007, respectively. Of this amount, $6.3 million, $9.9 million and $10.7 million, respectively, was focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and is included in cost of sales in the accompanying consolidated financial statements.
Environment
We use hazardous materials in our manufacturing operations, and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of wastes. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that we believe enable us to properly manage the regulated materials used in our manufacturing processes and wastes created by the production processes, and we have implemented a program to monitor our compliance with environmental laws and regulations. Although we believe we are currently in material compliance with such laws and regulations, current or future laws and regulations could require us to make substantial expenditures for compliance with chemical exposure, waste treatment or disposal regulations. During fiscal 2009, 2008 and 2007, we spent approximately $0.1 million, $0.2 million and $0.1 million, respectively, at facilities to reduce wastewater solids and further reduce hazardous air emissions. We expect to incur costs to continue to comply with laws and regulations in the future for our ongoing manufacturing operations but do not expect these to be material to our financial statements.
As part of the acquisition of Tubelite, Inc. (Tubelite) on December 21, 2007, the Company acquired a manufacturing facility which has a history of environmental conditions. We believe that Tubelite is a “responsible party” for certain historical environmental conditions, and the Company intends to remediate those conditions. The Company believes the remediation activities can be conducted without significant disruption to manufacturing operations at this facility. As part of the purchase price allocation, the Company recorded $2.5 million in environmental reserves. As of February 28, 2009, the environmental reserve balance was $2.3 million.
Employees
The Company employed 4,422 and 5,438 persons on February 28, 2009 and March 1, 2008, respectively. At February 28, 2009, 784 of these employees were represented by labor unions. The Company is a party to approximately 50 collective bargaining agreements with several different unions. The number of collective bargaining agreements to which the Company is a party varies with the number of cities in which our glass installation and services business has active construction contracts. The Company considers its employee relations to be very good, even in light of volume-related workforce reductions in the later half of fiscal 2009, and has not recently experienced any loss of workdays due to strike. We are highly dependent upon the continued employment of certain technical and management personnel.
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

Sale of Businesses
During fiscal 2007, we announced our intention to discontinue the manufacturing of automotive replacement glass products and to sell the remaining portion of our Auto Glass segment that manufactured and sold original equipment manufacturer and aftermarket replacement windshields for the recreational vehicle and bus markets. We restated the consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. The sale of certain assets related to the business was completed during the third quarter of fiscal 2008, resulting in a pre-tax gain of $5.8 million. The fiscal 2008 gain is included in earnings from discontinued operations in our consolidated results of operations.
Further information regarding other transactions the Company has completed is provided under Discontinued Operations in Item 7 and in Item 8, Note 14 of the Notes to Consolidated Financial Statements.
Foreign Operations and Export Sales
During the years ended February 28, 2009, March 1, 2008 and March 3, 2007, the Company’s export sales, principally from the sale of architectural glass, amounted to approximately $73.2 million, $71.4 million and $57.3 million or 8 percent, 8 percent and 7 percent of net sales, respectively.
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
ITEM 1A. RISK FACTORS
Our business faces many risks. Any of the risks discussed below, or elsewhere in the Form 10-K or our other filings with the Securities and Exchange Commission, could have a material adverse impact on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially impair our business operations.
Operational Risks
Architectural Segment
The Architectural segment designs, engineers, fabricates, installs, maintains and renovates the walls of glass, windows, storefront and entrances comprising the outside skin of commercial and institutional buildings. This segment has tended to lag the North American commercial construction industry cycle by approximately nine months. There can be no assurance the trends experienced by the segment will continue.
The Architectural segment’s markets are very competitive and actions of competitors or new market entrants could result in a loss of customers that would negatively impact revenues and earnings. The markets that the Architectural segment serves are product-attribute, price and lead-time sensitive. The segment competes with several large, integrated glass manufacturers, numerous specialty, architectural glass and window fabricators, and major contractors and subcontractors. Some of our competitors may have greater financial or other resources than the Company. Changes in our competitor’s products, prices or services could negatively impact our market share, revenues and margins.
Global economic conditions and the cyclical nature of the North American commercial construction industry could have an adverse impact on the profitability of this segment. There has traditionally been a lag between the general domestic economy and the commercial construction industry, and an additional approximate nine-month lag as it relates to our products and services. Our Architectural segment businesses are primarily impacted by changes in the North American commercial construction industry, including unforeseen delays in project timing and work flow. These and other economic conditions could impact the overall commercial construction industry and may adversely impact the markets we serve or the timing of the lag, resulting in lower revenues and earnings.

The Architectural segment results could be adversely impacted by product quality and performance reliability problems. We manufacture and/or install a significant portion of our products based on specific requirements of each of our customers. We believe that future orders of our products or services will depend on our ability to maintain the performance, reliability and quality standards required by our customers. If our products or services have performance, reliability or quality problems, we may experience delays in the collection of accounts receivable, higher manufacturing or installation costs, additional warranty and service expense, and reduced, cancelled or discontinued orders. Additionally, performance, reliability or quality claims from our customers, with or without merit, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages that could negatively impact our financial results.
The Architectural results could be adversely impacted by capacity utilization and changes in technology impacting capacity utilization. The Architectural segment’s near-term performance depends, to a significant degree, on its ability to fully utilize capacity at its production facilities. The failure to successfully utilize and manage capacity in the future, especially in the down cycle, could adversely affect our operating results. Additionally, advances in product or process technologies on the part of existing or prospective competitors could have a significant impact on our ability to utilize our capacity and, therefore, have an adverse impact on our operating results.
The Architectural results could be adversely impacted by installation issues. The Company’s installation and renovation business typically is awarded as a fixed-price contract. Often, bids are required before all aspects of a construction project are known. An underestimate in the amount of labor required and/or cost of materials for a project, a change in the timing of the delivery of product, difficulties or errors in execution, or significant delays could result in failure to achieve the expected results. Any such issues could result in losses on individual contracts that could impact our operating results.
Large-Scale Optical Technologies (LSO)
The LSO segment develops and produces applications that enhance the visual performance of products for picture framing and commercial optics. In the past, the revenue and profitability of this segment have been inconsistent from year to year. Over the last several years, the segment has transitioned away from consumer electronics and pre-framed art, and focused its efforts on value-added picture framing glass and acrylic products. There can be no assurance that the revenue and profitability patterns experienced by the segment will not change in the near future or that the current trend to value-added products will continue.
The LSO segment is highly dependent on a relatively small number of customers for its sales. We continue to expect to derive a significant portion of our net sales from a small number of customers. Accordingly, loss of a significant customer or a significant shift to a less favorable mix of value-added picture framing glass products for one of those customers could materially reduce LSO revenues and operating results in any one year.
The LSO segment is highly dependent on U.S. consumer confidence and the U.S. economy. Our business in this segment depends on the strength of the retail picture framing market. This market is highly dependent on consumer confidence and the conditions of the U.S. economy. We have been able to partially offset the impact of economic slowdowns in the recent past with new products and an increase in the mix of higher value-added picture framing products. If consumer confidence further declines, whether as a result of an economic slowdown, uncertainty regarding the future or other factors, our use of these strategies may not be as successful in the future, resulting in a potentially significant decrease in revenues and operating income.
The LSO segment results could be adversely impacted by capacity utilization. The LSO segment’s near-term performance depends, to a significant degree, on its ability to utilize its production capacity, especially since we have increased the capacity for our highest value-added picture framing glass and acrylic products. The failure to successfully integrate and manage this additional capacity could adversely impact operating results.
Other Operational Risks
The Company’s results may be adversely impacted by implementation of an Enterprise Resource Planning (ERP) system. During fiscal 2008 and throughout fiscal 2009, the Company began implementing a company-wide ERP system to upgrade its information system technologies. The continuing multi-year initiative will enhance internal processes, improve access to information and improve the control environment. The complexities of an ERP implementation and large-scale process changes that will be required could result in costs that exceed the project budget, business interruptions and reduced financial performance, adversely impacting operating results.

Financial Risks
Volatility in the global economy could adversely affect results of operations and our financial condition. Global financial markets have been experiencing extreme disruption over the past year, including, among other things, volatility in securities prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These conditions have had an adverse impact on our recent results of operations. Further volatility could lead to challenges in our business and negatively impact our financial condition or results of operations. The tightening of credit in financial markets could adversely affect our ability, as well as the ability of our customers and suppliers, to obtain financing. In addition, lack of financing for commercial construction projects could further result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition.
Our quarterly and annual revenue and operating results are volatile and difficult to predict. Our revenue and operating results may fall below the expectations of securities analysts, company-provided guidance or investors in future periods. Our annual revenue and operating results may vary depending on a number of factors, including, but not limited to: fluctuating customer demand, delay or timing of shipments, construction delays or cancellation due to lack of financing for construction projects, changes in product and project mix or market acceptance of new products; manufacturing or operational difficulties that may arise due to quality control, capacity utilization of our production equipment or staffing requirements; competition, including new entrants into our markets, the introduction of new products by competitors, adoption of competitive technologies by our customers, competitive pressures on prices of our products and services; raw material pricing and the potential for disruption of supply; and changes in legislation that could have an adverse impact on our labor or other costs. Our failure to meet revenue and operating result expectations would likely adversely affect the market price of our common stock.
Self-Insurance and Product Liability Risk
We retain a high level of uninsured risk; a material claim could impact our financial results. We obtain substantial amounts of commercial insurance for potential losses for general liability, employment practices, workers’ compensation and automobile liability risk. However, a high amount of risk is retained on a self-insured basis through a wholly-owned insurance subsidiary. Therefore, a material product liability event, such as a material rework event, could have a material adverse effect on our operating results.
Environmental Regulation Risks
We are subject to potential environmental, remediation and compliance risks that could adversely affect our financial results. We use hazardous chemicals in producing products at three facilities (two in our Architectural segment and one in our LSO segment). One facility in our Architectural segment has certain historical environmental conditions which we believe require remediation. We are subject to a variety of local, state and federal governmental regulations relating to storage, discharge, handling, emission, generation and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. Our failure to comply with current or future environmental regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes or increased costs. Additionally, our inability to remediate the historical environmental conditions at the Architectural segment facility at or below the amounts estimated as part of the purchase price allocation could have a material adverse impact on future financial results.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
The following table lists, by segment, the Company’s major facilities as of February 28, 2009, the general use of the facility and whether it is owned or leased by the Company.

		Owned/
Facility	Location	Leased	Size (sq. ft.)	Function

Architectural Segment
Viracon	Owatonna, MN	Owned	790,460	Mfg/Admin
Viracon	Statesboro, GA	Owned	397,200	Mfg/Warehouse
Viracon	Statesboro, GA	Leased	75,000	Warehouse
Viracon	Owatonna, MN	Owned	136,000	Mfg/Admin
Viracon	Owatonna, MN	Leased	156,000	Warehouse
Viracon	Owatonna, MN	Leased	132,800	Warehouse/Admin
Viracon	Owatonna, MN	Leased	6,400	Maintenance
Viracon	St. George, UT	Owned	234,400	Mfg/Warehouse
Harmon, Inc. Headquarters	Minneapolis, MN	Leased	11,400	Admin
Wausau Window and Wall Systems	Wausau, WI	Owned	133,356	Mfg/Admin*
Wausau Window and Wall Systems	Wausau, WI	Owned	388,986	Mfg/Admin
Wausau Window and Wall Systems	Stratford, WI	Owned	67,004	Mfg
Linetec	Wausau, WI	Owned	468,000	Mfg/Admin
Tubelite	Reed City, MI	Owned	244,632	Mfg
Tubelite	Walker, MI	Leased	80,514	Mfg/Admin

LSO Segment
Tru Vue	McCook, IL	Owned	300,000	Mfg/Admin
Tru Vue	Faribault, MN	Owned	274,600	Mfg/Admin
Tru Vue	Lakeland, FL	Leased	15,600	Mfg/Admin
Tru Vue	Tempe, AZ	Leased	1,200	Admin

Other
Apogee Corporate Office	Minneapolis, MN	Leased	15,000	Admin

*	This facility is currently for sale.
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
ITEM 3. LEGAL PROCEEDINGS
The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practices, workers’ compensation, general liability and automobile claims. Additionally, as noted in Note 14 of the Notes to Consolidated Financial Statements, the Company’s international curtainwall discontinued operations continue to be party to various legal proceedings. Although it is difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter ended February 28, 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions with Apogee Enterprises and Five-Year Employment History

Russell Huffer	59	Chairman of the Board of Directors of the Company since June 1999 and Chief Executive Officer and President of the Company since January 1998. Various management positions within the Company since 1986.

James S. Porter	48	Chief Financial Officer since October 2005. Vice President of Strategy and Planning from 2002 through 2005. Various management positions within the Company since 1997.

Patricia A. Beithon	55	General Counsel and Secretary since September 1999.

Gary R. Johnson	47	Vice President-Treasurer since January 2001. Various management positions within the Company since 1995.

Gregory A. Silvestri	49	Executive Vice President since March 2008 and Viracon President since December 2008. Senior Vice President of Operations, Viracon from August 2007 to March 2008. Various management positions with Plug Power, Inc., a fuel cell company, from 1999 to 2007, serving as President from 2006 to 2007.
Executive officers are elected annually by the Board of Directors and serve for a one-year period. There are no family relationships between any of the executive officers or directors of the Company.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Apogee common stock is traded on the NASDAQ Global Select Market (Nasdaq) under the ticker symbol APOG. During the fiscal year ended February 28, 2009, the average trading volume of Apogee common stock was 8,400,000 shares per month, according to Nasdaq.
As of April 1, 2009, there were approximately 1,739 shareholders of record and 9,500 shareholders for whom securities firms acted as nominees.
The following chart shows the quarterly range and year-end closing bids for one share of the Company’s common stock over the past five fiscal years.

	Quarter
	First			Second			Third			Fourth			Year-end
	Low		High	Low		High	Low		High	Low		High	Close
2009	$14.08	—	$24.22	$15.07	—	$25.99	$5.32	—	$21.46	$6.08	—	$12.77	$9.47
2008	18.41	—	25.75	24.23	—	30.30	20.04	—	28.96	14.30	—	23.25	15.39
2007	14.15	—	18.04	12.97	—	15.85	14.25	—	18.20	15.81	—	23.34	19.39
2006	12.15	—	15.23	13.03	—	17.59	14.50	—	17.43	15.12	—	18.64	17.30
2005	9.52	—	13.35	9.63	—	11.86	11.02	—	15.69	12.28	—	14.92	14.20

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

	First	Second	Third	Fourth	Total

2009	$0.074	$0.074	$0.082	$0.082	$0.311
2008	0.068	0.068	0.074	0.074	0.283
2007	0.065	0.065	0.068	0.068	0.265
2006	0.063	0.063	0.065	0.065	0.255
2005	0.060	0.060	0.063	0.063	0.245
Purchases of Equity Securities by the Company
The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2009:

				Maximum
			Total Number of	Number of
			Shares	Shares that may
			Purchased as	yet be
	Total Number of		Part of Publicly	Purchased
	Shares	Average Price	Announced Plans	under the Plans
Period	Purchased (a)	Paid per Share	or Programs (b)	or Programs (b)
Nov. 30, 2008 through Dec. 27, 2008	—	$—	—	1,245,877
Dec 28, 2008 through Jan. 24, 2009	—	—	—	1,245,877
Jan. 25, 2009 through Feb. 28, 2009	79,021	9.72	—	1,245,877
Total	79,021	$9.72	—	1,245,877

(a)	The shares in this column represent shares that were surrendered to us by plan participants in order to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.

(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock, which was announced on April 10, 2003. In January 2008, the Board of Directors increased the authorization by 750,000 shares, which was announced on January 24, 2008. In October 2008, the Board of Directors increased the authorization by 1,000,000 shares, which was announced on October 8, 2008. The Company’s repurchase program does not have an expiration date.

Comparative Stock Performance
The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the Standard & Poor’s Small Cap 600 Index and the Russell 2000 Index. This graph assumes a $100 investment in each of Apogee, the Standard & Poor’s Small Cap 600 Index and the Russell 2000 Index at the close of trading on February 28, 2004, and also assumes the reinvestment of all dividends.

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009

Apogee	$100.00	$116.05	$143.77	$186.75	$131.67	$83.07
S&P S&P Small Cap 600 Index	100.00	115.07	131.90	145.79	126.24	71.50
Russell 2000 Index	100.00	108.88	125.79	140.67	117.18	66.44
For the fiscal year ended February 28, 2009, our primary business activities included architectural glass products and services (approximately 92 percent of net sales) and large-scale optical technologies (approximately eight percent of net sales). We are not aware of any competitors, public or private, that are similar to us in size and scope of business activities. Most of our direct competitors are either privately owned or divisions of larger, publicly owned companies.

ITEM 6. SELECTED FINANCIAL DATA
The following information should be read in conjunction with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 — Financial Statements and Supplementary Data. The financial results for fiscal 2004 through 2006 have been restated to reflect the business unit that comprised our Auto Glass segment as a discontinued operation.

(In thousands, except per share data and percentages)	2009	2008 (a)	2007	2006	2005	2004

Results from Operations Data
Net sales	$925,502	$881,809	$778,847	$665,457	$595,240	$490,750
Gross profit	200,748	185,150	148,414	128,422	111,411	82,994
Operating income (loss)	77,655	66,459	47,725	30,894	24,020	(1,111)
Earnings (loss) from continuing operations	51,195	43,170	31,652	24,237	15,214	(949)
Net earnings (loss)	51,035	48,551	31,653	23,768	16,645	(5,593)
Earnings (loss) per share — basic
Continuing operations	1.85	1.52	1.14	0.88	0.56	(0.04)
Net earnings (loss)	1.84	1.71	1.14	0.87	0.61	(0.21)
Earnings (loss) per share — diluted
Continuing operations	1.82	1.49	1.12	0.87	0.55	(0.03)
Net earnings (loss)	1.81	1.67	1.12	0.85	0.60	(0.20)

Balance Sheet Data
Current assets	$228,688	$259,229	$222,484	$203,134	$187,106	$157,854
Total assets	527,684	563,508	449,161	403,958	368,465	336,517
Current liabilities	157,292	177,315	145,859	127,809	119,492	90,638
Long—term debt	8,400	58,200	35,400	45,200	35,150	39,650
Shareholders’ equity	316,624	284,582	235,668	199,053	178,080	167,456

Cash Flow Data
Depreciation and amortization	$29,307	$22,776	$18,536	$17,449	$16,703	$18,423
Capital expenditures	55,184	55,208	39,893	29,361	19,531	10,933
Dividends*	8,800	8,192	9,312	6,989	6,695	6,450

Other Data
Gross margin — % of sales	21.7	21.0	19.1	19.3	18.7	16.9
Operating margin — % of sales	8.4	7.5	6.1	4.6	4.0	(0.2)
Effective tax rate — %	35.0	30.7	35.1	24.2	30.2	NM
Non—cash working capital	$44,336	$69,650	$70,438	$70,650	$61,647	$59,393
Long—term debt as a % of total capital	2.6	17.0	13.1	18.5	16.5	19.1
Return on:
Average shareholders’ equity — %	17.0	18.7	14.6	12.6	9.6	(3.2)
Average invested capital**— %	12.6	11.4	10.0	7.6	5.6	(1.0)
Dividend yield at year—end — %	3.3	1.8	1.4	1.5	1.7	1.9
Book value per share	11.40	9.90	8.25	7.15	6.52	6.12
Price/earnings ratio at year—end	5:1	9:1	17:1	20:1	24:1	NM
Average monthly trading volume	8,400	7,740	3,500	2,536	2,230	2,405

*	See Item 5 for dividend per share data.

**	[(Operating income + equity in earnings of affiliated companies) x (.65)]/average invested capital

NM=Not meaningful

(a)	See Note 6 to the Consolidated Financial Statements for additional information related to the acquisition of Tubelite in December 2007.

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
Overview
We are a leader in certain technologies involving the design and development of value-added glass products, services and systems. The Company is comprised of two segments: Architectural Products and Services (Architectural) and Large-Scale Optical (LSO). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass, windows, storefront and entrances comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, Inc., a fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems, a manufacturer of custom aluminum window systems and curtainwall; Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters; and Tubelite, Inc. (Tubelite), a fabricator of aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry. Our LSO segment consists of Tru Vue, Inc., a manufacturer of value-added glass and acrylic for the custom picture framing and commercial optics markets.
The following are the key items that impacted fiscal 2009:
•	The Architectural segment’s operating results benefited from solid execution by the installation and window businesses of projects with good margins and mix, and from good pricing in our architectural glass business. These items, along with increased sales resulting from the acquisition of the storefront and entrance business in December 2007, enabled us to improve segment operating earnings by 21 percent.

•	Despite a decrease in revenues, operating income in the LSO segment improved 10 percent due to improved productivity and a strong mix of our best value-added picture framing glass and acrylic products.

•	We completed key strategic capital investments that position us for efficient growth when markets improve, and allow us to reduce capital spending to less than $20 million in fiscal 2010, a level that adequately funds safety and maintenance requirements, as well as expansion of our “green” product offerings.

•	Our backlog decreased 38 percent to $317.4 million at February 28, 2009 compared to $512.6 million at March 1, 2008.
•	The Architectural segment backlog, which represents more than 99 percent of the backlog, decreased 38 percent from the prior year as a result of cancellations and slowing bid-to-award timing, despite strong bidding activity.
•	During the third quarter and in connection with PPG’s sale of its automotive replacement glass businesses, we exercised our right to sell our minority interest in the PPG Auto Glass joint venture, resulting in cash proceeds of $27.1 million and a pretax gain on sale of approximately $2.0 million. These proceeds were used to pay down outstanding borrowings on our revolving credit facility.

•	We generated strong cash flow from operations, while paying off all of our bank debt. As of February 28, 2009 the only long-term debt remaining was $8.4 million in low-interest industrial revenue bonds, which we intend to retain.

Strategy. The following describes our business strategy for each of our segments.
Architectural segment. Our Architectural segment serves the commercial construction market which is highly cyclical. We have five companies within this segment that participate at various stages of the glass fabrication, window and wall supply chain — each with nationally recognized brands and leading positions in their target market segments. These window and wall systems enclose commercial buildings such as offices, hospitals, educational facilities, government facilities, high-end condominiums and retail centers. We believe building contractors value our ability to deliver quality, customized window and curtainwall solutions to projects on time and on budget, helping to minimize costly job-site labor overruns. Their customers — building owners and developers — value the distinctive look, energy efficient and hurricane and blast protection features of our glass systems. These benefits can contribute to higher lease rates, lower operating costs due to the energy efficiency of our value-added glass, a more comfortable environment for building occupants, and protection for buildings and occupants from hurricanes and blasts.
We look at several market indicators such as office space vacancy rates, architectural billing statistics and other economic indicators to gain insight into the commercial construction market. One of our primary indicators is the U.S. non-residential construction market activity as documented by McGraw-Hill Construction/F.W. Dodge (McGraw-Hill), a leading independent provider of construction industry analysis, forecasts and trends. We adjust this information (which is based on construction starts) to align with our fiscal year and the lag that is required to account for when our products and services typically are initiated in a construction project — approximately nine months after project start. From the spring calendar 2009 McGraw-Hill report, the U.S. non-residential construction market had an annual compounded growth rate of 13 percent over our past three fiscal years. Our segment’s compounded annual growth rate over that same period was 14 percent.
Our overall strategy in this segment is to defend and grow over a cycle by extending our presence while remaining focused on distinctive solutions for enclosing commercial buildings by leveraging our leading brands, energy-efficient products and high quality and service. Each of our existing businesses has the ability to grow through geographic or product line expansion, and there are also adjacent market segments we regularly penetrate. In addition, we aspire to lead our markets in the development of practical energy-efficient products for “green” buildings and the ability to deliver them in a sustainable manner.
Over the last several years we have added capacity to serve the U.S. market for architectural window and wall systems. These investments included construction of a third location and expansion of two existing locations for our architectural glass fabrication business. We also constructed a new window and wall manufacturing facility to Leadership in Energy and Environmental Design (LEED) Silver standards to replace antiquated facilities. In addition, we acquired Tubelite, a storefront and entrance fabricator, in the fourth quarter of fiscal 2008, entering a significant segment of the commercial building enclosure market in which we had not previously had a presence. Our architectural businesses have introduced products and services designed to meet the growing demand for green building materials. These products have included new energy efficient glass coatings, thermally-enhanced aluminum framing systems, and systems with high amounts of recycled content.
While the U.S. commercial construction market will continue to contract, we continue to pursue the same basic strategy with some adjustment for market conditions. We have been and continue to take measures to keep our cost structure in line with revenue including continuing to focus on productivity. We are more aggressively pursuing international markets and the broader domestic markets for our architectural glass products. We are bidding installation work in new metropolitan markets to offset declines in core markets. We are focusing on renovation and new projects in the institutional sector, which should be more stable than private sector construction. We are tightening our capital spending criteria, although we continue to have cash available for strategic investments. We expect to emerge from the current recession poised to win market share from competitors who were not as well positioned to weather the current down cycle.
LSO segment. Our basic strategy in this segment is to convert the custom picture framing market from clear uncoated glass to value-added glass that protects art from UV damage while minimizing reflection from the glass so that viewers see the art rather than the glass. We estimate that approximately 30 percent of the retail picture framing market has converted to value-added glass while the ultimate potential is significantly higher. We offer a variety of products with varying levels of reflection control and promote the benefits to consumers with point-of-purchase displays and other promotional materials. We also work to educate the fragmented custom picture framing market on the opportunity to improve the profitability of their framing business by offering value-added glass.
In fiscal 2009, we extended this strategy to the fine art market, which includes museums and private collections. We also made capital investments to support the conversion to value-added picture framing products as well as to grow the fine art market. As part of that extension, we developed value-added acrylic products in addition to glass. Acrylic is a preferred material in the fine art markets because the art can be much larger and weight is an important consideration.

Results of Operations
Net Sales

(Dollars in thousands)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Net sales	$925,502	$881,809	$778,847	5.0%	13.2%

Fiscal 2009 Compared to Fiscal 2008
The 5.0 percent increase in sales was primarily due to the full-year impact of the acquisition of the storefront and entrance business late in fiscal 2008 and from volume increases resulting from the fiscal 2008 capacity expansions in our architectural glass business. This business also benefited from price increases as a result of the improved commercial construction market experienced through most of the year. These were offset by the impacts of cancellations and delays that occurred late in the third quarter and through the fourth quarter, mostly impacting volume in our architectural glass and window and wall business, and lower LSO segment sales from reduced picture framing demand.
Fiscal 2008 Compared to Fiscal 2007
The 13.2 percent increase in sales was primarily due to an improved commercial construction market, enabling us to increase volume across all our Architectural segment businesses, but primarily in the architectural glass fabrication business. We were able to increase volume in glass fabrication as a result of increased capacity, including the start-up of the St. George, Utah facility. Sales were also impacted by improved pricing/mix in the architectural glass fabrication and window businesses, and improved job cost flow in our architectural glass installation business. It should be noted that fiscal 2008 contained only 52 weeks compared to 53 weeks in fiscal 2007, which negatively impacted fiscal 2008 net sales by 2 percent.
Performance
The relationship between various components of operations, as a percentage of net sales, is illustrated below for the past three fiscal years.

(Percentage of net sales)	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.3	79.0	80.9

Gross profit	21.7	21.0	19.1
Selling, general and administrative expenses	13.3	13.5	13.0

Operating income	8.4	7.5	6.1
Interest income	0.1	0.1	0.1
Interest expense	0.2	0.3	0.3
Other income, net	—	—	—
Results from equity method investee	0.2	(0.3)	0.4

Earnings from continuing operations before income taxes	8.5	7.0	6.3
Income tax expense	3.0	2.1	2.2

Earnings from continuing operations	5.5	4.9	4.1
Earnings from discontinued operations, net of income taxes	—	0.6	—

Net earnings	5.5%	5.5%	4.1%

Effective income tax rate for continuing operations	35.0%	30.7%	35.1%
Fiscal 2009 Compared to Fiscal 2008
Consolidated gross profit improved by 0.7 percentage points primarily as a result of better execution by the installation and window businesses on projects with good margins, a good overall mix of projects and good pricing at our architectural glass business, slightly offset by operational challenges in the second and third quarters at our architectural glass business. Additionally, our picture framing business saw a strong mix of our best value-added glass and acrylic products and improved productivity.
Selling, general and administrative (SG&A) expenses decreased as a percent of sales to 13.3 percent in fiscal 2009 from 13.5 percent in fiscal 2008, while spending increased by $4.4 million. The decrease as a percent of sales primarily relates to reduced long-term executive compensation expenses, related to lower projected payouts of stock-based incentives as a result of reducing our financial outlook for future years. The remaining decrease as a percent of sales is due to leveraging expenses over a higher level of sales dollars. The increase in spending was due to expenditures to update our computer systems and information technology infrastructure, as well as the impact of amortization of intangibles related to the storefront and entrance business acquisition.

Interest expense decreased $0.7 million from fiscal 2008 to fiscal 2009. This decrease includes a $0.4 million decline due to lower weighted average interest rates on our revolving credit facility and a $0.3 million increase in the amount of interest capitalized for capital expenditure projects.
Equity in affiliated companies reflected our 34 percent interest in an automotive replacement glass distribution business, PPG Auto Glass, LLC (PPG AG). During fiscal 2009 and in connection with PPG’s sale of its automotive replacement glass businesses, we exercised our right to sell our minority interest in the PPG Auto Glass joint venture, resulting in cash proceeds of $27.1 million and a pretax gain on sale of approximately $2.0 million. Excluding the gain on sale, equity in affiliated companies reported a loss of $0.1 million for fiscal 2009 compared to $2.2 million of income in the prior-year period. This was due primarily to soft conditions in the auto glass replacement market during fiscal 2009. During fiscal 2008, we recorded a $4.7 million impairment charge related to the PPG Auto Glass joint venture, as well as a $0.3 million write-off of another equity-method investment. Both charges are reflected in our consolidated results of operations as an impairment charge on investment in affiliated company.
The effective income tax rate for fiscal 2009 was 35.0 percent compared to 30.7 percent in fiscal 2008. The increase in the effective tax rate was primarily due to a benefit recognized in the prior year upon conclusion of the analysis of research and development tax credits. The prior year included both fiscal 2008 and additional prior years’ research and development tax credits, which lowered the rate. The current year was also impacted, to a lesser extent, by research and development tax credits taken, for fiscal 2009 only.
In fiscal 2009, there was an immaterial net loss from discontinued operations of $0.2 million compared to income of $5.4 million in fiscal 2008. Prior-year results included the gain on sale of certain assets related to our Auto Glass business of $3.7 million, a reduction in reserves of $2.2 million related to resolution of an outstanding legal matter in our discontinued European curtainwall operations, and net loss from operations of our Auto Glass business of $0.5 million.
Fiscal 2008 Compared to Fiscal 2007
Consolidated gross profit improved by 1.9 percentage points primarily as a result of pricing and better mix of projects within our architectural glass, window and installation businesses. The gross margin also benefited from higher capacity utilization in the Architectural segment businesses, as well as improved mix in the LSO segment. Gross profit as a percentage of sales includes the impact of approximately 0.7 negative percentage points for the year as a result of third-quarter write downs of $6.5 million on three architectural glass installation projects in the Florida market. As we neared completion of the projects in the third quarter, we identified significant workmanship and quality issues that would require significant costs to remediate and would likely result in the payment of additional contractual remedies to our customers. These write-downs reflected our conclusions that, as a result of these developments, the ultimate costs of the projects would exceed contract revenues. During the fourth quarter, we recorded $2.3 million of additional costs for remediation activities to complete these projects and additional backcharges not previously identified. Two of these jobs were essentially completed by the end of fiscal 2008, while we anticipated the last project would be completed during the first quarter of fiscal 2009. The fourth-quarter cost increases were offset by write-ups on other jobs within the installation business that occur in the normal course of business.
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
The effective income tax rate for fiscal 2008 was 30.7 percent compared to 35.1 percent in fiscal 2007. The primary reason for this decrease in rate was due to the completion of an analysis of activities that are eligible for current and prior-year research and development tax credits. Both fiscal 2008 and additional prior-years’ research and development tax credits were reflected in the fiscal 2008 rate.

Earnings from discontinued operations of $5.4 million net of tax in fiscal 2008 resulted from the gain on sale of certain assets related to our Auto Glass business of $3.7 million; the reduction in reserves of $2.2 million related to resolution of an outstanding legal matter in our discontinued European curtainwall operations; and net loss from operations of our Auto Glass business of $0.5 million. In fiscal 2007, we had immaterial net earnings from discontinued operations.
Segment Analysis
Architectural Products and Services (Architectural)

(In thousands)	2009	2008	2007

Net sales	$854,034	$798,819	$694,888
Operating income	64,693	53,549	40,323
Operating income as a percent of sales	7.6%	6.7%	5.8%

Fiscal 2009 Compared to Fiscal 2008. Fiscal 2009 net sales increased $55.2 million or 6.9 percent over fiscal 2008, primarily due to the full-year impact of the acquisition of Tubelite late in fiscal 2008. The full-year impact of the acquisition accounted for 5.3 percentage points of the 6.9 percent change. Additionally, volume increases from the fiscal 2008 capacity expansions, and price increases as a result of the improved commercial construction market experienced through most of the year in our architectural glass business increased revenues. These were offset by the impacts of cancellations and delays that occurred late in the third quarter and through the fourth quarter, mostly impacting volume in our architectural glass and window and wall businesses.
The Architectural segment’s operating income of $64.7 million, or 7.6 percent of sales, increased $11.2 million or 20.8 percent over fiscal 2008 operating income of $53.5 million. The primary driver of the year-over-year growth was solid execution of projects with good margins and a good overall mix of projects within our installation business. The architectural glass business saw good pricing during the year, which was offset by mid-year operational challenges in this business.
Fiscal 2008 Compared to Fiscal 2007. The $103.9 million or 15 percent increase in Architectural net sales from fiscal 2007 to fiscal 2008 reflected increased volume across all businesses, primarily due to an improved commercial construction market. The improved market enabled us to utilize increased capacity in the architectural glass fabrication business, leading to a significant portion of the increase in volume. The increase in net sales was also due to improved pricing, project mix and productivity in our architectural glass fabrication and window businesses, and improved job cost flow in our architectural glass installation business. Revenue from Tubelite subsequent to our December 2007 acquisition totaled $10.5 million, or 1.5 percentage points, of the overall fiscal-year increase.
The Architectural segment’s operating income of $53.5 million, or 6.7 percent of sales, increased $13.2 million or 32.8 percent over fiscal 2007 operating income of $40.3 million. All businesses in the segment had improved operating income except our architectural glass installation business, where we experienced write-downs during the third and fourth quarters of fiscal 2008 on three projects within the Florida market. Operating income improvements for the Architectural segment reflected the impact of higher revenues as discussed above, improved pricing and a more favorable mix of projects with higher value-added features.
Large-Scale Optical Technologies (LSO)

(In thousands)	2009	2008	2007

Net sales	$71,476	$82,993	$84,082
Operating income	16,897	15,398	10,215
Operating income as a percent of sales	23.6%	18.6%	12.1%

Fiscal 2009 Compared to Fiscal 2008. LSO revenues were down $11.5 million in fiscal 2009 to $71.5 million from $83.0 million in fiscal 2008. Revenues for this business were impacted by a declining custom picture framing industry that reduced square foot volume by 18 percent. The prior year also included $3.4 million in sales from the pre-framed art product line that was sold during the third quarter of fiscal 2008. These negative factors were partially offset by the incremental revenues earned from the shift in mix to our best value-added products. LSO segment operating income as a percent of sales improved to 23.6 percent in fiscal 2009 from 18.6 percent in fiscal 2008 as our picture framing business experienced improved productivity and a stronger mix of our best value-added picture framing glass and acrylic products in the current year, and as we exited our unprofitable pre-framed art product line.
Fiscal 2008 Compared to Fiscal 2007. LSO revenues in fiscal 2008 decreased $1.1 million from fiscal 2007. This net decrease reflected a modest increase in revenues from our picture framing business resulting from favorable product mix of our value-added products, partially offset by a $4.0 million decrease in sales from the pre-framed art product line that was sold during the third quarter of fiscal 2008. LSO segment operating income as a percent of sales improved from 12.1 percent in fiscal 2007 to 18.6 percent in fiscal 2008 as our picture framing business sold a higher percentage of our best, value-added picture framing glass in fiscal 2008.
Consolidated Backlog
At February 28, 2009, our consolidated backlog was $317.4 million, down 38 percent from the $512.6 million reported at March 1, 2008. Project cancellations and slow bid-to-award timing are impacting backlog levels, despite steady bidding activity. The backlog of the Architectural segment represented more than 99 percent of consolidated backlog. We expect 75 percent of our total backlog to be recognized in fiscal 2010 revenue. We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator, of the ultimate profitability of our sales, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.
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
Discontinued Operations
During fiscal 2007, we announced our intention to discontinue the manufacturing of automotive replacement glass products and also announced the decision to sell the remaining portion of the Auto Glass segment that manufactures and sells original equipment manufacturer and aftermarket replacement windshields for the recreational vehicle and bus markets. We restated our consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. We completed the sale of certain assets related to the business during the third quarter of fiscal 2008. Conclusion of the sale resulted in a pre-tax gain of $5.8 million which is included in earnings from discontinued operations in the consolidated results of operations.
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
During the first quarter of fiscal 2008, these reserves were reduced by $3.5 million, primarily due to resolution of an outstanding legal matter related to a significant French curtainwall project, resulting in non-cash income from discontinued operations of $2.2 million.
Related Party Transactions
In connection with PPG’s sale of its automotive replacement glass businesses, we exercised our right to sell our minority interest in the PPG Auto Glass joint venture. As a result, PPG and PPG Auto Glass are no longer deemed to be related parties.

Liquidity and Capital Resources

(Cash effect, in thousands)	2009	2008	2007

Net cash provided by continuing operating activities	$116,298	$86,235	$48,071
Capital expenditures	(55,184)	(55,208)	(39,893)
Proceeds from sale of investment in affiliated company	27,111	—	—
Acquisition of businesses, net of cash acquired	(60)	(45,691)	(444)
Proceeds from dispositions of property	261	354	1,650
(Repayment) borrowing activities, net	(49,800)	22,800	(9,800)
Purchases and retirement of Company common stock	(14,646)	(5,414)	—
Dividends paid	(8,800)	(8,192)	(9,312)

Operating activities. Cash provided by operating activities increased by $30.1 million for fiscal 2009 and $38.2 million for fiscal 2008, both of which were driven by higher net earnings and cash generated by continued improvements in our working capital management processes.
We continue to focus on lowering our working capital requirements. Non-cash working capital (current assets, excluding cash and short-term investments, less current liabilities) was $44.3 million at February 28, 2009 or 4.8 percent of fiscal 2009 sales, our key metric. This compares to $69.7 million at March 1, 2008 or 7.9 percent of fiscal 2008 sales. The largest contributors to the improvement in this metric were a $40.8 million decrease in accounts receivable and an increase of $15.3 million in billings in excess of costs and earnings on uncompleted contracts due to continued improvements in the receivable collection and contracting processes that drove the number of days’ sales outstanding to 44 days from 54 days at fiscal 2008.
Investing activities. Investing activities used net cash of $40.2 million, $103.6 million and $34.8 million in fiscal 2009, 2008 and 2007, respectively. Capital expenditures in both fiscal 2009 and 2008 were $55.2 million and were $39.9 million in fiscal 2007. The current year spending was primarily for productivity improvements and capacity expansions in both operating segments, including approximately $19.0 million for a new architectural window facility built to LEED Silver standards and equipment. In fiscal 2009, we received $27.1 million of proceeds on the sale of our interest in the PPG Auto Glass joint venture.
Fiscal 2008 capital expenditures included spending for building expansion and equipment for our picture framing business, to expand capacity of our highest value-added picture framing products, and for expansion of our architectural glass fabrication facilities, including finalization of the St. George, Utah facility and conversion of our auto glass manufacturing facility to support architectural glass. During fiscal 2008, the Company exercised buy-out options on two equipment sale and leaseback agreements for $8.6 million and included these in capital expenditures. Fiscal 2008 investing activities included the acquisition of Tubelite on December 21, 2007. We acquired all of the shares of Tubelite, a privately held business, for $45.7 million, including transaction costs of $1.0 million and net of cash acquired of $0.9 million.
Fiscal 2007 expenditures included the majority of the spending for our new architectural glass fabrication facility in St. George, Utah.
We anticipate that our fiscal 2010 capital expenditures will be less than $20 million, largely for maintenance and safety expenditures, as well as expansion of our “green” product offerings.
We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.
At February 28, 2009, the Company has one sale and leaseback agreement for a building that provides an option to purchase the building at projected future fair market value upon expiration of the lease in 2014. The lease is classified as an operating lease in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases. The Company has a deferred gain of $0.6 million under this sale and leaseback transaction, which is included as accrued expenses and other long-term liabilities. The average annual lease payment over the life of the remaining lease is $0.4 million.
Financing activities. Net payments on our revolving credit facility were $49.8 million for fiscal 2009, net borrowings were $22.8 million in fiscal 2008 and net payments in fiscal 2007 were $9.8 million. Total outstanding borrowings at February 28, 2009 decreased to $8.4 million, consisting solely of industrial development bonds, from $58.2 million at the end of fiscal 2008. The fiscal 2008 amount consisted of $49.8 million of borrowings under our revolving credit facility and $8.4 million of industrial development bonds. The higher debt level at the end of fiscal 2008 was primarily due to borrowing to finance the purchase of Tubelite, which we were able to pay off during fiscal 2009 with cash flow from operations. Our debt-to-total capital ratio was 2.6 percent at the end of fiscal 2009, down from 17.0 percent at the end of fiscal 2008.
During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. We repurchased 535,324 shares in the open market under this program, for a total of $7.2 million, through February 25, 2006. No share repurchases were made under this plan during fiscal 2007. We repurchased 338,569 shares in the open market during fiscal 2008 for $5.4 million. During fiscal 2009, we repurchased 1,130,230 shares in the open market for $14.6 million under the program. Therefore, we have purchased a total of 2,004,123 shares, at a total cost of $27.3 million, since the inception of this program and have remaining authority to repurchase 1,245,877 shares under this program, which has no expiration date.
In addition to the shares repurchased under the repurchase plan, we also purchased $5.0 million and $3.1 million of Company stock from employees pursuant to terms of Board and shareholder approved compensation plans during fiscal 2009 and 2008, respectively.
We paid $8.8 million in dividends during the current year, compared to $8.2 million in the prior-year. The increase is primarily due to an increase in the dividend rate from $0.283 per share in fiscal 2008 to $0.311 per share in fiscal 2009.
Other financing activities. The following summarizes significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Period
(In thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Industrial revenue bonds	$—	$—	$—	$—	$—	$8,400	$8,400
Operating leases (undiscounted)	6,946	5,761	4,275	2,971	2,068	3,369	25,390
Purchase obligations	6,342	—	—	—	—	—	6,342
Other obligations	712	47	—	—	—	—	759

Total cash obligations	$14,000	$5,808	$4,275	$2,971	$2,068	$11,769	$40,891

We maintain a $100.0 million revolving credit facility which expires in November 2011. No borrowings were outstanding as of February 28, 2009. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at February 28, 2009 was $247.7 million, whereas our net worth as defined in the credit facility was $316.6 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 0.08 at February 28, 2009. If we are not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At February 28, 2009, we were in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.
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
As of February 28, 2009, we have purchase obligations totaling $6.3 million, the majority of which are for raw material commitments.
The other obligations in the table above relate to non-compete and consulting agreements with current and former employees.
We expect to make contributions of $0.5 million to our defined-benefit pension plans in fiscal 2010. The fiscal 2010 expected contributions will equal or exceed our minimum funding requirements.
As of February 28, 2009, we had $15.6 million and $2.3 million of unrecognized tax benefits and environmental liabilities, respectively. We are unable to reasonably estimate in which future periods these amounts will ultimately be settled.

We had entered into two interest rate swap agreements in the first quarter of fiscal 2009 that converted $20.0 million of variable rate borrowings into fixed-rate obligations. Both interest rate swaps were terminated in the fourth quarter of fiscal 2009, resulting in a $0.3 million pre-tax charge to interest expense. At March 1, 2008, we had an interest rate swap agreement that converted $3.5 million of variable rate borrowings into a fixed rate obligation, this agreement expired during the second quarter of fiscal 2009.
The variable to fixed interest rate swaps were designated as and were effective as cash-flow hedges, and were included in the balance sheet with other long-term liabilities, with changes in fair values included in other comprehensive income. Derivative gains and losses included in other comprehensive income were reclassified into earnings at the time the related interest expense was recognized, upon settlement or termination of the related commitment. Gains or losses on ineffectiveness were not material.
At February 28, 2009, we had ongoing letters of credit related to construction contracts and certain industrial development bonds. The letters of credit by expiration period were as follows at February 28, 2009:

	Amount of Commitment Expiration Per Period
(In thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Standby letters of credit	$1,319	$—	$—	$—	$—	$8,653	$9,972
In addition to the above standby letters of credit, which were predominantly issued for our industrial development bonds, we are required, in the ordinary course of business, to obtain a surety or performance bond that commits payments to our customers for any non-performance on our behalf. At February 28, 2009, $190.4 million of our backlog was bonded by performance bonds with a face value of $452.8 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. With respect to our current portfolio of businesses, we have never been required to pay on these performance-based bonds.
We self-insure a portion of our third-party product liability coverages. As a result, a material construction project rework event would have a material adverse effect on our operating results.
For fiscal 2010, we believe that current cash on hand, cash generated from operating activities and available capacity under our committed revolving credit facility should be adequate to fund our working capital requirements, planned capital expenditures and dividend payments.
Off-balance sheet arrangements. With the exception of routine operating leases, we had no off-balance sheet financing arrangements at February 28, 2009 or March 1, 2008.
Outlook
We are entering fiscal 2010 with an unprecedented level of uncertainty; however the following statements are based on current expectations for fiscal 2010. These statements are forward-looking, and actual results may differ materially.
▪	Overall revenues for the year are expected to be down at least 15 percent.

▪	Operating margins are estimated to be in the mid-single digits.

▪	Capital expenditures are projected to be less than $20 million.
Recently Issued Accounting Pronouncements
See New Accounting Standards set forth in Note 1 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future, which is incorporated by reference herein.
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

Revenue recognition — Our standard product sales terms are “free on board” (FOB) shipping point or FOB destination, and revenue is recognized when title has transferred. However, our installation business records revenue on a percentage-of- completion basis as it relates to revenues earned from construction contracts. During fiscal 2009, approximately 31 percent of our consolidated sales and 34 percent of our Architectural segment sales were recorded on a percentage-of-completion basis. Under this methodology, we compare the total costs incurred to date to the total estimated costs for the contract, and record that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in sales only when customers have approved them. A significant number of estimates are used in these computations.
Goodwill impairment — To determine if there has been any impairment in accordance with SFAS No. 142, we evaluate the goodwill on our balance sheet annually or more frequently if impairment indicators exist through a two-step process. In step one, we value each of our reporting units and compare these values to the reporting units’ net book value, including goodwill. If the fair value exceeds the net book value, step two is not performed, which was the case for fiscal 2009. We base our determination of value using a discounted cash flow methodology that involves significant judgments based upon projections of future performance. We also consider other factors such as public information for transactions made on similar businesses to ours. A significant downward trend in these factors could cause us to reduce the estimated fair value of some or all of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test. There can be no assurances that these forecasts will be attained. Changes in strategy, market conditions or market capitalization may result in an impairment of goodwill.
Reserves for disputes and claims regarding product liability and warranties — From time to time, we are subject to claims associated with our products and services, principally as a result of disputes with our customers involving our Architectural products. The time period from when a claim is asserted to when it is resolved, either by dismissal, negotiation, settlement or litigation, can be several years. While we maintain product liability insurance, the insurance policies include significant self-retention of risk in the form of policy deductibles. In addition, certain claims could be determined to be uninsured. We reserve based on our estimates of known claims, as well as on anticipated claims for possible product warranty and rework costs based on historical product liability claims as a ratio of sales.
Reserves for discontinued operations — We reserve for the remaining estimated future cash outflows associated with our exit from discontinued operations. The majority of these cash expenditures are expected to be made within the next three years. The primary components of the accruals relate to the remaining exit costs from the international curtainwall operations of our large-scale construction business. These long-term accruals include settlement of outstanding performance bonds, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. courts. We also reserve for product liability issues and the related legal costs for specific projects completed both domestically and internationally. We reserve based on known claims, estimating their expected losses, as well as on anticipated claims for possible product warranty and rework costs for these discontinued operations projects.
Self-insurance reserves — We obtain substantial amounts of commercial insurance for potential losses for general liability, workers’ compensation, automobile liability, employment practices, architect’s and engineer’s errors and omissions risk, and other miscellaneous coverages. However, an amount of risk is retained on a self-insured basis through a wholly-owned insurance subsidiary. Reserve requirements are established based on actuarial projections of ultimate losses. Additionally, we maintain a self-insurance reserve for our health insurance programs maintained for the benefit of our eligible employees and non-employee directors. We estimate a reserve based on historical levels of amounts for claims incurred but not reported.
Stock-based compensation — We account for share-based compensation in accordance with SFAS No. 123R, which was adopted on February 26, 2006. Under this standard, the fair value of each share-based payment award is estimated on the date of grant and, in the case of performance-based awards, updated throughout the year. We use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. For other performance-based awards, we estimate the future performance of the Company as an input into the expense and liability. Any change in the actual results from our assumptions could have a material impact on the Company’s operating results.
Income Taxes — We record a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws.

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
We have historically used interest rate swaps to fix a portion of our variable rate borrowings from fluctuations in interest rates. During fiscal 2009, we had interest rate swaps covering $20.0 million of variable rate debt, which were terminated in the fourth quarter resulting in a $0.3 million pre-tax charge to interest expense.
The interest rate swaps were designated as and were effective as cash-flow hedges, and were included in the balance sheet with other long-term liabilities, with changes in fair values included in other comprehensive income. Derivative gains and losses included in other comprehensive income were reclassified into earnings at the time the related interest expense was recognized, upon settlement or termination of the related commitment. We do not hold or issue derivative financial instruments for trading or speculative purposes.
The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. This change in interest rates affecting our financial instruments at February 28, 2009 would result in approximately a $0.1 million impact to net earnings. As interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase. Besides the market risk related to interest rate changes, the commercial construction markets in which our businesses operate are highly affected by changes in interest rates and, therefore, significant interest rate fluctuations could materially impact our operating results.
Our investment portfolio consists of variable rate demand note (VRDN) securities and high-quality municipal bonds. At February 28, 2009, we had $14.1 million of VRDN securities and $20.2 million of high-quality municipal bonds, both of which are considered available-for-sale securities. Although these investments are subject to the credit risk of the issuer and/or letter of credit issuer, we manage our investment portfolio to limit our exposure to any one issuer. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our municipal bond portfolio.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2009, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of February 28, 2009, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of February 28, 2009. That report is set forth immediately following the report of Deloitte & Touche LLP on the consolidated financial statements included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.:
We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of February 28, 2009 and March 1, 2008, and the related consolidated results of operations, statements of cash flows, and statements of shareholders’ equity for each of the three years in the period ended February 28, 2009. Our audits also included the financial statement schedule listed in the table of contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries at February 28, 2009 and March 1, 2008, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 28, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Deloitte & Touche LLP
Minneapolis, Minnesota
April 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.:
We have audited the internal control over financial reporting of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of February 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Table of Contents at Item 15 as of and for the year ended February 28, 2009, of the Company, and our report dated April 28, 2009, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
Deloitte & Touche LLP
Minneapolis, Minnesota
April 28, 2009

CONSOLIDATED BALANCE SHEETS

	February 28,	March 1,
(In thousands, except per share data)	2009	2008

Assets
Current assets
Cash and cash equivalents	$12,994	$12,264
Short-term investments	14,066	—
Receivables, net of allowance for doubtful accounts	148,608	189,378
Inventories	39,484	46,862
Refundable income taxes	5,482	—
Deferred tax assets	4,066	6,082
Current assets of discontinued operations	—	234
Other current assets	3,988	4,409

Total current assets	228,688	259,229

Property, plant and equipment, net	203,514	176,676
Marketable securities available for sale	20,160	21,751
Investments in affiliated companies	—	22,725
Goodwill	58,518	60,977
Intangible assets	16,302	19,979
Other assets	502	2,171

Total assets	$527,684	$563,508

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$45,022	$71,478
Accrued payroll and related benefits	25,530	30,172
Accrued self-insurance reserves	8,317	8,592
Other accrued expenses	22,432	22,202
Current liabilities of discontinued operations	1,146	1,301
Billings in excess of costs and earnings on uncompleted contracts	54,845	39,507
Accrued income taxes	—	4,063

Total current liabilities	157,292	177,315

Long-term debt	8,400	58,200
Unrecognized tax benefits	15,614	13,520
Long-term self-insurance reserves	11,849	12,269
Deferred tax liabilities	4,254	—
Other long-term liabilities	10,254	13,826
Liabilities of discontinued operations	3,397	3,796

Commitments and contingent liabilities (Note 18)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding, 27,781,488 and 28,745,351, respectively	9,260	9,582
Additional paid-in capital	97,852	95,252
Retained earnings	209,537	181,772
Common stock held in trust	(1,046)	(3,425)
Deferred compensation obligations	1,046	3,425
Accumulated other comprehensive loss	(25)	(2,024)

Total shareholders’ equity	316,624	284,582

Total liabilities and shareholders’ equity	$527,684	$563,508

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

	Year-Ended	Year-Ended	Year-Ended
	Feb. 28, 2009	Mar. 1, 2008	Mar. 3, 2007
(In thousands, except per share data)	(52 weeks)	(52 weeks)	(53 weeks)

Net sales	$925,502	$881,809	$778,847
Cost of sales	724,754	696,659	630,433

Gross profit	200,748	185,150	148,414
Selling, general and administrative expenses	123,093	118,691	100,689

Operating income	77,655	66,459	47,725
Interest income	1,013	972	1,024
Interest expense	1,752	2,485	2,652
Other (expense) income, net	(78)	128	(22)
Equity in (loss) earnings of affiliated companies	(86)	2,232	2,724
Gain on sale of (impairment charge on) investment in affiliated company	1,954	(5,004)	—

Earnings from continuing operations before income taxes	78,706	62,302	48,799
Income tax expense	27,511	19,132	17,147

Earnings from continuing operations	51,195	43,170	31,652
(Loss) earnings from discontinued operations, net of income taxes	(160)	5,381	1

Net earnings	$51,035	$48,551	$31,653

Earnings per share — basic
Earnings from continuing operations	$1.85	$1.52	$1.14
(Loss) earnings from discontinued operations	(0.01)	0.19	—
Net earnings	$1.84	$1.71	$1.14

Earnings per share — diluted
Earnings from continuing operations	$1.82	$1.49	$1.12
(Loss) earnings from discontinued operations	(0.01)	0.18	—

Net earnings	$1.81	$1.67	$1.12

Weighted average basic shares outstanding	27,746	28,319	27,688
Weighted average diluted shares outstanding	28,181	29,054	28,246

Cash dividends declared per common share	$0.311	$0.283	$0.265

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended	Year-Ended	Year-Ended
	Feb. 28, 2009	Mar. 1, 2008	Mar. 3, 2007
(In thousands)	(52 weeks)	(52 weeks)	(53 weeks)

Operating Activities
Net earnings	$51,035	$48,551	$31,653
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss (earnings) from discontinued operations	160	(5,381)	(1)
Depreciation and amortization	29,307	22,776	18,536
Stock-based compensation	2,868	7,374	5,127
Deferred income taxes	8,328	(2,598)	(1,400)
Excess tax benefits from stock-based compensation	(1,263)	(2,565)	(1,829)
Results from equity method investee	(1,868)	2,772	(2,724)
Loss (gain) on disposal of assets	221	278	(2,079)
Other, net	(138)	120	203
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Receivables	40,770	(21,014)	(21,845)
Inventories	7,378	(2,075)	(13)
Accounts payable and accrued expenses	(29,279)	13,850	15,880
Billings in excess of costs and earnings on uncompleted contracts	15,338	19,824	3,428
Refundable and accrued income taxes	(7,013)	4,404	3,448
Other, net	454	(81)	(313)

Net cash provided by continuing operating activities	116,298	86,235	48,071

Investing Activities
Capital expenditures	(55,184)	(55,208)	(39,893)
Proceeds from sales of property, plant and equipment	261	354	1,650
Proceeds from sale of investment in affiliated company	27,111	—	—
Acquisition of businesses, net of cash acquired	(60)	(45,691)	(444)
Proceeds on note from equity investments	—	—	5,000
Purchases of short-term investments and marketable securities	(59,323)	(34,263)	(36,742)
Sales/maturities of marketable securities	46,956	31,224	35,672

Net cash used in continuing investing activities	(40,239)	(103,584)	(34,757)

Financing Activities
Net (payments on) proceeds from revolving credit agreement	(49,800)	22,800	(9,800)
Payments on debt issue costs	—	(1)	(71)
Stock issued to employees, net of shares withheld	(2,775)	3,085	6,702
Excess tax benefits from stock-based compensation	1,263	2,565	1,829
Repurchase and retirement of common stock	(14,646)	(5,414)	—
Dividends paid	(8,800)	(8,192)	(9,312)

Net cash (used in) provided by continuing financing activities	(74,758)	14,843	(10,652)

Cash Flows of Discontinued Operations
Net cash (used in) provided by operating activities	(571)	134	(1,383)
Net cash provided by investing activities	—	8,449	232

Net cash (used in) provided by discontinued operations	(571)	8,583	(1,151)

Increase in cash and cash equivalents	730	6,077	1,511
Cash and cash equivalents at beginning of year	12,264	6,187	4,676

Cash and cash equivalents at end of year	$12,994	$12,264	$6,187

Noncash Activity
Capital expenditures in accounts payable	$129	$924	$1,222

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

								Accumulated
	Common		Additional		Common	Deferred		Other
(In thousands, except	Shares	Common	Paid-In	Retained	Stock Held	Compensation	Unearned	Comprehensive	Comprehensive
per share data)	Outstanding	Stock	Capital	Earnings	in Trust	Obligation	Compensation	(Loss) Income	Earnings (Loss)

Bal. at Feb. 25, 2006	27,857	$9,286	$69,380	$125,193	$(5,416)	$5,416	$(4,738)	$(68)
Net earnings	—	—	—	31,653	—	—	—	—	$31,653
Unrealized gain on marketable securities, net of $72 tax expense	—	—	—	—	—	—	—	135	135
Unrealized gain on derivatives, net of $15 tax expense	—	—	—	—	—	—	—	27	27
Adoption of SFAS 158 net of $1,267 tax benefit	—	—	—	—	—	—	—	(2,222)	—
Adjustment to initially apply SFAS 123R	—	—	(4,738)	—	—	—	4,738	—	—
Issuance of stock, net of cancellations	114	38	333	(346)	943	(943)	—	—	—
Stock-based comp.	—	—	5,127	—	—	—	—	—	—
Tax benefit associated with stock plans	—	—	2,695	—	—	—	—	—	—
Exercise of stock options	700	233	8,564	—	—	—	—	—	—
Other share retirements	(121)	(40)	(330)	(1,750)	—	—	—	—	—
Cash dividends ($0.265 per share)	—	—	—	(7,502)	—	—	—	—	—

Bal. at Mar. 3, 2007	28,550	$9,517	$81,031	$147,248	$(4,473)	$4,473	$--	$(2,128)	$31,815

Net earnings	—	—	—	48,551	—	—	—	—	$48,551
Adoption of FIN 48	—	—	—	840	—	—	—	—	—
Unrealized loss on marketable securities, net of $137 tax benefit	—	—	—	—	—	—	—	(257)	(257)
Unrealized loss on derivatives, net of $8 tax benefit	—	—	—	—	—	—	—	(14)	(14)
Unrealized gain on pension obligation, net of $214 tax expense	—	—	—	—	—	—	—	375	375
Issuance of stock, net of cancellations	148	50	(13)	137	1,048	(1,048)	—	—	—
Stock-based comp.	—	—	7,374	—	—	—	—	—	—
Tax benefit associated with stock plans	—	—	2,565	—	—	—	—	—	—
Exercise of stock options	526	175	5,853	—	—	—	—	—	—
Share repurchases	(339)	(113)	(1,117)	(4,184)	—	—	—	—	—
Other share retirements	(140)	(47)	(441)	(2,628)	—	—	—	—	—
Cash dividends ($0.283 per share)	—	—	—	(8,192)	—	—	—	—	—

Bal. at Mar. 1, 2008	28,745	$9,582	$95,252	$181,772	$(3,425)	$3,425	$--	$(2,024)	$48,655

Net earnings	—	—	—	51,035	—	—	—	—	$51,035
Adoption of SFAS 158 measurement date provisions	—	—	—	(145)	—	—	—	—	—
Unrealized gain on marketable securities, net of $38 tax expense	—	—	—	—	—	—	—	71	71
Unrealized gain on pension obligation, net of $1,099 tax expense	—	—	—	—	—	—	—	1,928	1,928
Issuance of stock, net of cancellations	248	83	888	13	2,379	(2,379)	—	—	—
Stock-based comp.	—	—	2,868	—	—	—	—	—	—
Tax benefit associated with stock plans	—	—	1,678	—	—	—	—	—	—
Exercise of stock options	194	64	2,010	—	—	—	—	—	—
Share repurchases	(1,130)	(377)	(3,915)	(10,354)	—	—	—	—	—
Other share retirements	(276)	(92)	(929)	(3,984)	—	—	—	—	—
Cash dividends ($0.311 per share)	—	—	—	(8,800)	—	—	—	—	—

Bal. at Feb. 28, 2009	27,781	$9,260	$97,852	$209,537	$(1,046)	$1,046	$--	$(25)	$53,034

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
Fiscal Year. Apogee’s fiscal year ends on the Saturday closest to February 28. Fiscal 2009 and 2008 each consisted of 52 weeks and fiscal 2007 consisted of 53 weeks.
Financial Instruments. Unless otherwise noted, the carrying amount of the Company’s financial instruments approximates fair value.
Cash and Cash Equivalents. Investments with an original maturity of three months or less are included in cash and cash equivalents. Cash equivalents are stated at cost, which approximates fair value, and consist primarily of money market funds.
Investments. The Company has marketable securities consisting primarily of variable rate demand note (VRDN) securities and high-quality municipal bonds. Both types of securities are classified as “available for sale” and are carried at fair value based on prices from recent trades of similar securities. The Company tests for other than temporary losses on a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a decline in the fair value of a security is deemed by management to be other-than-temporary, the investment is written down to fair value, and the amount of the write-down is included in net earnings.
Inventories. Inventories, which consist primarily of purchased glass and aluminum, are valued at the lower of cost or market. Approximately 63 percent of the inventories are valued by use of the last-in, first-out method, which does not exceed market. If the first-in, first-out method had been used, inventories would have been $8.8 million and $3.9 million higher than reported at February 28, 2009, and March 1, 2008, respectively.
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

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and has determined that it does not have any intangible assets with indefinite useful lives other than goodwill. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or more frequently if events warrant. Intangible assets with discrete useful lives are amortized over their estimated useful lives. The Company tests goodwill of each of its reporting units for impairment annually in connection with its fourth quarter planning process or more frequently if impairment indicators exist. During the third quarter of fiscal 2009, the Company experienced a decrease in its market capitalization below book value, which is considered a possible impairment indicator. Accordingly, the Company performed an interim test of goodwill impairment on each of its reporting units and, based on the results of this testing, concluded that none of the goodwill was impaired as of November 29, 2008. During the fourth quarter of fiscal 2009, using discounted cash flow methodologies, we completed our annual impairment test for goodwill and determined there was no impairment charge required. In addition, the Company reassessed the useful lives of its identifiable intangible assets and determined that the remaining lives were appropriate.
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
Self-Insurance. The Company obtains commercial insurance for potential losses for general liability, workers’ compensation, automobile liability, employment practices, architect’s and engineer’s errors and omissions risk and other miscellaneous coverages. However, a reasonable amount of risk is retained on a self-insured basis primarily through a wholly-owned insurance subsidiary, Prism Assurance, Inc. (Prism). Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within 12 months are classified as accrued expenses, while losses expected to be payable in later periods are included in long-term self-insurance liabilities. Additionally, we maintain a self-insurance reserve for our health insurance programs maintained for the benefit of our eligible employees and non-employee directors. We estimate a reserve based on historical levels of amounts incurred, but not reported.
Environmental Liability. In accordance with Statement of Position (SOP) 96-1, Environmental Remediation Liabilities, we recognize environmental clean-up liabilities on an undiscounted basis when loss is probable and can be reasonably estimated. The cost of the clean-up is estimated by engineering, financial and legal specialists based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties will not be able to fulfill their commitments at the sites where the Company may be jointly and severally liable. As part of the acquisition of Tubelite, Inc. (Tubelite) described in Note 6, the Company acquired property which contains historical environmental conditions that it intends to remediate. Accordingly, as part of the purchase price allocation, the Company recorded $2.5 million in reserves. At February 28, 2009 the reserve was $2.3 million. The reserve for environmental liabilities is included in other accrued expenses and other long-term liabilities in the consolidated balance sheets.
Revenue Recognition. Generally, our sales terms are “free on board” (FOB) shipping point or FOB destination for our product-type sales, and revenue is recognized when title has transferred. Revenue excludes sales taxes as the Company considers itself a pass-through conduit for collecting and remitting sales taxes. The Company recognizes revenue from construction contracts on a percentage-of-completion basis, measured by the percentage of costs incurred to date to estimated total costs for each contract, and records that proportion of the total contract revenue in that period. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in sales only when they have been approved by customers. Approximately 31 percent, 33 percent and 35 percent of our consolidated sales in fiscal 2009, 2008 and 2007, respectively, were recorded on a percentage-of-completion basis.
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
Research and Development. Research and development expenses are charged to operations as incurred and were $9.3 million, $11.1 million and $11.7 million for fiscal 2009, 2008 and 2007, respectively. Of this amount, $6.3 million, $9.9 million and $10.7 million, respectively, was focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and is included in cost of sales.

Advertising. Advertising expenses are charged to operations as incurred and were $1.5 million in each of fiscal 2009 and 2008 and were $1.6 million for fiscal 2007 and are included in selling, general and administrative expenses in the consolidated results of operations.
Stock-Based Compensation. The Company accounts for share-based compensation in accordance with Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which was adopted on February 26, 2006. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. See Note 12 for additional information regarding share-based compensation.
Income Taxes. The Company accounts for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes, which requires use of the asset and liability method. This method recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial and tax reporting.
The Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (FIN 48) on March 4, 2007, the beginning of the Company’s fiscal year 2008. FIN 48 clarifies the accounting for income tax by prescribing a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 13 for additional information regarding FIN 48.
Defined Benefit Pension Plans. The Company adopted the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132 (R) (SFAS No. 158) in fiscal 2009. SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end. The adoption of the measurement date provisions of SFAS No. 158 resulted in a $0.1 million charge to retained earnings. See Note 10 for additional information about the Company’s defined-benefit pension plans.
Derivatives. The Company recognizes all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our balance sheet. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated and is effective as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the consolidated results of operations when the hedged item affects earnings. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.
Historically, the Company has used derivative instruments to manage the risk that changes in interest rates will affect the amount of its future interest payments. The derivative instruments were designated as effective cash-flow hedges. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
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
New Accounting Standards. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the Company’s fiscal year 2009. The implementation date for applying SFAS No. 157 to nonfinancial assets and nonfinancial liabilities has been extended to fiscal years beginning after November 15, 2008, the Company’s fiscal year 2010. The adoption of

SFAS No. 157 as of March 2, 2008 for financial assets and liabilities did not have a material impact on the Company’s consolidated results of operations and financial condition. See Note 4 for additional information about the Company’s fair value measurements.
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
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R), which replaces SFAS No. 141. SFAS No. 141R requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply SFAS No. 141R prospectively to business combinations completed on or after that date. The adoption of SFAS No. 141R will have no impact on the Company’s consolidated results of operations and financial condition as presented herein.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, but does not change FASB Statement No. 133’s scope or accounting. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company did not have any derivative instruments at February 28, 2009.
2 Working Capital
Receivables

(In thousands)	2009	2008

Trade accounts	$88,151	$107,870
Construction contracts	33,954	53,802
Contract retainage	26,312	24,571

Other receivables	2,265	4,878

Total receivables	150,682	191,121
Less allowance for doubtful accounts	(2,074)	(1,743)

Net receivables	$148,608	$189,378

Inventories

(In thousands)	2009	2008

Raw materials	$15,385	$18,769
Work-in-process	9,878	9,974
Finished goods	13,558	14,290
Costs and earnings in excess of billings on uncompleted contracts	663	3,829

Total inventories	$39,484	$46,862

Other Accrued Expenses

(In thousands)	2009	2008

Taxes, other than income taxes	$3,543	$3,422
Retirement savings plan	5,071	5,521
Volume and pricing discounts	898	962
Warranties	5,073	4,617
Interest	311	419
Other	7,536	7,261

Total accrued expenses	$22,432	$22,202

3 Property, Plant and Equipment

(In thousands)	2009	2008

Land	$5,789	$4,939
Buildings and improvements	125,833	99,068
Machinery and equipment	215,166	181,253
Office equipment and furniture	39,716	33,859
Construction in progress	10,950	30,621

Total property, plant and equipment	397,454	349,740
Less accumulated depreciation	(193,940)	(173,064)

Net property, plant and equipment	$203,514	$176,676

Depreciation expense was $25.7 million, $21.4 million and $17.4 million in fiscal 2009, 2008 and 2007, respectively.
4 Financial Assets
The Company adopted SFAS No. 157 as discussed in Note 1, as of March 2, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
Financial assets and liabilities measured at fair value are summarized below:

		Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs	Total Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Cash equivalents	$9,132	$—	$—	$9,132
Short-term investments	—	14,066	—	14,066
Marketable debt securities	—	20,160	—	20,160

Total	$9,132	$34,226	$—	$43,358

Short-term investments
The Company has marketable securities of $14.1 million as of February 28, 2009, consisting primarily of variable rate demand note securities. The Company’s VRDN investments are of high credit quality and secured by direct-pay letters of credit from major financial institutions. These investments have variable rates tied to short-term interest rates. Interest rates are reset weekly and these VRDN securities can be tendered for sale upon notice (every seven days) to the trustee. Although the Company’s VRDN securities are issued and rated as long-term securities (with maturities ranging from 2029 through 2052), they are priced and traded as short-term instruments. The Company classifies these short-term investments as “available-for-sale” in accordance with SFAS No. 115, Accounting for

Certain Instruments in Debt and Equity Securities. The investments are carried at fair market value based on prices from recent trades of similar securities and are classified as Level 2 in the valuation hierarchy. As of February 28, 2009, there were no realized or unrealized gains or losses related to these securities.
Marketable securities available for sale
The Company’s wholly owned insurance subsidiary, Prism, insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. Prism’s fixed maturity investments are classified as “available-for-sale” and are carried at market value as prescribed by SFAS No. 115 and are reported as marketable securities available for sale in the consolidated balance sheet. Unrealized gains and losses are reported in accumulated other comprehensive loss, net of income taxes, until the investments are sold or upon impairment. These investments are carried at fair value based on prices from recent trades of similar securities and are classified as Level 2 in the valuation hierarchy.
The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at February 28, 2009 and March 1, 2008 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

February 28, 2009
Variable rate demand notes	$14,066	$—	$—	$14,066
Municipal bonds	20,323	382	(545)	20,160

Total investments	$34,389	$382	$(545)	$34,226

March 1, 2008
Municipal bonds	$22,021	$92	$(362)	$21,751

Total investments	$22,021	$92	$(362)	$21,751

In accordance with SFAS No. 115, the Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The amortized cost and estimated fair values of investments at February 28, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(In thousands)	Cost	Market Value

Due within one year	$14,521	$14,524
Due after one year through five years	2,586	2,583
Due after five years through 10 years	9,368	9,496
Due after 10 years through 15 years	3,908	3,910
Due beyond 15 years	4,006	3,713

Total	$34,389	$34,226

Gross realized gains of $0.4 million, $0.2 million and $0.1 million in fiscal 2009, 2008 and 2007, respectively, and gross realized losses of $0.5 million in fiscal 2009 and $0.1 million in each of fiscal 2008 and 2007 were recognized and are included in other (expense) income, net in the accompanying consolidated results of operations.
5 Equity Investments
In fiscal 2001, the Company and PPG Industries, Inc. (PPG) combined their U.S. automotive replacement glass distribution businesses into a joint venture, PPG Auto Glass, LLC (PPG Auto Glass), of which the Company had a 34 percent interest. During the third quarter of fiscal 2009, in connection with PPG’s sale of its automotive replacement glass businesses, Apogee exercised its right to sell its minority interest in the PPG Auto Glass joint venture, resulting in cash proceeds of $27.1 million and a pretax gain on sale of approximately $2.0 million.
The Company’s investment in PPG Auto Glass was $22.7 million at March 1, 2008 and the excess of the cost of the investment over the value of the underlying net tangible assets when the joint venture was formed was $2.5 million.

This excess was reported as goodwill, and was written off upon the sale of the PPG Auto Glass joint venture. During the third quarter of fiscal 2008, the Company performed an assessment of the fair value of this asset in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which resulted in an impairment charge of $4.7 million. In addition, the Company had another equity-method investment totaling $0.3 million that was written off in fiscal 2008. The impairment charge and write-off were included in the impairment charge on investment in affiliated company in the accompanying consolidated results of operations.
6 Acquisitions
On December 21, 2007, the Company acquired all of the shares of Tubelite, Inc., a privately held business, for $45.7 million, including transaction costs of $1.0 million and net of cash acquired of $0.9 million. Tubelite’s results of operations have been included in the consolidated financial statements and within the Architectural segment since the date of acquisition. Tubelite fabricates aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Dec. 21,
(In thousands)	2007

Current assets	$12,203
Property, plant and equipment, net	7,415
Intangible assets	17,578
Goodwill	21,740
Current liabilities	(4,522)
Long-term liabilities	(8,699)

Net assets acquired	$45,715

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
The following pro forma consolidated condensed financial results of operations for the year ended March 1, 2008 and March 3, 2007 are presented as if the acquisition had been completed at the beginning of each period presented:

	Pro forma	Pro forma
(In thousands, except per share data)	2008	2007

Net sales	$931,285	$833,353
Income from continuing operations	44,894	33,277
Net income	50,275	33,278

Earnings per share — continuing operations
Basic	$1.59	$1.20
Diluted	1.55	1.18

Weighted average common shares outstanding

Basic	28,319	27,688

Diluted	29,054	28,246

These pro forma consolidated condensed financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. The adjustments do not reflect the effect of synergies that would have been expected to result from integration of this acquisition.
7 Goodwill and Other Identifiable Intangible Assets
The change in the carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the year ended February 28, 2009 is detailed below. “Corporate and Other” included the excess of the cost of the investment over the value of the underlying net tangible assets related to the formation of the PPG Auto Glass joint venture. The PPG Auto Glass joint venture was sold in the third quarter of fiscal 2009 and as a result, the $2.5 million of goodwill associated with this business was written off.

			Corporate
(In thousands)	Architectural	LSO	and Other	Total

Balance, March 1, 2008	$47,901	$10,557	$2,519	$60,977
Purchase price adjustments	60	—	—	60
PPG Auto Glass sale	—	—	(2,519)	(2,519)

Balance, February 28, 2009	$47,961	$10,557	$—	$58,518

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	2009			2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Debt issue costs	$2,068	$(1,601)	$467	$2,056	$(1,484)	$572
Non-compete agreements	5,839	(3,187)	2,652	5,839	(2,166)	3,673
Customer relationships	12,092	(3,908)	8,184	12,092	(1,615)	10,477
Purchased intellectual property	5,800	(801)	4,999	5,800	(543)	5,257

Total	$25,799	$(9,497)	$16,302	$25,787	$(5,808)	$19,979

Amortization expense on these identifiable intangible assets was $3.7 million and $1.5 million in fiscal 2009 and 2008, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

(In thousands)	2010	2011	2012	2013	2014

Estimated amortization expense	$2,933	$2,334	$2,048	$1,701	$1,051

8 Long-Term Debt
The Company maintains a $100.0 million revolving credit facility, which expires in November 2011. No borrowings were outstanding as of February 28, 2009. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at February 28, 2009 was $247.7 million, whereas the Company’s net worth as defined in the credit facility was $316.6 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.08 at February 28, 2009. If the Company is not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At February 28, 2009, the Company was in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

(In thousands)	2009	2008

Borrowings under revolving credit agreement, interest at 4.9% for 2008*	$—	$49,800
Other, interest at 1.0% and 3.2% for 2009 and 2008, respectively	8,400	8,400

Total long-term debt	8,400	58,200
Less current installments	—	—

Net long-term debt	$8,400	$58,200

*	Interest rate excludes the impact of swaps.
The Company’s $8.4 million of industrial revenue bonds, included in the totals above, are supported by $8.7 million of letters of credit that reduce the Company’s availability of funds under the $100.0 million credit facility.

Long-term debt maturities are as follows:

(In thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Maturities	$—	$—	$—	$—	$—	$8,400	$8,400

The Company had entered into two interest rate swap agreements in the first quarter of fiscal 2009 that converted $20.0 million of variable rate borrowings into fixed-rate obligations. Both interest rate swaps were terminated in the fourth quarter of fiscal 2009, resulting in a $0.3 million charge to interest expense. At March 1, 2008, the Company had an interest rate swap agreement that converted $3.5 million of variable rate borrowings into a fixed-rate obligation, this agreement expired during the second quarter of fiscal 2009.
The variable to fixed interest rate swaps were designated as and were effective as cash-flow hedges, and were included in the balance sheet with other long-term liabilities, with changes in fair values included in other comprehensive income. Derivative gains and losses included in other comprehensive income were reclassified into earnings at the time the related interest expense was recognized or upon settlement of the related commitment. Gains or losses on ineffectiveness were not material.
Selected information related to long-term debt is as follows:

(In thousands, except percentages)	2009	2008

Average daily borrowings during the year	$50,538	$39,895
Maximum borrowings outstanding during the year	81,800	66,500
Weighted average interest rate during the year, excluding swap agreements	3.3%	6.0%
Weighted average interest rate during the year, including swap agreements	3.9%	6.1%

9 Interest Expense

(In thousands)	2009	2008	2007

Interest on debt	$2,038	$2,478	$3,416
Other interest expense	330	284	287
Less capitalized interest	(616)	(270)	(985)
Less interest allocated to discontinued operations	—	(7)	(66)

Net interest expense	$1,752	$2,485	$2,652

Interest payments were $2.5 million, $2.6 million and $3.7 million in fiscal 2009, 2008 and 2007, respectively. As a portion of the total interest expense related to funds borrowed to purchase major facilities, information systems and equipment installations, the Company capitalized a portion of the interest payments and will depreciate them over the lives of the related assets.
Net interest expense allocated to discontinued operations is computed based on the ratio of net operating assets of discontinued operations to consolidated net assets.
10 Employee Benefit Plans
401(k) Retirement Plan
The Company sponsors a single 401(k) retirement plan covering substantially all full-time non-union employees and union employees at one of its manufacturing facilities. This plan includes an annual Company contribution based on a percentage of employees’ base earnings and years of service with the Company. The contribution was $5.0 million, $4.7 million and $4.2 million in fiscal 2009, 2008 and 2007, respectively. Of the total contributions in fiscal 2008 and 2007, $0.1 million and $0.2 million, respectively, represented contributions related to discontinued operations.
In addition to the contribution above, employees are also allowed to contribute up to 60 percent of their eligible earnings to this plan, up to statutory limits. The Company contributes a match of 30 percent of the first six percent of eligible compensation that non-union employees contribute. The Company match for fiscal 2009, 2008 and 2007 was $2.2 million, $2.0 million and $1.8 million, respectively. Of the total match made by the Company, $0.1 million in each of fiscal 2008 and 2007 represented contributions related to discontinued operations.

Plans under Collective Bargaining Agreements
The Company contributes to various multi-employer union retirement plans, which provide retirement benefits to the majority of its union employees. The total contribution to these plans in fiscal 2009, 2008 and 2007, respectively, were $8.1 million, $7.9 million and $7.3 million. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans. The Company does not have information regarding union retirement plans from plan administrators to enable the Company to determine its share of any unfunded vested liabilities.
Pension Plan
As part of the acquisition of Tubelite in fiscal 2008, the Company assumed the assets and liabilities of the Tubelite, Inc. Hourly Employees’ Pension Plan (Tubelite plan). This plan is a defined-benefit pension plan that was frozen to new entrants and additional years of service credit for participating employees as of January 1, 2004.
Officers’ Supplemental Executive Retirement Plan (SERP)
The Company sponsors an unfunded SERP for the benefit of certain executives. The plan is considered a defined-benefit pension plan which is based principally on an employee’s years of service and compensation levels near retirement.
On October 8, 2008, the Company’s Board of Directors adopted an amendment to the Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan providing that no more benefits will accrue to plan participants as of December 31, 2008. Plan participants will continue to earn service for the purpose of becoming vested in the benefits they had accrued as of December 31, 2008. The Company incurred $1.0 million of expense in fiscal 2009 associated with the curtailment of the SERP.
Obligations and Funded Status of Defined-Benefit Pensions Plans
The following tables present reconciliations of the benefit obligation of the defined-benefit pension plans and the funded status of the defined-benefit pension plans. The Company adopted the measurement date provisions of SFAS No. 158 for fiscal 2009, resulting in a $0.1 million charge to retained earnings. Accordingly, both the Tubelite plan and the SERP used a fiscal year-end measurement date for fiscal 2009 while both plans used a December 31 measurement date for fiscal 2008.

(In thousands)	2009	2008

Change in benefit obligation
Benefit obligation beginning of period	$12,100	$7,349
Service cost	50	52
Interest cost	849	414
Actuarial gain	(523)	(280)
Benefits paid	(729)	(284)
Benefit obligation assumed in acquisition	—	4,849
Curtailment loss	(1,355)	—

Benefit obligation at measurement date	$10,392	$12,100

Change in plan assets
Fair value of plan assets beginning of period	$4,391	$—
Actual return on plan assets	126	—
Company contributions	993	284
Benefits paid	(729)	(284)
Fair value of plan assets from acquisition	—	4,391

Fair value of plan assets at measurement date	$4,781	$4,391

Funded status at measurement date	$(5,611)	$(7,709)
Contributions paid after measurement date	—	216

Net amount recognized	$(5,611)	$(7,493)

Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2009	2008

Other non-current assets	$225	$—
Current liabilities	(294)	(294)
Other long-term liabilities	(5,542)	(7,199)

Total	$(5,611)	$(7,493)

Amounts included in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost consist of:

(In thousands)	2009	2008

Net actuarial (gain) loss	$(156)	$1,171
Prior service cost	—	1,729
Transition obligation	29	—

Accumulated other comprehensive (gain) loss	$(127)	$2,900

The amount recognized in comprehensive earnings for fiscal 2009, net of tax expense, is as follows:

(In thousands)	2009

Net actuarial gain	$(845)
Prior service cost	(1,101)
Transition obligation	18

Total	$(1,928)

The accumulated benefit obligation of the defined-benefit pension plans is $10.4 million and $10.2 million at the measurement date for fiscal 2009 and 2008, respectively.
Components of the defined-benefit pension plans net periodic benefit cost are as follows:

(In thousands)	2009	2008	2007

Service cost	$41	$52	$210
Interest cost	726	414	341
Expected return on assets	(256)	—	—
Amortization of unrecognized transition amount	(24)	—	—
Amortization of prior service cost	198	237	237
Amortization of unrecognized net loss	104	72	12
Curtailment loss	989	—	—

Net periodic benefit cost	$1,778	$775	$800

The estimated net actuarial gain for the defined-benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost for fiscal 2010 is $0.1 million, net of tax expense.
Additional Information
Assumptions
Weighted-average assumptions used at the measurement date to determine the defined-benefit plans’ benefit obligation for the following fiscal years are as follows:

(Percentages)	2009	2008	2007

Discount rate	6.75	6.25	5.75
Rate of compensation increase	4.00	4.00	4.00

Weighted-average assumptions used at the measurement date to determine the defined-benefit plans’ net periodic benefit cost for the following fiscal years are as follows:

(Percentages)	2009	2008	2007

Discount rate	6.25	5.75	5.50
Expected return on assets	5.50	—	—
Rate of compensation increase	4.00	4.00	4.00
Discount rate. The discount rate reflects the current rate at which the defined-benefit plans’ pension liabilities could be effectively settled at the end of the year based on the measurement date. The discount rate was determined by matching the expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate of 6.75 percent. There are no known or anticipated changes in the discount rate assumption that will impact the pension expense in fiscal year 2010.

Expected return on assets. To develop the expected long-term rate of return on asset assumption, the Company considered historical long-term rates of return for broad asset classes, actual past rates of return achieved by the plan, the general mix of assets held by the plan and the stated investment policy for the plan. This resulted in the selection of the 5.50 percent long-term rate of return on assets assumption.
Net periodic benefit cost. Total net periodic pension benefit cost was $1.8 million in fiscal 2009 and $0.8 million in each of fiscal 2008 and 2007. Total net periodic pension benefit cost is expected to be approximately $0.6 million in fiscal 2010. The net periodic pension benefit cost for fiscal 2010 has been estimated assuming a discount rate of 6.75 percent.
Contributions
Pension contributions to the plans for fiscal 2009 and 2008 totaled $1.0 million and $0.5 million, respectively. Since the SERP is unfunded, contributions to that plan represent benefit payments made. The pension contributions in fiscal 2009 and 2008 equaled or exceeded the minimum funding requirement. Fiscal 2010 pension contributions are expected to total $0.5 million.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans as follows:

(In thousands)

Fiscal 2010	$619
Fiscal 2011	622
Fiscal 2012	628
Fiscal 2013	624
Fiscal 2014	624
Fiscal 2015-2018	5,662

Plan Assets
The Company does not maintain assets intended for the future use of the SERP. In accordance with its current policy, the assets of the Tubelite plan have been invested in fixed-income securities.
Employee Stock Purchase Plan
The Company also sponsors an employee stock purchase plan into which its employees and non-employee directors may contribute up to $500 per week on an after-tax basis. The Company contributes a match of 15 percent of the employee or non-employee director contribution. Effective February 28, 2009, non-employee directors are no longer eligible to contribute to this plan. Contributions and Company match funds are used to purchase shares of Company stock on the open market. The Company match to this plan was $0.1 million in each of fiscal 2009, 2008 and 2007.
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
Share Repurchases
During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. The Company repurchased 535,324 shares in the open market under this program, for a total of $7.2 million, through February 25, 2006. No share repurchases were made under this plan during fiscal 2007. The Company repurchased 338,569 shares in the open market during fiscal 2008 for $5.4 million. During fiscal 2009, the Company repurchased 1,130,230 shares in the open market for $14.6 million under the program. Therefore, the

Company has purchased a total of 2,004,123 shares, at a total cost of $27.3 million, since the inception of this program and has remaining authority to repurchase 1,245,877 shares under this program, which has no expiration date.
In addition to the shares repurchased according to this repurchase plan, the Company also purchased $5.0 million, $3.1 million and $2.1 million of Company stock from employees pursuant to terms of board and shareholder approved compensation plans during fiscal 2009, 2008 and 2007, respectively.
Accumulated Other Comprehensive Loss
The following table summarizes the accumulated other comprehensive loss at February 28, 2009 and March 1, 2008.

(In thousands)	2009	2008

Net unrealized loss on marketable securities	$(106)	$(177)
Pension liability adjustments	81	(1,847)

Total accumulated other comprehensive loss	$(25)	$(2,024)

12 Share-Based Compensation
Stock Incentive Plan
The 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan (collectively, the Plans) provide for the issuance of 3,400,000 and 2,500,000 shares, respectively, for various forms of stock-based compensation to employees and directors. On June 28, 2006, the shareholders approved the Amended and Restated 2002 Omnibus Stock Incentive Plan to increase the number of shares for issuance under the plan from 1,800,000 to 3,400,000. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights (SARs), are granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. Nonvested share awards are also included in these Plans. Outstanding options issued to employees generally vest ratably over a four-year period, outstanding SARs vest over a three-year period and outstanding options issued to non-employee directors vest at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards generally vest over a two, three or four-year period. As of February 28, 2009, there were 975,357 shares available for future issuance under the Amended and Restated 2002 Omnibus Stock Incentive Plan, assuming performance shares granted at target as discussed in the Executive Compensation Program below.
The 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under the plan, although vesting and exercises of options and vesting of nonvested share awards previously granted thereunder will still occur in accordance with the terms of the various grants and the plan.
Total stock-based compensation expense included in the results of operations for fiscal 2009, 2008 and 2007 was $2.9 million, $7.4 million and $5.1 million, respectively. At February 28, 2009, there was $2.1 million of total unrecognized compensation cost related to SAR awards, which is expected to be recognized over a weighted average period of approximately 16 months.
Cash proceeds from the exercise of stock options were $2.1 million, $6.0 million and $8.8 million for fiscal 2009, 2008 and 2007, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.4 million, $2.2 million, and $1.2 million for fiscal 2009, 2008 and 2007, respectively.
The weighted average fair value per option or SAR for those granted in fiscal 2009, 2008 and 2007 was $7.37, $9.17 and $6.53, respectively. The aggregate intrinsic value of these securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised in fiscal 2009, 2008 and 2007 was $1.8 million, $7.4 million and $3.7 million, respectively.
The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2009, 2008 and 2007, respectively.

	2009		2008		2007

Dividend yield	1.3%		1.1%		1.6%
Expected stock price volatility	41.9%		41.3%		49.6%
Risk-free interest rate	3.2%		4.3%		4.9%
Expected lives	4.5	years	4.5	years	4.6	years

The expected stock price volatility is based on historical experience. The risk-free interest rate is based on the U.S. Treasury Strip rate whose term is consistent with the expected life of the Company’s stock options. The expected life, the average time an option grant is outstanding, and forfeiture rates are estimated based on historical experience.
The following table summarizes the award transactions under the Plans for the year ended February 28, 2009:

	Options/SARs Outstanding
			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Life	Intrinsic Value

Outstanding at March 1, 2008	1,441,731	$15.16
Options and SARs granted	419,705	21.02
Options and SARs exercised	(203,445)	11.04
Options and SARs canceled	(9,115)	17.29

Outstanding at February 28, 2009	1,648,876	$17.15	6.4 years	$210,788

Vested or expected to vest at February 28, 2009	1,601,136	$17.02	6.3 years	$210,788

Exercisable at February 28, 2009	1,211,720	$15.57	5.6 years	$210,788

Partnership Plan
The Amended and Restated 1987 Partnership Plan (the Partnership Plan), a plan designed to increase the ownership of Apogee stock by key employees, allowed participants selected by the Compensation Committee of the Board of Directors to defer earned incentive compensation through the purchase of Apogee common stock. The purchased stock was then matched by an equal award of nonvested shares, which vested over a predetermined period. The nonvested shares were recorded as unearned compensation in the equity section of the balance sheet. In accordance with EITF 97-14, Accounting for Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested, the deferred compensation in the form of the Company’s stock was recorded at historical cost and classified as common stock held in trust. Since the investments were all in Company stock, an offsetting amount was recorded as deferred compensation obligations in the equity section of the balance sheet. Common shares of 3,400,000 were authorized for issuance under the Partnership Plan. As of February 28, 2009, 3,276,000 shares have been issued or committed under the Partnership Plan. The Company expensed $0.3 million in each of fiscal 2009, 2008 and 2007 in conjunction with the Partnership Plan. There are 68,628 shares available for issuance under the Partnership Plan as of February 28, 2009.
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
The following table summarizes the nonvested share award transactions, including performance shares, under the Plans and the Partnership Plan for fiscal 2007, 2008 and 2009:

	Nonvested Shares
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at February 25, 2006	512,551	$12.41
Granted*	207,472	15.75
Vested	(46,044)	11.03
Canceled	(90,144)	13.83

Nonvested at March 3, 2007	583,835	$13.48
Granted*	242,538	23.96
Vested	(46,026)	11.25
Canceled	(32,576)	17.02

Nonvested at March 1, 2008	747,771	$15.66
Granted*	262,248	18.90
Vested	(299,398)	13.91
Canceled	(15,919)	23.49

Nonvested at February 28, 2009**	694,702	$17.45

*	Includes 185,634, 125,294 and 148,172 for performance shares granted at target in fiscal 2007, 2008 and 2009, respectively.

**	Includes a total of 410,575 of performance shares granted and outstanding at target for fiscal 2007, 2008 and 2009.
At February 28, 2009, there was $1.8 million of total unrecognized compensation cost related to nonvested share awards, which is expected to be recognized over a weighted average period of approximately 22 months. The total fair value of shares vested during fiscal 2009 was $6.3 million.
13 Income Taxes
The components of income tax expense for continuing operations for each of the last three fiscal years are as follows:

(In thousands)	2009	2008	2007

Current:
Federal	$16,642	$18,802	$17,550
State and local	1,141	1,218	997

Total current for continuing operations	$17,783	$20,020	$18,547

Deferred:
Federal	$8,030	$(2,505)	$(1,350)
State and local	298	(93)	(50)

Total deferred for continuing operations	$8,328	$(2,598)	$(1,400)

Total non-current tax expense	$1,400	$1,710	—

Total income tax expense	$27,511	$19,132	$17,147

Income tax payments, net of refunds, were $25.9 million, $17.1 million and $15.0 million in fiscal 2009, 2008 and 2007, respectively.

The differences between the statutory federal income tax rates and consolidated effective tax rates are as follows:

	2009	2008	2007

Federal income tax expense at statutory rates	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.2	1.2	1.2
Tax credits — research & development	(1.3)	(4.6)	(0.7)
Tax credits — other	(0.2)	(0.1)	(0.1)
Foreign sales	—	—	(0.4)
Manufacturing deduction	(1.5)	(1.9)	(0.9)
Meals and entertainment	0.2	0.3	0.3
Incentive stock option compensation	—	0.2	0.4
Tax-exempt interest	(0.3)	(0.4)	(0.4)
Tax reserves adjustments and benefits recognized	1.8	0.9	0.7
Other, net	0.1	0.1	—

Income tax expense, continuing operations	35.0%	30.7%	35.1%

The lower rate in fiscal 2008 is primarily due to tax benefits recorded for research and development tax credits and the manufacturing deduction increase.
Excess tax benefits for deductions associated with the stock-based incentive plans amounted to $1.7 million, $2.6 million and $2.7 million in fiscal 2009, 2008 and 2007, respectively. These benefits were added directly to additional paid-in capital and were not reflected in the determination of income tax expense or benefit.
Deferred tax assets and deferred tax liabilities for continuing operations at February 28, 2009 and March 1, 2008 are as follows:

	2009		2008
(In thousands)	Current	Noncurrent	Current	Noncurrent

Accounts receivable	$753	$—	$573	$—
Accrued insurance	403	954	628	1,034
Other accruals	2,581	883	3,449	(755)
Deferred compensation	148	7,515	310	9,798
Restructuring reserve	40	1,609	381	1,378
Goodwill and other intangibles	—	(7,353)	—	(7,325)
Inventory	339	—	836	—
Depreciation	—	(13,359)	—	(8,457)
Investment in PPG Auto Glass	—	—	—	1,371
Liability for unrecognized tax benefits	142	5,232	142	4,538
Other	(340)	265	(237)	282

Deferred tax assets (liabilities)	$4,066	$(4,254)	$6,082	$1,864

The Company has state net operating loss carryforwards with a tax effect of $2.3 million. A full valuation allowance has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefit in future periods.
The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years prior to fiscal 2004. The Internal Revenue Service has audited the Company through fiscal 2002. The Company is currently under examination by the IRS for fiscal years 2004 through 2007.
At February 28, 2009, the total liability for unrecognized tax benefits is $15.6 million, including $4.0 million for the possible payment of penalties and interest. Of this total liability, $5.3 million, if recognized, would decrease the continuing operations effective tax rate. The increase over the $13.5 million of unrecognized tax benefits at March 1, 2008 is a result of liabilities recorded related to build up and interest recorded on existing unrecognized tax benefits. The total liability for unrecognized tax benefits at February 28, 2009 includes $4.9 million related to discontinued operations, which includes $1.8 million for interest and penalties, and the entire amount, if recognized, would decrease the effective tax rate for discontinued operations. The remainder of the unrecognized tax benefits, if recognized, would decrease deferred income taxes.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense which is consistent with past practices. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of $0.7 million during fiscal 2009.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)	2009	2008

Gross unrecognized tax benefits at beginning of year	$10,186	$8,367
Gross increases in tax positions for prior years	403	986
Gross decreases in tax positions for prior years	(26)	(168)
Gross increases based on tax positions related to the current year	1,015	1,389
Gross decreases based on tax positions related to the current year	(19)	—
Settlements	—	(319)
Statute of limitations expiration	—	(69)

Gross unrecognized tax benefits at end of year	$11,559	$10,186

The total liability for unrecognized tax benefits is not expected to change materially during fiscal 2010.
14 Discontinued Operations
During fiscal 2007, the Company announced its intention to discontinue the manufacturing of automotive replacement glass products and also announced its decision to sell the remaining portion of the Auto Glass segment that manufactured and sold original equipment manufacturer and aftermarket replacement windshields for the recreational vehicle and bus markets. The Company restated the consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. The Company completed the sale of certain assets related to the business during the third quarter of fiscal 2008. Conclusion of the sale resulted in a pre-tax gain of $5.8 million which is included in earnings from discontinued operations in the consolidated results of operations.
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

(In thousands)	2009	2008	2007

Condensed Statement of Operations from Discontinued Businesses
Net sales	$(66)	$11,119	$26,903

Loss before income taxes (prior to gain on disposal)	(251)	(881)	(4)
Income tax benefit	(91)	(320)	(5)

(Loss) earnings from operations, net of income taxes	(160)	(561)	1
Gain on disposal, net of income taxes	—	5,942	—

Net (loss ) earnings	$(160)	$5,381	$1

(In thousands)	2009	2008

Summary Balance Sheets of Discontinued Businesses
Receivables, net of allowance for doubtful accounts	$—	$234
Accounts payable and accrued liabilities	1,146	1,301
Long-term liabilities	3,397	3,796

15 Quarterly Data (Unaudited)

		Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total

Fiscal 2009
Net sales	$238,468	$244,970	$240,397	$201,667	$925,502
Gross profit	48,998	48,537	55,088	48,125	200,748
Earnings from continuing operations	10,279	12,291	17,677	10,948	51,195
(Loss) earnings from discontinued operations	(77)	(74)	(32)	23	(160)
Net earnings	10,202	12,217	17,645	10,971	51,035
Earnings per share — basic
Earnings from continuing operations	0.36	0.44	0.64	0.41	1.85
(Loss) earnings from discontinued operations	—	—	—	(0.01)	(0.01)
Net earnings	0.36	0.44	0.64	0.40	1.84
Earnings per share — diluted
Earnings from continuing operations	0.36	0.43	0.63	0.40	1.82
(Loss) earnings from discontinued operations	—	—	—	(0.01)	(0.01)
Net earnings	0.36	0.43	0.63	0.39	1.81

Fiscal 2008
Net sales	$209,885	$217,673	$210,975	$243,276	$881,809
Gross profit	42,888	46,863	40,214	55,185	185,150
Earnings from continuing operations	9,725	11,787	7,566	14,092	43,170
Earnings (loss) from discontinued operations	1,971	(313)	3,430	293	5,381
Net earnings	11,696	11,474	10,996	14,385	48,551
Earnings per share — basic
Earnings from continuing operations	0.35	0.42	0.27	0.50	1.52
Earnings (loss) from discontinued operations	0.07	(0.02)	0.12	0.01	0.19
Net earnings	0.42	0.40	0.39	0.51	1.71
Earnings per share — diluted
Earnings from continuing operations	0.34	0.40	0.26	0.49	1.49
Earnings (loss) from discontinued operations	0.06	(0.01)	0.12	0.01	0.18
Net earnings	0.40	0.39	0.38	0.50	1.67

16 Earnings Per Share
Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average common shares outstanding, including the dilutive effects of stock options, SARs and restricted stock. However, when the Company has a loss from continuing operations, diluted earnings per share computations are computed using basic shares. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

(In thousands)	2009	2008	2007

Basic earnings per share — weighted common shares outstanding	27,746	28,319	27,688
Weighted common shares assumed upon exercise of stock options	98	409	365
Unvested shares for deferred compensation plans	337	326	193

Diluted earnings per share — weighted common shares and potential common shares outstanding	28,181	29,054	28,246

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common shares	933	305	24

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
The following table presents certain data for our two segments, and consolidated data, for fiscal 2009, 2008 and 2007.

(In thousands)	2009	2008	2007

Net Sales from continuing operations
Architectural	$854,034	$798,819	$694,888
Large-scale optical	71,476	82,993	84,082
Intersegment elimination	(8)	(3)	(123)

Total	$925,502	$881,809	$778,847

Operating Income (Loss) from continuing operations
Architectural	$64,693	$53,549	$40,323
Large-scale optical	16,897	15,398	10,215
Corporate and other	(3,935)	(2,488)	(2,813)

Total	$77,655	$66,459	$47,725

Depreciation and Amortization from continuing operations
Architectural	$24,018	$19,611	$16,120
Large-scale optical	3,629	2,519	2,240
Corporate and other	1,660	646	176
Total	$29,307	$22,776	$18,536

Capital Expenditures from continuing operations
Architectural	$43,359	$32,108	$37,684
Large-scale optical	8,189	19,103	1,678
Corporate and other	3,636	3,997	531

Total	$55,184	$55,208	$39,893

Identifiable Assets
Architectural	$389,819	$417,092	$329,589
Large-scale optical	72,990	70,738	47,138
Corporate and other	64,875	75,678	72,434

Total	$527,684	$563,508	$449,161

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.
The Company’s fiscal 2008 and 2007 investment in the PPG Auto Glass joint venture and the goodwill associated with that investment of $25.2 million and $27.7 million, respectively, are included in the identifiable assets for Corporate and other. The Company executed its right to sell its minority interest in the PPG Auto Glass joint venture in fiscal 2009. Also included in the identifiable assets for Corporate and other are the VRDN securities available for sale at corporate and the marketable securities available for sale at the Company’s wholly-owned insurance subsidiary of $34.2 million in fiscal 2009, $21.8 million in fiscal 2008 and $19.1 million in fiscal 2007.

Apogee’s export net sales of $73.2 million, $71.4 million and $57.3 million for fiscal 2009, 2008 and 2007, respectively, were less than 10 percent of consolidated net sales each year. No single customer, including government agencies, accounts for 10 percent or more of consolidated net sales. Segment operating income is equal to net sales less cost of sales and operating expenses. Operating income does not include provision for interest expense or income taxes. Corporate and other includes miscellaneous corporate activity not allocable to business segments.
18 Commitments and Contingent Liabilities
Operating lease commitments. As of February 28, 2009, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Total minimum payments	$6,946	$5,761	$4,275	$2,971	$2,068	$3,369	$25,390
Total rental expense was $20.9 million, $19.2 million and $18.5 million in fiscal 2009, 2008 and 2007, respectively.
At February 28, 2009, the Company has one sale and leaseback agreement for a building that provides an option to purchase the building at projected future fair market value upon expiration of the lease in 2014. The lease is classified as an operating lease in accordance with SFAS No. 13, Accounting for Leases. The Company has a deferred gain of $0.6 million under this sale and leaseback transaction, which is included in the balance sheet caption as accrued expenses and other long-term liabilities. The average annual lease payment over the life of the remaining lease is $0.4 million.
Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to obtain a surety or performance bond that commits payments to its customers for any non-performance on its behalf. At February 28, 2009, $190.4 million of the Company’s backlog was bonded by performance bonds with a face value of $452.8 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. With respect to the current portfolio of businesses, the Company has never been required to pay on these performance-based bonds.
Guarantees and warranties. The Company accrues for warranty exposures and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

(In thousands)	2009	2008

Beginning warranty accrual	$4,617	$4,324
Additional accruals	8,073	6,099
Claims paid	(7,617)	(5,806)

Ending warranty accrual	$5,073	$4,617

Letters of credit. At February 28, 2009, the Company had ongoing letters of credit related to its construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company was obligated as of February 28, 2009 was approximately $10.0 million. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of February 28, 2009, $8.9 million of letters of credit had been issued under the facility.
Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. At February 28, 2009, these obligations totaled $6.3 million.
Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of February 28, 2009, future payments of $0.8 million were committed under such agreements.
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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter covered by this report that would have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The other information required by this item, other than the information set forth in Part I above under the heading “Executive Officers of the Registrant,” is set forth under the headings “Proposal 1: Election of Directors,” “Corporate Governance — Procedures for Shareholder Recommendations or Nominations of Director Candidates,” “Corporate Governance — Board Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Audit Committee” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 24, 2009, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is set forth under the headings “Executive Compensation” and “Non-Employee Director Compensation” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 24, 2009, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth under the headings “Proposal 2: Approval of the Apogee Enterprises, Inc. 2009 Stock Incentive Plan — Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 24, 2009, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth under the heading “Certain Relationships and Related Transactions” and “Corporate Governance — Board Independence” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 24, 2009, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth under the headings “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm — Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “— Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 24, 2009, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end. This information is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)	List of documents filed as a part of this report:
1.	Financial Statements — The consolidated financial statements of the Company are set forth in Item 8 of Part II of this report.

2.	Financial Statement Schedules — Valuation and Qualifying Accounts

					Balance
	Balance at		Charged to	Deductions	at End
	Beginning		Costs and	from	of
(In thousands)	of Period	Acquisition	Expenses	Reserves (1)	Period

Allowances for doubtful receivables
For the year ended Feb. 28, 2009	$1,743	$—	$1,684	$1,353	$2,074
For the year ended March 1, 2008	1,967	284	552	1,060	1,743
For the year ended March 3, 2007	2,407	—	887	1,327	1,967

(1)	Net of recoveries
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits — See Item (b) below.

b)	Exhibits marked with an asterisk (*) identify each management contract or compensatory plan or arrangement. Exhibits marked with a pound sign (#) are filed herewith. The remainder of the exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference.

Exhibit No.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

3.2	Amended and Restated Bylaws of Apogee Enterprises, Inc., as amended through January 24, 2006. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 30, 2006.

4.1	Specimen certificate for shares of common stock of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 4A to Registrant’s Annual Report on Form 10-K for the year ended March 2, 2002.

4.2	Amended and Restated Rights Agreement dated November 12, 2001, between Registrant and The Bank of New York. Incorporated by reference to Exhibit 1 to Registrant’s Form 8-A/A filed on November 30, 2001.

10.1*	1997 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit A of Registrant’s proxy statement for the 1997 Annual Meeting of Shareholders filed on May 16, 1997.

10.2*	Resignation Agreement between Apogee Enterprises, Inc. and James L. Martineau. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.3*	Apogee Enterprises, Inc. Executive Supplemental Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.4*	Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement), First Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement) and Second Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement). Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 29, 2008.

10.5*	Third Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement). Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on October 15, 2008.

10.6*	Form of Change In Control Severance Agreement between the Registrant and certain senior executive officers of the Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 4, 2008.

10.7	Stock Purchase Agreement dated November 10, 1998 between Apogee Enterprises, Inc. and CompuDyne Corporation. Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on November 12, 1998.

10.8	Stock Purchase Agreement between the Registrant and CH Holdings, Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on April 23, 1999.

10.9*	Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 17, 2006.

10.10*	First Amendment of Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.11	Contribution and Assumption Agreement dated June 13, 2000, among PPG Industries, Inc., the Registrant, certain subsidiaries of the Company and PPG Auto Glass, LLC. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 1, 2000.

10.12	Limited Liability Company Agreement dated June 13, 2000, between PPG Industries, Inc. and the Registrant. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on August 1, 2000.

10.13*	Apogee Enterprises, Inc. Amended and Restated 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2006.

10.14*	Apogee Enterprises, Inc. Amended and Restated Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2007.

10.15*	Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of May 1, 2003). Incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

Exhibit No.
10.16*	First Amendment of Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of May 1, 2003). Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.17*	Form of Stock Appreciation Rights Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 19, 2005.

10.18*	Form of Performance Share Agreement (2005) under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on April 19, 2005.

10.19*	Apogee Enterprises, Inc. Non-Employee Director Charitable Matching Contribution Program. Incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the year-ended February 26, 2005.

10.20	Credit Agreement, dated as of May 4, 2005, between Apogee Enterprises, Inc. and banks party to the agreement, including related contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 10, 2005.

10.21*	Form of Non-Employee Director Stock Option Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 16, 2005.

10.22*	Form of Performance Share Agreement (2006) under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year-ended February 25, 2006.

10.23*	Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on October 17, 2006.

10.24*	First Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 15, 2008.

10.25*	Second Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.26*	Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on October 17, 2006.

10.27*	First Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on October 15, 2008.

10.28*	Second Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.29	Amendment No. 1, dated as of November 14, 2006, to Credit Agreement, dated as of May 4, 2005, among Apogee Enterprises, Inc. and banks party to the agreement, including related contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2006.

10.30*	Resignation Agreement by and between Apogee Enterprises, Inc. and Michael B. Clauer effective as of November 20, 2006. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2006.

10.31*	Bonus Award Agreement between the Registrant and Russell Huffer dated as of May 1, 2007. Incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the year-ended March 1, 2008.

10.32*	Bonus Award Agreement between the Registrant and Russell Huffer dated as of April 29, 2008. Incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the year-ended March 1, 2008.

10.33*	Bonus Award Agreement between the Registrant and James S. Porter dated as of April 29, 2008. Incorporated by reference to Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the year-ended March 1, 2008.

10.34*	Bonus Award Agreement between the Registrant and Patricia A. Beithon dated as of April 29, 2008. Incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the year-ended March 1, 2008.

Exhibit No.
10.35*	Form of Change In Control Severance Agreement between the Registrant and Gregory A. Silvestri effective as of May 5, 2008. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 8, 2008.

10.36	Amendment No. 2, dated as of December 18, 2008, to Credit Agreement, dated as of May 4, 2005, among the Registrant and banks party to the agreement, including related contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 23, 2008.
21#	Subsidiaries of the Registrant.

23#	Consent of Deloitte & Touche LLP.

31.1#	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2#	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2009.

APOGEE ENTERPRISES, INC.
By:	/s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2009.

Signature	Title	Signature	Title
/s/ Russell Huffer	Chairman, President, CEO and Director (Principal Executive Officer)	/s/ James S. Porter	CFO (Principal Financial and Accounting Officer)

Russell Huffer		James S. Porter

/s/ Bernard P. Aldrich	Director	/s/ Robert J. Marzec	Director

Bernard P. Aldrich		Robert J. Marzec

/s/ Jerome L. Davis	Director	/s/ Stephen C. Mitchell	Director

Jerome L. Davis		Stephen C. Mitchell

/s/ Sara L. Hays	Director	/s/ Richard V. Reynolds	Director

Sara L. Hays		Richard V. Reynolds

/s/ John T. Manning	Director	/s/ David E. Weiss	Director

John T. Manning		David E. Weiss

/s/ James L. Martineau James L. Martineau	Director