Form 10-Q
period 2009-05-30
APOGEE ENTERPRISES INC
filed 2009-07-09
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 6, 2009, 27,908,171 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	May 30, 2009	February 28, 2009
Assets
Current assets
Cash and cash equivalents	$15,806	$12,994
Short-term investments	15,031	14,066
Receivables, net of allowance for doubtful accounts	140,293	148,608
Inventories	35,792	39,484
Refundable income taxes	1,943	5,482
Deferred tax assets	4,066	4,066
Other current assets	4,625	3,988

Total current assets	217,556	228,688

Property, plant and equipment, net	199,084	203,514
Marketable securities available for sale	17,751	20,160
Goodwill	58,518	58,518
Intangible assets	15,563	16,302
Other assets	385	502

Total assets	$508,857	$527,684

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$36,805	$45,022
Accrued payroll and related benefits	16,544	25,530
Accrued self-insurance reserves	7,153	8,317
Other accrued expenses	18,468	22,432
Current liabilities of discontinued operations	1,134	1,146
Billings in excess of costs and earnings on uncompleted contracts	53,494	54,845

Total current liabilities	133,598	157,292

Long-term debt	8,400	8,400
Unrecognized tax benefits	16,089	15,614
Long-term self-insurance reserves	11,857	11,849
Deferred tax liabilities	4,119	4,254
Other long-term liabilities	10,335	10,254
Liabilities of discontinued operations	3,341	3,397

Commitments and contingent liabilities (Note 13)

Shareholders’ equity
Common stock of $0.33 1/3 par value; authorized 50,000,000 shares; issued and outstanding 27,904,854 and 27,781,488, respectively	9,302	9,260
Additional paid-in capital	98,040	97,852
Retained earnings	213,808	209,537
Common stock held in trust	(1,046)	(1,046)
Deferred compensation obligations	1,046	1,046
Accumulated other comprehensive loss	(32)	(25)

Total shareholders’ equity	321,118	316,624

Total liabilities and shareholders’ equity	$508,857	$527,684

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended
(In thousands, except per share data)	May 30, 2009	May 31, 2008
Net sales	$180,851	$238,468
Cost of sales	139,408	189,470

Gross profit	41,443	48,998
Selling, general and administrative expenses	29,753	32,364

Operating income	11,690	16,634
Interest income	230	238
Interest expense	172	492
Other income, net	29	71
Equity in loss of affiliated companies	—	(379)

Earnings from continuing operations before income taxes	11,777	16,072
Income tax expense	4,257	5,793

Earnings from continuing operations	7,520	10,279
Loss from discontinued operations, net of income taxes	—	(77)

Net earnings	$7,520	$10,202

Earnings per share – basic
Earnings from continuing operations	$0.27	$0.36
Loss from discontinued operations	—	—

Net earnings	$0.27	$0.36

Earnings per share – diluted
Earnings from continuing operations	$0.27	$0.36
Loss from discontinued operations	—	—

Net earnings	$0.27	$0.36

Weighted average basic shares outstanding	27,389	28,213
Weighted average diluted shares outstanding	27,650	28,751

Cash dividends declared per common share	$0.0815	$0.0740

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
(In thousands)	May 30, 2009	May 31, 2008
Operating Activities
Net earnings	$7,520	$10,202
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss from discontinued operations	—	77
Depreciation and amortization	7,292	6,613
Stock-based compensation	400	1,541
Deferred income taxes	(131)	318
Excess tax benefits from stock-based compensation	(59)	(1,188)
Equity in loss of affiliated companies	—	379
Loss (gain) on disposal of assets	6	(54)
Other, net	136	24
Changes in operating assets and liabilities:
Receivables	8,315	8,003
Inventories	3,692	(1,202)
Accounts payable and accrued expenses	(24,447)	(25,968)
Billings in excess of costs and earnings on uncompleted contracts	(1,351)	9,524
Refundable and accrued income taxes	4,011	(1,913)
Other, net	(627)	(1,393)

Net cash provided by continuing operating activities	4,757	4,963

Investing Activities
Capital expenditures	(2,254)	(23,290)
Proceeds from sales of property, plant and equipment	27	78
Acquisition of businesses, net of cash acquired	—	(8)
Purchases of short-term investments and marketable securities	(6,572)	(15,016)
Sales/maturities of short-term investments and marketable securities	8,005	14,971

Net cash used in investing activities	(794)	(23,265)

Financing Activities
Net proceeds from revolving credit agreement	—	15,200
Stock issued to employees, net of shares withheld	(1,142)	(2,556)
Repurchase and retirement of common stock	—	(3,158)
Excess tax benefits from stock-based compensation	59	1,188

Net cash (used in) provided by financing activities	(1,083)	10,674

Cash Flows of Discontinued Operations
Net cash used in operating activities	(68)	(84)

Net cash used in discontinued operations	(68)	(84)

Increase (decrease) in cash and cash equivalents	2,812	(7,712)
Cash and cash equivalents at beginning of year	12,994	12,264

Cash and cash equivalents at end of period	$15,806	$4,552

Noncash Activity
Capital expenditures in accounts payable	$88	$(620)
Dividends in accounts payable	2,274	2,131

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 28, 2009. The results of operations for the three-month period ended May 30, 2009 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 30, 2009 and February 28, 2009, and the results of operations and cash flows for the three-month periods ended May 30, 2009 and May 31, 2008.

The Company’s fiscal year ends on the Saturday closest to the last day of February. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.	New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations (SFAS No. 141R), which replaces SFAS No. 141. SFAS No. 141R requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, the Company’s fiscal 2010. The Company’s adoption of SFAS No. 141R as of the beginning of fiscal 2010 had no impact on the Company’s consolidated results of operations and financial condition as of May 30, 2009; however, future business combinations will be recorded and disclosed in accordance with this statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). This standard requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, the Company’s fiscal year 2010. The Company adopted SFAS No. 160 as of the beginning of fiscal 2010, which had no impact on the Company’s consolidated results of operations and financial condition as presented herein.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2, Effective Date of FASB Statement No. 157, (FSP FAS No. 157-2), that partially deferred the effective date of SFAS No. 157, Fair Value Measurements, for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted FSP FAS No. 157-2 on March 1, 2009. The adoption of FSP FAS No. 157-2 did not impact the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FSP FAS No. 157-4), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS No. 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim reporting periods ending after June 15, 2009, the second quarter of the Company’s fiscal 2010. FSP FAS No. 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company is in the process of evaluating FSP FAS No. 157-4 and does not expect it will have a significant impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS No. 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. FSP FAS No. 115-2 is effective for interim and annual periods ending after June 15, 2009, the second quarter of the Company’s fiscal 2010. The Company is in the process of evaluating FSP FAS No. 115-2 and does not expect it will have a significant impact on its consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1 (FSP FAS No. 107-1 and APB No. 28-1), Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009, the second quarter of the Company’s fiscal 2010. The Company is in the process of evaluating FSP FAS No. 107-1 and APB No. 28-1 and does not expect it will have a significant impact on the Company’s consolidated results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, the second quarter of the Company’s fiscal 2010, and shall be applied prospectively. The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

3.	Stock-Based Compensation

Stock Incentive Plan

The 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan (the Plans) provide for the issuance of 3,400,000 and 2,500,000 shares, respectively, for various forms of stock-based compensation to employees and non-employee directors. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights (SARs), are granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. Nonvested share awards and nonvested share unit awards are also included in these Plans. Outstanding options issued to employees generally vest over a four-year period, outstanding SARs vest over a three-year period and outstanding options issued to non-employee directors vest at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards and nonvested share unit awards generally vest over a two, three or four-year period.

The 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under the plan, although vesting and exercises of options and vesting of nonvested share awards previously granted thereunder will still occur in accordance with the terms of the various grants.

On June 24, 2009, shareholders approved the Apogee Enterprises, Inc. 2009 Stock Incentive Plan (2009 Incentive Plan) and the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan (2009 Director Plan). The 2009 Incentive Plan provides for the issuance of 1,400,000 shares pursuant to awards of various forms of stock-based compensation to employees, and the 2009 Director Plan provides for the issuance of 150,000 shares pursuant to awards of various forms of stock-based compensation to non-employee directors. Upon adoption of these new plans, no new grants will be made under the 2002 Omnibus Stock Incentive Plan, although vesting and exercise of options and SARs, and vesting of nonvested share awards previously granted thereunder will still occur in accordance with the terms of the various grants.

Total stock-based compensation expense included in the results of operations for the three months ended May 30, 2009 and May 31, 2008, was $0.4 million and $1.5 million, respectively. At May 30, 2009, there was $1.7 million of total unrecognized compensation cost related to SAR awards, which is expected to be recognized over a weighted average period of approximately 18 months.

Cash proceeds from the exercise of stock options were $0.2 million and $0.4 million for the three months ended May 30, 2009 and May 31, 2008, respectively.

There were no options or SARs issued in the first quarter of fiscal 2010. The weighted average fair value per option or SAR at the date of grant for those granted in fiscal 2009 was $7.63. The aggregate intrinsic value of these securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised during the three months ended May 30, 2009 and May 31, 2008 was $0.1 million and $1.5 million, respectively.

The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants through the first three months of fiscal 2009.

Three months ended May 31, 2008
Dividend yield	1.3%
Expected volatility	41.9%
Risk-free interest rate	3.2%
Expected lives	4.5 years

The expected stock price volatility is based on historical experience. The risk-free interest rate is based on the U.S. Treasury Strip rate, whose term is consistent with the expected life of the Company’s stock options. The expected life, the average time an option grant is outstanding, and forfeiture rates are estimated based on historical experience.

The following table summarizes the stock option and SARs transactions under the Plans for the three months ended May 30, 2009:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at February 28, 2009	1,648,876	$17.15
Options and SARs granted	—	—
Options exercised	(18,826)	9.21
Options canceled	(5,813)	12.26

Outstanding at May 30, 2009	1,624,237	$17.26	6.2 years	$733,538

Vested or expected to vest at May 30, 2009	1,599,050	$17.18	6.2 years	$733,538

Exercisable at May 30, 2009	1,394,702	$16.43	5.8 years	$733,538

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

Executive Compensation Program

In fiscal 2006, the Company implemented an executive compensation program to provide for a greater portion of total compensation to be delivered to key employees selected by the Compensation Committee of the Board of Directors through long-term incentives using performance shares, SARs and nonvested shares. Performance shares have been issued at the beginning of each fiscal year in the form of nonvested share awards. Starting in fiscal 2010, the Company issued performance shares in the form of nonvested share unit awards, which give the recipient the right to receive shares earned at the vesting date. The number of shares or share units issued at grant is equal to the target number of performance shares and allows for the right to receive an additional number of shares based on meeting pre-determined Company performance goals.

The following table summarizes the nonvested share award transactions, including performance shares and performance share units, under the Plans and the Company’s Partnership Plan for the three months ended May 30, 2009:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 28, 2009	694,702	$17.45
Granted*	406,562	13.65
Vested	(243,981)	15.08
Canceled	(317)	18.94

Nonvested at May 30, 2009**	856,966	$16.32

*	Includes 196,957 performance share units granted at target in fiscal 2010.
**	Includes a total of 460,853 performance shares and performance share units granted and outstanding at target for fiscal 2008, 2009 and 2010.

At May 30, 2009, there was $5.2 million of total unrecognized compensation cost related to nonvested share and performance share unit awards, which is expected to be recognized over a weighted average period of approximately 29 months. The total fair value of shares vested during the current period was $3.3 million.

4.	Earnings per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended
(In thousands)	May 30, 2009	May 31, 2008
Basic earnings per share – weighted common shares outstanding	27,389	28,213
Weighted common shares assumed upon exercise of stock options	—	224
Unvested shares for deferred compensation plans	261	314

Diluted earnings per share – weighted common shares and potential common shares outstanding	27,650	28,751

Earnings per share – basic	$0.27	$0.36
Earnings per share – diluted	0.27	0.36

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	1,429	630

5.	Inventories

(In thousands)	May 30, 2009	Feb. 28, 2009
Raw materials	$13,337	$15,385
Work-in-process	9,284	9,878
Finished goods	11,720	13,558
Costs and earnings in excess of billings on uncompleted contracts	1,451	663

Total inventories	$35,792	$39,484

6.	Equity Investment

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

7.	Fair Value Measurements

The Company adopted SFAS No. 157 as of March 2, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
Cash equivalents	$14,325	$—	$—	$14,325
Short-term investments	995	14,036	—	15,031
Marketable debt securities	—	17,751	—	17,751

Total	$15,320	$31,787	$—	$47,107

Cash equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are stated at cost, which approximates fair value, and are classified as Level 1 in the valuation hierarchy.

Short-term investments

The Company has marketable securities of $15.0 million as of May 30, 2009, consisting primarily of variable rate demand note (VRDN) securities and a U.S. Treasury Bill. The Company’s VRDN investments are of high credit quality and secured by direct-pay letters of credit from major financial institutions. These investments have variable rates tied to short-term interest rates. Interest rates are reset weekly and these VRDN securities can be tendered for sale upon notice (every seven days) to the trustee. Although the Company’s VRDN securities are issued and rated as long-term securities (with maturities ranging from 2025 through 2052), they are priced and traded as short-term instruments. The Company classifies these short-term investments as “available-for-sale” in accordance with SFAS No. 115, Accounting for Certain Instruments in Debt and Equity Securities. The VRDN securities are carried at fair market value based on prices from recent trades of similar securities and are classified as Level 2 in the valuation hierarchy. The U.S. Treasury Bill is carried at fair market value and is classified as Level 1 in the valuation hierarchy.

Marketable securities available for sale

The Company’s wholly owned insurance subsidiary, Prism, insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. Prism’s fixed maturity investments are classified as “available-for-sale” and are carried at market value as prescribed by SFAS No. 115 and are reported as marketable securities available for sale in the consolidated balance sheet. Unrealized gains and losses are reported in accumulated other comprehensive loss, net of income taxes, until the investments are sold or upon impairment. These investments are carried at fair value based on prices from recent trades of similar securities and are classified as Level 2 in the valuation hierarchy.

8.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the three months ended May 30, 2009 is detailed below.

(In thousands)	Architectural	Large-Scale Optical	Total
Balance at February 28, 2009 and May 30, 2009	$47,961	$10,557	$58,518

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	May 30, 2009			February 28, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$2,068	$(1,631)	$437	$2,068	$(1,601)	$467
Non-compete agreements	5,839	(3,413)	2,426	5,839	(3,187)	2,652
Customer relationships	12,092	(4,259)	7,833	12,092	(3,908)	8,184
Purchased intellectual property	5,800	(933)	4,867	5,800	(801)	4,999

Total	$25,799	$(10,236)	$15,563	$25,799	$(9,497)	$16,302

Amortization expense on these identifiable intangible assets was $0.7 million and $1.0 million for the three months ended May 30, 2009 and May 31, 2008, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At May 30, 2009, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2010 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014
Estimated amortization expense	$2,193	$2,334	$2,048	$1,701	$1,051

9.	Long-Term Debt

The Company maintains a $100.0 million revolving credit facility, which expires in November 2011. No borrowings were outstanding as of May 30, 2009 or February 28, 2009. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at May 30, 2009 was $251.6 million, whereas the Company’s net worth as defined in the credit facility was $321.1 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.08 at May 30, 2009. If the Company is not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At May 30, 2009, the Company was in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds at May 30, 2009 and February 28, 2009 that mature in fiscal years 2021 through 2023.

Interest payments were $0.4 million and $0.8 million for the three-month periods ended May 30, 2009 and May 31, 2008, respectively. As a portion of the total interest expense related to funds borrowed to purchase major facilities, information systems and equipment installations, the Company capitalized a portion of the interest payments and will depreciate them over the lives of the related assets. Capitalized interest for the three months ended May 31, 2008 was $0.2 million, and no interest was capitalized during the three months ended May 30, 2009.

10.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officers’ Supplemental Executive Retirement Plan (SERP) and Tubelite, Inc. Hourly Employees’ Pension Plan (Tubelite Plan) for the three-month periods ended May 30, 2009 and May 31, 2008, were as follows:

	Three months ended
(In thousands)	May 30, 2009	May 31, 2008
Service cost	$—	$13
Interest cost	171	184
Expected return on assets	(44)	(63)
Amortization of unrecognized transition amount	(1)	(6)
Amortization of prior service cost	—	59
Amortization of unrecognized net loss	15	27

Net periodic benefit cost	$141	$214

On October 8, 2008, the Company’s Board of Directors adopted an amendment to the SERP providing that no more benefits will accrue to plan participants as of December 31, 2008. Plan participants will continue to earn service for the purpose of becoming vested in the benefits they had accrued as of December 31, 2008.

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

The total gross liability for unrecognized tax benefits at May 30, 2009 and February 28, 2009 was approximately $16.1 million and $15.6 million, respectively. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. There were no material adjustments to the recorded liability for unrecognized tax benefits during the three months ended May 30, 2009. The total liability for unrecognized tax benefits is not expected to change materially during the next 12 months.

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

	Three Months Ended
(In thousands)	May 30, 2009	May 31, 2008
Condensed Statement of Operations from Discontinued Businesses
Net sales	$—	$(11)

Loss before income taxes	—	(120)
Income tax benefit	—	(43)

Loss from operations, net of income taxes	—	(77)
Gain (loss) on disposal, net of income taxes	—	—

Net loss	$—	$(77)

(In thousands)	May 30, 2009	February 28, 2009
Summary Balance Sheets of Discontinued Businesses
Accounts payable and accrued liabilities	$1,134	$1,146
Long-term liabilities	3,341	3,397

13.	Commitments and Contingent Liabilities

Operating lease commitments. As of May 30, 2009, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total
Total minimum payments	$5,162	$5,565	$4,076	$2,832	$2,014	$3,366	$23,015

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to provide a surety or performance bond that commits payments to its customers for any non-performance by the Company. At May 30, 2009, $167.0 million of the Company’s backlog was bonded by performance bonds with a face value of $434.6 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to pay on these performance-based bonds with respect to any of the current portfolio of businesses.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

	Three months ended
(In thousands)	May 30, 2009	May 31, 2008
Balance at beginning of period	$5,073	$4,617
Additional accruals	1,068	645
Claims paid	(1,389)	(1,442)

Balance at end of period	$4,752	$3,820

Letters of credit. At May 30, 2009, the Company had ongoing letters of credit related to its construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company was obligated as of May 30, 2009 was approximately $10.1 million. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of May 30, 2009, $8.9 million of letters of credit had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of May 30, 2009, these obligations totaled $4.2 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of May 30, 2009, future payments of $0.7 million were committed under such agreements.

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

14.	Comprehensive Earnings

	Three months ended
(In thousands)	May 30, 2009	May 31, 2008
Net earnings	$7,520	$10,202
Unrealized gain on derivatives, net of $36 tax expense	—	63
Unrealized (loss) gain on marketable securities, net of $(4) and $74 tax (benefit) expense, respectively	(7)	137

Comprehensive earnings	$7,513	$10,402

15.	Segment Information

The following table presents sales and operating income data for the Company’s two segments, and on a consolidated basis, for the three months ended May 30, 2009, as compared to the corresponding period a year ago.

	Three months ended
(In thousands)	May 30, 2009	May 31, 2008
Net Sales from Continuing Operations
Architectural	$166,701	$220,720
Large-Scale Optical	14,155	17,749
Intersegment Eliminations	(5)	(1)

Net Sales	$180,851	$238,468

Operating Income (Loss) from Continuing Operations
Architectural	$10,756	$14,843
Large-Scale Optical	1,983	3,271
Corporate and Other	(1,049)	(1,480)

Operating Income	$11,690	$16,634

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

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

and Tubelite, Inc, a fabricator of aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry. Our LSO segment consists of Tru Vue, Inc., a manufacturer of value-added glass and acrylic for the custom picture framing and commercial optics markets.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended February 28, 2009 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three-month periods of the current and past fiscal year.

	Three months ended
(Percent of net sales)	May 30, 2009	May 31, 2008
Net sales	100.0%	100.0%
Cost of sales	77.1	79.5

Gross profit	22.9	20.5
Selling, general and administrative expenses	16.4	13.5

Operating income	6.5	7.0
Interest income	0.1	0.1
Interest expense	0.1	0.2
Other expense, net	—	—
Equity in loss of affiliated companies	—	(0.2)

Earnings from continuing operations before income taxes	6.5	6.7
Income tax expense	2.3	2.4

Earnings from continuing operations	4.2	4.3
Loss from discontinued operations, net of income taxes	—	—

Net earnings	4.2%	4.3%

Effective tax rate for continuing operations	36.1%	36.0%

Highlights of First Quarter Fiscal 2010 Compared to First Quarter of Fiscal 2009

•

Consolidated net sales decreased $57.6 million, or 24.2 percent, for the first quarter ended May 30, 2009 compared to the prior-year period. The architectural glass and installation businesses were the primary drivers of the decrease as the overall commercial construction market declines have resulted in lower demand and project delays. These businesses were also impacted by the timing of project flow and cancellations experienced during the second half of last year.

•

Gross profit as a percent of sales for the quarter ended May 30, 2009 increased to 22.9 percent from 20.5 percent in the prior-year period, an increase of 2.4 percentage points. The increase in gross margins was primarily due to improvements in the installation and window business margins as a result of project mix and execution in this business. Overall during the quarter, we managed costs and productivity to realize strong gross margins in this difficult environment.

•

Selling, general and administrative expenses for the first quarter increased as a percent of net sales to 16.4 percent from 13.5 percent in the prior-year period but were down $2.6 million. The decrease in spending relates to reduced long-term executive compensation expenses, primarily related to lower projected payouts of stock-based incentives on lower expected future-year results; lower sales and marketing expenses; and reduced salaries and employee-related expenses due to headcount reductions. The increase as a percent of sales was largely due to our inability to leverage expenses over a lower level of sales dollars.

•	Interest expense decreased $0.3 million in the first quarter of fiscal 2010 from the prior-year period due to reduced debt levels.

•

During the third quarter of fiscal 2009 and in connection with PPG’s sale of its automotive replacement glass businesses, we executed our right to sell our minority interest in the PPG Auto Glass joint venture, and therefore we had no impact from the joint venture in the current-year quarter. During fiscal 2009, the joint venture was negatively impacted by soft conditions in the auto glass replacement market, resulting in a $0.4 million loss in the first quarter.

Segment Analysis

The following table presents sales and operating income data for our two segments and on a consolidated basis for the three-month period ended May 30, 2009, when compared to the corresponding period a year ago.

	Three months ended
(In thousands)	May 30, 2009	May 31, 2008	% Change
Net Sales from Continuing Operations
Architectural	$166,701	$220,720	(24.5)%
Large-Scale Optical	14,155	17,749	(20.2)
Intersegment Eliminations	(5)	(1)	NM

Net Sales	$180,851	$238,468	(24.2)%

Operating Income (Loss) from Continuing Operations
Architectural	$10,756	$14,843	(27.5)%
Large-Scale Optical	1,983	3,271	(39.4)
Corporate and Other	(1,049)	(1,480)	29.1

Operating Income	$11,690	$16,634	(29.7)%

NM = not meaningful

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•

First-quarter net sales of $166.7 million decreased 24.5 percent from the prior-year period due to difficult market conditions with continued tight commercial real estate credit. The architectural glass and installation businesses both saw decreases in revenue year-over-year due to project delays, timing of project flow and cancellations experienced in the second half of last year.

•

Operating income of $10.8 million in the current quarter was down 27.5 percent from the prior-year period, while operating margins decreased 0.2 percentage points to 6.5 percent from 6.7 percent in the prior-year period. While operating income was down due to the lower sales levels, operating margins remained relatively consistent due to solid execution in the installation and window businesses on projects bid during stronger market conditions, along with productivity improvements and ongoing cost cutting measures at all businesses within the segment. These items were partially offset by the impact of lower volume, primarily in our architectural glass business, where we have a higher fixed-cost base.

•

Architectural backlog at May 30, 2009 decreased to $310.0 million from $491.0 million in the prior-year period, and was relatively flat compared to the $316.2 million reported at the end of fiscal 2009. Slow bid-to-award timing is impacting backlog, despite steady bidding activity. We expect approximately $253.6 million of this backlog to flow during the remainder of fiscal 2010.

Large-Scale Optical Technologies (LSO)

•

First quarter revenues were $14.2 million, down 20.2 percent from the prior-year period. The decrease was due primarily to weak custom picture framing market conditions. However, we have continued to convert customers to our value-added picture framing products.

•

Operating income of $2.0 million in the quarter was down 39.4 percent from the prior-year period, and operating margins decreased to 14.0 percent from 18.4 percent in the prior-year period. The decrease in operating income and margins was due the impact of lower volume, which was partially offset by a strong mix of better value-added picture framing products as our efforts to convert this market continued.

Consolidated Backlog

•	At May 30, 2009, our consolidated backlog was $311.2 million, down 36.9 percent from the prior-year period and relatively flat compared to the $317.4 million reported at the end of fiscal 2009.

•	The backlog of the Architectural segment represented more than 99 percent of consolidated backlog.

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

Liquidity and Capital Resources

	Three months ended
(Cash effect, in thousands)	May 30, 2009	May 31, 2008
Net cash provided by continuing operating activities	$4,757	$4,963
Capital expenditures	(2,254)	(23,290)
Net change in borrowings	—	15,200

Operating activities. Cash provided by operating activities of continuing operations was $4.8 million for the first three months of fiscal 2010, compared to $5.0 million in the prior-year period, on lower earnings. We experience seasonally high cash outflow from operations in the first quarter as a result of payments made to fund annual incentive compensation and retirement plan contributions, which impacted both fiscal 2010 and 2009 operating cash flows.

Non-cash working capital (current assets, excluding cash and short-term investments, less current liabilities) was $53.1 million at May 30, 2009 or 6.1 percent of last 12-month sales, our key metric. This compares to 4.8 percent at February 28, 2009 and 9.2 percent at May 31, 2008. The deterioration from year-end was due to the seasonally high cash outflow mentioned above and the current market conditions, which we believe will continue to negatively impact this metric. The improvement over the prior-year period is largely the result of initiatives to expedite billings and collections.

Investing Activities. Through the first quarter of fiscal 2010, investing activities used $0.8 million of cash, compared to $23.3 million in the same period last year. New capital investments through the first three months of fiscal 2010 totaled $2.3 million, compared to $23.3 million in the prior-year period. Prior-year spending was primarily for productivity improvements and capacity expansions in both operating segments.

We expect fiscal 2010 capital expenditures to be less than $20 million for productivity and new green products, maintenance and safety expenditures. We believe our factories are modern and have excess capacity given current market conditions; accordingly we are also focusing on productivity improvements and product enhancements, including “green” product offerings, with minimal use of capital.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings remained consistent at $8.4 million as of May 30, 2009, compared to the February 28, 2009 levels, and consisted solely of industrial development bonds. Total outstanding borrowings at May 31, 2008 were $73.4 million. Through cash generated from operations and the sale of our interest in PPG Auto Glass, we have reduced the amount of debt outstanding. Our debt-to-total-capital ratio was 2.5 percent at May 30, 2009, compared to 2.6 percent at February 28, 2009.

We did not pay any dividends during the first quarter of either fiscal 2010 or 2009. This was due to the timing of quarterly dividend payments whereby, although declared, no payments were made in either quarter. We expect to continue to make quarterly dividend payments and spend approximately $9.1 million on dividends for the year.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. We repurchased 535,324 shares in the open market under this program, for a total of $7.2 million, through February 25, 2006. No share repurchases were made under this plan during fiscal 2007. We repurchased 338,569 shares in the open market during fiscal 2008 for $5.4 million. During fiscal 2009, we repurchased 1,130,230 shares in the open market for $14.6 million under the program. There have been no share repurchases during the first three months of fiscal 2010. Therefore, we have purchased a total of 2,004,123 shares, at a total cost of $27.3 million, since the inception of this program. We have remaining authority to repurchase 1,245,877 shares under this program, which has no expiration date, although we do not expect to repurchase any shares during the remainder of fiscal 2010.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of May 30, 2009:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2010 Remaining	2011	2012	2013	2014	Thereafter	Total
Continuing Operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$8,400	$8,400
Operating leases (undiscounted)	5,162	5,565	4,076	2,832	2,014	3,366	23,015
Purchase obligations	3,890	343	—	—	—	—	4,233
Other obligations	626	36	—	—	—	—	662

Total cash obligations	$9,678	$5,944	$4,076	$2,832	$2,014	$11,766	$36,310

We maintain a $100.0 million revolving credit facility, which expires in November 2011. No borrowings were outstanding as of May 30, 2009. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at May 30, 2009 was $251.6 million, whereas our net worth as defined in the credit facility was $321.1 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 0.08 at May 30, 2009. If we are not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At May 30, 2009, we were in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

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

We have purchase obligations for raw material commitments and capital expenditures. As of May 30, 2009, these obligations totaled $4.2 million.

The other obligations relate to non-compete and consulting agreements with current and former employees.

We expect to make contributions of $0.5 million to our defined benefit pension plans in fiscal 2010. The fiscal 2010 expected contributions will equal or exceed our minimum funding requirements.

As of May 30, 2009, we had $16.1 million and $2.2 million of unrecognized tax benefits and environmental liabilities, respectively. We are unable to reasonably estimate in which future periods these amounts will ultimately be settled.

At May 30, 2009, we had ongoing letters of credit related to construction contracts and certain industrial development bonds. The letters of credit by expiration period were as follows at May 30, 2009:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2010 Remaining	2011	2012	2013	2014	Thereafter	Total
Standby letters of credit	$1,476	$—	$—	$—	$—	$8,653	$10,129

In addition to the above standby letters of credit, which were predominantly issued for our industrial development bonds, we are required, in the ordinary course of business, to provide a surety or performance bond that commits payments to our customers for any non-performance by us. At May 30, 2009, $167.0 million of our backlog was bonded by performance bonds with a face value of $434.6 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to pay on these performance-based bonds with respect to any of our current portfolio of businesses.

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

Outlook

We are facing an unprecedented level of uncertainty in fiscal 2010. The following statements are based on our current expectations for full-year fiscal 2010 results. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year will be down at least 15 percent compared to fiscal 2009.

•	Operating margins are expected to be in the mid-single digits.

•	Full-year capital expenditures are projected to be less than $20 million.

Related Party Transactions

No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Critical Accounting Policies

No material changes have occurred in the disclosure with respect to our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred to the disclosures of quantitative and qualitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Item 4:	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

There were no material changes to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2010:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
March 1, 2009 through March 28, 2009	98	$11.21	—	1,245,877
March 29, 2009 through April 25, 2009	79,227	12.38	—	1,245,877
April 26, 2009 through May 30, 2009	25,423	12.89	—	1,245,877
Total	104,748	12.42	—	1,245,877

(a)    The shares in this column represent shares that were surrendered to us by plan participants to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.

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

Item 6.	Exhibits

10.1	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on June 30, 2009.

10.2	Apogee Enterprises, Inc. 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 filed on June 24, 2009.

10.3	Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed on June 24, 2009.

10.4	Form of Bonus Pool Award Agreement under the Apogee Enterprises, Inc. Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

10.5	Form of Performance Share Unit Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

10.6	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

10.7	Second Amendment of Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: July 9, 2009	By:	/s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: July 9, 2009	By:	/s/ James S. Porter
James S. Porter
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended May 30, 2009

10.1	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on June 30, 2009.

10.2	Apogee Enterprises, Inc. 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 filed on June 24, 2009.

10.3	Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed on June 24, 2009.

10.4	Form of Bonus Pool Award Agreement under the Apogee Enterprises, Inc. Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

10.5	Form of Performance Share Unit Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

10.6	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

10.7	Second Amendment of Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.