Form 10-Q
period 2009-08-29
APOGEE ENTERPRISES INC
filed 2009-10-08
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2009

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

As of October 5, 2009, 27,975,028 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	August 29, 2009	February 28, 2009
Assets
Current assets
Cash and cash equivalents	$30,362	$12,994
Short-term investments	21,985	14,066
Receivables, net of allowance for doubtful accounts	150,285	148,608
Inventories	32,938	39,484
Refundable income taxes	166	5,482
Deferred tax assets	4,066	4,066
Other current assets	3,513	3,988
Total current assets	243,315	228,688

Property, plant and equipment, net	195,884	203,514
Marketable securities available for sale	17,087	20,160
Goodwill	58,518	58,518
Intangible assets	14,823	16,302
Other assets	307	502
Total assets	$529,934	$527,684

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$38,575	$45,022
Accrued payroll and related benefits	22,881	25,530
Accrued self-insurance reserves	8,326	8,317
Other accrued expenses	18,732	22,432
Current liabilities of discontinued operations	1,125	1,146
Billings in excess of costs and earnings on uncompleted contracts	52,853	54,845
Total current liabilities	142,492	157,292

Long-term debt	8,400	8,400
Unrecognized tax benefits	15,322	15,614
Long-term self-insurance reserves	12,294	11,849
Deferred tax liabilities	4,729	4,254
Other long-term liabilities	10,227	10,254
Liabilities of discontinued operations	3,113	3,397

Commitments and contingent liabilities (Note 13)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 27,953,328 and 27,781,488, respectively	9,318	9,260
Additional paid-in capital	99,526	97,852
Retained earnings	224,465	209,537
Common stock held in trust	(983)	(1,046)
Deferred compensation obligations	983	1,046
Accumulated other comprehensive income (loss)	48	(25)
Total shareholders’ equity	333,357	316,624
Total liabilities and shareholders’ equity	$529,934	$527,684

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Net sales	$187,442	$244,970	$368,292	$483,439
Cost of sales	138,904	196,433	278,312	385,904
Gross profit	48,538	48,537	89,980	97,535
Selling, general and administrative expenses	30,672	29,740	60,424	62,104
Operating income	17,866	18,797	29,556	35,431
Interest income	213	232	443	470
Interest expense	140	334	313	826
Other income, net	72	50	102	121
Equity in income (loss) of affiliated companies	—	293	—	(86)
Earnings from continuing operations before income taxes	18,011	19,038	29,788	35,110
Income tax expense	5,322	6,747	9,579	12,540
Earnings from continuing operations	12,689	12,291	20,209	22,570
Earnings (loss) from discontinued operations, net of income taxes	334	(74)	335	(151)
Net earnings	$13,023	$12,217	$20,544	$22,419

Earnings per share – basic
Earnings from continuing operations	$0.46	$0.44	$0.74	$0.80
Earnings from discontinued operations	0.02	—	0.01	—
Net earnings	$0.48	$0.44	$0.75	$0.80
Earnings per share – diluted
Earnings from continuing operations	$0.46	$0.43	$0.73	$0.79
Earnings from discontinued operations	0.01	—	0.01	—
Net earnings	$0.47	$0.43	$0.74	$0.79

Weighted average basic shares outstanding	27,347	27,992	27,368	28,103
Weighted average diluted shares outstanding	27,585	28,441	27,617	28,606

Cash dividends declared per common share	$0.0815	$0.0740	$0.1630	$0.1480

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
(In thousands)	August 29, 2009	August 30, 2008
Operating Activities
Net earnings	$20,544	$22,419
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (earnings) loss from discontinued operations	(335)	151
Depreciation and amortization	14,818	13,305
Stock-based compensation	1,727	3,522
Deferred income taxes	436	191
Excess tax benefits from stock-based compensation	(62)	(1,219)
Equity in loss of affiliated companies	—	86
Gain on disposal of assets	(3)	(81)
Other, net	235	60
Changes in operating assets and liabilities:
Receivables	(1,677)	7,491
Inventories	6,546	(2,856)
Accounts payable and accrued expenses	(12,239)	(19,262)
Billings in excess of costs and earnings on uncompleted contracts	(1,992)	19,062
Refundable and accrued income taxes	4,855	(3,130)
Other, net	495	(258)
Net cash provided by continuing operating activities	33,348	39,481
Investing Activities
Capital expenditures	(5,923)	(39,235)
Proceeds from sales of property, plant and equipment	27	84
Acquisition of businesses, net of cash acquired	—	(24)
Purchases of short-term investments and marketable securities	(19,011)	(28,223)
Sales/maturities of short-term investments and marketable securities	14,277	29,364
Net cash used in investing activities	(10,630)	(38,034)
Financing Activities
Net proceeds from revolving credit agreement	—	5,500
Stock issued to employees, net of shares withheld	(1,081)	(2,363)
Repurchase and retirement of common stock	—	(8,060)
Excess tax benefits from stock-based compensation	62	1,219
Dividends paid	(4,552)	(4,246)
Net cash used in financing activities	(5,571)	(7,950)
Cash Flows of Discontinued Operations
Net cash provided by (used in) operating activities	221	(231)
Net cash provided by (used in) discontinued operations	221	(231)

Increase (decrease) in cash and cash equivalents	17,368	(6,734)
Cash and cash equivalents at beginning of year	12,994	12,264
Cash and cash equivalents at end of period	$30,362	$5,530

Noncash Activity
Capital expenditures in accounts payable	$55	$895

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 28, 2009. The results of operations for the three and six-month periods ended August 29, 2009 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 29, 2009 and February 28, 2009, and the results of operations for the three and six-month periods ended August 29, 2009 and August 30, 2008 and cash flows for the six-month periods ended August 29, 2009 and August 30, 2008.

The Company’s fiscal year ends on the Saturday closest to the last day of February. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2.	New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations (SFAS No. 141R), which replaces SFAS No. 141. SFAS No. 141R requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, the Company’s fiscal 2010. The Company’s adoption of SFAS No. 141R as of the beginning of fiscal 2010 had no impact on the Company’s consolidated results of operations or financial condition as of August 29, 2009; however, future business combinations will be recorded and disclosed in accordance with this statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). This standard requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, the Company’s fiscal year 2010. The Company adopted SFAS No. 160 as of the beginning of fiscal 2010, which had no impact on the Company’s consolidated results of operations or financial condition as presented herein.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2, Effective Date of FASB Statement No. 157, (FSP FAS No. 157-2), that partially deferred the effective date of SFAS No. 157, Fair Value Measurements, for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted FSP FAS No. 157-2 on March 1, 2009. The adoption of FSP FAS No. 157-2 did not impact the Company’s consolidated results of operations or financial condition as presented herein.

In April 2009, the FASB issued three FASB Staff Positions intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP FAS No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP FAS No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP FAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted these FSPs in the second quarter of fiscal 2010. The adoption of these FSPs did not have a material impact on the Company’s consolidated results of operations or financial condition as presented herein.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, the second quarter of the Company’s fiscal 2010, and shall be applied prospectively. The Company adopted this standard in the second quarter of fiscal 2010 and has evaluated any subsequent events through October 8, 2009, the date these financial statements were issued. As of October 8, 2009, there were no subsequent events which required recognition or disclosure in the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). This Statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, the Company’s fiscal 2011. The Company does not expect the adoption of SFAS No. 167 to have any impact on its consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS No. 168). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standard Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP). All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, the third quarter of the Company’s fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated results of operations or financial condition.

3.	Stock-Based Compensation

Stock Incentive Plan

The 2009 Stock Incentive Plan, the 2009 Non-Employee Director Stock Incentive Plan, the 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan (the Plans) provide for the issuance of 1,400,000, 150,000, 3,400,000 and 2,500,000 shares, respectively, for various forms of stock-based compensation to employees and non-employee directors. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights (SARs), are granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. Nonvested share awards and nonvested share unit awards are also included in these Plans. Outstanding options issued to employees generally vested over a four-year period, outstanding SARs vest over a three-year period and outstanding options issued to non-employee directors vested at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards and nonvested share unit awards generally vest over a two, three or four-year period.

The 2002 Omnibus Stock Incentive Plan was terminated in June 2009 and the 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under either of these plans, although vesting and exercises of SARs and options, and vesting of nonvested share awards previously granted thereunder will still occur in accordance with the terms of the various grants.

Total stock-based compensation expense included in the results of operations for the six months ended August 29, 2009 and August 30, 2008, was $1.7 million and $3.5 million, respectively. At August 29, 2009, there was $1.4 million of total unrecognized compensation cost related to SAR awards, which is expected to be recognized over a weighted average period of approximately 15 months.

Cash proceeds from the exercise of stock options were $0.3 million and $0.7 million for the six months ended August 29, 2009 and August 30, 2008, respectively.

There were no options or SARs issued in the first six months of fiscal 2010. The weighted average fair value per option or SAR at the date of grant for those granted in fiscal 2009 was $7.37. The aggregate intrinsic value of these securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised during the six months ended August 29, 2009 and August 30, 2008 was $0.1 million and $1.7 million, respectively.

The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants through the first six months of fiscal 2009.

Six months ended
August 30, 2008
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

The following table summarizes the stock option and SARs transactions under the Plans for the six months ended August 29, 2009:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at Feb. 28, 2009	1,648,876	$17.15
Options exercised	(32,899)	9.03
Options canceled	(11,813)	12.87
Outstanding at Aug. 29, 2009	1,604,164	$17.35	6.0 years	$1,202,516

Vested or expected to vest at Aug. 29, 2009	1,578,977	$17.27	6.0 years	$1,202,516

Exercisable at Aug. 29, 2009	1,374,629	$16.52	5.6 years	$1,202,516

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

The following table summarizes the nonvested share award transactions, including performance shares and performance share units, under the Plans and the Company’s Partnership Plan for the six months ended August 29, 2009:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 28, 2009	694,702	$17.45
Granted*	450,392	13.59
Vested	(248,198)	15.30
Canceled	(639)	18.70
Nonvested at August 29, 2009**	896,257	$16.11

*Includes 196,957 performance share units granted at target in fiscal 2010.

**Includes a total of 460,853 performance shares and performance share units granted and outstanding at target for fiscal 2008, 2009 and 2010.

At August 29, 2009, there was $5.2 million of total unrecognized compensation cost related to nonvested share and performance share unit awards, which is expected to be recognized over a weighted average period of approximately 26 months. The total fair value of shares vested during the current period was $3.3 million.

4.	Earnings per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended		Six months ended
(In thousands, except per share data)	Aug. 29, 2009	Aug. 30, 2008	Aug. 29, 2009	Aug. 30, 2008
Basic earnings per share – weighted common shares outstanding	27,347	27,992	27,368	28,103
Weighted common shares assumed upon exercise of stock options	85	167	42	195
Unvested shares for deferred compensation plans	153	282	207	308
Diluted earnings per share – weighted common shares and potential common shares outstanding	27,585	28,441	27,617	28,606

Earnings per share – basic	$0.48	$0.44	$0.75	$0.80
Earnings per share – diluted	0.47	0.43	0.74	0.79
Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	1,176	630	1,307	630

5.	Inventories

(In thousands)	Aug. 29, 2009	Feb. 28, 2009
Raw materials	$12,534	$15,385
Work-in-process	7,785	9,878
Finished goods	11,717	13,558
Costs and earnings in excess of billings on uncompleted contracts	902	663
Total inventories	$32,938	$39,484

6.	Equity Investment

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

7.	Financial Assets

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

Financial assets and liabilities measured at fair value as of August 29, 2009 are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
Cash equivalents	$27,856	$—	$—	$27,856
Short-term investments	1,993	19,992	—	21,985
Marketable debt securities	—	17,087	—	17,087
Total	$29,849	$37,079	$—	$66,928

Cash equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are stated at cost, which approximates fair value, and are classified as Level 1 in the valuation hierarchy.

Short-term investments

The Company has marketable securities of $22.0 million as of August 29, 2009, consisting of variable rate demand note (VRDN) securities, commercial paper and U.S. Treasury Bills. The Company’s VRDN investments are of high credit quality and secured by direct-pay letters of credit from major financial institutions. These investments have variable rates tied to short-term interest rates. Interest rates are reset weekly and these VRDN securities can be tendered for sale upon notice (every seven days) to the trustee. Although the Company’s VRDN securities are issued and rated as long-term securities (with maturities ranging from 2025 through 2052), they are priced and traded as short-term instruments. The Company classifies these short-term investments as “available-for-sale” in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The VRDN securities are carried at fair market value based on prices from recent trades of similar securities and are classified as Level 2 in the valuation hierarchy. The commercial paper is carried at fair market value based on prices from recent trades of similar securities and is classified as Level 2 in the valuation hierarchy. The U.S. Treasury Bills are carried at fair market value and are classified as Level 1 in the valuation hierarchy.

Marketable securities available for sale

The Company’s wholly owned insurance subsidiary, Prism, insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. Prism’s fixed maturity investments are classified as “available-for-sale” and are carried at fair value as prescribed by SFAS No. 115 and are reported as marketable securities available for sale in the consolidated balance sheet. Unrealized gains and losses are reported in accumulated other comprehensive income (loss), net of income taxes, until the investments are sold or upon impairment. These investments are carried at fair value based on prices from recent trades of similar securities and are classified as Level 2 in the valuation hierarchy.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at August 29, 2009 and February 28, 2009 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
August 29, 2009

Commercial paper	$1,993	$—	$—	$1,993
U.S. Treasury bills	5,980	—	—	5,980
Variable rate demand notes	14,012	—	—	14,012
Municipal bonds	17,138	286	(337)	17,087
Total investments	$39,123	$286	$(337)	$39,072

February 28, 2009
Variable rate demand notes	$14,066	$—	$—	$14,066
Municipal bonds	20,323	382	(545)	20,160
Total investments	$34,389	$382	$(545)	$34,226

In accordance with SFAS No. 115, the Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The following table presents the length of time that available for sale securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of August 29, 2009:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$2,326	$(4)	$2,291	$(333)	$4,617	$(337)
Total investments	$2,326	$(4)	$2,291	$(333)	$4,617	$(337)

The amortized cost and estimated fair values of investments at August 29, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$21,985	$21,985
Due after one year through five years	1,879	1,885
Due after five years through 10 years	8,334	8,525
Due after 10 years through 15 years	1,971	1,938
Due beyond 15 years	4,954	4,739
Total	$39,123	$39,072

There were immaterial amounts of realized gains and realized losses during the three and six-month periods of fiscal 2010 and 2009.

8.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill, net of accumulated amortization, attributable to each business segment as of the six months ended August 29, 2009 is detailed below.

(In thousands)	Architectural	Large-Scale Optical	Total
Balance at February 28, 2009 and August 29, 2009	$47,961	$10,557	$58,518

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	August 29, 2009			February 28, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$2,068	$(1,662)	$406	$2,068	$(1,601)	$467
Non-compete agreements	5,839	(3,638)	2,201	5,839	(3,187)	2,652
Customer relationships	12,092	(4,678)	7,414	12,092	(3,908)	8,184
Purchased intellectual property	5,800	(998)	4,802	5,800	(801)	4,999
Total	$25,799	$(10,976)	$14,823	$25,799	$(9,497)	$16,302

Amortization expense on these identifiable intangible assets was $1.5 million and $1.9 million for the six months ended August 29, 2009 and August 30, 2008, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At August 29, 2009, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2010 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014
Estimated amortization expense	$1,453	$2,334	$2,048	$1,701	$1,051

9.	Long-Term Debt

The Company maintains a $100.0 million revolving credit facility, which expires in November 2011. No borrowings were outstanding under the facility as of August 29, 2009 or February 28, 2009. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at August 29, 2009 was $259.2 million, whereas the Company’s net worth as defined in the credit facility was $333.4 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.08 at August 29, 2009. If the Company is not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At August 29, 2009, the Company was in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds at August 29, 2009 and February 28, 2009 that mature in fiscal years 2021 through 2023.

Interest payments were $0.6 million and $1.6 million for the six-month periods ended August 29, 2009 and August 30, 2008, respectively. As a portion of the total interest expense related to funds borrowed to purchase major facilities, information systems and equipment installations, the Company capitalized a portion of the interest payments and will depreciate them over the lives of the related assets. Capitalized interest for the six months ended August 30, 2008 was $0.5 million, and no interest was capitalized during the six months ended August 29, 2009.

10.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officers’ Supplemental Executive Retirement Plan (SERP) and Tubelite, Inc. Hourly Employees’ Pension Plan (Tubelite Plan) for the three and six-month periods ended August 29, 2009 and August 30, 2008, were as follows:

	Three months ended		Six months ended
(In thousands)	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Service cost	$—	$13	$—	$26
Interest cost	171	184	342	368
Expected return on assets	(44)	(63)	(88)	(126)
Amortization of unrecognized transition amount	(1)	(6)	(2)	(12)
Amortization of prior service cost	—	59	—	118
Amortization of unrecognized net loss	15	27	30	54
Net periodic benefit cost	$141	$214	$282	$428

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

The total gross liability for unrecognized tax benefits at August 29, 2009 and February 28, 2009 was approximately $15.3 million and $15.6 million, respectively. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. The liability for unrecognized tax benefits was reduced by $0.9 million during the six months ended August 29, 2009 due to a change in estimate of penalties and interest for previous tax positions taken. The total liability for unrecognized tax benefits is not expected to change materially during the next 12 months.

The effective tax rate for continuing operations for the second quarter was 29.5 percent compared to 35.4 percent in the prior-year period, and was 32.2 percent for the year-to-date period compared to 35.7 percent in the prior year. The decrease in the effective tax rate for both the three and six-month periods was primarily due to a reduction in unrecognized tax benefits as noted above.

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

During the second quarter of fiscal 2010, a favorable resolution of an outstanding lease claim resulted in income from discontinued operations of $0.3 million.

	Three Months Ended		Six Months Ended
(In thousands)	Aug. 29, 2009	Aug. 30, 2008	Aug. 29, 2009	Aug. 30, 2008
Condensed Statement of Operations from Discontinued Businesses
Net sales	$—	$—	$—	$(11)
Earnings (loss) before income taxes	—	(117)	—	(236)
Income expense (benefit)	—	(43)	—	(85)
Earnings (loss) from operations, net of income taxes	—	(74)	—	(151)
Gain (loss) on disposal, net of income taxes	334	—	335	—
Net earnings (loss)	$334	$(74)	$335	$(151)

(In thousands)	August 29, 2009	February 28, 2009
Summary Balance Sheets of Discontinued Businesses
Accounts payable and accrued liabilities	$1,125	$1,146
Long-term liabilities	3,113	3,397

13.	Commitments and Contingent Liabilities

Operating lease commitments. As of August 29, 2009, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total
Total minimum payments	$3,441	$5,593	$4,179	$2,935	$2,124	$3,366	$21,638

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to provide a surety or performance bond that commits payments to its customers for any non-performance by the Company. At August 29, 2009, $149.6 million of the Company’s backlog was bonded by performance bonds with a face value of $424.8 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to pay on these performance-based bonds with respect to any of the current portfolio of businesses.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

	Six months ended
(In thousands)	August 29, 2009	August 30, 2008
Balance at beginning of period	$5,073	$4,617
Additional accruals	2,061	2,724
Claims paid	(2,517)	(3,495)
Balance at end of period	$4,617	$3,846

Letters of credit. At August 29, 2009, the Company had ongoing letters of credit related to its construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company was obligated as of August 29, 2009 was approximately $10.1 million. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of August 29, 2009, letters of credit in the amount of $8.9 million had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of August 29, 2009, these obligations totaled $3.8 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of August 29, 2009, future payments of $0.5 million were committed under such agreements.

Litigation. The Company is a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company is subject to litigation arising out of employment practices, workers compensation, general liability and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the results of operations or financial condition of the Company.

14.	Comprehensive Earnings

	Three months ended		Six months ended
(In thousands)	Aug. 29, 2009	Aug. 30, 2008	Aug. 29, 2009	Aug. 30, 2008
Net earnings	$13,023	$12,217	$20,544	$22,419
Unrealized (loss) gain on derivatives, net of $(27) and $9 tax (benefit) expense, respectively	—	(46)	—	17
Unrealized gain (loss) on marketable securities, net of $43, $(35), $39 and $39 tax expense (benefit), respectively	80	(65)	73	72
Comprehensive earnings	$13,103	$12,106	$20,617	$22,508

15.	Segment Information

The following table presents sales and operating income data for the Company’s two segments, and on a consolidated basis, for the three and six months ended August 29, 2009, as compared to the corresponding period a year ago.

	Three months ended		Six months ended
(In thousands)	Aug. 29, 2009	Aug. 30, 2008	Aug. 29, 2009	Aug. 30, 2008

Net Sales from Continuing Operations
Architectural	$170,593	$228,631	$337,294	$449,351
Large-Scale Optical	16,849	16,340	31,004	34,089
Intersegment eliminations	—	(1)	(6)	(1)
Net sales	$187,442	$244,970	$368,292	$483,439

Operating Income (Loss) from Continuing Operations
Architectural	$14,879	$15,246	$25,635	$30,089
Large-Scale Optical	3,864	3,475	5,847	6,746
Corporate and other	(877)	76	(1,926)	(1,404)
Operating income	$17,866	$18,797	$29,556	$35,431

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

	Three months ended		Six months ended
(Percent of net sales)	Aug. 29, 2009	Aug. 30, 2008	Aug. 29, 2009	Aug. 30, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.1	80.2	75.6	79.8
Gross profit	25.9	19.8	24.4	20.2
Selling, general and administrative expenses	16.4	12.1	16.4	12.9
Operating income	9.5	7.7	8.0	7.3
Interest income	0.1	0.1	0.1	0.1
Interest expense	—	0.1	—	0.2
Other income, net	—	—	—	0.1
Equity in income (loss) of affiliated companies	—	0.1	—	—
Earnings from continuing operations before income taxes	9.6	7.8	8.1	7.3
Income tax expense	2.8	2.8	2.6	2.6
Earnings from continuing operations	6.8	5.0	5.5	4.7
Earnings (loss) from discontinued operations, net of income taxes	0.1	—	0.1	(0.1)
Net earnings	6.9%	5.0%	5.6%	4.6%

Effective tax rate for continuing operations	29.5%	35.4%	32.2%	35.7%

Highlights of Second Quarter and First Six Months of Fiscal 2010 Compared to Second Quarter and First Six Months of Fiscal 2009

•

Consolidated net sales decreased $57.5 million, or 23.5 percent, during the second quarter ended August 29, 2009 compared to the prior-year period, and decreased 23.8 percent or $115.1 million during the six-month period. The architectural glass and installation businesses were the primary drivers of the decrease for both the quarter and year-to-date periods, consistent with the decline in the commercial construction market, which continues to be impacted by tight commercial real estate credit and decreasing employment levels.

•

Gross profit as a percent of sales for the quarter ended August 29, 2009 increased to 25.9 percent from 19.8 percent in the prior-year period, an increase of 6.1 percentage points. For the six-month period, gross profit as a percent of sales was 24.4 percent, an increase of 4.2 percentage points over the prior-year period. The increase in gross margins for the current-year quarter was primarily due to operational improvements in the installation, architectural glass and window businesses. Improved margins were a result of execution of work that was largely bid in stronger markets with higher pricing; improved productivity; an increased level of change orders in our installation business as compared to last year; and cost management. The increase in gross margins for the six-month period was primarily due to improvements in margins in the installation and window businesses as a result of project mix and execution of work that was largely bid in stronger markets with higher pricing, as well as cost management and productivity improvements through out the Company. The prior-year quarter and six-month period gross margins were negatively impacted by operational challenges in our architectural glass business, which led to higher than planned labor costs to overcome production bottlenecks.

•

Selling, general and administrative expenses for the second quarter increased as a percent of net sales to 16.4 percent from 12.1 percent in the prior-year period and were up $0.9 million. The increase in spending primarily relates to increased bonus and incentive expenses due to our expected performance against preset targets, compared to prior-year expenses that were lower based on expected performance against higher targets that were set before the impact of the economic downturn on our businesses was fully known. The increase as a percent of sales was largely due to our inability to leverage expenses over a lower level of sales dollars.

•

Selling, general and administrative expenses for the six-month period increased to 16.4 percent of net sales compared to 12.9 percent in the prior-year period, but were down $1.7 million. The decrease in spending relates to lower sales and marketing expenses, and reduced salaries and employee-related expenses as a result of headcount reductions, partially offset by the bonus and incentive increases noted above. The increase as a percent of sales was largely due to our inability to leverage expenses over a lower level of sales dollars.

•	Interest expense decreased $0.2 million in the second quarter of fiscal 2010 from the prior-year period and $0.5 million in the six-month period due to reduced debt levels and lower interest rates.
•

During the third quarter of fiscal 2009 and in connection with PPG’s sale of its automotive replacement glass businesses, we exercised our right to sell our minority interest in the PPG Auto Glass joint venture; therefore we had no impact from the joint venture in the current-year quarter or year-to-date period. During fiscal 2009, the joint venture reported income of $0.3 million in the second quarter and a loss of $0.1 million in the six-month period.

•

The effective tax rate for continuing operations for the second quarter was 29.5 percent compared to 35.4 percent in the prior-year period, and was 32.2 percent for the year-to-date period compared to 35.7 percent in the prior year. The decrease in the effective tax rate for both the three and six-month periods was primarily due to a reduction of reserves as a result of a change in estimate for previous tax positions taken.

Segment Analysis

The following table presents sales and operating income data for our two segments and on a consolidated basis for the three and six-month periods ended August 29, 2009, when compared to the corresponding periods a year ago.

	Three months ended			Six months ended
(In thousands)	Aug. 29, 2009	Aug. 30, 2008	% Change	Aug. 29, 2009	Aug. 30, 2008	% Change
Net Sales from Continuing Operations
Architectural	$170,593	$228,631	(25.4)%	$337,294	$449,351	(24.9)%
Large-Scale Optical	16,849	16,340	3.1	31,004	34,089	(9.0)
Intersegment eliminations	—	(1)	NM	(6)	(1)	NM
Net sales	$187,442	$244,970	(23.5)%	$368,292	$483,439	(23.8)%

Operating Income (Loss) from Continuing Operations
Architectural	$14,879	$15,246	(2.4)%	$25,635	$30,089	(14.8)%
Large-Scale Optical	3,864	3,475	11.2	5,847	6,746	(13.3)
Corporate and other	(877)	76	NM	(1,926)	(1,404)	(37.2)
Operating income	$17,866	$18,797	(5.0)%	$29,556	$35,431	(16.6)%

NM = not meaningful

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•

Second-quarter net sales of $170.6 million decreased 25.4 percent from the prior-year period, and net sales of $337.3 million for the six-month period decreased 24.9 percent from the prior-year period. Both the quarter and year-to-date periods were impacted by difficult market conditions with continued tight commercial real estate credit. The architectural glass and installation businesses both saw decreases in revenue year-over-year consistent with the decline in the commercial construction market, which continues to be impacted by tight commercial real estate credit and decreasing employment levels.

•

Operating income of $14.9 million in the current quarter was down 2.4 percent from the prior-year period, while operating margins increased 2.0 percentage points, to 8.7 percent from 6.7 percent in the prior-year period. On a year-to-date basis, operating income of $25.6 million for the six-month period was down 14.8 percent from the prior-year period, while operating margins increased 0.9 percentage points to 7.6 percent from 6.7 percent in the prior-year period. While operating income was down due to the lower sales levels, operating margins were up due to higher pricing on projects bid in stronger markets, solid project execution, productivity improvements, an increased level of change orders in our installation business as compared to last year, and ongoing cost-cutting measures at all businesses within the segment. In addition, operating margins were favorably impacted by decreases in some material costs. The prior-year quarter gross margins were negatively impacted by operational challenges in our architectural glass business, which led to higher than planned labor costs.

•

Architectural backlog at August 29, 2009 decreased to $295.0 million from $446.7 million in the prior-year period, and was relatively flat compared to the $310.0 million reported at the end of first quarter. Slow bid-to-award timing is impacting backlog, despite steady bidding activity. We expect approximately $170.9 million of this backlog to flow during the remainder of fiscal 2010.

Large-Scale Optical Technologies (LSO)

•

Second quarter revenues were $16.8 million, up 3.1 percent over the prior-year period. For the six months ended August 29, 2009, revenues were $31.0 million, down 9.0 percent from the prior-year. The increase in the quarter was due to converting customers to our best value-added picture framing products as total square feet decreased slightly. Although we continue to convert customers to our value-added picture framing products, the six-month period was negatively impacted by weak custom picture framing market conditions.

•

Operating income of $3.9 million in the quarter was up 11.2 percent from the prior-year period and operating margins increased to 22.9 percent compared to 21.3 percent in the prior year. For the six-month period, operating income of $5.8 million was down 13.3 percent from the prior year and operating margins decreased to 18.9 percent compared to 19.8 percent in the prior year. The increase in operating income and margins during the quarter was due to a strong mix of our best value-added products. The decrease in the six-month period was due to the impact of lower volume, which was partially offset by a strong mix of better value-added picture framing products as our efforts to convert this market continued.

Consolidated Backlog

•

At August 29, 2009, our consolidated backlog was $299.3 million, down 33.3 percent from the prior-year period and down 3.8 percent compared to the $311.2 million reported at the end of the first quarter.

•	The backlog of the Architectural segment represented more than 98 percent of consolidated backlog.
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

During the second quarter of fiscal 2010, a favorable resolution of an outstanding lease claim resulted in income from discontinued operations of $0.3 million.

Liquidity and Capital Resources

	Six months ended
(Cash effect, in thousands)	August 29, 2009	August 30, 2008
Net cash provided by continuing operating activities	$33,348	$39,481
Capital expenditures	(5,923)	(39,235)
Net change in borrowings	—	5,500

Operating activities. Cash provided by operating activities of continuing operations was $33.3 million for the first six months of fiscal 2010, compared to $39.5 million in the prior-year period, on lower current-year earnings.

Non-cash working capital (current assets, excluding cash and short-term investments, less current liabilities) was $48.5 million at August 29, 2009, or 6.0 percent of last 12-month sales, our key metric. This compares to 4.8 percent at February 28, 2009 and 7.8 percent at August 30, 2008. The deterioration from year-end was due to the seasonally high cash outflow experienced in the first half of the year to fund annual incentive compensation and retirement plan contributions. We believe this metric will continue to be negatively impacted by current commercial construction market conditions. The improvement over the prior-year period is largely the result of initiatives to expedite billings and collections.

Investing Activities. Through the first six months of fiscal 2010, investing activities used $10.6 million of cash, compared to $38.0 million in the same period last year. New capital investments through the first six months of fiscal 2010 totaled $5.9 million, compared to $39.2 million in the prior-year period. Prior-year spending was primarily for productivity improvements and capacity expansions in both operating segments, while in the current year our expenditures have been focused on safety and maintenance projects as well as some productivity improvements. The net position of our investments resulted in $4.7 million in net purchases versus $1.1 million in net proceeds in the prior year.

We expect fiscal 2010 capital expenditures to be less than $20 million for productivity improvements, new green products, maintenance and safety. Our factories are modern and have excess capacity given current market conditions; accordingly we are also focusing on productivity improvements and product enhancements, including “green” product offerings, with minimal use of capital.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings remained consistent at $8.4 million as of August 29, 2009, compared to the February 28, 2009 levels, and consisted solely of industrial development bonds. Total outstanding borrowings at August 30, 2008 were $63.7 million. Through cash generated from operations and the sale of our interest in PPG Auto Glass, we have reduced outstanding debt compared to the prior-year period. Our debt-to-total-capital ratio was 2.5 percent at August 29, 2009, compared to 2.6 percent at February 28, 2009.

We paid dividends of $4.6 million and $4.2 million in the first half of fiscal 2010 and 2009, respectively. We expect to continue to make quarterly dividend payments and spend approximately $9.1 million on dividends for the year.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. We repurchased 535,324 shares in the open market under this program, for a total of $7.2 million, through February 25, 2006. No share repurchases were made under this plan during fiscal 2007. We repurchased 338,569 shares in the open market during fiscal 2008 for $5.4 million. During fiscal 2009, we repurchased 1,130,230 shares in the open market for $14.6 million under the program. There have been no share repurchases during the first six months of fiscal 2010. Therefore, we have purchased a total of 2,004,123 shares, at a total cost of $27.3 million, since the inception of this program. We have remaining authority to repurchase 1,245,877 shares under this program, which has no expiration date; we do not expect to repurchase any shares during the remainder of fiscal 2010.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of August 29, 2009:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2010 Remaining	2011	2012	2013	2014	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$8,400	$8,400
Operating leases (undiscounted)	3,441	5,593	4,179	2,935	2,124	3,366	21,638
Purchase obligations	2,746	1,039	—	—	—	—	3,785
Other obligations	499	39	—	—	—	—	538
Total cash obligations	$6,686	$6,671	$4,179	$2,935	$2,124	$11,766	$34,361

We maintain a $100.0 million revolving credit facility, which expires in November 2011. No borrowings were outstanding as of August 29, 2009. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at August 29, 2009 was $259.2 million, whereas our net worth as defined in the credit facility was $333.4 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 0.08 at August 29, 2009. If we are not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At August 29, 2009, we were in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

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

We have purchase obligations for raw material commitments and capital expenditures. As of August 29, 2009, these obligations totaled $3.8 million.

The other obligations relate to non-compete and consulting agreements with current and former employees.

We expect to make contributions of $0.5 million to our defined benefit pension plans in fiscal 2010. The fiscal 2010 expected contributions will equal or exceed our minimum funding requirements.

As of August 29, 2009, we had $15.3 million and $2.2 million of unrecognized tax benefits and environmental liabilities, respectively. We are unable to reasonably estimate in which future periods these amounts will ultimately be settled.

At August 29, 2009, we had ongoing letters of credit related to construction contracts and certain industrial development bonds. The letters of credit by expiration period were as follows at August 29, 2009:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2010 Remaining	2011	2012	2013	2014	Thereafter	Total
Standby letters of credit	$1,492	$—	$—	$—	$—	$8,653	$10,145

In addition to the above standby letters of credit, which were predominantly issued for our industrial development bonds, we are required, in the ordinary course of business, to provide a surety or performance bond that commits payments to our customers for any non-performance by us. At August 29, 2009, $149.6 million of our backlog was bonded by performance bonds with a face value of $424.8 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to pay on these performance-based bonds with respect to any of our current portfolio of businesses.

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

•	Overall revenues for the year are expected to be down 20 to 25 percent compared to fiscal 2009.
•	Operating margins are expected to be in the mid-single digits.
•	Full-year capital expenditures are projected to be less than $20 million.

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

Item 4: Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 29, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practices, workers compensation, general liability and automobile claims. Although it is difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the results of operations or financial condition of the Company.

Item 1A. Risk Factors

There were no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2010:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
May 31, 2009 through June 27, 2009	7,956	$ 13.77	—	1,245,877
June 28, 2009 through July 25, 2009	—	—	—	1,245,877
July 26, 2009 through August 29, 2009	1,151	13.96	—	1,245,877
Total	9,107	13.83	—	1,245,877

(a)	The shares in this column represent shares that were surrendered to us by plan participants to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock, which was announced on April 10, 2003. In January 2008, the Board of Directors increased the authorization by 750,000 shares, which was announced on January 24, 2008. In October 2008, the Board of Directors increased the authorization by 1,000,000 shares, which was announced on October 8, 2008. The Company’s repurchase program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

The Apogee Enterprises, Inc. Annual Meeting of Shareholders was held on June 24, 2009. The number of outstanding shares on the record date for the Annual Meeting was 27,909,638. Ninety percent of the outstanding shares were represented in person or by proxy at the meeting. The four candidates for election as Class II Directors listed in the proxy statement were elected to serve three-year terms, expiring at the 2012 Annual Meeting of Shareholders. The proposals to approve the Apogee Enterprises, Inc. 2009 Stock Incentive Plan and the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan were approved. Additionally, the proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2010 fiscal year was approved. The results of these matters voted upon by the shareholders are listed below.

	Number of Shares
	In Favor	Withheld/ Against	Abstained/ Unvoted	Broker Non-vote
Election of three Class II Directors
Bernard P. Aldrich	24,498,506	704,319	—	—
Sara L. Hays	24,864,764	338,061	—	—
Russell Huffer	24,582,452	620,373	—	—
John T. Manning	24,622,458	580,367	—	—

Approval of the Apogee Enterprises, Inc. 2009 Stock Incentive Plan	20,408,334	1,829,380	197,180	2,767,931

Approval of the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan	20,931,308	1,248,663	254,923	2,767,931

Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm	24,728,733	446,803	27,289	—

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 8, 2009	By:	/S/ RUSSELL HUFFER
Russell Huffer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: October 8, 2009	By:	/S/ JAMES S. PORTER
James S. Porter
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended August 29, 2009

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.