Form 10-Q
period 2009-11-28
APOGEE ENTERPRISES INC
filed 2010-01-07
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2009

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

As of January 4, 2010, 27,976,387 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	November 28, 2009	February 28, 2009
Assets
Current assets
Cash and cash equivalents	$57,446	$12,994
Short-term investments	25,623	14,066
Receivables, net of allowance for doubtful accounts	130,787	148,608
Inventories	31,065	39,484
Refundable income taxes	—	5,482
Deferred tax assets	4,084	4,066
Other current assets	3,430	3,988

Total current assets	252,435	228,688

Property, plant and equipment, net	191,141	203,514
Marketable securities available for sale	23,128	20,160
Goodwill	58,518	58,518
Intangible assets	14,097	16,302
Other assets	226	502

Total assets	$539,545	$527,684

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$38,659	$45,022
Accrued payroll and related benefits	25,823	25,530
Accrued self-insurance reserves	8,063	8,317
Other accrued expenses	17,694	22,432
Current liabilities of discontinued operations	1,098	1,146
Billings in excess of costs and earnings on uncompleted contracts	46,450	54,845
Accrued income taxes	4,883	—

Total current liabilities	142,670	157,292

Long-term debt	8,400	8,400
Unrecognized tax benefits	16,188	15,614
Long-term self-insurance reserves	11,577	11,849
Deferred tax liabilities	3,933	4,254
Other long-term liabilities	10,142	10,254
Liabilities of discontinued operations	2,962	3,397

Commitments and contingent liabilities (Note 13)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 27,983,186 and 27,781,488, respectively	9,328	9,260
Additional paid-in capital	101,334	97,852
Retained earnings	232,863	209,537
Common stock held in trust	(992)	(1,046)
Deferred compensation obligations	992	1,046
Accumulated other comprehensive income (loss)	148	(25)

Total shareholders’ equity	343,673	316,624

Total liabilities and shareholders’ equity	$539,545	$527,684

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Net sales	$179,812	$240,397	$548,104	$723,836
Cost of sales	135,245	185,309	413,557	571,212

Gross profit	44,567	55,088	134,547	152,624
Selling, general and administrative expenses	28,514	30,269	88,938	92,374

Operating income	16,053	24,819	45,609	60,250
Interest income	171	325	614	795
Interest expense	149	444	461	1,270
Other income (expense), net	90	(299)	191	(178)
Equity in loss of affiliated companies	—	—	—	(86)
Gain on investment in affiliated company	—	1,954	—	1,954

Earnings from continuing operations before income taxes	16,165	26,355	45,953	61,465
Income tax expense	5,440	8,678	15,019	21,218

Earnings from continuing operations	10,725	17,677	30,934	40,247
Earnings (loss) from discontinued operations, net of income taxes	—	(32)	335	(183)

Net earnings	$10,725	$17,645	$31,269	$40,064

Earnings per share – basic
Earnings from continuing operations	$0.39	$0.64	$1.13	$1.44
Earnings (loss) from discontinued operations	—	—	0.01	(0.01)

Net earnings	$0.39	$0.64	$1.14	$1.43

Earnings per share – diluted
Earnings from continuing operations	$0.39	$0.63	$1.12	$1.42
Earnings (loss) from discontinued operations	—	—	0.01	(0.01)

Net earnings	$0.39	$0.63	$1.13	$1.41

Weighted average basic shares outstanding	27,371	27,554	27,369	27,920
Weighted average diluted shares outstanding	27,738	27,905	27,657	28,372

Cash dividends declared per common share	$0.0815	$0.0815	$0.2445	$0.2295

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
(In thousands)	November 28, 2009	November 29, 2008
Operating Activities
Net earnings	$31,269	$40,064
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (earnings) loss from discontinued operations	(335)	183
Depreciation and amortization	22,158	21,039
Stock-based compensation	3,066	2,067
Deferred income taxes	(432)	2,186
Excess tax benefits from stock-based compensation	(124)	(1,220)
Results from equity-method investee	—	(1,868)
Gain on disposal of assets	(24)	(79)
Other, net	335	71
Changes in operating assets and liabilities:
Receivables	17,821	13,974
Inventories	8,419	(252)
Accounts payable and accrued expenses	(11,501)	(25,366)
Billings in excess of costs and earnings on uncompleted contracts	(8,395)	21,185
Refundable and accrued income taxes	11,019	(415)
Other, net	589	(561)

Net cash provided by continuing operating activities	73,865	71,008

Investing Activities
Capital expenditures	(7,682)	(49,460)
Proceeds from sales of property, plant and equipment	96	120
Proceeds from sale of investment in affiliated company	—	27,111
Acquisition of businesses, net of cash acquired	—	(27)
Purchases of short-term investments and marketable securities	(33,235)	(37,689)
Sales/maturities of short-term investments and marketable securities	18,976	40,063

Net cash used in investing activities	(21,845)	(19,882)

Financing Activities
Net payments on revolving credit agreement	—	(29,800)
Payments on debt issue costs	(5)	—
Stock issued to employees, net of shares withheld	(897)	(2,286)
Repurchase and retirement of common stock	—	(14,646)
Excess tax benefits from stock-based compensation	124	1,220
Dividends paid	(6,833)	(6,529)

Net cash used in financing activities	(7,611)	(52,041)

Cash Flows of Discontinued Operations
Net cash provided by (used in) operating activities	43	(558)

Net cash provided by (used in) discontinued operations	43	(558)

Increase (decrease) in cash and cash equivalents	44,452	(1,473)
Cash and cash equivalents at beginning of year	12,994	12,264

Cash and cash equivalents at end of period	$57,446	$10,791

Noncash Activity
Capital expenditures in accounts payable	$266	$421

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 28, 2009. The results of operations for the three and nine-month periods ended November 28, 2009 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of November 28, 2009 and February 28, 2009, and the results of operations for the three and nine-month periods ended November 28, 2009 and November 29, 2008 and cash flows for the nine-month periods ended November 28, 2009 and November 29, 2008.

The Company’s fiscal year ends on the Saturday closest to the last day of February. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

2. New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) amended U.S. Generally Accepted Accounting Principles (U.S. GAAP) with respect to business combinations. The amendments require assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. The amendments are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, the Company’s fiscal 2010. The Company adopted the amended requirements for business combinations as of the beginning of fiscal 2010, which had no impact on the Company’s consolidated results of operations or financial condition as of November 28, 2009; however, future business combinations will be recorded and disclosed in accordance with the amendments.

In December 2007, the FASB issued an amendment to existing standards for accounting and reporting noncontrolling interests. The amendment requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. The amendment is effective for fiscal years beginning after December 15, 2008, the Company’s fiscal year 2010. The Company adopted the amendment as of the beginning of fiscal 2010, which had no impact on the Company’s consolidated results of operations or financial condition as presented herein.

In February 2008, the FASB delayed for one year the applicability of the amended fair-value measurement requirements for certain non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted the requirements on March 1, 2009. The adoption had no impact on the Company’s consolidated results of operations or financial condition as presented herein.

In April 2009, the FASB amended U.S. GAAP to address concerns regarding; the determination of whether a market is not active and a transaction is not orderly; recognition and presentation of other-than-temporary impairments; and interim disclosures of fair values of financial instruments. The Company adopted these amendments in the second quarter of fiscal 2010. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition as presented herein.

In May 2009, the FASB amended U.S. GAAP with respect to subsequent events. These amendments, among other things, established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendments are effective for interim or annual financial periods ending after June 15, 2009, the second quarter of the Company’s fiscal 2010, and shall be applied prospectively. The Company adopted the amendments in the second quarter of fiscal 2010 and has evaluated all subsequent events through January 7, 2010, the date these financial statements were issued. As of January 7, 2010, there were no subsequent events which required recognition or disclosure in the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)—(Continued)

In June 2009, the FASB amended U.S. GAAP with respect to the consolidation of variable interest entities (“VIEs”). These amendments, among other things; change existing guidance for determining whether an entity is a VIE; require ongoing reassessments of whether an entity is the primary beneficiary of a VIE; and require enhanced disclosures about an entity’s involvement in a VIE. The amendments are effective for fiscal years beginning after November 15, 2009, the Company’s fiscal 2011. The Company does not expect the adoption will have any impact on its consolidated results of operations or financial condition.

In June 2009, the FASB established the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. All guidance contained in the Codification carries an equal level of authority. The Codification became effective for the Company in the third quarter of fiscal 2010. Adoption of the Codification did not have a material impact on the results of operations or financial condition.

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

Total stock-based compensation expense included in the results of operations for the nine months ended November 28, 2009 and November 29, 2008, was $3.1 million and $2.1 million, respectively. At November 28, 2009, there was $1.1 million of total unrecognized compensation cost related to SAR awards, which is expected to be recognized over a weighted average period of approximately 12 months.

Cash proceeds from the exercise of stock options were $0.5 million and $0.7 million for the nine months ended November 28, 2009 and November 29, 2008, respectively.

There were no options or SARs issued in the first nine months of fiscal 2010. The weighted average fair value per option or SAR at the date of grant for those granted in fiscal 2009 was $7.37. The aggregate intrinsic value of these securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised during the nine months ended November 28, 2009 and November 29, 2008 was $0.4 million and $1.7 million, respectively.

The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants through the first nine months of fiscal 2009.

Nine months ended November 29, 2008
Dividend yield	1.3%
Expected volatility	41.9%
Risk-free interest rate	3.2%
Expected lives	4.5 years

The expected stock price volatility is based on historical experience. The risk-free interest rate is based on the U.S. Treasury Strip rate for instruments having a term consistent with the expected life of the Company’s stock options. The expected life, the average time an option grant is outstanding, and forfeiture rates are estimated based on historical experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)—(Continued)

The following table summarizes the stock option and SAR award transactions under the Plans for the nine months ended November 28, 2009:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at Feb. 28, 2009	1,648,876	$17.15
Awards exercised	(61,399)	7.79
Awards canceled	(11,813)	12.87

Outstanding at Nov. 28, 2009	1,575,664	$17.54	5.9 years	$1,028,910

Vested or expected to vest at Nov. 28, 2009	1,550,477	$17.47	5.8 years	$1,028,910

Exercisable at Nov. 28, 2009	1,346,129	$16.73	5.5 years	$1,028,910

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

Executive Compensation Program

In fiscal 2006, the Company implemented an executive compensation program to provide for a greater portion of total compensation to be delivered to key employees selected by the Compensation Committee of the Board of Directors through long-term incentives using performance shares, SARs and nonvested shares. Performance shares have been issued at the beginning of each fiscal year in the form of nonvested share awards. Starting in fiscal 2010, the Company issued performance shares in the form of nonvested share unit awards, which give the recipient the right to receive shares earned at the vesting date. The number of shares or share units issued at grant is equal to the target number of performance shares and allows for the right to receive an additional number of, or less, shares based on meeting pre-determined Company three-year performance goals.

The following table summarizes the nonvested share award transactions, including performance shares and performance share units, under the Plans and the Company’s Partnership Plan for the nine months ended November 28, 2009:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 28, 2009	694,702	$17.45
Granted*	455,894	13.61
Vested	(248,948)	15.31
Canceled	(711)	18.99

Nonvested at November 28, 2009**	900,937	$16.10

*	Includes 196,957 performance share units granted for the fiscal 2010-2012 performance period at target levels. It also includes 36,200 additional shares granted for the fiscal 2007-2009 performance period that immediately vested.
**	Includes a total of 460,853 performance shares and performance share units granted and outstanding at target level for fiscal 2008-2010, 2009-2011 and 2010-2012.

At November 28, 2009, there was $5.0 million of total unrecognized compensation cost related to nonvested share and performance share unit awards, which is expected to be recognized over a weighted average period of approximately 23 months. The total fair value of shares vested during the current period was $3.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)—(Continued)

4. Earnings per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended		Nine months ended
(In thousands, except per share data)	Nov. 28, 2009	Nov. 29, 2008	Nov. 28, 2009	Nov. 29, 2008
Basic earnings per share – weighted common shares outstanding	27,371	27,554	27,369	27,920
Weighted common shares assumed upon exercise of stock options	96	—	60	130
Unvested shares for deferred compensation plans	271	351	228	322

Diluted earnings per share – weighted common shares and potential common shares outstanding	27,738	27,905	27,657	28,372

Earnings per share – basic	$0.39	$0.64	$1.14	$1.43
Earnings per share – diluted	0.39	0.63	1.13	1.41

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	1,017	1,316	1,176	720

5. Inventories

(In thousands)	Nov. 28, 2009	Feb. 28, 2009
Raw materials	$11,822	$15,385
Work-in-process	7,107	9,878
Finished goods	11,098	13,558
Costs and earnings in excess of billings on uncompleted contracts	1,038	663

Total inventories	$31,065	$39,484

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

7. Financial Assets

On March 2, 2008, the Company adopted the new accounting standard that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)—(Continued)

Financial assets and liabilities measured at fair value as of November 28, 2009 are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
Cash equivalents
Money market funds	$50,968	$—	$—	$50,968

Total cash equivalents	50,968	—	—	50,968

Short-term investments
Commercial paper	$—	$6,000	$—	$6,000
U.S. Treasury bills	2,000	—	—	2,000
Variable rate demand notes	—	13,600	—	13,600
Municipal bonds	—	4,023	—	4,023

Total short-term investments	2,000	23,623	—	25,623

Marketable securities available for sale
Municipal bonds	$—	$23,128	$—	$23,128

Total marketable securities available for sale	—	23,128	—	23,128

Total assets and liabilities at fair value	$52,968	$46,751	$—	$99,719

Cash equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are stated at cost, which approximates fair value.

Short-term investments

The Company has short-term investments of $25.6 million as of November 28, 2009, consisting of variable rate demand note (VRDN) securities, commercial paper, municipal bonds and U.S. Treasury Bills. The Company’s VRDN investments are of high credit quality and secured by direct-pay letters of credit from major financial institutions. These investments have variable rates tied to short-term interest rates. Interest rates are reset weekly and these VRDN securities can be tendered for sale upon notice (every seven days) to the trustee. Although the Company’s VRDN securities are issued and rated as long-term securities (with maturities ranging from 2025 through 2052), they are priced and traded as short-term instruments. The Company classifies these short-term investments as “available-for-sale.” The VRDN securities, commercial paper and municipal bonds are carried at fair market value based on prices from recent trades of similar securities. The U.S. Treasury Bills are carried at fair market value.

Marketable securities available for sale

The Company has $23.1 million of marketable securities available for sale, $16.7 million of which are held by the Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd. (Prism). Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available-for-sale” and are carried at fair value and are reported as marketable securities available for sale in the consolidated balance sheet. Unrealized gains and losses are reported in accumulated other comprehensive income (loss), net of income taxes, until the investments are sold or upon impairment. These investments are carried at fair value based on prices from recent trades of similar securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)—(Continued)

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at November 28, 2009 and February 28, 2009 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
November 28, 2009
Commercial paper	$6,000	$—	$—	$6,000
U.S. Treasury bills	2,000	—	—	2,000
Variable rate demand notes	13,600	—	—	13,600
Municipal bonds	27,048	407	(304)	27,151

Total investments	$48,648	$407	$(304)	$48,751

February 28, 2009
Variable rate demand notes	$14,066	$—	$—	$14,066
Municipal bonds	20,323	382	(545)	20,160

Total investments	$34,389	$382	$(545)	$34,226

In accordance with U.S. GAAP requirements, the Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses arising from increased interest rates indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The following table presents the length of time that available for sale securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of November 28, 2009:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$1,791	$(19)	$1,708	$(285)	$3,499	$(304)

Total investments	$1,791	$(19)	$1,708	$(285)	$3,499	$(304)

The amortized cost and estimated fair values of investments at November 28, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$25,623	$25,623
Due after one year through five years	7,894	7,935
Due after five years through 10 years	7,768	8,000
Due after 10 years through 15 years	3,053	3,054
Due beyond 15 years	4,310	4,139

Total	$48,648	$48,751

There were immaterial amounts of realized gains and realized losses during the three and nine month periods of fiscal 2010 and 2009.

8. Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill, net of accumulated amortization, attributable to each business segment as of the nine months ended November 28, 2009 is detailed below.

(In thousands)	Architectural	Large-Scale Optical	Total
Balance at February 28, 2009 and November 28, 2009	$47,961	$10,557	$58,518

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)—(Continued)

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	November 28, 2009			February 28, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$2,073	$(1,692)	$381	$2,068	$(1,601)	$467
Non-compete agreements	5,839	(3,853)	1,986	5,839	(3,187)	2,652
Customer relationships	12,092	(5,098)	6,994	12,092	(3,908)	8,184
Purchased intellectual property	5,800	(1,064)	4,736	5,800	(801)	4,999

Total	$25,804	$(11,707)	$14,097	$25,799	$(9,497)	$16,302

Amortization expense on these identifiable intangible assets was $2.2 million and $2.8 million for the nine months ended November 28, 2009 and November 29, 2008, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At November 28, 2009, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2010 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014
Estimated amortization expense	$722	$2,334	$2,048	$1,701	$1,051

9. Long-Term Debt

The Company maintains a $100.0 million revolving credit facility, which expires in November 2011. No borrowings were outstanding under the facility as of November 28, 2009 or February 28, 2009. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at November 28, 2009 was $265.9 million, whereas the Company’s net worth as defined in the credit facility was $343.7 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.09 at November 28, 2009. If the Company is not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At November 28, 2009, the Company was in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds at November 28, 2009 and February 28, 2009 that mature in fiscal years 2021 through 2023.

Interest payments were $0.7 million and $2.1 million for the nine-month periods ended November 28, 2009 and November 29, 2008, respectively. As a portion of the total interest expense related to funds borrowed to purchase major facilities, information systems and equipment installations, the Company capitalized a portion of the interest payments and will depreciate them over the lives of the related assets. Capitalized interest for the nine months ended November 29, 2008 was $0.6 million; no interest was capitalized during the nine months ended November 28, 2009.

10. Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officers’ Supplemental Executive Retirement Plan (SERP) and Tubelite, Inc. Hourly Employees’ Pension Plan (Tubelite Plan) for the three and nine-month periods ended November 28, 2009 and November 29, 2008, were as follows:

	Three months ended		Nine months ended
(In thousands)	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Service cost	$—	$13	$—	$39
Interest cost	171	184	513	552
Expected return on assets	(44)	(63)	(132)	(189)
Amortization of unrecognized transition amount	(1)	(6)	(3)	(18)
Amortization of prior service cost	—	59	—	177
Amortization of unrecognized net loss	15	27	45	81
Curtailment loss	—	989	—	989

Net periodic benefit cost	$141	$1,203	$423	$1,631

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)—(Continued)

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

The total gross liability for unrecognized tax benefits at November 28, 2009 and February 28, 2009 was approximately $16.2 million and $15.6 million, respectively. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. The total liability for unrecognized tax benefits is not expected to change materially during the next 12 months.

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

	Three Months Ended		Nine Months Ended
(In thousands)	Nov. 28, 2009	Nov. 29, 2008	Nov. 28, 2009	Nov. 29, 2008
Condensed Statement of Operations from Discontinued Businesses
Net sales	$—	$(49)	$—	$(60)

Loss before income taxes	—	(51)	—	(287)
Income benefit	—	(19)	—	(104)

Loss from operations, net of income taxes	—	(32)	—	(183)
Gain on disposal, net of income taxes	—	—	335	—

Net (loss) earnings	$—	$(32)	$335	$(183)

(In thousands)	November 28, 2009	February 28, 2009
Summary Balance Sheets of Discontinued Businesses
Accounts payable and accrued liabilities	$1,098	$1,146
Long-term liabilities	2,962	3,397

13. Commitments and Contingent Liabilities

Operating lease commitments. As of November 28, 2009, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total
Total minimum payments	$1,690	$5,666	$4,224	$2,981	$2,124	$3,366	$20,051

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to provide a surety or performance bond that commits payments to its customers for any non-performance by the Company. At November 28, 2009, $152.6 million of the Company’s backlog was bonded by performance bonds with a face value of $426.3 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to pay on these performance-based bonds with respect to any of the current portfolio of businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)—(Continued)

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends and for specific sales credits as they become known and estimatable. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

	Nine months ended
(In thousands)	November 28, 2009	November 29, 2008
Balance at beginning of period	$5,073	$4,617
Additional accruals	2,741	4,923
Claims paid	(3,476)	(5,542)

Balance at end of period	$4,338	$3,998

Letters of credit. At November 28, 2009, the Company had ongoing letters of credit related to its construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company was obligated as of November 28, 2009 was approximately $10.2 million. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of November 28, 2009, letters of credit in the amount of $8.9 million had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of November 28, 2009, these obligations totaled $3.8 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of November 28, 2009, future payments of $0.3 million were committed under such agreements.

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

14. Comprehensive Earnings

	Three months ended		Nine months ended
(In thousands)	Nov. 28, 2009	Nov. 29, 2008	Nov. 28, 2009	Nov. 29, 2008
Net earnings	$10,725	$17,645	$31,269	$40,064
Unrealized loss on derivatives, net of $66 and $57 tax benefit, respectively	—	(117)	—	(100)
Unrealized gain (loss) on marketable securities, net of $54, $(243), $93 and $(203) tax expense (benefit), respectively	100	(451)	173	(377)
Pension liability adjustment, net of $359 tax expense	—	629	—	629

Comprehensive earnings	$10,825	$17,706	$31,442	$40,216

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)—(Continued)

15. Segment Information

The following table presents sales and operating income data for the Company’s two segments, and on a consolidated basis, for the three and nine months ended November 28, 2009, as compared to the corresponding period a year ago.

	Three months ended		Nine months ended
(In thousands)	Nov. 28, 2009	Nov. 29, 2008	Nov. 28, 2009	Nov. 29, 2008
Net Sales from Continuing Operations
Architectural	$158,205	$219,060	$495,499	$668,412
Large-Scale Optical	21,611	21,343	52,615	55,432
Intersegment eliminations	(4)	(6)	(10)	(8)

Net sales	$179,812	$240,397	$548,104	$723,836

Operating Income (Loss) from Continuing Operations
Architectural	$9,594	$19,629	$35,229	$49,718
Large-Scale Optical	7,427	6,497	13,274	13,242
Corporate and other	(968)	(1,307)	(2,894)	(2,710)

Operating income	$16,053	$24,819	$45,609	$60,250

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

Overview

We are a leader in certain technologies involving the design and development of value-added glass products, services and systems. The Company is comprised of two segments: Architectural Products and Services (Architectural) and Large-Scale Optical (LSO). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass, windows, storefront and entrances comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, Inc., a fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems, a manufacturer of custom aluminum window systems and curtainwall for the North American commercial construction market; Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters for U.S. markets; and Tubelite, Inc, a fabricator of aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry. Our LSO segment consists of Tru Vue, Inc., a manufacturer of value-added glass and acrylic for the custom picture framing and commercial optics markets.

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

	Three months ended		Nine months ended
(Percent of net sales)	Nov. 28, 2009	Nov. 29, 2008	Nov. 28, 2009	Nov. 29, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.2	77.1	75.5	78.9

Gross profit	24.8	22.9	24.5	21.1
Selling, general and administrative expenses	15.9	12.6	16.2	12.8

Operating income	8.9	10.3	8.3	8.3
Interest income	0.1	0.1	0.1	0.1
Interest expense	0.1	0.1	—	0.2
Other income (expense), net	0.1	(0.1)	—	—
Equity in loss of affiliated companies	—	—	—	—
Gain on investment in affiliated company	—	0.8	—	0.3

Earnings from continuing operations before income taxes	9.0	11.0	8.4	8.5
Income tax expense	3.0	3.6	2.8	2.9

Earnings from continuing operations	6.0	7.4	5.6	5.6
Earnings (loss) from discontinued operations, net of income taxes	—	(0.1)	0.1	(0.1)

Net earnings	6.0%	7.3%	5.7%	5.5%

Effective tax rate for continuing operations	33.7%	32.9%	32.7%	34.5%

Highlights of Third Quarter and First Nine Months of Fiscal 2010 Compared to Third Quarter and First Nine Months of Fiscal 2009

•

Consolidated net sales decreased $60.6 million, or 25.2 percent, during the third quarter ended November 28, 2009 compared to the prior-year period, and decreased $175.7 million, or 24.3 percent, during the nine-month period. The architectural glass and installation businesses were the primary drivers of the decrease in net sales for both the quarter and year-to-date periods, consistent with the decline in the commercial construction market, which continues to be impacted by tight commercial real estate credit and low employment levels.

•

Gross profit as a percent of sales for the quarter ended November 28, 2009 increased 1.9 percentage points to 24.8 percent from 22.9 percent in the prior-year period. For the nine-month period, gross profit as a percent of sales was 24.5 percent, an increase of 3.4 percentage points over the prior-year period. The increase in gross margin for both the third quarter and the nine-month period was primarily due to improvements in margins in the installation and window businesses as a result of project mix and execution of work that was largely bid in stronger markets. The margin improvement also reflected a positive product mix in the large-scale optical segment, as well as cost management and productivity improvements throughout the Company, partially offset by the impact of fixed costs on lower sales. The prior-year quarter and nine-month period gross margins were negatively impacted by operational challenges in our architectural glass business, which led to higher than planned labor costs to overcome production bottlenecks, and project write-downs in our installation business.

•

Selling, general and administrative (SG&A) expenses for the third quarter increased as a percent of net sales to 15.9 percent from 12.6 percent in the prior-year period, but declined by $1.8 million. For the nine-month period, SG&A expenses increased to 16.2 percent of net sales compared to 12.8 percent in the prior-year period, but declined by $3.4 million. The decrease in spending for both the quarter and year-to-date periods relates to lower sales and marketing expenses; lower spending on travel and consulting as we focus on cost management; and reduced salaries and employee-related expenses as a result of headcount reductions. These items were partially offset by a year-over-year increase in bonus and long-term incentive expenses. The prior year was impacted by lower projected payouts of stock-based incentives as a result of reducing our outlook for future years. The increase as a percent of sales was largely due to our inability to leverage expenses over a lower level of sales dollars.

•	Interest expense decreased $0.3 million in the third quarter of fiscal 2010 from the prior-year period and $0.8 million in the nine-month period due to reduced debt levels and lower interest rates.

•

During the third quarter of fiscal 2009 and in connection with PPG’s sale of its automotive replacement glass businesses, we exercised our right to sell our minority interest in the PPG Auto Glass joint venture, resulting in a pre-tax gain on sale of approximately $2.0 million. As a result, we had no impact from the joint venture in the current-year quarter or year-to-date period. During fiscal 2009, the joint venture reported no income in the third quarter and a loss of $0.1 million in the nine-month period.

•

The effective tax rate for continuing operations for the third quarter was 33.7 percent compared to 32.9 percent in the prior-year period. The prior-year was favorably impacted by research and development tax credits taken during the third quarter. For the year-to-date period, the tax rate for continuing operations was 32.7 percent compared to 34.5 percent in the prior year. The decrease in the effective tax rate for the nine-month period was primarily due to a reduction of reserve increases in the current fiscal year as compared to the previous fiscal year as a result of a change in estimate for previous tax positions taken.

Segment Analysis

The following table presents sales and operating income data for our two segments and on a consolidated basis for the three and nine-month periods ended November 28, 2009, when compared to the corresponding periods a year ago.

	Three months ended			Nine months ended
(In thousands)	Nov. 28, 2009	Nov. 29, 2008	% Change	Nov. 28, 2009	Nov. 29, 2008	% Change
Net Sales from Continuing Operations
Architectural	$158,205	$219,060	(27.8)%	$495,499	$668,412	(25.9)%
Large-Scale Optical	21,611	21,343	1.3	52,615	55,432	(5.1)
Intersegment eliminations	(4)	(6)	NM	(10)	(8)	NM

Net sales	$179,812	$240,397	(25.2)%	$548,104	$723,836	(24.3)%

Operating Income (Loss) from Continuing Operations
Architectural	$9,594	$19,629	(51.1)%	$35,229	$49,718	(29.1)%
Large-Scale Optical	7,427	6,497	14.3	13,274	13,242	0.2
Corporate and other	(968)	(1,307)	(25.9)	(2,894)	(2,710)	6.8

Operating income	$16,053	$24,819	(35.3)%	$45,609	$60,250	(24.3)%

NM = not meaningful

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•

Third-quarter net sales of $158.2 million decreased 27.8 percent from the prior-year period, and net sales of $495.5 million for the nine-month period decreased 25.9 percent from the prior-year period. Both the quarter and year-to-date periods were impacted by difficult market conditions with continued tight commercial real estate credit and low employment levels. In the quarter, we experienced a significant decline in architectural glass volume and a reduction in pricing as the availability of higher-priced, large projects has diminished at a faster rate than the rest of the market decline. These market conditions impacted the architectural glass business to a greater extent than the rest of the businesses in this segment.

•

Operating income of $9.6 million in the current quarter was down 51.1 percent from the prior-year period, and operating margins decreased 2.9 percentage points, to 6.1 percent from 9.0 percent in the prior-year period. On a year-to-date basis, operating income of $35.2 million was down 29.1 percent from the prior-year period, and operating margins decreased 0.3 percentage points to 7.1 percent from 7.4 percent in the prior-year period. Operating margin was down due to the impact of lower sales levels on the fixed cost base and a declining mix of work that was bid in stronger markets. These items were partially offset by productivity improvements, and ongoing cost-cutting measures at all businesses within the segment. The prior-year quarter and nine-month period gross margins were negatively impacted by operational challenges in our architectural glass business, which led to higher than planned labor costs to overcome production bottlenecks, and project write-downs in our installation business.

•

Architectural backlog at November 28, 2009 decreased to $246.4 million from $373.2 million in the prior-year period and from $295.0 million reported at the end of second quarter. Slow bid-to-award timing is impacting backlog. While bidding activity remains steady, there has been a decline in average project values. Reduced lead times for smaller architectural glass and standard window projects, as well as the quick turns required of many of the international jobs, are resulting in a higher proportion of book and bill work, which does not get reflected in backlog. We expect approximately $95 million of this backlog to flow during the remainder of fiscal 2010.

Large-Scale Optical Technologies (LSO)

•

Third quarter revenues were $21.6 million, up slightly over prior-year period revenues of $21.3 million. For the nine months ended November 28, 2009, revenues were $52.6 million, down 5.1 percent from the prior-year. The increase in the quarter was due to improved mix by converting customers to our best value-added picture framing products on lower volume. Although we continue to convert customers to our value-added picture framing products, the nine-month period was negatively impacted by weak custom picture framing market conditions, which has reduced overall volume.

•

Operating income of $7.4 million in the quarter was up 14.3 percent over the prior-year period and operating margins increased to 34.4 percent compared to 30.4 percent in the prior year. For the nine-month period, operating income of $13.3 million was flat to the prior year and operating margins increased to 25.2 percent compared to 23.9 percent in the prior year. The increase in operating income and margins during the quarter was as a result of productivity improvements due to leveraging significant investments made in this business over the last two years. The nine-month period increase in operating margins was due to the strong mix of better value-added picture framing products, which was partially offset by the impact of lower volume.

Consolidated Backlog

•

At November 28, 2009, our consolidated backlog was $252.0 million, down 32.7 percent from the prior-year period and down 15.8 percent compared to the $299.3 million reported at the end of the second quarter.

•	The backlog of the Architectural segment represented more than 97 percent of consolidated backlog.

•

We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of our sales, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

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

Liquidity and Capital Resources

	Nine months ended
(Cash effect, in thousands)	November 28, 2009	November 29, 2008
Net cash provided by continuing operating activities	$73,865	$71,008
Capital expenditures	(7,682)	(49,460)
Net (purchases) sales of short-term investments and marketable securities	(14,259)	2,374
Net change in borrowings	—	(29,800)

Operating activities. Cash provided by operating activities of continuing operations was $73.9 million for the first nine months of fiscal 2010, compared to $71.0 million in the prior-year period, on lower current-year earnings.

Non-cash working capital (current assets, excluding cash and short-term investments, less current liabilities) was $26.7 million at November 28, 2009, or 3.6 percent of last 12-month sales, our key balance sheet metric. This compares to 4.8 percent at February 28, 2009 and 6.9 percent at November 29, 2008. The improvement over year-end and the prior-year period is largely the result of initiatives to expedite billings and collections. We believe this metric will be negatively impacted through the downturn by current commercial construction market conditions as some customers, general contractors and building owners experience increased liquidity issues.

Investing Activities. Through the first nine months of fiscal 2010, investing activities used $21.8 million of cash, compared to $19.9 million in the same period last year. New capital investments through the first nine months of fiscal 2010 totaled $7.7 million, compared to $49.5 million in the prior-year period. Prior-year spending was primarily for productivity improvements and capacity expansions in both operating segments, while in the current year our expenditures have been focused on safety and maintenance projects, as well as quick pay-back productivity improvements. The prior year also included $27.1 million of proceeds on the sale of our interest in the PPG Auto Glass joint venture. The net position of our investments for the nine-month period resulted in $14.3 million in net purchases versus $2.4 million in net sale proceeds in the prior year.

We expect fiscal 2010 capital expenditures to be less than $15 million, primarily for productivity improvements, maintenance and safety, and new green products. Our factories are modern and have excess capacity given current market conditions; accordingly, we are focusing on productivity improvements and product enhancements, including green product offerings, with minimal use of capital.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings remained consistent at $8.4 million as of November 28, 2009 and February 28, 2009, and consisted solely of industrial development bonds. Total outstanding borrowings at November 29, 2008 were $28.4 million. Through cash generated from operations, we have reduced outstanding debt compared to the prior-year period. Our debt-to-total-capital ratio was 2.4 percent at November 28, 2009, compared to 2.6 percent at February 28, 2009.

We expect to issue up to approximately $12 million of recovery zone facility bonds during the fourth quarter of fiscal 2010. Proceeds from the bond issuance will be used to finance the expansion of product offerings at our St. George, Utah location. The bonds will have a term of approximately 20 years and will bear a floating rate of interest similar to the Company’s currently outstanding industrial development bonds.

We paid dividends of $6.8 million and $6.5 million in the first nine months of fiscal 2010 and 2009, respectively. We expect to continue to make quarterly dividend payments and spend approximately $9.1 million on dividends during fiscal 2010.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. We repurchased 535,324 shares in the open market under this program, for a total of $7.2 million, through February 25, 2006. No share repurchases were made under this plan during fiscal 2007. We repurchased 338,569 shares in the open market during fiscal 2008 for $5.4 million. During fiscal 2009, we repurchased 1,130,230 shares in the open market for $14.6 million under the program. There have been no share repurchases during the first nine months of fiscal 2010. Therefore, we have purchased a total of 2,004,123 shares, at a total cost of $27.3 million, since the inception of this program. We have remaining authority to repurchase 1,245,877 shares under this program, which has no expiration date. We do not expect to repurchase any shares during the remainder of fiscal 2010.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of November 28, 2009:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2010 Remaining	2011	2012	2013	2014	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$8,400	$8,400
Operating leases (undiscounted)	1,690	5,666	4,224	2,981	2,124	3,366	20,051
Purchase obligations	1,702	2,092	—	—	—	—	3,794
Non-compete agreements	207	65	—	—	—	—	272

Total cash obligations	$3,599	$7,823	$4,224	$2,981	$2,124	$11,766	$32,517

We maintain a $100.0 million revolving credit facility, which expires in November 2011. No borrowings were outstanding as of November 28, 2009. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at November 28, 2009 was $265.9 million, whereas our net worth as defined in the credit facility was $343.7 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 0.09 at November 28, 2009. If we are not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At November 28, 2009, we were in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

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

We have purchase obligations for raw material commitments and capital expenditures. As of November 28, 2009, these obligations totaled $3.8 million.

The other obligations relate to non-compete and consulting agreements with current and former employees.

We expect to make contributions of $0.5 million to our defined benefit pension plans in fiscal 2010. The fiscal 2010 expected contributions will equal or exceed our minimum funding requirements.

As of November 28, 2009, we had $16.2 million and $2.2 million of unrecognized tax benefits and environmental liabilities, respectively. We are unable to reasonably estimate in which future periods these amounts will ultimately be settled.

At November 28, 2009, we had ongoing letters of credit related to construction contracts and certain industrial development bonds. The letters of credit by expiration period were as follows at November 28, 2009:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2010 Remaining	2011	2012	2013	2014	Thereafter	Total
Standby letters of credit	$1,497	$—	$—	$—	$—	$8,653	$10,150

In addition to the above standby letters of credit, which were predominantly issued for our industrial development bonds, we are required, in the ordinary course of business, to provide a surety or performance bond that commits payments to our customers for any non-performance by us. At November 28, 2009, $152.6 million of our backlog was bonded by performance bonds with a face value of $426.3 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to pay on these performance-based bonds with respect to any of our current portfolio of businesses.

We self-insure our third-party product liability coverages. As a result, a material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2010, we believe that current cash on hand, cash generated from operating activities and available capacity under our committed revolving credit facility should be adequate to fund our working capital requirements, planned capital expenditures and dividend payments. We have total cash and short-term investments of $83.1 million at November 28, 2009. We believe that this will provide us with the financial strength to work through the ongoing weak market conditions and to focus on our growth strategy for the recovery.

Outlook

We continue to face an unprecedented level of uncertainty. The following statements are based on our current expectations for full-year fiscal 2010 results. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to be down 22 to 24 percent compared to fiscal 2009.

•	Operating margins are expected to be 6.3 to 7.0 percent for the year.

•	Full-year capital expenditures are projected to be less than $15 million.

Related Party Transactions

No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Critical Accounting Policies

No material changes have occurred in the disclosure of our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred to the disclosures of quantitative and qualitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Item 4:	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 28, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2010:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
August 30, 2009 through September 26, 2009	2,961	$14.63	—	1,245,877
September 27, 2009 through October 24, 2009	1,111	14.94	—	1,245,877
October 25, 2009 through November 28, 2009	—	—	—	1,245,877
Total	4,072	$14.79	—	1,245,877

(a)	The shares in this column represent shares that were surrendered to us by plan participants to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock, which was announced on April 10, 2003. In January 2008, the Board of Directors increased the authorization by 750,000 shares, which was announced on January 24, 2008. In October 2008, the Board of Directors increased the authorization by 1,000,000 shares, which was announced on October 8, 2008. The Company’s repurchase program does not have an expiration date.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 7, 2010	By:	/S/ RUSSELL HUFFER
Russell Huffer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: January 7, 2010	By:	/S/ JAMES S. PORTER
James S. Porter
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended November 28, 2009

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.