Form 10-K
period 2010-02-27
APOGEE ENTERPRISES INC
filed 2010-04-28
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended February 27, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of August 29, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $383,242,000 (based on the closing price of $13.71 per share as reported on the NASDAQ Global Select Market as of that date).

As of March 31, 2010, there were 27,966,315 shares of the registrant’s Common Stock, $0.33  1/3 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

APOGEE ENTERPRISES, INC.

Annual Report on Form 10-K

For the fiscal year ended February 27, 2010

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

The Company is comprised of two reporting segments to match the markets they serve:

•

The Architectural Products and Services segment designs, engineers, fabricates, installs, maintains and renovates the walls of glass and windows comprising the outside skin and entrances of commercial and institutional buildings. For fiscal 2010, our Architectural Products and Services segment accounted for approximately 90 percent of our net sales.

•

The Large-Scale Optical Technologies segment manufactures value-added glass and acrylic products primarily for the custom picture framing market and commercial optics. For fiscal 2010, our Large-Scale Optical Technologies segment accounted for approximately 10 percent of our net sales.

Financial information about the Company’s segments can be found in Item 8, Note 17 to the Consolidated Financial Statements of the Company contained elsewhere in this report.

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

Architectural Products and Services (Architectural) Segment. The Architectural segment primarily fabricates, installs, maintains and renovates the outside skin of commercial buildings. Through complex processes, we add ultra-thin coatings to uncoated architectural glass to create colors and energy efficiency, especially important with the industry trend of “green” buildings. We also laminate layers of glass and vinyl to create glass that helps protect against hurricanes and bomb blasts. Glass can also be tempered to provide additional strength. We have the ability to design, build and install windows, curtainwall, storefront and entrances using our coated glass and metal products or those supplied by others. We also provide finishing services for the metal and plastic components used to frame architectural glass windows and walls and other products.

Our product choices allow architects to create distinctive looks for office towers, hotels, education facilities and dormitories, health care facilities, government buildings, retail centers, as well as condominiums, and our services allow our customers to meet the timing and cost requirements of their jobs.

The following table describes the products and services provided by the Architectural segment.

Products and Services	Product Attributes	Description
Architectural Glass Fabrication	High- Performance Glass	We offer a wide selection of glass colors, silk-screening and energy-efficiency properties. High-performance glass is typically fabricated into custom insulating units and/or laminated products.

Aluminum Framing Systems	Standard, Custom and Engineered- to-Order	Varying degrees of customization of our window, storefront, entrance and curtainwall systems are available depending on the customer’s project requirements. We offer a comprehensive list of design, engineering, procurement and fabrication alternatives. Our window systems can be operable or non-operable. Our curtainwall systems may be unitized (shop fabricated) or field fabricated. Depending on the requirements, we apply a wide selection of colored paint to aluminum window frames, curtainwall systems and other components. We also use anodizing to create a strong, weather-resistant film of aluminum oxide, often colored, on the surface of the aluminum. In some cases, we also apply UV protection and durable paint to polyvinyl chloride parts, such as interior shutters.

Glass Installation	New Construction, Renovation and Maintenance Services

We install curtainwall, window, storefront and entrance systems for non-monumental, new commercial and institutional buildings, and for renovation projects. In-house engineering capabilities allow us to meet the architect’s design requirement; duplicate the original design to maintain the historical appearance of a building; or create a completely new appearance for renovated buildings. Also, in the markets where we have a local presence, we offer 24-hour complete repair and replacement of damaged glass, including commercial glass replacements, repair of doors and security glass.

.

All of the businesses within the Architectural segment manufacture their products by fabricating glass and/or metals in a job-shop environment. Products are shipped to the job site or other location where further assembly or installation may be required.

Large-Scale Optical Technologies (LSO) Segment. The LSO segment primarily provides coated glass and acrylic for use in custom picture framing applications. The variables in the glass used for picture framing products are the size and coating to give the glass ultra-violet (UV) protection and/or anti-reflective properties.

Products and Services	Product Attributes	Description
Value-Added Picture Framing Glass and Acrylic	UV, Anti-Reflective and/ or Security Features	Our coatings reduce the reflectivity of picture framing glass and protect pictures and art from the sun’s damaging UV rays. Anti-reflective coatings on acrylic reduce glare and static charge on the surface.

Commercial Optics	Reflective and Transmission Security	Our coatings also reduce the reflectivity and transmissivity of products used in commercial optics markets. Applications in these markets include privacy filters and may include marine and aircraft gauges and medical equipment.

Markets and Distribution Channels

Architectural Segment. The market for Architectural products and services is a subset of the construction industry and is differentiated by building type, geographic location, project size and level of customization required. Published market data is not readily available for the market segments that we serve; however, we estimate market size by analyzing overall construction industry data.

Building type – The construction industry dynamics are typically represented by residential construction and non-residential construction, which includes commercial, industrial and institutional construction. Apogee is well positioned as a leading supplier of architectural glass products and services to the non-residential construction industry. Our architectural glass products and services are primarily used in commercial buildings (office towers, hotels and retail centers) and institutional buildings (education facilities and dormitories, health care facilities and government buildings), as well as high-end condominiums.

Geographic location – We supply architectural glass fabrication products primarily to the U.S. market, with some international distribution of our high-performance architectural glass. We estimate the U.S. market for architectural glass fabrication in commercial buildings is approximately $1.5 billion in annual sales. Our aluminum framing systems, including custom and standard windows, storefront and entrances, are marketed in the United States, where we estimate the market size is approximately $2.0 billion in annual sales. We estimate the U.S. market for installation services is approximately $7.5 billion in annual sales. Within the installation services market, Apogee is one of only a few companies to have a national presence, with offices in 10 locations serving multiple U.S. markets. We estimate that these areas represent approximately 20 percent of the total installation market. Installation of building glass in new commercial and institutional construction projects is the primary focus of our business; we also offer glass services and retrofitting or renovating the outside skin of older commercial and institutional buildings.

Project size – The projects on which our Architectural segment businesses bid and work vary in size. Our aluminum framing systems, storefront and entrance systems, and glass installation products and services, in particular, are targeted toward smaller and mid-size projects, while our high-performance architectural glass fabrication products are often supplied to monumental, high-profile projects, as well as smaller, broader market projects. We estimate that we are awarded over a 70 percent share of the high-profile architectural glass projects that we target.

Level of customization – Most projects have some degree of customization, as the end product or service is based on customer specifications. The only constant is the substrates of the products and the processes we utilize to fabricate, manufacture or install the products. However, within our aluminum framing systems businesses, we also produce glass windows and storefront and entrance products in standard and modified standard and custom configurations.

Customers and marketing – Our customers and those that influence the projects include architects, building owners, general contractors and glazing subcontractors in the commercial construction market. Our high-performance architectural glass is marketed using a direct sales force and independent sales representatives. We market our custom and standard windows, curtainwall, storefront and entrance systems using a combination of direct sales, distribution and independent sales representatives. Our installation, renovation and repair services are marketed by a direct sales force, primarily in the major metropolitan areas we serve in the United States.

LSO Segment. The Company’s Tru Vue brand is one of the largest domestically manufactured brands for value-added glass and acrylic for the custom picture framing market. Under this brand, products are distributed primarily in North America through independent distributors, which supply national and regional chains and local picture framing shops, as well as through mass merchandisers. The Company has also been successful in supplying products directly to museums and public and private galleries. We also have limited distribution in Europe, Australia and New Zealand through independent distributors.

Through the Company’s leadership, the custom picture framing industry continues to convert from clear glass to value-added picture framing glass and acrylic, a trend that is expected to continue and has helped offset market softness over the past several years. We believe today’s market for custom picture framing glass to be approximately 70 million square feet annually, we believe that our share of the market is approximately 50 percent while we have a 75 percent share of the valued-added glass market, our target sector.

We sell our commercial optics products to original equipment manufacturers.

Warranties

We offer product warranties which we believe are competitive for the markets in which those products are sold. The nature and extent of these warranties depend upon the product, the market and, in some cases, the customer being served. We generally offer warranties from two to 10 years for our architectural glass, curtainwall and window system products, while we offer warranties of two years or less on our other products and installation services. In the event of a claim against a product for which we have received a warranty from the supplier, we will pass the claim back to our supplier. Although we carry liability insurance with very high deductibles for product failures, we reserve for warranty exposures, as our insurance does not cover warranty claims. There can be no assurance that our insurance will be sufficient to cover all product failure claims in the future; that the costs of this insurance and the related deductibles will not increase materially; or that liability insurance for product failures will be available on terms acceptable to the Company in the future.

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

Materials used within the LSO segment include glass, hard-coated acrylic, acrylic substrates, coating materials and chemicals. This segment has also incurred energy surcharges from glass manufacturers over the past several years. Historically, we have passed on these costs to our customers in the form of price increases where possible.

The Company believes a majority of its raw materials are available from a variety of domestic sources.

Trademarks and Patents

The Company has several trademarks and trade names which it believes have significant value in the marketing of its products, including APOGEE®. Trademark registrations in the United States are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade. Within the Architectural segment, VIRACON®, LINETEC®, FINISHER OF CHOICE®, VIRAGUARD®, WAUSAU WINDOW AND WALL SYSTEMS®, ADVANTAGE WAUSAU®, GUARDVUE®, STORMGUARD®, TUBELITE®, MAXBLOCK®, DFG®, GO WITH THE GREEN®, HARMON GLASS®, HI—5000®, HI—7000®, THE LEADER IN GLASS FABRICATION® and VIRACONSULTING® are registered trademarks of the Company. HARMON™, 500LS™, ALUMINATE™, ECOLUMINUM™, VIRACON VUE-50™, 300ES™, FORCEFRONT™ and INvent™ are unregistered trademarks of the Company.

Within the LSO segment, TRU VUE®, CONSERVATION CLEAR®, CONSERVATION SERIES®, CONSERVATION REFLECTION CONTROL®, CONSERVATION ULTRACLEAR®, SCRATCH GUARD®, MUSEUM GLASS®, OPTIUM®, REFLECTION CONTROL®, AR REFLECTION – FREE®, TRU VUE AR®, OPTIUM ACRYLIC®, OPTIUM MUSEUM ACRYLIC® and CONSERVATION MASTERPIECE® are registered trademarks. PRESERVATION CLEAR™, PRESERVATION MASTERPIECE™, PRESERVATION REFLECTION CONTROL™ and PRICING FOR PROFIT™ are unregistered trademarks of the Company.

The Company has several patents pertaining to our glass coating methods and products, including our UV coating and etch processes for anti-reflective glass for the picture framing industry. Despite being a point of differentiation from its competitors, no single patent is considered to be material to the Company.

Seasonality

Within the Architectural segment, there is a slight seasonal effect following the commercial construction industry, with higher demand May through December. However, a bigger impact to revenues is the fact that the construction industry is highly cyclical in nature and can be influenced differently by the effects of the localized economy in geographic markets.

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

Backlog

At February 27, 2010, the Company’s total backlog of orders considered to be firm was $228.5 million, compared with $317.4 million at February 28, 2009. Of these amounts, approximately $227.5 million and $316.2 million of the orders were in the Architectural segment at February 27, 2010 and February 28, 2009, respectively. We expect to produce and ship $183.2 million, or 81 percent, of the Company’s February 27, 2010 backlog in fiscal 2011 compared to $237.7 million, or 75 percent, of the February 28, 2009 backlog that was expected to be produced and shipped in fiscal 2010.

The Company views backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in its business. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of the Company, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Competitive Conditions

Architectural Segment. The markets served by the businesses within the Architectural segment are very competitive, price and lead-time sensitive, and are affected by changes in the North American commercial construction industry as well as changes in general economic conditions, including: interest rates, credit availability for commercial construction projects, material costs, employment rates, office vacancy rates, building construction starts and office absorption rates. As each of these economic indicators moves favorably, our businesses typically experience sales growth, and vice-versa. The recent trends in the U.S. and world economies have had a significant adverse impact on the commercial construction industry as a whole. As a result, the competitive environment in which the Architectural segment operates has become more competitive, increasing the number of re-bid construction projects and amount of time between bidding and award of a project, reducing selling prices and causing competitors to expand the geographic scope and type of projects on which they bid. The companies within the Architectural segment primarily serve the custom portion of the commercial construction market, which is generally highly fragmented and where the primary competitive factors are price, product quality, reliable service, on-time delivery, warranty and the ability to provide technical engineering and design services. The U.S. government’s American Recovery and Reinvestment Act stimulus programs have offset some of the U.S. commercial construction downturn. Additionally, we believe we are in the midst of an increasing trend in commercial construction – building with energy efficient or “green” building products. This has the potential to increase demand for some of our segment’s products and services due to their premium energy-efficiency properties and custom aesthetics. The potential for increased renovation of the exteriors of commercial and institutional buildings for improved energy efficiency may also offset some of these competitive pressures.

Throughout a construction project, the Architectural segment must maintain significant relationships with general contractors, who are normally each business’ direct or indirect customers, and architects, who influence the selection of products and services on a project. This is due to the high degree of dependence on the general contractors and architects for project initiation and development of specifications. Additionally, the timing of a project depends on the general contractor’s schedule and ability to maintain this schedule. If a general contractor fails to keep a construction project on its established timeline, the timing and profitability of the project for our Architectural segment could be negatively impacted.

We believe that our competition does not provide the same level of custom-coatings to the market, but regional glass fabricators can provide somewhat similar products with similar attributes. They incorporate high performance, post-temperable glass products, procured from primary glass suppliers, into their insulated glass products. The availability of these products has enabled the regional fabricators in some cases to bid on more complex projects than in the past. Since we typically target the more complex projects, of which there are fewer in the market because of the recent economic downturn, we have encountered significant competition from these suppliers. Conversely, since the commercial construction cycle has slowed and demand for high-end products is lower, our architectural glass fabrication business increasingly competes for business at the lower end of the high-performance spectrum where these regional fabricators vigorously compete, and pricing is generally lower.

The commercial window manufacturing market is highly fragmented, and we compete against several major aluminum window and storefront manufacturers in various market niches. With window products at the high-end of the performance scale and one of the industry’s best standard window warranties for repair or replacement of defective product, we effectively leverage a reputation for engineering quality and delivery dependability into a position as a preferred provider for high-performance products. Our custom and standard windows business and storefront and entrance business typically compete on quality and service levels, price, lead-time and delivery services. Within the architectural finishing market, we compete against regional paint and anodizing companies, typically on price and delivery. With the slowdown in the commercial markets, there is a higher level of competition for these products.

When providing glass installation and services, we largely compete against local and regional construction companies and installation contractors where the primary competitive factors are quality engineering, price and service.

LSO Segment. Product attributes, pricing, quality, marketing, and marketing services and support are the primary competitive factors in the markets within the LSO segment. The Company’s competitive strengths include our excellent relationships with our customers and the product performance afforded by our proprietary and/or patented processes. While there is significant price sensitivity in regard to sales of clear glass to picture framers, there is somewhat less price sensitivity on our value-added glass products since there is less competition for these products.

Although there has been recent activity with respect to new entrants in the North American valued-added products for picture framing, this segment competes against many suppliers of clear glass. Our customers’ selection of value-added products is driven by product attributes, price, quality, service and capacity.

Research and Development

The amount spent on research and development activities over the past three fiscal years was $6.8 million, $9.3 million and $11.1 million in fiscal 2010, 2009 and 2008, respectively. Of this amount, $3.2 million, $6.3 million and $9.9 million, respectively, was focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and is included in cost of sales in the accompanying consolidated financial statements.

Environment

We use hazardous materials in our manufacturing operations, and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of wastes. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that we believe enable us to properly manage the regulated materials used in our manufacturing processes and wastes created by the production processes, and we have implemented a program to monitor our compliance with environmental laws and regulations. Although we believe we are currently in material compliance with such laws and regulations, current or future laws and regulations could require us to make substantial expenditures for compliance with chemical exposure, waste treatment or disposal regulations. During fiscal 2010, 2009 and 2008, we spent approximately $0.3 million, $0.1 million and $0.2 million, respectively, at facilities to reduce wastewater solids and further reduce hazardous air emissions. We expect to incur costs to continue to comply with laws and regulations in the future for our ongoing manufacturing operations but do not expect these to be material to our financial statements.

As part of the acquisition of Tubelite, Inc. (Tubelite) on December 21, 2007, the Company acquired a manufacturing facility which has a history of environmental conditions. We believe that Tubelite is a “responsible party” for certain historical environmental conditions, and the Company intends to remediate those conditions. The Company believes the remediation activities can be conducted without significant disruption to manufacturing operations at this facility. As part of the purchase price allocation, the Company recorded $2.5 million in environmental reserves. As of February 27, 2010, the environmental reserve balance was $2.2 million.

Employees

The Company employed 3,407 and 4,422 persons on February 27, 2010 and February 28, 2009, respectively. At February 27, 2010, 451 of these employees were represented by labor unions. The Company is a party to approximately 40 collective bargaining agreements with several different unions. The number of collective bargaining agreements to which the Company is a party varies with the number of cities in which our glass installation and services business has active construction contracts. The Company considers its employee relations to be very good, even in light of volume-related workforce reductions in the later half of fiscal 2009 and throughout fiscal 2010, and has not recently experienced any loss of workdays due to strike. We are highly dependent upon the continued employment of certain technical and management personnel.

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

Foreign Operations and Export Sales

During the years ended February 27, 2010, February 28, 2009 and March 1, 2008, the Company’s export sales, principally from the sale of architectural glass, amounted to approximately $68.3 million, $73.2 million and $71.4 million or 10 percent of net sales in fiscal 2010 and 8 percent of net sales in each of fiscal 2009 and 2008.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions with Apogee Enterprises and Five-Year Employment History
Russell Huffer	60	Chairman of the Board of Directors of the Company since June 1999 and Chief Executive Officer and President of the Company since January 1998. Various management positions within the Company since 1986.

James S. Porter	49	Chief Financial Officer since October 2005. Vice President of Strategy and Planning from 2002 through 2005. Various management positions within the Company since 1997.

Patricia A. Beithon	56	General Counsel and Secretary since September 1999.

Gary R. Johnson	48	Vice President-Treasurer since January 2001. Various management positions within the Company since 1995.

Gregory A. Silvestri	50	Executive Vice President since March 2008 and Viracon President since December 2008. Senior Vice President of Operations, Viracon from August 2007 to March 2008. Various management positions with Plug Power, Inc., a fuel cell company, from 1999 to 2007, serving as President from 2006 to 2007.

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

Operational Risks

Architectural Segment

The Architectural segment designs, engineers, fabricates, installs, maintains and renovates the walls of glass, windows, storefront and entrances comprising the outside skin of commercial and institutional buildings. This segment has tended to lag the North American commercial construction industry cycle by approximately eight months. There can be no assurance that the lag experienced by the segment will continue.

Global economic conditions and the cyclical nature of the North American commercial construction industry has and could continue to have an adverse impact on the profitability of this segment. There has traditionally been a lag between the general domestic economy and the commercial construction industry, and an additional approximate eight-month lag as it relates to our products and services. Our Architectural segment businesses are primarily impacted by changes in the North American commercial construction industry, including unforeseen delays in project timing, work flow and lower prices. These and other economic conditions could impact the overall commercial construction industry and may adversely impact the markets we serve or the timing of the lag, resulting in lower revenues and earnings.

The Architectural segment’s markets are very competitive and actions of competitors, or new market entrants, or product preferences could result in a loss of customers that would negatively impact revenues and earnings. The markets that the Architectural segment serves are product-attribute, price and lead-time sensitive. The segment competes with several large, integrated glass manufacturers; numerous specialty, architectural glass and window fabricators; and major contractors and subcontractors. Some of our competitors may have greater financial or other resources than the Company. Changes in our competitor’s products, prices or services could negatively impact our market share, revenues or margins. Architectural trends that reduce window-to-wall ratios could also negatively impact our market share, revenues or margins

The Architectural segment results could be adversely impacted by product quality and performance reliability problems. We manufacture and/or install a significant portion of our products based on specific requirements of each of our customers. We believe that future orders of our products or services will depend on our ability to maintain the performance, reliability and quality standards required by our customers. If our products or services have performance, reliability or quality problems, we may experience delays in the collection of accounts receivable; higher manufacturing or installation costs; additional warranty and service expense; or reduced, cancelled or discontinued orders. Additionally, performance, reliability or quality claims from our customers, with or without merit, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages that could negatively impact our financial results.

The Architectural results could be adversely impacted by capacity utilization and changes in technology impacting capacity utilization. The Architectural segment’s near-term performance depends, to a significant degree, on its ability to fully utilize capacity at its production facilities. The failure to successfully utilize, or manage capacity and the impact of closing a facility in the future could adversely affect our operating results. Additionally, advances in product or process technologies on the part of existing or prospective competitors could have a significant impact on our ability to utilize our capacity and, therefore, have an adverse impact on our operating results.

The Architectural results could be adversely impacted by installation issues. The Company’s installation business typically is awarded as a fixed-price contract. Often, bids are required before all aspects of a construction project are known. An underestimate in the amount of labor required and/or cost of materials for a project; a change in the timing of the delivery of product; difficulties or errors in execution; or significant delays could result in failure to achieve the expected results. Any such issues could result in losses on individual contracts that could impact our operating results.

Large-Scale Optical Technologies (LSO)

The LSO segment develops and produces products that enhance the visual performance for picture framing and commercial optics. Over the last several years, the segment has transitioned away from consumer electronics and pre-framed art, and focused its efforts on value-added picture framing glass and acrylic products. There can be no assurance that the revenue and profitability patterns experienced by the segment will not change in the near future or that the current trend to value-added products will continue.

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

The LSO segment is highly dependent on U.S. consumer confidence and the U.S. economy. Our business in this segment depends on the strength of the retail picture framing market. This market is highly dependent on consumer confidence and the conditions of the U.S. economy. We have been able to partially offset the impact of economic slowdowns in the recent past with an increase in the mix of higher value-added picture framing products. If consumer confidence further declines, whether as a result of an economic slowdown, uncertainty regarding the future or other factors, our use of these strategies may not be as successful in the future, resulting in a potentially significant decrease in revenues and operating income.

The LSO segment results could be adversely impacted by capacity utilization. The LSO segment’s near-term performance depends, to a significant degree, on its ability to utilize its production capacity, especially since we have increased the capacity to manufacture our highest value-added picture framing glass and acrylic products. The failure to successfully manage this additional capacity, as well as our existing capacity, could adversely impact operating results.

Other Operational Risks

The Company’s results may be adversely impacted by implementation of an Enterprise Resource Planning (ERP) system. During fiscal 2008, 2009 and 2010, the Company has been implementing a company-wide ERP system to upgrade its information system technologies. The complexities of an ERP implementation and large-scale process changes that will be required could result in costs that exceed the project budget, business interruptions or reduced financial performance, adversely impacting operating results.

Financial Risks

Volatility in the global economy could adversely affect results of operations and our financial condition. Global financial markets have been experiencing extreme disruption over the past two years, including, among other things, volatility in securities prices; diminished liquidity; credit availability; rating downgrades of certain investments; and declining valuations of others. These conditions have had an adverse impact on our recent results of operations. Further volatility could lead to challenges in our business and negatively impact our financial condition or results of operations. The tightening of credit in financial markets could adversely affect our ability, as well as the ability of our customers and suppliers, to obtain financing. In addition, lack of financing for commercial construction projects could further result in a decrease in orders and spending for our products and services. We also maintain a significant amount of assets in the form of investments, primarily municipal bonds. The value of these investments and the timing of our need for cash could have a significant impact on our operating results.

Our quarterly and annual revenue and operating results are volatile and difficult to predict. Our revenue and operating results may fall below the expectations of securities analysts or investors, and company-provided guidance in future periods. Our annual revenue and operating results may vary depending on a number of factors, including, but not limited to, fluctuating customer demand, delay or timing of shipments, construction delays or cancellation due to lack of financing for construction projects, changes in product and project mix or market acceptance of new products. Manufacturing or operational difficulties that may arise due to quality control, capacity utilization of our production equipment or staffing requirements may also impact our annual revenue and operating results. In addition, competition, including new entrants into our markets, the introduction of new products by competitors, adoption of competitive technologies by our customers, competitive pressures on prices of our products and services could impact our annual revenue and operating results. Finally, our annual revenue and operating results may vary depending on raw material pricing and the potential for disruption of supply; and changes in legislation that could have an adverse impact on our labor or other costs. Our failure to meet revenue and operating result expectations would likely adversely affect the market price of our common stock.

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

Environmental Regulation Risks

We are subject to potential environmental remediation regulation and compliance risks that could adversely affect our financial results. We use hazardous chemicals in producing products at three facilities (two in our Architectural segment and one in our LSO segment). One facility in our Architectural segment has certain historical environmental conditions which we believe require remediation. We are subject to a variety of local, state and federal governmental regulations relating to storage, discharge, handling, emission, generation and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. Additionally, our inability to remediate the historical environmental conditions at the Architectural segment facility at or below the amounts estimated as part of the purchase price allocation could have a material adverse impact on future financial results. Our failure to comply with current or future environmental regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes or increased costs. Our financial results could also be impacted by rising energy and material costs associated with environmental regulations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following table lists, by segment, the Company’s major facilities as of February 27, 2010, the general use of the facility and whether it is owned or leased by the Company.

Facility	Location	Owned/ Leased	Size (sq. ft.)	Function
Architectural Segment
Viracon	Owatonna, MN	Owned	790,460	Mfg/Admin
Viracon	Owatonna, MN	Owned	136,000	Mfg/Admin
Viracon	Owatonna, MN	Leased	156,000	Warehouse
Viracon	Owatonna, MN	Leased	132,800	Warehouse/Admin
Viracon	Owatonna, MN	Leased	6,400	Maintenance
Viracon	Statesboro, GA	Owned	397,200	Mfg/Warehouse
Viracon	Statesboro, GA	Leased	75,000	Warehouse(1)
Viracon	St. George, UT	Owned	234,400	Mfg/Warehouse
Harmon, Inc. Headquarters	Minneapolis, MN	Leased	16,273	Admin
Wausau Window and Wall Systems	Wausau, WI	Owned	133,356	Mfg/Admin(2)
Wausau Window and Wall Systems	Wausau, WI	Owned	388,986	Mfg/Admin
Wausau Window and Wall Systems	Stratford, WI	Owned	67,004	Mfg
Linetec	Wausau, WI	Owned	481,815	Mfg/Admin
Tubelite	Reed City, MI	Owned	244,632	Mfg
Tubelite	Walker, MI	Leased	80,514	Mfg/Admin

LSO Segment
Tru Vue	McCook, IL	Owned	300,000	Mfg/Admin
Tru Vue	Faribault, MN	Owned	274,600	Mfg/Admin
Tru Vue	Tempe, AZ	Leased	1,200	Admin

Other
Apogee Corporate Office	Minneapolis, MN	Leased	15,000	Admin

(1)	We exited this facility effective March 1, 2010 in accordance with the end of the lease.
(2)	This facility is currently for sale.

In addition to the locations indicated above, the Architectural segment’s Harmon, Inc. operates 10 leased locations, serving multiple markets.

One of the Viracon facilities, a portion of the Wausau Window and Wall Systems facility, a portion of the Linetec facility and the Tru Vue facilities were constructed with the use of proceeds from industrial revenue bonds issued by their applicable cities. These properties are considered owned since, at the end of the bond term, title reverts to the Company.

ITEM 3.	LEGAL PROCEEDINGS

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practices, workers’ compensation, general liability and automobile claims. Additionally, as noted in Item 8, Note 14 of the Notes to Consolidated Financial Statements, the Company’s international curtainwall discontinued operations continue to be party to various legal proceedings. Although it is difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Apogee common stock is traded on the NASDAQ Global Select Market (Nasdaq) under the ticker symbol APOG. During the fiscal year ended February 27, 2010, the average trading volume of Apogee common stock was 5,900,000 shares per month, according to Nasdaq.

As of March 31, 2010, there were approximately 1,691 shareholders of record and 11,718 shareholders for whom securities firms acted as nominees.

The following chart shows the quarterly range and year-end closing prices for one share of the Company’s common stock over the past five fiscal years.

	Quarter
	First				Second			Third		Fourth			Year-end
	Low		High	Low		High	Low		High	Low		High	Close
2010	$8.12	-	$14.61	$11.17	-	$15.14	$12.50	-	$16.48	$12.91	-	$16.35	$14.29
2009	14.08	-	24.22	15.07	-	25.99	5.32	-	21.46	6.08	-	12.77	9.47
2008	18.41	-	25.75	24.23	-	30.30	20.04	-	28.96	14.30	-	23.25	15.39
2007	14.15	-	18.04	12.97	-	15.85	14.25	-	18.20	15.81	-	23.34	19.39
2006	12.15	-	15.23	13.03	-	17.59	14.50	-	17.43	15.12	-	18.64	17.30

Dividends

The Board of directors quarterly evaluates declaring dividends based on operating results, available funds and the Company’s financial condition. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly, and annual cumulative, cash dividends per share for the past five fiscal years.

	First	Second	Third	Fourth	Total
2010	$0.082	$0.082	$0.082	$0.082	$0.326
2009	0.074	0.074	0.082	0.082	0.311
2008	0.068	0.068	0.074	0.074	0.283
2007	0.065	0.065	0.068	0.068	0.265
2006	0.063	0.063	0.065	0.065	0.255

Purchases of Equity Securities by the Company

The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2010:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
Nov. 29, 2009 through Dec. 26, 2009	10,549	$14.14	—	1,245,877
Dec 27. 2009 through Jan. 23, 2010	—	—	—	1,245,877
Jan. 24, 2010 through Feb. 27, 2010	9,630	14.20	—	1,245,877
Total	20,179	$14.17	—	1,245,877

(a)	The shares in this column represent shares that were surrendered to us by plan participants in order to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock, which was announced on April 10, 2003. In January 2008, the Board of Directors increased the authorization by 750,000 shares, which was announced on January 24, 2008. In October 2008, the Board of Directors increased the authorization by 1,000,000 shares, which was announced on October 8, 2008. The Company’s repurchase program does not have an expiration date.

Comparative Stock Performance

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the Standard & Poor’s Small Cap 600 Index and the Russell 2000 Index. This graph assumes a $100 investment in each of Apogee, the Standard & Poor’s Small Cap 600 Index and the Russell 2000 Index at the close of trading on February 26, 2005, and also assumes the reinvestment of all dividends.

	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010
Apogee	$100.00	$123.88	$141.09	$113.41	$71.55	$110.78
S&P Small Cap 600 Index	100.00	114.63	119.78	109.71	62.13	100.97
Russell 2000 Index	100.00	115.54	121.63	107.63	61.02	98.59

For the fiscal year ended February 27, 2010, our primary business activities included architectural glass products and services (approximately 90 percent of net sales) and large-scale optical technologies (approximately 10 percent of net sales). We are not aware of any competitors, public or private, that are similar to us in size and scope of business activities. Most of our direct competitors are either privately owned or divisions of larger, publicly owned companies.

ITEM 6.	SELECTED FINANCIAL DATA

The following information should be read in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8—Financial Statements and Supplementary Data. The financial results for fiscal 2005 and 2006 have been restated to reflect the business unit that comprised our Auto Glass segment as a discontinued operation.

(In thousands, except per share data and percentages)	2010	2009	2008 (a)	2007	2006	2005
Results from Operations Data
Net sales	$696,703	$925,502	$881,809	$778,847	$665,457	$595,240
Gross profit	162,095	200,748	185,150	148,414	128,422	111,411
Operating income	45,430	77,655	66,459	47,725	30,894	24,020
Earnings from continuing operations	31,217	51,195	43,170	31,652	24,237	15,214
Net earnings	31,742	51,035	48,551	31,653	23,768	16,645
Earnings per share – basic
Continuing operations	1.14	1.85	1.52	1.14	0.88	0.56
Net earnings	1.16	1.84	1.71	1.14	0.87	0.61
Earnings per share – diluted
Continuing operations	1.13	1.82	1.49	1.12	0.87	0.55
Net earnings	1.15	1.81	1.67	1.12	0.85	0.60

Balance Sheet Data
Current assets	$246,586	$228,688	$259,229	$222,484	$203,134	$187,106
Total assets	526,854	527,684	563,508	449,161	403,958	368,465
Current liabilities	128,887	157,292	177,315	145,859	127,809	119,492
Long–term debt	8,400	8,400	58,200	35,400	45,200	35,150
Shareholders’ equity	343,590	316,624	284,582	235,668	199,053	178,080

Cash Flow Data
Depreciation and amortization	$29,601	$29,307	$22,776	$18,536	$17,449	$16,703
Net cash provided by continuing operating activities	97,234	116,298	86,235	48,071	34,453	30,799
Capital expenditures	9,765	55,184	55,208	39,893	29,361	19,531
Dividends*	9,112	8,800	8,192	9,312	6,989	6,695

Other Data
Gross margin – % of sales	23.3	21.7	21.0	19.1	19.3	18.7
Operating margin – % of sales	6.5	8.4	7.5	6.1	4.6	4.0
Effective tax rate – %	32.1	35.0	30.7	35.1	24.2	30.2
Non–cash working capital	$15,064	$44,336	$69,650	$70,438	$70,650	$61,647
Long–term debt as a % of total capital	2.4	2.6	17.0	13.1	18.5	16.5
Return on:
Average shareholders’ equity – %	9.6	17.0	18.7	14.6	12.6	9.6
Average invested capital**– %	7.5	12.6	11.4	10.0	7.6	5.6
Dividend yield at year–end – %	2.3	3.3	1.8	1.4	1.5	1.7
Book value per share	12.29	11.40	9.90	8.25	7.15	6.52
Price/earnings ratio at year–end	12:1	5:1	9:1	17:1	20:1	24:1
Average monthly trading volume	5,900	8,400	7,740	3,500	2,536	2,230

*	See Item 5 for dividend per share data.
**	[(Operating income + equity in earnings of affiliated companies) x (.65)]/average invested capital

NM = Not meaningful

(a)	See Item 8, Note 6 to the Consolidated Financial Statements for additional information related to the acquisition of Tubelite in December 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following are the key items that impacted fiscal 2010:

•

The Architectural segment’s revenues were down consistent with our markets served, which have been impacted by tight U.S. commercial real estate credit and depressed U.S. employment levels. Operating results were down due to lower revenue, which resulted in low capacity utilization; declining pricing; and the decreasing mix of work bid during stronger commercial construction markets.

•

Despite weak retail market conditions, our LSO segment maintained revenues and operating income as new and ongoing value–added product customers continued to convert to our best framing products during fiscal 2010.

•

We have focused on making our business as competitive as possible in difficult market conditions by aggressively reducing costs by approximately $57 million on an annualized basis over the last year and a half, and working continuously on productivity improvements.

•	Our backlog decreased 28 percent to $228.5 million at February 27, 2010, compared to $317.4 million at February 28, 2009.

•

The Architectural segment backlog, which represents more than 99 percent of the backlog, decreased 28 percent from the prior year as a result of the downturn in the commercial construction market and slow bid-to-award timing, despite strong bidding activity.

•	We generated $97 million of cash flow from operations, which was, for the most part, retained in cash and short-term investments to allow us to withstand the downturn and invest in growth initiatives.

Strategy. The following describes our business strategy for each of our segments.

Architectural segment. Our Architectural segment serves the commercial construction market, which is highly cyclical. We have five companies within this segment that participate at various stages of the glass fabrication, window and wall supply chain – each with nationally recognized brands and leading positions in their target market segments. The glass and window and wall systems enclose commercial buildings such as offices, hospitals, educational facilities, government facilities, high-end condominiums and retail centers. We believe building contractors value our ability to deliver quality, customized window and curtainwall solutions to projects on time and on budget, helping to minimize costly job-site labor overruns. Their customers – building owners and developers – value the distinctive look, energy efficient and hurricane and blast protection features of our glass systems. These benefits can contribute to higher lease rates, lower operating costs due to the energy efficiency of our value-added glass, a more comfortable environment for building occupants, and protection for buildings and occupants from hurricanes and blasts.

We look at several market indicators, such as office space vacancy rates, architectural billing statistics and other economic indicators, to gain insight into the commercial construction market. One of our primary indicators is the U.S. non-residential construction market activity as documented by McGraw-Hill Construction/F.W. Dodge (McGraw-Hill), a leading independent provider of construction industry analysis, forecasts and trends. We utilize the information for the building types that we typically supply (office towers, hotels, retail centers, education facilities and dormitories, health care facilities, government buildings and high-end condominiums) and adjust this information (which is based on construction starts) to align with our fiscal year and the lag that is required to account for when our products and services typically are initiated in a construction project – approximately eight months after project start. From the McGraw-Hill data, our markets had an annual compounded growth rate of negative eight percent over our past three fiscal years. Our segment’s compounded annual growth rate over that same period was negative three percent.

Our overall strategy in this segment is to defend and grow market share over a cycle by extending our presence while remaining focused on distinctive solutions for enclosing commercial buildings. We draw upon our leading brands, energy-efficient products and reputation for high quality and service in pursuit of our strategy. Each of our existing businesses has the ability to grow through geographic or product line expansion and we regularly evaluate acquisition opportunities in adjacent segments. Finally, we aspire to lead our markets in the development of practical, energy-efficient products for “green” buildings and the ability to deliver them in a sustainable manner.

Over the last several years, we have added capacity to serve the U.S. market for architectural glass fabrication and window and wall systems. These investments included construction of a third location and expansion of two existing locations for our architectural glass fabrication business. We also constructed a new window and wall manufacturing facility to Leadership in Energy and Environmental Design (LEED) Silver standards to replace antiquated facilities. In addition, we acquired Tubelite, a storefront and entrance fabricator, in the fourth quarter of fiscal 2008, entering a significant segment of the commercial building enclosure market in which we had not previously had a presence. Our architectural businesses have introduced products and services designed to meet the growing demand for green building materials. These products have included new energy-efficient glass coatings, thermally enhanced aluminum framing systems and systems with high amounts of recycled content.

While the U.S. commercial construction market is projected to continue to contract into fiscal 2011, we are pursuing the same basic strategy with some adjustment for market conditions. We have been and continue to take measures to keep our cost structure in line with revenue, including continuing to focus on productivity while maintaining capacity in order to gain market share when the market recovers. We are aggressively pursuing international markets and the broader domestic markets for our architectural glass products. We are bidding installation work in new metropolitan markets to offset declines in core markets. We are focusing on renovation and new projects in the institutional sector, including government buildings, which should be more stable than private sector construction due to stimulus funding from the U.S. government. We are tightening our capital spending criteria, although we continue to have cash available for strategic investments for both international and domestic initiatives. We expect to emerge from the current recession poised to win market share from competitors who were not as well positioned or do not have funds available to weather the current down cycle.

LSO segment. Our basic strategy in this segment is to convert the custom picture framing market from clear uncoated glass to value-added glass that protects art from UV damage while minimizing reflection from the glass so that viewers see the art rather than the glass. We estimate that approximately 40 percent of the retail picture framing market has converted to value-added glass while the ultimate potential is significantly higher. We offer a variety of products with varying levels of reflection control and promote the benefits to consumers with point-of-purchase displays and other promotional materials. We also work to educate the fragmented custom picture framing market on the opportunity to improve the profitability of their framing business by offering value-added glass.

In fiscal 2009, we extended this strategy to the fine art market, which includes museums and private collections. We also made capital investments to support the conversion to value-added picture framing products as well as to grow the fine art market. As part of that extension, we developed value-added acrylic products in addition to glass. Acrylic is a preferred material in the fine art markets because the art can be much larger and weight is an important consideration. In fiscal 2010, we expanded our strategies to include other markets that can be served with anti-reflective acrylic products.

Results of Operations

Net Sales

(Dollars in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net sales	$696,703	$925,502	$881,809	(24.7)%	5.0%

Fiscal 2010 Compared to Fiscal 2009

Sales decreased 24.7 percent primarily due to the decline in the commercial construction market. The majority of the decline resulted from reduced volume in the architectural glass and installation businesses, but sales were also impacted by lower prices across all of the Architectural segment businesses. Lack of available U.S. commercial real estate credit and low U.S. employment levels continue to negatively impact the commercial construction market.

Fiscal 2009 Compared to Fiscal 2008

The 5.0 percent increase in sales was primarily due to the full-year impact of the acquisition of the storefront and entrance business late in fiscal 2008 and from volume increases resulting from the fiscal 2008 capacity expansions in our architectural glass business. This business also benefited from price increases as a result of the improved commercial construction market experienced through most of fiscal 2009. These were offset by the impacts of cancellations and delays that occurred late in the third quarter and through the fourth quarter of fiscal 2009, mostly impacting volume in our architectural glass business and window and wall business, and lower LSO segment sales from reduced picture framing demand.

Performance

The relationship between various components of operations, as a percentage of net sales, is illustrated below for the past three fiscal years.

(Percentage of net sales)	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	76.7	78.3	79.0

Gross profit	23.3	21.7	21.0
Selling, general and administrative expenses	16.8	13.3	13.5

Operating income	6.5	8.4	7.5
Interest income	0.1	0.1	0.1
Interest expense	0.1	0.2	0.3
Other income, net	0.1	—	—
Results from equity method investee	—	0.2	(0.3)

Earnings from continuing operations before income taxes	6.6	8.5	7.0
Income tax expense	2.1	3.0	2.1

Earnings from continuing operations	4.5	5.5	4.9
Earnings from discontinued operations, net of income taxes	0.1	—	0.6

Net earnings	4.6%	5.5%	5.5%

Effective income tax rate for continuing operations	32.1%	35.0%	30.7%

Fiscal 2010 Compared to Fiscal 2009

Consolidated gross profit improved by 1.6 percentage points primarily due to improvements in margins in the installation and window businesses as a result of project mix and execution of work that was largely bid in stronger markets. In addition, our picture framing business saw a positive mix of our best value-added glass and acrylic products. Cost management and productivity improvements through out the Company, partially offset by the impact of fixed costs on lower sales and lower pricing in the second half of the year for the architectural glass business, also contributed to the improvement in gross profit margin.

Selling, general and administrative (SG&A) expenses increased as a percent of sales to 16.8 percent in fiscal 2010 from 13.3 percent in fiscal 2009, while spending decreased by $6.4 million. The decrease in spending primarily relates to lower sales and marketing expenses; reduced salaries and employee-related expenses as a result of headcount reductions; and lower spending on consulting and other discretionary items as we focus on cost management. These items were partially offset by a year-over-year increase in bonus and long-term incentive expenses. The prior-year bonus and long-term incentive compensation expenses were impacted by lower projected payouts of stock-based incentives as a result of reducing our outlook for future years. The increase as a percent of sales was largely due to our inability to leverage expenses over a lower level of sales dollars.

Interest expense decreased $1.1 million in fiscal 2010 due to reduced debt levels.

Results from equity method investee in fiscal 2009 reflected the gain on sale of our 34 percent interest in an automotive replacement glass distribution business, PPG Auto Glass, LLC (PPG AG). During fiscal 2009 and in connection with PPG’s sale of its automotive replacement glass businesses, we exercised our right to sell our minority interest in the PPG Auto Glass joint venture, resulting in cash proceeds of $27.1 million and a pretax gain on sale of approximately $2.0 million. During fiscal 2009, the joint venture reported a loss of $0.1 million primarily due to soft conditions in the auto glass replacement market. As a result of the sale, there was no impact from the joint venture in fiscal 2010.

The effective income tax rate for continuing operations for fiscal 2010 was 32.1 percent compared to 35.0 percent in fiscal 2009. The decrease in the effective tax rate was primarily due to reductions in reserves and deferred tax accounts in fiscal 2010 as a result of changes in estimates for previous tax positions taken.

Fiscal 2010 earnings from discontinued operations were $0.5 million compared to a loss of $0.2 million in fiscal 2009. The current-year earnings were due to the favorable resolution of an outstanding lease claim and a reduction in reserves related to the expiration of warranty periods.

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

Equity in affiliated companies reflected our 34 percent interest in an automotive replacement glass distribution business, PPG Auto Glass, LLC (PPG AG). During fiscal 2009 and in connection with PPG’s sale of its automotive replacement glass businesses, we exercised our right to sell our minority interest in the PPG Auto Glass joint venture, resulting in cash proceeds of $27.1 million and a pretax gain on sale of approximately $2.0 million. Excluding the gain on sale, equity in affiliated companies reported a loss of $0.1 million for fiscal 2009 compared to $2.2 million of income in fiscal 2008. This was due primarily to soft conditions in the auto glass replacement market during fiscal 2009. During fiscal 2008, we recorded a $4.7 million impairment charge related to the PPG Auto Glass joint venture, as well as a $0.3 million write-off of another equity-method investment. Both charges are reflected in our consolidated results of operations as an impairment charge on investment in affiliated company.

The effective income tax rate for fiscal 2009 was 35.0 percent compared to 30.7 percent in fiscal 2008. The increase in the effective tax rate was primarily due to a benefit recognized in the prior year upon conclusion of the analysis of research and development tax credits. Fiscal 2008 included both fiscal 2008 and additional prior years’ research and development tax credits, which lowered the rate. Fiscal 2009 was also impacted, to a lesser extent, by research and development tax credits taken, for fiscal 2009 only.

In fiscal 2009, there was an immaterial net loss from discontinued operations of $0.2 million compared to income of $5.4 million in fiscal 2008. Fiscal 2008 results included the gain on sale of certain assets related to our Auto Glass business of $3.7 million, a reduction in reserves of $2.2 million related to resolution of an outstanding legal matter in our discontinued European curtainwall operations, and net loss from operations of our Auto Glass business of $0.5 million.

Segment Analysis

Architectural Products and Services (Architectural)

(In thousands)	2010	2009	2008
Net sales	$626,007	$854,034	$798,819
Operating income	31,591	64,693	53,549
Operating income as a percent of sales	5.0%	7.6%	6.7%

Fiscal 2010 Compared to Fiscal 2009. Fiscal 2010 net sales decreased $228.0 million or 26.7 percent from fiscal 2009, primarily due to declines in the commercial construction market. Our glass fabrication business was impacted most significantly as it has historically depended on the large project and office sectors, which slowed more significantly than the rest of the market sectors. Lack of available U.S. commercial real estate credit and low U.S. employment levels continue to negatively impact the commercial construction market.

Fiscal 2010 operating income of $31.6 million, or 5.0 percent of sales, decreased $33.1 million or 51.2 percent from fiscal 2009 operating income of $64.7 million, or 7.6 percent of sales. The decline in operating income was due to low capacity utilization in the segment, declining pricing and a declining mix of work that was bid in stronger markets. These items were partially offset by productivity improvements and ongoing cost-cutting measures at all businesses within the segment.

Fiscal 2009 Compared to Fiscal 2008. Fiscal 2009 net sales increased $55.2 million or 6.9 percent over fiscal 2008, primarily due to the full-year impact of the acquisition of Tubelite late in fiscal 2008. The full-year impact of the acquisition accounted for 5.3 percentage points of the 6.9 percent change. Additionally, volume increases from the fiscal 2008 capacity expansions, and price increases as a result of the improved commercial construction market experienced through most of fiscal 2009 in our architectural glass business increased revenues. These were offset by the impacts of cancellations and delays that occurred late in the third quarter and through the fourth quarter of fiscal 2009, mostly impacting volume in our architectural glass and window and wall businesses.

The Architectural segment’s operating income of $64.7 million, or 7.6 percent of sales, increased $11.2 million or 20.8 percent over fiscal 2008 operating income of $53.5 million. The primary driver of the year-over-year growth was solid execution of projects with good margins and a good overall mix of projects within our installation business. The architectural glass business saw good pricing during fiscal 2009, which was offset by mid-year operational challenges in this business.

Large-Scale Optical Technologies (LSO)

(In thousands)	2010	2009	2008
Net sales	$70,707	$71,476	$82,993
Operating income	16,870	16,897	15,398
Operating income as a percent of sales	23.9%	23.6%	18.6%

Fiscal 2010 Compared to Fiscal 2009. LSO revenues were down $0.8 million in fiscal 2010 to $70.7 million from $71.5 million in fiscal 2009. LSO segment operating income as a percent of sales improved to 23.9 percent in fiscal 2010 from 23.6 percent in fiscal 2009 while operating income was relatively flat to the prior year. We were able to maintain revenues and operating income despite weak custom picture framing market conditions as new and ongoing value-added product customers converted to our best picture framing products. The business also benefited from productivity improvements due to leveraging significant investments made in this business over the last two years. These items were partially offset by the write-off of certain production equipment held for sale in the fourth quarter of fiscal 2010.

Fiscal 2009 Compared to Fiscal 2008. LSO revenues were down $11.5 million in fiscal 2009 to $71.5 million from $83.0 million in fiscal 2008. Revenues for this business were impacted by a declining custom picture framing industry that reduced square foot volume by 18 percent. Fiscal 2008 also included $3.4 million in sales from the pre-framed art product line that was sold during the third quarter of fiscal 2008. These negative factors were partially offset by the incremental revenues earned from the shift in mix to our best value-added products. LSO segment operating income as a percent of sales improved to 23.6 percent in fiscal 2009 from 18.6 percent in fiscal 2008 as our picture framing business experienced improved productivity and a stronger mix of our best value-added picture framing glass and acrylic products in fiscal 2009, and as we exited our unprofitable pre-framed art product line.

Consolidated Backlog

At February 27, 2010, our consolidated backlog was $228.5 million, down 28 percent from the $317.4 million reported at February 28, 2009. Bidding activity remains steady although average project values have declined, and bid-to-award timing continues to be slow as customers pursue every avenue for cost reduction. The backlog of the Architectural segment represented more than 99 percent of consolidated backlog. We expect 81 percent of our total backlog to be recognized in fiscal 2011 revenue. We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of our ultimate profitability, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

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

Discontinued Operations

During fiscal 2007, we announced our intention to discontinue the manufacturing of automotive replacement glass products and also announced the decision to sell the remaining portion of the Auto Glass segment that manufactures and sells original equipment manufacturer and aftermarket replacement windshields for the recreational vehicle and bus markets. We restated our consolidated financial statements to show the results of the Auto Glass segment in discontinued operations. We completed the sale of certain assets related to the business during the third quarter of fiscal 2008. Conclusion of the sale resulted in a pre-tax gain of $5.8 million which is included in earnings from discontinued operations in the consolidated results of operations for fiscal 2008.

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

During fiscal 2010, a favorable resolution of an outstanding lease claim and a reduction in reserves related to the expiration of warranty periods resulted in pre-tax income from discontinued operations of $0.8 million. For fiscal 2009, we reported an immaterial net loss from discontinued operations of $0.2 million. In fiscal 2008, our discontinued operations reserves were reduced by $3.5 million, primarily due to resolution of an outstanding legal matter related to a significant French curtainwall project, resulting in non-cash income from discontinued operations of $2.2 million.

Related Party Transactions

In connection with PPG’s sale of its automotive replacement glass businesses during fiscal 2009, we exercised our right to sell our minority interest in the PPG Auto Glass joint venture. As a result, PPG and PPG Auto Glass are no longer deemed to be related parties.

Liquidity and Capital Resources

(Cash effect, in thousands)	2010	2009	2008
Net cash provided by continuing operating activities	$97,234	$116,298	$86,235
Capital expenditures	(9,765)	(55,184)	(55,208)
Proceeds from sale of investment in affiliated company	—	27,111	—
Acquisition of intangibles and businesses, net of cash acquired	(250)	(60)	(45,691)
Net purchases of short-term investments and marketable securities	(43,506)	(12,367)	(3,039)
(Repayment) borrowing activities, net	—	(49,800)	22,800
Purchases and retirement of Company common stock	—	(14,646)	(5,414)
Dividends paid	(9,112)	(8,800)	(8,192)

Operating activities. Cash provided by operating activities decreased by $19.1 million for fiscal 2010 and increased by $30.1 million for fiscal 2009. The decrease in fiscal 2010 was due to lower current-year earnings. The increase in fiscal 2009 over fiscal 2008 was driven by higher net earnings and cash generated by continued improvements in our working capital management processes.

We continue to focus on lowering our working capital requirements. Non-cash working capital (current assets, excluding cash and short-term investments, less current liabilities) was $15.1 million at February 27, 2010 or 2.2 percent of fiscal 2010 sales, our key metric for measuring working capital efficiency. This compares to $44.3 million at February 28, 2009 or 4.8 percent of fiscal 2009 sales. The improvement over fiscal 2009 is largely the result of initiatives to expedite billings and collections. We believe this metric will be negatively impacted during fiscal 2011 by the downturn in the U.S. commercial construction market as some customers, general contractors and building owners may experience increased liquidity issues.

Investing activities. Investing activities used net cash of $53.2 million, $40.2 million and $103.6 million in fiscal 2010, 2009 and 2008, respectively. Capital expenditures were $9.8 million in fiscal 2010 and were $55.2 million in both fiscal 2009 and 2008. The fiscal 2010 expenditures have been focused on safety and maintenance projects, as well as quick pay-back productivity improvements. Fiscal 2009 spending was primarily for productivity improvements and capacity expansions in both operating segments, including approximately $19.0 million for a new LEED Silver architectural window facility. Fiscal 2008 capital expenditures included spending for building expansion and equipment for our picture framing business, to expand manufacturing capacity for our highest value-added picture framing products, and for expansion of our architectural glass fabrication facilities, including finalization of the St. George, Utah facility and conversion of our auto glass manufacturing facility to support architectural glass fabrication. During fiscal 2008, the Company exercised buy-out options on two equipment sale and leaseback agreements for $8.6 million and included these in capital expenditures.

In fiscal 2009, we received $27.1 million of proceeds on the sale of our interest in the PPG Auto Glass joint venture.

Fiscal 2008 investing activities included the acquisition of Tubelite on December 21, 2007. We acquired all of the shares of Tubelite, a privately held business, for $45.7 million, including transaction costs of $1.0 million and net of cash acquired of $0.9 million.

The net position of our investments for fiscal 2010 resulted in $43.5 million in net purchases versus $12.4 million in fiscal 2009 and $3.0 million in fiscal 2008. These investments were made with cash generated by operations; we invested in liquid securities to be used during the market downturn and for strategic investment.

We anticipate that our fiscal 2011 maintenance and safety related capital expenditures will be less than $15 million.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

At February 27, 2010, the Company had one sale and leaseback agreement for a building that provides an option to purchase the building at projected future fair market value upon expiration of the lease in 2014. The lease is classified as an operating lease. The Company had a deferred gain of $0.4 million under this sale and leaseback transaction, which is included as accrued expenses and other long-term liabilities. The average annual lease payment over the life of the remaining lease is $0.4 million.

Financing activities. Total outstanding borrowings remained at $8.4 million as of February 27, 2010 and February 28, 2009, and consisted solely of industrial development bonds. Total outstanding borrowings were $58.2 million at the end of fiscal 2008. The fiscal 2008 amount consisted of $49.8 million of borrowings under our revolving credit facility and $8.4 million of industrial development bonds. The higher debt level at the end of fiscal 2008 was primarily due to borrowing to finance the purchase of Tubelite, which we were able to pay off during fiscal 2009 with cash flow from operations. Our debt-to-total capital ratio was 2.4 percent at the end of fiscal 2010, down from 2.6 percent at the end of fiscal 2009, purely a function of the increased equity level in fiscal 2010.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. There were no share repurchases in fiscal 2010. We have purchased a total of 2,004,123 shares, at a total cost of $27.3 million, since the inception of this program. We have remaining authority to repurchase 1,245,877 shares under this program, which has no expiration date.

In addition to the shares repurchased under the repurchase plan, we also purchased $1.5 million and $5.0 million of Company stock from employees pursuant to terms of Board and shareholder-approved compensation plans during fiscal 2010 and 2009, respectively.

We paid $9.1 million in dividends during the current year, compared to $8.8 million in the prior-year. The increase is primarily due to an increase in the dividend rate to $0.326 per share in fiscal 2010 from $0.311 per share in fiscal 2009.

Other financing activities. The following summarizes significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Period
(In thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Industrial revenue bonds	$—	$—	$—	$—	$—	$8,400	$8,400
Operating leases (undiscounted)	5,645	4,405	3,220	2,307	1,758	3,289	20,624
Purchase obligations	3,860	—	—	—	—	—	3,860
Other obligations	74	—	—	—	—	—	74

Total cash obligations	$9,579	$4,405	$3,220	$2,307	$1,758	$11,689	$32,958

We maintain a $100.0 million revolving credit facility which expires in November 2011. No borrowings were outstanding as of February 27, 2010. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at February 27, 2010 was $268.3 million, whereas our net worth as defined in the credit facility was $343.6 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 0.11 at February 27, 2010. If we are not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At February 27, 2010, we were in compliance with all of the financial covenants of the credit facility. Our long-term debt consists of $8.4 million of industrial development bonds that mature in fiscal years 2021 through 2023.

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

As of February 27, 2010, we have purchase obligations totaling $3.9 million, the majority of which are for raw material commitments.

The other obligations in the table above relate to non-compete and consulting agreements with current and former employees.

We expect to make contributions of $0.6 million to our defined-benefit pension plans in fiscal 2011. The fiscal 2011 expected contributions will equal or exceed our minimum funding requirements.

As of February 27, 2010, we had $16.1 million and $2.2 million of unrecognized tax benefits and environmental liabilities, respectively. We are unable to reasonably estimate in which future periods these amounts will ultimately be settled.

At February 27, 2010, we had ongoing letters of credit related to construction contracts and certain industrial development bonds. The Company’s $8.4 million of industrial revenue bonds are supported by $8.7 million of letters of credit that reduce availability of funds under our $100.0 million credit facility. On April 6, 2010, $12.0 million of recovery zone facility bonds were made available for future investment in architectural glass fabrication facilities. As proceeds are received it will reduce availability under our $100.0 million credit facility as the bonds are supported by a $12.0 million letter of credit. The letters of credit by expiration period were as follows at February 27, 2010:

	Amount of Commitment Expiration Per Period
(In thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Standby letters of credit	$1,401	$—	$—	$—	$—	$8,653	$10,054

In addition to the above standby letters of credit, which were predominantly issued for our industrial development bonds, we are required, in the ordinary course of business, to obtain a surety or performance bond that commits payments to our customers for any non-performance by us. At February 27, 2010, $151.9 million of our backlog was bonded by performance bonds with a face value of $420.4 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to pay on these performance-based bonds with respect to any of our current portfolio of businesses.

We self-insure our third-party product liability coverages. As a result, a material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2011, we believe that current cash on hand, cash generated from operating activities and available capacity under our committed revolving credit facility will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments. We had total cash and short-term investments of $102.6 million at February 27, 2010. We believe that this will provide us with the financial strength to work through the ongoing weak market conditions and to continue our growth strategy for the recovery.

Off-balance sheet arrangements. With the exception of routine operating leases, we had no off-balance sheet financing arrangements at February 27, 2010 or February 28, 2009.

Outlook

We continue to face an unprecedented level of uncertainty. The following statements are based on current expectations for fiscal 2011. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to be down 10 to 15 percent.

•	We have the potential for positive earnings per share.

•	Capital expenditures are projected to be less than $15 million.

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

Revenue recognition – Our standard product sales terms are “free on board” (FOB) shipping point or FOB destination, and revenue is recognized when title has transferred. However, our installation business records revenue on a percentage-of-completion basis as it relates to revenues earned from construction contracts. During fiscal 2010, approximately 30 percent of our consolidated sales and 34 percent of our Architectural segment sales were recorded on a percentage-of-completion basis. Under this methodology, we compare the total costs incurred to date to the total estimated costs for the contract, and record that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in contract revenue only when customers have approved them. A significant number of estimates are used in these computations.

Goodwill impairment – To determine if there has been any impairment in accordance with accounting standards, we evaluate the goodwill on our balance sheet annually or more frequently if impairment indicators exist through a two-step process. In step one, we value each of our reporting units and compare these values to the reporting units’ net book value, including goodwill. If the fair value is less than the net book value, step two, which determines the amount of goodwill to impair, is performed. We were not required to perform step two for fiscal 2010.

Although we consider public information for transactions made on similar businesses to ours, since there are few comparables, we primarily base our determination of fair value using a discounted cash flow methodology that involves significant judgments based upon projections of future performance. In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures, and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions and growth expectations for the industries and end markets in which we participate. These assumptions are determined over a five-year long-term planning period. The five-year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond the five-year period are projected to grow at a nominal perpetual growth rate for all reporting units. The discount rate calculations are determined by assuming a company beta, market premium risk, size premium, the cost of debt and debt-to-capital ratio of a market participant.

A significant change in the factors noted above could cause us to reduce the estimated fair value of some or all of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test. There can be no assurances that these forecasts will be attained. Adverse changes in strategy, market conditions or assumed market capitalization may result in an impairment of goodwill.

Reserves for disputes and claims regarding product liability and warranties – From time to time, we are subject to claims associated with our products and services, principally as a result of disputes with our customers involving the performance or aesthetics of our Architectural products. The time period from when a claim is asserted to when it is resolved, either by dismissal, negotiation, settlement or litigation, can be several years. While we maintain product liability insurance, the insurance policies include significant self-retention of risk in the form of policy deductibles. In addition, certain claims could be determined to be uninsured. We reserve based on our estimates of known claims, as well as on anticipated claims for possible product warranty and rework costs based on historical product liability claims as a ratio of sales.

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

Stock-based compensation – We account for share-based compensation by estimating the fair value of each share-based payment award on the date of grant and, in the case of performance-based awards, updating those values throughout the year and life of the award. For these performance-based awards, we estimate the future performance of the Company as an input into the expense. Any change in the actual results from our assumptions could have a material impact on the Company’s operating results.

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

Our principal market risk is sensitivity to interest rates, which is the risk that changes in interest rates will reduce net earnings of the Company. To manage our direct risk from changes in market interest rates, management actively monitors the interest-sensitive components of our balance sheet, primarily debt obligations and fixed income securities, as well as market interest rates, in order to minimize the impact of changes in interest rates on net earnings and cash flow.

We have historically used interest rate swaps to fix a portion of our variable rate borrowings from fluctuations in interest rates. During fiscal 2009, we had interest rate swaps covering $20.0 million of variable rate debt, which were terminated in the fourth quarter of fiscal 2009 resulting in a $0.3 million pre-tax charge to interest expense.

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

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. This change in interest rates affecting our financial instruments at February 27, 2010 would result in approximately a $0.8 million impact to net earnings. The Company’s investments exceeded its debt at February 27, 2010 so as interest rates increase, net earnings increase; as interest rates decrease, net earnings decrease.

Besides the market risk related to interest rate changes, the commercial construction markets in which our businesses operate are highly affected by changes in interest rates and, therefore, significant interest rate fluctuations could materially impact our operating results.

Our investment portfolio consists of high-quality commercial paper, U.S. Treasury bills, variable rate demand note (VRDN) securities and municipal bonds. At February 27, 2010, we had total investments of $78.1 million, which are considered available-for-sale securities. Although these investments are subject to the credit risk of the issuer and/or letter of credit issuer, we manage our investment portfolio to limit our exposure to any one issuer. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our municipal bond portfolio.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 27, 2010, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of February 27, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of February 27, 2010. That report is set forth immediately following the report of Deloitte & Touche LLP on the consolidated financial statements included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Apogee Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of February 27, 2010 and February 28, 2009, and the related consolidated results of operations, statements of cash flows, and statements of shareholders’ equity for each of the three years in the period ended February 27, 2010. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions in the year ended March 1, 2008.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries at February 27, 2010 and February 28, 2009, and the results of their operations and their cash flows for each of the three years in the period ended February 27, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 27, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 28, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Minneapolis, Minnesota

April 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Apogee Enterprises, Inc.:

We have audited the internal control over financial reporting of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of February 27, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 27, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Table of Contents at Item 15 as of and for the year ended February 27, 2010, of the Company, and our report dated April 28, 2010, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Deloitte & Touche LLP

Minneapolis, Minnesota

April 28, 2010

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	February 27, 2010	February 28, 2009
Assets
Current assets
Cash and cash equivalents	$46,929	$12,994
Short-term investments	55,706	14,066
Receivables, net of allowance for doubtful accounts	104,399	148,608
Inventories	30,531	39,484
Refundable income taxes	1,247	5,482
Deferred tax assets	4,459	4,066
Other current assets	3,315	3,988

Total current assets	246,586	228,688

Property, plant and equipment, net	185,519	203,514
Marketable securities available for sale	22,397	20,160
Goodwill	58,518	58,518
Intangible assets	13,621	16,302
Other assets	213	502

Total assets	$526,854	$527,684

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$37,447	$45,022
Accrued payroll and related benefits	26,257	25,530
Accrued self-insurance reserves	6,814	8,317
Other accrued expenses	18,849	22,432
Current liabilities of discontinued operations	784	1,146
Billings in excess of costs and earnings on uncompleted contracts	38,736	54,845

Total current liabilities	128,887	157,292

Long-term debt	8,400	8,400
Unrecognized tax benefits	16,101	15,614
Long-term self-insurance reserves	11,194	11,849
Deferred tax liabilities	4,603	4,254
Other long-term liabilities	11,367	10,254
Liabilities of discontinued operations	2,712	3,397

Commitments and contingent liabilities (Note 18)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding, 27,959,265 and 27,781,488, respectively	9,320	9,260
Additional paid-in capital	104,204	97,852
Retained earnings	230,856	209,537
Common stock held in trust	(800)	(1,046)
Deferred compensation obligations	800	1,046
Accumulated other comprehensive loss	(790)	(25)

Total shareholders’ equity	343,590	316,624

Total liabilities and shareholders’ equity	$526,854	$527,684

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands, except per share data)	Year-Ended Feb. 27, 2010	Year-Ended Feb. 28, 2009	Year-Ended Mar. 1, 2008
Net sales	$696,703	$925,502	$881,809
Cost of sales	534,608	724,754	696,659

Gross profit	162,095	200,748	185,150
Selling, general and administrative expenses	116,665	123,093	118,691

Operating income	45,430	77,655	66,459
Interest income	853	1,013	972
Interest expense	606	1,752	2,485
Other income (expense), net	285	(78)	128
Equity in (loss) earnings of affiliated companies	—	(86)	2,232
Gain on sale of (impairment charge on) investment in affiliated company	—	1,954	(5,004)

Earnings from continuing operations before income taxes	45,962	78,706	62,302
Income tax expense	14,745	27,511	19,132

Earnings from continuing operations	31,217	51,195	43,170
Earnings (loss) from discontinued operations, net of income taxes	525	(160)	5,381

Net earnings	$31,742	$51,035	$48,551

Earnings per share – basic
Earnings from continuing operations	$1.14	$1.85	$1.52
Earnings (loss) from discontinued operations	0.02	(0.01)	0.19

Net earnings	$1.16	$1.84	$1.71

Earnings per share – diluted
Earnings from continuing operations	$1.13	$1.82	$1.49
Earnings (loss) from discontinued operations	0.02	(0.01)	0.18

Net earnings	$1.15	$1.81	$1.67

Weighted average basic shares outstanding	27,381	27,746	28,319
Weighted average diluted shares outstanding	27,716	28,181	29,054

Cash dividends declared per common share	$0.326	$0.311	$0.283

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year-Ended Feb. 27, 2010	Year-Ended Feb. 28, 2009	Year-Ended Mar. 1, 2008
Operating Activities
Net earnings	$31,742	$51,035	$48,551
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (earnings) loss from discontinued operations	(525)	160	(5,381)
Depreciation and amortization	29,601	29,307	22,776
Stock-based compensation	6,055	2,868	7,374
Deferred income taxes	763	8,328	(2,598)
Excess tax benefits from stock-based compensation	(162)	(1,263)	(2,565)
Results from equity method investee	—	(1,868)	2,772
Loss on disposal of assets	770	221	278
Other, net	92	(138)	120
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Receivables	44,209	40,770	(21,014)
Inventories	8,953	7,378	(2,075)
Accounts payable and accrued expenses	(12,844)	(29,279)	13,850
Billings in excess of costs and earnings on uncompleted contracts	(16,109)	15,338	19,824
Refundable and accrued income taxes	3,980	(7,013)	4,404
Other, net	709	454	(81)

Net cash provided by continuing operating activities	97,234	116,298	86,235

Investing Activities
Capital expenditures	(9,765)	(55,184)	(55,208)
Proceeds from sales of property, plant and equipment	276	261	354
Proceeds from sale of investment in affiliated company	—	27,111	—
Acquisition of intangibles and businesses, net of cash acquired	(250)	(60)	(45,691)
Purchases of short-term investments and marketable securities	(71,214)	(59,323)	(34,263)
Sales/maturities of short-term investments and marketable securities	27,708	46,956	31,224

Net cash used in continuing investing activities	(53,245)	(40,239)	(103,584)

Financing Activities
Net (payments on) proceeds from revolving credit agreement	—	(49,800)	22,800
Payments on debt issue costs	(6)	—	(1)
Stock issued to employees, net of shares withheld	(876)	(2,775)	3,085
Excess tax benefits from stock-based compensation	162	1,263	2,565
Repurchase and retirement of common stock	—	(14,646)	(5,414)
Dividends paid	(9,112)	(8,800)	(8,192)

Net cash (used in) provided by continuing financing activities	(9,832)	(74,758)	14,843

Cash Flows of Discontinued Operations
Net cash (used in) provided by operating activities	(222)	(571)	134
Net cash provided by investing activities	—	—	8,449

Net cash (used in) provided by discontinued operations	(222)	(571)	8,583

Increase in cash and cash equivalents	33,935	730	6,077
Cash and cash equivalents at beginning of year	12,994	12,264	6,187

Cash and cash equivalents at end of year	$46,929	$12,994	$12,264

Noncash Activity
Capital expenditures in accounts payable	$311	$129	$924

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Comprehensive Earnings (Loss)
Bal. at Mar. 3, 2007	28,550	$9,517	$81,031	$147,248	$(4,473)	$4,473	$(2,128)
Net earnings	—	—	—	48,551	—	—	—	$48,551
Adoption of accounting standards regarding uncertain tax positions	—	—	—	840	—	—	—	—
Unrealized loss on marketable securities, net of $137 tax benefit	—	—	—	—	—	—	(257)	(257)
Unrealized loss on derivatives, net of $8 tax benefit	—	—	—	—	—	—	(14)	(14)
Unrealized gain on pension obligation, net of $214 tax expense	—	—	—	—	—	—	375	375
Issuance of stock, net of cancellations	148	50	(13)	137	1,048	(1,048)	—	—
Stock-based comp.	—	—	7,374	—	—	—	—	—
Tax benefit associated with stock plans	—	—	2,565	—	—	—	—	—
Exercise of stock options	526	175	5,853	—	—	—	—	—
Share repurchases	(339)	(113)	(1,117)	(4,184)	—	—	—	—
Other share retirements	(140)	(47)	(441)	(2,628)	—	—	—	—
Cash dividends ($0.283 per share)	—	—	—	(8,192)	—	—	—	—

Bal. at Mar. 1, 2008	28,745	$9,582	$95,252	$181,772	$(3,425)	$3,425	$(2,024)	$48,655

Net earnings	—	—	—	51,035	—	—	—	$51,035
Adoption of pension measurement date provisions	—	—	—	(145)	—	—	—	—
Unrealized gain on marketable securities, net of $38 tax expense	—	—	—	—	—	—	71	71
Unrealized gain on pension obligation, net of $1,099 tax expense	—	—	—	—	—	—	1,928	1,928
Issuance of stock, net of cancellations	248	83	888	13	2,379	(2,379)	—	—
Stock-based comp.	—	—	2,868	—	—	—	—	—
Tax benefit associated with stock plans	—	—	1,678	—	—	—	—	—
Exercise of stock options	194	64	2,010	—	—	—	—	—
Share repurchases	(1,130)	(377)	(3,915)	(10,354)	—	—	—	—
Other share retirements	(276)	(92)	(929)	(3,984)	—	—	—	—
Cash dividends ($0.311 per share)	—	—	—	(8,800)	—	—	—	—

Bal. at Feb. 28, 2009	27,781	$9,260	$97,852	$209,537	$(1,046)	$1,046	$(25)	$53,034

Net earnings	—	—	—	31,742	—	—	—	$31,742
Unrealized gain on short- term investments and marketable securities, net of $129 tax expense	—	—	—	—	—	—	240	240
Unrealized loss on pension obligation, net of $573 tax benefit	—	—	—	—	—	—	(1,005)	(1,005)
Issuance of stock, net of cancellations	230	77	170	7	246	(246)	—	—
Stock-based comp.	—	—	6,055	—	—	—	—	—
Tax deficit associated with stock plans	—	—	(78)	—	—	—	—	—
Exercise of stock options	86	29	694	—	—	—	—	—
Other share retirements	(138)	(46)	(489)	(1,318)	—	—	—	—
Cash dividends ($0.326 per share)	—	—	—	(9,112)	—	—	—	—

Bal. at Feb. 27, 2010	27,959	$9,320	$104,204	$230,856	$(800)	$800	$(790)	$30,977

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

Fiscal Year. Apogee’s fiscal year ends on the Saturday closest to February 28. Fiscal 2010, 2009 and 2008 each consisted of 52 weeks.

Financial Instruments. Unless otherwise noted, the carrying amount of the Company’s financial instruments approximates fair value.

Cash and Cash Equivalents. Investments with an original maturity of three months or less are included in cash and cash equivalents. Cash equivalents are stated at cost, which approximates fair value, and consist primarily of money market funds.

Investments. The Company has marketable securities consisting of commercial paper, U.S. Treasury Bills, variable rate demand note (VRDN) securities and high-quality municipal bonds. The securities are classified as “available for sale” and are carried at fair value based on prices from recent trades of similar securities. The Company tests for other than temporary losses on a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a decline in the fair value of a security is deemed by management to be other-than-temporary, the investment is written down to fair value, and the amount of the write-down is included in net earnings.

Inventories. Inventories, which consist primarily of purchased glass and aluminum, are valued at the lower of cost or market. Approximately 58 percent of the inventories are valued by use of the last-in, first-out method, which does not exceed market. If the first-in, first-out method had been used, inventories would have been $7.4 million and $8.8 million higher than reported at February 27, 2010, and February 28, 2009, respectively. During fiscal 2010, inventory quantities were reduced resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The effect of this liquidation was to increase net income by approximately $1.1 million.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Significant improvements and renewals that extend the useful life of the asset are capitalized. Repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in income as a reduction to or increase in selling, general and administrative expenses. Depreciation is computed on a straight-line basis, based on the following estimated useful lives:

Years
Buildings and improvements	15 to 25
Machinery and equipment	3 to 15
Office equipment and furniture	3 to 10

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. The Company accounts for goodwill and intangible assets in accordance with applicable accounting standards, and has determined that it does not have any intangible assets with indefinite useful lives other than goodwill. Goodwill and other intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or more frequently if events warrant. Intangible assets with discrete useful lives are amortized over their estimated useful lives.

The Company tests goodwill of each of its reporting units for impairment annually in connection with its fourth quarter planning process or more frequently if impairment indicators exist. During the fourth quarter of fiscal 2010, the Company completed its annual impairment test using discounted cash flow methodologies for valuing its reporting units as no market comparables were identified. There have not been any material changes in the impairment loss assessment methodology made during the past three fiscal years. The estimates of fair value for the reporting units were found to be in excess of their carrying value, and therefore no impairment charge was recorded. The amount by which the fair value of the reporting units exceeded their book value utilizing the discounted cash flow methodology was more than 25 percent at February 27, 2010.

In addition, the Company reassessed the useful lives of its identifiable intangible assets and determined that the remaining lives were appropriate.

Long-Lived Assets. The carrying value of long-lived assets such as property, plant and equipment, and intangible assets is reviewed when impairment indicators exist as required under generally accepted accounting principles. We consider many factors, including short- and long-term projections of future performance associated with these assets. If this review indicates that the long-lived assets will not be recoverable, the carrying value of such assets will be reduced to estimated fair value.

Self-Insurance. The Company obtains commercial insurance for potential losses for general liability, workers’ compensation, automobile liability, employment practices, architect’s and engineer’s errors and omissions risk, and other miscellaneous coverages. However, a reasonable amount of risk is retained on a self-insured basis primarily through a wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism). Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within 12 months are classified as accrued self-insurance reserves, while losses expected to be payable in later periods are included in long-term self-insurance liabilities. Additionally, we maintain a self-insurance reserve for our health insurance programs maintained for the benefit of our eligible employees. We estimate a reserve based on historical levels of amounts incurred but not reported, which is included in accrued self-insurance reserves.

Environmental Liability. In accordance with accounting standards, we recognize environmental clean-up liabilities on an undiscounted basis when loss is probable and can be reasonably estimated. The cost of the clean-up is estimated by engineering, financial and legal specialists based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties will not be able to fulfill their commitments at the sites where the Company may be jointly and severally liable. As part of the acquisition of Tubelite, Inc. (Tubelite) described in Note 6, the Company acquired property which contains historical environmental conditions that it intends to remediate. Accordingly, as part of the purchase price allocation, the Company recorded $2.5 million in reserves. At February 27, 2010, the reserve was $2.2 million. The reserve for environmental liabilities is included in other accrued expenses and other long-term liabilities in the consolidated balance sheets.

Revenue Recognition. Generally, our sales terms are “free on board” (FOB) shipping point or FOB destination for our product-type sales, and revenue is recognized when title has transferred. Revenue excludes sales taxes as the Company considers itself a pass-through conduit for collecting and remitting sales taxes. The Company recognizes revenue from construction contracts on a percentage-of-completion basis, measured by the percentage of costs incurred to date to estimated total costs for each contract, and records that proportion of the total contract revenue in that period. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in contract revenue only when they have been approved by customers. Approximately 30 percent, 31 percent and 33 percent of our consolidated net sales in fiscal 2010, 2009 and 2008, respectively, were recorded on a percentage-of-completion basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development. Research and development expenses are charged to operations as incurred and were $6.8 million, $9.3 million and $11.1 million for fiscal 2010, 2009 and 2008, respectively. Of these amounts, $3.2 million, $6.3 million and $9.9 million, respectively, were focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and are included in cost of sales.

Advertising. Advertising expenses are charged to operations as incurred and were $0.9 million in fiscal 2010 and were $1.5 million in each of fiscal 2009 and 2008 and are included in selling, general and administrative expenses in the consolidated results of operations.

Stock-Based Compensation. The Company accounts for share-based compensation by estimating the fair value of each share-based payment award on the date of grant and, in the case of performance-based awards, updating those values throughout the year and life of the award. For these performance-based awards, the future performance of the Company is estimated as an input into the determination of expense. See Note 12 for additional information regarding share-based compensation.

Income Taxes. The Company accounts for income taxes as prescribed by applicable accounting standards, which requires use of the asset and liability method. This method recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial and tax reporting.

The Company adopted accounting standards regarding the accounting for uncertainty in income taxes on March 4, 2007, the beginning of the Company’s fiscal year 2008. The standard clarifies the accounting for income tax by prescribing a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 13 for additional information regarding income taxes.

Defined Benefit Pension Plans. The Company adopted the measurement date provisions of accounting standards regarding pension and other postretirement benefits in fiscal 2009. The standard requires employers to measure the funded status of a plan as of the date of its year-end. The adoption of these measurement date provisions resulted in a $0.1 million charge to retained earnings in fiscal 2009. See Note 10 for additional information about the Company’s defined-benefit pension plans.

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

New Accounting Standards. In December 2007, the Financial Accounting Standards Board (FASB) amended U.S. Generally Accepted Accounting Principles (U.S. GAAP) with respect to business combinations. The amendments require assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. The amendments are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, the Company’s fiscal 2010. The Company adopted the amended requirements for business combinations as of the beginning of fiscal 2010, which had no impact on the Company’s consolidated results of operations or financial condition as of February 27, 2010; however, future business combinations will be recorded and disclosed in accordance with the amendments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2009, the FASB amended U.S. GAAP to address concerns regarding: the determination of whether a market is not active and a transaction is not orderly; recognition and presentation of other-than-temporary impairments; and interim disclosures of fair values of financial instruments. The Company adopted these amendments in the second quarter of fiscal 2010. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition as presented herein.

In May 2009, the FASB amended U.S. GAAP with respect to subsequent events. These amendments, among other things, established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendments are effective for interim or annual financial periods ending after June 15, 2009, the second quarter of the Company’s fiscal 2010, and shall be applied prospectively. In connection with preparing the audited consolidated financial statements for the year ended February 27, 2010, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the consolidated financial statements.

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

In June 2009, the FASB amended U.S. GAAP with respect to the consolidation of variable interest entities (“VIEs”). These amendments, among other things: change existing guidance for determining whether an entity is a VIE; require ongoing reassessments of whether an entity is the primary beneficiary of a VIE; and require enhanced disclosures about an entity’s involvement in a VIE. The amendments are effective for fiscal years beginning after November 15, 2009, the Company’s fiscal 2011. The Company does not expect the adoption will have any impact on its consolidated results of operations or financial condition.

In January 2010, the FASB issued amended U.S. GAAP with respect to disclosures about fair value measurements. The amendments add new requirements for disclosures about transfers into and out of Levels 1 and 2, and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption will have any impact on its consolidated results of operations or financial condition.

2 Working Capital

Receivables

(In thousands)	2010	2009
Trade accounts	$64,493	$88,151
Construction contracts	22,263	33,954
Contract retainage	16,591	26,312
Other receivables	2,637	2,265

Total receivables	105,984	150,682
Less allowance for doubtful accounts	(1,585)	(2,074)

Net receivables	$104,399	$148,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

(In thousands)	2010	2009
Raw materials	$12,108	$15,385
Work-in-process	6,459	9,878
Finished goods	11,447	13,558
Costs and earnings in excess of billings on uncompleted contracts	517	663

Total inventories	$30,531	$39,484

Other Accrued Expenses

(In thousands)	2010	2009
Taxes, other than income taxes	$2,380	$3,543
Retirement savings plan	4,485	5,071
Volume and pricing discounts	665	898
Warranties	4,996	5,073
Interest	44	311
Other	6,279	7,536

Total accrued expenses	$18,849	$22,432

3 Property, Plant and Equipment

(In thousands)	2010	2009
Land	$5,789	$5,789
Buildings and improvements	126,762	125,833
Machinery and equipment	225,120	215,166
Office equipment and furniture	39,863	39,716
Construction in progress	5,337	10,950

Total property, plant and equipment	402,871	397,454
Less accumulated depreciation	(217,352)	(193,940)

Net property, plant and equipment	$185,519	$203,514

Depreciation expense was $26.8 million, $25.7 million and $21.4 million in fiscal 2010, 2009 and 2008, respectively.

4 Financial Assets

The Company accounts for financial assets and liabilities in accordance with accounting standards that define fair value and establish a framework for measuring fair value. The hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial assets and liabilities measured at fair value are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
Cash equivalents
Money market funds	$45,573	$—	$—	$45,573

Total cash equivalents	45,573	—	—	45,573

Short-term investments
Commercial paper	$—	$3,996	$—	$3,996
U.S. Treasury bills	1,999	—	—	1,999
Variable rate demand notes	—	13,465	—	13,465
Municipal bonds	—	36,246	—	36,246

Total short-term investments	1,999	53,707	—	55,706

Marketable securities available for sale
Municipal bonds	$—	$22,397	$—	$22,397

Total marketable securities available for sale	—	22,397	—	22,397

Total assets and liabilities at fair value	$47,572	$76,104	$—	$123,676

Cash equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are stated at cost, which approximates fair value.

Short-term investments

The Company has short-term investments of $55.7 million as of February 27, 2010, consisting of commercial paper, U.S. Treasury Bills, variable rate demand note (VRDN) securities and municipal bonds. The Company’s VRDN investments are of high credit quality and secured by direct-pay letters of credit from major financial institutions. These investments have variable rates tied to short-term interest rates. Interest rates are reset weekly and these VRDN securities can be tendered for sale upon notice (every seven days) to the trustee. Although the Company’s VRDN securities are issued and rated as long-term securities (with maturities ranging from 2025 through 2052), they are priced and traded as short-term instruments. The Company classifies these short-term investments as “available-for-sale.” The commercial paper, VRDN securities and municipal bonds are carried at fair market value based on prices from recent trades of similar securities. The U.S. Treasury Bills are carried at fair market value.

Marketable securities available for sale

The Company has $22.4 million of marketable securities available for sale, $14.8 million of which are held by the Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd. (Prism). Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available-for-sale” and are carried at fair value and are reported as marketable securities available for sale in the consolidated balance sheet. Unrealized gains and losses are reported in accumulated other comprehensive income (loss), net of income taxes, until the investments are sold or upon impairment. These investments are carried at fair value based on prices from recent trades of similar securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at February 27, 2010 and February 28, 2009 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
February 27, 2010
Commercial paper	$3,997	$—	$(1)	$3,996
U.S. Treasury bills	2,000	—	(1)	1,999
Variable rate demand notes	13,465	—	—	13,465
Municipal bonds	58,435	570	(362)	58,643

Total investments	$77,897	$570	$(364)	$78,103

February 28, 2009
Variable rate demand notes	$14,066	$—	$—	$14,066
Municipal bonds	20,323	382	(545)	20,160

Total investments	$34,389	$382	$(545)	$34,226

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

The following table presents the length of time that available for sale securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of February 27, 2010:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$3,996	$(1)	$—	$—	$3,996	$(1)
U.S. Treasury bills	1,999	(1)	—	—	1,999	(1)
Municipal bonds	22,124	(81)	1,680	(281)	23,804	(362)

Total investments	$28,119	$(83)	$1,680	$(281)	$29,799	$(364)

The amortized cost and estimated fair values of investments at February 27, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$55,726	$55,706
Due after one year through five years	8,773	8,851
Due after five years through 10 years	8,022	8,295
Due after 10 years through 15 years	2,447	2,457
Due beyond 15 years	2,929	2,794

Total	$77,897	$78,103

Gross realized gains of $0.3 million, $0.4 million and $0.2 million in fiscal 2010, 2009 and 2008, respectively, and gross realized losses of $0.1 million, $0.5 million and $0.1 million in fiscal 2010, 2009 and 2008, respectively were recognized and are included in other income (expense), net in the accompanying consolidated results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s investment in PPG Auto Glass was $22.7 million at March 1, 2008 and the excess of the cost of the investment over the value of the underlying net tangible assets was $2.5 million. This excess was reported as goodwill, and was written off upon the sale of the PPG Auto Glass joint venture. During the third quarter of fiscal 2008, the Company performed an assessment of the fair value of this asset, which resulted in an impairment charge of $4.7 million. In addition, the Company had another equity-method investment totaling $0.3 million that was written off in fiscal 2008. The impairment charge and write-off were included in the impairment charge on investment in affiliated company in the accompanying consolidated results of operations.

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

The following pro forma consolidated condensed financial results of operations for the year ended March 1, 2008 are presented as if the acquisition had been completed at the beginning of the period:

(In thousands, except per share data)	Pro forma 2008
Net sales	$931,285
Income from continuing operations	44,894
Net income	50,275

Earnings per share – continuing operations
Basic	$1.59
Diluted	1.55

Weighted average common shares outstanding
Basic	28,319

Diluted	29,054

These pro forma consolidated condensed financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. The adjustments do not reflect the effect of synergies that would have been expected to result from integration of this acquisition.

7 Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill, net of accumulated amortization, attributable to each business segment for the year ended February 27, 2010 is detailed below. “Corporate and Other” included the excess of the cost of the investment over the value of the underlying net tangible assets related to the formation of the PPG Auto Glass joint venture. The PPG Auto Glass joint venture was sold in the third quarter of fiscal 2009 and as a result, the $2.5 million of goodwill associated with this business was written off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2010				2009
(In thousands)	Arch.	LSO	Corp. and Other	Total	Arch.	LSO	Corp. and Other	Total
Beginning balance
Goodwill	$47,961	$10,557	$—	$58,518	$47,901	$10,557	$7,252	$65,710
Accumulated impairment losses	—	—	—	—	—	—	(4,733)	(4,733)

	47,961	10,557	—	58,518	47,901	10,557	2,519	60,977
Purchase price adjustments	—	—	—	—	60	—	—	60
PPG Auto Glass sale	—	—	—	—	—	—	(2,519)	(2,519)

Ending balance	$47,961	$10,557	$—	$58,518	$47,961	$10,557	$—	$58,518

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	2010			2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$2,074	$(1,722)	$352	$2,068	$(1,601)	$467
Non-compete agreements	6,089	(4,065)	2,024	5,839	(3,187)	2,652
Customer relationships	12,092	(5,518)	6,574	12,092	(3,908)	8,184
Purchased intellectual property	5,800	(1,129)	4,671	5,800	(801)	4,999

Total	$26,055	$(12,434)	$13,621	$25,799	$(9,497)	$16,302

Amortization expense on these identifiable intangible assets was $2.9 million and $3.7 million in fiscal 2010 and 2009, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

(In thousands)	2011	2012	2013	2014	2015
Estimated amortization expense	$2,355	$2,056	$1,715	$1,068	$906

8 Long-Term Debt

The Company maintains a $100.0 million revolving credit facility, which expires in November 2011. No borrowings were outstanding as of February 27, 2010 or February 28, 2009. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at February 27, 2010 was $268.3 million, whereas the Company’s net worth as defined in the credit facility was $343.6 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.11 at February 27, 2010. If the Company is not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At February 27, 2010, the Company was in compliance with all of the financial covenants of the credit facility. Long-term debt also includes $8.4 million of industrial development bonds at February 27, 2010 and February 28, 2009 that mature in fiscal years 2021 through 2023.

(In thousands)	2010	2009
Borrowings under revolving credit agreement	$—	$—
Other, interest at 0.5% and 1.0% for 2010 and 2009, respectively	8,400	8,400

Total long-term debt	8,400	8,400
Less current installments	—	—

Net long-term debt	$8,400	$8,400

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s $8.4 million of industrial revenue bonds, included in the totals above, are supported by $8.7 million of letters of credit that reduce the Company’s availability of funds under the $100.0 million credit facility. On April 6, 2010, $12.0 million of recovery zone facility bonds were made available for future investment in architectural glass fabrication facilities. As proceeds are received it will reduce availability under the $100.0 million credit facility as the bonds are supported by a $12.0 million letter of credit.

Long-term debt maturities are as follows:

(In thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Maturities	$—	$—	$—	$—	$—	$8,400	$8,400

The Company had two interest rate swap agreements in fiscal 2009 that converted $20.0 million of variable rate borrowings into fixed-rate obligations. Both interest rate swaps were terminated in the fourth quarter of fiscal 2009, resulting in a $0.3 million charge to interest expense.

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

Selected information related to long-term debt is as follows:

(In thousands, except percentages)	2010	2009
Average daily borrowings during the year	$8,400	$50,538
Maximum borrowings outstanding during the year	8,400	81,800
Weighted average interest rate during the year, excluding swap agreements	0.6%	3.3%
Weighted average interest rate during the year, including swap agreements	0.6%	3.9%

9 Interest Expense

(In thousands)	2010	2009	2008
Interest on debt	$54	$2,038	$2,478
Other interest expense	552	330	284
Less capitalized interest	—	(616)	(270)
Less interest allocated to discontinued operations	—	—	(7)

Net interest expense	$606	$1,752	$2,485

Interest payments were $0.9 million, $2.5 million and $2.6 million in fiscal 2010, 2009 and 2008, respectively. As a portion of the total interest expense in fiscal 2009 and 2008 related to funds borrowed to purchase major facilities, information systems and equipment installations, the Company capitalized a portion of the interest payments and will depreciate them over the lives of the related assets.

Net interest expense allocated to discontinued operations is computed based on the ratio of net operating assets of discontinued operations to consolidated net assets.

10 Employee Benefit Plans

401(k) Retirement Plan

The Company sponsors a single 401(k) retirement plan covering substantially all full-time non-union employees, as well as union employees at two of its manufacturing facilities. This plan includes a discretionary annual Company contribution based on a percentage of employees’ base earnings and years of service with the Company for all eligible non-union employees and for eligible union employees according to the terms of union contracts. The contribution was $4.5 million, $5.0 million and $4.7 million in fiscal 2010, 2009 and 2008, respectively. Of the total contributions in fiscal 2008, $0.1 million represented contributions related to discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the contribution above, employees are also allowed to contribute up to 60 percent of their eligible earnings to this plan, up to statutory limits. The Company contributes a match of 30 percent of the first six percent of eligible compensation that non-union employees contribute and according to contract terms for union employees. The Company match for fiscal 2010, 2009 and 2008 was $1.7 million, $2.2 million and $2.0 million, respectively. Of the total match made by the Company, $0.1 million in fiscal 2008 represented contributions related to discontinued operations.

Plans under Collective Bargaining Agreements

The Company contributes to various multi-employer union retirement plans, which provide retirement benefits to the majority of its union employees. The total contribution to these plans in fiscal 2010, 2009 and 2008, respectively, was $5.8 million, $8.1 million and $7.9 million. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans. The Company does not have information regarding union retirement plans from plan administrators to enable the Company to determine its share of any unfunded vested liabilities.

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

On October 8, 2008, the Company’s Board of Directors adopted an amendment to the Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan providing that no more benefits will accrue to plan participants as of December 31, 2008. Plan participants continue to earn service for the purpose of becoming vested in the benefits they had accrued as of December 31, 2008. The Company incurred $1.0 million of expense in fiscal 2009 associated with the curtailment of the SERP.

Obligations and Funded Status of Defined-Benefit Pensions Plans

The following tables present reconciliations of the benefit obligation of the defined-benefit pension plans and the funded status of the defined-benefit pension plans. Both the Tubelite plan and the SERP use a fiscal year-end measurement date.

(In thousands)	2010	2009
Change in benefit obligation
Benefit obligation beginning of period	$10,392	$12,100
Service cost	—	50
Interest cost	681	849
Actuarial loss (gain)	1,468	(523)
Benefits paid	(630)	(729)
Curtailment loss	—	(1,355)

Benefit obligation at measurement date	$11,911	$10,392

Change in plan assets
Fair value of plan assets beginning of period	$4,781	$4,391
Actual return on plan assets	14	126
Company contributions	523	993
Benefits paid	(630)	(729)

Fair value of plan assets at measurement date	$4,688	$4,781

Net amount recognized	$(7,223)	$(5,611)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2010	2009
Other non-current assets	$—	$225
Current liabilities	(618)	(294)
Other long-term liabilities	(6,605)	(5,542)

Total	$(7,223)	$(5,611)

Amounts included in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost consist of:

(In thousands)	2010	2009
Net actuarial loss (gain)	$1,451	$(156)
Transition obligation	—	29

Accumulated other comprehensive loss (gain)	$1,451	$(127)

The amount recognized in comprehensive earnings for fiscal 2010, net of tax expense, is as follows:

(In thousands)	2010
Net actuarial loss	$1,023
Transition obligation	(18)

Total	$1,005

Components of the defined-benefit pension plans net periodic benefit cost are as follows:

(In thousands)	2010	2009	2008
Service cost	$—	$41	$52
Interest cost	681	726	414
Expected return on assets	(177)	(256)	—
Amortization of unrecognized transition amount	(5)	(24)	—
Amortization of prior service cost	—	198	237
Amortization of unrecognized net loss	57	104	72
Curtailment loss	—	989	—

Net periodic benefit cost	$556	$1,778	$775

The estimated net actuarial gain for the defined-benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost for fiscal 2011 is $0.1 million, net of tax expense.

Additional Information

Assumptions

Weighted-average assumptions used at the measurement date to determine the defined-benefit plans’ benefit obligation for the following fiscal years are as follows:

(Percentages)	2010	2009	2008
Discount rate	5.75	6.75	6.25
Rate of compensation increase	NA	4.00	4.00

Weighted-average assumptions used at the measurement date to determine the defined-benefit plans’ net periodic benefit cost for the following fiscal years are as follows:

(Percentages)	2010	2009	2008
Discount rate	6.75	6.25	5.75
Expected return on assets	3.75	5.50	—
Rate of compensation increase	NA	4.00	4.00

Discount rate. The discount rate reflects the current rate at which the defined-benefit plans’ pension liabilities could be effectively settled at the end of the year based on the measurement date. The discount rate was determined by matching the expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate of 5.75 percent. There are no known or anticipated changes in the discount rate assumption that will impact the pension expense in fiscal year 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected return on assets. To develop the expected long-term rate of return on asset assumption, the Company considered historical long-term rates of return for broad asset classes, actual past rates of return achieved by the plan, the general mix of assets held by the plan and the stated investment policy for the plan. This resulted in the selection of the 3.75 percent long-term rate of return on assets assumption.

Net periodic benefit cost. Total net periodic pension benefit cost was $0.6 million in fiscal 2010, $1.8 million in fiscal 2009 and $0.8 in fiscal 2008. Total net periodic pension benefit cost is expected to be approximately $0.5 million in fiscal 2011. The net periodic pension benefit cost for fiscal 2011 has been estimated assuming a discount rate of 5.75 percent.

Contributions

Pension contributions to the plans for fiscal 2010 and 2009 totaled $0.5 million and $1.0 million, respectively. Since the SERP is unfunded, contributions to that plan represent benefit payments made. The pension contributions in fiscal 2010 and 2009 equaled or exceeded the minimum funding requirement. Fiscal 2011 pension contributions are expected to total $0.6 million.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans as follows:

(In thousands)
Fiscal 2011	$625
Fiscal 2012	628
Fiscal 2013	624
Fiscal 2014	624
Fiscal 2015	1,004
Fiscal 2016-2020	5,862

Plan Assets

The Company does not maintain assets intended for the future use of the SERP. In accordance with its policy, the assets of the Tubelite plan have been invested in fixed-income securities with maturities intended to match benefit payments. The fixed-income securities are stated at cost, which approximates fair value and are classified as Level 1 in the valuation hierarchy.

Employee Stock Purchase Plan

The Company also sponsors an employee stock purchase plan into which its employees may contribute up to $500 per week on an after-tax basis. The Company contributes a match of 15 percent of the employee contribution. Prior to fiscal 2010, non-employee directors were eligible to contribute to this plan. Contributions and Company match funds are used to purchase shares of Company stock on the open market. The Company match to this plan was $0.1 million in each of fiscal 2010, 2009 and 2008.

11 Shareholders’ Equity

A class of 200,000 shares of junior preferred stock with a par value of $1.00 is authorized, but unissued.

Shareholders’ Rights Plan

The Company has a Shareholders’ Rights Plan, under which each share of outstanding common stock has an associated preferred share purchase right. The rights are exercisable only under certain circumstances, including the acquisition by a person or group of 10 percent of the outstanding shares of the Company’s common stock. Upon exercise, the rights would allow holders of such rights (other than the 10 percent or more holder) to purchase common stock of Apogee or an acquiring company at a discounted price, which generally would be 50 percent of the respective stock’s current fair market value. The Shareholders’ Rights Plan expires in October, 2011.

Share Repurchases

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 2008. The Company repurchased 338,569 shares in the open market during fiscal 2008 for $5.4 million. During fiscal 2009, the Company repurchased 1,130,230 shares in the open market for $14.6 million under the program. No share repurchases were made under the plan during fiscal 2010. The Company has purchased a total of 2,004,123 shares, at a total cost of $27.3 million, since the inception of this program and has remaining authority to repurchase 1,245,877 shares under this program, which has no expiration date.

In addition to the shares repurchased according to this repurchase plan, the Company also purchased $1.5 million, $5.0 million and $3.1 million of Company stock from employees pursuant to terms of board and shareholder approved compensation plans during fiscal 2010, 2009 and 2008, respectively.

Accumulated Other Comprehensive Loss

The following table summarizes the accumulated other comprehensive loss at February 27, 2010 and February 28, 2009.

(In thousands)	2010	2009
Net unrealized gain (loss) on short-term investments and marketable securities	$134	$(106)
Pension liability adjustments	(924)	81

Total accumulated other comprehensive loss	$(790)	$(25)

12 Share-Based Compensation

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

Total stock-based compensation expense included in the results of operations for fiscal 2010, 2009 and 2008 was $6.1 million, $2.9 million and $7.4 million, respectively. At February 27, 2010, there was $0.8 million of total unrecognized compensation cost related to SAR awards, which is expected to be recognized over a weighted average period of approximately nine months.

Cash proceeds from the exercise of stock options were $0.7 million, $2.1 million and $6.0 million for fiscal 2010, 2009 and 2008, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.1 million, $0.4 million and $2.2 million for fiscal 2010, 2009 and 2008, respectively.

There were no options or SARs issued in fiscal 2010. The weighted average fair value per option or SAR for those granted in fiscal 2009 and 2008 was $7.37 and $9.17, respectively. The aggregate intrinsic value of these securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised in fiscal 2010, 2009 and 2008 was $0.5 million, $1.8 million and $7.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2009 and 2008, respectively.

	2009	2008
Dividend yield	1.3%	1.1%
Expected stock price volatility	41.9%	41.3%
Risk-free interest rate	3.2%	4.3%
Expected lives	4.5 years	4.5 years

The expected stock price volatility is based on historical experience. The risk-free interest rate is based on the U.S. Treasury Strip rate whose term is consistent with the expected life of the Company’s stock options. The expected life, the average time an option grant is outstanding, and forfeiture rates are estimated based on historical experience.

The following table summarizes the award transactions under the Plans for the year ended February 27, 2010:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at Feb. 28, 2009	1,648,876	$17.15
Awards exercised	(85,726)	8.43
Awards canceled	(26,335)	17.67

Outstanding at Feb. 27, 2010	1,536,815	$17.63	5.6 years	$1,152,012

Vested or expected to vest at Feb. 27, 2010	1,513,125	$17.55	5.5 years	$1,152,012

Exercisable at Feb. 27, 2010	1,320,927	$16.86	5.2 years	$1,152,012

Partnership Plan

The Amended and Restated 1987 Partnership Plan (the Partnership Plan), a plan designed to increase the ownership of Apogee stock by key employees, allowed participants selected by the Compensation Committee of the Board of Directors to defer earned incentive compensation through the purchase of Apogee common stock. The purchased stock was then matched by an equal award of nonvested shares, which vested over a predetermined period. The nonvested shares were recorded as unearned compensation in the equity section of the balance sheet. In accordance with accounting standards, the deferred compensation in the form of the Company’s stock was recorded at historical cost and classified as common stock held in trust. Since the investments were all in Company stock, an offsetting amount was recorded as deferred compensation obligations in the equity section of the balance sheet. Common shares of 3,400,000 were authorized for issuance under the Partnership Plan. The plan was amended in fiscal 2009 to reduce the authorized shares to 3,345,000. As of February 27, 2010, 3,279,000 shares have been issued or committed under the Partnership Plan. The Company expensed $0.3 million in each of fiscal 2010, 2009 and 2008 in conjunction with the Partnership Plan. There are 66,200 shares available for issuance under the Partnership Plan as of February 27, 2010.

This program was eliminated for fiscal 2006 and beyond, although vesting of restricted stock will still occur according to the vesting period of the grants.

Executive Compensation Program

In fiscal 2006, the Company implemented an executive compensation program to provide for a greater portion of total compensation to be delivered to key employees selected by the Compensation Committee of the Board of Directors through long-term incentives using performance shares, performance share units, SARs and nonvested shares. Performance shares have been issued at the beginning of each fiscal year in the form of nonvested share awards. Starting in fiscal 2010, the Company issued performance shares in the form of nonvested share unit awards, which give the recipient the right to receive shares earned at the vesting date. The number of shares or share units issued at grant is equal to the target number of performance shares and allows for the right to receive an additional number of, or less, shares based on meeting pre-determined Company three-year performance goals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the nonvested share award transactions, including performance shares and performance share units, under the Plans and the Partnership Plan for fiscal 2008, 2009 and 2010:

	Nonvested Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at March 3, 2007	583,835	$13.48
Granted(1)	242,538	23.96
Vested	(46,026)	11.25
Canceled	(32,576)	17.02

Nonvested at March 1, 2008	747,771	$15.66
Granted(2)	262,248	18.90
Vested	(299,398)	13.91
Canceled	(15,919)	23.49

Nonvested at February 28, 2009	694,702	$17.45
Granted(3)	457,894	13.61
Vested	(282,948)	15.16
Canceled	(49,424)	16.91

Nonvested at February 27, 2010(4)	820,224	$16.13

(1)	Includes 125,294 performance shares granted at target for the fiscal 2008-2010 performance period.
(2)	Includes 148,172 performance shares granted at target for the fiscal 2009-2011 performance period.
(3)	Includes 196,957 performance share units granted for the fiscal 2010-2012 performance period at target levels. It also includes 36,200 additional shares granted for the fiscal 2007-2009 performance period that vested immediately.
(4)	Includes a total of 425,681 of performance shares and performance share units granted and outstanding at target for fiscal 2008-2010, 2009-2011 and 2010-2012.

At February 27, 2010, there was $3.4 million of total unrecognized compensation cost related to nonvested share awards, which is expected to be recognized over a weighted average period of approximately 21 months. The total fair value of shares vested during fiscal 2010 was $3.3 million.

13 Income Taxes

The components of income tax expense for continuing operations for each of the last three fiscal years are as follows:

(In thousands)	2010	2009	2008
Current:
Federal	$12,580	$16,642	$18,802
State and local	987	1,141	1,218

Total current for continuing operations	$13,567	$17,783	$20,020

Deferred:
Federal	$736	$8,030	$(2,505)
State and local	27	298	(93)

Total deferred for continuing operations	$763	$8,328	$(2,598)

Total non-current tax expense	$415	$1,400	$1,710

Total income tax expense	$14,745	$27,511	$19,132

Income tax payments, net of refunds, were $10.0 million, $25.9 million and $17.1 million in fiscal 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between the statutory federal income tax rates and consolidated effective tax rates are as follows:

	2010	2009	2008
Federal income tax expense at statutory rates	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.2	1.2	1.2
Tax credits – research & development	(1.6)	(1.3)	(4.6)
Tax credits – other	(0.3)	(0.2)	(0.1)
Manufacturing deduction	(1.9)	(1.5)	(1.9)
Meals and entertainment	0.3	0.2	0.3
Incentive stock option compensation	—	—	0.2
Tax-exempt interest	(0.4)	(0.3)	(0.4)
Tax reserves adjustments and benefits recognized	1.0	1.8	0.9
Deferred tax adjustment	(2.1)	—	—
Change in valuation allowance	(0.7)	—	—
Other, net	0.6	0.1	0.1

Income tax expense, continuing operations	32.1%	35.0%	30.7%

The decreased rate in fiscal 2010 as compared to fiscal 2009 was a result of reductions in reserves and deferred tax accounts due to changes in estimates for previous tax positions taken. The lower rate in fiscal 2008 was primarily due to tax benefits recorded for research and development tax credits related to fiscal years 2004 through 2007 that were applied for under amended U.S. income tax returns.

In fiscal 2010, there was a tax deficiency of $0.1 million associated with the stock-based incentive plans. Excess tax benefits for deductions associated with these same plans amounted to $1.7 million and $2.6 million in fiscal 2009 and 2008, respectively. These benefits (deficiencies) were added (subtracted) directly to additional paid-in capital and were not reflected in the determination of income tax expense or benefit.

Deferred tax assets and deferred tax liabilities for continuing operations at February 27, 2010 and February 28, 2009 are as follows:

	2010		2009
(In thousands)	Current	Noncurrent	Current	Noncurrent
Accounts receivable	$575	$—	$753	$—
Accrued insurance	593	887	403	954
Other accruals	2,621	1,159	2,581	883
Deferred compensation	112	8,620	148	7,515
Restructuring reserve	285	997	40	1,609
Goodwill and other intangibles	—	(6,341)	—	(7,353)
Inventory	612	—	339	—
Depreciation	—	(16,442)	—	(13,359)
Liability for unrecognized tax benefits	142	5,268	142	5,232
Prepaid expenses	(543)	291	—	—
Net operating losses	—	1,419	—	2,252
Valuation allowance on net operating losses	—	(1,419)	—	(2,252)
Other	62	958	(340)	265

Deferred tax assets (liabilities)	$4,459	$(4,603)	$4,066	$(4,254)

The Company has state net operating loss carryforwards with a tax effect of $1.4 million. A full valuation allowance has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefits in future periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total liability for unrecognized tax benefits for fiscal 2010, 2009 and 2008, respectively, is $16.1 million, $15.6 million and $13.5 million. Included in this total liability at fiscal 2010, 2009 and 2008, respectively, are $6.5 million, $5.3 million and $3.9 million of tax benefits that, if recognized, would decrease the continuing operations effective tax rate. Also included in the balance of unrecognized tax benefits at fiscal 2010, 2009 and 2008, respectively, are $3.1 million, $3.3 million and $3.2 million of tax benefits that, if recognized, would result in adjustments to deferred taxes. The total liability for unrecognized tax benefits at each of fiscal 2010, 2009 and 2008, includes $4.9 million related to discontinued operations, which includes $1.8 million for interest and penalties. The entire amount, if recognized, would decrease the effective tax rate for discontinued operations.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense, which is consistent with past practices. Related to the unrecognized tax benefits noted above, the Company reduced the accrual for penalties and interest by $0.6 million during fiscal 2010 resulting in a reserve for interest and penalties at the end of fiscal 2010 of $3.4 million. During fiscal 2009, the Company increased the accrual for penalties and interest by $0.7 million resulting in a reserve for penalties and interest at the end of fiscal 2009 of $4.0 million. During fiscal 2008, the Company accrued penalties and interest of $0.2 million resulting in a reserve for penalties and interest at the end of fiscal 2008 of $3.3 million.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)	2010	2009	2008
Gross unrecognized tax benefits at beginning of year	$11,559	$10,186	$8,367
Gross increases in tax positions for prior years	270	403	986
Gross decreases in tax positions for prior years	(235)	(26)	(168)
Gross increases based on tax positions related to the current year	1,091	1,015	1,389
Gross decreases based on tax positions related to the current year	(19)	(19)	—
Settlements	—	—	(319)
Statute of limitations expiration	—	—	(69)

Gross unrecognized tax benefits at end of year	$12,666	$11,559	$10,186

The total liability for unrecognized tax benefits is not expected to change materially during fiscal 2011.

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

During fiscal 2010, a favorable resolution of an outstanding lease claim and a reduction in reserves related to the expiration of warranty periods resulted in pre-tax income from discontinued operations of $0.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	2010	2009	2008
Condensed Statement of Operations from Discontinued Businesses
Net sales	$—	$(66)	$11,119

Loss before income taxes (prior to gain on disposal)	—	(251)	(881)
Income tax benefit	—	(91)	(320)

Loss from operations, net of income taxes	—	(160)	(561)
Gain on disposal, net of income taxes	525	—	5,942

Net earnings (loss )	$525	$(160)	$5,381

(In thousands)	2010	2009
Summary Balance Sheets of Discontinued Businesses
Accounts payable and accrued liabilities	$784	$1,146
Long-term liabilities	2,712	3,397

15 Quarterly Data (Unaudited)

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
Fiscal 2010
Net sales	$180,851	$187,442	$179,812	$148,598	$696,703
Gross profit	41,443	48,538	44,567	27,547	162,095
Earnings from continuing operations	7,520	12,689	10,725	283	31,217
Earnings from discontinued operations	—	334	—	191	525
Net earnings	7,520	13,023	10,725	474	31,742
Earnings per share – basic
Earnings from continuing operations	0.27	0.46	0.39	0.02	1.14
Earnings from discontinued operations	—	0.02	—	—	0.02
Net earnings	0.27	0.48	0.39	0.02	1.16
Earnings per share – diluted
Earnings from continuing operations	0.27	0.46	0.39	0.01	1.13
Earnings from discontinued operations	—	0.01	—	0.01	0.02
Net earnings	0.27	0.47	0.39	0.02	1.15

Fiscal 2009
Net sales	$238,468	$244,970	$240,397	$201,667	$925,502
Gross profit	48,998	48,537	55,088	48,125	200,748
Earnings from continuing operations	10,279	12,291	17,677	10,948	51,195
(Loss) earnings from discontinued operations	(77)	(74)	(32)	23	(160)
Net earnings	10,202	12,217	17,645	10,971	51,035
Earnings per share – basic
Earnings from continuing operations	0.36	0.44	0.64	0.41	1.85
(Loss) earnings from discontinued operations	—	—	—	(0.01)	(0.01)
Net earnings	0.36	0.44	0.64	0.40	1.84
Earnings per share – diluted
Earnings from continuing operations	0.36	0.43	0.63	0.40	1.82
(Loss) earnings from discontinued operations	—	—	—	(0.01)	(0.01)
Net earnings	0.36	0.43	0.63	0.39	1.81

16 Earnings Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average common shares outstanding, including the dilutive effects of stock options, SARs and nonvested shares. However, when the Company has a loss from continuing operations, diluted earnings per share computations are computed using basic shares. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	2010	2009	2008
Basic earnings per share – weighted common shares outstanding	27,381	27,746	28,319
Weighted common shares assumed upon exercise of stock options	66	98	409
Unvested shares for deferred compensation plans	269	337	326

Diluted earnings per share – weighted common shares and potential common shares outstanding	27,716	28,181	29,054

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common shares	1,160	933	305

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

The following table presents certain data for our two segments, and consolidated data, for fiscal 2010, 2009 and 2008.

(In thousands)	2010	2009	2008
Net Sales from continuing operations
Architectural	$626,007	$854,034	$798,819
Large-scale optical	70,707	71,476	82,993
Intersegment elimination	(11)	(8)	(3)

Total	$696,703	$925,502	$881,809

Operating Income (Loss) from continuing operations
Architectural	$31,591	$64,693	$53,549
Large-scale optical	16,870	16,897	15,398
Corporate and other	(3,031)	(3,935)	(2,488)

Total	$45,430	$77,655	$66,459

Depreciation and Amortization from continuing operations
Architectural	$22,541	$24,018	$19,611
Large-scale optical	4,792	3,629	2,519
Corporate and other	2,268	1,660	646

Total	$29,601	$29,307	$22,776

Capital Expenditures from continuing operations
Architectural	$5,238	$43,359	$32,108
Large-scale optical	2,528	8,189	19,103
Corporate and other	1,999	3,636	3,997

Total	$9,765	$55,184	$55,208

Identifiable Assets
Architectural	$321,594	$389,819	$417,092
Large-scale optical	67,314	72,990	70,738
Corporate and other	137,946	64,875	75,678

Total	$526,854	$527,684	$563,508

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The investment in the PPG Auto Glass joint venture and the goodwill associated with that investment of $25.2 million were included in the identifiable assets for Corporate and other in fiscal 2008. The Company executed its right to sell its minority interest in the PPG Auto Glass joint venture in fiscal 2009. Also included in the identifiable assets for Corporate and other are the short-term investments and marketable securities available for sale at corporate and at the Company’s wholly-owned insurance subsidiary of $78.1 million in fiscal 2010, $34.2 million in fiscal 2009 and $21.8 million in fiscal 2008.

Apogee’s export net sales of $68.3 million for fiscal 2010 were approximately 10 percent of consolidated net sales, while export sales of $73.2 million and $71.4 million for fiscal 2009 and 2008, respectively, were less than 10 percent of consolidated net sales for each of those years. No single customer, including government agencies, accounts for 10 percent or more of consolidated net sales. Segment operating income is equal to net sales less cost of sales and operating expenses. Operating income does not include provision for interest expense or income taxes. Corporate and other includes miscellaneous corporate activity not allocable to business segments.

18 Commitments and Contingent Liabilities

Operating lease commitments. As of February 27, 2010, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Total minimum payments	$5,645	$4,405	$3,220	$2,307	$1,758	$3,289	$20,624

Total rental expense was $14.9 million, $20.9 million and $19.2 million in fiscal 2010, 2009 and 2008, respectively.

At February 27, 2010, the Company had one sale and leaseback agreement for a building that provides an option to purchase the building at projected future fair market value upon expiration of the lease in 2014. The lease is classified as an operating lease in accordance with applicable financial accounting standards. The Company has a deferred gain of $0.4 million under this sale and leaseback transaction, which is included in the balance sheet caption as accrued expenses and other long-term liabilities. The average annual lease payment over the life of the remaining lease is $0.4 million.

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to provide a surety or performance bond that commits payments to its customers for any non-performance by the Company. At February 27, 2010, $151.9 million of the Company’s backlog was bonded by performance bonds with a face value of $420.4 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to pay on these performance-based bonds with respect to any of the current portfolio of businesses.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends and for specific sales credits as they become known and estimatable. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

(In thousands)	2010	2009
Beginning warranty accrual	$5,073	$4,617
Additional accruals	5,562	8,073
Claims paid	(5,639)	(7,617)

Ending warranty accrual	$4,996	$5,073

Letters of credit. At February 27, 2010, the Company had ongoing letters of credit related to its construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company was obligated as of February 27, 2010 was approximately $10.1 million. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of February 27, 2010, letters of credit in the amount of $8.9 million had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. At February 27, 2010, these obligations totaled $3.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of February 27, 2010, future payments of $0.1 million were committed under such agreements.

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

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained on page 30 in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

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

The other information required by this item, other than the information set forth in Part I above under the heading “Executive Officers of the Registrant,” is set forth under the headings “Proposal 1: Election of Directors,” “Corporate Governance – Procedures for Shareholder Recommendations or Nominations of Director Candidates,”

“Corporate Governance – Board Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Audit Committee” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 23, 2010, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end (our 2010 Proxy Statement). This information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation” and “Non-Employee Director Compensation” in our 2010 Proxy Statement. This information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes, with respect to our equity compensation plans, the number of shares of our common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights, and the number of shares remaining available for future issuance under our equity compensation plans as of February 27, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(3)
Equity compensation plans approved by security holders	2,141,453	17.63	1,678,821
Equity compensation plans not approved by security holders	None	Not Applicable	None
Total	2,141,453	17.63	1,678,821

(1)	Includes shares underlying options and stock appreciation rights granted under our Amended and Restated 2002 Omnibus Stock Incentive Plan and options granted under our Amended and Restated 1997 Omnibus Stock Incentive Plan. None of the outstanding stock options or stock appreciation rights has dividend rights attached, nor are they transferable. Includes 357,914 shares that will be issued at the end of the three-year performance period upon vesting of Performance Share Units if Apogee performs at the maximum level during the performance period. Includes 246,724 Performance Shares that will be issued at the end of the three-year performance period if Apogee performs at the maximum level during the performance period. Pursuant to SEC rules and the reporting requirements for this table, we have not included in this column shares of nonvested shares that are issued and outstanding, which includes 246,724 Performance Shares issued at target levels. The number of Performance Shares and Performance Share Units that will vest at the end of the three-year performance period may vary between 0% and 200% of target, with 50% and 200% of target becoming vested at threshold and maximum performance, respectively. All Performance Shares and Performance Share Units will be forfeited if Apogee does not perform at threshold during the performance period. At the end of the three-year performance period, holders of Performance Share Units have the right to receive dividends accrued during the three-year performance period on the shares earned at the end of the performance period. All of Performance Shares have dividend rights attached, but none of the Performance Shares are transferable.
(2)	The weighted-average exercise price does not take into account the 246,724 Performance Shares and 357,914 Performance Share Units described in note 1 to this table that will be issued if Apogee performs at the maximum level during the three-year performance period.
(3)	Of these shares, 66,200 are available for issuance under our Legacy Partnership Plan; 1,392,498 are available for grant under our 2009 Stock Incentive Plan; 106,170 are available for grant under our 2009 Non-Employee Director Stock Incentive Plan; none are available for grant under either our Amended and Restated 2002 Omnibus Stock Incentive Plan or our Amended and Restated 1997 Omnibus Stock Incentive Plan; and 113,953 are available for grant under our Non-Employee Director Deferred Compensation Plan. The 1,392,498 shares available for grant under our 2009 Stock Incentive Plan and the 106,170 shares available for grant under our 2009 Non-Employee Director Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, nonvested shares, nonvested share units, dividend equivalents, stock awards or other stock-based awards.

The other information required by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our 2010 Proxy Statement. This information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board Independence” in our 2010 Proxy Statement. This information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the headings “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm – Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in our 2010 Proxy Statement. This information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as a part of this report:

1.	Financial Statements – The consolidated financial statements listed below are set forth in Item 8 of Part II of this report.

Consolidated Balance Sheets as of February 27, 2010 and February 28, 2009

Consolidated Results of Operations for the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

Consolidated Statements of Cash Flows for the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

Consolidated Statements of Shareholders’ Equity for the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules – Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Acquisition	Charged to Costs and Expenses	Deductions from Reserves (1)	Balance at End of Period
Allowances for doubtful receivables
For the year ended Feb. 27, 2010	$2,074	$—	$446	$935	$1,585
For the year ended Feb. 28, 2009	1,743	—	1,684	1,353	2,074
For the year ended March 1, 2008	1,967	284	552	1,060	1,743

(1)	Net of recoveries

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits – See Item (b) below.

b)	Exhibits marked with an asterisk (*) identify each management contract or compensatory plan or arrangement. Exhibits marked with a pound sign (#) are filed herewith. The remainder of the exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference.

Exhibit No.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

3.2	Amended and Restated Bylaws of Apogee Enterprises, Inc., as amended through January 24, 2006. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 30, 2006.

4.1	Specimen certificate for shares of common stock of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 4A to Registrant’s Annual Report on Form 10-K for the year ended March 2, 2002.

4.2	Amended and Restated Rights Agreement dated November 12, 2001, between Registrant and The Bank of New York. Incorporated by reference to Exhibit 1 to Registrant’s Form 8-A/A filed on November 30, 2001.

10.1*	1997 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit A of Registrant’s proxy statement for the 1997 Annual Meeting of Shareholders filed on May 16, 1997.

10.2*	Resignation Agreement between Apogee Enterprises, Inc. and James L. Martineau. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

10.3*	Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement), First Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement) and Second Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement). Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 29, 2008.

10.4*	Third Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement). Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on October 15, 2008.

10.5*	Form of Change In Control Severance Agreement between the Registrant and certain senior executive officers of the Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 4, 2008.

10.6	Stock Purchase Agreement dated November 10, 1998 between Apogee Enterprises, Inc. and CompuDyne Corporation. Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on November 12, 1998.

10.7	Stock Purchase Agreement between the Registrant and CH Holdings, Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on April 23, 1999.

10.8*	Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 17, 2006.

10.9*	First Amendment of Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.10*	Second Amendment of Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

10.11	Limited Liability Company Agreement dated June 13, 2000, between PPG Industries, Inc. and the Registrant. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on August 1, 2000.

10.12*	Apogee Enterprises, Inc. Amended and Restated 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2006.

10.13*	Apogee Enterprises, Inc. Amended and Restated Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2007.

10.14*	Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of May 1, 2003). Incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

10.15*	First Amendment of Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of May 1, 2003). Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.16*	Form of Stock Appreciation Rights Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 19, 2005.

10.17*	Apogee Enterprises, Inc. Non-Employee Director Charitable Matching Contribution Program. Incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the year-ended February 26, 2005.

10.18	Credit Agreement, dated as of May 4, 2005, between Apogee Enterprises, Inc. and banks party to the agreement, including related contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 10, 2005.

10.19*	Form of Non-Employee Director Stock Option Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 16, 2005.

10.20*	Form of Performance Share Agreement (2006) under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year-ended February 25, 2006.

10.21*	Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on October 17, 2006.

10.22*	First Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 15, 2008.

10.23*	Second Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.24*	Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on October 17, 2006.

10.25*	First Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on October 15, 2008.

10.26*	Second Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.27	Amendment No. 1, dated as of November 14, 2006, to Credit Agreement, dated as of May 4, 2005, among Apogee Enterprises, Inc. and banks party to the agreement, including related contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2006.

10.28*	Form of Change In Control Severance Agreement between the Registrant and Gregory A. Silvestri effective as of May 5, 2008. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 8, 2008.

10.29	Amendment No. 2, dated as of December 18, 2008, to Credit Agreement, dated as of May 4, 2005, among the Registrant and banks party to the agreement, including related contribution and subsidiary guaranty agreements. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 23, 2008.

10.30*	Apogee Enterprises, Inc. 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 filed on June 24, 2009.

10.31*	Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed on June 24, 2009.

10.32*	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on June 30, 2009.

10.33*	Form of Bonus Pool Award Agreement under the Apogee Enterprises, Inc. Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

10.34*	Form of Performance Share Unit Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

10.35*	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

10.36*,#	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan.

21#	Subsidiaries of the Registrant.

23#	Consent of Deloitte & Touche LLP.

31.1#	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2#	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2010.

APOGEE ENTERPRISES, INC.

By:	/S/ RUSSELL HUFFER
Russell Huffer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 28, 2010.

Signature	Title	Signature	Title

/S/ RUSSELL HUFFER Russell Huffer	Chairman, President, CEO and Director (Principal Executive Officer)	/S/ JAMES S. PORTER James S. Porter	CFO (Principal Financial and Accounting Officer)

/S/ BERNARD P. ALDRICH Bernard P. Aldrich	Director	/S/ ROBERT J. MARZEC Robert J. Marzec	Director

/S/ JEROME L. DAVIS Jerome L. Davis	Director	/S/ STEPHEN C. MITCHELL Stephen C. Mitchell	Director

/S/ SARA L. HAYS Sara L. Hays	Director	/S/ RICHARD V. REYNOLDS Richard V. Reynolds	Director

/S/ JOHN T. MANNING John T. Manning	Director	/S/ DAVID E. WEISS David E. Weiss	Director

/S/ JAMES L. MARTINEAU James L. Martineau	Director