Form 10-Q
period 2010-05-29
APOGEE ENTERPRISES INC
filed 2010-06-30
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 28, 2010, 28,056,611 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	May 29, 2010	February 27, 2010
Assets
Current assets
Cash and cash equivalents	$11,790	$46,929
Short-term investments	57,830	55,706
Receivables, net of allowance for doubtful accounts	106,690	104,399
Inventories	35,838	30,531
Refundable income taxes	6,538	1,247
Deferred tax assets	3,971	4,459
Other current assets	3,319	3,315

Total current assets	225,976	246,586

Property, plant and equipment, net	181,541	185,519
Marketable securities available for sale	21,849	22,397
Restricted investments	11,839	—
Goodwill	58,518	58,518
Intangible assets	13,303	13,621
Other assets	168	213

Total assets	$513,194	$526,854

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$35,872	$37,447
Accrued payroll and related benefits	13,235	26,257
Accrued self-insurance reserves	5,464	6,814
Other accrued expenses	17,138	18,849
Current liabilities of discontinued operations	765	784
Billings in excess of costs and earnings on uncompleted contracts	37,631	38,736

Total current liabilities	110,105	128,887

Long-term debt	20,400	8,400
Unrecognized tax benefits	16,425	16,101
Long-term self-insurance reserves	11,067	11,194
Deferred tax liabilities	3,621	4,603
Other long-term liabilities	11,516	11,367
Liabilities of discontinued operations	2,653	2,712

Commitments and contingent liabilities (Note 12)

Shareholders’ equity
Common stock of $0.33 1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,056,611 and 27,959,265, respectively	9,352	9,320
Additional paid-in capital	104,608	104,204
Retained earnings	224,302	230,856
Common stock held in trust	(800)	(800)
Deferred compensation obligations	800	800
Accumulated other comprehensive loss	(855)	(790)

Total shareholders’ equity	337,407	343,590

Total liabilities and shareholders’ equity	$513,194	$526,854

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended
(In thousands, except per share data)	May 29, 2010	May 30, 2009
Net sales	$143,028	$180,851
Cost of sales	124,192	139,408

Gross profit	18,836	41,443
Selling, general and administrative expenses	24,977	29,753

Operating (loss) income	(6,141)	11,690
Interest income	318	230
Interest expense	140	172
Other income, net	39	29

(Loss) earnings before income taxes	(5,924)	11,777
Income tax (benefit) expense	(2,445)	4,257

Net (loss) earnings	$(3,479)	$7,520

(Loss) earnings per share – basic	$(0.13)	$0.27

(Loss) earnings per share – diluted	$(0.13)	$0.27

Weighted average basic shares outstanding	27,638	27,389
Weighted average diluted shares outstanding	27,638	27,650

Cash dividends declared per common share	$0.0815	$0.0815

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
(In thousands)	May 29, 2010	May 30, 2009
Operating Activities
Net (loss) earnings	$(3,479)	$7,520
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,973	7,292
Stock-based compensation	1,031	400
Deferred income taxes	(456)	(131)
Excess tax benefits from stock-based compensation	—	(59)
(Gain) loss on disposal of assets	(131)	6
Other, net	65	136
Changes in operating assets and liabilities:
Receivables	(2,291)	8,315
Inventories	(5,307)	3,692
Accounts payable and accrued expenses	(20,229)	(24,447)
Billings in excess of costs and earnings on uncompleted contracts	(1,105)	(1,351)
Refundable and accrued income taxes	(5,424)	4,011
Other, net	7	(627)

Net cash (used in) provided by continuing operating activities	(30,346)	4,757

Investing Activities
Capital expenditures	(2,132)	(2,254)
Proceeds from sales of property, plant and equipment	133	27
Acquisition of intangibles	(10)	—
Purchases of restricted investments	(11,839)	—
Purchases of short-term investments and marketable securities	(17,826)	(6,572)
Sales/maturities of short-term investments and marketable securities	16,147	8,005

Net cash used in investing activities	(15,527)	(794)

Financing Activities
Net proceeds from issuance of debt	12,000	—
Payments on debt issue costs	(262)	—
Stock issued to employees, net of shares withheld	(926)	(1,142)
Excess tax benefits from stock-based compensation	—	59

Net cash provided by (used in) financing activities	10,812	(1,083)

Cash Flows of Discontinued Operations
Net cash used in operating activities	(78)	(68)

Net cash used in discontinued operations	(78)	(68)

(Decrease) increase in cash and cash equivalents	(35,139)	2,812
Cash and cash equivalents at beginning of year	46,929	12,994

Cash and cash equivalents at end of period	$11,790	$15,806

Noncash Activity
Capital expenditures in accounts payable	$645	$88
Dividends in accounts payable	2,287	2,274

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 27, 2010. The results of operations for the three-month period ended May 29, 2010, are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 29, 2010 and February 27, 2010, and the results of operations and cash flows for the three-month periods ended May 29, 2010 and May 30, 2009.

The Company’s fiscal year ends on the Saturday closest to the last day of February. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

In connection with preparing the unaudited consolidated financial statements for the three months ended May 29, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing. After quarter-end, the Company was notified of architectural glass product quality issues resulting from a vendor-supplied material used in a portion of first-quarter production. Potentially impacted customers have been contacted and inspection and testing of the structural integrity of the product is ongoing. Depending on the results of the tests, certain products may need to be replaced and potentially reinstalled. Due to the timing of the notification, ongoing inspection and testing, discussions being held with customers and our supplier, and overall complexities associated with determining the extent of the remediation requirements and costs of this event, management has been unable to determine a reasonable range of potential loss. As a result, the first-quarter reported results do not reflect the potential impact of this issue. The Company is in the process of addressing the quality issues and quantifying the related costs and expects to have a reasonable estimate by the end of the second quarter.

2.	New Accounting Standards

In June 2009, the FASB amended U.S. GAAP with respect to the consolidation of variable interest entities (VIEs). These amendments, among other things: change existing guidance for determining whether an entity is a VIE; require ongoing reassessments of whether an entity is the primary beneficiary of a VIE; and require enhanced disclosures about an entity’s involvement in a VIE. The amendments are effective for fiscal years beginning after November 15, 2009, the Company’s fiscal 2011. The Company adopted the amended requirements for consolidation of VIEs as of the beginning of fiscal 2011, which had no impact on the Company’s consolidated results of operations or financial condition.

In January 2010, the FASB amended U.S. GAAP with respect to disclosures about fair value measurements. The amendments add new requirements for disclosures about transfers into and out of Levels 1 and 2, and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of the additional disclosures required for Level 1 and Level 2 fair value measurements as of May 29, 2010, had no impact on the Company’s fair value disclosures (see Note 6). The Company will adopt Level 3 disclosures beginning in the first quarter of fiscal 2012.

No other new accounting pronouncements issued or effective during the first three months of fiscal 2011 have had or are expected to have a material impact on the consolidated financial statements.

3.	Stock-Based Compensation

Stock Incentive Plan

The 2009 Stock Incentive Plan, the 2009 Non-Employee Director Stock Incentive Plan, the 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan (the Plans) provide for the issuance of 1,400,000; 150,000;

3,400,000; and 2,500,000 shares, respectively, for various forms of stock-based compensation to employees and non-employee directors. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights (SARs), are granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. Nonvested share awards and nonvested share unit awards are also included in these Plans. Outstanding options issued to employees generally vested over a four-year period, outstanding SARs vest over a three-year period and outstanding options issued to non-employee directors vested at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards and nonvested share unit awards generally vest over a two, three or four-year period.

The 2002 Omnibus Stock Incentive Plan was terminated in June 2009 and the 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under either of these plans, although vesting and exercises of SARs and options, and vesting of nonvested share awards previously granted thereunder will still occur in accordance with the terms of the various grants.

Total stock-based compensation expense included in the results of operations for the three months ended May 29, 2010 and May 30, 2009, was $1.0 million and $0.4 million, respectively. At May 29, 2010, there was $0.6 million of total unrecognized compensation cost related to SAR awards, which is expected to be recognized over a weighted average period of approximately 11 months.

Cash proceeds from the exercise of stock options were $0.2 million for both the three months ended May 29, 2010 and May 30, 2009.

There were no options or SARs issued in the first three months of fiscal 2011 or 2010. The aggregate intrinsic value of these securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised during both the three months ended May 29, 2010 and May 30, 2009, was $0.1 million.

The following table summarizes the stock option and SAR award transactions under the Plans for the three months ended May 29, 2010:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at Feb. 27, 2010	1,536,815	$17.63
Awards exercised	(17,173)	8.96
Awards canceled	(16,380)	20.03

Outstanding at May 29, 2010	1,503,262	$17.69	5.4 years	$800,220

Vested or expected to vest at May 29, 2010	1,494,664	$17.67	5.4 years	$800,220

Exercisable at May 29, 2010	1,424,908	$17.48	5.2 years	$800,220

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

Executive Compensation Program

In fiscal 2006, the Company implemented an executive compensation program to provide for a greater portion of total compensation to be delivered to key employees selected by the Compensation Committee of the Board of Directors through long-term incentives using performance shares, SARs and nonvested shares. Performance shares have been issued at the beginning of each fiscal year in the form of nonvested share awards. Starting in fiscal 2010, the Company issued performance shares in the form of nonvested share unit awards, which give the recipient the right to receive shares earned at the vesting date. The number of shares or share units issued at grant is equal to the target number of performance shares and allows for the right to receive an additional number of, or fewer, shares based on meeting pre-determined Company three-year performance goals.

The following table summarizes the nonvested share award transactions, including performance shares and performance share units, under the Plans and the Company’s Partnership Plan for the three months ended May 29, 2010:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 27, 2010	820,224	$16.13
Granted(1)	364,385	13.55
Vested	(230,500)	18.50
Canceled	(8,612)	18.59

Nonvested at May 29, 2010(2)	945,497	$14.54

(1)	Includes 193,519 performance share units granted for the fiscal 2011-2013 performance period at target levels.
(2)	Includes a total of 511,070 performance shares and performance share units granted and outstanding at target level for fiscal 2009-2011, 2010-2012 and 2011-2013.

At May 29, 2010, there was $6.3 million of total unrecognized compensation cost related to nonvested share and performance share unit awards, which is expected to be recognized over a weighted average period of approximately 28 months. The total fair value of shares vested during the current period was $3.2 million.

4.	Earnings per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended
(In thousands)	May 29, 2010	May 30, 2009
Basic earnings per share – weighted common shares outstanding	27,638	27,389
Unvested shares for deferred compensation plans	—	261

Diluted earnings per share – weighted common shares and potential common shares outstanding	27,638	27,650

(Loss) earnings per share – basic	$(0.13)	$0.27
(Loss) earnings per share – diluted	(0.13)	0.27

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	—	1,429

Due to the net loss, there was no dilutive impact from unvested shares in the first quarter of fiscal 2011.

5.	Inventories

(In thousands)	May 29, 2010	Feb. 27, 2010
Raw materials	$12,667	$12,108
Work-in-process	6,614	6,459
Finished goods	11,353	11,447
Costs and earnings in excess of billings on uncompleted contracts	5,204	517

Total inventories	$35,838	$30,531

6.	Financial Assets

The Company accounts for financial assets and liabilities in accordance with accounting standards that define fair value and establish a framework for measuring fair value. The hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value as of May 29, 2010 and February 27, 2010, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
May 29, 2010
Cash equivalents
Money market funds	$9,892	$—	$—	$9,892

Total cash equivalents	9,892	—	—	9,892

Short-term investments
Commercial paper	$—	$1,999	$—	$1,999
U.S. Treasury bills	1,000	—	—	1,000
Variable rate demand notes	—	13,330	—	13,330
Municipal bonds	—	41,501	—	41,501

Total short-term investments	1,000	56,830	—	57,830

Marketable securities available for sale
Municipal bonds	$—	$21,849	$—	$21,849

Total marketable securities available for sale	—	21,849	—	21,849

Restricted investments
Money market funds	$11,839	$—	$—	$11,839

	11,839	—	—	11,839

Total assets and liabilities at fair value	$22,731	$78,679	$—	$101,410

February 27, 2010
Cash equivalents
Money market funds	$45,573	$—	$—	$45,573

Total cash equivalents	45,573	—	—	45,573

Short-term investments
Commercial paper	$—	$3,996	$—	$3,996
U.S. Treasury bills	1,999	—	—	1,999
Variable rate demand notes	—	13,465	—	13,465
Municipal bonds	—	36,246	—	36,246

Total short-term investments	1,999	53,707	—	55,706

Marketable securities available for sale
Municipal bonds	$—	$22,397	$—	$22,397

Total marketable securities available for sale	—	22,397	—	22,397

Total assets and liabilities at fair value	$47,572	$76,104	$—	$123,676

Cash equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are held at fair value, which approximates stated cost.

Short-term investments

The Company has short-term investments of $57.8 million as of May 29, 2010, consisting of commercial paper, U.S. Treasury Bills, variable rate demand note (VRDN) securities and municipal bonds. The Company’s VRDN investments are of high credit quality and secured by direct-pay letters of credit from major financial institutions. These investments have variable rates tied to short-term interest rates. Interest rates are reset weekly and these VRDN securities can be tendered for sale upon notice (every seven days) to the trustee. Although the Company’s VRDN securities are issued and rated as long-term securities (with maturities ranging from 2025 through 2052), they are priced and traded as short-term instruments. The Company classifies these short-term investments as “available-for-sale.” The commercial paper, VRDN securities and municipal bonds are carried at fair market value based on market prices from recent trades of similar securities. The U.S. Treasury Bills are carried at fair market value based on quoted market prices.

Marketable securities available for sale

The Company has $21.8 million of marketable securities available for sale, $14.3 million of which are held by the Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd. (Prism). Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available-for-sale,” are carried at fair value and are reported as marketable securities available for sale in the consolidated balance sheet. Unrealized gains and losses are reported in accumulated other comprehensive loss, net of income taxes, until the investments are sold or upon impairment. These investments are carried at fair value based on market prices from recent trades of similar securities.

Restricted investments

The Company has $11.8 million of restricted investments consisting of money market funds available for future investment in the Company’s architectural glass fabrication facility in Utah. The restricted investments are stated at cost, which approximates fair value.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at May 29, 2010 and February 27, 2010, are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
May 29, 2010
Commercial paper	$2,000	$—	$(1)	$1,999
U.S. Treasury bills	1,000	—	—	1,000
Variable rate demand notes	13,330	—	—	13,330
Municipal bonds	63,245	556	(451)	63,350

Total investments	$79,575	$556	$(452)	$79,679

February 27, 2010
Commercial paper	$3,997	$—	$(1)	$3,996
U.S. Treasury bills	2,000	—	(1)	1,999
Variable rate demand notes	13,465	—	—	13,465
Municipal bonds	58,435	570	(362)	58,643

Total investments	$77,897	$570	$(364)	$78,103

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

The following table presents the length of time that available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of May 29, 2010:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$1,999	$(1)	$—	$—	$1,999	$(1)
Municipal bonds	27,615	(148)	1,761	(303)	29,376	(451)

Total investments	$29,614	$(149)	$1,761	$(303)	$31,375	$(452)

The amortized cost and estimated fair values of investments at May 29, 2010, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$57,911	$57,830
Due after one year through five years	9,529	9,636
Due after five years through 10 years	6,133	6,345
Due after 10 years through 15 years	2,165	2,197
Due beyond 15 years	3,837	3,671

Total	$79,575	$79,679

There were immaterial amounts of realized gains and realized losses during the three-month periods of fiscal 2011 and 2010.

7.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill, net of accumulated amortization, attributable to each business segment as of the three months ended May 29, 2010, is detailed below.

(In thousands)	Architectural	Large-Scale Optical	Total
Balance at February 27, 2010 and May 29, 2010	$47,961	$10,557	$58,518

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	May 29, 2010			February 27, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$2,336	$(1,754)	$582	$2,074	$(1,722)	$352
Non-compete agreements	6,099	(4,223)	1,876	6,089	(4,065)	2,024
Customer relationships	12,092	(5,853)	6,239	12,092	(5,518)	6,574
Purchased intellectual property	5,800	(1,194)	4,606	5,800	(1,129)	4,671

Total	$26,327	$(13,024)	$13,303	$26,055	$(12,434)	$13,621

Amortization expense on these identifiable intangible assets was $0.6 million and $0.7 million for the three months ended May 29, 2010 and May 30, 2009, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At May 29, 2010, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2011 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015
Estimated amortization expense	$1,775	$2,068	$1,727	$1,079	$917

8.	Long-Term Debt

The Company maintains a $100.0 million revolving credit facility, which expires in November 2011. No borrowings were outstanding under the facility as of May 29, 2010 or February 27, 2010. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at May 29, 2010, was $268.6 million, whereas the Company’s net worth as defined in the credit facility was $337.4 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.36 at May 29, 2010. If the Company is not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At May 29, 2010, the Company was in compliance with all of the financial covenants of the credit facility.

During the first quarter of fiscal 2011, $12.0 million of recovery zone facility bonds were issued and made available for future investment in the Company’s architectural glass fabrication facility in Utah. Interest on the bonds is excludable from gross income for federal income and alternative minimum tax purposes. The interest rate on the bonds resets weekly and is equal to the market rate of interest earned for similar revenue bonds or other tax-free securities. The bonds will mature on April 1, 2035. The proceeds are reported as restricted investments in the consolidated balance sheet until disbursed, as $0.2 million was during the quarter.

Long-term debt at May 29, 2010, consists solely of $12.0 million of recovery zone facility bonds and $8.4 million of industrial development bonds. At February 27, 2010, long-term debt consisted of the $8.4 million of industrial development bonds. The industrial development and recovery zone facility bonds mature in fiscal years 2021 through 2036.

Interest payments were $0.1 million and $0.4 million for the three-month periods ended May 29, 2010 and May 30, 2009, respectively.

9.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officers’ Supplemental Executive Retirement Plan (SERP) and Tubelite, Inc. Hourly Employees’ Pension Plan (Tubelite Plan) for the three-month periods ended May 29, 2010 and May 30, 2009, were as follows:

	Three months ended
(In thousands)	May 29, 2010	May 30, 2009
Interest cost	$166	$171
Expected return on assets	(56)	(44)
Amortization of unrecognized transition amount	—	(1)
Amortization of unrecognized net loss	30	15

Net periodic benefit cost	$140	$141

10.	Income Taxes

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

The total gross liability for unrecognized tax benefits at May 29, 2010 and February 27, 2010, was approximately $16.4 million and $16.1 million, respectively. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. The total liability for unrecognized tax benefits is not expected to change materially during the next 12 months.

11.	Discontinued Operations

In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of the Company’s detention/security business and its exit from international curtainwall operations. The remaining estimated cash expenditures related to these discontinued operations are recorded as liabilities of discontinued operations, and a majority of the remaining cash expenditures related to discontinued operations is expected to be paid within the next three years. The majority of these liabilities relate to the international curtainwall operations, including bonds outstanding, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. courts. The reserve for discontinued operations also covers warranty issues relating to these and other international construction projects.

(In thousands)	May 29, 2010	February 27, 2010
Summary Balance Sheets of Discontinued Businesses
Accounts payable and accrued liabilities	$765	$784
Long-term liabilities	2,653	2,712

12.	Commitments and Contingent Liabilities

Operating lease commitments. As of May 29, 2010, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total
Total minimum payments	$4,188	$4,582	$3,474	$2,425	$1,762	$3,288	$19,719

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to provide a surety or performance bond that commits payments to its customers for any non-performance by the Company. At May 29, 2010, $129.2 million of the Company’s backlog was bonded by performance bonds with a face value of $340.0 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to pay on these performance-based bonds with respect to any of the current portfolio of businesses.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends and for specific sales credits as they become known and estimable. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

	Three months ended
(In thousands)	May 29, 2010	May 30, 2009
Balance at beginning of period	$4,996	$5,073
Additional accruals	1,537	1,068
Claims paid	(1,180)	(1,389)

Balance at end of period	$5,353	$4,752

Letters of credit. At May 29, 2010, the Company had ongoing letters of credit related to its construction contracts and certain industrial development and recovery zone facility bonds. The total value of letters of credit under which the Company was obligated as of May 29, 2010, was approximately $22.3 million. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of May 29, 2010, letters of credit in the amount of $21.2 million had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of May 29, 2010, these obligations totaled $7.5 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of May 29, 2010, immaterial amounts of future payments were committed under such agreements.

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

13.	Comprehensive Earnings

	Three months ended
(In thousands)	May 29, 2010	May 30, 2009
Net (loss) earnings	$(3,479)	$7,520
Unrealized loss on short-term investments and marketable securities, net of $37 and $4 tax benefit, respectively	(65)	(7)

Comprehensive (loss) earnings	$(3,544)	$7,513

14.	Segment Information

The following table presents sales and operating income data for the Company’s two segments, and on a consolidated basis, for the three months ended May 29, 2010, as compared to the corresponding period a year ago.

	Three months ended
(In thousands)	May 29, 2010	May 30, 2009
Net Sales from Continuing Operations
Architectural	$126,368	$166,701
Large-Scale Optical	16,662	14,155
Intersegment eliminations	(2)	(5)

Net sales	$143,028	$180,851

Operating (Loss) Income from Continuing Operations
Architectural	$(8,644)	$10,756
Large-Scale Optical	3,358	1,983
Corporate and other	(855)	(1,049)

Operating (loss) income	$(6,141)	$11,690

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

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

Overview

We are a leader in certain technologies involving the design and development of value-added glass products, services and systems. The Company is comprised of two segments: Architectural Products and Services (Architectural) and Large-Scale Optical Technologies (LSO). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass, windows, storefront and entrances comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, Inc., a fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems, a manufacturer of custom aluminum window systems and curtainwall for the North American commercial construction market; Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters for U.S. markets; and Tubelite, Inc, a fabricator of aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry. Our LSO segment consists of Tru Vue, Inc., a manufacturer of value-added glass and acrylic for the custom picture framing and commercial optics markets.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended February 27, 2010 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three-month periods of the current and past fiscal year.

	Three months ended
(Percent of net sales)	May 29, 2010	May 30, 2009
Net sales	100.0%	100.0%
Cost of sales	86.8	77.1

Gross profit	13.2	22.9
Selling, general and administrative expenses	17.5	16.4

Operating (loss) income	(4.3)	6.5
Interest income	0.2	0.1
Interest expense	—	0.1
Other income, net	—	—

(Loss) earnings before income taxes	(4.1)	6.5
Income tax (benefit) expense	(1.7)	2.3

Net (loss) earnings	(2.4)%	4.2%

Effective tax rate for continuing operations	41.3%	36.1%

Highlights of First-Quarter Fiscal 2011 Compared to First-Quarter of Fiscal 2010

•

Consolidated net sales decreased $37.8 million, or 20.9 percent, for the first quarter ended May 29, 2010, compared to the prior-year period. Our architectural segment was negatively impacted by the overall commercial construction market declines which have resulted in lower pricing, primarily in our architectural glass business, and lower demand, driving lower volume across all business lines. Somewhat offsetting these declines, our picture framing segment revenues were up as new and ongoing value-added product customers continued to convert to our best framing products.

•

Gross profit as a percent of sales for the quarter ended May 29, 2010, decreased to 13.2 percent from 22.9 percent in the prior-year period, a decrease of 9.7 percentage points. The decrease in gross margins was primarily due to the lower pricing, primarily in our architectural glass business, as well as the impact of lower volume in our architectural segment, and the inability to lower our fixed cost base at the rate of declining sales.

•

Selling, general and administrative expenses for the first quarter decreased by $4.8 million, but increased as a percent of net sales to 17.5 percent from 16.4 percent in the prior-year period. The decrease in spending relates to lower spending on consulting and other discretionary items as we focused on cost management; lower sales and marketing expenses; reduced accruals for incentive and long-term executive compensation expenses; and reduced salaries and employee-related expenses due to headcount reductions. The increase as a percent of sales was largely due to our inability to leverage expenses over a lower level of sales dollars.

•

Subsequent to quarter-end, we were notified of architectural glass product quality issues resulting from a vendor-supplied material used in a portion of first-quarter production. Due to the timing of the notification and the complexities associated with determining the extent of the remediation requirements and costs of this event, management has been unable to determine a reasonable estimate; therefore the first-quarter reported results do not reflect the potential impact of this issue. We are in the process of addressing the quality issues and quantifying the related costs and expect to have a reasonable estimate by the end of the second quarter.

Segment Analysis

The following table presents sales and operating income data for our two segments and on a consolidated basis for the three-month periods ended May 29, 2010, when compared to the corresponding periods a year ago.

	Three months ended
(In thousands)	May 29, 2010	May 30, 2009	% Change
Net Sales from Continuing Operations
Architectural	$126,368	$166,701	(24.2)%
Large-Scale Optical	16,662	14,155	17.7
Intersegment eliminations	(2)	(5)	NM

Net sales	$143,028	$180,851	(20.9)%

Operating (Loss) Income from Continuing Operations
Architectural	$(8,644)	$10,756	NM
Large-Scale Optical	3,358	1,983	69.3
Corporate and other	(855)	(1,049)	18.5

Operating (loss) income	$(6,141)	$11,690	NM

NM = not meaningful

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•

First-quarter net sales of $126.4 million decreased 24.2 percent from the prior-year period due to difficult market conditions, with continued tight commercial real estate credit and depressed employment levels. Revenues were down in all businesses in the segment, with our architectural glass business experiencing lower pricing at similar volume levels. We also experienced lower volume at our other architectural businesses, with gaps in project timing in our installation and window businesses continuing from the fourth quarter of fiscal 2010 being the primary factor.

•

Operating loss was $8.6 million in the current quarter, compared to operating income of $10.8 million in the prior-year period. This was due primarily to the lower pricing in our architectural glass business and the impact of lower volume resulting from the gaps in project timing in our installation and window businesses.

•

Architectural backlog at May 29, 2010, decreased to $214.9 million from $310.0 million in the prior-year period and from $227.5 million reported at the end of fiscal 2010. Bidding activity is starting to increase; however, bid-to-award timing continues to be slow. Reduced lead times for smaller architectural glass and standard window projects, as well as the quick turns required of many of the international jobs, are resulting in a higher proportion of book-and-bill work, which is not reflected in backlog. We expect approximately $160 million of the May 29, 2010, backlog to flow during the remainder of fiscal 2011.

•

Subsequent to quarter-end, we were notified of architectural glass product quality issues resulting from a vendor-supplied material used in a portion of first-quarter production. Potentially impacted customers have been contacted and inspection and testing of the structural integrity of the product is ongoing. Depending on the results of the tests, certain products may need to be replaced and potentially reinstalled. Due to the timing of the notification, ongoing inspection and testing, discussions being held with customers and our supplier, and overall complexities associated with determining the extent of the remediation requirements and costs of this event, management has been unable to determine a reasonable range of potential loss. As a result, the first-quarter reported results do not reflect the potential impact of this issue. We are in the process of addressing the quality issues and quantifying the related costs and expect to have a reasonable estimate by the end of the second quarter.

Large-Scale Optical Technologies (LSO)

•

First quarter revenues were $16.7 million, up 17.7 percent over the prior-year period. The increase was due to volume and improved mix as new and ongoing value-added product customers continued to convert to our best value-added picture framing products.

•

Operating income of $3.4 million in the quarter was up 69.3 percent over the prior-year period, and operating margins increased to 20.2 percent from 14.0 percent in the prior-year period. The increase in operating income and margins was due to increased volume and the strong mix of best value-added picture framing products as we continued to convert this market to our best valued-added picture framing products.

Consolidated Backlog

•	At May 29, 2010, our consolidated backlog was $216.9 million, down 30.3 percent from the prior-year period and down 5.1 percent compared to the $228.5 million reported at the end of fiscal 2010.

•	The backlog of the Architectural segment represented more than 99 percent of consolidated backlog.

•

We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of our ultimate profitability, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Discontinued Operations

In several transactions in fiscal years 1998 through 2000, we completed the sale of our large-scale domestic curtainwall business, the sale of our detention/security business and the exit from international curtainwall operations. The remaining estimated cash expenditures related to these discontinued operations are recorded as liabilities of discontinued operations, and a majority of the remaining cash expenditures related to discontinued operations is expected to be paid within the next three years. The majority of these liabilities relate to the international curtainwall operations, including bonds outstanding, of which the precise degree of liability related to these matters will not be known until they are settled within the U.K. courts. The reserve for discontinued operations also covers warranty issues relating to these and other international construction projects.

Liquidity and Capital Resources

	Three months ended
(Cash effect, in thousands)	May 29, 2010	May 30, 2009
Net cash (used in) provided by continuing operating activities	$(30,424)	$4,757
Capital expenditures	(2,132)	(2,254)
Purchases of restricted investments	(11,839)	—
Net (purchases) sales of short-term investments and marketable securities	(1,679)	1,433
Net change in borrowings	12,000	—

Operating activities. Cash used by operating activities of continuing operations was $30.4 million for the first three months of fiscal 2011, compared to cash provided of $4.8 million in the prior-year period. Lower earnings, as well as increases in receivables and inventories from higher level of activities in the last month of the quarter compared to the prior-year period decreased cash flow from operations. Additionally, we experience seasonally high cash outflow from operations in the first quarter as a result of payments made to fund annual incentive compensation and retirement plan contributions, which impacted both fiscal 2011 and 2010 operating cash flows.

Non-cash working capital (current assets, excluding cash and short-term investments, less current liabilities), our key metric for measuring working capital efficiency, was $46.3 million at May 29, 2010, or 7.0 percent of last 12-month sales. This compares to 2.2 percent at February 27, 2010 and 6.1 percent at May 30, 2009. The deterioration from year-end was due to the seasonally high cash outflow mentioned above and the current market conditions. As indicated in our Form 10-K for the year ended February 27, 2010, we continue to believe this metric will be negatively impacted during fiscal 2011 by the downturn in the U.S. commercial construction market as some customers, general contractors and building owners may experience ongoing liquidity issues.

Investing Activities. Through the first three months of fiscal 2011, investing activities used $15.5 million of cash, compared to $0.8 million in the same period last year. New capital investments through the first three months of fiscal 2011 totaled $2.1 million, down slightly from $2.3 million in the prior-year period. Both current and prior-year spending were primarily for safety and maintenance project expenditures, as well as quick pay-back productivity improvements. The purchases of restricted investments of $11.8 million in the current quarter were related to the funds received as a result of the recovery zone facility bonds that were made available for future investment in our architectural glass fabrication facility in Utah. The net position of our investments for the three-month period resulted in $1.7 million in net purchases versus $1.4 million in net sale proceeds in the prior year.

We expect fiscal 2011 maintenance and safety related capital expenditures to be less than $15 million. We will consider additional strategic capital expenditures during fiscal 2011 for attractive long-term opportunities.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings at May 29, 2010, were $20.4 million compared to $8.4 million as of February 27, 2010 and May 30, 2009. The increase in the current year was due to $12.0 million of recovery zone facility bonds issued during the quarter for future investment in our architectural glass fabrication facility in Utah. The remaining $8.4 million consists solely of industrial development bonds. Our debt-to-total-capital ratio was 5.7 percent at May 29, 2010, compared to 2.4 percent at February 27, 2010.

We did not pay any dividends during the first quarter of either fiscal 2011 or 2010. This was due to the timing of quarterly dividend payments; although declared, no payments were made in either quarter.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. There were no share repurchases during the first three months of fiscal 2011 or during fiscal 2010. We have purchased a total of 2,004,123 shares, at a total cost of $27.3 million, since the inception of this program. We have remaining authority to repurchase 1,245,877 shares under this program, which has no expiration date.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of May 29, 2010:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2011 Remaining	2012	2013	2014	2015	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$8,400	$8,400
Recovery zone facility bonds	—	—	—	—	—	12,000	12,000
Operating leases (undiscounted)	4,188	4,582	3,474	2,425	1,762	3,288	19,719
Purchase obligations	7,088	456	—	—	—	—	7,544

Total cash obligations	$11,276	$5,038	$3,474	$2,425	$1,762	$23,688	$47,663

We maintain a $100.0 million revolving credit facility, which expires in November 2011. No borrowings were outstanding as of May 29, 2010. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at May 29, 2010, was $268.6 million, whereas our net worth as defined in the credit facility was $337.4 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 0.36 at May 29, 2010. If we are not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At May 29, 2010, we were in compliance with all of the financial covenants of the credit facility.

During the first quarter of fiscal 2011, $12.0 million of recovery zone facility bonds were issued and made available for future investment in our architectural glass fabrication facility in Utah. Interest on the bonds is excludable from gross income for federal income and alternative minimum tax purposes. The interest rate on the bonds resets weekly and is equal to the market rate of interest earned for similar revenue bonds or other tax-free securities. The bonds will mature on April 1, 2035. The proceeds are reported as restricted investments in the consolidated balance sheet until disbursed, as $0.2 million was during the quarter

Long-term debt at May 29, 2010, consists solely of $12.0 million of recovery zone facility bonds and $8.4 million of industrial development bonds. At February 27, 2010, long-term debt consisted of the $8.4 million of industrial development bonds. The industrial development and recovery zone facility bonds mature in fiscal years 2021 through 2036.

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

We have purchase obligations for raw material commitments and capital expenditures. As of May 29, 2010, these obligations totaled $7.5 million.

We expect to make contributions of $0.6 million to our defined benefit pension plans in fiscal 2011. The fiscal 2011 expected contributions will equal or exceed our minimum funding requirements.

As of May 29, 2010, we had $16.4 million and $2.1 million of unrecognized tax benefits and environmental liabilities, respectively. We are unable to reasonably estimate in which future periods these amounts will ultimately be settled.

At May 29, 2010, we had ongoing letters of credit related to construction contracts and certain industrial development and recovery zone facility bonds. The Company’s $8.4 million of industrial revenue bonds are supported by $8.7 million of letters of credit that reduce availability of funds under our $100.0 million credit facility. The $12.0 million of recovery zone facility bonds are supported by $12.3 million of letters of credit that reduce availability under our $100.0 million credit facility. The letters of credit by expiration period were as follows at May 29, 2010:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2011 Remaining	2012	2013	2014	2015	Thereafter	Total
Standby letters of credit	$1,351	$—	$—	$—	$—	$20,982	$22,333

In addition to the above standby letters of credit, which were predominantly issued for our industrial development and recovery zone facility bonds, we are required, in the ordinary course of business, to provide a surety or performance bond that commits payments to our customers for any non-performance by us. At May 29, 2010, $129.2 million of our backlog was bonded by performance bonds with a face value of $340.0 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to pay on these performance-based bonds with respect to any of our current portfolio of businesses.

We self-insure our third-party product liability coverages. As a result, a material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2011, we believe that current cash on hand, cash generated from operating activities and available capacity under our committed revolving credit facility will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments. We have total cash and short-term investments of $69.6 million at May 29, 2010. We believe that this will provide us with the financial strength to work through the ongoing weak market conditions and to focus on our growth strategy for the recovery.

Outlook

We continue to face an unprecedented level of uncertainty. The following statements are based on our current expectations for full-year fiscal 2011 results. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to be down 10 to 15 percent.

•	We anticipate a net loss for the year.

•	Full-year maintenance capital expenditures are projected to be less than $15 million, excluding additional strategic investments.

•

The current outlook does not reflect any potential impact of architectural glass product quality issues resulting from a vendor-supplied material used in a portion of first-quarter production. We are in the process of addressing the quality issues and identifying the related costs and expect to have a reasonable estimate by the end of the second quarter.

Related Party Transactions

No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

Critical Accounting Policies

No material changes have occurred in the disclosure of our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred to the disclosures of quantitative and qualitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

Item 4: Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 29, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
Feb. 28, 2010 through March 27, 2010	—	$—	—	1,245,877
March 28, 2010 through April 24, 2010	—	—	—	1,245,877
April 25, 2010 through May 29, 2010	82,081	13.76	—	1,245,877

Total	82,081	$13.76	—	1,245,877

(a)	The shares in this column represent shares that were surrendered to us by plan participants to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock, which was announced on April 10, 2003. In January 2008, the Board of Directors increased the authorization by 750,000 shares, which was announced on January 24, 2008. In October 2008, the Board of Directors increased the authorization by 1,000,000 shares, which was announced on October 8, 2008. The Company’s repurchase program does not have an expiration date.

Item 6. Exhibits

4.1

Amendment No. 1, dated as of June 24, 2010, to Amended and Restated Rights Agreement,

dated as of November 12, 2001, between Apogee Enterprises, Inc. and The Bank of New York

Mellon f/k/a The Bank of New York, as Rights Agent. Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 25, 2010.

10.1	Form of Performance Share Unit Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 3, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: June 30, 2010	By:	/s/ Russell Huffer
Russell Huffer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: June 30, 2010	By:	/s/ James S. Porter
James S. Porter
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended May 29, 2010

4.1

Amendment No. 1, dated as of June 24, 2010, to Amended and Restated Rights Agreement,

dated as of November 12, 2001, between Apogee Enterprises, Inc. and The Bank of New York

Mellon f/k/a The Bank of New York, as Rights Agent. Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 25, 2010.

10.1	Form of Performance Share Unit Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 3, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.