Form 10-Q
period 2010-08-28
APOGEE ENTERPRISES INC
filed 2010-10-07
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-6365

APOGEE ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0919654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 West 78th Street – Suite 520, Minneapolis, MN	55435
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 835-1874

7900 Xerxes Avenue South – Suite 1800,

Minneapolis, MN 55431

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

As of October 4, 2010, 28,105,417 shares of the registrant’s common stock, par value $0.33  1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	August 28, 2010	February 27, 2010
Assets
Current assets
Cash and cash equivalents	$28,858	$46,929
Short-term investments	40,530	55,706
Receivables, net of allowance for doubtful accounts	109,140	104,399
Inventories	34,406	30,531
Refundable income taxes	7,617	1,247
Deferred tax assets	3,971	4,459
Other current assets	2,848	3,315

Total current assets	227,370	246,586

Property, plant and equipment, net	178,105	185,519
Marketable securities available for sale	18,580	22,397
Restricted investments	11,843	—
Goodwill	58,518	58,518
Intangible assets	12,711	13,621
Other assets	150	213

Total assets	$507,277	$526,854

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$36,163	$37,447
Accrued payroll and related benefits	15,181	26,257
Accrued self-insurance reserves	5,920	6,814
Other accrued expenses	16,500	18,849
Current liabilities of discontinued operations	761	784
Billings in excess of costs and earnings on uncompleted contracts	36,844	38,736

Total current liabilities	111,369	128,887

Long-term debt	20,400	8,400
Unrecognized tax benefits	12,533	16,101
Long-term self-insurance reserves	10,491	11,194
Deferred tax liabilities	1,529	4,603
Other long-term liabilities	11,428	11,367
Liabilities of discontinued operations	2,668	2,712

Commitments and contingent liabilities (Note 12)

Shareholders’ equity
Common stock of $0.33- 1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,105,611 and 27,959,265, respectively	9,369	9,320
Additional paid-in capital	106,225	104,204
Retained earnings	221,882	230,856
Common stock held in trust	(814)	(800)
Deferred compensation obligations	814	800
Accumulated other comprehensive loss	(617)	(790)

Total shareholders’ equity	336,859	343,590

Total liabilities and shareholders’ equity	$507,277	$526,854

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Net sales	$144,651	$187,442	$287,679	$368,292
Cost of sales	126,649	138,904	250,840	278,312

Gross profit	18,002	48,538	36,839	89,980
Selling, general and administrative expenses	25,365	30,672	50,342	60,424

Operating (loss) income	(7,363)	17,866	(13,503)	29,556
Interest income	110	213	429	443
Interest expense	151	140	293	313
Other income, net	105	72	145	102

(Loss) earnings from continuing operations before income taxes	(7,299)	18,011	(13,222)	29,788
Income tax (benefit) expense	(2,308)	5,322	(4,752)	9,579

(Loss) earnings from continuing operations	(4,991)	12,689	(8,470)	20,209
Earnings from discontinued operations, net of income taxes	4,869	334	4,870	335

Net (loss) earnings	$(122)	$13,023	$(3,600)	$20,544

Earnings per share – basic
(Loss) earnings from continuing operations	$(0.18)	$0.46	$(0.31)	$0.74
Earnings from discontinued operations	0.18	0.02	0.18	0.01

Net (loss) earnings	$—	$0.48	$(0.13)	$0.75

Earnings per share – diluted
(Loss) earnings from continuing operations	$(0.18)	$0.46	$(0.31)	$0.73
Earnings from discontinued operations	0.18	0.01	0.18	0.01

Net (loss) earnings	$—	$0.47	$(0.13)	$0.74

Weighted average basic shares outstanding	27,602	27,347	27,620	27,368
Weighted average diluted shares outstanding	27,602	27,585	27,620	27,617

Cash dividends declared per common share	$0.0815	$0.0815	$0.1630	$0.1630

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
(In thousands)	August 28, 2010	August 29, 2009
Operating Activities
Net (loss) earnings	$(3,600)	$20,544
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings from discontinued operations	(4,870)	(335)
Depreciation and amortization	13,775	14,818
Stock-based compensation	2,632	1,727
Deferred income taxes	(2,677)	436
Excess tax benefits from stock-based compensation	—	(62)
Gain on disposal of assets	(190)	(3)
Other, net	104	235
Changes in operating assets and liabilities:
Receivables	(4,741)	(1,677)
Inventories	(3,875)	6,546
Accounts payable and accrued expenses	(16,449)	(12,239)
Billings in excess of costs and earnings on uncompleted contracts	(1,892)	(1,992)
Refundable and accrued income taxes	(5,540)	4,855
Other, net	488	495

Net cash (used in) provided by continuing operating activities	(26,835)	33,348

Investing Activities
Capital expenditures	(5,019)	(5,923)
Proceeds from sales of property, plant and equipment	169	27
Acquisition of intangibles	(10)	—
Purchases of restricted investments	(11,839)	—
Purchases of short-term investments and marketable securities	(23,576)	(19,011)
Sales/maturities of short-term investments and marketable securities	42,833	14,277

Net cash provided by (used in) investing activities	2,558	(10,630)

Financing Activities
Net proceeds from issuance of debt	12,000	—
Payments on debt issue costs	(262)	—
Stock issued to employees, net of shares withheld	(893)	(1,081)
Excess tax benefits from stock-based compensation	—	62
Dividends paid	(4,577)	(4,552)

Net cash provided by (used in) financing activities	6,268	(5,571)

Cash Flows of Discontinued Operations
Net cash (used in) provided by operating activities	(62)	221

Net cash (used in) provided by discontinued operations	(62)	221

(Decrease) increase in cash and cash equivalents	(18,071)	17,368
Cash and cash equivalents at beginning of year	46,929	12,994

Cash and cash equivalents at end of period	$28,858	$30,362

Noncash Activity
Capital expenditures in accounts payable	$570	$55

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 27, 2010. The results of operations for the three and six-month periods ended August 28, 2010, are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 28, 2010 and February 27, 2010, and the results of operations for the three and six-month periods ended August 28, 2010 and August 29, 2009 and cash flows for the six-month periods ended August 28, 2010 and August 29, 2009.

The Company’s fiscal year ends on the Saturday closest to the last day of February. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

In connection with preparing the unaudited consolidated financial statements for the six months ended August 28, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the consolidated financial statements.

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

In January 2010, the FASB amended U.S. GAAP with respect to disclosures about fair value measurements. The amendments add new requirements for disclosures about transfers into and out of Levels 1 and 2, and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. See Note 6, Financial Assets, for a definition of these terms. The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of the additional disclosures required for Level 1 and Level 2 fair value measurements as of May 29, 2010, had no impact on the Company’s fair value disclosures. The Company will adopt Level 3 disclosures beginning in the first quarter of fiscal 2012.

No other new accounting pronouncements issued or effective during the first six months of fiscal 2011 have had or are expected to have a material impact on the consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

over a three-year period and outstanding options issued to non-employee directors vested at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards and nonvested share unit awards generally vest over a two, three or four-year period.

The 2002 Omnibus Stock Incentive Plan was terminated in June 2009 and the 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under either of these plans, although vesting and exercises of options and SARs, and vesting of nonvested share awards, previously granted thereunder will still occur in accordance with the terms of the various grants.

Total stock-based compensation expense included in the results of operations for the six months ended August 28, 2010 and August 29, 2009, was $2.6 million and $1.7 million, respectively. At August 28, 2010, there was $0.4 million of total unrecognized compensation cost related to SAR awards, which is expected to be recognized over a weighted average period of approximately eight months.

Cash proceeds from the exercise of stock options were $0.2 million and $0.3 million for the six months ended August 28, 2010 and August 29, 2009, respectively.

There were no options or SARs issued in the first six months of fiscal 2011 or 2010. The aggregate intrinsic value of these securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised during both the six months ended August 28, 2010 and August 29, 2009, was $0.1 million.

The following table summarizes the stock option and SAR award transactions under the Plans for the six months ended August 28, 2010:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at Feb. 27, 2010	1,536,815	$17.63
Awards exercised	(17,173)	8.96
Awards canceled	(16,380)	20.03

Outstanding at Aug. 28, 2010	1,503,262	$17.69	5.1 years	$37,324

Vested or expected to vest at Aug. 28, 2010	1,494,664	$17.67	5.1 years	$37,324

Exercisable at Aug. 28, 2010	1,424,908	$17.48	5.0 years	$37,324

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

Executive Compensation Program

In fiscal 2006, the Company implemented an executive compensation program to provide for a greater portion of total compensation to be delivered to key employees selected by the Compensation Committee of the Board of Directors through long-term incentives using performance shares, SARs and nonvested shares. From fiscal 2006 through fiscal 2009, performance shares were issued at the beginning of each fiscal year in the form of nonvested share awards. Starting in fiscal 2010, the Company issued performance shares in the form of nonvested share unit awards, which give the recipient the right to receive shares earned at the vesting date. The number of shares or share units issued at grant is equal to the target number of performance shares and allows for the right to receive an additional number of, or fewer, shares based on meeting pre-determined Company three-year performance goals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes the nonvested share award transactions, including performance shares and performance share units, under the Plans and the Company’s Partnership Plan for the six months ended August 28, 2010:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 27, 2010	820,224	$16.13
Granted(1)	414,419	13.32
Vested	(238,016)	18.37
Canceled	(8,652)	18.57

Nonvested at August 28, 2010(2)	987,975	$14.39

(1)	Includes 193,519 performance share units granted for the fiscal 2011-2013 performance period at target levels.
(2)	Includes a total of 511,070 performance shares and performance share units granted and outstanding at target level for fiscal 2009-2011, 2010-2012 and 2011-2013.

At August 28, 2010, there was $6.7 million of total unrecognized compensation cost related to nonvested share and performance share unit awards, which is expected to be recognized over a weighted average period of approximately 25 months. The total fair value of shares vested during the current period was $3.2 million.

4. Earnings per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended		Six months ended
(In thousands, except per share data)	Aug. 28, 2010	Aug. 29, 2009	Aug. 28, 2010	Aug. 29, 2009
Basic earnings per share – weighted common shares outstanding	27,602	27,347	27,620	27,368
Weighted common shares assumed upon exercise of stock options	—	85	—	42
Unvested shares for deferred compensation plans	—	153	—	207

Diluted earnings per share – weighted common shares and potential common shares outstanding	27,602	27,585	27,620	27,617

Earnings (loss) per share – basic	$—	$0.48	$(0.13)	$0.75
Earnings (loss) per share – diluted	—	0.47	(0.13)	0.74

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	—	1,176	—	1,307

Due to the net loss, there was no dilutive impact from unvested shares in the second quarter or six-month period of fiscal 2011.

5. Inventories

(In thousands)	Aug. 28, 2010	Feb. 27, 2010
Raw materials	$12,965	$12,108
Work-in-process	6,755	6,459
Finished goods	11,646	11,447
Costs and earnings in excess of billings on uncompleted contracts	3,040	517

Total inventories	$34,406	$30,531

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value as of August 28, 2010 and February 27, 2010, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
August 28, 2010
Cash equivalents
Money market funds	$19,142	$—	$—	$19,142

Total cash equivalents	19,142	—	—	19,142

Short-term investments
Variable rate demand notes	$—	$13,095	$—	$13,095
Municipal bonds	—	27,435	—	27,435

Total short-term investments	—	40,530	—	40,530

Marketable securities available for sale
Municipal bonds	$—	$18,580	$—	$18,580

Total marketable securities available for sale	—	18,580	—	18,580

Restricted investments
Money market funds	$11,843	$—	$—	$11,843

Total restricted investments	11,843	—	—	11,843

Total assets and liabilities at fair value	$30,985	$59,110	$—	$90,095

February 27, 2010
Cash equivalents
Money market funds	$45,573	$—	$—	$45,573

Total cash equivalents	45,573	—	—	45,573

Short-term investments
Commercial paper	$—	$3,996	$—	$3,996
U.S. Treasury bills	1,999	—	—	1,999
Variable rate demand notes	—	13,465	—	13,465
Municipal bonds	—	36,246	—	36,246

Total short-term investments	1,999	53,707	—	55,706

Marketable securities available for sale
Municipal bonds	$—	$22,397	$—	$22,397

Total marketable securities available for sale	—	22,397	—	22,397

Total assets and liabilities at fair value	$47,572	$76,104	$—	$123,676

Cash equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are held at fair value, which approximates stated cost.

Short-term investments

The Company has short-term investments of $40.5 million as of August 28, 2010, consisting of variable rate demand note (VRDN) securities and municipal bonds. The Company’s VRDN investments are of high credit quality and secured by direct-pay letters of credit from major financial institutions. These investments have variable rates tied to short-term interest rates. Interest rates are reset weekly and these VRDN securities can be tendered for sale upon notice (every seven days) to the trustee. Although the Company’s VRDN securities are issued and rated as long-term securities (with maturities ranging from 2025 through 2052), they are priced and traded as short-term instruments. The Company classifies these short-term investments as “available-for-sale.” The commercial paper, VRDN securities and municipal bonds are carried at fair market value based on market prices from recent trades of similar securities. The U.S. Treasury Bills are carried at fair market value based on quoted market prices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Marketable securities available for sale

The Company has $18.6 million of marketable securities available for sale, $14.4 million of which are held by the Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd. (Prism). Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available-for-sale,” are carried at fair value and are reported as marketable securities available for sale in the consolidated balance sheet. Unrealized gains and losses are reported in accumulated other comprehensive loss, net of income taxes, until the investments are sold or upon impairment. These investments are held at fair value, which approximates stated cost.

Restricted investments

The Company has $11.8 million of restricted investments consisting of money market funds available for future investment in the Company’s architectural glass fabrication facility in Utah. The restricted investments are held at fair value, which approximates stated cost.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at August 28, 2010 and February 27, 2010, are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
August 28, 2010
Variable rate demand notes	$13,095	$—	$—	$13,095
Municipal bonds	45,543	835	(363)	46,015

Total investments	$58,638	$835	$(363)	$59,110

February 27, 2010
Commercial paper	$3,997	$—	$(1)	$3,996
U.S. Treasury bills	2,000	—	(1)	1,999
Variable rate demand notes	13,465	—	—	13,465
Municipal bonds	58,435	570	(362)	58,643

Total investments	$77,897	$570	$(364)	$78,103

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

The following table presents the length of time that available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of August 28, 2010:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$13,135	$(42)	$1,028	$(321)	$14,163	$(363)

Total investments	$13,135	$(42)	$1,028	$(321)	$14,163	$(363)

The amortized cost and estimated fair values of investments at August 28, 2010, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$40,554	$40,530
Due after one year through five years	7,374	7,614
Due after five years through 10 years	4,781	5,163
Due after 10 years through 15 years	3,185	3,281
Due beyond 15 years	2,744	2,522

Total	$58,638	$59,110

There were immaterial amounts of realized gains and realized losses during the three and six-month periods of fiscal 2011 and 2010.

7. Goodwill and Other Identifiable Intangible Assets

The Company tests the goodwill of each of its reporting units for impairment annually or more frequently if indicators exist that would suggest that goodwill could be impaired in accordance with accounting standards. During the second quarter of fiscal 2011, the Company experienced a decrease in its market capitalization below net book value, which is considered a possible impairment indicator. Accordingly, the Company performed an analysis of each of its reporting units to assess goodwill for possible impairment. Based on the results of this analysis, management concluded that the fair value of each of its reporting units continues to exceed its carrying value and thus further analysis of goodwill was not required as of August 28, 2010. If market capitalization remains below book value at the end of the third quarter or if other impairment indicators are present, the Company would expect to again analyze its reporting units for potential impairment. Additionally, as required by internal Company policy, the Company will perform its annual test for goodwill impairment during the fourth quarter of fiscal 2011.

The carrying amount of goodwill, net of accumulated amortization, attributable to each business segment as of the six months ended August 28, 2010, is detailed below.

(In thousands)	Architectural	Large-Scale Optical	Total
Balance at February 27, 2010 and August 28, 2010	$47,961	$10,557	$58,518

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	August 28, 2010			February 27, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$2,336	$(1,787)	$549	$2,074	$(1,722)	$352
Non-compete agreements	6,099	(4,380)	1,719	6,089	(4,065)	2,024
Customer relationships	12,092	(6,189)	5,903	12,092	(5,518)	6,574
Purchased intellectual property	5,800	(1,260)	4,540	5,800	(1,129)	4,671

Total	$26,327	$(13,616)	$12,711	$26,055	$(12,434)	$13,621

Amortization expense on these identifiable intangible assets was $1.2 million and $1.5 million for the six months ended August 28, 2010 and August 29, 2009, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At August 28, 2010, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2011 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015
Estimated amortization expense	$1,183	$2,068	$1,727	$1,079	$917

8. Long-Term Debt

The Company maintains a $100.0 million revolving credit facility, which expires in November 2011. No borrowings were outstanding under the facility as of August 28, 2010 or February 27, 2010. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

calculations. The minimum required net worth computed in accordance with the credit agreement at August 28, 2010, was $269.9 million, whereas the Company’s net worth as defined in the credit facility was $336.9 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 0.66 at August 28, 2010. If the Company is not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At August 28, 2010, the Company was in compliance with all of the financial covenants of the credit facility.

During the first quarter of fiscal 2011, $12.0 million of recovery zone facility bonds were issued and made available for future investment in the Company’s architectural glass fabrication facility in Utah. Interest on the bonds is excludable from gross income for federal income and alternative minimum tax purposes. The interest rate on the bonds resets weekly and is equal to the market rate of interest earned for similar revenue bonds or other tax-free securities. The bonds will mature on April 1, 2035. The proceeds are reported as restricted investments in the consolidated balance sheet until disbursed; $0.2 million was disbursed during the six-month period.

Long-term debt at August 28, 2010, consists solely of $12.0 million of recovery zone facility bonds and $8.4 million of industrial development bonds. At February 27, 2010, long-term debt consisted of just the $8.4 million of industrial development bonds. The industrial development and recovery zone facility bonds mature in fiscal years 2021 through 2036.

Interest payments were $0.3 million and $0.6 million for the six-month periods ended August 28, 2010 and August 29, 2009, respectively.

9. Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officers’ Supplemental Executive Retirement Plan (SERP) and Tubelite, Inc. Hourly Employees’ Pension Plan (Tubelite Plan) for the three and six-month periods ended August 28, 2010 and August 29, 2009, were as follows:

	Three months ended		Six months ended
(In thousands)	Aug. 28, 2010	Aug. 29, 2009	Aug. 28, 2010	Aug. 29, 2009
Interest cost	$166	$171	$332	$342
Expected return on assets	(56)	(44)	(112)	(88)
Amortization of unrecognized transition amount	—	(1)	—	(2)
Amortization of unrecognized net loss	30	15	60	30

Net periodic benefit cost	$140	$141	$280	$282

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

The total gross liability for unrecognized tax benefits at August 28, 2010 and February 27, 2010, was approximately $12.5 million and $16.1 million, respectively. The decrease in the reserve was primarily due to the favorable resolution of an outstanding tax exposure related to a foreign operation discontinued in 1998. The resolution of this item cleared the total liability for unrecognized tax benefits of $4.9 million related to discontinued operations that was outstanding at the end of fiscal 2010. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.6 million during the next 12 months due to audit settlements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the current quarter, the favorable resolution of an outstanding tax exposure related to a foreign operation discontinued in 1998 resulted in the release of $4.9 million of uncertain tax positions and non-cash income from discontinued operations. During the second quarter of fiscal 2010, a favorable resolution of an outstanding lease claim resulted in income from discontinued operations of $0.3 million.

	Three months ended		Six months ended
(In thousands)	Aug. 28, 2010	Aug. 29, 2009	Aug. 28, 2010	Aug. 29, 2009
Condensed Statement of Operations from Discontinued Businesses
Net sales	$—	$—	$—	$—

Earnings before income taxes	—	—	—	—
Income tax expense (benefit)	—	—	—	—

Earnings from operations, net of income taxes	—	—	—	—
Gain on disposal, net of income taxes	4,869	334	4,870	335

Net earnings	$4,869	$334	$4,870	$335

(In thousands)	Aug. 28, 2010	Feb. 27, 2010
Summary Balance Sheets of Discontinued Businesses
Accounts payable and accrued liabilities	$761	$784
Long-term liabilities	2,668	2,712

12. Commitments and Contingent Liabilities

Operating lease commitments. As of August 28, 2010, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total
Total minimum payments	$2,538	$4,380	$3,652	$2,619	$1,957	$4,414	$19,560

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to provide a surety or performance bond that commits payments to its customers for any non-performance by the Company. At August 28, 2010, $106.8 million of the Company’s backlog was bonded by performance bonds with a face value of $333.2 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to pay on these performance-based bonds with respect to any of the current portfolio of businesses.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends and for specific sales credits as they become known and estimable. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

	Six months ended
(In thousands)	Aug. 28, 2010	Aug. 29, 2009
Balance at beginning of period	$4,996	$5,073
Additional accruals	2,467	2,061
Claims paid	(2,697)	(2,517)

Balance at end of period	$4,766	$4,617

In the second quarter, the Company was notified of architectural glass product quality issues resulting from a vendor-supplied material used in a portion of first quarter production. During the quarter, all impacted customers were contacted and most of the impacted glass units were inspected. Products that required replacement were identified and resolved and approximately $0.5 million of charges were incurred to produce these replacement units. The Company expensed approximately $2.0 million to address these issues, which is largely reported in cost of sales in the quarter. Due to the intricacies associated with the remaining inspection, structural testing, discussions being held with customers and the supplier, and overall complexities associated with determining the extent of the remediation requirements and costs of this event, management has been unable to determine a reasonable range of potential future loss at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Letters of credit. At August 28, 2010, the Company had ongoing letters of credit related to its construction contracts and certain industrial development and recovery zone facility bonds. The total value of letters of credit under which the Company was obligated as of August 28, 2010, was approximately $22.4 million. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of August 28, 2010, letters of credit in the amount of $21.2 million had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of August 28, 2010, these obligations totaled $5.4 million.

Litigation. The Company is a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s architectural segment businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company is subject to litigation arising out of employment practices, workers compensation, general liability and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition of the Company.

13. Comprehensive Earnings

	Three months ended		Six months ended
(In thousands)	Aug. 28, 2010	Aug. 29, 2009	Aug. 28, 2010	Aug. 29, 2009
Net (loss) earnings	$(122)	$13,023	$(3,600)	$20,544
Unrealized gain on marketable securities, net of $130, $43, $93 and $39 tax expense, respectively	238	80	173	73

Comprehensive earnings (loss)	$116	$13,103	$(3,427)	$20,617

14. Segment Information

The following table presents sales and operating income data for the Company’s two segments, and on a consolidated basis, for the three and six months ended August 28, 2010, as compared to the corresponding periods a year ago.

	Three months ended		Six months ended
(In thousands)	Aug. 28, 2010	Aug. 29, 2009	Aug. 28, 2010	Aug. 29, 2009
Net Sales from Continuing Operations
Architectural	$127,311	$170,593	$253,678	$337,294
Large-Scale Optical	17,380	16,849	34,041	31,004
Intersegment eliminations	(40)	—	(40)	(6)

Net sales	$144,651	$187,442	$287,679	$368,292

Operating (Loss) Income from Continuing Operations
Architectural	$(10,764)	$14,879	$(19,408)	$25,635
Large-Scale Optical	4,246	3,864	7,604	5,847
Corporate and other	(845)	(877)	(1,699)	(1,926)

Operating (loss) income	$(7,363)	$17,866	$(13,503)	$29,556

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Overview

We are a leader in certain technologies involving the design and development of value-added glass products, services and systems. The Company is comprised of two segments: Architectural Products and Services (Architectural) and Large-Scale Optical Technologies (LSO). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass, windows, storefront and entrances comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, Inc., a fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems, a manufacturer of standard and custom aluminum window systems and curtainwall for the North American commercial construction market; Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters for U.S. markets; and Tubelite, Inc, a fabricator of aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry. Our LSO segment consists of Tru Vue, Inc., a manufacturer of value-added glass and acrylic for the custom picture framing and commercial optics markets.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended February 27, 2010 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three and six-month periods of the current and past fiscal year.

	Three months ended		Six months ended
(Percent of net sales)	Aug. 28, 2010	Aug. 29, 2009	Aug. 28, 2010	Aug. 29, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.6	74.1	87.2	75.6

Gross profit	12.4	25.9	12.8	24.4
Selling, general and administrative expenses	17.5	16.4	17.5	16.4

Operating (loss) income	(5.1)	9.5	(4.7)	8.0
Interest income	0.1	0.1	0.1	0.1
Interest expense	0.1	—	0.1	—
Other income, net	0.1	—	0.1	—

(Loss) earnings from continuing operations before income taxes	(5.0)	9.6	(4.6)	8.1
Income tax (benefit) expense	(1.5)	2.8	(1.7)	2.6

(Loss) earnings from continuing operations	(3.5)	6.8	(2.9)	5.5
Earnings from discontinued operations, net of income taxes	3.4	0.1	1.6	0.1

Net (loss) earnings	(0.1)%	6.9%	(1.3)%	5.6%

Effective tax rate for continuing operations	31.6%	29.5%	35.9%	32.2%

Highlights of Second-Quarter and First Six-Months of Fiscal 2011 Compared to Second-Quarter and First Six-Months of Fiscal 2010

•

Consolidated net sales decreased $42.8 million, or 22.8 percent, for the second quarter ended August 28, 2010, compared to the prior-year period, and decreased $80.6 million, or 21.9 percent, for the six-month period. Our architectural segment continues to be negatively impacted by the challenging commercial construction market conditions which have resulted in lower demand, driving lower volume across all business lines, and lower pricing, primarily in our architectural glass business. Somewhat offsetting these declines, our picture framing segment revenues were up as new and ongoing value-added product customers continued to convert to our best framing products.

•

Gross profit as a percent of sales for the quarter ended August 28, 2010 decreased to 12.4 percent from 25.9 percent in the prior-year period, a decrease of 13.5 percentage points. For the six-month period, gross profit as a percent of sales was 12.8 percent, a decrease of 11.6 percentage points from the prior-year period. The decrease in gross margins was largely due to the lower pricing, primarily in our architectural glass business, as well as lower project margins, the impact of lower volume in our architectural segment, and our inability to lower our fixed cost base at the rate of declining sales. Gross profit was also impacted by approximately $2.0 million, or 1.4 percentage points, of expenses incurred by our architectural glass business to address architectural glass quality issues due to a vendor-supplied material.

•

Selling, general and administrative expenses for the second quarter decreased by $5.3 million, but increased as a percent of net sales to 17.5 percent from 16.4 percent in the prior-year period. For the six-month period, selling, general and administrative expenses were down $10.1 million from the prior period but were up as a percent of net sales by 1.1 percentage points over the prior-year period. The decrease in spending for both the quarter and the six-month periods relates to reduced accruals for incentive and long-term executive compensation expenses; lower sales and marketing expenses; lower spending on consulting and other discretionary items as we focused on cost management; and reduced salaries and employee-related expenses due to headcount reductions. The increase as a percent of sales was largely due to our inability to leverage expenses over a lower level of sales dollars.

•

During the current quarter, favorable resolution of an outstanding tax exposure related to a foreign operation discontinued in 1998 provided non-cash income from discontinued operations of $4.9 million. This compares to income of $0.3 million in the prior-year quarter and six-month period resulting from a favorable resolution of an outstanding lease claim.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Segment Analysis

The following table presents sales and operating income data for our two segments and on a consolidated basis for the three and six-month periods ended August 28, 2010, when compared to the corresponding periods a year ago.

	Three months ended			Six months ended
(In thousands)	Aug. 28, 2010	Aug. 29, 2009	% Change	Aug. 28, 2010	Aug. 29, 2009	% Change
Net Sales from Continuing Operations
Architectural	$127,311	$170,593	(25.4)%	$253,678	$337,294	(24.8)%
Large-Scale Optical	17,380	16,849	3.2	34,041	31,004	9.8
Intersegment eliminations	(40)	—	NM	(40)	(6)	NM

Net sales	$144,651	$187,442	(22.8)%	$287,679	$368,292	(21.9)%

Operating (Loss) Income from Continuing Operations
Architectural	$(10,764)	$14,879	NM	$(19,408)	$25,635	NM
Large-Scale Optical	4,246	3,864	9.9%	7,604	5,847	30.0%
Corporate and other	(845)	(877)	3.6	(1,699)	(1,926)	11.8

Operating (loss) income	$(7,363)	$17,866	NM	$(13,503)	$29,556	NM

NM = not meaningful

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•

Second-quarter net sales of $127.3 million decreased 25.4 percent from the prior-year period, and net sales of $253.7 million for the six-month period decreased 24.8 percent from the prior-year period. The rates of decline in net sales for both the quarter and year-to-date periods are comparable to our markets served. We continue to be impacted by difficult U.S. commercial construction market conditions, with depressed employment levels and relatively tight commercial real estate credit. Volume and pricing decreased across the architectural businesses with our architectural glass business significantly impacted by lower pricing.

•

The segment incurred an operating loss of $10.8 million in the current quarter, compared to operating income of $14.9 million in the prior-year quarter. For the six-month period, the segment incurred an operating loss of $19.4 million compared to operating income of $25.6 million in the prior-year period. Lower pricing in our architectural glass business, along with lower project margins and lower volume throughout the segment negatively impacted both the quarter and six-month period of fiscal 2011. The current-year quarter also included approximately $2.0 million, or 1.6 percentage points, in expenses to address architectural glass quality issues due to a vendor-supplied material. The prior-year quarter and year-to-date periods benefited from a large percentage of work bid in stronger markets with higher margins and capacity utilization.

•

In the second quarter, we were notified of architectural glass product quality issues resulting from a vendor-supplied material used in a portion of first quarter production. During the quarter, all impacted customers were contacted and most of the impacted glass units were inspected. Products that required replacement were identified and resolved and approximately $0.5 million of charges were incurred to produce these replacement units. We expensed approximately $2.0 million to address these issues, which is largely reported in cost of sales in the quarter. Due to the intricacies associated with the remaining inspection, structural testing, discussions being held with customers and our supplier, and overall complexities associated with determining the extent of the remediation requirements and costs of this event, management has been unable to determine a reasonable range of potential future loss at this time.

•

Architectural backlog at August 28, 2010, decreased to $193.0 million from $295.0 million in the prior-year period and from $214.9 million reported at the end of the first quarter. Bidding activity remains solid; however, bid-to-award and contract timing continues to be slow. Backlog declined from the first quarter; however, approximately $30-40 million of work, more than double the normal level, has been awarded to us and is awaiting contract signing before being added to backlog. This work is primarily scheduled for fiscal 2012. Reduced lead times for smaller architectural glass and standard window projects, as well as the quick turns required for many of the international jobs, are resulting in a higher proportion of book-and-bill work, which is not reflected in backlog. We expect approximately $125 million of the August 28, 2010 backlog to flow during the remainder of fiscal 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Large-Scale Optical Technologies (LSO)

•

Second quarter revenues were $17.4 million, up 3.2 percent over the prior-year period. For the six months ended August 28, 2010, revenues were $34.0 million, a 9.8 percent increase over the prior-year. The increase for both the quarter and year-to-date period was primarily due to improved mix as new and ongoing value-added product customers continued to convert to our best value-added picture framing products.

•

Operating income of $4.2 million in the quarter was up 9.9 percent from the prior-year period and operating margins increased to 24.4 percent compared to 22.9 percent in the prior year. For the six-month period, operating income of $7.6 million was up 30.0 percent over the prior year and operating margins increased to 22.3 percent compared to 18.9 percent in the prior year. The increase in operating income and margins for both the quarter and six-month period was due to the strong mix of our best value-added picture framing products as we continued to convert this market to these products.

Consolidated Backlog

•

At August 28, 2010, our consolidated backlog was $195.5 million, down 34.7 percent from the prior-year period and down 9.9 percent compared to the $216.9 million reported at the end of the first quarter.

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

Goodwill

We evaluate the goodwill on our balance sheet annually or more frequently if indicators exist that would suggest that goodwill could be impaired in accordance with accounting standards. During the second quarter of fiscal 2011, we experienced a decrease in our market capitalization below net book value, which is considered a possible impairment indicator. Accordingly, we performed an analysis of each of our reporting units to assess goodwill for possible impairment. Based on the results of this analysis, we concluded that the fair value of each of our reporting units continues to exceed its carrying value and thus further analysis of goodwill was not required as of August 28, 2010.

In connection with completing this analysis during the second quarter of fiscal 2011, we determined that the fair value of our architectural glass business exceeded its carrying value by less than 10 percent. Goodwill for this reporting unit was $24.2 million at August 28, 2010. As part of our step one process for determining the estimated fair value of our reporting units, we make several assumptions, including our earnings and cash flow projections and discount rate, each of which have a significant impact on these values. If cash flow projections decreased by 5.6 percent or if the discount rate, currently estimated at 13 percent, was 0.6 percentage points higher, we would have failed step one of the impairment test for this reporting unit, requiring a step two analysis.

We continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. Our assumptions include a recovery of the commercial construction markets in our fiscal 2012, consistent with external data we have historically considered for this testing. A significant downward trend in these factors could cause us to reduce the estimated fair value of some or all of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test. If our market capitalization remains below book value at the end of the third quarter or if other impairment indicators are present, we would expect to again analyze our reporting units for potential impairment. Additionally, as is required by our internal policy, we will perform the annual test for goodwill impairment during the fourth quarter of fiscal 2011.

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

During the second quarter of fiscal 2011, favorable resolution of an outstanding tax exposure related to a foreign operation discontinued in 1998 provided non-cash income from discontinued operations of $4.9 million. During the second quarter of fiscal 2010, a favorable resolution of an outstanding lease claim resulted in income from discontinued operations of $0.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Liquidity and Capital Resources

	Six months ended
(Cash effect, in thousands)	August 28, 2010	August 29, 2009
Net cash (used in) provided by continuing operating activities	$(26,835)	$33,348
Capital expenditures	(5,019)	(5,923)
Purchases of restricted investments	(11,839)	—
Net sales (purchases) of short-term investments and marketable securities	19,257	(4,734)
Net change in borrowings	12,000	—

Operating activities. Cash used by operating activities of continuing operations was $26.8 million for the first six months of fiscal 2011, compared to cash provided of $33.3 million in the prior-year period. Lower earnings, as well as increases in receivables and inventories from higher level of activities in the last month of the quarter compared to the prior-year period decreased cash flow from operations. Additionally, we experience seasonally high cash outflow from operations in the first half of the year as a result of payments made to fund prior year annual incentive compensation and retirement plan contributions, which impacted both fiscal 2011 and 2010 operating cash flows.

Non-cash working capital (current assets, excluding cash and short-term investments, less current liabilities), our key metric for measuring working capital efficiency, was $46.6 million at August 28, 2010, or 7.6 percent of last 12-month sales. This compares to 2.2 percent at February 27, 2010 and 6.0 percent at August 29, 2009. The deterioration from year-end was due to the seasonally high cash outflow in the first half of the year as a result of payments made to fund annual incentive compensation and retirement plan contributions, and the current market conditions. As indicated in our Form 10-K for the year ended February 27, 2010, we continue to believe this metric will be negatively impacted during fiscal 2011 by the downturn in the U.S. commercial construction market as some customers, general contractors and building owners may experience ongoing liquidity issues and as we are unable to leverage working capital over a smaller revenue base.

Investing Activities. Through the first six months of fiscal 2011, investing activities provided $2.6 million of cash, compared to cash used of $10.6 million in the same period last year. New capital investments through the first six months of fiscal 2011 totaled $5.0 million, down slightly from $5.9 million in the prior-year period. Both current and prior-year spending were primarily for safety and maintenance project expenditures, as well as quick pay-back productivity improvements. The purchases of restricted investments of $11.8 million were related to the funds received as a result of the recovery zone facility bonds that were made available for future investment in our architectural glass fabrication facility in Utah. The net position of our investments for the six-month period resulted in $19.3 million in net sales proceeds versus $4.7 million in net purchases in the prior year. This change in our investment position was due to activities to increase the amount of investments in cash equivalents in the current year.

We expect fiscal 2011 maintenance and safety related capital expenditures to be less than $15 million. We will consider additional strategic capital expenditures during fiscal 2011.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings at August 28, 2010, were $20.4 million compared to $8.4 million as of February 27, 2010 and August 29, 2009. The increase in the current year was due to $12.0 million of recovery zone facility bonds issued during the first quarter for future investment in our architectural glass fabrication facility in Utah. The remaining $8.4 million consists solely of industrial development bonds. Our debt-to-total-capital ratio was 5.7 percent at August 28, 2010, compared to 2.4 percent at February 27, 2010.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. There were no share repurchases during the first six months of fiscal 2011 or during fiscal 2010. We have purchased a total of 2,004,123 shares, at a total cost of $27.3 million, since the inception of this program. We have remaining authority to repurchase 1,245,877 shares under this program, which has no expiration date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of August 28, 2010:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2011 Remaining	2012	2013	2014	2015	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$8,400	$8,400
Recovery zone facility bonds	—	—	—	—	—	12,000	12,000
Operating leases (undiscounted)	2,538	4,380	3,652	2,619	1,957	4,414	19,560
Purchase obligations	3,818	1,580	—	—	—	—	5,398

Total cash obligations	$6,356	$5,960	$3,652	$2,619	$1,957	$24,814	$45,358

We maintain a $100.0 million revolving credit facility, which expires in November 2011. No borrowings were outstanding as of August 28, 2010. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at August 28, 2010, was $269.9 million, whereas our net worth as defined in the credit facility was $336.9 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 0.66 at August 28, 2010. If we are not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At August 28, 2010, we were in compliance with all of the financial covenants of the credit facility.

During the first quarter of fiscal 2011, $12.0 million of recovery zone facility bonds were issued and made available for future investment in our architectural glass fabrication facility in Utah. Interest on the bonds is excludable from gross income for federal income and alternative minimum tax purposes. The interest rate on the bonds resets weekly and is equal to the market rate of interest earned for similar revenue bonds or other tax-free securities. The bonds will mature on April 1, 2035. The proceeds are reported as restricted investments in the consolidated balance sheet until disbursed; $0.2 million was disbursed during the six-month period.

Long-term debt at August 28, 2010, consists solely of $12.0 million of recovery zone facility bonds and $8.4 million of industrial development bonds. At February 27, 2010, long-term debt consisted of the $8.4 million of industrial development bonds. The industrial development and recovery zone facility bonds mature in fiscal years 2021 through 2036.

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

We have purchase obligations for raw material commitments and capital expenditures. As of August 28, 2010, these obligations totaled $5.4 million.

We expect to make contributions of $0.6 million to our defined benefit pension plans in fiscal 2011. The fiscal 2011 expected contributions will equal or exceed our minimum funding requirements.

As of August 28, 2010, we had $12.5 million and $2.0 million of unrecognized tax benefits and environmental liabilities, respectively. We are unable to reasonably estimate in which future periods these amounts will ultimately be settled.

At August 28, 2010, we had ongoing letters of credit related to construction contracts and certain industrial development and recovery zone facility bonds. The Company’s $8.4 million of industrial revenue bonds are supported by $8.7 million of letters of credit that reduce availability of funds under our $100.0 million credit facility. The $12.0 million of recovery zone facility bonds are supported by $12.3 million of letters of credit that reduce availability under our $100.0 million credit facility. The letters of credit by expiration period were as follows at August 28, 2010:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2011 Remaining	2012	2013	2014	2015	Thereafter	Total
Standby letters of credit	$1,424	$—	$—	$—	$—	$20,982	$22,406

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In addition to the above standby letters of credit, which were predominantly issued for our industrial development and recovery zone facility bonds, we are required, in the ordinary course of business, to provide a surety or performance bond that commits payments to our customers for any non-performance by us. At August 28, 2010, $106.8 million of our backlog was bonded by performance bonds with a face value of $333.2 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to pay on these performance-based bonds with respect to any of our current portfolio of businesses.

We self-insure our third-party product liability coverages. As a result, a material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2011, we believe that current cash on hand, cash generated from operating activities and available capacity under our committed revolving credit facility will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments. We have total cash and short-term investments of $69.4 million at August 28, 2010. We believe that this will provide us with the financial strength to work through the ongoing weak market conditions and to focus on our growth strategy for the recovery.

Outlook

We continue to face an unprecedented level of uncertainty. The following statements are based on our current expectations for full-year fiscal 2011 results. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to be down approximately 15 percent.

•	We anticipate a net loss for the year.

•	Full-year maintenance capital expenditures are projected to be less than $15 million, excluding additional strategic investments.

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

Item 4:	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 28, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s architectural segment businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practices, workers compensation, general liability and automobile claims. Although it is difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the results of operations or financial condition of the Company.

Item 1A.	Risk Factors

There were no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
May 30, 2010 through June 26, 2010	994	$11.74	—	1,245,877
June 27, 2010 through July 24, 2010	—	—	—	1,245,877
July 25, 2010 through August 28, 2010	—	—	—	1,245,877
Total	994	$11.74	—	1,245,877

(a)	The shares in this column represent shares that were surrendered to us by plan participants to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock, which was announced on April 10, 2003. In January 2008, the Board of Directors increased the authorization by 750,000 shares, which was announced on January 24, 2008. In October 2008, the Board of Directors increased the authorization by 1,000,000 shares, which was announced on October 8, 2008. The Company’s repurchase program does not have an expiration date.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 7, 2010	By:	/S/ RUSSELL HUFFER
Russell Huffer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: October 7, 2010	By:	/S/ JAMES S. PORTER
James S. Porter
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended August 28, 2010

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.