Form 10-Q
period 2010-11-27
APOGEE ENTERPRISES INC
filed 2011-01-06
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2010

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

As of January 3, 2011, 28,129,528 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	November 27, 2010	February 27, 2010
Assets
Current assets
Cash and cash equivalents	$14,252	$46,929
Short-term investments	32,184	55,706
Receivables, net of allowance for doubtful accounts	115,424	104,399
Inventories	33,433	30,531
Refundable income taxes	5,852	1,247
Deferred tax assets	7,293	4,459
Other current assets	2,676	3,315

Total current assets	211,114	246,586

Property, plant and equipment, net	184,561	185,519
Marketable securities available for sale	16,771	22,397
Restricted investments	11,846	—
Goodwill	64,698	58,518
Intangible assets	18,301	13,621
Other assets	349	213

Total assets	$507,640	$526,854

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$33,499	$37,447
Accrued payroll and related benefits	16,454	26,257
Accrued self-insurance reserves	6,109	6,814
Other accrued expenses	21,121	18,849
Current liabilities of discontinued operations	754	784
Billings in excess of costs and earnings on uncompleted contracts	32,338	38,736
Current portion long-term debt	1,955	—

Total current liabilities	112,230	128,887

Long-term debt, less current portion	21,569	8,400
Unrecognized tax benefits	11,693	16,101
Long-term self-insurance reserves	10,350	11,194
Deferred tax liabilities	4,935	4,603
Other long-term liabilities	11,439	11,367
Liabilities of discontinued operations	2,501	2,712

Commitments and contingent liabilities (Note 13)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,105,790 and 27,959,265, respectively	9,369	9,320
Additional paid-in capital	107,456	104,204
Retained earnings	217,268	230,856
Common stock held in trust	(821)	(800)
Deferred compensation obligations	821	800
Accumulated other comprehensive loss	(1,170)	(790)

Total shareholders’ equity	332,923	343,590

Total liabilities and shareholders’ equity	$507,640	$526,854

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Net sales	$147,200	$179,812	$434,879	$548,104
Cost of sales	124,140	135,245	374,980	413,557

Gross profit	23,060	44,567	59,899	134,547
Selling, general and administrative expenses	24,901	28,514	75,243	88,938

Operating (loss) income	(1,841)	16,053	(15,344)	45,609
Interest income	256	171	685	614
Interest expense	147	149	440	461
Other income, net	239	90	384	191

(Loss) earnings from continuing operations before income taxes	(1,493)	16,165	(14,715)	45,953
Income tax expense (benefit)	829	5,440	(3,923)	15,019

(Loss) earnings from continuing operations	(2,322)	10,725	(10,792)	30,934
Earnings from discontinued operations, net of income taxes	—	—	4,870	335

Net (loss) earnings	$(2,322)	$10,725	$(5,922)	$31,269

Earnings per share – basic
(Loss) earnings from continuing operations	$(0.08)	$0.39	$(0.39)	$1.13
Earnings from discontinued operations	—	—	0.18	0.01

Net (loss) earnings	$(0.08)	$0.39	$(0.21)	$1.14

Earnings per share – diluted
(Loss) earnings from continuing operations	$(0.08)	$0.39	$(0.39)	$1.12
Earnings from discontinued operations	—	—	0.18	0.01

Net (loss) earnings	$(0.08)	$0.39	$(0.21)	$1.13

Weighted average basic shares outstanding	27,608	27,371	27,616	27,369
Weighted average diluted shares outstanding	27,608	27,738	27,616	27,657

Cash dividends declared per common share	$0.0815	$0.0815	$0.2445	$0.2445

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
(In thousands)	November 27, 2010	November 28, 2009
Operating Activities
Net (loss) earnings	$(5,922)	$31,269
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings from discontinued operations	(4,870)	(335)
Depreciation and amortization	20,528	22,158
Stock-based compensation	3,764	3,066
Deferred income taxes	(4,250)	(432)
Excess tax benefits from stock-based compensation	—	(124)
Gain on disposal of assets	(226)	(24)
Other, net	132	335
Changes in operating assets and liabilities, net of effect of acquisition:
Receivables	(6,631)	17,821
Inventories	(952)	8,419
Accounts payable and accrued expenses	(16,665)	(11,501)
Billings in excess of costs and earnings on uncompleted contracts	(6,398)	(8,395)
Refundable and accrued income taxes	(4,558)	11,019
Other, net	922	589

Net cash (used in) provided by continuing operating activities	(25,126)	73,865

Investing Activities
Capital expenditures	(7,539)	(7,682)
Proceeds from sales of property, plant and equipment	178	96
Acquisition of intangibles	(10)	—
Acquisition of business, net of cash acquired	(21,162)	—
Purchases of restricted investments, net of proceeds from sales	(11,839)	—
Purchases of short-term investments and marketable securities	(28,847)	(33,235)
Sales/maturities of short-term investments and marketable securities	57,887	18,976

Net cash used in investing activities	(11,332)	(21,845)

Financing Activities
Net proceeds from issuance of debt	12,000	—
Payments on debt issue costs	(263)	(5)
Stock issued to employees, net of shares withheld	(852)	(897)
Excess tax benefits from stock-based compensation	—	124
Dividends paid	(6,868)	(6,833)

Net cash provided by (used in) financing activities	4,017	(7,611)

Cash Flows of Discontinued Operations
Net cash (used in) provided by operating activities	(236)	43

Net cash (used in) provided by discontinued operations	(236)	43

(Decrease) increase in cash and cash equivalents	(32,677)	44,452
Cash and cash equivalents at beginning of year	46,929	12,994

Cash and cash equivalents at end of period	$14,252	$57,446

Noncash Activity
Capital expenditures in accounts payable	$152	$266

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 27, 2010. The results of operations for the three and nine-month periods ended November 27, 2010, are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of November 27, 2010 and February 27, 2010, and the results of operations for the three and nine-month periods ended November 27, 2010 and November 28, 2009 and cash flows for the nine-month periods ended November 27, 2010 and November 28, 2009.

The results of Glassec Vidros de Seguranca Ltda. (Glassec), which the Company acquired on November 19, 2010, have been included in the consolidated financial statements. Refer to Note 7 for further information regarding the acquisition of Glassec and its treatment in the consolidated financial statements.

The Company’s fiscal year ends on the Saturday closest to the last day of February. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

In connection with preparing the unaudited consolidated financial statements for the nine months ended November 27, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the consolidated financial statements.

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

In January 2010, the FASB amended U.S. GAAP with respect to disclosures about fair value measurements for financial assets and liabilities. The amendments add new requirements for disclosures about transfers into and out of Levels 1 and 2, and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. See Note 6, Financial Assets, for a definition of these terms. The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of the additional disclosures required for Level 1 and Level 2 fair value measurements as of May 29, 2010, had no impact on the Company’s fair value disclosures. The Company will adopt Level 3 disclosures beginning in the first quarter of fiscal 2012.

No other new accounting pronouncements issued or effective during the first nine months of fiscal 2011 have had or are expected to have a material impact on the consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Total stock-based compensation expense included in the results of operations for the nine months ended November 27, 2010 and November 28, 2009, was $3.8 million and $3.1 million, respectively. At November 27, 2010, there was $0.3 million of total unrecognized compensation cost related to SAR awards, which is expected to be recognized over a weighted average period of approximately five months.

Cash proceeds from the exercise of stock options were $0.2 million and $0.5 million for the nine months ended November 27, 2010 and November 28, 2009, respectively.

There were no options or SARs issued in the first nine months of fiscal 2011 or 2010. The aggregate intrinsic value of these securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised during the nine months ended November 27, 2010 and November 28, 2009, was $0.1 million and $0.4 million, respectively.

The following table summarizes the stock option and SAR award transactions under the Plans for the nine months ended November 27, 2010:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at Feb. 27, 2010	1,536,815	$17.63
Awards exercised	(17,173)	8.96
Awards canceled	(26,080)	17.85

Outstanding at Nov. 27, 2010	1,493,562	$17.72	4.9 years	$174,052

Vested or expected to vest at Nov. 27, 2010	1,484,964	$17.69	4.9 years	$174,052

Exercisable at Nov. 27, 2010	1,415,208	$17.50	4.8 years	$174,052

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes the nonvested share award transactions, including performance shares and performance share units, under the Plans and the Company’s Partnership Plan for the nine months ended November 27, 2010:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 27, 2010	820,224	$16.13
Granted(1)	415,619	13.31
Vested	(238,766)	18.38
Canceled	(9,390)	18.18

Nonvested at November 27, 2010(2)	987,687	$14.38

(1)	Includes 193,519 performance share units granted for the fiscal 2011-2013 performance period at target levels.
(2)	Includes a total of 511,070 performance shares and performance share units granted and outstanding at target level for fiscal 2009-2011, 2010-2012 and 2011-2013.

At November 27, 2010, there was $6.0 million of total unrecognized compensation cost related to nonvested share and performance share unit awards, which is expected to be recognized over a weighted average period of approximately 22 months. The total fair value of shares vested during the nine months of fiscal 2011 was $3.2 million.

4. Earnings per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended		Nine months ended
(In thousands, except per share data)	Nov. 27, 2010	Nov. 28, 2009	Nov. 27, 2010	Nov. 28, 2009
Basic earnings per share – weighted common shares outstanding	27,608	27,371	27,616	27,369
Weighted common shares assumed upon exercise of stock options	—	96	—	60
Unvested shares for deferred compensation plans	—	271	—	228

Diluted earnings per share – weighted common shares and potential common shares outstanding	27,608	27,738	27,616	27,657

Earnings (loss) per share – basic	$(0.08)	$0.39	$(0.21)	$1.14
Earnings (loss) per share – diluted	(0.08)	0.39	(0.21)	1.13

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	—	1,017	—	1,176

Due to the net loss, there was no dilutive impact from unvested shares in the third quarter or nine-month period of fiscal 2011.

5. Inventories

(In thousands)	Nov. 27, 2010	Feb. 27, 2010
Raw materials	$15,077	$12,108
Work-in-process	6,787	6,459
Finished goods	11,193	11,447
Costs and earnings in excess of billings on uncompleted contracts	376	517

Total inventories	$33,433	$30,531

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Financial assets and liabilities measured at fair value as of November 27, 2010 and February 27, 2010, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
November 27, 2010
Cash equivalents
Money market funds	$3,211	$—	$—	$3,211

Total cash equivalents	3,211	—	—	3,211

Short-term investments
Variable rate demand notes	$—	$7,320	$—	$7,320
Municipal bonds	—	24,864	—	24,864

Total short-term investments	—	32,184	—	32,184

Marketable securities available for sale
Municipal bonds	$—	$16,771	$—	$16,771

Total marketable securities available for sale	—	16,771	—	16,771

Restricted investments
Money market funds	$11,846	$—	$—	$11,846

Total restricted investments	11,846	—	—	11,846

Total assets and liabilities at fair value	$15,057	$48,955	$—	$64,012

February 27, 2010
Cash equivalents
Money market funds	$45,573	$—	$—	$45,573

Total cash equivalents	45,573	—	—	45,573

Short-term investments
Commercial paper	$—	$3,996	$—	$3,996
U.S. Treasury bills	1,999	—	—	1,999
Variable rate demand notes	—	13,465	—	13,465
Municipal bonds	—	36,246	—	36,246

Total short-term investments	1,999	53,707	—	55,706

Marketable securities available for sale
Municipal bonds	$—	$22,397	$—	$22,397

Total marketable securities available for sale	—	22,397	—	22,397

Total assets and liabilities at fair value	$47,572	$76,104	$—	$123,676

Cash equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are held at fair value based on quoted market prices, which approximates stated cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Short-term investments

The Company has short-term investments of $32.2 million as of November 27, 2010, consisting of variable rate demand note (VRDN) securities and municipal bonds. The Company’s VRDN investments are of high credit quality and secured by direct-pay letters of credit from major financial institutions. These investments have variable rates tied to short-term interest rates. Interest rates are reset weekly and these VRDN securities can be tendered for sale upon notice (every seven days) to the trustee. Although the Company’s VRDN securities are issued and rated as long-term securities (with maturities ranging from 2031 through 2052), they are priced and traded as short-term instruments. The Company classifies these short-term investments as “available-for-sale.” Commercial paper, VRDN securities and municipal bonds are carried at fair market value based on market prices from recent trades of similar securities. U.S. Treasury Bills are carried at fair market value based on quoted market prices.

Marketable securities available for sale

The Company has $16.8 million of marketable securities available for sale, $15.2 million of which are held by the Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd. (Prism). Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available-for-sale,” are carried at fair value and are reported as marketable securities available for sale in the consolidated balance sheet. Unrealized gains and losses are reported in accumulated other comprehensive loss, net of income taxes, until the investments are sold or upon impairment. These investments are held at fair value based on market prices from recent trades of similar securities, which approximates stated cost.

Restricted investments

The Company has $11.8 million of restricted investments consisting of money market funds available for future investment in the Company’s architectural glass fabrication facility in Utah. The restricted investments are held at fair value based on quoted market prices, which approximates stated cost.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at November 27, 2010 and February 27, 2010, are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
November 27, 2010
Variable rate demand notes	$7,320	$—	$—	$7,320
Municipal bonds	41,536	433	(334)	41,635

Total investments	$48,856	$433	$(334)	$48,955

February 27, 2010
Commercial paper	$3,997	$—	$(1)	$3,996
U.S. Treasury bills	2,000	—	(1)	1,999
Variable rate demand notes	13,465	—	—	13,465
Municipal bonds	58,435	570	(362)	58,643

Total investments	$77,897	$570	$(364)	$78,103

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The following table presents the length of time that available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of November 27, 2010:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Municipal bonds	$12,754	$(85)	$1,001	$(249)	$13,755	$(334)

Total investments	$12,754	$(85)	$1,001	$(249)	$13,755	$(334)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The amortized cost and estimated fair values of investments at November 27, 2010, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$32,216	$32,184
Due after one year through five years	5,306	5,517
Due after five years through 10 years	5,391	5,517
Due after 10 years through 15 years	2,779	2,786
Due beyond 15 years	3,164	2,951

Total	$48,856	$48,955

We recognized gross realized gains of $0.2 million and $0.4 million during the three and nine-month periods of fiscal 2011, respectively, which are included in other income, net in the accompanying consolidated results of operations. Gross realized losses were not material during that timeframe and there were immaterial amounts of realized gains and realized losses during the three and nine-month periods of fiscal 2010.

7. Acquisition

On November 19, 2010, the Company acquired 100 percent of the stock of Glassec Vidros de Seguranca Ltda., a privately held business, for $21.2 million, net of cash acquired of $0.6 million. Glassec is a leading architectural glass fabricator in Brazil. The business is called Glassec Viracon and operates as part of the Company’s architectural glass business. Glassec’s fiscal year ends December 31 and will be reported in the consolidated financial statements on a two-month lag. As a result, the consolidated results of operations and statement of cash flows at November 27, 2010, do not include the earnings or cash flows of Glassec. The pro forma impact of Glassec was not significant to the Company’s results for the three and nine-month periods ended November 27, 2010.

The estimated assets and liabilities of Glassec were recorded in the consolidated balance sheet within the Architectural segment at November 27, 2010. The preliminary purchase price allocation was based on estimates of the fair value of assets acquired and liabilities assumed and included total assets of $30.7 million, including estimated goodwill of $6.2 million and estimated intangibles of $6.2 million, and total liabilities of $9.2 million, including long-term debt of $1.2 million. Because the acquisition was completed near quarter-end, all balances recorded are estimated amounts; the purchase price allocation will be finalized subsequent to the third quarter as the valuation of identifiable assets and liabilities is completed.

8. Goodwill and Other Identifiable Intangible Assets

The Company tests the goodwill of each of its reporting units for impairment annually or more frequently if indicators exist that would suggest that goodwill could be impaired in accordance with accounting standards. During the third quarter of fiscal 2011, the Company’s market capitalization was below net book value, which is considered a possible impairment indicator. Accordingly, the Company performed an analysis of each of its reporting units and assessed goodwill for possible impairment. Based on the results of this analysis, management concluded that the fair value of each of its reporting units continues to exceed its carrying value and thus further analysis of goodwill was not required as of November 27, 2010. The Company will update this analysis for any changes in fair value assumptions or carrying amounts during its annual impairment test conducted during the fourth quarter.

The carrying amount of goodwill, net of accumulated amortization, attributable to each business segment as of the nine months ended November 27, 2010, is detailed below, including estimated goodwill for the Glassec acquisition.

(In thousands)	Architectural	Large-Scale Optical	Total
Balance at February 27, 2010	$47,961	$10,557	$58,518
Goodwill acquired	6,180	—	6,180

Balance at November 27, 2010	$54,141	$10,557	$64,698

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	November 27, 2010			February 27, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issue costs	$2,337	$(1,820)	$517	$2,074	$(1,722)	$352
Non-compete agreements	7,149	(4,537)	2,612	6,089	(4,065)	2,024
Customer relationships	15,368	(6,525)	8,843	12,092	(5,518)	6,574
Purchased intellectual property	7,654	(1,325)	6,329	5,800	(1,129)	4,671

Total	$32,508	$(14,207)	$18,301	$26,055	$(12,434)	$13,621

Amortization expense on these identifiable intangible assets was $1.8 million and $2.2 million for the nine months ended November 27, 2010 and November 28, 2009, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At November 27, 2010, the estimated future amortization expense for identifiable intangible assets, including estimates for Glassec, for the remainder of fiscal 2011 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015
Estimated amortization expense	$592	$3,071	$2,542	$1,769	$1,544

9. Long-Term Debt

The Company maintains a $100.0 million revolving credit facility, which expires in November 2011. No borrowings were outstanding under the facility as of November 27, 2010 or February 27, 2010. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at November 27, 2010, was $270.8 million, whereas the Company’s net worth as defined in the credit facility was $332.9 million. The credit facility also requires that the Company maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. The Company’s ratio was 1.54 at November 27, 2010. If the Company is not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At November 27, 2010, the Company was in compliance with all of the financial covenants of the credit facility.

The Company assumed debt of $3.1 million as part of the Glassec acquisition, of which $1.9 million is recorded as the current maturity of long-term debt. The acquired debt matures in fiscal years 2011 through 2021 and has a weighted average interest rate of 9.5 percent.

During the first quarter of fiscal 2011, $12.0 million of recovery zone facility bonds were issued and made available for future investment in the Company’s architectural glass fabrication facility in Utah. Interest on the bonds is excludable from gross income for federal income and alternative minimum tax purposes. The interest rate on the bonds resets weekly and is equal to the market rate of interest earned for similar revenue bonds or other tax-free securities. The bonds will mature on April 1, 2035. The proceeds are reported as restricted investments in the consolidated balance sheet until disbursed; $0.2 million was disbursed during the nine-month period.

Long-term debt at November 27, 2010, consists of $12.0 million of recovery zone facility bonds, $8.4 million of industrial development bonds and $1.2 million of debt assumed as part of the Glassec acquisition. At February 27, 2010, long-term debt consisted of just the $8.4 million of industrial development bonds. The industrial development and recovery zone facility bonds mature in fiscal years 2021 through 2036.

Interest payments were $0.4 million and $0.7 million for the nine-month periods ended November 27, 2010 and November 28, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

10. Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officers’ Supplemental Executive Retirement Plan (SERP) and Tubelite, Inc. Hourly Employees’ Pension Plan (Tubelite Plan) for the three and nine-month periods ended November 27, 2010 and November 28, 2009, were as follows:

	Three months ended		Nine months ended
(In thousands)	Nov. 27, 2010	Nov. 28, 2009	Nov. 27, 2010	Nov. 28, 2009
Interest cost	$166	$171	$498	$513
Expected return on assets	(56)	(44)	(168)	(132)
Amortization of unrecognized transition amount	—	(1)	—	(3)
Amortization of unrecognized net loss	30	15	90	45

Net periodic benefit cost	$140	$141	$420	$423

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

The total gross liability for unrecognized tax benefits at November 27, 2010 and February 27, 2010, was approximately $11.7 million and $16.1 million, respectively. In the second quarter of fiscal 2011, the reserve was decreased primarily due to the favorable resolution of an outstanding tax exposure related to a foreign operation discontinued in 1998. The resolution of this item cleared the total liability for unrecognized tax benefits of $4.9 million related to discontinued operations that was outstanding at the end of fiscal 2010. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.6 million during the next 12 months due to audit settlements.

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

During the second quarter of the current year, the favorable resolution of an outstanding tax exposure related to a foreign operation discontinued in 1998 resulted in the release of $4.9 million of uncertain tax positions and non-cash income from discontinued operations. During the second quarter of fiscal 2010, a favorable resolution of an outstanding lease claim resulted in income from discontinued operations of $0.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three months ended		Nine months ended
(In thousands)	Nov. 27, 2010	Nov. 28, 2009	Nov. 27, 2010	Nov. 28, 2009
Condensed Statement of Operations from Discontinued Businesses
Net sales	$—	$—	$—	$—

Earnings before income taxes	—	—	—	—
Income tax expense (benefit)	—	—	—	—

Earnings from operations, net of income taxes	—	—	—	—
Gain on disposal, net of income taxes	—	—	4,870	335

Net earnings	$—	$—	$4,870	$335

(In thousands)			Nov. 27, 2010	Feb. 27, 2010
Summary Balance Sheets of Discontinued Businesses
Accounts payable and accrued liabilities			$754	$784
Long-term liabilities			2,501	2,712

13. Commitments and Contingent Liabilities

Operating lease commitments. As of November 27, 2010, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total
Total minimum payments	$1,189	$4,371	$3,654	$2,621	$1,958	$4,382	$18,175

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to provide a surety or performance bond that commits payments to its customers for any non-performance by the Company. At November 27, 2010, $89.6 million of the Company’s backlog was bonded by performance bonds with a face value of $290.2 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to pay on these performance-based bonds with respect to any of the current portfolio of businesses.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends and for specific sales credits as they become known and estimable. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

	Nine months ended
(In thousands)	Nov. 27, 2010	Nov. 28, 2009
Balance at beginning of period	$4,996	$5,073
Additional accruals	6,724	2,741
Claims paid	(4,910)	(3,476)

Balance at end of period	$6,810	$4,338

In the second quarter, the Company was notified of architectural glass product quality issues resulting from a vendor-supplied material used in a portion of first-quarter production. Through third quarter, all impacted customers were contacted and a majority of impacted glass units were inspected. Products that required replacement have been identified, most back charges filed, and resolution with our vendor for reimbursement of direct expenses finalized. The Company expensed approximately $2.0 million to address these issues in the second quarter and recorded a net benefit of $0.9 million in the third quarter, including reimbursement from our vendor. An accrual of $1.4 million was recorded in the third quarter for estimated costs yet to be incurred in the fourth quarter. The impact of this activity is largely reported in cost of sales for each quarter.

Letters of credit. At November 27, 2010, the Company had ongoing letters of credit related to its construction contracts and certain industrial development and recovery zone facility bonds. The total value of letters of credit under which the Company was obligated as of November 27, 2010, was approximately $24.4 million. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of November 27, 2010, letters of credit in the amount of $23.2 million had been issued under the facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of November 27, 2010, these obligations totaled $14.7 million.

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

14. Comprehensive Earnings

	Three months ended		Nine months ended
(In thousands)	Nov. 27, 2010	Nov. 28, 2009	Nov. 27, 2010	Nov. 28, 2009
Net (loss) earnings	$(2,322)	$10,725	$(5,922)	$31,269
Unrealized (loss) gain on marketable securities, net of $(131), $54, $(38) and $93 tax (benefit) expense, respectively	(242)	100	(69)	173
Foreign currency translation adjustments	(311)	—	(311)	—

Comprehensive (loss) earnings	$(2,875)	$10,825	$(6,302)	$31,442

15. Segment Information

The following table presents sales and operating income data for the Company’s two segments, and on a consolidated basis, for the three and nine months ended November 27, 2010, as compared to the corresponding periods a year ago.

	Three months ended		Nine months ended
(In thousands)	Nov. 27, 2010	Nov. 28, 2009	Nov. 27, 2010	Nov. 28, 2009
Net Sales from Continuing Operations
Architectural	$125,742	$158,205	$379,421	$495,499
Large-Scale Optical	21,458	21,611	55,499	52,615
Intersegment eliminations	—	(4)	(41)	(10)

Net sales	$147,200	$179,812	$434,879	$548,104

Operating (Loss) Income from Continuing Operations
Architectural	$(8,363)	$9,594	$(27,771)	$35,229
Large-Scale Optical	7,411	7,427	15,015	13,274
Corporate and other	(889)	(968)	(2,588)	(2,894)

Operating (loss) income	$(1,841)	$16,053	$(15,344)	$45,609

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

Overview

We are a leader in certain technologies involving the design and development of value-added glass products, services and systems. The Company is comprised of two segments: Architectural Products and Services (Architectural) and Large-Scale Optical Technologies (LSO). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass, windows, storefront and entrances comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, Inc., including Glassec Viracon, a fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation, maintenance and renovation companies; Wausau Window and Wall Systems, a manufacturer of standard and custom aluminum window systems and curtainwall for the North American commercial construction market; Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters for U.S. markets; and Tubelite, Inc, a fabricator of aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry. Our LSO segment consists of Tru Vue, Inc., a manufacturer of value-added glass and acrylic for the custom picture framing and commercial optics markets.

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

	Three months ended		Nine months ended
(Percent of net sales)	Nov. 27, 2010	Nov. 28, 2009	Nov. 27, 2010	Nov. 28, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.3	75.2	86.2	75.5

Gross profit	15.7	24.8	13.8	24.5
Selling, general and administrative expenses	17.0	15.9	17.3	16.2

Operating (loss) income	(1.3)	8.9	(3.5)	8.3
Interest income	0.2	0.1	0.2	0.1
Interest expense	0.1	0.1	0.1	—
Other income, net	0.2	0.1	—	—

(Loss) earnings from continuing operations before income taxes	(1.0)	9.0	(3.4)	8.4
Income tax expense (benefit)	0.6	3.0	(0.9)	2.8

(Loss) earnings from continuing operations	(1.6)	6.0	(2.5)	5.6
Earnings from discontinued operations, net of income taxes	—	—	1.1	0.1

Net (loss) earnings	(1.6)%	6.0%	(1.4)%	5.7%

Effective tax rate for continuing operations	NM	33.7%	26.7%	32.7%

Highlights of Third-Quarter and First Nine-Months of Fiscal 2011 Compared to Third-Quarter and First Nine-Months of Fiscal 2010

•

Consolidated net sales decreased $32.6 million, or 18.1 percent, for the third quarter ended November 27, 2010, compared to the prior-year period, and decreased $113.2 million, or 20.7 percent, for the nine-month period. Our architectural segment continues to be negatively impacted by the challenging commercial construction market conditions which have resulted in lower demand, driving lower volume across all business lines, and lower pricing, primarily in our architectural glass business.

•

Gross profit as a percent of sales for the quarter ended November 27, 2010 decreased to 15.7 percent from 24.8 percent in the prior-year period, a decrease of 9.1 percentage points. For the nine-month period, gross profit as a percent of sales was 13.8 percent, a decrease of 10.7 percentage points from the prior-year period. The decreases in gross margins were largely due to the lower pricing, primarily in our architectural glass business, as well as lower project margins, the impact of low capacity utilization from lower volume in our architectural segment, and our inability to lower our fixed cost base at the rate of declining sales. During the third quarter of the current year, gross profit was positively impacted by a net benefit of approximately $0.9 million, or 0.6 percentage points, resulting from recoveries of costs incurred in the second and third quarters to resolve architectural glass product quality issues from a vendor-supplied material. For the nine-month period, gross profit was negatively impacted by approximately $1.1 million, or 0.3 percentage points, of net expenses incurred related to this issue.

•

Selling, general and administrative expenses for the third quarter decreased by $3.6 million, but increased as a percent of net sales to 17.0 percent from 15.9 percent in the prior-year period. For the nine-month period, selling, general and administrative expenses were down $13.7 million from the prior period but were up as a percent of net sales by 1.1 percentage points over the prior-year period. The decrease in spending for both the quarter and the nine-month periods relates to reduced accruals for incentive and long-term executive compensation expenses, and lower spending on consulting and other discretionary items as we focused on cost management. The nine-month period was also impacted by lower sales and marketing expenses, and reduced salaries and employee-related expenses due to headcount reductions. The increase as a percent of sales was largely due to our inability to leverage expenses over a lower level of sales dollars.

•

In the third quarter, our tax benefit from the net loss was more than offset by discrete tax expenses primarily related to certain outstanding state audits that had a negative impact during the quarter.

•

Earnings from discontinued operations for the year reflect favorable resolution of an outstanding tax exposure related to a foreign operation discontinued in 1998 that provided non-cash income from discontinued operations of $4.9 million. This compares to income of $0.3 million in the prior-year nine-month period resulting from a favorable resolution of an outstanding lease claim.

Segment Analysis

The following table presents sales and operating income data for our two segments and on a consolidated basis for the three and nine-month periods ended November 27, 2010, when compared to the corresponding periods a year ago.

	Three months ended			Nine months ended
(In thousands)	Nov. 27, 2010	Nov. 28, 2009	% Change	Nov. 27, 2010	Nov. 28, 2009	% Change
Net Sales from Continuing Operations
Architectural	$125,742	$158,205	(20.5)%	$379,421	$495,499	(23.4)%
Large-Scale Optical	21,458	21,611	(0.7)	55,499	52,615	5.5
Intersegment eliminations	—	(4)	NM	(41)	(10)	NM

Net sales	$147,200	$179,812	(18.1)%	$434,879	$548,104	(20.7)%

Operating (Loss) Income from Continuing Operations
Architectural	$(8,363)	$9,594	NM	$(27,771)	$35,229	NM
Large-Scale Optical	7,411	7,427	(0.2)%	15,015	13,274	13.1%
Corporate and other	(889)	(968)	8.2	(2,588)	(2,894)	10.6

Operating (loss) income	$(1,841)	$16,053	NM	$(15,344)	$45,609	NM

NM = not meaningful

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•

Third-quarter net sales of $125.7 million decreased 20.5 percent from the prior-year period, and net sales of $379.4 million for the nine-month period decreased 23.4 percent from the prior-year period. The rates of decline in net sales for both the quarter and year-to-date periods are comparable to our markets served. We continue to be impacted by difficult U.S. commercial construction market conditions, with depressed employment levels and high vacancy rates for commercial buildings. Volume and pricing decreased across the architectural businesses, with our architectural glass business significantly impacted by lower pricing.

•

The segment incurred an operating loss of $8.4 million in the current quarter, compared to operating income of $9.6 million in the prior-year quarter. For the nine-month period, the segment incurred an operating loss of $27.8 million compared to operating income of $35.2 million in the prior-year period. Lower pricing in our architectural glass business, along with lower project margins and lower volume throughout the segment, negatively impacted both the quarter and nine-month periods of fiscal 2011. The current-year quarter was positively impacted by a net benefit of approximately $0.9 million, or 0.7 percentage points, resulting from recoveries of costs incurred in the second and third quarters to resolve architectural glass product quality issues from a vendor-supplied material. For the nine-month period, the segment was negatively impacted by approximately $1.1 million, or 0.3 percentage points, of net expenses incurred related to this issue.

•

Architectural backlog at November 27, 2010, decreased to $165.7 million from $246.4 million in the prior-year period and from $193.0 million reported at the end of the second quarter. Bidding activity remains solid; however, bid-to-award and contract timing continues to be slow. Although backlog declined from the second quarter, the dollar value of awarded projects awaiting final signed contracts increased by more than $20 million from the second quarter. This work is primarily scheduled for fiscal 2012. Reduced lead times for smaller architectural glass and standard window projects, as well as the quick turns required for many of the international jobs, are resulting in a higher proportion of book-and-bill work, which is not reflected in backlog. We expect approximately $87 million of the November 27, 2010 backlog to flow during the remainder of fiscal 2011.

Large-Scale Optical Technologies (LSO)

•

Third quarter revenues were $21.5 million, flat to the prior year of $21.6 million. For the nine months ended November 27, 2010, revenues were $55.5 million, a 5.5 percent increase over the prior-year. The increase for the year-to-date period was primarily due to improved mix, as new and ongoing value-added product customers continued to convert to our best value-added picture framing products; volume was also up year-on-year.

•

Operating income of $7.4 million in the quarter was flat to the prior-year period and operating margins remained relatively constant at 34.5 percent compared to 34.4 percent in the pre-holiday, seasonally strong quarter for this segment. For the nine-month period, operating income of $15.0 million was up 13.1 percent over the prior year and operating margins increased to 27.1 percent compared to 25.2 percent in the prior year. The increases in operating income and margins for the nine-month period were due to the strong mix of our best value-added picture framing products, as we continued to convert this market to these products, as well as improved productivity.

Consolidated Backlog

•

At November 27, 2010, our consolidated backlog was $168.2 million, down 33.3 percent from the prior-year period and down 14.0 percent compared to the $195.5 million reported at the end of the second quarter.

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

Goodwill

We evaluate the goodwill on our balance sheet annually or more frequently if indicators exist that would suggest that goodwill could be impaired in accordance with accounting standards. During the third quarter of fiscal 2011, our market capitalization was below net book value, which is considered a possible impairment indicator. Accordingly, we performed an analysis of each of our reporting units to assess goodwill for possible impairment. Based on the results of this analysis, we concluded that the fair value of each of our reporting units continues to exceed its carrying value and thus further analysis of goodwill was not required as of November 27, 2010.

In connection with completing this analysis during the third quarter of fiscal 2011, we determined that the fair values of our architectural glass and storefront and entrance businesses did not exceed their carrying values by a significant amount. Goodwill for these reporting units was $24.2 million and $21.7 million, respectively, at November 27, 2010. As part of our step one process for determining the estimated fair value of our reporting units, we make several assumptions, including our earnings and cash flow projections and discount rate, each of which have a significant impact on these values. For our architectural glass business, if cash flow projections decreased by 1.8 percent or if the discount rate, currently estimated at 14.0 percent, was 0.2 percentage points higher, we would have failed step one of the impairment test for this reporting unit, requiring a step two analysis. Likewise, for our storefront and entrance business, if cash flow projections decreased by 7.6 percent or if the discount rate, currently estimated at 14.0 percent, was 0.8 percentage points higher, we would have failed step one of the impairment test for this reporting unit, requiring a step two analysis

We continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. Our assumptions include pricing increases that we initiated in fiscal 2011 impacting the fiscal 2012 architectural glass business and a recovery of the commercial construction markets in fiscal 2013, consistent with external data we have historically considered for this testing. The inability to gain market acceptance of our price increases and/or a significant downward trend in the market factors could cause us to reduce the estimated fair value of some or all of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test. We will update this analysis for any changes in fair value assumptions or carrying amounts during our annual impairment test conducted during the fourth quarter

Acquisition

On November 19, 2010, we acquired 100 percent of the stock of Glassec Vidros de Seguranca Ltda. (Glassec), a privately held business, for $21.2 million, net of cash acquired of $0.6 million. Glassec is a leading architectural glass fabricator in Brazil and have estimated annual sales of approximately $30 million with margins consistent with our Architectural segment. The business is called Glassec Viracon and operates as part of our architectural glass business. Glassec’s fiscal year ends December 31 and will be reported in the consolidated financial statements on a two-month lag. As a result, the consolidated results of operations and statement of cash flows at November 27, 2010, do not include the earnings or cash flows of Glassec.

The estimated assets and liabilities of Glassec were recorded in the consolidated balance sheet within the Architectural segment at November 27, 2010. The preliminary purchase price allocation was based on estimates of the fair value of assets acquired and liabilities assumed and included total assets of $30.7 million, including estimated goodwill of $6.2 million and estimated intangibles of $6.2 million, and total liabilities of $9.2 million, including long-term debt of $1.2 million. Because the acquisition was completed near quarter-end, all balances recorded are estimated amounts; the purchase price allocation will be finalized subsequent to the third quarter as the valuation of identifiable assets and liabilities is completed.

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

Liquidity and Capital Resources

	Nine months ended
(Cash effect, in thousands)	November 27, 2010	November 28, 2009
Net cash (used in) provided by continuing operating activities	$(25,126)	$73,865
Acquisition of business, net of cash acquired	(21,162)	—
Capital expenditures	(7,539)	(7,682)
Purchases of restricted investments, net	(11,839)	—
Net sales (purchases) of short-term investments and marketable securities	29,040	(14,259)
Net proceeds from borrowings	12,000	—

Operating activities. Cash used by operating activities of continuing operations was $25.1 million for the first nine months of fiscal 2011, compared to cash provided of $73.9 million in the prior-year period. Lower earnings, as well as slower collection of receivables and tax benefits that are not yet recoverable as cash impacted cash flow from operations in the current year.

Non-cash working capital (current assets, excluding cash and short-term investments, less current liabilities), our key metric for measuring working capital efficiency, was $52.4 million at November 27, 2010, or 9.0 percent of last 12-month sales. This compares to 2.2 percent at February 27, 2010 and 3.6 percent at November 28, 2009. The deterioration from year-end was due to a decrease in our accrued expenses due to payments made to fund annual incentive compensation and retirement plan contributions during the first half of the year. As indicated in our Form 10-K for the year ended February 27, 2010, we continue to believe this metric will be negatively impacted during fiscal 2011 by the downturn in the U.S. commercial construction market, as some customers, general contractors and building owners may experience ongoing liquidity issues and as we are unable to improve our leverage of working capital over a smaller revenue base.

Investing Activities. Through the first nine months of fiscal 2011, investing activities used $11.3 million of cash, compared to $21.8 million in the same period last year. New capital investments through the first nine months of fiscal 2011 totaled $7.5 million, down slightly from $7.7 million in the prior-year period. Both current and prior-year spending were primarily for safety and maintenance project expenditures, as well as quick pay-back productivity improvements. The purchases of restricted investments of $11.8 million were related to the funds received as a result of the recovery zone facility bonds that were made available for future investment in our architectural glass fabrication facility in Utah. The net position of our investments for the nine-month period resulted in $29.0 million in net sales proceeds versus $14.3 million in net purchases in the prior year. This change in our investment position was due to activities to increase the amount of investments in cash equivalents in the current year to fund the acquisition of Glassec.

During the current-year quarter, we acquired 100 percent of the stock of Glassec, a privately held business, for $21.2 million, net of cash acquired of $0.6 million. Note 7 of the Notes to Consolidated Financial Statements contains further information regarding this acquisition.

We expect fiscal 2011 maintenance and safety related capital expenditures to be less than $12 million. We will consider additional strategic capital expenditures during fiscal 2011.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings at November 27, 2010, were $23.5 million compared to $8.4 million as of February 27, 2010 and November 28, 2009. The increase in the current year was due to $12.0 million of recovery zone facility bonds issued during the first quarter for future investment in our architectural glass fabrication facility in Utah. We also assumed approximately $3.1 million in debt, of which $1.2 million is long-term, as part of the Glassec acquisition. The remaining $8.4 million consists solely of industrial development bonds. Our debt-to-total-capital ratio was 6.6 percent at November 27, 2010, compared to 2.4 percent at February 27, 2010.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. There were no share repurchases during the first nine months of fiscal 2011 or during fiscal 2010. We have purchased a total of 2,004,123 shares, at a total cost of $27.3 million, since the inception of this program. We have remaining authority to repurchase 1,245,877 shares under this program, which has no expiration date.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of November 27, 2010:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2011 Remaining	2012	2013	2014	2015	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$8,400	$8,400
Recovery zone facility bonds	—	—	—	—	—	12,000	12,000
Other debt obligations	591	1,884	163	67	67	352	3,124
Operating leases (undiscounted)	1,189	4,371	3,654	2,621	1,958	4,382	18,175
Purchase obligations	6,366	8,276	9	—	—	—	14,651

Total cash obligations	$8,146	$14,531	$3,826	$2,688	$2,025	$25,134	$56,350

We maintain a $100.0 million revolving credit facility, which expires in November 2011. No borrowings were outstanding as of November 27, 2010. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at November 27, 2010, was $270.8 million, whereas our net worth as defined in the credit facility was $332.9 million. The credit facility also requires that we maintain a debt-to-cash flow ratio of no more than 2.75. This ratio is computed daily, with cash flow computed on a rolling 12-month basis. Our ratio was 1.54 at November 27, 2010. If we are not in compliance with either of these covenants, the lender may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At November 27, 2010, we were in compliance with all of the financial covenants of the credit facility.

We assumed debt of $3.1 million as part of the Glassec acquisition, of which $1.9 is recorded as the current maturity of long-term debt. The acquired debt matures in fiscal years 2011 through 2021 and has a weighted average interest rate of 9.5 percent.

During the first quarter of fiscal 2011, $12.0 million of recovery zone facility bonds were issued and made available for future investment in our architectural glass fabrication facility in Utah. Interest income on the bonds is excludable from gross income for federal income and alternative minimum tax purposes. The interest rate on the bonds resets weekly and is equal to the market rate of interest earned for similar revenue bonds or other tax-free securities. The bonds will mature on April 1, 2035. The proceeds are reported as restricted investments in the consolidated balance sheet until disbursed; $0.2 million was disbursed during the nine-month period.

Long-term debt at November 27, 2010, consists of $12.0 million of recovery zone facility bonds, $8.4 million of industrial development bonds and $1.2 million of debt assumed as part of the Glassec acquisition. At February 27, 2010, long-term debt consisted of the $8.4 million of industrial development bonds. The industrial development and recovery zone facility bonds mature in fiscal years 2021 through 2036.

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

We have purchase obligations for raw material commitments and capital expenditures. As of November 27, 2010, these obligations totaled $14.7 million.

We expect to make contributions of $0.6 million to our defined benefit pension plans in fiscal 2011. The fiscal 2011 expected contributions will equal or exceed our minimum funding requirements.

As of November 27, 2010, we had $11.7 million and $2.0 million of unrecognized tax benefits and environmental liabilities, respectively. We are unable to reasonably estimate in which future periods these amounts will ultimately be settled.

At November 27, 2010, we had ongoing letters of credit related to construction contracts and certain industrial development and recovery zone facility bonds. The Company’s $8.4 million of industrial revenue bonds are supported by $8.7 million of letters of credit that reduce availability of funds under our $100.0 million credit facility. The $12.0 million of recovery zone facility bonds are supported by $12.3 million of letters of credit that reduce availability under our $100.0 million credit facility. The letters of credit by expiration period were as follows at November 27, 2010:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2011 Remaining	2012	2013	2014	2015	Thereafter	Total
Standby letters of credit	$1,437	$—	$—	$—	$—	$22,982	$24,419

In addition to the above standby letters of credit, which were predominantly issued for our industrial development and recovery zone facility bonds, we are required, in the ordinary course of business, to provide a surety or performance bond that commits payments to our customers for any non-performance by us. At November 27, 2010, $89.6 million of our backlog was bonded by performance bonds with a face value of $290.2 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to pay on these performance-based bonds with respect to any of our current portfolio of businesses.

We self-insure our third-party product liability coverages. As a result, a material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2011, we believe that current cash on hand, cash generated from operating activities and available capacity under our committed revolving credit facility will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments. We have total cash and short-term investments of $46.4 million and $76.8 million available under our credit facility at November 27, 2010. We believe that this will provide us with the financial strength to work through the ongoing weak market conditions and to focus on our growth strategy for the recovery.

Outlook

We continue to face an unprecedented level of uncertainty. The following statements are based on our current expectations for full-year fiscal 2011 results. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to be down approximately 17 percent, with fourth-quarter revenues comparable to the prior-year period.

•	We anticipate a net loss for the fourth quarter and full year.

•	Full-year maintenance capital expenditures are projected to be less than $12 million, excluding additional strategic investments.

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

Item 4:	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 27, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company acquired 100 percent of the stock of Glassec Vidros de Seguranca Ltda. on November 19, 2010, which will not be part of the fiscal 2011 internal control assessment.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

We have added the risk factor below due to the acquisition of Glassec Vidros de Seguranca Ltda. during the third quarter of fiscal 2011. Other than the addition of this new risk factor, there have been no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

The Architectural results could be adversely impacted by integration and other volatilities associated with the acquisition of a foreign operation. The Architectural segment’s near-term performance depends on its ability to successfully integrate the recently acquired business in Brazil. If we are unable to successfully integrate the business into our current business model, or do not realize projected efficiencies and cost-savings from the business we acquired, we may be unable to meet our growth or profit objectives. Additionally, our increased presence in South America may result in our revenues and net income to be adversely affected by the volatility of the exchange rate between the U.S. Dollar and the Brazilian Real and the economic, political and tax conditions prevalent in the region.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
Aug. 29, 2010 through Sept. 25, 2010	194	$9.62	—	1,245,877
Sept. 26, 2010 through Oct. 23, 2010	89	9.15	—	1,245,877
Oct. 24, 2010 through Nov. 27, 2010	—	—	—	1,245,877
Total	283	$9.39	—	1,245,877

(a)	The shares in this column represent shares that were surrendered to us by plan participants to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock, which was announced on April 10, 2003. In January 2008, the Board of Directors increased the authorization by 750,000 shares, which was announced on January 24, 2008. In October 2008, the Board of Directors increased the authorization by 1,000,000 shares, which was announced on October 8, 2008. The Company’s repurchase program does not have an expiration date.

Item 6.	Exhibits

10.1	Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, effective January 1, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 12, 2010.

10.2	Third Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on October 12, 2010.

10.3	Fourth Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement).

10.4	Third Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 6, 2011	By:	/S/ RUSSELL HUFFER
Russell Huffer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: January 6, 2011	By:	/S/ JAMES S. PORTER
James S. Porter
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended November 27, 2010

10.1	Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, effective January 1, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 12, 2010.

10.2	Third Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on October 12, 2010.

10.3	Fourth Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement).

10.4	Third Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.