Form 10-K
period 2011-02-26
APOGEE ENTERPRISES, INC.
filed 2011-04-27
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended February 26, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission File Number 0-6365

APOGEE ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0919654
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4400 West 78th Street - Suite 520,

Minneapolis, Minnesota 55435

(Address of principal executive offices, including zip code)

(952) 835-1874

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.33 1/3 Par Value Rights to Purchase Junior Participating Preferred Stock	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of August 28, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $266,160,000 (based on the closing price of $9.47 per share as reported on the NASDAQ Stock Market LLC as of that date).

As of April 6, 2011, there were 28,073,991 shares of the registrant’s Common Stock, $0.33 1/3 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

APOGEE ENTERPRISES, INC.

Annual Report on Form 10-K

For the fiscal year ended February 26, 2011

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

The Company is comprised of two reporting segments to match the markets it serves:

•

The Architectural Products and Services segment designs, engineers, fabricates, installs, maintains and renovates the walls of glass and windows comprising the outside skin and entrances of commercial and institutional buildings. For fiscal 2011, our Architectural Products and Services segment accounted for approximately 87 percent of our net sales.

•

The Large-Scale Optical Technologies segment manufactures value-added glass and acrylic products primarily for the custom picture framing market. For fiscal 2011, our Large-Scale Optical Technologies segment accounted for approximately 13 percent of our net sales.

Financial information about the Company’s segments can be found in Item 8, Note 17 to the Consolidated Financial Statements of the Company contained elsewhere in this report.

On November 19, 2010, the Company acquired 100 percent of the stock of Glassec Vidros de Segurança Ltda. (Glassec). The business operates under the name GlassecViracon and its results of operations were included in our Architectural Products and Services segment from the closing date. For further information, see “Acquisition of Glassec” below.

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

Our product choices allow architects to create distinctive looks for office towers, hotels, education facilities and dormitories, health care facilities, government buildings, retail centers and condominiums. Our services allow our customers to meet the timing and cost requirements of their jobs.

The following table describes the products and services provided by the Architectural segment.

Products and Services	Product Attributes	Description
Architectural Glass Fabrication	High-Performance Glass	We offer a wide range of glass colors and high-performance coatings that allow us to create unique designs, achieve specific light transmission levels and provide solar options. Additional value-added processes, such as silk-screening and heat soaking, can be incorporated into the glass. High-performance glass is typically fabricated into custom insulating units and/or laminated units to allow for installation into window frames, curtainwall, storefront or entrance systems.

Aluminum Framing Systems	Standard, Custom and Engineered-to-Order	Varying degrees of customization of our window, curtainwall, storefront and entrance systems are available depending on the customer’s project requirements. In-house engineering capabilities allow us to meet the architect’s design requirement. Our window systems can be operable or non-operable. Our curtainwall systems may be unitized (shop fabricated) or field fabricated. Depending on the requirements, we apply paint to the aluminum components. Alternatively, we can use anodizing to create a strong, weather-resistant film of aluminum oxide, often colored, on the surface of the aluminum. Our capabilities also allow us to apply ultra-violet (UV) protection and durable paint to polyvinyl chloride parts, such as interior shutters.

Glass Installation	New Construction and Renovation Services	We install curtainwall, window, storefront and entrance systems for non-monumental, new commercial and institutional buildings as well as for renovating existing buildings. By integrating technical capabilities, project management skills and shop and field installation services, we provide design, engineering, fabrication and installation expertise for the building envelope to owners and general contractors.

All of the businesses within the Architectural segment manufacture their products by fabricating glass and/or metals in a job-shop environment. Products are shipped to the job site or other location where further assembly or installation may be required.

Large-Scale Optical Technologies (LSO) Segment. The LSO segment primarily provides coated glass and acrylic for use in custom picture framing applications. The variables in the glass used for picture framing products are the size and coating to give the glass UV protection and/or anti-reflective properties. The following table describes the products provided by the LSO segment.

Products and Services	Product Attributes	Description
Value-Added Picture Framing Glass and Acrylic	UV, Anti-Reflective and/ or Security Features	Our coatings reduce the reflectivity of picture framing glass and protect pictures and art from the sun’s damaging UV rays. Anti-reflective coatings on acrylic reduce glare and static charge on the surface.

Markets and Distribution Channels

Architectural Segment. Our customers and those that influence the projects include architects, building owners, general contractors and glazing subcontractors in the commercial construction market. Our high-performance architectural glass is marketed using a direct sales force and independent sales representatives. We market our custom and standard windows, curtainwall, storefront and entrance systems using a combination of direct sales, distribution and independent sales representatives. Our installation and renovation services are marketed by a direct sales force, primarily in the major metropolitan areas we serve in the United States and also where we have the ability to work with our customers in other markets. The market for Architectural products and services is a subset of the construction industry and is differentiated by building type, geographic location, project size and level of customization required. Published market data are not readily available for the market segments that we serve; however, we estimate market size by analyzing overall construction industry data.

Building type – The construction industry dynamics are typically represented by residential construction and non-residential construction, which includes commercial, industrial and institutional construction. Apogee is well positioned as a leading supplier of architectural glass products and services to the non-residential construction industry. Our architectural glass products and services are primarily used in commercial buildings (office towers, hotels and retail centers) and institutional buildings (education facilities and dormitories, health care facilities and government buildings), as well as high-end condominiums (a subset of residential construction).

Geographic location – From our domestic glass fabrication locations, we supply products primarily to the U.S. market, with some international distribution of our high-performance architectural glass. We estimate the U.S. market for architectural glass fabrication in commercial buildings is approximately $1.5 billion in annual sales. From our newly acquired Brazilian glass fabrication facility, we primarily supply architectural glass to the Brazilian market. We estimate this market to be approximately $0.4 billion in annual sales. Our aluminum framing systems, including custom and standard windows, storefront and entrances, are marketed in North America, where we estimate the market size is approximately $2.0 billion in annual sales. We estimate the U.S. market for installation services is approximately $7.5 billion in annual sales. Within the installation services market, Apogee is one of only a few companies to have a national presence, with offices in eight locations serving multiple U.S. markets. We estimate that these areas represent approximately 20 percent of the total installation market. Although installation of building glass in new commercial and institutional construction projects is the primary focus of our business; we also offer glass services and retrofitting or renovating the outside skin of older commercial and institutional buildings.

Project size – The projects on which our Architectural segment businesses bid and work vary in size. Our aluminum framing systems, storefront and entrance systems, and glass installation products and services, in particular, are targeted toward mid-size projects, while our high-performance architectural glass fabrication products are often supplied to monumental, high-profile projects, as well as smaller, broader market projects. We estimate that we are awarded over a 70 percent share of the high-profile architectural glass projects that we target.

Level of customization – Most projects have some degree of customization, as the end product or service is based on customer specifications. The only constant is the substrates of the products and the processes we utilize to fabricate, manufacture or install the products. However, within our aluminum framing systems businesses, we also produce glass windows and storefront and entrance products in standard, modified standard and custom configurations.

LSO Segment. The Company’s Tru Vue brand is the largest domestically manufactured brand for value-added glass and acrylic for the custom picture framing market. Under this brand, products are distributed primarily in North America through independent distributors, which supply national and regional chains and local picture framing shops, as well as through mass merchandisers. The Company has also been successful in supplying products directly to museums and public and private galleries. We also have limited distribution in other global markets through independent distributors.

Through the Company’s leadership, the custom picture framing industry continues to convert from clear glass to value-added picture framing glass and acrylic, a trend that is expected to continue and has helped the Company offset market softness over the past several years. We believe today’s market for custom picture framing glass to be approximately 50 million square feet annually. We believe that our share of the market is approximately 70 percent, and the majority of the valued-added glass market our target sector.

Warranties

We offer product warranties which we believe are competitive for the markets in which those products are sold. The nature and extent of these warranties depend upon the product, the market and, in some cases, the customer being served. Our standard warranties are generally from two to 10 years for our architectural glass, curtainwall and window system products, while we offer warranties of two years or less on our other products and installation services. In the event of a claim against a product for which we have received a warranty from the supplier, we pass the claim back to our supplier. Although we carry liability insurance with very high deductibles for product failures, we reserve for warranty exposures, as our insurance does not cover warranty claims. There can be no assurance that our insurance will be sufficient to cover all product failure claims in the future; that the costs of this insurance and the related deductibles will not increase materially; or that liability insurance for product failures will be available on terms acceptable to the Company in the future.

Sources and Availability of Raw Materials

Materials used within the Architectural segment include raw glass, aluminum billet and extrusions, vinyl, metal targets, insulated glass spacer frames, silicone, plastic extrusions, desiccant, chemicals, paints, lumber and urethane. All of these materials are readily available from a number of sources, and no supplier delays or shortages are anticipated. While certain glass products may only be available at certain times of the year, all standard glass types and colors are available throughout the year in reasonable quantities from multiple suppliers. Glass manufacturers have applied surcharges to the cost of glass over the past several years to help offset increases in energy and fuel costs, which we try to pass on to our customers through surcharges. We have also seen recent volatility in the cost of aluminum that is used in our window, storefront, entrance and curtainwall systems. Where applicable, we have passed the changes in cost of materials on to our customers in the form of pricing adjustments and/or surcharges. Chemicals purchased range from commodity to specifically formulated chemistries.

Materials used within the LSO segment include glass, hard-coated acrylic, acrylic substrates, coating materials and chemicals. This segment has also incurred energy surcharges from glass manufacturers over the past several years. Historically, we have passed on these costs to our customers in the form of price increases where possible.

The Company believes a majority of its raw materials are available from a variety of domestic and international sources.

Trademarks and Patents

The Company has several trademarks and trade names which it believes have significant value in the marketing of its products, including APOGEE®. Trademark registrations in the United States are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade. Within the Architectural segment, VIRACON®, LINETEC®, FINISHER OF CHOICE®, VIRAGUARD®, WAUSAU WINDOW AND WALL SYSTEMS®, ADVANTAGE BY WAUSAU®, VIRACON VUE-50®, 300ES®, GUARDVUE®, STORMGUARD®, TUBELITE®, DFG®, ECOLUMINUM®, HARMON GLASS®, HI - 5000®, HI - 7000®, THE LEADER IN GLASS FABRICATION®, MORE POSSIBILITIES FROM THE LEADER IN GLASS FABRICATION®, and VIRACONSULTING® are registered trademarks of the Company. In addition, GLASSEC®, INSULATTO® and BLINDATTO® are registered trademarks in Brazil. HARMON™, 500LS™, ALUMINATE™, FORCEFRONT™, GET THE POINT™, MAXBLOCK™ and INvent™ are unregistered trademarks of the Company.

Within the LSO segment, TRU VUE®, CONSERVATION CLEAR®, CONSERVATION MASTERPIECE ACRYLIC®, CONSERVATION REFLECTION CONTROL®, CONSERVATION ULTRACLEAR®, SCRATCH GUARD®, MUSEUM GLASS®, OPTIUM®, PREMIUM CLEAN®, REFLECTION CONTROL®, AR REFLECTION – FREE®, TRU VUE AR®, OPTIUM ACRYLIC®, OPTIUM MUSEUM ACRYLIC®, and CONSERVATION MASTERPIECE® are registered trademarks. PRESERVATION CLEAR™, PRESERVATION MASTERPIECE™, PRESERVATION REFLECTION CONTROL™, ULTRAVUE™ and PRICING FOR PROFIT™ are unregistered trademarks of the Company.

The Company has several patents pertaining to our glass coating methods and products, including our UV coating and etch processes for anti-reflective glass for the picture framing industry. Despite being a point of differentiation from its competitors, no single patent is considered to be material to the Company.

Seasonality

Within the Architectural segment, there is a slight seasonal effect following the domestic commercial construction industry, with higher demand May through December. However, a bigger impact to revenues is the fact that the construction industry is highly cyclical in nature and can be influenced differently by the effects of the localized economy in geographic markets.

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

Backlog

At February 26, 2011, the Company’s total backlog of orders considered to be firm was $238.4 million, compared with $228.5 million at February 27, 2010. Of these amounts, approximately $237.2 million, including $15.2 million for GlassecViracon, and $227.5 million of the orders were in the Architectural segment at February 26, 2011 and February 27, 2010, respectively. We expect to produce and ship $199.9 million, or 84 percent, of the Company’s February 26, 2011 backlog in fiscal 2012 compared to $183.2 million, or 81 percent, of the February 27, 2010 backlog that was expected to be produced and shipped in fiscal 2011.

The Company views backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in its business. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of the Company, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Competitive Conditions

Architectural Segment. The markets served by the businesses within the Architectural segment are very competitive, price and lead-time sensitive, and are primarily affected by changes in the North American commercial construction industry as well as changes in general economic conditions, including: interest rates, credit availability for commercial construction projects, material costs, employment rates, office vacancy rates, building construction starts and office absorption rates. As each of these economic indicators moves favorably, our businesses typically experience sales growth, and vice-versa. The recent trends in the U.S. and world economies have had a significant adverse impact on the commercial construction industry as a whole. As a result, the competitive environment in which the Architectural segment operates has become more competitive, increasing the number of re-bid construction projects and length of time between bidding and award of a project, reducing selling prices and causing competitors to expand the geographic scope and type of projects on which they bid. The companies within the Architectural segment primarily serve the custom portion of the commercial construction market, which is generally highly fragmented. The primary competitive factors are price, product quality, reliable service, on-time delivery, warranty and the ability to provide technical engineering and design services. The competitive environment in Brazil is similar to that of the United States; however, the Brazilian commercial construction market appears to be relatively strong as the Brazilian economy has recovered from the recent worldwide economic downturn. Additionally, we believe we are in the midst of an increasing worldwide trend in commercial construction – building with energy efficient or “green” products. This has the potential to increase demand for some of our segment’s products and services due to their premium energy-efficiency properties combined with custom aesthetics. The potential for increased renovation of the exteriors of commercial and institutional buildings for improved energy efficiency may also offset some competitive pressures.

Throughout a construction project, the Architectural segment must maintain significant relationships with general contractors, who are normally each business’ direct or indirect customers, and architects, who influence the selection of products and services on a project. This is due to the high degree of dependence on general contractors and architects for project initiation and development of specifications. Additionally, the timing of a project depends on the schedule established by the general contractors and ability to maintain this schedule. If a general contractor fails to keep a construction project on its established timeline, the timing and profitability of the project for our Architectural segment could be negatively impacted.

We believe that our domestic competition does not provide the same level of custom coatings to the market, but regional glass fabricators can provide somewhat similar products with similar attributes. Regional fabricators incorporate high performance, post-temperable glass products, procured from primary glass suppliers, into their insulated glass products. The availability of these products has enabled regional fabricators in some cases to bid on more complex projects than in the past. Since we typically target the more complex projects, of which there are fewer in the market because of the recent economic downturn, we have encountered significant competition from these suppliers. Conversely, since the commercial construction cycle has slowed and demand for high-end products is lower, our architectural glass fabrication business increasingly competes for business at the lower end of the high-performance spectrum where these regional fabricators vigorously compete, and pricing is generally lower.

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

When providing glass installation and services, we largely compete against local and regional construction companies and installation contractors, and more recently against other larger national companies. The primary competitive factors are quality engineering, price and service.

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

Research and Development

The amount spent on research and development activities over the past three fiscal years was $6.3 million, $6.8 million and $9.3 million in fiscal 2011, 2010 and 2009, respectively. Of this amount, $1.8 million, $3.2 million and $6.3 million, respectively, was focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and is included in cost of sales in the accompanying consolidated financial statements.

Environment

We use hazardous materials in our manufacturing operations, and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of wastes. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that we believe enable us to properly manage the regulated materials used in our manufacturing processes and wastes created by the production processes, and we have implemented a program to monitor our compliance with environmental laws and regulations. Although we believe we are currently in material compliance with such laws and regulations, current or future laws and regulations could require us to make substantial expenditures for compliance with chemical exposure, waste treatment or disposal regulations. During each of fiscal 2011 and 2010, we spent approximately $0.3 million, and in fiscal 2009 we spent $0.1 million at facilities to reduce wastewater solids and hazardous air emissions. We expect to incur costs to continue to comply with laws and regulations in the future for our ongoing manufacturing operations but do not expect these to be material to our financial statements.

As part of the acquisition of Tubelite Inc. (Tubelite) on December 21, 2007, we acquired a manufacturing facility which has a history of environmental conditions. We believe that Tubelite is a “responsible party” for certain historical environmental conditions, and the Company intends to remediate those conditions. The Company believes the remediation activities can be conducted without significant disruption to manufacturing operations at this facility. As part of the purchase price allocation, the Company recorded $2.5 million in environmental reserves. As of February 26, 2011, the environmental reserve balance was $2.0 million.

Employees

The Company employed 3,555 and 3,407 persons on February 26, 2011 and February 27, 2010, respectively. At February 26, 2011, 394 of these employees were represented by U.S. labor unions and 250 of these employees were represented by labor unions in Brazil.

The Company is a party to approximately 40 collective bargaining agreements in the United States with several different unions. The number of collective bargaining agreements to which the Company is a party varies with the number of cities in which our glass installation and services business has active construction contracts. The Company considers its employee relations to be very good, even in light of volume-related workforce reductions in the later half of fiscal 2009 through fiscal 2011, and has not experienced any loss of workdays due to strike. We are highly dependent upon the continued employment of certain technical and management personnel.

Acquisition of Glassec

On November 19, 2010, the Company acquired 100 percent of the stock of Glassec Vidros de Segurança Ltda., a privately held business, for $20.6 million, net of cash acquired of $1.1 million. Glassec is a leading architectural glass fabricator in Brazil. The business operates under the name GlassecViracon as part of the Company’s architectural glass business. GlassecViracon’s fiscal year ends December 31 and is reported in the consolidated financial statements within our Architectural segment for the period subsequent to the acquisition date on a two-month lag. The purchase is part of our strategy to increase our architectural glass penetration in international markets. Item 8, Note 6 of the Notes to Consolidated Financial Statements contains further information regarding this acquisition.

Foreign Operations and Export Sales

During the years ended February 26, 2011, February 27, 2010 and February 28, 2009, the Company’s export sales from domestic operations, principally from the sale of architectural glass, amounted to approximately $79.4 million, $68.3 million and $73.2 million, respectively, or 14 percent of net sales in fiscal 2011, 10 percent of net sales in fiscal 2010, and 8 percent of net sales in fiscal 2009. Consolidated net sales for fiscal 2011 included GlassecViracon sales of $3.7 million or approximately one percent of consolidated net sales.

Available Information

The Company maintains a website at www.apog.com. Through a link to a third-party content provider, this corporate website provides free access to the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after electronic filing such material with, or furnishing it to, the Securities and Exchange Commission. Also available on our website are various corporate governance documents, including our Code of Business Ethics and Conduct, Corporate Governance Guidelines, and charters for the Audit, Compensation, Finance and Enterprise Risk, and Nominating and Corporate Governance Committees of The Board of Directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions with Apogee Enterprises and Five-Year Employment History
Russell Huffer	61	Chief Executive Officer and President of the Company since January 1998. Chairman of the Board of Directors of the Company from June 1999 through January 2011. Various management positions within the Company since 1986.

James S. Porter	50	Chief Financial Officer since October 2005. Vice President of Strategy and Planning from 2002 through 2005. Various management positions within the Company since 1997.

Patricia A. Beithon	57	General Counsel and Secretary since September 1999.

Gary R. Johnson	49	Vice President-Treasurer since January 2001. Various management positions within the Company since 1995.

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

Operational Risks

Architectural Segment

Global economic conditions and the cyclical nature of the commercial construction industry have had and could continue to have an adverse impact on the profitability of this segment. There has traditionally been a lag between the general domestic economy and the commercial construction industry, and an additional approximate eight-month lag as it relates to the products and services for our domestic-based businesses, which represented approximately 99 percent of the annual sales for this segment in fiscal 2011. These Architectural segment businesses are primarily impacted by changes in the North American commercial construction industry, including unforeseen delays in project timing, work flow and lower prices. These and other economic conditions could impact the overall commercial construction industry and may adversely impact the markets we serve or the timing of the lag, resulting in lower revenues and earnings.

Our newly acquired Brazilian operation is subject to the economic, political and tax conditions prevalent in the region. The economic conditions in this region are subject to different growth expectations, market weaknesses and business practices. We cannot predict how changing market conditions in this region will impact our financial results.

The Architectural results could be adversely impacted by integration and other volatilities associated with the acquisition of a foreign operation. The Architectural segment’s performance will be impacted by its ability to successfully integrate the recently acquired business in Brazil, which represented approximately one percent of the annual sales for this segment in fiscal 2011, or less than 10 percent on an annualized basis. If we are unable to successfully integrate the business into our current business model, or do not realize projected efficiencies and cost-savings from the business we acquired, we may be unable to meet our growth or profit objectives. Additionally, our increased presence in South America may result in our revenues and net income being adversely affected by the volatility of the exchange rate between the U.S. dollar and the Brazilian real.

The Architectural segment’s markets are very competitive and actions of competitors, or new market entrants, as well as product preferences could result in a loss of customers that would negatively impact revenues and earnings. The markets that the Architectural segment serves are product-attribute, price and lead-time sensitive. The segment competes with several large, integrated glass manufacturers; numerous specialty, architectural glass and window fabricators; and major contractors and subcontractors. Some of our competitors may have greater financial or other resources than the Company. Changes in our competitor’s products, prices or services could negatively impact our market share, revenues or margins. Architectural trends or building code changes that reduce window-to-wall ratios could also negatively impact our revenues or margins.

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

The Architectural results could be adversely impacted by capacity utilization and changes in technology impacting capacity utilization. The Architectural segment’s near-term performance depends, to a significant degree, on its ability to fully utilize capacity at its production facilities. The failure to successfully utilize or manage capacity, and the impact of closing a facility in the future could adversely affect our operating results. Additionally, advances in product or process technologies on the part of existing or prospective competitors could have a significant impact on our ability to utilize our capacity and, therefore, have an adverse impact on our operating results.

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

Large-Scale Optical Technologies (LSO)

The LSO segment is highly dependent on a relatively small number of customers for its sales. We continue to expect to derive a significant portion of our net sales from a small number of customers. Accordingly, loss of a significant customer or a significant reduction in pricing, or a shift to a less favorable mix of value-added picture framing glass products for one of those customers could materially reduce LSO revenues and operating results in any one year.

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

Other Operational Risks

The Company’s results may be adversely impacted by implementation of an Enterprise Resource Planning (ERP) system. Since fiscal 2008, the Company has been implementing an ERP system to upgrade its information system technologies at its business units. The complexities of an ERP implementation and large-scale process changes that are required could result in costs that exceed the project budget, business interruptions or reduced financial performance, adversely impacting operating results.

Financial Risks

Volatility in the global economy could adversely affect results of operations and our financial condition. Global financial markets have been experiencing disruption over the past three years, including, among other things, volatility in securities prices; diminished liquidity; credit availability; rating downgrades of certain investments; and declining valuations of others. These conditions have negatively impacted the markets we serve and as a result have had an adverse impact on our recent results of operations. Further volatility could lead to challenges in our business and negatively impact our financial condition or results of operations or lead to impairment of long-lived assets, including goodwill. The tightening of credit in financial markets could adversely affect our ability, as well as the ability of our customers and suppliers, to obtain and maintain financing. In addition, lack of financing for commercial construction projects could further result in a decrease in orders and spending for our products and services. We also maintain a significant amount of assets in the form of investments, primarily municipal bonds. The value of these investments and the timing of our need for cash could have a significant impact on our operating results.

Our quarterly and annual revenue and operating results are volatile and difficult to predict. Our revenue and operating results may fall below the expectations of securities analysts or investors, and Company-provided guidance in future periods. Our annual revenue and operating results may vary depending on a number of factors, including, but not limited to, fluctuating customer demand, delay or timing of shipments, construction delays or cancellation due to lack of financing for construction projects, changes in product and project mix or market acceptance of new products. Manufacturing or operational difficulties that may arise due to quality control, capacity utilization of our production equipment or staffing requirements may also impact our annual revenue and operating results. In addition, competition, including new entrants into our markets, the introduction of new products by competitors, adoption of competitive technologies by our customers, and competitive pressures on prices of our products and services, could impact our annual revenue and operating results. Finally, our annual revenue and operating results may vary depending on raw material pricing and the potential for disruption of supply, and changes in legislation that could have an adverse impact on our labor or other costs. Our failure to meet revenue and operating result expectations would likely adversely affect the market price of our common stock.

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

Personnel Risks

Loss of key management or other personnel, or the inability to effectively manage executive transitions, could adversely affect our financial results. Our success depends on the skills, experience and efforts of our executive management and other key personnel. Our CEO has announced his intention to retire and we are in the process of searching for a new CEO. If, for any reason, one or more senior executives or key personnel were not to remain active in our Company, or if we were unable to effectively manage senior executive transitions, our financial results could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The following table lists, by segment, the Company’s major facilities as of February 26, 2011, the general use of the facility and whether it is owned or leased by the Company.

Facility	Location	Owned/ Leased	Size (sq. ft.)	Function
Architectural Segment
Viracon	Owatonna, MN	Owned	790,460	Mfg/Admin
Viracon	Owatonna, MN	Owned	136,050	Mfg/Admin
Viracon	Owatonna, MN	Leased	156,000	Warehouse
Viracon	Owatonna, MN	Leased	6,400	Maintenance
Viracon	Statesboro, GA	Owned	397,200	Mfg/Warehouse
Viracon	St. George, UT	Owned	234,400	Mfg/Warehouse
GlassecViracon	Nazaré Pulista, Brazil	Owned	100,000	Mfg/Admin(1)
Harmon, Inc. Headquarters	Minneapolis, MN	Leased	12,954	Admin
Wausau Window and Wall Systems	Wausau, WI	Owned	388,986	Mfg/Admin
Wausau Window and Wall Systems	Stratford, WI	Owned	67,004	Mfg
Linetec	Wausau, WI	Owned	481,815	Mfg/Admin
Tubelite	Reed City, MI	Owned	244,632	Mfg
Tubelite	Walker, MI	Leased	80,514	Mfg/Admin

LSO Segment
Tru Vue	McCook, IL	Owned	300,000	Mfg/Admin
Tru Vue	Faribault, MN	Owned	274,600	Mfg/Admin

Other
Apogee Corporate Office	Minneapolis, MN	Leased	13,492	Admin

(1)	This is an owned facility; however, the land is leased from the city.

In addition to the locations indicated above, the Architectural segment’s Harmon, Inc. operates eight leased locations, serving multiple markets.

One of the Viracon facilities, a portion of the Wausau Window and Wall Systems facility, a portion of the Linetec facility and the Tru Vue facilities were constructed with the use of proceeds from industrial revenue bonds issued by their applicable cities. These properties are considered owned since, at the end of the bond term, title reverts to the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply industry, the Company’s construction supply businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practices, workers’ compensation, general liability and automobile claims. Additionally, as noted in Item 8, Note 14 of the Notes to Consolidated Financial Statements, the Company’s international curtainwall discontinued operation settled the last remaining legal proceeding in March 2011.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Apogee common stock is traded on the NASDAQ Stock Market LLC (Nasdaq) under the ticker symbol APOG. During the fiscal year ended February 26, 2011, the average trading volume of Apogee common stock was 4,790,000 shares per month, according to Nasdaq.

As of April 6, 2011, there were approximately 1,583 shareholders of record and 7,787 shareholders for whom securities firms acted as nominees.

The following chart shows the quarterly range and year-end closing prices for one share of the Company’s common stock over the past five fiscal years.

	Quarter
	First			Second			Third			Fourth			Year-end Close
	Low		High	Low		High	Low		High	Low		High
2011	$12.57	—	$16.89	$9.05	—	$13.89	$8.76	—	$12.05	$10.79	—	$14.72	$13.92
2010	8.12	—	14.61	11.17	—	15.14	12.50	—	16.48	12.91	—	16.35	14.29
2009	14.08	—	24.22	15.07	—	25.99	5.32	—	21.46	6.08	—	12.77	9.47
2008	18.41	—	25.75	24.23	—	30.30	20.04	—	28.96	14.30	—	23.25	15.39
2007	14.15	—	18.04	12.97	—	15.85	14.25	—	18.20	15.81	—	23.34	19.39

Dividends

The Board of Directors quarterly evaluates declaring dividends based on operating results, available funds and the Company’s financial condition. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly, and annual cumulative, cash dividends per share for the past five fiscal years.

	First	Second	Third	Fourth	Total
2011	$0.082	$0.082	$0.082	$0.082	$0.326
2010	0.082	0.082	0.082	0.082	0.326
2009	0.074	0.074	0.082	0.082	0.311
2008	0.068	0.068	0.074	0.074	0.283
2007	0.065	0.065	0.068	0.068	0.265

Purchases of Equity Securities by the Company

The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
Nov. 28, 2010 through Dec. 25, 2010	6,586	$13.00	—	1,245,877
Dec. 26, 2010 through Jan. 22, 2011	169	14.12	—	1,245,877
Jan. 23, 2011 through Feb. 26, 2011	34,410	14.07	—	1,245,877

Total	41,165	$13.47	—	1,245,877

(a)	The shares in this column represent shares that were surrendered to us by plan participants in order to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock, which was announced on April 10, 2003. In January 2008, the Board of Directors increased the authorization by 750,000 shares, which was announced on January 24, 2008. In October 2008, the Board of Directors increased the authorization by 1,000,000 shares, which was announced on October 8, 2008. The Company’s repurchase program does not have an expiration date.

Comparative Stock Performance

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the Standard & Poor’s Small Cap 600 Index and the Russell 2000 Index. This graph assumes a $100 investment in each of Apogee, the Standard & Poor’s Small Cap 600 Index and the Russell 2000 Index at the close of trading on February 25, 2006, and also assumes the reinvestment of all dividends.

	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011
Apogee	$100.00	$113.89	$91.55	$57.76	$89.42	$87.11
S&P Small Cap 600 Index	100.00	104.49	95.71	54.20	88.08	114.08
Russell 2000 Index	100.00	105.27	93.16	52.81	85.33	111.59

For the fiscal year ended February 26, 2011, our primary business activities included architectural glass products and services (approximately 87 percent of net sales) and large-scale optical technologies (approximately 13 percent of net sales). We are not aware of any competitors, public or private, that are similar to us in size and scope of business activities. Most of our direct competitors are either privately owned or divisions of larger, publicly owned companies.

ITEM 6. SELECTED FINANCIAL DATA

The following information should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data. The financial results for fiscal 2006 have been restated to reflect the business unit that comprised our Auto Glass segment as a discontinued operation.

(In thousands, except per share data and percentages)	2011 (a)	2010	2009	2008	2007	2006
Results from Operations Data
Net sales	$582,777	$696,703	$925,502	$881,809	$778,847	$665,457
Gross profit	83,120	162,095	200,748	185,150	148,414	128,422
Operating (loss) income	(20,972)	45,430	77,655	66,459	47,725	30,894
(Loss) earnings from continuing operations	(14,157)	31,217	51,195	43,170	31,652	24,237
Net (loss) earnings	(10,332)	31,742	51,035	48,551	31,653	23,768
(Loss) earnings per share – basic
Continuing operations	(0.51)	1.14	1.85	1.52	1.14	0.88
Net (loss) earnings	(0.37)	1.16	1.84	1.71	1.14	0.87
(Loss) earnings per share – diluted
Continuing operations	(0.51)	1.13	1.82	1.49	1.12	0.87
Net (loss) earnings	(0.37)	1.15	1.81	1.67	1.12	0.85

Balance Sheet Data
Current assets	$213,923	$246,586	$228,688	$259,229	$222,484	$203,134
Total assets	515,367	526,854	527,684	563,508	449,161	403,958
Current liabilities	113,946	128,887	157,292	177,315	145,859	127,809
Long–term debt	21,442	8,400	8,400	58,200	35,400	45,200
Shareholders’ equity	327,677	343,590	316,624	284,582	235,668	199,053

Cash Flow Data
Depreciation and amortization	$28,218	$29,601	$29,307	$22,776	$18,536	$17,449
Net cash (used in) provided by continuing operating activities	(7,985)	97,234	116,298	86,235	48,071	34,453
Capital expenditures	9,126	9,765	55,184	55,208	39,893	29,361
Dividends*	9,161	9,112	8,800	8,192	9,312	6,989

Other Data
Gross margin – % of sales	14.3	23.3	21.7	21.0	19.1	19.3
Operating margin – % of sales	(3.6)	6.5	8.4	7.5	6.1	4.6
Effective tax rate – %	32.0	32.1	35.0	30.7	35.1	24.2
Non–cash working capital	$39,426	$15,064	$44,336	$69,650	$70,438	$70,650
Debt as a % of total capital	6.4	2.4	2.6	17.0	13.1	18.5
Return on:
Average shareholders’ equity – %	(3.1)	9.6	17.0	18.7	14.6	12.6
Average invested capital**– %	(3.4)	7.5	12.6	11.4	10.0	7.6
Dividend yield at year–end – %	2.3	2.3	3.3	1.8	1.4	1.5
Book value per share	11.66	12.29	11.40	9.90	8.25	7.15
Price/earnings ratio at year–end	NM	12:1	5:1	9:1	17:1	20:1
Average monthly trading volume	4,790	5,900	8,400	7,740	3,500	2,536

*	See Item 5 for dividend per share data.
**	[(Operating income + equity in earnings of affiliated companies) x (.65)]/average invested capital

NM=Not meaningful

(a)	See Item 8, Note 6 to the Consolidated Financial Statements for additional information related to the acquisition of Glassec in November 2010.

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

Overview

We are a leader in certain technologies involving the design and development of value-added glass products, services and systems. The Company is comprised of two segments: Architectural Products and Services (Architectural) and Large-Scale Optical Technologies (LSO). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass, windows, storefront and entrances comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, Inc., including GlassecViracon, fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation and renovation companies; Wausau Window and Wall Systems, a manufacturer of standard and custom aluminum window systems and curtainwall for the North American commercial construction market; Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters for U.S. markets; and Tubelite Inc. (Tubelite), a fabricator of aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry. Our LSO segment consists of Tru Vue, Inc., a manufacturer of value-added glass and acrylic for the custom picture framing market.

The following are the key items that impacted fiscal 2011:

•

The Architectural segment’s revenues were down as we continued to be impacted by difficult U.S. commercial construction market conditions, which have been affected by low U.S. employment levels and high vacancy rates for commercial buildings. Operating results were down due to lower volume, pricing and project margins as a result of the difficult commercial construction market conditions.

•

Despite weak retail market conditions throughout most of fiscal 2011, our LSO segment was able to increase revenue and operating income as new and ongoing value–added product customers continued to convert to our best framing products during fiscal 2011.

•

We acquired Glassec Vidros de Segurança Ltda. (Glassec) for $20.6 million in November 2010. The business operates under the name GlassecViracon as part of the Company’s architectural glass business. GlassecViracon’s fiscal year ends December 31 and is reported in the consolidated financial statements on a two-month lag. GlassecViracon contributed $3.7 million of sales to our Architectural segment for the period subsequent to acquisition.

•	Our backlog increased to $238.4 million at February 26, 2011, compared to $228.5 million at February 27, 2010.

•

The Architectural segment backlog, which represents more than 99 percent of the backlog, was up over the prior year due to the addition of GlassecViracon, which added $15 million to backlog. Bidding activity has remained solid; however, bid-to-award and contract timing continues to be slow.

Strategy. The following describes our business strategy for each of our segments.

Architectural segment. Our Architectural segment serves the commercial construction market, which is highly cyclical. We have five business units within this segment that participate at various stages of the glass fabrication, window and wall supply chain – each with nationally recognized brands and leading positions in their target market segments. The glass and window and wall systems enclose commercial buildings such as offices, hospitals, educational facilities, government facilities, high-end condominiums and retail centers. We believe building contractors value our ability to deliver quality, customized window and curtainwall solutions to projects on time and on budget, helping to minimize costly job-site labor overruns. Their customers – building owners and developers – value the distinctive look, energy efficient and hurricane and blast protection features of our glass systems. These benefits can contribute to higher lease rates, lower operating costs due to the energy efficiency of our value-added glass, a more comfortable environment for building occupants, and protection for buildings and occupants from hurricanes and blasts.

We look at several market indicators, such as office space vacancy rates, architectural billing statistics, employment, and other economic indicators, to gain insight into the commercial construction market. One of our primary indicators is the U.S. non-residential construction market activity as documented by McGraw-Hill Construction (McGraw-Hill), a leading independent provider of construction industry analysis, forecasts and trends. We utilize the information for the building types that we typically supply (office towers, hotels, retail centers, education facilities and dormitories, health care facilities, government buildings and high-end condominiums) and adjust this information (which is based on construction starts) to align with our fiscal year and the lag that is required to account for when our products and services typically are initiated in a construction project – approximately eight months after project start. From the McGraw-Hill data, our markets had an annual compounded growth rate of negative 16 percent over our past three fiscal years. Our segment’s compounded annual growth rate over that same period was negative 14 percent.

Our overall strategy in this segment is to defend and grow market share over a cycle by extending our presence while remaining focused on distinctive solutions for enclosing commercial buildings. We draw upon our leading brands, energy-efficient products and reputation for high quality and service in pursuit of our strategy. Each of our existing businesses has the ability to grow through geographic or product line expansion, and we regularly evaluate acquisition opportunities in adjacent segments. Finally, we aspire to lead our markets in the development of practical, energy-efficient products for “green” buildings and the ability to deliver them in a sustainable manner. Our architectural businesses have introduced products and services designed to meet the growing demand for green building materials. These products have included new energy-efficient glass coatings, thermally enhanced aluminum framing systems and systems with high amounts of recycled content.

While our lag-adjusted markets are projected to continue to contract slightly into fiscal 2012, we are pursuing the same basic strategy with some adjustment for market conditions. We have raised pricing of our architectural glass products to better take advantage of our position as a leader in the marketplace, and we have been and continue to take measures to keep our cost structure in line with revenue, including continuing to focus on productivity while maintaining capacity in order to gain market share when the market recovers. We acquired Glassec, a leading architectural glass fabricator in Brazil, in November 2010, increasing our architectural glass footprint in a market where we can provide technical and operational excellence to this developing, but fast-growing, market. We have been successful in bidding installation work in new metropolitan markets to offset declines in core markets. We are focusing on renovation and new projects in the institutional sector, including government buildings, a sector that continues to be more stable than private sector construction. We have tightened our capital spending criteria, although we continue to have cash available for strategic investments for both international and domestic initiatives. We expect to emerge from the current downturn poised to win market share from competitors who were not as well positioned or do not have funds available to weather the current down cycle.

LSO segment. Our basic strategy in this segment is to convert the custom picture framing market from clear uncoated glass to value-added glass that protects art from UV damage while minimizing reflection from the glass so that viewers see the art rather than the glass. We estimate that over 50 percent of the retail picture framing market has converted to value-added glass, although we are finding it more difficult to convert the ultimate potential is significantly higher. We offer a variety of products with varying levels of reflection control and promote the benefits to consumers with point-of-purchase displays and other promotional materials. We also work to educate the fragmented custom picture framing market about the opportunity to improve the profitability of their framing business by offering value-added glass.

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

In fiscal 2011, we established an initiative to begin selling our products in Europe, where we have had very little historical presence. We believe our products and distribution networks will enable us to grow at a faster pace in Europe than what we will be able to grow our domestic market share.

Results of Operations

Net Sales

(Dollars in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net sales	$582,777	$696,703	$925,502	(16.4)%	(24.7)%

Fiscal 2011 Compared to Fiscal 2010

Sales decreased 16.4 percent due to challenging commercial construction market conditions, which have resulted in lower demand, driving lower volume across all Architectural segment business lines, and lower pricing, largely in our architectural glass business. GlassecViracon contributed $3.7 million of sales to our Architectural segment for the period subsequent to acquisition.

Fiscal 2010 Compared to Fiscal 2009

Sales decreased 24.7 percent primarily due to the decline in the commercial construction market. The majority of the decline resulted from reduced volume in the architectural glass and installation businesses, but sales were also impacted by lower prices across all of the Architectural segment businesses. Lack of available U.S. commercial real estate credit and low U.S. employment levels negatively impacted the commercial construction market in fiscal 2010.

Performance

The relationship between various components of operations, as a percentage of net sales, is illustrated below for the past three fiscal years.

(Percentage of net sales)	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	85.7	76.7	78.3

Gross profit	14.3	23.3	21.7
Selling, general and administrative expenses	17.9	16.8	13.3

Operating (loss) income	(3.6)	6.5	8.4
Interest income	0.1	0.1	0.1
Interest expense	0.1	0.1	0.2
Other income, net	—	0.1	—
Results from equity method investee	—	—	0.2

(Loss) earnings from continuing operations before income taxes	(3.6)	6.6	8.5
Income tax (benefit) expense	(1.2)	2.1	3.0

(Loss) earnings from continuing operations	(2.4)	4.5	5.5
Earnings from discontinued operations, net of income taxes	0.6	0.1	—

Net (loss) earnings	(1.8)%	4.6%	5.5%

Effective income tax rate for continuing operations	32.0%	32.1%	35.0%

Fiscal 2011 Compared to Fiscal 2010

Consolidated gross profit was down 9.0 percentage points due to lower pricing, primarily in our architectural glass business, as well as lower project margins and the impact of low capacity utilization from lower volume in our architectural segment. During fiscal 2011, we incurred unusually high costs to resolve architectural glass product quality issues from a vendor-supplied material, as well as other quality issues, which negatively impacted gross profit by approximately $3.4 million, or 0.6 percentage points. Our LSO segment had favorable results for the year due to the ongoing strong mix of value-added picture framing product and positive operating performance, partially offsetting the items above.

Selling, general and administrative (SG&A) expenses increased as a percent of sales to 17.9 percent in fiscal 2011 from 16.8 percent in fiscal 2010, while spending decreased by $12.6 million. The decrease in spending relates to reduced accruals for incentive and long-term executive compensation expenses; lower spending on discretionary items as we focused on cost management; and reduced salaries and employee-related expenses as a result of headcount reductions. The increase as a percent of sales was largely due to our inability to leverage expenses over a lower level of sales dollars.

Fiscal 2011 earnings from discontinued operations of $3.8 million reflect favorable resolution of an outstanding tax exposure related to a foreign operation discontinued in 1998. The resolution of this exposure provided non-cash income from discontinued operations of $4.9 million in the second quarter. Fiscal 2011 also included a pre-tax charge of $1.6 million in the fourth quarter for expected settlement of an exposure related to a foreign operation discontinued in 1998. This settlement was finalized in March 2011, and we expect to pay approximately $3.0 million in the first half of fiscal 2012 for final resolution of this matter. The settlements of these two items represent the last significant remaining items with respect to our international curtainwall business. Fiscal 2010 income of $0.5 million was due to the favorable resolution of an outstanding lease claim and a reduction in reserves related to the expiration of warranty periods.

Fiscal 2010 Compared to Fiscal 2009

Consolidated gross profit improved by 1.6 percentage points primarily due to improvements in margins in the installation and window businesses as a result of project mix and execution of work that was largely bid in stronger markets. In addition, our picture framing business saw a positive mix of our best value-added glass and acrylic products in fiscal 2010. Cost management and productivity improvements throughout the Company, partially offset by the impact of fixed costs on lower sales and lower pricing in the second half fiscal 2010 for the architectural glass business, also contributed to the improvement in gross profit margin.

Selling, general and administrative (SG&A) expenses increased as a percent of sales to 16.8 percent in fiscal 2010 from 13.3 percent in fiscal 2009, while spending decreased by $6.4 million. The decrease in spending primarily related to lower sales and marketing expenses; reduced salaries and employee-related expenses as a result of headcount reductions; and lower spending on consulting and other discretionary items as we focused on cost management. These items were partially offset by a year-over-year increase in bonus and long-term incentive expenses. The fiscal 2009 bonus and long-term incentive compensation expenses were impacted by lower projected payouts of stock-based incentives as a result of reducing the outlook for future years. The increase as a percent of sales was largely due to our inability to leverage expenses over a lower level of sales dollars.

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

Fiscal 2010 earnings from discontinued operations were $0.5 million compared to a loss of $0.2 million in fiscal 2009. The fiscal 2010 earnings were due to the favorable resolution of an outstanding lease claim and a reduction in reserves related to the expiration of warranty periods.

Segment Analysis

Architectural Products and Services (Architectural)

(In thousands)	2011	2010	2009
Net sales	$507,392	$626,007	$854,034
Operating (loss) income	(37,668)	31,591	64,693
Operating (loss) income as a percent of sales	(7.4)%	5.0%	7.6%

Fiscal 2011 Compared to Fiscal 2010. Fiscal 2011 net sales decreased $118.6 million or 18.9 percent from fiscal 2010, a decline that is in line with the 18 percent decline in our markets served, according to McGraw-Hill data. We continue to be impacted by difficult U.S. commercial construction market conditions, with low employment levels and high vacancy rates for commercial buildings. Volume and pricing decreased across all of our architectural businesses, with our architectural glass business significantly impacted by lower pricing. GlassecViracon contributed $3.7 million of sales to our Architectural segment for the period subsequent to acquisition.

For fiscal 2011, the segment incurred an operating loss of $37.7 million, with an operating margin of negative 7.4 percent compared to operating income of $31.6 million in fiscal 2010, with an operating margin of 5.0 percent. The decrease in operating margin was due to lower pricing in our architectural glass business, lower project margins, the impact of low capacity utilization from lower volume, expenses related to architectural glass quality issues and costs to implement architectural glass productivity improvements. During fiscal 2011, we incurred costs to resolve architectural glass product quality issues from a vendor-supplied material, as well as other quality issues, which negatively impacted gross profit by approximately $3.4 million, or 0.7 percentage points. GlassecViracon’s contribution to the operating loss was minimal.

Fiscal 2010 Compared to Fiscal 2009. Fiscal 2010 net sales decreased $228.0 million or 26.7 percent from fiscal 2009, primarily due to declines in the commercial construction market. Our glass fabrication business was impacted most significantly as it has historically depended on the large project and office sectors, which slowed more significantly during fiscal 2010 than the rest of the market. Lack of available U.S. commercial real estate credit and low U.S. employment levels continued to negatively impact the commercial construction market throughout fiscal 2010.

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

Large-Scale Optical Technologies (LSO)

(In thousands)	2011	2010	2009
Net sales	$75,426	$70,707	$71,476
Operating income	20,540	16,870	16,897
Operating income as a percent of sales	27.2%	23.9%	23.6%

Fiscal 2011 Compared to Fiscal 2010. LSO revenues increased $4.7 million, or 6.7 percent, in fiscal 2011 to $75.4 million from $70.7 million in fiscal 2010 on volume growth of 5.0 percent. LSO segment operating income as a percent of sales improved to 27.2 percent in fiscal 2011 from 23.9 percent in fiscal 2010 with a $3.7 million increase in operating income. Throughout fiscal 2011, we continued to see new and ongoing value-added product customers convert to our best picture framing products. Operating income benefited from increased volume, a stronger mix of value-added products and improved productivity. Fiscal 2010 results included the write-off of certain production equipment which negatively impacted fiscal 2010 margins by 1.2 percentage points.

Fiscal 2010 Compared to Fiscal 2009. LSO revenues were down $0.8 million in fiscal 2010 to $70.7 million from $71.5 million in fiscal 2009. LSO segment operating income as a percent of sales improved to 23.9 percent in fiscal 2010 from 23.6 percent in fiscal 2009 while operating income was relatively flat year-on-year. We maintained revenues and operating income despite weak custom picture framing market conditions as new and ongoing value-added product customers converted to our best picture framing products. The business also benefited from productivity improvements due to leveraging significant investments made in this business during fiscal 2009 and 2010. These items were partially offset by the write-off of certain production equipment held for sale in the fourth quarter of fiscal 2010.

Consolidated Backlog

At February 26, 2011, our consolidated backlog was $238.4 million, up 4 percent over the $228.5 million reported at February 27, 2010; fiscal 2011 included $15 million in backlog from GlassecViracon. The backlog of the Architectural segment represented more than 99 percent of consolidated backlog. We expect 84 percent of our total backlog to be recognized in fiscal 2012 revenue. We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of our ultimate profitability, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Acquisitions

On November 19, 2010, we acquired 100 percent of the stock of Glassec Vidros de Segurança Ltda., a privately held business, for $20.6 million, net of cash acquired of $1.1 million. Glassec is a leading architectural glass fabricator in Brazil. The business operates under the name GlassecViracon as part of the Company’s architectural glass business. GlassecViracon’s fiscal year ends December 31 and is reported in the consolidated financial statements within our Architectural segment for the period subsequent to the acquisition date on a two-month lag. The purchase is part of our strategy to increase our architectural glass penetration in international markets. Goodwill recorded as part of the purchase price allocation was $7.6 million and is not tax deductible. Identifiable intangible assets acquired as part of the acquisition were $7.3 million and include customer relationships, trademarks, patents and non-compete agreements with a weighted average useful life of 18 years.

Discontinued Operations

In several transactions in fiscal years 1998 through 2000, we completed the sale of our large-scale domestic curtainwall business, the sale of our detention/security business and the exit from international curtainwall operations. The remaining estimated cash expenditures related to these discontinued operations are recorded as liabilities of discontinued operations, and a majority of the remaining cash expenditures related to discontinued operations is expected to be paid within the next year. The majority of these liabilities relate to the international curtainwall operations, including bonds outstanding, which have been settled and will be paid in the next year. The reserve for discontinued operations also covers other liability issues, consisting of warranty and other costs relating to these and other international construction projects that we expect to be resolved over the next five years.

In the fourth quarter of fiscal 2011, expected settlement of an outstanding legal claim related to a foreign discontinued operation resulted in a $1.6 million increase in reserves and a pre-tax loss from discontinued operations. This settlement was finalized in March 2011, and we expect to pay approximately $3.0 million in the first half of fiscal 2012 for final resolution of this matter. In the second quarter of fiscal 2011, the favorable resolution of an outstanding tax exposure related to a foreign operation discontinued in 1998 resulted in the release of $4.9 million of uncertain tax positions and non-cash income from discontinued operations. The settlements of these two items represent the last significant remaining items with respect to our international curtainwall business. During fiscal 2010, a favorable resolution of an outstanding lease claim and a reduction in reserves related to the expiration of warranty periods resulted in pre-tax income from discontinued operations of $0.8 million. For fiscal 2009, we reported a net loss from discontinued operations of $0.2 million.

Related Party Transactions

In connection with PPG’s sale of its automotive replacement glass businesses during fiscal 2009, we exercised our right to sell our minority interest in the PPG Auto Glass joint venture. As a result, PPG and PPG Auto Glass are no longer deemed to be related parties.

Liquidity and Capital Resources

(Cash effect, in thousands)	2011	2010	2009
Net cash (used in) provided by continuing operating activities	$(7,985)	$97,234	$116,298
Capital expenditures	(9,126)	(9,765)	(55,184)
Acquisition of businesses and intangibles, net of cash acquired	(20,639)	(250)	(60)
Purchases of restricted investments, net	(35,794)	—	—
Proceeds from sale of investment in affiliated company	—	—	27,111
Net sales (purchases) of short-term investments and marketable securities	50,978	(43,506)	(12,367)
Borrowing (repayment) activities, net	11,707	—	(49,800)
Purchases and retirement of Company common stock	—	—	(14,646)
Dividends paid	(9,161)	(9,112)	(8,800)

Operating activities. Cash used by operating activities was $8.0 million in fiscal 2011 while cash provided by operating activities was $97.2 million in fiscal 2010 and was $116.3 million in fiscal 2009. Lower earnings, as well as less cash generated from declining receivables and the change in tax positions in the current year as compared to the prior year impacted cash flow from operations in fiscal 2011. The decrease in fiscal 2010 from fiscal 2009 was due to lower earnings in fiscal 2010.

We continue to focus on lowering our working capital requirements. Non-cash working capital (current assets, excluding cash, short-term investments and short-term restricted investments, less current liabilities), our key metric for measuring working capital efficiency, was $39.4 million at February 26, 2011 or 6.8 percent of fiscal 2011 sales. This compares to $15.1 million at February 27, 2010 or 2.2 percent of fiscal 2010 sales. The deterioration in fiscal 2011 compared to fiscal 2010 was due to a decrease in our accrued expenses because of payments made to fund annual incentive compensation and retirement plan contributions, as well as a change in our tax position, as this year we have a sizable refundable tax position, compared to a smaller refundable tax position last year. We believe this metric will be negatively impacted during fiscal 2012 as the U.S. commercial construction market improves, requiring more working capital to support increasing business activities.

Investing activities. Investing activities used net cash of $14.4 million, $53.2 million and $40.2 million in fiscal 2011, 2010 and 2009, respectively. Capital expenditures were $9.1 million in fiscal 2011, $9.8 million in fiscal 2010 and $55.2 million in fiscal 2009. The fiscal 2011 and 2010 expenditures were focused on safety and maintenance projects, as well as quick pay-back productivity improvements. Fiscal 2009 spending was primarily for productivity improvements and capacity expansions in both operating segments, including approximately $19.0 million for a new LEED-Silver architectural window facility.

Fiscal 2011 investing activities included the acquisition of Glassec on November 19, 2010. We acquired all of the shares of Glassec, a privately held business, for $20.6 million, net of cash acquired of $1.1 million. Note 6 of the Notes to Consolidated Financial Statements contains further information regarding this acquisition.

The purchases of restricted investments of $35.8 million were related to money market funds required to be made available to cover our exposure for letters of credit under our old revolving credit facility and credit-card programs as well as the funds received as a result of the recovery zone facility bonds that were made available for future investment in our architectural glass fabrication facility in Utah.

In fiscal 2009, we received $27.1 million of proceeds on the sale of our interest in the PPG Auto Glass joint venture.

The net position of our investments for fiscal 2011 resulted in $51.0 million in net sales versus net purchases of $43.5 million in fiscal 2010 and $12.4 million in fiscal 2009. The change in our investment position was due to activities to increase the amount of investments in cash equivalents in the current year to fund the acquisition of Glassec.

We anticipate that our fiscal 2012 maintenance and safety related capital expenditures will be less than $15 million.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

At February 26, 2011, the Company had one sale and leaseback agreement for a building that provides an option to purchase the building at projected future fair market value upon expiration of the lease in 2014. The lease is classified as an operating lease. The Company had a deferred gain of $0.3 million under this sale and leaseback transaction, which is included as accrued expenses and other long-term liabilities. The average annual lease payment over the life of the remaining lease is $0.4 million.

Subsequent to fiscal year-end, we entered into an agreement for the sale and leaseback of equipment for a sale price of $10.3 million. Under the sale and leaseback agreement, we have an option to purchase the equipment at projected future fair market value upon expiration of the lease, which occurs in fiscal 2019. The lease will be classified as an operating lease.

Financing activities. Total outstanding borrowings at February 26, 2011 were $22.4 million, compared to $8.4 million at both February 27, 2010 and February 28, 2009. The current-year increase was due to $12.0 million of recovery zone facility bonds issued during the first quarter for future investment in our architectural glass fabrication facility in Utah. We also assumed approximately $2.3 million in debt, of which $2.0 million was outstanding at February 26, 2011, as part of the Glassec acquisition. The remaining $8.4 million consists solely of industrial development bonds. Our debt-to-total-capital ratio was 6.4 percent at February 26, 2011, compared to 2.4 percent at February 27, 2010.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. There were no share repurchases in fiscal 2011 or 2010. We have purchased a total of 2,004,123 shares, at a total cost of $27.3 million, since the inception of this program. We have remaining authority to repurchase 1,245,877 shares under this program, which has no expiration date.

In addition to the shares repurchased under the repurchase plan, we also reacquired $1.7 million and $1.5 million of Company stock from employees in order to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation, pursuant to terms of Board and shareholder-approved compensation plans during fiscal 2011 and 2010, respectively.

We paid $9.2 million in dividends during the current year, compared to $9.1 million in the prior-year.

Other financing activities. The following summarizes significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Period
(In thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Industrial revenue bonds	$—	$—	$—	$—	$—	$8,400	$8,400
Recovery zone facility bonds	—	—	—	—	—	12,000	12,000
Other debt obligations	987	530	70	70	70	302	2,029
Operating leases (undiscounted)	4,609	4,180	3,158	2,400	2,365	2,634	19,346
Purchase obligations	12,398	12	—	—	—	—	12,410
Other obligations	367	1,225	—	—	—	—	1,592

Total cash obligations	$18,361	$5,947	$3,228	$2,470	$2,435	$23,336	$55,777

During the fourth quarter of fiscal 2011, we entered into a three-year, committed, secured, revolving credit facility, in the amount of $80.0 million (subject to increase to an amount not exceeding $120.0 million). The credit facility expires in January 2014 (our fiscal 2014). No borrowings were outstanding as of February 26, 2011. The credit facility includes a letter of credit facility in the amount of up to $50.0 million, the outstanding amounts of which decrease the available commitment. We may elect borrowings under the facility to bear interest at one of two interest rates per annum equal either to (1) the sum of the LIBOR rate and the Applicable Margin (which is based on our adjusted debt-to-EBITDA (earnings before interest, taxes, depreciation and amortization) ratio) or (2) the sum of the Base Rate and the Applicable Margin. The Base Rate is a rate per annum equal to the greatest of (i) the interest rate announced by the administrative agent as its prime rate, (ii) the sum of 0.50 percent per annum and the federal funds rate in effect on such day, and (iii) LIBOR plus 1.0 percent. The Applicable Margin would be in the range of 2.25 percent to 3.00 percent when applied to LIBOR, and would range from 1.25 percent to 2.00 percent when applied to the Base Rate contingent upon our adjusted debt-to-EBITDA ratio. This credit facility replaces our previous $100.0 million unsecured, revolving credit facility that was set to expire in November 2011. There were no borrowings outstanding under the previous facility at February 27, 2010.

The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at February 26, 2011 was $266.9 million, whereas our net worth as defined in the credit facility was $327.7 million. The credit facility also requires that we maintain an adjusted debt-to-EBITDA ratio of not more than 2.75. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt-to-EBITDA ratio, we reduce debt to the extent of unrestricted cash balances, cash equivalents and short-term investments in excess of $15 million, but no more than $25 million of debt, and not debt consisting of credit facility borrowings, may be offset. Our ratio was 0.00 at February 26, 2011. If we are not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At February 26, 2011, we were in compliance with all of the financial covenants of the credit facility.

We assumed debt of $2.3 million as part of the Glassec acquisition, of which $2.0 million was outstanding at February 26, 2011 and $1.0 million of which was recorded as current maturities of long-term debt. The acquired debt matures in fiscal years 2012 through 2021 and has a weighted average interest rate of 12.0 percent.

During the first quarter of fiscal 2011, $12.0 million of recovery zone facility bonds were issued and made available for future investment in our architectural glass fabrication facility in Utah. Interest on the bonds is excludable from gross income for federal income and alternative minimum tax purposes. The interest rate on the bonds resets weekly and is equal to the market rate of interest earned for similar revenue bonds or other tax-free securities. The bonds will mature on April 1, 2035. The proceeds are reported as restricted investments in the consolidated balance sheet until disbursed; $1.3 million was disbursed during fiscal 2011.

Long-term debt at February 26, 2011, consists of $12.0 million of recovery zone facility bonds, $8.4 million of industrial development bonds and $1.0 million of GlassecViracon debt. At February 27, 2010, long-term debt consisted of just the $8.4 million of industrial development bonds. The industrial development and recovery zone facility bonds mature in fiscal years 2021 through 2036.

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

As of February 26, 2011, we have purchase obligations totaling $12.4 million, the majority of which are for raw material commitments.

The other obligations in the table above relate to non-compete and consulting agreements with current and former employees.

We expect to make contributions of $0.5 million to our defined-benefit pension plans in fiscal 2012, which will equal or exceed our minimum funding requirements.

As of February 26, 2011, we had $13.8 million and $2.0 million of unrecognized tax benefits and environmental liabilities, respectively. We are unable to reasonably estimate in which future periods these amounts will ultimately be settled.

At February 26, 2011, we had ongoing letters of credit related to construction contracts and certain industrial development bonds. The Company’s $8.4 million of industrial revenue bonds are supported by $8.7 million of letters of credit. On April 6, 2010, $12.0 million of recovery zone facility bonds were made available for future investment in architectural glass fabrication facilities, which are supported by a $12.3 million letter of credit. The letters of credit by expiration period were as follows at February 26, 2011:

	Amount of Commitment Expiration Per Period
(In thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Standby letters of credit	$1,271	$—	$—	$—	$—	$22,982	$24,253

In addition to the above standby letters of credit, which were predominantly issued for our industrial development bonds, we are required, in the ordinary course of business, to obtain a surety or performance bond that commits payments to our customers for any non-performance by us. At February 26, 2011, $105.9 million of our backlog was bonded by performance bonds with a face value of $311.0 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to pay on these performance-based bonds with respect to any of our current portfolio of businesses.

We self-insure our third-party product liability coverages. As a result, a material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2012, we believe that current cash on hand, cash generated from operating activities and available capacity under our committed revolving credit facility will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments. We had total cash and short-term investments of $35.5 million at February 26, 2011 and $80.0 million of available capacity under our revolving credit facility. We believe that this will provide us with the financial strength to work through the ongoing weak market conditions and to continue our growth strategy for the recovery.

Off-balance sheet arrangements. With the exception of routine operating leases, we had no off-balance sheet financing arrangements at February 26, 2011 or February 27, 2010.

Outlook

We continue to face an unprecedented level of uncertainty in our Architectural segment market. The following statements are based on current expectations for fiscal 2012. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to be up slightly over fiscal 2011.

•	We have the potential for positive earnings per share.

•	Capital expenditures are projected to be less than $15 million.

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

Revenue recognition – Our standard product sales terms are “free on board” (FOB) shipping point or FOB destination, and revenue is recognized when title has transferred. However, our installation business records revenue on a percentage-of-completion basis as it relates to revenues earned from construction contracts. During fiscal 2011, approximately 26 percent of our consolidated sales and 30 percent of our Architectural segment sales were recorded on a percentage-of-completion basis. Under this methodology, we compare the total costs incurred to date to the total estimated costs for the contract, and record that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in contract revenue only when customers have approved them. A significant number of estimates are used in these computations.

Goodwill impairment – To determine if there has been any impairment in accordance with accounting standards, we evaluate the goodwill on our balance sheet annually or more frequently if impairment indicators exist through a two-step process. In step one, we value each of our reporting units and compare these values to the reporting units’ net book value, including goodwill. If the fair value is less than the net book value, step two, which determines the amount of goodwill to impair, is performed. We were not required to perform step two for fiscal 2011.

Although we consider public information for transactions made on similar businesses to ours, since there were no market comparables identified, we base our determination of fair value using a discounted cash flow methodology that involves significant judgments based upon projections of future performance. In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions and growth expectations for the industries and end markets in which we participate. These assumptions are determined over a five-year, long-term planning period. The five-year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond the five-year period are projected to grow at a nominal perpetual growth rate for all reporting units. The discount rate calculations are determined by assuming a company beta, market premium risk, size premium, the cost of debt and debt-to-capital ratio of a market participant.

In connection with completing this analysis during the fourth quarter of fiscal 2011, we determined that the fair values of our architectural glass and storefront and entrance businesses did not exceed their carrying values by a significant amount. Goodwill for our architectural glass business and storefront and entrance business was $24.2 million and $21.7 million, respectively, at February 26, 2011. As part of our step one process for determining the estimated fair value of our reporting units, we make several assumptions, including our earnings and cash flow projections and discount rate, each of which have a significant impact on these values. For our architectural glass business, if cash flow projections decreased by 3.1 percent per year or if the discount rate, currently estimated at 14.3 percent, was 0.3 percentage points higher, we would have failed step one of the impairment test for this reporting unit, requiring a step two analysis. Likewise, for our storefront and entrance business, if cash flow projections decreased by 10.2 percent per year or if the discount rate, currently estimated at 14.3 percent, was 1.1 percentage points higher, we would have failed step one of the impairment test for this reporting unit, requiring a step two analysis.

We continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. Our assumptions include double-digit pricing increases that were initiated in fiscal 2011 impacting the fiscal 2012 architectural glass business and a recovery of the commercial construction markets in fiscal 2013, consistent with external data we have historically considered for this testing. The inability to gain market acceptance of our price increases and/or a significant downward trend in the market factors could cause us to reduce the estimated fair value of some or all of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

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

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. This change in interest rates affecting our financial instruments at February 26, 2011 would result in approximately a $0.2 million impact to net earnings. The Company’s investments exceeded its debt at February 26, 2011, so as interest rates increase, net earnings increase; as interest rates decrease, net earnings decrease.

In addition to the market risk related to interest rate changes, the commercial construction markets in which our businesses operate are highly affected by changes in interest rates and, therefore, significant interest rate fluctuations could materially impact our operating results.

Our investment portfolio consists of variable rate demand note (VRDN) securities and municipal bonds. At February 26, 2011, we had total investments of $26.9 million, which are considered available-for-sale securities. Although these investments are subject to the credit risk of the issuer and/or letter of credit issuer, we manage our investment portfolio to limit our exposure to any one issuer. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our municipal bond portfolio.

Through our acquisition of Glassec in fiscal 2011, we conduct business in a location outside of the U.S., and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We generally do not use derivative financial instruments to manage these risks. The functional currency of GlassecViracon is the local currency in the country of domicile, the Brazilian real. We manage these operating activities at the local level and revenues, costs, assets and liabilities are generally denominated in local currencies, thereby mitigating the risk associated with changes in foreign exchange. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between Brazilian real and the U.S. dollar.

Our domestic businesses generally sell within the United States, with sales made outside of the United States generally denominated in U.S. dollars.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 26, 2011, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of February 26, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

Management has excluded from its assessment the internal control over financial reporting at Glassec Vidros de Segurança Ltda., which was acquired on November 19, 2010, and whose financial statements constitute 7.9 percent of total assets, one percent of revenues, and two percent of net loss from continuing operations on the consolidated financial statement amounts as of and for the year ended February 26, 2011.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of February 26, 2011. That report is set forth immediately following the report of Deloitte & Touche LLP on the consolidated financial statements included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Apogee Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of February 26, 2011 and February 27, 2010, and the related consolidated results of operations, statements of cash flows, and statements of shareholders’ equity for each of the three years in the period ended February 26, 2011. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries at February 26, 2011 and February 27, 2010, and the results of their operations and their cash flows for each of the three years in the period ended February 26, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 26, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 27, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
April 27, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Apogee Enterprises, Inc.:

We have audited the internal control over financial reporting of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of February 26, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Glassec Vidros de Segurança Ltda., which was acquired on November 19, 2010 and whose financial statements constitute less than 7.9% of total assets, 1% of revenues, and 2% of net loss from continuing operations on the consolidated financial statement amounts as of and for the year ended February 26, 2011. Accordingly, our audit did not include the internal control over financial reporting at Glassec Vidros de Segurança Ltda. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 26, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Table of Contents at Item 15 as of and for the year ended February 26, 2011, of the Company, and our report dated April 27, 2011, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
April 27, 2011

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	February 26, 2011	February 27, 2010
Assets
Current assets
Cash and cash equivalents	$24,302	$46,929
Short-term investments	11,163	55,706
Restricted short-term investments	25,086	—
Receivables, net of allowance for doubtful accounts	100,967	104,399
Inventories	32,608	30,531
Refundable income taxes	11,567	1,247
Deferred tax assets	5,180	4,459
Other current assets	3,050	3,315

Total current assets	213,923	246,586

Property, plant and equipment, net	179,201	185,519
Marketable securities available for sale	15,709	22,397
Restricted investments	10,717	—
Goodwill	66,273	58,518
Intangible assets	19,655	13,621
Other assets	9,889	213

Total assets	$515,367	$526,854

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$34,943	$37,447
Accrued payroll and related benefits	20,140	26,257
Accrued self-insurance reserves	6,330	6,814
Other accrued expenses	24,117	18,849
Current liabilities of discontinued operations	4,023	784
Billings in excess of costs and earnings on uncompleted contracts	23,406	38,736
Current portion long-term debt	987	—

Total current liabilities	113,946	128,887

Long-term debt	21,442	8,400
Unrecognized tax benefits	13,848	16,101
Long-term self-insurance reserves	9,270	11,194
Deferred tax liabilities	9,132	4,603
Other long-term liabilities	19,410	11,367
Liabilities of discontinued operations	642	2,712

Commitments and contingent liabilities (Note 18)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding, 28,104,627 and 27,959,265, respectively	9,368	9,320
Additional paid-in capital	108,991	104,204
Retained earnings	210,203	230,856
Common stock held in trust	(751)	(800)
Deferred compensation obligations	751	800
Accumulated other comprehensive loss	(885)	(790)

Total shareholders’ equity	327,677	343,590

Total liabilities and shareholders’ equity	$515,367	$526,854

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands, except per share data)	Year-Ended Feb. 26, 2011	Year-Ended Feb. 27, 2010	Year-Ended Feb. 28, 2009
Net sales	$582,777	$696,703	$925,502
Cost of sales	499,657	534,608	724,754

Gross profit	83,120	162,095	200,748
Selling, general and administrative expenses	104,092	116,665	123,093

Operating (loss) income	(20,972)	45,430	77,655
Interest income	912	853	1,013
Interest expense	719	606	1,752
Other (expense) income, net	(54)	285	(78)
Equity in loss of affiliated companies	—	—	(86)
Gain on sale of investment in affiliated company	—	—	1,954

(Loss) earnings from continuing operations before income taxes	(20,833)	45,962	78,706
Income tax (benefit) expense	(6,676)	14,745	27,511

(Loss) earnings from continuing operations	(14,157)	31,217	51,195
Earnings (loss) from discontinued operations, net of income taxes	3,825	525	(160)

Net (loss) earnings	$(10,332)	$31,742	$51,035

Earnings per share – basic
(Loss) earnings from continuing operations	$(0.51)	$1.14	$1.85
Earnings (loss) from discontinued operations	0.14	0.02	(0.01)

Net (loss) earnings	$(0.37)	$1.16	$1.84

Earnings per share – diluted
(Loss) earnings from continuing operations	$(0.51)	$1.13	$1.82
Earnings (loss) from discontinued operations	0.14	0.02	(0.01)

Net (loss) earnings	$(0.37)	$1.15	$1.81

Weighted average basic shares outstanding	27,637	27,381	27,746
Weighted average diluted shares outstanding	27,637	27,716	28,181

Cash dividends declared per common share	$0.326	$0.326	$0.311

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year-Ended Feb. 26, 2011	Year-Ended Feb. 27, 2010	Year-Ended Feb. 28, 2009
Operating Activities
Net (loss) earnings	$(10,332)	$31,742	$51,035
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (earnings) loss from discontinued operations	(3,825)	(525)	160
Depreciation and amortization	28,218	29,601	29,307
Stock-based compensation	5,215	6,055	2,868
Deferred income taxes	(207)	763	8,328
Excess tax benefits from stock-based compensation	—	(162)	(1,263)
Results from equity method investee	—	—	(1,868)
(Gain) loss on disposal of assets	(246)	770	221
Other, net	280	92	(138)
Changes in operating assets and liabilities:
Receivables	7,580	44,209	40,770
Inventories	(320)	8,953	7,378
Accounts payable and accrued expenses	(10,033)	(12,844)	(29,279)
Billings in excess of costs and earnings on uncompleted contracts	(15,330)	(16,109)	15,338
Refundable and accrued income taxes	(9,677)	3,980	(7,013)
Other, net	692	709	454

Net cash (used in) provided by continuing operating activities	(7,985)	97,234	116,298

Investing Activities
Capital expenditures	(9,126)	(9,765)	(55,184)
Proceeds from sales of property, plant and equipment	190	276	261
Proceeds from sale of investment in affiliated company	—	—	27,111
Acquisition of businesses and intangibles, net of cash acquired	(20,639)	(250)	(60)
Investment in restricted assets	(35,794)	—	—
Purchases of short-term investments and marketable securities	(29,030)	(71,214)	(59,323)
Sales/maturities of short-term investments and marketable securities	80,008	27,708	46,956

Net cash used in continuing investing activities	(14,391)	(53,245)	(40,239)

Financing Activities
Proceeds from issuance of debt	12,000	—	—
Payments on debt	(293)	—	—
Net payments on revolving credit facility	—	—	(49,800)
Payments of debt issue costs	(1,039)	(6)	—
Stock issued to employees, net of shares withheld	(1,298)	(876)	(2,775)
Excess tax benefits from stock-based compensation	—	162	1,263
Repurchase and retirement of common stock	—	—	(14,646)
Dividends paid	(9,161)	(9,112)	(8,800)

Net cash provided by (used in) continuing financing activities	209	(9,832)	(74,758)

Cash Flows of Discontinued Operations
Net cash used in operating activities	(466)	(222)	(571)

Net cash used in discontinued operations	(466)	(222)	(571)

(Decrease) increase in cash and cash equivalents	(22,633)	33,935	730
Effect of exchange rates on cash	6	—	—
Cash and cash equivalents at beginning of year	46,929	12,994	12,264

Cash and cash equivalents at end of year	$24,302	$46,929	$12,994

Noncash Activity
Capital expenditures in accounts payable	$354	$311	$129

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Comprehensive Earnings (Loss)
Bal. at Mar. 1, 2008	28,745	$9,582	$95,252	$181,772	$(3,425)	$3,425	$(2,024)
Net earnings	—	—	—	51,035	—	—	—	$51,035
Adoption of pension measurement date provisions	—	—	—	(145)	—	—	—	—
Unrealized gain on marketable securities, net of $38 tax expense	—	—	—	—	—	—	71	71
Unrealized gain on pension obligation, net of $1,099 tax expense	—	—	—	—	—	—	1,928	1,928
Issuance of stock, net of cancellations	248	83	888	13	2,379	(2,379)	—	—
Stock-based comp.	—	—	2,868	—	—	—	—	—
Tax benefit associated with stock plans	—	—	1,678	—	—	—	—	—
Exercise of stock options	194	64	2,010	—	—	—	—	—
Share repurchases	(1,130)	(377)	(3,915)	(10,354)	—	—	—	—
Other share retirements	(276)	(92)	(929)	(3,984)	—	—	—	—
Cash dividends ($0.311 per share)	—	—	—	(8,800)	—	—	—	—

Bal. at Feb. 28, 2009	27,781	$9,260	$97,852	$209,537	$(1,046)	$1,046	$(25)	$53,034

Net earnings	—	—	—	31,742	—	—	—	$31,742
Unrealized gain on short- term investments and marketable securities, net of $129 tax expense	—	—	—	—	—	—	240	240
Unrealized loss on pension obligation, net of $573 tax benefit	—	—	—	—	—	—	(1,005)	(1,005)
Issuance of stock, net of cancellations	230	77	170	7	246	(246)	—	—
Stock-based comp.	—	—	6,055	—	—	—	—	—
Tax deficit associated with stock plans	—	—	(78)	—	—	—	—	—
Exercise of stock options	86	29	694	—	—	—	—	—
Other share retirements	(138)	(46)	(489)	(1,318)	—	—	—	—
Cash dividends ($0.326 per share)	—	—	—	(9,112)	—	—	—	—

Bal. at Feb. 27, 2010	27,959	$9,320	$104,204	$230,856	$(800)	$800	$(790)	$30,977

Net loss	—	—	—	(10,332)	—	—	—	$(10,332)
Unrealized loss on short- term investments and marketable securities, net of $88 tax benefit	—	—	—	—	—	—	(165)	(165)
Unrealized loss on pension obligation, net of $288 tax benefit	—	—	—	—	—	—	(506)	(506)
Foreign currency translation adjustments	—	—	—	—	—	—	576	576
Issuance of stock, net of cancellations	246	82	40	55	49	(49)	—	—
Stock-based comp.	—	—	5,215	—	—	—	—	—
Tax deficit associated with stock plans	—	—	(242)	—	—	—	—	—
Exercise of stock options	28	9	241	—	—	—	—	—
Other share retirements	(128)	(43)	(467)	(1,215)	—	—	—	—
Cash dividends ($0.326 per share)	—	—	—	(9,161)	—	—	—	—

Bal. at Feb. 26, 2011	28,105	$9,368	$108,991	$210,203	$(751)	$751	$(885)	$(10,427)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Summary of Significant Accounting Policies and Related Data

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

The Company acquired 100 percent of the stock of Glassec Vidros de Segurança Ltda. (Glassec), a privately held business, on November 19, 2010. Glassec’s fiscal year ends December 31 and its results are incorporated into the consolidated financial statements from acquisition date to December 31, 2010, reflecting a two-month lag. Refer to Note 6 for further information regarding the acquisition of Glassec.

Fiscal Year. Apogee’s fiscal year ends on the Saturday closest to the last day of February. Fiscal 2011, 2010 and 2009 each consisted of 52 weeks.

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

The Company also has investments in money market funds that are considered restricted investments. The short-term restricted investments were required to be made available to cover our exposure for letters of credit under our old revolving credit facility and credit-card programs. The long-term restricted investments are restricted for future investment in the Company’s architectural glass fabrication facility in Utah. The restricted investments are held at fair value based on quoted market prices.

Inventories. Inventories, which consist primarily of purchased glass and aluminum, are valued at the lower of cost or market. Approximately 55 percent of the inventories are valued by use of the last-in, first-out method, which does not exceed market. If the first-in, first-out method had been used, inventories would have been $6.6 million and $7.4 million higher than reported at February 26, 2011, and February 27, 2010, respectively. During fiscal 2011 and 2010, inventory quantities were reduced resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The effect of inventory liquidations was to increase net income by approximately $0.3 million in fiscal 2011 and $1.1 million in fiscal 2010.

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

The Company tests goodwill of each of its reporting units for impairment annually in connection with its fourth quarter planning process or more frequently if impairment indicators exist. During the fourth quarter of fiscal 2011, the Company completed its annual impairment test using discounted cash flow methodologies for valuing its reporting units as no market comparables were identified. There have not been any material changes in the impairment loss assessment methodology made during the past three fiscal years. The estimates of fair value for the reporting units were found to be in excess of their carrying value, and, therefore, no impairment charge was recorded.

In addition, the Company reassessed the useful lives of its identifiable intangible assets and determined that the remaining lives were appropriate.

Long-Lived Assets. The carrying value of long-lived assets, such as property, plant and equipment, and intangible assets is reviewed when impairment indicators exist as required under generally accepted accounting principles. We consider many factors, including short- and long-term projections of future performance associated with these assets. If this review indicates that the long-lived assets will not be recoverable, the carrying value of such assets will be reduced to estimated fair value.

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

Environmental Liability. In accordance with accounting standards, we recognize environmental clean-up liabilities on an undiscounted basis when loss is probable and can be reasonably estimated. The cost of the clean-up is estimated by engineering, financial and legal specialists based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required, and the likelihood that, where applicable, other potentially responsible parties will not be able to fulfill their commitments at the sites where the Company may be jointly and severally liable. As part of the acquisition of Tubelite Inc. (Tubelite) in fiscal 2008, the Company acquired property which contains historical environmental conditions that the Company intends to remediate. Accordingly, as part of the purchase price allocation, the Company recorded $2.5 million in reserves. At February 26, 2011, the reserve was $2.0 million. The reserve for environmental liabilities is included in other accrued expenses and other long-term liabilities in the consolidated balance sheets.

Foreign Currency. For foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the period-end exchange rates and income statement accounts are translated using the average exchange rates prevailing during the year. Translation adjustments are reflected in accumulated other comprehensive loss in the consolidated balance sheets.

Revenue Recognition. Generally, our sales terms are “free on board” (FOB) shipping point or FOB destination for our product-type sales, and revenue is recognized when title has transferred. Revenue excludes sales taxes as the

Company considers itself a pass-through conduit for collecting and remitting sales taxes. The Company recognizes revenue from construction contracts on a percentage-of-completion basis, measured by the percentage of costs incurred to date to estimated total costs for each contract, and records that proportion of the total contract revenue in that period. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in contract revenue only when they have been approved by customers. Approximately 26 percent, 30 percent and 31 percent of our consolidated net sales in fiscal 2011, 2010 and 2009, respectively, were recorded on a percentage-of-completion basis.

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

Research and Development. Research and development expenses are charged to operations as incurred and were $6.3 million, $6.8 million and $9.3 million for fiscal 2011, 2010 and 2009, respectively. Of these amounts, $1.8 million, $3.2 million and $6.3 million, respectively, were focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and are included in cost of sales.

Advertising. Advertising expenses are charged to operations as incurred and were $1.0 million, $0.9 million and $1.5 million in fiscal 2011, 2010 and 2009, respectively, and are included in selling, general and administrative expenses in the consolidated results of operations.

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

In January 2010, the FASB amended U.S. GAAP with respect to disclosures about fair value measurements for financial assets and liabilities. The amendments add new requirements for disclosures about transfers into and out of Levels 1 and 2, and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. See Note 4 for a definition of these terms. The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of the additional disclosures required for Level 1 and Level 2 fair value measurements as of May 29, 2010, had no impact on the Company’s fair value disclosures. The Company will adopt the additional Level 3 disclosure requirements beginning in the first quarter of fiscal 2012 and does not expect the adoption will have any impact on its fair value disclosures.

No other new accounting pronouncements issued or effective during fiscal 2011 have had or are expected to have a material impact on the consolidated financial statements.

Subsequent Events. In connection with preparing the audited consolidated financial statements for the year ended February 26, 2011, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing. Subsequent to year-end, the Company entered into an agreement for the sale and leaseback of equipment, see Note 18 for further information regarding this agreement. In addition, the Company has settled an outstanding legal matter relating to its discontinued operations; see Note 14 for further information regarding this item.

2	Working Capital

Receivables

(In thousands)	2011	2010
Trade accounts	$69,976	$64,493
Construction contracts	21,723	22,263
Contract retainage	9,550	16,591
Other receivables	2,452	2,637

Total receivables	103,701	105,984
Less allowance for doubtful accounts	(2,734)	(1,585)

Net receivables	$100,967	$104,399

Inventories

(In thousands)	2011	2010
Raw materials	$12,244	$12,108
Work-in-process	7,807	6,459
Finished goods	11,182	11,447
Costs and earnings in excess of billings on uncompleted contracts	1,375	517

Total inventories	$32,608	$30,531

Other Accrued Expenses

(In thousands)	2011	2010
Taxes, other than income taxes	$3,488	$2,380
Retirement savings plan	4,494	4,485
Volume and pricing discounts	856	665
Warranties	9,887	4,996
Interest	59	44
Other	5,333	6,279

Total other accrued expenses	$24,117	$18,849

3	Property, Plant and Equipment

(In thousands)	2011	2010
Land	$7,100	$5,789
Buildings and improvements	131,929	126,762
Machinery and equipment	232,718	225,120
Office equipment and furniture	42,032	39,863
Construction in progress	5,022	5,337

Total property, plant and equipment	418,801	402,871
Less accumulated depreciation	(239,600)	(217,352)

Net property, plant and equipment	$179,201	$185,519

Depreciation expense was $25.9 million, $26.8 million and $25.7 million in fiscal 2011, 2010 and 2009, respectively.

4	Financial Assets

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

Financial assets and liabilities measured at fair value as of February 26, 2011, and February 27, 2010, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
February 26, 2011
Cash equivalents
Money market funds	$13,787	$—	$—	$13,787

Total cash equivalents	13,787	—	—	13,787

Short-term investments
Variable rate demand notes	$—	$7,300	$—	$7,300
Municipal bonds	—	3,863	—	3,863

Total short-term investments	—	11,163	—	11,163

Marketable securities available for sale
Municipal bonds	$—	$15,709	$—	$15,709

Total marketable securities available for sale	—	15,709	—	15,709

Restricted investments
Money market funds	$35,803	$—	$—	$35,803

Total restricted investments	35,803	—	—	35,803

Total assets and liabilities at fair value	$49,590	$26,872	$—	$76,462

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
February 27, 2010
Cash equivalents
Money market funds	$45,573	$—	$—	$45,573

Total cash equivalents	45,573	—	—	45,573

Short-term investments
Commercial paper	$—	$3,996	$—	$3,996
U.S. Treasury Bills	1,999	—	—	1,999
Variable rate demand notes	—	13,465	—	13,465
Municipal bonds	—	36,246	—	36,246

Total short-term investments	1,999	53,707	—	55,706

Marketable securities available for sale
Municipal bonds	$—	$22,397	$—	$22,397

Total marketable securities available for sale	—	22,397	—	22,397

Total assets and liabilities at fair value	$47,572	$76,104	$—	$123,676

Cash equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist of money market funds. The cash equivalents are held at fair value based on quoted market prices, which approximates stated cost.

Short-term investments

The Company has short-term investments of $11.2 million as of February 26, 2011, consisting of variable rate demand note (VRDN) securities and municipal bonds. The Company’s VRDN investments are of high credit quality and secured by direct-pay letters of credit from major financial institutions. These investments have variable rates tied to short-term interest rates. Interest rates are reset weekly and these VRDN securities can be tendered for sale upon notice (every seven days) to the trustee. Although the Company’s VRDN securities are issued and rated as long-term securities (with maturities ranging from 2031 through 2052), they are priced and traded as short-term instruments. The Company classifies these short-term investments as “available-for-sale.” The commercial paper, VRDN securities and municipal bonds are carried at fair market value based on prices from recent trades of similar securities. The U.S. Treasury Bills are carried at fair market value based on quoted market prices.

Marketable securities available for sale

The Company has $15.7 million of marketable securities available for sale, $14.1 million of which are held by the Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd. Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available-for-sale” and are carried at fair value and are reported as marketable securities available for sale in the consolidated balance sheet. Unrealized gains and losses are reported in accumulated other comprehensive income (loss), net of income taxes, until the investments are sold or upon impairment. These investments are carried at fair value based on prices from recent trades of similar securities.

Restricted investments

The Company has $25.1 million of current restricted investments consisting of money market funds that were required to be made available to cover our exposure for letters of credit under our old revolving credit facility and credit-card programs. The Company has $10.7 million of long-term restricted investments consisting of money market funds, which are short-term in nature but are restricted for future investment in the Company’s architectural glass fabrication facility in Utah, and are therefore classified as long-term. The restricted investments are held at fair value based on quoted market prices, which approximates stated cost.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at February 26, 2011 and February 27, 2010 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
February 26, 2011
Variable rate demand notes	$7,300	$—	$—	$7,300
Municipal bonds	19,619	313	(360)	19,572

Total investments	$26,919	$313	$(360)	$26,872

February 27, 2010
Commercial paper	$3,997	$—	$(1)	$3,996
U.S. Treasury Bills	2,000	—	(1)	1,999
Variable rate demand notes	13,465	—	—	13,465
Municipal bonds	58,435	570	(362)	58,643

Total investments	$77,897	$570	$(364)	$78,103

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The following table presents the length of time that available for sale securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of February 26, 2011:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$4,235	$(109)	$999	$(251)	$5,234	$(360)

Total investments	$4,235	$(109)	$999	$(251)	$5,234	$(360)

The amortized cost and estimated fair values of investments at February 26, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$11,152	$11,163
Due after one year through five years	4,820	4,998
Due after five years through 10 years	6,064	6,089
Due after 10 years through 15 years	1,704	1,694
Due beyond 15 years	3,179	2,928

Total	$26,919	$26,872

Gross realized gains of $0.4 million, $0.3 million and $0.4 million in fiscal 2011, 2010 and 2009, respectively, and gross realized losses of $0.1 million in each of fiscal 2011 and 2010 and $0.5 million in fiscal 2009 were recognized and are included in other income (expense), net in the accompanying consolidated results of operations.

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

6	Acquisitions

On November 19, 2010, the Company acquired 100 percent of the stock of Glassec Vidros de Segurança Ltda., a privately held business, for $20.6 million, net of cash acquired of $1.1 million. Glassec is a leading architectural glass fabricator in Brazil. The business operates under the name GlassecViracon as part of the Company’s architectural glass business. GlassecViracon’s fiscal year ends December 31 and is reported in the consolidated financial statements within our Architectural segment for the period subsequent to the acquisition date on a two-month lag.

The assets and liabilities of Glassec were recorded in the consolidated balance sheet within the Architectural segment as of the acquisition date, at their respective fair values. The purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed and have been allocated as follows:

(In thousands)	Nov. 19, 2010
Current assets	$6,276
Property, plant and equipment	10,203
Intangible assets	7,265
Goodwill	7,553
Other long-term assets	9,612

Total assets	40,909

Current liabilities	$5,605
Long-term debt	1,113
Long-term deferred tax liabilities	4,157
Unrecognized tax benefits	2,393
Other long-term liabilities	7,012

Total liabilities	20,280

Net assets acquired	$20,629

Identifiable intangible assets are definite-lived assets. These assets include customer relationships, trademarks, patents and non-compete agreements, and have a weighted average amortization period of 18 years which matches the weighted average useful life of the assets. Goodwill recorded as part of the purchase price allocation is not tax deductible. The Company has been indemnified by the sellers for certain contingent liabilities. For contingent liabilities determined to be probable, a liability and an indemnification asset have been recorded. Total of such liabilities and indemnification assets, primarily related to various tax matters, of $9.4 million have been recorded.

7	Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the year ended February 26, 2011 is detailed below including goodwill for the Glassec acquisition.

(In thousands)	Architectural	Large-Scale Optical	Total
Balance at February 27, 2010	$47,961	$10,557	$58,518
Goodwill acquired	7,553	—	7,553
Foreign currency translation	202	—	202

Balance at February 26, 2011	$55,716	$10,557	$66,273

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	February 26, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$2,763	$(1,534)	$—	$1,229
Non-compete agreements	6,803	(4,712)	19	2,110
Customer relationships	15,966	(6,906)	103	9,163
Purchased intellectual property	8,487	(1,406)	72	7,153

Total	$34,019	$(14,558)	$194	$19,655

	February 27, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$2,074	$(1,722)	$—	$352
Non-compete agreements	6,089	(4,065)	—	2,024
Customer relationships	12,092	(5,518)	—	6,574
Purchased intellectual property	5,800	(1,129)	—	4,671

Total	$26,055	$(12,434)	$—	$13,621

Amortization expense on these identifiable intangible assets was $2.5 million and $2.9 million in fiscal 2011 and 2010, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

(In thousands)	2012	2013	2014	2015	2016
Estimated amortization expense	$3,207	$2,801	$2,072	$1,568	$1,321

8	Long-Term Debt

During the fourth quarter of fiscal 2011, the Company entered into a three-year, committed, secured, revolving credit facility, in the amount of $80.0 million (subject to increase to an amount not exceeding $120.0 million). The credit facility expires in January 2014 (the Company’s fiscal 2014). No borrowings were outstanding as of February 26, 2011. The credit facility includes a letter of credit facility in the amount of up to $50.0 million, the outstanding amounts of which decrease the available commitment. The Company may elect borrowings under the facility to bear interest at one of two interest rates per annum equal either to (1) the sum of the LIBOR rate and the Applicable Margin (which is based on the Company’s adjusted debt-to-EBITDA (earnings before interest, taxes, depreciation and amortization) ratio) or (2) the sum of the Base Rate and the Applicable Margin. The Base Rate is a rate per annum equal to the greatest of (i) the interest rate announced by the administrative agent as its prime rate, (ii) the sum of 0.50 percent per annum and the federal funds rate in effect on such day, and (iii) LIBOR plus 1.0 percent. The Applicable Margin would be in the range of 2.25 percent to 3.00 percent when applied to LIBOR, and would range from 1.25 percent to 2.00 percent when applied to the Base Rate contingent upon the Company’s adjusted debt-to-EBITDA ratio. This credit facility replaces the Company’s previous $100.0 million unsecured, revolving credit facility that was set to expire in November 2011. There were no borrowings outstanding under the previous facility at February 27, 2010.

The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at February 26, 2011 was $266.9 million, whereas the Company’s net worth as defined in the credit facility was $327.7 million. The credit facility also requires that the Company maintain an adjusted debt-to-EBITDA ratio of not more than 2.75. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt-to-EBITDA ratio, the Company reduces debt to the extent of unrestricted cash balances, cash equivalents and short-term investments in excess of $15 million, but no more than $25 million of debt, and not debt consisting of credit facility borrowings, may be offset. The Company’s ratio was 0.00 at February 26, 2011. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At February 26, 2011, the Company was in compliance with all of the financial covenants of the credit facility.

The Company assumed debt of $2.3 million as part of the Glassec acquisition, of which $2.0 million was outstanding at February 26, 2011. The acquired debt matures in fiscal years 2012 through 2021 and has a weighted average interest rate of 12.0 percent.

During the first quarter of fiscal 2011, $12.0 million of recovery zone facility bonds were issued and made available for future investment in the Company’s architectural glass fabrication facility in Utah. Interest on the bonds is excludable from gross income for federal income and alternative minimum tax purposes. The interest rate on the bonds resets weekly and is equal to the market rate of interest earned for similar revenue bonds or other tax-free securities. The bonds will mature on April 1, 2035. The proceeds are reported as restricted investments in the consolidated balance sheet until disbursed; $1.3 million was disbursed during fiscal 2011.

(In thousands)	2011	2010
Borrowings under revolving credit agreement	$—	$—
Other, interest at 1.4% and 0.5% for 2011 and 2010, respectively	22,429	8,400

Total long-term debt	22,429	8,400
Less current installments	(987)	—

Net long-term debt	$21,442	$8,400

The Company’s $8.4 million of industrial revenue bonds, included in the totals above, mature in fiscal years 2021 through 2023. The $8.4 million of industrial revenue bonds are supported by $8.7 million of letters of credit, and the $12.0 million of recovery zone facility bonds are supported by a $12.3 million letter of credit.

Long-term debt maturities are as follows:

(In thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Maturities	$987	$530	$70	$70	$70	$20,702	$22,429

Selected information related to long-term debt is as follows:

(In thousands, except percentages)	2011	2010
Average daily borrowings during the year	$9,156	$8,400
Maximum borrowings outstanding during the year	23,524	8,400
Weighted average interest rate during the year	1.7%	0.6%

9	Interest Expense

(In thousands)	2011	2010	2009
Interest on debt	$421	$54	$2,038
Other interest expense	298	552	330
Less capitalized interest	—	—	(616)

Net interest expense	$719	$606	$1,752

Interest payments were $0.6 million, $0.9 million and $2.5 million in fiscal 2011, 2010 and 2009, respectively. As a portion of the total interest expense in fiscal 2009 related to funds borrowed to purchase major facilities, information systems and equipment installations, the Company capitalized a portion of the interest payments and will depreciate them over the lives of the related assets.

10	Employee Benefit Plans

401(k) Retirement Plan

The Company sponsors a single 401(k) retirement plan covering substantially all full-time non-union employees, as well as union employees at two of its manufacturing facilities. This plan includes a discretionary annual Company contribution based on a percentage of employees’ base earnings and years of service with the Company for all eligible non-union employees and for eligible union employees according to the terms of union contracts. The contribution was $3.7 million, $4.5 million and $5.0 million in fiscal 2011, 2010 and 2009, respectively. This discretionary annual contribution was discontinued effective January 1, 2011, as a result the fiscal 2011 contribution is only for the 10 months ending December 31, 2010.

In addition to the contribution above, employees are also allowed to contribute up to 60 percent of their eligible earnings to this plan, up to statutory limits. The Company contributes a match of 30 percent of the first six percent of eligible compensation that non-union employees contribute and according to contract terms for union employees. The Company match was $1.7 million for each of fiscal 2011 and 2010, and was $2.2 million for fiscal 2009. Effective March 1, 2011, the Company match was changed to 100 percent of the first one percent contributed and 50 percent of the next five percent contributed on eligible compensation that non-union employees contribute and according to contract terms for union employees.

Plans under Collective Bargaining Agreements

The Company contributes to various multi-employer union retirement plans, which provide retirement benefits to the majority of its union employees. The total contribution to these plans in fiscal 2011, 2010 and 2009, respectively, was $4.2 million, $5.8 million and $8.1 million. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans. The Company does not have information regarding union retirement plans from plan administrators to enable the Company to determine its share of any unfunded vested liabilities.

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

(In thousands)	2011	2010
Change in benefit obligation
Benefit obligation beginning of period	$11,911	$10,392
Interest cost	665	681
Actuarial loss	836	1,468
Benefits paid	(634)	(630)

Benefit obligation at measurement date	$12,778	$11,911

Change in plan assets
Fair value of plan assets beginning of period	$4,688	$4,781
Actual return on plan assets	142	14
Company contributions	353	523
Benefits paid	(634)	(630)

Fair value of plan assets at measurement date	$4,549	$4,688

Funded status - net amount recognized	$(8,229)	$(7,223)

Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2011	2010
Current liabilities	$(644)	$(618)
Other long-term liabilities	(7,585)	(6,605)

Total	$(8,229)	$(7,223)

Amounts included in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost consist of:

(In thousands)	2011	2010
Net actuarial loss	$2,244	$1,451

Accumulated other comprehensive loss	$2,244	$1,451

The amount recognized in comprehensive earnings for fiscal 2011 and 2010, net of tax expense, is as follows:

(In thousands)	2011	2010
Net actuarial loss	$506	$1,023
Transition obligation	—	(18)

Total	$506	$1,005

Components of the defined-benefit pension plans net periodic benefit cost are as follows:

(In thousands)	2011	2010	2009
Service cost	$—	$—	$41
Interest cost	665	681	726
Expected return on assets	(225)	(177)	(256)
Amortization of unrecognized transition amount	—	(5)	(24)
Amortization of prior service cost	—	—	198
Amortization of unrecognized net loss	126	57	104
Curtailment loss	—	—	989

Net periodic benefit cost	$566	$556	$1,778

The estimated net actuarial loss for the defined-benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost for fiscal 2012 is $0.1 million, net of tax expense.

Additional Information

Assumptions

Weighted-average assumptions used at the measurement date to determine the defined-benefit plans’ benefit obligation for the following fiscal years are as follows:

(Percentages)	2011	2010	2009
Discount rate	5.25	5.75	6.75
Rate of compensation increase	NA	NA	4.00

Weighted-average assumptions used at the measurement date to determine the defined-benefit plans’ net periodic benefit cost for the following fiscal years are as follows:

(Percentages)	2011	2010	2009
Discount rate	5.75	6.75	6.25
Expected return on assets	5.50	3.75	5.50
Rate of compensation increase	NA	NA	4.00

Discount rate. The discount rate reflects the current rate at which the defined-benefit plans’ pension liabilities could be effectively settled at the end of the year based on the measurement date. The discount rate was determined by matching the expected benefit payments to payments from the Principal Discount Yield Curve. This produced a discount rate of 5.25 percent. There are no known or anticipated changes in the discount rate assumption that will impact the pension expense in fiscal year 2012.

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

Net periodic benefit cost. Total net periodic pension benefit cost was $0.6 million in each of fiscal 2011 and 2010, and was $1.8 in fiscal 2009. Total net periodic pension benefit cost is expected to be approximately $0.6 million in fiscal 2012. The net periodic pension benefit cost for fiscal 2012 has been estimated assuming a discount rate of 5.25 percent.

Contributions

Pension contributions to the plans for fiscal 2011 and 2010 totaled $0.4 million and $0.5 million, respectively. Since the SERP is unfunded, contributions to that plan represent benefit payments made. The pension contributions in fiscal 2011 and 2010 equaled or exceeded the minimum funding requirement. Fiscal 2012 pension contributions are expected to total $0.5 million.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans as follows:

(In thousands)
Fiscal 2012	$634
Fiscal 2013	623
Fiscal 2014	621
Fiscal 2015	985
Fiscal 2016	1,098
Fiscal 2017-2021	5,250

Plan Assets

The Company does not maintain assets intended for the future use of the SERP. In accordance with its policy, the assets of the Tubelite plan have been invested in fixed-income securities with maturities intended to match benefit payments. The fixed-income securities are carried at fair value based on prices from recent trades of similar securities, and are classified as Level 2 in the valuation hierarchy.

Employee Stock Purchase Plan

The Company also sponsors an employee stock purchase plan into which its employees may contribute up to $500 per week on an after-tax basis. The Company contributes a match of 15 percent of the employee contribution. Prior to fiscal 2010, non-employee directors were eligible to contribute to this plan. Contributions and Company match funds are used to purchase shares of Company stock on the open market. The Company match to this plan was $0.1 million in each of fiscal 2011, 2010 and 2009.

11	Shareholders’ Equity

A class of 200,000 shares of junior preferred stock with a par value of $1.00 is authorized, but unissued.

Shareholders’ Rights Plan

The Company has a Shareholders’ Rights Plan, under which each share of outstanding common stock has an associated preferred share purchase right. The rights are exercisable only under certain circumstances, including the acquisition by a person or group of 15 percent of the outstanding shares of the Company’s common stock. Upon exercise, the rights would allow holders of such rights (other than the 15 percent or more holder) to purchase common stock of Apogee or an acquiring company at a discounted price, which generally would be 50 percent of the respective stock’s current fair market value.

Share Repurchases

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. The Company repurchased 1,130,230 shares in the open market during fiscal 2009 for $14.6 million. No share repurchases were made under the plan during fiscal 2011 or 2010. The Company has purchased a total of 2,004,123 shares, at a total cost of $27.3 million, since the inception of this program and has remaining authority to repurchase 1,245,877 shares under this program, which has no expiration date.

In addition to the shares repurchased according to this repurchase plan, the Company also purchased $1.7 million, $1.5 million and $5.0 million of Company stock from employees in order to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation, pursuant to terms of board and shareholder approved compensation plans during fiscal 2011, 2010 and 2009, respectively.

Accumulated Other Comprehensive Loss

The following table summarizes the accumulated other comprehensive loss at February 26, 2011 and February 27, 2010.

(In thousands)	2011	2010
Net unrealized (loss) gain on short-term investments and marketable securities	$(31)	$134
Pension liability adjustments	(1,430)	(924)
Foreign currency translation adjustments	576	—

Total accumulated other comprehensive loss	$(885)	$(790)

12	Share-Based Compensation

Stock Incentive Plan

The 2009 Stock Incentive Plan, the 2009 Non-Employee Director Stock Incentive Plan, the 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan (the Plans) provide for the issuance of 1,400,000, 150,000, 3,400,000 and 2,500,000 shares, respectively, for various forms of stock-based compensation to employees and non-employee directors. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights (SARs), are granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. Nonvested share awards and nonvested share unit awards are also provided for in these Plans. Outstanding options issued to employees generally vested over a four-year period, outstanding SARs vest over a three-year period and outstanding options issued to non-employee directors vested at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards and nonvested share unit awards generally vest over a two, three or four-year period.

The 2002 Omnibus Stock Incentive Plan was terminated in June 2009 and the 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under either of these plans, although vesting and exercises of SARs and options, and vesting of nonvested share awards previously granted thereunder will still occur in accordance with the terms of the various grants.

Total stock-based compensation expense included in the results of operations for fiscal 2011, 2010 and 2009 was $5.2 million, $6.1 million and $2.9 million, respectively. At February 26, 2011, there was $0.1 million of total unrecognized compensation cost related to SAR awards, which is expected to be recognized over a weighted average period of approximately two months.

Cash proceeds from the exercise of stock options were $0.3 million, $0.7 million and $2.1 million for fiscal 2011, 2010 and 2009, respectively. There were immaterial amounts of tax benefits realized for the tax deductions from option exercises in fiscal 2011 due to the Company’s consolidated net loss. The tax benefit realized for the tax deductions from option exercises totaled $0.1 million and $0.4 million for fiscal 2010 and 2009, respectively.

There were no options or SARs issued in fiscal 2011 or 2010. The weighted average fair value per option or SAR for those granted in fiscal 2009 was $7.37. The aggregate intrinsic value of these securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised in fiscal 2011, 2010 and 2009 was $0.2 million, $0.5 million and $1.8 million, respectively.

The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2009.

2009
Dividend yield	1.3%
Expected stock price volatility	41.9%
Risk-free interest rate	3.2%
Expected lives	4.5 years

The expected stock price volatility is based on historical experience. The risk-free interest rate is based on the U.S. Treasury Strip rate whose term is consistent with the expected life of the Company’s stock options. The expected life, the average time an option grant is outstanding, and forfeiture rates are estimated based on historical experience.

The following table summarizes the award transactions under the Plans for the year ended February 26, 2011:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at Feb. 27, 2010	1,536,815	$17.63
Awards exercised	(30,298)	8.85
Awards canceled	(29,193)	17.23

Outstanding at Feb. 26, 2011	1,477,324	$17.81	4.7 years	$818,030

Vested or expected to vest at Feb. 26, 2011	1,468,726	$17.79	4.7 years	$818,030

Exercisable at Feb. 26, 2011	1,398,970	$17.60	4.6 years	$818,030

Partnership Plan

The Amended and Restated 1987 Partnership Plan (the Partnership Plan), a plan designed to increase the ownership of Apogee stock by key employees, allowed participants selected by the Compensation Committee of the Board of Directors to defer earned incentive compensation through the purchase of Apogee common stock. The purchased stock was then matched by an equal award of nonvested shares, which vested over a predetermined period. The nonvested shares were recorded as unearned compensation in the equity section of the balance sheet. In accordance with accounting standards, the deferred compensation in the form of the Company’s stock was recorded at historical cost and classified as common stock held in trust. Since the investments were all in Company stock, an offsetting amount was recorded as deferred compensation obligations in the equity section of the balance sheet. Common shares of 3,400,000 were authorized for issuance under the Partnership Plan. The plan was amended in fiscal 2009 to reduce the authorized shares to 3,345,000. As of February 26, 2011, 3,281,000 shares have been issued or committed under the Partnership Plan. The Company expensed $0.6 million in fiscal 2011 and $0.3 million in each of fiscal 2010 and 2009 in conjunction with the Partnership Plan. During fiscal 2011, the Company accelerated vesting of 80,462 nonvested shares in connection with the Partnership Plan to eliminate the cost of administering this legacy compensation plan. Included in the $0.6 million of expense recognized in fiscal 2011 was $0.3 million of additional compensation expense related to the accelerated vesting. There are 64,000 shares available for issuance under the Partnership Plan as of February 26, 2011.

This program was eliminated for fiscal 2006 and beyond, although vesting of remaining nonvested shares will still occur according to the vesting period of the grants.

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

The following table summarizes the nonvested share award transactions, including performance shares and performance share units, under the Plans and the Partnership Plan for fiscal 2009, 2010 and 2011:

	Nonvested Share Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at March 1, 2008	747,771	$15.66
Granted(1)	262,248	18.90
Vested	(299,398)	13.91
Canceled	(15,919)	23.49

Nonvested at February 28, 2009	694,702	$17.45
Granted(2)	457,894	13.61
Vested	(282,948)	15.16
Canceled	(49,424)	16.91

Nonvested at February 27, 2010	820,224	$16.13
Granted(3)	439,319	13.26
Vested	(328,223)	16.69
Canceled(4)	(9,755)	17.97

Nonvested at February 26, 2011(5)	921,565	$14.54

(1)	Includes 148,172 performance shares granted at target for the fiscal 2009-2011 performance period. Also includes 76,547 performance shares which were granted and immediately vested for achievement above target for the fiscal 2006-2008 performance period. Performance shares of 141,309 (at target) were previously granted in fiscal 2006 for this performance period.
(2)	Includes 196,957 performance share units granted at target for the fiscal 2010-2012 performance period. Also includes 36,200 performance shares which were granted and immediately vested for achievement above target for the fiscal 2007-2009 performance period. Performance shares of 146,679 (at target) were previously granted in fiscal 2007 for this performance period.
(3)	Includes 193,519 performance share units granted for the fiscal 2011-2013 performance period at target.
(4)	Includes 4,120 performance shares canceled under the 2008-2010 performance period because Apogee performed below target level for that performance period. Performance shares of 108,130 (at target) were previously granted in fiscal 2008 for this performance period.
(5)	Includes a total of 511,070 of performance shares and performance share units granted and outstanding at target for fiscal 2009-2011, 2010-2012 and 2011-2013.

At February 26, 2011, there was $5.0 million of total unrecognized compensation cost related to nonvested share awards, which is expected to be recognized over a weighted average period of approximately 19 months. The total fair value of shares vested during fiscal 2011 was $4.5 million.

13	Income Taxes

Income from continuing operations before income taxes consisted of the following:

(In thousands)	2011	2010	2009
U.S.	$(19,997)	$45,962	$78,706
International	(836)	—	—

(Loss) earnings from continuing operations before income taxes	$(20,833)	$45,962	$78,706

The components of income tax (benefit) expense for continuing operations for each of the last three fiscal years are as follows:

(In thousands)	2011	2010	2009
Current:
Federal	$(7,760)	$12,580	$16,642
State and local	183	987	1,141
International	(172)	—	—

Total current for continuing operations	$(7,749)	$13,567	$17,783

Deferred:
Federal	$790	$736	$8,030
State and local	(1,015)	27	298
International	18	—	—

Total deferred for continuing operations	$(207)	$763	$8,328

Total non-current tax expense	$1,280	$415	$1,400

Total income tax (benefit) expense	$(6,676)	$14,745	$27,511

Income tax payments, net of refunds, were $1.7 million, $10.0 million and $25.9 million in fiscal 2011, 2010 and 2009, respectively.

The differences between the statutory federal income tax rates and consolidated effective tax rates are as follows:

	2011	2010	2009
Federal income tax (benefit) expense at statutory rates	(35.0)%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	(2.7)	2.2	1.2
Tax credits – research & development	(4.0)	(1.6)	(1.3)
Tax credits – other	(0.3)	(0.3)	(0.2)
Manufacturing deduction	1.7	(1.9)	(1.5)
Meals and entertainment	0.6	0.3	0.2
Permanent tax adjustment for officers compensation	0.5	—	—
Nondeductible acquisition costs	1.0	—	—
Tax-exempt interest	(0.9)	(0.4)	(0.3)
Tax reserves adjustments and benefits recognized	5.6	1.0	1.8
Deferred tax adjustment	—	(2.1)	—
Change in valuation allowance	0.5	(0.7)	—
Other, net	1.0	0.6	0.1

Income tax (benefit) expense, continuing operations	(32.0)%	32.1%	35.0%

The decreased rate in fiscal 2010 as compared to fiscal 2009 was a result of reductions in reserves and deferred tax accounts due to changes in estimates for previous tax positions taken.

In fiscal 2011 and 2010, there were tax deficiencies of $0.2 million and $0.1 million, respectively, associated with the stock-based incentive plans. Excess tax benefits for deductions associated with these same plans amounted to $1.7 million in fiscal 2009. These benefits (deficiencies) were added (subtracted) directly to additional paid-in capital and were not reflected in the determination of income tax expense or benefit.

Deferred tax assets and deferred tax liabilities for continuing operations at February 26, 2011 and February 27, 2010 are as follows:

	2011		2010
(In thousands)	Current	Noncurrent	Current	Noncurrent
Accounts receivable	$823	$—	$575	$—
Accrued insurance	483	711	593	887
Other accruals	2,286	1,693	2,621	1,159
Deferred compensation	22	9,221	112	8,620
Restructuring reserve	1,460	233	285	997
Goodwill and other intangibles	—	(8,209)	—	(6,341)
Inventory	1,002	—	612	—
Depreciation	—	(20,248)	—	(16,442)
Liability for unrecognized tax benefits	—	5,308	142	5,268
Prepaid expenses	(543)	252	(543)	291
Net operating losses	—	2,573	—	1,419
Valuation allowance on net operating losses	(329)	(1,053)	—	(1,419)
Other	(24)	387	62	958

Deferred tax assets (liabilities)	$5,180	$(9,132)	$4,459	$(4,603)

The Company has state net operating loss carryforwards with a tax effect of $2.6 million. A valuation allowance of $1.4 million has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefits in future periods.

The Company files income tax returns in the U.S. federal jurisdiction, Brazil and various U.S. state jurisdictions. The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years prior to fiscal 2005, with the exception of certain items under examination by the IRS for fiscal years 2004 through 2007. The Internal Revenue Service has audited the Company through fiscal 2002.

The total liability for unrecognized tax benefits for fiscal 2011, 2010 and 2009, respectively, is $13.8 million, $16.1 million and $15.6 million. Included in this total liability at fiscal 2011, 2010 and 2009, respectively, are $7.6 million, $6.5 million and $5.3 million of tax benefits that, if recognized, would decrease the effective tax rate for continuing operations. Also included in the balance of unrecognized tax benefits at each of fiscal 2011 and 2010 are $3.1 million of tax benefits and for fiscal 2009, $3.3 million of tax benefits that, if recognized, would result in adjustments to deferred taxes. The total liability for unrecognized tax benefits at each of fiscal 2010 and 2009 included $4.9 million related to discontinued operations, which included $1.8 million for interest and penalties. In the second quarter of fiscal 2011, this reserve was decreased primarily due to the favorable resolution of an outstanding tax exposure related to a foreign operation discontinued in 1998. The resolution of this item eliminated the total liability for unrecognized tax benefits of $4.9 million related to discontinued operations.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense, which is consistent with past practices. Related to the unrecognized tax benefits noted above, the Company reduced the accrual for penalties and interest by $0.2 million during fiscal 2011 resulting in a reserve for interest and penalties at the end of fiscal 2011 of $3.2 million. During fiscal 2010, the Company reduced the accrual for penalties and interest by $0.6 million resulting in a reserve for interest and penalties at the end of fiscal 2010 of $3.4 million. During fiscal 2009, the Company increased the accrual for penalties and interest by $0.7 million, resulting in a reserve for penalties and interest at the end of fiscal 2009 of $4.0 million.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)	2011	2010	2009
Gross unrecognized tax benefits at beginning of year	$12,666	$11,559	$10,186
Gross increases in tax positions for prior years	1,084	270	403
Gross decreases in tax positions for prior years	(3,197)	(235)	(26)
Gross increases based on tax positions related to the current year	663	1,091	1,015
Gross decreases based on tax positions related to the current year	(92)	(19)	(19)
Settlements	(1,382)	—	—
Statute of limitations expiration	(127)	—	—
Unrecognized tax benefits acquired in connection with Glassec	1,061	—	—

Gross unrecognized tax benefits at end of year	$10,676	$12,666	$11,559

The total liability for unrecognized tax benefits is expected to decrease by approximately $3.4 million during fiscal 2012 due to audit settlements and lapsing of statutes.

14	Discontinued Operations

In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of the Company’s detention/security business and its exit from international curtainwall operations. The remaining estimated cash expenditures related to these discontinued operations are recorded as liabilities of discontinued operations, and a majority of the remaining cash expenditures related to discontinued operations is expected to be paid within the next year. The majority of these liabilities relate to the international curtainwall operations, including bonds outstanding, which have been settled and will be paid in the next year. The reserve for discontinued operations also covers other liability issues, consisting of warranty issues relating to these and other international construction projects that the Company expects will be resolved over the next five years.

In the fourth quarter of fiscal 2011, the expected settlement of an outstanding legal claim related to a foreign discontinued operation resulted in a $1.6 million increase in reserves and a pre-tax loss from discontinued operations. This settlement was finalized in March 2011, and the Company expects to pay approximately $3.0 million in the first half of fiscal 2012 for final resolution of this matter. In the second quarter of the current year, the favorable resolution of an outstanding tax exposure related to a foreign operation discontinued in 1998 resulted in the release of $4.9 million of uncertain tax positions and non-cash income from discontinued operations. The settlements of these two items represent the last significant remaining items with respect to our international curtainwall business. In fiscal 2010, a favorable resolution of an outstanding lease claim and a reduction in reserves related to the expiration of warranty periods resulted in pre-tax income from discontinued operations of $0.8 million.

(In thousands)	2011	2010	2009
Condensed Statement of Operations from Discontinued Businesses
Net sales	$—	$—	$(66)

Loss before income taxes (prior to gain on disposal)	—	—	(251)
Income tax benefit	—	—	(91)

Loss from operations, net of income taxes	—	—	(160)
Gain on disposal, net of income taxes	3,825	525	—

Net earnings (loss )	$3,825	$525	$(160)

(In thousands)	2011	2010
Summary Balance Sheets of Discontinued Businesses
Accounts payable and accrued liabilities	$4,023	$784
Long-term liabilities	642	2,712

15	Quarterly Data (Unaudited)

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
Fiscal 2011
Net sales	$143,028	$144,651	$147,200	$147,898	$582,777
Gross profit	18,836	18,002	23,060	23,222	83,120
Loss from continuing operations	(3,479)	(4,991)	(2,322)	(3,365)	(14,157)
Earnings (loss) from discontinued operations	—	4,869	—	(1,044)	3,825
Net loss	(3,479)	(122)	(2,322)	(4,409)	(10,332)
Earnings per share – basic
Loss from continuing operations	(0.13)	(0.18)	(0.08)	(0.12)	(0.51)
Earnings (loss) from discontinued operations	—	0.18	—	(0.04)	0.14
Net loss	(0.13)	—	(0.08)	(0.16)	(0.37)
Earnings per share – diluted
Loss from continuing operations	(0.13)	(0.18)	(0.08)	(0.12)	(0.51)
Earnings (loss) from discontinued operations	—	0.18	—	(0.04)	0.14
Net loss	(0.13)	—	(0.08)	(0.16)	(0.37)
Fiscal 2010
Net sales	$180,851	$187,442	$179,812	$148,598	$696,703
Gross profit	41,443	48,538	44,567	27,547	162,095
Earnings from continuing operations	7,520	12,689	10,725	283	31,217
Earnings from discontinued operations	—	334	—	191	525
Net earnings	7,520	13,023	10,725	474	31,742
Earnings per share – basic
Earnings from continuing operations	0.27	0.46	0.39	0.02	1.14
Earnings from discontinued operations	—	0.02	—	—	0.02
Net earnings	0.27	0.48	0.39	0.02	1.16
Earnings per share – diluted
Earnings from continuing operations	0.27	0.46	0.39	0.01	1.13
Earnings from discontinued operations	—	0.01	—	0.01	0.02
Net earnings	0.27	0.47	0.39	0.02	1.15

16	Earnings Per Share

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

(In thousands)	2011	2010	2009
Basic earnings per share – weighted common shares outstanding	27,637	27,381	27,746
Weighted common shares assumed upon exercise of stock options	—	66	98
Unvested shares for deferred compensation plans	—	269	337

Diluted earnings per share – weighted common shares and potential common shares outstanding	27,637	27,716	28,181

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common shares	—	1,160	933

Due to the net loss in fiscal 2011, there was no dilutive impact from unvested shares.

17	Business Segments Data

The Company’s segments are aligned to match the markets they serve. They are Architectural Products and Services (Architectural) and Large-Scale Optical Technologies (LSO). The Architectural segment designs, engineers, fabricates, installs, maintains and renovates the walls of glass and windows comprising the outside skin of commercial and institutional buildings. The LSO segment manufactures value-added glass and acrylic products for the custom picture framing market.

The following table presents certain data for our two segments, and consolidated data, for fiscal 2011, 2010 and 2009.

(In thousands)	2011	2010	2009
Net Sales from continuing operations
Architectural	$507,392	$626,007	$854,034
Large-scale optical	75,426	70,707	71,476
Intersegment elimination	(41)	(11)	(8)

Total	$582,777	$696,703	$925,502

Operating (Loss) Income from continuing operations
Architectural	$(37,668)	$31,591	$64,693
Large-scale optical	20,540	16,870	16,897
Corporate and other	(3,844)	(3,031)	(3,935)

Total	$(20,972)	$45,430	$77,655

Depreciation and Amortization from continuing operations
Architectural	$21,791	$22,541	$24,018
Large-scale optical	4,694	4,792	3,629
Corporate and other	1,733	2,268	1,660

Total	$28,218	$29,601	$29,307

Capital Expenditures from continuing operations
Architectural	$5,819	$5,238	$43,359
Large-scale optical	652	2,528	8,189
Corporate and other	2,655	1,999	3,636

Total	$9,126	$9,765	$55,184

Identifiable Assets
Architectural	$340,045	$321,594	$389,819
Large-scale optical	65,291	67,314	72,990
Corporate and other	110,031	137,946	64,875

Total	$515,367	$526,854	$527,684

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Apogee’s export net sales from domestic operations of $79.4 million for fiscal 2011 were approximately 14 percent of consolidated net sales, export net sales of $68.3 million for fiscal 2010 were approximately 10 percent of consolidated net sales, and export sales of $73.2 million for fiscal 2009 were less than 10 percent of consolidated net sales. GlassecViracon’s sales of $3.7 million were approximately one percent of net sales. No single customer, including government agencies, accounts for 10 percent or more of consolidated net sales.

Segment operating income is equal to net sales less cost of sales and operating expenses. Operating income does not include provision for interest expense or income taxes. Corporate and other includes miscellaneous corporate activity not allocable to business segments.

Included in the identifiable assets for Corporate and other are the short-term investments and marketable securities available for sale at corporate and at the Company’s wholly-owned insurance subsidiary of $26.9 million in fiscal 2011, $78.1 million in fiscal 2010 and $34.2 million in fiscal 2009. Also included is $35.8 million of short and long-term restricted investments at Corporate in fiscal 2011. Long-lived assets of $10.4 million for GlassecViracon are included in the Architectural segment at February 26, 2011.

18	Commitments and Contingent Liabilities

Operating lease commitments. As of February 26, 2011, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Total minimum payments	$4,609	$4,180	$3,158	$2,400	$2,365	$2,634	$19,346

Total rental expense was $10.1 million, $14.9 million and $20.9 million in fiscal 2011, 2010 and 2009, respectively.

At February 26, 2011, the Company had one sale and leaseback agreement for a building that provides an option to purchase the building at projected future fair market value upon expiration of the lease in 2014. The lease is classified as an operating lease in accordance with applicable financial accounting standards. The Company has a deferred gain of $0.3 million under this sale and leaseback transaction, which is included in the balance sheet caption as accrued expenses and other long-term liabilities. The average annual lease payment over the life of the remaining lease is $0.4 million.

Subsequent to fiscal year-end, the Company entered into an agreement for the sale and leaseback of equipment for a sale price of $10.3 million. Under the sale and leaseback agreement, the Company has an option to purchase the equipment at projected future fair market value upon expiration of the lease, which occurs in fiscal 2019. The lease will be classified as an operating lease.

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to provide a surety or performance bond that commits payments to its customers for any non-performance by the Company. At February 26, 2011, $105.9 million of the Company’s backlog was bonded by performance bonds with a face value of $311.0 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to pay on these performance-based bonds with respect to any of the current portfolio of businesses.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends and for specific sales credits as they become known and estimatable. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

(In thousands)	2011	2010
Beginning warranty accrual	$4,996	$5,073
Additional accruals	11,583	5,562
Claims paid	(6,692)	(5,639)

Ending warranty accrual	$9,887	$4,996

During fiscal 2011, the Company experienced a high level of architectural glass product quality issues, including quality issues resulting from a vendor-supplied material. This higher level of activity impacted fiscal 2011 warranty expenses and year-end accruals, for items identified but not yet resolved. The impact of this activity is largely reported in cost of sales for the year.

Letters of credit. At February 26, 2011, the Company had ongoing letters of credit related to its construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company was obligated as of February 26, 2011 was approximately $24.3 million. The Company’s total availability under its $80.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of February 26, 2011, no letters of credit had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. At February 26, 2011, these obligations totaled $12.4 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of February 26, 2011, future payments of $1.6 million were committed under such agreements.

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

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained on page 31 in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

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

The other information required by this item, other than the information set forth in Part I above under the heading “Executive Officers of the Registrant,” is set forth under the headings “Proposal 1: Election of Directors,”

“Corporate Governance – Procedures for Shareholder Recommendations or Nominations of Director Candidates,” “Corporate Governance – Board and Board Committee Membership and Meetings,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 22, 2011, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end (our 2011 Proxy Statement). This information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation” and “Non-Employee Director Compensation” in our 2011 Proxy Statement. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the headings “Proposal 4: Approval of Amendments to the Apogee Enterprises, Inc. 2009 Stock Incentive Plan – Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our 2011 Proxy Statement. This information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board Independence” in our 2011 Proxy Statement. This information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the headings “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm – Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “– Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in our 2011 Proxy Statement. This information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as a part of this report:

1.	Financial Statements – The consolidated financial statements listed below are set forth in Item 8 of Part II of this report.

Consolidated Balance Sheets as of February 26, 2011 and February 27, 2010

Consolidated Results of Operations for the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

Consolidated Statements of Cash Flows for the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

Consolidated Statements of Shareholders’ Equity for the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules – Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Acquisition	Charged to Costs and Expenses	Deductions from Reserves (1)	Balance at End of Period
Allowances for doubtful receivables
For the year ended Feb. 26, 2011	$1,585	$356	$900	$107	$2,734
For the year ended Feb. 27, 2010	2,074	—	446	935	1,585
For the year ended Feb. 28, 2009	1,743	—	1,684	1,353	2,074

(1)	Net of recoveries

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits – See Item (b) below.

b)	Exhibits marked with an asterisk (*) identify each management contract or compensatory plan or arrangement. Exhibits marked with a pound sign (#) are filed herewith. The remainder of the exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference.

Exhibit No.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

3.2	Amended and Restated Bylaws of Apogee Enterprises, Inc., as amended through January 24, 2006. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 30, 2006.

4.1	Specimen certificate for shares of common stock of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 4A to Registrant’s Annual Report on Form 10-K for the year ended March 2, 2002.

4.2	Amended and Restated Rights Agreement dated November 12, 2001, between Registrant and The Bank of New York. Incorporated by reference to Exhibit 1 to Registrant’s Form 8-A/A filed on November 30, 2001.

4.3	Amendment No. 1, dated as of June 24, 2010, to Amended and Restated Rights Agreement, dated as of November 12, 2001, between Apogee Enterprises, Inc. and The Bank of New York Mellon f/k/a The Bank of New York, as Rights Agent. Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 25, 2010.

4.4	Amendment No. 2, dated as of April 25, 2011, to Amended and Restated Rights Agreement, dated as of November 12, 2001, between Apogee Enterprises, Inc. and The Bank of New York Mellon f/k/a The Bank of New York, as Rights Agent. Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 27, 2011.

10.1*	1997 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit A of Registrant’s proxy statement for the 1997 Annual Meeting of Shareholders filed on May 16, 1997.

10.2*	Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement), First Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement) and Second Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement). Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 29, 2008.

10.3*	Third Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement). Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on October 15, 2008.

10.4	Stock Purchase Agreement dated November 10, 1998 between Apogee Enterprises, Inc. and CompuDyne Corporation. Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on November 12, 1998.

10.5	Stock Purchase Agreement between the Registrant and CH Holdings, Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on April 23, 1999.

10.6*	Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 17, 2006.

10.7*	First Amendment of Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.8*	Second Amendment of Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

10.9	Limited Liability Company Agreement dated June 13, 2000, between PPG Industries, Inc. and the Registrant. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on August 1, 2000.

10.10*	Apogee Enterprises, Inc. Amended and Restated 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2006.

10.11*	Apogee Enterprises, Inc. Amended and Restated Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2007.

10.12*	Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of May 1, 2003). Incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

10.13*	First Amendment of Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of May 1, 2003). Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.14*	Form of Stock Appreciation Rights Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 19, 2005.

10.15*	Apogee Enterprises, Inc. Non-Employee Director Charitable Matching Contribution Program. Incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the year-ended February 26, 2005.

10.16*	Form of Non-Employee Director Stock Option Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 16, 2005.

10.17*	Form of Performance Share Agreement (2006) under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year-ended February 25, 2006.

10.18*	Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on October 17, 2006.

10.19*	First Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 15, 2008.

10.20*	Second Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.21*	Third Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on October 12, 2010.

10.22*	Fourth Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on January 6, 2011.

10.23*	Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on October 17, 2006.

10.24*	First Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on October 15, 2008.

10.25*	Second Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.26*	Third Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on January 6, 2011.

10.27*	Apogee Enterprises, Inc. 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 filed on June 24, 2009.

10.28*	Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed on June 24, 2009.

10.29*	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on June 30, 2009.

10.30*	Form of Bonus Pool Award Agreement under the Apogee Enterprises, Inc. Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

10.31*	Form of Performance Share Unit Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

10.32*	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

10.33*	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K filed on April 28, 2010.

10.34*	Form of Performance Share Unit Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 3, 2010.

10.35*	Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, effective January 1, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 12, 2010.

10.36	Credit Agreement, dated as of January 27, 2011, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders referred to herein, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Comerica Bank, as Documentation Agent and Issuing Lender. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 2, 2011.

10.37*	Form of Change in Control Severance Agreement between Apogee Enterprises, Inc. and certain senior executive officers of the Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 3, 2011.

10.38*	Separation Agreement and Release of All Claims between Apogee Enterprises, Inc. and Gregory A. Silvestri dated March 11, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 17, 2011.

10.39*	Description of Russell Huffer’s transition compensation arrangement. Incorporated by reference to Item 5.02 of Registrant’s Current Report on Form 8-K filed on January 20, 2011.

21#	Subsidiaries of the Registrant.

23#	Consent of Deloitte & Touche LLP.

31.1#	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2#	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2011.

APOGEE ENTERPRISES, INC.

By:	/s/ Russell Huffer
Russell Huffer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 27, 2011.

Signature	Title	Signature	Title

/s/ Russell Huffer	President,	/s/ James S. Porter	CFO (Principal
Russell Huffer	CEO and Director (Principal Executive Officer)	James S. Porter	Financial and Accounting Officer)

/s/ Bernard P. Aldrich	Chairman	/s/ Robert J. Marzec	Director
Bernard P. Aldrich		Robert J. Marzec

/s/ Jerome L. Davis	Director	/s/ Stephen C. Mitchell	Director
Jerome L. Davis		Stephen C. Mitchell

/s/ Sara L. Hays	Director	/s/ Richard V. Reynolds	Director
Sara L. Hays		Richard V. Reynolds

/s/ John T. Manning	Director	/s/ David E. Weiss	Director
John T. Manning		David E. Weiss