Form 10-Q
period 2011-05-28
APOGEE ENTERPRISES, INC.
filed 2011-07-07
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-6365

APOGEE ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0919654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 West 78th Street, Suite 520	55435
(Address of principal executive offices)	(Zip Code)

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

☐    Yes  ☒     No

As of June 30, 2011, 28,110,259 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	May 28, 2011	February 26, 2011
Assets
Current assets
Cash and cash equivalents	$10,110	$24,302
Short-term investments	8,465	11,163
Restricted short-term investments	24,467	25,086
Receivables, net of allowance for doubtful accounts	106,749	100,967
Inventories	38,348	32,608
Refundable income taxes	11,560	11,567
Deferred tax assets	4,202	5,180
Other current assets	3,093	3,050

Total current assets	206,994	213,923

Property, plant and equipment, net	170,809	179,201
Marketable securities available for sale	14,959	15,709
Restricted investments	10,720	10,717
Goodwill	66,448	66,273
Intangible assets	19,099	19,655
Other assets	11,967	9,889

Total assets	$500,996	$515,367

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$37,073	$34,943
Accrued payroll and related benefits	15,054	20,140
Accrued self-insurance reserves	4,681	6,330
Other accrued expenses	22,498	24,117
Current liabilities of discontinued operations	775	4,023
Billings in excess of costs and earnings on uncompleted contracts	19,553	23,406
Current portion long-term debt	988	987

Total current liabilities	100,622	113,946

Long-term debt	21,280	21,442
Unrecognized tax benefits	11,840	13,848
Long-term self-insurance reserves	9,567	9,270
Deferred tax liabilities	8,961	9,132
Other long-term liabilities	24,680	19,410
Liabilities of discontinued operations	618	642

Commitments and contingent liabilities (Note 12)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,061,851 and 28,104,627, respectively	9,354	9,368
Additional paid-in capital	109,219	108,991
Retained earnings	205,155	210,203
Common stock held in trust	(751)	(751)
Deferred compensation obligations	751	751
Accumulated other comprehensive loss	(300)	(885)

Total shareholders’ equity	323,428	327,677

Total liabilities and shareholders’ equity	$500,996	$515,367

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended
(In thousands, except per share data)	May 28, 2011	May 29, 2010
Net sales	$153,338	$143,028
Cost of sales	129,652	124,192

Gross profit	23,686	18,836
Selling, general and administrative expenses	27,114	24,977

Operating loss	(3,428)	(6,141)
Interest income	277	318
Interest expense	309	140
Other income, net	3	39

Loss before income taxes	(3,457)	(5,924)
Income tax benefit	(1,280)	(2,445)

Net loss	$(2,177)	$(3,479)

Loss per share – basic	$(0.08)	$(0.13)

Loss per share – diluted	$(0.08)	$(0.13)

Weighted average basic shares outstanding	27,862	27,638
Weighted average diluted shares outstanding	27,862	27,638

Cash dividends declared per common share	$0.0815	$0.0815

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
(In thousands)	May 28, 2011	May 29, 2010
Operating Activities
Net loss	$(2,177)	$(3,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,022	6,973
Stock-based compensation	410	1,031
Deferred income taxes	403	(456)
Gain on disposal of assets	(203)	(131)
Other, net	74	65
Changes in operating assets and liabilities:
Receivables	(5,686)	(2,291)
Inventories	(5,698)	(5,307)
Accounts payable and accrued expenses	(8,882)	(20,229)
Billings in excess of costs and earnings on uncompleted contracts	(3,853)	(1,105)
Refundable and accrued income taxes	(1,903)	(5,424)
Other, net	(43)	7

Net cash used in continuing operating activities	(20,536)	(30,346)

Investing Activities
Capital expenditures	(1,614)	(2,132)
Proceeds from sales of property, plant and equipment	10,306	133
Acquisition of intangibles	—	(10)
Sales (purchases) of restricted investments	619	(11,839)
Purchases of short-term investments and marketable securities	(6,341)	(17,826)
Sales/maturities of short-term investments and marketable securities	8,954	16,147
Investments in life insurance policies	(1,435)	—

Net cash provided by (used in) investing activities	10,489	(15,527)

Financing Activities
Net proceeds from issuance of debt	—	12,000
Payments on debt	(200)	—
Payments on debt issue costs	(32)	(262)
Shares withheld for taxes, net of stock issued to employees	(658)	(926)

Net cash (used in) provided by financing activities	(890)	10,812

Cash Flows of Discontinued Operations
Net cash used in operating activities	(3,272)	(78)

Net cash used in discontinued operations	(3,272)	(78)

Decrease in cash and cash equivalents	(14,209)	(35,139)
Effect of exchange rate on cash	17	—
Cash and cash equivalents at beginning of year	24,302	46,929

Cash and cash equivalents at end of period	$10,110	$11,790

Noncash Activity
Capital expenditures in accounts payable	$174	$645
Dividends in accounts payable	2,287	2,287

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 26, 2011. The results of operations for the three-month period ended May 28, 2011, are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 28, 2011 and February 26, 2011, and the results of operations and cash flows for the three-month periods ended May 28, 2011 and May 29, 2010.

The Company’s fiscal year ends on the Saturday closest to the last day of February. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

The results of GlassecViracon are reported on a two-month lag. There were no significant intervening events at GlassecViracon which would have materially affected our consolidated financial statements had they been recorded during the three months ended May 28, 2011.

In connection with preparing the unaudited consolidated financial statements for the three months ended May 28, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the consolidated financial statements.

2.	New Accounting Standards

In January 2010, the Financial Accounting Standards Board amended U.S. GAAP with respect to disclosures about fair value measurements. The amendments add new requirements for disclosures about transfers into and out of Levels 1 and 2, and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The amendments were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of the additional disclosures required for Level 3 fair value measurements in the first quarter of fiscal 2012 had no impact on the Company’s fair value disclosures (see Note 6).

No other new accounting pronouncements issued or effective during the first three months of fiscal 2012 have had or are expected to have a material impact on the consolidated financial statements.

3.	Stock-Based Compensation

Stock Incentive Plan

The 2009 Stock Incentive Plan, the 2009 Non-Employee Director Stock Incentive Plan, the 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan (the Plans) provide for the issuance of 1,888,000; 250,000; 3,400,000; and 2,500,000 shares, respectively, for various forms of stock-based compensation to employees and non-employee directors. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights (SARs), are granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. Nonvested share awards and nonvested share unit awards are also included in these Plans. Outstanding options issued to employees generally vested over a four-year period, outstanding SARs vested over a three-year period and outstanding options issued to non-employee directors vested at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards and nonvested share unit awards generally vest over a two, three or four-year period.

The 2002 Omnibus Stock Incentive Plan was terminated in June 2009 and the 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under either of these plans, although exercises of SARs and options, and vesting of nonvested share awards previously granted thereunder will still occur in accordance with the terms of the various grants.

Total stock-based compensation expense included in the results of operations for the three months ended May 28, 2011 and May 29, 2010, was $0.4 million and $1.0 million, respectively. Cash proceeds from the exercise of stock options were $0.1 million and $0.2 million for the three months ended May 28, 2011 and May 29, 2010, respectively.

There were no options or SARs issued in the first three months of fiscal 2012 or 2011. The aggregate intrinsic value of these securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised was minimal during the three months ended May 28, 2011 and was $0.1 million during the three months ended May 29, 2010.

The following table summarizes the award transactions under the Plans for the three months ended May 28, 2011:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at Feb. 26, 2011	1,477,324	$17.81
Awards exercised	(11,400)	9.98
Awards canceled	(9,200)	19.04

Outstanding at May 28, 2011	1,456,724	$17.86	4.4years	$464,527

Exercisable at May 28, 2011	1,456,724	$17.86	4.4years	$464,527

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

The following table summarizes the nonvested share award transactions, including performance shares and performance share units, under the Plans for the three months ended May 28, 2011:

	Nonvested Share Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 26, 2011	921,565	$14.54
Granted(1)	220,084	14.12
Vested	(156,882)	16.62
Canceled	(137,957)	17.94

Nonvested at May 28, 2011(2)	846,810	$13.49

(1)	Includes 117,765 performance share units granted for the fiscal 2012-2014 performance period at target levels.
(2)	Includes a total of 452,314 performance share units granted and outstanding at target level for fiscal 2010-2012, 2011-2013 and 2012-2014.

At May 28, 2011, there was $7.1 million of total unrecognized compensation cost related to nonvested share and performance share unit awards, which is expected to be recognized over a weighted average period of approximately 23 months. The total fair value of shares vested during the current period was $2.2 million.

4.	Earnings per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended
(In thousands)	May 28, 2011	May 29, 2010
Basic earnings per share – weighted common shares outstanding	27,862	27,638

Diluted earnings per share – weighted common shares and potential common shares outstanding	27,862	27,638

Loss per share – basic	$(0.08)	$(0.13)
Loss per share – diluted	(0.08)	(0.13)

Stock options excluded from the calculation of earnings per share because the exercise price was greater than the average market price of the common shares	1,126	991

Due to the net loss, there was no dilutive impact from unvested shares in the first quarter of fiscal 2012 or 2011.

5.	Inventories

(In thousands)	May 28, 2011	Feb. 26, 2011
Raw materials	$14,099	$12,244
Work-in-process	9,994	7,807
Finished goods	12,714	11,182
Costs and earnings in excess of billings on uncompleted contracts	1,541	1,375

Total inventories	$38,348	$32,608

6.	Financial Assets

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

Financial assets and liabilities measured at fair value as of May 28, 2011 and February 26, 2011, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
May 28, 2011
Cash equivalents
Money market funds	$2,510	$—	$—	$2,510

Total cash equivalents	2,510	—	—	2,510

Short-term investments
Municipal bonds	$—	$8,465	$—	$8,465

Total short-term investments	—	8,465	—	8,465

Marketable securities available for sale
Municipal bonds	$—	$14,959	$—	$14,959

Total marketable securities available for sale	—	14,959	—	14,959

Restricted investments
Money market funds	$35,187	$—	$—	$35,187

Total restricted investments	35,187	—	—	35,187

Other investments
Mutual funds	$960	$—	$—	$960

Total other investments	960	—	—	960

Total assets and liabilities at fair value	$38,657	$23,424	$—	$62,081

February 26, 2011
Cash equivalents
Money market funds	$13,787	$—	$—	$13,787

Total cash equivalents	13,787	—	—	13,787

Short-term investments
Variable rate demand notes	$—	$7,300	$—	$7,300
Municipal bonds	—	3,863	—	3,863

Total short-term investments	—	11,163	—	11,163

Marketable securities available for sale
Municipal bonds	$—	$15,709	$—	$15,709

Total marketable securities available for sale	—	15,709	—	15,709

Restricted investments
Money market funds	$35,803	$—	$—	$35,803

Total restricted investments	35,803	—	—	35,803

Total assets and liabilities at fair value	$49,590	$26,872	$—	$76,462

Cash equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are held at fair value based on quoted market prices, which approximates stated cost.

Short-term investments

The Company has short-term investments of $8.5 million as of May 28, 2011, consisting of municipal bonds. The Company classifies these short-term investments as “available-for-sale” and they are carried at fair market value based on prices from recent trades of similar securities.

Marketable securities available for sale

The Company has $15.0 million of marketable securities available for sale, $13.4 million of which are held by the Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd. (Prism). Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available-for-sale,” are carried at fair value and are reported as marketable securities available for sale in the consolidated balance sheet. Unrealized gains and losses are reported in accumulated other comprehensive loss, net of income taxes, until the investments are sold or upon impairment. These investments are carried at fair value based on prices from recent trades of similar securities.

Restricted investments

The Company has $24.5 million of current restricted investments consisting of money market funds that were required to be made available to cover our exposure for letters of credit outside of our revolving credit facility and credit-card programs. The Company has $10.7 million of long-term restricted investments consisting of money market funds, which are short-term in nature but are restricted for future investment in the Company’s architectural glass fabrication facility in Utah, and are therefore classified as long-term. The restricted investments are held at fair value based on quoted market prices, which approximates stated cost.

Other investments

The Company has $1.0 million of investments in mutual funds with the intention of utilizing them as a long-term funding source for the Company’s deferred compensation plan. The mutual fund investments are held at fair value, based on quoted market prices.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at May 28, 2011 and February 26, 2011, are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
May 28, 2011
Municipal bonds	$23,329	$383	$(288)	$23,424

Total investments	$23,329	$383	$(288)	$23,424

February 26, 2011
Variable rate demand notes	$7,300	$—	$—	$7,300
Municipal bonds	19,619	313	(360)	19,572

Total investments	$26,919	$313	$(360)	$26,872

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The following table presents the length of time that available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of May 28, 2011:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$5,847	$(37)	$999	$(251)	$6,846	$(288)

Total investments	$5,847	$(37)	$999	$(251)	$6,846	$(288)

The amortized cost and estimated fair values of investments at May 28, 2011, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$8,459	$8,465
Due after one year through five years	5,576	5,844
Due after five years through 10 years	4,982	5,048
Due after 10 years through 15 years	2,087	2,091
Due beyond 15 years	2,225	1,976

Total	$23,329	$23,424

There were immaterial amounts of realized gains and realized losses during the three-month periods of fiscal 2012 and 2011.

7.	Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment as of the three months ended May 28, 2011, is detailed below.

(In thousands)	Architectural	Large-Scale Optical	Total
Balance at February 26, 2011	$55,716	$10,557	$66,273
Foreign currency translation	175	—	175

Balance at May 28, 2011	$55,891	$10,557	$66,448

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	May 28, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$2,795	$(1,613)	$—	$1,182
Non-compete agreements	6,822	(4,902)	15	1,935
Customer relationships	16,069	(7,289)	86	8,866
Purchased intellectual property	8,559	(1,504)	61	7,116

Total	$34,245	$(15,308)	$162	$19,099

	February 26, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$2,763	$(1,534)	$—	$1,229
Non-compete agreements	6,803	(4,712)	19	2,110
Customer relationships	15,966	(6,906)	103	9,163
Purchased intellectual property	8,487	(1,406)	72	7,153

Total	$34,019	$(14,558)	$194	$19,655

Amortization expense on these identifiable intangible assets was $0.8 million and $0.6 million for the three months ended May 28, 2011 and May 29, 2010, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At May 28, 2011, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2012 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016
Estimated amortization expense	$2,457	$2,801	$2,072	$1,568	$1,321

8.	Long-Term Debt

The Company maintains an $80.0 million revolving credit facility, which expires in January 2014. No borrowings were outstanding as of May 28, 2011 or February 26, 2011. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at May 28, 2011 was $267.1 million, whereas the Company’s net worth as defined in the credit facility was $323.4 million. The credit facility also requires that the Company maintain an adjusted debt-to-EBITDA ratio of not more than 2.75. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, the Company reduces non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term investments in excess of $15 million. The Company’s ratio was 0.00 at May 28, 2011. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At May 28, 2011, the Company was in compliance with the financial covenants of the credit facility.

Long-term debt at May 28, 2011 and February 26, 2011, consists of $12.0 million of recovery zone facility bonds, $8.4 million of industrial development bonds, and other debt assumed as part of the Glassec acquisition. The industrial development and recovery zone facility bonds mature in fiscal years 2021 through 2036, and the other debt matures in fiscal years 2012 through 2021.

Interest payments were $0.2 million and $0.1 million for the three-month periods ended May 28, 2011 and May 29, 2010, respectively.

9.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officers’ Supplemental Executive Retirement Plan (SERP) and Tubelite, Inc. Hourly Employees’ Pension Plan (Tubelite Plan) for the three-month periods ended May 28, 2011 and May 29, 2010, were as follows:

	Three months ended
(In thousands)	May 28, 2011	May 29, 2010
Interest cost	$164	$166
Expected return on assets	(54)	(56)
Amortization of unrecognized net loss	30	30

Net periodic benefit cost	$140	$140

The Company maintains a deferred compensation plan that allows participants to defer compensation and assist in saving for retirement and other short-term needs. The deferred compensation liability was $2.4 million at May 28, 2011 and is included in other long-term liabilities in the consolidated balance sheet. The deferred compensation plan has historically been unfunded. In the first quarter of fiscal 2012, the Company invested in corporate-owned life insurance policies (COLI) of $1.4 million and mutual funds of $1.0 million with the intention of utilizing them as a long-term funding source for the deferred compensation plan. The COLI assets are recorded at their net cash surrender values and are included in other non-current assets in the consolidated balance sheet. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

10.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, Brazil and various U.S. state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2008 or state and local income tax examinations for years prior to fiscal 2005. During the first quarter of fiscal 2012, the Company entered into an administrative appeals agreement with the IRS to conclude the federal audit for fiscal years 2004 through 2007. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2007, and there is currently very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions and Brazil.

The total gross liability for unrecognized tax benefits at May 28, 2011 and February 26, 2011, was approximately $11.8 million and $13.8 million, respectively. The decrease in the unrecognized tax benefits was due to reducing liabilities upon entering into the agreement for fiscal years 2004 through 2007 noted above. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. The total liability for unrecognized tax benefits is expected to decrease by approximately $2.1 million during the next 12 months due to the lapsing of statutes.

11.	Discontinued Operations

In several transactions in fiscal years 1998 through 2000, the Company completed the sale of its large-scale domestic curtainwall business, the sale of the Company’s detention/security business and its exit from international curtainwall operations. In the first quarter of fiscal 2012, the Company paid $3.0 million for resolution of an outstanding legal claim related to a foreign discontinued operation, which was fully reserved in discontinued operations at the end of fiscal 2011. The remaining estimated cash expenditures related to discontinued operations are recorded as liabilities of discontinued operations and cover warranty issues relating to domestic and international construction projects that the Company expects will be resolved over the next five years.

(In thousands)	May 28, 2011	February 26, 2011
Summary Balance Sheets of Discontinued Businesses
Accounts payable and accrued liabilities	$775	$4,023
Long-term liabilities	618	642

12.	Commitments and Contingent Liabilities

Operating lease commitments. As of May 28, 2011, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Thereafter	Total
Total minimum payments	$5,657	$6,085	$4,872	$4,054	$4,015	$5,243	$29,926

In the first quarter of fiscal 2012, the Company entered into an agreement for the sale and leaseback of equipment for a sale price of $10.3 million. Under the sale and leaseback agreement, the Company has an option to purchase the equipment at projected future fair market value upon expiration of the lease, which occurs in fiscal 2018. The lease is classified as an operating lease. The Company has a deferred gain of $6.6 million under this sale and leaseback transaction, which is included in the balance sheet caption as other accrued expenses and other long-term liabilities. The average annual lease payment over the life of the remaining lease is $1.6 million.

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to provide a surety or performance bond that commits payments to its customers for any non-performance by the Company. At May 28, 2011, $115.0 million of the Company’s backlog was bonded by performance bonds with a face value of $337.8 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to pay on these performance-based bonds with respect to any of the current portfolio of businesses.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends and for specific sales credits as they become known and estimable. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

	Three months ended
(In thousands)	May 28, 2011	May 29, 2010
Balance at beginning of period	$9,887	$4,996
Additional accruals	903	1,537
Claims paid	(2,362)	(1,180)

Balance at end of period	$8,428	$5,353

Letters of credit. At May 28, 2011, the Company had ongoing letters of credit related to its construction contracts and certain industrial development and recovery zone facility bonds. The total value of letters of credit under which the Company was obligated as of May 28, 2011, was approximately $23.0 million. The Company’s total availability under its $80.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of May 28, 2011, none of the existing letters of credit had been issued under the credit facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of May 28, 2011, these obligations totaled $11.0 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of May 28, 2011, future payments of $1.5 million were committed under such agreements.

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

13.	Comprehensive Earnings

	Three months ended
(In thousands)	May 28, 2011	May 29, 2010
Net loss	$(2,177)	$(3,479)
Unrealized gain (loss) on short-term investments and marketable securities, net of $49 and $(37) tax expense (benefit), respectively	93	(65)
Foreign currency translation adjustments	492	—

Comprehensive loss	$(1,592)	$(3,544)

14.	Segment Information

The following table presents sales and operating income data for the Company’s two segments, and on a consolidated basis, for the three months ended May 28, 2011, as compared to the corresponding period a year ago.

	Three months ended
(In thousands)	May 28, 2011	May 29, 2010
Net Sales from Continuing Operations
Architectural	$135,287	$126,368
Large-Scale Optical	18,052	16,662
Intersegment eliminations	(1)	(2)

Net sales	$153,338	$143,028

Operating (Loss) Income from Continuing Operations
Architectural	$(7,053)	$(8,644)
Large-Scale Optical	4,632	3,358
Corporate and other	(1,007)	(855)

Operating loss	$(3,428)	$(6,141)

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

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

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended February 26, 2011 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three-month periods of the current and prior fiscal years.

	Three months ended
(Percent of net sales)	May 28, 2011	May 29, 2010
Net sales	100.0%	100.0%
Cost of sales	84.6	86.8

Gross profit	15.4	13.2
Selling, general and administrative expenses	17.6	17.5

Operating loss	(2.2)	(4.3)
Interest income	0.1	0.2
Interest expense	0.2	—
Other income, net	—	—

Loss before income taxes	(2.3)	(4.1)
Income tax benefit	(0.9)	(1.7)

Net loss	(1.4)%	(2.4)%

Effective tax rate for continuing operations	37.0%	41.3%

Highlights of First-Quarter Fiscal 2012 Compared to First-Quarter Fiscal 2011

•

Consolidated net sales increased $10.3 million, or 7.2 percent, for the first quarter ended May 28, 2011, compared to the prior-year period. The primary increase in the quarter was due to the addition of the GlassecViracon business, which accounted for 5.0 percentage points of the increase. We also grew the window and storefront businesses and had increased volume in our picture framing business, more than offsetting declines in glass fabrication exports.

•

Gross profit as a percent of sales for the quarter ended May 28, 2011, increased to 15.4 percent from 13.2 percent in the prior-year period, an increase of 2.2 percentage points. The increase in gross margins was primarily due to the margin impact from revenue growth in the window and storefront businesses, and a strong mix of value-added products in our picture framing business, partially offset by lower margin work in the installation business.

•

Selling, general and administrative expenses for the first quarter increased by $2.1 million, and remained relatively flat as a percent of net sales at 17.6 percent compared to 17.5 percent in the prior-year period. The $2.1 million increase in spending primarily relates to the impact of the addition of the GlassecViracon business. Increased commissions and advertising expenses as a result of increasing sales and backlog also contributed to the increase in spending.

Segment Analysis

The following table presents sales and operating income data for our two segments and on a consolidated basis for the three-month period ended May 28, 2011, when compared to the corresponding period a year ago.

	Three months ended
(In thousands)	May 28, 2011	May 29, 2010	% Change
Net Sales from Continuing Operations
Architectural	$135,287	$126,368	7.1%
Large-Scale Optical	18,052	16,662	8.3
Intersegment eliminations	(1)	(2)	NM

Net sales	$153,338	$143,028	7.2%

Operating (Loss) Income from Continuing Operations
Architectural	$(7,053)	$(8,644)	18.4%
Large-Scale Optical	4,632	3,358	37.9
Corporate and other	(1,007)	(855)	(17.8)

Operating loss	$(3,428)	$(6,141)	44.2%

NM = not meaningful

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•

First-quarter net sales of $135.3 million increased 7.1 percent over the prior-year period, primarily due to the addition of GlassecViracon, as well as increased revenues in the window and storefront businesses as a result of growth in market share, which more than offset declines in glass fabrication exports.

•

Operating loss was $7.1 million in the current quarter, compared to $8.6 million in the prior-year period. The lower operating loss in the current year as compared to the prior year was due to the margin impact of revenue growth in the window and storefront businesses, offset by lower margin work in the installation business. The quarter loss was driven by low pricing on architectural glass fabrication projects bid at the bottom of the commercial construction cycle as well as low architectural glass capacity utilization.

•

Architectural backlog at May 28, 2011 increased to $247.0 million from $214.9 million in the prior-year period and from $237.2 million reported at the end of fiscal 2011. Bidding activity has remained solid; however, bid-to-award and contract timing continues to be slow. We expect approximately $175 million of the May 28, 2011, backlog to flow during the remainder of fiscal 2012.

Large-Scale Optical Technologies (LSO)

•	First quarter revenues were $18.1 million, up 8.3 percent over the prior-year period. The increase was due to higher volume and mix of value-added picture framing products.

•

Operating income of $4.6 million in the quarter was up 37.9 percent over the prior-year period, and operating margins increased to 25.7 percent from 20.2 percent in the prior-year period. The increase in operating income and margins was due to the continuing improvement of overall mix of value-added products, increased volume and strong operating performance.

Consolidated Backlog

•	At May 28, 2011, our consolidated backlog was $248.4 million, up 14.6 percent over the prior-year period and up 4.2 percent compared to the $238.4 million reported at the end of fiscal 2011.

•	The backlog of the Architectural segment represented more than 99 percent of consolidated backlog.

•

We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of our ultimate profitability, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Discontinued Operations

In several transactions in fiscal years 1998 through 2000, we completed the sale of our large-scale domestic curtainwall business, the sale of our detention/security business and the exit from international curtainwall operations. In the first quarter of fiscal 2012, we paid $3.0 million for resolution of an outstanding legal claim related to a foreign discontinued operation, which was fully reserved in discontinued operations at the end of fiscal 2011. The remaining estimated cash expenditures related to discontinued operations are recorded as liabilities of discontinued operations and cover warranty issues relating to domestic and international construction projects that we expect to be resolved over the next five years.

Liquidity and Capital Resources

	Three months ended
(Cash effect, in thousands)	May 28, 2011	May 29, 2010
Net cash used in continuing operating activities	$(20,536)	$(30,346)
Proceeds from sales of property, plant and equipment	10,306	133
Capital expenditures	(1,614)	(2,132)
Sales (purchases) of restricted investments	619	(11,839)
Net sales (purchases) of short-term investments and marketable securities	2,613	(1,679)
Net change in borrowings	(200)	12,000

Operating activities. Cash used by operating activities of continuing operations was $20.5 million for the first three months of fiscal 2012, compared to $30.3 million in the prior-year period. We experience seasonally high cash outflow from operations in the first quarter as a result of payments made to fund annual incentive compensation, retirement plan contributions and annual insurance premiums which impacted both fiscal 2012 and 2011 operating cash flows.

Non-cash working capital (current assets, excluding cash, short-term investments and short-term restricted investments, less current liabilities), our key metric for measuring working capital efficiency, was $63.3 million at May 28, 2011, or 10.7 percent of last 12-month sales. This compares to 6.8 percent at February 26, 2011 and 7.0 percent at May 29, 2010. The change from year-end and the prior-year period was due to the seasonally high cash outflow mentioned above as well as working capital outflows for current quarter and future growth. As indicated in our Form 10-K for the year ended February 26, 2011, we expected this metric to be negatively impacted during fiscal 2012 as the U.S. commercial construction market improves, requiring more working capital to support increasing business activities.

Investing Activities. Through the first three months of fiscal 2012, investing activities provided $10.5 million of cash, compared to cash used of $15.5 million in the same period last year. The current quarter included $10.3 million in proceeds from the sale and leaseback of equipment. New capital investments through the first three months of fiscal 2012 totaled $1.6 million, down slightly from $2.1 million in the prior-year period. Both current and prior-year spending were primarily for safety and maintenance project expenditures, as well as productivity improvements. The prior year included purchases of restricted investments of $11.8 million related to the funds received as a result of the recovery zone facility bonds that were made available for future investment in our architectural glass fabrication facility in Utah. The net position of our investments for the three-month period resulted in $2.6 million in net sale proceeds as we sold investments to fund current operating activities, versus $1.7 million in net purchases in the prior year.

We expect fiscal 2012 capital expenditures to be less than $20 million, primarily for maintenance and safety related spend.

In the first quarter of fiscal 2012, we invested in corporate-owned life insurance policies (COLI) of $1.4 million with the intention of utilizing them as a long-term funding source for our deferred compensation plan.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings at May 28, 2011, were $22.3 million compared to $22.4 million as of February 26, 2011 and $20.4 million as of May 29, 2010. Long-term debt at May 28, 2011 and February 26, 2011, consists of $12.0 million of recovery zone facility bonds, $8.4 million of industrial development bonds, and other debt assumed as part of the Glassec acquisition. The industrial development and recovery zone facility bonds mature in fiscal years 2021 through 2036 and the other debt matures in fiscal years 2012 through 2021. Our debt-to-total-capital ratio was 6.4 percent at both May 28, 2011 and February 26, 2011.

We maintain an $80.0 million revolving credit facility, which expires in January 2014. No borrowings were outstanding as of May 28, 2011 or February 26, 2011. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at May 28, 2011 was $267.1 million, whereas our net worth as defined in the credit facility was $323.4 million. The credit facility also requires that we maintain an adjusted debt-to-EBITDA ratio of not more than 2.75. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, we reduce non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term investments in excess of $15 million. Our ratio was 0.00 at May 28, 2011. If we are not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At May 28, 2011, we were in compliance with the financial covenants of the credit facility.

We did not pay any dividends during the first quarter of either fiscal 2012 or 2011. This was due to the timing of quarterly dividend payments; although declared, no payments were made in either quarter.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. There were no share repurchases during the first three months of fiscal 2012 or during fiscal 2011. We have purchased a total of 2,004,123 shares, at a total cost of $27.3 million, since the inception of this program. We have remaining authority to repurchase 1,245,877 shares under this program, which has no expiration date.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of May 28, 2011:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2012 Remaining	2013	2014	2015	2016	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$8,400	$8,400
Recovery zone facility bonds	—	—	—	—	—	12,000	12,000
Other debt obligations	988	364	71	71	71	303	1,868
Operating leases (undiscounted)	5,657	6,085	4,872	4,054	4,015	5,243	29,926
Purchase obligations	10,704	264	—	—	—	—	10,968
Other obligations	302	1,225	—	—	—	—	1,527

Total cash obligations	$17,651	$7,938	$4,943	$4,125	$4,086	$25,946	$64,689

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

We have purchase obligations for raw material commitments and capital expenditures. As of May 28, 2011, these obligations totaled $11.0 million.

The other obligations in the table above relate to non-compete and consulting agreements with current and former employees.

We expect to make contributions of $0.5 million to our defined benefit pension plans in fiscal 2012, which will equal or exceed our minimum funding requirements.

As of May 28, 2011, we had $11.8 million and $2.0 million of unrecognized tax benefits and environmental liabilities, respectively. We are unable to reasonably estimate in which future periods these amounts will ultimately be settled.

At May 28, 2011, we had ongoing letters of credit related to construction contracts and certain industrial development and recovery zone facility bonds. The Company’s $8.4 million of industrial revenue bonds are supported by $8.7 million of letters of credit. The $12.0 million of recovery zone facility bonds are supported by $12.3 million of letters of credit. The letters of credit by expiration period were as follows at May 28, 2011:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2012 Remaining	2013	2014	2015	2016	Thereafter	Total
Standby letters of credit	$20,982	$—	$—	$—	$—	$2,000	$22,982

In addition to the above standby letters of credit, which were predominantly issued for our industrial development and recovery zone facility bonds, we are required, in the ordinary course of business, to provide a surety or performance bond that commits payments to our customers for any non-performance by us. At May 28, 2011, $115.0 million of our backlog was bonded by performance bonds with a face value of $337.8 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to pay on these performance-based bonds with respect to any of our current portfolio of businesses.

We self-insure our third-party product liability coverages. As a result, a material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2012, we believe that current cash on hand, cash generated from operating activities and available capacity under our committed revolving credit facility will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments. We have total cash and unrestricted short-term investments of $18.6 million at May 28, 2011 and $80.0 million of available capacity under our revolving credit facility. We believe that this will provide us with the financial strength to work through the ongoing weak market conditions and to focus on our growth strategy for the recovery.

Outlook

Although we continue to face an unprecedented level of uncertainty in our Architectural segment market, we believe we are at the bottom of the commercial construction cycle. The following statements are based on our current expectations for full-year fiscal 2012 results. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to increase by at least 10 percent.

•	We anticipate being slightly profitable for the year.

•	Full-year maintenance capital expenditures are projected to be less than $20 million.

Related Party Transactions

No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

Critical Accounting Policies

No material changes have occurred in the disclosure of our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred to the disclosures of quantitative and qualitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

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

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 28, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

There were no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
Feb. 27, 2011 through March 26, 2011	—	$ —	—	1,245,877
March 27, 2011 through April 23, 2011	1,923	13.41	—	1,245,877
April 24, 2011 through May 28, 2011	56,642	14.29	—	1,245,877
Total	58,565	$ 14.11	—	1,245,877

(a)	The shares in this column represent shares that were surrendered to us by plan participants to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock, which was announced on April 10, 2003. In January 2008, the Board of Directors increased the authorization by 750,000 shares, which was announced on January 24, 2008. In October 2008, the Board of Directors increased the authorization by 1,000,000 shares, which was announced on October 8, 2008. The Company’s repurchase program does not have an expiration date.

Item 6.	Exhibits

4.1	Specimen certificate for shares of common stock of Apogee Enterprises, Inc.

10.1	Form of Performance Share Unit Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan for awards made on or after April 26, 2011. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 2, 2011.

10.2	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan for awards made on or after April 26, 2011. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 2, 2011.

10.3	Transition Agreement between Apogee Enterprises, Inc. and Russell Huffer dated as of April 27, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on May 6, 2011.

10.4	Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.1 to Apogee’s Current Report on Form 8-K filed on June 28, 2011.

10.5	Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.2 to Apogee’s Current Report on Form 8-K filed on June 28, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.
Date: July 7, 2011	By:	/s/	Russell Huffer
Russell Huffer
President and Chief Executive Officer (Principal Executive Officer)

Date: July 7, 2011	By:	/s/	James S. Porter
James S. Porter
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended May 28, 2011

4.1	Specimen certificate for shares of common stock of Apogee Enterprises, Inc.

10.1	Form of Performance Share Unit Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan for awards made on or after April 26, 2011. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 2, 2011.

10.2	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan for awards made on or after April 26, 2011. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 2, 2011.

10.3	Transition Agreement between Apogee Enterprises, Inc. and Russell Huffer dated as of April 27, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on May 6, 2011.

10.4	Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.1 to Apogee’s Current Report on Form 8-K filed on June 28, 2011.

10.5	Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.2 to Apogee’s Current Report on Form 8-K filed on June 28, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.