Form 10-Q
period 2011-11-26
APOGEE ENTERPRISES, INC.
filed 2012-01-05
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2011

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

As of December 29, 2011, 28,025,067 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	November 26, 2011	February 26, 2011
Assets
Current assets
Cash and cash equivalents	$25,924	$24,302
Short-term marketable securities available for sale	6,834	11,163
Restricted short-term investments	13,595	25,086
Receivables, net of allowance for doubtful accounts	121,480	100,967
Inventories	36,917	32,608
Refundable income taxes	10,091	11,567
Deferred tax assets	4,123	5,180
Other current assets	2,416	3,050

Total current assets	221,380	213,923

Property, plant and equipment, net	161,770	179,201
Marketable securities available for sale	13,361	15,709
Restricted investments	9,593	10,717
Goodwill	61,635	62,004
Intangible assets	16,921	19,655
Other assets	9,926	9,889

Total assets	$494,586	$511,098

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$38,057	$34,943
Accrued payroll and related benefits	20,837	20,140
Accrued self-insurance reserves	3,661	6,330
Other accrued expenses	20,818	24,117
Current liabilities of discontinued operations	789	4,023
Billings in excess of costs and earnings on uncompleted contracts	19,756	23,406
Current portion long-term debt	216	987

Total current liabilities	104,134	113,946

Long-term debt	20,962	21,442
Unrecognized tax benefits	9,880	13,848
Long-term self-insurance reserves	9,811	9,270
Deferred tax liabilities	5,667	4,863
Other long-term liabilities	23,144	19,410
Liabilities of discontinued operations	576	642

Commitments and contingent liabilities (Note 14)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,045,156 and 28,104,627, respectively	9,348	9,368
Additional paid-in capital	111,220	108,991
Retained earnings	203,121	210,203
Common stock held in trust	(771)	(751)
Deferred compensation obligations	771	751
Accumulated other comprehensive loss	(3,277)	(885)

Total shareholders’ equity	320,412	327,677

Total liabilities and shareholders’ equity	$494,586	$511,098

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Net sales	$174,853	$147,200	$493,748	$434,879
Cost of sales	140,125	124,140	409,383	374,980

Gross profit	34,728	23,060	84,365	59,899
Selling, general and administrative expenses	27,572	24,901	83,314	75,243

Operating income (loss)	7,156	(1,841)	1,051	(15,344)
Interest income	216	256	769	685
Interest expense	434	147	1,042	440
Other (expense) income, net	(90)	239	4	384

Earnings (loss) from continuing operations before income taxes	6,848	(1,493)	782	(14,715)
Income tax expense (benefit)	1,312	829	(900)	(3,923)

Earnings (loss) from continuing operations	5,536	(2,322)	1,682	(10,792)
Earnings from discontinued operations, net of income taxes	—	—	—	4,870

Net earnings (loss)	$5,536	$(2,322)	$1,682	$(5,922)

Earnings per share – basic
Earnings (loss) from continuing operations	$0.20	$(0.08)	$0.06	$(0.39)
Earnings from discontinued operations	—	—	—	0.18

Net earnings (loss)	$0.20	$(0.08)	$0.06	$(0.21)

Earnings per share – diluted
Earnings (loss) from continuing operations	$0.20	$(0.08)	$0.06	$(0.39)
Earnings from discontinued operations	—	—	—	0.18

Net earnings (loss)	$0.20	$(0.08)	$0.06	$(0.21)

Weighted average basic shares outstanding	27,663	27,608	27,773	27,616
Weighted average diluted shares outstanding	27,824	27,608	27,943	27,616

Cash dividends declared per common share	$0.0815	$0.0815	$0.2445	$0.2445

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
(In thousands)	November 26, 2011	November 27, 2010
Operating Activities
Net earnings (loss)	$1,682	$(5,922)
Adjustments to reconcile net earnings to net cash used in operating activities:
Net earnings from discontinued operations	—	(4,870)
Depreciation and amortization	20,615	20,528
Stock-based compensation	3,343	3,764
Deferred income taxes	1,812	(4,250)
Excess tax benefits from stock-based compensation	(38)	—
Gain on disposal of assets	(705)	(226)
Other, net	111	132
Changes in operating assets and liabilities:
Receivables	(20,990)	(6,631)
Inventories	(4,544)	(952)
Accounts payable and accrued expenses	(772)	(16,665)
Billings in excess of costs and earnings on uncompleted contracts	(3,650)	(6,398)
Refundable and accrued income taxes	(2,191)	(4,558)
Other, net	607	922

Net cash used in continuing operating activities	(4,720)	(25,126)

Investing Activities
Capital expenditures	(6,206)	(7,539)
Proceeds from sales of property, plant and equipment	10,314	178
Acquisition of intangibles	(68)	(10)
Acquisition of business, net of cash acquired	—	(21,162)
Purchases of restricted investments	(12,329)	(12,000)
Sales/maturities of restricted investments	24,994	161
Purchases of marketable securities	(16,891)	(28,847)
Sales/maturities of marketable securities	22,698	57,887
Investments in corporate-owned life insurance policies	(1,435)	—

Net cash provided by (used in) investing activities	21,077	(11,332)

Financing Activities
Proceeds from issuance of debt	121	12,000
Payments on debt	(1,287)	—
Payments on debt issue costs	(159)	(263)
Shares withheld for taxes, net of stock issued to employees	(743)	(852)
Excess tax benefits from stock-based compensation	38	—
Repurchase and retirement of common stock	(2,392)	—
Dividends paid	(6,865)	(6,868)

Net cash (used in) provided by financing activities	(11,287)	4,017

Cash Flows of Discontinued Operations
Net cash used in operating activities	(3,300)	(236)

Net cash used in discontinued operations	(3,300)	(236)

Increase (decrease) in cash and cash equivalents	1,770	(32,677)
Effect of exchange rates on cash	(148)	—
Cash and cash equivalents at beginning of year	24,302	46,929

Cash and cash equivalents at end of period	$25,924	$14,252

Noncash Activity
Capital expenditures in accounts payable	$175	$152

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 26, 2011. The results of operations for the three and nine-month periods ended November 26, 2011 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of November 26, 2011 and February 26, 2011, and the results of operations for the three and nine-month periods ended November 26, 2011 and November 27, 2010, and cash flows for the nine-month periods ended November 26, 2011 and November 27, 2010.

The Company’s fiscal year ends on the Saturday closest to the last day of February. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

The results of GlassecViracon are reported on a two-month lag. There were no significant intervening events which would have materially affected our consolidated financial statements had they been recorded during the nine months ended November 26, 2011.

In connection with preparing the unaudited consolidated financial statements for the nine months ended November 26, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the consolidated financial statements.

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

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011, Apogee’s fiscal year 2013. The adoption of the new guidance in the first quarter of fiscal 2013 will not have an impact on Apogee’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB amended U.S. GAAP on testing goodwill for impairment. Under this new guidance, entities testing goodwill for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, Apogee’s fiscal year 2013, with early adoption permitted. The adoption of this new standard in the first quarter of fiscal 2013 will not have an impact on Apogee’s consolidated financial position, results of operations or cash flows.

No other new accounting pronouncements issued or effective during the first nine months of fiscal 2012 have had or are expected to have a material impact on the consolidated financial statements.

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

In August 2011, the Company granted 450,512 stock options and 155,875 nonvested share awards to its new President and Chief Executive Officer, resulting in an increase in the number of shares issued under stock option and nonvested share awards outstanding. In August 2011, the Company also granted 59,952 vested shares to its new President and Chief Executive Officer that were fully expensed during the second quarter, which is included in stock-based compensation expense noted below. These awards were granted as an “inducement grant” under applicable NASDAQ Stock Market Listing Rules and were made outside of the Company’s existing equity plans.

Total stock-based compensation expense under all Plans and the inducement grant included in the results of operations for the nine months ended November 26, 2011 and November 27, 2010, was $3.3 million and $3.8 million, respectively. At November 26, 2011, there was $1.2 million of total unrecognized compensation cost related to stock option awards, which is expected to be recognized over a weighted average period of approximately 33 months.

Cash proceeds from the exercise of stock options were $0.2 million for both the nine months ended November 26, 2011 and November 27, 2010.

The weighted average fair value per option at the date of grant for options granted in fiscal 2012 was $2.89, which was for the stock option issued under the inducement grant noted above. There were no options or SARs issued in the first nine months of fiscal 2011. The aggregate intrinsic value of these securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised was minimal during the nine months ended November 26, 2011 and was $0.1 million during the nine months ended November 27, 2010.

The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants through the first nine months of fiscal 2012.

Nine months ended November 26, 2011
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

The following table summarizes the award transactions for the nine months ended November 26, 2011:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at Feb. 26, 2011	1,477,324	$17.81
Awards granted	450,512	8.34
Awards exercised	(15,400)	10.23
Awards canceled	(25,551)	19.76

Outstanding at Nov. 26, 2011	1,886,885	$15.58	5.4 years	$425,622

Vested or expected to vest at Nov. 26, 2011	1,886,885	$15.58	5.4 years	$425,622

Exercisable at Nov. 26, 2011	1,436,373	$17.86	4.0 years	$6,646

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

The following table summarizes the nonvested share award transactions, including performance shares and performance share units, for the nine months ended November 26, 2011:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 26, 2011	921,565	$14.54
Granted(1)	438,967	8.87
Vested	(162,634)	16.60
Canceled	(140,443)	17.87

Nonvested at November 26, 2011(2)	1,057,455	$11.43

(1)	Includes 117,765 performance share units granted for the fiscal 2012-2014 performance period at target levels.
(2)	Includes a total of 452,314 performance share units granted and outstanding at target level for fiscal 2010-2012, 2011-2013 and 2012-2014.

At November 26, 2011, there was $6.9 million of total unrecognized compensation cost related to nonvested share and performance share unit awards, which is expected to be recognized over a weighted average period of approximately 25 months. The total fair value of shares vested during the nine months of fiscal 2012 was $2.3 million.

4.	Earnings per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended		Nine months ended
(In thousands, except per share data)	Nov. 26, 2011	Nov. 27, 2010	Nov. 26, 2011	Nov. 27, 2010
Basic earnings per share – weighted common shares outstanding	27,663	27,608	27,773	27,616
Weighted common shares assumed upon exercise of stock options	—	—	16	—
Unvested shares for deferred compensation plans	161	—	154	—

Diluted earnings per share – weighted common shares and potential common shares outstanding	27,824	27,608	27,943	27,616

Earnings (loss) per share – basic	$0.20	$(0.08)	$0.06	$(0.21)
Earnings (loss) per share – diluted	0.20	(0.08)	0.06	(0.21)

Stock options excluded from the calculation of earnings per share because the exercise price was greater than the average market price of the common shares	1,365	—	1,334	—

Due to the net loss in fiscal 2011, there was no dilutive impact from unvested shares in the three or nine-month periods of that year.

5.	Inventories

(In thousands)	Nov. 26, 2011	Feb. 26, 2011
Raw materials	$13,414	$12,244
Work-in-process	8,271	7,807
Finished goods	12,548	11,182
Costs and earnings in excess of billings on uncompleted contracts	2,684	1,375

Total inventories	$36,917	$32,608

6.	Marketable Securities

The Company has investments in municipal bonds of $20.2 million; $6.8 million is current and $13.4 million is non-current. The Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd. (Prism), holds $13.6 million of the municipal bonds. Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available-for-sale,” are carried at fair value and are reported as short-term marketable securities available for sale and marketable securities available for sale in the consolidated balance sheet.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at November 26, 2011 and February 26, 2011, are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
November 26, 2011
Municipal bonds	$20,253	$239	$(297)	$20,195

Total investments	$20,253	$239	$(297)	$20,195

February 26, 2011
Variable rate demand notes	$7,300	$—	$—	$7,300
Municipal bonds	19,619	313	(360)	19,572

Total investments	$26,919	$313	$(360)	$26,872

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The following table presents the length of time that available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of November 26, 2011:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$3,293	$(8)	$1,061	$(289)	$4,354	$(297)

Total investments	$3,293	$(8)	$1,061	$(289)	$4,354	$(297)

The amortized cost and estimated fair values of investments at November 26, 2011, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$6,817	$6,834
Due after one year through five years	1,934	1,949
Due after five years through 10 years	8,034	8,189
Due after 10 years through 15 years	1,874	1,905
Due beyond 15 years	1,594	1,318

Total	$20,253	$20,195

The Company recognized gross realized gains of $0.4 million during nine-month period of fiscal 2012, which are included in other (expense) income, net in the accompanying consolidated results of operations. Gross realized losses were not material during that timeframe, and there were immaterial amounts of realized gains and realized losses during the three and nine-month periods of fiscal 2011.

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

Financial assets and liabilities measured at fair value as of November 26, 2011 and February 26, 2011, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
November 26, 2011
Cash equivalents
Money market funds	$13,115	$—	$—	$13,115

Total cash equivalents	13,115	—	—	13,115
Short-term marketable securities available for sale
Municipal bonds	$—	$6,834	$—	$6,834

Total short-term marketable securities available for sale	—	6,834	—	6,834
Marketable securities available for sale
Municipal bonds	$—	$13,361	$—	$13,361

Total marketable securities available for sale	—	13,361	—	13,361
Restricted investments
Money market funds	$23,188	$—	$—	$23,188

Total restricted investments	23,188	—	—	23,188
Mutual fund investments
Mutual funds	$1,048	$—	$—	$1,048

Total mutual fund investments	1,048	—	—	1,048

Total assets and liabilities at fair value	$37,351	$20,195	$—	$57,546

February 26, 2011
Cash equivalents
Money market funds	$13,787	$—	$—	$13,787

Total cash equivalents	13,787	—	—	13,787
Short-term marketable securities available for sale
Variable rate demand notes	$—	$7,300	$—	$7,300
Municipal bonds	—	3,863	—	3,863

Total short-term marketable securities available for sale	—	11,163	—	11,163
Marketable securities available for sale
Municipal bonds	$—	$15,709	$—	$15,709

Total marketable securities available for sale	—	15,709	—	15,709
Restricted investments
Money market funds	$35,803	$—	$—	$35,803

Total restricted investments	35,803	—	—	35,803

Total assets and liabilities at fair value	$49,590	$26,872	$—	$76,462

Cash equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are held at fair value based on quoted market prices, which approximates stated cost.

Short-term marketable securities available for sale

The Company has short-term marketable securities available for sale of $6.8 million as of November 26, 2011, consisting of municipal bonds. The Company classifies these short-term marketable securities as “available-for-sale,” and they are carried at fair market value based on market prices from recent trades of similar securities.

Marketable securities available for sale

The Company has $13.4 million of marketable securities available for sale, consisting of municipal bonds. All of the Company’s fixed maturity investments are classified as “available-for-sale,” are carried at fair value and are reported as marketable securities available for sale in the consolidated balance sheet. These investments are held at fair value based on prices from recent trades of similar securities.

Restricted investments

The Company has $13.6 million of current restricted investments consisting of money market funds that were required to be made available to cover our exposure for letters of credit outside of our revolving credit facility and credit-card programs. The Company has $9.6 million of long-term restricted investments consisting of money market funds, which are short-term in nature but are restricted for future investment in the Company’s architectural glass fabrication facility in Utah, and are therefore classified as long-term. The restricted investments are held at fair value based on quoted market prices, which approximates stated cost.

Mutual fund investments

The Company has $1.0 million of mutual fund investments as a long-term funding source for the deferred compensation plan. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

8.	Acquisition

On November 19, 2010, the Company acquired 100 percent of the stock of Glassec Vidros de Segurança Ltda., a privately held business, for $20.6 million, net of cash acquired of $1.1 million. The business operates under the name GlassecViracon as part of the Company’s architectural glass business.

In the third quarter of fiscal 2012, the Company recorded a measurement period adjustment of $4.2 million, reducing the fair values of goodwill and long-term deferred tax liabilities assumed in the acquisition as of the acquisition date. The Company has retrospectively adjusted the previously reported fair values of goodwill and long-term deferred tax liabilities to reflect these amounts.

9.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill, net of accumulated amortization, attributable to each business segment as of the nine months ended November 26, 2011, is detailed below.

(In thousands)	Architectural	Large-Scale Optical	Total
Balance at February 26, 2011(1)	$51,447	$10,557	$62,004
Foreign currency translation	(369)	—	(369)

Balance at November 26, 2011	$51,078	$10,557	$61,635

(1)	Includes a retrospective adjustment of $4.2 million within the Architectural segment as described above in footnote 8.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	November 26, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$2,923	$(1,808)	$—	$1,115
Non-compete agreements	6,890	(5,288)	(62)	1,540
Customer relationships	16,069	(8,002)	(380)	7,687
Purchased intellectual property	8,559	(1,702)	(278)	6,579

Total	$34,441	$(16,800)	$(720)	$16,921

	February 26, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$2,763	$(1,534)	$—	$1,229
Non-compete agreements	6,803	(4,712)	19	2,110
Customer relationships	15,966	(6,906)	103	9,163
Purchased intellectual property	8,487	(1,406)	72	7,153

Total	$34,019	$(14,558)	$194	$19,655

Amortization expense on these identifiable intangible assets was $2.2 million and $1.8 million for the nine months ended November 26, 2011 and November 27, 2010, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At November 26, 2011, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2012 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016
Estimated amortization expense	$1,015	$2,850	$1,888	$1,572	$1,325

10.	Long-Term Debt

The Company maintains an $80.0 million revolving credit facility, which expires in January 2014. No borrowings were outstanding as of November 26, 2011 or February 26, 2011. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at November 26, 2011 was $271.4 million, whereas the Company’s net worth as defined in the credit facility was $320.4 million. The credit facility also requires that the Company maintain an adjusted debt-to-EBITDA ratio of not more than 2.75. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, the Company reduces non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. The Company’s ratio was 0.00 at November 26, 2011. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At November 26, 2011, the Company was in compliance with the financial covenants of the credit facility.

Long-term debt at November 26, 2011 and February 26, 2011, consists of $12.0 million of recovery zone facility bonds, $8.4 million of industrial development bonds and other debt incurred by GlassecViracon. The industrial development and recovery zone facility bonds mature in fiscal years 2021 through 2036, and the other debt matures in fiscal years 2012 through 2021. The fair value of debt approximates carrying value at November 26, 2011.

Interest payments were $0.8 million and $0.4 million for the nine-month periods ended November 26, 2011 and November 27, 2010, respectively.

11.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officers’ Supplemental Executive Retirement Plan (SERP) and Tubelite, Inc. Hourly Employees’ Pension Plan (Tubelite Plan) for the three and nine-month periods ended November 26, 2011 and November 27, 2010, were as follows:

	Three months ended		Nine months ended
(In thousands)	Nov. 26, 2011	Nov. 27, 2010	Nov. 26, 2011	Nov. 27, 2010
Interest cost	$164	$166	$492	$498
Expected return on assets	(54)	(56)	(162)	(168)
Amortization of unrecognized net loss	30	30	90	90

Net periodic benefit cost	$140	$140	$420	$420

The Company maintains a deferred compensation plan that allows participants to defer compensation and assist in saving for retirement and other short-term needs. The deferred compensation liability was $2.5 million at November 26, 2011 and is included in other long-term liabilities in the consolidated balance sheet. The deferred compensation plan has historically been unfunded. In the first quarter of fiscal 2012, the Company invested in corporate-owned life insurance policies (COLI) of $1.4 million and mutual funds of $1.0 million with the intention of utilizing them as a long-term funding source for the deferred compensation plan. The COLI assets are recorded at their net cash surrender values and are included in other non-current assets in the consolidated balance sheet. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

12.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, Brazil and various U.S. state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2009 or state and local income tax examinations for years prior to fiscal 2005. During the first quarter of fiscal 2012, the Company entered into an administrative appeals agreement with the IRS to conclude the federal audit for fiscal years 2004 through 2007. The federal statute of limitations has expired for fiscal year 2008. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2008, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions and Brazil.

The total gross liability for unrecognized tax benefits at November 26, 2011 and February 26, 2011, was approximately $9.9 million and $13.8 million, respectively. The decrease in the unrecognized tax benefits was due to releasing reserves upon entering into the agreement for fiscal years 2004 through 2007 noted above as well as the federal statute of limitation expiration. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.1 million during the next 12 months due to the lapsing of statutes.

13.	Discontinued Operations

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

	Three months ended		Nine months ended
(In thousands)	Nov. 26, 2011	Nov. 27, 2010	Nov. 26, 2011	Nov. 27, 2010
Condensed Statement of Operations from Discontinued Businesses
Net sales	$—	$—	$—	$—

Earnings before income taxes	—	—	—	—
Income tax expense (benefit)	—	—	—	—

Earnings from operations, net of income taxes	—	—	—	—
Gain on disposal, net of income taxes	—	—	—	4,870

Net earnings	$—	$—	$—	$4,870

(In thousands)	Nov. 26, 2011	Feb. 26, 2011
Summary Balance Sheets of Discontinued Businesses
Accounts payable and accrued liabilities	$789	$4,023
Long-term liabilities	576	642

14.	Commitments and Contingent Liabilities

Operating lease commitments. As of November 26, 2011, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Thereafter	Total
Total minimum payments	$1,753	$6,571	$5,468	$4,660	$4,558	$6,317	$29,327

In the first quarter of fiscal 2012, the Company entered into an agreement for the sale and leaseback of equipment for a sale price of $10.3 million. Under the sale and leaseback agreement, the Company has an option to purchase the equipment at projected future fair market value upon expiration of the lease, which occurs in fiscal 2018. The lease is classified as an operating lease. The Company has a deferred gain of $5.9 million under this sale and leaseback transaction, which is included in the balance sheet caption as other accrued expenses and other long-term liabilities. The average annual lease payment over the life of the remaining lease is $1.6 million.

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to provide a surety or performance bond that commits payments to its customers for any non-performance by the Company. At November 26, 2011, $110.7 million of the Company’s backlog was bonded by performance bonds with a face value of $307.8 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to pay on these performance-based bonds with respect to any of the current portfolio of businesses.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends and for specific sales credits as they become known and estimable. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

	Nine months ended
(In thousands)	Nov. 26, 2011	Nov. 27, 2010
Balance at beginning of period	$9,887	$4,996
Additional accruals	2,370	6,724
Claims paid	(4,530)	(4,910)

Balance at end of period	$7,727	$6,810

During fiscal 2011, the Company experienced a high level of architectural glass product quality issues, including quality issues resulting from a vendor-supplied material. This higher level of activity impacted fiscal 2011 warranty expenses and year-end accruals, for items identified but not yet resolved. The impact of this activity was largely reported in cost of sales for fiscal 2011.

Letters of credit. At November 26, 2011, the Company had ongoing letters of credit related to its construction contracts and certain industrial development and recovery zone facility bonds. The total value of letters of credit under which the Company was obligated as of November 26, 2011, was approximately $25.5 million. The Company’s total availability under its $80.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of November 26, 2011, letters of credit in the amount of $13.2 million had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of November 26, 2011, these obligations totaled $6.6 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of November 26, 2011, future payments of $1.3 million were committed under such agreements.

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

15.	Comprehensive Earnings

	Three months ended		Nine months ended
(In thousands)	Nov. 26, 2011	Nov. 27, 2010	Nov. 26, 2011	Nov. 27, 2010
Net earnings (loss)	$5,536	$(2,322)	$1,682	$(5,922)
Unrealized gain (loss) on marketable securities, net of $0, $(131), $(4) and $(38) tax expense (benefit), respectively	1	(242)	(7)	(69)
Foreign currency translation adjustments	(3,728)	(311)	(2,385)	(311)

Comprehensive earnings (loss)	$1,809	$(2,875)	$(710)	$(6,302)

16.	Segment Information

The following table presents sales and operating income data for the Company’s two segments, and on a consolidated basis, for the three and nine months ended November 26, 2011, as compared to the corresponding periods a year ago.

	Three months ended		Nine months ended
(In thousands)	Nov. 26, 2011	Nov. 27, 2010	Nov. 26, 2011	Nov. 27, 2010
Net Sales from Continuing Operations
Architectural	$152,087	$125,742	$436,516	$379,421
Large-Scale Optical	22,769	21,458	57,235	55,499
Intersegment eliminations	(3)	—	(3)	(41)

Net sales	$174,853	$147,200	$493,748	$434,879

Operating Income (Loss) from Continuing Operations
Architectural	$580	$(8,363)	$(11,597)	$(27,771)
Large-Scale Optical	7,411	7,411	15,559	15,015
Corporate and other	(835)	(889)	(2,911)	(2,588)

Operating income (loss)	$7,156	$(1,841)	$1,051	$(15,344)

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

Overview

We are a leader in certain technologies involving the design and development of value-added glass products, services and systems. The Company is comprised of two segments: Architectural Products and Services (Architectural) and Large-Scale Optical Technologies (LSO). Our Architectural segment companies design, engineer, fabricate, install, maintain and renovate the walls of glass, windows, storefront and entrances comprising the outside skin of commercial and institutional buildings. Businesses in this segment are: Viracon, Inc. (including GlassecViracon), a fabricator of coated, high-performance architectural glass for global markets; Harmon, Inc., one of the largest U.S. full-service building glass installation and renovation companies; Wausau Window and Wall Systems, a manufacturer of standard and custom aluminum window systems and curtainwall for the North American commercial construction market;

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

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three and nine-month periods of the current and prior fiscal year.

	Three months ended		Nine months ended
(Percent of net sales)	Nov. 26, 2011	Nov. 27, 2010	Nov. 26, 2011	Nov. 27, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.1	84.3	82.9	86.2

Gross profit	19.9	15.7	17.1	13.8
Selling, general and administrative expenses	15.8	17.0	16.9	17.3

Operating income (loss)	4.1	(1.3)	0.2	(3.5)
Interest income	0.1	0.2	0.2	0.2
Interest expense	0.2	0.1	0.2	0.1
Other (expense) income, net	(0.1)	0.2	—	—

Income (loss) from continuing operations before income taxes	3.9	(1.0)	0.2	(3.4)
Income tax expense (benefit)	0.7	0.6	(0.1)	(0.9)

Income (loss) from continuing operations	3.2	(1.6)	0.3	(2.5)
Earnings from discontinued operations, net of income taxes	—	—	—	1.1

Net earnings (loss)	3.2%	(1.6)%	0.3%	(1.4)%

Effective tax rate for continuing operations	19.2%	NM	NM	26.7%

Highlights of Third-Quarter and First Nine-Months of Fiscal 2012 Compared to Third-Quarter and First Nine-Months of Fiscal 2011

•

Consolidated net sales increased $27.7 million, or 18.8 percent, for the third quarter ended November 26, 2011, compared to the prior-year period, and increased $58.9 million, or 13.5 percent, for the nine-month period. The largest single driver of the increase for both the quarter and year-to-date periods was the addition of the GlassecViracon business that we acquired in the third quarter of fiscal 2011, which accounted for 6.1 percentage points for the quarter and 5.9 percentage points for the year-to-date period. Market share gains in the window and storefront businesses and improved architectural glass pricing contributed to both the third quarter and year-to-date improvements. Increased volume in the LSO segment business from sales to independent framers also contributed to the growth in net sales for the third quarter.

•

Gross profit as a percent of sales for the quarter ended November 26, 2011 increased to 19.9 percent from 15.7 percent in the prior-year period, an increase of 4.2 percentage points. For the nine-month period, gross profit as a percent of sales was 17.1 percent, an improvement of 3.3 percentage points over the prior-year period. The increases in gross margins for both the three and nine-month periods were largely due to the higher architectural glass pricing and the margin impact from the revenue growth in the window and storefront businesses, partially offset by lower margin work in the installation business. Gross profit for the prior-year quarter was positively impacted by a net benefit of approximately $0.9 million, or 0.6 percentage points, resulting from recoveries of costs incurred in the second and third quarters of the prior year to resolve architectural glass product quality issues from a vendor-supplied material. For the nine-month period of the prior-year, gross profit was negatively impacted by approximately $1.1 million, or 0.3 percentage points, of net expenses incurred related to this issue.

•

Selling, general and administrative expenses for the third quarter increased by $2.7 million, but decreased as a percent of net sales to 15.8 percent from 17.0 percent in the prior-year period. For the nine-month period, selling, general and administrative expenses were up $8.1 million over the prior period and decreased as a percent of net sales to 16.9 percent from 17.3 percent in the prior year. Approximately half of the increase in spending for both the quarter and year-to-date periods relates to the impact of the addition of the GlassecViracon business. The remaining increase for the quarter was due to increased commissions and selling costs as a result of increased sales and an increase in accruals for incentive and long-term executive compensation expenses. Transition costs related to our retiring CEO and hiring our new CEO, and increased commissions as a result of increased sales, contributed to the increase in spending for year-to-date period.

•

Income tax expense for the third quarter of fiscal 2012 included a benefit of approximately $1.1 million from statute of limitation expirations for fiscal years 2005 through 2008. In the third quarter of the prior year, the tax benefit from the net loss was more than offset by discrete tax expenses primarily related to certain outstanding state audits that had a negative impact during that quarter.

•

Earnings from discontinued operations for the nine-month period of fiscal 2011 reflect the favorable resolution of an outstanding tax exposure related to a foreign operation discontinued in 1998 that provided non-cash income of $4.9 million.

Segment Analysis

The following table presents sales and operating income data for our two segments and on a consolidated basis for the three and nine-month periods ended November 26, 2011, when compared to the corresponding periods a year ago.

	Three months ended			Nine months ended
(In thousands)	Nov. 26, 2011	Nov. 27, 2010	% Change	Nov. 26, 2011	Nov. 27, 2010	% Change
Net Sales from Continuing Operations
Architectural	$152,087	$125,742	21.0%	$436,516	$379,421	15.0%
Large-Scale Optical	22,769	21,458	6.1	57,235	55,499	3.1
Intersegment eliminations	(3)	—	NM	(3)	(41)	NM

Net sales	$174,853	$147,200	18.8%	$493,748	$434,879	13.5%

Operating Income (Loss) from Continuing Operations
Architectural	$580	$(8,363)	NM	$(11,597)	$(27,771)	58.2%
Large-Scale Optical	7,411	7,411	—	15,559	15,015	3.6
Corporate and other	(835)	(889)	6.1%	(2,911)	(2,588)	(12.5)

Operating income (loss)	$7,156	$(1,841)	NM	$1,051	$(15,344)	NM

NM = not meaningful

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•

Third-quarter net sales of $152.1 million increased 21.0 percent over the prior-year period, and net sales of $436.5 million for the nine-month period increased 15.0 percent over the prior-year period. The addition of GlassecViracon accounted for 7.2 percentage points of the third quarter increase and 6.7 percentage points of the year-to-date increase. Increased revenue in the window and storefront businesses as a result of volume growth from higher market share and improved architectural glass pricing contributed to both the third quarter and year-to-date improvements.

•

The segment reported operating income of $0.6 million in the current quarter, compared to a loss of $8.4 million in the prior-year quarter. For the nine-month period, the segment incurred an operating loss of $11.6 million compared to a loss of $27.8 million in the prior-year period. The improvement in both the quarter and year-to-date periods was due to the improved architectural glass pricing and the impact of the increased revenue in our window and storefront businesses, partially offset by lower margin work in the installation business as this business works off projects bid at lower margins. The prior-year quarter was positively impacted by a net benefit of approximately $0.9 million, or 0.7 percentage points, resulting from recoveries of costs incurred in the second and third quarters of the prior year to resolve architectural glass product quality issues from a vendor-supplied material. For the nine-month period of the prior-year, the segment was negatively impacted by approximately $1.1 million, or 0.3 percentage points, of net expenses incurred related to this issue.

•

Architectural backlog at November 26, 2011, increased to $230.7 million from $165.7 million in the prior-year period and remained consistent with the $231.3 million reported at the end of the second quarter. Bidding activity remains solid; however, bid-to-award and contract timing continues to be slow. The dollar value of awarded projects awaiting final signed contracts remained at the second quarter level of approximately $60 million; this work is primarily scheduled for fiscal 2013. We expect approximately $96 million of the November 26, 2011 backlog to flow during the remainder of fiscal 2012.

Large-Scale Optical Technologies (LSO)

•

Third quarter revenues were $22.8 million, up 6.1 percent over the prior year of $21.5 million. For the nine months ended November 26, 2011, revenues were $57.2 million, a 3.1 percent increase over the prior year. The increase for the quarter was due to an increase in sales to independent framers, which also impacted the year-to-date period along with an overall higher mix of value-added picture framing products.

•

Operating income of $7.4 million in the quarter was flat to the prior-year period and operating margins for the quarter were down 2.0 percentage points to 32.5 percent, compared to 34.5 percent in the prior-year period as the impact of additional volume was offset by increased spending on growth initiatives in the current year-period. For the nine-month period, operating income of $15.6 million was up 3.6 percent over the prior-year period and operating margins were consistent at 27.2 percent compared to 27.1 percent in the prior-year period. The strong mix of value-added picture framing products resulted in the increase in operating income for the year-to-date period.

Consolidated Backlog

•	At November 26, 2011, our consolidated backlog was $232.3 million, up 38.2 percent over the prior-year period and essentially flat to the $233.3 million reported at the end of the second quarter.

•	The backlog of the Architectural segment represented more than 99 percent of consolidated backlog.

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

Liquidity and Capital Resources

	Nine months ended
(Cash effect, in thousands)	November 26, 2011	November 27, 2010
Net cash used in continuing operating activities	$(4,720)	$(25,126)
Proceeds from sales of property, plant and equipment	10,314	178
Acquisition of businesses, net of cash acquired	—	(21,162)
Change in restricted investments, net	12,665	(11,839)
Net sales of marketable securities	5,807	29,040
Capital expenditures	(6,206)	(7,539)
Net change in borrowings	(1,166)	12,000
Repurchase and retirement of common stock	(2,392)	—

Operating activities. Cash used by operating activities of continuing operations was $4.7 million for the first nine months of fiscal 2012, compared to $25.1 million in the prior-year period. Fiscal 2011 operating cash flows were negatively impacted by the loss from operations and seasonally high cash outflow from operations in the first half of the year as a result of payments made to fund annual incentive compensation, retirement plan contributions and annual insurance premiums. Fiscal 2012 operating cash flows were positively impacted by the income reported for the year as compared to the prior-year and was less impacted by the seasonally high cash outflow from operations in the first half of the year noted above. We had positive cash flow from operations of $10.0 million in the third quarter of fiscal 2012, driven by the income reported in the quarter.

Non-cash working capital (current assets, excluding cash and short-term marketable securities available for sale and short-term restricted investments, less current liabilities) was $70.9 million at November 26, 2011, or 11.0 percent of last 12-month sales, our key metric for measuring working capital efficiency. This compares to 6.8 percent at February 26, 2011 and 9.0 percent at November 27, 2010. The change from year-end and the prior-year period was due to working capital outflows for current quarter and future growth. As indicated in our Form 10-K for the year ended February 26, 2011, we expected this metric to be negatively impacted during fiscal 2012 as we anticipate growth for our Architectural businesses, requiring more working capital to support increasing business activities.

Investing Activities. Through the first nine months of fiscal 2012, investing activities provided $21.1 million of cash, compared to cash used of $11.3 million in the same period last year. The current year included $10.3 million in proceeds from the sale and leaseback of equipment. Net proceeds of $12.7 million from restricted investments impacted the current year as some of the letters of credit that were being held outside of our credit facility were moved under the facility, releasing the money market funds we had been required to maintain to cover those exposures. The net position of our investments for the nine-month period resulted in $5.8 million in net sale proceeds, as we sold investments to fund current operating activities. New capital investments through the first nine months of fiscal 2012 totaled $6.2 million, primarily for safety and maintenance projects, as well as productivity improvements. In the first quarter of fiscal 2012, we invested in corporate-owned life insurance policies (COLI) of $1.4 million with the intention of utilizing them as a long-term funding source for our deferred compensation plan.

The prior-year period included $21.2 million for the acquisition of the GlassecViracon business. Prior-year investing activities included $29.0 million in net sales proceeds on marketable securities as we converted those investments to cash equivalents to support higher working capital. The prior year included net purchases of restricted investments of $11.8 million related to the funds received as a result of the recovery zone facility bonds that were made available for future investment in our architectural glass fabrication facility in Utah. New capital investments for the first nine months of fiscal 2011 were $7.5 million, primarily for safety and maintenance projects.

We expect fiscal 2012 capital expenditures to be less than $15 million, primarily for maintenance and safety projects.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings at November 26, 2011, were $21.2 million compared to $22.4 million as of February 26, 2011 and $23.5 million at November 27, 2010. Long-term debt consists of $12.0 million of recovery zone facility bonds, $8.4 million of industrial development bonds and other debt incurred by GlassecViracon. The industrial development and recovery zone facility bonds mature in fiscal years 2021 through 2036 and the other debt matures in fiscal years 2012 through 2021. Our debt-to-total-capital ratio was 6.2 percent at November 26, 2011 and 6.4 percent at February 26, 2011.

We maintain an $80.0 million revolving credit facility, which expires in January 2014. No borrowings were outstanding as of November 26, 2011 or February 26, 2011. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at November 26, 2011 was $271.4 million, whereas our net worth as defined in the credit facility was $320.4 million. The credit facility also requires that we maintain an adjusted debt-to-EBITDA ratio of not more than 2.75. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the debt-to-EBITDA ratio, we reduce non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. Our ratio was 0.00 at November 26, 2011. If we are not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At November 26, 2011, we were in compliance with the financial covenants of the credit facility. In addition to the financial covenants of the credit facility, the facility limits our dividends and equity repurchases to $12 million per fiscal year until the occurrence of two consecutive fiscal quarter-ends after the closing date of the facility in which our trailing 12-month EBITDA exceeds $20.0 million. Our trailing 12-month EBITDA exceeded $20.0 million at November 26, 2011, representing the first quarter that we exceeded the threshold under the credit facility.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. We purchased 275,000 shares under the program during the first nine months of fiscal 2012. There were no share repurchases during fiscal 2011. We have purchased a total of 2,279,123 shares, at a total cost of $29.7 million, since the inception of this program. We have remaining authority to repurchase 970,877 shares under this program, which has no expiration date.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of November 26, 2011:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2012 Remaining	2013	2014	2015	2016	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$8,400	$8,400
Recovery zone facility bonds	—	—	—	—	—	12,000	12,000
Other debt obligations	216	90	62	62	63	285	778
Operating leases (undiscounted)	1,753	6,571	5,468	4,660	4,558	6,317	29,327
Purchase obligations	3,258	3,312	74	—	—	—	6,644
Other obligations	90	1,255	—	—	—	—	1,345

Total cash obligations	$5,317	$11,228	$5,604	$4,722	$4,621	$27,002	$58,494

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

We have purchase obligations for raw material commitments and capital expenditures. As of November 26, 2011, these obligations totaled $6.6 million.

We expect to make contributions of $0.5 million to our defined benefit pension plans in fiscal 2012, which will equal or exceed our minimum funding requirements.

As of November 26, 2011, we had $9.9 million and $2.0 million of unrecognized tax benefits and environmental liabilities, respectively. We are unable to reasonably estimate in which future periods these amounts will ultimately be settled.

At November 26, 2011, we had ongoing letters of credit related to construction contracts and certain industrial development and recovery zone facility bonds. The Company’s $8.4 million of industrial revenue bonds are supported by $8.7 million of letters of credit that reduce availability of funds under our $80.0 million credit facility. The $12.0 million of recovery zone facility bonds are supported by $12.3 million of letters of credit. The letters of credit by expiration period were as follows at November 26, 2011:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2012 Remaining	2013	2014	2015	2016	Thereafter	Total
Standby letters of credit	$—	$20,982	$2,000	$—	$—	$2,500	$25,482

In addition to the above standby letters of credit, which were predominantly issued for our industrial development and recovery zone facility bonds, we are required, in the ordinary course of business, to provide a surety or performance bond that commits payments to our customers for any non-performance by us. At November 26, 2011, $110.7 million of our backlog was bonded by performance bonds with a face value of $307.8 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to pay on these performance-based bonds with respect to any of our current portfolio of businesses.

We self-insure our third-party product liability coverages. As a result, a material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2012, we believe that current cash on hand, cash generated from operating activities and available capacity under our committed revolving credit facility will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments. We have total cash and short-term marketable securities available for sale of $32.8 million, and $66.8 million available under our credit facility at November 26, 2011. We believe that this will provide us with the financial strength to work through the ongoing weak market conditions and to focus on our growth strategy for the recovery.

Outlook

Although we continue to face a high level of uncertainty in our Architectural segment market, we believe that we remain at the bottom of the commercial construction cycle. The following statements are based on our current expectations for full-year fiscal 2012 results. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to increase by approximately 14 percent.

•	We anticipate earnings per share of at least $0.07.

•	We expect to generate positive cash flow from operations in fiscal 2012.

•	Full-year safety and maintenance capital expenditures are projected to be less than $15 million.

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

Item 4: Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 26, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
Aug. 28, 2011 through Sept. 24, 2011	79,659	$8.26	78,842	1,167,035
Sept. 25, 2011 through Oct. 22, 2011	197,243	8.74	196,158	970,877
Oct. 23, 2011 through Nov. 26, 2011	—	—	—	970,877
Total	276,902	$8.57	275,000	970,877

(a)	The shares in this column include shares that were repurchased as part of our publicly announced program and in addition include 1,902 shares that were surrendered to us by plan participants to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock, which was announced on April 10, 2003. In January 2008, the Board of Directors increased the authorization by 750,000 shares, which was announced on January 24, 2008. In October 2008, the Board of Directors increased the authorization by 1,000,000 shares, which was announced on October 8, 2008. The Company’s repurchase program does not have an expiration date.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of November 26, 2011 and February 26, 2011, (ii) the Consolidated Results of Operations for the three and nine months ended November 26, 2011 and November 27, 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended November 26, 2011 and November 27, 2010, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 5, 2012	By: /s/ Joseph F. Puishys
Joseph F. Puishys
President and Chief Executive Officer (Principal Executive Officer)

Date: January 5, 2012	By: /s/ James S. Porter
James S. Porter
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended November 26, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of November 26, 2011 and February 26, 2011, (ii) the Consolidated Results of Operations for the three and nine months ended November 26, 2011 and November 27, 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended November 26, 2011 and November 27, 2010, and (iv) Notes to Consolidated Financial Statements.