Form 10-K
period 2012-03-03
APOGEE ENTERPRISES, INC.
filed 2012-04-30
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 3, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number 0-6365

APOGEE ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0919654
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4400 West 78th Street—Suite 520,

Minneapolis, Minnesota 55435

(Address of principal executive offices, including zip code)

(952) 835-1874

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.33 1/3 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐    Yes  ☒    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐    Yes  ☒    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  ☒    Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes  ☒    No

As of August 27, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $252,321,000 (based on the closing price of $8.91 per share as reported on the NASDAQ Stock Market LLC as of that date).

As of April 11, 2012, there were 28,078,799 shares of the registrant’s Common Stock, $0.33 1/3 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

APOGEE ENTERPRISES, INC.

Annual Report on Form 10-K

For the fiscal year ended March 3, 2012

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

The Company is comprised of two reporting segments to match the markets it serves:

•

The Architectural Products and Services segment designs, engineers, fabricates, installs, maintains and renovates the walls of glass and windows comprising the outside skin and entrances of commercial and institutional buildings. For fiscal 2012, our Architectural Products and Services segment accounted for approximately 88 percent of our net sales.

•

The Large-Scale Optical Technologies segment manufactures value-added glass and acrylic products primarily for the custom picture framing market. For fiscal 2012, our Large-Scale Optical Technologies segment accounted for approximately 12 percent of our net sales.

On November 19, 2010, the Company acquired 100 percent of the stock of Glassec Vidros de Segurança Ltda. (Glassec). The business operates under the name GlassecViracon and its results of operations are included in our Architectural Products and Services segment and represent the only non-domestic business within Apogee. For further information, see “Acquisition of Glassec” below.

Financial information about the Company’s segments and geographic regions can be found in Item 8, Note 16 to the Consolidated Financial Statements of the Company contained elsewhere in this report.

Products

Apogee provides distinctive value-added glass solutions for enclosing commercial buildings and framing art. We operate in two product segments as described in the following paragraphs.

Architectural Products and Services (Architectural) Segment. The Architectural segment primarily fabricates, installs and renovates the outside skin of commercial buildings. Through complex processes, we add ultra-thin coatings to uncoated architectural glass to create colors and energy efficiency, especially important with the industry trend of “green” buildings. We also laminate layers of glass and vinyl to create glass that helps protect against hurricanes and bomb blasts. Glass can also be tempered to provide additional strength. We have the ability to design, build and install windows, curtainwall, storefront and entrances using our coated glass and metal products or those supplied by others. We also provide finishing services for the metal and plastic components used to frame architectural glass windows and walls and other products.

Our product choices allow architects to create distinctive looks for office towers, hotels, education facilities and dormitories, health care facilities, government buildings, retail centers and multi-family buildings. Our services allow our customers to meet the timing and cost requirements of their jobs.

The following table describes the products and services provided by the Architectural segment.

Products and Services	Product Attributes	Description
Architectural Glass Fabrication	High-Performance Glass	We offer a wide range of glass colors and high-performance coatings that allow us to create unique designs, achieve specific light transmission levels and provide solar options. Additional value-added processes, such as silk-screening and heat soaking, can be incorporated into the glass. High-performance glass is typically fabricated into custom insulating units and/or laminated units to allow for installation into window frames, curtainwall, storefront or entrance systems.

Aluminum Framing Systems	Standard, Custom and Engineered-to-Order	Varying degrees of customization of our window, curtainwall, storefront and entrance systems are available depending on the customer’s project requirements. In-house engineering capabilities allow us to meet the architect’s design requirements. Our window systems can be operable or non-operable. Our curtainwall systems may be unitized (shop fabricated) or field fabricated. Depending on the requirements, we apply paint to the aluminum components. Alternatively, we can use anodizing to create a strong, weather-resistant film of aluminum oxide, often colored, on the surface of the aluminum. Our capabilities also allow us to apply ultra-violet (UV) protection and durable paint to polyvinyl chloride parts, such as interior shutters.

Glass Installation	New Construction and Renovation Services	We install curtainwall, window, storefront and entrance systems for non-monumental, new commercial and institutional buildings as well as for renovating existing buildings. By integrating technical capabilities, project management skills and shop and field installation services, we provide design, engineering, fabrication and installation expertise for the building envelope to owners, architects and general contractors.

All of the businesses within the Architectural segment manufacture their products by fabricating glass and/or metals in a job-shop environment. Products are shipped to the job site or other location where further assembly or installation may be required.

Large-Scale Optical Technologies (LSO) Segment. The LSO segment primarily provides coated glass and acrylic for use in custom picture framing applications. The variables in the glass used for picture framing products are the size and coatings to give the glass UV protection and/or anti-reflective properties. The following table describes the products provided by the LSO segment.

Products and Services	Product Attributes	Description
Value-Added Picture Framing Glass and Acrylic	UV, Anti-Reflective and/ or Security Features	Our coatings reduce the reflectivity of picture framing glass and protect pictures and art from the sun’s damaging UV rays. Anti-reflective coatings on acrylic reduce glare and static charge on the surface.

Markets and Distribution Channels

Architectural Segment. Our customers and those that influence the projects include architects, building owners, general contractors and glazing subcontractors in the commercial construction market. Our high-performance architectural glass is marketed using a direct sales force and independent sales representatives. We market our custom and standard windows, curtainwall, storefront and entrance systems using a combination of a direct sales force, independent sales representatives and directly to distributors. Our installation and renovation services are marketed by a direct sales force, primarily in the major metropolitan areas we serve in the United States and also where we have the ability to work with our customers in other markets. The market for Architectural products and services is a subset of the construction industry and is differentiated by building type, geographic location, project size and level of customization required. Published market data are not readily available for the market segments that we serve; however, we estimate market size by analyzing overall construction industry data.

Building type – The construction industry is typically represented by residential construction and non-residential construction, which includes commercial, industrial and institutional construction. Apogee is a leading supplier of architectural glass products and services to the non-residential construction industry. Our architectural glass products and services are primarily used in commercial buildings (office towers, hotels and retail centers) and institutional buildings (education facilities and dormitories, health care facilities and government buildings), as well as high-end multi-family buildings (a subset of residential construction).

Geographic location – From our domestic glass fabrication locations, we supply products primarily to the U.S. market, with some international distribution of our high-performance architectural glass. We estimate the U.S. market for architectural glass fabrication in commercial buildings is approximately $1.5 billion in annual sales. From our Brazilian glass fabrication facility, we primarily supply architectural glass to the Brazilian market. We estimate this market to be approximately $0.4 billion in annual sales. Our aluminum framing systems, including custom and standard windows, storefront and entrances, are marketed in North America, where we estimate the market size is approximately $2.0 billion in annual sales. We estimate the U.S. market for installation services is approximately $7.5 billion in annual sales. Within the installation services market, Apogee is one of only a few companies to have a national presence, with offices in eight locations serving multiple U.S. markets, and will be expanding into two locations in the Texas market. We estimate that these areas represent approximately 20 percent of the total installation market. Although installation of building glass in new commercial and institutional construction projects is the primary focus of our business, we also offer installation retrofits or renovations for the outside skin of older commercial and institutional buildings.

Project size – The projects on which our Architectural segment businesses bid and work vary in size. Our aluminum framing systems, storefront and entrance systems, and glass installation products and services, are targeted toward mid-size projects, while our high-performance architectural glass fabrication products range from mid-size to monumental high-profile projects.

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

LSO Segment. The Company’s Tru Vue brand is the largest domestically manufactured brand for value-added glass and acrylic for the custom picture framing market. Under this brand, products are distributed primarily in North America through independent distributors, which supply national and regional chains and local picture framing shops, as well as through national retailers. The Company has also been successful in supplying products directly to museums and public and private galleries. We also have limited distribution in global markets through independent distributors, and we view this as a focus area for future growth of this segment.

Through the Company’s leadership, the custom picture framing industry continues to convert from clear glass to value-added picture framing glass and acrylic, a trend that is expected to continue and has helped the Company offset market softness over the past several years. We believe that our share of the U.S. market for custom picture framing glass is approximately 70 percent, and that we have the majority of the market share for the valued-added glass market, which is our target sector.

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

Sources and Availability of Raw Materials

Materials used within the Architectural segment include raw glass, aluminum billet and extrusions, vinyl, metal targets, insulated glass spacer frames, silicone, plastic extrusions, desiccant, chemicals, paints, lumber and urethane. All of these materials are readily available from a number of sources, and no supplier delays or shortages are anticipated. While certain glass products may only be available at certain times of the year, all standard glass types and colors are available throughout the year in reasonable quantities from multiple suppliers. Glass manufacturers have applied surcharges to the cost of glass over the past several years to help offset increases in energy and fuel costs, which we try to pass on to our customers through surcharges. We have also seen recent volatility in the cost and supply of aluminum that is used in our window, storefront, entrance and curtainwall systems. Where applicable, we have passed the changes in cost of materials on to our customers in the form of pricing adjustments and/or surcharges. Chemicals purchased range from commodity to specifically formulated chemistries.

Materials used within the LSO segment include glass, hard-coated acrylic, acrylic substrates, coating materials and chemicals. This segment has also incurred energy surcharges from glass manufacturers over the past several years. Historically, we have passed on these costs to our customers in the form of price increases where possible.

A majority of our raw materials are available from a variety of domestic and international sources.

Trademarks and Patents

The Company has several trademarks and trade names which it believes have significant value in the marketing of its products, including APOGEE®. Trademark registrations in the United States are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade. Within the Architectural segment, VIRACON®, LINETEC®, WAUSAU WINDOW AND WALL SYSTEMS®, TUBELITE®, HARMON GLASS®, FINISHER OF CHOICE®, VIRAGUARD®, ADVANTAGE BY WAUSAU®, VIRACON VUE-50®, 300ES®, GUARDVUE®, STORMGUARD®, DFG®, ECOLUMINUM®, HI—5000®, HI—7000®, THE LEADER IN GLASS FABRICATION®, ALUMINATE®, FORCEFRONT®, and VIRACONSULTING® are registered trademarks of the Company. In addition, GLASSEC®, INSULATTO® and BLINDATTO® are registered trademarks in Brazil. 500LS™, THERML=BLOCK™, CLEAR POINT™, CYBERSHIELD™, MAXBLOCK™ and INvent™ are unregistered trademarks of the Company.

Within the LSO segment, TRU VUE®, CONSERVATION CLEAR®, CONSERVATION MASTERPIECE ACRYLIC®, CONSERVATION REFLECTION CONTROL®, SCRATCH GUARD®, MUSEUM GLASS®, OPTIUM®, PREMIUM CLEAN®, REFLECTION CONTROL®, AR REFLECTION – FREE®, TRU VUE AR®, OPTIUM ACRYLIC®, OPTIUM MUSEUM ACRYLIC®, and CONSERVATION MASTERPIECE® are registered trademarks. ULTRAVUE™ is an unregistered trademark of the Company.

The Company has several patents pertaining to our glass coating methods and products, including our UV coating and etch processes for anti-reflective glass for the picture framing industry. Despite being a point of differentiation from its competitors, no single patent is considered to be material to the Company.

Seasonality

Within the Architectural segment, our domestic businesses experience a slight seasonal effect following the domestic commercial construction industry, with higher demand May through December. Our non-domestic Architectural segment business does not have a significant seasonal trend. A bigger impact to net sales is the fact that the construction industry is highly cyclical in nature and can be influenced differently by the effects of the localized economy in geographic markets.

Within the LSO segment, picture framing glass sales tend to increase in the September to December timeframe. However, the timing of customer promotional activities may offset some of this seasonal impact.

Working Capital Requirements

Within the Architectural segment, receivables relating to contractual retention amounts can be outstanding throughout the project duration. Payment terms offered to our customers are similar to those offered by others in the industry. Inventory requirements are not significant to the businesses within this segment since we make-to-order rather than build-to-stock for the majority of our products. As a result, inventory levels follow customer demand for the products produced.

Since the LSO segment builds-to-stock for the majority of its products, it requires greater inventory levels to meet the demands of its customers.

Dependence on a Single Customer

We do not have any one customer that exceeds 10 percent of the Company’s consolidated net sales. However, there are important customers within each of our segments; the loss of one or more customers could have an adverse effect on the Company.

Backlog

At March 3, 2012, the Company’s total backlog of orders considered to be firm was $243.9 million, compared with $238.4 million at February 26, 2011. Of these amounts, approximately $242.0 million and $237.2 million of the orders were in the Architectural segment at March 3, 2012 and February 26, 2011, respectively. We expect to produce and ship $183.4 million, or 76 percent, of the Company’s March 3, 2012 backlog in fiscal 2013 compared to $199.9 million, or 84 percent, of the February 26, 2011 backlog that was expected to be produced and shipped in fiscal 2012.

The Company views backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in its business. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of the Company, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Competitive Conditions

Architectural Segment. The markets served by the businesses within the Architectural segment are very competitive, price and lead-time sensitive, and are primarily affected by changes in the North American commercial construction industry as well as changes in general economic conditions. Specifically, interest rates, credit availability for commercial construction projects, material costs, employment rates, office vacancy rates, building construction starts and office absorption rates are key indicators to the commercial construction market conditions. As each of these economic indicators moves favorably, our businesses typically experience sales growth, and vice-versa. The U.S. and world economies over the past three years have had a significant adverse impact on the commercial construction industry as a whole. As a result, the competitive environment in which the Architectural segment operates has become more competitive, increasing the number of re-bid construction projects and length of time between bidding and award of a project, reducing selling prices and causing competitors to expand the geographic scope and type of projects on which they bid. The companies within the Architectural segment primarily serve the custom portion of the commercial construction market, which is generally highly fragmented. The primary competitive factors are price, product quality, reliable service, on-time delivery, warranty and the ability to provide technical engineering and design services. The competitive environment in Brazil is similar to that of the United States; however, the Brazilian commercial construction market appears to be relatively strong as the Brazilian economy has recovered from the recent worldwide economic downturn. Additionally, we believe we are in the midst of an increasing worldwide trend in commercial construction – building with energy efficient or “green” products. This has the potential to increase demand for some of our segment’s products and services due to their premium energy-efficiency properties combined with custom aesthetics. The potential for increased renovation of the exteriors of commercial and institutional buildings for improved energy efficiency may also offset some competitive pressures.

Throughout a construction project, the Architectural segment must maintain significant relationships with general contractors, who are normally each business’ direct or indirect customers, and architects, who influence the selection of products and services on a project. This is due to the high degree of dependence on general contractors and architects for project initiation and development of specifications. Additionally, the timing of a project depends on the schedule established by the general contractors and their ability to maintain this schedule. If a general contractor fails to keep a construction project on its established timeline, the timing and profitability of the project for our Architectural segment could be negatively impacted.

We believe that our domestic competition does not provide the same level of custom coatings to the market, but regional glass fabricators can provide somewhat similar products with similar attributes. Regional fabricators incorporate high performance, post-temperable glass products, procured from primary glass suppliers, into their insulated glass products. The availability of these products has enabled regional fabricators in some cases to bid on more complex projects than in the past. Since we typically target the more complex projects, of which there are currently fewer in the market because of the recent economic downturn, we have encountered significant competition from these glass suppliers. Conversely, since the commercial construction cycle has slowed and demand for high-end products is lower, our architectural glass fabrication business increasingly competes for business at the lower end of the high-performance spectrum, where these regional fabricators vigorously compete and pricing is generally lower.

The commercial window manufacturing market is highly fragmented, and we compete against several major aluminum window and storefront manufacturers in various market niches. With window products at the high-end of the performance scale and one of the industry’s best standard window warranties for repair or replacement of defective product, we effectively leverage a reputation for engineering quality and delivery dependability into a position as a preferred provider for high-performance products. Our custom and standard windows business and storefront and entrance business typically compete on quality and service levels, price, lead-time and delivery services. Within the architectural finishing market, we compete against regional paint and anodizing companies, typically on price and delivery. With the slowdown in the commercial construction markets, there is a higher level of competition for these products.

When providing glass installation and services, we largely compete against local and regional construction companies and installation contractors, and more recently against other larger national companies. The primary competitive factors are quality, engineering, price and service.

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

Although there has been recent activity with respect to new entrants in the North American valued-added products market for picture framing, this segment competes against many suppliers of clear glass. Our customers’ selection of value-added products is driven by product attributes, price, quality and service.

Research and Development

The amount spent on research and development activities was $7.2 million, $6.3 million and $6.8 million in fiscal 2012, 2011 and 2010, respectively. Of this amount, $0.8 million, $1.8 million and $3.2 million, respectively, was focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and is included in cost of sales in the accompanying consolidated financial statements.

Environment

We use hazardous materials in our manufacturing operations, and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of wastes. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that we believe enable us to properly manage the regulated materials used in our manufacturing processes and wastes created by the production processes, and we have implemented a program to monitor our compliance with environmental laws and regulations. Although we believe we are currently in material compliance with such laws and regulations, current or future laws and regulations could require us to make substantial expenditures for compliance with chemical exposure, waste treatment or disposal regulations. During fiscal 2012, we spent approximately $0.2 million, and in each of fiscal 2011 and 2010, we spent $0.3 million, to reduce wastewater solids and hazardous air emissions at our facilities. We expect to incur costs to continue to comply with laws and regulations in the future for our ongoing manufacturing operations but do not expect these to be material to our financial statements.

As part of the acquisition of Tubelite Inc. (Tubelite) on December 21, 2007, we acquired a manufacturing facility which has historical environmental conditions. We believe that Tubelite is a “responsible party” for certain of these historical environmental conditions, and the Company intends to remediate those conditions. The Company believes the remediation activities can be conducted without significant disruption to manufacturing operations at this facility. As of March 3, 2012, the environmental reserve balance was $2.0 million.

Employees

The Company employed 3,636 and 3,555 persons on March 3, 2012 and February 26, 2011, respectively. At March 3, 2012, 449 of these employees were represented by U.S. labor unions and 274 of these employees were represented by labor unions in Brazil.

The Company is a party to approximately 50 collective bargaining agreements in the United States with several different unions. The number of collective bargaining agreements to which the Company is a party varies with the number of cities in which our glass installation and services business has active construction contracts. The Company considers its employee relations to be very good, and has not experienced any loss of workdays due to strike. We are highly dependent upon the continued employment of certain technical and management personnel.

Acquisition of Glassec

On November 19, 2010, the Company acquired 100 percent of the stock of Glassec Vidros de Segurança Ltda., a privately held business, for $20.6 million, net of cash acquired of $1.1 million. Glassec is a leading architectural glass fabricator in Brazil. The business operates under the name GlassecViracon as part of the Company’s architectural glass business.

GlassecViracon’s fiscal year ends December 31 and is reported in the consolidated financial statements within our Architectural segment on a two-month lag. The purchase is part of our strategy to increase our architectural glass penetration in international markets. Item 8, Note 6 of the Notes to Consolidated Financial Statements contains further information regarding this acquisition.

Foreign Operations and Export Sales

During the years ended March 3, 2012, February 26, 2011 and February 27, 2010, the Company’s export sales from domestic operations, principally from the sale of architectural glass, amounted to approximately $75.7 million, $79.4 million and $68.3 million, respectively, or 11 percent of net sales in fiscal 2012, 14 percent of net sales in fiscal 2011, and 10 percent of net sales in fiscal 2010. Fiscal 2012 and 2011 consolidated net sales included GlassecViracon sales of $34.1 million and $3.7 million, respectively, or five percent of net sales in fiscal 2012 and approximately one percent of net sales in fiscal 2011, all of which were non-U.S. sales.

Available Information

The Company maintains a website at www.apog.com. Through a link to a third-party content provider, this corporate website provides free access to the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after electronic filing such material with, or furnishing it to, the Securities and Exchange Commission. Also available on our website are various corporate governance documents, including our Code of Business Ethics and Conduct, Corporate Governance Guidelines, and charters for the Audit, Compensation, Strategy and Enterprise Risk, and Nominating and Corporate Governance Committees of the Board of Directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions with Apogee Enterprises and Five-Year Employment History
Joseph F. Puishys	53	Chief Executive Officer and President of the Company since August 2011. President of Honeywell’s Environmental and Combustion Controls division from 2008 through 2011, President of Honeywell’s Building Solutions from 2005 through 2008 and President of Honeywell Building Solutions, America from 2004 to 2005.

James S. Porter	51	Chief Financial Officer since October 2005. Vice President of Strategy and Planning from 2002 through 2005. Various management positions within the Company since 1997.

Patricia A. Beithon	58	General Counsel and Secretary since September 1999.

Gary R. Johnson	50	Vice President, Treasurer since January 2001. Various management positions within the Company since 1995.

Mark A. Augdahl	46	Vice President, Finance and Corporate Controller since May 2011. Corporate Controller from 2004 through 2011 and Assistant Corporate Controller from 2000 through 2004.

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

Operational Risks

Architectural Segment

Global economic conditions and the cyclical nature of the commercial construction industry have had and could continue to have an adverse impact on the profitability of this segment. There has traditionally been a lag between the general domestic economy and the North American commercial construction industry, and an additional lag of approximately eight months to when the products and services of our domestic-based Architectural segment businesses record net sales. Accordingly, these domestic Architectural segment businesses, which represented approximately 94 percent of the segment’s net sales during fiscal 2012, are primarily impacted by changes in the North American commercial construction industry, including unforeseen delays in project timing, work flow and lower prices. These and other economic conditions could impact the overall commercial construction industry and may adversely impact the markets we serve or the timing of the lag, resulting in lower net sales and earnings.

Our Brazilian operation is subject to the economic, political and tax conditions prevalent in the region. The economic conditions in this region are subject to different growth expectations, market weaknesses and business practices. We cannot predict how changing market conditions in this region will impact our financial results.

The Architectural segment’s markets are very competitive and actions of competitors, or new market entrants, as well as product or service preferences could result in a loss of customers or share of that customer’s purchases that would negatively impact our net sales and earnings. The markets that the Architectural segment serves are product-attribute, price and lead-time sensitive. The segment competes with several large, integrated glass manufacturers; numerous specialty architectural glass and window fabricators; and major contractors and subcontractors. Some of our competitors may have greater financial or other resources than the Company. Changes in our competitor’s products, prices or services could negatively impact our market share, net sales or margins. We have seen an increase in imports of our products from lower-cost, international suppliers that, if this were to continue, could impact our net sales or margins. Architectural trends or building code changes that reduce window-to-wall ratios could also negatively impact our net sales or margins.

The Architectural segment results could be adversely impacted by product quality and performance reliability problems. We manufacture and/or install a significant portion of our products based on specific requirements of each of our customers. We believe that future orders of our products or services will depend on our ability to maintain the performance, reliability and quality standards required by our customers. If our products or services have performance, reliability or quality problems, we may experience additional warranty and service expense; reduced, cancelled or discontinued orders; higher manufacturing or installation costs; or delays in the collection of accounts receivable. Additionally, performance, reliability or quality claims from our customers, with or without merit, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages that could negatively impact our financial results.

The Architectural results could be adversely impacted by capacity utilization and changes in technology impacting capacity utilization. The Architectural segment’s near-term performance depends, to a significant degree, on its ability to utilize capacity at its production facilities. The failure to successfully utilize or manage capacity, and the impact of closing a facility in the future, or re-opening a currently closed facility, could adversely affect our operating results. Additionally, advances in product or process technologies on the part of existing or prospective competitors could have a significant impact on our ability to utilize our capacity and, therefore, have an adverse impact on our operating results.

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

LSO Segment

The LSO segment is highly dependent on a relatively small number of customers for its sales. We continue to expect to derive a significant portion of our net sales from a small number of customers. Accordingly, loss of a significant customer or a significant reduction in pricing, or a shift to a less favorable mix of value-added picture framing glass products for one of those customers could materially reduce LSO net sales and operating results in any one year.

The LSO segment is highly dependent on U.S. consumer confidence and the U.S. economy. Our business in this segment depends on the strength of the retail picture framing market. This market is highly dependent on consumer confidence and the conditions of the U.S. economy. We have been able to partially offset the impact of economic slowdowns in the recent past with an increase in the mix of higher value-added picture framing products. If consumer confidence further declines, whether as a result of an economic slowdown, uncertainty regarding the future or other factors, our use of these strategies may not be as successful in the future, resulting in a potentially significant decrease in net sales and operating income.

The LSO segment results could be adversely impacted by capacity utilization. The LSO segment’s near-term performance depends, to a significant degree, on its ability to utilize its production capacity to manufacture our highest value-added picture framing glass and acrylic products. The failure to successfully manage this capacity could adversely impact operating results.

The LSO segment’s markets are becoming more competitive and actions of competitors, or new market entrants, could negatively impact our net sales and earnings. The markets that the LSO segment serves are product-attribute and price sensitive. The segment competes with several small international specialty glass manufacturers that have traditionally not penetrated the domestic markets. Although these competitors tend to be low price providers and have not been able to meet the specification level of our products, upgrades to our competitor’s products could drive prices down which could have a negative impact on our market share, net sales or margins.

Other Operational Risks

The Company’s results may be adversely impacted by implementation of an Enterprise Resource Planning (ERP) system. Since fiscal 2008, the Company has been implementing an ERP system to modernize its information system technologies and business processes at its business units. The complexities of an ERP implementation and large-scale process changes that are required could result in costs that exceed the project budget, business interruptions or reduced financial performance, adversely impacting operating results. To date we have completed a considerable portion of the project but still have significant modules at some of our larger business units to implement.

Financial Risks

Volatility in the global economy could adversely affect results of operations and our financial condition. Global financial markets have been experiencing disruption over the past several years, including, among other things, volatility in securities prices; diminished liquidity and credit availability; rating downgrades of certain investments; and changes in valuation of foreign currency against the U.S. dollar. These conditions have negatively impacted the markets we serve and as a result have had an adverse impact on our recent results of operations. Further volatility could lead to challenges in our business and negatively impact our financial condition or results of operations or lead to impairment of long-lived assets, including goodwill. The tightening of credit in financial markets could adversely affect our ability, as well as the ability of our customers and suppliers, to obtain and maintain financing. In addition, lack of financing for commercial construction projects could further result in a decrease in orders and spending for our products and services. We also maintain a significant amount of assets in the form of investments, primarily municipal bonds. The value of these investments and the timing of our need for cash could have a significant negative impact on our operating results.

Our quarterly and annual net sales and operating results are volatile and difficult to predict. Our net sales and operating results may fall below the expectations of securities analysts or investors, and Company-provided guidance in future periods. Our annual net sales and operating results may vary depending on a number of factors, including, but not limited to, fluctuating customer demand, delay or timing of shipments, construction delays or cancellations due to lack of financing for construction projects, changes in product and project mix or market acceptance of new products. Manufacturing or operational difficulties that may arise due to quality control, capacity utilization of our production equipment or staffing requirements may also adversely impact our annual net sales and operating results. In addition, competition, including new entrants into our markets, the introduction of new products by competitors, adoption of competitive technologies by our customers, and competitive pressures on prices of our products and services, could adversely impact our annual net sales and operating results. Finally, our annual net sales and operating results may vary depending on raw material pricing and the potential for disruption of supply, and changes in legislation that could have an adverse impact on our labor or other costs. Our failure to meet net sales and operating result expectations would likely adversely affect the market price of our common stock.

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

Environmental Regulation Risks

We are subject to potential environmental remediation regulation and compliance risks that could adversely affect our financial results. We use hazardous chemicals in producing products at three facilities (two in our Architectural segment and one in our LSO segment). One facility in our Architectural segment has certain historical environmental conditions which we believe require remediation. Our inability to remediate the historical environmental conditions at the Architectural segment facility at or below the amounts estimated as part of the purchase price allocation could have a material adverse impact on future financial results. Additionally, we are subject to a variety of local, state and federal governmental regulations relating to storage, discharge, handling, emission, generation and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. Our failure to comply with current or future environmental regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes or increased costs. Our financial results could also be adversely impacted by rising energy and material costs associated with environmental regulations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following table lists, by segment, the Company’s major facilities as of March 3, 2012, the general use of the facility and whether it is owned or leased by the Company.

Facility	Location	Owned/ Leased	Size (sq. ft.)	Function
Architectural Segment
Viracon	Owatonna, MN	Owned	765,500	Mfg/Admin
Viracon	Owatonna, MN	Owned	136,050	Mfg/Admin
Viracon	Owatonna, MN	Leased	160,000	Warehouse
Viracon	Owatonna, MN	Leased	6,400	Maintenance
Viracon	Statesboro, GA	Owned	397,200	Mfg/Warehouse
Viracon	St. George, UT	Owned	236,000	Mfg/Warehouse
GlassecViracon	Nazaré Pulista, Brazil	Owned(1)	100,000	Mfg/Admin
Harmon, Inc. Headquarters	Minneapolis, MN	Leased	12,954	Admin
Wausau Window and Wall Systems	Wausau, WI	Owned	370,400	Mfg/Admin
Wausau Window and Wall Systems	Stratford, WI	Owned	67,000	Mfg
Linetec	Wausau, WI	Owned	430,000	Mfg/Admin
Tubelite	Reed City, MI	Owned	245,000	Mfg
Tubelite	Walker, MI	Leased	123,125	Mfg/Admin

LSO Segment
Tru Vue	McCook, IL	Owned	300,000	Mfg/Admin
Tru Vue	Faribault, MN	Owned	274,600	Mfg/Admin

Other
Apogee Headquarters	Minneapolis, MN	Leased	13,492	Admin

(1)	This is an owned facility; however, the land is leased from the city.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Apogee common stock is traded on the NASDAQ Stock Market LLC (Nasdaq) under the ticker symbol APOG.

As of April 11, 2012, there were approximately 1,511 shareholders of record and 7,652 shareholders for whom securities firms acted as nominees.

The following chart shows the quarterly range and year-end closing prices for one share of the Company’s common stock over the past five fiscal years.

	Quarter
	First			Second			Third			Fourth			Year-end
	Low		High	Low		High	Low		High	Low		High	Close
2012	$12.42	—	$14.82	$8.21	—	$13.45	$7.79	—	$11.54	$9.42	—	$15.05	$12.60
2011	12.57	—	16.89	9.05	—	13.89	8.76	—	12.05	10.79	—	14.72	13.92
2010	8.12	—	14.61	11.17	—	15.14	12.50	—	16.48	12.91	—	16.35	14.29
2009	14.08	—	24.22	15.07	—	25.99	5.32	—	21.46	6.08	—	12.77	9.47
2008	18.41	—	25.75	24.23	—	30.30	20.04	—	28.96	14.30	—	23.25	15.39

Dividends

The Board of Directors quarterly evaluates declaring dividends based on operating results, available funds and the Company’s financial condition. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly and annual cumulative cash dividends per share for the past five fiscal years.

	First	Second	Third	Fourth	Total
2012	$0.0815	$0.0815	$0.0815	$0.0815	$0.3260
2011	0.0815	0.0815	0.0815	0.0815	0.3260
2010	0.0815	0.0815	0.0815	0.0815	0.3260
2009	0.0740	0.0740	0.0815	0.0815	0.3110
2008	0.0675	0.0675	0.0740	0.0740	0.2830

Purchases of Equity Securities by the Company

The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
Nov. 27, 2011 through Dec. 31, 2011	89	$10.41	—	970,877
Jan. 1, 2012 through Jan. 28, 2012	—	—	—	970,877
Jan. 29, 2012 through Mar. 3, 2012	25,392	13.43	—	970,877
Total	25,481	$12.67	—	970,877

(a)	The shares in this column represent shares that were surrendered to us by plan participants in order to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock, which was announced on April 10, 2003. In January 2008, the Board of Directors increased the authorization by 750,000 shares, which was announced on January 24, 2008. In October 2008, the Board of Directors increased the authorization by 1,000,000 shares, which was announced on October 8, 2008. The Company’s repurchase program does not have an expiration date.

Comparative Stock Performance

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the Standard & Poor’s Small Cap 600 Index and the Russell 2000 Index. This graph assumes a $100 investment in each of Apogee, the Standard & Poor’s Small Cap 600 Index and the Russell 2000 Index at the close of trading on March 3, 2007, and also assumes the reinvestment of all dividends.

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012
Apogee	$100.00	$80.38	$50.71	$78.52	$76.48	$69.23
S&P Small Cap 600 Index	100.00	91.60	51.87	84.29	109.18	112.38
Russell 2000 Index	100.00	88.49	50.17	81.06	106.00	103.48

For the fiscal year ended March 3, 2012, our primary business activities included architectural glass products and services (approximately 88 percent of net sales) and large-scale optical technologies (approximately 12 percent of net sales). We are not aware of any competitors, public or private, that are similar to us in size and scope of business activities. Most of our direct competitors are either privately owned or divisions of larger, publicly owned companies.

ITEM 6.	SELECTED FINANCIAL DATA

The following information should be read in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8—Financial Statements and Supplementary Data.

(In thousands, except per share data and percentages)	2012 (1)	2011(2)	2010	2009	2008	2007(1)
Results from Operations Data
Net sales	$662,463	$582,777	$696,703	$925,502	$881,809	$778,847
Gross profit	117,120	83,120	162,095	200,748	185,150	148,414
Operating income (loss)	3,816	(20,972)	45,430	77,655	66,459	47,725
Earnings (loss) from continuing operations	4,697	(14,157)	31,217	51,195	43,170	31,652
Net earnings (loss)	4,645	(10,332)	31,742	51,035	48,551	31,653
Earnings (loss) per share – basic
Continuing operations	0.17	(0.51)	1.14	1.85	1.52	1.14
Net earnings (loss)	0.17	(0.37)	1.16	1.84	1.71	1.14
Earnings (loss) per share – diluted
Continuing operations	0.17	(0.51)	1.13	1.82	1.49	1.12
Net earnings (loss)	0.17	(0.37)	1.15	1.81	1.67	1.12

Balance Sheet Data
Current assets	$229,439	$213,923	$246,586	$228,688	$259,229	$222,484
Total assets (3)	493,104	511,098	526,854	527,684	563,508	449,161
Current liabilities	105,771	113,946	128,887	157,292	177,315	145,859
Long–term debt	20,916	21,442	8,400	8,400	58,200	35,400
Shareholders’ equity	321,198	327,677	343,590	316,624	284,582	235,668

Cash Flow Data
Depreciation and amortization	$27,246	$28,218	$29,601	$29,307	$22,776	$18,536
Net cash provided by (used in) continuing operating activities	27,981	(7,985)	97,234	116,298	86,235	48,071
Capital expenditures	9,650	9,126	9,765	55,184	55,208	39,893
Dividends*	9,153	9,161	9,112	8,800	8,192	9,312

Other Data
Gross margin – % of sales	17.7	14.3	23.3	21.7	21.0	19.1
Operating margin – % of sales	0.6	(3.6)	6.5	8.4	7.5	6.1
Effective tax rate – %	(28.8)	32.0	32.1	35.0	30.7	35.1
Non–cash working capital	$44,374	$39,426	$15,064	$44,336	$69,650	$70,438
Debt as a % of total capital	6.1	6.4	2.4	2.6	17.0	13.1
Return on:
Average shareholders’ equity – %	1.4	(3.1)	9.6	17.0	18.7	14.6
Average invested capital**– %	0.6	(3.4)	7.5	12.6	11.4	10.0
Dividend yield at year–end – %	2.6	2.3	2.3	3.3	1.8	1.4
Book value per share	11.45	11.66	12.29	11.40	9.90	8.25
Price/earnings ratio at year–end	76:1	NM	12:1	5:1	9:1	17:1
Average monthly trading volume	2,830	4,790	5,900	8,400	7,740	3,500

*	See Item 5 for dividend per share data.
**	[(Operating income + equity in earnings of affiliated companies) x (.65)]/average invested capital

NM=Not meaningful

(1)	Fiscal 2012 and 2007 each included 53 weeks compared to 52 weeks in each of the other periods presented.
(2)	See Item 8, Note 6 to the Consolidated Financial Statements for additional information related to the acquisition of Glassec in November 2010.
(3)	Fiscal 2011 includes a retrospective adjustment of $4.2 million as described in Item 8, Note 6 to the Consolidated Financial Statements.

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

The following are the key items that impacted fiscal 2012:

•

The Architectural segment’s net sales were up 15.1 percent, or 9.1 percent excluding the impact of GlassecViracon, which was acquired late in fiscal 2011, over the prior year even as we continued to be impacted by difficult U.S. commercial construction market conditions. Growth was driven by initiatives to improve market share in our metal fabrication businesses and improved pricing in our architectural glass fabrication business. Operating results were also favorable to last year largely due to the impact of the items above, partially offset by project margin declines at our installation business.

•	Despite soft market conditions, our LSO segment was able to increase net sales 4.1 percent, while operating income was down slightly due to spending on growth initiatives during fiscal 2012.

•	Our backlog was $243.9 million at March 3, 2012, compared to $238.4 million at February 26, 2011.

•	The Architectural segment backlog represents more than 99 percent of the backlog. Bidding activity has remained solid; however, bid-to-award and contract timing continues to be slow.

Strategy. The following describes our business strategy for each of our segments.

Architectural segment. Our Architectural segment serves the commercial construction market, which is highly cyclical. We have five business units within this segment that participate at various stages of the glass fabrication, window and curtainwall supply chain – each with nationally recognized brands and leading positions in their target market segments. The glass and window and curtainwall systems enclose commercial buildings such as offices, hospitals, educational facilities, government facilities, high-end multi-family buildings and retail centers. We believe building contractors value our ability to deliver quality, customized window and curtainwall solutions to projects on time and on budget, helping to minimize costly job-site labor overruns. Their customers – building owners and developers – value the distinctive look, energy efficiency, and hurricane and blast protection features of our glass systems. These benefits can contribute to higher lease rates, lower operating costs due to the energy efficiency of our value-added glass, a more comfortable environment for building occupants, and protection for buildings and occupants from hurricanes and blasts.

We look at several market indicators, such as office space vacancy rates, architectural billing statistics, employment, and other economic indicators, to gain insight into the commercial construction market. One of our primary indicators is U.S. non-residential construction market activity as documented by McGraw-Hill Construction (McGraw-Hill), a leading independent provider of construction industry analysis, forecasts and trends. We utilize the information for the building types that we typically supply (office towers, hotels, retail centers, education facilities and dormitories, health care facilities, government buildings and high-end multi-family buildings) and adjust this information (which is based on construction starts) to align with our fiscal year and the lag that is required to account for when our products and services typically are initiated in a construction project – approximately eight months after project start. From the McGraw-Hill data, our U.S. markets had an annual compounded growth rate of negative 14 percent over our past three fiscal years, consistent with our segment’s domestic compounded annual growth rate over that same period.

Our overall strategy in this segment is to defend and grow market share over a cycle by extending our presence while remaining focused on distinctive solutions for enclosing commercial buildings. We draw upon our leading brands, energy-efficient products and reputation for high quality and service in pursuit of our strategy. Each of our existing businesses has the ability to grow through geographic or product line expansion, and we regularly evaluate acquisition opportunities in adjacent segments. Finally, we aspire to lead our markets in the development of practical, energy-efficient products for “green” buildings and the ability to deliver them in a sustainable manner. Our architectural businesses have introduced products and services designed to meet the growing demand for green building materials. These products have included new energy-efficient glass coatings, thermally enhanced aluminum framing systems and systems with a high percentage of recycled content.

While our lag-adjusted markets are projected to continue to contract slightly into fiscal 2013, we are pursuing the same basic strategy with some adjustment for market conditions. In fiscal 2011 we raised the pricing of our U.S. architectural glass products to better reflect the value our products deliver to the marketplace, and expect to see the full benefits of the price increases in fiscal 2013. In addition, we have been and continue to take measures to keep our cost structure in line with revenue, including continuing to focus on productivity while maintaining and upgrading our capacity to gain market share when our markets recover. We acquired Glassec, a leading architectural glass fabricator in Brazil, in November 2010, establishing an architectural glass footprint in a developing and fast-growing market where we can provide technical and operational excellence. We have been successful in winning and profitably executing installation work in new metropolitan markets to offset declines in core markets. We are focusing on renovation of window and curtainwall systems where all sectors are increasing their interest in upgrading their facades. We have tightened our capital spending criteria, although we continue to have cash available, and will be spending during fiscal 2013 for strategic investments for both international and domestic initiatives to drive growth and improve productivity. We expect to emerge from the current downturn poised to win market share from competitors who were not as well positioned or do not have funds available to weather the current down cycle.

LSO segment. Our basic strategy in this segment is to convert the custom picture framing market from clear uncoated glass to value-added glass that protects art from UV damage while minimizing reflection from the glass so that viewers see the art rather than the glass. We estimate that over 50 percent of the retail picture framing market has converted to value-added glass, and although we are finding it more difficult to convert, the ultimate potential is significantly higher. We offer a variety of products with varying levels of reflection control and promote the benefits to consumers with point-of-purchase displays and other promotional materials. We also work to educate the fragmented custom picture framing market regarding the opportunity to improve the profitability of their framing business by selling value-added glass.

Over the past two years, we have been extending our strategy to the fine art market, which includes museums and private collections. We also made capital investments to support the conversion to value-added picture framing products as well as to grow the fine art market. As part of that extension, we developed value-added acrylic products in addition to glass. Acrylic is a preferred material in the fine art markets because the art can be much larger and weight is an important consideration. In fiscal 2010, we expanded our strategies to include other markets that can be served with anti-reflective acrylic products.

In fiscal 2011, we established an initiative to begin selling our products in Europe, and in fiscal 2012, we began executing against this initiative. Historically, we have had very little presence in Europe. We believe our products and distribution networks will enable us to grow at a faster pace in Europe than in the United States.

Results of Operations

Net Sales

(Dollars in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net sales	$662,463	$582,777	$696,703	13.7%	(16.4)%

Fiscal 2012 Compared to Fiscal 2011

Sales increased 13.7 percent during fiscal 2012 despite flat market conditions due to market share gains in the window and storefront businesses and improved architectural glass pricing. The GlassecViracon business that was acquired in the third quarter of fiscal 2011 accounted for 5.2 percentage points of the increase in fiscal 2012. In addition, fiscal 2012 included 53 weeks compared to the prior-year 52-week period, which had a 2 percent impact on current year sales.

Fiscal 2011 Compared to Fiscal 2010

Sales decreased 16.4 percent due to challenging commercial construction market conditions during fiscal 2011. This resulted in lower demand, driving lower volume across all Architectural segment business lines, and lower pricing, largely in our architectural glass business. GlassecViracon contributed $3.7 million of sales to our Architectural segment in fiscal 2011 for the period subsequent to acquisition.

Performance

The relationship between various components of operations, as a percentage of net sales, is illustrated below for the past three fiscal years.

(Percentage of net sales)	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.3	85.7	76.7

Gross profit	17.7	14.3	23.3
Selling, general and administrative expenses	17.1	17.9	16.8

Operating income (loss)	0.6	(3.6)	6.5
Interest income	0.2	0.1	0.1
Interest expense	0.2	0.1	0.1
Other income (expense), net	—	—	0.1

Earnings (loss) from continuing operations before income taxes	0.6	(3.6)	6.6
Income tax (benefit) expense	(0.1)	(1.2)	2.1

Earnings (loss) from continuing operations	0.7	(2.4)	4.5
Earnings from discontinued operations, net of income taxes	—	0.6	0.1

Net earnings (loss)	0.7%	(1.8)%	4.6%

Effective income tax rate for continuing operations	(28.8)%	32.0%	32.1%

Fiscal 2012 Compared to Fiscal 2011

Consolidated gross profit was up 3.4 percentage points due to the higher architectural glass pricing and the margin impact from the revenue growth in the window and storefront businesses, partially offset by lower margin work in the installation business. During fiscal 2011, we incurred unusually high costs to resolve architectural glass product quality issues from a vendor-supplied material, as well as other quality issues, which negatively impacted gross profit by approximately $3.4 million, or 0.6 percentage points.

Selling, general and administrative (SG&A) expenses decreased as a percent of sales to 17.1 percent in fiscal 2012 from 17.9 percent in fiscal 2011, while spending was up $9.2 million. Approximately half of the increase in spending relates to the impact of the addition of the GlassecViracon business. Transition costs related to our retiring CEO and hiring our new CEO, increased commissions as a result of increased sales, and increased promotional costs in our LSO segment also contributed to the increase in spending.

In the current year, income tax expense on pre-tax income was more than offset by tax benefits from credits and deductions on a low base of earnings and the impact of statute of limitation expirations for prior fiscal years.

Fiscal 2011 Compared to Fiscal 2010

Consolidated gross profit was down 9.0 percentage points due to lower pricing, primarily in our architectural glass business, as well as lower project margins and the impact of low capacity utilization from lower volume in our Architectural segment. During fiscal 2011, we incurred unusually high costs to resolve architectural glass product quality issues from a vendor-supplied material, as well as other quality issues, which negatively impacted gross profit by approximately $3.4 million, or 0.6 percentage points. Our LSO segment had favorable results for fiscal 2011 compared to fiscal 2010 due to the ongoing strong mix of value-added picture framing product and positive operating performance, partially offsetting the items above.

SG&A expenses increased as a percent of sales to 17.9 percent in fiscal 2011 from 16.8 percent in fiscal 2010, while spending decreased by $12.6 million. The decrease in spending relates to reduced accruals for incentive and long-term executive compensation expenses; lower spending on discretionary items as we focused on cost management; and reduced salaries and employee-related expenses as a result of headcount reductions. The increase as a percent of sales was largely due to our inability to leverage expenses over a lower level of sales dollars.

Fiscal 2011 earnings from discontinued operations of $3.8 million reflect favorable resolution of an outstanding tax exposure related to a foreign operation discontinued in 1998. The resolution of this exposure provided non-cash income from discontinued operations of $4.9 million in the second quarter. Fiscal 2011 also included a pre-tax charge of $1.6 million in the fourth quarter for expected settlement of an exposure related to a foreign operation discontinued in 1998. This settlement was finalized in March 2011, and we paid $3.0 million in the first half of fiscal 2012 for final resolution of this matter. The settlements of these two items represent the last significant remaining items with respect to our international curtainwall business. Fiscal 2010 income of $0.5 million was due to the favorable resolution of an outstanding lease claim and a reduction in reserves related to the expiration of warranty periods.

Segment Analysis

Architectural Products and Services (Architectural)

(In thousands)	2012	2011	2010
Net sales	$583,933	$507,392	$626,007
Operating (loss) income	(12,072)	(37,668)	31,591
Operating (loss) income as a percent of sales	(2.1)%	(7.4)%	5.0%

Fiscal 2012 Compared to Fiscal 2011. Fiscal 2012 net sales increased $76.5 million or 15.1 percent from fiscal 2011, compared to growth of approximately 1 percent in our markets served, according to McGraw-Hill data. The addition of GlassecViracon accounted for 6.0 percentage points of the increase for the year. Volume growth and increased market share in our window and storefront businesses and improved architectural glass pricing contributed to the year-on-year improvement. In addition, the extra week in fiscal 2012 had an impact of 2 percent on current year sales.

For fiscal 2012, the segment incurred an operating loss of $12.1 million, with an operating margin of negative 2.1 percent compared to an operating loss of $37.7 million in fiscal 2011, with a negative operating margin of 7.4 percent. The improvement was due to the improved architectural glass pricing and the impact of the increased revenue in our window and storefront businesses. These items were partially offset by lower margin work in the installation business as this business was working off projects that were bid at lower margins. In fiscal 2011, we incurred costs to resolve architectural glass product quality issues from a vendor-supplied material, as well as other quality issues, which negatively impacted segment gross profit by approximately $3.4 million, or 0.7 percentage points. Fiscal 2011 was also impacted by costs to implement architectural glass productivity improvements. GlassecViracon was minimally accretive to segment results in fiscal 2012.

Fiscal 2011 Compared to Fiscal 2010. Fiscal 2011 net sales decreased $118.6 million or 18.9 percent from fiscal 2010, a decline that was in line with the 18 percent decline in our markets served, according to McGraw-Hill data. We continued to be impacted by difficult U.S. commercial construction market conditions during fiscal 2011, with low employment levels and high vacancy rates for commercial buildings. Volume and pricing decreased across all of our architectural businesses, with our architectural glass business significantly impacted by lower pricing. GlassecViracon contributed $3.7 million of sales to our Architectural segment in fiscal 2011 for the period subsequent to acquisition.

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

Large-Scale Optical Technologies (LSO)

(In thousands)	2012	2011	2010
Net sales	$78,532	$75,426	$70,707
Operating income	19,605	20,540	16,870
Operating income as a percent of sales	25.0%	27.2%	23.9%

Fiscal 2012 Compared to Fiscal 2011. LSO revenues increased $3.1 million, or 4.1 percent, in fiscal 2012 to $78.5 million from $75.4 million in fiscal 2011 with an increase in sales to independent framers. The extra week in fiscal 2012 had an impact of 2 percent on current year sales. LSO segment operating income as a percent of sales decreased to 25.0 percent in fiscal 2012 from 27.2 percent in fiscal 2011 and operating income was down $0.9 million. Although we maintained a strong mix of value-added picture framing product sales in fiscal 2012, margins were negatively impacted by spending on sales, marketing and new market development initiatives, including international expansion.

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

Consolidated Backlog

At March 3, 2012, our consolidated backlog was $243.9 million, up 2 percent over the $238.4 million reported at February 26, 2011. The backlog of the Architectural segment represented more than 99 percent of consolidated backlog. We expect 76 percent of our total March 3, 2012 backlog to be recognized in fiscal 2013 revenue, compared to 84 percent of the February 26, 2011 backlog that was expected to be produced and shipped in fiscal 2012. We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of our ultimate profitability, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Acquisitions

On November 19, 2010, we acquired 100 percent of the stock of Glassec Vidros de Segurança Ltda., a privately held business, for $20.6 million, net of cash acquired of $1.1 million. Glassec is a leading architectural glass fabricator in Brazil. The business operates under the name GlassecViracon as part of the Company’s architectural glass business. GlassecViracon’s fiscal year ends December 31 and is reported in the consolidated financial statements within our Architectural segment on a two-month lag. The purchase is part of our strategy to increase our architectural glass penetration in international markets. Goodwill recorded as part of the purchase price allocation was $3.3 million and is not tax deductible. Identifiable intangible assets acquired as part of the acquisition were $7.3 million and include customer relationships, trademarks, patents and non-compete agreements with a weighted average useful life of 18 years.

Discontinued Operations

In several transactions in fiscal years 1998 through 2000, we completed the sale of our large-scale domestic curtainwall business, the sale of our detention/security business and the exit from international curtainwall operations. The remaining estimated cash expenditures related to these discontinued operations are recorded as liabilities of discontinued operations and cover warranty issues relating to domestic and international construction projects that we expect to be resolved over the next five years.

In the fourth quarter of fiscal 2011, settlement of an outstanding legal claim related to a foreign discontinued operation resulted in a $1.6 million increase in reserves and a pre-tax loss from discontinued operations, which was finalized and paid in March 2011. In the second quarter of fiscal 2011, the favorable resolution of an outstanding tax exposure related to a foreign operation discontinued in 1998 resulted in the release of $4.9 million of uncertain tax positions and non-cash income from discontinued operations. The settlements of these two items represent the last significant remaining items with respect to our international curtainwall business. During fiscal 2010, a favorable resolution of an outstanding lease claim and a reduction in reserves related to the expiration of warranty periods resulted in pre-tax income from discontinued operations of $0.8 million.

Liquidity and Capital Resources

(Cash effect, in thousands)	2012	2011	2010
Operating Activities
Net cash provided by (used in) continuing operating activities	$27,981	$(7,985)	$97,234
Investing Activities
Capital expenditures	(9,650)	(9,126)	(9,765)
Proceeds from sales of property, plant and equipment	10,320	190	276
Acquisition of businesses, net of cash acquired	—	(20,629)	—
Change in restricted investments, net	12,726	(35,794)	—
Net sales (purchases) of marketable securities	6,605	50,978	(43,506)
Financing Activities
(Repayment) borrowing activities, net	(1,316)	11,707	—
Purchases and retirement of Company common stock	(2,392)	—	—
Dividends paid	(9,153)	(9,161)	(9,112)

Operating activities. Cash provided by operating activities was $28.0 million in fiscal 2012, while cash used by operating activities was $8.0 million in fiscal 2011 and cash provided by operating activities was $97.2 million in fiscal 2010. Fiscal 2012 operating cash flows were positively impacted by the income reported for the year as compared to the prior-year, and were impacted less by the seasonally high cash outflow from operations in the first half of the year than in fiscal 2011. Fiscal 2011 operating cash flows were negatively impacted by the loss from operations and seasonally high cash outflow from operations in the first half of the year as a result of payments made to fund annual incentive compensation, retirement plan contributions and annual insurance premiums. The cash provided by operating activities in fiscal 2010 was the result of higher earnings.

Non-cash working capital (current assets, excluding cash, short-term marketable securities available for sale and short-term restricted investments, less current liabilities) was $44.4 million at March 3, 2012 or 6.7 percent of fiscal 2012 sales. This compares to $39.4 million at February 26, 2011 or 6.8 percent of fiscal 2011 sales and $15.1 million at February 27, 2010 or 2.2 percent of fiscal 2010 sales. The dollar change compared to fiscal 2011 was due to cash outflows for current and future growth. We expect non-cash working capital as a percent of sales to increase during fiscal 2013 as we anticipate that our Architectural businesses will require more working capital to support increasing business activities.

Investing activities. Investing activities provided net cash of $18.5 million in fiscal 2012, and used cash of $14.4 million in fiscal 2011 and $53.2 million in fiscal 2010. The current year included $10.3 million in proceeds from the sale and leaseback of equipment. Net proceeds of $12.7 million from restricted investments impacted the current year as some of the letters of credit that were being held outside of our credit facility were moved under the facility, releasing the money market funds we had been required to maintain to cover those exposures. The net position of our investments resulted in $6.6 million in net sales proceeds in fiscal 2012, as we sold investments to fund current operating activities. New capital investments were $9.7 million for fiscal 2012, primarily for safety and maintenance projects, and productivity improvements. In the first quarter of fiscal 2012, we invested in corporate-owned life insurance policies of $1.4 million with the intention of utilizing them as a long-term funding source for our deferred compensation plan obligations.

The prior-year period included $20.6 million for the acquisition of the GlassecViracon business. Prior-year investing activities also included net purchases of restricted investments of $35.8 million related to the funds received as a result of the recovery zone facility bonds that were made available for future investment in our architectural glass fabrication facility in Utah. The net position of our investments resulted in $51.0 million in net sales proceeds on marketable securities as we converted those investments to cash equivalents to support higher working capital. New capital investments for fiscal 2011 were $9.1 million, primarily for safety and maintenance projects.

Fiscal 2010 investing activities included $43.5 million of net purchases of investments as we invested in liquid securities at that time to be used during the market downturn and for strategic investment. Fiscal 2010 capital expenditures were $9.8 million, focused on safety and maintenance projects, as well as quick payback productivity improvements.

We anticipate that our fiscal 2013 capital expenditures will be approximately $25 million for investments in new products, capacity, productivity improvements and international, as well as for maintenance requirements.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

At March 3, 2012, we had two sale and leaseback agreements, one for a building that provides an option to purchase the building at projected future fair market value upon expiration of the lease in 2014 and one for equipment that provides an option to purchase the equipment at projected future fair market value upon expiration of the lease in 2018. The leases are classified as operating leases. We had a deferred gain of $5.9 million under the sale and leaseback transactions, which is included in the balance sheet as accrued expenses and other long-term liabilities. The average annual lease payments over the life of the remaining leases are $2.0 million.

Financing activities. Total outstanding borrowings at March 3, 2012 were $21.0 million, compared to $22.4 million at February 26, 2011 and $8.4 million at February 27, 2010. Long-term debt consists of $12.0 million of recovery zone facility bonds, $8.4 million of industrial development bonds and other debt incurred by GlassecViracon. Our debt-to-total-capital ratio was 6.1 percent at March 3, 2012, compared to 6.4 percent at February 26, 2011.

We maintain an $80.0 million revolving credit facility, which expires in January 2014, with borrowings secured by a pledge of certain assets of the Company. No borrowings were outstanding as of March 3, 2012 or February 26, 2011. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at March 3, 2012 was $274.2 million, whereas our net worth as defined in the credit facility was $321.2 million. The credit facility also requires that we maintain an adjusted debt-to-EBITDA ratio of not more than 2.75. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the debt-to-EBITDA ratio, we reduce non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. Our ratio was 0.00 at March 3, 2012. If we are not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At March 3, 2012, we were in compliance with the financial covenants of the credit facility.

We assumed debt of $2.3 million as part of the Glassec acquisition, of which $0.6 million was outstanding at March 3, 2012 and $0.1 million of which was recorded as current maturities of long-term debt. The acquired debt matures in fiscal years 2013 through 2021 and has a weighted average interest rate of 8.6 percent.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 shares in October 2008. We purchased 275,000 shares under the program during fiscal 2012. There were no share repurchases in fiscal 2011. We have purchased a total of 2,279,123 shares, at a total cost of $29.7 million, since the inception of this program. We have remaining authority to repurchase 970,877 shares under this program, which has no expiration date.

In addition to the shares repurchased under the repurchase plan, we also reacquired $1.3 million and $1.7 million of Company stock from employees in order to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation, pursuant to terms of Board and shareholder-approved compensation plans during fiscal 2012 and 2011, respectively.

Other financing activities. The following summarizes significant contractual obligations that impact our liquidity:

	Future Cash Payments Due by Period
(In thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Industrial revenue bonds	$—	$—	$—	$—	$—	$8,400	$8,400
Recovery zone facility bonds	—	—	—	—	—	12,000	12,000
Other debt obligations	108	62	62	62	62	268	624
Operating leases (undiscounted)	6,737	5,650	4,848	4,735	3,041	3,309	28,320
Purchase obligations	46,502	—	—	—	—	—	46,502
Other obligations	1,225	—	—	—	—	—	1,225

Total cash obligations	$54,572	$5,712	$4,910	$4,797	$3,103	$23,977	$97,071

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

As of March 3, 2012, we have purchase obligations totaling $46.5 million, the majority of which are for raw material commitments.

The other obligations in the table above relate to non-compete and consulting agreements with current and former employees.

We expect to make contributions of $0.9 million to our defined-benefit pension plans in fiscal 2013, which will equal or exceed our minimum funding requirements.

As of March 3, 2012, we had $8.9 million and $2.0 million of unrecognized tax benefits and environmental liabilities, respectively. We expect $1.8 million of the unrecognized tax benefits to lapse in fiscal 2013. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At March 3, 2012, we had ongoing letters of credit related to construction contracts and certain industrial development bonds. The Company’s $8.4 million of industrial revenue bonds are supported by $8.7 million of letters of credit that reduce availability of funds under our $80.0 million credit facility. The $12.0 million of recovery zone facility bonds are supported by $12.3 million of letters of credit. The letters of credit by expiration period were as follows at March 3, 2012:

	Amount of Commitment Expiration Per Period
(In thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Standby letters of credit	$20,982	$2,000	$—	$—	$—	$2,500	$25,482

In addition to the above standby letters of credit, which were predominantly issued for our industrial development bonds, we are required, in the ordinary course of business, to obtain surety or performance bonds that commit payments to our customers for any non-performance by us. At March 3, 2012, $100.5 million of our backlog was bonded by performance bonds with a face value of $309.9 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to pay on these performance-based bonds with respect to any of our current portfolio of businesses.

We self-insure our third-party product liability coverages. As a result, a material construction project rework event would have a material adverse effect on our operating results.

We believe that current cash on hand and available capacity under our committed revolving credit facility, as well as the expected cash to be generated from future operating activities will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments. We had total cash and short-term marketable securities available for sale of $65.7 million at March 3, 2012 and $66.8 million of available capacity under our revolving credit facility. We believe that this will provide us with the financial strength to work through the ongoing weak market conditions and to continue our growth strategy through the recovery.

Off-balance sheet arrangements. With the exception of operating leases, we had no off-balance sheet financing arrangements at March 3, 2012 or February 26, 2011.

Outlook

The following statements are based on current expectations for fiscal 2013. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to grow by mid-single digits over fiscal 2012.

•	We anticipate earnings per share of $0.40 to $0.50.

•	Capital expenditures are projected to be approximately $25 million.

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

Revenue recognition – Our standard product sales terms are “free on board” (FOB) shipping point or FOB destination, and revenue is recognized when title has transferred. However, our installation business records revenue on a percentage-of-completion basis as it relates to revenues earned from construction contracts. During fiscal 2012, approximately 23 percent of our consolidated sales and 26 percent of our Architectural segment sales were recorded on a percentage-of-completion basis. Under this methodology, we compare the total costs incurred to date to the total estimated costs for the contract, and record that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in contract revenue only when customers have approved them. A significant number of estimates are used in these computations.

Goodwill impairment – To determine if there has been any impairment in accordance with accounting standards, we evaluate the goodwill on our balance sheet annually or more frequently if impairment indicators exist through a two-step process. In step one, we value each of our reporting units and compare these values to the reporting units’ net book value, including goodwill. If the fair value is less than the net book value, we perform step two, which determines the amount of goodwill to impair. We were not required to perform step two for fiscal 2012.

Although we consider public information for transactions made on similar businesses to ours, since there were no market comparables identified, we base our determination of fair value using a discounted cash flow methodology that involves significant judgments based upon projections of future performance. In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions and growth expectations for the industries and end markets in which we participate. These assumptions are determined over a five-year, long-term planning period. The five-year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond the five-year period are projected to grow at a nominal perpetual growth rate for all reporting units. The discount rate calculations are determined by assuming a company beta, market premium risk, size premium, the cost of debt and debt-to-capital ratio of a market participant. The amount by which the estimated fair value of the reporting units exceeded their book value utilizing the discounted cash flow methodology was more than 25 percent at March 3, 2012.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio consists of municipal bonds. At March 3, 2012, we had total investments of $19.6 million, which are considered available-for-sale securities. Although these investments are subject to the credit risk of the issuer and/or letter of credit issuer, we manage our investment portfolio to limit our exposure to any one issuer.

We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. Accordingly, a rise in interest rates could negatively affect the fair value of our municipal bond portfolio. To manage our direct risk from changes in market interest rates, management actively monitors the interest-sensitive components of our balance sheet, primarily debt obligations and fixed income securities, as well as market interest rates, to minimize the impact of changes in interest rates on net earnings and cash flow.

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. This change in interest rates affecting our financial instruments at March 3, 2012 would result in an approximately $0.4 million impact to net earnings. The Company’s investments exceeded its debt at March 3, 2012, so as interest rates increase, net earnings increase; as interest rates decrease, net earnings decrease.

In addition to the market risk related to interest rate changes, the commercial construction markets in which our businesses operate are highly affected by changes in interest rates and, therefore, significant interest rate fluctuations could materially impact our operating results.

Through our acquisition of Glassec in fiscal 2011, we conduct business in a location outside of the United States, and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We generally do not use derivative financial instruments to manage these risks. The functional currency of GlassecViracon is the local currency in the country of domicile, the Brazilian real. We manage these operating activities at the local level and revenues, costs, assets and liabilities are generally denominated in local currencies, thereby mitigating the risk associated with changes in foreign exchange. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between Brazilian real and the U.S. dollar.

Our domestic businesses generally sell within the United States, with sales made outside of the United States generally denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Management of Apogee Enterprises, Inc. and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 3, 2012, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of March 3, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of March 3, 2012. That report is set forth immediately following the report of Deloitte & Touche LLP on the consolidated financial statements included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Apogee Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of March 3, 2012 and February 26, 2011, and the related consolidated results of operations, statements of cash flows, and statements of shareholders’ equity for each of the three years in the period ended March 3, 2012. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries at March 3, 2012 and February 26, 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 3, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 3, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 30, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

April 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Apogee Enterprises, Inc.:

We have audited the internal control over financial reporting of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of March 3, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 3, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Table of Contents at Item 15 as of and for the year ended March 3, 2012, of the Company, and our report dated April 30, 2012, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

April 30, 2012

CONSOLIDATED BALANCE SHEETS

	March 3,	February 26,
(In thousands, except per share data)	2012	2011
Assets
Current assets
Cash and cash equivalents	$54,027	$24,302
Short-term marketable securities available for sale	11,664	11,163
Restricted short-term investments	13,603	25,086
Receivables, net of allowance for doubtful accounts	108,424	100,967
Inventories	34,045	32,608
Refundable income taxes	—	11,567
Deferred tax assets	4,294	5,180
Other current assets	3,382	3,050

Total current assets	229,439	213,923

Property, plant and equipment, net	159,547	179,201
Marketable securities available for sale	7,936	15,709
Restricted investments	9,533	10,717
Goodwill	61,617	62,004
Intangible assets	16,092	19,655
Other assets	8,940	9,889

Total assets	$493,104	$511,098

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$34,025	$34,943
Accrued payroll and related benefits	23,699	20,140
Accrued self-insurance reserves	4,668	6,330
Other accrued expenses	19,017	24,117
Current liabilities of discontinued operations	799	4,023
Billings in excess of costs and earnings on uncompleted contracts	22,550	23,406
Current portion long-term debt	108	987
Accrued income taxes	905	—

Total current liabilities	105,771	113,946

Long-term debt	20,916	21,442
Unrecognized tax benefits	8,918	13,848
Long-term self-insurance reserves	9,605	9,270
Deferred tax liabilities	2,247	4,863
Other long-term liabilities	23,929	19,410
Liabilities of discontinued operations	520	642

Commitments and contingent liabilities (Note 17)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding, 28,062,049 and 28,104,627, respectively	9,354	9,368
Additional paid-in capital	113,046	108,991
Retained earnings	203,558	210,203
Common stock held in trust	(745)	(751)
Deferred compensation obligations	745	751
Accumulated other comprehensive loss	(4,760)	(885)

Total shareholders’ equity	321,198	327,677

Total liabilities and shareholders’ equity	$493,104	$511,098

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

	Year-Ended	Year-Ended	Year-Ended
(In thousands, except per share data)	Mar. 3, 2012 (53 weeks)	Feb. 26, 2011 (52 weeks)	Feb. 27, 2010 (52 weeks)
Net sales	$662,463	$582,777	$696,703
Cost of sales	545,343	499,657	534,608

Gross profit	117,120	83,120	162,095
Selling, general and administrative expenses	113,304	104,092	116,665

Operating income (loss)	3,816	(20,972)	45,430
Interest income	1,066	912	853
Interest expense	1,427	719	606
Other income (expense), net	193	(54)	285

Earnings (loss) from continuing operations before income taxes	3,648	(20,833)	45,962
Income tax (benefit) expense	(1,049)	(6,676)	14,745

Earnings (loss) from continuing operations	4,697	(14,157)	31,217
(Loss) earnings from discontinued operations, net of income taxes	(52)	3,825	525

Net earnings (loss)	$4,645	$(10,332)	$31,742

Earnings per share – basic
Earnings (loss) from continuing operations	$0.17	$(0.51)	$1.14
Earnings from discontinued operations	—	0.14	0.02

Net earnings (loss)	$0.17	$(0.37)	$1.16

Earnings per share – diluted
Earnings (loss) from continuing operations	$0.17	$(0.51)	$1.13
Earnings from discontinued operations	—	0.14	0.02

Net earnings (loss)	$0.17	$(0.37)	$1.15

Weighted average basic shares outstanding	27,741	27,637	27,381
Weighted average diluted shares outstanding	28,048	27,637	27,716

Cash dividends declared per common share	$0.326	$0.326	$0.326

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended	Year-Ended	Year-Ended
(In thousands)	Mar. 3, 2012 (53 weeks)	Feb. 26, 2011 (52 weeks)	Feb. 27, 2010 (52 weeks)
Operating Activities
Net earnings (loss)	$4,645	$(10,332)	$31,742
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss (earnings) from discontinued operations	52	(3,825)	(525)
Depreciation and amortization	27,246	28,218	29,601
Stock-based compensation	4,412	5,215	6,055
Deferred income taxes	(1,115)	(207)	763
Excess tax benefits from stock-based compensation	(92)	—	(162)
(Gain) loss on disposal of assets	(916)	(246)	770
Other, net	516	280	92
Changes in operating assets and liabilities:
Receivables	(7,931)	7,580	44,209
Inventories	(1,635)	(320)	8,953
Accounts payable and accrued expenses	(3,905)	(10,033)	(12,844)
Billings in excess of costs and earnings on uncompleted contracts	(856)	(15,330)	(16,109)
Refundable and accrued income taxes	7,887	(9,677)	3,980
Other, net	(327)	692	709

Net cash provided by (used in) continuing operating activities	27,981	(7,985)	97,234

Investing Activities
Capital expenditures	(9,650)	(9,126)	(9,765)
Proceeds from sales of property, plant and equipment	10,320	190	276
Acquisition of intangibles	(68)	(10)	(250)
Acquisition of businesses, net of cash acquired	—	(20,629)	—
Purchases of restricted investments	(12,628)	(37,087)	—
Sales/maturities of restricted investments	25,354	1,293	—
Purchases of marketable securities	(28,966)	(29,030)	(71,214)
Sales/maturities of marketable securities	35,571	80,008	27,708
Investments in corporate-owned life insurance policies	(1,435)	—	—

Net cash provided by (used in) continuing investing activities	18,498	(14,391)	(53,245)

Financing Activities
Proceeds from issuance of debt	121	12,000	—
Payments on debt	(1,437)	(293)	—
Payments of debt issue costs	(159)	(1,039)	(6)
Shares withheld for taxes, net of stock issued to employees	(188)	(1,298)	(876)
Excess tax benefits from stock-based compensation	92	—	162
Repurchase and retirement of common stock	(2,392)	—	—
Dividends paid	(9,153)	(9,161)	(9,112)

Net cash (used in) provided by continuing financing activities	(13,116)	209	(9,832)

Cash Flows of Discontinued Operations
Net cash used in operating activities	(3,427)	(466)	(222)

Net cash used in discontinued operations	(3,427)	(466)	(222)

Increase (decrease) in cash and cash equivalents	29,936	(22,633)	33,935
Effect of exchange rates on cash	(211)	6	—
Cash and cash equivalents at beginning of year	24,302	46,929	12,994

Cash and cash equivalents at end of year	$54,027	$24,302	$46,929

Noncash Activity
Capital expenditures in accounts payable	$546	$354	$311

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Comprehensive Earnings (Loss)
Bal. at Feb. 28, 2009	27,781	$9,260	$97,852	$209,537	$(1,046)	$1,046	$(25)
Net earnings	—	—	—	31,742	—	—	—	$31,742
Unrealized gain on marketable securities, net of $129 tax expense	—	—	—	—	—	—	240	240
Unrealized loss on pension obligation, net of $573 tax benefit	—	—	—	—	—	—	(1,005)	(1,005)
Issuance of stock, net of cancellations	230	77	170	7	246	(246)	—	—
Stock-based comp.	—	—	6,055	—	—	—	—	—
Tax deficit associated with stock plans	—	—	(78)	—	—	—	—	—
Exercise of stock options	86	29	694	—	—	—	—	—
Other share retirements	(138)	(46)	(489)	(1,318)	—	—	—	—
Cash dividends ($0.326 per share)	—	—	—	(9,112)	—	—	—	—

Bal. at Feb. 27, 2010	27,959	$9,320	$104,204	$230,856	$(800)	$800	$(790)	$30,977

Net loss	—	—	—	(10,332)	—	—	—	$(10,332)
Unrealized loss marketable securities, net of $88 tax benefit	—	—	—	—	—	—	(165)	(165)
Unrealized loss on pension obligation, net of $288 tax benefit	—	—	—	—	—	—	(506)	(506)
Foreign currency translation adjustments	—	—	—	—	—	—	576	576
Issuance of stock, net of cancellations	246	82	40	55	49	(49)	—	—
Stock-based comp.	—	—	5,215	—	—	—	—	—
Tax deficit associated with stock plans	—	—	(242)	—	—	—	—	—
Exercise of stock options	28	9	241	—	—	—	—	—
Other share retirements	(128)	(43)	(467)	(1,215)	—	—	—	—
Cash dividends ($0.326 per share)	—	—	—	(9,161)	—	—	—	—

Bal. at Feb. 26, 2011	28,105	$9,368	$108,991	$210,203	$(751)	$751	$(885)	$(10,427)

Net earnings	—	—	—	4,645	—	—	—	$4,645
Unrealized loss on marketable securities, net of $8 tax benefit	—	—	—	—	—	—	(15)	(15)
Unrealized loss on pension obligation, net of $759 tax benefit	—	—	—	—	—	—	(1,331)	(1,331)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,529)	(2,529)
Issuance of stock, net of cancellations	249	83	35	7	6	(6)	—	—
Stock-based comp.	—	—	4,412	—	—	—	—	—
Tax benefit associated with stock plans	—	—	72	—	—	—	—	—
Exercise of stock options	89	30	1,027	—	—	—	—	—
Share repurchases	(275)	(92)	(1,077)	(1,223)	—	—	—	—
Other share retirements	(106)	(35)	(414)	(921)	—	—	—	—
Cash dividends ($0.326 per share)	—	—	—	(9,153)	—	—	—	—

Bal. at Mar. 3, 2012	28,062	$9,354	$113,046	$203,558	$(745)	$745	$(4,760)	$770

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

The Company acquired 100 percent of the stock of Glassec Vidros de Segurança Ltda. (Glassec), a privately held business, on November 19, 2010. Glassec’s fiscal year ends December 31 and its results are incorporated into the consolidated financial statements on a two-month lag. There were no significant intervening events which would have materially affected our consolidated financial statements had they been recorded during the year ended March 3, 2012. Refer to Note 6 for further information regarding the acquisition of Glassec.

Fiscal Year. Apogee’s fiscal year ends on the Saturday closest to the last day of February. Fiscal 2012 consisted of 53 weeks while fiscal 2011 and 2010 each consisted of 52 weeks.

Financial Instruments. Unless otherwise noted, the carrying amount of the Company’s financial instruments approximates fair value.

Cash and Cash Equivalents. Investments with an original maturity of three months or less are included in cash and cash equivalents. Cash equivalents are stated at cost, which approximates fair value, and consist primarily of money market funds.

Investments. The Company has marketable securities consisting of high-quality municipal bonds. The securities are classified as “available for sale” and are carried at fair value based on prices from recent trades of similar securities. The Company tests for other than temporary losses on a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a decline in the fair value of a security is deemed by management to be other-than-temporary, the investment is written down to fair value, and the amount of the write-down is included in net earnings.

The Company has investments in money market funds that are considered restricted investments. The short-term restricted investments were required to be made available to cover exposures for letters of credit issued outside of the revolving credit facility and credit-card programs. The long-term restricted investments are restricted for future investment in the Company’s architectural glass fabrication facility in Utah. The restricted investments are held at fair value based on quoted market prices.

The Company also has investments in mutual funds as a long-term funding source for the deferred compensation plan. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet

Inventories. Inventories, which consist primarily of purchased glass and aluminum, are valued at the lower of cost or market. Approximately 46 percent of the inventories are valued by use of the last-in, first-out (LIFO) method, which does not exceed market. If the first-in, first-out method had been used, inventories would have been $5.5 million and $6.6 million higher than reported at March 3, 2012, and February 26, 2011, respectively. During fiscal 2012, 2011 and 2010, inventory quantities were reduced, resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The effect of inventory liquidations was to increase net income by approximately $0.1 million in fiscal 2012, $0.3 million in fiscal 2011 and $1.1 million in fiscal 2010.

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

The Company tests goodwill of each of its reporting units for impairment annually in connection with its fourth quarter planning process or more frequently if impairment indicators exist. During the fourth quarter of fiscal 2012, the Company completed its annual impairment test using discounted cash flow methodologies for valuing its reporting units as no market comparables were identified. There have not been any material changes in the impairment loss assessment methodology made during the past three fiscal years. The estimates of fair value for the reporting units were found to be in excess of their carrying value, and, therefore, no impairment charge was recorded. The amount by which the estimated fair value of the reporting units exceeded their book value utilizing the discounted cash flow methodology was more than 25 percent at March 3, 2012.

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

Environmental Liability. In accordance with accounting standards, we recognize environmental clean-up liabilities on an undiscounted basis when loss is probable and can be reasonably estimated. The cost of the clean-up is estimated by engineering, financial and legal specialists based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required, and the likelihood that, where applicable, other potentially responsible parties will not be able to fulfill their commitments at the sites where the Company may be jointly and severally liable. As part of the acquisition of Tubelite Inc. (Tubelite) in fiscal 2008, the Company acquired property which contains historical environmental conditions that the Company intends to remediate. At March 3, 2012, the reserve was $2.0 million. The reserve for environmental liabilities is included in other accrued expenses and other long-term liabilities in the consolidated balance sheets.

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

Revenue Recognition. Generally, our sales terms are “free on board” (FOB) shipping point or FOB destination for our product-type sales, and revenue is recognized when title has transferred. Revenue excludes sales taxes as the Company considers itself a pass-through conduit for collecting and remitting sales taxes. The Company recognizes revenue from construction contracts on a percentage-of-completion basis, measured by the percentage of costs incurred to date to estimated total costs for each contract, and records that proportion of the total contract revenue in that period. Contract costs include materials, labor and other direct costs related to contract performance. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in contract revenue only when they have been approved by customers. Approximately 23 percent, 26 percent and 30 percent of our consolidated net sales in fiscal 2012, 2011 and 2010, respectively, were recorded on a percentage-of-completion basis.

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

Research and Development. Research and development expenses are charged to operations as incurred and were $7.2 million, $6.3 million and $6.8 million for fiscal 2012, 2011 and 2010, respectively. Of these amounts, $0.8 million, $1.8 million and $3.2 million, respectively, were focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and are included in cost of sales.

Advertising. Advertising expenses are charged to operations as incurred and were $1.4 million, $1.0 million and $0.9 million in fiscal 2012, 2011 and 2010, respectively. They are included in selling, general and administrative expenses in the consolidated results of operations.

Stock-Based Compensation. The Company accounts for share-based compensation by estimating the fair value of each share-based payment award on the date of grant and, in the case of performance-based awards, updating those values throughout the year and life of the award. For these performance-based awards, the future performance of the Company is estimated as an input into the determination of expense. See Note 11 for additional information regarding share-based compensation.

Income Taxes. The Company accounts for income taxes as prescribed by applicable accounting standards, which requires use of the asset and liability method. This method recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial and tax reporting. See Note 12 for additional information regarding income taxes.

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

New Accounting Standards. In January 2010, the Financial Accounting Standards Board (FASB) amended U.S. GAAP with respect to disclosures about fair value measurements. The amendments add new requirements for disclosures about transfers into and out of Levels 1 and 2, and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The amendments were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of the additional disclosures required for Level 3 fair value measurements in the first quarter of fiscal 2012 had no impact on the Company’s fair value disclosures (see Note 5).

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011, Apogee’s fiscal year 2013. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. The adoption of the new guidance in the first quarter of fiscal 2013 will not have an impact on Apogee’s consolidated financial position, results of operations or cash flows.

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

No other new accounting pronouncements issued or effective during fiscal 2012 have had or are expected to have a material impact on the consolidated financial statements.

Subsequent Events. In connection with preparing the audited consolidated financial statements for the year ended March 3, 2012, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing. Subsequent to year-end, $10.0 million of industrial development bonds were issued and made available for future investment in the Company’s storefront and entrance business in Michigan. The interest rate on the bonds resets weekly and is equal to the market rate of interest earned for similar revenue bonds or other tax-free securities. The bonds will mature in April, 2042.

2 Working Capital

Receivables

(In thousands)	2012	2011
Trade accounts	$78,234	$69,976
Construction contracts	19,693	21,723
Contract retainage	11,348	9,550
Other receivables	2,258	2,452

Total receivables	111,533	103,701
Less allowance for doubtful accounts	(3,109)	(2,734)

Net receivables	$108,424	$100,967

Inventories

(In thousands)	2012	2011
Raw materials	$12,772	$12,244
Work-in-process	7,956	7,807
Finished goods	10,386	11,182
Costs and earnings in excess of billings on uncompleted contracts	2,931	1,375

Total inventories	$34,045	$32,608

Other Accrued Expenses

(In thousands)	2012	2011
Retirement savings plan	$7	$4,494
Interest	74	59
Volume and pricing discounts	1,004	856
Deferred gain on sale leaseback transactions – current portion	1,125	111
Unearned revenue	1,984	1,681
Taxes, other than income taxes	3,362	3,488
Warranties	7,210	9,887
Other	4,251	3,541

Total other accrued expenses	$19,017	$24,117

3 Property, Plant and Equipment

(In thousands)	2012	2011
Land	$6,954	$7,100
Buildings and improvements	129,282	131,929
Machinery and equipment	215,892	232,718
Office equipment and furniture	43,550	42,032
Construction in progress	7,308	5,022

Total property, plant and equipment	402,986	418,801
Less accumulated depreciation	(243,439)	(239,600)

Net property, plant and equipment	$159,547	$179,201

Depreciation expense was $24.6 million, $25.9 million and $26.8 million in fiscal 2012, 2011 and 2010, respectively.

4 Marketable Securities

The Company has investments in municipal bonds of $19.6 million; $11.7 million is current and $7.9 million is non-current. The Company’s wholly owned insurance subsidiary, Prism, holds $7.9 million of the municipal bonds. Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available-for-sale,” are carried at fair value and are reported as short-term marketable securities available for sale and marketable securities available for sale in the consolidated balance sheet.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at March 3, 2012 and February 26, 2011 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
March 3, 2012
Municipal bonds	$19,670	$188	$(258)	$19,600

Total investments	$19,670	$188	$(258)	$19,600

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
February 26, 2011
Variable rate demand notes	$7,300	$—	$—	$7,300
Municipal bonds	19,619	313	(360)	19,572

Total investments	$26,919	$313	$(360)	$26,872

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The following table presents the length of time that available for sale securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of March 3, 2012:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Municipal bonds	$3,753	$(5)	$996	$(253)	$4,749	$(258)

Total investments	$3,753	$(5)	$996	$(253)	$4,749	$(258)

The amortized cost and estimated fair values of investments at March 3, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(In thousands)	Cost	Market Value
Due within one year	$11,647	$11,664
Due after one year through five years	2,153	2,206
Due after five years through 10 years	2,711	2,793
Due after 10 years through 15 years	1,592	1,603
Due beyond 15 years	1,567	1,334

Total	$19,670	$19,600

Gross realized gains of $0.8 million, $0.4 million and $0.3 million in fiscal 2012, 2011 and 2010, respectively, and gross realized losses of $0.1 million in each of fiscal 2011 and 2010 were recognized and are included in other income (expense), net in the accompanying consolidated results of operations. There were immaterial amounts of gross realized losses in fiscal 2012.

5 Fair Value Measurements

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

Financial assets and liabilities measured at fair value as of March 3, 2012, and February 26, 2011, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
March 3, 2012
Cash equivalents
Money market funds	$46,141	$—	$—	$46,141

Total cash equivalents	46,141	—	—	46,141
Short-term marketable securities available for sale
Municipal bonds	$—	$11,664	$—	$11,664

Total short-term marketable securities available for sale	—	11,664	—	11,664
Marketable securities available for sale
Municipal bonds	$—	$7,936	$—	$7,936

Total marketable securities available for sale	—	7,936	—	7,936
Restricted investments
Money market funds	$23,136	$—	$—	$23,136

Total restricted investments	23,136	—	—	23,136
Mutual fund investments
Mutual funds	$1,150	$—	$—	$1,150

Total mutual fund investments	1,150	—	—	1,150

Total assets and liabilities at fair value	$70,427	$19,600	$—	$90,027

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
February 26, 2011
Cash equivalents
Money market funds	$13,787	$—	$—	$13,787

Total cash equivalents	13,787	—	—	13,787
Short-term marketable securities available for sale
Variable rate demand notes	$—	$7,300	$—	$7,300
Municipal bonds	—	3,863	—	3,863

Total short-term marketable securities available for sale	—	11,163	—	11,163
Marketable securities available for sale
Municipal bonds	$—	$15,709	$—	$15,709

Total marketable securities available for sale	—	15,709	—	15,709
Restricted investments
Money market funds	$35,803	$—	$—	$35,803

Total restricted investments	35,803	—	—	35,803

Total assets and liabilities at fair value	$49,590	$26,872	$—	$76,462

Cash equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are held at fair value based on quoted market prices, which approximates stated cost.

Short-term investments

The Company has short-term marketable securities available for sale of $11.7 million as of March 3, 2012, consisting of municipal bonds. The Company classifies these short-term marketable securities as “available-for-sale,” and they are carried at fair market value based on market prices from recent trades of similar securities.

Marketable securities available for sale

The Company has $7.9 million of marketable securities available for sale, consisting of municipal bonds. All of the Company’s fixed maturity investments are classified as “available-for-sale,” are carried at fair value and are reported as marketable securities available for sale in the consolidated balance sheet. These investments are held at fair value based on prices from recent trades of similar securities.

Restricted investments

The Company has $13.6 million of current restricted investments consisting of money market funds that were required to be made available to cover exposures for letters of credit outside of the revolving credit facility and credit-card programs. The Company has $9.5 million of long-term restricted investments consisting of money market funds, which are short-term in nature but are restricted for future investment in the Company’s architectural glass fabrication facility in Utah, and are, therefore, classified as long-term. The restricted investments are held at fair value based on quoted market prices, which approximates stated cost.

Mutual fund investments

The Company has $1.2 million of mutual fund investments as a long-term funding source for the deferred compensation plan. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

6 Acquisitions

On November 19, 2010, the Company acquired 100 percent of the stock of Glassec Vidros de Segurança Ltda., a privately held business, for $20.6 million, net of cash acquired of $1.1 million. Glassec is a leading architectural glass fabricator in Brazil. The business operates under the name GlassecViracon as part of the Company’s architectural glass business. GlassecViracon’s fiscal year ends December 31 and is reported in the consolidated financial statements within the Architectural segment on a two-month lag.

In the third quarter of fiscal 2012, the Company recorded a measurement period adjustment of $4.2 million, reducing the fair values of goodwill and long-term deferred tax liabilities assumed in the acquisition as of the acquisition date. The Company has retrospectively adjusted the previously reported acquisition-date fair values of goodwill and long-term deferred tax liabilities to reflect these amounts.

The assets and liabilities of Glassec were recorded in the consolidated balance sheet within the Architectural segment as of the acquisition date, at their respective fair values. The purchase price allocation, as adjusted for the item described above, was based on the estimated fair value of assets acquired and liabilities assumed and were allocated as follows:

(In thousands)	Nov. 19, 2010
Current assets	$6,276
Property, plant and equipment	10,203
Deferred tax assets(1)	112
Intangible assets	7,265
Goodwill(1)	3,284
Other long-term assets	9,612

Total assets	36,752
Current liabilities	$5,605
Long-term debt	1,113
Unrecognized tax benefits	2,393
Other long-term liabilities	7,012

Total liabilities	16,123

Net assets acquired	$20,629

(1)	Includes a retrospective adjustment of $4.2 million described above.

Identifiable intangible assets are definite-lived assets. These assets include customer relationships, trademarks, patents and non-compete agreements, and have a weighted average amortization period of 18 years which matches the weighted average useful life of the assets. Goodwill recorded as part of the purchase price allocation is not tax deductible. The sellers have agreed to indemnify the Company for certain contingent liabilities. For contingent liabilities determined to be probable, a liability and an indemnification asset have been recorded. Total of such liabilities and indemnification assets, primarily related to various tax matters, of $9.4 million were recorded.

7 Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill attributable to each business segment for the year ended March 3, 2012 and February 26, 2011 is detailed below.

(In thousands)	Architectural	Large-Scale Optical	Total
Balance at February 27, 2010	$47,961	$10,557	$58,518
Goodwill acquired(1)	3,284	—	3,284
Foreign currency translation	202	—	202

Balance at February 26, 2011	$51,447	$10,557	$62,004
Foreign currency translation	(387)	—	(387)

Balance at March 3, 2012	$51,060	$10,557	$61,617

(1)	Includes a retrospective adjustment of $4.2 million within the Architectural segment as described above in Note 6.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	March 3, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$2,923	$(1,897)	$—	$1,026
Non-compete agreements	6,889	(5,488)	(64)	1,337
Customer relationships	16,069	(8,376)	(396)	7,297
Purchased intellectual property	8,517	(1,794)	(291)	6,432

Total	$34,398	$(17,555)	$(751)	$16,092

	February 26, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$2,763	$(1,534)	$—	$1,229
Non-compete agreements	6,803	(4,712)	19	2,110
Customer relationships	15,966	(6,906)	103	9,163
Purchased intellectual property	8,487	(1,406)	72	7,153

Total	$34,019	$(14,558)	$194	$19,655

Amortization expense on these identifiable intangible assets was $3.0 million, $2.5 million and $2.9 million in fiscal 2012, 2011 and 2010, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

(In thousands)	2013	2014	2015	2016	2017
Estimated amortization expense	$2,680	$1,975	$1,481	$1,149	$980

8 Debt

The Company maintains an $80.0 million revolving credit facility, which expires in January 2014, with borrowings secured by a pledge of certain assets of the Company. No borrowings were outstanding as of March 3, 2012 or February 26, 2011. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at March 3, 2012 was $274.2 million, whereas the Company’s net worth as defined in the credit facility was $321.2 million. The credit facility also requires that the Company maintain an adjusted debt-to-EBITDA ratio of not more than 2.75. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, the Company reduces non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. The Company’s ratio was 0.00 at March 3, 2012. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At March 3, 2012, the Company was in compliance with the financial covenants of the credit facility.

(In thousands)	2012	2011
Borrowings under revolving credit agreement	$—	$—
Other, interest at 0.6% and 1.4% for 2012 and 2011, respectively	21,024	22,429

Total long-term debt	21,024	22,429
Less current installments	(108)	(987)

Net long-term debt	$20,916	$21,442

Included in the totals above are $8.4 million of industrial revenue bonds, $12.0 million of recovery zone facility bonds and other debt held by GlassecViracon. The industrial development and recovery zone facility bonds mature in fiscal years 2021 through 2036, and the other debt matures in fiscal years 2013 through 2021. The $8.4 million of industrial revenue bonds are supported by $8.7 million of letters of credit, and the $12.0 million of recovery zone facility bonds are supported by a $12.3 million letter of credit. The fair value of debt approximates carrying value at March 3, 2012.

Debt maturities are as follows:

(In thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Maturities	$108	$62	$62	$62	$62	$20,668	$21,024

Selected information related to long-term debt is as follows:

(In thousands, except percentages)	2012	2011
Average daily borrowings during the year	$21,414	$9,156
Maximum borrowings outstanding during the year	22,268	23,524
Weighted average interest rate during the year	0.95%	1.7%

Interest expense was as follows for fiscal 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Interest on debt	$942	$421	$54
Other interest expense	485	298	552

Net interest expense	$1,427	$719	$606

Interest payments were $1.0 million, $0.6 million and $0.9 million in fiscal 2012, 2011 and 2010, respectively.

9 Employee Benefit Plans

401(k) Retirement Plan

The Company sponsors a single 401(k) retirement plan covering substantially all full-time non-union employees, as well as union employees at two of its manufacturing facilities. The plan historically included a discretionary annual Company contribution based on a percentage of employees’ base earnings and years of service with the Company for all eligible non-union employees and for eligible union employees according to the terms of union contracts. The discretionary annual contribution was discontinued effective January 1, 2011. As a result, the fiscal 2011 contribution was only for the 10 months ending December 31, 2010. The contribution was $3.7 million and $4.5 million in fiscal 2011 and 2010, respectively.

In addition to the contribution above, employees are also allowed to contribute up to 60 percent of their eligible earnings to this plan, up to statutory limits. Effective March 1, 2011, the Company contributes a match of 100 percent of the first one percent contributed and 50 percent of the next five percent contributed on eligible compensation that non-union employees contribute and according to contract terms for union employees. Prior to that date, the Company contribution was 30 percent of the first six percent of eligible compensation that non-union employees contributed and according to contract terms for union employees. The Company match was $3.6 million for 2012 and was $1.7 million in each of fiscal 2011 and 2010.

Deferred Compensation Plan

The Company maintains a deferred compensation plan that allows participants to defer compensation and assist in saving for retirement and certain short-term needs. The deferred compensation liability was $2.5 million at March 3, 2012 and is included in other long-term liabilities in the consolidated balance sheet. The deferred compensation plan has historically been unfunded. In fiscal 2012, the Company invested in corporate-owned life insurance policies (COLI) and mutual funds with the intention of utilizing them as a long-term funding source for the deferred compensation plan. COLI assets of $1.5 million at March 3, 2012, are recorded at their net cash surrender values and are included in other non-current assets in the consolidated balance sheet. Mutual fund investments of $1.2 million at March 3, 2012, are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

Plans under Collective Bargaining Agreements

The Company contributes to various multi-employer union retirement plans, which provide retirement benefits to the majority of its union employees; none of the plans are considered significant. The total contribution to these plans in fiscal 2012, 2011 and 2010 was $3.9 million, $4.2 million and $5.8 million, respectively.

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

(In thousands)	2012	2011
Change in benefit obligation
Benefit obligation beginning of period	$12,778	$11,911
Interest cost	654	665
Actuarial loss	2,221	836
Benefits paid	(879)	(634)

Benefit obligation at measurement date	$14,774	$12,778

Change in plan assets
Fair value of plan assets beginning of period	$4,549	$4,688
Actual return on plan assets	224	142
Company contributions	678	353
Benefits paid	(879)	(634)

Fair value of plan assets at measurement date	$4,572	$4,549

Funded status— net amount recognized	$(10,202)	$(8,229)

Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2012	2011
Current liabilities	$(1,001)	$(644)
Other long-term liabilities	(9,201)	(7,585)

Total	$(10,202)	$(8,229)

Amounts included in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost consist of:

(In thousands)	2012	2011
Net actuarial loss	$4,335	$2,244

Accumulated other comprehensive loss	$4,335	$2,244

The amount recognized in comprehensive earnings for fiscal 2012 and 2011, net of tax expense, is as follows:

(In thousands)	2012	2011
Net actuarial loss	$1,331	$506

Total	$1,331	$506

Components of the defined-benefit pension plans net periodic benefit cost are as follows:

(In thousands)	2012	2011	2010
Interest cost	$654	$665	$681
Expected return on assets	(214)	(225)	(177)
Amortization of unrecognized transition amount	—	—	(5)
Amortization of unrecognized net loss	120	126	57

Net periodic benefit cost	$560	$566	$556

The estimated net actuarial loss for the defined-benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for fiscal 2013 is $0.2 million, net of tax benefit.

Additional Information

Assumptions

Weighted-average assumptions used at the measurement date to determine the defined-benefit plans’ benefit obligation for the following fiscal years are as follows:

(Percentages)	2012	2011	2009
Discount rate	4.00	5.25	5.75

Weighted-average assumptions used at the measurement date to determine the defined-benefit plans’ net periodic benefit cost for the following fiscal years are as follows:

(Percentages)	2012	2011	2010
Discount rate	5.25	5.75	6.75
Expected return on assets	5.50	5.50	3.75

Discount rate. The discount rate reflects the current rate at which the defined-benefit plans’ pension liabilities could be effectively settled at the end of the year based on the measurement date. The discount rate was determined by matching the expected benefit payments to payments from the Principal Discount Yield Curve. This produced a discount rate of 4.00 percent. There are no known or anticipated changes in the discount rate assumption that will impact the pension expense in fiscal year 2013.

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

Net periodic benefit cost. Total net periodic pension benefit cost was $0.6 million in each of fiscal 2012, 2011 and 2010. Total net periodic pension benefit cost is expected to be approximately $0.6 million in fiscal 2013. The net periodic pension benefit cost for fiscal 2013 has been estimated assuming a discount rate of 4.0 percent.

Contributions

Pension contributions to the plans for fiscal 2012 and 2011 totaled $0.7 million and $0.4 million, respectively. Since the SERP is unfunded, contributions to that plan represent benefit payments made. The pension contributions in fiscal 2012 and 2011 equaled or exceeded the minimum funding requirement. Fiscal 2013 pension contributions are expected to total $0.9 million.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans as follows:

(In thousands)
Fiscal 2013	$1,001
Fiscal 2014	989
Fiscal 2015	975
Fiscal 2016	971
Fiscal 2017	966
Fiscal 2018-2022	4,677

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

Employee Stock Purchase Plan

The Company also sponsors an employee stock purchase plan into which its employees may contribute up to $500 per week on an after-tax basis. The Company contributes a match of 15 percent of the employee contribution. Contributions and Company match funds are used to purchase shares of Company stock on the open market. The Company match to this plan was $0.1 million in each of fiscal 2012, 2011 and 2010.

10 Shareholders’ Equity

A class of 200,000 shares of junior preferred stock with a par value of $1.00 is authorized, but unissued.

Share Repurchases

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. The Company repurchased 275,000 shares in the open market during fiscal 2012 for $2.4 million. No share repurchases were made under the plan during fiscal 2011 or 2010. The Company has purchased a total of 2,279,123 shares, at a total cost of $29.7 million, since the inception of this program and has remaining authority to repurchase 970,877 shares under this program, which has no expiration date.

In addition to the shares repurchased according to this repurchase plan, the Company also purchased $1.3 million, $1.7 million and $1.5 million of Company stock from employees in order to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation, pursuant to terms of board and shareholder approved compensation plans during fiscal 2012, 2011 and 2010, respectively.

Accumulated Other Comprehensive Loss

The following table summarizes the accumulated other comprehensive loss, net of tax at March 3, 2012 and February 26, 2011.

(In thousands)	2012	2011
Net unrealized loss on marketable securities	$(46)	$(31)
Pension liability adjustments	(2,761)	(1,430)
Foreign currency translation adjustments	(1,953)	576

Total accumulated other comprehensive loss	$(4,760)	$(885)

11 Share-Based Compensation

Stock Incentive Plan

The 2009 Stock Incentive Plan, the 2009 Non-Employee Director Stock Incentive Plan, the 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan (the Plans) provide for the issuance of 1,888,000; 250,000; 3,400,000; and 2,500,000 shares, respectively, for various forms of stock-based compensation to employees and non-employee directors. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights (SARs), are granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. Nonvested share awards and nonvested share unit awards are also included in these Plans. Outstanding options issued to employees generally vest over a four-year period, outstanding SARs vested over a three-year period and outstanding options issued to non-employee directors vested at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards and nonvested share unit awards generally vest over a two, three or four-year period.

The 2002 Omnibus Stock Incentive Plan was terminated in June 2009 and the 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under either of these plans, although exercises of SARs and options, and vesting of nonvested share awards previously granted thereunder will still occur in accordance with the terms of the various grants.

In August 2011, the Company granted 450,512 stock options and 155,875 nonvested share awards to its new President and Chief Executive Officer, resulting in an increase in the number of shares issued under stock option and nonvested share awards outstanding. In August 2011, the Company also granted 59,952 vested shares to its new President and Chief Executive Officer that were fully expensed during the second quarter, and are included in stock-based compensation expense noted below. These awards were granted as an “inducement grant” under applicable NASDAQ Stock Market Listing Rules and were made outside of the Company’s existing equity plans.

Total stock-based compensation expense under all Plans and the inducement grant included in the results of operations for fiscal 2012, 2011 and 2010 was $4.4 million, $5.2 million and $6.1 million, respectively. At March 3, 2012, there was $1.1 million of total unrecognized compensation cost related to stock option awards, which is expected to be recognized over a weighted average period of approximately 30 months.

Cash proceeds from the exercise of stock options were $1.1 million, $0.3 million and $0.7 million for fiscal 2012, 2011 and 2010, respectively. There were immaterial amounts of tax benefits realized for the tax deductions from option exercises in both fiscal 2012 and 2011. The tax benefit realized for the tax deductions from option exercises totaled $0.1 million for fiscal 2010.

The weighted average fair value per option at the date of grant for options granted in fiscal 2012 was $2.89, which was for the stock option issued under the inducement grant noted above. There were no options or SARs issued in fiscal 2011 or 2010. The aggregate intrinsic value of these securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised was $0.2 million in each of fiscal 2012 and 2011 and was $0.5 million in fiscal 2010.

The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2012.

2012
Dividend yield	3.9%
Expected stock price volatility	56.1%
Risk-free interest rate	0.8%
Expected lives	4.6 years

The expected stock price volatility is based on historical experience. The risk-free rate for periods that coincide with the expected life of the options is based on the U.S. Treasury Department yield curve in effect at the time of grant. The expected life, the average time an option grant is outstanding, and forfeiture rates are estimated based on historical experience.

The following table summarizes the award transactions under the Plans for the year ended March 3, 2012:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at Feb. 26, 2011	1,477,324	$17.81
Award granted	450,512	8.34
Awards exercised	(86,942)	11.94
Awards canceled	(25,601)	19.74

Outstanding at Mar. 3, 2012	1,815,293	$15.71	5.3 years	$2,241,378

Vested or expected to vest at Mar. 3, 2012	1,815,293	$15.71	5.3 years	$2,241,378

Exercisable at Mar. 3, 2012	1,364,781	$18.15	3.9 years	$322,197

Partnership Plan

The Amended and Restated 1987 Partnership Plan (the Partnership Plan), a plan designed to increase the ownership of Apogee stock by key employees, allowed participants selected by the Compensation Committee of the Board of Directors to defer earned incentive compensation through the purchase of Apogee common stock. The purchased stock was then matched by an equal award of nonvested shares, which vested over a predetermined period. The nonvested shares were recorded as unearned compensation in the equity section of the balance sheet. In accordance with accounting standards, the deferred compensation in the form of the Company’s stock was recorded at historical cost and classified as common stock held in trust. Since the investments were all in Company stock, an offsetting amount was recorded as deferred compensation obligations in the equity section of the balance sheet. Common shares of 3,400,000 were authorized for issuance under the Partnership Plan. The plan was amended in fiscal 2009 to reduce the authorized shares to 3,345,000. As of March 3, 2012, 3,283,000 shares have been issued or committed under the Partnership Plan. The Company expensed a minimal amount in fiscal 2012, $0.6 million in fiscal 2011, and $0.3 million in fiscal 2010 in conjunction with the Partnership Plan. During fiscal 2011, the Company accelerated vesting of 80,462 nonvested shares in connection with the Partnership Plan to eliminate the cost of administering this legacy compensation plan. Included in the $0.6 million of expense recognized in fiscal 2011 was $0.3 million of additional compensation expense related to the accelerated vesting. There are 62,000 shares available for issuance under the Partnership Plan as of March 3, 2012.

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

The following table summarizes the nonvested share award transactions, including performance shares and performance share units, for fiscal 2010, 2011 and 2012:

	Nonvested Share Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 28, 2009	694,702	$17.45
Granted(1)	457,894	13.61
Vested	(282,948)	15.16
Canceled	(49,424)	16.91

Nonvested at February 27, 2010	820,224	$16.13
Granted(2)	439,319	13.26
Vested	(328,223)	16.69
Canceled	(9,755)	17.97

Nonvested at February 26, 2011	921,565	$14.54
Granted(3)	438,967	11.83
Vested	(208,426)	15.91
Canceled(4)	(170,293)	16.81

Nonvested at March 3, 2012(5)	981,813	$12.64

(1)	Includes 196,957 performance share units granted at target for the fiscal 2010-2012 performance period. Also includes 36,200 performance shares which were granted and immediately vested for achievement above target for the fiscal 2007-2009 performance period. Performance shares of 146,679 (at target) were previously granted in fiscal 2007 for this performance period.
(2)	Includes 193,519 performance share units granted for the fiscal 2011-2013 performance period at target.
(3)	Includes 117,765 performance share units granted for the fiscal 2012-2014 performance period at target.
(4)	Includes 63,682 performance shares canceled under the 2009-2011 performance period because Apogee performed below target level for that performance period. Performance shares of 126,429 (at target) were previously granted in fiscal 2009 for this performance period.
(5)	Includes a total of 452,314 of performance share units granted and outstanding at target for fiscal 2010-2012, 2011-2013 and 2012-2014.

At March 3, 2012, there was $5.4 million of total unrecognized compensation cost related to nonvested share awards, which is expected to be recognized over a weighted average period of approximately 21 months. The total fair value of shares vested during fiscal 2012 was $2.9 million.

12 Income Taxes

Income from continuing operations before income taxes consisted of the following:

(In thousands)	2012	2011	2010
U.S.	$3,458	$(19,997)	$45,962
International	190	(836)	—

Earnings (loss) from continuing operations before income taxes	$3,648	$(20,833)	$45,962

The components of income tax (benefit) expense for continuing operations for each of the last three fiscal years are as follows:

(In thousands)	2012	2011	2010
Current:
Federal	$2,208	$(7,760)	$12,580
State and local	554	183	987
International	615	(172)	—

Total current for continuing operations	$3,377	$(7,749)	$13,567

Deferred:
Federal	$(600)	$790	$736
State and local	(401)	(1,015)	27
International	(114)	18	—

Total deferred for continuing operations	$(1,115)	$(207)	$763

Total non-current tax expense	$(3,311)	$1,280	$415

Total income tax (benefit) expense	$(1,049)	$(6,676)	$14,745

Income tax refunds, net of payments were $7.5 million in fiscal 2012 and income tax payments, net of refunds, were $1.7 million and $10.0 million in fiscal 2011 and 2010, respectively.

The differences between the statutory federal income tax rates and consolidated effective tax rates are as follows:

	2012	2011	2010
Federal income tax expense (benefit) at statutory rates	35.0%	(35.0)%	35.0%
State and local income taxes, net of federal tax benefit	(5.2)	(2.7)	2.2
Tax credits – research & development	(19.2)	(4.0)	(1.6)
Tax credits – other	(3.0)	(0.3)	(0.3)
Manufacturing deduction	(10.7)	1.7	(1.9)
Meals and entertainment	5.0	0.6	0.3
Permanent tax adjustment for officers compensation	3.0	0.5	—
Nondeductible acquisition costs	—	1.0	—
Tax-exempt interest	(3.0)	(0.9)	(0.4)
Tax reserve adjustments – statute expirations and benefits recognized	(42.2)	5.6	1.0
Deferred tax adjustment	—	—	(2.1)
Change in valuation allowance	10.4	0.5	(0.7)
Other, net	1.1	1.0	0.6

Income tax (benefit) expense, continuing operations	(28.8)%	(32.0)%	32.1%

In fiscal 2012, 2011 and 2010, there were tax deficiencies of $0.3 million, $0.2 million and $0.1 million, respectively, associated with the stock-based incentive plans. These deficiencies were subtracted directly from additional paid-in capital and were not reflected in the determination of income tax expense or benefit.

Deferred tax assets and deferred tax liabilities for continuing operations at March 3, 2012 and February 26, 2011 are as follows:

	2012		2011
(In thousands)	Current	Noncurrent	Current	Noncurrent
Accounts receivable	$994	$—	$823	$—
Accrued insurance	114	787	483	711
Other accruals	2,346	1,133	2,286	1,693
Deferred compensation	242	9,601	22	9,221
Restructuring reserve	290	189	1,460	233
Goodwill and other intangibles(1)	53	(3,523)	—	(3,940)
Inventory	1,023	—	1,002	—
Depreciation	—	(16,441)	—	(20,248)
Liability for unrecognized tax benefits	—	3,774	—	5,308
Prepaid expenses	(442)	516	(543)	252
Net operating losses	—	3,019	—	2,573
Valuation allowance on net operating losses	(404)	(1,365)	(329)	(1,053)
Other	78	63	(24)	387

Deferred tax assets (liabilities)	$4,294	$(2,247)	$5,180	$(4,863)

(1)	Fiscal 2011 includes a retrospective adjustment of $4.2 million as described above in Note 6.

The Company has state net operating loss carryforwards with a tax effect of $3.0 million. A valuation allowance of $1.8 million has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefits in future periods.

The Company files income tax returns in the U.S. federal jurisdiction, Brazil and various U.S. state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2009 or state and local income tax examinations for years prior to fiscal 2005. During the first quarter of fiscal 2012, the Company entered into an administrative appeals agreement with the IRS to conclude the federal audit for fiscal years 2004 through 2007. The federal statute of limitations has expired for fiscal year 2008. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2008, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or Brazil.

The total liability for unrecognized tax benefits for fiscal 2012, 2011 and 2010, respectively, is $8.9 million, $13.8 million and $16.1 million. Included in this total liability at fiscal 2012, 2011 and 2010, respectively, are $5.1 million, $7.6 million and $6.5 million of tax benefits that, if recognized, would decrease the effective tax rate for continuing operations. Also included in the balance of unrecognized tax benefits for fiscal 2012 are $2.0 million of tax benefits, and for each of fiscal 2011 and 2010 are $3.1 million of tax benefits that, if recognized, would result in adjustments to deferred taxes. The total liability for unrecognized tax benefits at fiscal 2010 included $4.9 million related to discontinued operations, which included $1.8 million for interest and penalties. In the second quarter of fiscal 2011, this reserve was decreased primarily due to the favorable resolution of an outstanding tax exposure related to a foreign operation discontinued in 1998. The resolution of this item eliminated the total liability for unrecognized tax benefits of $4.9 million related to discontinued operations.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense, which is consistent with past practices. Related to the unrecognized tax benefits noted above, the Company reduced the accrual for penalties and interest by $1.4 million during fiscal 2012, resulting in a reserve for interest and penalties at the end of fiscal 2012 of $1.8 million. During fiscal 2011, the Company reduced the accrual for penalties and interest by $0.2 million, resulting in a reserve for interest and penalties at the end of fiscal 2011 of $3.2 million. During fiscal 2010, the Company reduced the accrual for penalties and interest by $0.6 million, resulting in a reserve for interest and penalties at the end of fiscal 2010 of $3.4 million.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)	2012	2011	2010
Gross unrecognized tax benefits at beginning of year	$10,676	$12,666	$11,559
Gross increases in tax positions for prior years	136	1,084	270
Gross decreases in tax positions for prior years	(462)	(3,197)	(235)
Gross increases based on tax positions related to the current year	623	663	1,091
Gross decreases based on tax positions related to the current year	(78)	(92)	(19)
Settlements	(1,200)	(1,382)	—
Statute of limitations expiration	(2,570)	(127)	—
Unrecognized tax benefits acquired in connection with Glassec	—	1,061	—

Gross unrecognized tax benefits at end of year	$7,125	$10,676	$12,666

The total liability for unrecognized tax benefits is expected to decrease by approximately $1.8 million during fiscal 2013 due to audit settlements and lapsing of statutes.

13 Discontinued Operations

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

In the fourth quarter of fiscal 2011, the settlement of an outstanding legal claim related to a foreign discontinued operation resulted in a $1.6 million increase in reserves and a pre-tax loss from discontinued operations. This settlement was finalized in March 2011, and the Company paid $3.0 million for final resolution of this matter, which was fully reserved at the end of fiscal 2011. In the second quarter of fiscal 2011, the favorable resolution of an outstanding tax exposure related to a foreign operation discontinued in 1998 resulted in the release of $4.9 million of uncertain tax positions and non-cash income from discontinued operations. The settlements of these two items represent the last significant remaining items with respect to our international curtainwall business. In fiscal 2010, a favorable resolution of an outstanding lease claim and a reduction in reserves related to the expiration of warranty periods resulted in pre-tax income from discontinued operations of $0.8 million.

(In thousands)	2012	2011	2010
Condensed Statement of Operations from Discontinued Businesses
Net sales	$—	$—	$—

Loss before income taxes (prior to gain on disposal)	—	—	—
Income tax benefit	—	—	—

Loss from operations, net of income taxes	—	—	—
(Loss) gain on disposal, net of income taxes	(52)	3,825	525

Net (loss) earnings	$(52)	$3,825	$525

(In thousands)	2012	2011
Summary Balance Sheets of Discontinued Businesses
Accounts payable and accrued liabilities	$799	$4,023
Long-term liabilities	520	642

14 Quarterly Data (Unaudited)

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
Fiscal 2012
Net sales	$153,338	$165,557	$174,853	$168,715	$662,463
Gross profit	23,686	25,952	34,728	32,754	117,120
(Loss) earnings from continuing operations	(2,177)	(1,677)	5,536	3,015	4,697
Loss from discontinued operations	—	—	—	(52)	(52)
Net (loss) earnings	(2,177)	(1,677)	5,536	2,963	4,645
Earnings per share – basic
(Loss) earnings from continuing operations	(0.08)	(0.06)	0.20	0.11	0.17
Loss from discontinued operations	—	—	—	—	—
Net (loss) earnings	(0.08)	(0.06)	0.20	0.11	0.17
Earnings per share – diluted
(Loss) earnings from continuing operations	(0.08)	(0.06)	0.20	0.11	0.17
Loss from discontinued operations	—	—	—	—	—
Net (loss) earnings	(0.08)	(0.06)	0.20	0.11	0.17

Fiscal 2011
Net sales	$143,028	$144,651	$147,200	$147,898	$582,777
Gross profit	18,836	18,002	23,060	23,222	83,120
Loss from continuing operations	(3,479)	(4,991)	(2,322)	(3,365)	(14,157)
Earnings (loss) from discontinued operations	—	4,869	—	(1,044)	3,825
Net loss	(3,479)	(122)	(2,322)	(4,409)	(10,332)
Earnings per share – basic
Loss from continuing operations	(0.13)	(0.18)	(0.08)	(0.12)	(0.51)
Earnings (loss) from discontinued operations	—	0.18	—	(0.04)	0.14
Net loss	(0.13)	—	(0.08)	(0.16)	(0.37)
Earnings per share – diluted
Loss from continuing operations	(0.13)	(0.18)	(0.08)	(0.12)	(0.51)
Earnings (loss) from discontinued operations	—	0.18	—	(0.04)	0.14
Net loss	(0.13)	—	(0.08)	(0.16)	(0.37)

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

(In thousands)	2012	2011	2010
Basic earnings per share – weighted common shares outstanding	27,741	27,637	27,381
Weighted common shares assumed upon exercise of stock options	33	—	66
Unvested shares for deferred compensation plans	274	—	269

Diluted earnings per share – weighted common shares and potential common shares outstanding	28,048	27,637	27,716

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common shares	1,174	—	1,160

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

The following table presents certain data for our two segments, and consolidated data, for fiscal 2012, 2011 and 2010.

(In thousands)	2012	2011	2010
Net Sales from continuing operations
Architectural	$583,933	$507,392	$626,007
Large-scale optical	78,532	75,426	70,707
Intersegment elimination	(2)	(41)	(11)

Total	$662,463	$582,777	$696,703

Operating Income (loss) from continuing operations
Architectural	$(12,072)	$(37,668)	$31,591
Large-scale optical	19,605	20,540	16,870
Corporate and other	(3,717)	(3,844)	(3,031)

Total	$3,816	$(20,972)	$45,430

Depreciation and Amortization from continuing operations
Architectural	$20,978	$21,791	$22,541
Large-scale optical	4,607	4,694	4,792
Corporate and other	1,661	1,733	2,268

Total	$27,246	$28,218	$29,601

Capital Expenditures from continuing operations
Architectural	$6,925	$5,819	$5,238
Large-scale optical	1,244	652	2,528
Corporate and other	1,481	2,655	1,999

Total	$9,650	$9,126	$9,765

Identifiable Assets
Architectural(1)	$321,417	$335,776	$321,594
Large-scale optical	59,824	65,291	67,314
Corporate and other	111,863	110,031	137,946

Total	$493,104	$511,098	$526,854

(1)	Fiscal 2011 includes a retrospective adjustment of $4.2 million within the Architectural segment as described above in Note 6.

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region.

(In thousands)	2012	2011	2010
Net Sales from continuing operations
United States	$628,362	$579,127	$696,703
Brazil	34,101	3,650	—

Total	$662,463	$582,777	$696,703

Long-Lived Assets
United States	$150,875	$168,791	$185,519
Brazil	8,672	10,410	—

Total	$159,547	$179,201	$185,519

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Apogee’s export net sales from domestic operations of $75.7 million for fiscal 2012 were approximately 11 percent of consolidated net sales, export net sales of $79.4 million for fiscal 2011 were approximately 14 percent of consolidated net sales, and export sales of $68.3 million for fiscal 2010 were approximately 10 percent of consolidated net sales. All sales from Brazil were to customers outside the United States. No single customer, including government agencies, accounts for 10 percent or more of consolidated net sales.

Segment operating income is equal to net sales less cost of sales and operating expenses. Operating income does not include provision for interest expense or income taxes. Corporate and other includes miscellaneous corporate activity not allocable to business segments.

Included in the identifiable assets for Corporate and other are the short and long-term marketable securities available for sale at corporate and Prism of $19.6 million in fiscal 2012, $26.9 million in fiscal 2011 and $78.1 million in fiscal 2010. Also included are short and long-term restricted investments at corporate of $23.1 million in fiscal 2012 and $35.8 million in fiscal 2011.

17 Commitments and Contingent Liabilities

Operating lease commitments. As of March 3, 2012, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Total minimum payments	$6,737	$5,650	$4,848	$4,735	$3,041	$3,309	$28,320

Total rental expense was $11.9 million, $10.1 million and $14.9 million in fiscal 2012, 2011 and 2010, respectively.

At March 3, 2012, the Company had two sale and leaseback agreements, one for a building that provides an option to purchase the building at projected future fair market value upon expiration of the lease in 2014 and one for equipment that provides an option to purchase the equipment at projected future fair market value upon expiration of the lease in 2018. The leases are classified as operating leases in accordance with applicable financial accounting standards. The Company has a deferred gain of $5.9 million under the sale and leaseback transactions, which is included in the balance sheet caption as accrued expenses and other long-term liabilities. The average annual lease payment over the life of the remaining leases is $2.0 million.

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to provide surety or performance bonds that commit payments to its customers for any non-performance by the Company. At March 3, 2012, $100.5 million of the Company’s backlog was bonded by performance bonds with a face value of $309.9 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to pay on these performance-based bonds with respect to any of the current portfolio of businesses.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends and for specific sales credits as they become known and estimable. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

(In thousands)	2012	2011
Beginning warranty accrual	$9,887	$4,996
Additional accruals	2,766	11,583
Claims paid	(5,443)	(6,692)

Ending warranty accrual	$7,210	$9,887

During fiscal 2011, the Company experienced a high level of architectural glass product quality issues, including quality issues resulting from a vendor-supplied material. This higher level of activity impacted fiscal 2011 warranty expenses and year-end accruals, for items identified but not yet resolved. The impact of this activity was largely reported in fiscal 2011 cost of sales.

Letters of credit. At March 3, 2012, the Company had ongoing letters of credit related to its construction contracts and certain industrial development bonds. The total value of letters of credit under which the Company was obligated as of March 3, 2012 was approximately $25.5 million. The Company’s total availability under its $80.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of March 3, 2012, letters of credit in the amount of $13.2 million had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. At March 3, 2012, these obligations totaled $46.5 million.

Non-compete agreements. The Company has entered into a number of non-compete and consulting agreements associated with current and former employees. As of March 3, 2012, future payments of $1.2 million were committed under such agreements.

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

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained on page 29 in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

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

The other information required by this item, other than the information set forth in Part I above under the heading “Executive Officers of the Registrant,” is set forth under the headings “Proposal 1: Election of Directors,” “Corporate Governance – Procedures for Shareholder Recommendations or Nominations of Director Candidates,” “Corporate Governance – Board and Board Committee Membership and Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 21, 2012, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end (our 2012 Proxy Statement). This information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation” and “Non-Employee Director Compensation” in our 2012 Proxy Statement. This information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the headings “Proposal 3: Approval of the Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan – Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our 2012 Proxy Statement. This information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board Independence” in our 2012 Proxy Statement. This information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the headings “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm – Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “– Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in our 2012 Proxy Statement. This information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as a part of this report:

1.	Financial Statements – The consolidated financial statements listed below are set forth in Item 8 of Part II of this report.

Consolidated Balance Sheets as of March 3, 2012 and February 26, 2011

Consolidated Results of Operations for the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

Consolidated Statements of Cash Flows for the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

Consolidated Statements of Shareholders’ Equity for the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules – Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves (1)	Other changes add (deduct) (2)	Balance at End of Period
Allowances for doubtful receivables
For the year ended Mar. 3, 2012	$2,734	$841	$414	$(52)	$3,109
For the year ended Feb. 26, 2011	1,585	900	107	356	2,734
For the year ended Feb. 27, 2010	2,074	446	935	—	1,585

(1)	Net of recoveries
(2)	Result of acquisitions and foreign currency effects

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits – See Item (b) below.

b)	Exhibits marked with an asterisk (*) identify each management contract or compensatory plan or arrangement. Exhibits marked with a pound sign (#) are filed herewith. The remainder of the exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference.

Exhibit No.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

3.2	Amended and Restated Bylaws of Apogee Enterprises, Inc., as amended through January 24, 2006. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 30, 2006.

4.1#	Specimen certificate for shares of common stock of Apogee Enterprises, Inc.

10.1*	1997 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit A of Registrant’s proxy statement for the 1997 Annual Meeting of Shareholders filed on May 16, 1997.

Exhibit No.

10.2*	Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement), First Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement) and Second Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement). Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 29, 2008.

10.3*	Third Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement). Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on October 15, 2008.

10.4*	Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 17, 2006.

10.5*	First Amendment of Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.6*	Second Amendment of Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

10.7*	Apogee Enterprises, Inc. Amended and Restated 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2006.

10.8*	Apogee Enterprises, Inc. Amended and Restated Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2007.

10.9*	Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of May 1, 2003). Incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

10.10*	First Amendment of Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of May 1, 2003). Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.11*	Form of Stock Appreciation Rights Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 19, 2005.

10.12*	Apogee Enterprises, Inc. Non-Employee Director Charitable Matching Contribution Program. Incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the year-ended February 26, 2005.

10.13*	Form of Non-Employee Director Stock Option Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 16, 2005.

10.14*	Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on October 17, 2006.

10.15*	First Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 15, 2008.

10.16*	Second Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.17*	Third Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on October 12, 2010.

10.18*	Fourth Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on January 6, 2011.

10.19*	Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on October 17, 2006.

10.20*	First Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on October 15, 2008.

Exhibit No.

10.21*	Second Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.22*	Third Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on January 6, 2011.

10.23*	Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.1 to Apogee’s Current Report on Form 8-K filed on June 28, 2011.

10.24*	Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.2 to Apogee’s Current Report on Form 8-K filed on June 28, 2011.

10.25*	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on June 30, 2009.

10.26*	Form of Bonus Pool Award Agreement under the Apogee Enterprises, Inc. Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

10.27*	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K filed on April 28, 2010.

10.28*	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan for awards made on or after April 26, 2011. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 2, 2011.

10.29*	Form of Performance Share Unit Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 3, 2010.

10.30*	Form of Performance Share Unit Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan for awards made on or after April 26, 2011. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 2, 2011.

10.31*	Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, effective January 1, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 12, 2010.

10.32	Credit Agreement, dated as of January 27, 2011, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders referred to herein, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Comerica Bank, as Documentation Agent and Issuing Lender. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 2, 2011.

10.33*	Form of Change in Control Severance Agreement between Apogee Enterprises, Inc. and certain senior executive officers of the Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 3, 2011.

10.34*	Separation Agreement and Release of All Claims between Apogee Enterprises, Inc. and Gregory A. Silvestri dated March 11, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 17, 2011.

10.35*	Transition Agreement between Apogee Enterprises, Inc. and Russell Huffer dated as of April 27, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on May 6, 2011.

10.36*	Employment Agreement between Apogee Enterprises, Inc. and Joseph F. Puishys, made and entered into as of August 5, 2011, to be effective as of August 22, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 8, 2011.

10.37*

Form of Restricted Stock Agreement to be entered into by Apogee Enterprises, Inc. and Joseph F. Puishys on August 22, 2011. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on August 8, 2011.

10.38*	Form of Option Agreement to be entered into by Apogee Enterprises, Inc. and Joseph F. Puishys on August 22, 2011. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on August 8, 2011.

21#	Subsidiaries of the Registrant.

23#	Consent of Deloitte & Touche LLP.

31.1#	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit No.

31.2#	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Apogee Enterprises, Inc.’s Annual Report on Form 10-K for the year ended March 3, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 3, 2012 and February 26, 2011, (ii) the Consolidated Results of Operations for the three years ended March 3, 2012, February 26, 2011 and February 27, 2010, (iii) the Consolidated Statements of Cash Flows for the three years ended March 3, 2012, February 26, 2011 and February 27, 2010, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended March 3, 2012, February 26, 2011 and February 27, 2010 and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2012.

APOGEE ENTERPRISES, INC.

By:	/s/ Joseph F. Puishys
Joseph F. Puishys
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2012.

Signature	Title	Signature	Title

/s/ Joseph F. Puishys	President,	/s/ James S. Porter	CFO (Principal
Joseph F. Puishys	CEO and Director (Principal Executive Officer)	James S. Porter	Financial and Accounting Officer)

/s/ Bernard P. Aldrich	Chairman	/s/ Robert J. Marzec	Director
Bernard P. Aldrich		Robert J. Marzec

/s/ Jerome L. Davis	Director	/s/ Stephen C. Mitchell	Director
Jerome L. Davis		Stephen C. Mitchell

/s/ Sara L. Hays	Director	/s/ Richard V. Reynolds	Director
Sara L. Hays		Richard V. Reynolds

/s/ John T. Manning	Director	/s/ David E. Weiss	Director
John T. Manning		David E. Weiss