Form 10-K/A
period 2012-03-03
APOGEE ENTERPRISES, INC.
filed 2012-05-01
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this Form 10-K/A) to our Annual Report on Form 10-K for the fiscal year ended March 3, 2012, initially filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2012 (the Original Filing), is being filed to include the final version of Exhibit 23 which incorrectly included the phrase “DRAFT – TO BE UPDATED BY DELOITTE” at the top of the exhibit in the Original Filing. There were no other changes made to Exhibit 23. In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1 and 31.2, respectively. Except as described above, this Form 10-K/A does not amend or update any other information contained in the Original Filing.

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

3.	Exhibits – See Item (b) below.

b)	Exhibits marked with an asterisk (*) identify each management contract or compensatory plan or arrangement. Exhibits marked with a pound sign (#) are filed herewith. Exhibits marked with a double pound sign (##) were filed with the Original Filing and are incorporated herein by reference. The remainder of the exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference.

Exhibit No.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

3.2	Amended and Restated Bylaws of Apogee Enterprises, Inc., as amended through January 24, 2006. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 30, 2006.

4.1##	Specimen certificate for shares of common stock of Apogee Enterprises, Inc.

10.1*	1997 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit A of Registrant’s proxy statement for the 1997 Annual Meeting of Shareholders filed on May 16, 1997.

10.2*	Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement), First Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement) and Second Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement). Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 29, 2008.

10.3*	Third Amendment of Apogee Enterprises, Inc. Officers’ Supplemental Executive Retirement Plan (2005 Restatement). Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on October 15, 2008.

10.4*	Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 17, 2006.

10.5*	First Amendment of Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.6*	Second Amendment of Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

10.7*	Apogee Enterprises, Inc. Amended and Restated 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2006.

10.8*	Apogee Enterprises, Inc. Amended and Restated Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2007.

10.9*	Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of May 1, 2003). Incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year-ended February 28, 2004.

10.10*	First Amendment of Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of May 1, 2003). Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.11*	Form of Stock Appreciation Rights Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 19, 2005.

10.12*	Apogee Enterprises, Inc. Non-Employee Director Charitable Matching Contribution Program. Incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the year-ended February 26, 2005.

10.13*	Form of Non-Employee Director Stock Option Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 16, 2005.

10.14*	Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on October 17, 2006.

10.15*	First Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 15, 2008.

10.16*	Second Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.17*	Third Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on October 12, 2010.

10.18*	Fourth Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on January 6, 2011.

10.19*	Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on October 17, 2006.

10.20*	First Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on October 15, 2008.

10.21*	Second Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on March 4, 2009.

10.22*	Third Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on January 6, 2011.

10.23*	Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.1 to Apogee’s Current Report on Form 8-K filed on June 28, 2011.

10.24*	Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.2 to Apogee’s Current Report on Form 8-K filed on June 28, 2011.

10.25*	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on June 30, 2009.

10.26*	Form of Bonus Pool Award Agreement under the Apogee Enterprises, Inc. Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 4, 2009.

10.27*	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K filed on April 28, 2010.

10.28*	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan for awards made on or after April 26, 2011. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 2, 2011.

10.29*	Form of Performance Share Unit Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 3, 2010.

10.30*	Form of Performance Share Unit Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan for awards made on or after April 26, 2011. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 2, 2011.

10.31*	Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, effective January 1, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 12, 2010.

10.32	Credit Agreement, dated as of January 27, 2011, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders referred to herein, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Comerica Bank, as Documentation Agent and Issuing Lender. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 2, 2011.

10.33*	Form of Change in Control Severance Agreement between Apogee Enterprises, Inc. and certain senior executive officers of the Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 3, 2011.

10.34*	Separation Agreement and Release of All Claims between Apogee Enterprises, Inc. and Gregory A. Silvestri dated March 11, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 17, 2011.

10.35*	Transition Agreement between Apogee Enterprises, Inc. and Russell Huffer dated as of April 27, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on May 6, 2011.

10.36*	Employment Agreement between Apogee Enterprises, Inc. and Joseph F. Puishys, made and entered into as of August 5, 2011, to be effective as of August 22, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 8, 2011.

10.37*	Form of Restricted Stock Agreement to be entered into by Apogee Enterprises, Inc. and Joseph F. Puishys on August 22, 2011. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on August 8, 2011.

10.38*	Form of Option Agreement to be entered into by Apogee Enterprises, Inc. and Joseph F. Puishys on August 22, 2011. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on August 8, 2011.

21##	Subsidiaries of the Registrant.

23#	Consent of Deloitte & Touche LLP.

31.1#	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2#	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1##	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2##	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101##	The following materials from Apogee Enterprises, Inc.’s Annual Report on Form 10-K for the year ended March 3, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 3, 2012 and February 26, 2011, (ii) the Consolidated Results of Operations for the three years ended March 3, 2012, February 26, 2011 and February 27, 2010, (iii) the Consolidated Statements of Cash Flows for the three years ended March 3, 2012, February 26, 2011 and February 27, 2010, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended March 3, 2012, February 26, 2011 and February 27, 2010 and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2012.

APOGEE ENTERPRISES, INC.

By: /s/ James S. Porter
James S. Porter
Chief Financial Officer