Form 10-Q
period 2012-06-02
APOGEE ENTERPRISES, INC.
filed 2012-07-12
CIK 6845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2012

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

As of June 27, 2012, 28,341,506 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	June 2, 2012	March 3, 2012
Assets
Current assets
Cash and cash equivalents	$23,028	$54,027
Short-term marketable securities available for sale	20,909	11,664
Restricted short-term investments	13,611	13,603
Receivables, net of allowance for doubtful accounts	112,046	108,424
Inventories	38,876	34,045
Refundable income taxes	2,046	—
Deferred tax assets	3,745	4,294
Other current assets	3,903	3,382

Total current assets	218,164	229,439

Property, plant and equipment, net	162,921	159,547
Marketable securities available for sale	10,279	7,936
Restricted investments	17,794	9,533
Goodwill	61,694	61,617
Intangible assets	15,767	16,092
Other assets	8,967	8,940

Total assets	$495,586	$493,104

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$33,665	$34,025
Accrued payroll and related benefits	15,072	23,699
Accrued self-insurance reserves	4,630	4,668
Other accrued expenses	17,406	19,017
Current liabilities of discontinued operations	776	799
Billings in excess of costs and earnings on uncompleted contracts	27,760	22,550
Current portion long-term debt	83	108
Accrued income taxes	—	905

Total current liabilities	99,392	105,771

Long-term debt	30,912	20,916
Unrecognized tax benefits	8,627	8,918
Long-term self-insurance reserves	8,679	9,605
Deferred tax liabilities	2,414	2,247
Other long-term liabilities	24,121	23,929
Liabilities of discontinued operations	509	520

Commitments and contingent liabilities (Note 13)

Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,287,722 and 28,062,049, respectively	9,429	9,354
Additional paid-in capital	113,898	113,046
Retained earnings	201,844	203,558
Common stock held in trust	(753)	(745)
Deferred compensation obligations	753	745
Accumulated other comprehensive loss	(4,239)	(4,760)

Total shareholders’ equity	320,932	321,198

Total liabilities and shareholders’ equity	$495,586	$493,104

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended
(In thousands, except per share data)	June 2, 2012	May 28, 2011
Net sales	$154,134	$153,338
Cost of sales	123,059	129,652

Gross profit	31,075	23,686
Selling, general and administrative expenses	28,757	27,114

Operating income (loss )	2,318	(3,428)
Interest income	272	277
Interest expense	363	309
Other income, net	17	3

Earnings (loss) before income taxes	2,244	(3,457)
Income tax expense (benefit)	638	(1,280)

Net earnings (loss)	$1,606	$(2,177)

Earnings (loss) per share – basic	$0.06	$(0.08)

Earnings (loss) per share – diluted	$0.06	$(0.08)

Weighted average basic shares outstanding	27,788	27,862
Weighted average diluted shares outstanding	28,223	27,862

Cash dividends declared per common share	$0.0900	$0.0815

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(unaudited)

	Three Months Ended
(In thousands)	June 2, 2012	May 28, 2011
Net earnings (loss)	$1,606	$(2,177)
Other comprehensive earnings:
Unrealized gain on marketable securities, net of $12 and $49 tax expense, respectively	24	93
Foreign currency translation adjustments	497	492

Other comprehensive earnings	521	585

Total comprehensive earnings (loss)	$2,127	$(1,592)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
(In thousands)	June 2, 2012	May 28, 2011
Operating Activities
Net earnings (loss)	$1,606	$(2,177)
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	6,528	7,022
Stock-based compensation	1,028	410
Deferred income taxes	570	403
Excess tax benefits from stock-based compensation	(25)	—
Gain on disposal of assets	(296)	(203)
Other, net	239	74
Changes in operating assets and liabilities:
Receivables	(3,590)	(5,686)
Inventories	(4,804)	(5,698)
Accounts payable and accrued expenses	(10,476)	(8,882)
Billings in excess of costs and earnings on uncompleted contracts	5,210	(3,853)
Refundable and accrued income taxes	(3,083)	(1,903)
Other, net	(530)	(43)

Net cash used in continuing operating activities	(7,623)	(20,536)

Investing Activities
Capital expenditures	(9,509)	(1,614)
Proceeds from sales of property, plant and equipment	14	10,306
Purchases of restricted investments	(10,000)	(12,328)
Sales/maturities of restricted investments	1,740	12,947
Purchases of marketable securities	(17,040)	(6,341)
Sales/maturities of marketable securities	5,915	8,954
Investments in corporate-owned life insurance policies	(900)	(1,435)

Net cash (used in) provided by investing activities	(29,780)	10,489

Financing Activities
Proceeds from issuance of debt	10,000	—
Payments on debt	(45)	(200)
Payments on debt issue costs	(193)	(32)
Shares withheld for taxes, net of stock issued to employees	(817)	(658)
Excess tax benefits from stock-based compensation	25	—
Dividends paid	(2,643)	—

Net cash provided by (used in) financing activities	6,327	(890)

Cash Flows of Discontinued Operations
Net cash used in operating activities	(34)	(3,272)

Net cash used in discontinued operations	(34)	(3,272)

Decrease in cash and cash equivalents	(31,110)	(14,209)
Effect of exchange rates on cash	111	17
Cash and cash equivalents at beginning of year	54,027	24,302

Cash and cash equivalents at end of period	$23,028	$10,110

Noncash Activity
Capital expenditures in accounts payable	$149	$174
Dividends in accounts payable	—	2,287

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 3, 2012. The results of operations for the three-month period ended June 2, 2012 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 2, 2012 and March 3, 2012, and the results of operations, comprehensive earnings and cash flows for the three-month periods ended June 2, 2012 and May 28, 2011.

The Company’s fiscal year ends on the Saturday closest to the last day of February. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

The results of GlassecViracon are reported on a two-month lag. There were no significant intervening events which would have materially affected our consolidated financial statements had they been recorded during the three months ended June 2, 2012.

In connection with preparing the unaudited consolidated financial statements for the three months ended June 2, 2012, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the consolidated financial statements.

2.	New Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance was effective for fiscal years and interim periods beginning after December 15, 2011, Apogee’s fiscal year 2013. The Company has adopted this guidance as of March 4, 2012 and has presented total comprehensive income in the Consolidated Statements of Comprehensive Earnings.

In September 2011, the FASB amended U.S. GAAP on testing goodwill for impairment. Under this new guidance, entities testing goodwill for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, Apogee’s fiscal year 2013. The adoption of this new standard in the first quarter of fiscal 2013 did not have an impact on Apogee’s consolidated financial position, results of operations or cash flows.

No other new accounting pronouncements issued or effective during the first three months of fiscal 2013 have had or are expected to have a material impact on the consolidated financial statements.

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

Total stock-based compensation expense under all Plans included in the results of operations for the three months ended June 2, 2012 and May 28, 2011, was $1.0 million and $0.4 million, respectively. At June 2, 2012, there was $1.0 million of total unrecognized compensation cost related to stock option awards, which is expected to be recognized over a weighted average period of approximately 27 months. Cash proceeds from the exercise of stock options were $0.2 million and $0.1 million for the three months ended June 2, 2012 and May 28, 2011, respectively.

There were no options or SARs issued in the first three months of fiscal 2013 or 2012. The aggregate intrinsic value of securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised was minimal during both the three months ended June 2, 2012 and May 28, 2011.

The following table summarizes the award transactions for the three months ended June 2, 2012:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 3, 2012	1,815,293	$15.71
Awards exercised	(13,500)	11.93
Awards canceled	(15,100)	12.82

Outstanding at June 2, 2012	1,786,693	$15.77	5.1 years	$3,446,035

Vested or expected to vest at June 2, 2012	1,786,693	$15.77	5.1 years	$3,446,035

Exercisable at June 2, 2012	1,336,181	$18.27	3.7 years	$729,448

Executive Compensation Program

In fiscal 2006, the Company implemented an executive compensation program to provide for a greater portion of total compensation to be delivered to key employees selected by the Compensation Committee of the Board of Directors through long-term incentives using performance shares, SARs and nonvested shares. From fiscal 2010 through fiscal 2012, performance shares were issued at the beginning of each fiscal year in the form of nonvested share unit awards, which give the recipient the right to receive shares earned at the vesting date. The number of share units issued at grant is equal to the target number of performance shares and allows for the right to receive an additional number of, or fewer, shares based on meeting pre-determined Company three-year performance goals. In fiscal 2013, this plan was changed to issue cash-based performance awards in lieu of nonvested share unit awards; the cash-based awards are based on a two-year performance period and will be paid in two annual installments after completion of the performance period. Vesting of outstanding nonvested share unit awards will continue through fiscal 2015. The expense for the cash-based performance awards is included in selling, general and administrative expenses in the consolidated results of operations and the liability is included in other long-term liabilities in the consolidated balance sheet.

The following table summarizes the nonvested share award transactions, including performance share units, for the three months ended June 2, 2012:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at March 3, 2012	981,813	$12.64
Granted	185,849	14.51
Vested	(202,136)	13.54
Canceled(1)	(61,703)	13.43

Nonvested at June 2, 2012(2)	903,823	$12.77

(1)	Includes 61,403 performance share units canceled under the 2010-2012 performance period because Apogee performed below target level for that performance period. Performance share units of 160,196 (at target) were previously granted in fiscal 2010 for this performance period.
(2)	Includes a total of 292,118 performance share units granted and outstanding at target level for fiscal 2011-2013 and 2012-2014.

At June 2, 2012, there was $7.2 million of total unrecognized compensation cost related to nonvested share and performance share unit awards, which is expected to be recognized over a weighted average period of approximately 26 months. The total fair value of shares vested during the three months of fiscal 2013 was $2.8 million.

4.	Earnings per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three months ended
(In thousands)	June 2, 2012	May 28, 2011
Basic earnings per share – weighted common shares outstanding	27,788	27,862
Weighted common shares assumed upon exercise of stock options	127	—
Unvested shares for deferred compensation plans	308	—

Diluted earnings per share – weighted common shares and potential common shares outstanding	28,223	27,862

Earnings (loss) per share – basic	$0.06	$(0.08)
Earnings (loss) per share – diluted	0.06	(0.08)

Stock options excluded from the calculation of earnings per share because the exercise price was greater than the average market price of the common shares	970	1,126

Due to the net loss in fiscal 2012, there was no dilutive impact from unvested shares in the three-month period ended May 28, 2011.

5.	Inventories

(In thousands)	June 2, 2012	Mar. 3, 2012
Raw materials	$14,498	$12,772
Work-in-process	9,182	7,956
Finished goods	11,201	10,386
Costs and earnings in excess of billings on uncompleted contracts	3,995	2,931

Total inventories	$38,876	$34,045

6.	Marketable Securities

At June 2, 2012, the Company has investments in municipal bonds of $31.2 million; $20.9 million is current and $10.3 million is non-current. The Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd. (Prism), holds $10.5 million of the municipal bonds. Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available-for-sale,” are carried at fair value and are reported as short-term marketable securities available for sale or marketable securities available for sale in the consolidated balance sheet.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at June 2, 2012 and March 3, 2012, are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
June 2, 2012
Municipal bonds	$31,222	$224	$(258)	$31,188

Total investments	$31,222	$224	$(258)	$31,188

March 3, 2012
Municipal bonds	$19,670	$188	$(258)	$19,600

Total investments	$19,670	$188	$(258)	$19,600

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The following table presents the length of time that available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of June 2, 2012:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Municipal bonds	$8,461	$(9)	$1,001	$(249)	$9,462	$(258)

Total investments	$8,461	$(9)	$1,001	$(249)	$9,462	$(258)

The amortized cost and estimated fair values of investments at June 2, 2012, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(In thousands)	Cost	Market Value
Due within one year	$20,899	$20,909
Due after one year through five years	1,975	2,017
Due after five years through 10 years	3,092	3,188
Due after 10 years through 15 years	2,019	2,041
Due beyond 15 years	3,237	3,033

Total	$31,222	$31,188

There were immaterial amounts of realized gains and realized losses during the three-month periods of fiscal 2013 and 2012.

7.	Fair Value Measurements

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

Financial assets and liabilities measured at fair value as of June 2, 2012 and March 3, 2012, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
June 2, 2012
Cash equivalents
Money market funds	$11,504	$—	$—	$11,504

Total cash equivalents	11,504	—	—	11,504
Short-term marketable securities available for sale
Municipal bonds	$—	$20,909	$—	$20,909

Total short-term marketable securities available for sale	—	20,909	—	20,909
Marketable securities available for sale
Municipal bonds	$—	$10,279	$—	$10,279

Total marketable securities available for sale	—	10,279	—	10,279
Restricted investments
Money market funds	$31,405	$—	$—	$31,405

Total restricted investments	31,405	—	—	31,405
Mutual fund investments
Mutual funds	$592	$—	$—	$592

Total mutual fund investments	592	—	—	592

Total assets and liabilities at fair value	$43,501	$31,188	$—	$74,689

March 3, 2012
Cash equivalents
Money market funds	$46,141	$—	$—	$46,141

Total cash equivalents	46,141	—	—	46,141
Short-term marketable securities available for sale
Municipal bonds	$—	$11,664	$—	$11,664

Total short-term marketable securities available for sale	—	11,664	—	11,664
Marketable securities available for sale
Municipal bonds	$—	$7,936	$—	$7,936

Total marketable securities available for sale	—	7,936	—	7,936
Restricted investments
Money market funds	$23,136	$—	$—	$23,136

Total restricted investments	23,136	—	—	23,136
Mutual fund investments
Mutual funds	$1,150	$—	$—	$1,150

Total mutual fund investments	1,150	—	—	1,150

Total assets and liabilities at fair value	$70,427	$19,600	$—	$90,027

Cash equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are held at fair value based on quoted market prices, which approximates stated cost.

Short-term marketable securities available for sale

The Company has short-term marketable securities available for sale of $20.9 million as of June 2, 2012, consisting of municipal bonds. The Company classifies these short-term marketable securities as “available-for-sale,” and they are carried at fair market value based on market prices from recent trades of similar securities.

Marketable securities available for sale

The Company has $10.3 million of marketable securities available for sale, consisting of municipal bonds. All of the Company’s fixed maturity investments are classified as “available-for-sale,” are carried at fair value and are reported as marketable securities available for sale in the consolidated balance sheet. These investments are held at fair value based on prices from recent trades of similar securities.

Restricted investments

The Company has $13.6 million of current restricted investments consisting of money market funds that were required to be made available to cover our exposure for letters of credit outside of our revolving credit facility and credit-card programs. The Company has $17.8 million of long-term restricted investments consisting of money market funds, which are short-term in nature but are restricted for future investment in the Company’s architectural glass fabrication facility in Utah and storefront and entrance business in Michigan, and are therefore classified as long-term. The restricted investments are held at fair value based on quoted market prices, which approximates stated cost.

Mutual fund investments

The Company has $0.6 million of mutual fund investments as a long-term funding source for the deferred compensation plan. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

8.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill attributable to each business segment as of the three months ended June 2, 2012 is detailed below.

(In thousands)	Architectural	Large-Scale Optical	Total
Balance at February 26, 2011	$51,447	$10,557	$62,004
Foreign currency translation	(387)	—	(387)

Balance at March 3, 2012	51,060	10,557	61,617
Foreign currency translation	77	—	77

Balance at June 2, 2012	$51,137	$10,557	$61,694

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	June 2, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$3,117	$(1,989)	$—	$1,128
Non-compete agreements	6,809	(5,638)	14	1,185
Customer relationships	15,627	(8,641)	81	7,067
Purchased intellectual property	8,210	(1,880)	57	6,387

Total	$33,763	$(18,148)	$152	$15,767

	March 3, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$2,923	$(1,897)	$—	$1,026
Non-compete agreements	6,889	(5,488)	(64)	1,337
Customer relationships	16,069	(8,376)	(396)	7,297
Purchased intellectual property	8,517	(1,794)	(291)	6,432

Total	$34,398	$(17,555)	$(751)	$16,092

Amortization expense on these identifiable intangible assets was $0.7 million and $0.8 million for the three months ended June 2, 2012 and May 28, 2011, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At June 2, 2012, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2013 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017
Estimated amortization expense	$2,010	$1,979	$1,485	$1,154	$985

9.	Debt

The Company maintains an $80.0 million revolving credit facility, which expires in January 2014. No borrowings were outstanding as of June 2, 2012 or March 3, 2012. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at June 2, 2012 was $275.7 million, whereas the Company’s net worth as defined in the credit facility was $320.9 million. The credit facility also requires that the Company maintain an adjusted debt-to-EBITDA ratio of not more than 2.75. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, the Company reduces non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. The Company’s ratio was 0.16 at June 2, 2012. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At June 2, 2012, the Company was in compliance with the financial covenants of the credit facility.

During the first quarter of fiscal 2013, $10.0 million of industrial development bonds were issued and made available for current and future investment in the Company’s storefront and entrance business in Michigan. The interest rate on the bonds resets weekly and is equal to the market rate of interest earned for similar revenue bonds or other tax-free securities. The bonds will mature in April, 2042. The proceeds are reported as restricted investments in the consolidated balance sheet until disbursed, as $1.7 million was during the quarter.

Debt at June 2, 2012, consists of $12.0 million of recovery zone facility bonds, $18.4 million of industrial development bonds and other debt held by GlassecViracon. The industrial development and recovery zone facility bonds mature in fiscal years 2021 through 2043, and the other debt matures in fiscal years 2013 through 2021. The fair value of the industrial development and recovery zone facility bonds approximates carrying value at June 2, 2012 due to the variable interest rates on these instruments. The bonds are classified as level 2 within the fair value hierarchy.

Interest payments were $0.2 million in each of the three-month periods ended June 2, 2012 and May 28, 2011.

10.	Employee Benefit Plans

Components of net periodic benefit cost for the Company’s Officers’ Supplemental Executive Retirement Plan and Tubelite, Inc. Hourly Employees’ Pension Plan for the three-month periods ended June 2, 2012 and May 28, 2011, were as follows:

	Three months ended
(In thousands)	June 2, 2012	May 28, 2011
Interest cost	$142	$164
Expected return on assets	(44)	(54)
Amortization of unrecognized net loss	53	30

Net periodic benefit cost	$151	$140

The Company maintains a deferred compensation plan that allows participants to defer compensation and assist in saving for retirement and other short-term needs. The deferred compensation liability was $2.6 million at June 2, 2012 and is included in other long-term liabilities in the consolidated balance sheet. The Company has investments in corporate-owned life insurance policies (COLI) of $2.4 million and mutual funds of $0.6 million with the intention of utilizing them as a long-term funding source for the deferred compensation plan. The COLI assets are recorded at their net cash surrender values and are included in other non-current assets in the consolidated balance sheet. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

11.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2009, or state and local income tax examinations for years prior to fiscal 2005. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2008, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The total liability for unrecognized tax benefits at June 2, 2012 and March 3, 2012, was approximately $8.6 million and $8.9 million, respectively. The decrease in the unrecognized tax benefits was due to releasing reserves upon entering into a settlement agreement with the IRS with respect to certain issues for fiscal years 2009 through 2011. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. As a result of the federal statute for fiscal 2009 being extended during the first quarter of fiscal 2013, no federal or state statutes are expected to lapse within the next year, and the total liability for unrecognized tax benefits is not expected to change materially during the next 12 months.

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

(In thousands)	June 2, 2012	March 3, 2012
Summary Balance Sheets of Discontinued Businesses
Accounts payable and accrued liabilities	$776	$799
Long-term liabilities	509	520

13.	Commitments and Contingent Liabilities

Operating lease commitments. As of June 2, 2012, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Thereafter	Total
Total minimum payments	$5,098	$6,044	$5,230	$5,111	$3,301	$3,693	$28,477

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to provide a surety or performance bond that commits payments to its customers for any non-performance by the Company. At June 2, 2012, $101.1 million of the Company’s backlog was bonded by performance bonds with a face value of $340.7 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to pay on these performance-based bonds with respect to any of the current portfolio of businesses.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends and for specific sales credits as they become known and estimable. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

	Three months ended
(In thousands)	June 2, 2012	May 28, 2011
Balance at beginning of period	$7,210	$9,887
Additional accruals	766	903
Claims paid	(823)	(2,362)

Balance at end of period	$7,153	$8,428

Letters of credit. At June 2, 2012, the Company had ongoing letters of credit related to its construction contracts and certain industrial development and recovery zone facility bonds. The total value of letters of credit under which the Company was obligated as of June 2, 2012, was approximately $35.8 million. The Company’s total availability under its $80.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of June 2, 2012, letters of credit in the amount of $23.4 million had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of June 2, 2012, these obligations totaled $50.6 million.

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

The following table presents sales and operating income data for the Company’s two segments, and on a consolidated basis, for the three months ended June 2, 2012, as compared to the corresponding period a year ago.

	Three months ended
(In thousands)	June 2, 2012	May 28, 2011
Net Sales from Continuing Operations
Architectural	$134,877	$135,287
Large-Scale Optical	19,258	18,052
Intersegment eliminations	(1)	(1)

Net sales	$154,134	$153,338

Operating Income (Loss) from Continuing Operations
Architectural	$(1,889)	$(7,053)
Large-Scale Optical	5,268	4,632
Corporate and other	(1,061)	(1,007)

Operating income (loss)	$2,318	$(3,428)

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2012. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2012.

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

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended March 3, 2012 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three-month periods of the current and prior fiscal year.

	Three months ended
(Percent of net sales)	June 2, 2012	May 28, 2011
Net sales	100.0%	100.0%
Cost of sales	79.8	84.6

Gross profit	20.2	15.4
Selling, general and administrative expenses	18.7	17.6

Operating income (loss)	1.5	(2.2)
Interest income	0.2	0.1
Interest expense	0.2	0.2
Other income, net	—	—

Earnings (loss) before income taxes	1.5	(2.3)
Income tax expense (benefit)	0.5	(0.9)

Net earnings (loss)	1.0%	(1.4)%

Effective tax rate for continuing operations	28.4%	37.0%

Highlights of First-Quarter Fiscal 2013 Compared to First-Quarter Fiscal 2012

•

Consolidated net sales increased $0.8 million, or 0.5 percent, for the first quarter ended June 2, 2012, compared to the prior-year period. The increase over the prior year was due to growth in the installation and storefront businesses and a better mix of value-added glass and acrylic in the LSO segment. These improvements were offset by the anticipated first-quarter gap in architectural glass project timing.

•

Gross profit as a percent of sales for the quarter ended June 2, 2012 increased to 20.2 percent from 15.4 percent in the prior-year period, an increase of 4.8 percentage points. The increase in gross margins for the quarter was largely due to higher architectural glass pricing, the margin impact from volume growth in the storefront business, and the impact of an improved mix of higher value-added picture framing glass and acrylic in the LSO segment, partially offset by lower project margins in our installation business.

•

Selling, general and administrative expenses for the first quarter increased by $1.6 million, and increased as a percent of net sales to 18.7 percent from 17.6 percent in the prior-year period. The increase, both in dollars and as a percent of sales, was driven by increased expense for incentive and long-term executive compensation programs as Company operating performance has increased, as well as by increased promotional costs in our LSO segment as we invest in new markets.

•

Income tax expense for the first quarter of fiscal 2013 included a benefit of approximately $0.3 million due to releasing reserves upon entering into a settlement agreement with the IRS with respect to certain issues for fiscal years 2009 through 2011.

Segment Analysis

The following table presents sales and operating income data for our two segments and on a consolidated basis for the three-month period ended June 2, 2012, when compared to the corresponding period a year ago.

	Three months ended
(In thousands)	June 2, 2012	May 28, 2011	% Change
Net Sales from Continuing Operations
Architectural	$134,877	$135,287	(0.3)%
Large-Scale Optical	19,258	18,052	6.7
Intersegment eliminations	(1)	(1)	0.0

Net sales	$154,134	$153,338	0.5%

Operating Income (Loss) from Continuing Operations
Architectural	$(1,889)	$(7,053)	73.2%
Large-Scale Optical	5,268	4,632	13.7
Corporate and other	(1,061)	(1,007)	(5.4)

Operating income (loss)	$2,318	$(3,428)	NM

NM = not meaningful

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•

First-quarter net sales of $134.9 million were flat to prior year net sales of $135.3 million. Growth in the installation and storefront businesses from expanding our domestic geographic footprint was offset by the anticipated first-quarter gap in architectural glass project timing.

•

The segment reported an operating loss of $1.9 million in the current quarter, compared to a loss of $7.1 million in the prior-year quarter. The improvement in the quarter was due to improved architectural glass pricing and the impact of the volume growth in our storefront business, partially offset by lower margin work in the installation business that we anticipated.

•

Architectural backlog at June 2, 2012, increased to $267.3 million, up approximately 13 percent over both the prior-year period and the fourth quarter of fiscal 2012. We expect approximately $188 million of the June 2, 2012 backlog to flow during the remainder of fiscal 2013.

Large-Scale Optical Technologies (LSO)

•	First quarter net sales were $19.3 million, up 6.7 percent over prior year net sales of $18.1 million. The increase was due to a better mix of value-added picture framing products across all markets.

•

Operating income of $5.3 million in the quarter was up 13.7 percent over the prior-year period and operating margins for the quarter improved 1.7 percentage points to 27.4 percent, compared to 25.7. The strong mix of value-added picture framing products resulted in the increase in operating income and margins for the quarter.

Consolidated Backlog

•	At June 2, 2012, our consolidated backlog was $269.1 million, up approximately 13 percent over both the prior-year period and year-end fiscal 2012.

•	The backlog of the Architectural segment represented more than 99 percent of consolidated backlog.

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

Liquidity and Capital Resources

	Three months ended
(Cash effect, in thousands)	June 2, 2012	May 28, 2011
Operating Activities
Net cash used in continuing operating activities	$(7,623)	$(20,536)
Investing Activities
Capital expenditures	(9,509)	(1,614)
Proceeds from sales of property, plant and equipment	14	10,306
Change in restricted investments, net	(8,260)	619
Net (purchases) sales of marketable securities	(11,125)	2,613
Financing Activities
Proceeds from issuance of debt	10,000	—
Dividends paid	(2,643)	—

Operating activities. Cash used by operating activities of continuing operations was $7.6 million for the first three months of fiscal 2013, compared to $20.5 million in the prior-year period. Fiscal 2013 operating cash flows were positively impacted by the income reported for the year as compared to the prior-year loss. Both periods were negatively impacted by seasonally high cash outflow in the first quarter as a result of payments made to fund annual incentive compensation, annual insurance premiums and tax payments. Additionally, in the current-year period, we were able to pre-bill more of our installation projects compared to delayed billing in the prior-year period.

Non-cash working capital (current assets, excluding cash and short-term marketable securities available for sale and short-term restricted investments, less current liabilities) was $61.2 million at June 2, 2012, or 9.2 percent of last 12-month sales, our key metric for measuring working capital efficiency. This compares to $44.4 million at March 3, 2012 or 6.7 percent of fiscal 2012 sales and 10.7 percent at May 28, 2011. The dollar change from year-end was due to working capital outflows for current quarter as described above and added working capital for future growth. As indicated in our Form 10-K for the year ended March 3, 2012, we expect non-cash working capital to increase during fiscal 2013 as we anticipate that our Architectural businesses will require more working capital to support increasing business activities.

Investing Activities. Through the first three months of fiscal 2013, investing activities used $29.8 million of cash, compared to cash provided of $10.5 million in the same period last year. The current year included new capital investments of $9.5 million for growth and productivity improvements as well as new product introductions and maintenance capital. The net position of our investments for the three-month period resulted in $11.1 million in net purchases. Net purchases of $8.3 million for restricted investments in the quarter were related to the funds received as a result of the industrial development bonds that were made available for current and future investment in our storefront and entrance business in Michigan.

Fiscal 2012 investing activities included $10.3 million in proceeds from the sale and leaseback of equipment. The net position of our investments for the three-month period resulted in $2.6 million in net sale proceeds, as we sold investments to fund operating activities. New capital investments through the first three months of fiscal 2012 totaled $1.6 million, primarily for safety and maintenance projects. In the first quarter of fiscal 2012, we invested in corporate-owned life insurance policies of $1.4 million with the intention of utilizing them as a long-term funding source for our deferred compensation plan.

We expect fiscal 2013 capital expenditures to be approximately $25 million for investments to improve productivity, increase capacity and introduce new products, as well as for maintenance requirements.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings at June 2, 2012, were $31.0 million compared to $21.0 million as of March 3, 2012 and $22.3 million at May 28, 2011. Long-term debt consists of $12.0 million of recovery zone facility bonds, $18.4 million of industrial development bonds and other debt held by GlassecViracon. The industrial development and recovery zone facility bonds mature in fiscal years 2021 through 2043 and the other debt matures in fiscal years 2013 through 2021. Our debt-to-total-capital ratio was 8.8 percent at June 2, 2012 and 6.1 percent at March 3, 2012.

We maintain an $80.0 million revolving credit facility, which expires in January 2014. No borrowings were outstanding as of June 2, 2012 or March 3, 2012. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at June 2, 2012 was $275.7 million, whereas our net worth as defined in the credit facility was $320.9 million. The credit facility also requires that we maintain an adjusted debt-to-EBITDA ratio of not more than 2.75. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the debt-to-EBITDA ratio, we reduce non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. Our ratio was 0.16 at June 2, 2012. If we are not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At June 2, 2012, we were in compliance with the financial covenants of the credit facility.

We paid dividends of $2.6 million in the first quarter of fiscal 2013. In the first quarter of fiscal 2012, we did not pay any dividends; although declared, no payments were made in the quarter due to timing of those payments.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. There were no share repurchases during the first three months of fiscal 2013 or 2012. We have purchased a total of 2,279,123 shares, at a total cost of $29.7 million, since the inception of this program. We have remaining authority to repurchase 970,877 shares under this program, which has no expiration date.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of June 2, 2012:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2013 Remaining	2014	2015	2016	2017	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$18,400	$18,400
Recovery zone facility bonds	—	—	—	—	—	12,000	12,000
Other debt obligations	83	64	64	64	64	256	595
Operating leases (undiscounted)	5,098	6,044	5,230	5,111	3,301	3,693	28,477
Purchase obligations	50,573	75	—	—	—	—	50,648

Total cash obligations	$55,754	$6,183	$5,294	$5,175	$3,365	$34,349	$110,120

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

We have purchase obligations for raw material commitments and capital expenditures. As of June 2, 2012, these obligations totaled $50.6 million.

We expect to make contributions of $0.9 million to our defined-benefit pension plans in fiscal 2013, which will equal or exceed our minimum funding requirements.

As of June 2, 2012, we had $8.6 million and $2.0 million of unrecognized tax benefits and environmental liabilities, respectively. We are unable to reasonably estimate in which future periods these amounts will ultimately be settled.

At June 2, 2012, we had ongoing letters of credit related to construction contracts and certain industrial development and recovery zone facility bonds. The Company’s $18.4 million of industrial revenue bonds are supported by $18.9 million of letters of credit that reduce availability of funds under our $80.0 million credit facility. The $12.0 million of recovery zone facility bonds are supported by $12.3 million of letters of credit. The letters of credit by expiration period were as follows at June 2, 2012:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2013 Remaining	2014	2015	2016	2017	Thereafter	Total
Standby letters of credit	$8,653	$24,603	$—	$—	$—	$2,500	$35,756

In addition to the above standby letters of credit, which were predominantly issued for our industrial development and recovery zone facility bonds, we are required, in the ordinary course of business, to provide a surety or performance bond that commits payments to our customers for any non-performance by us. At June 2, 2012, $101.1 million of our backlog was bonded by performance bonds with a face value of $340.7 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to pay on these performance-based bonds with respect to any of our current portfolio of businesses.

We self-insure our third-party product liability coverages. As a result, a material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2013, we believe that current cash on hand and available capacity under our committed revolving credit facility, as well as the expected cash to be generated from future operating activities will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments. We have total cash and short-term marketable securities available for sale of $43.9 million, and $67.7 million available under our credit facility at June 2, 2012. We believe that this will provide us with the financial strength to work through the ongoing weak market conditions and to continue our growth strategy through the recovery.

Outlook

The following statements are based on our current expectations for full-year fiscal 2013 results. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to grow by mid-single digits over fiscal 2012.

•	We anticipate earnings per share of $0.48 to $0.58.

•	Capital expenditures are projected to be approximately $25 million.

Related Party Transactions

No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012.

Critical Accounting Policies

No material changes have occurred in the disclosure of our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred to the disclosures of quantitative and qualitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012.

Item 4: Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 2, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
March 4, 2012 through March 31, 2012	—	$—	—	970,877
April 1, 2012 through April 28, 2012	71,089	13.67	—	970,877
April 29, 2012 through June 2, 2012	1,080	15.05	—	970,877
Total	72,169	$14.02	—	970,877

(a)	The shares in this column represent shares that were surrendered to us by plan participants to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.
(b)	In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock, which was announced on April 10, 2003. In January 2008, the Board of Directors increased the authorization by 750,000 shares, which was announced on January 24, 2008. In October 2008, the Board of Directors increased the authorization by 1,000,000 shares, which was announced on October 8, 2008. The Company’s repurchase program does not have an expiration date.

Item 6. Exhibits

10.1	Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 27, 2012.

10.2	Form of Bonus Pool Award Agreement under the Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 2, 2012.

10.3	Form of Performance Award Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 2, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 2, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 2, 2012 and March 3, 2012, (ii) the Consolidated Results of Operations for the three months ended June 2, 2012 and May 28, 2011, (iii) the Consolidated Statements of Comprehensive Earnings for the three months ended June 2, 2012 and May 28, 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended June 2, 2012 and May 28, 2011, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: July 12, 2012	By:	/s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: July 12, 2012	By:	/s/ James S. Porter
James S. Porter Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended June 2, 2012

10.1	Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 27, 2012.

10.2	Form of Bonus Pool Award Agreement under the Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 2, 2012.

10.3	Form of Performance Award Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 2, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 2, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 2, 2012 and March 3, 2012, (ii) the Consolidated Results of Operations for the three months ended June 2, 2012 and May 28, 2011, (iii) the Consolidated Statements of Comprehensive Earnings for the three months ended June 2, 2012 and May 28, 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended June 2, 2012 and May 28, 2011, and (v) Notes to Consolidated Financial Statements.