Form 10-Q
period 2012-09-01
APOGEE ENTERPRISES, INC.
filed 2012-10-11
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 1, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 0-6365
_________________________________
APOGEE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
 _________________________________

Minnesota	41-0919654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 West 78th Street – Suite 520, Minneapolis, MN	55435
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (952) 835-1874
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
_________________________________
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
As of September 28, 2012, 28,384,132 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except per share data)	September 1, 2012	March 3, 2012
Assets
Current assets
Cash and cash equivalents	$29,553	$54,027
Short-term marketable securities available for sale	25,091	11,664
Restricted short-term investments	13,615	13,603
Receivables, net of allowance for doubtful accounts	117,688	108,424
Inventories	39,409	34,045
Refundable income taxes	1,387	—
Deferred tax assets	3,680	4,294
Other current assets	3,221	3,382
Total current assets	233,644	229,439
Property, plant and equipment, net	162,898	159,547
Marketable securities available for sale	9,399	7,936
Restricted investments	17,458	9,533
Goodwill	61,393	61,617
Intangible assets	14,552	16,092
Other assets	8,131	8,940
Total assets	$507,475	$493,104
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$40,133	$34,025
Accrued payroll and related benefits	17,611	23,699
Accrued self-insurance reserves	4,794	4,668
Other accrued expenses	16,491	19,017
Current liabilities of discontinued operations	352	799
Billings in excess of costs and earnings on uncompleted contracts	28,516	22,550
Current portion long-term debt	50	108
Accrued income taxes	—	905
Total current liabilities	107,947	105,771
Long-term debt	30,849	20,916
Unrecognized tax benefits	8,749	8,918
Long-term self-insurance reserves	7,933	9,605
Deferred tax liabilities	2,486	2,247
Other long-term liabilities	25,868	23,929
Liabilities of discontinued operations	504	520
Commitments and contingent liabilities (Note 13)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,345,247 and 28,062,049, respectively	9,448	9,354
Additional paid-in capital	115,668	113,046
Retained earnings	204,300	203,558
Common stock held in trust	(760)	(745)
Deferred compensation obligations	760	745
Accumulated other comprehensive loss	(6,277)	(4,760)
Total shareholders’ equity	323,139	321,198
Total liabilities and shareholders’ equity	$507,475	$493,104

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Net sales	$175,940	$165,557	$330,074	$318,895
Cost of sales	139,803	139,605	262,862	269,257
Gross profit	36,137	25,952	67,212	49,638
Selling, general and administrative expenses	28,584	28,629	57,342	55,743
Operating income (loss)	7,553	(2,677)	9,870	(6,105)
Interest income	43	277	315	554
Interest expense	251	300	614	609
Other income, net	155	91	173	94
Earnings (loss) from continuing operations before income taxes	7,500	(2,609)	9,744	(6,066)
Income tax expense (benefit)	2,681	(932)	3,319	(2,212)
Earnings (loss) from continuing operations	4,819	(1,677)	6,425	(3,854)
Earnings from discontinued operations, net of income taxes	238	—	238	—
Net earnings (loss)	$5,057	$(1,677)	$6,663	$(3,854)
Earnings per share – basic
Earnings (loss) from continuing operations	$0.17	$(0.06)	$0.23	$(0.14)
Earnings from discontinued operations	0.01	—	0.01	—
Net earnings (loss)	$0.18	$(0.06)	$0.24	$(0.14)
Earnings per share – diluted
Earnings (loss) from continuing operations	$0.17	$(0.06)	$0.23	$(0.14)
Earnings from discontinued operations	0.01	—	0.01	—
Net earnings (loss)	$0.18	$(0.06)	$0.24	$(0.14)
Weighted average basic shares outstanding	27,922	27,796	27,855	27,829
Weighted average diluted shares outstanding	28,436	27,796	28,330	27,829
Cash dividends declared per common share	$0.0900	$0.0815	$0.1800	$0.1630

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Net earnings (loss)	$5,057	$(1,677)	$6,663	$(3,854)
Other comprehensive (loss) earnings:
Unrealized (loss) gain on marketable securities, net of $(7), $(53), $5 and $(4) tax (benefit) expense, respectively	(13)	(101)	11	(8)
Foreign currency translation adjustments	(2,025)	851	(1,528)	1,343
Other comprehensive (loss) earnings	(2,038)	750	(1,517)	1,335
Total comprehensive earnings (loss)	$3,019	$(927)	$5,146	$(2,519)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(In thousands)	September 1, 2012	August 27, 2011
Operating Activities
Net earnings (loss)	$6,663	$(3,854)
Adjustments to reconcile net earnings to net cash used in operating activities:
Net earnings from discontinued operations	(238)	—
Depreciation and amortization	13,113	13,876
Stock-based compensation	2,318	2,012
Deferred income taxes	834	1,190
Excess tax benefits from stock-based compensation	(190)	—
Gain on disposal of assets	(580)	(492)
Other, net	336	98
Changes in operating assets and liabilities:
Receivables	(9,616)	(10,198)
Inventories	(5,527)	(7,326)
Accounts payable and accrued expenses	(386)	(2,059)
Billings in excess of costs and earnings on uncompleted contracts	5,966	(5,315)
Refundable and accrued income taxes	(2,307)	(2,991)
Other, net	144	342
Net cash provided by (used in) continuing operating activities	10,530	(14,717)
Investing Activities
Capital expenditures	(15,679)	(3,577)
Proceeds from sales of property, plant and equipment	18	10,313
Acquisition of intangibles	—	(58)
Purchases of restricted investments	(10,000)	(12,329)
Sales/maturities of restricted investments	2,080	23,190
Purchases of marketable securities	(28,986)	(9,462)
Sales/maturities of marketable securities	14,393	18,284
Investments in corporate-owned life insurance policies	(900)	(1,435)
Net cash (used in) provided by investing activities	(39,074)	24,926
Financing Activities
Proceeds from issuance of debt	10,000	—
Payments on debt	(86)	(1,250)
Payments on debt issue costs	(194)	(66)
Shares withheld for taxes, net of stock issued to employees	(554)	(752)
Excess tax benefits from stock-based compensation	190	—
Dividends paid	(5,193)	(4,579)
Net cash provided by (used in) financing activities	4,163	(6,647)
Cash Flows of Discontinued Operations
Net cash used in operating activities	(97)	(3,263)
Net cash used in discontinued operations	(97)	(3,263)
(Decrease) increase in cash and cash equivalents	(24,478)	299
Effect of exchange rates on cash	4	10
Cash and cash equivalents at beginning of year	54,027	24,302
Cash and cash equivalents at end of period	$29,553	$24,611
Noncash Activity
Capital expenditures in accounts payable	$803	$340

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 3, 2012. The results of operations for the six-month period ended September 1, 2012 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 1, 2012 and March 3, 2012, and the results of operations and comprehensive earnings for the three and six-month periods ended September 1, 2012 and August 27, 2011 and cash flows for the six-month periods ended September 1, 2012 and August 27, 2011.

The Company’s fiscal year ends on the Saturday closest to the last day of February. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

The results of GlassecViracon are reported on a two-month lag. There were no significant intervening events which would have materially affected our consolidated financial statements had they been recorded during the six months ended September 1, 2012.

In connection with preparing the unaudited consolidated financial statements for the six months ended September 1, 2012, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the consolidated financial statements.

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

No other new accounting pronouncements issued or effective during the first six months of fiscal 2013 have had or are expected to have a material impact on the consolidated financial statements.

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

The 2002 Omnibus Stock Incentive Plan was terminated in June 2009 and the 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under either of these plans, although exercises of SARs and options, and vesting of nonvested share awards, previously granted thereunder will still occur in accordance with the terms of the various grants.

Total stock-based compensation expense under all Plans included in the results of operations for the six months ended September 1, 2012 and August 27, 2011, was $2.3 million and $2.0 million, respectively.

Stock Options and SARs
There were no options or SARs issued in the first six months of fiscal 2013; in the first six months of of fiscal 2012, 450,512 stock options were issued with a weighted average fair value per option at the date of grant of $2.89. The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants through the first six months of fiscal 2012.

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

The following table summarizes the award transactions for the six months ended September 1, 2012:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 3, 2012	1,815,293	$15.71
Awards exercised	(39,623)	12.05
Awards canceled	(71,498)	21.43
Outstanding at September 1, 2012	1,704,172	$15.56	5.1 Years	$4,596,421
Vested or expected to vest at September 1, 2012	1,704,172	$15.56	5.1 Years	$4,596,421
Exercisable at September 1, 2012	1,403,831	$17.10	4.3 Years	$2,355,877

At September 1, 2012, there was $0.9 million of total unrecognized compensation cost related to stock option awards, which is expected to be recognized over a weighted average period of approximately 24 months. Cash proceeds from the exercise of stock options were $0.5 million and $0.2 million for the six months ended September 1, 2012 and August 27, 2011, respectively. The aggregate intrinsic value of securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised was $0.1 million during the six months ended September 1, 2012 and was minimal during the six months ended August 27, 2011.

Nonvested Shares and Share Units
The Company's executive compensation program provides key employees selected by the Compensation Committee of the Board of Directors with long-term incentives using nonvested shares and nonvested share units. During fiscal 2013, nonvested shares were issued based on performance against objectives and generally vest over three years. From fiscal 2010 through fiscal 2012, nonvested share units were issued at the beginning of each fiscal year, which give the recipient the right to receive shares earned at the vesting date. The number of nonvested share units issued at grant was equal to the target number of nonvested share units and allows for the right to receive an additional number of, or fewer, shares based on meeting pre-determined Company three-year performance goals.

The following table summarizes the nonvested share award transactions, including nonvested share units, for the six months ended September 1, 2012:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at March 3, 2012	981,813	$12.64
Granted	221,385	14.71
Vested	(295,429)	12.85
Canceled(1)	(61,703)	13.43
Nonvested at September 1, 2012(2)	846,066	$13.05

(1)
Includes 61,403 nonvested share units canceled under the fiscal 2010-2012 performance period because Apogee performed below target level for that performance period. Nonvested share units of 160,196 (at target) were previously granted in fiscal 2010 for this performance period.

(2)	Includes a total of 292,118 nonvested share units granted and outstanding at target level for fiscal 2011-2013 and 2012-2014.

At September 1, 2012, there was $6.9 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 25 months. The total fair value of shares vested during the six months of fiscal 2013 was $4.3 million.

In fiscal 2013, the executive compensation program was changed to issue cash-based performance awards in lieu of nonvested share unit awards; the cash-based awards are based on a two-year performance period and will be paid in two annual installments after completion of the performance period. Vesting of outstanding nonvested share unit awards will continue through fiscal 2015. The liability for the cash-based performance awards is included in other long-term liabilities in the consolidated balance sheet.

4.	Earnings per Share
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
(In thousands)	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Basic earnings per share – weighted common shares outstanding	27,922	27,796	27,855	27,829
Weighted average effect of nonvested share grants and assumed exercise of stock options	514	—	475	—
Diluted earnings per share – weighted common shares and potential common shares outstanding	28,436	27,796	28,330	27,829
Earnings (loss) per share – basic	$0.18	$(0.06)	$0.24	$(0.14)
Earnings (loss) per share – diluted	0.18	(0.06)	0.24	(0.14)
Stock options excluded from the calculation of earnings per share because the exercise price was greater than the average market price of the common shares	624	1,349	915	1,248

Due to the net loss in fiscal 2012, there was no dilutive impact from unvested shares in the three and six-month periods ended August 27, 2011.

5.	Inventories

(In thousands)	September 1, 2012	March 3, 2012
Raw materials	$15,258	$12,772
Work-in-process	9,526	7,956
Finished goods	12,058	10,386
Costs and earnings in excess of billings on uncompleted contracts	2,567	2,931
Total inventories	$39,409	$34,045

6.	Marketable Securities
At September 1, 2012, the Company has investments in municipal bonds of $34.5 million; $25.1 million is current and $9.4 million is non-current. The Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd. (Prism), holds $9.6 million of the municipal bonds. Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available-for-sale,” are carried at fair value and are reported as short-term marketable securities available for sale or marketable securities available for sale in the consolidated balance sheet.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at September 1, 2012 and March 3, 2012, are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 1, 2012
Municipal bonds	$34,545	$193	$(248)	$34,490
Total investments	$34,545	$193	$(248)	$34,490
March 3, 2012
Municipal bonds	$19,670	$188	$(258)	$19,600
Total investments	$19,670	$188	$(258)	$19,600

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The following table presents the length of time that available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of September 1, 2012:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$11,279	$(8)	$1,010	$(240)	$12,289	$(248)
Total investments	$11,279	$(8)	$1,010	$(240)	$12,289	$(248)

The amortized cost and estimated fair values of investments at September 1, 2012, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$25,090	$25,091
Due after one year through five years	4,423	4,502
Due after five years through 10 years	2,611	2,684
Due after 10 years through 15 years	2,137	1,904
Due beyond 15 years	284	309
Total	$34,545	$34,490

The Company recognized gross realized gains of $0.1 million and $0.4 million during the six-month periods of fiscal 2013 and 2012, respectively, which are included in other income, net in the accompanying consolidated results of operations. Gross realized losses were not material during either of those periods.

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

Financial assets measured at fair value as of September 1, 2012 and March 3, 2012, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
September 1, 2012
Cash equivalents
Money market funds	$16,100	$—	$—	$16,100
Total cash equivalents	16,100	—	—	16,100
Short-term marketable securities available for sale
Municipal bonds	$—	$25,091	$—	$25,091
Total short-term marketable securities available for sale	—	25,091	—	25,091
Marketable securities available for sale
Municipal bonds	$—	$9,399	$—	$9,399
Total marketable securities available for sale	—	9,399	—	9,399
Restricted investments
Money market funds	$31,073	$—	$—	$31,073
Total restricted investments	31,073	—	—	31,073
Mutual fund investments
Mutual funds	$657	$—	$—	$657
Total mutual fund investments	657	—	—	657
Total assets at fair value	$47,830	$34,490	$—	$82,320
March 3, 2012
Cash equivalents
Money market funds	$46,141	$—	$—	$46,141
Total cash equivalents	46,141	—	—	46,141
Short-term marketable securities available for sale
Municipal bonds	$—	$11,664	$—	$11,664
Total short-term marketable securities available for sale	—	11,664	—	11,664
Marketable securities available for sale
Municipal bonds	$—	$7,936	$—	$7,936
Total marketable securities available for sale	—	7,936	—	7,936
Restricted investments
Money market funds	$23,136	$—	$—	$23,136
Total restricted investments	23,136	—	—	23,136
Mutual fund investments
Mutual funds	$1,150	$—	$—	$1,150
Total mutual fund investments	1,150	—	—	1,150
Total assets at fair value	$70,427	$19,600	$—	$90,027

Cash equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are held at fair value based on quoted market prices, which approximates stated cost.

Short-term marketable securities available for sale
The Company has short-term marketable securities available for sale of $25.1 million as of September 1, 2012, consisting of municipal bonds. The Company classifies these short-term marketable securities as “available-for-sale,” and they are carried at fair market value based on market prices from recent trades of similar securities.

Marketable securities available for sale
The Company has $9.4 million of marketable securities available for sale, consisting of municipal bonds. All of the Company’s fixed maturity investments are classified as “available-for-sale,” are carried at fair value and are reported as marketable securities available for sale in the consolidated balance sheet. These investments are held at fair value based on prices from recent trades of similar securities.

Restricted investments
The Company has $13.6 million of current restricted investments consisting of money market funds that were required to be made available to cover our exposure for letters of credit outside of our revolving credit facility and credit-card programs. The Company has $17.5 million of long-term restricted investments consisting of money market funds, which are short-term in nature but are restricted for future investment in the Company’s architectural glass fabrication facility in Utah, and storefront and entrance business in Michigan, and are, therefore, classified as long term. The restricted investments are held at fair value based on quoted market prices, which approximate stated cost.

Mutual fund investments
The Company has $0.7 million of mutual fund investments as a long-term funding source for the deferred compensation plan. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

8.	Goodwill and Other Identifiable Intangible Assets
The carrying amount of goodwill attributable to each business segment as of the six months ended September 1, 2012 is detailed below.

(In thousands)	Architectural	Large-Scale Optical	Total
Balance at February 26, 2011	$51,447	$10,557	$62,004
Foreign currency translation	(387)	—	(387)
Balance at March 3, 2012	51,060	10,557	61,617
Foreign currency translation	(224)	—	(224)
Balance at September 1, 2012	$50,836	$10,557	$61,393

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	September 1, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$3,117	$(2,080)	$—	$1,037
Non-compete agreements	6,809	(5,801)	(31)	977
Customer relationships	15,628	(8,943)	(216)	6,469
Purchased intellectual property	8,210	(1,980)	(161)	6,069
Total	$33,764	$(18,804)	$(408)	$14,552

	March 3, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$2,923	$(1,897)	$—	$1,026
Non-compete agreements	6,889	(5,488)	(64)	1,337
Customer relationships	16,069	(8,376)	(396)	7,297
Purchased intellectual property	8,517	(1,794)	(291)	6,432
Total	$34,398	$(17,555)	$(751)	$16,092

Amortization expense on these identifiable intangible assets was $1.3 million and $1.5 million for the six months ended September 1, 2012 and August 27, 2011, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At September 1, 2012, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2013 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017
Estimated amortization expense	$1,365	$1,986	$1,487	$1,161	$992

9.	Debt
The Company maintains an $80.0 million revolving credit facility, which expires in January 2014. No borrowings were outstanding as of September 1, 2012 or March 3, 2012. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at September 1, 2012 was $279.5 million, whereas the Company’s net worth as defined in the credit facility was $323.1 million. The credit facility also requires that the Company maintain an adjusted debt-to-EBITDA ratio of not more than 2.75. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, the Company reduces non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. The Company’s ratio was 0.12 at September 1, 2012. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At September 1, 2012, the Company was in compliance with the financial covenants of the credit facility.

During the first quarter of fiscal 2013, $10.0 million of industrial development bonds were issued and made available for current and future investment in the Company’s storefront and entrance business in Michigan. The interest rate on the bonds resets weekly and is equal to the market rate of interest earned for similar revenue bonds or other tax-free securities. The bonds will mature in April 2042. The proceeds are reported as restricted investments in the consolidated balance sheet until disbursed. $2.0 million of proceeds were disbursed during the first six months of fiscal 2013.

Debt at September 1, 2012, consists of $12.0 million of recovery zone facility bonds, $18.4 million of industrial development bonds and other debt held by GlassecViracon. The industrial development and recovery zone facility bonds mature in fiscal years 2021 through 2043, and the other debt matures in fiscal years 2013 through 2021. The fair value of the industrial development and recovery zone facility bonds approximates carrying value at September 1, 2012 due to the variable interest rates on these instruments. The bonds are classified as level 2 within the fair value hierarchy.

Interest payments were $0.3 million and $0.5 million for the six-months ended September 1, 2012 and August 27, 2011, respectively, and primarily relate to fees associated with our revolving credit facility.

10.	Employee Benefit Plans

Pension Plans
The Company sponsors an unfunded Officers’ Supplemental Executive Retirement Plan (SERP) for the benefit of certain executives and a defined-benefit pension plan, the Tubelite, Inc. Hourly Employees’ Pension Plan (Tubelite plan). Components of net periodic benefit cost for the plans for the three and six-month periods ended September 1, 2012 and August 27, 2011, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Interest cost	$142	$164	$284	$328
Expected return on assets	(44)	(54)	(88)	(108)
Amortization of unrecognized net loss	53	30	106	60
Net periodic benefit cost	$151	$140	$302	$280

Deferred Compensation Plan
The Company maintains a deferred compensation plan that allows participants to defer compensation and save for retirement and other short-term needs. The deferred compensation liability was $2.7 million at September 1, 2012 and is included in other long-term liabilities in the consolidated balance sheet. The Company has investments in corporate-owned life insurance policies (COLI) of $2.4 million and mutual funds of $0.7 million with the intention of utilizing them as a long-term funding source for the deferred compensation plan. The COLI assets are recorded at their net cash surrender values and are included in other non-current assets in the consolidated balance sheet. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

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

The total liability for unrecognized tax benefits at September 1, 2012 and March 3, 2012, was approximately $8.7 million and $8.9 million, respectively. The decrease in the unrecognized tax benefits was due to releasing reserves upon entering into a settlement agreement with the IRS with respect to certain issues for fiscal years 2009 through 2011. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. As a result of the federal statute for fiscal 2009 being extended during the first quarter of fiscal 2013, no federal or state statutes are expected to lapse within the next year, and the total liability for unrecognized tax benefits is not expected to change materially during the next 12 months.

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

During the second quarter of fiscal 2013, a reduction in reserves related to the expiration of warranty periods resulted in non-cash, pre-tax income from discontinued operations of $0.4 million.

(In thousands)	September 1, 2012	March 3, 2012
Summary Balance Sheets of Discontinued Businesses
Accounts payable and accrued liabilities	$352	$799
Long-term liabilities	504	520

13.	Commitments and Contingent Liabilities

Operating lease commitments. As of September 1, 2012, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Thereafter	Total
Total minimum payments	$3,448	$6,183	$5,358	$5,247	$3,471	$4,144	$27,851

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to provide a surety or performance bond that commits payments to its customers for any non-performance by the Company. At September 1, 2012, $114.3 million of the Company’s backlog was bonded by performance bonds with a face value of $369.9 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to pay on these performance-based bonds with respect to any of the current portfolio of businesses.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends and for specific sales credits as they become known and estimable. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

	Six Months Ended
(In thousands)	September 1, 2012	August 27, 2011
Balance at beginning of period	$7,210	$9,887
Additional accruals	1,803	1,975
Claims paid	(1,402)	(3,544)
Balance at end of period	$7,611	$8,318

Letters of credit. At September 1, 2012, the Company had ongoing letters of credit related to its construction contracts and certain industrial development and recovery zone facility bonds. The total value of letters of credit under which the Company was obligated as of September 1, 2012, was approximately $35.8 million. The Company’s total availability under its $80.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of September 1, 2012, letters of credit in the amount of $23.4 million had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of September 1, 2012, these obligations totaled $46.9 million.

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
The following table presents sales and operating income data for the Company’s two segments, and on a consolidated basis, for the three and six months ended September 1, 2012, as compared to the corresponding period a year ago.

	Three Months Ended		Six Months Ended
(In thousands)	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Net Sales from Continuing Operations
Architectural	$156,368	$149,142	$291,245	$284,429
Large-Scale Optical	19,571	16,415	38,829	34,466
Intersegment eliminations	1	—	—	—
Net sales	$175,940	$165,557	$330,074	$318,895
Operating Income (Loss) from Continuing Operations
Architectural	$3,030	$(5,123)	$1,140	$(12,176)
Large-Scale Optical	5,196	3,516	10,464	8,148
Corporate and other	(673)	(1,070)	(1,734)	(2,077)
Operating income (loss)	$7,553	$(2,677)	$9,870	$(6,105)

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

Sales and Earnings
The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three and six-month periods of the current and prior fiscal year.

	Three Months Ended		Six Months Ended
(Percent of net sales)	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.5	84.3	79.6	84.4
Gross profit	20.5	15.7	20.4	15.6
Selling, general and administrative expenses	16.2	17.3	17.4	17.5
Operating income (loss)	4.3	(1.6)	3.0	(1.9)
Interest income	—	0.2	0.1	0.2
Interest expense	0.1	0.2	0.2	0.2
Other income, net	0.1	—	0.1	—
Earnings (loss) from continuing operations before income taxes	4.3	(1.6)	3.0	(1.9)
Income tax expense (benefit)	1.6	(0.6)	1.1	(0.7)
Earnings (loss) from continuing operations	2.7%	(1.0)%	1.9%	(1.2)%
Earnings from discontinued operations, net of income taxes	0.2%	—%	0.1%	—%
Net earnings (loss)	2.9%	(1.0)%	2.0%	(1.2)%
Effective tax rate for continuing operations	35.7%	35.7%	34.1%	36.5%

Highlights of Second Quarter and First Six Months of Fiscal 2013 Compared to Second Quarter and First Six Months of Fiscal 2012

•
Consolidated net sales increased $10.4 million, or 6.3 percent, for the second quarter ended September 1, 2012, compared to the prior-year period and increased $11.2 million, or 3.5 percent, for the six-month period. The increase in both the quarter and year-to-date periods was primarily from share gains and geographic expansion in the installation and storefront businesses and a better mix of higher value-added glass and acrylic in the LSO segment. These improvements were partially offset by volume declines in the architectural glass business.

•
Gross profit as a percent of sales for the quarter ended September 1, 2012 increased to 20.5 percent from 15.7 percent in the prior-year period, an increase of 4.8 percentage points. For the six-month period, gross profit as a percent of sales was 20.4 percent, an improvement of 4.8 percentage points over the prior-year period. The increased gross margins were largely due to higher architectural glass pricing, the margin impact from volume growth in the storefront and installation businesses, and the impact of an improved mix of higher value-added picture framing glass and acrylic in the LSO segment. All of our businesses also experienced good operational performance, positively impacting margins.

•
Selling, general and administrative expenses for the second quarter were flat to the prior year and decreased as a percent of net sales to 16.2 percent from 17.3 percent in the prior-year period. For the six-month period, selling, general and administrative expenses were up $1.6 million and were 17.4 percent of net sales, down from 17.5 percent of net sales in the prior-year period.The increase in spending for the six-month period was due to increased expense for incentive and long-term executive compensation programs as Company operating performance has improved; as well as increased sales and marketing and research and development costs, as we invest in new products, markets and geographies. These items were partially offset by a decrease in expenses related to CEO transition costs of $1.8 million that were incurred in the prior year.

•	Earnings from discontinued operations was the result of a reduction in reserves related to the expiration of warranty periods.

Segment Analysis
The following table presents sales and operating income data for our two segments and on a consolidated basis for the three and six-month period ended September 1, 2012, when compared to the corresponding period a year ago.

	Three months ended			Six months ended
(In thousands)	Sept. 1, 2012	Aug. 27, 2011	% Change	Sept. 1, 2012	Aug. 27, 2011	% Change
Net Sales from Continuing Operations
Architectural	$156,368	$149,142	4.8%	$291,245	$284,429	2.4%
Large-Scale Optical	19,571	16,415	19.2	38,829	34,466	12.7
Intersegment eliminations	1	—	NM	—	—	NM
Net sales	$175,940	$165,557	6.3%	$330,074	$318,895	3.5%
Operating Income (Loss) from Continuing Operations
Architectural	$3,030	$(5,123)	NM	$1,140	$(12,176)	NM
Large-Scale Optical	5,196	3,516	47.8	10,464	8,148	28.4
Corporate and other	(673)	(1,070)	37.1	(1,734)	(2,077)	16.5
Operating income (loss)	$7,553	$(2,677)	NM	$9,870	$(6,105)	NM

NM = not meaningful

Operating Margins
Architectural	1.9%	(3.4)%		0.4%	(4.3)%
Large-Scale Optical	26.5	21.4		26.9	23.6
Operating margin	4.3%	(1.6)%		3.0%	(1.9)%

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•
Second-quarter net sales of $156.4 million were up 4.8 percent over prior-year net sales of $149.1 million, and net sales of $291.2 million for the six-month period increased 2.4 percent over the prior-year period. For both the quarter and six-month periods, growth in the installation and storefront businesses from expanding our domestic geographic footprint and share gains were partially offset by lower volume in the architectural glass business.

•
The segment reported operating income of $3.0 million in the current quarter, compared to a loss of $5.1 million in the prior-year quarter, and operating margins of 1.9 percent compared to negative 3.4 percent in the prior-year quarter. For the six-month period, the segment reported operating income of $1.1 million, compared to a loss of $12.2 million, while operating margins were 0.4 percent compared to a negative 4.3 percent in the prior-year period. The improved margins for both the quarter and six-month periods were due primarily to improved architectural glass pricing and the impact of the volume growth in our storefront business.

•
Architectural backlog at September 1, 2012, increased to $299.0 million, up approximately 32 percent over the prior-year period, and 26 percent over the fourth quarter of fiscal 2012. We expect approximately $166 million of the September 1, 2012 backlog to flow during the remainder of fiscal 2013.

Large-Scale Optical Technologies (LSO)

•
Second quarter net sales of $19.6 million increased 19.2 percent over prior year net sales of $16.4 million. The increase for the quarter was due to increased volume and mix compared to a weak second quarter of fiscal 2012 as a result of weak retail markets and the timing of customer promotions. For the six-month period, net sales were $38.8 million, an increase of 12.7 percent over the prior-year period of $34.5 million. The increase for the year-to-date period was due to a better mix of higher value-added picture framing products across all markets.

•
Operating income of $5.2 million in the quarter was up 47.8 percent over the prior-year period and operating margins improved 5.1 percentage points to 26.5 percent, compared to 21.4 percent in the prior-year period. Operating income improved 28.4 percent in the six-month period to $10.5 million from $8.1 million in the prior-year period, and operating margins were 26.9 percent, up 3.3 percentage points over the prior-year period of 23.6 percent. The strong mix of value-added picture framing products and the impact from higher volume contributed to increased operating income and margins for the quarter and year-to-date periods.

Consolidated Backlog

•	At September 1, 2012, our consolidated backlog was $301.3 million, up approximately 32 percent over the prior-year period and up 26 percent over the end of fiscal 2012.

•	The backlog of the Architectural segment represented more than 99 percent of consolidated backlog.

•
We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of our ultimate profitability, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Discontinued Operations
In several transactions in fiscal years 1998 through 2000, we completed the sale of our large-scale domestic curtainwall business, the sale of our detention/security business and the exit from international curtainwall operations. The remaining estimated cash expenditures related to discontinued operations are recorded as liabilities of discontinued operations and cover warranty issues relating to domestic and international construction projects that we expect to be resolved over the next five years. In the current quarter, we recorded non-cash, pre-tax earnings from discontinued operations of $0.4 million as the result of a reduction in reserves related to the expiration of warranty periods.

Liquidity and Capital Resources

	Six months ended
(Cash effect, in thousands)	September 1, 2012	August 27, 2011
Operating Activities
Net cash provided by (used in) continuing operating activities	$10,530	$(14,717)
Investing Activities
Capital expenditures	(15,679)	(3,577)
Proceeds from sales of property, plant and equipment	18	10,313
Change in restricted investments, net	(7,920)	10,861
Net (purchases) sales of marketable securities	(14,593)	8,822
Financing Activities
Proceeds from issuance of debt	10,000	—

Operating activities. Cash provided by operating activities of continuing operations was $10.5 million for the first six months of fiscal 2013, compared to cash used of $14.7 million in the prior-year period. Fiscal 2013 operating cash flows were positively impacted by the income reported for the year-to-date period as compared to the prior-year period loss. Additionally, in the current-year period, we were able to pre-bill more of our installation projects compared to delayed billing in the prior-year period.

Non-cash working capital (current assets, excluding cash and short-term marketable securities available for sale and short-term restricted investments, less current liabilities) was $57.4 million at September 1, 2012, or 8.5 percent of last 12-month sales, our key metric for measuring working capital efficiency. This compares to $44.4 million at March 3, 2012, or 6.7 percent of fiscal 2012 sales, and 11.1 percent at August 27, 2011. The dollar change from year-end was due to added working capital for future growth. We continue to effectively manage working capital; our days sales outstanding have improved by seven days at September 1, 2012, as compared to the prior-year.

Investing Activities. Through the first six months of fiscal 2013, investing activities used $39.1 million of cash, compared to cash provided of $24.9 million in the same period last year. The current year included new capital investments of $15.7 million for growth and productivity improvements, as well as new product introductions and maintenance capital. Net purchases of $7.9 million for restricted investments during the period were the result of $10.0 million of industrial development bonds (reflected in financing activities) that were made available for current and future investment in our storefront and entrance business in Michigan, the proceeds of which are reported as restricted investments until disbursed. We increased our investments in marketable securities by $14.6 million for the six-month period as a result of generating excess cash through operating activities noted above.

Fiscal 2012 investing activities included $10.3 million in proceeds from the sale and leaseback of equipment. Net proceeds of $10.9 million from restricted investments during fiscal 2012 resulted from releasing money market funds that were required to cover exposures under letters of credit that were previously held outside of our credit facility. The net position of our investments for the six-month period of fiscal 2012 resulted in $8.8 million in net sale proceeds, as we sold investments to fund operating activities. New capital investments through the first six months of fiscal 2012 totaled $3.6 million, primarily for safety and maintenance projects. In the first quarter of fiscal 2012, we invested in corporate-owned life insurance policies of $1.4 million with the intention of utilizing them as a long-term funding source for our deferred compensation plan.

We expect fiscal 2013 capital expenditures to be $25 to $30 million, excluding any new strategic investments, for investments to improve productivity, increase capacity and introduce new products, as well as for maintenance requirements.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings at September 1, 2012, were $30.9 million, compared to $21.0 million as of March 3, 2012 and $21.3 million at August 27, 2011. Long-term debt consists of $12.0 million of recovery zone facility bonds, $18.4 million of industrial development bonds and other debt held by GlassecViracon. The industrial development and recovery zone facility bonds mature in fiscal years 2021 through 2043 and the other debt matures in fiscal years 2013 through 2021. Our debt-to-total-capital ratio was 8.7 percent at September 1, 2012 and 6.1 percent at March 3, 2012.

During the first quarter of fiscal 2013, $10.0 million of low-interest industrial development bonds were issued and made available for current and future investment in the Company’s storefront and entrance business in Michigan. The interest rate on the bonds resets weekly and is equal to the market rate of interest earned for similar revenue bonds or other tax-free securities. The bonds will mature in April 2042.

We maintain an $80.0 million revolving credit facility, which expires in January 2014. No borrowings were outstanding as of September 1, 2012 or March 3, 2012. The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at September 1, 2012 was $279.5 million, whereas our net worth as defined in the credit facility was $323.1 million. The credit facility also requires that we maintain an adjusted debt-to-EBITDA ratio of not more than 2.75. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the debt-to-EBITDA ratio, we reduce non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. Our ratio was 0.12 at September 1, 2012. If we are not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At September 1, 2012, we were in compliance with the financial covenants of the credit facility.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. There were no share repurchases during the first six months of fiscal 2013 or 2012. We have purchased a total of 2,279,123 shares, at a total cost of $29.7 million, since the inception of this program. We have remaining authority to repurchase 970,877 shares under this program, which has no expiration date.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of September 1, 2012:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2013 Remaining	2014	2015	2016	2017	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$18,400	$18,400
Recovery zone facility bonds	—	—	—	—	—	12,000	12,000
Other debt obligations	50	58	58	58	58	217	499
Operating leases (undiscounted)	3,448	6,183	5,358	5,247	3,471	4,144	27,851
Purchase obligations	46,321	599	—	—	—	—	46,920
Total cash obligations	$49,819	$6,840	$5,416	$5,305	$3,529	$34,761	$105,670

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

We have purchase obligations for raw material commitments and capital expenditures. As of September 1, 2012, these obligations totaled $46.9 million.

We expect to make contributions of $0.9 million to our defined-benefit pension plans in fiscal 2013, which will equal or exceed our minimum funding requirements.

As of September 1, 2012, we had $8.7 million and $2.0 million of unrecognized tax benefits and environmental liabilities, respectively. We are unable to reasonably estimate in which future periods these amounts will ultimately be settled.

At September 1, 2012, we had ongoing letters of credit related to construction contracts and certain industrial development and recovery zone facility bonds. The Company’s $18.4 million of industrial revenue bonds are supported by $18.9 million of letters of credit that reduce availability of funds under our $80.0 million credit facility. The $12.0 million of recovery zone facility bonds are supported by $12.3 million of letters of credit. The letters of credit by expiration period were as follows at September 1, 2012:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2013 Remaining	2014	2015	2016	2017	Thereafter	Total
Standby letters of credit	$—	$33,256	$—	$—	$—	$2,500	$35,756

In addition to the above standby letters of credit, which were predominantly issued for our industrial development and recovery zone facility bonds, we are required, in the ordinary course of business, to provide a surety or performance bond that commits payments to our customers for any non-performance by us. At September 1, 2012, $114.3 million of our backlog was bonded by performance bonds with a face value of $369.9 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to pay on these performance-based bonds with respect to any of our current portfolio of businesses.

We self-insure our third-party product liability coverages. As a result, a material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2013, we believe that current cash on hand and available capacity under our committed revolving credit facility, as well as the expected cash to be generated from future operating activities, will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments. We have total cash and short-term marketable securities available for sale of $54.6 million, and $56.6 million available under our credit facility at September 1, 2012. We believe that this will provide us with the financial strength to work through the ongoing weak market conditions and to continue our growth strategy through the recovery.

Outlook
The following statements are based on our current expectations for full-year fiscal 2013 results. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to grow by mid-single digits over fiscal 2012.

•	We anticipate earnings per share of $0.56 to $0.64.

•	Capital expenditures are projected to be approximately $25 to $30 million, excluding any new strategic investments.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 1, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
June 3, 2012 through June 30, 2012	—	$—	—	970,877
July 1, 2012 through July 28, 2012	4,134	16.40	—	970,877
July 29, 2012 through September 1, 2012	—	—	—	970,877
Total	4,134	$16.40	—	970,877

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 1, 2012 and March 3, 2012, (ii) the Consolidated Results of Operations for the three and six months ended September 1, 2012 and August 27, 2011, (iii) the Consolidated Statements of Comprehensive Earnings for the three and six months ended September 1, 2012 and August 27, 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended September 1, 2012 and August 27, 2011, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 11, 2012	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: October 11, 2012	By: /s/ James S. Porter
James S. Porter Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended September 1, 2012

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 1, 2012 and March 3, 2012, (ii) the Consolidated Results of Operations for the three and six months ended September 1, 2012 and August 27, 2011, (iii) the Consolidated Statements of Comprehensive Earnings for the three and six months ended September 1, 2012 and August 27, 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended September 1, 2012 and August 27, 2011, and (v) Notes to Consolidated Financial Statements.