Form 10-Q
period 2012-12-01
APOGEE ENTERPRISES, INC.
filed 2013-01-10
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 1, 2012

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
As of December 28, 2012, 28,481,015 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except per share data)	December 1, 2012	March 3, 2012
Assets
Current assets
Cash and cash equivalents	$37,418	$54,027
Short-term marketable securities available for sale	25,154	11,664
Restricted short-term investments	12,392	13,603
Receivables, net of allowance for doubtful accounts	127,361	108,424
Inventories	42,538	34,045
Deferred tax assets	4,022	4,294
Other current assets	4,346	3,382
Total current assets	253,231	229,439
Property, plant and equipment, net	162,358	159,547
Marketable securities available for sale	10,356	7,936
Restricted investments	14,290	9,533
Goodwill	61,375	61,617
Intangible assets	14,281	16,092
Other assets	7,790	8,940
Total assets	$523,681	$493,104
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$39,310	$34,025
Accrued payroll and related benefits	23,977	23,699
Accrued self-insurance reserves	5,507	4,668
Other accrued expenses	22,521	19,017
Current liabilities of discontinued operations	345	799
Billings in excess of costs and earnings on uncompleted contracts	26,262	22,550
Current portion long-term debt	83	108
Accrued income taxes	389	905
Total current liabilities	118,394	105,771
Long-term debt	30,775	20,916
Unrecognized tax benefits	7,338	8,918
Long-term self-insurance reserves	7,627	9,605
Deferred tax liabilities	2,696	2,247
Other long-term liabilities	26,224	23,929
Liabilities of discontinued operations	485	520
Commitments and contingent liabilities (Note 13)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,437,410 and 28,062,049, respectively	9,479	9,354
Additional paid-in capital	117,679	113,046
Retained earnings	209,379	203,558
Common stock held in trust	(767)	(745)
Deferred compensation obligations	767	745
Accumulated other comprehensive loss	(6,395)	(4,760)
Total shareholders’ equity	330,142	321,198
Total liabilities and shareholders’ equity	$523,681	$493,104

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Net sales	$190,416	$174,853	$520,490	$493,748
Cost of sales	148,176	140,125	411,038	409,383
Gross profit	42,240	34,728	109,452	84,365
Selling, general and administrative expenses	30,829	27,572	88,170	83,314
Operating income	11,411	7,156	21,282	1,051
Interest income	253	216	569	769
Interest expense	330	434	945	1,042
Other income (expense), net	198	(90)	370	4
Earnings from continuing operations before income taxes	11,532	6,848	21,276	782
Income tax expense (benefit)	3,480	1,312	6,800	(900)
Earnings from continuing operations	8,052	5,536	14,476	1,682
Earnings from discontinued operations, net of income taxes	—	—	239	—
Net earnings	$8,052	$5,536	$14,715	$1,682
Earnings per share – basic
Earnings from continuing operations	$0.29	$0.20	$0.52	$0.06
Earnings from discontinued operations	—	—	0.01	—
Net earnings	$0.29	$0.20	$0.53	$0.06
Earnings per share – diluted
Earnings from continuing operations	$0.28	$0.20	$0.51	$0.06
Earnings from discontinued operations	—	—	0.01	—
Net earnings	$0.28	$0.20	$0.52	$0.06
Weighted average basic shares outstanding	28,029	27,663	27,913	27,773
Weighted average diluted shares outstanding	28,832	27,824	28,497	27,943
Cash dividends declared per common share	$0.0900	$0.0815	$0.2700	$0.2445

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Net earnings	$8,052	$5,536	$14,715	$1,682
Other comprehensive (loss) earnings:
Unrealized (loss) gain on marketable securities, net of $0, $0, $5 and $(4) tax expense (benefit), respectively	(2)	1	9	(7)
Foreign currency translation adjustments	(116)	(3,728)	(1,644)	(2,385)
Other comprehensive loss	(118)	(3,727)	(1,635)	(2,392)
Total comprehensive earnings (loss)	$7,934	$1,809	$13,080	$(710)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(In thousands)	December 1, 2012	November 26, 2011
Operating Activities
Net earnings	$14,715	$1,682
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Net earnings from discontinued operations	(239)	—
Depreciation and amortization	19,817	20,615
Stock-based compensation	3,514	3,343
Deferred income taxes	697	1,812
Excess tax benefits from stock-based compensation	(380)	(38)
Gain on disposal of assets	(877)	(705)
Other, net	393	111
Changes in operating assets and liabilities:
Receivables	(19,506)	(20,990)
Inventories	(8,672)	(4,544)
Accounts payable and accrued expenses	12,635	(772)
Billings in excess of costs and earnings on uncompleted contracts	3,712	(3,650)
Refundable and accrued income taxes	(1,783)	(2,191)
Other, net	(982)	607
Net cash provided by (used in) continuing operating activities	23,044	(4,720)
Investing Activities
Capital expenditures	(21,265)	(6,206)
Proceeds from sales of property, plant and equipment	48	10,314
Acquisition of intangibles	(15)	(68)
Purchases of restricted investments	(10,000)	(12,329)
Sales/maturities of restricted investments	5,248	24,994
Purchases of marketable securities	(40,837)	(16,891)
Sales/maturities of marketable securities	26,922	22,698
Investments in corporate-owned life insurance policies	(1,451)	(1,435)
Net cash (used in) provided by investing activities	(41,350)	21,077
Financing Activities
Proceeds from issuance of debt	10,000	121
Payments on debt	(125)	(1,287)
Payments on debt issue costs	(574)	(159)
Shares withheld for taxes, net of stock issued to employees	(261)	(743)
Excess tax benefits from stock-based compensation	380	38
Repurchase and retirement of common stock	—	(2,392)
Dividends paid	(7,751)	(6,865)
Net cash provided by (used in) financing activities	1,669	(11,287)
Cash Flows of Discontinued Operations
Net cash used in operating activities	(123)	(3,300)
Net cash used in discontinued operations	(123)	(3,300)
(Decrease) increase in cash and cash equivalents	(16,760)	1,770
Effect of exchange rates on cash	151	(148)
Cash and cash equivalents at beginning of year	54,027	24,302
Cash and cash equivalents at end of period	$37,418	$25,924
Noncash Activity
Capital expenditures in accounts payable	$888	$175

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 3, 2012. The results of operations for the nine-month period ended December 1, 2012 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 1, 2012 and March 3, 2012, and the results of operations and comprehensive earnings for the three and nine-month periods ended December 1, 2012 and November 26, 2011 and cash flows for the nine-month periods ended December 1, 2012 and November 26, 2011.

The Company’s fiscal year ends on the Saturday closest to the last day of February. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

The results of GlassecViracon are reported on a two-month lag. There were no significant intervening events which would have materially affected our consolidated financial statements had they been recorded during the nine months ended December 1, 2012.

In connection with preparing the unaudited consolidated financial statements for the nine months ended December 1, 2012, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the consolidated financial statements.

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

No other new accounting pronouncements issued or effective during the first nine months of fiscal 2013 have had or are expected to have a material impact on the consolidated financial statements.

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

Total stock-based compensation expense under all Plans included in the results of operations for the nine months ended December 1, 2012 and November 26, 2011, was $3.5 million and $3.3 million, respectively.

Stock Options and SARs
There were no options or SARs issued in the first nine months of fiscal 2013; in the first nine months of of fiscal 2012, 450,512 stock options were issued with a weighted average fair value per option at the date of grant of $2.89. The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants through the first nine months of fiscal 2012.

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

The following table summarizes the award transactions for the nine months ended December 1, 2012:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 3, 2012	1,815,293	$15.71
Awards exercised	(293,284)	13.56
Awards canceled	(71,623)	21.41
Outstanding at December 1, 2012	1,450,386	$15.87	5.3 Years	$10,757,229
Vested or Expected to Vest at December 1, 2012	1,450,386	$15.87	5.3 Years	$10,757,229
Exercisable at December 1, 2012	1,150,045	$17.83	4.4 Years	$6,378,258

At December 1, 2012, there was $0.7 million of total unrecognized compensation cost related to stock option awards, which is expected to be recognized over a weighted average period of approximately 21 months. Cash proceeds from the exercise of stock options were $1.2 million and $0.2 million for the nine months ended December 1, 2012 and November 26, 2011, respectively. The aggregate intrinsic value of securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised was $1.8 million during the nine months ended December 1, 2012 and was minimal during the nine months ended November 26, 2011.

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

The following table summarizes the nonvested share award transactions, including nonvested share units, for the nine months ended December 1, 2012:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at March 3, 2012	981,813	$12.64
Granted	226,885	14.84
Vested	(298,479)	12.82
Canceled(1)	(64,203)	13.42
Nonvested at December 1, 2012(2)	846,016	$13.11

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

At December 1, 2012, there was $6.0 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 22 months. The total fair value of shares vested during the nine months of fiscal 2013 was $4.3 million.

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

4.	Earnings per Share
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Basic earnings per share – weighted common shares outstanding	28,029	27,663	27,913	27,773
Weighted average effect of nonvested share grants and assumed exercise of stock options	803	161	584	170
Diluted earnings per share – weighted common shares and potential common shares outstanding	28,832	27,824	28,497	27,943
Earnings per share – basic	$0.29	$0.20	$0.53	$0.06
Earnings per share – diluted	0.28	0.20	0.52	0.06
Stock options excluded from the calculation of earnings per share because the exercise price was greater than the average market price of the common shares	529	1,365	235	1,334

5.	Inventories

(In thousands)	December 1, 2012	March 3, 2012
Raw materials	$15,864	$12,772
Work-in-process	9,205	7,956
Finished goods	13,046	10,386
Costs and earnings in excess of billings on uncompleted contracts	4,423	2,931
Total inventories	$42,538	$34,045

6.	Marketable Securities
At December 1, 2012, the Company has investments in municipal bonds of $35.5 million; $25.2 million is current and $10.4 million is non-current. The Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd. (Prism), holds $10.6 million of the municipal bonds. Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available-for-sale,” are carried at fair value and are reported as short-term marketable securities available for sale or marketable securities available for sale in the consolidated balance sheet.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at December 1, 2012 and March 3, 2012, are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 1, 2012
Municipal bonds	$35,566	$145	$(201)	$35,510
Total investments	$35,566	$145	$(201)	$35,510
March 3, 2012
Municipal bonds	$19,670	$188	$(258)	$19,600
Total investments	$19,670	$188	$(258)	$19,600

The Company tests for other than temporary losses on a quarterly basis and considers the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The following table presents the length of time that available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of December 1, 2012:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$11,987	$(8)	$1,057	$(193)	$13,044	$(201)
Total investments	$11,987	$(8)	$1,057	$(193)	$13,044	$(201)

The amortized cost and estimated fair values of investments at December 1, 2012, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$25,155	$25,154
Due after one year through five years	3,983	4,015
Due after five years through 10 years	4,781	4,882
Due after 10 years through 15 years	1,530	1,338
Due beyond 15 years	117	121
Total	$35,566	$35,510

The Company recognized gross realized gains of $0.3 million and $0.4 million during the nine-month periods of fiscal 2013 and 2012, respectively, which are included in other income, net in the accompanying consolidated results of operations. Gross realized losses were not material during either of those periods.

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

Financial assets measured at fair value as of December 1, 2012 and March 3, 2012, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
December 1, 2012
Cash equivalents
Money market funds	$17,886	$—	$—	$17,886
Total cash equivalents	17,886	—	—	17,886
Short-term marketable securities available for sale
Municipal bonds	$—	$25,154	$—	$25,154
Total short-term marketable securities available for sale	—	25,154	—	25,154
Marketable securities available for sale
Municipal bonds	$—	$10,356	$—	$10,356
Total marketable securities available for sale	—	10,356	—	10,356
Restricted investments
Money market funds	$26,682	$—	$—	$26,682
Total restricted investments	26,682	—	—	26,682
Mutual fund investments
Mutual funds	$174	$—	$—	$174
Total mutual fund investments	174	—	—	174
Total assets at fair value	$44,742	$35,510	$—	$80,252
March 3, 2012
Cash equivalents
Money market funds	$46,141	$—	$—	$46,141
Total cash equivalents	46,141	—	—	46,141
Short-term marketable securities available for sale
Municipal bonds	$—	$11,664	$—	$11,664
Total short-term marketable securities available for sale	—	11,664	—	11,664
Marketable securities available for sale
Municipal bonds	$—	$7,936	$—	$7,936
Total marketable securities available for sale	—	7,936	—	7,936
Restricted investments
Money market funds	$23,136	$—	$—	$23,136
Total restricted investments	23,136	—	—	23,136
Mutual fund investments
Mutual funds	$1,150	$—	$—	$1,150
Total mutual fund investments	1,150	—	—	1,150
Total assets at fair value	$70,427	$19,600	$—	$90,027

Cash equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are held at fair value based on quoted market prices, which approximates stated cost.

Short-term marketable securities available for sale
The Company has short-term marketable securities available for sale of $25.2 million as of December 1, 2012, consisting of municipal bonds. The Company classifies these short-term marketable securities as “available-for-sale,” and they are carried at fair market value based on market prices from recent trades of similar securities.

Marketable securities available for sale
The Company has $10.4 million of marketable securities available for sale, consisting of municipal bonds. All of the Company’s fixed maturity investments are classified as “available-for-sale,” are carried at fair value and are reported as marketable securities available for sale in the consolidated balance sheet. These investments are held at fair value based on prices from recent trades of similar securities.

Restricted investments
The Company has $12.4 million of current restricted investments consisting of money market funds that were required to be made available to cover our exposure for letters of credit outside of our revolving credit facility. The Company has $14.3 million of long-term restricted investments consisting of money market funds, which are short-term in nature but are restricted for future investment in the Company’s architectural glass fabrication facility in Utah, and storefront and entrance business in Michigan, and are, therefore, classified as long term. The restricted investments are held at fair value based on quoted market prices, which approximate stated cost.

Mutual fund investments
The Company has $0.2 million of mutual fund investments as a long-term funding source for the deferred compensation plan. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

8.	Goodwill and Other Identifiable Intangible Assets
The carrying amount of goodwill attributable to each business segment as of the nine months ended December 1, 2012 is detailed below.

(In thousands)	Architectural	Large-Scale Optical	Total
Balance at February 26, 2011	$51,447	$10,557	$62,004
Foreign currency translation	(387)	—	(387)
Balance at March 3, 2012	51,060	10,557	61,617
Foreign currency translation	(242)	—	(242)
Balance at December 1, 2012	$50,818	$10,557	$61,375

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	December 1, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$3,497	$(2,158)	$—	$1,339
Non-compete agreements	6,824	(5,962)	(34)	828
Customer relationships	15,628	(9,243)	(233)	6,152
Purchased intellectual property	8,210	(2,075)	(173)	5,962
Total	$34,159	$(19,438)	$(440)	$14,281

	March 3, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$2,923	$(1,897)	$—	$1,026
Non-compete agreements	6,889	(5,488)	(64)	1,337
Customer relationships	16,069	(8,376)	(396)	7,297
Purchased intellectual property	8,517	(1,794)	(291)	6,432
Total	$34,398	$(17,555)	$(751)	$16,092

Amortization expense on these identifiable intangible assets was $2.0 million and $2.2 million for the nine months ended December 1, 2012 and November 26, 2011, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At December 1, 2012, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2013 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017
Estimated amortization expense	$677	$1,849	$1,656	$1,329	$1,161

9.	Debt
During the third quarter of fiscal 2013, the Company entered into an amendment to its existing credit agreement. The amount of the revolving credit facility was increased from $80.0 million to $100.0 million and the expiration date was extended to October 2017. The Company's minimum required adjusted debt-to-EBITDA ratio was raised from 2.75 to 3.00. The credit facility also includes a letter of credit facility in the amount of up to $60.0 million, the outstanding amounts of which decrease the available commitment. No other provisions of the original agreement were materially amended by the amended credit agreement. No borrowings were outstanding under the amended credit agreement as of December 1, 2012 or under the original agreement as of March 3, 2012.

The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at December 1, 2012 was $260.1 million, whereas the Company’s net worth as defined in the credit facility was $330.1 million. The credit facility also requires that the Company maintain an adjusted debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, the Company reduces non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. The Company’s ratio was 0.11 at December 1, 2012. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At December 1, 2012, the Company was in compliance with the financial covenants of the credit facility.

During the first quarter of fiscal 2013, $10.0 million of industrial development bonds were issued and made available for current and future investment in the Company’s storefront and entrance business in Michigan. The interest rate on the bonds resets weekly and is equal to the market rate of interest earned for similar revenue bonds or other tax-free securities. The bonds will mature in April 2042. The proceeds are reported as restricted investments in the consolidated balance sheet until disbursed. $5.1 million of proceeds were disbursed during the first nine months of fiscal 2013.

Debt at December 1, 2012 consists of $12.0 million of recovery zone facility bonds, $18.4 million of industrial development bonds, including the newly issued $10.0 million noted above, and other debt held by GlassecViracon. The industrial development and recovery zone facility bonds mature in fiscal years 2021 through 2043, and the other debt matures in fiscal years 2013 through 2021. The fair value of the industrial development and recovery zone facility bonds approximates carrying value at December 1, 2012 due to the variable interest rates on these instruments. The bonds are classified as level 2 within the fair value hierarchy.

Interest payments were $0.6 million and $0.8 million for the nine-months ended December 1, 2012 and November 26, 2011, respectively, and primarily relate to fees associated with our revolving credit facility.

10.	Employee Benefit Plans

Pension Plans
The Company sponsors an unfunded Officers’ Supplemental Executive Retirement Plan for the benefit of certain executives and a defined-benefit pension plan, the Tubelite, Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost for the plans for the three and nine-month periods ended December 1, 2012 and November 26, 2011, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Interest cost	$142	$164	$426	$492
Expected return on assets	(44)	(54)	(132)	(162)
Amortization of unrecognized net loss	53	30	159	90
Net periodic benefit cost	$151	$140	$453	$420

Deferred Compensation Plan
The Company maintains a deferred compensation plan that allows participants to defer compensation and save for retirement and other short-term needs. The deferred compensation liability was $2.8 million at December 1, 2012 and is included in other long-term liabilities in the consolidated balance sheet. The Company has investments in corporate-owned life insurance policies (COLI) of $3.0 million and mutual funds of $0.2 million with the intention of utilizing them as a long-term funding source for the deferred compensation plan. The COLI assets are recorded at their net cash surrender values and are included in other non-current assets in the consolidated balance sheet. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

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

The total liability for unrecognized tax benefits at December 1, 2012 and March 3, 2012, was approximately $7.3 million and $8.9 million, respectively. The decrease in the unrecognized tax benefits was primarily due to releasing reserves upon entering into settlement agreements with the IRS and a state government with respect to certain issues for fiscal years 2005 through 2011. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.1 million during the next 12 months due to lapsing of statutes.

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

(In thousands)	December 1, 2012	March 3, 2012
Summary Balance Sheets of Discontinued Businesses
Accounts payable and accrued liabilities	$345	$799
Long-term liabilities	485	520

13.	Commitments and Contingent Liabilities

Operating lease commitments. As of December 1, 2012, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Remainder of Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Thereafter	Total
Total minimum payments	$1,825	$7,083	$5,996	$5,842	$4,054	$5,457	$30,257

Bond commitments. In the ordinary course of business, predominantly in the Company’s installation business, the Company is required to provide a surety or performance bond that commits payments to its customers for any non-performance by the Company. At December 1, 2012, $107.5 million of the Company’s backlog was bonded by performance bonds with a face value of $373.6 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to pay on these performance-based bonds with respect to any of the current portfolio of businesses.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends and for specific sales credits as they become known and estimable. Actual warranty and claim costs are deducted from the accrual when incurred. The Company’s warranty and claim accruals are detailed below.

	Nine Months Ended
(In thousands)	December 1, 2012	November 26, 2011
Balance at beginning of period	$7,210	$9,887
Additional accruals	3,197	2,370
Claims paid	(2,185)	(4,530)
Balance at end of period	$8,222	$7,727

Letters of credit. At December 1, 2012, the Company had ongoing letters of credit related to its construction contracts and certain industrial development and recovery zone facility bonds. The total value of letters of credit under which the Company was obligated as of December 1, 2012, was approximately $35.8 million. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of December 1, 2012, letters of credit in the amount of $23.4 million had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of December 1, 2012, these obligations totaled $77.8 million.

Non-compete agreements. The Company has entered into non-compete and consulting agreements associated with current and former employees. As of December 1, 2012, future payments of $0.2 million were committed under such agreements.

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
The following table presents sales and operating income data for the Company’s two segments, and on a consolidated basis, for the three and nine months ended December 1, 2012, as compared to the corresponding period a year ago.

	Three Months Ended		Nine Months Ended
(In thousands)	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Net Sales from Continuing Operations
Architectural	$168,770	$152,087	$460,015	$436,516
Large-Scale Optical	21,648	22,769	60,477	57,235
Intersegment eliminations	(2)	(3)	(2)	(3)
Net sales	$190,416	$174,853	$520,490	$493,748
Operating Income (Loss) from Continuing Operations
Architectural	$5,837	$580	$6,978	$(11,597)
Large-Scale Optical	6,557	7,411	17,021	15,559
Corporate and other	(983)	(835)	(2,717)	(2,911)
Operating income	$11,411	$7,156	$21,282	$1,051

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

	Three Months Ended		Nine Months Ended
(Percent of net sales)	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.8	80.1	79.0	82.9
Gross profit	22.2	19.9	21.0	17.1
Selling, general and administrative expenses	16.2	15.8	16.9	16.9
Operating income	6.0	4.1	4.1	0.2
Interest income	0.1	0.1	0.1	0.2
Interest expense	0.1	0.2	0.2	0.2
Other income (expense), net	0.1	(0.1)	0.1	—
Earnings from continuing operations before income taxes	6.1	3.9	4.1	0.2
Income tax expense (benefit)	1.9	0.7	1.3	(0.1)
Earnings from continuing operations	4.2%	3.2%	2.8%	0.3%
Earnings from discontinued operations, net of income taxes	—%	—%	—%	—%
Net earnings	4.2%	3.2%	2.8%	0.3%
Effective tax rate for continuing operations	30.2%	19.2%	32.0%	NM

Highlights of Third Quarter and First Nine Months of Fiscal 2013 Compared to Third Quarter and First Nine Months of Fiscal 2012

•
Consolidated net sales increased 8.9 percent, or $15.6 million, for the third quarter ended December 1, 2012, compared to the prior-year period and increased $26.7 million, or 5.4 percent, for the nine-month period. The increase in the quarter was primarily from share gains and geographic expansion in the installation business, as well as better pricing in the architectural glass business. The year-to-date growth was due to the growth in the installation business along with expansion in the storefront business, and a higher mix of value-added glass and acrylic in the LSO segment, partially offset by volume declines in the architectural glass business.

•
Gross profit as a percent of sales for the quarter ended December 1, 2012 increased to 22.2 percent from 19.9 percent in the prior-year period, an increase of 2.3 percentage points. For the nine-month period, gross profit as a percent of sales was 21.0 percent, an improvement of 3.9 percentage points over the prior-year period. The increased gross margins were largely due to higher architectural glass pricing, the margin impact from volume growth in the storefront and installation businesses, a better mix of projects and good operational performance at all of our businesses. The year-to-date period was also positively impacted by an improved mix of higher value-added picture framing glass and acrylic in the LSO segment.

•
Selling, general and administrative expenses for the third quarter were up $3.3 million over the prior year and increased as a percent of net sales to 16.2 percent from 15.8 percent in the prior-year period. For the nine-month period, selling, general and administrative expenses were up $4.9 million and were flat at 16.9 percent of net sales. The increase in spending for both the three and nine-month periods was primarily due to increased expense for incentive and long-term executive compensation programs, as Company operating performance has improved. In addition, we increased research and development and sales and marketing costs, as we continue to invest in new products, markets and geographies. For the nine-month period, these items were partially offset by a decrease in expenses related to CEO transition costs of $1.8 million that were incurred in the prior-year nine-month period.

•
Income tax expense in the current-year quarter included a benefit of approximately $0.6 million as a result of entering into a settlement agreement with a state government with respect to certain issues for fiscal years 2005 through 2009. Income tax expense for the third quarter of fiscal 2012 included a benefit of approximately $1.1 million from statute of limitation expirations for fiscal years 2005 through 2008.

Segment Analysis
The following table presents sales and operating income data for our two segments and on a consolidated basis for the three and nine-month periods ended December 1, 2012, when compared to the corresponding periods a year ago.

	Three Months Ended			Nine Months Ended
(In thousands)	December 1, 2012	November 26, 2011	% Change	December 1, 2012	November 26, 2011	% Change
Net Sales from Continuing Operations
Architectural	$168,770	$152,087	11.0%	$460,015	$436,516	5.4%
Large-Scale Optical	21,648	22,769	(4.9)	60,477	57,235	5.7
Intersegment eliminations	(2)	(3)	NM	(2)	(3)	NM
Net sales	$190,416	$174,853	8.9%	$520,490	$493,748	5.4%
Operating Income (Loss) from Continuing Operations
Architectural	$5,837	$580	NM	$6,978	$(11,597)	NM
Large-Scale Optical	6,557	7,411	(11.5)	17,021	15,559	9.4
Corporate and other	(983)	(835)	(17.7)	(2,717)	(2,911)	6.7
Operating income	$11,411	$7,156	NM	$21,282	$1,051	NM

NM = not meaningful

Operating Margins
Architectural	3.5%	0.4%		1.5%	(2.7)%
Large-Scale Optical	30.3	32.5		28.1	27.2
Operating margin	6.0%	4.1%		4.1%	0.2%

Due to the varying combinations of individual window systems and curtainwall, the Company has determined that it is impractical to report product and service revenues generated by the Architectural segment by class of product, beyond the segment revenues currently reported.

Architectural Products and Services (Architectural)

•
Third-quarter net sales of $168.8 million were up 11.0 percent over prior-year net sales of $152.1 million, and net sales of $460.0 million for the nine-month period increased 5.4 percent over the prior-year period. For the quarter, revenues for all segment businesses increased over the prior-year period, with the largest increase occurring in the installation business as it grew share through expansion into new domestic geographies; better pricing in the architectural glass business also contributed to revenue growth. For the nine-month period, revenue growth in the installation and storefront businesses from expanding our domestic geographic footprint and share gains were partially offset by lower volume in the architectural glass business.

•
The segment reported operating income of $5.8 million in the current quarter, compared to $0.6 million in the prior-year quarter, with operating margins of 3.5 percent compared to 0.4 percent in the prior-year quarter. For the nine-month period, the segment reported operating income of $7.0 million, compared to a loss of $11.6 million, while operating margins were 1.5 percent compared to a negative 2.7 percent in the prior-year period. The improved margins for both the quarter and nine-month periods were due primarily to improved architectural glass pricing, improved margins in the installation business, better mix and good operational performance throughout the segment.

•
Architectural backlog at December 1, 2012, increased to $300.4 million, up approximately 33 percent over the prior-year period, and 27 percent over the fourth quarter of fiscal 2012. We expect approximately $111 million of the December 1, 2012 backlog to flow during the remainder of fiscal 2013, with the rest to flow in fiscal 2014.

Large-Scale Optical Technologies (LSO)

•
Third quarter net sales of $21.6 million decreased 4.9 percent from prior-year net sales of $22.8 million. The decrease in the quarter as compared to a strong prior-year quarter was due to the timing of customer promotions and the impact of the East Coast hurricane. For the nine-month period, net sales were $60.5 million, an increase of 5.7 percent over the prior-year period of $57.2 million. The increase for the year-to-date period was due to a better mix of higher value-added picture framing products across all markets.

•
Operating income of $6.6 million in the quarter was down 11.5 percent from the prior-year period and operating margins were down 2.2 percentage points to 30.3 percent, compared to 32.5 percent in the prior-year period due to the decline in revenue for the quarter. Operating income improved 9.4 percent in the nine-month period to $17.0 million from $15.6 million in the prior-year period, and operating margins were 28.1 percent, up 0.9 percentage points over the prior-year period of 27.2 percent. The strong mix of value-added picture framing products and the impact from higher volume contributed to increased operating income and margins for the year-to-date period.

Consolidated Backlog

•	At December 1, 2012, our consolidated backlog was $302.9 million, up approximately 34 percent over the prior-year period and up 27 percent over the end of fiscal 2012.

•	The backlog of the Architectural segment represented more than 99 percent of consolidated backlog.

•
We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of our ultimate profitability, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Discontinued Operations
In several transactions in fiscal years 1998 through 2000, we completed the sale of our large-scale domestic curtainwall business, the sale of our detention/security business and the exit from international curtainwall operations. The remaining estimated cash expenditures related to discontinued operations are recorded as liabilities of discontinued operations and cover warranty issues relating to domestic and international construction projects that we expect to be resolved over the next five years. In the second quarter of fiscal 2013, we recorded non-cash, pre-tax earnings from discontinued operations of $0.4 million as the result of a reduction in reserves related to the expiration of warranty periods.

Liquidity and Capital Resources

	Nine Months Ended
(Cash effect, in thousands)	December 1, 2012	November 26, 2011
Operating Activities
Net cash provided by (used in) continuing operating activities	$23,044	$(4,720)
Investing Activities
Capital expenditures	(21,265)	(6,206)
Proceeds from sales of property, plant and equipment	48	10,314
Change in restricted investments, net	(4,752)	12,665
Net (purchases) sales of marketable securities	(13,915)	5,807
Financing Activities
Proceeds from issuance of debt	10,000	121
Repurchase and retirement of common stock	—	(2,392)

Operating activities. Cash provided by operating activities of continuing operations was $23.0 million for the first nine months of fiscal 2013, compared to cash used of $4.7 million in the prior-year period. Fiscal 2013 operating cash flows were positively impacted by the increased income reported for the year-to-date period as compared to the prior-year period, as well as an improvement in working capital as compared to the prior-year period.

Non-cash working capital (current assets, excluding cash and short-term marketable securities available for sale and short-term restricted investments, less current liabilities) was $59.9 million at December 1, 2012, or 8.7 percent of last 12-month sales, our key metric for measuring working capital efficiency. This compares to $44.4 million at March 3, 2012, or 6.7 percent of fiscal 2012 sales, and 11.0 percent at November 26, 2011. The dollar change from year end was due to added working capital for future growth. We continue to effectively manage working capital; our days sales outstanding have improved by seven days at December 1, 2012, as compared to the prior-year period.

Investing Activities. Through the first nine months of fiscal 2013, investing activities used $41.4 million of cash, compared to cash provided of $21.1 million in the same period last year. The current year included new capital investments of $21.3 million for growth and productivity improvements, as well as new product introductions and maintenance capital. Net purchases of $4.8 million for restricted investments during the period were the result of $10.0 million of industrial development bonds (reflected in financing activities) that were made available for current and future investment in our storefront and entrance business in Michigan, the proceeds of which are reported as restricted investments until disbursed. We increased our investments in marketable securities by $13.9 million for the nine-month period as a result of generating excess cash through operating activities noted above.

Fiscal 2012 investing activities included $10.3 million in proceeds from the sale and leaseback of equipment. Net proceeds of $12.7 million from restricted investments during fiscal 2012 resulted from releasing money market funds that were required to cover exposures under letters of credit that were previously held outside of our credit facility. The net position of our investments for the nine-month period of fiscal 2012 resulted in $5.8 million in net sale proceeds, as we sold investments to fund operating activities. New capital investments through the first nine months of fiscal 2012 totaled $6.2 million, primarily for safety and maintenance projects.

We expect fiscal 2013 capital expenditures to be approximately $30 million for investments to improve productivity, increase capacity and introduce new products and capabilities, as well as for maintenance requirements.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings at December 1, 2012 were $30.9 million, compared to $21.0 million as of March 3, 2012 and $21.2 million at November 26, 2011. Long-term debt consists of $12.0 million of recovery zone facility bonds, $18.4 million of industrial development bonds and other debt held by GlassecViracon. The industrial development and recovery zone facility bonds mature in fiscal years 2021 through 2043 and the other debt matures in fiscal years 2013 through 2021. Our debt-to-total-capital ratio was 8.5 percent at December 1, 2012 and 6.1 percent at March 3, 2012.

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

During the third quarter of fiscal 2013, we entered into an amendment to our existing credit agreement. The amount of the revolving credit facility was increased from $80.0 million to $100.0 million and the expiration date was extended to October 2017. Our minimum required adjusted debt-to-EBITDA ratio was raised from 2.75 to 3.00. The credit facility also includes a letter of credit facility in the amount of up to $60 million, the outstanding amounts of which decrease the available commitment. No other provisions of the original agreement were materially amended by the amended credit agreement. No borrowings were outstanding under the amended credit agreement as of December 1, 2012 or under the original agreement as of March 3, 2012.

The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at December 1, 2012 was $260.1 million, whereas our net worth as defined in the credit facility was $330.1 million. The credit facility also requires that we maintain an adjusted debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, we reduce non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. Our ratio was 0.11 at December 1, 2012. If we are not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At December 1, 2012, we were in compliance with the financial covenants of the credit facility.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. There were no share repurchases during the first nine months of fiscal 2013 and, during the same period of 2012, we repurchased 275,000 shares. We have purchased a total of 2,279,123 shares, at a total cost of $29.7 million, since the inception of this program. We have remaining authority to repurchase 970,877 shares under this program, which has no expiration date.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of December 1, 2012:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2013 Remaining	2014	2015	2016	2017	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$18,400	$18,400
Recovery zone facility bonds	—	—	—	—	—	12,000	12,000
Other debt obligations	83	58	58	58	58	143	458
Operating leases (undiscounted)	1,825	7,083	5,996	5,842	4,054	5,457	30,257
Purchase obligations	46,498	31,186	133	—	—	—	77,817
Other obligations	42	146	—	—	—	—	188
Total cash obligations	$48,448	$38,473	$6,187	$5,900	$4,112	$36,000	$139,120

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

We have purchase obligations for raw material commitments and capital expenditures. As of December 1, 2012, these obligations totaled $77.8 million.

The other obligations in the table above relate to non-compete and consulting agreements with former employees.

We expect to make contributions of $0.9 million to our defined-benefit pension plans in fiscal 2013, which will equal or exceed our minimum funding requirements.

As of December 1, 2012, we had $7.3 million and $2.0 million of unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $1.1 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At December 1, 2012, we had ongoing letters of credit related to construction contracts and certain industrial development and recovery zone facility bonds. The Company’s $18.4 million of industrial revenue bonds are supported by $18.9 million of letters of credit that reduce availability of funds under our $100.0 million credit facility. The $12.0 million of recovery zone facility bonds are supported by $12.3 million of letters of credit. The letters of credit by expiration period were as follows at December 1, 2012:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2013 Remaining	2014	2015	2016	2017	Thereafter	Total
Standby letters of credit	$—	$31,256	$—	$—	$—	$4,500	$35,756

In addition to the above standby letters of credit, which were predominantly issued for our industrial development and recovery zone facility bonds, we are required, in the ordinary course of business, to provide a surety or performance bond that commits payments to our customers for any non-performance by us. At December 1, 2012, $107.5 million of our backlog was bonded by performance bonds with a face value of $373.6 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to pay on these performance-based bonds with respect to any of our current portfolio of businesses.

We self-insure our third-party product liability coverages. As a result, a material construction project rework event would have a material adverse effect on our operating results.

For fiscal 2013, we believe that current cash on hand and available capacity under our committed revolving credit facility, as well as the expected cash to be generated from future operating activities, will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments. We have total cash and short-term marketable securities available for sale of $62.6 million, and $76.6 million available under our credit facility at December 1, 2012. We believe that this will provide us with the financial strength to work through the ongoing weak market conditions and to continue our growth strategy through the recovery.

Outlook
The following statements are based on our current expectations for full-year fiscal 2013 results. These statements are forward-looking, and actual results may differ materially.

•	Overall revenues for the year are expected to grow 5 to 6 percent over fiscal 2012.

•	We anticipate earnings per share of $0.62 to $0.67.

•	Capital expenditures are projected to be approximately $30 million.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 1, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
September 2, 2012 through September 29, 2012	16,358	$19.63	—	970,877
September 30, 2012 through October 27, 2012	—	—	—	970,877
October 28, 2012 through December 1, 2012	9,981	22.20	—	970,877
Total	26,339	$20.48	—	970,877

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

10.1
Amended and Restated Credit Agreement, dated as of October 19, 2012, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders referred to herein, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Comerica Bank, as Documentation Agent and Issuing Lender. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 25, 2012.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 1, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 1, 2012 and March 3, 2012, (ii) the Consolidated Results of Operations for the three and nine months ended December 1, 2012 and November 26, 2011, (iii) the Consolidated Statements of Comprehensive Earnings for the three and nine months ended December 1, 2012 and November 26, 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended December 1, 2012 and November 26, 2011, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 10, 2013	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: January 10, 2013	By: /s/ James S. Porter
James S. Porter Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended December 1, 2012

10.1
Amended and Restated Credit Agreement, dated as of October 19, 2012, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders referred to herein, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Comerica Bank, as Documentation Agent and Issuing Lender. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 25, 2012.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 1, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 1, 2012 and March 3, 2012, (ii) the Consolidated Results of Operations for the three and nine months ended December 1, 2012 and November 26, 2011, (iii) the Consolidated Statements of Comprehensive Earnings for the three and nine months ended December 1, 2012 and November 26, 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended December 1, 2012 and November 26, 2011, and (v) Notes to Consolidated Financial Statements.