Form 10-K
period 2013-03-02
APOGEE ENTERPRISES, INC.
filed 2013-05-16
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-K
 _________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 2, 2013

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
Securities registered pursuant to Section 12(g) of the Act: None
________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of September 1, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $448,000,000 (based on the closing price of $15.80 per share as reported on the NASDAQ Stock Market LLC as of that date).
As of April 26, 2013, 28,625,575 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant's 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

APOGEE ENTERPRISES, INC.
Annual Report on Form 10-K
For the fiscal year ended March 2, 2013

PART I
ITEM 1. BUSINESS

The Company
Apogee Enterprises, Inc. was incorporated under the laws of the State of Minnesota in 1949. The Company believes it is a world leader in certain technologies involving the design and development of value-added glass solutions for enclosing commercial buildings and framing art. Unless the context otherwise requires, the terms "Company," "Apogee," "we," "us" and "our" as used herein refer to Apogee Enterprises, Inc. and its subsidiaries.

The Company is comprised of four reporting segments. The Company transitioned to four segments in fiscal 2013, which reflects the separation of the Architectural Products and Services segment into the Architectural Glass, Architectural Framing Systems and Architectural Services segments, all of which serve the non-residential construction market. The Large-Scale Optical (LSO) segment remains unchanged. All information in this Annual Report on Form 10-K has been recast to conform to this new segment reporting structure.

•
The Architectural Glass segment fabricates glass used in customized window and curtainwall systems comprising the outside skin of commercial and institutional buildings. For fiscal 2013, our Architectural Glass segment accounted for approximately 35 percent of our net sales.

•
The Architectural Framing Systems segment designs, engineers and fabricates the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial and institutional buildings. For fiscal 2013, our Architectural Framing Systems segment accounted for approximately 27 percent of our net sales.

•
The Architectural Services segment primarily installs and renovates customized aluminum and glass window and curtainwall systems comprising the outside skin and entrances of commercial and institutional buildings. It also designs, engineers and fabricates a majority of the metal systems it installs. For fiscal 2013, our Architectural Services segment accounted for approximately 27 percent of our net sales.

•
The Large-Scale Optical Technologies segment manufactures value-added glass and acrylic products primarily for the custom picture framing market. For fiscal 2013, our Large-Scale Optical Technologies segment accounted for approximately 11 percent of our net sales.

Financial information about the Company's segments and geographic regions can be found in Item 8, Note 15 to the Consolidated Financial Statements of the Company contained elsewhere in this report. Additionally, select historical financial information about the Company's segments can be found in Item 6.

Products and Services
Apogee provides distinctive value-added glass solutions for enclosing commercial buildings and framing art. We operate in four segments as described in the following paragraphs.

Architectural Glass, Architectural Framing Systems and Architectural Services Segments
All of these segments participate in various phases of the value chain to design, engineer, manufacture and install customized aluminum and glass window, curtainwall, and storefront and entrance systems for commercial buildings in the non-residential and high-end multi-family construction markets. Through complex processes, we add ultra-thin coatings to uncoated architectural glass to create a variety of aesthetic characteristics and different levels of solar energy management, especially important with the industry trend of “green” buildings. We also laminate layers of glass and vinyl to create glass that helps protect against hurricanes and bomb blasts. Glass can also be tempered to provide additional strength. In addition, we have the ability to design and build windows, curtainwall, storefront and entrances using our customized aluminum and glass, or glass supplied by others. We also provide finishing services for the metal and plastic components used to frame architectural glass windows and walls and other products. Our installation services allow our customers to meet the timing and cost requirements of their jobs by providing efficiently designed quality window and wall systems and effectively managing the installation of the façade on their building projects.

Our product choices allow architects to create distinctive looks for office towers, hotels, education facilities and dormitories, health care facilities, government buildings, retail centers and multi-family buildings, while meeting functional requirements such as energy efficiency, impact resistance or sound control.

The following table describes the products provided by these segments.

Products	Product Attributes	Participating Segment	Description
High-Performance Glass	Custom Manufactured-to-Order	Architectural Glass
We offer a wide range of glass colors and high-performance coatings that allow us to create unique designs, achieve specific light transmission levels and provide solar control options for energy efficiency. Additional value-added processes, such as digital printing, silk-screening and heat soaking, can be incorporated into the glass. High-performance glass is typically fabricated into custom insulating units and/or laminated units to allow for installation into window frames, curtainwall, storefront or entrance systems.

Aluminum Framing	Standard, Custom and Engineered-to-Order	Architectural Framing Systems and Architectural Services
Varying degrees of customization of our window, curtainwall, storefront and entrance systems are available depending on the customer's project requirements. In-house engineering capabilities allow us to meet the architect's design requirements. Our window systems can be operable or non-operable. Our curtainwall systems may be unitized (shop fabricated) or field fabricated. Depending on the requirements, we paint or anodize the aluminum components. Our capabilities also allow us to apply paint to polyvinyl chloride parts, such as interior shutters.

Installation	New Construction and Renovation Services	Architectural Services
We install curtainwall, window, storefront and entrance systems for non-monumental, new commercial and institutional buildings as well as for renovation of existing buildings. By integrating technical capabilities, project management skills and shop and field installation services, we provide design, engineering, fabrication and installation expertise for the building envelope to owners, architects and general contractors.

All of the businesses within the Architectural Glass, Architectural Framing Systems and Architectural Services segments manufacture their products by fabricating glass or metals in a job-shop environment. Products are shipped to the job site or other location where further assembly or installation may be required by the respective segment's customers.

Large-Scale Optical Technologies (LSO) Segment
The LSO segment primarily provides coated glass and acrylic for use in custom picture framing applications. The variables in the glass used for picture framing products are the size and coatings to give the glass UV protection, anti-reflective properties and/or security features. The following table describes the products provided by the LSO segment.

Products and Services	Product Attributes	Description
Value-Added Picture Framing Glass and Acrylic	UV, Anti-Reflective and/ or Security Features
Our coatings reduce the reflectivity of picture framing glass and protect pictures and art from the sun's damaging UV rays. Anti-reflective coatings on acrylic reduce glare and static charge on the surface.

Markets and Distribution Channels
Architectural Glass, Architectural Framing Systems and Architectural Services Segments
The market for architectural products and services is a subset of the construction industry and is differentiated by building type, level of customization required, customers, geographic location and project size. Published market data are not readily available for the market segments that we serve; however, we estimate market size by analyzing overall construction industry data.

Building type - The construction industry is typically segmented into residential construction and non-residential construction, which includes commercial, industrial and institutional construction. Apogee is a leading supplier of architectural glass products and services to the non-residential construction industry. Our architectural glass products and services are primarily used in commercial buildings (office towers, hotels and retail centers) and institutional buildings (education facilities and dormitories, health care facilities and government buildings), as well as high-end multi-family buildings (a subset of residential construction).

Level of customization - Most projects have some degree of customization, as the end product or service is based on customer-specified requirements for aesthetics and performance, and designed to satisfy local building codes. All of our Architectural Glass, Architectural Framing Systems and Architectural Services businesses are involved in transforming glass, aluminum and other materials to create customized window, curtainwall, storefront and/or entrance systems that meet customer specifications. The only constant is the base materials of the products and the processes we utilize to fabricate, manufacture and/or install the products. Within our Architectural Framing Systems segment, we also produce glass windows, storefront and entrance products in standard, modified standard and custom configurations.

Customers and distribution channels - Our customers and those that influence the projects include architects, building owners, general contractors and glazing subcontractors in the commercial construction market. Our high-performance architectural glass is marketed using a direct sales force and independent sales representatives. We market our custom and standard windows, curtainwall, storefront and entrance systems using a combination of a direct sales force, independent sales representatives and directly to distributors. Our installation and renovation services are marketed by a direct sales force, primarily in the metropolitan areas we serve in the United States and also where we have the ability to work with our customers in other U.S. markets.

Geographic location - From our domestic glass fabrication locations, we supply products primarily to the U.S. market, with some international distribution of our high-performance architectural glass. We estimate the U.S. market for architectural glass fabrication in non-residential buildings is approximately $1.1 billion in annual sales. From our Brazilian glass fabrication facility, we primarily supply architectural glass to the Brazilian market, which we estimate to be approximately $0.4 billion in annual sales. Our aluminum framing systems, including custom and standard windows, storefront and entrances, are marketed in North America, where we estimate the market size is approximately $2.5 billion in annual sales.

We estimate the U.S. market for installation services is approximately $7.5 billion in annual sales. Within the installation services market, Apogee is one of only a few companies to have a national presence, with offices in 10 locations serving multiple U.S. markets. We estimate that these areas represent approximately 35 percent of the total installation market but we have the ability to travel to other markets where we do not have a local presence. Although installation of building glass in new commercial and institutional construction projects is the primary focus of our business, we also offer installation retrofits or renovations for the outside skin of older commercial and institutional buildings.

Project size - The projects on which our Architectural Glass, Architectural Framing Systems and Architectural Services segments bid and work vary in size. Our aluminum framing systems and storefront and entrance systems are targeted toward mid-size projects, while our high-performance architectural glass fabrication products serve mid-size to monumental high-profile projects. Our Architectural Services segment is targeted toward mid-size projects.

LSO Segment
The Company's Tru Vue brand is the largest domestically manufactured brand for value-added glass and acrylic for the custom picture framing market. Under this brand, products are distributed primarily in North America through independent distributors, which supply national and regional chains and local picture framing shops, as well as through national retailers. The Company has also been successful in supplying products directly to museums and public and private galleries. We also have limited distribution in Europe and selected other international markets through independent distributors; we view this as a focus area for future growth of this segment.

Through the Company's leadership, the custom picture framing industry continues to convert from clear glass to value-added picture framing glass and acrylic, a trend that is expected to continue and has helped the Company offset market softness over the past several years. We believe that we have the majority of the share of demand for both the U.S. custom picture framing glass and valued-added glass markets. The value-added sector of this market is our target sector.

Warranties
We offer product and service warranties which we believe are competitive for the markets in which those products and services are sold. The nature and extent of these warranties depend upon the product, the market and, in some cases, the customer being served. Our standard warranties are generally from two to 10 years for our architectural glass, curtainwall and window system products, while we generally offer warranties of two years or less on our other products and installation services. In the event of a claim against a product for which we have received a warranty from the supplier, we pass the claim back to our supplier. Although we carry liability insurance with very high deductibles for product failures, we reserve for warranty exposures, as our insurance does not cover warranty claims. There can be no assurance that our insurance will be sufficient to cover all product failure claims in the future; that the costs of this insurance and the related deductibles will not increase materially; or that liability insurance for product failures will be available on terms acceptable to the Company in the future.

Sources and Availability of Raw Materials
Materials used within the Architectural Glass and Architectural Framing Systems segments include raw glass, aluminum billet and extrusions, vinyl, metal targets, insulated glass spacer frames, silicone, plastic extrusions, desiccant, chemicals, paints, lumber and urethane. Within the Architectural Services segment, materials used include fabricated glass, aluminum extrusions, silicone, plastic extrusions and fabricated metal panels. The LSO segment uses glass, hard-coated acrylic, acrylic substrates, coating materials and chemicals.

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

A majority of our raw materials are readily available from a variety of domestic and international sources, and no supplier delays or shortages are anticipated. While certain glass products may only be available at certain times of the year, all standard glass types and colors are available throughout the year in reasonable quantities from multiple suppliers.

Trademarks and Patents
The Company has several trademarks and trade names which it believes have significant value in the marketing of its products, including APOGEE®. Trademark registrations in the United States are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.

Within the Architectural Glass segment, VIRACON®, VIRACON VUE-50®, GUARDVUE®, STORMGUARD® and THE LEADER IN GLASS FABRICATION® are registered trademarks. In addition, GLASSEC®, INSULATTO® and BLINDATTO® are registered trademarks in Brazil. DIGITALDISTINCTIONS™, ROOMSIDE™, EXTREMEDGE™, CLEAR POINT™ and CYBERSHIELD™ are unregistered trademarks.

Within the Architectural Framing Systems segment, LINETEC®, WAUSAU WINDOW AND WALL SYSTEMS®, TUBELITE®, WAUSAU METALS®, ADVANTAGE BY WAUSAU®, 300ES®, THERML=BLOCK®, MAXBLOCK®, DFG®, ECOLUMINUM®, ALUMINATE®, GET THE POINT!® and FORCEFRONT® are registered trademarks. LITESPEED™ is an unregistered trademark.

Within the Architectural Services segment, HARMON GLASS®, HI - 5000® and HI - 7000® are registered trademarks.

Within the LSO segment, TRU VUE®, CONSERVATION CLEAR®, CONSERVATION MASTERPIECE ACRYLIC®, CONSERVATION REFLECTION CONTROL®, ULTRAVUE®, MUSEUM GLASS®, OPTIUM®, PREMIUM CLEAN®, REFLECTION CONTROL®, AR REFLECTION - FREE®, TRU VUE AR®, OPTIUM ACRYLIC®, OPTIUM MUSEUM ACRYLIC® and CONSERVATION MASTERPIECE® are registered trademarks. STATICSHIELD™ is an unregistered trademark.

The Company has several patents pertaining to our glass coating methods and products, including our UV coating and etch processes for anti-reflective glass for the picture framing industry. Despite being a point of differentiation from its competitors, no single patent is considered to be material to the Company.

Seasonality
The domestic businesses in our Architectural Glass, Architectural Framing Systems and Architectural Services segments experience a slight seasonal effect following the domestic commercial construction industry, with higher demand May through December. Our Brazilian Architectural Glass segment business does not have a significant seasonal trend. A bigger impact to net sales is the fact that the construction industry is highly cyclical in nature and can be influenced differently by the effects of the localized economy in geographic markets.

Within the LSO segment, picture framing glass sales tend to increase in the September to December timeframe. However, the timing of customer promotional activities may offset some of this seasonal impact.

Working Capital Requirements
Trade accounts receivable is the largest component of working capital for the Company, including receivables relating to contractual retention amounts that can be outstanding throughout the project duration within the Architectural Services segment. Payment terms offered to our customers are similar to those offered by others in the industry. For the Architectural Glass and Architectural Framing Systems segments, inventory requirements are not significant since these businesses make-to-order rather than build-to-stock for the majority of their products. As a result, inventory levels follow customer demand for the products produced.

Since the LSO segment builds-to-stock for the majority of its products, it requires greater inventory levels to meet the demands of its customers.

Dependence on a Single Customer
We do not have any one customer that exceeds 10 percent of the Company's consolidated net sales. However, there are important customers within each of our segments; the loss of one or more customers could have an adverse effect on the Company.

Backlog
At March 2, 2013, the Company's total backlog of orders considered to be firm was $298.3 million, compared with $238.9 million at March 3, 2012. We expect to produce and ship $254.7 million, or 85 percent, of the Company's March 2, 2013 backlog during fiscal 2014.

The Company views backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in its business. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of the Company, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Competitive Conditions
Architectural Glass, Architectural Framing Systems and Architectural Services segments
The markets served by the Architectural Glass, Architectural Framing Systems and Architectural Services segments are very competitive, are price and lead-time sensitive, and are primarily affected by changes in the North American commercial construction industry as well as changes in general economic conditions. Additionally, due to the Architectural Glass segment's operations in Brazil, it is impacted by the commercial construction industry and general economic conditions found in Brazil and the immediate region.

Interest rates, credit availability for commercial construction projects, material costs, employment rates, office vacancy rates, building construction starts and office absorption rates are key indicators to the commercial construction market conditions. As each of these economic indicators moves favorably, our businesses typically experience sales growth, and vice-versa. In recent history, economic conditions have had a significant adverse impact on the U.S. commercial construction industry as a whole, resulting in increased competition.

These segments primarily serve the custom portion of the commercial construction market, which is generally highly fragmented. The primary competitive factors are price, product quality, reliable service, on-time delivery, warranty and the ability to provide technical engineering and design services. There is potential to offset some competitive pressures through increased renovation of the exteriors of commercial and institutional buildings using some of our segments' products and services due to their premium energy-efficiency properties.

We believe that our competition does not provide the same level of custom coatings to the market as our Architectural Glass segment, but regional glass fabricators can provide somewhat similar products with similar attributes. Regional glass fabricators incorporate high performance, post-temperable glass products, procured from primary glass suppliers, into their insulated glass products. The availability of these products has enabled regional glass fabricators in some cases to bid on more complex projects than in the past. Since we typically target the more complex projects, we have encountered increased competition from these regional glass fabricators. On a limited basis, we encounter competition from international competitors on complex projects.

The commercial window and storefront manufacturing market is highly fragmented and our Architectural Framing Systems segment competes against several major aluminum window and storefront manufacturers in various market niches. With window products at the high-end of the performance scale and one of the industry's best standard window warranties for repair or replacement of defective product, we effectively leverage a reputation for engineering quality and delivery dependability into a position as a preferred provider for high-performance products. Within the architectural finishing market, we compete against regional paint and anodizing companies.

When providing glass installation and services, our Architectural Services segment largely competes against regional and local construction companies and installation contractors, and periodically against other larger national companies.

Our businesses in the Architectural Glass, Architectural Framing Systems and Architectural Services segments maintain significant relationships with architects, who influence the selection of products and services on a project. Additionally, throughout a construction project, the Architectural Services segment must maintain significant relationships with general contractors, who are the segment's direct customers. This is due to the high degree of dependence on general contractors and architects for project initiation and development of specifications. Additionally, the timing of a project depends on the schedule established by the general contractors and their ability to maintain this schedule. If a general contractor fails to keep a construction project on its established timeline, the timing and profitability of the project could be negatively impacted.

LSO Segment
Product attributes, pricing, quality, marketing, and marketing services and support are the primary competitive factors in the markets within the LSO segment. The Company's competitive strengths include our excellent relationships with our customers and the product performance afforded by our proprietary and/or patented processes. While there is significant price sensitivity in regard to sales of clear glass to picture framers, there is somewhat less price sensitivity on our value-added glass products since there is less competition for these products. There is competition in North America with European imports of certain valued-added products market for picture framing. These competitors mainly compete against suppliers of clear glass, but have caused additional pricing pressure in the market for value-added glass products.

Research and Development
The amount spent on research and development activities was $6.8 million, $7.2 million and $6.3 million in fiscal 2013, 2012 and 2011, respectively. Of this amount, $1.6 million, $0.8 million and $1.8 million, respectively, was focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and is included in cost of sales in the accompanying consolidated financial statements.

Environment
We use hazardous materials in our manufacturing operations, and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of wastes. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that we believe enable us to properly manage the regulated materials used in our manufacturing processes and wastes created by the production processes, and we have implemented a program to monitor our compliance with environmental laws and regulations. Although we believe we are currently in material compliance with such laws and regulations, current or future laws and regulations could require us to make substantial expenditures for compliance with chemical exposure, waste treatment or disposal regulations. We spent approximately $0.1 million, $0.2 million and $0.3 million in fiscal 2013, 2012 and 2011, respectively, to reduce wastewater solids and hazardous air emissions at our facilities. We expect to incur costs to continue to comply with laws and regulations in the future for our ongoing manufacturing operations but do not expect these to be material to our financial statements.

As part of the acquisition of Tubelite Inc. (Tubelite) on December 21, 2007, we acquired a manufacturing facility which has historical environmental conditions. We believe that Tubelite is a “responsible party” for certain of these historical environmental conditions, and the Company intends to remediate those conditions. The Company believes the remediation activities can be conducted without significant disruption to manufacturing operations at this facility. As of March 2, 2013, the environmental reserve balance was $2.0 million.

Employees
The Company employed 3,871 and 3,636 persons on March 2, 2013 and March 3, 2012, respectively. At March 2, 2013, 486 of these employees were represented by U.S. labor unions and 286 of these employees were represented by labor unions in Brazil.

The Company is a party to approximately 45 collective bargaining agreements in the United States with several different unions. The number of collective bargaining agreements to which the Company is a party varies with the number of cities in which our Architectural Services segment has active construction contracts. The Company considers its employee relations to be very good, and has not experienced any loss of workdays due to strike.

Foreign Operations and Export Sales
During the years ended March 2, 2013, March 3, 2012 and February 26, 2011, the Company's export sales from domestic operations, principally from sales of architectural glass, amounted to approximately $63.5 million, $75.7 million and $79.4 million, respectively, or 9 percent of net sales in fiscal 2013, 11 percent of net sales in fiscal 2012, and 14 percent of net sales in fiscal 2011. Consolidated net sales for fiscal 2013, 2012 and 2011 include GlassecViracon sales of $32.0 million, $34.1 million and $3.7 million, respectively, or five percent of net sales in each of fiscal 2013 and 2012, and approximately one percent of net sales in fiscal 2011, all of which were non-U.S. sales.

Available Information
The Company maintains a website at www.apog.com. Through a link to a third-party content provider, this corporate website provides free access to the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after electronic filing such material with, or furnishing it to, the Securities and Exchange Commission. Also available on our website are various corporate governance documents, including our Code of Business Ethics and Conduct, Corporate Governance Guidelines, and charters for the Audit, Compensation, Strategy and Enterprise Risk, and Nominating and Corporate Governance Committees of the Board of Directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions with Apogee Enterprises and Five-Year Employment History
Joseph F. Puishys	55
Chief Executive Officer and President of the Company since August 2011. President of Honeywell's Environmental and Combustion Controls division from 2008 through 2011, President of Honeywell's Building Solutions from 2005 through 2008 and President of Honeywell Building Solutions, America from 2004 to 2005.

James S. Porter	52	Chief Financial Officer since October 2005. Vice President of Strategy and Planning from 2002 through 2005. Various management positions within the Company since 1997.
Patricia A. Beithon	59	General Counsel and Secretary since September 1999.
Gary R. Johnson	51	Vice President, Treasurer since January 2001. Various management positions within the Company since 1995.
John A. Klein	57
Senior Vice President, Operations and Supply Chain Management of the Company since April 2012. Director of Operations at Cooper Industries' Power Systems Division from 2008 through 2012, Vice President of Operations at Rexnord Industries' Bearing Division from 2005 through 2007.

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

Operational Risks
Economic conditions
Our Architectural Glass, Architectural Framing Systems and Architectural Services segments are dependent on global economic conditions and the cyclical nature of the North American commercial construction industry. There has traditionally been a lag between the general economy in the United States and the North American commercial construction industry. There is an additional lag of approximately eight months to when we deliver the products or services and recognize revenue. These industry and economic conditions may adversely impact the markets we serve or the timing of the lag, resulting in lower net sales and earnings.

Our Architectural Glass segment's operation located in Brazil is subject to the economic, political and tax conditions prevalent in the region. The economic conditions in this region are subject to different growth expectations, market weaknesses and business practices than seen in the U.S. market. We cannot predict how changing market conditions in this region will impact our financial results.

Our LSO segment depends on the strength of the retail picture framing market. This market is highly dependent on consumer confidence and the conditions of the U.S. economy. We have been able to partially offset the impact of economic slowdowns in the recent past with an increase in the mix of higher value-added picture framing products. If consumer confidence further declines, whether as a result of an economic slowdown, uncertainty regarding the future or other factors, our use of these strategies may not be as successful in the future, resulting in a potential decrease in net sales and operating income.

Competitors
All of our operating segments operate in competitive markets where the actions of competitors or new market entrants could result in a loss of customers or share of that customer's purchases. Additionally, changes in our competitor's products, prices or services could negatively impact our market share, net sales or margins.

Our Architectural Glass and Architectural Framing Systems segments have seen an increase in imports of competitive products from lower-cost, international suppliers that, if this were to continue, could impact our net sales and margins. Our LSO segment competes with several small international specialty glass manufacturers that have traditionally not penetrated the domestic markets. Although these LSO competitors tend to be low price providers and have not been able to meet the specification level of our products, upgrades to our competitor's products could drive prices down, which could have a negative impact on our share of demand, net sales or margins.

Capacity utilization
Near-term performance depends, to a significant degree, on our ability to utilize available production capacity. The failure to successfully utilize or manage capacity, the impact of closing a facility in the future, or re-opening a currently closed facility, could adversely affect our operating results. Additionally, advances in product or process technologies on the part of existing or prospective competitors could have a significant impact on our ability to utilize our capacity and, therefore, have an adverse impact on our net sales and operating results.

Product quality
We manufacture and/or install a significant portion of our products based on specific requirements of each customer. We believe that future orders of our products or services will depend on our ability to maintain the performance, reliability and quality standards required by our customers. If our products or services have performance, reliability or quality problems, or products are installed with incompatible glazing materials, we may experience additional warranty and service expense; reduced or canceled orders; diminished pricing power; higher manufacturing or installation costs; or delays in the collection of accounts receivable. Additionally, performance, reliability or quality claims from our customers, with or without merit, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages that could negatively impact our financial results.

Project management and installation issues
The Architectural Services segment is typically awarded fixed-price contracts for installation services. Often, bids are required before all aspects of a construction project are known. An underestimate in the amount of labor required and/or cost of materials for a project; a change in the timing of the delivery of product; difficulties or errors in execution; use of incompatible glazing materials; or significant project delays, caused by us or other trades, could result in failure to achieve the expected results. Any such issues could result in losses on individual contracts that could impact our operating results.

Tax incentives
We have recently made commitments to expand certain manufacturing facilities and make investments in new manufacturing capabilities. Contributing to the decision to make such investments was the availability of federal, state and local tax incentives including tax credits, tax increment financing and grants. If the Company is not able to realize the benefits of planned tax incentive packages, future operating results could be negatively impacted.

Consumer preference changes
Any change in customer preference, architectural trends or building codes that reduces window-to-wall ratios in non-residential construction would negatively impact net sales and operating income in our Architectural Glass, Architectural Framing Systems and Architectural Services segments. The LSO segment depends on U.S. consumers framing art and other decorative items. Any shift in customer preference away from framed art to other forms of decorative media could negatively impact future net sales and operating income.

Customer concentration
The LSO segment is highly dependent on a relatively small number of customers for its sales. We continue to expect to derive a significant portion of our net sales from a small number of customers. Accordingly, loss of a significant customer or a significant reduction in pricing, or a shift to a less favorable mix of value-added picture framing glass or acrylic products for one of those customers could materially reduce LSO net sales and operating results in any one year.

Financial Risks
Volatility of global financial markets
Global financial markets have been experiencing disruption over the past several years, including, among other things, volatility in securities prices; diminished liquidity and credit availability; rating downgrades of certain investments; and changes in valuation of foreign currency against the U.S. dollar. Further volatility could lead to challenges in our business and negatively impact our financial condition or results of operations, or lead to impairment of long-lived assets, including goodwill. The tightening of credit in financial markets could adversely affect our ability, as well as the ability of our customers and suppliers, to obtain and maintain financing. In addition, lack of financing for commercial construction projects could further result in a decrease in orders and spending for our products and services. We also maintain a significant amount of assets in the form of investments, primarily municipal bonds. The value of these investments and the timing of our need for cash could have a significant negative impact on our operating results.

Predictability and volatility of net sales and operating profits
Our net sales and operating results may fall below Company-provided guidance and the expectations of securities analysts or investors in future periods. Our annual net sales and operating results may vary depending on a number of factors, including, but not limited to, fluctuating customer demand, delay or timing of shipments, construction delays or cancellations due to lack of financing for construction projects, changes in product and project mix or market acceptance of new products. Manufacturing or operational difficulties that may arise due to quality control, capacity utilization of our production equipment or staffing requirements may also adversely impact our annual net sales and operating results. In addition, competition, including new entrants into our markets, the introduction of new products by competitors, adoption of competitive technologies by our customers, and competitive pressures on prices of our products and services, could adversely impact our annual net sales and operating results. Finally, our annual net sales and operating results may vary depending on raw material pricing and the potential for disruption of supply, and changes in legislation that could have an adverse impact on our labor or other costs. Our failure to meet net sales and operating result expectations would likely adversely affect the market price of our common stock.

Self-Insurance and Product Liability Risk
We obtain third-party insurance for potential losses from general liability, employment practices, workers' compensation and automobile liability risk. However, a high amount of risk is retained on a self-insured basis through a wholly-owned insurance subsidiary. Therefore, a material product liability event, such as a material rework event, could have a material adverse effect on our operating results.

Environmental Regulation Risks
We use hazardous chemicals in producing our products. One of our facilities has certain historical environmental conditions which we believe require remediation. Our inability to remediate the historical environmental conditions at the facility at or below the amounts reserved, therefore, could have a material adverse impact on future financial results. Additionally, we are subject to a variety of local, state and federal governmental regulations relating to storage, discharge, handling, emission, generation and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. Our failure to comply with current or future environmental regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes or increased costs. Our financial results could also be adversely impacted by rising energy and material costs associated with environmental regulations.

Personnel Risks
Our success depends on the skills, experience and efforts of our executive management and other key personnel. If, for any reason, one or more senior executives or key personnel were not to remain active in our Company, our financial results could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The following table lists, by segment, the Company's major facilities as of March 2, 2013, the general use of the facility and whether it is owned or leased by the Company.

Facility	Location	Owned/ Leased	Size (sq. ft.)	Function
Architectural Glass Segment
Viracon	Owatonna, MN	Owned	765,500	Mfg/Admin
Viracon	Owatonna, MN	Owned	136,050	Mfg/Admin
Viracon	Owatonna, MN	Leased	160,000	Warehouse
Viracon	Statesboro, GA	Owned	397,200	Mfg/Warehouse
Viracon	St. George, UT	Owned(1)	236,000	Mfg/Warehouse
GlassecViracon	Nazaré Pulista, Brazil	Owned(2)	100,000	Mfg/Admin

Architectural Framing Systems Segment
Wausau Window and Wall Systems	Wausau, WI	Owned	370,400	Mfg/Admin
Wausau Window and Wall Systems	Stratford, WI	Owned	67,000	Mfg
Linetec	Wausau, WI	Owned	430,000	Mfg/Admin
Tubelite	Reed City, MI	Owned	245,000	Mfg
Tubelite	Walker, MI	Leased	123,125	Mfg/Admin

Architectural Services Segment
Harmon, Inc. Headquarters	Minneapolis, MN	Leased	12,954	Admin
Harmon, Inc.	West Chester, OH	Leased	78,260	Mfg

LSO Segment
Tru Vue	McCook, IL	Owned	300,000	Mfg/Admin
Tru Vue	Faribault, MN	Owned	274,600	Mfg/Admin

Other
Apogee Headquarters	Minneapolis, MN	Leased	16,873	Admin

(1)	As previously announced, this facility will be closed in fiscal 2014 and is anticipated to remain closed for approximately two years.

(2)	This is an owned facility; however, the land is leased from the city.

In addition to the locations listed above, the Architectural Services segment business operates 10 leased locations, serving multiple markets.

One of the Viracon facilities, a portion of the Wausau Window and Wall Systems facility, a portion of the Linetec facility and the Tru Vue facilities were constructed with the use of proceeds from industrial revenue bonds issued by their applicable cities. These properties are considered owned since, at the end of the bond term, title reverts to the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply and services industry, the Company's construction supply and services businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of employment practices, workers' compensation, general liability and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Apogee common stock is traded on the NASDAQ Stock Market LLC (Nasdaq) under the ticker symbol APOG.

As of April 10, 2013, there were approximately 1,416 shareholders of record and 9,118 shareholders for whom securities firms acted as nominees.

The following chart shows the quarterly range and year-end closing prices for one share of the Company's common stock over the past five fiscal years.

	First		Second		Third		Fourth		Year-end
	Low	High	Low	High	Low	High	Low	High	Close
2013	$12.17	$16.44	$14.14	$17.20	$15.80	$23.31	$22.20	$26.62	$26.21
2012	12.42	14.82	8.21	13.45	7.79	11.54	9.42	15.05	12.60
2011	12.57	16.89	9.05	13.89	8.76	12.05	10.79	14.72	13.92
2010	8.12	14.61	11.17	15.14	12.50	16.48	12.91	16.35	14.29
2009	14.08	24.22	15.07	25.99	5.32	21.46	6.08	12.77	9.47

Dividends
The Board of Directors quarterly evaluates declaring dividends based on operating results, available funds and the Company's financial condition. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly and annual cumulative cash dividends per share for the past five fiscal years.

	First	Second	Third	Fourth	Total
2013	$0.0900	$0.0900	$0.0900	$0.0900	$0.3600
2012	0.0815	0.0815	0.0815	0.0815	0.3260
2011	0.0815	0.0815	0.0815	0.0815	0.3260
2010	0.0815	0.0815	0.0815	0.0815	0.3260
2009	0.0740	0.0740	0.0815	0.0815	0.3110

Purchases of Equity Securities by the Company
The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
December 2, 2012 through December 29, 2012	745	$23.09	—	970,877
December 30, 2012 through January 26, 2013	1,977	24.50	—	970,877
January 27, 2013 through March 2, 2013	1,696	25.48	—	970,877
Total	4,418	$24.66	—	970,877
(a) The shares in this column represent shares that were surrendered to us by plan participants in order to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.
(b) In April 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock, which was announced on April 10, 2003. In January 2008, the Board of Directors increased the authorization by 750,000 shares, which was announced on January 24, 2008. In October 2008, the Board of Directors increased the authorization by 1,000,000 shares, which was announced on October 8, 2008. The Company's repurchase program does not have an expiration date.

Comparative Stock Performance
The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the Standard & Poor's Small Cap 600 Growth Index and the Russell 2000 Index. This graph assumes a $100 investment in each of Apogee, the Standard & Poor's Small Cap 600 Growth Index and the Russell 2000 Index at the close of trading on March 1, 2008, and also assumes the reinvestment of all dividends.

	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013
Apogee	$100.00	$63.09	$97.68	$95.15	$86.12	$179.15
S&P S&P Small Cap 600 Growth Index	100.00	57.21	92.19	123.42	129.40	147.77
Russell 2000 Index	100.00	56.69	91.60	119.79	116.94	133.31

For the fiscal year ended March 2, 2013, our primary business activities included architectural glass (approximately 35 percent of net sales), architectural framing systems (approximately 27 percent of net sales), architectural services (approximately 27 percent of net sales) and large-scale optical technologies (approximately 11 percent of net sales). We are not aware of any competitors, public or private, that are similar to us in size and scope of business activities. Most of our direct competitors are either privately owned or divisions of larger, publicly owned companies.

ITEM 6. SELECTED FINANCIAL DATA

The following information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.

(In thousands, except per share data and percentages)	2013	2012(1)	2011(2)	2010	2009	2008
Results from Operations Data
Net sales	$700,224	$662,463	$582,777	$696,703	$925,502	$881,809
Gross profit	145,733	117,120	83,120	162,095	200,748	185,150
Operating income (loss)	27,419	3,816	(20,972)	45,430	77,655	66,459
Earnings (loss) from continuing operations	18,778	4,697	(14,157)	31,217	51,195	43,170
Net earnings (loss)	19,111	4,645	(10,332)	31,742	51,035	48,551
Earnings (loss) per share - basic
Continuing operations	0.67	0.17	(0.51)	1.14	1.85	1.52
Net earnings (loss)	0.68	0.17	(0.37)	1.16	1.84	1.71
Earnings (loss) per share - diluted
Continuing operations	0.66	0.17	(0.51)	1.13	1.82	1.49
Net earnings (loss)	0.67	0.17	(0.37)	1.15	1.81	1.67

Balance Sheet Data
Current assets	$251,841	$229,439	$213,923	$246,586	$228,688	$259,229
Total assets	520,141	493,104	511,098	526,854	527,684	563,508
Current liabilities	122,167	105,771	113,946	128,887	157,292	177,315
Long-term debt	20,756	20,916	21,442	8,400	8,400	58,200
Shareholders' equity	333,318	321,198	327,677	343,590	316,624	284,582

Cash Flow Data
Depreciation and amortization	$26,529	$27,246	$28,218	$29,601	$29,307	$22,776
Net cash provided by (used in) continuing operating activities	40,716	27,981	(7,985)	97,234	116,298	86,235
Net cash used in investing activities	(57,132)	(18,498)	(14,391)	(53,245)	(40,239)	(103,584)
Net cash provided by (used in) financing activities	232	(13,116)	209	(9,832)	(74,758)	14,843
Capital expenditures	34,664	9,650	9,126	9,765	55,184	55,208
Dividends(3)	10,316	9,153	9,161	9,112	8,800	8,192

Other Data
Gross margin - % of sales	20.8%	17.7%	14.3%	23.3%	21.7%	21%
Operating margin - % of sales	3.9%	0.6%	(3.6)%	6.5%	8.4%	7.5%
Effective tax rate - %	29.3%	(28.8)%	32%	32.1%	35%	30.7%
Non-cash working capital	$44,096	$44,374	$39,426	$15,064	$44,336	$69,650
Debt as a % of total capital	5.9%	6.1%	6.4%	2.4%	2.6%	17%
Return on:
Average shareholders' equity - %	5.8%	1.4%	(3.1)%	9.6%	17%	18.7%
Average invested capital(4)- %	4.3%	0.6%	(3.4)%	7.5%	12.6%	11.4%
Dividend yield at year-end - %	1.4%	2.6%	2.3%	2.3%	3.3%	1.8%
Book value per share	11.69	11.45	11.66	12.29	11.40	9.9
Price/earnings ratio at year-end	39:1	76:1	NM	12:1	5:1	9:1
Average monthly trading volume	3,381	2,830	4,790	5,900	8,400	7,740

(1)	Fiscal 2012 included 53 weeks compared to 52 weeks in each of the other periods presented.

(2)	Includes the acquisition of Glassec in November 2010.

(3)	See Item 5 for dividend per share data.

(4)	[(Operating income + equity in earnings of affiliated companies) x (.65)]/average invested capital
NM=Not meaningful

In the fourth quarter of fiscal 2013, the Company revised its reporting segments. Previously the Company had two reporting segments: Architectural Products and Services, and Large-Scale Optical Technologies. In the fourth quarter of fiscal 2013, the Company expanded the number of reporting segments to four as it separated the Architectural Products and Services segment into three reportable segments: Architectural Glass, Architectural Framing Systems and Architectural Services. The LSO reporting segment remains unchanged. The table below presents historical net sales, operating income and capital expenditures for our new reporting segments.

(In thousands)	2013	2012	2011	2010	2009	2008
Net Sales from continuing operations
Architectural glass	$266,456	$278,087	$233,164	$272,775	$398,308	$367,331
Architectural framing systems	191,137	174,930	132,371	165,414	199,037	177,087
Architectural services	186,570	149,779	152,909	210,478	289,001	291,079
Large-scale optical	79,947	78,532	75,426	70,707	71,476	82,993
Intersegment elimination	(23,886)	(18,865)	(11,093)	(22,671)	(32,320)	(36,681)
Total	$700,224	$662,463	$582,777	$696,703	$925,502	$881,809

Operating Income (Loss) from continuing operations
Architectural glass	$(4,391)	$(19,595)	$(49,126)	$(4,311)	$28,695	$33,474
Architectural framing systems	14,584	10,402	189	16,996	18,291	18,688
Architectural services	(1,008)	(2,879)	11,269	18,906	17,707	1,387
Large-scale optical	20,993	19,605	20,540	16,870	16,897	15,398
Corporate and other	(2,759)	(3,717)	(3,844)	(3,031)	(3,935)	(2,488)
Total	$27,419	$3,816	$(20,972)	$45,430	$77,655	$66,459

Capital Expenditures from continuing operations
Architectural glass	$17,373	$4,335	$3,488	$3,563	$17,074	$24,640
Architectural framing systems	8,151	2,232	1,901	1,481	25,547	6,993
Architectural services	3,939	358	430	194	738	475
Large-scale optical	2,792	1,244	652	2,528	8,189	19,103
Corporate and other	2,409	1,481	2,655	1,999	3,636	3,997
Total	$34,664	$9,650	$9,126	$9,765	$55,184	$55,208

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management's current expectations or beliefs of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A in this Form 10-K. From time to time, we also may provide oral and written forward-looking statements in other materials we release to the public such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under Item 1A in this Form 10-K.

We wish to caution investors that other factors might in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time; it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview
We are a leader in certain technologies involving the design and development of value-added glass products, services and systems. The Company transitioned to four segments in fiscal 2013, which reflects the separation of the Architectural Products and Services segment into the Architectural Glass, Architectural Framing Systems and Architectural Services segments. The Large-Scale Optical Technologies (LSO) segment remains unchanged. All information in this Annual Report on Form 10-K has been recast to conform to this new segment reporting structure.

The Company's four reportable segments are: Architectural Glass, Architectural Framing Systems, Architectural Services and LSO. Our Architectural Glass segment consists of Viracon, a fabricator of coated, high-performance architectural glass for global markets. The Architectural Framing Systems segment companies design, engineer and fabricate the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial and institutional buildings. We have aggregated three operating segments into the Architectural Framing Systems reporting segment based upon their similar products, customers, distribution methods, production processes and economic characteristics: Wausau Window and Wall Systems, a manufacturer of standard and custom aluminum window systems and curtainwall for the North American commercial construction market; Tubelite, a fabricator of aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry; and Linetec, a paint and anodizing finisher of architectural aluminum and PVC shutters for U.S. markets. The Architectural Services segment consists of Harmon, one of the largest U.S. full-service companies that designs, engineers, fabricates and installs the walls of glass and windows comprising the outside skin of commercial and institutional buildings for new construction and renovation. Our LSO segment consists of Tru Vue, a manufacturer of value-added glass and acrylic for the custom picture framing and fine art market.

The following highlights the results for fiscal 2013:

•
The Architectural Glass segment's operating results improved by $15.2 million, primarily due to improved architectural glass pricing, a better mix of business, and improved operating performance and cost management.

•
The Architectural Framing Systems segment benefited from market share gains in target markets and from launching new products, driving a net sales increase of 9.3 percent and an operating income improvement of 40.2 percent.

•	The Architectural Services segment saw a 24.6 percent improvement in net sales compared to fiscal 2012, largely due to revenue growth related to expansion of our domestic footprint.

•
The LSO segment saw operating income increase 7.1 percent on flat revenues due to good manufacturing performance. During fiscal 2013, the LSO segment introduced new glass and acrylic products, and entered new international picture framing markets.

•	Consolidated backlog was $298.3 million at March 2, 2013, up 25 percent over fiscal 2012 levels.

Strategy

Architectural Glass, Architectural Framing Systems and Architectural Services Segments
All of these segments serve the commercial construction market, which is highly cyclical. They participate in various phases of the value chain to design, engineer, manufacture and install customized aluminum and glass window, curtainwall, and storefront and entrance systems for commercial buildings - each with nationally recognized brands and leading positions in their target market segments.

The window, curtainwall, and storefront systems manufactured by our Architectural Framing Systems segment, as well as the glass products fabricated by our Architectural Glass segment, are sold to installers who enclose commercial buildings, such as offices, hospitals, educational facilities, government facilities, high-end multi-family buildings and retail centers. We believe building contractors and architects value our ability to deliver quality, customized window and curtainwall solutions. Their customers - building owners and developers - value the distinctive look, energy efficiency, and hurricane and blast protection features of our window and curtainwall systems. These benefits can contribute to higher lease rates, lower operating costs due to the energy efficiency of our value-added glass, a more comfortable environment for building occupants, and protection for buildings and occupants from hurricanes and blasts.

Our Architectural Services segment provides services to fabricate and install glass window and curtainwall systems on newly constructed commercial buildings as well as providing large scale retrofit services for the window and curtainwall systems on existing commercial buildings. We collaborate closely with our customers, the general contractors, to complete installation projects on time and on budget in order to minimize costly job-site labor overruns.

We look at several market indicators, such as office space vacancy rates, architectural billing statistics, employment and other economic indicators, to gain insight into the commercial construction market. One of our primary indicators is U.S. non-residential construction market activity as documented by McGraw-Hill Construction (McGraw-Hill), a leading independent provider of construction industry analysis, forecasts and trends. We utilize the information for the building types that we typically serve (office towers, hotels, retail centers, education facilities and dormitories, health care facilities, government buildings and high-end multi-family buildings) and adjust this information (which is based on construction starts) to align with our fiscal year and the lag that is required to account for when our products and services typically are initiated in a construction project - approximately eight months after project start. From the McGraw-Hill data, our U.S. markets had a compound annual growth rate of negative 5 percent over our past three fiscal years, while our combined architectural segments' domestic compound annual growth rate was negative 2 percent over that same period.

Our overall strategy in these segments is to grow faster than our commercial construction markets through new products, new geographies and new markets, while remaining focused on distinctive solutions for enclosing commercial buildings. We draw upon our leading brands, energy-efficient products and reputation for high quality and service in pursuit of our strategies. Each of our operating segments has the ability to grow through geographic or product line expansion, and we regularly evaluate acquisition opportunities in complementary markets. Finally, we aspire to lead our markets in the development of practical, energy-efficient products for “green” buildings for new construction and renovation. We have introduced products and services designed to meet the growing demand for green building materials. These products have included new energy-efficient glass coatings, thermally enhanced aluminum framing systems, and systems with a high percentage of recycled content.

During fiscal 2011, we began to restore pricing of our Architectural Glass segment's products to better reflect the value our products deliver to the marketplace, and have seen the benefits of those price increases during fiscal 2013. In addition, we have been and continue to take measures to keep our cost structure in line with revenue, including continuing to focus on productivity while maintaining and upgrading our capacity to gain market share. We acquired Glassec, a leading architectural glass fabricator in Brazil, in November 2010, establishing an architectural glass footprint in a developing and fast-growing market where we can provide technical and operational excellence. We have been successful in winning and profitably executing installation and storefront work in new domestic metropolitan markets. We are focusing on renovation of window and curtainwall systems where all sectors are increasing their interest in upgrading the façades and improving the energy efficiency of their buildings.

During fiscal 2013, we made capital investments for growth, to improve productivity, and for new products and capabilities. During fiscal 2014, we will make investments for growth, productivity and product development capabilities, including a new state-of-the-art coater in our Architectural Glass segment.

LSO segment
Our basic strategy in this segment is to convert the custom picture framing market from clear uncoated glass and acrylic products to value-added products that protect art from UV damage while minimizing reflection from the glass, so that viewers see the art rather than the glass. We estimate that over 60 percent of the U.S. picture framing market has converted to value-added glass. Although we are finding it more difficult to convert the remaining market, we continue to see conversion in the U.S. market. We offer a variety of products with varying levels of reflection control and promote the benefits to consumers with point-of-purchase displays and other promotional materials.

Over the past four years, we have entered the global fine art market, which includes museums and private art collections. This market appreciates the conservation and anti-reflective properties of our products, primarily our acrylic products. Acrylic is a preferred material in the fine art market because the product is light weight, which allows for art that is much larger and for which weight is an important consideration. We have developed several acrylic products to support this market.

In fiscal 2012, we began selling our custom picture framing glass and acrylic in Europe where, historically, we have had very little presence. We have had success in entering new international markets during fiscal 2013. We believe our products and distribution networks will enable us to grow at a faster pace internationally than in the United States.

Results of Operations
Net Sales

(Dollars in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net sales	$700,224	$662,463	$582,777	5.7%	13.7%

Fiscal 2013 Compared to Fiscal 2012
Sales increased 5.7 percent during fiscal 2013 largely due to share gains through domestic geographic expansion and increased penetration in target markets in the Architectural Services and Architectural Framing Systems segments, representing approximately 4 percentage points of the increase. Improved pricing in the Architectural Glass segment also had a favorable impact on fiscal 2013 revenues, representing another approximately 4 percentage points of the increase over fiscal 2012. Fiscal 2013 included 52 weeks compared to the prior-year 53-week period, which had a negative impact of approximately 2 percentage points on current-year sales.

Fiscal 2012 Compared to Fiscal 2011
Sales increased 13.7 percent during fiscal 2012, despite flat market conditions, due primarily to market share gains in the Architectural Framing Systems segment, representing approximately 7 percentage points of the increase. Improved pricing in the Architectural Glass segment contributed approximately 4 percentage points of the increase. The GlassecViracon business within our Architectural Glass segment that was acquired in the third quarter of fiscal 2011 accounted for 5 percentage points of the increase in fiscal 2012. In addition, fiscal 2012 included 53 weeks compared to the prior-year 52-week period, which had a 2 percent favorable impact on current-year sales. These items were partially offset by volume declines in the Architectural Glass segment during fiscal 2012 of approximately 4 percentage points.

Performance
The relationship between various components of operations, as a percentage of net sales, is illustrated below for the past three fiscal years.

(Percentage of net sales)	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	79.2	82.3	85.7
Gross profit	20.8	17.7	14.3
Selling, general and administrative expenses	16.9	17.1	17.9
Operating income (loss)	3.9	0.6	(3.6)
Interest income	—	0.2	0.1
Interest expense	0.2	0.2	0.1
Other (expense) income, net	—	—	—
Earnings (loss) from continuing operations before income taxes	3.8	0.6	(3.6)
Income tax expense (benefit)	1.1	(0.1)	(1.2)
Earnings (loss) from continuing operations	2.7	0.7	(2.4)
Earnings (loss) from discontinued operations, net of income taxes	0.1	—	0.6
Net earnings (loss)	2.7%	0.7%	(1.8)%
Effective income tax rate for continuing operations	29.3%	(28.8)%	32.0%

Fiscal 2013 Compared to Fiscal 2012
Consolidated gross profit was up 3.1 percentage points due to improved pricing in the Architectural Glass segment, productivity improvements across all segments, and the margin impact from the revenue growth in the Architectural Services and Architectural Framing Systems segments. In addition, we benefited from completing higher margin work and positive project execution in the Architectural Services segment.

Selling, general and administrative (SG&A) expenses decreased as a percent of sales to 16.9 percent in fiscal 2013 from 17.1 percent in fiscal 2012, while spending was up $5.0 million. The increase in spending was primarily due to increased expense for incentive compensation programs, as Company operating performance improved. This was partially offset by a decrease in costs related to the Chief Executive Officer (CEO) transition that were included in fiscal 2012 SG&A expenses.

Fiscal 2013 income tax expense returned to normal levels as compared to fiscal 2012, which included tax benefits from credits and deductions on a low base of earnings and the impact of statute of limitation expirations for prior fiscal years.

Fiscal 2012 Compared to Fiscal 2011
Consolidated gross profit was up 3.4 percentage points in fiscal 2012 due to higher pricing in the Architectural Glass segment and the margin impact from revenue growth in the Architectural Framing Systems segment, partially offset by lower margin work in the Architectural Services segment. Fiscal 2012 also benefited from a reduction in costs incurred to resolve product quality concerns within the Architectural Glass segment.

SG&A expenses decreased as a percent of sales to 17.1 percent in fiscal 2012 from 17.9 percent in fiscal 2011, while spending was up $9.2 million. Approximately half of the increase in spending related to the impact of the addition of the GlassecViracon business. Transition costs related to our retiring CEO and hiring our new CEO, increased commissions as a result of increased sales, and increased promotional costs in our LSO segment also contributed to the increase in spending.

Fiscal 2012 income tax expense on pre-tax income was more than offset by tax benefits from credits and deductions on a low base of earnings and the impact of statute of limitation expirations for prior fiscal years.

Segment Analysis
Architectural Glass

(In thousands)	2013	2012	2011
Net sales	$266,456	$278,087	$233,164
Operating loss	(4,391)	(19,595)	(49,126)
Operating loss as a percent of sales	(1.6)%	(7.0)%	(21.1)%

Fiscal 2013 Compared to Fiscal 2012. Fiscal 2013 net sales decreased $11.6 million or 4.2 percent from fiscal 2012. Revenues were down 13 percentage points attributable to volume decreases, partially offset by a 9 percentage point increase in net sales from improved pricing. The volume declines were largely due to a planned decline in export sales as we focus on more profitable domestic projects, as well as the impact of exchange rates on our Brazilian business.

For fiscal 2013, the segment incurred an operating loss of $4.4 million, with an operating margin of negative 1.6 percent, compared to an operating loss of $19.6 million and a negative operating margin of 7.0 percent in fiscal 2012. The fiscal 2013 improvement was primarily due to the improved pricing noted above, a better mix of business, and improved operating performance and management of fixed costs.

Fiscal 2012 Compared to Fiscal 2011. Fiscal 2012 net sales increased $44.9 million, or 19.3 percent, from fiscal 2011, primarily due to the addition of GlassecViracon, which accounted for approximately 13 percentage points of the increase. Improved pricing drove another approximately 10 percentage points of the increase, with a partial offset due to a slight decline in volume.

For fiscal 2012, the segment incurred an operating loss of $19.6 million, with an operating margin of negative 7.0 percent, compared to an operating loss of $49.1 million and a negative operating margin of 21.1 percent in fiscal 2011. The improvement was primarily due to improved pricing, a reduction in costs incurred to resolve product quality concerns and other cost reductions.

Architectural Framing Systems

(In thousands)	2013	2012	2011
Net sales	$191,137	$174,930	$132,371
Operating income	14,584	10,402	189
Operating income as a percent of sales	7.6%	5.9%	0.1%

Fiscal 2013 Compared to Fiscal 2012. Fiscal 2013 net sales increased $16.2 million, or 9.3 percent, over fiscal 2012. Volume growth was driven by the storefront and window businesses, including share gains in target markets and domestic geographic expansion.

Fiscal 2013 operating income was $14.6 million, with an operating margin of 7.6 percent, compared to $10.4 million and an operating margin of 5.9 percent in fiscal 2012. The fiscal 2013 improvement was primarily due to leverage on net sales growth in the segment, as well as better operating performance throughout the segment.

Fiscal 2012 Compared to Fiscal 2011. Fiscal 2012 net sales increased $42.6 million, or 32.2 percent, over fiscal 2011. Volume growth and increased market share in the storefront and window businesses drove the year-on-year improvement.

Fiscal 2012 operating income was $10.4 million, with an operating margin of 5.9 percent, compared to $0.2 million and an operating margin of 0.1 percent in fiscal 2011. The improved operating results were primarily due to leverage on net sales growth.

Architectural Services

(In thousands)	2013	2012	2011
Net sales	$186,570	$149,779	$152,909
Operating (loss) income	(1,008)	(2,879)	11,269
Operating (loss) income as a percent of sales	(0.5)%	(1.9)%	7.4%

Fiscal 2013 Compared to Fiscal 2012. Fiscal 2013 net sales increased $36.8 million, or 24.6 percent, over fiscal 2012. Revenue growth due to expansion of our domestic footprint accounted for the majority of the increase, or approximately 15 percentage points. The remaining 9 percentage points of the increase were due to increased volume serviced from our remaining domestic regions.

For fiscal 2013, the segment incurred an operating loss of $1.0 million, with an operating margin of negative 0.5 percent, compared to an operating loss of $2.9 million and a negative operating margin of 1.9 percent in fiscal 2012. The fiscal 2013 improvement was primarily due to the leverage on the net sales growth discussed above and positive project execution. These items were partially offset by costs incurred in the current fiscal year to start the domestic geographic expansion. In fiscal 2013 the segment was still working off projects that were bid at lower margins, but began to see higher-margin projects positively impact its results.

Fiscal 2012 Compared to Fiscal 2011. Fiscal 2012 net sales were down $3.1 million, a 2.0 percent decline from fiscal 2011, due to weak market conditions. In fiscal 2012, the segment incurred an operating loss of $2.9 million, with a negative operating margin of 1.9 percent, compared to operating income of $11.3 million and an operating margin of 7.4 percent in fiscal 2011. The decrease was due to reduced volume and lower margin work in this business, as it was working on projects that were bid at lower margins, while retaining key resources in preparation for market recovery and geographic expansion.

Large-Scale Optical Technologies (LSO)

(In thousands)	2013	2012	2011
Net sales	$79,947	$78,532	$75,426
Operating income	20,993	19,605	20,540
Operating income as a percent of sales	26.3%	25.0%	27.2%

Fiscal 2013 Compared to Fiscal 2012. LSO revenues were relatively flat to fiscal 2012, increasing 1.8 percent in fiscal 2013. Operating income as a percent of sales increased to 26.3 percent in fiscal 2013 from 25.0 percent in fiscal 2012, with an increase of $1.4 million in operating income. A strong mix of value-added picture framing product sales in fiscal 2013 was somewhat offset by lower volume partially due to one less week in the current year. The segment also continued to experience strong operating performance, which contributed to the improved margins in the year.

Fiscal 2012 Compared to Fiscal 2011. LSO revenues increased $3.1 million, or 4.1 percent, in fiscal 2012 to $78.5 million from $75.4 million in fiscal 2011 with an increase in sales to independent framers. The extra week in fiscal 2012 had a positive impact of 2 percentage points on sales. LSO segment operating income as a percent of sales decreased to 25.0 percent in fiscal 2012 from 27.2 percent in fiscal 2011 and operating income was down $0.9 million. Although we maintained a strong mix of value-added picture framing product sales in fiscal 2012, margins were negatively impacted by spending on sales, marketing and new market development initiatives, including international expansion.

Consolidated Backlog
At March 2, 2013, our consolidated backlog was $298.3 million, up 25 percent over the March 3, 2012 levels. We expect 85 percent of our total March 2, 2013 backlog to be recognized in fiscal 2014 revenue. We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of our ultimate profitability, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

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

During fiscal 2013, reductions in reserves related to the expiration of warranty periods resulted in non-cash, pre-tax income from discontinued operations of $0.5 million. In the fourth quarter of fiscal 2011, settlement of an outstanding legal claim related to a foreign discontinued operation resulted in a $1.6 million increase in reserves and a pre-tax loss from discontinued operations, which was finalized and paid in March 2011. In the second quarter of fiscal 2011, the favorable resolution of an outstanding tax exposure related to a foreign operation discontinued in 1998 resulted in the release of $4.9 million of uncertain tax positions and non-cash income from discontinued operations. The settlements of these two items represented the last significant remaining items with respect to our international curtainwall business.

Liquidity and Capital Resources

(Cash effect, in thousands)	2013	2012	2011
Operating Activities
Net cash provided by (used in) continuing operating activities	$40,716	$27,981	$(7,985)
Investing Activities
Capital expenditures	(34,664)	(9,650)	(9,126)
Proceeds from sales of property, plant and equipment	1,078	10,320	190
Acquisition of businesses, net of cash acquired	—	—	(20,629)
Change in restricted investments, net	(4,528)	12,726	(35,794)
Net (purchases) sales of marketable securities	(17,552)	6,605	50,978
Financing Activities
Proceeds from issuance of debt	10,000	121	12,000
Repurchase and retirement of common stock	—	(2,392)	—
Dividends paid	(10,316)	(9,153)	(9,161)

Operating activities. Cash provided by operating activities of continuing operations was $40.7 million in fiscal 2013 and $28.0 million in fiscal 2012, while cash used by operating activities was $8.0 million in fiscal 2011. Fiscal 2013 and 2012 operating cash flows were each positively impacted by the increased income reported for those fiscal years as compared to the respective prior-year periods. Fiscal 2011 operating cash flows were negatively impacted by the loss from operations in that fiscal year.

Non-cash working capital (current assets, excluding cash and short-term marketable securities available for sale and short-term restricted investments, less current liabilities) was $44.1 million at March 2, 2013, or 6.3 percent of fiscal 2013 net sales, our key metric for measuring working capital efficiency. This compares to $44.4 million at March 3, 2012, or 6.7 percent of fiscal 2012 net sales, and $39.4 million at February 26, 2011 or 6.8 percent of fiscal 2011 net sales. We believe that we have continued to manage working capital effectively while growing the business.

Investing Activities. Investing activities used cash of $57.1 million in fiscal 2013, provided cash of $18.5 million in fiscal 2012, and used cash of $14.4 million in fiscal 2011. The current year included new capital investments of $34.7 million for growth and productivity improvements, as well as new product introductions and maintenance capital. Net purchases of $4.5 million for restricted investments during the period were the result of $10.0 million of industrial development bonds (reflected in financing activities) that were made available for current and future investment in our storefront and entrance business in Michigan, the proceeds of which are reported as restricted investments until disbursed. We increased our investments in marketable securities by $17.6 million in fiscal 2013 as a result of generating excess cash through operating activities noted above.

Fiscal 2012 investing activities included $10.3 million in proceeds from the sale and leaseback of equipment. Net proceeds of $12.7 million from restricted investments during fiscal 2012 resulted from releasing money market funds that were required to cover exposures under letters of credit that were previously held outside of our credit facility. The net position of our investments for fiscal 2012 resulted in $6.6 million in net sale proceeds, as we sold investments to fund operating activities. New capital investments in fiscal 2012 totaled $9.7 million, primarily for safety and maintenance projects.

Fiscal 2011 included $20.6 million for the acquisition of the GlassecViracon business. Fiscal 2011 investing activities also included net purchases of restricted investments of $35.8 million related to the funds received as a result of the recovery zone facility bonds that were made available for future investment in our architectural glass fabrication facility in Utah. The net position of our investments resulted in $51.0 million in net sales proceeds on marketable securities as we converted those investments to cash equivalents to support higher working capital. New capital investments for fiscal 2011 were $9.1 million, primarily for safety and maintenance projects.

We expect fiscal 2014 capital expenditures to be $40 to $45 million for investments for growth, productivity and product development capabilities, including a new state-of-the-art coater in our Architectural Glass segment.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity, further invest in, fully divest and/or sell parts of our current businesses.

At March 2, 2013, we had two sale and leaseback agreements, one for a building that provides an option to purchase the building at projected future fair market value upon expiration of the lease in 2014 and one for equipment that provides an option to purchase the equipment at projected future fair market value upon expiration of the lease in 2018. The leases are classified as operating leases. We had a deferred gain of $4.7 million under the sale and leaseback transactions, which is included in the balance sheet as other current and non-current liabilities. The average annual lease payments over the life of the remaining leases are $2.0 million.

Financing Activities. Total outstanding borrowings at March 2, 2013 were $30.8 million, compared to $21.0 million as of March 3, 2012 and $22.4 million at February 26, 2011. Total debt consists of $12.0 million of recovery zone facility bonds, $18.4 million of industrial development bonds, and other debt held by GlassecViracon. The industrial development and recovery zone facility bonds mature in fiscal years 2014 through 2043 and the other debt matures in fiscal years 2014 through 2021. At March 2, 2013, $10.0 million of the recovery zone facility bonds are classified as current as we repaid these bonds related to our Utah facility in early fiscal 2014. There were small amounts of current debt at March 3, 2012 and February 26, 2011. Our debt-to-total-capital ratio was 8.5 percent at March 2, 2013 and 6.1 percent at March 3, 2012.

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

During fiscal 2013, we entered into an amendment to our existing credit agreement. The amount of the revolving credit facility was increased from $80.0 million to $100.0 million and the expiration date was extended to October 2017. Our minimum required adjusted debt-to-EBITDA ratio was raised from 2.75 to 3.00. The credit facility also includes a letter of credit facility in the amount of up to $60 million, the outstanding amounts of which decrease the available commitment. No other provisions of the original agreement were materially impacted by the amended credit agreement. No borrowings were outstanding under the amended credit agreement as of March 2, 2013 or under the original agreement as of March 3, 2012. Letters of credit issued under the facility decrease the amount of available commitment, $76.6 million was available under the amended facility at March 2, 2013 and $66.8 million was available under the original facility at March 3, 2012.

The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at March 2, 2013 was $263.9 million, whereas our net worth as defined in the credit facility was $333.3 million. The credit facility also requires that we maintain an adjusted debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, we reduce non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. Our ratio was 0.11 at March 2, 2013. If we are not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At March 2, 2013, we were in compliance with the financial covenants of the credit facility.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. There were no share repurchases during fiscal 2013; during fiscal 2012, we repurchased 275,000 shares. We have purchased a total of 2,279,123 shares, at a total cost of $29.7 million, since the inception of this program. We have remaining authority to repurchase 970,877 shares under this program, which has no expiration date.

In addition to the shares repurchased under the repurchase plan, we also acquired $1.5 million and $1.3 million of Company stock from employees in order to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation, pursuant to terms of Board and shareholder-approved compensation plans during fiscal 2013 and 2012, respectively.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of March 2, 2013:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$18,400	$18,400
Recovery zone facility bonds	10,000	—	—	—	—	2,000	12,000
Other debt obligations	57	57	57	57	57	128	413
Operating leases (undiscounted)	7,547	6,587	6,437	4,608	3,293	4,134	32,606
Purchase obligations	84,725	3,174	—	—	—	—	87,899
Other obligations	146	—	—	—	—	—	146
Total cash obligations	$102,475	$9,818	$6,494	$4,665	$3,350	$24,662	$151,464

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

We have purchase obligations for raw material commitments and capital expenditures. As of March 2, 2013, these obligations totaled $87.9 million.

In December 2012, we entered into a foreign exchange forward contract with a U.S. dollar notional value of $24.3 million with the objective of reducing the exposure to fluctuations in the euro related to a planned capital equipment purchase. The fair value of this contract was a net liability of $0.4 million at March 2, 2013 and is included in the balance sheet caption as other current liabilities. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and any gain or loss is included in the value of the capital asset and will be recognized in earnings over the life of the asset.

The other obligations in the table above relate to non-compete and consulting agreements with former employees.

We expect to make contributions of $0.8 million to our defined-benefit pension plans in fiscal 2014, which will equal or exceed our minimum funding requirements.

As of March 2, 2013, we had $6.8 million and $2.0 million of unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $1.0 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At March 2, 2013, we had ongoing letters of credit related to construction contracts and certain industrial development and recovery zone facility bonds. The Company’s $18.4 million of industrial revenue bonds are supported by $18.9 million of letters of credit that reduce availability of funds under our $100.0 million credit facility. The $12.0 million of recovery zone facility bonds are supported by $12.3 million of letters of credit. The letters of credit by expiration period were as follows at March 2, 2013:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Standby letters of credit	$31,256	$—	$—	$—	$—	$4,500	$35,756

In addition to the above standby letters of credit, which were predominantly issued for our industrial development and recovery zone facility bonds, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At March 2, 2013, $105.8 million of our backlog was bonded by performance bonds with a face value of $360.4 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to pay on these performance-based bonds with respect to any of our current portfolio of businesses.

We believe that current cash on hand and available capacity under our committed revolving credit facility, as well as the expected cash to be generated from future operating activities, will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments over the next 12 months. We have total cash and short-term marketable securities available for sale of $63.8 million, and $76.6 million available under our credit facility at March 2, 2013. We believe that this will provide us with the financial strength to work through the ongoing weak market conditions and to continue our growth strategy through the recovery.

Off-balance sheet arrangements. With the exception of operating leases, we had no off-balance sheet financing arrangements at March 2, 2013 or March 3, 2012.

Outlook
The following statements are based on our current expectations for fiscal 2014 results. These statements are forward-looking, and actual results may differ materially.

•	Revenue growth in the high single digits over fiscal 2013.

•	We anticipate earnings per share of $0.90 to $1.00.

•	Capital expenditures are projected to be $40 to $45 million.

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

Revenue recognition - Our standard product sales terms are “free on board” (FOB) shipping point or FOB destination, and revenue is recognized when title has transferred. However, our Architectural Services segment business enters into fixed-price contracts for full-service commercial building glass installation and renovation services, which are accounted for as construction-type contracts. These contracts are typically performed over a 12- to 18-month timeframe, and we record revenue for these contracts on a percentage-of-completion basis as we are able to reasonably estimate total contract revenue and total contract costs. The contracts entered into clearly specify the enforceable rights of the parties, the consideration and the terms of settlement, and both parties can be expected to satisfy all obligations under the contract. During fiscal 2013, approximately 27 percent of our consolidated sales were recorded on a percentage-of-completion basis. Under this methodology, we compare the total costs incurred to date to the total estimated costs for the contract, and record that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. Given our ability to make reasonable estimates of our total contract revenues and total contract costs, we believe utilizing the cost-to-cost method for revenue recognition provides the greatest degree of precision in measuring progress toward completion of the installation contracts. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in contract revenue only when customers have approved them. A significant number of estimates are used in these computations.

Goodwill impairment - To determine if there has been any impairment in accordance with accounting standards, we evaluate the goodwill on our balance sheet annually or more frequently if impairment indicators exist through a two-step process. In step one, we value each of our reporting units and compare these values to the reporting units' net book value, including goodwill. If the fair value is less than the net book value, we perform step two, which determines the amount of goodwill to impair. Each of our six business units represents a reporting unit under applicable accounting standards. We were not required to perform step two for fiscal 2013; the estimated fair value of each of the reporting units significantly exceeded their book value utilizing the discounted cash flow methodology at March 2, 2013.

Although we consider public information for transactions made on businesses similar to ours, since there were no market comparables identified, we base our determination of fair value using a discounted cash flow methodology that involves significant judgments based upon projections of future performance. In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions and growth expectations for the industries and end markets in which we participate. These assumptions are determined over a five-year, long-term planning period. The five-year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond the five-year period are projected to grow at a nominal perpetual growth rate for all reporting units. The discount rate calculations are determined by assuming a company beta, market premium risk, size premium, the cost of debt and debt-to-capital ratio of a market participant.

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

Reserves for disputes and claims regarding product liability and warranties - From time to time, we are subject to claims associated with our products and services, principally as a result of disputes with our customers involving the performance or aesthetics of our architectural products and services. The time period from when a claim is asserted to when it is resolved, either by dismissal, negotiation, settlement or litigation, can be several years. While we maintain product liability insurance, the insurance policies include significant self-retention of risk in the form of policy deductibles. In addition, certain claims could be determined to be uninsured. We reserve based on our estimates of known claims, as well as on anticipated claims for possible product warranty and rework costs based on historical product liability claims as a ratio of sales.

Self-insurance reserves - We obtain substantial amounts of commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, architect's and engineer's errors and omissions risk, product re-work and other miscellaneous coverages. However, an amount of risk is retained on a self-insured basis through a wholly-owned insurance subsidiary; as a result, a material construction project rework event could have a material adverse effect on our operating results. Reserve requirements are established based on actuarial projections of ultimate losses.

Income taxes - We record a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on the Company's financial condition and operating results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio consists of municipal bonds. At March 2, 2013, we had total investments of $38.8 million, which are considered available-for-sale securities. Although these investments are subject to the credit risk of the issuer and/or letter of credit issuer, we manage our investment portfolio to limit our exposure to any one issuer.

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

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. This change in interest rates affecting our financial instruments at March 2, 2013 would result in an approximately $0.5 million impact to net earnings. The Company's investments exceeded its debt at March 2, 2013, so as interest rates increase, net earnings increase; as interest rates decrease, net earnings decrease.

In addition to the market risk related to interest rate changes, the commercial construction markets in which our businesses operate are highly affected by changes in interest rates and, therefore, significant interest rate fluctuations could materially impact our operating results.

Through our acquisition of Glassec in fiscal 2011, we conduct business in a location outside of the United States, and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We generally do not use derivative financial instruments to manage these risks. The functional currency of GlassecViracon is the local currency in the country of domicile, the Brazilian real. We manage these operating activities at the local level and revenues, costs, assets and liabilities are generally denominated in local currencies, thereby mitigating the risk associated with changes in foreign exchange. However, our results of operations and assets and liabilities are reported in U.S. dollars, and thus will fluctuate with changes in exchange rates between Brazilian real and the U.S. dollar.

From time to time, we may enter into short duration foreign currency contracts to hedge foreign currency risks. As these foreign currency contracts generally have an original maturity date of less than one year, there is no material foreign currency risk. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and any gain or loss is reclassified into earnings in the period in which the hedged transaction affects net earnings.

Our domestic businesses generally sell within the United States, with sales made outside of the United States generally denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control over Financial Reporting
Management of Apogee Enterprises, Inc. and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of March 2, 2013, using criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management believes that, as of March 2, 2013, the Company's internal control over financial reporting was effective based on those criteria.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on the effectiveness of the Company's internal control over financial reporting as of March 2, 2013. That report is set forth immediately following the report of Deloitte & Touche LLP on the consolidated financial statements included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.:
We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of March 2, 2013 and March 3, 2012, and the related consolidated results of operations, statements of comprehensive earnings, statements of cash flows, and statements of shareholders' equity for each of the three years in the period ended March 2, 2013. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries at March 2, 2013 and March 3, 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 2, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 2, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 16, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
May 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.:
We have audited the internal control over financial reporting of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of March 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 2, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Table of Contents at Item 15 as of and for the year ended March 2, 2013, of the Company, and our report dated May 16, 2013, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
May 16, 2013

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 2, 2013	March 3, 2012
Assets
Current assets
Cash and cash equivalents	$37,767	$54,027
Short-term marketable securities available for sale	26,007	11,664
Restricted short-term investments	21,804	13,603
Receivables, net of allowance for doubtful accounts	121,170	108,424
Inventories	36,052	34,045
Refundable income taxes	1,371	—
Deferred tax assets	2,218	4,294
Other current assets	5,452	3,382
Total current assets	251,841	229,439
Property, plant and equipment, net	168,948	159,547
Marketable securities available for sale	12,807	7,936
Restricted investments	4,639	9,533
Goodwill	61,342	61,617
Intangible assets	13,675	16,092
Other non-current assets	6,889	8,940
Total assets	$520,141	$493,104
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$34,235	$34,025
Accrued payroll and related benefits	26,732	23,699
Accrued self-insurance reserves	6,145	4,668
Other current liabilities	23,466	19,017
Current liabilities of discontinued operations	177	799
Billings in excess of costs and earnings on uncompleted contracts	21,355	22,550
Current portion long-term debt	10,057	108
Accrued income taxes	—	905
Total current liabilities	122,167	105,771
Long-term debt	20,756	20,916
Unrecognized tax benefits	6,765	8,918
Long-term self-insurance reserves	8,030	9,605
Deferred tax liabilities	3,480	2,247
Other non-current liabilities	25,143	23,929
Liabilities of discontinued operations	482	520
Commitments and contingent liabilities (Note 16)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,513,536 and 28,062,049, respectively	9,505	9,354
Additional paid-in capital	119,759	113,046
Retained earnings	211,135	203,558
Common stock held in trust	(761)	(745)
Deferred compensation obligations	761	745
Accumulated other comprehensive loss	(7,081)	(4,760)
Total shareholders’ equity	333,318	321,198
Total liabilities and shareholders’ equity	$520,141	$493,104

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

	Year-Ended
	March 2, 2013	March 3, 2012	February 26, 2011
(In thousands, except per share data)	(52 weeks)	(53 weeks)	(52 weeks)
Net sales	$700,224	$662,463	$582,777
Cost of sales	554,491	545,343	499,657
Gross profit	145,733	117,120	83,120
Selling, general and administrative expenses	118,314	113,304	104,092
Operating income (loss)	27,419	3,816	(20,972)
Interest income	758	1,066	912
Interest expense	1,494	1,427	719
Other (expense) income, net	(109)	193	(54)
Earnings (loss) from continuing operations before income taxes	26,574	3,648	(20,833)
Income tax expense (benefit)	7,796	(1,049)	(6,676)
Earnings (loss) from continuing operations	18,778	4,697	(14,157)
Earnings (loss) from discontinued operations, net of income taxes	333	(52)	3,825
Net earnings (loss)	$19,111	$4,645	$(10,332)
Earnings per share – basic
Earnings (loss) from continuing operations	$0.67	$0.17	$(0.51)
Earnings from discontinued operations	0.01	—	0.14
Net earnings (loss)	$0.68	$0.17	$(0.37)
Earnings per share – diluted
Earnings (loss) from continuing operations	$0.66	$0.17	$(0.51)
Earnings from discontinued operations	0.01	—	0.14
Net earnings (loss)	$0.67	$0.17	$(0.37)
Weighted average basic shares outstanding	27,954	27,741	27,637
Weighted average diluted shares outstanding	28,641	28,048	27,637
Cash dividends declared per common share	$0.3600	$0.3260	$0.3260

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year-Ended
	March 2, 2013	March 3, 2012	February 26, 2011
(In thousands)	(52 weeks)	(53 weeks)	(52 weeks)
Net earnings (loss)	$19,111	$4,645	$(10,332)
Other comprehensive (loss) earnings:
Unrealized loss on marketable securities, net of $15, $8 and $88 tax benefit, respectively	(28)	(15)	(165)
Unrealized loss on foreign currency hedge, net of $147 tax benefit	(258)	—	—
Unrealized loss on pension obligation, net of $95, $759 and $288 tax benefit, respectively	(168)	(1,331)	(506)
Foreign currency translation adjustments	(1,867)	(2,529)	576
Other comprehensive loss	(2,321)	(3,875)	(95)
Total comprehensive earnings (loss)	$16,790	$770	$(10,427)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 2, 2013	March 3, 2012	February 26, 2011
(In thousands)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Operating Activities
Net earnings (loss)	$19,111	$4,645	$(10,332)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Net (earnings) loss from discontinued operations	(333)	52	(3,825)
Depreciation and amortization	26,529	27,246	28,218
Stock-based compensation	4,395	4,412	5,215
Deferred income taxes	3,557	(1,115)	(207)
Excess tax benefits from stock-based compensation	(483)	(92)	—
Gain on disposal of assets	(1,954)	(916)	(246)
Other, net	1,156	516	280
Changes in operating assets and liabilities:
Receivables	(13,364)	(7,931)	7,580
Inventories	(2,209)	(1,635)	(320)
Accounts payable and accrued expenses	11,684	(3,905)	(10,033)
Billings in excess of costs and earnings on uncompleted contracts	(1,195)	(856)	(15,330)
Refundable and accrued income taxes	(4,086)	7,887	(9,677)
Other, net	(2,092)	(327)	692
Net cash provided by (used in) continuing operating activities	40,716	27,981	(7,985)
Investing Activities
Capital expenditures	(34,664)	(9,650)	(9,126)
Proceeds from sales of property, plant and equipment	1,078	10,320	190
Acquisition of intangibles	(15)	(68)	(10)
Acquisition of businesses, net of cash acquired	—	—	(20,629)
Purchases of restricted investments	(10,000)	(12,628)	(37,087)
Sales/maturities of restricted investments	5,472	25,354	1,293
Purchases of marketable securities	(58,847)	(28,966)	(29,030)
Sales/maturities of marketable securities	41,295	35,571	80,008
Investments in corporate-owned life insurance policies	(1,451)	(1,435)	—
Net cash (used in) provided by investing activities	(57,132)	18,498	(14,391)
Financing Activities
Proceeds from issuance of debt	10,000	121	12,000
Payments on debt	(164)	(1,437)	(293)
Payments on debt issue costs	(633)	(159)	(1,039)
Stock issued to employees, net of shares withheld	862	(188)	(1,298)
Excess tax benefits from stock-based compensation	483	92	—
Repurchase and retirement of common stock	—	(2,392)	—
Dividends paid	(10,316)	(9,153)	(9,161)
Net cash provided by (used in) financing activities	232	(13,116)	209
Cash Flows of Discontinued Operations
Net cash used in operating activities	(193)	(3,427)	(466)
Net cash used in discontinued operations	(193)	(3,427)	(466)
(Decrease) increase in cash and cash equivalents	(16,377)	29,936	(22,633)
Effect of exchange rates on cash	117	(211)	6
Cash and cash equivalents at beginning of year	54,027	24,302	46,929
Cash and cash equivalents at end of period	$37,767	$54,027	$24,302
Noncash Activity
Capital expenditures in accounts payable	$553	$546	$354

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

(In thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at February 27, 2010	27,959	$9,320	$104,204	$230,856	$(800)	$800	$(790)
Net loss	—	—	—	(10,332)	—	—	—
Unrealized loss on marketable securities, net of $88 tax benefit	—	—	—	—	—	—	(165)
Unrealized loss on pension obligation, net of $288 tax benefit	—	—	—	—	—	—	(506)
Foreign currency translation adjustments	—	—	—	—	—		576
Issuance of stock, net of cancellations	246	82	40	55	49	(49)	—
Stock-based compensation	—	—	5,215	—	—	—	—
Tax deficit associated with stock plans	—	—	(242)	—	—	—	—
Exercise of stock options	28	9	241	—	—	—	—
Other share retirements	(128)	(43)	(467)	(1,215)	—	—	—
Cash dividends ($0.326 per share)	—	—	—	(9,161)	—	—	—
Balance at February 26, 2011	28,105	$9,368	$108,991	$210,203	$(751)	$751	$(885)
Net earnings	—	—	—	4,645	—	—	—
Unrealized loss marketable securities, net of $8 tax benefit	—	—	—	—	—	—	(15)
Unrealized loss on pension obligation, net of $759 tax benefit	—	—	—	—	—	—	(1,331)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,529)
Issuance of stock, net of cancellations	249	83	35	7	6	(6)	—
Stock-based compensation	—	—	4,412	—	—	—	—
Tax benefit associated with stock plans	—	—	72	—	—	—	—
Exercise of stock options	89	30	1,027	—	—	—	—
Share repurchases	(275)	(92)	(1,077)	(1,223)
Other share retirements	(106)	(35)	(414)	(921)	—	—	—
Cash dividends ($0.326 per share)	—	—	—	(9,153)	—	—	—
Balance at March 3, 2012	28,062	$9,354	$113,046	$203,558	$(745)	$745	$(4,760)
Net earnings	—	—	—	19,111	—	—	—
Unrealized loss on marketable securities, net of $15 tax benefit	—	—	—	—	—	—	(28)
Unrealized loss on foreign currency hedge, net of $147 tax benefit	—	—	—	—	—	—	(258)
Unrealized loss on pension obligation, net of $95 tax benefit	—	—	—	—	—	—	(168)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,867)
Issuance of stock, net of cancellations	316	105	(59)	14	(16)	16	—
Stock-based compensation	—	—	4,395	—	—	—	—
Tax benefit associated with stock plans	—	—	388	—	—	—	—
Exercise of stock options	243	81	2,422	—	—	—	—
Other share retirements	(107)	(35)	(433)	(1,232)	—	—	—
Cash dividends ($0.360 per share)	—	—	—	(10,316)	—	—	—
Balance at March 2, 2013	28,514	$9,505	$119,759	$211,135	$(761)	$761	$(7,081)
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

GlassecViracon's fiscal year ends December 31 and its results are incorporated into the consolidated financial statements on a two-month lag. There were no significant intervening events which would have materially affected our consolidated financial statements had they been recorded during the year ended March 2, 2013.

Fiscal Year. Apogee's fiscal year ends on the Saturday closest to the last day of February. Fiscal 2013 and 2011 each consisted of 52 weeks while fiscal 2012 consisted of 53 weeks.

Financial Instruments. Unless otherwise noted, the carrying amount of the Company's financial instruments approximates fair value.

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

The Company has investments in money market funds that are considered restricted investments. The short-term restricted investments were required to be made available to cover exposures for letters of credit issued outside of the revolving credit facility. At March 2, 2013, short-term restricted investments also include investments that are restricted for future investment in the Company's architectural glass fabrication facility in Utah. The long-term restricted investments are restricted for future investment in the Company's storefront and entrance business in Michigan. The restricted investments are held at fair value based on quoted market prices.

The Company also has investments in mutual funds as a long-term funding source for the deferred compensation plan. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

Inventories. Inventories, which consist primarily of purchased glass and aluminum, are valued at the lower of cost or market. Approximately 48 percent of the inventories are valued by use of the last-in, first-out (LIFO) method, which does not exceed market. If the first-in, first-out method had been used, inventories would have been $5.3 million and $5.5 million higher than reported at March 2, 2013, and March 3, 2012, respectively. During fiscal 2013, 2012 and 2011, inventory quantities were reduced, resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The effect of inventory liquidations was to increase net income by approximately $0.2 million in fiscal 2013, $0.1 million in fiscal 2012 and $0.3 million in fiscal 2011.

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

The Company tests goodwill of each of its reporting units for impairment annually in connection with its fourth quarter planning process or more frequently if impairment indicators exist. The Company has determined that each of its business units represents a reporting unit in accordance with applicable accounting standards. During the fourth quarter of fiscal 2013, the Company completed its annual impairment test using discounted cash flow methodologies for valuing its reporting units as no market comparables were identified. There have not been any material changes in the impairment loss assessment methodology made during the past three fiscal years. The estimates of fair value for the reporting units were found to be in excess of their carrying value, and, therefore, no impairment charge was recorded.

In addition, the Company reassessed the useful lives of its identifiable intangible assets and determined that the remaining lives were appropriate.
Long-Lived Assets. The carrying value of long-lived assets, such as property, plant and equipment, and definite-lived intangible assets is reviewed when impairment indicators exist as required under generally accepted accounting principles. We consider many factors, including short- and long-term projections of future performance associated with these assets. If this review indicates that the long-lived assets will not be recoverable, the carrying value of such assets will be reduced to estimated fair value.

Self-Insurance. The Company obtains commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, architect's and engineer's errors and omissions risk, and other miscellaneous coverages. However, a reasonable amount of risk is retained on a self-insured basis primarily through a wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism). Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within 12 months are classified as accrued self-insurance reserves, while losses expected to be payable in later periods are included in long-term self-insurance reserves. Additionally, we maintain a self-insurance reserve for our health insurance programs maintained for the benefit of our eligible employees. We estimate a reserve based on historical levels of amounts incurred but not reported, which is included in accrued self-insurance reserves.

Environmental Liability. In accordance with accounting standards, we recognize environmental clean-up liabilities on an undiscounted basis when loss is probable and can be reasonably estimated. The cost of the clean-up is estimated by engineering, financial and legal specialists based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required, and the likelihood that, where applicable, other potentially responsible parties will not be able to fulfill their commitments at the sites where the Company may be jointly and severally liable. As part of the acquisition of Tubelite Inc. (Tubelite) in fiscal 2008, the Company acquired property which contains historical environmental conditions that the Company intends to remediate. At March 2, 2013, the reserve was $2.0 million. The reserve for environmental liabilities is included in other current and non-current liabilities in the consolidated balance sheets.

Foreign Currency. For foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the period-end exchange rates and income statement accounts are translated using the average exchange rates prevailing during the year. Translation adjustments are reflected in accumulated other comprehensive loss in the consolidated balance sheets. From time to time, the Company may enter into short duration foreign currency contracts to hedge foreign currency risks. As these foreign currency contracts generally have an original maturity date of less than one year, there is no material foreign currency risk.

Revenue Recognition. Generally, our sales terms are “free on board” (FOB) shipping point or FOB destination for our product-type sales, and revenue is recognized when title has transferred. However, the Company's Architectural Services segment business enters into fixed-price contracts for full-service commercial building glass installation and renovation services, which are accounted for as construction-type contracts. These contracts are typically performed over a 12- to 18-month timeframe, and we record revenue for these contracts on a percentage-of-completion basis as we are able to reasonably estimate total contract revenue and total contract costs. The contracts entered into clearly specify the enforceable rights of the parties, the consideration and the terms of settlement, and both parties can be expected to satisfy all obligations under the contract. Approximately 27 percent, 23 percent and 26 percent of our consolidated net sales in fiscal 2013, 2012, and 2011, respectively, were recorded on a percentage-of-completion basis. Under the methodology, the Company compares the total costs incurred to date to the total estimated costs for each contract, and records that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. Given our ability to make reasonable estimates of our total contract revenues and total contract costs, we believe utilizing the cost-to-cost method for revenue recognition provides the greatest degree of precision in measuring progress toward completion of the installation contracts. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in contract revenue only when they have been approved by customers. Revenue excludes sales taxes as the Company considers itself a pass-through conduit for collecting and remitting sales taxes.

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

Research and Development. Research and development expenses are charged to operations as incurred and were $6.8 million, $7.2 million and $6.3 million for fiscal 2013, 2012, and 2011, respectively. Of these amounts, $1.6 million, $0.8 million and $1.8 million, respectively, were focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and are included in cost of sales.

Advertising. Advertising expenses are charged to operations as incurred and were $1.4 million in each of fiscal 2013 and 2012, and were $1.0 million in fiscal 2011. They are included in selling, general and administrative expenses in the consolidated results of operations.

Income Taxes. The Company accounts for income taxes as prescribed by applicable accounting standards, which requires use of the asset and liability method. This method recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial and tax reporting. See Note 11 for additional information regarding income taxes.

Accounting Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Amounts subject to significant estimates and assumptions include, but are not limited to, assessment of recoverability of long-lived assets, including goodwill, insurance reserves, warranty reserves, net sales recognition for construction contracts, income tax provisions and liabilities, and the status of outstanding disputes and claims. Actual results could differ from those estimates.

New Accounting Standards. In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance was effective for fiscal years and interim periods beginning after December 15, 2011, Apogee’s fiscal year 2013. The Company adopted this guidance as of March 4, 2012 and has presented total comprehensive income in the Consolidated Statements of Comprehensive Earnings.

In February 2013, the FASB issued authoritative guidance surrounding the presentation of items reclassified from other comprehensive income to net income. This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income, items reclassified out of accumulated other comprehensive income and into net income in their entirety and the effect of the reclassification on each affected net income line item. This guidance is effective for fiscal years and interim periods beginning after December 15, 2012, Apogee's fiscal 2014. The adoption of this new standard in the first quarter of fiscal 2014 will not have a material impact on Apogee's consolidated financial condition, results of operations or cash flows.

No other new accounting pronouncements issued or effective during fiscal 2013 have had or are expected to have a material impact on the consolidated financial statements.

Subsequent Events. In connection with preparing the audited consolidated financial statements for the year ended March 2, 2013, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing. Subsequent to year-end, $10.0 million of recovery zone facility bonds that had previously been issued for future investment in the Company's architectural glass fabrication facility in Utah were paid back to the issuer. In connection with re-paying this debt in the first quarter of fiscal 2014, the Company expensed $0.2 million of debt issue costs that had previously been deferred and were being amortized over the term of the debt.

2.	Working Capital

Receivables

(In thousands)	2013	2012
Trade accounts	$73,801	$78,234
Construction contracts	31,313	19,693
Contract retainage	15,711	11,348
Other receivables	2,838	2,258
Total receivables	123,663	111,533
Less allowance for doubtful accounts	(2,493)	(3,109)
Net receivables	$121,170	$108,424

Inventories

(In thousands)	2013	2012
Raw materials	$11,834	$12,772
Work-in-process	7,754	7,956
Finished goods	13,397	10,386
Costs and earnings in excess of billings on uncompleted contracts	3,067	2,931
Total inventories	$36,052	$34,045

Other Current Liabilities

(In thousands)	2013	2012
Interest	$97	$74
Volume and pricing discounts	909	1,004
Deferred gain on sale leaseback transactions - current portion	1,125	1,125
Unearned revenue	4,999	1,984
Taxes, other than income taxes	4,013	3,362
Warranties	7,164	7,210
Other	5,159	4,258
Total other current liabilities	$23,466	$19,017

3.	Property, Plant and Equipment

(In thousands)	2013	2012
Land	$6,851	$6,954
Buildings and improvements	128,341	129,282
Machinery and equipment	224,825	215,892
Office equipment and furniture	47,495	43,550
Construction in progress	18,823	7,308
Total property, plant and equipment	426,335	402,986
Less accumulated depreciation	(257,387)	(243,439)
Net property, plant and equipment	$168,948	$159,547

Depreciation expense was $24.3 million, $24.6 million and $25.9 million in fiscal 2013, 2012 and 2011, respectively.

4.	Marketable Securities

At March 2, 2013, the Company has investments in municipal bonds of $38.8 million; $26.0 million is current and $12.8 million is non-current. The Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd. (Prism), holds $12.9 million of the municipal bonds. Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available-for-sale,” are carried at fair value and are reported as short-term marketable securities available for sale or marketable securities available for sale in the consolidated balance sheet.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at March 2, 2013 and March 3, 2012, are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 2, 2013
Municipal bonds	$38,927	$127	$(240)	$38,814
Total investments	$38,927	$127	$(240)	$38,814
March 3, 2012
Municipal bonds	$19,670	$188	$(258)	$19,600
Total investments	$19,670	$188	$(258)	$19,600

The Company tests for other than temporary losses on a quarterly basis and considers the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The following table presents the length of time that available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of March 2, 2013:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$14,557	$(42)	$1,052	$(198)	$15,609	$(240)
Total investments	$14,557	$(42)	$1,052	$(198)	$15,609	$(240)

The amortized cost and estimated fair values of investments at March 2, 2013, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$26,010	$26,007
Due after one year through five years	4,122	4,160
Due after five years through 10 years	7,174	7,221
Due after 10 years through 15 years	1,530	1,332
Due beyond 15 years	91	94
Total	$38,927	$38,814

The Company recognized gross realized gains of $0.3 million, $0.8 million and $0.4 million in fiscal 2013, 2012 and 2011, respectively. Gross realized losses were not material during either fiscal 2013 or 2012, and were $0.1 million in fiscal 2011. The gross realized gains and losses are included in other (expense) income, net in the accompanying consolidated results of operations.

5.	Fair Value Measurements

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

Financial assets and liabilities measured at fair value as of March 2, 2013 and March 3, 2012, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
March 2, 2013
Cash equivalents
Money market funds	$17,639	$—	$—	$17,639
Total cash equivalents	17,639	—	—	17,639
Short-term marketable securities available for sale
Municipal bonds	—	26,007	—	26,007
Total short-term marketable securities available for sale	—	26,007	—	26,007
Marketable securities available for sale
Municipal bonds	—	12,807	—	12,807
Total marketable securities available for sale	—	12,807	—	12,807
Restricted investments
Money market funds	26,443	—	—	26,443
Total restricted investments	26,443	—	—	26,443
Mutual fund investments
Mutual funds	251	—	—	251
Total mutual fund investments	251	—	—	251
Total assets at fair value	$44,333	$38,814	$—	$83,147

Foreign currency instruments
Foreign currency instruments	$—	$405	$—	$405
Total liabilities at fair value	$—	$405	$—	$405

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
March 3, 2012
Cash equivalents
Money market funds	$46,141	$—	$—	$46,141
Total cash equivalents	46,141	—	—	46,141
Short-term marketable securities available for sale
Municipal bonds	—	11,664	—	11,664
Total short-term marketable securities available for sale	—	11,664	—	11,664
Marketable securities available for sale
Municipal bonds	—	7,936	—	7,936
Total marketable securities available for sale	—	7,936	—	7,936
Restricted investments
Money market funds	23,136	—	—	23,136
Total restricted investments	23,136	—	—	23,136
Mutual fund investments
Mutual funds	1,150	—	—	1,150
Total mutual fund investments	1,150	—	—	1,150
Total assets at fair value	$70,427	$19,600	$—	$90,027

Cash equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are held at fair value based on quoted market prices, which approximates stated cost.

Short-term marketable securities available for sale
The Company has short-term marketable securities available for sale of $26.0 million as of March 2, 2013, consisting of municipal bonds. The Company classifies these short-term marketable securities as “available-for-sale,” and they are carried at fair market value based on market prices from recent trades of similar securities.

Marketable securities available for sale
The Company has $12.8 million of marketable securities available for sale, consisting of municipal bonds. All of the Company’s fixed maturity investments are classified as “available-for-sale,” are carried at fair value and are reported as marketable securities available for sale in the consolidated balance sheet. These investments are held at fair value based on prices from recent trades of similar securities.

Restricted investments
The Company has $21.8 million of current restricted investments consisting of money market funds that were required to be made available to cover our exposure for letters of credit outside of our revolving credit facility and money market funds that are restricted for future investment in the Company’s architectural glass fabrication facility in Utah. The Company has $4.6 million of long-term restricted investments consisting of money market funds, which are short-term in nature but are restricted for future investment in the Company’s storefront and entrance business in Michigan, and are, therefore, classified as long term. The restricted investments are held at fair value based on quoted market prices, which approximate stated cost.

Mutual fund investments
The Company has $0.3 million of mutual fund investments as a long-term funding source for the deferred compensation plan. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

Foreign Currency Instruments
The Company has a foreign exchange forward contract in place to hedge against the effect of exchange rate fluctuations on certain forecasted purchases. The forward contract is measured at fair value using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates.

6.	Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill attributable to each reporting segment for the year ended March 2, 2013 and March 3, 2012 is detailed below.

(In thousands)	Architectural Glass	Architectural Framing Systems	Architectural Services	Large-Scale Optical	Total
Balance at February 26, 2011	$27,664	$22,663	$1,120	$10,557	$62,004
Foreign currency translation	(387)	—	—	—	(387)
Balance at March 3, 2012	27,277	22,663	1,120	10,557	61,617
Foreign currency translation	(275)	—	—	—	(275)
Balance at March 2, 2013	$27,002	$22,663	$1,120	$10,557	$61,342

The Company has had no historical impairments of goodwill.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	March 2, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$3,556	$(2,209)	$—	$1,347
Non-compete agreements	6,824	(6,124)	(38)	662
Customer relationships	15,628	(9,541)	(266)	5,821
Purchased intellectual property	8,210	(2,169)	(196)	5,845
Total	$34,218	$(20,043)	$(500)	$13,675

	March 3, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$2,923	$(1,897)	$—	$1,026
Non-compete agreements	6,889	(5,488)	(64)	1,337
Customer relationships	16,069	(8,376)	(396)	7,297
Purchased intellectual property	8,517	(1,794)	(291)	6,432
Total	$34,398	$(17,555)	$(751)	$16,092

Amortization expense on these identifiable intangible assets was $2.6 million, $3.0 million, and $2.5 million in fiscal 2013, 2012 and 2011, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

(In thousands)	2014	2015	2016	2017	2018
Estimated amortization expense	$2,073	$1,643	$1,296	$1,147	$1,050

7.	Debt

During fiscal 2013, the Company entered into an amendment to its existing credit agreement. The amount of the revolving credit facility was increased from $80.0 million to $100.0 million and the expiration date was extended to October 2017. The Company's minimum required adjusted debt-to-EBITDA ratio was raised from 2.75 to 3.00. The credit facility also includes a letter of credit facility in the amount of up to $60.0 million, the outstanding amounts of which decrease the available commitment. No other provisions of the original agreement were materially impacted by the amended credit agreement. No borrowings were outstanding under the amended credit agreement as of March 2, 2013 or under the original agreement as of March 3, 2012. Letters of credit issued under the facility decrease the amount of available commitment, $76.6 million was available under the amended facility at March 2, 2013 and $66.8 million was available under the original facility at March 3, 2012.

The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at March 2, 2013 was $263.9 million, whereas the Company’s net worth as defined in the credit facility was $333.3 million. The credit facility also requires that the Company maintain an adjusted debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, the Company reduces non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. The Company’s ratio was 0.11 at March 2, 2013. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At March 2, 2013, the Company was in compliance with the financial covenants of the credit facility.

During the first quarter of fiscal 2013, $10.0 million of industrial development bonds were issued and made available for current and future investment in the Company’s storefront and entrance business in Michigan. The interest rate on the bonds resets weekly and is equal to the market rate of interest earned for similar revenue bonds or other tax-free securities. The bonds will mature in April 2042. The proceeds are reported as restricted investments in the consolidated balance sheet until disbursed; $5.4 million of proceeds were disbursed during fiscal 2013.

(In thousands)	2013	2012
Borrowings under revolving credit agreement	$—	$—
Other, interest at 0.3% and 0.6% for 2013 and 2012, respectively	30,813	21,024
Total long-term debt	30,813	21,024
Less current installments	(10,057)	(108)
Net long-term debt	$20,756	$20,916

Included in the totals above are $12.0 million of recovery zone facility bonds, $10.0 million of which is current, $18.4 million of industrial development bonds, including the newly issued $10.0 million noted above, and other debt held by GlassecViracon. The industrial development and recovery zone facility bonds mature in fiscal years 2014 through 2043, and the other debt matures in fiscal years 2014 through 2021. The fair value of the industrial development and recovery zone facility bonds approximates carrying value at March 2, 2013 due to the variable interest rates on these instruments. The bonds are classified as level 2 within the fair value hierarchy.

Debt maturities are as follows:

(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Maturities	$10,057	$57	$57	$57	$57	$20,528	$30,813

Selected information related to long-term debt is as follows:

(In thousands, except percentages)	2013	2012
Average daily borrowings during the year	$29,951	$21,414
Maximum borrowings outstanding during the year	31,054	22,268
Weighted average interest rate during the year	0.40%	0.95%

Interest expense was as follows for fiscal 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Interest on debt	$895	$942	$421
Other interest expense	599	485	298
Interest expense	$1,494	$1,427	$719

Interest payments were $1.0 million in each of fiscal 2013 and 2012, and were $0.6 million in fiscal 2011.

8.	Employee Benefit Plans

401(k) Retirement Plan
The Company sponsors a single 401(k) retirement plan covering substantially all full-time non-union employees, as well as union employees at two of its manufacturing facilities. The plan historically included a discretionary annual Company contribution based on a percentage of employees' base earnings and years of service with the Company for all eligible non-union employees and for eligible union employees according to the terms of union contracts. The discretionary annual contribution was discontinued effective January 1, 2011. As a result, the fiscal 2011 contribution of $3.7 million was only for the 10 months ending December 31, 2010.

In addition to the contribution above, employees are also allowed to contribute up to 60 percent of their eligible earnings to this plan, up to statutory limits. Effective March 1, 2011, the Company contributes a match of 100 percent of the first one percent contributed and 50 percent of the next five percent contributed on eligible compensation that non-union employees contribute and according to contract terms for union employees. Prior to that date, the Company contribution was 30 percent of the first six percent of eligible compensation that non-union employees contributed and according to contract terms for union employees. The Company match was $3.6 million in each of fiscal 2013 and 2012, and was $1.7 million in fiscal 2011.

Deferred Compensation Plan
The Company maintains a deferred compensation plan that allows participants to defer compensation and save for retirement and other short-term needs. The deferred compensation liability was $2.9 million at March 2, 2013 and is included in other current and non-current liabilities in the consolidated balance sheet. The Company has investments in corporate-owned life insurance policies (COLI) of $3.0 million and mutual funds of $0.3 million with the intention of utilizing them as a long-term funding source for the deferred compensation plan. The COLI assets are recorded at their net cash surrender values and are included in other non-current assets in the consolidated balance sheet. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

Plans under Collective Bargaining Agreements
The Company contributes to various multi-employer union retirement plans, which provide retirement benefits to the majority of its union employees; none of the plans are considered significant. The total contribution to these plans in fiscal 2013, 2012 and 2011 was $4.8 million, $3.9 million and $4.2 million, respectively.

Pension Plan
As part of the acquisition of Tubelite in fiscal 2008, the Company assumed the assets and liabilities of the Tubelite, Inc. Hourly Employees' Pension Plan (Tubelite plan). This plan is a defined-benefit pension plan that was frozen to new entrants and additional years of service credit for participating employees as of January 1, 2004.

Officers' Supplemental Executive Retirement Plan (SERP)
The Company sponsors an unfunded SERP for the benefit of certain executives. The plan is considered a defined-benefit pension plan which is based principally on an employee's years of service and compensation levels near retirement.

On October 8, 2008, the Company's Board of Directors adopted an amendment to the Apogee Enterprises, Inc. Officers' Supplemental Executive Retirement Plan providing that no more benefits will accrue to plan participants as of December 31, 2008. Plan participants continue to earn service for the purpose of becoming vested in the benefits they had accrued as of December 31, 2008.

Obligations and Funded Status of Defined-Benefit Pensions Plans
The following tables present reconciliations of the benefit obligation of the defined-benefit pension plans and the funded status of the defined-benefit pension plans. Both the Tubelite plan and the SERP use a fiscal year-end measurement date.

(In thousands)	2013	2012
Change in benefit obligation
Benefit obligation beginning of period	$14,774	$12,778
Interest cost	570	654
Actuarial loss	539	2,221
Benefits paid	(1,014)	(879)
Benefit obligation at measurement date	$14,869	$14,774

Change in plan assets
Fair value of plan assets beginning of period	$4,572	$4,549
Actual return on plan assets	242	224
Company contributions	909	678
Benefits paid	(1,014)	(879)
Fair value of plan assets at measurement date	$4,709	$4,572

Funded status - net amount recognized	$(10,160)	$(10,202)

Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2013	2012
Current liabilities	$(640)	$(1,001)
Other non-current liabilities	(9,520)	(9,201)
Total	$(10,160)	$(10,202)

Amounts included in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost consist of:

(In thousands)	2013	2012
Net actuarial loss	$4,598	$4,335
Accumulated other comprehensive loss	$4,598	$4,335

The amount recognized in comprehensive earnings for fiscal 2013 and 2012, net of tax expense, is as follows:

(In thousands)	2013	2012
Net actuarial loss	$168	$1,331
Total	$168	$1,331

Components of the defined-benefit pension plans net periodic benefit cost are as follows:

(In thousands)	2013	2012	2011
Interest cost	$570	$654	$665
Expected return on assets	(177)	(214)	(225)
Amortization of unrecognized net loss	211	120	126
Net periodic benefit cost	$604	$560	$566

The estimated net actuarial loss for the defined-benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for fiscal 2014 is $0.2 million, net of tax benefit.

Additional Information

Assumptions
Weighted-average assumptions used at the measurement date to determine the defined-benefit plans' benefit obligation for the following fiscal years are as follows:

(Percentages)	2013	2012	2011
Discount rate	3.75%	4.00%	5.25%

Weighted-average assumptions used at the measurement date to determine the defined-benefit plans' net periodic benefit cost for the following fiscal years are as follows:

(Percentages)	2013	2012	2011
Discount rate	4.00%	5.25%	5.75%
Expected return on assets	4.50%	5.50%	5.50%

Discount rate. The discount rate reflects the current rate at which the defined-benefit plans' pension liabilities could be effectively settled at the end of the year based on the measurement date. The discount rate was determined by matching the expected benefit payments to payments from the Principal Discount Yield Curve. This produced a discount rate of 3.75 percent. There are no known or anticipated changes in the discount rate assumption that will impact the pension expense in fiscal year 2014.

Expected return on assets. To develop the expected long-term rate of return on asset assumption, the Company considered historical long-term rates of return for broad asset classes, actual past rates of return achieved by the plan, the general mix of assets held by the plan and the stated investment policy for the plan. This resulted in the selection of the 4.50 percent long-term rate of return on assets assumption.

Net periodic benefit cost. Total net periodic pension benefit cost was $0.6 million in each of fiscal 2013, 2012 and 2011. Total net periodic pension benefit cost is expected to be approximately $0.6 million in fiscal 2014. The net periodic pension benefit cost for fiscal 2014 has been estimated assuming a discount rate of 3.75 percent.

Contributions
Pension contributions to the plans for fiscal 2013 and 2012 totaled $0.9 million and $0.7 million, respectively. Because the SERP is unfunded, contributions to that plan represent benefit payments made. The pension contributions in fiscal 2013 and 2012 equaled or exceeded the minimum funding requirement. Fiscal 2014 pension contributions are expected to total $0.8 million.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans as follows:

(In thousands)
Fiscal 2014	$1,010
Fiscal 2015	996
Fiscal 2016	981
Fiscal 2017	976
Fiscal 2018	959
Fiscal 2019-2023	4,657

Plan Assets
The Company does not maintain assets intended for the future use of the SERP. In accordance with its policy, the assets of the Tubelite plan have been invested in a bond fund, the assets are carried at fair value based on prices from recent trades of similar securities, and are classified as Level 2 in the valuation hierarchy.

Employee Stock Purchase Plan
The Company also sponsors an employee stock purchase plan into which its employees may contribute up to $500 per week on an after-tax basis. The Company contributes a match of 15 percent of the employee contribution. Contributions and Company match funds are used to purchase shares of Company stock on the open market. The Company match to this plan was $0.1 million in each of fiscal 2013, 2012 and 2011.

9.	Shareholders' Equity
A class of 200,000 shares of junior preferred stock with a par value of $1.00 is authorized, but unissued.

Share Repurchases
During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. The Company did not repurchase any shares under the plan during fiscal 2013 or 2011. In fiscal 2012, the Company repurchased 275,000 shares in the open market for $2.4 million. The Company has purchased a total of 2,279,123 shares, at a total cost of $29.7 million, since the inception of this program and has remaining authority to repurchase 970,877 shares under this program, which has no expiration date.

In addition to the shares repurchased according to this repurchase plan, the Company also purchased $1.5 million, $1.3 million and $1.7 million of Company stock from employees in order to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation, pursuant to terms of board and shareholder approved compensation plans during fiscal 2013, 2012 and 2011, respectively.

Accumulated Other Comprehensive Loss
The following table summarizes the accumulated other comprehensive loss, net of tax at March 2, 2013 and March 3, 2012.

(In thousands)	2013	2012
Net unrealized loss on marketable securities	$(74)	$(46)
Foreign currency hedge	(258)	—
Pension liability adjustments	(2,929)	(2,761)
Foreign currency translation adjustments	(3,820)	(1,953)
Total accumulated other comprehensive loss	$(7,081)	$(4,760)

10.	Share-Based Compensation

The 2009 Stock Incentive Plan, the 2009 Non-Employee Director Stock Incentive Plan, the 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan (the Plans) provide for the issuance of 1,888,000, 250,000, 3,400,000, and 2,500,000 shares, respectively, for various forms of stock-based compensation to employees and non-employee directors. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights (SARs), are granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. Nonvested share awards and nonvested share unit awards are also included in these Plans. Outstanding options issued to employees generally vest over a four-year period, outstanding SARs vested over a three-year period and outstanding options issued to non-employee directors vested at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards and nonvested share unit awards generally vest over a two, three or four-year period.

The 2002 Omnibus Stock Incentive Plan was terminated in June 2009 and the 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under either of these plans, although exercises of SARs and options previously granted thereunder will still occur in accordance with the terms of the various grants.

Total stock-based compensation expense under all Plans included in the results of operations was $4.4 million for each of fiscal 2013 and 2012, and was $5.2 million for fiscal 2011.

Stock Options and SARs
There were no options or SARs issued in fiscal 2013; in fiscal 2012, 450,512 stock options were issued with a weighted average fair value per option at the date of grant of $2.89. The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in fiscal 2012.

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

The following table summarizes the award transactions under the Plans for the year ended March 2, 2013:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 3, 2012	1,815,293	$15.71
Awards exercised	(380,797)	14.02
Awards canceled	(72,123)	21.33
Outstanding at March 2, 2013	1,362,373	$15.89	5.3 Years	$14,173,761
Vested or expected to vest at March 2, 2013	1,362,373	$15.89	5.3 Years	$14,173,761
Exercisable at March 2, 2013	1,062,032	$18.02	4.4 Years	$8,806,667

At March 2, 2013, there was $0.6 million of total unrecognized compensation cost related to stock option awards, which is expected to be recognized over a weighted average period of approximately 17 months. Cash proceeds from the exercise of stock options were $2.3 million, $1.1 million and $0.3 million for fiscal 2013, 2012 and 2011, respectively. The aggregate intrinsic value of securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised was $2.5 million in fiscal 2013, and was $0.2 million in each of fiscal 2012 and 2011. The tax benefit realized for tax deductions from option exercises totaled $0.4 million for fiscal 2013. There were immaterial amounts of tax benefits realized for the tax deductions from option exercises in both fiscal 2012 and 2011.

Nonvested Shares and Share Units

Partnership Plan
The Amended and Restated 1987 Partnership Plan (the Partnership Plan), a plan designed to increase the ownership of Apogee stock by key employees, allowed participants selected by the Compensation Committee of the Board of Directors to defer earned incentive compensation through the purchase of Apogee common stock. The purchased stock was then matched by an equal award of nonvested shares, which vested over a predetermined period. The nonvested shares were recorded as unearned compensation in the equity section of the balance sheet. In accordance with accounting standards, the deferred compensation in the form of the Company's stock was recorded at historical cost and classified as common stock held in trust. Since the investments were all in

Company stock, an offsetting amount was recorded as deferred compensation obligations in the equity section of the balance sheet. Common shares of 3,400,000 were authorized for issuance under the Partnership Plan. The plan was amended in fiscal 2009 to reduce the authorized shares to 3,345,000. As of March 2, 2013, 3,285,000 shares have been issued or committed under the Partnership Plan, and 60,000 shares remain available for issuance. During fiscal 2011, the Company accelerated vesting of 80,462 nonvested shares in connection with the Partnership Plan to eliminate the cost of administering this legacy compensation plan. Fiscal 2011 expense for the Partnership Plan was $0.6 million, including $0.3 million of additional compensation expense related to the accelerated vesting. Expense under the Partnership Plans was minimal in each of fiscal 2013 and 2012.

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

The following table summarizes the nonvested share award transactions, including nonvested share units, for fiscal 2011, 2012 and 2013:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 27, 2010	820,224	$16.13
Granted(1)	439,319	13.26
Vested	(328,223)	16.69
Canceled	(9,755)	17.97
Nonvested at February 26, 2011	921,565	$14.54
Granted(2)	438,967	11.83
Vested	(208,426)	15.91
Canceled(3)	(170,293)	16.81
Nonvested at March 3, 2012	981,813	$12.64
Granted	234,385	15.13
Vested	(305,123)	12.88
Canceled(4)	(79,502)	13.54
Nonvested at March 2, 2013(5)	831,573	$13.17

(1)	Includes 193,519 nonvested share units granted for the fiscal 2011-2013 performance period at target.

(2)	Includes 117,765 nonvested share units granted for the fiscal 2012-2014 performance period at target.

(3)
Includes 63,682 nonvested share units canceled under the fiscal 2009-2011 performance period because Apogee performed below target level for that performance period. Nonvested shares of 126,429 (at target) were previously granted in fiscal 2009 for this performance period.

(4)
Includes 61,403 nonvested share units canceled under the fiscal 2010-2012 performance period because Apogee performed below target level for that performance period. Nonvested share units of 160,196 (at target) were previously granted in fiscal 2010 for this performance period.

(5)	Includes a total of 292,118 nonvested share units granted and outstanding at target level for fiscal 2011-2013 and 2012-2014.

At March 2, 2013, there was $5.0 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 18 months. The total fair value of shares vested during fiscal 2013 was $4.5 million.

In fiscal 2013, the executive compensation program was changed to issue cash-based performance awards in lieu of nonvested share unit awards; the cash-based awards are based on a two-year performance period and will be paid in two annual installments after completion of the performance period. Vesting of outstanding nonvested share unit awards will continue through fiscal 2015. The liability for the cash-based performance awards is included in other non-current liabilities in the consolidated balance sheet.

11.	Income Taxes

Earnings (loss) from continuing operations before income taxes consisted of the following:

(In thousands)	2013	2012	2011
U.S.	$26,366	$3,458	$(19,997)
International	208	190	(836)
Earnings (loss) from continuing operations before income taxes	$26,574	$3,648	$(20,833)

The components of income tax expense (benefit) for continuing operations for each of the last three fiscal years are as follows:

(In thousands)	2013	2012	2011
Current:
Federal	$5,036	$2,208	$(7,760)
State and local	169	554	183
International	409	615	(172)
Total current for continuing operations	$5,614	$3,377	$(7,749)
Deferred:
Federal	$2,680	$(600)	$790
State and local	1,015	(401)	(1,015)
International	(138)	(114)	18
Total deferred for continuing operations	$3,557	$(1,115)	$(207)
Total non-current tax (benefit) expense	$(1,375)	$(3,311)	$1,280
Total income tax expense (benefit)	$7,796	$(1,049)	$(6,676)

Income tax payments, net of refunds were $7.7 million in fiscal 2013 and were $1.7 million in fiscal 2011. Income tax refunds, net of payments were $7.5 million in fiscal 2012.

The differences between the statutory federal income tax rates and consolidated effective tax rates are as follows:

	2013	2012	2011
Federal income tax expense (benefit) at statutory rates	35.0%	35.0%	(35.0)%
State and local income taxes, net of federal tax benefit	0.9	(5.2)	(2.7)
Tax credits - research & development	(2.5)	(19.2)	(4.0)
Tax credits - other	(0.4)	(3.0)	(0.3)
Manufacturing deduction	(2.0)	(10.7)	1.7
Meals and entertainment	0.9	5.0	0.6
Permanent tax adjustment for officers compensation	—	3.0	0.5
Nondeductible acquisition costs	—	—	1.0
Tax-exempt interest	(0.4)	(3.0)	(0.9)
Tax reserve adjustments - statute expirations and benefits recognized	(3.0)	(42.2)	5.6
Change in valuation allowance	0.8	10.4	0.5
Other, net	—	1.1	1.0
Income tax expense (benefit), continuing operations	29.3%	(28.8)%	(32.0)%

In fiscal 2013, there were tax benefits associated with stock-based incentive plans of $0.4 million. In fiscal 2012 and 2011, there were tax deficiencies of $0.3 million and $0.2 million, respectively, associated with the stock-based incentive plans. These benefits and deficiencies impacted additional paid-in capital directly and were not reflected in the determination of income tax expense or benefit.

Deferred tax assets and deferred tax liabilities for continuing operations at March 2, 2013 and March 3, 2012 are as follows:

	2013		2012
(In thousands)	Current	Noncurrent	Current	Noncurrent
Accounts receivable	$762	$—	$994	$—
Accrued insurance	193	614	114	787
Other accruals	2,581	979	2,346	1,133
Deferred compensation	37	8,481	242	9,601
Restructuring reserve	64	175	290	189
Goodwill and other intangibles	—	(4,710)	53	(3,523)
Inventory	1,166	—	1,023	—
Depreciation	—	(15,912)	—	(16,441)
Liability for unrecognized tax benefits	—	3,415	—	3,774
Prepaid expenses	(494)	534	(442)	516
Net operating losses	—	3,433	—	3,019
Valuation allowance on net operating losses	(2,117)	(567)	(404)	(1,365)
Other	26	78	78	63
Deferred tax assets (liabilities)	$2,218	$(3,480)	$4,294	$(2,247)

The Company has state net operating loss carryforwards with a tax effect of $3.4 million. A valuation allowance of $2.7 million has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefits in future periods.

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

The Company considers the earning of its non-U.S. subsidiaries to be indefinitely invested outside of the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and specific plans for reinvestment of those subsidiary earnings. Should the Company decide to repatriate the foreign earnings, it would need to adjust the income tax provision in the period it was determined that the earnings will no longer be indefinitely invested outside the United States.

The total liability for unrecognized tax benefits for fiscal 2013, 2012 and 2011, respectively, is $6.8 million, $8.9 million and $13.8 million. Included in this total liability at fiscal 2013, 2012 and 2011, respectively, are $3.3 million, $5.1 million and $7.6 million of tax benefits that, if recognized, would decrease the effective tax rate for continuing operations. Also included in the balance of unrecognized tax benefits for fiscal 2013, 2012 and 2011 are $2.2 million, $2.0 million and $3.1 million of tax benefits that, if recognized, would result in adjustments to deferred taxes.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense, which is consistent with past practices. Related to the unrecognized tax benefits noted above, the Company reduced the accrual for penalties and interest by $0.5 million during fiscal 2013, resulting in a reserve for interest and penalties of $1.3 million at the end of fiscal 2013. During fiscal 2012, the Company reduced the accrual for penalties and interest by $1.4 million, resulting in a reserve for interest and penalties at the end of fiscal 2012 of $1.8 million. During fiscal 2011, the Company reduced the accrual for penalties and interest by $0.2 million, resulting in a reserve for interest and penalties at the end of fiscal 2011 of $3.2 million.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)	2013	2012	2011
Gross unrecognized tax benefits at beginning of year	$7,125	$10,676	$12,666
Gross increases in tax positions for prior years	236	136	1,084
Gross decreases in tax positions for prior years	(1,480)	(462)	(3,197)
Gross increases based on tax positions related to the current year	621	623	663
Gross decreases based on tax positions related to the current year	(56)	(78)	(92)
Settlements	(682)	(1,200)	(1,382)
Statute of limitations expiration	(248)	(2,570)	(127)
Unrecognized tax benefits acquired in connection with GlassecViracon	—	—	1,061
Gross unrecognized tax benefits at end of year	$5,516	$7,125	$10,676

The total liability for unrecognized tax benefits is expected to decrease by approximately $1.0 million during fiscal 2014 due to audit settlements and lapsing of statutes.

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

During fiscal 2013, reductions in reserves related to expiration of warranty periods resulted in non-cash, pre-tax income from discontinued operations of $0.5 million. In the fourth quarter of fiscal 2011, the settlement of an outstanding legal claim related to a foreign discontinued operation resulted in a $1.6 million increase in reserves and a pre-tax loss from discontinued operations. In the second quarter of fiscal 2011, the favorable resolution of an outstanding tax exposure related to a foreign operation discontinued in 1998 resulted in the release of $4.9 million of uncertain tax positions and non-cash income from discontinued operations. The settlements of these two items represent the last significant remaining items with respect to our international curtainwall business.

(In thousands)	2013	2012	2011
Condensed Statement of Operations from Discontinued Businesses
Net sales	—	—	—
Loss before income taxes (prior to gain on disposal)	—	—	—
Income tax benefit	—	—	—
Loss from operations, net of income taxes	—	—	—
Gain (loss) on disposal, net of income taxes	333	(52)	3,825
Net earnings (loss)	$333	$(52)	$3,825

(In thousands)	March 2, 2013	March 3, 2012
Summary Balance Sheets of Discontinued Businesses
Accounts payable and accrued liabilities	$177	$799
Long-term liabilities	482	520

13.	Quarterly Data (Unaudited)

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
Fiscal 2013
Net sales	$154,134	$175,940	$190,416	$179,734	$700,224
Gross profit	31,075	36,137	42,240	36,281	145,733
Earnings from continuing operations	1,606	4,819	8,052	4,301	18,778
Earnings from discontinued operations	—	238	—	95	333
Net earnings	1,606	5,057	8,052	4,396	19,111
Earnings per share - basic
Earnings from continuing operations	0.06	0.17	0.29	0.15	0.67
Earnings from discontinued operations	—	0.01	—	—	0.01
Net earnings	0.06	0.18	0.29	0.15	0.68
Earnings per share - diluted
Earnings from continuing operations	0.06	0.17	0.28	0.15	0.66
Earnings from discontinued operations	—	0.01	—	—	0.01
Net earnings	0.06	0.18	0.28	0.15	0.67
Fiscal 2012
Net sales	$153,338	$165,557	$174,853	$168,715	$662,463
Gross profit	23,686	25,952	34,728	32,754	117,120
(Loss) earnings from continuing operations	(2,177)	(1,677)	5,536	3,015	4,697
Loss from discontinued operations	—	—	—	(52)	(52)
Net (loss) earnings	(2,177)	(1,677)	5,536	2,963	4,645
Earnings per share - basic
(Loss) earnings from continuing operations	(0.08)	(0.06)	0.20	0.11	0.17
Loss from discontinued operations	—	—	—	—	—
Net (loss) earnings	(0.08)	(0.06)	0.20	0.11	0.17
Earnings per share - diluted
(Loss) earnings from continuing operations	(0.08)	(0.06)	0.20	0.11	0.17
Loss from discontinued operations	—	—	—	—	—
Net (loss) earnings	(0.08)	(0.06)	0.20	0.11	0.17

14.	Earnings per Share

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

(In thousands)	2013	2012	2011
Basic earnings per share – weighted common shares outstanding	27,954	27,741	27,637
Weighted average effect of nonvested share grants and assumed exercise of stock options	687	307	—
Diluted earnings per share – weighted common shares and potential common shares outstanding	28,641	28,048	27,637
Stock options excluded from the calculation of earnings per share because the exercise price was greater than the average market price of the common shares	538	1,174	—

Due to the net loss in fiscal 2011, there was no dilutive impact form unvested shares.

15.Business Segment Data

In the fourth quarter of fiscal 2013, the Company revised its reporting segments. Previously the Company had two reporting segments: Architectural Products and Services and Large-Scale Optical Technologies (LSO). In the fourth quarter of fiscal 2013, the Company expanded the number of reporting segments to four as it separated the Architectural Products and Services segment into three reporting segments: Architectural Glass, Architectural Framing Systems and Architectural Services. The LSO reporting segment remains unchanged. Prior year comparative information has been recast to conform to the current reporting segment presentation.

The Architectural Glass segment fabricates glass used in customized window and wall systems comprising the outside skin of commercial and institutional buildings. The Architectural Framing Systems segment designs, engineers and fabricates the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial and institutional buildings. The Company has aggregated three operating segments into the Architectural Framing Systems reporting segment based upon their similar products, customers, distribution methods, production processes and economic characteristics. The Architectural Services segment designs, engineers, fabricates and installs the walls of glass and windows comprising the outside skin of commercial and institutional buildings for new construction and renovation. The LSO segment manufactures value-added glass and acrylic products for the custom picture framing market.

The following table presents certain data for the Company's four reporting segments, and consolidated data, for fiscal 2013, 2012 and 2011.

(In thousands)	2013	2012	2011
Net Sales from continuing operations
Architectural glass	$266,456	$278,087	$233,164
Architectural framing systems	191,137	174,930	132,371
Architectural services	186,570	149,779	152,909
Large-scale optical	79,947	78,532	75,426
Intersegment elimination	(23,886)	(18,865)	(11,093)
Total	$700,224	$662,463	$582,777
Operating Income (Loss) from continuing operations
Architectural glass	$(4,391)	$(19,595)	$(49,126)
Architectural framing systems	14,584	10,402	189
Architectural services	(1,008)	(2,879)	11,269
Large-scale optical	20,993	19,605	20,540
Corporate and other	(2,759)	(3,717)	(3,844)
Total	$27,419	$3,816	$(20,972)
Depreciation and Amortization from continuing operations
Architectural glass	$12,230	$13,585	$13,239
Architectural framing systems	6,477	6,884	7,901
Architectural services	844	509	651
Large-scale optical	4,634	4,607	4,694
Corporate and other	2,344	1,661	1,733
Total	$26,529	$27,246	$28,218
Capital Expenditures from continuing operations
Architectural glass	$17,373	$4,335	$3,488
Architectural framing systems	8,151	2,232	1,901
Architectural services	3,939	358	430
Large-scale optical	2,792	1,244	652
Corporate and other	2,409	1,481	2,655
Total	$34,664	$9,650	$9,126
Identifiable Assets
Architectural glass	$180,662	$172,265	$191,137
Architectural framing systems	111,782	108,277	105,573
Architectural services	54,696	42,433	40,327
Large-scale optical	59,348	59,824	65,291
Corporate and other	113,653	110,305	108,770
Total	$520,141	$493,104	$511,098

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, the Company has determined that it is impractical to report product revenues generated by class of product, beyond the segment revenues currently reported.

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region.

(In thousands)	2013	2012	2011
Net Sales from continuing operations
United States	$668,243	$628,362	$579,127
Brazil	31,981	34,101	3,650
Total	$700,224	$662,463	$582,777
Long-Lived Assets
United States	$160,337	$150,875	$168,791
Brazil	8,611	8,672	10,410
Total	$168,948	$159,547	$179,201

Apogee's export net sales from domestic operations of $63.5 million for fiscal 2013 were approximately 9 percent of consolidated net sales, export net sales of $75.7 million for fiscal 2012 were approximately 11 percent of consolidated net sales, and export sales of $79.4 million for fiscal 2011 were approximately 14 percent of consolidated net sales. All sales from Brazil were to customers outside the United States, and are subject to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. No single customer, including government agencies, accounts for 10 percent or more of consolidated net sales.

Segment operating income is equal to net sales less cost of sales and operating expenses. Operating income does not include provision for interest expense or income taxes. Corporate and other includes miscellaneous corporate activity not allocable to business segments.

Included in the identifiable assets for Corporate and other are the short and long-term marketable securities available for sale at corporate and Prism of $38.8 million in fiscal 2013 and $19.6 million in fiscal 2012. Also included are short and long-term restricted investments at corporate of $26.4 million in fiscal 2013 and $23.1 million in fiscal 2012.

16.	Commitments and Contingent Liabilities

Operating lease commitments. As of March 2, 2013, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter	Total
Total minimum payments	$7,547	$6,587	$6,437	$4,608	$3,293	$4,134	$32,606

Total rental expense was $13.0 million, $11.9 million and $10.1 million in fiscal 2013, 2012 and 2011, respectively.

At March 2, 2013, the Company had two sale and leaseback agreements, one for a building that provides an option to purchase the building at projected future fair market value upon expiration of the lease in 2014 and one for equipment that provides an option to purchase the equipment at projected future fair market value upon expiration of the lease in 2018. The leases are classified as operating leases in accordance with applicable financial accounting standards. The Company has a deferred gain of $4.7 million under the sale and leaseback transactions, which is included in the balance sheet caption as other current and non-current liabilities. The average annual lease payment over the life of the remaining leases is $2.0 million.

Bond commitments. In the ordinary course of business, predominantly in the Company’s Architectural Services business, the Company is required to provide surety or performance bonds that commit payments to its customers for any non-performance by the Company. At March 2, 2013, $105.8 million of the Company’s backlog was bonded by performance bonds with a face value of $360.4 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to pay on these performance-based bonds with respect to any of the current portfolio of businesses.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends and for specific sales credits as they become known and estimable. Actual warranty and claim costs are deducted from the accrual when incurred. Factors that could have an impact on the warranty accrual in any given period include the following: improved manufacturing quality, shifts in product mix and any significant changes in sales volume. The Company’s warranty and claim accruals are detailed below.

(In thousands)	2013	2012
Balance at beginning of period	$7,210	$9,887
Additional accruals	4,061	2,766
Claims paid	(2,948)	(5,443)
Balance at end of period	$8,323	$7,210

Fiscal 2012 claims paid reflected the resolution of remaining specific product quality issues that were identified and accrued during fiscal year 2011.

Letters of credit. At March 2, 2013, the Company had ongoing letters of credit related to its construction contracts and certain industrial development and recovery zone facility bonds. The total value of letters of credit under which the Company was obligated as of March 2, 2013, was approximately $35.8 million. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility. As of March 2, 2013, letters of credit in the amount of $23.4 million had been issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of March 2, 2013, these obligations totaled $87.9 million.

Non-compete agreements. The Company has entered into non-compete and consulting agreements associated with current and former employees. As of March 2, 2013, future payments of $0.1 million were committed under such agreements.

Foreign Currency Instruments. In December 2012, the Company entered into a foreign exchange forward contract with a U.S. dollar notional value of $24.3 million with the objective of reducing the exposure to fluctuations in the euro related to a planned capital equipment purchase. The fair value of this contract was a net liability of $0.4 million at March 2, 2013 and is included in the balance sheet caption as other current liabilities. The Company reports the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and any gain or loss is included in the value of the capital asset and will be recognized in earnings over the life of the asset.

Litigation. The Company is a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply and services industry, the Company’s construction supply and services businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company is subject to litigation arising out of employment practices, workers compensation, general liability and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

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

Management's Annual Report on Internal Control Over Financial Reporting. The report of management required under this Item 9A is contained on page 29 in Item 8 of this Annual Report on Form 10-K under the caption “Management's Report on Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained on page 31 in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter covered by this report that would have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

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

The other information required by this item, other than the information set forth in Part I above under the heading “Executive Officers of the Registrant,” is set forth under the headings “Proposal 1: Election of Directors,” “Corporate Governance - Procedures for Shareholder Recommendations or Nominations of Director Candidates,” “Corporate Governance - Board Meetings and 2012 Annual Meeting of Shareholders,” “Corporate Governance - Board Committee Membership and Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 26, 2013, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end (our 2013 Proxy Statement). This information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation” and “Non-Employee Director Compensation” in our 2013 Proxy Statement. This information is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes, with respect to our equity compensation plans, the number of shares of our common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights, and the number of shares remaining available for future issuance under our equity compensation plans as of March 2, 2013, the last day of fiscal 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	1,492,597	(1) (2)	$18.23	(3)	1,082,315	(4)
Equity compensation plans not approved by security holders	450,512	(5) (6)	8.34		None
Total	1,943,109	(7)	$15.53		1,082,315

(1)
Includes shares underlying performance share unit awards granted under our 2009 Stock Incentive Plan, options and stock appreciation rights granted under our Amended and Restated 2002 Omnibus Stock Incentive Plan and options granted under our Amended and Restated 1997 Omnibus Stock Incentive Plan. Dividends accrue on the outstanding performance share units during the three-year performance period but will be paid only on shares earned at the end of the performance period. None of the outstanding stock options or stock appreciation rights has dividends rights attached, nor are they transferable.

(2)
At the beginning of fiscal years 2010 through 2012, performance share units were awarded to plan participants which will vest based on our Company's performance over a three-year performance period. The performance share units represent the right to receive shares of our common stock at the end of the three-year performance period. Pursuant to SEC rules and the reporting requirements for this table, we have included in this column 292,118 shares underlying the outstanding performance share units at maximum level performance, assuming Apogee performed at the maximum level during the applicable performance periods. The number of performance share units that will vest at the end of the three-year performance period may vary between 0% and 200% of target, with 50% and 200% becoming vested at threshold and maximum performance, respectively. All performance share units will be forfeited if Apogee does not perform at threshold during the performance period.

Pursuant to SEC rules and the reporting requirements for this table, we have not included in this column 536,551 shares of restricted stock that are issued and outstanding. All shares of restricted stock outstanding have dividend rights attached, but none of the shares of restricted stock are transferable.

(3)	The weighted-average exercise price only includes the 292,118 shares underlying the outstanding performance share units at target level performance.

(4)
Pursuant to SEC Rules and the reporting requirements for this table, of these shares, 60,043 are available for issuance under our Legacy Partnership Plan; 837,541 are available for grant under our 2009 Stock Incentive Plan; 78,442 are available for grant under our 2009 Non-Employee Director Stock Incentive Plan, as Amended and Restated (2011); no shares are available for grant under our Amended and Restated 2002 Omnibus Stock Incentive Plan or our Amended and Restated 1997 Omnibus Stock Incentive Plan; and 106,289 are available for grant under our Non-Employee Director Deferred Compensation Plan, which no longer contains an employer matching contribution as of January 1, 2010. However, because our Company granted its performance share units at target at the beginning of the three-year performance period, actual shares available for future grant under our 2009 Stock Incentive Plan (assuming performance share units granted at target) is actually 1,129,659.

(5)
Reflects stock options granted to Mr. Puishys on August 22, 2011 pursuant to the terms of his employment agreement with our Company effective as of August 22, 2011. The options vest in equal annual installments over a three-year period beginning on August 22, 2012.

(6)
Pursuant to SEC rules and reporting requirements for this table, we have not included in this column 124,700 shares of restricted stock that are issued and outstanding. All shares of restricted stock outstanding have dividend rights attached, but none of the shares of restricted stock are transferable.

(7)
If only the 292,118 shares underlying the outstanding performance share units at target level performance had been included in this column, the number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights as of March 2, 2013 would have been 1,650,991, which aligns with the information reported under Note 10, (Share Based Compensation) included this our Annual Report on Form 10-K for the fiscal year ended March 2, 2013.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Board Independence” in our 2013 Proxy Statement. This information is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the headings “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm - Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “- Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in our 2013 Proxy Statement. This information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as a part of this report:

1.	Financial Statements - The consolidated financial statements listed below are set forth in Item 8 of Part II of this report.

Consolidated Balance Sheets as of March 2, 2013, and March 3, 2012

Consolidated Results of Operations for the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

Consolidated Statements of Comprehensive Earnings for the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

Consolidated Statements of Cash Flows for the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

Consolidated Statements of Shareholders' Equity for the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules - Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves(1)	Other changes add (deduct)(2)	Balance at End of Period
Allowances for doubtful receivables
For the year ended March 2, 2013	$3,109	$(194)	$383	$(39)	$2,493
For the year ended March 3, 2012	2,734	841	414	(52)	3,109
For the year ended February 26, 2011	1,585	900	107	356	2,734
(1) Net of recoveries
(2) Result of acquisitions and foreign currency effects

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits - See Item (b) below.

a)
Exhibits marked with an asterisk (*) identify each management contract or compensatory plan or arrangement. Exhibits marked with a pound sign (#) are filed herewith. The remainder of the exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference.

Exhibit No.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year-ended February 28, 2004.
3.2
Amended and Restated Bylaws of Apogee Enterprises, Inc., as amended through January 24, 2006. Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on January 30, 2006.

4.1	Specimen certificate for shares of common stock of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended March 3, 2012.
10.1*	1997 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit A of Registrant's proxy statement for the 1997 Annual Meeting of Shareholders filed on May 16, 1997.
10.2*
Apogee Enterprises, Inc. Officers' Supplemental Executive Retirement Plan (2005 Restatement), First Amendment of Apogee Enterprises, Inc. Officers' Supplemental Executive Retirement Plan (2005 Restatement) and Second Amendment of Apogee Enterprises, Inc. Officers' Supplemental Executive Retirement Plan (2005 Restatement). Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on January 29, 2008.

10.3*
Third Amendment of Apogee Enterprises, Inc. Officers' Supplemental Executive Retirement Plan (2005 Restatement). Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on October 15, 2008.

10.4*
Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on October 17, 2006.

10.5*
First Amendment of Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.10 to Registrant's Current Report on Form 8-K filed on March 4, 2009.

10.6*
Second Amendment of Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K filed on May 4, 2009.

10.7*	Apogee Enterprises, Inc. Amended and Restated 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 30, 2006.
10.8*
Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of May 1, 2003). Incorporated by reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year-ended February 28, 2004.

10.9*
First Amendment of Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of May 1, 2003). Incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on March 4, 2009.

10.10*
Form of Stock Appreciation Rights Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on April 19, 2005.

10.11*
Apogee Enterprises, Inc. Non-Employee Director Charitable Matching Contribution Program. Incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year-ended February 26, 2005.

10.12*
Form of Non-Employee Director Stock Option Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 16, 2005.

10.13*	Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on October 17, 2006.
10.14*
First Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on October 15, 2008.

10.15*
Second Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on March 4, 2009.

10.16*
Third Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on October 12, 2010.

10.17*
Fourth Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed on January 6, 2011.

10.18*	Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on October 17, 2006.
10.19*	First Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K filed on October 15, 2008.
10.20*	Second Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.8 to Registrant's Current Report on Form 8-K filed on March 4, 2009.
10.21*	Third Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed on January 6, 2011.
10.22*	Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.1 to Apogee's Current Report on Form 8-K filed on June 28, 2011.
10.23*
Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.2 to Apogee's Current Report on Form 8-K filed on June 28, 2011.

10.24*
Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on June 30, 2009.

10.25*
Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan for awards made on or after April 26, 2011. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on May 2, 2011.

10.26*
Form of Performance Share Unit Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan for awards made on or after April 26, 2011. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 2, 2011.

10.27*	Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, effective January 1, 2011. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 12, 2010.
10.28*
Form of Change in Control Severance Agreement between Apogee Enterprises, Inc. and certain senior executive officers of the Registrant. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 3, 2011.

10.29*
Employment Agreement between Apogee Enterprises, Inc. and Joseph F. Puishys, made and entered into as of August 5, 2011, to be effective as of August 22, 2011. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 8, 2011.

10.30*
Form of Restricted Stock Agreement to be entered into by Apogee Enterprises, Inc. and Joseph F. Puishys on August 22, 2011. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on August 8, 2011.

10.31*
Form of Option Agreement to be entered into by Apogee Enterprises, Inc. and Joseph F. Puishys on August 22, 2011. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on August 8, 2011.

10.32*
Form of Bonus Pool Award Agreement under the Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 6, 2013.

10.33*
Form of Performance Award Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 2, 2012.

10.34*	Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 27, 2012.
10.35
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
101
The following materials from Apogee Enterprises, Inc.'s Annual Report on Form 10-K for the year ended March 2, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 2, 2013 and March 3, 2012, (ii) the Consolidated Results of Operations for the three years ended March 2, 2013, March 3, 2012 and February 26, 2011, (iii) the Consolidated Statements of Comprehensive Earnings for the three years ended March 2, 2013, March 3, 2012 and February 26, 2011, (iv) the Consolidated Statements of Cash Flows for the three years ended March 2, 2103, March 3, 2012 and February 26, 2011, (v) the Consolidated Statements of Shareholders' Equity for the years ended March 2, 2013, March 3, 2012 and February 26, 2011 and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2013.

APOGEE ENTERPRISES, INC.

By: /s/ Joseph F. Puishys
Joseph F. Puishys
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 16, 2013.

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