Form 10-Q
period 2013-06-01
APOGEE ENTERPRISES, INC.
filed 2013-07-11
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 1, 2013

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
As of June 29, 2013, 28,739,727 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except per share data)	June 1, 2013	March 2, 2013
Assets
Current assets
Cash and cash equivalents	$37,147	$37,767
Short-term available for sale securities	29,775	26,007
Restricted short-term investments	2,800	21,804
Receivables, net of allowance for doubtful accounts	117,429	121,170
Inventories	40,494	36,052
Refundable income taxes	531	1,371
Deferred tax assets	1,714	2,218
Other current assets	4,782	5,452
Total current assets	234,672	251,841
Property, plant and equipment, net	164,052	168,948
Available for sale securities	11,882	12,807
Restricted investments	4,393	4,639
Goodwill	61,380	61,342
Intangible assets	13,068	13,675
Other non-current assets	7,883	6,889
Total assets	$497,330	$520,141
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$32,484	$34,235
Accrued payroll and related benefits	16,011	26,732
Accrued self-insurance reserves	5,295	6,145
Other current liabilities	23,585	23,643
Billings in excess of costs and earnings on uncompleted contracts	19,304	21,355
Current portion long-term debt	58	10,057
Total current liabilities	96,737	122,167
Long-term debt	20,746	20,756
Unrecognized tax benefits	6,525	6,765
Long-term self-insurance reserves	8,247	8,030
Deferred tax liabilities	3,211	3,480
Other non-current liabilities	26,096	25,625
Commitments and contingent liabilities (Note 12)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,741,227 and 28,513,536, respectively	9,580	9,505
Additional paid-in capital	122,624	119,759
Retained earnings	210,487	211,135
Common stock held in trust	(768)	(761)
Deferred compensation obligations	768	761
Accumulated other comprehensive loss	(6,923)	(7,081)
Total shareholders’ equity	335,768	333,318
Total liabilities and shareholders’ equity	$497,330	$520,141

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended
(In thousands, except per share data)	June 1, 2013	June 2, 2012
Net sales	$179,311	$154,134
Cost of sales	142,925	123,059
Gross profit	36,386	31,075
Selling, general and administrative expenses	30,271	28,757
Operating income	6,115	2,318
Interest income	174	272
Interest expense	499	363
Other income, net	69	17
Earnings before income taxes	5,859	2,244
Income tax expense	1,700	638
Net earnings	$4,159	$1,606
Earnings per share - basic	$0.15	$0.06
Earnings per share - diluted	$0.14	$0.06
Weighted average basic shares outstanding	28,441	27,788
Weighted average diluted shares outstanding	29,337	28,223
Cash dividends declared per common share	$0.0900	$0.0900

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended
(In thousands)	June 1, 2013	June 2, 2012
Net earnings	$4,159	$1,606
Other comprehensive earnings:
Unrealized (loss) gain on marketable securities, net of $(29) and $12 tax (benefit) expense, respectively	(53)	24
Unrealized loss on foreign currency hedge, net of $24 tax benefit	(41)	—
Foreign currency translation adjustments	252	497
Other comprehensive earnings	158	521
Total comprehensive earnings	$4,317	$2,127

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(In thousands)	June 1, 2013	June 2, 2012
Operating Activities
Net earnings	$4,159	$1,606
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	6,511	6,528
Stock-based compensation	1,118	1,028
Deferred income taxes	276	570
Excess tax benefits from stock-based compensation	(1,009)	(25)
Gain on disposal of assets	(304)	(296)
Other, net	231	239
Changes in operating assets and liabilities:
Receivables	3,782	(3,590)
Inventories	(4,413)	(4,804)
Accounts payable and accrued expenses	(11,911)	(10,510)
Billings in excess of costs and earnings on uncompleted contracts	(2,051)	5,210
Refundable and accrued income taxes	1,425	(3,083)
Other, net	19	(530)
Net cash used in operating activities	(2,167)	(7,657)
Investing Activities
Capital expenditures	(1,512)	(9,509)
Proceeds from sales of property, plant and equipment	169	14
Purchases of restricted investments	(2,800)	(10,000)
Sales/maturities of restricted investments	22,053	1,740
Purchases of marketable securities	(10,225)	(17,040)
Sales/maturities of marketable securities	6,656	5,915
Investments in corporate-owned life insurance policies	—	(900)
Net cash provided by (used in) investing activities	14,341	(29,780)
Financing Activities
Proceeds from issuance of debt	—	10,000
Payments on debt	(10,015)	(45)
Payments on debt issue costs	—	(193)
Shares withheld for taxes, net of stock issued to employees	(1,141)	(817)
Excess tax benefits from stock-based compensation	1,009	25
Dividends paid	(2,687)	(2,643)
Net cash (used in) provided by financing activities	(12,834)	6,327
Decrease in cash and cash equivalents	(660)	(31,110)
Effect of exchange rates on cash	40	111
Cash and cash equivalents at beginning of year	37,767	54,027
Cash and cash equivalents at end of period	$37,147	$23,028
Noncash Activity
Capital expenditures in accounts payable	$298	$149

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 2, 2013. The results of operations for the three-month period ended June 1, 2013 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 1, 2013 and March 2, 2013, and the results of operations, comprehensive earnings and cash flows for the three-month periods ended June 1, 2013 and June 2, 2012.

The Company’s fiscal year ends on the Saturday closest to the last day of February. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

The results of the Company's Brazilian subsidiary within the Architectural Glass segment are reported on a two-month lag. There were no significant intervening events which would have materially affected our consolidated financial statements had they been recorded during the three months ended June 1, 2013.

In connection with preparing the unaudited consolidated financial statements for the three months ended June 1, 2013, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the consolidated financial statements.

2.	New Accounting Standards
In February 2013, the FASB issued authoritative guidance surrounding the presentation of items reclassified from other comprehensive income to net income. This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income, items reclassified out of accumulated other comprehensive income and into net income in their entirety and the effect of the reclassification on each affected net income line item. This guidance is effective for fiscal years and interim periods beginning after December 15, 2012, Apogee's fiscal 2014. The adoption of this new standard in the first quarter of fiscal 2014 did not impact Apogee's consolidated financial condition, results of operations or cash flows. The reclassifications out of accumulated other comprehensive income and into net income were not material for the three months ended June 1, 2013.

No other new accounting pronouncements issued or effective during the first three months of fiscal 2014 have had or are expected to have a material impact on the consolidated financial statements.

3.	Stock-Based Compensation
Total stock-based compensation expense included in the results of operations for the three months ended June 1, 2013 and June 2, 2012, was $1.1 million and $1.0 million, respectively.

Stock Options and SARs
There were no options or SARs issued in the first three months of fiscal 2014 or 2013. The following table summarizes the award transactions for the three months ended June 1, 2013:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 2, 2013	1,362,373	$15.89
Awards exercised	(249,923)	21.98
Awards canceled	(7,376)	21.17
Outstanding at June 1, 2013	1,105,074	$14.49	5.4 Years	$13,545,626
Vested or expected to vest at June 1, 2013	1,105,074	$14.49	5.4 Years	$13,545,626
Exercisable at June 1, 2013	804,733	$16.79	4.3 Years	$8,037,372

At June 1, 2013, there was $0.5 million of total unrecognized compensation cost related to stock option awards, which is expected to be recognized over a weighted average period of approximately 14 months. Cash proceeds from the exercise of stock options were $1.4 million and $0.2 million for the three months ended June 1, 2013 and June 2, 2012, respectively. The amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant for options exercised was $1.6 million during the three months ended June 1, 2013 and was immaterial during the prior-year period.

Nonvested Shares and Share Units
The following table summarizes the nonvested share award transactions, including nonvested share units, for the three months ended June 1, 2013:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at March 2, 2013	831,573	$13.17
Granted	114,123	26.35
Vested	(223,225)	13.89
Canceled(1)	(75,547)	13.55
Nonvested at June 1, 2013(2)	646,924	$15.21

(1)
Includes 75,547 of nonvested share units canceled under the fiscal 2011-2013 performance period because Apogee performed below target level for that performance period. Nonvested share units of 174,353 (at target) were previously granted in fiscal 2011 for this performance period.

(2)	Includes a total of 117,765 nonvested share units granted and outstanding at target level for the fiscal 2012-2014 performance period.

At June 1, 2013, there was $7.0 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 26 months. The total fair value of shares vested during the three-month period of fiscal 2014 was $5.0 million.

4.	Earnings per Share
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended
(In thousands, except per share data)	June 1, 2013	June 2, 2012
Basic earnings per share – weighted common shares outstanding	28,441	27,788
Weighted average effect of nonvested share grants and assumed exercise of stock options	896	435
Diluted earnings per share – weighted common shares and potential common shares outstanding	29,337	28,223
Earnings per share – basic	$0.15	$0.06
Earnings per share – diluted	0.14	0.06
Stock options excluded from the calculation of earnings per share because the exercise price was greater than the average market price of the common shares	56	970

5.	Inventories

(In thousands)	June 1, 2013	March 2, 2013
Raw materials	$12,184	$11,834
Work-in-process	8,133	7,754
Finished goods	13,347	13,397
Costs and earnings in excess of billings on uncompleted contracts	6,830	3,067
Total inventories	$40,494	$36,052

6.	Marketable Securities
At June 1, 2013, the Company has investments in municipal bonds of $41.7 million; $29.8 million is current and $11.9 million is non-current. The Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd. (Prism), holds $12.3 million of the municipal bonds. Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available-for-sale,” are carried at fair value and are reported as short-term available for sale securities or available for sale securities in the consolidated balance sheet.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at June 1, 2013 and March 2, 2013, are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 1, 2013
Municipal bonds	$41,852	$91	$(286)	$41,657
Total investments	$41,852	$91	$(286)	$41,657
March 2, 2013
Municipal bonds	$38,927	$127	$(240)	$38,814
Total investments	$38,927	$127	$(240)	$38,814

The Company tests for other than temporary losses on a quarterly basis and considers the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount, and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The following table presents the length of time that available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of June 1, 2013:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$18,506	$(94)	$1,058	$(192)	$19,564	$(286)
Total investments	$18,506	$(94)	$1,058	$(192)	$19,564	$(286)

The amortized cost and estimated fair values of investments at June 1, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$29,777	$29,775
Due after one year through five years	3,915	3,945
Due after five years through 10 years	6,539	6,504
Due after 10 years through 15 years	1,530	1,339
Due beyond 15 years	91	94
Total	$41,852	$41,657

Gross realized gains and losses were not material during the three-month periods of fiscal 2014 and 2013.

7.	Fair Value Measurements
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

Financial assets and liabilities measured at fair value as of June 1, 2013 and March 2, 2013, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
June 1, 2013
Cash equivalents
Money market funds	$16,224	$—	$—	$16,224
Total cash equivalents	16,224	—	—	16,224
Available for sale securities
Municipal bonds	$—	$41,657	$—	$41,657
Total available for sale securities	—	41,657	—	41,657
Restricted investments
Money market funds	$7,193	$—	$—	$7,193
Total restricted investments	7,193	—	—	7,193
Mutual fund investments
Mutual funds	$641	$—	$—	$641
Total mutual fund investments	641	—	—	641
Total assets at fair value	$24,058	$41,657	$—	$65,715
Foreign currency instruments
Foreign currency instruments	$—	$470	$—	$470
Total liabilities at fair value	$—	$470	$—	$470
March 2, 2013
Cash equivalents
Money market funds	$17,639	$—	$—	$17,639
Total cash equivalents	17,639	—	—	17,639
Available for sale securities
Municipal bonds	$—	$38,814	$—	$38,814
Total available for sale securities	—	38,814	—	38,814
Restricted investments
Money market funds	$26,443	$—	$—	$26,443
Total restricted investments	26,443	—	—	26,443
Mutual fund investments
Mutual funds	$251	$—	$—	$251
Total mutual fund investments	251	—	—	251
Total assets at fair value	$44,333	$38,814	$—	$83,147
Foreign currency instruments
Foreign currency instruments	$—	$405	$—	$405
Total liabilities at fair value	$—	$405	$—	$405

Cash equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are held at fair value based on quoted market prices, which approximate stated cost.

Available for sale securities
The Company has short-term available for sale securities of $29.8 million and long-term available for sale securities of $11.9 million as of June 1, 2013, consisting of municipal bonds. All of the Company’s fixed maturity investments are classified as “available-for-sale,” and are carried at fair market value based on market prices from recent trades of similar securities.

Restricted investments
The Company has $2.8 million of current restricted investments consisting of money market funds held in escrow for use in the Company's planned capital investments in the Architectural Glass segment business. The Company has $4.4 million of long-term restricted investments consisting of money market funds, which are short-term in nature but are restricted for future investment in the Company’s storefront and entrance business in Michigan, and are, therefore, classified as long-term. The restricted investments are held at fair value based on quoted market prices, which approximate stated cost.

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

8.	Goodwill and Other Identifiable Intangible Assets
The carrying amount of goodwill attributable to each business segment as of the three months ended June 1, 2013 is detailed below.

(In thousands)	Architectural Glass	Architectural Services	Architectural Framing Systems	Large-Scale Optical	Total
Balance at March 3, 2012	$27,277	$1,120	$22,663	$10,557	$61,617
Foreign currency translation	(275)	—	—	—	(275)
Balance at March 2, 2013	27,002	1,120	22,663	10,557	61,342
Foreign currency translation	38	—	—	—	38
Balance at June 1, 2013	$27,040	$1,120	$22,663	$10,557	$61,380

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	June 1, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$3,288	$(2,226)	$—	$1,062
Non-compete agreements	6,767	(6,148)	6	625
Customer relationships	15,309	(9,745)	38	5,602
Purchased intellectual property	7,996	(2,245)	28	5,779
Total	$33,360	$(20,364)	$72	$13,068

	March 2, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$3,556	$(2,209)	$—	$1,347
Non-compete agreements	6,824	(6,124)	(38)	662
Customer relationships	15,628	(9,541)	(266)	5,821
Purchased intellectual property	8,210	(2,169)	(196)	5,845
Total	$34,218	$(20,043)	$(500)	$13,675

Amortization expense on these identifiable intangible assets was $0.4 million and $0.7 million for three-month periods ended June 1, 2013 and June 2, 2012, respectively. In addition to the amortization expense noted above, in the first quarter of fiscal 2014, the Company expensed $0.2 million of debt issue costs that had previously been deferred and were being amortized over the term of the debt previously issued for future investment in the Company's Architectural Glass fabrication facility in Utah. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At June 1, 2013, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2014 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018
Estimated amortization expense	$1,367	$1,643	$1,296	$1,147	$1,050

9.	Debt
The company maintains a $100.0 million revolving credit facility that expires in October 2017. No borrowings were outstanding under the facility as of June 1, 2013 or March 2, 2013. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at June 1, 2013 was $268.1 million, whereas the Company’s net worth as defined in the credit facility was $335.8 million. The credit facility also requires that the Company maintain an adjusted debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, the Company reduces non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. The Company’s ratio was 0.00 at June 1, 2013. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At June 1, 2013, the Company was in compliance with the financial covenants of the credit facility.

During the first quarter of fiscal 2014, $10.0 million of recovery zone facility bonds that had previously been issued for future investment in the Company's Architectural Glass fabrication facility in Utah were redeemed at par. In connection with redeeming this debt in the first quarter of fiscal 2014, the Company expensed $0.2 million of debt issue costs that had previously been deferred and were being amortized over the term of the debt.

Debt at June 1, 2013 consists of $20.4 million of industrial revenue bonds, and $0.4 million of other debt. The industrial revenue bonds mature in fiscal years 2021 through 2043, and the other debt matures in fiscal years 2014 through 2021. The fair value of the industrial revenue bonds approximates carrying value at June 1, 2013 due to the variable interest rates on these instruments. The bonds are classified as level 2 within the fair value hierarchy.

Interest payments were $0.2 million for each of the three-month periods ended June 1, 2013 and June 2, 2012, and primarily relate to fees associated with our revolving credit facility.

10.	Employee Benefit Plans

Pension Plans
The Company sponsors an unfunded Officers’ Supplemental Executive Retirement Plan for the benefit of certain executives and a defined-benefit pension plan, the Tubelite, Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost for the plans for the three-month periods ended June 1, 2013 and June 2, 2012, were as follows:

	Three Months Ended
(In thousands)	June 1, 2013	June 2, 2012
Interest cost	$134	$142
Expected return on assets	(46)	(44)
Amortization of unrecognized net loss	59	53
Net periodic benefit cost	$147	$151

11.	Income Taxes
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

The total liability for unrecognized tax benefits at June 1, 2013 and March 2, 2013, was approximately $6.5 million and $6.8 million, respectively. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.0 million during the next 12 months due to lapsing of statutes.

12.	Commitments and Contingent Liabilities

Operating lease commitments. As of June 1, 2013, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

(In thousands)	Remainder of Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter	Total
Total minimum payments	$6,106	$7,240	$7,097	$5,287	$3,943	$5,493	$35,166

Bond commitments. In the ordinary course of business, predominantly in the Company’s Architectural Services business, the Company is required to provide surety or performance bonds that commit payments to its customers for any non-performance by the Company. At June 1, 2013, $117.1 million of the Company’s backlog was bonded by performance bonds with a face value of $313.3 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to make any payments related to these performance bonds with respect to any of the current portfolio of businesses.

Guarantees and warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends and for specific sales credits as they become known and estimable. Actual warranty and claim costs are deducted from the accrual when paid. Factors that could have an impact on the warranty accrual in any given period include the following: improved manufacturing quality, shifts in product mix and any significant changes in sales volume. The Company’s warranty and claim accruals are detailed below.

	Three Months Ended
(In thousands)	June 1, 2013	June 2, 2012
Balance at beginning of period	$8,323	$7,210
Additional accruals	1,323	766
Claims paid	(857)	(823)
Balance at end of period	$8,789	$7,153

Letters of credit. At June 1, 2013, the Company had ongoing letters of credit related to its construction contracts and certain industrial revenue bonds. The total value of letters of credit under which the Company was obligated as of June 1, 2013, was approximately $25.5 million, all of which have been issued under the credit facility. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of June 1, 2013, these obligations totaled $113.6 million.

Non-compete agreements. The Company has entered into non-compete and consulting agreements associated with current and former employees. As of June 1, 2013, future payments of $0.1 million were committed under such agreements.

Foreign Currency Instruments. The Company has a foreign exchange forward contract with a U.S. dollar notional value of $24.3 million with the objective of reducing the exposure to fluctuations in the euro related to a planned capital equipment purchase. The fair value of this contract was a liability of $0.5 million at June 1, 2013 and is included in the balance sheet caption as other current liabilities. The Company reports the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and any gain or loss is included in the value of the capital asset and will be recognized in earnings over the life of the asset.

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

13.	Segment Information
In the fourth quarter of fiscal 2013, the Company expanded the number of reporting segments to four: Architectural Glass, Architectural Services, Architectural Framing Systems and Large-Scale Optical (LSO). Prior year comparative information has been recast to conform to the current reporting segment presentation. The Architectural Glass segment fabricates glass used in customized window and wall systems comprising the outside skin of commercial and institutional buildings. The Architectural Services segment designs, engineers, fabricates and installs the walls of glass and windows comprising the outside skin of commercial and institutional buildings for new construction and renovation. The Architectural Framing Systems segment designs, engineers, fabricates and finishes the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial and institutional buildings. The Company has aggregated three operating segments into the Architectural Framing Systems reporting segment based upon their similar products, customers, distribution methods, production processes and economic characteristics. The LSO segment manufactures value-added glass and acrylic products for the custom picture framing market.

The following table presents sales and operating income data for the Company’s four reporting segments, and on a consolidated basis, for the three months ended June 1, 2013, as compared to the corresponding period a year ago.

	Three Months Ended
(In thousands)	June 1, 2013	June 2, 2012
Net Sales from operations
Architectural Glass	$74,803	$59,066
Architectural Services	46,476	38,918
Architectural Framing Systems	44,446	42,407
Large-Scale Optical	19,473	19,258
Intersegment eliminations	(5,887)	(5,515)
Net sales	$179,311	$154,134
Operating Income (Loss) from operations
Architectural Glass	$1,371	$(2,406)
Architectural Services	(965)	(2,579)
Architectural Framing Systems	2,064	3,096
Large-Scale Optical	4,698	5,268
Corporate and other	(1,053)	(1,061)
Operating income	$6,115	$2,318

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, the Company has determined that it is impractical to report product revenues generated by class of product, beyond the segment revenues currently reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013.

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

Overview
We are a leader in certain technologies and distinctive solutions for enclosing commercial buildings and framing art. The Company's four reportable segments are: Architectural Glass, Architectural Services, Architectural Framing Systems and Large-Scale Optical (LSO). Our Architectural Glass segment consists of Viracon, a fabricator of coated, high-performance architectural glass for global markets. The Architectural Services segment consists of Harmon, one of the largest U.S. full-service building glass installation and renovation companies, which designs, engineers, fabricates and installs the walls of glass and windows comprising the outside skin of commercial and institutional buildings. The Architectural Framing Systems segment companies design, engineer, fabricate and finish the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial and institutional buildings. We have aggregated three operating segments into the Architectural Framing Systems reporting segment based upon their similar products, customers, distribution methods, production processes and economic characteristics: Wausau Window and Wall Systems, a manufacturer of standard and custom aluminum window systems and curtainwall for the North American commercial construction market; Tubelite, a fabricator of aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry; and Linetec, a paint and anodize finisher of architectural aluminum and PVC shutters for U.S. markets. Our LSO segment consists of Tru Vue, a manufacturer of value-added glass and acrylic for the custom picture framing and fine art market.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended March 2, 2013 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings
The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three-month periods of the current and prior fiscal year.

	Three Months Ended
(Percent of net sales)	June 1, 2013	June 2, 2012
Net sales	100.0%	100.0%
Cost of sales	79.7	79.8
Gross profit	20.3	20.2
Selling, general and administrative expenses	16.9	18.7
Operating income	3.4	1.5
Interest income	0.1	0.2
Interest expense	0.2	0.2
Other income, net	—	—
Earnings from operations before income taxes	3.3	1.5
Income tax expense	1.0	0.5
Net earnings	2.3%	1.0%
Effective tax rate	29.0%	28.4%

Highlights of First Quarter of Fiscal 2014 Compared to First Quarter of Fiscal 2013
Consolidated net sales increased 16.3 percent, or $25.2 million, for the first quarter ended June 1, 2013, compared to the prior-year period. Approximately 63 percent of the year-on-year increase was due to improved volume and mix in our Architectural Glass Segment, with the remainder largely due to improved volume in our Architectural Services segment.
Gross profit as a percent of sales for the quarter ended June 1, 2013 was up slightly at 20.3 percent compared to 20.2 percent in the prior-year period. The change in gross margins was due to the favorable margin impact from volume growth and the resulting increase in capacity utilization in the Architectural Glass and Architectural Services segments. These favorable items were largely offset by lower capacity utilization within the Architectural Framing System segment's window business related to an anticipated gap in the schedule for more complex projects and our LSO segment increased promotional activities and investments for growth in new geographies and markets.
Selling, general and administrative expenses for the first quarter were up $1.5 million over the prior year, while decreasing as a percent of net sales to 16.9 percent from 18.7 percent in the prior-year period. The increased expense was due to increased salaries and related benefits to support sales growth and cost increases related to geographic expansion.

Segment Analysis
Architectural Glass

	Three Months Ended
(In thousands)	June 1, 2013	June 2, 2012	% Change
Net sales	$74,803	$59,066	26.6%
Operating income (loss)	1,371	(2,406)	157.0%
Operating margin	1.8%	(4.1)%
First-quarter net sales of $74.8 million were up 26.6 percent over prior-year net sales of $59.1 million. The increase in sales was due to improved volume accounting for approximately 20 percentage points, with the remainder due to improved mix of value-added products. Operating income was $1.4 million in the current quarter, compared to a loss of $2.4 million in the prior-year quarter, with operating margins of 1.8 percent compared to negative 4.1 percent in the prior-year quarter. The improvement in margins was due primarily to the improved volume and mix, as well as the impact of better pricing and good operational performance.

Architectural Services

	Three Months Ended
(In thousands)	June 1, 2013	June 2, 2012	% Change
Net sales	$46,476	$38,918	19.4%
Operating loss	(965)	(2,579)	62.6%
Operating margin	(2.1)%	(6.6)%

First-quarter net sales of $46.5 million improved 19.4 percent over prior-year net sales of $38.9 million, most of which was due to volume growth in expanded geographies and timing of project cost flow. The segment reported an operating loss of $1.0 million in the current quarter, compared to a loss of $2.6 million in the prior-year quarter, with negative operating margins of 2.1 percent compared to negative 6.6 percent in the prior-year quarter. The improvement in operating results and margins was due to increased volume and better margins on projects flowing through revenue, partially offset by costs incurred in the current quarter to support geographic expansion.

Architectural Framing Systems

	Three Months Ended
(In thousands)	June 1, 2013	June 2, 2012	% Change
Net sales	$44,446	$42,407	4.8%
Operating income	2,064	3,096	(33.3)%
Operating margin	4.6%	7.3%
First-quarter net sales of $44.4 million were up 4.8 percent over prior-year net sales of $42.4 million, due to improved volume in the storefront and finishing businesses representing an increase of approximately 9 percentage points. This improvement was somewhat offset by lower volume in the window business of approximately 4 percentage points. Operating income of $2.1 million in the current quarter was down 33.3 percent compared to $3.1 million in the prior-year quarter, and operating margins decreased to 4.6 percent compared to 7.3 percent in the prior-year quarter. The decrease in operating income was due to lower sales in the window business related to an anticipated gap in the schedule for more complex projects, resulting in lower capacity utilization. The decreases in the window business profitability was partially offset by the profit on increased volume in the storefront and finishing businesses.

Large-Scale Optical (LSO)

	Three Months Ended
(In thousands)	June 1, 2013	June 2, 2012	% Change
Net sales	$19,473	$19,258	1.1%
Operating income	4,698	5,268	(10.8)%
Operating margin	24.1%	27.4%

Net sales of $19.5 million for the first quarter were up slightly over prior-year net sales of $19.3 million, driven by increased volume and a positive mix of higher value-added products. Operating income of $4.7 million in the quarter was down 10.8 percent from the prior-year period and operating margins were down 3.3 percentage points to 24.1 percent, compared to 27.4 percent in the prior-year period. The decrease in operating income and margins was due to increased promotional activities and investments for growth in new geographies and markets.

Consolidated Backlog
At June 1, 2013, our consolidated backlog was $301.8 million, compared to $298.3 million at the end of fiscal 2013 and $269.1 million in the prior-year period. We expect approximately $238.3 million, or 79 percent, of our June 1, 2013 backlog to be recognized in fiscal 2014, with the remainder to be recognized in fiscal 2015.
We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of our ultimate profitability, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Liquidity and Capital Resources

	Three Months Ended
(Cash effect, in thousands)	June 1, 2013	June 2, 2012
Operating Activities
Net cash used in operating activities	$(2,167)	$(7,657)
Investing Activities
Capital expenditures	(1,512)	(9,509)
Change in restricted investments, net	19,253	(8,260)
Net purchases of marketable securities	(3,569)	(11,125)
Financing Activities
Proceeds from issuance of debt	—	10,000
Payments on debt	(10,015)	(45)
Dividends paid	(2,687)	(2,643)

Operating activities. Cash used in operating activities was $2.2 million for the first three months of fiscal 2014, compared to cash used of $7.7 million in the prior-year period. Both fiscal 2014 and 2013 results were negatively impacted by normal seasonal cash outflow in the first quarter as a result of payments made to fund annual incentive compensation plans.

Non-cash working capital (current assets, excluding cash and short-term available for sale securities and short-term restricted investments, less current liabilities) was $68.2 million at June 1, 2013, or 9.4 percent of last 12-month net sales, our key metric for measuring working capital efficiency. This compares to $54.1 million at March 2, 2013, or 7.7 percent of fiscal 2013 net sales, and 9.2 percent at June 2, 2012. The dollar change from year-end was due to working capital outflows for the current quarter as noted above.

Investing Activities. Through the first three months of fiscal 2014, investing activities provided cash of $14.3 million, compared to cash used of $29.8 million in the same period last year. The current year included new capital investments of $1.5 million. We released a net $19.3 million of restricted investments as a result of releasing the $10.0 million of cash held in escrow for the recovery zone facility bonds that was used to redeem the bonds and also releasing $12.0 million of cash collateral to unrestricted cash related to the letter of credit supporting these bonds. These items were slightly offset by $2.8 million of funds held in escrow for use in the Company's planned capital investments in the Architectural Glass segment business. We increased our investments in marketable securities by $3.6 million for the three-month period.

In fiscal 2013, new capital investments were $9.5 million for growth and productivity improvements, as well as equipment to support new product introductions and maintenance capital. The net position of our investments for the three-month period of fiscal 2013 resulted in $11.1 million in net purchases. Net purchases of $8.3 million for restricted investments during the period were the result of $10.0 million of industrial development bonds (reflected in financing activities) that were made available for current and future investment in our storefront and entrance business in Michigan, the proceeds of which are reported as restricted investments until disbursed.

We expect fiscal 2014 capital expenditures to be $40 to $45 million for investments for growth, productivity and product development capabilities, including a new state-of-the-art coater in our Architectural Glass segment.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity, further invest in, fully divest and/or sell parts of our current businesses. In the first quarter of fiscal 2014, we completed the temporary shutdown of our Architectural Glass segment business in Utah to align overall capacity with the demand we are expecting over the next two years.

Financing Activities. Total outstanding borrowings at June 1, 2013 were $20.8 million, compared to $30.8 million as of March 2, 2013 and $31.0 million at June 2, 2012. During the first quarter of fiscal 2014, $10.0 million of recovery zone facility bonds that had previously been issued for future investment in the Company's Architectural Glass fabrication facility in Utah were redeemed at par.

Debt at June 1, 2013 consists of $20.4 million of industrial revenue bonds, and $0.4 million of other debt. The industrial revenue bonds mature in fiscal years 2021 through 2043, and the other debt matures in fiscal years 2014 through 2021. Our debt-to-total-capital ratio was 5.8 percent at June 1, 2013, and 8.5 percent at March 2, 2013.

The company maintains a $100.0 million revolving credit facility that expires in October 2017. No borrowings were outstanding under the facility as of June 1, 2013 or March 2, 2013. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at June 1, 2013 was $268.1 million, whereas the Company’s net worth as defined in the credit facility was $335.8 million. The credit facility also requires that the Company maintain an adjusted debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, the Company reduces non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. The Company’s ratio was 0.00 at June 1, 2013. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At June 1, 2013, the Company was in compliance with the financial covenants of the credit facility.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. We have purchased a total of 2,279,123 shares, at a total cost of $29.7 million, since the inception of this program. We have remaining authority to repurchase 970,877 shares under this program, which has no expiration date. There were no share repurchases during the first three months of either fiscal 2014 or 2013.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of June 1, 2013:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2014 Remaining	2015	2016	2017	2018	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$20,400	$20,400
Other debt obligations	58	58	58	58	58	114	404
Operating leases (undiscounted)	6,106	7,240	7,097	5,287	3,943	5,493	35,166
Purchase obligations	110,384	3,204	—	—	—	—	113,588
Other obligations	574	—	—	—	—	—	574
Total cash obligations	$117,122	$10,502	$7,155	$5,345	$4,001	$26,007	$170,132

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

We have purchase obligations for raw material commitments and capital expenditures. As of June 1, 2013, these obligations totaled $113.6 million.

The other obligations in the table above include a foreign exchange forward contract and also include non-competes and consulting agreements with former employees. The foreign exchange forward contract has a U.S. dollar notional value of $24.3 million with the objective of reducing the exposure to fluctuations in the euro related to a planned capital equipment purchase. The fair value of this contract was a liability of $0.5 million at June 1, 2013 and is included in the balance sheet caption as other current liabilities. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and any gain or loss is included in the value of the capital asset and will be recognized in earnings over the life of the asset.

We expect to make contributions of $0.8 million to our defined-benefit pension plans in fiscal 2014, which will equal or exceed our minimum funding requirements.

As of June 1, 2013, we had $6.5 million and $1.9 million of unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $1.0 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At June 1, 2013, we had ongoing letters of credit related to construction contracts and certain industrial revenue bonds. The Company’s $20.4 million of industrial revenue bonds are supported by $21.0 million of letters of credit that reduce availability of funds under our $100.0 million credit facility. The letters of credit by expiration period were as follows at June 1, 2013:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2014 Remaining	2015	2016	2017	2018	Thereafter	Total
Standby letters of credit	$—	$20,982	$—	$—	$2,000	$2,500	$25,482

In addition to the above standby letters of credit, which were predominantly issued for our industrial revenue bonds, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At June 1, 2013, $117.1 million of our backlog was bonded by performance bonds with a face value of $313.3 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

For fiscal 2014, we believe that current cash on hand and available capacity under our committed revolving credit facility, as well as the expected cash to be generated from future operating activities, will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments. We have total cash and short-term available for sale securities of $66.9 million, and $74.5 million available under our credit facility at June 1, 2013. We believe that this will provide us with the financial strength to continue our growth strategy as our end markets continue to strengthen.

Outlook
The following statements are based on our current expectations for full-year fiscal 2014 results. These statements are forward-looking, and actual results may differ materially.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 1, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
March 3, 2013 through March 30, 2013	20,486	$28.85	—	970,877
March 31, 2013 through April 27, 2013	34,354	25.84	—	970,877
April 28, 2013 through June 1, 2013	41,158	25.93	—	970,877
Total	95,998	$27.20	—	970,877

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 1, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 1, 2013 and March 2, 2013, (ii) the Consolidated Results of Operations for the three months ended June 1, 2013 and June 2, 2012, (iii) the Consolidated Statements of Comprehensive Earnings for the three months ended June 1, 2013 and June 2, 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended June 1, 2013 and June 2, 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: July 11, 2013	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: July 11, 2013	By: /s/ James S. Porter
James S. Porter Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended June 1, 2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 1, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 1, 2013 and March 2, 2013, (ii) the Consolidated Results of Operations for the three months ended June 1, 2013 and June 2, 2012, (iii) the Consolidated Statements of Comprehensive Earnings for the three months ended June 1, 2013 and June 2, 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended June 1, 2013 and June 2, 2012, and (v) Notes to Consolidated Financial Statements.