Form 10-Q
period 2013-08-31
APOGEE ENTERPRISES, INC.
filed 2013-10-10
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013

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
As of September 27, 2013, 28,787,974 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except per share data)	August 31, 2013	March 2, 2013
Assets
Current assets
Cash and cash equivalents	$55,641	$37,767
Short-term available for sale securities	15,227	26,007
Restricted short-term investments	2,800	21,804
Receivables, net of allowance for doubtful accounts	126,881	121,170
Inventories	42,011	36,052
Refundable income taxes	—	1,371
Deferred tax assets	1,783	2,218
Other current assets	4,943	5,452
Total current assets	249,286	251,841
Property, plant and equipment, net	163,721	168,948
Available for sale securities	11,044	12,807
Restricted investments	3,790	4,639
Goodwill	61,111	61,342
Intangible assets	12,264	13,675
Other non-current assets	7,273	6,889
Total assets	$508,489	$520,141
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$39,010	$34,235
Accrued payroll and related benefits	16,732	26,732
Accrued self-insurance reserves	6,231	6,145
Other current liabilities	24,917	23,643
Billings in excess of costs and earnings on uncompleted contracts	17,703	21,355
Current portion long-term debt	52	10,057
Accrued income taxes	703	—
Total current liabilities	105,348	122,167
Long-term debt	20,701	20,756
Unrecognized tax benefits	6,646	6,765
Long-term self-insurance reserves	7,704	8,030
Deferred tax liabilities	2,964	3,480
Other non-current liabilities	26,144	25,625
Commitments and contingent liabilities (Note 12)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,771,920 and 28,513,536, respectively	9,591	9,505
Additional paid-in capital	124,621	119,759
Retained earnings	213,607	211,135
Common stock held in trust	(775)	(761)
Deferred compensation obligations	775	761
Accumulated other comprehensive loss	(8,837)	(7,081)
Total shareholders’ equity	338,982	333,318
Total liabilities and shareholders’ equity	$508,489	$520,141

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Net sales	$178,287	$175,940	$357,598	$330,074
Cost of sales	139,752	139,803	282,677	262,862
Gross profit	38,535	36,137	74,921	67,212
Selling, general and administrative expenses	29,177	28,584	59,449	57,342
Operating income	9,358	7,553	15,472	9,870
Interest income	213	43	387	315
Interest expense	246	251	745	614
Other (expense) income, net	(104)	393	(34)	411
Earnings before income taxes	9,221	7,738	15,080	9,982
Income tax expense	3,100	2,681	4,800	3,319
Net earnings	$6,121	$5,057	$10,280	$6,663
Earnings per share - basic	$0.21	$0.18	$0.36	$0.24
Earnings per share - diluted	$0.21	$0.18	$0.35	$0.24
Weighted average basic shares outstanding	28,394	27,922	28,417	27,855
Weighted average diluted shares outstanding	29,211	28,436	29,274	28,330
Cash dividends declared per common share	$0.0900	$0.0900	$0.1800	$0.1800

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Net earnings	$6,121	$5,057	$10,280	$6,663
Other comprehensive earnings:
Unrealized (loss) gain on marketable securities, net of $(122), $(7), $(151) and $5 tax (benefit) expense, respectively	(227)	(13)	(280)	11
Unrealized gain on foreign currency hedge, net of $104 and $80 tax expense	182	—	141	—
Foreign currency translation adjustments	(1,869)	(2,025)	(1,617)	(1,528)
Other comprehensive loss	(1,914)	(2,038)	(1,756)	(1,517)
Total comprehensive earnings	$4,207	$3,019	$8,524	$5,146

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(In thousands)	August 31, 2013	September 1, 2012
Operating Activities
Net earnings	$10,280	$6,663
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,175	13,113
Stock-based compensation	2,306	2,318
Deferred income taxes	47	834
Excess tax benefits from stock-based compensation	(1,623)	(190)
Gain on disposal of assets	(814)	(580)
Other, net	398	336
Changes in operating assets and liabilities:
Receivables	(2,402)	(9,616)
Inventories	(4,149)	(5,527)
Accounts payable and accrued expenses	(4,650)	(721)
Billings in excess of costs and earnings on uncompleted contracts	(3,652)	5,966
Refundable and accrued income taxes	3,469	(2,307)
Other, net	(123)	144
Net cash provided by operating activities	12,262	10,433
Investing Activities
Capital expenditures	(8,236)	(15,679)
Proceeds from sales of property, plant and equipment	458	18
Acquisition of business, net of cash acquired	(2,155)	—
Purchases of restricted investments	(2,800)	(10,000)
Sales/maturities of restricted investments	22,656	2,080
Purchases of marketable securities	(11,680)	(28,986)
Sales/maturities of marketable securities	22,859	14,393
Investments in corporate-owned life insurance policies	—	(900)
Net cash provided by (used in) investing activities	21,102	(39,074)
Financing Activities
Proceeds from issuance of debt	—	10,000
Payments on debt	(10,029)	(86)
Payments on debt issue costs	(73)	(194)
Shares withheld for taxes, net of stock issued to employees	(1,361)	(554)
Excess tax benefits from stock-based compensation	1,623	190
Dividends paid	(5,277)	(5,193)
Net cash (used in) provided by financing activities	(15,117)	4,163
Increase (decrease) in cash and cash equivalents	18,247	(24,478)
Effect of exchange rates on cash	(373)	4
Cash and cash equivalents at beginning of year	37,767	54,027
Cash and cash equivalents at end of period	$55,641	$29,553
Noncash Activity
Capital expenditures in accounts payable	$319	$803

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 2, 2013. The results of operations for the six-month period ended August 31, 2013 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 31, 2013 and March 2, 2013, and the results of operations and comprehensive earnings for the three and six-month periods ended August 31, 2013 and September 1, 2012, and cash flows for the six-month periods ended August 31, 2013 and September 1, 2012.

The Company’s fiscal year ends on the Saturday closest to the last day of February. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

The results of the Company's Brazilian subsidiary within the Architectural Glass segment are reported on a two-month lag. There were no significant intervening events which would have materially affected our consolidated financial statements had they been recorded during the six months ended August 31, 2013.

In connection with preparing the unaudited consolidated financial statements for the six months ended August 31, 2013, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the consolidated financial statements.

2.	New Accounting Standards
In February 2013, the FASB issued authoritative guidance surrounding the presentation of items reclassified from other comprehensive income to net income. This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income, items reclassified out of accumulated other comprehensive income and into net income in their entirety and the effect of the reclassification on each affected net income line item. This guidance is effective for fiscal years and interim periods beginning after December 15, 2012, Apogee's fiscal 2014. The adoption of this new standard in the first quarter of fiscal 2014 did not impact Apogee's consolidated financial condition, results of operations or cash flows. The reclassifications out of accumulated other comprehensive income and into net income were not material for the six months ended August 31, 2013.

No other new accounting pronouncements issued or effective during the first six months of fiscal 2014 have had or are expected to have a material impact on the consolidated financial statements.

3.	Stock-Based Compensation
Total stock-based compensation expense included in the results of operations was $2.3 million for each of the six month periods ended August 31, 2013 and September 1, 2012.

Stock Options and SARs
There were no options or SARs issued in the first six months of fiscal 2014 or 2013. The following table summarizes the award transactions for the six months ended August 31, 2013:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 2, 2013	1,362,373	$15.89
Awards exercised	(269,423)	21.36
Awards canceled	(8,376)	19.40
Outstanding at August 31, 2013	1,084,574	$14.52	5.2 Years	$14,524,796
Vested or expected to vest at August 31, 2013	1,084,574	$14.52	5.2 Years	$14,524,796
Exercisable at August 31, 2013	934,403	$15.51	4.8 Years	$11,587,451

At August 31, 2013, there was $0.4 million of total unrecognized compensation cost related to stock option awards, which is expected to be recognized over a weighted average period of approximately 12 months. Cash proceeds from the exercise of stock options were $1.6 million and $0.5 million for the six months ended August 31, 2013 and September 1, 2012, respectively. The amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant for options exercised was $1.9 million during the six months ended August 31, 2013 and was $0.1 million during the prior-year period.

Nonvested Shares and Share Units
The following table summarizes the nonvested share award transactions, including nonvested share units, for the six months ended August 31, 2013:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at March 2, 2013	831,573	$13.17
Granted	144,971	25.93
Vested	(335,332)	13.06
Canceled(1)	(77,297)	13.55
Nonvested at August 31, 2013(2)	563,915	$16.47

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

At August 31, 2013, there was $6.7 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 24 months. The total fair value of shares vested during the six-month period of fiscal 2014 was $8.5 million.

4.	Earnings per Share
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Basic earnings per share – weighted common shares outstanding	28,394	27,922	28,417	27,855
Weighted average effect of nonvested share grants and assumed exercise of stock options	817	514	857	475
Diluted earnings per share – weighted common shares and potential common shares outstanding	29,211	28,436	29,274	28,330
Earnings per share – basic	$0.21	$0.18	$0.36	$0.24
Earnings per share – diluted	0.21	0.18	0.35	0.24
Stock options excluded from the calculation of earnings per share because the exercise price was greater than the average market price of the common shares	55	624	55	915

5.	Inventories

(In thousands)	August 31, 2013	March 2, 2013
Raw materials	$14,023	$11,834
Work-in-process	10,354	7,754
Finished goods	14,380	13,397
Costs and earnings in excess of billings on uncompleted contracts	3,254	3,067
Total inventories	$42,011	$36,052

6.	Marketable Securities
At August 31, 2013, the Company has investments in municipal bonds of $26.3 million; $15.2 million is current and $11.0 million is non-current. The Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd. (Prism), holds $11.1 million of the municipal bonds. Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available for sale,” are carried at fair value and are reported as short-term available-for-sale securities or available-for-sale securities in the consolidated balance sheet.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at August 31, 2013 and March 2, 2013, are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
August 31, 2013
Municipal bonds	$26,815	$40	$(584)	$26,271
Total investments	$26,815	$40	$(584)	$26,271
March 2, 2013
Municipal bonds	$38,927	$127	$(240)	$38,814
Total investments	$38,927	$127	$(240)	$38,814

The Company tests for other than temporary losses on a quarterly basis and considers the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount, and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The following table presents the length of time that available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of August 31, 2013:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$13,232	$(349)	$1,015	$(235)	$14,247	$(584)
Total investments	$13,232	$(349)	$1,015	$(235)	$14,247	$(584)

The amortized cost and estimated fair values of investments at August 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$15,222	$15,227
Due after one year through five years	2,950	2,956
Due after five years through 10 years	7,328	7,006
Due after 10 years through 15 years	1,250	1,015
Due beyond 15 years	65	67
Total	$26,815	$26,271

Gross realized gains and losses were not material during the either the six-month period of fiscal 2014 or 2013.

7.	Fair Value Measurements
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

Financial assets and liabilities measured at fair value as of August 31, 2013 and March 2, 2013, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
August 31, 2013
Cash equivalents
Money market funds	$26,769	$—	$—	$26,769
Total cash equivalents	26,769	—	—	26,769
Available for sale securities
Municipal bonds	$—	$26,271	$—	$26,271
Total available for sale securities	—	26,271	—	26,271
Restricted investments
Money market funds	$6,590	$—	$—	$6,590
Total restricted investments	6,590	—	—	6,590
Mutual fund investments
Mutual funds	$747	$—	$—	$747
Total mutual fund investments	747	—	—	747
Total assets at fair value	$34,106	$26,271	$—	$60,377
Foreign currency instruments
Foreign currency instruments	$—	$184	$—	$184
Total liabilities at fair value	$—	$184	$—	$184

March 2, 2013
Cash equivalents
Money market funds	$17,639	$—	$—	$17,639
Total cash equivalents	17,639	—	—	17,639
Available for sale securities
Municipal bonds	$—	$38,814	$—	$38,814
Total available for sale securities	—	38,814	—	38,814
Restricted investments
Money market funds	$26,443	$—	$—	$26,443
Total restricted investments	26,443	—	—	26,443
Mutual fund investments
Mutual funds	$251	$—	$—	$251
Total mutual fund investments	251	—	—	251
Total assets at fair value	$44,333	$38,814	$—	$83,147
Foreign currency instruments
Foreign currency instruments	$—	$405	$—	$405
Total liabilities at fair value	$—	$405	$—	$405

Cash equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are held at fair value based on quoted market prices, which approximate stated cost.

Available for sale securities
The Company has short-term available-for-sale securities of $15.2 million and long-term available-for-sale securities of $11.0 million as of August 31, 2013, consisting of municipal bonds. All of the Company’s fixed maturity investments are classified as “available for sale,” and are carried at fair market value based on market prices from recent trades of similar securities.

Restricted investments
The Company has $2.8 million of current restricted investments consisting of money market funds held in escrow for use in the Company's planned capital investments in the Architectural Glass segment business. The Company has $3.8 million of long-term restricted investments consisting of money market funds, which are short term in nature but are restricted for future investment in the Company’s storefront and entrance business in Michigan, and are, therefore, classified as long term. The restricted investments are held at fair value based on quoted market prices, which approximate stated cost.

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

8.	Goodwill and Other Identifiable Intangible Assets
The carrying amount of goodwill attributable to each business segment as of the six months ended August 31, 2013 is detailed below.

(In thousands)	Architectural Glass	Architectural Services	Architectural Framing Systems	Large-Scale Optical	Total
Balance at March 3, 2012	$27,277	$1,120	$22,663	$10,557	$61,617
Foreign currency translation	(275)	—	—	—	(275)
Balance at March 2, 2013	27,002	1,120	22,663	10,557	61,342
Foreign currency translation	(231)	—	—	—	(231)
Balance at August 31, 2013	$26,771	$1,120	$22,663	$10,557	$61,111

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	August 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$3,361	$(2,274)	$—	$1,087
Non-compete agreements	6,767	(6,189)	(23)	555
Customer relationships	15,314	(9,995)	(200)	5,119
Purchased intellectual property	7,996	(2,337)	(156)	5,503
Total	$33,438	$(20,795)	$(379)	$12,264

	March 2, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$3,556	$(2,209)	$—	$1,347
Non-compete agreements	6,824	(6,124)	(38)	662
Customer relationships	15,628	(9,541)	(266)	5,821
Purchased intellectual property	8,210	(2,169)	(196)	5,845
Total	$34,218	$(20,043)	$(500)	$13,675

Amortization expense on these identifiable intangible assets was $0.9 million and $1.3 million for six-month periods ended August 31, 2013 and September 1, 2012, respectively. In addition to the amortization expense noted above, in the first quarter of fiscal 2014, the Company expensed $0.2 million of debt issue costs that had previously been deferred and were being amortized over the term of the debt previously issued for future investment in the Company's Architectural Glass fabrication facility in Utah.

The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At August 31, 2013, the estimated future amortization expense for identifiable intangible assets for the remainder of fiscal 2014 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018
Estimated amortization expense	$934	$1,643	$1,296	$1,147	$1,050

9.	Debt
The company maintains a $100.0 million revolving credit facility that expires in October 2017. No borrowings were outstanding under the facility as of August 31, 2013 or March 2, 2013. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at August 31, 2013 was $274.2 million, whereas the Company’s net worth as defined in the credit facility was $339.0 million. The credit facility also requires that the Company maintain an adjusted debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, the Company reduces non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. The Company’s ratio was 0.00 at August 31, 2013. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At August 31, 2013, the Company was in compliance with the financial covenants of the credit facility.

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

Debt at August 31, 2013 consists of $20.4 million of industrial revenue bonds, and $0.4 million of other debt. The industrial revenue bonds mature in fiscal years 2021 through 2043, and the other debt matures in fiscal years 2014 through 2021. The fair value of the industrial revenue bonds approximates carrying value at August 31, 2013 due to the variable interest rates on these instruments. The bonds are classified as level 2 within the fair value hierarchy.

Interest payments were $0.3 million for each of the six-month periods ended August 31, 2013 and September 1, 2012, and primarily relate to fees associated with our revolving credit facility.

10.	Employee Benefit Plans

Pension Plans
The Company sponsors an unfunded Officers’ Supplemental Executive Retirement Plan for the benefit of certain executives and a defined-benefit pension plan, the Tubelite, Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost for the plans for the three and six-month periods ended August 31, 2013 and September 1, 2012, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Interest cost	$134	$142	$268	$284
Expected return on assets	(46)	(44)	(92)	(88)
Amortization of unrecognized net loss	23	53	82	106
Net periodic benefit cost	$111	$151	$258	$302

11.	Income Taxes
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

The total liability for unrecognized tax benefits at August 31, 2013 and March 2, 2013 was approximately $6.6 million and $6.8 million, respectively. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.0 million during the next 12 months due to lapsing of statutes.

12.	Commitments and Contingent Liabilities

Operating lease commitments. As of August 31, 2013, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

(In thousands)	Remainder of Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter	Total
Total minimum payments	$4,170	$7,891	$7,755	$5,962	$4,553	$5,328	$35,659

Bond commitments. In the ordinary course of business, predominantly in the Company’s Architectural Services business, the Company is required to provide surety or performance bonds that commit payments to its customers for any non-performance by the Company. At August 31, 2013, $97.9 million of the Company’s backlog was bonded by performance bonds with a face value of $286.6 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to make any payments related to these performance bonds with respect to any of the current portfolio of businesses.

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

	Six Months Ended
(In thousands)	August 31, 2013	September 1, 2012
Balance at beginning of period	$8,323	$7,210
Additional accruals	2,863	1,803
Claims paid	(1,765)	(1,402)
Balance at end of period	$9,421	$7,611

Letters of credit. At August 31, 2013, the Company had ongoing letters of credit related to its construction contracts and certain industrial revenue bonds. The total value of letters of credit under which the Company was obligated as of August 31, 2013 was approximately $23.5 million, all of which have been issued under the credit facility. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of August 31, 2013, these obligations totaled $89.7 million.

Foreign currency instruments. The Company has a foreign exchange forward contract with a U.S. dollar notional value of $18.2 million with the objective of reducing the exposure to fluctuations in the euro related to a planned capital equipment purchase. The fair value of this contract was a liability of $0.2 million at August 31, 2013 and is included in the balance sheet caption as other current liabilities. The Company reports the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and any gain or loss is included in the value of the capital asset and will be recognized in earnings over the life of the asset.

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
In the fourth quarter of fiscal 2013, the Company expanded the number of reporting segments to four: Architectural Glass, Architectural Services, Architectural Framing Systems and Large-Scale Optical (LSO). Prior-year comparative information has been recast to conform to the current reporting segment presentation. The Architectural Glass segment fabricates glass used in customized window and wall systems comprising the outside skin of commercial and institutional buildings. The Architectural Services segment designs, engineers, fabricates and installs the walls of glass, windows and other curtainwall products making up the outside skin of commercial and institutional buildings for new construction and renovation. The Architectural Framing Systems segment designs, engineers, fabricates and finishes the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial and institutional buildings. The Company has aggregated three operating segments into the Architectural Framing Systems reporting segment based upon their similar products, customers, distribution methods, production processes and economic characteristics. The LSO segment manufactures value-added glass and acrylic products for the custom picture framing market.

The following table presents sales and operating income data for the Company’s four reporting segments, and on a consolidated basis, for the three and six months ended August 31, 2013, as compared to the corresponding period a year ago.

	Three Months Ended		Six Months Ended
(In thousands)	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Net Sales from operations
Architectural Glass	$69,974	$63,277	$144,777	$122,342
Architectural Services	42,177	46,653	88,653	85,571
Architectural Framing Systems	49,450	52,170	93,896	94,577
Large-Scale Optical	19,745	19,571	39,218	38,829
Intersegment eliminations	(3,059)	(5,731)	(8,946)	(11,245)
Net sales	$178,287	$175,940	$357,598	$330,074
Operating Income (Loss) from operations
Architectural Glass	$770	$(2,018)	$2,141	$(4,424)
Architectural Services	(787)	(1,019)	(1,752)	(3,598)
Architectural Framing Systems	5,180	6,066	7,244	9,162
Large-Scale Optical	5,316	5,196	10,014	10,464
Corporate and other	(1,121)	(672)	(2,175)	(1,734)
Operating income	$9,358	$7,553	$15,472	$9,870

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

Overview
We are a leader in certain technologies and distinctive solutions for enclosing commercial buildings and framing art. The Company's four reportable segments are: Architectural Glass, Architectural Services, Architectural Framing Systems and Large-Scale Optical (LSO). Our Architectural Glass segment consists of Viracon, a fabricator of coated, high-performance architectural glass for global markets. The Architectural Services segment consists of Harmon, one of the largest U.S. full-service building glass installation and renovation companies, which designs, engineers, fabricates and installs the walls of glass, windows and other curtainwall products making up the outside skin of commercial and institutional buildings. The Architectural Framing Systems segment companies design, engineer, fabricate and finish the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial and institutional buildings. We have aggregated three operating segments into the Architectural Framing Systems reporting segment based upon their similar products, customers, distribution methods, production processes and economic characteristics: Wausau Window and Wall Systems, a manufacturer of standard and custom aluminum window systems and curtainwall for the North American commercial construction and historical renovation markets; Tubelite, a fabricator of aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry; and Linetec, a paint and anodize finisher of architectural aluminum and PVC shutters for U.S. markets. Our LSO segment consists of Tru Vue, a manufacturer of value-added glass and acrylic for the custom picture framing and fine art markets.

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

	Three Months Ended		Six Months Ended
(Percent of net sales)	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.4	79.5	79.0	79.6
Gross profit	21.6	20.5	21.0	20.4
Selling, general and administrative expenses	16.4	16.2	16.6	17.4
Operating income	5.2	4.3	4.4	3.0
Interest income	0.1	—	0.1	0.1
Interest expense	—	0.1	0.2	0.2
Other (expense) income, net	(0.1)	0.2	—	0.1
Earnings from operations before income taxes	5.2	4.4	4.3	3.0
Income tax expense	1.8	1.5	1.4	1.0
Net earnings	3.4%	2.9%	2.9%	2.0%
Effective tax rate	33.6%	34.6%	31.8%	33.2%

Highlights of Second Quarter and First Six Months of Fiscal 2014 Compared to Second Quarter and First Six Months of Fiscal 2013
Consolidated net sales increased 1.3 percent, or $2.3 million, for the second quarter ended August 31, 2013, compared to the prior-year period, with growth in the Architectural Glass segment and in the storefront and finishing businesses in the Architectural Framing Systems segment partially offset by project timing in the Architectural Services segment and the Architectural Framing Systems window business, as anticipated. For the six-month period, net sales increased 8.3 percent, or $27.5 million, as compared to the prior-year period. The majority of the year-on-year increase for the six-month period was due to improved price and mix in our Architectural Glass Segment, with the remainder largely due to improved volume in our Architectural Framing Systems storefront and finishing businesses.
Gross profit as a percent of sales for the quarter ended August 31, 2013 increased to 21.6 percent from 20.5 percent in the prior-year period, and was 21.0 percent for the six-month period compared to 20.4 percent in the prior year. The improvement for both the quarter and year-to-date periods as compared to the prior year was largely due to the favorable margin impact from price and mix, as well as volume growth in core domestic markets in the Architectural Glass segment and volume growth in the Architectural Framing Systems segment's storefront and finishing businesses. The Architectural Services segment also contributed to the increases as we benefited from improving project margins as compared to the prior-year quarter and six-month periods; we believe that we have largely worked through the lower margin projects bid in the market trough. These favorable items were somewhat offset by lower capacity utilization within the Architectural Framing Systems segment's window business, which was related to an anticipated gap in the schedule for more complex projects.
Selling, general and administrative (SG&A) expenses for the second quarter were up $0.6 million over the prior-year period and were 16.4 percent of net sales as compared to 16.2 percent in the prior-year period. For the six-month period, SG&A expenses increased $2.1 million over the prior-year period, while decreasing as a percent of net sales to 16.6 percent from 17.4 percent. The increase in expense, for both the quarter and year-to-date periods, was primarily due to increased salaries and related benefits to support sales growth and cost increases related to geographic expansion.

Segment Analysis
Architectural Glass

	Three Months Ended			Six Months Ended
(In thousands)	August 31, 2013	September 1, 2012	% Change	August 31, 2013	September 1, 2012	% Change
Net sales	$69,974	$63,277	10.6%	$144,777	$122,342	18.3%
Operating income (loss)	770	(2,018)	138.2%	2,141	(4,424)	148.4%
Operating margin	1.1%	(3.2)%		1.5%	(3.6)%
Second-quarter net sales of $70.0 million were up 10.6 percent over prior-year net sales of $63.3 million, and net sales of $144.8 million for the six-month period increased 18.3 percent over the prior-year period. Approximately 50 percent of the increase in net sales for the quarter was due to improved mix, with the remainder coming from improved pricing. For the six-month period, about half of the increase was due to improved volume, with the remainder due to improved mix of value-added products and better pricing.
Operating income was $0.8 million in the current quarter, compared to a loss of $2.0 million in the prior-year quarter, with operating margins of 1.1 percent compared to negative 3.2 percent in the prior-year quarter. For the six-month period, operating income was $2.1 million, compared to a loss of $4.4 million in the prior-year period, with operating margins of 1.5 percent compared to negative 3.6 percent in the prior year. The improvement in margins was due primarily to the improved mix as we benefited from an increase in higher value-added projects, pricing, increased capacity utilization on higher volume and ongoing productivity improvements.

Architectural Services

	Three Months Ended			Six Months Ended
(In thousands)	August 31, 2013	September 1, 2012	% Change	August 31, 2013	September 1, 2012	% Change
Net sales	$42,177	$46,653	(9.6)%	$88,653	$85,571	3.6%
Operating loss	(787)	(1,019)	22.8%	(1,752)	(3,598)	51.3%
Operating margin	(1.9)%	(2.2)%		(2.0)%	(4.2)%
Net sales of $42.2 million for the second quarter were down 9.6 percent from prior-year net sales of $46.7 million, due to the timing of project cost flow. For the year-to-date period, net sales were up 3.6 percent to $88.7 million as compared to $85.6 million in the prior year due to volume growth in expanded geographies.
The segment reported an operating loss of $0.8 million in the current quarter, compared to a loss of $1.0 million in the prior-year quarter, with negative operating margins of 1.9 percent compared to negative 2.2 percent in the prior-year quarter. For the year-to-date period, operating results improved to a loss of $1.8 million compared to the prior-year loss of $3.6 million. Margins also improved to negative 2.0 percent compared to negative 4.2 percent in the prior year-to-date period. The improvements in operating results and margins for both the quarter and year-to-date periods were due to better margins and good job execution on projects flowing through revenue as we have worked through lower margin projects that were bid in the market trough.

Architectural Framing Systems

	Three Months Ended			Six Months Ended
(In thousands)	August 31, 2013	September 1, 2012	% Change	August 31, 2013	September 1, 2012	% Change
Net sales	$49,450	$52,170	(5.2)%	$93,896	$94,577	(0.7)%
Operating income	5,180	6,066	(14.6)%	7,244	9,162	(20.9)%
Operating margin	10.5%	11.6%		7.7%	9.7%
Second-quarter net sales of $49.5 million were down 5.2 percent from prior-year net sales of $52.2 million, and were down slightly in the six-month period to $93.9 million from $94.6 million in the prior-year period. For both the quarter and six-month periods, improved volumes in the storefront and finishing businesses were more than offset by a gap in the schedule for the window business, which we had anticipated.
Operating income of $5.2 million in the current quarter was down 14.6 percent compared to $6.1 million in the prior-year quarter, and operating margins decreased to 10.5 percent from 11.6 percent in the prior-year quarter. For the year-to-date period, operating income was $7.2 million, down 20.9 percent from the prior year of $9.2 million and operating margins declined to 7.7 percent from 9.7 percent in the prior year. The decreased operating income for both the quarter and year-to-date periods was due to the lower sales in the window business related to an anticipated gap in the schedule for more complex projects, resulting in lower capacity utilization. The decreases in the window business profitability were partially offset by the profit on increased volume in the storefront and finishing businesses.
In the current quarter, we acquired the assets and certain liabilities of a window fabrication business as part of our strategy to grow through new products and new geographies. The acquisition is included in the results of our window business within the Architectural Framing Systems segment; the results from the acquisition completed late in the quarter were immaterial.

Large-Scale Optical (LSO)

	Three Months Ended			Six Months Ended
(In thousands)	August 31, 2013	September 1, 2012	% Change	August 31, 2013	September 1, 2012	% Change
Net sales	$19,745	$19,571	0.9%	$39,218	$38,829	1.0%
Operating income	5,316	5,196	2.3%	10,014	10,464	(4.3)%
Operating margin	26.9%	26.5%		25.5%	26.9%
Net sales of $19.7 million for the second quarter were up slightly over prior-year net sales of $19.6 million, and net sales for the six-month period were $39.2 million compared to $38.8 million in the prior year. The improvement for both the quarter and six-month periods was mainly driven by a positive mix of higher value-added products.
Operating income of $5.3 million in the quarter was up 2.3 percent from the prior-year period and operating margins were up slightly to 26.9 percent compared to 26.5 percent in the prior-year period. The improvement in the quarter was due to a favorable mix of value-added products and continued strong operating performance. For the six-month period, operating income of $10.0 million was down 4.3 percent and margins declined to 25.5 percent from 26.9 percent. The decreases in operating income and margins for the six-month period were due to increased promotional activities and investments for growth in new geographies and markets, partially offset by the impact of a higher valued-added mix.

Consolidated Backlog
At August 31, 2013, our consolidated backlog was $304.2 million, compared to $298.3 million at the end of fiscal 2013 and $301.3 million in the prior-year period. We expect approximately $201.8 million, or 66 percent, of our August 31, 2013 backlog to be recognized in fiscal 2014, with the remainder to be recognized in fiscal 2015.
We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of our ultimate profitability, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Liquidity and Capital Resources

	Six Months Ended
(Cash effect, in thousands)	August 31, 2013	September 1, 2012
Operating Activities
Net cash provided by operating activities	$12,262	$10,433
Investing Activities
Capital expenditures	(8,236)	(15,679)
Acquisition of business, net of cash acquired	(2,155)	—
Change in restricted investments, net	19,856	(7,920)
Net sales (purchases) of marketable securities	11,179	(14,593)
Financing Activities
Proceeds from issuance of debt	—	10,000
Payments on debt	(10,029)	(86)
Dividends paid	(5,277)	(5,193)

Operating activities. Cash provided by operating activities was $12.3 million for the first six months of fiscal 2014, compared to cash provided of $10.4 million in the prior-year period. The improvement over the prior year was due to the higher level of income reported for the six months of fiscal 2014 as compared to the same period of fiscal 2013.

Non-cash working capital (current assets, excluding cash and short-term available for sale securities and short-term restricted investments, less current liabilities) was $70.3 million at August 31, 2013, or 9.7 percent of last 12-month net sales, our key metric for measuring working capital efficiency. This compares to $54.1 million at March 2, 2013, or 7.7 percent of fiscal 2013 net sales, and 8.5 percent at September 1, 2012. The change comes from growth in the business and extending our footprint in certain businesses.

Investing Activities. Through the first six months of fiscal 2014, investing activities provided cash of $21.1 million, compared to cash used of $39.1 million in the same period last year. The current year included new capital investments of $8.2 million. We released a net $19.9 million of restricted investments as a result of releasing the $10.0 million of cash held in escrow for the recovery zone facility bonds that was used to redeem the bonds and also releasing $12.0 million of cash collateral to unrestricted cash related to the letter of credit supporting these bonds. These items were slightly offset by $2.8 million of funds held in escrow for use in the Company's planned capital investments in the Architectural Glass segment business. We decreased our investments in marketable securities by $11.2 million for the six-month period.

In the current quarter, we acquired the assets and certain liabilities of a window fabrication business as part of our strategy to grow through new products and new geographies. The acquisition is included in the results of our window business reported in the Architectural Framing Systems segment and adds to our historic window renovation product line and extends our presence in the Western United States. Results from the acquisition completed late in the quarter were immaterial.

In fiscal 2013, we made new capital investments of $15.7 million for growth and productivity improvements, as well as equipment to support new product introductions, and maintenance capital. The net position of our investments for the six-month period of fiscal 2013 resulted in $14.6 million in net purchases. Net purchases of $7.9 million for restricted investments during the period were the result of $10.0 million of industrial development bonds (reflected in financing activities) that were made available for current and future investment in our storefront and entrance business in Michigan.

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

Financing Activities. Total outstanding borrowings at August 31, 2013 were $20.8 million, compared to $30.8 million as of March 2, 2013 and $30.9 million at September 1, 2012. During the first quarter of fiscal 2014, $10.0 million of recovery zone facility bonds that had previously been issued for future investment in the Company's Architectural Glass fabrication facility in Utah were redeemed at par.

Debt at August 31, 2013 consists of $20.4 million of industrial revenue bonds, and $0.4 million of other debt. The industrial revenue bonds mature in fiscal years 2021 through 2043, and the other debt matures in fiscal years 2014 through 2021. Our debt-to-total-capital ratio was 5.8 percent at August 31, 2013, and 8.5 percent at March 2, 2013.

The company maintains a $100.0 million revolving credit facility that expires in October 2017. No borrowings were outstanding under the facility as of August 31, 2013 or March 2, 2013. The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at August 31, 2013 was $274.2 million, whereas the Company’s net worth as defined in the credit facility was $339.0 million. The credit facility also requires that the Company maintain an adjusted debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, the Company reduces non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. The Company’s ratio was 0.00 at August 31, 2013. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At August 31, 2013, the Company was in compliance with the financial covenants of the credit facility.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. We have purchased a total of 2,279,123 shares, at a total cost of $29.7 million, since the inception of this program. We have remaining authority to repurchase 970,877 shares under this program, which has no expiration date. There were no share repurchases during the first six months of either fiscal 2014 or 2013.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of August 31, 2013:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2014 Remaining	2015	2016	2017	2018	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$20,400	$20,400
Other debt obligations	52	52	52	52	52	93	353
Operating leases (undiscounted)	4,170	7,891	7,755	5,962	4,553	5,328	35,659
Purchase obligations	78,907	10,768	—	—	—	—	89,675
Other obligations	205	—	—	—	—	—	205
Total cash obligations	$83,334	$18,711	$7,807	$6,014	$4,605	$25,821	$146,292

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

We have purchase obligations for raw material commitments and capital expenditures. As of August 31, 2013, these obligations totaled $89.7 million.

The other obligations in the table above include a foreign exchange forward contract, which has a U.S. dollar notional value of $18.2 million with the objective of reducing the exposure to fluctuations in the euro related to a planned capital equipment purchase. The fair value of this contract was a liability of $0.2 million at August 31, 2013 and is included in the balance sheet caption as other current liabilities. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and any gain or loss is included in the value of the capital asset and will be recognized in earnings over the life of the asset.

We expect to make contributions of $0.8 million to our defined-benefit pension plans in fiscal 2014, which will equal or exceed our minimum funding requirements.

As of August 31, 2013, we had $6.6 million and $1.7 million of unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $1.0 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At August 31, 2013, we had ongoing letters of credit related to construction contracts and certain industrial revenue bonds. The Company’s $20.4 million of industrial revenue bonds are supported by $21.0 million of letters of credit that reduce availability of funds under our $100.0 million credit facility. The letters of credit by expiration period were as follows at August 31, 2013:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2014 Remaining	2015	2016	2017	2018	Thereafter	Total
Standby letters of credit	$—	$20,982	$—	$—	$—	$2,500	$23,482

In addition to the above standby letters of credit, which were predominantly issued for our industrial revenue bonds, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At August 31, 2013, $97.9 million of our backlog was bonded by performance bonds with a face value of $286.6 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

For fiscal 2014, we believe that current cash on hand and available capacity under our committed revolving credit facility, as well as the expected cash to be generated from future operating activities, will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments. We have total cash and short-term available for sale securities of $70.9 million, and $76.5 million available under our credit facility at August 31, 2013. We believe that this will provide us with the financial strength to continue our growth strategy as our end markets continue to strengthen.

Outlook
The following statements are based on our current expectations for full-year fiscal 2014 results. These statements are forward-looking, and actual results may differ materially.

•	Revenue growth in the high single digits over fiscal 2013.

•	We anticipate earnings per share of $0.93 to $1.00.

•	Capital expenditures are projected to be $40 to $45 million.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
June 2, 2013 through June 29, 2013	—	$—	—	970,877
June 30, 2013 through July 27, 2013	2,180	25.10	—	970,877
July 28, 2013 through August 31, 2013	15,525	28.91	—	970,877
Total	17,705	$26.37	—	970,877

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 31, 2013 and March 2, 2013, (ii) the Consolidated Results of Operations for the three and six months ended August 31, 2013 and September 1, 2012, (iii) the Consolidated Statements of Comprehensive Earnings for the three and six months ended August 31, 2013 and September 1, 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended August 31, 2013 and September 1, 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 10, 2013	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: October 10, 2013	By: /s/ James S. Porter
James S. Porter Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended August 31, 2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 31, 2013 and March 2, 2013, (ii) the Consolidated Results of Operations for the three and six months ended August 31, 2013 and September 1, 2012, (iii) the Consolidated Statements of Comprehensive Earnings for the three and six months ended August 31, 2013 and September 1, 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended August 31, 2013 and September 1, 2012, and (v) Notes to Consolidated Financial Statements.