Form 10-Q
period 2013-11-30
APOGEE ENTERPRISES, INC.
filed 2014-01-09
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013

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
As of December 27, 2013, 28,841,849 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except per share data)	November 30, 2013	March 2, 2013
Assets
Current assets
Cash and cash equivalents	$19,853	$37,767
Short-term available for sale securities	2,689	26,007
Restricted short-term investments	—	21,804
Receivables, net of allowance for doubtful accounts	144,800	121,170
Inventories	46,502	36,052
Refundable income taxes	—	1,371
Deferred tax assets	540	2,218
Other current assets	5,747	5,452
Total current assets	220,131	251,841
Property, plant and equipment, net	175,831	168,948
Available for sale securities	11,103	12,807
Restricted investments	23,678	4,639
Deferred tax assets	234	—
Goodwill	91,509	61,342
Intangible assets	12,510	13,675
Other non-current assets	10,417	6,889
Total assets	$545,413	$520,141
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$50,369	$34,235
Accrued payroll and related benefits	21,240	26,732
Accrued self-insurance reserves	5,441	6,145
Other current liabilities	27,951	23,643
Billings in excess of costs and earnings on uncompleted contracts	15,968	21,355
Current portion long-term debt	26	10,057
Accrued income taxes	4,540	—
Total current liabilities	125,535	122,167
Long-term debt	20,689	20,756
Unrecognized tax benefits	5,970	6,765
Long-term self-insurance reserves	8,828	8,030
Deferred tax liabilities	—	3,480
Other non-current liabilities	37,208	25,625
Commitments and contingent liabilities (Note 13)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,799,392 and 28,513,536, respectively	9,600	9,505
Additional paid-in capital	126,373	119,759
Retained earnings	220,665	211,135
Common stock held in trust	(783)	(761)
Deferred compensation obligations	783	761
Accumulated other comprehensive loss	(9,455)	(7,081)
Total shareholders’ equity	347,183	333,318
Total liabilities and shareholders’ equity	$545,413	$520,141

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net sales	$199,430	$190,416	$557,028	$520,490
Cost of sales	156,042	148,176	438,719	411,038
Gross profit	43,388	42,240	118,309	109,452
Selling, general and administrative expenses	30,681	30,829	90,129	88,170
Operating income	12,707	11,411	28,180	21,282
Interest income	206	253	593	569
Interest expense	228	330	973	945
Other income, net	107	198	72	609
Earnings before income taxes	12,792	11,532	27,872	21,515
Income tax expense	3,124	3,480	7,924	6,800
Net earnings	$9,668	$8,052	$19,948	$14,715
Earnings per share - basic	$0.34	$0.29	$0.70	$0.53
Earnings per share - diluted	$0.33	$0.28	$0.68	$0.52
Weighted average basic shares outstanding	28,483	28,029	28,439	27,913
Weighted average diluted shares outstanding	29,376	28,832	29,308	28,497
Cash dividends declared per common share	$0.0900	$0.0900	$0.2700	$0.2700

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net earnings	$9,668	$8,052	$19,948	$14,715
Other comprehensive earnings:
Unrealized gain (loss) on marketable securities, net of $56, $(-), $(95) and $5 tax expense (benefit), respectively	105	(2)	(175)	9
Unrealized gain on foreign currency hedge, net of $184 and $264 tax expense	322	—	463	—
Foreign currency translation adjustments	(1,045)	(116)	(2,662)	(1,644)
Other comprehensive loss	(618)	(118)	(2,374)	(1,635)
Total comprehensive earnings	$9,050	$7,934	$17,574	$13,080

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(In thousands)	November 30, 2013	December 1, 2012
Operating Activities
Net earnings	$19,948	$14,715
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,576	19,817
Stock-based compensation	3,471	3,514
Deferred income taxes	(2,224)	697
Excess tax benefits from stock-based compensation	(1,780)	(380)
Gain on disposal of assets	(1,297)	(877)
Proceeds from new markets tax credit transaction, net of deferred costs	7,752	—
Other, net	(214)	393
Changes in operating assets and liabilities:
Receivables	(8,247)	(19,506)
Inventories	(4,378)	(8,672)
Accounts payable and accrued expenses	10,443	12,273
Billings in excess of costs and earnings on uncompleted contracts	(5,387)	3,712
Refundable and accrued income taxes	5,518	(1,783)
Other, net	(475)	(982)
Net cash provided by operating activities	42,706	22,921
Investing Activities
Capital expenditures	(17,255)	(21,265)
Proceeds from sales of property, plant and equipment	733	48
Acquisition of businesses and intangibles, net of cash acquired	(52,806)	(15)
Purchases of restricted investments	(36,200)	(10,000)
Sales/maturities of restricted investments	38,968	5,248
Purchases of marketable securities	(14,300)	(40,837)
Sales/maturities of marketable securities	37,917	26,922
Investments in corporate-owned life insurance policies	—	(1,451)
Net cash used in investing activities	(42,943)	(41,350)
Financing Activities
Proceeds from issuance of debt	—	10,000
Payments on debt	(10,068)	(125)
Payments on debt issue costs	(117)	(574)
Shares withheld for taxes, net of stock issued to employees	(961)	(261)
Excess tax benefits from stock-based compensation	1,780	380
Dividends paid	(7,868)	(7,751)
Net cash (used in) provided by financing activities	(17,234)	1,669
Decrease in cash and cash equivalents	(17,471)	(16,760)
Effect of exchange rates on cash	(443)	151
Cash and cash equivalents at beginning of year	37,767	54,027
Cash and cash equivalents at end of period	$19,853	$37,418
Noncash Activity
Capital expenditures in accounts payable	$1,396	$888

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 2, 2013. The results of operations for the nine-month period ended November 30, 2013 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of November 30, 2013 and March 2, 2013, and the results of operations and comprehensive earnings for the three and nine-month periods ended November 30, 2013 and December 1, 2012, and cash flows for the nine-month periods ended November 30, 2013 and December 1, 2012.

The results of Alumicor Limited (Alumicor), which the Company acquired on November 5, 2013, have been included in the consolidated financial statements since the date of acquisiton. Refer to Note 8 for further information regarding the acquisition of Alumicor and its treatment in the consolidated financial statements.

The Company’s fiscal year ends on the Saturday closest to the last day of February. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

The results of the Company's Brazilian subsidiary within the Architectural Glass segment are reported on a two-month lag. There were no significant intervening events which would have materially affected our consolidated financial statements had they been recorded during the nine months ended November 30, 2013.

In connection with preparing the unaudited consolidated financial statements for the nine months ended November 30, 2013, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events that required recognition or disclosure in the consolidated financial statements.

2.	New Accounting Standards
In February 2013, the FASB issued authoritative guidance surrounding the presentation of items reclassified from other comprehensive income to net income. This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income, items reclassified out of accumulated other comprehensive income and into net income in their entirety and the effect of the reclassification on each affected net income line item. This guidance is effective for fiscal years and interim periods beginning after December 15, 2012, Apogee's fiscal 2014. The adoption of this new standard in the first quarter of fiscal 2014 did not impact Apogee's consolidated financial condition, results of operations or cash flows. The reclassifications out of accumulated other comprehensive income and into net income were not material for the nine months ended November 30, 2013.

No other new accounting pronouncements issued or effective during the first nine months of fiscal 2014 have had or are expected to have a material impact on the consolidated financial statements.

3.	Stock-Based Compensation
Total stock-based compensation expense included in the results of operations was $3.5 million for each of the nine-month periods ended November 30, 2013 and December 1, 2012.

Stock Options and SARs
There were no options or SARs issued in the first nine months of fiscal 2014 or 2013. The following table summarizes the award transactions for the nine months ended November 30, 2013:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 2, 2013	1,362,373	$15.89
Awards exercised	(302,670)	20.64
Awards canceled	(8,376)	19.40
Outstanding at November 30, 2013	1,051,327	$14.51	5.1 Years	$22,406,495
Vested or expected to vest at November 30, 2013	1,051,327	$14.51	5.1 Years	$22,406,495
Exercisable at November 30, 2013	901,156	$15.54	4.6 Years	$18,279,796

At November 30, 2013, there was $0.3 million of total unrecognized compensation cost related to stock option awards, which is expected to be recognized over a weighted average period of approximately nine months. Cash proceeds from the exercise of stock options were $2.0 million and $1.2 million for the nine months ended November 30, 2013 and December 1, 2012, respectively. The amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant for options exercised was $2.4 million during the nine months ended November 30, 2013 and was $1.8 million during the prior-year period.

Nonvested Shares and Share Units
The following table summarizes the nonvested share award transactions, including nonvested share units, for the nine months ended November 30, 2013:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at March 2, 2013	831,573	$13.17
Granted	155,471	26.36
Vested	(336,933)	13.04
Canceled(1)	(78,797)	13.80
Nonvested at November 30, 2013(2)	571,314	$16.75

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

At November 30, 2013, there was $5.9 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 23 months. The total fair value of shares vested during the nine-month period of fiscal 2014 was $8.5 million.

4.	Earnings per Share
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Basic earnings per share – weighted common shares outstanding	28,483	28,029	28,439	27,913
Weighted average effect of nonvested share grants and assumed exercise of stock options	893	803	869	584
Diluted earnings per share – weighted common shares and potential common shares outstanding	29,376	28,832	29,308	28,497
Earnings per share – basic	$0.34	$0.29	$0.70	$0.53
Earnings per share – diluted	0.33	0.28	0.68	0.52
Stock options excluded from the calculation of earnings per share because the exercise price was greater than the average market price of the common shares	—	529	—	235

5.	Inventories

(In thousands)	November 30, 2013	March 2, 2013
Raw materials	$17,770	$11,834
Work-in-process	11,699	7,754
Finished goods	14,952	13,397
Costs and earnings in excess of billings on uncompleted contracts	2,081	3,067
Total inventories	$46,502	$36,052

6.	Marketable Securities
At November 30, 2013, the Company had investments in municipal bonds of $13.8 million; $2.7 million was current and $11.1 million was non-current. The Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd. (Prism), holds $11.2 million of the municipal bonds. Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available for sale,” are carried at fair value and are reported as short-term available-for-sale securities or available-for-sale securities in the consolidated balance sheet.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at November 30, 2013 and March 2, 2013, were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
November 30, 2013
Municipal bonds	$14,175	$48	$(431)	$13,792
Total investments	$14,175	$48	$(431)	$13,792
March 2, 2013
Municipal bonds	$38,927	$127	$(240)	$38,814
Total investments	$38,927	$127	$(240)	$38,814

The Company tests for other than temporary losses on a quarterly basis and considers the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount, and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The following table presents the length of time that available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of November 30, 2013:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$6,495	$(202)	$1,021	$(229)	$7,516	$(431)
Total investments	$6,495	$(202)	$1,021	$(229)	$7,516	$(431)

The amortized cost and estimated fair values of investments at November 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$2,688	$2,689
Due after one year through five years	2,720	2,743
Due after five years through 10 years	7,451	7,272
Due after 10 years through 15 years	1,250	1,021
Due beyond 15 years	66	67
Total	$14,175	$13,792

Gross realized gains and losses were not material during the either of the nine-month periods of fiscal 2014 or 2013.

7.	Fair Value Measurements
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

Financial assets and liabilities measured at fair value as of November 30, 2013 and March 2, 2013, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
November 30, 2013
Cash equivalents
Money market funds	$9,147	$—	$—	$9,147
Total cash equivalents	9,147	—	—	9,147
Available for sale securities
Municipal bonds	$—	$13,792	$—	$13,792
Total available for sale securities	—	13,792	—	13,792
Restricted investments
Money market funds	$23,678	$—	$—	$23,678
Total restricted investments	23,678	—	—	23,678
Mutual fund investments
Mutual funds	$841	$—	$—	$841
Total mutual fund investments	841	—	—	841
Foreign currency instruments
Foreign currency instruments	$—	$205	$—	$205
Total foreign currency instruments	$—	$205	$—	$205
Total assets at fair value	$33,666	$13,997	$—	$47,663

March 2, 2013
Cash equivalents
Money market funds	$17,639	$—	$—	$17,639
Total cash equivalents	17,639	—	—	17,639
Available for sale securities
Municipal bonds	$—	$38,814	$—	$38,814
Total available for sale securities	—	38,814	—	38,814
Restricted investments
Money market funds	$26,443	$—	$—	$26,443
Total restricted investments	26,443	—	—	26,443
Mutual fund investments
Mutual funds	$251	$—	$—	$251
Total mutual fund investments	251	—	—	251
Total assets at fair value	$44,333	$38,814	$—	$83,147
Foreign currency instruments
Foreign currency instruments	$—	$405	$—	$405
Total liabilities at fair value	$—	$405	$—	$405

Cash equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are held at fair value based on quoted market prices, which approximate stated cost.

Available for sale securities
The Company had short-term available-for-sale securities of $2.7 million and long-term available-for-sale securities of $11.1 million as of November 30, 2013, consisting of municipal bonds. All of the Company’s fixed maturity investments are classified as “available for sale,” and are carried at fair market value based on market prices from recent trades of similar securities.

Restricted investments
The Company had $23.7 million of long-term restricted investments, as of November 30, 2013, consisting of money market funds, which are short term in nature but are restricted for use in the Company's planned capital investments in the Architectural Glass segment business and for future investment in the Company’s storefront and entrance business in Michigan, and are, therefore, classified as long term. The restricted investments are held at fair value based on quoted market prices, which approximate stated cost.

Mutual fund investments
The Company had $0.8 million of mutual fund investments as of November 30, 2013 as a long-term funding source for the deferred compensation plan. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

Foreign currency instruments
The Company has a foreign exchange forward contract in place to hedge against the effect of exchange rate fluctuations on certain forecasted purchases. The forward contract is measured at fair value using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates.

8.	Acquisitions

On November 5, 2013, the Company acquired all of the shares of Alumicor Limited (Alumicor), a privately held business, for $52.4 million, including cash acquired of $1.6 million. Alumicor is a window, storefront, entrance and curtainwall company primarily serving the Canadian commercial construction market. Alumicor's results of operations have been included in the consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition, including $4.8 million of sales and break-even results after approximately $0.5 million of acquisition-related expenses, which are included in selling, general and administrative expenses in the Company's consolidated results of operations.

The assets and liabilities of Alumicor were recorded in the consolidated balance sheet within the Architectural Framing Systems segment as of the acquisition date, at their respective fair values. The preliminary purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed and have been allocated as follows:

(In thousands)	November 5, 2013
Current assets	$17,168
Property, plant and equipment	8,255
Goodwill	31,017
Current liabilities	(5,634)
Net assets acquired	$50,806

Because the acquisition was completed near quarter-end, all balances recorded are estimated amounts; the purchase price allocation is expected to be finalized in the fourth quarter, as the valuation of identifiable assets and liabilities is completed.

The following pro forma consolidated condensed financial results of operations for the three and nine-months ended November 30, 2013 and December 1, 2012 are presented as if the acquisition had been completed at the beginning of fiscal year 2013:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net sales	$210,613	$207,359	$595,451	$563,579
Net income	10,595	10,028	22,516	18,439
Earnings per share
Basic	$0.37	$0.36	$0.79	$0.66
Diluted	0.36	0.35	0.77	0.65

These pro forma consolidated condensed financial results have been prepared for comparative purposes only and include certain adjustments, such as elimination of interest expense on pre-acquisition debt of the acquiree. The adjustments do not reflect the effect of synergies, integration costs and intangible amortization that would result from integration of this acquisition.

9.	Goodwill and Other Identifiable Intangible Assets
The carrying amount of goodwill attributable to each business segment as of the nine months ended November 30, 2013 is detailed below, including estimated goodwill for the Alumicor acquisition.

(In thousands)	Architectural Glass	Architectural Services	Architectural Framing Systems	Large-Scale Optical	Total
Balance at March 3, 2012	$27,277	$1,120	$22,663	$10,557	$61,617
Foreign currency translation	(275)	—	—	—	(275)
Balance at March 2, 2013	27,002	1,120	22,663	10,557	61,342
Goodwill acquired	—	—	31,017	—	31,017
Foreign currency translation	(223)	—	(627)	—	(850)
Balance at November 30, 2013	$26,779	$1,120	$53,053	$10,557	$91,509

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	November 30, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$3,405	$(2,323)	$—	$1,082
Non-compete agreements	6,767	(6,227)	(22)	518
Customer relationships	15,354	(10,238)	(194)	4,922
Purchased intellectual property	8,566	(2,427)	(151)	5,988
Total	$34,092	$(21,215)	$(367)	$12,510

	March 2, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Debt issue costs	$3,556	$(2,209)	$—	$1,347
Non-compete agreements	6,824	(6,124)	(38)	662
Customer relationships	15,628	(9,541)	(266)	5,821
Purchased intellectual property	8,210	(2,169)	(196)	5,845
Total	$34,218	$(20,043)	$(500)	$13,675

Amortization expense on these identifiable intangible assets was $1.3 million and $2.0 million for nine-month periods ended November 30, 2013 and December 1, 2012, respectively. In addition to the amortization expense noted above, in the first quarter of fiscal 2014, the Company expensed $0.2 million of debt issue costs that had previously been deferred and were being amortized over the term of the debt previously issued for future investment in the Company's Architectural Glass fabrication facility in Utah. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At November 30, 2013, the estimated future amortization expense for identifiable intangible assets, excluding estimated amortization expense for Alumicor, for the remainder of fiscal 2014 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018
Estimated amortization expense	$783	$1,693	$1,346	$1,198	$1,145

10.	Debt
During the third quarter of fiscal 2014, the Company entered into an amendment to its existing $100.0 million revolving credit facility. The expiration date was extended by one year, to November 2018 from October 2017, and the letter of credit facility was reduced to $50.0 million from $60.0 million, the outstanding amounts of which decrease the available commitment. No other provisions of the original agreement were materially amended by the amended credit agreement. No borrowings were outstanding under the facility as of November 30, 2013 or March 2, 2013.

The credit facility requires the Company to maintain a minimum level of net worth, as defined in the credit facility, based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at November 30, 2013 was $280.4 million, whereas the Company’s net worth as defined in the credit facility was $347.2 million. The credit facility also requires that the Company maintain an adjusted debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, the Company reduces non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. The Company’s ratio was 0.32 at November 30, 2013. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At November 30, 2013, the Company was in compliance with the financial covenants of the credit facility.

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

Debt at November 30, 2013 consists of $20.4 million of industrial revenue bonds, and $0.3 million of other debt. The industrial revenue bonds mature in fiscal years 2021 through 2043, and the other debt matures in fiscal years 2014 through 2021. The fair value of the industrial revenue bonds approximates carrying value at November 30, 2013, due to the variable interest rates on these instruments. The bonds are classified as Level 2 within the fair value hierarchy.

Interest payments were $0.5 million and $0.6 million for the nine months ended November 30, 2013 and December 1, 2012, respectively, and primarily relate to fees associated with our revolving credit facility.

11.	Employee Benefit Plans

Pension Plans
The Company sponsors an unfunded Officers’ Supplemental Executive Retirement Plan for the benefit of certain executives and a defined-benefit pension plan, the Tubelite, Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost for the plans for the three and nine-month periods ended November 30, 2013 and December 1, 2012, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Interest cost	$134	$142	$402	$426
Expected return on assets	(46)	(44)	(138)	(132)
Amortization of unrecognized net loss	41	53	123	159
Net periodic benefit cost	$129	$151	$387	$453

12.	Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2011, or state and local income tax examinations for years prior to fiscal 2005. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2010, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The total liability for unrecognized tax benefits at November 30, 2013 and March 2, 2013 was approximately $6.0 million and $6.8 million, respectively. The decrease in unrecognized tax benefits was mainly due to the release of reserves upon expiration of the IRS statute extension for fiscal year 2009, as well as the lapsing of the federal statute for fiscal year 2010. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.6 million during the next 12 months due to lapsing of statutes.

In September 2013, the U.S. Department of the Treasury and the IRS issued final regulations addressing the acquisition , production and improvement of tangible property, and also proposed regulations addressing the disposition of property. These regulations replace previously issued temporary regulations and are effective for tax years beginning January 1, 2014, with optional adoption permitted in 2013. The Company is in the process of analyzing the impact of these new regulations but does not believe they will have a material impact on the Company’s consolidated financial statements. The Company plans to complete this analysis during the fourth quarter of fiscal year 2014.

13.	Commitments and Contingent Liabilities

Operating lease commitments. As of November 30, 2013, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

(In thousands)	Remainder of Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter	Total
Total minimum payments	$2,982	$8,895	$8,377	$6,642	$5,292	$9,038	$41,226

Bond commitments. In the ordinary course of business, predominantly in the Company’s Architectural Services business, the Company is required to provide surety or performance bonds that commit payments to its customers for any non-performance by the Company. At November 30, 2013, $83.2 million of the Company’s backlog was bonded by performance bonds with a face value of $240.3 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to make any payments related to these performance bonds with respect to any of the current portfolio of businesses.

Warranties. The Company accrues for warranty and claim costs as a percentage of sales based on historical trends and for specific sales credits as they become known and estimable. Actual warranty and claim costs are deducted from the accrual when paid. Factors that could have an impact on the warranty accrual in any given period include the following: changes in manufacturing quality, shifts in product mix and any significant changes in sales volume. The Company’s warranty and claim accruals are detailed below.

	Nine Months Ended
(In thousands)	November 30, 2013	December 1, 2012
Balance at beginning of period	$8,323	$7,210
Additional accruals	4,550	3,197
Claims paid	(2,426)	(2,185)
Balance at end of period	$10,447	$8,222

Letters of credit. At November 30, 2013, the Company had ongoing letters of credit related to its construction contracts and certain industrial revenue bonds. The total value of letters of credit under which the Company was obligated as of November 30, 2013 was approximately $23.5 million, all of which have been issued under the credit facility. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of November 30, 2013, these obligations totaled $75.4 million.

Foreign currency instruments. The Company has a foreign exchange forward contract with a U.S. dollar notional value of $18.6 million with the objective of reducing the exposure to fluctuations in the euro related to a planned capital equipment purchase. The fair value of this contract was an asset of $0.3 million at November 30, 2013 and is included in the balance sheet caption as other current assets. The Company reports the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and any gain or loss is included in the value of the capital asset and will be recognized in earnings over the life of the asset.

New markets tax credit transaction. On November 7, 2013, the Company entered into a transaction with JP Morgan Chase (JPM) related to an investment in plant and equipment within the Company’s Architectural Glass segment (the Project) whereby the Company received $7.8 million of cash from a qualified New Markets Tax Credit program (NMTC). The NMTC was provided for in the Community Renewal Tax Relief Act of 2000 and is intended to induce investment in underserved and impoverished areas of the United States. The Act permits taxpayers, whether companies or individuals, to claim credits against their federal income taxes for up to 39 percent of investments in qualified, active low-income businesses or ventures.

In exchange for substantially all of the benefits derived from the tax credits, JPM contributed $10.7 million into the Project. JPM does not have a material interest in the underlying economics of the Project. As a result of the transaction structure, the Company has concluded that the entities created in relation to the NMTC transaction will be consolidated as variable-interest entities.

Based on the contractual arrangements that obligate the Company to deliver tax benefits to JPM, the Company has included the value of JPM’s contribution in other non-current liabilities within the consolidated balance sheets. The NMTC is subject to 100 percent recapture for a period of seven years. Proceeds received in exchange for the transfer of the tax credits will be recognized as earnings in fiscal 2021, if the expected tax benefits are delivered without risk of recapture to JPM and our performance obligation is relieved.

Direct and incremental costs incurred in structuring the arrangement have been deferred and will be recognized in proportion to the recognition of the related profits. These costs amounted to $3.0 million and are included in other non-current assets on the Company’s consolidated balance sheet.

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

14.	Segment Information
In the fourth quarter of fiscal 2013, the Company expanded the number of reporting segments to four: Architectural Glass, Architectural Services, Architectural Framing Systems and Large-Scale Optical (LSO). Prior-year comparative information has been recast to conform to the current reporting segment presentation. The Architectural Glass segment fabricates glass used in customized window and wall systems comprising the outside skin of commercial and institutional buildings. The Architectural Services segment designs, engineers, fabricates and installs the walls of glass, windows and other curtainwall products making up the outside skin of commercial and institutional buildings for new construction and renovation. The Architectural Framing Systems segment designs, engineers, fabricates and finishes the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial and institutional buildings. The Company has aggregated four operating segments into the Architectural Framing Systems reporting segment based upon their similar products, customers, distribution methods, production processes and economic characteristics. The LSO segment manufactures value-added glass and acrylic products for the custom picture framing market.

The following table presents sales and operating income data for the Company’s four reporting segments, and on a consolidated basis, for the three and nine months ended November 30, 2013, as compared to the corresponding periods a year ago:

	Three Months Ended		Nine Months Ended
(In thousands)	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net Sales from operations
Architectural Glass	$73,365	$74,921	$218,142	$197,264
Architectural Services	51,167	49,125	139,820	134,696
Architectural Framing Systems	58,981	51,605	152,877	146,182
Large-Scale Optical	22,699	21,648	61,917	60,477
Intersegment eliminations	(6,782)	(6,883)	(15,728)	(18,129)
Net sales	$199,430	$190,416	$557,028	$520,490
Operating Income (Loss) from operations
Architectural Glass	$1,641	$461	$3,782	$(3,963)
Architectural Services	351	(196)	(1,401)	(3,794)
Architectural Framing Systems	5,782	5,573	13,026	14,735
Large-Scale Optical	6,058	6,557	16,072	17,021
Corporate and other	(1,125)	(984)	(3,299)	(2,717)
Operating income	$12,707	$11,411	$28,180	$21,282

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

Overview
We are a leader in certain technologies and distinctive solutions for enclosing commercial buildings and framing art. The Company's four reportable segments are: Architectural Glass, Architectural Services, Architectural Framing Systems and Large-Scale Optical (LSO). Our Architectural Glass segment consists of Viracon, a fabricator of coated, high-performance architectural glass for global markets. The Architectural Services segment consists of Harmon, one of the largest U.S. full-service building glass installation and renovation companies, which designs, engineers, fabricates and installs the walls of glass, windows and other curtainwall products making up the outside skin of commercial and institutional buildings. The Architectural Framing Systems segment companies design, engineer, fabricate and finish the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial and institutional buildings. We have aggregated four operating segments into the Architectural Framing Systems reporting segment based upon their similar products, customers, distribution methods, production processes and economic characteristics: Wausau Window and Wall Systems, a manufacturer of standard and custom aluminum window systems and curtainwall for the North American commercial construction and historical renovation markets; Tubelite, a fabricator of aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry; Alumicor, a fabricator of aluminum storefront, entrance, curtainwall and window products for the Canadian commercial construction industry; and Linetec, a paint and anodize finisher of architectural aluminum and PVC shutters for U.S. markets. Our LSO segment consists of Tru Vue, a manufacturer of value-added glass and acrylic for the custom picture framing and fine art markets.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended March 2, 2013 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings
The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three and nine-month periods of the current and prior fiscal years:

	Three Months Ended		Nine Months Ended
(Percent of net sales)	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.2	77.8	78.8	79.0
Gross profit	21.8	22.2	21.2	21.0
Selling, general and administrative expenses	15.4	16.2	16.2	16.9
Operating income	6.4	6.0	5.0	4.1
Interest income	0.1	0.1	0.1	0.1
Interest expense	0.1	0.1	0.1	0.2
Other income, net	—	0.1	—	0.1
Earnings from operations before income taxes	6.4	6.1	5.0	4.1
Income tax expense	1.6	1.9	1.4	1.3
Net earnings	4.8%	4.2%	3.6%	2.8%
Effective tax rate	24.4%	30.2%	28.4%	31.6%

Highlights of Third Quarter and First Nine Months of Fiscal 2014 Compared to Third Quarter and First Nine Months of Fiscal 2013
Consolidated net sales increased 4.7 percent, or $9.0 million, for the third quarter ended November 30, 2013, compared to the prior-year period. The inclusion of Alumicor sales since the date of acquisition accounted for approximately half of the increase for the quarter, with the remainder driven by the storefront and finishing businesses in the Architectural Framing Systems segment and growth in the Architectural Services segment. For the nine-month period, net sales increased 7.0 percent, or $36.5 million, as compared to the prior-year period. The majority of the year-on-year increase for the nine-month period was due to improved mix and price in our Architectural Glass segment, with the remainder largely due to improved volume in our Architectural Framing Systems segment's U.S. storefront and finishing businesses and growth in our Architectural Services segment.
Gross profit as a percent of sales for the quarter ended November 30, 2013 decreased to 21.8 percent from 22.2 percent in the prior-year period, and was 21.2 percent for the nine-month period compared to 21.0 percent in the prior year. The current quarter decrease as compared to the prior-year quarter was due to some manufacturing inefficiencies experienced early in the quarter in our LSO segment and the impact of volume declines in the Architectural Framing Systems segment's window business. These items were partially offset by the impact of increased volume in the Architectural Framing Systems segment's U.S. storefront business and stronger project margins in the Architectural Services segment. The gross margin improvement for the nine-month period as compared to the prior year was largely due to the favorable margin impact from price, project mix, productivity and volume growth in core domestic markets in the Architectural Glass segment and improved project margins in the Architectural Services segment, as we have largely worked through the lower margin projects bid in the market trough. These favorable items were somewhat offset by lower capacity utilization within the Architectural Framing Systems segment's window business, which was related to an anticipated gap in the schedule for more complex projects.
Selling, general and administrative (SG&A) expenses for the third quarter were relatively flat at $30.7 million compared to the prior-year period of $30.8, while decreasing to 15.4 percent of net sales as compared to 16.2 percent in the prior-year period. For the nine-month period, SG&A expenses increased $2.0 million over the prior-year period, while decreasing as a percent of net sales to 16.2 percent from 16.9 percent. The increase in expense for the year-to-date period was primarily due to increased salaries and related benefits to support sales growth and geographic expansion, as well as transaction costs related to acquisitions.
In the third quarter, our effective tax rate was 24.4 percent, compared to 30.2 percent in the prior-year period, and was 28.4 percent for the nine-month period, compared to 31.6 percent in the prior year. The decrease in the effective tax rate for both the quarter and year-to-date periods was due to the release of tax reserves upon expiration of the IRS statute extension for fiscal year 2009, as well as the lapsing of the federal statute for fiscal year 2010.

Segment Analysis
Architectural Glass

	Three Months Ended			Nine Months Ended
(In thousands)	November 30, 2013	December 1, 2012	% Change	November 30, 2013	December 1, 2012	% Change
Net sales	$73,365	$74,921	(2.1)%	$218,142	$197,264	10.6%
Operating income (loss)	1,641	461	256.0%	3,782	(3,963)	195.4%
Operating margin	2.2%	0.6%		1.7%	(2.0)%
Third-quarter net sales of $73.4 million decreased 2.1 percent from prior-year net sales of $74.9 million due to normal project timing. For the nine-month period, net sales of $218.1 million increased 10.6 percent over the prior-year period with an improved mix, better pricing and increased volume.
Operating income was $1.6 million in the current quarter, compared to $0.5 million in the prior-year quarter, with operating margins of 2.2 percent, compared to 0.6 percent in the prior-year quarter. For the nine-month period, operating income was $3.8 million, compared to a loss of $4.0 million in the prior-year period, with operating margins of 1.7 percent, compared to negative 2.0 percent in the prior year. The improved margins for both the three and nine-month periods was due primarily to improved pricing, as well as improved mix, as we benefited from an increase in higher value-added projects, productivity and volume.

Architectural Services

	Three Months Ended			Nine Months Ended
(In thousands)	November 30, 2013	December 1, 2012	% Change	November 30, 2013	December 1, 2012	% Change
Net sales	$51,167	$49,125	4.2%	$139,820	$134,696	3.8%
Operating income (loss)	351	(196)	279.1%	(1,401)	(3,794)	63.1%
Operating margin	0.7%	(0.4)%		(1.0)%	(2.8)%
Net sales of $51.2 million for the third quarter were up 4.2 percent over prior-year net sales of $49.1 million, due to volume growth in line with year-to-date growth. For the year-to-date period, net sales grew by 3.8 percent to $139.8 million, as compared to $134.7 million in the prior year, due to volume growth in existing and expanded geographies.

The segment reported operating income of $0.4 million in the current quarter, compared to a loss of $0.2 million in the prior-year period, with operating margins of 0.7 percent, compared to negative 0.4 percent in the prior-year quarter. For the year-to-date period, operating results improved to a loss of $1.4 million, compared to the prior-year loss of $3.8 million. Margins also improved to negative 1.0 percent, compared to negative 2.8 percent in the prior year-to-date period. The improvement in operating results and margins for both the quarter and year-to-date periods was due to continued increases in project margins, as we have worked through lower margin projects that were bid in the bottom of the market cycle, as well as good execution on projects flowing through revenue.

Architectural Framing Systems

	Three Months Ended			Nine Months Ended
(In thousands)	November 30, 2013	December 1, 2012	% Change	November 30, 2013	December 1, 2012	% Change
Net sales	$58,981	$51,605	14.3%	$152,877	$146,182	4.6%
Operating income	5,782	5,573	3.8%	13,026	14,735	(11.6)%
Operating margin	9.8%	10.8%		8.5%	10.1%
Third-quarter net sales of $59.0 million increased 14.3 percent over prior-year net sales of $51.6 million, and were up 4.6 percent in the nine-month period to $152.9 million from $146.2 million in the prior-year period. The addition of Alumicor late in the current quarter accounted for approximately nine percentage points of the third quarter growth and approximately three percentage points of the year-to-date growth. The remaining increases for both the quarter and nine-month periods were due to improved volumes in the U.S. storefront and finishing businesses, partially offset by volume declines caused by a gap in the schedule for the window business, which we had anticipated.
Operating income of $5.8 million in the current quarter was up 3.8 percent, compared to $5.6 million in the prior-year quarter, and operating margins decreased to 9.8 percent, from 10.8 percent in the prior-year quarter. The increased operating income for the quarter was due to good volume in the U.S. storefront business somewhat offset by volume declines in the window business and acquisition-related costs in the segment. For the year-to-date period, operating income was $13.0 million, down 11.6 percent from $14.7 million in the prior-year period, and operating margins declined to 8.5 percent from 10.1 percent in the prior year. The decreased operating income for the year-to-date period was due to the lower sales in the window business related to an anticipated gap in the schedule for more complex projects, resulting in lower capacity utilization. The decreases in the window business profitability were partially offset by the profit on increased volume in the U.S. storefront and finishing businesses.
In the current year, we have completed two acquisitions as part of our strategy to grow through new products and new geographies. In the second quarter, we acquired certain assets and liabilities of a window fabrication business, which is included in the results of our window business within the Architectural Framing Systems segment. During the third quarter, we acquired the outstanding shares of Alumicor Limited (Alumicor); the results of operations have been included in the consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition. Third quarter and year-to-date earnings from the two acquisitions were break-even after the taking into consideration the impact of acquisition-related costs.

Large-Scale Optical (LSO)

	Three Months Ended			Nine Months Ended
(In thousands)	November 30, 2013	December 1, 2012	% Change	November 30, 2013	December 1, 2012	% Change
Net sales	$22,699	$21,648	4.9%	$61,917	$60,477	2.4%
Operating income	6,058	6,557	(7.6)%	16,072	17,021	(5.6)%
Operating margin	26.7%	30.3%		26.0%	28.1%
Net sales of $22.7 million for the third quarter were up 4.9 percent over prior-year net sales of $21.6 million, and net sales for the nine-month period were $61.9 million, compared to $60.5 million in the prior year, an increase of 2.4 percent. The improvements for both the quarter and nine-month periods were mainly driven by a positive mix of higher value-added products, as well as increased volume.
Operating income of $6.1 million in the quarter decreased 7.6 percent from the prior-year period, and operating margins decreased to 26.7 percent, compared to 30.3 percent in the prior-year period. The decreased operating results were due to the impact of some short-term operational inefficiencies early in the quarter and increased promotional activities in the quarter, slightly offset by volume growth and a favorable mix. For the nine-month period, operating income of $16.1 million was down 5.6 percent and margins declined to 26.0 percent from 28.1 percent. The decreases in operating income and margins for the nine-month period were due to increased promotional activities and investments for growth in new geographies and markets, partially offset by the impact of a higher valued-added mix and slight volume growth.

Backlog
Backlog represents the dollar amount of revenues we expect to recognize in the future from firm contracts or orders received, as well as those that are in progress. Backlog is not a term defined under generally accepted accounting principles and is not a measure of contract profitability. We include a project within our backlog at the time a signed contract or a firm purchase order is received, generally as a result of a competitive bidding process. Backlog by reporting segment at November 30, 2013 and December 1, 2012 was as follows:

	November 30, 2013	December 1, 2012
Architectural Glass	$66,334	$66,905
Architectural Services	161,374	197,830
Architectural Framing Systems	74,939	42,007
Large-Scale Optical	2,050	2,478
Intersegment eliminations	(4,806)	(6,313)
Total Backlog	$299,891	$302,907

We expect approximately $136.5 million, or 46 percent, of our November 30, 2013 backlog to be recognized during the remainder of fiscal 2014, approximately $139.6 million, or 47 percent, to be recognized in fiscal 2015 and the balance to be recognized in fiscal 2016. We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of our ultimate profitability, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Acquisition
On November 5, 2013, the Company acquired all of the shares of Alumicor Limited (Alumicor), a privately held business, for $52.4 million, including cash acquired of $1.6 million. Alumicor is a window, storefront, entrance and curtainwall company primarily serving the Canadian commercial construction market. Alumicor's results of operations have been included in the consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition, including $4.8 million of sales and break-even results after approximately $0.5 million of acquisition-related expenses, which are included in selling, general and administrative expenses in the Company's consolidated results of operations.

The assets and liabilities of Alumicor were recorded in the consolidated balance sheet within the Architectural Framing Systems segment as of the acquisition date, at their respective fair values. The preliminary purchase price allocation was based on estimates of the fair value of assets acquired and liabilities assumed and included total assets of $56.4 million, including estimated goodwill and intangibles of $31.0 million, and total liabilities of $5.6 million. Because the acquisition was completed near quarter-end, all balances recorded are estimated amounts; the purchase price allocation is expected to be finalized in the fourth quarter, as the valuation of identifiable assets and liabilities is completed.

Liquidity and Capital Resources

	Nine Months Ended
(Cash effect, in thousands)	November 30, 2013	December 1, 2012
Operating Activities
Net cash provided by operating activities	$42,706	$22,921
Investing Activities
Capital expenditures	(17,255)	(21,265)
Acquisition of business, net of cash acquired	(52,806)	(15)
Change in restricted investments, net	2,768	(4,752)
Net sales (purchases) of marketable securities	23,617	(13,915)
Financing Activities
Proceeds from issuance of debt	—	10,000
Payments on debt	(10,068)	(125)
Dividends paid	(7,868)	(7,751)

Operating activities. Cash provided by operating activities was $42.7 million for the first nine months of fiscal 2014, compared to cash provided of $22.9 million in the prior-year period. The improvement over the prior year was due to the higher level of income reported and improved working capital management for the nine months of fiscal 2014, as compared to the same period of fiscal 2013. Additionally, we received proceeds from the New Market Tax Credit transaction, net of deferred costs, to support the investment in the new Architectural Glass coater.

Non-cash working capital (current assets, excluding cash and short-term available for sale securities and short-term restricted investments, less current liabilities) was $72.1 million at November 30, 2013, or 9.8 percent of last 12-month net sales, a metric for measuring working capital efficiency. This compares to $54.1 million at March 2, 2013, or 7.7 percent of fiscal 2013 net sales, and 8.7 percent at December 1, 2012. The change comes from acquisitions, growth in the base business and extending our footprint in certain businesses.

Investing Activities. Through the first nine months of fiscal 2014, cash used by investing activities was $42.9 million, compared to cash used of $41.4 million in the same period last year. The current year included new capital investments of $17.3 million. We reduced our restricted investments by $2.8 million, as we released $10.0 million of cash held in escrow for the recovery zone facility bonds that was used to redeem the bonds and also released $12.0 million of cash collateral to unrestricted cash related to the letter of credit supporting these bonds. These items were offset as we set aside $21.1 million of cash during the third quarter for the investment in a new Architectural Glass coater. We decreased our investments in marketable securities by $23.6 million for the nine-month period to fund the acquisition of Alumicor.

In the current year, we have completed two acquisitions as part of our strategy to grow through new products and new geographies. In the second quarter, we acquired the assets and certain liabilities of a window fabrication business, which is included in the results of our window business within the Architectural Framing Systems segment. During the third quarter, we acquired the outstanding shares of Alumicor Limited (Alumicor); the results of operations have been included in the consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition.

In fiscal 2013, we made new capital investments of $21.3 million for growth and productivity improvements, as well as equipment to support new product introductions, and maintenance capital. The net position of our investments for the nine-month period of fiscal 2013 resulted in $13.9 million in net purchases. Net purchases of $4.8 million for restricted investments during the period were the result of $10.0 million of industrial development bonds (reflected in financing activities) that were made available for current and future investment in our storefront and entrance business in Michigan.

We expect fiscal 2014 capital expenditures to be approximately $45 million for investments for growth, productivity and product development capabilities, including a new state-of-the-art coater in our Architectural Glass segment.

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

Financing Activities. Total outstanding borrowings at November 30, 2013 were $20.7 million, compared to $30.8 million as of March 2, 2013, and $30.9 million at December 1, 2012. During the first quarter of fiscal 2014, $10.0 million of recovery zone facility bonds that had previously been issued for future investment in the Company's Architectural Glass fabrication facility in Utah were redeemed at par. Debt at November 30, 2013 consisted of $20.4 million of industrial revenue bonds, and $0.3 million of other debt. The industrial revenue bonds mature in fiscal years 2021 through 2043, and the other debt matures in fiscal years 2014 through 2021. Our debt-to-total-capital ratio was 5.6 percent at November 30, 2013, and 8.5 percent at March 2, 2013.

During the third quarter of fiscal 2014, the Company entered into an amendment to its existing $100.0 million revolving credit facility. The expiration date was extended by one year, to November 2018, from October 2017 and the letter of credit facility was reduced to $50.0 million from $60.0 million, the outstanding amounts of which decrease the available commitment. No other provisions of the original agreement were materially amended by the amended credit agreement. No borrowings were outstanding under the facility as of November 30, 2013 or March 2, 2013.

The credit facility requires the Company to maintain a minimum level of net worth, as defined in the credit facility, based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at November 30, 2013 was $280.4 million, whereas the Company’s net worth as defined in the credit facility was $347.2 million. The credit facility also requires that the Company maintain an adjusted debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, the Company reduces non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. The Company’s ratio was 0.32 at November 30, 2013. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At November 30, 2013, the Company was in compliance with the financial covenants of the credit facility.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. We have purchased a total of 2,279,123 shares, at a total cost of $29.7 million, since the inception of this program. We have remaining authority to repurchase 970,877 shares under this program, which has no expiration date. There were no share repurchases under the program during the first nine months of either fiscal 2014 or 2013.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of November 30, 2013:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2014 Remaining	2015	2016	2017	2018	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$20,400	$20,400
Other debt obligations	26	52	52	52	52	81	315
Operating leases (undiscounted)	2,982	8,895	8,377	6,642	5,292	9,038	41,226
Purchase obligations	45,027	30,190	219	—	—	—	75,436
Total cash obligations	$48,035	$39,137	$8,648	$6,694	$5,344	$29,519	$137,377

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

We have purchase obligations for raw material commitments and capital expenditures. As of November 30, 2013, these obligations totaled $75.4 million.

We have a foreign exchange forward contract, which has a U.S. dollar notional value of $18.6 million with the objective of reducing the exposure to fluctuations in the euro related to a planned capital equipment purchase. The fair value of this contract was an asset of $0.3 million at November 30, 2013 and is included in the balance sheet caption as other current assets. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and any gain or loss is included in the value of the capital asset and will be recognized in earnings over the life of the asset.

We expect to make contributions of $0.8 million to our defined-benefit pension plans in fiscal 2014, which will equal or exceed our minimum funding requirements.

As of November 30, 2013, we had $6.0 million and $1.8 million of unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $0.6 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At November 30, 2013, we had ongoing letters of credit related to construction contracts and certain industrial revenue bonds. The Company’s $20.4 million of industrial revenue bonds are supported by $21.0 million of letters of credit that reduce availability of funds under our $100.0 million credit facility. The letters of credit by expiration period were as follows at November 30, 2013:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2014 Remaining	2015	2016	2017	2018	Thereafter	Total
Standby letters of credit	$—	$20,982	$—	$—	$—	$2,500	$23,482

In addition to the above standby letters of credit, which were predominantly issued for our industrial revenue bonds, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At November 30, 2013, $83.2 million of our backlog was bonded by performance bonds with a face value of $240.3 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

For fiscal 2014, we believe that current cash on hand and available capacity under our committed revolving credit facility, as well as the expected cash to be generated from future operating activities, will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments. We have total cash and short-term available for sale securities of $22.5 million, and $76.5 million available under our credit facility at November 30, 2013. We believe that this will provide us with the financial strength to continue our growth strategy as our end markets continue to improve.

Outlook
The following statements are based on our current expectations for full-year fiscal 2014 results. These statements are forward-looking, and actual results may differ materially.

•	Revenue growth of 10 to 11 percent, including acquisitions, over fiscal 2013.

•	We anticipate earnings per share of $0.95 to $1.00.

•	Capital expenditures are projected to be approximately $45 million.

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

We have expanded our disclosure of quantitative and qualitative market risk due to the acquisition of Alumicor Limited during the third quarter of fiscal 2014. Other than this new addition, no other material changes have occurred to the disclosures of quantitative and qualitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended March 2, 2013.

Through our acquisition of Alumicor Limited in the third quarter of fiscal 2014, we conduct business in Canada and are therefore subject to market risk due to changes in the value the Canadian dollar in relation to our reporting currency, the U.S. dollar. We generally do not use derivative financial instruments to manage these risks. The functional currency of Alumicor Limited is the Canadian dollar and revenues, costs, assets and liabilities are generally denominated in local currencies, thereby mitigating the risk associated with changes in foreign exchange. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between the Canadian dollar and the U.S. dollar.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have added the risk factor below due to the acquisition of Alumicor Limited during the third quarter of fiscal 2014. Other than the addition of this new risk factor, there have been no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended March 2, 2013.

The Architectural Framing Systems results could be adversely impacted by integration and other volatilities associated with the acquisition of an operation outside of the United States. The Architectural Framing Systems segment’s near-term performance depends on its ability to successfully integrate the recently acquired business in Canada. If we are unable to successfully integrate the business into our current business model, or do not realize projected efficiencies and cost-savings from the business we acquired, we may be unable to meet our growth or profit objectives. Additionally, our increased presence in Canada makes our revenues and net income subject to the volatility of the exchange rate between the U.S. Dollar and the Canadian Dollar and the economic, political and tax conditions prevalent in the region.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
September 1, 2013 through September 28, 2013	531	$28.29	—	970,877
September 29, 2013 through October 26, 2013	211	31.01	—	970,877
October 27, 2013 through November 30, 2013	—	—	—	970,877
Total	742	$29.65	—	970,877

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

2.1
Share Purchase Agreement, dated November 5, 2013, between 2393514 Ontario Inc., Apogee Enterprises, Inc., PEF 2005 Alumicor Investment Limited Partnership, on behalf of itself and as sellers’ agent, Andre Belanger, Ken Rowson, John Castelhano, Anthony Kerwin, Lawrence Maker, Paul Antoniadis, and Alumicor Limited. Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on November 5, 2013.

10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 20, 2013, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders (as defined therein), and Wells Fargo Bank, National Association, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 25, 2013.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of November 30, 2013 and March 2, 2013, (ii) the Consolidated Results of Operations for the three and nine months ended November 30, 2013 and December 1, 2012, (iii) the Consolidated Statements of Comprehensive Earnings for the three and nine months ended November 30, 2013 and December 1, 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended November 30, 2013 and December 1, 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 9, 2014	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: January 9, 2014	By: /s/ James S. Porter
James S. Porter Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended November 30, 2013

2.1
Share Purchase Agreement, dated November 5, 2013, between 2393514 Ontario Inc., Apogee Enterprises, Inc., PEF 2005 Alumicor Investment Limited Partnership, on behalf of itself and as sellers’ agent, Andre Belanger, Ken Rowson, John Castelhano, Anthony Kerwin, Lawrence Maker, Paul Antoniadis, and Alumicor Limited. Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on November 5, 2013.

10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 20, 2013, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders (as defined therein), and Wells Fargo Bank, National Association, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 25, 2013.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of November 30, 2013 and March 2, 2013, (ii) the Consolidated Results of Operations for the three and nine months ended November 30, 2013 and December 1, 2012, (iii) the Consolidated Statements of Comprehensive Earnings for the three and nine months ended November 30, 2013 and December 1, 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended November 30, 2013 and December 1, 2012, and (v) Notes to Consolidated Financial Statements.