Form 10-K
period 2014-03-01
APOGEE ENTERPRISES, INC.
filed 2014-04-30
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-K
 _________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 1, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 31, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $803,000,000 (based on the closing price of $27.90 per share as reported on the NASDAQ Stock Market LLC as of that date).
As of April 25, 2014, 28,958,958 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant's 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

APOGEE ENTERPRISES, INC.
Annual Report on Form 10-K
For the fiscal year ended March 1, 2014

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

The Company is comprised of four reporting segments:

•
The Architectural Glass segment fabricates glass used in customized window and curtainwall systems comprising the outside skin of commercial and institutional buildings. For fiscal 2014, our Architectural Glass segment accounted for approximately 35 percent of our net sales.

•
The Architectural Services segment primarily installs and renovates customized aluminum and glass window and curtainwall systems comprising the outside skin and entrances of commercial and institutional buildings. It also designs, engineers and fabricates a majority of the metal systems it installs. For fiscal 2014, our Architectural Services segment accounted for approximately 26 percent of our net sales.

•
The Architectural Framing Systems segment designs, engineers and fabricates the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial and institutional buildings. For fiscal 2014, our Architectural Framing Systems segment accounted for approximately 28 percent of our net sales.

•
The Large-Scale Optical Technologies segment manufactures value-added glass and acrylic products primarily for the custom picture framing market. For fiscal 2014, our Large-Scale Optical Technologies segment accounted for approximately 11 percent of our net sales.

Financial information about the Company's segments and geographic regions can be found in Item 8, Note 15 to the Consolidated Financial Statements of the Company contained elsewhere in this report.

On November 5, 2013, the Company acquired all of the shares of Alumicor Limited (Alumicor). Alumicor's results of operations have been included in the consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition. For further information, see "Acquisition of Alumicor" below.

Products and Services
Apogee provides distinctive value-added glass solutions for enclosing commercial buildings and framing art. We operate in four segments as described in the following paragraphs.

Architectural Glass, Architectural Services and Architectural Framing Systems Segments
All of these segments participate in various phases of the value chain to design, engineer, manufacture and install customized aluminum and glass window, curtainwall, and storefront and entrance systems for commercial buildings in the non-residential and high-end multi-family construction markets. Through complex processes, we add ultra-thin coatings to uncoated architectural glass to create a variety of aesthetic characteristics and different levels of solar energy management, especially important with the industry trend of increasingly energy-efficient buildings. We also laminate layers of glass and vinyl to create glass that helps protect against hurricanes and bomb blasts. Glass can also be tempered to provide additional strength. In addition, we have the ability to design and build windows, curtainwall, storefront and entrances using our customized aluminum and glass, or glass supplied by others. We also provide finishing services for the metal and plastic components used to frame architectural glass windows and walls and other products. Our installation services allow our customers to meet the timing and cost requirements of their jobs by providing efficiently designed quality window and wall systems and effectively managing the installation of the façade on their building projects.

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

All of the businesses within the Architectural Glass, Architectural Services and Architectural Framing Systems segments manufacture their products to order. Products are shipped to the job site or other location where further assembly or installation may be required by the respective segment's customers.

Large-Scale Optical Technologies (LSO) Segment
The LSO segment provides coated glass and acrylic for use in custom picture framing and fine art applications. The variables in the glass and acrylic used for picture framing products are the size and coatings to give the product UV protection, anti-reflective properties and/or security features. The following table describes the products provided by the LSO segment.

Products and Services	Product Attributes	Description
Value-Added Picture Framing Glass and Acrylic	UV, Anti-Reflective and/ or Security Features
Our coatings reduce the reflectivity of picture framing glass and protect pictures and art from the sun's damaging UV rays. Anti-reflective coatings on acrylic reduce glare and static charge on the surface.

Markets and Distribution Channels
Architectural Glass, Architectural Services and Architectural Framing Systems Segments
The market for architectural products and services is a subset of the construction industry and is differentiated by building type, level of customization required, customers, geographic location and project size. Published market data are not readily available for the market segments that we serve; however, we estimate market size by analyzing overall construction industry data.

Building type - The construction industry is typically segmented into residential construction and non-residential construction, which includes commercial, industrial and institutional construction. Apogee is a leading supplier of architectural glass and metal framing products as well as installation services to the non-residential construction industry. Our products and services are primarily used in commercial buildings (office towers, hotels and retail centers) and institutional buildings (education facilities and dormitories, health care facilities and government buildings), as well as high-end multi-family buildings (a subset of residential construction).

Level of customization - Most projects have some degree of customization, as the end product or service is based on customer-specified requirements for aesthetics and performance, and designed to satisfy local building codes. All of our Architectural Glass, Architectural Services and Architectural Framing Systems businesses are involved in transforming glass, aluminum and other materials to create customized window, curtainwall, storefront and/or entrance systems that meet customer specifications. The only constant is the base materials of the products and the processes we utilize to fabricate, manufacture and/or install the products.

Customers and distribution channels - Our customers and those that influence the projects include architects, building owners, general contractors and glazing subcontractors in the non-residential construction market. Our high-performance architectural glass is marketed using a direct sales force and independent sales representatives. Our installation and renovation services are marketed by a direct sales force, primarily in the metropolitan areas we serve in the United States and also where we have the ability to work with our customers in other U.S. markets. We market our custom and standard windows, curtainwall, storefront and entrance systems using a combination of a direct sales force, independent sales representatives and directly to distributors.

Geographic location - From our domestic glass fabrication locations, we supply products primarily to the U.S. market, with some international distribution of our high-performance architectural glass. We estimate the U.S. market for architectural glass fabrication in non-residential buildings is approximately $1.1 billion in annual sales. From our Brazilian glass fabrication facility, we primarily supply architectural glass to the Brazilian market, which we estimate to be approximately $0.4 billion in annual sales. Our aluminum framing systems, including windows, curtainwall, storefront and entrances, are marketed in North America, where we estimate the market size is approximately $2.5 billion in annual sales.

We estimate the U.S. market for installation services is approximately $7.5 billion in annual sales. Within the installation services market, Apogee is one of only a few companies to have a national presence, with 11 offices and satellite offices serving multiple U.S. markets. We estimate that we are able to serve, from our existing locations and our ability to travel to other markets where we do not have a local presence, approximately 60 percent of the total installation market. Although installation of building glass in new commercial and institutional construction projects is the primary focus of our business, we also offer installation retrofits or renovations for the outside skin of older commercial and institutional buildings.

Project size - The projects on which our Architectural Glass, Architectural Services and Architectural Framing Systems segments bid and work vary in size. Our high-performance architectural glass fabrication products serve mid-size to monumental high-profile projects. Our Architectural Services and Architectural Framing Systems segments target mid-size projects.

LSO Segment
The Company's Tru Vue brand is the largest domestically manufactured brand for value-added glass and acrylic for the custom picture framing market. Under this brand, products are distributed primarily in North America through independent distributors, which supply national and regional chains and local picture framing shops, as well as through national retailers. The Company has also been successful in supplying products to museums and public and private galleries. We also have distribution in Europe and selected other international markets through independent distributors; we view this as a focus area for future growth of this segment.

Through the Company's leadership, the custom picture framing industry continues to convert from clear glass to value-added picture framing glass and acrylic, a trend that is expected to continue and has helped the Company offset market softness over the past several years. We believe that we have a majority share of demand for the U.S. value-added custom picture framing glass market segment.

Warranties
We offer product and service warranties which we believe are competitive for the markets in which our products and services are sold. The nature and extent of these warranties depend upon the product or service, the market and, in some cases, the customer being served. Our standard warranties are generally from two to 10 years for our architectural glass, curtainwall and window system products, while we generally offer warranties of two years or less on our other products and installation services. In the event of a claim against a product for which we have received a warranty from the supplier, we pass the claim back to our supplier. Although we carry liability insurance with very high deductibles for product failures, we reserve for warranty exposures, as our insurance does not cover warranty claims. There can be no assurance that our insurance will be sufficient to cover all product failure claims in the future; that the costs of this insurance and the related deductibles will not increase materially; or that liability insurance for product failures will be available on terms acceptable to the Company in the future.

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

Glass manufacturers have applied surcharges to the cost of glass over the past several years to help offset increases in energy and fuel costs, which we are generally able to pass on to our customers through surcharges. We have also seen recent volatility in the cost and supply of aluminum that is used in our window, storefront, entrance and curtainwall systems. Where applicable, we have passed the changes in cost of materials on to our customers in the form of pricing adjustments and/or surcharges.

A majority of our raw materials are readily available from a variety of domestic and international sources, and no supplier delays or shortages are anticipated. While certain glass products may only be available at certain times of the year, all standard glass types and colors are available throughout the year in reasonable quantities from multiple suppliers.

Trademarks and Patents
The Company has several trademarks and trade names that we believe have significant value in the marketing of our products, including APOGEE®. Trademark registrations in the United States are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.

Within the Architectural Glass segment, VIRACON®, VIRACON VUE-50® and STORMGUARD® are registered trademarks. DIGITALDISTINCTIONS™, ROOMSIDE™, EXTREMEDGE™, GLASS IS EVERYTHING™, BUILDING DESIGN™, VIRASPAN™, CLEAR POINT™ and CYBERSHIELD™ are unregistered trademarks. In addition, GLASSEC®, INSULATTO® and BLINDATTO® are registered trademarks in Brazil.

Within the Architectural Services segment, HARMON GLASS®, HI - 5000® and HI - 7000® are registered trademarks. HARMON™ and INNOVATIVE FACADES SOLUTIONS™ are unregistered trademarks.

Within the Architectural Framing Systems segment, LINETEC®, WAUSAU WINDOW AND WALL SYSTEMS®, TUBELITE®, ADVANTAGE BY WAUSAU®, FINISHER OF CHOICE®, THERML=BLOCK®, MAXBLOCK®, DFG®, ECOLUMINUM®, ALUMINATE®, GET THE POINT!® and FORCEFRONT® are registered trademarks. ALUMICOR™ and BUILDING EXCELLENCETM are unregistered trademarks in Canada.

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

Seasonality
The North American businesses in our Architectural Glass, Architectural Services and Architectural Framing Systems segments experience a slight seasonal effect following the domestic commercial construction industry, with higher demand from May through December. Our Brazilian Architectural Glass segment business does not have a significant seasonal trend. A bigger impact to net sales is the fact that the construction industry is highly cyclical in nature and can be influenced differently by the effects of the localized economy in geographic markets.

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

Backlog
Backlog represents the dollar amount of revenues we expect to recognize in the future from firm contracts or orders received, as well as those that are in progress. Backlog is not a term defined under generally accepted accounting principles and is not a measure of contract profitability. We include a project within our backlog at the time a signed contract or a firm purchase order is received, generally as a result of a competitive bidding process. Backlog by reporting segment at March 1, 2014 and March 2, 2013 was as follows:

	March 1, 2014	March 2, 2013
Architectural Glass	$73,206	$68,618
Architectural Services	187,471	191,386
Architectural Framing Systems	72,634	39,758
Large-Scale Optical	870	1,272
Intersegment eliminations	(4,546)	(2,742)
Total Backlog	$329,635	$298,292

We expect approximately $314.5 million, or 95 percent, of our March 1, 2014 backlog to be recognized in fiscal 2015, with the balance to be recognized in fiscal 2016 and beyond. We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of our ultimate profitability, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Competitive Conditions
Architectural Glass, Architectural Services and Architectural Framing Systems segments
The markets served by the Architectural Glass, Architectural Services and Architectural Framing Systems segments are very competitive, are price and lead-time sensitive, and are primarily affected by changes in the North American commercial construction industry as well as changes in general economic conditions. Additionally, due to the Architectural Glass segment's operations in Brazil, it is impacted by the commercial construction industry and general economic conditions found in Brazil and the immediate region.

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

We believe that our competition does not provide the same level of custom coatings to the market as our Architectural Glass segment, but regional glass fabricators can provide somewhat similar products with similar attributes. Regional glass fabricators incorporate high performance, post-temperable glass products, procured from primary glass suppliers, into their insulated glass products. The availability of these products has enabled regional glass fabricators in some cases to bid on more complex projects than in the past. Since we typically target the more complex projects, we have encountered increased competition from these regional glass fabricators. In certain regions of the U.S., we encounter competition from international competitors on complex projects.

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

Our businesses in the Architectural Glass, Architectural Services and Architectural Framing Systems segments maintain significant relationships with architects, who influence the selection of products and services on a project. Additionally, throughout a construction project, the Architectural Services segment must maintain significant relationships with general contractors, who are the segment's direct customers. This is due to the high degree of dependence on general contractors and architects for project initiation and development of specifications. Additionally, the timing of a project depends on the schedule established by the general contractors and their ability to maintain this schedule. If a general contractor fails to keep a construction project on its established timeline, the timing and profitability of the project could be negatively impacted.

LSO Segment
Product attributes, pricing, quality, marketing, and marketing services and support are the primary competitive factors in the markets within the LSO segment. The Company's competitive strengths include our excellent relationships with customers and the performance provided by our unique value-added products. While there is significant price sensitivity in regard to sales of clear glass to picture framers, there is somewhat less price sensitivity on certain of our value-added glass products due to their unique attributes. There is competition in North America with European imports of certain valued-added products for picture framing.

Research and Development
The amount spent on research and development activities was $7.8 million, $6.8 million and $7.2 million in fiscal 2014, 2013 and 2012, respectively. Of this amount, $2.1 million, $1.6 million and $0.8 million, respectively, was focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and is included in cost of sales in the accompanying consolidated financial statements.

Environment
We use hazardous materials in our manufacturing operations, and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of wastes. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that we believe enable us to properly manage the regulated materials used in our manufacturing processes and wastes created by the production processes, and we have implemented a program to monitor our compliance with environmental laws and regulations. Although we believe we are currently in material compliance with such laws and regulations, current or future laws and regulations could require us to make substantial expenditures for compliance with chemical exposure, waste treatment or disposal regulations. We spent approximately $0.5 million, $0.1 million and $0.2 million in fiscal 2014, 2013 and 2012, respectively, to reduce wastewater solids and hazardous air emissions at our facilities. We expect to incur costs to continue to comply with laws and regulations in the future for our ongoing manufacturing operations but do not expect these to be material to our financial statements.

As part of the acquisition of Tubelite Inc. (Tubelite) on December 21, 2007, we acquired a manufacturing facility which has historical environmental conditions. We believe that Tubelite is a “responsible party” for certain of these historical environmental conditions, and the Company intends to remediate those conditions. The Company believes the remediation activities can be conducted without significant disruption to manufacturing operations at this facility. As of March 1, 2014, the environmental reserve balance was $1.5 million.

Employees
The Company employed 4,266 and 3,871 persons on March 1, 2014 and March 2, 2013, respectively. At March 1, 2014, 432 of these employees were represented by U.S. labor unions and 336 of these employees were represented by labor unions in Brazil.

Acquisition of Alumicor
On November 5, 2013, the Company acquired all of the shares of Alumicor Limited, a privately held business, for $52.9 million, including cash acquired of $1.6 million. Alumicor is a window, storefront, entrance and curtainwall company primarily serving the Canadian commercial construction market. Alumicor's results of operations have been included in the consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition. Item 8, Note 6 of the Notes to the Consolidated Financial Statements contains further information regarding this acquisition.

Foreign Operations and Export Sales
During the years ended March 1, 2014, March 2, 2013 and March 3, 2012, the Company's export sales from domestic operations, principally from sales of architectural glass, amounted to approximately $52.5 million, $63.5 million and $75.7 million, respectively, or 7 percent of net sales in fiscal 2014, 9 percent of net sales in fiscal 2013, and 11 percent of net sales in fiscal 2012. Consolidated net sales for fiscal 2014, 2013 and 2012 include GlassecViracon sales of $36.7 million, $32.0 million and $34.1 million, respectively, or five percent of net sales in each of fiscal 2014, 2013 and 2012, all of which were non-U.S. sales. Consolidated net sales for fiscal 2014 included Alumicor sales of $15.9 million or 2 percent of net sales in fiscal 2014, all of which were non-U.S. sales.

Available Information
The Company maintains a website at www.apog.com. Through a link to a third-party content provider, this corporate website provides free access to the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after electronic filing such material with, or furnishing it to, the Securities and Exchange Commission. Also available on our website are various corporate governance documents, including our Code of Business Ethics and Conduct, Corporate Governance Guidelines, and charters for the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors.

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

James S. Porter	53	Chief Financial Officer since October 2005. Vice President of Strategy and Planning from 2002 through 2005. Various management positions within the Company since 1997.
Patricia A. Beithon	60	General Counsel and Secretary since September 1999.
Gary R. Johnson	52	Vice President, Treasurer since January 2001. Various management positions within the Company since 1995.
John A. Klein	58
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

Operational Risks
General global economic and business conditions could negatively affect our results.
Our Architectural Glass, Architectural Services and Architectural Framing Systems segments are dependent on global economic conditions and the cyclical nature of the North American commercial construction industry. The commercial construction market is impacted negatively by volatility in global financial markets, including, among other things, volatility in securities prices, availability of credit, unemployment rates, consumer confidence, interest rates and commodity prices. To the extent changes in these factors negatively impact the overall commercial construction market, our revenue and profits could be significantly reduced.

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

Our LSO segment depends on the strength of the retail picture framing market. This market is highly dependent on consumer confidence and the conditions of the U.S. economy. If consumer confidence declines, whether as a result of an economic slowdown, uncertainty regarding the future or other factors, our use of these strategies may not be as successful in the future, resulting in a potential decrease in net sales and operating income.

New market entrants or specific actions of our competitors could adversely impact our market position and future results.
All of our operating segments operate in competitive markets where the actions of competitors or new market entrants could result in a loss of customers or share of customers' purchases. Additionally, changes in our competitors' products, prices or services could negatively impact our market share, net sales or margins.

Our Architectural Glass and Architectural Framing Systems segments have seen an increase in imports of competitive products from lower-cost, international suppliers that, if this were to continue, could negatively impact our net sales and margins. Our LSO segment competes with several international specialty glass manufacturers that have traditionally not penetrated the domestic core markets served. Although these LSO competitors have not been able to meet the specification level of our products, upgrades to our competitor's products could have a negative impact on net sales or margins.

Our ability to effectively utilize our manufacturing capacity could adversely impact future results.
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

Product quality issues could negatively impact demand for our products and future profitability.
We manufacture and/or install a significant portion of our products based on specific requirements of each customer. We believe that future orders of our products or services will depend on our ability to maintain the performance, reliability and quality standards required by our customers. If our products or services have performance, reliability or quality problems, or products are installed using incompatible glazing materials or installed improperly, we may experience additional warranty and service expense; reduced or canceled orders; diminished pricing power; higher manufacturing or installation costs; or delays in the collection of accounts receivable. Additionally, performance, reliability or quality claims from our customers, with or without merit, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages that could negatively impact our financial results.

Project management and installation issues could negatively impact future results.
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

Our future profitability and cash flow are dependent on realizing expected government incentives.
We have made commitments to expand certain manufacturing facilities and make investments in new manufacturing capabilities. Contributing to the decision to make such investments was the availability of federal, state and local incentives including tax credits, tax increment financing and grants. If the Company is not able to realize the benefits of planned incentive packages, future operating results could be negatively impacted.

A shift in consumer preferences could negatively impact the demand for our products.
Any change in customer preference, architectural trends or building codes that reduces window-to-wall ratios in non-residential construction would negatively impact net sales and operating income in our Architectural Glass, Architectural Services and Architectural Framing Systems segments. The LSO segment depends on U.S. consumers framing art and other decorative items. Any shift in customer preference away from framed art to other forms of decorative media could negatively impact future net sales and operating income in the LSO segment.

The loss of a significant customer in the LSO segment could adversely affect our results.
The LSO segment is highly dependent on a relatively small number of customers for its sales. We expect to continue deriving a significant portion of our net sales from a small number of customers. Accordingly, loss of a significant customer or a significant reduction in pricing, or a shift to a less favorable mix of value-added picture framing glass or acrylic products for one of those customers could materially reduce LSO net sales and operating results.

The Architectural Framing Systems results could be adversely impacted by integration and other uncertainties associated with the acquisition of an operation outside of the United States.
The Architectural Framing Systems segment’s near-term performance is influenced by its ability to successfully integrate the recently acquired business in Canada. If we are unable to successfully integrate the business into our current business model, or do not realize projected efficiencies and cost-savings from the business we acquired, we may be unable to meet our growth or profit objectives. Additionally, our increased presence outside the U.S. makes our revenues and net income subject to the volatility of exchange rates and the economic, political and tax conditions prevalent in the region.

Our results can be volatile and differ significantly from our expectations and the expectations of analysts.
Our net sales and operating results may differ from Company-provided guidance and the expectations of securities analysts or investors in future periods. Our annual net sales and operating results may vary depending on a number of factors, including, but not limited to, fluctuating customer demand, delay or timing of shipments, construction delays or cancellations due to lack of financing for construction projects, changes in product and project mix or market acceptance of new products. Manufacturing or operational difficulties that may arise due to quality control, capacity utilization of our production equipment or staffing requirements may also adversely impact our annual net sales and operating results. In addition, competition, including new entrants into our markets, the introduction of new products by competitors, adoption of competitive technologies by our customers, or competitive pressures on prices of our products and services, could adversely impact our annual net sales and operating results. Finally, our annual net sales and operating results may vary depending on raw material pricing and the potential for disruption of supply, or changes in legislation that could have an adverse impact on our labor or other costs. Our failure to meet net sales and operating result expectations would likely adversely affect the market price of our common stock.

We retain significant risk through self-insurance programs.
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

We use hazardous chemicals in the production of our products and are thus subjected to changes in environmental legislation.
We use hazardous chemicals in producing our products. One of our facilities has certain historical environmental conditions that we believe require remediation. Our inability to remediate the historical environmental conditions at the facility at or below the amounts reserved, therefore, could have a material adverse impact on future financial results. Additionally, we are subject to a variety of local, state and federal governmental regulations relating to storage, discharge, handling, emission, generation and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. Our failure to comply with current or future environmental regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes or increased costs. Our financial results could also be adversely impacted by rising energy and material costs associated with environmental regulations.

A loss of key personnel could negatively impact near-term results.
Our success depends on the skills, experience and efforts of our executive management and other key personnel. If, for any reason, one or more senior executives or key personnel were not to remain active in our Company, our financial results could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The following table lists, by segment, the Company's major facilities as of March 1, 2014, the general use of the facility and whether it is owned or leased by the Company.

Facility	Location	Owned/ Leased	Size (sq. ft.)	Function
Architectural Glass Segment
Viracon	Owatonna, MN	Owned	868,500	Mfg/Admin
Viracon	Owatonna, MN	Owned	136,050	Mfg/Admin
Viracon	Owatonna, MN	Leased	160,000	Warehouse
Viracon	Statesboro, GA	Owned	397,200	Mfg/Warehouse
Viracon	St. George, UT	Owned(1)	236,000	Mfg/Warehouse
GlassecViracon	Nazaré Pulista, Brazil	Owned(2)	100,000	Mfg/Admin

Architectural Services Segment
Harmon, Inc. Headquarters	Minneapolis, MN	Leased	12,954	Admin
Harmon, Inc.	West Chester, OH	Leased	156,000	Mfg
Harmon, Inc.	Garland, TX	Leased	66,554	Mfg

Architectural Framing Systems Segment
Wausau Window and Wall Systems	Wausau, WI	Owned	370,400	Mfg/Admin
Wausau Window and Wall Systems	Englewood, CO	Leased	122,981	Mfg/Admin
Wausau Window and Wall Systems	Stratford, WI	Owned	67,000	Mfg
Linetec	Wausau, WI	Owned	430,000	Mfg/Admin
Tubelite	Reed City, MI	Owned	245,000	Mfg
Tubelite	Walker, MI	Leased	123,125	Mfg/Admin
Tubelite	Dallas, TX	Leased	47,500	Mfg
Alumicor	Ontario, Canada	Leased	180,329	Mfg/Warehouse/Admin
Alumicor	Ontario, Canada	Owned	55,000	Mfg

LSO Segment
Tru Vue	McCook, IL	Owned	300,000	Mfg/Admin
Tru Vue	Faribault, MN	Owned	274,600	Mfg/Admin

Other
Apogee Headquarters	Minneapolis, MN	Leased	16,873	Admin

(1)	As previously announced, this facility was closed in fiscal 2014 and is anticipated to remain closed for approximately two years.

(2)	This is an owned facility; however, the land is leased from the city.

In addition to the locations listed above, the Architectural Services segment business operates 11 leased locations, serving multiple markets.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Apogee common stock is traded on the NASDAQ Stock Market LLC (Nasdaq) under the ticker symbol APOG.

As of April 9, 2014, there were approximately 1,339 shareholders of record and 7,018 shareholders for whom securities firms acted as nominees.

The following chart shows the quarterly range and year-end closing prices for one share of the Company's common stock over the past five fiscal years.

	First		Second		Third		Fourth		Year-end
	Low	High	Low	High	Low	High	Low	High	Close
2014	$23.06	$30.26	$22.20	$29.41	$27.25	$36.09	$30.97	$37.73	$34.23
2013	12.17	16.44	14.14	17.20	15.80	23.31	22.20	26.62	26.21
2012	12.42	14.82	8.21	13.45	7.79	11.54	9.42	15.05	12.60
2011	12.57	16.89	9.05	13.89	8.76	12.05	10.79	14.72	13.92
2010	8.12	14.61	11.17	15.14	12.50	16.48	12.91	16.35	14.29

Dividends
The Board of Directors quarterly evaluates declaring dividends based on operating results, available funds and the Company's financial condition. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly and annual cumulative cash dividends per share for the past five fiscal years.

	First	Second	Third	Fourth	Total
2014	$0.0900	$0.0900	$0.0900	$0.1000	$0.3700
2013	0.0900	0.0900	0.0900	0.0900	0.3600
2012	0.0815	0.0815	0.0815	0.0815	0.3260
2011	0.0815	0.0815	0.0815	0.0815	0.3260
2010	0.0815	0.0815	0.0815	0.0815	0.3260

Purchases of Equity Securities by the Company
The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
December 1, 2013 through December 28, 2013	9,923	$36.40	—	970,877
December 29, 2013 through January 25, 2014	4,397	35.71	—	970,877
January 26, 2014 through March 1, 2014	433	34.23	—	970,877
Total	14,753	$35.78	—	970,877
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

Comparative Stock Performance
The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the Standard & Poor's Small Cap 600 Growth Index and the Russell 2000 Index. This graph assumes a $100 investment in each of Apogee, the Standard & Poor's Small Cap 600 Growth Index and the Russell 2000 Index at the close of trading on February 28, 2009, and also assumes the reinvestment of all dividends.

	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014
Apogee	$100.00	$154.82	$150.81	$136.51	$283.97	$370.86
S&P Small Cap 600 Growth Index	100.00	161.14	215.73	226.20	258.30	338.92
Russell 2000 Index	100.00	161.58	211.29	206.27	235.14	304.11

For the fiscal year ended March 1, 2014, our primary business activities included architectural glass (approximately 35 percent of net sales), architectural services (approximately 26 percent of net sales), architectural framing systems (approximately 28 percent of net sales) and large-scale optical technologies (approximately 11 percent of net sales). We are not aware of any competitors, public or private, that are similar to us in size and scope of business activities. Most of our direct competitors are either privately owned or divisions of larger, publicly owned companies.

ITEM 6. SELECTED FINANCIAL DATA

The following information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.

(In thousands, except per share data and percentages)	2014(1)	2013	2012(2)	2011(3)	2010	2009
Results from Operations Data
Net sales	$771,445	$700,224	$662,463	$582,777	$696,703	$925,502
Gross profit	165,252	145,733	117,120	83,120	162,095	200,748
Operating income (loss)	40,285	27,419	3,816	(20,972)	45,430	77,655
Net earnings (loss)	27,986	19,111	4,645	(10,332)	31,742	51,035
Earnings (loss) per share - basic	0.98	0.68	0.17	(0.37)	1.16	1.84
Earnings (loss) per share - diluted	0.95	0.67	0.17	(0.37)	1.15	1.81

Balance Sheet Data
Current assets	$242,792	$251,841	$229,439	$213,923	$246,586	$228,688
Total assets	565,357	520,141	493,104	511,098	526,854	527,684
Current liabilities	136,834	122,167	105,771	113,946	128,887	157,292
Long-term debt	20,659	20,756	20,916	21,442	8,400	8,400
Shareholders' equity	352,630	333,318	321,198	327,677	343,590	316,624

Cash Flow Data
Depreciation and amortization	$26,550	$26,529	$27,246	$28,218	$29,601	$29,307
Net cash provided by (used in) operating activities	52,921	40,716	27,981	(7,985)	97,234	116,298
Net cash used in investing activities	(43,974)	(57,132)	(18,498)	(14,391)	(53,245)	(40,239)
Net cash (used in) provided by financing activities	(17,576)	232	(13,116)	209	(9,832)	(74,758)
Capital expenditures	41,852	34,664	9,650	9,126	9,765	55,184
Dividends(4)	10,764	10,316	9,153	9,161	9,112	8,800

Other Data
Gross margin - % of sales	21.4%	20.8%	17.7%	14.3%	23.3%	21.7%
Operating margin - % of sales	5.2%	3.9%	0.6%	(3.6)%	6.5%	8.4%
Effective tax rate - %	29.6%	29.0%	(29.2)%	39.3%	31.7%	35.0%
Non-cash working capital	$77,338	$54,153	$44,374	$39,426	$15,064	$44,336
Debt as a % of total capital	5.5%	5.9%	6.1%	6.4%	2.4%	2.6%
Return on:
Average shareholders' equity - %	8.2%	5.8%	1.4%	(3.1)%	9.6%	17.0%
Average invested capital(5)- %	6.1%	4.3%	0.6%	(3.4)%	7.5%	12.6%
Dividend yield at year-end - %	1.1%	1.4%	2.6%	2.3%	2.3%	3.3%
Book value per share	12.18	11.69	11.45	11.66	12.29	11.4
Price/earnings ratio at year-end	36:1	39:1	76:1	NM	12:1	5:1
Average monthly trading volume	5,098	3,381	2,830	4,790	5,900	8,400

(1)	Includes the acquisition of Alumicor in November 2013.

(2)	Fiscal 2012 included 53 weeks compared to 52 weeks in each of the other periods presented.

(3)	Includes the acquisition of Glassec in November 2010.

(4)	See Item 5 for dividend per share data.

(5)	[(Operating income + equity in earnings of affiliated companies) x (.65)]/average invested capital
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

The following highlights the results for fiscal 2014:

•
Consolidated revenues increased 10 percent over fiscal 2013, or 8 percent excluding the impact of Alumicor, and operating income was up 47 percent over last year. All four segments grew at the top and bottom lines.

•	Architectural Glass segment revenues improved by 10 percentage points over fiscal 2013 and operating results improved $8.3 million.

•	The Architectural Services segment revenues increased 9 percent over fiscal 2013 and operating income improved by $5.5 million.

•
The Architectural Framing Systems segment saw a 13 percent improvement in net sales compared to fiscal 2013, or 5 percent organic growth when adjusting out the impact of Alumicor, and operating results were up 2 percent.

•	The LSO segment saw revenues and operating income grow slightly over fiscal 2013 levels.

•	Consolidated backlog was $329.6 million at March 1, 2014, up 11 percent over fiscal 2013 levels.

•
We acquired Alumicor Limited (Alumicor) for $52.9 million on November 5, 2013. Alumicor's results of operations have been included in the consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition. Alumicor contributed $15.9 million of sales to our Architectural Framing Systems segment for the period subsequent to acquisition.

Strategy

Architectural Glass, Architectural Services and Architectural Framing Systems Segments
All of these segments serve the commercial construction market, which is highly cyclical. They participate in various phases of the value chain to design, engineer, manufacture and install customized aluminum and glass window, curtainwall, and storefront and entrance systems for commercial buildings - each with nationally recognized brands and leading positions in their target market segments.

The window, curtainwall and storefront systems manufactured by our Architectural Framing Systems segment, as well as the glass products fabricated by our Architectural Glass segment, are sold to installers who enclose commercial buildings, such as offices, hospitals, educational facilities, government facilities, high-end multi-family buildings and retail centers. We believe general contractors and architects value our ability to reliably deliver quality, customized window and curtainwall solutions. Their customers - building owners and developers - value the distinctive look, energy efficiency, and hurricane and blast protection features of our window and curtainwall systems. These attributes can contribute to higher lease rates, lower operating costs due to the energy efficiency of our value-added glass, a more comfortable environment for building occupants, and protection for buildings and occupants from hurricanes and blasts.

Our Architectural Services segment provides services to fabricate and install glass window and curtainwall systems on newly constructed commercial buildings as well as providing large-scale retrofit services for the window and curtainwall systems on existing commercial buildings. We collaborate closely with our customers, the general contractors, to complete installation projects on time and on budget in order to minimize costly job-site labor overruns.

We look at several market indicators, such as office space vacancy rates, architectural billing statistics, employment and other macroeconomic indicators, to gain insight into the commercial construction market. One of our primary indicators is U.S. non-residential construction market activity as documented by McGraw-Hill Construction (McGraw-Hill), a leading independent provider of construction industry analysis, forecasts and trends. We utilize the information for the building types that we typically serve (office towers, hotels, retail centers, education facilities and dormitories, health care facilities, government buildings and high-end multi-family buildings) and adjust this information (which is based on construction starts) to align with our fiscal year and the lag that is required to account for when our products and services typically are initiated in a construction project - approximately eight months after project start. From the McGraw-Hill data, we believe that our U.S. markets had a compound annual growth rate of 4 percent over our past three fiscal years, while our combined architectural segments' domestic compound annual growth rate was 11 percent over that same period.

Our overall strategy in these segments is to deliver organic growth faster than our commercial construction markets. This organic growth is accomplished through geographic expansion and entry into adjacent markets, while remaining focused on distinctive solutions for enclosing commercial buildings. We draw upon our leading brands, energy-efficient products and reputation for high quality and service in pursuit of our strategies. We also aspire to lead our markets in the development of practical, energy-efficient products for new construction and renovation. We have introduced products and services designed to meet the growing demand for energy-efficient building materials. These products have included new energy-efficient glass coatings, thermally enhanced aluminum framing systems, and systems with a high percentage of recycled content.

While each of our operating segments has the ability to grow through geographic expansion and product line extension, we regularly evaluate business development opportunities in complementary markets. This strategy can take the form of acquisition or strategic alliances. Through our acquisitions completed in fiscal 2014, we have entered the Canadian market for storefront and entrance systems and expanded our product offerings for the historically accurate window renovation market.

In recent years, we have increased our focus on the window and curtainwall retrofit and renovation market. We have seen increased interest from all sectors of the non-residential and high-end multi-family building markets in upgrading the façades and improving the energy efficiency of their buildings. We consider this to be a significant opportunity for Apogee in the coming years.

Additionally, we are constantly working to improve the efficiency and productivity of our manufacturing and installation operations. During fiscal 2014, we completed the initial roll-out of lean manufacturing principles to all of our operating units and expect to continue to see gross margin expansion due to improved manufacturing productivity.

Lastly, we consistently evaluate capital investments to improve productivity and product development capabilities, as well as to provide appropriate manufacturing capacity to support growth.

LSO segment
Our basic strategy in this segment is to convert the custom picture framing market from clear uncoated glass and acrylic products to value-added products that protect art from UV damage while minimizing reflection from the glass, so that viewers see the art rather than the glass. We estimate that over 60 percent of the U.S. picture framing market has converted to value-added glass. Although we are finding it more difficult to convert the remaining U.S. market, we continue to see conversion in the market. We offer a variety of products with varying levels of reflection control and promote the benefits to consumers with point-of-purchase displays and other promotional materials.

We also participate in the global fine art market, which includes demand from museums and private art collections. This market appreciates the conservation and anti-reflective properties of our products, primarily our acrylic products. Acrylic is a preferred material in the fine art market because the product is light weight, which allows its use with art that is much larger and for which weight is an important consideration. We will continue to expand our presence in this market through international expansion and product line extensions.

Additionally, we have continued to execute our strategy of expanding into custom picture framing markets outside the U.S. Over the past three years, we have focused on the European markets. In fiscal 2012, we opened up a warehouse in the Netherlands and began selling our custom picture framing glass and acrylic in Europe where, historically, we have had very little presence. We developed new products and marketing materials for this market and have distributors in over10 countries. We believe our products and distribution will enable us to grow at a faster pace internationally than in the United States.

Results of Operations
Net Sales

(Dollars in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net sales	$771,445	$700,224	$662,463	10.2%	5.7%

Fiscal 2014 Compared to Fiscal 2013
Sales grew 10.2 percent in fiscal 2014 to $771.4 million compared to $700.2 million in fiscal 2013. The inclusion of Alumicor sales since the date of acquisition accounted for 2 percentage points of this increase. Improved product mix and pricing in the Architectural Glass segment drove approximately 4 percentage points of the increase. Volume growth in the Architectural Services segment favorably impacted the year by about 2 percentage points and the remainder of the increase resulted from improved volume in our Architectural Framing segment's U.S. storefront and finishing businesses.

Fiscal 2013 Compared to Fiscal 2012
Sales increased 5.7 percent during fiscal 2013 largely due to share gains through domestic geographic expansion and increased penetration in target markets in the Architectural Services and Architectural Framing Systems segments, representing approximately 4 percentage points of the increase. Improved pricing in the Architectural Glass segment also had a favorable impact on fiscal 2013 revenues, representing another approximately 4 percentage points of the increase over fiscal 2012. Fiscal 2013 included 52 weeks compared to 53-weeks in fiscal 2012, which had a negative impact of approximately 2 percentage points on fiscal 2013 sales.

Performance
The relationship between various components of operations, as a percentage of net sales, is illustrated below for the past three fiscal years.

(Percentage of net sales)	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.6	79.2	82.3
Gross profit	21.4	20.8	17.7
Selling, general and administrative expenses	16.2	16.9	17.1
Operating income	5.2	3.9	0.6
Interest income	0.1	0.1	0.1
Interest expense	0.1	0.2	0.2
Other (expense) income, net	—	—	—
Earnings before income taxes	5.2	3.8	0.5
Income tax expense (benefit)	1.6	1.1	(0.2)
Net earnings	3.6%	2.7%	0.7%
Effective income tax rate	29.6%	29.0%	(29.2)%

Fiscal 2014 Compared to Fiscal 2013
Gross profit improved as a percent of sales to 21.4 percent in fiscal 2014 from 20.8 percent in fiscal 2013. The improvement in gross margins was due to the margin impact of improved mix and pricing in the Architectural Glass segment, improved project margins in the Architectural Services segment and overall productivity improvements. These favorable items were partially offset by lower capacity utilization in the Architectural Framing System's window business related to an anticipated gap in the schedule for more complex projects.

Selling, general and administrative (SG&A) spending increased by $6.7 million in fiscal 2014 over fiscal 2013, while SG&A as a percent of sales decreased to 16.2 percent in fiscal 2014 from 16.9 percent in fiscal 2013. The increase in spending was primarily due to increased salaries and related benefits to support sales growth and geographic expansion, as well as other costs related to geographic expansion and acquisitions.

Fiscal 2013 Compared to Fiscal 2012
Gross profit was up 3.1 percentage points in fiscal 2013 as compared to fiscal 2012 due to improved pricing in the Architectural Glass segment, productivity improvements across all segments, and the margin impact from the revenue growth in the Architectural Services and Architectural Framing Systems segments. In addition, fiscal 2013 benefited from completing higher margin work and positive project execution in the Architectural Services segment.

Selling, general and administrative expenses decreased as a percent of sales to 16.9 percent in fiscal 2013 from 17.1 percent in fiscal 2012, while spending was up $5.0 million. The increase in spending was primarily due to increased expense for incentive compensation programs, as Company operating performance improved. This was partially offset by a decrease in costs related to the Chief Executive Officer transition that were included in fiscal 2012 SG&A expenses.

Fiscal 2013 income tax expense returned to normal levels as compared to fiscal 2012, which included tax benefits from credits and deductions on a low base of earnings and the impact of statute of limitation expirations for prior fiscal years.

Segment Analysis
Architectural Glass

(In thousands)	2014	2013	2012
Net sales	$293,810	$266,456	$278,087
Operating income (loss)	3,861	(4,391)	(19,595)
Operating income (loss) as a percent of sales	1.3%	(1.6)%	(7.0)%

Fiscal 2014 Compared to Fiscal 2013. Fiscal 2014 net sales increased $27.4 million to $293.8 million, or 10.3 percent over fiscal 2013. Improved mix and pricing in our U.S. and Brazilian businesses accounted for approximately 8 percentage points of the increase. The remainder was due to volume growth in both our U.S. and Brazilian businesses, partially offset by a decline in our export volume.

Operating income of $3.9 million in fiscal 2014 was an $8.3 million improvement over the fiscal 2013 loss of $4.4 million. Operating margins improved to 1.3 percent in fiscal 2014 compared to negative 1.6 percent in fiscal 2013. The improvement in operating results was largely due to the impact of a better mix of higher value-added projects and improved pricing. The impact of volume growth and productivity improvements also contributed to the year-on-year increase in operating results.

Fiscal 2013 Compared to Fiscal 2012. Fiscal 2013 net sales decreased $11.6 million or 4.2 percent from fiscal 2012. Revenues were down 13 percentage points attributable to volume decreases, partially offset by a 9 percentage point increase in net sales from improved pricing. The volume declines were largely due to a planned decline in export sales as we focused on more profitable domestic projects, as well as the impact of exchange rates on our Brazilian business.

For fiscal 2013, the segment incurred an operating loss of $4.4 million, with an operating margin of negative 1.6 percent, compared to an operating loss of $19.6 million and a negative operating margin of 7.0 percent in fiscal 2012. The fiscal 2013 improvement was primarily due to improved pricing, a better mix of business, and improved operating performance and management of fixed costs.

Architectural Services

(In thousands)	2014	2013	2012
Net sales	$203,351	$186,570	$149,779
Operating income (loss)	4,479	(1,008)	(2,879)
Operating income (loss) as a percent of sales	2.2%	(0.5)%	(1.9)%

Fiscal 2014 Compared to Fiscal 2013. Fiscal 2014 net sales increased $16.8 million over fiscal 2013, a 9.0 percent increase. Volume growth in existing and expanded geographies was the driver of this growth. Fiscal 2014 operating income increased $5.5 million to $4.5 million compared to a loss of $1.0 million in fiscal 2013. Operating margin of 2.2 percent in fiscal 2014 was an improvement of 2.7 percentage points over fiscal 2013. The improved operating results were a result of better project margins, as we have worked through lower margin projects that were bid in the bottom of the market cycle, as well as strong execution on projects flowing through revenue.

Fiscal 2013 Compared to Fiscal 2012. Fiscal 2013 net sales increased $36.8 million, or 24.6 percent, over fiscal 2012. Revenue growth due to expansion of our domestic footprint accounted for the majority of the increase, or approximately 15 percentage points. The remaining 9 percentage points of the increase were due to increased volume serviced from our remaining domestic regions.

For fiscal 2013, the segment incurred an operating loss of $1.0 million, with an operating margin of negative 0.5 percent, compared to an operating loss of $2.9 million and a negative operating margin of 1.9 percent in fiscal 2012. The fiscal 2013 improvement was primarily due to the leverage on the net sales growth discussed above and positive project execution. These items were partially offset by costs incurred in fiscal 2013 to start domestic geographic expansion. In fiscal 2013, the segment was still working off projects that were bid at lower margins, but began to see higher-margin projects positively impact its results.

Architectural Framing Systems

(In thousands)	2014	2013	2012
Net sales	$216,059	$191,137	$174,930
Operating income	14,930	14,584	10,402
Operating income as a percent of sales	6.9%	7.6%	5.9%

Fiscal 2014 Compared to Fiscal 2013. Fiscal 2014 net sales increased $24.9 million, or 13.0 percent, over fiscal 2013.The addition of Alumicor accounted for approximately 8 percentage points of the increase for the year. The remainder of the increase was due to improved volumes in the U.S. storefront and finishing businesses, partially offset by volume declines caused by an anticipated gap in the schedule for the window business.

Fiscal 2014 operating income of $14.9 million was up slightly over the $14.6 million reported in fiscal 2013, while operating margins decreased to 6.9 percent in fiscal 2014 from 7.6 percent in fiscal 2013. The favorable impact of increased volumes in the U.S. storefront and finishing businesses was partially offset by lower sales in the window business related to the anticipated gap in the schedule for more complex projects, resulting in lower capacity utilization. Additionally, the Canadian storefront business that was acquired late in the year delivered an operating loss due to acquisition costs.

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

Large-Scale Optical Technologies (LSO)

(In thousands)	2014	2013	2012
Net sales	$81,127	$79,947	$78,532
Operating income	21,252	20,993	19,605
Operating income as a percent of sales	26.2%	26.3%	25.0%

Fiscal 2014 Compared to Fiscal 2013. LSO revenues in fiscal 2014 increased slightly over fiscal 2013 to $81.1 million from $79.9 million. The improvement compared to fiscal 2013 was due to a positive mix of higher value-added products. Operating income of $21.3 million was relatively flat to fiscal 2013 levels and operating margins were consistent. The impact of the strong mix of higher value-added products was largely offset by increased promotional activities and investments for growth in new geographies and markets.

Fiscal 2013 Compared to Fiscal 2012. LSO revenues were relatively flat to fiscal 2012, increasing 1.8 percent in fiscal 2013. Operating income as a percent of sales increased to 26.3 percent in fiscal 2013 from 25.0 percent in fiscal 2012, with an increase of $1.4 million in operating income. A strong mix of value-added picture framing product sales in fiscal 2013 was somewhat offset by lower volume partially due to one less week in fiscal 2013. The segment also experienced strong operating performance in fiscal 2013, which contributed to the improved margins in the year.

Consolidated Backlog
Backlog represents the dollar amount of revenues we expect to recognize in the future from firm contracts or orders received, as well as those that are in progress. Backlog is not a term defined under generally accepted accounting principles and is not a measure of contract profitability. We include a project within our backlog at the time a signed contract or a firm purchase order is received, generally as a result of a competitive bidding process. Backlog by reporting segment at March 1, 2014 and March 2, 2013 was as follows:

	March 1, 2014	March 2, 2013
Architectural Glass	$73,206	$68,618
Architectural Services	187,471	191,386
Architectural Framing Systems	72,634	39,758
Large-Scale Optical	870	1,272
Intersegment eliminations	(4,546)	(2,742)
Total Backlog	$329,635	$298,292

We expect approximately $314.5 million, or 95 percent, of our March 1, 2014 backlog to be recognized in fiscal 2015, with the balance to be recognized in fiscal 2016 and beyond. We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of our ultimate profitability, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Acquisitions
On November 5, 2013, the Company acquired all of the shares of Alumicor Limited, a privately held business, for $52.9 million, including cash acquired of $1.6 million. Alumicor is a window, storefront, entrance and curtainwall company primarily serving the Canadian commercial construction market. Alumicor's results of operations have been included in the consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition, including $15.9 million of sales and an operating loss after incurring approximately $0.5 million of acquisition-related expenses, which are included in selling, general and administrative expenses in the Company's consolidated results of operations.

The assets and liabilities of Alumicor were recorded in the consolidated balance sheet within the Architectural Framing Systems segment as of the acquisition date, at their respective fair values. The purchase price allocation was based on the fair value of assets acquired and liabilities assumed and included total assets of $61.8 million, including goodwill and intangibles of $34.9 million, and total liabilities of $10.5 million.

In the second quarter, we acquired certain assets and liabilities of a window fabrication business as part of our strategy to grow through new products and new geographies. The acquisition is included in the results of our window business reported in the Architectural Framing Systems segment and adds to our historic window renovation product line and extends our presence in the Western United States. Results from the acquisition were immaterial to fiscal 2014 results.

Liquidity and Capital Resources

(Cash effect, in thousands)	2014	2013	2012
Operating Activities
Net cash provided by operating activities	$52,921	$40,523	$24,554
Investing Activities
Capital expenditures	(41,852)	(34,664)	(9,650)
Proceeds from sales of property, plant and equipment	806	1,078	10,320
Acquisition of businesses and intangibles, net of cash acquired	(53,301)	(15)	(68)
Change in restricted investments, net	23,915	(4,528)	12,726
Net sales (purchases) of marketable securities	26,458	(17,552)	6,605
Financing Activities
Proceeds from issuance of debt	—	10,000	121
Payments on debt	(10,082)	(164)	(1,437)
Repurchase and retirement of common stock	—	—	(2,392)
Dividends paid	(10,764)	(10,316)	(9,153)

Operating activities. Cash provided by operating activities was $52.9 million in fiscal 2014, $40.5 million in fiscal 2013 and $24.6 million in fiscal 2012. Fiscal 2014 and 2013 operating cash flows were each positively impacted by the increased income reported for those fiscal years as compared to the respective prior-year periods. Additionally, fiscal 2014 benefited from improved working capital management as compared to fiscal 2013.

Non-cash working capital (current assets, excluding cash and short-term available for sale securities and short-term restricted investments, less current liabilities, excluding current portion of long-term debt) was $77.3 million at March 1, 2014, or 10.0 percent of fiscal 2014 net sales, a metric for measuring working capital efficiency. This compares to $54.1 million at March 2, 2013, or 7.7 percent of fiscal 2013 net sales, and $44.4 million at March 3, 2012, or 6.7 percent of fiscal 2012 net sales. The change in fiscal 2014 comes from including partial year results of Alumicor, growth in the base business and extending our geographic footprint in certain businesses. We believe that we have continued to manage working capital effectively while growing the business.

Investing Activities. Investing activities used cash of $44.0 million in fiscal 2014 and $57.1 million in fiscal 2013, while cash provided was $18.5 million in fiscal 2012. In fiscal 2014, we made capital investments of $41.9 million as we made investments for growth, productivity and product development capabilities, including a new state-of-the-art coater in our Architectural Glass segment. We reduced our restricted investments by $23.9 million, as we released $10.0 million of cash held in escrow for the recovery zone facility bonds that was used to redeem the bonds and also released $12.0 million of cash collateral to unrestricted cash related to the letter of credit supporting these bonds. We decreased our investments in marketable securities by $26.5 million in fiscal 2014 to fund the acquisition of Alumicor.

In the current year, we completed two acquisitions as part of our strategy to grow through new products and new geographies. In the second quarter, we acquired certain assets and liabilities of a window fabrication business, which is included in the results of our window business within the Architectural Framing Systems segment. During the third quarter, we acquired the outstanding shares of Alumicor Limited; the results of operations have been included in the consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition.

In fiscal 2013, we made capital investments of $34.7 million for growth and productivity improvements, as well as equipment to support new product introductions, and maintenance capital. The net position of our investments for fiscal 2013 resulted in $17.6 million in net purchases as a result of generating excess cash through operating activities noted above. Net purchases of $4.5 million for restricted investments during fiscal 2013 were the result of $10.0 million of industrial development bonds (reflected in financing activities) that were made available for current and future investment in our storefront and entrance business in Michigan.

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

We expect fiscal 2015 capital expenditures to be approximately $40 million for investments for growth, productivity and product development capabilities, as well as maintenance capital.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity, and/or further invest in, fully divest and/or sell parts of our current businesses. In the first quarter of fiscal 2014, we completed the temporary shutdown of our Architectural Glass segment business in Utah to align overall capacity with the demand we are expecting over the next two years.

At March 1, 2014, we had one sale and leaseback agreement for equipment that provides an option to purchase the equipment at projected future fair market value upon expiration of the lease in 2018. The lease is classified as an operating lease. We had a deferred gain of $3.6 million under the sale and leaseback transaction, which is included in the balance sheet as other current and non-current liabilities. The average annual lease payment over the life of the remaining lease is $1.6 million.

Financing Activities. Total outstanding borrowings at March 1, 2014 were $20.7 million, compared to $30.8 million as of March 2, 2013 and $21.0 million at March 3, 2012. During the first quarter of fiscal 2014, $10.0 million of recovery zone facility bonds that had previously been issued for future investment in the Company's Architectural Glass fabrication facility in Utah were redeemed at par. Our debt consists of $20.4 million of industrial revenue bonds and $0.3 million of other debt. The industrial revenue bonds mature in fiscal years 2021 through 2043 and the other debt matures in fiscal years 2015 through 2021. There were small amounts of current debt at March 1, 2014 and March 3, 2012. At March 2, 2013, $10.0 million of the recovery zone facility bonds were classified as current as we repaid these bonds related to our Utah facility in early fiscal 2014. Our debt-to-total-capital ratio was 5.5 percent at March 1, 2014 and 8.5 percent at March 2, 2013.

During the third quarter of fiscal 2014, the Company entered into an amendment to its existing $100.0 million revolving credit facility. The expiration date was extended by one year to November 2018 and the letter of credit facility was reduced by $10.0 million to $50.0 million, the outstanding amounts of which decrease the available commitment. No other provisions of the original agreement were materially amended by the amended credit agreement. No borrowings were outstanding under the facility as of March 1, 2014 or March 2, 2013. Letters of credit issued under the facility decrease the amount of available commitment; $76.5 million was available under the facility at March 1, 2014 and $76.6 million was available at March 2, 2013.

The credit facility requires that we maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at March 1, 2014 was $287.5 million, whereas our net worth as defined in the credit facility was $352.6 million. The credit facility also requires that we maintain an adjusted debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, we reduce non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. Our ratio was 0.25 at March 1, 2014. If we are not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At March 1, 2014, we were in compliance with the financial covenants of the credit facility.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. There were no share repurchases during either fiscal 2014 or 2013. We have purchased a total of 2,279,123 shares, at a total cost of $29.7 million, since the inception of this program. We have remaining authority to repurchase 970,877 shares under this program, which has no expiration date.

In addition to the shares repurchased under the repurchase plan, during fiscal 2014 and 2013 we also acquired $3.6 million and $1.5 million, respectively, of Company stock from employees in order to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation, pursuant to terms of Board and shareholder-approved compensation plans.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of March 1, 2014:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$20,400	$20,400
Other debt obligations	49	49	49	49	49	63	308
Operating leases (undiscounted)	8,953	8,543	6,765	5,299	6,729	2,823	39,112
Purchase obligations	93,189	3,017	—	—	—	—	96,206
Total cash obligations	$102,191	$11,609	$6,814	$5,348	$6,778	$23,286	$156,026

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

We have purchase obligations for raw material commitments and capital expenditures. As of March 1, 2014, these obligations totaled $96.2 million.

We have a foreign exchange forward contract with a U.S. dollar notional value of $3.0 million with the objective of reducing the exposure to fluctuations in the Euro related to a planned capital equipment purchase. The fair value of this contract was immaterial at March 1, 2014. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and any gain or loss is included in the value of the capital asset and will be recognized in earnings over the life of the asset.

We expect to make contributions of $0.8 million to our defined-benefit pension plans in fiscal 2015, which will equal or exceed our minimum funding requirements.

As of March 1, 2014, we had $5.2 million and $1.5 million of unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $0.4 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At March 1, 2014, we had ongoing letters of credit related to construction contracts and certain industrial revenue bonds. The Company’s $20.4 million of industrial revenue bonds are supported by $21.0 million of letters of credit that reduce availability of funds under our $100.0 million credit facility. The letters of credit by expiration period were as follows at March 1, 2014:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Standby letters of credit	$8,653	$12,329	$—	$—	$—	$2,500	$23,482

In addition to the above standby letters of credit, which were predominantly issued for our industrial revenue bonds, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At March 1, 2014, $98.4 million of our backlog was bonded by performance bonds with a face value of $275.7 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

We believe that current cash on hand and available capacity under our committed revolving credit facility, as well as the expected cash to be generated from future operating activities, will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments over the next 12 months. We have total cash and short-term available for sale securities of

$28.7 million, and $76.5 million available under our credit facility at March 1, 2014. We believe that this will provide us with the financial strength to continue our growth strategy as our end markets continue to improve.

Off-balance sheet arrangements. With the exception of operating leases, we had no off-balance sheet financing arrangements at March 1, 2014 or March 2, 2013.

Outlook
The following statements are based on our current expectations for fiscal 2015 results. These statements are forward-looking, and actual results may differ materially.

•	Revenue growth of 15 to 20 percent over fiscal 2014.

•	We anticipate earnings per share of $1.35 to $1.50.

•	Capital expenditures are projected to be approximately $40 million.

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

Revenue recognition - Our standard product sales terms are “free on board” (FOB) shipping point or FOB destination, and revenue is recognized when title has transferred. However, our Architectural Services segment business enters into fixed-price contracts for full-service commercial building glass installation and renovation services, which are accounted for as construction-type contracts. These contracts are typically performed over a 12- to 18-month timeframe, and we record revenue for these contracts on a percentage-of-completion basis as we are able to reasonably estimate total contract revenue and total contract costs. The contracts entered into clearly specify the enforceable rights of the parties, the consideration and the terms of settlement, and both parties can be expected to satisfy all obligations under the contract. During fiscal 2014, approximately 26 percent of our consolidated sales were recorded on a percentage-of-completion basis. Under this methodology, we compare the total costs incurred to date to the total estimated costs for the contract, and record that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. Given our ability to make reasonable estimates of our total contract revenues and total contract costs, we believe utilizing the cost-to-cost method for revenue recognition provides the greatest degree of precision in measuring progress toward completion of the installation contracts. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in contract revenue only when customers have approved them. A significant number of estimates are used in these computations.

Goodwill impairment - To determine if there has been any impairment in accordance with accounting standards, we evaluate the goodwill on our balance sheet annually or more frequently if impairment indicators exist through a two-step process. In step one, we value each of our reporting units and compare these values to the reporting units' net book value, including goodwill. If the fair value is less than the net book value, we perform step two, which determines the amount of goodwill to impair. Each of our seven business units represents a reporting unit under applicable accounting standards. We were not required to perform step two for fiscal 2014; the estimated fair value of each of the reporting units significantly exceeded their book value utilizing the discounted cash flow methodology at March 1, 2014.

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

As part of our ongoing financial reporting process, a collaborative effort is undertaken involving our management with responsibility for financial reporting, product and project management, quality, legal and tax, and outside advisors such as consultants, engineers, lawyers and actuaries. The results of this effort provide management with the necessary information on which to base its judgments on these future events and develop the estimates used to prepare the financial statements. We believe that the amounts recorded in the accompanying financial statements related to these events are based on the best estimates and judgments of Apogee management. However, outcomes could differ from our estimates and could materially adversely affect our future operating results, financial position and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio consists of municipal bonds. At March 1, 2014, we had total investments of $11.5 million, which are considered available-for-sale securities. Although these investments are subject to the credit risk of the issuer and/or letter of credit issuer, we manage our investment portfolio to limit our exposure to any one issuer.

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

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. This change in interest rates affecting our financial instruments at March 1, 2014 would result in an approximately $0.1 million impact to net earnings. The Company's investments exceeded its debt at March 1, 2014, so as interest rates increase, net earnings increase; as interest rates decrease, net earnings decrease.

In addition to the market risk related to interest rate changes, the commercial construction markets in which our businesses operate are highly affected by changes in interest rates and, therefore, significant interest rate fluctuations could materially impact our operating results.

Due to our Canadian storefront and Brazilian glass businesses, we conduct business in locations outside of the United States, and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We generally do not use derivative financial instruments to manage these risks. The functional currencies of our foreign operations is the local currency in the country of domicile. We manage these operating activities at the local level and revenues, costs, assets and liabilities are generally denominated in local currencies, thereby mitigating the risk associated with changes in foreign exchange. However, our results of operations and assets and liabilities are reported in U.S. dollars, and thus will fluctuate with changes in exchange rates between Canadian dollar, Brazilian real and the U.S. dollar.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of March 1, 2014, using criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management believes that, as of March 1, 2014, the Company's internal control over financial reporting was effective based on those criteria.

Management has excluded from its assessment the internal control over financial reporting at Alumicor, which was acquired on November 5, 2013, and whose financial statements constitute 10 percent of total assets, two percent of revenues and a negative one percent of operating income on the consolidated financial statement amounts as of and for the year ended March 1, 2014.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on the effectiveness of the Company's internal control over financial reporting as of March 1, 2014. That report is set forth immediately following the report of Deloitte & Touche LLP on the consolidated financial statements included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.
Minneapolis, MN

We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of March 1, 2014 and March 2, 2013, and the related consolidated results of operations, statements of comprehensive earnings, statements of cash flow, and statements of shareholders’ equity for each of the three years in the period ended March 1, 2014. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries at March 1, 2014 and March 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 1, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 30, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
April 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.
Minneapolis, MN

We have audited the internal control over financial reporting of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of March 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Alumicor Limited (Alumicor), which was acquired on November 5, 2013 and whose financial statements constitute 10% of total assets, 2% of revenues, and (1%) of net income of the consolidated financial statement amounts as of and for the year ended March 1, 2014. Accordingly, our audit did not include the internal control over financial reporting at Alumicor. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Table of Contents at Item 15 as of and for the year ended March 1, 2014, of the Company and our report dated April 30, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
April 30, 2014

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 1, 2014	March 2, 2013
Assets
Current assets
Cash and cash equivalents	$28,465	$37,767
Short-term available for sale securities	204	26,007
Restricted short-term investments	—	21,804
Receivables, net of allowance for doubtful accounts	154,914	121,170
Inventories	47,982	36,052
Refundable income taxes	973	1,371
Deferred tax assets	3,529	2,218
Other current assets	6,725	5,452
Total current assets	242,792	251,841
Property, plant and equipment, net	193,946	168,948
Available for sale securities	11,273	12,807
Restricted investments	2,540	4,639
Goodwill	78,021	61,342
Intangible assets	27,198	13,675
Other non-current assets	9,587	6,889
Total assets	$565,357	$520,141
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$47,241	$34,235
Accrued payroll and related benefits	25,216	26,732
Accrued self-insurance reserves	6,683	6,145
Other current liabilities	35,088	23,643
Billings in excess of costs and earnings on uncompleted contracts	22,557	21,355
Current portion long-term debt	49	10,057
Total current liabilities	136,834	122,167
Long-term debt	20,659	20,756
Unrecognized tax benefits	5,234	6,765
Long-term self-insurance reserves	7,977	8,030
Deferred tax liabilities	7,403	3,480
Other non-current liabilities	34,620	25,625
Commitments and contingent liabilities (Note 16)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,958,119 and 28,513,536, respectively	9,653	9,505
Additional paid-in capital	130,570	119,759
Retained earnings	225,367	211,135
Common stock held in trust	(791)	(761)
Deferred compensation obligations	791	761
Accumulated other comprehensive loss	(12,960)	(7,081)
Total shareholders’ equity	352,630	333,318
Total liabilities and shareholders’ equity	$565,357	$520,141

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

	Year-Ended
	March 1, 2014	March 2, 2013	March 3, 2012
(In thousands, except per share data)	(52 weeks)	(52 weeks)	(53 weeks)
Net sales	$771,445	$700,224	$662,463
Cost of sales	606,193	554,491	545,343
Gross profit	165,252	145,733	117,120
Selling, general and administrative expenses	124,967	118,314	113,304
Operating income	40,285	27,419	3,816
Interest income	827	758	1,066
Interest expense	1,259	1,494	1,427
Other (expense) income, net	(87)	224	141
Earnings before income taxes	39,766	26,907	3,596
Income tax expense (benefit)	11,780	7,796	(1,049)
Net earnings	$27,986	$19,111	$4,645
Earnings per share – basic	$0.98	$0.68	$0.17
Earnings per share – diluted	$0.95	$0.67	$0.17
Weighted average basic shares outstanding	28,483	27,954	27,741
Weighted average diluted shares outstanding	29,374	28,641	28,048

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year-Ended
	March 1, 2014	March 2, 2013	March 3, 2012
(In thousands)	(52 weeks)	(52 weeks)	(53 weeks)
Net earnings	$27,986	$19,111	$4,645
Other comprehensive earnings:
Unrealized loss on marketable securities, net of $46, $15 and $8 tax benefit, respectively	(83)	(28)	(15)
Unrealized gain (loss) on foreign currency hedge, net of $183 and $(147) tax expense (benefit), respectively	320	(258)	—
Unrealized gain (loss) on pension obligation, net of $10, $(95) and $(759) tax expense (benefit), respectively	19	(168)	(1,331)
Foreign currency translation adjustments	(6,135)	(1,867)	(2,529)
Other comprehensive loss	(5,879)	(2,321)	(3,875)
Total comprehensive earnings	$22,107	$16,790	$770

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 1, 2014	March 2, 2013	March 3, 2012
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Operating Activities
Net earnings	$27,986	$19,111	$4,645
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,550	26,529	27,246
Stock-based compensation	4,661	4,395	4,412
Deferred income taxes	(5,280)	3,557	(1,115)
Excess tax benefits from stock-based compensation	(2,725)	(483)	(92)
Gain on disposal of assets	(1,629)	(1,954)	(916)
Proceeds from new markets tax credit transaction, net of deferred costs	7,471	—	—
Other, net	51	1,156	516
Changes in operating assets and liabilities:
Receivables	(19,229)	(13,364)	(7,931)
Inventories	(6,130)	(2,209)	(1,635)
Accounts payable and accrued expenses	18,282	11,158	(7,280)
Billings in excess of costs and earnings on uncompleted contracts	1,202	(1,195)	(856)
Refundable and accrued income taxes	3,449	(4,086)	7,887
Other, net	(1,738)	(2,092)	(327)
Net cash provided by operating activities	52,921	40,523	24,554
Investing Activities
Capital expenditures	(41,852)	(34,664)	(9,650)
Proceeds from sales of property, plant and equipment	806	1,078	10,320
Acquisition of businesses and intangibles, net of cash acquired	(53,301)	(15)	(68)
Purchases of restricted investments	(36,200)	(10,000)	(12,628)
Sales/maturities of restricted investments	60,115	5,472	25,354
Purchases of marketable securities	(14,562)	(58,847)	(28,966)
Sales/maturities of marketable securities	41,020	41,295	35,571
Investments in corporate-owned life insurance policies	—	(1,451)	(1,435)
Net cash (used in) provided by investing activities	(43,974)	(57,132)	18,498
Financing Activities
Proceeds from issuance of debt	—	10,000	121
Payments on debt	(10,082)	(164)	(1,437)
Payments on debt issue costs	(165)	(633)	(159)
Stock issued to employees, net of shares withheld	710	862	(188)
Excess tax benefits from stock-based compensation	2,725	483	92
Repurchase and retirement of common stock	—	—	(2,392)
Dividends paid	(10,764)	(10,316)	(9,153)
Net cash (used in) provided by financing activities	(17,576)	232	(13,116)
(Decrease) increase in cash and cash equivalents	(8,629)	(16,377)	29,936
Effect of exchange rates on cash	(673)	117	(211)
Cash and cash equivalents at beginning of year	37,767	54,027	24,302
Cash and cash equivalents at end of period	$28,465	$37,767	$54,027
Noncash Activity
Capital expenditures in accounts payable	$761	$553	$546

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

(In thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at February 26, 2011	28,105	$9,368	$108,991	$210,203	$(751)	$751	$(885)
Net earnings	—	—	—	4,645	—	—	—
Unrealized loss on marketable securities, net of $8 tax benefit	—	—	—	—	—	—	(15)
Unrealized loss on pension obligation, net of $759 tax benefit	—	—	—	—	—	—	(1,331)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,529)
Issuance of stock, net of cancellations	249	83	35	7	6	(6)	—
Stock-based compensation	—	—	4,412	—	—	—	—
Tax benefit associated with stock plans	—	—	72	—	—	—	—
Exercise of stock options	89	30	1,027	—	—	—	—
Share repurchases	(275)	(92)	(1,077)	(1,223)	—	—	—
Other share retirements	(106)	(35)	(414)	(921)	—	—	—
Cash dividends ($0.326 per share)	—	—	—	(9,153)	—	—	—
Balance at March 3, 2012	28,062	$9,354	$113,046	$203,558	$(745)	$745	$(4,760)
Net earnings	—	—	—	19,111	—	—	—
Unrealized loss on marketable securities, net of $15 tax benefit	—	—	—	—	—	—	(28)
Unrealized loss on foreign currency hedge, net of $147 tax benefit	—	—	—	—	—	—	(258)
Unrealized loss on pension obligation, net of $95 tax benefit	—	—	—	—	—	—	(168)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,867)
Issuance of stock, net of cancellations	316	105	(59)	14	(16)	16	—
Stock-based compensation	—	—	4,395	—	—	—	—
Tax benefit associated with stock plans	—	—	388	—	—	—	—
Exercise of stock options	243	81	2,422	—	—	—	—
Other share retirements	(107)	(35)	(433)	(1,232)	—	—	—
Cash dividends ($0.360 per share)	—	—	—	(10,316)	—	—	—
Balance at March 2, 2013	28,514	$9,505	$119,759	$211,135	$(761)	$761	$(7,081)
Net earnings	—	—	—	27,986	—	—	—
Unrealized loss on marketable securities, net of $46 tax benefit	—	—	—	—	—	—	(83)
Unrealized gain on foreign currency hedge, net of $183 tax expense	—	—	—	—	—	—	320
Unrealized gain on pension obligation, net of $10 tax expense	—	—	—	—	—	—	19
Foreign currency translation adjustments	—	—	—	—	—	—	(6,135)
Issuance of stock, net of cancellations	245	82	(54)	17	(30)	30	—
Stock-based compensation	—	—	4,661	—	—	—	—
Tax benefit associated with stock plans	—	—	2,598	—	—	—	—
Exercise of stock options	328	109	4,150	—	—	—	—
Other share retirements	(129)	(43)	(544)	(3,007)	—	—	—
Cash dividends ($0.370 per share)	—	—	—	(10,764)	—	—	—
Balance at March 1, 2014	28,958	$9,653	$130,570	$225,367	$(791)	$791	$(12,960)
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

The results of Alumicor Limited (Alumicor), which the Company acquired on November 5, 2013, have been included in the consolidated financial statements since the date of acquisition. Refer to Note 6 for further information regarding the acquisition of Alumicor and its treatment in the consolidated financial statements.

GlassecViracon's fiscal year ends December 31 and its results are incorporated into the consolidated financial statements on a two-month lag. There were no significant intervening events that would have materially affected our consolidated financial statements had they been recorded during the year ended March 1, 2014.

Reclassifications. Certain reclassifications of prior-year amounts have been made to conform to the current-year presentation. The reclassifications did not impact historical net income or shareholders' equity.

Fiscal Year. Apogee's fiscal year ends on the Saturday closest to the last day of February. Fiscal 2014 and 2013 each consisted of 52 weeks while fiscal 2012 consisted of 53 weeks.

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

The Company has investments in money market funds that are considered restricted investments. At March 1, 2014, long-term restricted investments are restricted for use in the Company’s storefront and entrance business in Michigan and the Company's planned capital investments in the Architectural Glass segment business in Minnesota. The restricted investments are held at fair value based on quoted market prices.

The Company also has investments in mutual funds as a long-term funding source for the deferred compensation plan. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

Inventories. Inventories, which consist primarily of purchased glass and aluminum, are valued at the lower of cost or market. Approximately 53 percent of the inventories are valued by use of the last-in, first-out (LIFO) method, which does not exceed market. If the first-in, first-out method had been used, inventories would have been $5.6 million and $5.3 million higher than reported at March 1, 2014, and March 2, 2013, respectively. During fiscal 2013 and 2012, inventory quantities were reduced, resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The effect of inventory liquidations was to increase net income by approximately $0.2 million in fiscal 2013 and $0.1 million in fiscal 2012. In fiscal 2014, inventory quantities increased so there was no impact from inventory liquidations.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Significant improvements and renewals that extend the useful life of the asset are capitalized. Repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in income as a reduction of or increase in selling, general and administrative expenses. Depreciation is computed on a straight-line basis, based on the following estimated useful lives:

Years
Buildings and improvements	15 to 25
Machinery and equipment	3 to 15
Office equipment and furniture	3 to 10

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. The Company accounts for goodwill and intangible assets in accordance with applicable accounting standards.

The Company tests goodwill of each of its reporting units for impairment annually in connection with its fourth-quarter planning process or more frequently if impairment indicators exist. The Company has determined that each of its business units represents a reporting unit in accordance with applicable accounting standards. During the fourth quarter of fiscal 2014, the Company completed its annual impairment test using discounted cash flow methodologies for valuing its reporting units as no market comparables were identified. There have not been any material changes in the impairment loss assessment methodology made during the past three fiscal years. The estimates of fair value for the reporting units were found to be in excess of their carrying value, and, therefore, no impairment charge was recorded.

Intangible assets with discrete useful lives are amortized over their estimated useful lives. The Company has reassessed the useful lives of its identifiable intangible assets and determined that the remaining lives were appropriate.
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

Environmental Liability. In accordance with accounting standards, we recognize environmental clean-up liabilities on an undiscounted basis when loss is probable and can be reasonably estimated. The cost of the clean-up is estimated by engineering, financial and legal specialists based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required, and the likelihood that, where applicable, other potentially responsible parties will not be able to fulfill their commitments at the sites where the Company may be jointly and severally liable. As part of the acquisition of Tubelite Inc. in fiscal 2008, the Company acquired property which contains historical environmental conditions that the Company intends to remediate. At March 1, 2014, the reserve was $1.5 million. The reserve for environmental liabilities is included in other current and non-current liabilities in the consolidated balance sheets.

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

From time to time, the Company may enter into short duration foreign currency contracts to hedge foreign currency risks. There is no material foreign currency risk related to these contracts as they generally have an original maturity date of less than one year.

Revenue Recognition. Generally, our sales terms are “free on board” (FOB) shipping point or FOB destination for our product-type sales, and revenue is recognized when title has transferred. However, the Company's Architectural Services segment business enters into fixed-price contracts for full-service commercial building glass installation and renovation services, which are accounted for as construction-type contracts. These contracts are typically performed over a 12- to 18-month timeframe, and we record revenue for these contracts on a percentage-of-completion basis as we are able to reasonably estimate total contract revenue and total contract costs. The contracts entered into clearly specify the enforceable rights of the parties, the consideration and the terms of settlement, and both parties can be expected to satisfy all obligations under the contract. Approximately 26 percent, 27 percent and 23 percent of our consolidated net sales in fiscal 2014, 2013 and 2012, respectively, were recorded on a percentage-of-completion basis. Under the methodology, the Company compares the total costs incurred to date to the total estimated costs for each contract, and records that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. Given our ability to make reasonable estimates of our total contract revenues and total contract costs, we believe utilizing the cost-to-cost method for revenue recognition provides the greatest degree of precision in measuring progress toward completion of the installation contracts. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in contract revenue only when they have been approved by customers. Revenue excludes sales taxes as the Company considers itself a pass-through conduit for collecting and remitting sales taxes.

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

Research and Development. Research and development expenses are charged to operations as incurred and were $7.8 million, $6.8 million and $7.2 million for fiscal 2014, 2013 and 2012, respectively. Of these amounts, $2.1 million, $1.6 million and $0.8 million, respectively, were focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and are included in cost of sales.

Advertising. Advertising expenses are charged to operations as incurred and were $1.2 million in fiscal 2014 and $1.4 million in each of fiscal 2013 and 2012. They are included in selling, general and administrative expenses in the consolidated results of operations.

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

New Accounting Standards. In February 2013, the FASB issued authoritative guidance surrounding the presentation of items reclassified from other comprehensive income to net income. This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income, items reclassified out of accumulated other comprehensive income and into net income in their entirety and the effect of the reclassification on each affected net income line item. This guidance is effective for fiscal years and interim periods beginning after December 15, 2012, Apogee's fiscal 2014. The adoption of this new standard in the first quarter of fiscal 2014 did not impact Apogee's consolidated financial condition, results of operations or cash flows. The reclassifications out of accumulated other comprehensive income and into net income were not material for the year ended March 1, 2014.

No other new accounting pronouncements issued or effective during fiscal 2014 have had or are expected to have a material impact on the consolidated financial statements.

Subsequent Events. In connection with preparing the audited consolidated financial statements for the year ended March 1, 2014, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events that required recognition or disclosure in the consolidated financial statements.

2.	Working Capital

Receivables

(In thousands)	2014	2013
Trade accounts	$98,246	$73,801
Construction contracts	39,257	31,313
Contract retainage	19,040	15,711
Other receivables	1,305	2,838
Total receivables	157,848	123,663
Less allowance for doubtful accounts	(2,934)	(2,493)
Net receivables	$154,914	$121,170

Inventories

(In thousands)	2014	2013
Raw materials	$17,975	$11,834
Work-in-process	9,700	7,754
Finished goods	15,206	13,397
Costs and earnings in excess of billings on uncompleted contracts	5,101	3,067
Total inventories	$47,982	$36,052

Other Current Liabilities

(In thousands)	2014	2013
Deferred gain on sale leaseback transactions - current portion	$1,015	$1,125
Volume discounts	1,724	909
Current portion of long-term compensation plans	3,538	1,156
Taxes, other than income taxes	4,698	4,013
Unearned revenue	7,924	4,999
Warranties	10,769	7,164
Other	5,420	4,277
Total other current liabilities	$35,088	$23,643

3.	Property, Plant and Equipment

(In thousands)	2014	2013
Land	$9,461	$6,851
Buildings and improvements	140,316	128,341
Machinery and equipment	233,687	224,825
Office equipment and furniture	47,304	47,495
Construction in progress	38,886	18,823
Total property, plant and equipment	469,654	426,335
Less accumulated depreciation	(275,708)	(257,387)
Net property, plant and equipment	$193,946	$168,948

Depreciation expense was $24.8 million, $24.3 million and $24.6 million in fiscal 2014, 2013 and 2012, respectively.

4.	Marketable Securities

At March 1, 2014, the Company has investments in municipal bonds of $11.5 million; $0.2 million is current and $11.3 million is non-current. The Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd., holds all of the municipal bonds at the end of fiscal 2014 and held $12.9 million of the bonds at the end of fiscal 2013. Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available-for-sale,” are carried at fair value and are reported as short-term marketable securities available for sale or marketable securities available for sale in the consolidated balance sheet.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at March 1, 2014 and March 2, 2013, are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 1, 2014
Municipal bonds	$11,719	$94	$(336)	$11,477
Total investments	$11,719	$94	$(336)	$11,477
March 2, 2013
Municipal bonds	$38,927	$127	$(240)	$38,814
Total investments	$38,927	$127	$(240)	$38,814

The Company tests for other than temporary losses on a quarterly basis and considers the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The following table presents the length of time that available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of March 1, 2014:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$3,171	$(63)	$1,999	$(273)	$5,170	$(336)
Total investments	$3,171	$(63)	$1,999	$(273)	$5,170	$(336)

The amortized cost and estimated fair values of investments at March 1, 2014, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$204	$204
Due after one year through five years	2,686	2,719
Due after five years through 10 years	7,564	7,515
Due after 10 years through 15 years	1,250	1,024
Due beyond 15 years	15	15
Total	$11,719	$11,477

Gross realized gains were not material in fiscal 2014, and were $0.3 million and $0.8 million in fiscal 2013 and 2012, respectively. Gross realized losses were not material during fiscal 2014, 2013 or 2012. The gross realized gains and losses are included in other (expense) income, net in the accompanying consolidated results of operations.

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

Financial assets and liabilities measured at fair value as of March 1, 2014 and March 2, 2013, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
March 1, 2014
Cash equivalents
Money market funds	$12,788	$—	$—	$12,788
Total cash equivalents	12,788	—	—	12,788
Available for sale securities
Municipal bonds	—	11,477	—	11,477
Total available for sale securities	—	11,477	—	11,477
Restricted investments
Money market funds	2,540	—	—	2,540
Total restricted investments	2,540	—	—	2,540
Mutual fund investments
Mutual funds	409	—	—	409
Total mutual fund investments	409	—	—	409
Foreign currency instruments
Foreign currency instruments	—	98	—	98
Total foreign currency instruments	—	98	—	98
Total assets at fair value	$15,737	$11,575	$—	$27,312

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
March 2, 2013
Cash equivalents
Money market funds	$17,639	$—	$—	$17,639
Total cash equivalents	17,639	—	—	17,639
Available for sale securities
Municipal bonds	—	38,814	—	38,814
Total available for sale securities	—	38,814	—	38,814
Restricted investments
Money market funds	26,443	—	—	26,443
Total restricted investments	26,443	—	—	26,443
Mutual fund investments
Mutual funds	251	—	—	251
Total mutual fund investments	251	—	—	251
Total assets at fair value	$44,333	$38,814	$—	$83,147
Foreign currency instruments
Foreign currency instruments	$—	$405	$—	$405
Total liabilities at fair value	$—	$405	$—	$405

Cash equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are held at fair value based on quoted market prices, which approximates stated cost.

Available for sale securities
The Company has short-term available for sale securities of $0.2 million and long-term available-for-sale securities of $11.3 million as of March 1, 2014, consisting of municipal bonds. All of the Company’s fixed maturity investments are classified as “available-for-sale,” and are carried at fair market value based on prices from recent trades of similar securities.

Restricted investments
The Company has $2.5 million of long-term restricted investments consisting of money market funds, which are short-term in nature but are restricted for future investment in the Company’s storefront and entrance business in Michigan and the Company's planned capital investments in the Architectural Glass segment business in Minnesota, and are, therefore, classified as long term. The restricted investments are held at fair value based on quoted market prices, which approximate stated cost.

Mutual fund investments
The Company has $0.4 million of mutual fund investments as a long-term funding source for the deferred compensation plan. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

Foreign Currency Instruments
The Company has a foreign exchange forward contract in place to hedge against the effect of exchange rate fluctuations on certain forecasted purchases. The forward contract is measured at fair value using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates.

6.	Acquisitions

On November 5, 2013, the Company acquired all of the shares of Alumicor Limited, a privately held business, for $52.9 million, including cash acquired of $1.6 million. Alumicor is a window, storefront, entrance and curtainwall company primarily serving the Canadian commercial construction market. Alumicor's results of operations have been included in the consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition, including $15.9 million of sales and an operating loss after incurring approximately $0.5 million of acquisition-related expenses, which are included in selling, general and administrative expenses in the Company's consolidated results of operations.

The assets and liabilities of Alumicor were recorded in the consolidated balance sheet within the Architectural Framing Systems segment as of the acquisition date, at their respective fair values. The purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed and have been allocated as follows:

(In thousands)	November 5, 2013
Current assets	$17,168
Property, plant and equipment	9,773
Intangible assets	16,611
Goodwill	18,254
Current liabilities	(10,505)
Net assets acquired	$51,301

Identifiable intangible assets include customer relationships, which are definite-lived assets, and trademarks, which are indefinite-lived assets. The customer relationships have an amortization period of 19 years, which matches the average useful life of the asset. Goodwill recorded as part of the purchase price allocation is not tax deductible.

The following unaudited pro forma consolidated condensed financial results of operations for the year ended March 1, 2014 and March 2, 2013 are presented as if the acquisition had been completed at the beginning of fiscal year 2013:

	Pro Forma
(In thousands, except per share data)	2014	2013
Net sales	$825,596	$756,497
Net income	30,487	21,064
Earnings per share
Basic	$1.07	$0.75
Diluted	1.04	0.74

These unaudited pro forma consolidated condensed financial results have been prepared for comparative purposes only and include certain adjustments, such as elimination of interest expense on pre-acquisition debt of the acquiree. The adjustments do not reflect the effect of synergies and integration costs that would result from integration of this acquisition.

7.	Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill attributable to each reporting segment for the year ended March 1, 2014 and March 2, 2013 is detailed below, including goodwill for the Alumicor acquisition.

(In thousands)	Architectural Glass	Architectural Services	Architectural Framing Systems	Large-Scale Optical	Total
Balance at March 3, 2012	$27,277	$1,120	$22,663	$10,557	$61,617
Foreign currency translation	(275)	—	—	—	(275)
Balance at March 2, 2013	27,002	1,120	22,663	10,557	61,342
Goodwill acquired	—	—	18,254	—	18,254
Foreign currency translation	(374)	—	(1,201)	—	(1,575)
Balance at March 1, 2014	$26,628	$1,120	$39,716	$10,557	$78,021

The Company has had no historical impairments of goodwill.

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization:

	March 1, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Definite-lived intangible assets:
Debt issue costs	$3,453	$(2,370)	$—	$1,083
Non-compete agreements	6,767	(6,266)	(35)	466
Customer relationships	26,862	(10,673)	(1,077)	15,112
Trademarks and other intangibles	8,566	(2,546)	(251)	5,769
Total definite-lived intangible assets	$45,648	$(21,855)	$(1,363)	$22,430
Indefinite-lived intangible assets:
Trademarks	$5,104		$(336)	$4,768
Total intangible assets	$50,752	$(21,855)	$(1,699)	$27,198

	March 2, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Definite-lived intangible assets:
Debt issue costs	$3,556	$(2,209)	$—	$1,347
Non-compete agreements	6,824	(6,124)	(38)	662
Customer relationships	15,628	(9,541)	(266)	5,821
Trademarks and other intangibles	8,210	(2,169)	(196)	5,845
Total	$34,218	$(20,043)	$(500)	$13,675

Amortization expense on the definite-lived intangible assets was $1.9 million, $2.6 million, and $3.0 million in fiscal 2014, 2013 and 2012, respectively. In addition to the amortization expense noted above, in the first quarter of fiscal 2014, the Company expensed $0.2 million of debt issue costs that had previously been deferred and were being amortized over the term of the debt previously issued for future investment in the Company's Architectural Glass fabrication facility in Utah. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. The estimated future amortization expense for definite-lived intangible assets during the next five fiscal years is as follows:

(In thousands)	2015	2016	2017	2018	2019
Estimated amortization expense	$2,306	$1,951	$1,808	$1,763	$1,676

8.	Debt

During fiscal 2014, the Company entered into an amendment to its existing $100.0 million revolving credit facility. The expiration date was extended by one year to November 2018 and the letter of credit facility was reduced to $50.0 million from $60.0 million, the outstanding amounts of which decrease the available commitment. No other provisions of the original agreement were materially amended by the amended credit agreement. No borrowings were outstanding under the facility as of March 1, 2014 or March 2, 2013. Letters of credit issued under the facility decrease the amount of available commitment; $76.5 million was available under the facility at March 1, 2014 and $76.6 million was available at March 2, 2013.

The credit facility requires the Company to maintain a minimum level of net worth as defined in the credit facility based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at March 1, 2014 was $287.5 million, whereas the Company’s net worth as defined in the credit facility was $352.6 million. The credit facility also requires that the Company maintain an adjusted debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, the Company reduces non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. The Company’s ratio was 0.25 at March 1, 2014. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At March 1, 2014, the Company was in compliance with the financial covenants of the credit facility.

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

(In thousands)	2014	2013
Borrowings under revolving credit agreement	$—	$—
Other, interest at 0.3% for each of fiscal 2014 and 2013	20,708	30,813
Total long-term debt	20,708	30,813
Less current installments	(49)	(10,057)
Net long-term debt	$20,659	$20,756

Included in the totals above are $20.4 million of industrial revenue bonds, and $0.3 million of other debt. The industrial revenue bonds mature in fiscal years 2021 through 2043, and the other debt matures in fiscal years 2015 through 2021. The fair value of the industrial revenue bonds approximates carrying value at March 1, 2014, due to the variable interest rates on these instruments. The bonds are classified as level 2 within the fair value hierarchy.

Debt maturities are as follows:

(In thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Maturities	$49	$49	$49	$49	$49	$20,463	$20,708

Selected information related to long-term debt is as follows:

(In thousands, except percentages)	2014	2013
Average daily borrowings during the year	$21,800	$29,951
Maximum borrowings outstanding during the year	30,820	31,054
Weighted average interest rate during the year	0.30%	0.40%

Interest expense was as follows for fiscal 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Interest on debt	$895	$895	$942
Other interest expense	364	599	485
Interest expense	$1,259	$1,494	$1,427

Interest payments were $0.7 million in fiscal 2014 and were $1.0 million in each of fiscal 2013 and 2012.

9.	Employee Benefit Plans

401(k) Retirement Plan
The Company sponsors a single 401(k) retirement plan covering substantially all full-time non-union employees, as well as union employees at two of its manufacturing facilities. Under the plan, employees are allowed to contribute up to 60 percent of their eligible earnings to this plan, up to statutory limits. The Company contributes a match of 100 percent of the first one percent contributed and 50 percent of the next five percent contributed on eligible compensation that non-union employees contribute and according to contract terms for union employees. The Company match was $4.2 million in fiscal 2014 and $3.6 million in each of fiscal 2013 and 2012.

Deferred Compensation Plan
The Company maintains a deferred compensation plan that allows participants to defer compensation and save for retirement and other short-term needs. The deferred compensation liability was $3.2 million at March 1, 2014 and is included in other current and non-current liabilities in the consolidated balance sheet. The Company has investments in corporate-owned life insurance policies (COLI) of $3.1 million and mutual funds of $0.4 million with the intention of utilizing them as a long-term funding source for the deferred compensation plan. The COLI assets are recorded at their net cash surrender values and are included in other non-current assets in the consolidated balance sheet. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

Plans under Collective Bargaining Agreements
The Company contributes to various multi-employer union retirement plans, which provide retirement benefits to the majority of its union employees; none of the plans are considered significant. The total contribution to these plans in fiscal 2014, 2013 and 2012 was $3.7 million, $4.8 million and $3.9 million, respectively.

Pension Plan
The Company sponsors the Tubelite, Inc. Hourly Employees' Pension Plan (Tubelite plan). This plan is a defined-benefit pension plan that was frozen to new entrants and additional years of service credit for participating employees as of January 1, 2004.

Officers' Supplemental Executive Retirement Plan (SERP)
The Company sponsors an unfunded SERP for the benefit of certain executives. The plan is considered a defined-benefit pension plan which is based principally on an employee's years of service and compensation levels near retirement. The SERP is frozen to new entrants and no additional benefits accrue for plan participants.

Obligations and Funded Status of Defined-Benefit Pensions Plans
The following tables present reconciliations of the benefit obligation of the defined-benefit pension plans and the funded status of the defined-benefit pension plans. Both the Tubelite plan and the SERP use a fiscal year-end measurement date.

(In thousands)	2014	2013
Change in benefit obligation
Benefit obligation beginning of period	$14,869	$14,774
Interest cost	538	570
Actuarial loss	(113)	539
Benefits paid	(1,020)	(1,014)
Benefit obligation at measurement date	$14,274	$14,869

Change in plan assets
Fair value of plan assets beginning of period	$4,709	$4,572
Actual return on plan assets	(66)	242
Company contributions	807	909
Benefits paid	(1,020)	(1,014)
Fair value of plan assets at measurement date	$4,430	$4,709

Funded status - net amount recognized	$(9,844)	$(10,160)

Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2014	2013
Current liabilities	$(638)	$(640)
Other non-current liabilities	(9,206)	(9,520)
Total	$(9,844)	$(10,160)

Amounts included in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost consist of:

(In thousands)	2014	2013
Net actuarial loss	$4,569	$4,598
Accumulated other comprehensive loss	$4,569	$4,598

The amount recognized in comprehensive earnings for fiscal 2014 and 2013, net of tax expense, is as follows:

(In thousands)	2014	2013
Net actuarial (gain) loss	$(19)	$168
Total	$(19)	$168

Components of the defined-benefit pension plans' net periodic benefit cost are as follows:

(In thousands)	2014	2013	2012
Interest cost	$538	$570	$654
Expected return on assets	(183)	(177)	(214)
Amortization of unrecognized net loss	163	211	120
Net periodic benefit cost	$518	$604	$560

The estimated net actuarial loss for the defined-benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for fiscal 2015 is $0.2 million, net of tax benefit.

Additional Information

Assumptions
Weighted-average assumptions used at the measurement date to determine the defined-benefit plans' benefit obligation for the following fiscal years are as follows:

(Percentages)	2014	2013	2012
Discount rate	4.00%	3.75%	4.00%

Weighted-average assumptions used at the measurement date to determine the defined-benefit plans' net periodic benefit cost for the following fiscal years are as follows:

(Percentages)	2014	2013	2012
Discount rate	3.75%	4.00%	5.25%
Expected return on assets	4.50%	4.50%	5.50%

Discount rate. The discount rate reflects the current rate at which the defined-benefit plans' pension liabilities could be effectively settled at the end of the year based on the measurement date. The discount rate was determined by matching the expected benefit payments to payments from the Principal Discount Yield Curve. This produced a discount rate of 4.00 percent. There are no known or anticipated changes in the discount rate assumption that will impact the pension expense in fiscal year 2015.

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

Net periodic benefit cost. Total net periodic pension benefit cost was $0.5 million in fiscal 2014, and was $0.6 million in each of fiscal 2013 and 2012. Total net periodic pension benefit cost is expected to be approximately $0.6 million in fiscal 2015. The net periodic pension benefit cost for fiscal 2015 has been estimated assuming a discount rate of 4.00 percent.

Contributions
Pension contributions to the plans for fiscal 2014 and 2013 totaled $0.8 million and $0.9 million, respectively. Because the SERP is unfunded, contributions to that plan represent benefit payments made. The pension contributions in fiscal 2014 and 2013 equaled or exceeded the minimum funding requirement. Fiscal 2015 pension contributions are expected to total $0.8 million.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans as follows:

(In thousands)
Fiscal 2015	$1,018
Fiscal 2016	1,003
Fiscal 2017	997
Fiscal 2018	970
Fiscal 2019	981
Fiscal 2020-2024	4,625

Plan Assets
The Company does not maintain assets intended for the future use of the SERP. In accordance with its policy, the assets of the Tubelite plan have been invested in a bond fund, the assets are carried at fair value based on prices from recent trades of similar securities, and are classified as Level 2 in the valuation hierarchy.

Employee Stock Purchase Plan
The Company also sponsors an employee stock purchase plan into which its employees may contribute up to $500 per week on an after-tax basis. The Company contributes a match of 15 percent of the employee contribution. Contributions and Company match funds are used to purchase shares of Company stock on the open market. The Company match to this plan was $0.1 million in each of fiscal 2014, 2013 and 2012.

10.	Shareholders' Equity
A class of 200,000 shares of junior preferred stock with a par value of $1.00 is authorized, but unissued.

Share Repurchases
During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. The Company did not repurchase any shares under the plan during fiscal 2014 or 2013. In fiscal 2012, the Company repurchased 275,000 shares in the open market for $2.4 million. The Company has purchased a total of 2,279,123 shares, at a total cost of $29.7 million, since the inception of this program and has remaining authority to repurchase 970,877 shares under this program, which has no expiration date.

In addition to the shares repurchased according to this repurchase plan, during fiscal 2014, 2013 and 2012 the Company also purchased $3.6 million, $1.5 million and $1.3 million, respectively, of Company stock from employees in order to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation, pursuant to terms of board and shareholder approved compensation plans.

Accumulated Other Comprehensive Loss
The following table summarizes the accumulated other comprehensive loss, net of tax at March 1, 2014 and March 2, 2013.

(In thousands)	2014	2013
Net unrealized loss on marketable securities	$(157)	$(74)
Foreign currency hedge	62	(258)
Pension liability adjustments	(2,910)	(2,929)
Foreign currency translation adjustments	(9,955)	(3,820)
Total accumulated other comprehensive loss	$(12,960)	$(7,081)

11.	Share-Based Compensation

The 2009 Stock Incentive Plan, the 2009 Non-Employee Director Stock Incentive Plan, the 2002 Omnibus Stock Incentive Plan and the 1997 Omnibus Stock Incentive Plan (the Plans) provide for the issuance of 1,888,000, 250,000, 3,400,000 and 2,500,000 shares, respectively, for various forms of stock-based compensation to employees and non-employee directors. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights (SARs), are granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. Nonvested share awards and nonvested share unit awards are also included in these Plans. Outstanding options issued to employees generally vest over a four-year period, outstanding SARs vested over a three-year period and outstanding options issued to non-employee directors vested at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards and nonvested share unit awards generally vest over a two, three or four-year period.

The 2002 Omnibus Stock Incentive Plan was terminated in June 2009 and the 1997 Omnibus Stock Incentive Plan was terminated in January 2006; no new grants may be made under either of these plans, although exercises of SARs and options previously granted thereunder will still occur in accordance with the terms of the various grants.

Total stock-based compensation expense under all Plans included in the results of operations was $4.7 million for fiscal 2014 and $4.4 million for each of fiscal 2013 and 2012.

Stock Options and SARs
There were no options or SARs issued in fiscal 2014 or 2013; in fiscal 2012, 450,512 stock options were issued with a weighted average fair value per option at the date of grant of $2.89. The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in fiscal 2012.

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

The following table summarizes the award transactions under the Plans for the year ended March 1, 2014:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 2, 2013	1,362,373	$15.89
Awards exercised	(506,145)	19.22
Awards canceled	(8,376)	19.40
Outstanding at March 1, 2014	847,852	$13.88	5.4 Years	$17,253,002
Vested or expected to vest at March 1, 2014	847,852	$13.88	5.4 Years	$17,253,002
Exercisable at March 1, 2014	697,681	$15.07	5.0 Years	$13,365,075

At March 1, 2014, there was $0.2 million of total unrecognized compensation cost related to stock option awards, which is expected to be recognized over a weighted average period of approximately six months. Cash proceeds from the exercise of stock options were $4.2 million, $2.3 million and $1.1 million for fiscal 2014, 2013 and 2012, respectively. The aggregate intrinsic value of securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised was $6.2 million in fiscal 2014, $2.5 million in fiscal 2013, and $0.2 million in fiscal 2012. The tax benefit realized for tax deductions from option exercises totaled $2.6 million for fiscal 2014 and $0.4 million for fiscal 2013. There were immaterial amounts of tax benefits realized for the tax deductions from option exercises in fiscal 2012.

Nonvested Shares and Share Units
The Company's executive compensation program provides key employees selected by the Compensation Committee of the Board of Directors with long-term incentives using nonvested shares and nonvested share units. During fiscal 2014 and 2013, nonvested shares were issued based on performance against objectives and generally vest over three years. From fiscal 2010 through fiscal 2012, nonvested share units were issued at the beginning of each fiscal year, which give the recipient the right to receive shares earned at the vesting date. The number of nonvested share units issued at grant was equal to the target number of nonvested share units and allows for the right to receive an additional number of, or fewer, shares based on meeting pre-determined Company three-year performance goals.

The following table summarizes the nonvested share award transactions, including nonvested share units, for fiscal 2012, 2013 and 2014:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 26, 2011	921,565	$14.54
Granted(1)	438,967	11.83
Vested	(208,426)	15.91
Canceled(2)	(170,293)	16.81
Nonvested at March 3, 2012	981,813	$12.64
Granted	234,385	15.13
Vested	(305,123)	12.88
Canceled(3)	(79,502)	13.54
Nonvested at March 2, 2013	831,573	$13.17
Granted	159,221	26.62
Vested	(336,933)	13.04
Canceled(4)	(78,797)	13.80
Nonvested at March 1, 2014(5)	575,064	$16.89

(1)	Includes 117,765 nonvested share units granted for the fiscal 2012-2014 performance period at target.

(2)
Includes 63,682 nonvested share units canceled under the fiscal 2009-2011 performance period because Apogee performed below target level for that performance period. Nonvested shares of 126,429 (at target) were previously granted in fiscal 2009 for this performance period.

(3)
Includes 61,403 nonvested share units canceled under the fiscal 2010-2012 performance period because Apogee performed below target level for that performance period. Nonvested share units of 160,196 (at target) were previously granted in fiscal 2010 for this performance period.

(4)
Includes 75,547 of nonvested share units canceled under the fiscal 2011-2013 performance period because Apogee performed below target level for the performance period. Nonvested share units of 174,353 (at target) were previously granted in fiscal 2011 for this performance period.

(5)	Includes a total of 117,765 nonvested share units granted and outstanding at target level for the fiscal 2012-2014 performance period.

At March 1, 2014, there was $4.9 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 21 months. The total fair value of shares vested during fiscal 2014 was $8.5 million.

In fiscal 2013, the executive compensation program was changed to issue cash-based performance awards in lieu of nonvested share unit awards; the cash-based awards are based on a two-year performance period and will be paid in two annual installments after completion of the performance period. Vesting of outstanding nonvested share unit awards will continue through fiscal 2015. The liability for the cash-based performance awards is included in other current and non-current liabilities in the consolidated balance sheet.

12.	Income Taxes

Earnings before income taxes consisted of the following:

(In thousands)	2014	2013	2012
U.S.	$36,700	$26,699	$3,406
International	3,066	208	190
Earnings before income taxes	$39,766	$26,907	$3,596

The components of income tax expense (benefit) for each of the last three fiscal years are as follows:

(In thousands)	2014	2013	2012
Current:
Federal	$15,711	$5,036	$2,208
State and local	1,440	169	554
International	1,437	409	615
Total current	$18,588	$5,614	$3,377
Deferred:
Federal	$(4,549)	$2,680	$(600)
State and local	(378)	1,015	(401)
International	(353)	(138)	(114)
Total deferred	$(5,280)	$3,557	$(1,115)
Total non-current tax benefit	$(1,528)	$(1,375)	$(3,311)
Total income tax expense (benefit)	$11,780	$7,796	$(1,049)

Income tax payments, net of refunds were $12.9 million in fiscal 2014 and were $7.7 million in fiscal 2013. Income tax refunds, net of payments were $7.5 million in fiscal 2012.

The differences between the statutory federal income tax rates and consolidated effective tax rates are as follows:

	2014	2013	2012
Federal income tax expense at statutory rates	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	0.9	0.9	(5.2)
Tax credits - research & development	(1.6)	(2.5)	(19.2)
Tax credits - other	(0.2)	(0.4)	(3.0)
Manufacturing deduction	(3.5)	(2.0)	(10.7)
Meals and entertainment	0.6	0.9	5.0
Permanent tax adjustment for officers compensation	0.1	—	3.0
Nondeductible acquisition costs	0.3	—	—
Tax-exempt interest	(0.2)	(0.4)	(3.0)
Tax reserve adjustments - statute expirations and benefits recognized	(2.2)	(3.0)	(42.2)
Change in valuation allowance	0.4	0.8	10.4
Other, net	—	—	1.1
Income tax expense (benefit)	29.6%	29.3%	(28.8)%

In fiscal 2014 and 2013, there were tax benefits associated with stock-based incentive plans of $2.6 million and $0.4 million, respectively. In fiscal 2012, there were tax deficiencies of $0.3 million associated with the stock-based incentive plans. These benefits and deficiencies impacted additional paid-in capital directly and were not reflected in the determination of income tax expense or benefit.

Deferred tax assets and deferred tax liabilities at March 1, 2014 and March 2, 2013 are as follows:

	2014		2013
(In thousands)	Current	Noncurrent	Current	Noncurrent
Accounts receivable	$900	$—	$762	$—
Accrued insurance	113	574	193	614
Other accruals	2,680	792	2,581	979
Deferred compensation	(1)	9,323	37	8,481
Goodwill and other intangibles	23	(8,624)	—	(4,710)
Inventory	1,535	—	1,166	—
Depreciation	(853)	(14,413)	—	(15,912)
Liability for unrecognized tax benefits	—	2,781	—	3,415
Prepaid expenses	(634)	595	(494)	534
Net operating losses	—	3,566	—	3,433
Valuation allowance on net operating losses	(459)	(2,312)	(2,117)	(567)
Other	225	315	90	253
Deferred tax assets (liabilities)	$3,529	$(7,403)	$2,218	$(3,480)

The Company has state net operating loss carryforwards with a tax effect of $3.6 million. A valuation allowance of $2.8 million has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefits in future periods.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2011, or state and local income tax examinations for years prior to fiscal 2005. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2010, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The Company considers the earnings of its non-U.S. subsidiaries to be indefinitely invested outside of the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and specific plans for reinvestment of those subsidiary earnings. Should the Company decide to repatriate the foreign earnings, it would need to adjust the income tax provision in the period it was determined that the earnings will no longer be indefinitely invested outside the United States.

The total liability for unrecognized tax benefits for fiscal 2014, 2013 and 2012, respectively, is $5.2 million, $6.8 million and $8.9 million. Included in this total liability at fiscal 2014, 2013 and 2012, respectively, are $2.6 million, $3.3 million and $5.1 million of tax benefits that, if recognized, would decrease the effective tax rate. Also included in the balance of unrecognized tax benefits for fiscal 2014, 2013 and 2012 are $1.8 million, $2.2 million and $2.0 million of tax benefits that, if recognized, would result in adjustments to deferred taxes.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense, which is consistent with past practices. Related to the unrecognized tax benefits noted above, the Company reduced the accrual for penalties and interest by $0.5 million during fiscal 2014, resulting in a reserve for interest and penalties of $0.8 million at the end of fiscal 2014. During fiscal 2013, the Company reduced the accrual for penalties and interest by $0.5 million, resulting in a reserve for interest and penalties at the end of fiscal 2013 of $1.3 million. During fiscal 2012, the Company reduced the accrual for penalties and interest by $1.4 million, resulting in a reserve for interest and penalties at the end of fiscal 2012 of $1.8 million.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)	2014	2013	2012
Gross unrecognized tax benefits at beginning of year	$5,516	$7,125	$10,676
Gross increases in tax positions for prior years	44	236	136
Gross decreases in tax positions for prior years	(616)	(1,480)	(462)
Gross increases based on tax positions related to the current year	326	621	623
Gross decreases based on tax positions related to the current year	(40)	(56)	(78)
Settlements	(84)	(682)	(1,200)
Statute of limitations expiration	(809)	(248)	(2,570)
Unrecognized tax benefits acquired in connection with Alumicor	94	—	—
Gross unrecognized tax benefits at end of year	$4,431	$5,516	$7,125

The total liability for unrecognized tax benefits is expected to decrease by approximately $0.4 million during fiscal 2015 due to audit settlements and lapsing of statutes.

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

13.	Quarterly Data (Unaudited)

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
Fiscal 2014
Net sales	$179,311	$178,287	$199,430	$214,417	$771,445
Gross profit	36,386	38,535	43,388	46,943	165,252
Net earnings	4,159	6,121	9,668	8,038	27,986
Earnings per share - basic	0.15	0.21	0.34	0.28	0.98
Earnings per share - diluted	0.14	0.21	0.33	0.27	0.95
Fiscal 2013
Net sales	$154,134	$175,940	$190,416	$179,734	$700,224
Gross profit	31,075	36,137	42,240	36,281	145,733
Net earnings	1,606	5,057	8,052	4,396	19,111
Earnings per share - basic	0.06	0.18	0.29	0.15	0.68
Earnings per share - diluted	0.06	0.18	0.28	0.15	0.67

14.	Earnings per Share

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

(In thousands)	2014	2013	2012
Basic earnings per share – weighted common shares outstanding	28,483	27,954	27,741
Weighted average effect of nonvested share grants and assumed exercise of stock options	891	687	307
Diluted earnings per share – weighted common shares and potential common shares outstanding	29,374	28,641	28,048
Stock options excluded from the calculation of earnings per share because the exercise price was greater than the average market price of the common shares	—	538	1,174

15.Business Segment Data

The Company has four reporting segments: Architectural Glass, Architectural Services, Architectural Framing Systems and Large-Scale Optical (LSO). The Architectural Glass segment fabricates glass used in customized window and wall systems comprising the outside skin of commercial and institutional buildings. The Architectural Services segment designs, engineers, fabricates and installs the walls of glass, and windows and other curtainwall products making up the outside skin of commercial and institutional buildings for new construction and renovation. The Architectural Framing Systems segment designs, engineers, fabricates and finishes the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial and institutional buildings. The Company has aggregated four operating segments into the Architectural Framing Systems reporting segment based upon their similar products, customers, distribution methods, production processes and economic characteristics. The LSO segment manufactures value-added glass and acrylic products for the custom picture framing market.

The following table presents certain data for the Company's four reporting segments, and consolidated data, for fiscal 2014, 2013 and 2012.

(In thousands)	2014	2013	2012
Net Sales
Architectural glass	$293,810	$266,456	$278,087
Architectural services	203,351	186,570	149,779
Architectural framing systems	216,059	191,137	174,930
Large-scale optical	81,127	79,947	78,532
Intersegment elimination	(22,902)	(23,886)	(18,865)
Total	$771,445	$700,224	$662,463
Operating Income (Loss)
Architectural glass	$3,861	$(4,391)	$(19,595)
Architectural services	4,479	(1,008)	(2,879)
Architectural framing systems	14,930	14,584	10,402
Large-scale optical	21,252	20,993	19,605
Corporate and other	(4,237)	(2,759)	(3,717)
Total	$40,285	$27,419	$3,816
Depreciation and Amortization
Architectural glass	$11,624	$12,230	$13,585
Architectural services	1,421	844	509
Architectural framing systems	6,436	6,477	6,884
Large-scale optical	4,861	4,634	4,607
Corporate and other	2,208	2,344	1,661
Total	$26,550	$26,529	$27,246
Capital Expenditures
Architectural glass	$31,568	$17,373	$4,335
Architectural services	1,195	3,939	358
Architectural framing systems	7,008	8,151	2,232
Large-scale optical	546	2,792	1,244
Corporate and other	1,535	2,409	1,481
Total	$41,852	$34,664	$9,650
Identifiable Assets
Architectural glass	$205,606	$180,662	$172,265
Architectural services	66,567	54,696	42,433
Architectural framing systems	184,382	111,782	108,277
Large-scale optical	58,102	59,348	59,824
Corporate and other	50,700	113,653	110,305
Total	$565,357	$520,141	$493,104

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

(In thousands)	2014	2013	2012
Net Sales
United States	$718,881	$668,243	$628,362
Canada	15,850	—	—
Brazil	36,714	31,981	34,101
Total	$771,445	$700,224	$662,463
Long-Lived Assets
United States	$177,378	$160,337	$150,875
Canada	9,031	—	—
Brazil	7,537	8,611	8,672
Total	$193,946	$168,948	$159,547

Apogee's export net sales from domestic operations of $52.5 million for fiscal 2014 were approximately 7 percent of consolidated net sales, export net sales of $63.5 million for fiscal 2013 were approximately 9 percent of consolidated net sales, and export sales of $75.7 million for fiscal 2012 were approximately 11 percent of consolidated net sales. All sales from Canada and Brazil were to customers outside the United States, and are subject to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. No single customer, including government agencies, accounts for 10 percent or more of consolidated net sales.

Segment operating income is equal to net sales less cost of sales and operating expenses. Operating income does not include provision for interest expense or income taxes. Corporate and other includes miscellaneous corporate activity not allocable to business segments.

Included in the identifiable assets for Corporate and other are the short and long-term available for sale securities at corporate and Prism of $11.5 million in fiscal 2014 and $38.8 million in fiscal 2013. Also included are short and long-term restricted investments at corporate of $2.5 million in fiscal 2014 and $26.4 million in fiscal 2013.

16.	Commitments and Contingent Liabilities

Operating lease commitments. As of March 1, 2014, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Total minimum payments	$8,953	$8,543	$6,765	$5,299	$6,729	$2,823	$39,112

Total rental expense, including operating leases and short-term equipment rentals, was $15.4 million, $13.0 million and $11.9 million in fiscal 2014, 2013 and 2012, respectively.

At March 1, 2014, the Company had one sale and leaseback agreement for equipment that provides an option to purchase the equipment at projected future fair market value upon expiration of the lease in 2018. The lease is classified as an operating lease in accordance with applicable financial accounting standards. The Company has a deferred gain of $3.6 million under the sale and leaseback transaction, which is included in the balance sheet caption as other current and non-current liabilities. The average annual lease payment over the life of the remaining lease is $1.6 million.

Bond commitments. In the ordinary course of business, predominantly in the Company’s Architectural Services business, the Company is required to provide surety or performance bonds that commit payments to its customers for any non-performance by the Company. At March 1, 2014, $98.4 million of the Company’s backlog was bonded by performance bonds with a face value of $275.7 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to make any payments related to these performance-based bonds with respect to any of the current portfolio of businesses.

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

(In thousands)	2014	2013
Balance at beginning of period	$8,323	$7,210
Additional accruals	6,680	4,061
Claims paid	(3,025)	(2,948)
Balance at end of period	$11,978	$8,323

Letters of credit. At March 1, 2014, the Company had ongoing letters of credit related to its construction contracts and certain industrial revenue bonds. The total value of letters of credit under which the Company was obligated as of March 1, 2014 was approximately $23.5 million, all of which have been issued under the credit facility. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of March 1, 2014, these obligations totaled $96.2 million.

Foreign Currency Instruments. The Company is party to a foreign exchange forward contract with a U.S. dollar notional value of $3.0 million with the objective of reducing the exposure to fluctuations in the Euro related to a planned capital equipment purchase. The fair value of this contract was not material at March 1, 2014. The Company reports the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and any gain or loss is included in the value of the capital asset and will be recognized in earnings over the life of the asset.

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

In exchange for substantially all of the benefits derived from the tax credits, JPM contributed $10.7 million into the Project. JPM does not have a material interest in the underlying economics of the Project. As a result of the transaction structure, the Company has concluded that the entities created in relation to the NMTC transaction are consolidated as variable-interest entities.

Based on the contractual arrangements that obligate the Company to deliver tax benefits to JPM, the Company has included the value of JPM’s contribution in other non-current liabilities within the consolidated balance sheets. The NMTC is subject to 100 percent recapture for a period of seven years. Proceeds received in exchange for the transfer of the tax credits are expected to be recognized as earnings in fiscal 2021, if the expected tax benefits are delivered without risk of recapture to JPM and our performance obligation is relieved.

Direct and incremental costs incurred in structuring the arrangement have been deferred and will be recognized in proportion to the recognition of the related profits. These costs amounted to $3.3 million and are included in other non-current assets on the Company’s consolidated balance sheet.

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

Management's Annual Report on Internal Control Over Financial Reporting. The report of management required under this Item 9A is contained on page 30 in Item 8 of this Annual Report on Form 10-K under the caption “Management's Report on Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained on page 32 in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

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

The other information required by this item, other than the information set forth in Part I above under the heading “Executive Officers of the Registrant,” is set forth under the headings “Proposal 1: Election of Directors,” “Corporate Governance - Procedures for Shareholder Recommendations or Nominations of Director Candidates,” “Corporate Governance - Board Meetings and 2013 Annual Meeting of Shareholders,” “Corporate Governance - Board Committee Membership, Meetings and Responsibilities” and “Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 25, 2014, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end (our 2014 Proxy Statement). This information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation” and “Non-Employee Director Compensation” in our 2014 Proxy Statement. This information is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the headings “Proposal 3: Approval of the 2014 Restatement of the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” in our 2014 Proxy Statement. This information is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Board Independence” in our 2014 Proxy Statement. This information is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the headings “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm - Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in our 2014 Proxy Statement. This information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as a part of this report:

1.	Financial Statements - The consolidated financial statements listed below are set forth in Item 8 of Part II of this report.

Consolidated Balance Sheets as of March 1, 2014 and March 2, 2013

Consolidated Results of Operations for the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

Consolidated Statements of Comprehensive Earnings for the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

Consolidated Statements of Cash Flows for the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

Consolidated Statements of Shareholders' Equity for the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules - Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Deductions from Reserves(1)	Other changes add (deduct)(2)	Balance at End of Period
Allowances for doubtful receivables
For the year ended March 1, 2014	$2,493	$832	$408	$721	$(78)	$2,934
For the year ended March 2, 2013	3,109	—	(194)	383	(39)	2,493
For the year ended March 3, 2012	2,734	—	841	414	(52)	3,109
(1) Net of recoveries
(2) Result of foreign currency effects

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

10.36
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 20, 2013, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders (as defined therein), and Wells Fargo Bank, National Association, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 25, 2013.

10.37
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
101
The following materials from Apogee Enterprises, Inc.'s Annual Report on Form 10-K for the year ended March 1, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 1, 2014 and March 2, 2013, (ii) the Consolidated Results of Operations for the three years ended March 1, 2014, March 2, 2013 and March 3, 2012, (iii) the Consolidated Statements of Comprehensive Earnings for the three years ended March 1, 2014, March 2, 2013 and March 3, 2012, (iv) the Consolidated Statements of Cash Flows for the three years ended March 1, 2014, March 2, 2103 and March 3, 2012, (v) the Consolidated Statements of Shareholders' Equity for the years ended March 1, 2014, March 2, 2013 and March 3, 2012 and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2014.

APOGEE ENTERPRISES, INC.

By:/s/ Joseph F. Puishys
Joseph F. Puishys
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2014.

Signature	Title	Signature	Title
/s/ Joseph F. Puishys	President,	/s/ James S. Porter	CFO (Principal
Joseph F. Puishys	CEO and Director (Principal Executive Officer)	James S. Porter	Financial and Accounting Officer)

/s/ Bernard P. Aldrich	Chairman	/s/ Stephen C. Mitchell	Director
Bernard P. Aldrich		Stephen C. Mitchell

/s/ Jerome L. Davis	Director	/s/ Donald A. Nolan	Director
Jerome L. Davis		Donald A. Nolan

/s/ Sara L. Hays	Director	/s/ Richard V. Reynolds	Director
Sara L. Hays		Richard V. Reynolds

/s/ John T. Manning	Director	/s/ David E. Weiss	Director
John T. Manning		David E. Weiss

/s/ Robert J. Marzec	Director
Robert J. Marzec