Form 10-Q
period 2014-05-31
APOGEE ENTERPRISES, INC.
filed 2014-07-10
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014

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
As of June 27, 2014, 29,131,779 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except per share data)	May 31, 2014	March 1, 2014
Assets
Current assets
Cash and cash equivalents	$17,093	$28,465
Short-term available for sale securities	564	204
Receivables, net of allowance for doubtful accounts	154,719	154,914
Inventories	50,422	47,982
Refundable income taxes	—	973
Deferred tax assets	3,246	3,529
Other current assets	7,616	6,725
Total current assets	233,660	242,792
Property, plant and equipment, net	197,144	193,946
Available for sale securities	10,234	11,273
Restricted investments	1,742	2,540
Goodwill	78,562	78,021
Intangible assets	27,221	27,198
Other non-current assets	9,877	9,587
Total assets	$558,440	$565,357
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$47,033	$47,241
Accrued payroll and related benefits	20,305	25,216
Accrued self-insurance reserves	6,777	6,683
Other current liabilities	31,217	35,088
Billings in excess of costs and earnings on uncompleted contracts	23,542	22,557
Current portion long-term debt	52	49
Accrued income taxes	134	—
Total current liabilities	129,060	136,834
Long-term debt	20,659	20,659
Unrecognized tax benefits	5,367	5,234
Long-term self-insurance reserves	7,383	7,977
Deferred tax liabilities	6,738	7,403
Other non-current liabilities	32,581	34,620
Commitments and contingent liabilities (Note 13)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 29,102,733 and 28,958,119, respectively	9,701	9,653
Additional paid-in capital	133,359	130,570
Retained earnings	224,382	225,367
Common stock held in trust	(788)	(791)
Deferred compensation obligations	788	791
Accumulated other comprehensive loss	(10,790)	(12,960)
Total shareholders’ equity	356,652	352,630
Total liabilities and shareholders’ equity	$558,440	$565,357

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended
(In thousands, except per share data)	May 31, 2014	June 1, 2013
Net sales	$210,883	$179,311
Cost of sales	169,445	142,925
Gross profit	41,438	36,386
Selling, general and administrative expenses	33,621	30,271
Operating income	7,817	6,115
Interest income	249	174
Interest expense	193	499
Other income, net	1,283	69
Earnings before income taxes	9,156	5,859
Income tax expense	3,054	1,700
Net earnings	$6,102	$4,159

Earnings per share - basic	$0.21	$0.15
Earnings per share - diluted	$0.21	$0.14
Weighted average basic shares outstanding	28,777	28,441
Weighted average diluted shares outstanding	29,385	29,337

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended
(In thousands)	May 31, 2014	June 1, 2013
Net earnings	$6,102	$4,159
Other comprehensive earnings:
Unrealized gain (loss) on marketable securities, net of $45 and $(29) tax expense (benefit), respectively	82	(53)
Unrealized loss on foreign currency hedge, net of $36 and $24 tax benefit, respectively	(62)	(41)
Foreign currency translation adjustments	2,150	252
Other comprehensive earnings	2,170	158
Total comprehensive earnings	$8,272	$4,317

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(In thousands)	May 31, 2014	June 1, 2013
Operating Activities
Net earnings	$6,102	$4,159
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	6,766	6,511
Stock-based compensation	1,250	1,118
Deferred income taxes	(501)	276
Excess tax benefits from stock-based compensation	(1,589)	(1,009)
Gain on disposal of assets	(453)	(304)
Other, net	12	231
Changes in operating assets and liabilities:
Receivables	586	3,782
Inventories	(2,268)	(4,413)
Accounts payable and accrued expenses	(11,677)	(11,911)
Billings in excess of costs and earnings on uncompleted contracts	985	(2,051)
Refundable and accrued income taxes	2,825	1,425
Other, net	(842)	19
Net cash provided by (used in) operating activities	1,196	(2,167)
Investing Activities
Capital expenditures	(8,738)	(1,512)
Proceeds from sales of property, plant and equipment	201	169
Purchases of restricted investments	—	(2,800)
Sales of restricted investments	798	22,053
Purchases of marketable securities	(484)	(10,225)
Sales/maturities of marketable securities	868	6,656
Net cash (used in) provided by investing activities	(7,355)	14,341
Financing Activities
Payments on debt	(12)	(10,015)
Shares withheld for taxes, net of stock issued to employees	(3,164)	(1,141)
Excess tax benefits from stock-based compensation	1,589	1,009
Repurchase and retirement of common stock	(863)	—
Dividends paid	(3,078)	(2,687)
Net cash used in financing activities	(5,528)	(12,834)
Decrease in cash and cash equivalents	(11,687)	(660)
Effect of exchange rates on cash	315	40
Cash and cash equivalents at beginning of year	28,465	37,767
Cash and cash equivalents at end of period	$17,093	$37,147
Noncash Activity
Capital expenditures in accounts payable	$921	$298

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 1, 2014. The results of operations for the three-month period ended May 31, 2014 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 31, 2014 and March 1, 2014, and the results of operations, comprehensive earnings and cash flows for the three-month periods ended May 31, 2014 and June 1, 2013.

The Company’s fiscal year ends on the Saturday closest to the last day of February. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

The results of the Company's Brazilian subsidiary within the Architectural Glass segment are reported on a two-month lag. There were no significant intervening events that would have materially affected our consolidated financial statements had they been recorded during the three months ended May 31, 2014.

In connection with preparing the unaudited consolidated financial statements for the three months ended May 31, 2014, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events that required recognition or disclosure in the consolidated financial statements.

2.	New Accounting Standards
In May 2014, the FASB issued a standard on revenue from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, Apogee's fiscal 2018. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements.

No other new accounting pronouncements issued or effective during the first three months of fiscal 2015 have had or are expected to have a material impact on the consolidated financial statements.

3.	Share-Based Compensation
Total stock-based compensation expense included in the results of operations was $1.3 million and $1.1 million for the three-month periods ended May 31, 2014 and June 1, 2013, respectively.

Stock Options and SARs
There were no options or SARs issued in the first three months of fiscal 2015 or 2014. The following table summarizes the award transactions for the three months ended May 31, 2014:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2014	847,852	$13.88
Awards exercised	(20,791)	14.44
Awards canceled	(500)	11.86
Outstanding at May 31, 2014	826,561	$13.87	5.3 Years	$13,416,677
Vested or expected to vest at May 31, 2014	826,561	$13.87	5.3 Years	$13,416,677
Exercisable at May 31, 2014	676,390	$15.10	4.9 Years	$10,148,956

At May 31, 2014, there was $0.1 million of total unrecognized compensation cost related to stock option awards, which is expected to be recognized over a weighted average period of approximately three months. Cash proceeds from the exercise of stock options were $0.2 million and $1.4 million for the three months ended May 31, 2014 and June 1, 2013, respectively. The amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant for options exercised was $0.4 million during the three months ended May 31, 2014 and $1.6 million during the prior-year period.

Nonvested Shares and Share Units
The following table summarizes the nonvested share award transactions, including nonvested share units, for the three months ended May 31, 2014:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at March 1, 2014	575,064	$16.89
Granted(1)	144,486	26.70
Vested	(269,929)	15.53
Canceled	—	—
Nonvested at May 31, 2014	449,621	$20.86

(1)
Includes 40,735 of shares granted and immediately vested for achievement above target for the fiscal 2012-2014 performance period. Nonvested share units of 117,765 (at target) were previously granted in fiscal 2012 for this performance period.

At May 31, 2014, there was $7.2 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 25 months. The total fair value of shares vested during the three-month period of fiscal 2015 was $8.5 million.

4.	Earnings per Share
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share:

	Three Months Ended
(In thousands, except per share data)	May 31, 2014	June 1, 2013
Basic earnings per share – weighted common shares outstanding	28,777	28,441
Weighted average effect of nonvested share grants and assumed exercise of stock options	608	896
Diluted earnings per share – weighted common shares and potential common shares outstanding	29,385	29,337
Earnings per share – basic	$0.21	$0.15
Earnings per share – diluted	0.21	0.14
Stock options excluded from the calculation of earnings per share because the exercise price was greater than the average market price of the common shares	—	56

5.	Inventories

(In thousands)	May 31, 2014	March 1, 2014
Raw materials	$18,828	$17,975
Work-in-process	10,903	9,700
Finished goods	15,770	15,206
Costs and earnings in excess of billings on uncompleted contracts	4,921	5,101
Total inventories	$50,422	$47,982

6.	Marketable Securities
At May 31, 2014, the Company had investments in municipal bonds of $10.8 million; $0.6 million was current and $10.2 million was non-current. The Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd. (Prism), holds all of the municipal bonds. Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available for sale,” are carried at fair value and are reported as short-term available-for-sale securities or available-for-sale securities in the consolidated balance sheet.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at May 31, 2014 and March 1, 2014, were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
May 31, 2014
Municipal bonds	$10,913	$119	$(234)	$10,798
Total investments	$10,913	$119	$(234)	$10,798
March 1, 2014
Municipal bonds	$11,719	$94	$(336)	$11,477
Total investments	$11,719	$94	$(336)	$11,477

Available for sale securities with a fair value of $3.7 million have been in a continuous unrealized loss position for more than 12 months with unrealized losses of $0.2 million.

The Company tests for other than temporary losses on a quarterly basis and considers the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount, and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The amortized cost and estimated fair values of investments at May 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$560	$564
Due after one year through five years	2,398	2,435
Due after five years through 10 years	6,690	6,703
Due after 10 years through 15 years	1,250	1,081
Due beyond 15 years	15	15
Total	$10,913	$10,798

Gross realized gains and losses were not material during either of the first three-month periods of fiscal 2015 or 2014.

7.	Fair Value Measurements
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

Financial assets and liabilities measured at fair value as of May 31, 2014 and March 1, 2014, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
May 31, 2014
Cash equivalents
Money market funds	$8,242	$—	$—	$8,242
Total cash equivalents	8,242	—	—	8,242
Available for sale securities
Municipal bonds	$—	$10,798	$—	$10,798
Total available for sale securities	—	10,798	—	10,798
Restricted investments
Money market funds	$1,742	$—	$—	$1,742
Total restricted investments	1,742	—	—	1,742
Mutual fund investments
Mutual funds	$807	$—	$—	$807
Total mutual fund investments	807	—	—	807
Total assets at fair value	$10,791	$10,798	$—	$21,589

March 1, 2014
Cash equivalents
Money market funds	$12,788	$—	$—	$12,788
Total cash equivalents	12,788	—	—	12,788
Available for sale securities
Municipal bonds	$—	$11,477	$—	$11,477
Total available for sale securities	—	11,477	—	11,477
Restricted investments
Money market funds	$2,540	$—	$—	$2,540
Total restricted investments	2,540	—	—	2,540
Mutual fund investments
Mutual funds	$409	$—	$—	$409
Total mutual fund investments	409	—	—	409
Foreign currency instruments
Foreign currency instruments	$—	$98	$—	$98
Total foreign currency instruments	$—	$98	$—	$98
Total assets at fair value	$15,737	$11,575	$—	$27,312

Cash equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are held at fair value based on quoted market prices, which approximate stated cost.

Available for sale securities
The Company had short-term available-for-sale securities of $0.6 million and long-term available-for-sale securities of $10.2 million as of May 31, 2014, consisting of municipal bonds. All of the Company’s fixed maturity investments are classified as “available for sale,” and are carried at fair market value based on market prices from recent trades of similar securities.

Restricted investments
The Company had $1.7 million of long-term restricted investments, as of May 31, 2014, consisting of money market funds, which are short term in nature but are restricted for future investment in the Company's storefront and entrance business in Michigan, and are, therefore, classified as long term. The restricted investments are held at fair value based on quoted market prices, which approximate stated cost.

Mutual fund investments
The Company had $0.8 million of mutual fund investments as of May 31, 2014 as a long-term funding source for the deferred compensation plan. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

Foreign Currency Instruments
The Company had a foreign exchange forward contract in place to hedge against the effect of exchange rate fluctuations on certain forecasted purchases. The forward contract was measured at fair value using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates.

8.	Acquisitions
On November 5, 2013, the Company acquired all of the shares of Alumicor Limited (Alumicor), a privately held business, for $52.9 million, including cash acquired of $1.6 million. Alumicor is a window, storefront, entrance and curtainwall company primarily serving the Canadian commercial construction market. Alumicor's results of operations have been included in the consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition.

The following unaudited pro forma consolidated condensed financial results of operations for the three-months ended June 1, 2013 are presented as if the acquisition had been completed at the beginning of fiscal year 2014:

Three Months Ended
(In thousands, except per share data)	June 1, 2013
Net sales	$192,363
Net income	4,523
Earnings per share
Basic	$0.16
Diluted	0.15

These unaudited pro forma consolidated condensed financial results have been prepared for comparative purposes only and include certain adjustments, such as elimination of interest expense on pre-acquisition debt of the acquiree. The adjustments do not reflect the effect of synergies and integration costs that would result from integration of this acquisition.

9.	Goodwill and Other Identifiable Intangible Assets
The carrying amount of goodwill attributable to each business segment as of the three months ended May 31, 2014 is detailed below.

(In thousands)	Architectural Glass	Architectural Services	Architectural Framing Systems	Large-Scale Optical	Total
Balance at March 2, 2013	$27,002	$1,120	$22,663	$10,557	$61,342
Goodwill acquired	—	—	18,254	—	18,254
Foreign currency translation	(374)	—	(1,201)	—	(1,575)
Balance at March 1, 2014	26,628	1,120	39,716	10,557	78,021
Foreign currency translation	115	—	426	—	541
Balance at May 31, 2014	$26,743	$1,120	$40,142	$10,557	$78,562

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization:

	May 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Definite-lived intangible assets:
Debt issue costs	$3,453	$(2,417)	$—	$1,036
Non-compete agreements	6,690	(6,261)	7	436
Customer relationships	25,677	(10,910)	354	15,121
Trademarks and other intangibles	8,275	(2,609)	75	5,741
Total definite-lived intangible assets	$44,095	$(22,197)	$436	$22,334
Indefinite-lived intangible assets:
Trademarks	4,768	—	119	4,887
Total intangible assets	$48,863	$(22,197)	$555	$27,221

	March 1, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Definite-lived intangible assets:
Debt issue costs	$3,453	$(2,370)	$—	$1,083
Non-compete agreements	6,767	(6,266)	(35)	466
Customer relationships	26,862	(10,673)	(1,077)	15,112
Trademarks and other intangibles	8,566	(2,546)	(251)	5,769
Total definite-lived intangible assets	$45,648	$(21,855)	$(1,363)	$22,430
Indefinite-lived intangible assets:
Trademarks	5,104	—	(336)	4,768
Total intangible assets	$50,752	$(21,855)	$(1,699)	$27,198

Amortization expense on the definite-lived intangible assets was $0.5 million and $0.4 million for three-month periods ended May 31, 2014 and June 1, 2013, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At May 31, 2014, the estimated future amortization expense for definite-lived intangible assets for the remainder of fiscal 2015 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019
Estimated amortization expense	$1,774	$1,951	$1,808	$1,763	$1,676

10.	Debt
The Company maintains a $100.0 million revolving credit facility that expires in November 2018. No borrowings were outstanding under the facility as of May 31, 2014 or March 1, 2014.

The credit facility requires the Company to maintain a minimum level of net worth, as defined in the credit facility, based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at May 31, 2014 was $292.7 million, whereas the Company’s net worth as defined in the credit facility was $356.7 million. The credit facility also requires that the Company maintain an adjusted debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, the Company reduces non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. The Company’s ratio was 0.28 at May 31, 2014. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At May 31, 2014, the Company was in compliance with the financial covenants of the credit facility.

Debt at May 31, 2014 consists of $20.4 million of industrial revenue bonds, and $0.3 million of other debt. The industrial revenue bonds mature in fiscal years 2021 through 2043, and the other debt matures in fiscal years 2015 through 2021. The fair value of the industrial revenue bonds approximates carrying value at May 31, 2014, due to the variable interest rates on these instruments. The bonds are classified as Level 2 within the fair value hierarchy.

Interest payments were $0.1 million and $0.2 million for the three months ended May 31, 2014 and June 1, 2013, respectively, and primarily relate to fees associated with our revolving credit facility.

11.	Employee Benefit Plans

Pension Plans
The Company sponsors an unfunded Officers’ Supplemental Executive Retirement Plan for the benefit of certain executives and a defined-benefit pension plan, the Tubelite, Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost for the plans for the three-month periods ended May 31, 2014 and June 1, 2013, were as follows:

	Three Months Ended
(In thousands)	May 31, 2014	June 1, 2013
Interest cost	$138	$134
Expected return on assets	(43)	(46)
Amortization of unrecognized net loss	44	59
Net periodic benefit cost	$139	$147

12.	Income Taxes
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

The total liability for unrecognized tax benefits at May 31, 2014 and March 1, 2014 was approximately $5.4 million and $5.2 million, respectively. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.4 million during the next 12 months due to audit settlements and lapsing of statutes.

In September 2013, the U.S. Department of the Treasury and the IRS issued final regulations addressing the acquisition, production and improvement of tangible property, and also proposed regulations addressing the disposition of property. These regulations replace previously issued temporary regulations and are effective for tax years beginning on or after January 1, 2014. The adoption of the new regulations did not have a material impact on the Company’s consolidated financial statements.

13.	Commitments and Contingent Liabilities

Operating lease commitments. As of May 31, 2014, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

(In thousands)	Remainder of Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Total minimum payments	$7,166	$8,822	$7,041	$5,492	$6,983	$2,933	$38,437

Bond commitments. In the ordinary course of business, predominantly in the Company’s Architectural Services business, the Company is required to provide surety or performance bonds that commit payments to its customers for any non-performance by the Company. At May 31, 2014, $81.6 million of the Company’s backlog was bonded by performance bonds with a face value of $278.1 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to make any payments related to these performance bonds with respect to any of the current portfolio of businesses.

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

	Three Months Ended
(In thousands)	May 31, 2014	June 1, 2013
Balance at beginning of period	$11,978	$8,323
Additional accruals	1,060	1,323
Claims paid	(891)	(857)
Balance at end of period	$12,147	$8,789

Letters of credit. At May 31, 2014, the Company had ongoing letters of credit related to its construction contracts and certain industrial revenue bonds. The total value of letters of credit under which the Company was obligated as of May 31, 2014 was approximately $23.5 million, all of which have been issued under the credit facility. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of May 31, 2014, these obligations totaled $85.2 million.

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

The following table presents sales and operating income data for the Company’s four reporting segments, and on a consolidated basis, for the three months ended May 31, 2014, as compared to the corresponding period a year ago:

	Three Months Ended
(In thousands)	May 31, 2014	June 1, 2013
Net Sales from operations
Architectural Glass	$79,634	$74,803
Architectural Services	51,616	46,476
Architectural Framing Systems	64,222	44,446
Large-Scale Optical	20,061	19,473
Intersegment eliminations	(4,650)	(5,887)
Net sales	$210,883	$179,311
Operating Income (Loss) from operations
Architectural Glass	$2,800	$1,371
Architectural Services	184	(965)
Architectural Framing Systems	1,931	2,064
Large-Scale Optical	3,964	4,698
Corporate and other	(1,062)	(1,053)
Operating income	$7,817	$6,115

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, the Company has determined that it is impractical to report product revenues generated by class of product, beyond the segment revenues currently reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014.

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

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended March 1, 2014 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings
The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three-month periods of the current and prior fiscal years:

	Three Months Ended
(Percent of net sales)	May 31, 2014	June 1, 2013
Net sales	100.0%	100.0%
Cost of sales	80.4	79.7
Gross profit	19.6	20.3
Selling, general and administrative expenses	15.9	16.9
Operating income	3.7	3.4
Interest income	0.1	0.1
Interest expense	0.1	0.2
Other income, net	0.6	—
Earnings before income taxes	4.3	3.3
Income tax expense	1.4	1.0
Net earnings	2.9%	2.3%
Effective tax rate	33.4%	29.0%

Highlights of First Quarter of Fiscal 2015 Compared to First Quarter of Fiscal 2014
Consolidated net sales increased 17.6 percent, or $31.6 million, for the first quarter ended May 31, 2014, compared to the prior-year period. Organic growth was 11.9 percent, or $21.4 million, when excluding the sales growth attributable to the acquisition of Alumicor. This increase was due to volume growth in the U.S. window, storefront and finishing businesses in the Architectural Framing Systems segment accounting for approximately 6 percentage points of the increase; growth in the Architectural Services segment represented approximately 3 percentage points of the increase; and the remainder was driven by increased volume in the Architectural Glass segment.

Gross profit as a percent of sales for the quarter ended May 31, 2014 decreased to 19.6 percent from 20.3 percent in the prior-year period. The current quarter decrease as compared to the prior-year quarter was due to the impact of severe winter weather early in the first quarter that negatively impacted the entire Architectural Framing Systems segment.
Selling, general and administrative expenses for the first quarter were up $3.4 million to $33.6 million compared to $30.3 million in the prior-year period, while decreasing to 15.9 percent of net sales as compared to 16.9 percent in the prior-year period. The increase in spending was primarily due to the addition of the Alumicor business acquired in the third quarter of fiscal 2014.
Other income was $1.3 million in the first quarter of fiscal 2015 compared to $0.1 million in the prior-year period due to the receipt of the final distribution for a European business that was discontinued over 15 years ago.
In the first quarter of fiscal 2015, our effective tax rate was 33.4 percent, compared to 29.0 percent in the prior-year period. The increase in the effective tax rate was due to the expiration of tax credit programs.

Segment Analysis
Architectural Glass

	Three Months Ended
(In thousands)	May 31, 2014	June 1, 2013	% Change
Net sales	$79,634	$74,803	6.5%
Operating income	2,800	1,371	104.2%
Operating margin	3.5%	1.8%
First-quarter net sales of $79.6 million increased 6.5 percent over prior-year net sales of $74.8 million due to increased volume in U.S. and international market sectors. Operating income improved to $2.8 million in the current quarter, compared to $1.4 million in the prior-year quarter, with operating margins of 3.5 percent, compared to 1.8 percent in the prior-year quarter. The improvement in operating income and margins for the three-month period was due to the increased volume and improved capacity utilization.

Architectural Services

	Three Months Ended
(In thousands)	May 31, 2014	June 1, 2013	% Change
Net sales	$51,616	$46,476	11.1%
Operating income (loss)	184	(965)	119.1%
Operating margin	0.4%	(2.1)%
Net sales of $51.6 million for the first quarter were up 11.1 percent over prior-year net sales of $46.5 million due to increasing project activity. The segment reported operating income of $0.2 million in the current quarter, compared to a loss of $1.0 million in the prior-year period, with operating margins of 0.4 percent, compared to negative 2.1 percent in the prior-year quarter. The improvement in operating results was a result of improving project margins, as well as good project execution.

Architectural Framing Systems

	Three Months Ended
(In thousands)	May 31, 2014	June 1, 2013	% Change
Net sales	$64,222	$44,446	44.5%
Operating income	1,931	2,064	(6.4)%
Operating margin	3.0%	4.6%
First-quarter net sales of $64.2 million increased 44.5 percent over prior-year net sales of $44.4 million. Organic growth was $9.6 million, or 21.6%, when excluding sales growth from the acquired Alumicor business. The organic growth was due to double-digit volume increases at all three U.S. businesses in the segment, with the window business recovering from a gap in the schedule for complex projects and the U.S. storefront and finishing businesses increasing penetration within their target market sectors and geographies.

Operating income of $1.9 million in the current quarter was down 6.4 percent, compared to $2.1 million in the prior-year quarter, and operating margins decreased to 3.0 percent, from 4.6 percent in the prior-year quarter. Income growth in the U.S businesses on increased sales was more than offset by a loss in the Canadian storefront business due to the impact of severe winter weather early in the quarter.

Large-Scale Optical (LSO)

	Three Months Ended
(In thousands)	May 31, 2014	June 1, 2013	% Change
Net sales	$20,061	$19,473	3.0%
Operating income	3,964	4,698	(15.6)%
Operating margin	19.8%	24.1%
Net sales of $20.1 million for the first quarter were up 3.0 percent over prior-year net sales of $19.5 million on increased volume. Operating income of $4.0 million in the quarter decreased 15.6 percent from the prior-year period, and operating margins decreased to 19.8 percent, compared to 24.1 percent in the prior-year period. The decreased operating results were due to increased investments in research and development for new products and new market sectors, as well as in manufacturing capacity.

Backlog
Backlog represents the dollar amount of revenues we expect to recognize in the future from firm contracts or orders received, as well as those that are in progress. Backlog is not a term defined under generally accepted accounting principles and is not a measure of contract profitability. We include a project within our backlog at the time a signed contract or a firm purchase order is received, generally as a result of a competitive bidding process. Backlog by reporting segment at May 31, 2014 and June 1, 2013 was as follows:

(In thousands)	May 31, 2014	March 1, 2014	June 1, 2013
Architectural Glass	$98,204	73,206	$65,200
Architectural Services	209,155	187,471	192,805
Architectural Framing Systems	85,646	72,634	45,519
Large-Scale Optical	1,073	870	1,462
Intersegment eliminations	(8,966)	(4,546)	(3,151)
Total Backlog	$385,112	$329,635	$301,835

We expect approximately $307.6 million, or 80 percent, of our May 31, 2014 backlog to be recognized during the remainder of fiscal 2015, and approximately $77.5 million, or 20 percent, to be recognized in fiscal 2016 and beyond. We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of our ultimate profitability, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

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

Liquidity and Capital Resources

	Three Months Ended
(Cash effect, in thousands)	May 31, 2014	June 1, 2013
Operating Activities
Net cash provided by (used in) operating activities	$1,196	$(2,167)
Investing Activities
Capital expenditures	(8,738)	(1,512)
Change in restricted investments, net	798	19,253
Net sales (purchases) of marketable securities	384	(3,569)
Financing Activities
Payments on debt	(12)	(10,015)
Repurchase and retirement of common stock	(863)	—
Dividends paid	(3,078)	(2,687)

Operating activities. Cash provided by operating activities was $1.2 million for the first three months of fiscal 2015, compared to cash used of $2.2 million in the prior-year period. Both fiscal 2015 and 2014 results were negatively impacted by normal seasonal cash outflow in the first quarter as a result of payments made to fund annual incentive compensation plans, insurance and taxes.

Non-cash working capital (current assets, excluding cash and short-term available for sale securities and short-term restricted investments, less current liabilities, excluding current portion of long-term debt) was $87.0 million at May 31, 2014, or 10.8 percent of last 12-month net sales, a metric for measuring working capital efficiency. This compares to $77.3 million at March 1, 2014, or 10.0 percent of fiscal 2014 net sales, and 9.4 percent at June 1, 2013. The dollar change from year-end was due to working capital outflows for the current quarter as noted above.

Investing Activities. Through the first three months of fiscal 2015, cash used by investing activities was $7.4 million, compared to cash provided of $14.3 million in the same period last year. The current year included capital investments of $8.7 million. The net position of our investments resulted in net sales of $0.8 million for restricted investments and net sales of $0.4 million for marketable securities.

In fiscal 2014, capital investments were $1.5 million. In the first quarter of fiscal 2014, we released a net $19.3 million of restricted investments as a result of releasing the $10.0 million of cash held in escrow for the recovery zone facility bonds that was used to redeem the bonds and also releasing $12.0 million of cash collateral to unrestricted cash related to the letter of credit supporting these bonds. These items were slightly offset by $2.8 million of funds held in escrow for use in the Company's planned capital investments in the Architectural Glass segment business. We increased our investments in marketable securities by $3.6 million.

We expect fiscal 2015 capital expenditures to be approximately $40 million for investments for growth, product development capabilities and productivity, as well as maintenance capital.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity, further invest in, fully divest and/or sell parts of our current businesses. In the first quarter of fiscal 2014, we completed the temporary shutdown of our Architectural Glass segment facility in Utah to align overall capacity with the demand we are expecting over the next two years.

Financing Activities. Total outstanding borrowings at May 31, 2014 were $20.7 million, consistent with March 1, 2014 levels, and were $20.8 million at June 1, 2013. Debt at May 31, 2014 consisted of $20.4 million of industrial revenue bonds, and $0.3 million of other debt. The industrial revenue bonds mature in fiscal years 2021 through 2043, and the other debt matures in fiscal years 2015 through 2021. Our debt-to-total-capital ratio was 5.5 percent at both May 31, 2014 and March 1, 2014.

We maintain a $100.0 million revolving credit facility, which expires in November 2018. No borrowings were outstanding under the facility as of May 31, 2014 or March 1, 2014.

The credit facility requires the Company to maintain a minimum level of net worth, as defined in the credit facility, based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at

May 31, 2014 was $292.7 million, whereas the Company’s net worth as defined in the credit facility was $356.7 million. The credit facility also requires that the Company maintain an adjusted debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, the Company reduces non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. The Company’s ratio was 0.28 at May 31, 2014. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At May 31, 2014, the Company was in compliance with the financial covenants of the credit facility.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. We purchased 27,665 shares under the program during the first three months of fiscal 2015 for a total cost of $0.9 million; there were no share repurchases during fiscal 2014. We have purchased a total of 2,306,788 shares, at a total cost of $30.5 million, since the inception of this program. We have remaining authority to repurchase 943,212 shares under this program, which has no expiration date.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of May 31, 2014:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2015 Remaining	2016	2017	2018	2019	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$20,400	$20,400
Other debt obligations	52	52	52	52	52	51	311
Operating leases (undiscounted)	7,166	8,822	7,041	5,492	6,983	2,933	38,437
Purchase obligations	77,934	7,049	171	—	—	—	85,154
Total cash obligations	$85,152	$15,923	$7,264	$5,544	$7,035	$23,384	$144,302

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

We have purchase obligations for raw material commitments and capital expenditures. As of May 31, 2014, these obligations totaled $85.2 million.

We expect to make contributions of $0.8 million to our defined-benefit pension plans in fiscal 2015, which will equal or exceed our minimum funding requirements.

As of May 31, 2014, we had $5.4 million and $1.5 million of unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $0.4 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At May 31, 2014, we had ongoing letters of credit related to construction contracts and certain industrial revenue bonds. The Company’s $20.4 million of industrial revenue bonds are supported by $21.0 million of letters of credit that reduce availability of funds under our $100.0 million credit facility. The letters of credit by expiration period were as follows at May 31, 2014:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2015 Remaining	2016	2017	2018	2019	Thereafter	Total
Standby letters of credit	$—	$20,982	$—	$—	$—	$2,500	$23,482

In addition to the above standby letters of credit, which were predominantly issued for our industrial revenue bonds, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At May 31, 2014, $81.6 million of our backlog was bonded by performance bonds with a face value of $278.1 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

For fiscal 2015, we believe that current cash on hand and available capacity under our committed revolving credit facility, as well as the expected cash to be generated from future operating activities, will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments. We have total cash and short-term available for sale securities of $17.7 million, and $76.5 million available under our credit facility at May 31, 2014. We believe that this will provide us with the financial strength to continue our growth strategy as our end markets continue to improve.

Outlook
The following statements are based on our current expectations for full-year fiscal 2015 results. These statements are forward-looking, and actual results may differ materially.

•	Revenue growth of 15 to 20 percent over fiscal 2014.

•	We anticipate earnings per share of $1.40 to $1.50.

•	Capital expenditures are projected to be approximately $40 million.

Related Party Transactions
No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended March 1, 2014.

Critical Accounting Policies
No material changes have occurred in the disclosure of our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 1, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred to the disclosures of quantitative and qualitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended March 1, 2014.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended March 1, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
March 2, 2014 through March 29, 2014	1,867	$32.28	—	970,877
March 30, 2014 through April 26, 2014	4,675	31.41	—	970,877
April 27, 2014 through May 31, 2014	127,588	31.47	27,665	943,212
Total	134,130	$31.57	27,665	943,212

(a)
The shares in this column include shares that were repurchased as part of our publicly announced program and in addition includes 106,465 shares that were surrendered to us by plan participants to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.

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

10.1
Form of Bonus Pool Award Agreement under the Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 5, 2014.

10.2
Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 2, 2011). Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 5, 2014.

10.3
Form of Performance Award Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on May 5, 2014.

10.4
Form of Retention Incentive Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 1, 2014.

10.5
Form of Evaluation-Based Retention Agreement under the Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 1, 2014.

10.6
First Amendment, effective June 25, 2014 to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 1, 2014.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of May 31,2014 and March 1, 2014, (ii) the Consolidated Results of Operations for the three months ended May 31, 2014 and June 1, 2013, (iii) the Consolidated Statements of Comprehensive Earnings for the three months ended May 31, 2014 and June 1, 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended May 31, 2014 and June 1, 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: July 10, 2014	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: July 10, 2014	By: /s/ James S. Porter
James S. Porter Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended May 31, 2014

10.1
Form of Bonus Pool Award Agreement under the Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 5, 2014.

10.2
Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 2, 2011). Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 5, 2014.

10.3
Form of Performance Award Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on May 5, 2014.

10.4
Form of Retention Incentive Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 1, 2014.

10.5
Form of Evaluation-Based Retention Agreement under the Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 1, 2014.

10.6
First Amendment, effective June 25, 2014 to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 1, 2014.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of May 31, 2014 and March 1, 2014, (ii) the Consolidated Results of Operations for the three months ended May 31, 2014 and June 1, 2013, (iii) the Consolidated Statements of Comprehensive Earnings for the three months ended May 31, 2014 and June 1, 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended May 31, 2014 and June 1, 2013, and (v) Notes to Consolidated Financial Statements.