Form 10-Q
period 2014-08-30
APOGEE ENTERPRISES, INC.
filed 2014-10-09
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2014

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
As of September 26, 2014, 28,962,726 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except per share data)	August 30, 2014	March 1, 2014
Assets
Current assets
Cash and cash equivalents	$24,648	$28,465
Short-term available for sale securities	393	204
Receivables, net of allowance for doubtful accounts	165,429	154,914
Inventories	51,289	47,982
Refundable income taxes	7,774	973
Deferred tax assets	3,271	3,529
Other current assets	8,251	6,725
Total current assets	261,055	242,792
Property, plant and equipment, net	195,250	193,946
Available for sale securities	6,476	11,273
Restricted investments	947	2,540
Goodwill	78,594	78,021
Intangible assets	26,745	27,198
Other non-current assets	9,870	9,587
Total assets	$578,937	$565,357
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$46,935	$47,241
Accrued payroll and related benefits	23,941	25,216
Accrued self-insurance reserves	8,050	6,683
Other current liabilities	27,578	35,088
Billings in excess of costs and earnings on uncompleted contracts	30,664	22,557
Current portion long-term debt	53	49
Total current liabilities	137,221	136,834
Long-term debt	21,446	20,659
Unrecognized tax benefits	5,108	5,234
Long-term self-insurance reserves	7,166	7,977
Deferred tax liabilities	8,876	7,403
Other non-current liabilities	32,830	34,620
Commitments and contingent liabilities (Note 13)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,956,086 and 28,958,119, respectively	9,653	9,653
Additional paid-in capital	134,392	130,570
Retained earnings	232,601	225,367
Common stock held in trust	(796)	(791)
Deferred compensation obligations	796	791
Accumulated other comprehensive loss	(10,356)	(12,960)
Total shareholders’ equity	366,290	352,630
Total liabilities and shareholders’ equity	$578,937	$565,357

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Net sales	$231,945	$178,287	$442,828	$357,598
Cost of sales	182,624	139,752	352,069	282,677
Gross profit	49,321	38,535	90,759	74,921
Selling, general and administrative expenses	33,825	29,177	67,446	59,449
Operating income	15,496	9,358	23,313	15,472
Interest income	215	213	463	387
Interest expense	225	246	417	745
Other income (expense), net	195	(104)	1,477	(34)
Earnings before income taxes	15,681	9,221	24,836	15,080
Income tax (benefit) expense	(1,110)	3,100	1,944	4,800
Net earnings	$16,791	$6,121	$22,892	$10,280

Earnings per share - basic	$0.59	$0.21	$0.80	$0.36
Earnings per share - diluted	$0.57	$0.21	$0.78	$0.35
Weighted average basic shares outstanding	28,774	28,394	28,776	28,417
Weighted average diluted shares outstanding	29,306	29,211	29,345	29,274

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Net earnings	$16,791	$6,121	$22,892	$10,280
Other comprehensive earnings (loss):
Unrealized gain (loss) on marketable securities, net of $9, $(122), $54 and $(151) tax expense (benefit), respectively	17	(227)	99	(280)
Unrealized gain (loss) on foreign currency hedge, net of $-, $104, $(36) and $80 tax expense (benefit), respectively	—	182	(62)	141
Foreign currency translation adjustments	417	(1,869)	2,567	(1,617)
Other comprehensive earnings (loss)	434	(1,914)	2,604	(1,756)
Total comprehensive earnings	$17,225	$4,207	$25,496	$8,524

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(In thousands)	August 30, 2014	August 31, 2013
Operating Activities
Net earnings	$22,892	$10,280
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	13,743	13,175
Stock-based compensation	2,582	2,306
Deferred income taxes	1,620	47
Excess tax benefits from stock-based compensation	(2,127)	(1,623)
Gain on disposal of assets	(672)	(814)
Other, net	(89)	398
Changes in operating assets and liabilities:
Receivables	(10,054)	(2,402)
Inventories	(3,114)	(4,149)
Accounts payable and accrued expenses	(10,110)	(4,650)
Billings in excess of costs and earnings on uncompleted contracts	8,107	(3,652)
Refundable and accrued income taxes	(4,803)	3,469
Other, net	(1,355)	(123)
Net cash provided by operating activities	16,620	12,262
Investing Activities
Capital expenditures	(13,267)	(8,236)
Proceeds from sales of property, plant and equipment	201	458
Acquisition of business, net of cash acquired	—	(2,155)
Purchases of restricted investments	—	(2,800)
Sales of restricted investments	1,584	22,656
Purchases of marketable securities	(1,366)	(11,680)
Sales/maturities of marketable securities	6,280	22,859
Investments in corporate-owned life insurance policies	(628)	—
Net cash (used in) provided by investing activities	(7,196)	21,102
Financing Activities
Proceeds from issuance of debt	790	—
Payments on debt	(25)	(10,029)
Payments on debt issue costs	—	(73)
Shares withheld for taxes, net of stock issued to employees	(3,707)	(1,361)
Excess tax benefits from stock-based compensation	2,127	1,623
Repurchase and retirement of common stock	(6,894)	—
Dividends paid	(5,976)	(5,277)
Net cash used in financing activities	(13,685)	(15,117)
(Decrease) increase in cash and cash equivalents	(4,261)	18,247
Effect of exchange rates on cash	444	(373)
Cash and cash equivalents at beginning of year	28,465	37,767
Cash and cash equivalents at end of period	$24,648	$55,641
Noncash Activity
Capital expenditures in accounts payable	$842	$319

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 1, 2014. The results of operations for the six-month period ended August 30, 2014 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 30, 2014 and March 1, 2014, and the results of operations and comprehensive earnings for the three and six-month periods ended August 30, 2014 and August 31, 2013, and cash flows for the six-month periods ended August 30, 2014 and August 31, 2013.

The Company’s fiscal year ends on the Saturday closest to the last day of February. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

The results of the Company's Brazilian subsidiary within the Architectural Glass segment are reported on a two-month lag. There were no significant intervening events that would have materially affected our consolidated financial statements had they been recorded during the six months ended August 30, 2014.

In connection with preparing the unaudited consolidated financial statements for the six months ended August 30, 2014, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing. Subsequent to the end of the quarter, the Company executed a release of security under the terms of its existing committed revolving credit facility. Upon release of the security, the Company is now required to maintain a debt-to-EBITDA ratio of not more than 2.75; replacing the adjusted debt-to-EBITDA covenant. This ratio will be computed quarterly for all subsequent quarters, beginning with the Company’s third quarter of fiscal 2015. The Company would have been in compliance with this new debt-to-EBITDA covenant at August 30, 2014, if the covenant had been in place at that time.

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

No other new accounting pronouncements issued or effective during the first six months of fiscal 2015 have had or are expected to have a material impact on the consolidated financial statements.

3.	Share-Based Compensation
Total share-based compensation expense included in the results of operations was $2.6 million and $2.3 million for the six-month periods ended August 30, 2014 and August 31, 2013, respectively.

Stock Options and SARs
There were no options or SARs issued in the first six months of either fiscal 2015 or 2014. The following table summarizes the award transactions for the six months ended August 30, 2014:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2014	847,852	$13.88
Awards exercised	(41,544)	18.03
Awards canceled	(500)	11.86
Outstanding and exercisable at August 30, 2014	805,808	$13.67	5.1 Years	$18,405,888

Cash proceeds from the exercise of stock options were $0.2 million and $1.6 million for the six months ended August 30, 2014 and August 31, 2013, respectively. The amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant for options exercised was $0.6 million during the six months ended August 30, 2014 and $1.9 million during the prior-year period.

Nonvested Shares and Share Units
The following table summarizes the nonvested share award transactions, including nonvested share units, for the six months ended August 30, 2014:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at March 1, 2014	575,064	$16.89
Granted(1)	182,718	28.12
Vested	(341,551)	15.07
Canceled	(484)	31.95
Nonvested at August 30, 2014	415,747	$23.30

(1)
Includes 40,735 of shares granted and immediately vested for achievement above target for the fiscal 2012-2014 performance period. Nonvested share units of 117,765 (at target) were previously granted in fiscal 2012 for this performance period.

At August 30, 2014, there was $7.3 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 25 months. The total fair value of shares vested during the six-month period of fiscal 2015 was $10.9 million.

4.	Earnings per Share
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Basic earnings per share – weighted common shares outstanding	28,774	28,394	28,776	28,417
Weighted average effect of nonvested share grants and assumed exercise of stock options	532	817	569	857
Diluted earnings per share – weighted common shares and potential common shares outstanding	29,306	29,211	29,345	29,274
Earnings per share – basic	$0.59	$0.21	$0.80	$0.36
Earnings per share – diluted	0.57	0.21	0.78	0.35
Stock options excluded from the calculation of earnings per share because the exercise price was greater than the average market price of the common shares	—	55	—	55

5.	Inventories

(In thousands)	August 30, 2014	March 1, 2014
Raw materials	$19,975	$17,975
Work-in-process	11,628	9,700
Finished goods	15,934	15,206
Costs and earnings in excess of billings on uncompleted contracts	3,752	5,101
Total inventories	$51,289	$47,982

6.	Marketable Securities
At August 30, 2014, the Company had investments in municipal bonds of $6.9 million; $0.4 million was current and $6.5 million was non-current. The Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd. (Prism), holds all of the municipal bonds. Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available for sale,” carried at fair value and reported as short-term available-for-sale securities or available-for-sale securities in the consolidated balance sheet.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at August 30, 2014 and March 1, 2014, were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
August 30, 2014
Municipal bonds	$6,958	$47	$(136)	$6,869
Total investments	$6,958	$47	$(136)	$6,869
March 1, 2014
Municipal bonds	$11,719	$94	$(336)	$11,477
Total investments	$11,719	$94	$(336)	$11,477

As of August 30, 2014, available for sale securities with a fair value of $2.8 million have been in a continuous unrealized loss position for more than 12 months with unrealized losses of $0.1 million.

The Company tests for other than temporary losses on a quarterly basis and considers the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount, and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The amortized cost and estimated fair values of investments at August 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$388	$393
Due after one year through five years	859	870
Due after five years through 10 years	4,461	4,461
Due after 10 years through 15 years	1,250	1,145
Total	$6,958	$6,869

Gross realized gains were $0.1 million during the first six-months of fiscal 2015 and were not material during the six-month period of fiscal 2014. Gross realized losses were immaterial during the fiscal 2015 and 2014 year-to-date periods.

7.	Fair Value Measurements
The Company accounts for financial assets and liabilities in accordance with accounting standards that define fair value and establish a framework for measuring fair value. The hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company does not have any Level 3 assets or liabilities.

Financial assets and liabilities measured at fair value as of August 30, 2014 and March 1, 2014, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
August 30, 2014
Cash equivalents
Money market funds	$20,099	$—	$20,099
Total cash equivalents	20,099	—	20,099
Available for sale securities
Municipal bonds	$—	$6,869	$6,869
Total available for sale securities	—	6,869	6,869
Restricted investments
Money market funds	$947	$—	$947
Total restricted investments	947	—	947
Mutual fund investments
Mutual funds	$304	$—	$304
Total mutual fund investments	304	—	304
Total assets at fair value	$21,350	$6,869	$28,219

March 1, 2014
Cash equivalents
Money market funds	$12,788	$—	$12,788
Total cash equivalents	12,788	—	12,788
Available for sale securities
Municipal bonds	$—	$11,477	$11,477
Total available for sale securities	—	11,477	11,477
Restricted investments
Money market funds	$2,540	$—	$2,540
Total restricted investments	2,540	—	2,540
Mutual fund investments
Mutual funds	$409	$—	$409
Total mutual fund investments	409	—	409
Foreign currency instruments
Foreign currency instruments	$—	$98	$98
Total foreign currency instruments	$—	$98	$98
Total assets at fair value	$15,737	$11,575	$27,312

Cash equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are held at fair value based on quoted market prices, which approximate stated cost.

Available for sale securities
The Company had short-term available-for-sale securities of $0.4 million and long-term available-for-sale securities of $6.5 million as of August 30, 2014, consisting of municipal bonds. All of the Company’s fixed maturity investments are classified as “available for sale,” and are carried at fair market value based on market prices from recent trades of similar securities.

Restricted investments
The Company had $0.9 million of long-term restricted investments, as of August 30, 2014, consisting of money market funds, which are short term in nature but are restricted for future investment in the Company's storefront and entrance business in Michigan, and are, therefore, classified as long term. The restricted investments are held at fair value based on quoted market prices, which approximate stated cost.

Mutual fund investments
The Company had $0.3 million of mutual fund investments as of August 30, 2014 as a long-term funding source for the deferred compensation plan. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

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

The following unaudited pro forma consolidated condensed financial results of operations for the three and six months ended August 31, 2013 are presented as if the acquisition had been completed at the beginning of fiscal year 2014:

	August 31, 2013
(In thousands, except per share data)	Three Months Ended	Six Months Ended
Net sales	$192,446	$384,819
Net income	7,388	11,918
Earnings per share
Basic	$0.26	$0.42
Diluted	0.25	0.41

These unaudited pro forma consolidated condensed financial results have been prepared for comparative purposes only and include certain adjustments, such as elimination of interest expense on pre-acquisition debt of the acquiree. The adjustments do not reflect the effect of synergies and integration costs that would result from integration of this acquisition.

9.	Goodwill and Other Identifiable Intangible Assets
The carrying amount of goodwill attributable to each business segment as of the six months ended August 30, 2014 is detailed below.

(In thousands)	Architectural Glass	Architectural Services	Architectural Framing Systems	Large-Scale Optical	Total
Balance at March 2, 2013	$27,002	$1,120	$22,663	$10,557	$61,342
Goodwill acquired	—	—	18,254	—	18,254
Foreign currency translation	(374)	—	(1,201)	—	(1,575)
Balance at March 1, 2014	26,628	1,120	39,716	10,557	78,021
Foreign currency translation	175	—	398	—	573
Balance at August 30, 2014	$26,803	$1,120	$40,114	$10,557	$78,594

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization:

	August 30, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Definite-lived intangible assets:
Debt issue costs	$3,453	$(2,465)	$—	$988
Non-compete agreements	6,690	(6,300)	12	402
Customer relationships	25,677	(11,260)	385	14,802
Trademarks and other intangibles	8,275	(2,714)	113	5,674
Total definite-lived intangible assets	$44,095	$(22,739)	$510	$21,866
Indefinite-lived intangible assets:
Trademarks	4,768	—	111	4,879
Total intangible assets	$48,863	$(22,739)	$621	$26,745

	March 1, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Definite-lived intangible assets:
Debt issue costs	$3,453	$(2,370)	$—	$1,083
Non-compete agreements	6,767	(6,266)	(35)	466
Customer relationships	26,862	(10,673)	(1,077)	15,112
Trademarks and other intangibles	8,566	(2,546)	(251)	5,769
Total definite-lived intangible assets	$45,648	$(21,855)	$(1,363)	$22,430
Indefinite-lived intangible assets:
Trademarks	5,104	—	(336)	4,768
Total intangible assets	$50,752	$(21,855)	$(1,699)	$27,198

Amortization expense on the definite-lived intangible assets was $1.1 million and $0.9 million for the six-month periods ended August 30, 2014 and August 31, 2013, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At August 30, 2014, the estimated future amortization expense for definite-lived intangible assets for the remainder of fiscal 2015 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019
Estimated amortization expense	$1,233	$1,951	$1,808	$1,763	$1,676

10.	Debt
The Company maintains a $100.0 million revolving credit facility that expires in November 2018. No borrowings were outstanding under the facility as of August 30, 2014 or March 1, 2014.

The credit facility requires the Company to maintain a minimum level of net worth, as defined in the credit facility, based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at August 30, 2014 was $301.8 million, whereas the Company’s net worth as defined in the credit facility was $366.3 million. The credit facility also requires that the Company maintain an adjusted debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, the Company reduces non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. The Company’s ratio was 0.27 at August 30, 2014. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At August 30, 2014, the Company was in compliance with the financial covenants of the credit facility.

In the second quarter of fiscal 2015, the Company entered into a Canadian Dollar 4.0 million revolving demand facility available to our Canadian operation. Borrowings of $0.8 million were outstanding as of August 30, 2014. All borrowings under the facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under the facility bear interest at rates specified in the credit agreement for the facility. The Company classifies any outstanding balances under this demand facility as long-term debt, as outstanding amounts can be refinanced through our committed revolving credit facility.

Debt at August 30, 2014 consists of $20.4 million of industrial revenue bonds, $0.8 million on the Canadian revolving credit facility and $0.3 million of other debt. The industrial revenue bonds mature in fiscal years 2021 through 2043, borrowings under our revolving facilities mature in fiscal 2019 and the other debt matures in fiscal years 2015 through 2021. The fair value of the industrial revenue bonds and revolving credit facility borrowings approximates carrying value at August 30, 2014, due to the variable interest rates on these instruments. The bonds are classified as Level 2 within the fair value hierarchy.

Interest payments were $0.3 million for each of the six months ended August 30, 2014 and August 31, 2013, and primarily relate to fees associated with our revolving credit facility.

11.	Employee Benefit Plans

Pension Plans
The Company sponsors an unfunded Officers’ Supplemental Executive Retirement Plan for the benefit of certain executives and a defined-benefit pension plan, the Tubelite, Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost for the plans for the three and six-month periods ended August 30, 2014 and August 31, 2013, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Interest cost	$138	$134	$276	$268
Expected return on assets	(43)	(46)	(86)	(92)
Amortization of unrecognized net loss	44	23	88	82
Net periodic benefit cost	$139	$111	$278	$258

12.	Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2011, or state and local income tax examinations for years prior to fiscal 2008. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2010, and there is very limited audit activity with respect to the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The total liability for unrecognized tax benefits at August 30, 2014 and March 1, 2014 was approximately $5.1 million and $5.2 million, respectively. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.4 million during the next 12 months due to pending audit settlements and lapsing of statutes.

During the fiscal quarter ending August 30, 2014, the Company recognized approximately $6.4 million of tax benefit from an energy-efficiency investment credit under Section 48C of the U.S. Internal Revenue Code. The tax credit was awarded in 2011 by the U.S. Internal Revenue Service (IRS) in cooperation with the Department of Energy as part of the American Reinvestment and Recovery Act to incent energy-efficiency investments throughout the United States. In August 2014, the Company announced the startup and commercial production of coatings on its new, qualifying architectural glass coater, which is producing coating products with higher levels of energy efficiency for commercial buildings.

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

Operating lease commitments. As of August 30, 2014, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

(In thousands)	Remainder of Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Total minimum payments	$4,531	$8,922	$7,343	$5,729	$7,278	$3,147	$36,950

Bond commitments. In the ordinary course of business, predominantly in the Company’s Architectural Services business, the Company is required to provide surety or performance bonds that commit payments to its customers for any non-performance by the Company. At August 30, 2014, $90.1 million of the Company’s backlog was bonded by performance bonds with a face value of $293.8 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to make any payments related to these performance bonds with respect to any of the current portfolio of businesses.

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

	Six Months Ended
(In thousands)	August 30, 2014	August 31, 2013
Balance at beginning of period	$11,978	$8,323
Additional accruals	1,975	2,863
Claims paid	(3,338)	(1,765)
Balance at end of period	$10,615	$9,421

Letters of credit. At August 30, 2014, the Company had ongoing letters of credit related to its construction contracts and certain industrial revenue bonds. The total value of letters of credit under which the Company was obligated as of August 30, 2014 was approximately $23.5 million, all of which have been issued under the credit facility. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of August 30, 2014, these obligations totaled $102.9 million.

Litigation. The Company is a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply and services industry, the Company’s construction supply and services businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company is also subject to litigation arising out of employment practices, workers compensation, general liability and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

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

The following table presents sales and operating income data for the Company’s four reporting segments, and on a consolidated basis, for the three and six months ended August 30, 2014, as compared to the corresponding periods a year ago:

	Three Months Ended		Six Months Ended
(In thousands)	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Net Sales from operations
Architectural Glass	$84,236	$69,974	$163,870	$144,777
Architectural Services	59,352	42,177	110,967	88,653
Architectural Framing Systems	76,736	49,450	140,958	93,896
Large-Scale Optical	19,363	19,745	39,423	39,218
Intersegment eliminations	(7,742)	(3,059)	(12,390)	(8,946)
Net sales	$231,945	$178,287	$442,828	$357,598
Operating Income (Loss) from operations
Architectural Glass	$3,299	$770	$6,099	$2,141
Architectural Services	1,772	(787)	1,956	(1,752)
Architectural Framing Systems	7,446	5,180	9,377	7,244
Large-Scale Optical	4,147	5,316	8,111	10,014
Corporate and other	(1,168)	(1,121)	(2,230)	(2,175)
Operating income	$15,496	$9,358	$23,313	$15,472

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

Overview
We are a leader in certain technologies and distinctive solutions for enclosing commercial buildings and framing art. The Company's four reportable segments are: Architectural Glass, Architectural Services, Architectural Framing Systems and Large-Scale Optical (LSO). Our Architectural Glass segment consists of Viracon, a fabricator of coated, high-performance architectural glass for global markets. The Architectural Services segment consists of Harmon, one of the largest U.S. full-service building glass installation and renovation companies, which designs, engineers, fabricates and installs the walls of glass, windows and other curtainwall products making up the outside skin of commercial and institutional buildings. The Architectural Framing Systems segment companies design, engineer, fabricate and finish the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial and institutional buildings. We have aggregated four operating segments into the Architectural Framing Systems reporting segment based upon their similar products, customers, distribution methods, production processes and economic characteristics: Wausau Window and Wall Systems, a manufacturer of standard and custom aluminum window systems and curtainwall for the North American commercial construction and historical renovation markets; Tubelite, a fabricator of aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry; Alumicor, a fabricator of aluminum storefront, entrance, curtainwall and window products for the Canadian commercial construction industry; and Linetec, a paint and anodize finisher of architectural aluminum and PVC shutters for U.S. markets. Our LSO segment consists of Tru Vue, a manufacturer of value-added glass and acrylic for the custom picture framing and museum/fine art markets.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended March 1, 2014 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Sales and Earnings
The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three and six-month periods of the current and prior fiscal years:

	Three Months Ended		Six Months Ended
(Percent of net sales)	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.7	78.4	79.5	79.0
Gross profit	21.3	21.6	20.5	21.0
Selling, general and administrative expenses	14.6	16.4	15.2	16.6
Operating income	6.7	5.2	5.3	4.4
Interest income	0.1	0.1	0.1	0.1
Interest expense	0.1	—	0.1	0.2
Other income (expense), net	0.1	(0.1)	0.3	—
Earnings before income taxes	6.8	5.2	5.6	4.3
Income tax (benefit) expense	(0.4)	1.8	0.4	1.4
Net earnings	7.2%	3.4%	5.2%	2.9%
Effective tax rate	(7.1)%	33.6%	7.8%	31.8%

Highlights of Second Quarter and First Six Months of Fiscal 2015 Compared to Second Quarter and First Six Months of Fiscal 2014
Consolidated net sales increased 30.1 percent, or $53.7 million, for the second quarter ended August 30, 2014, compared to the prior-year period. Organic growth was 22.5 percent, or $40.1 million, when excluding the sales growth attributable to the acquisition of Alumicor in the third quarter of fiscal 2014. The organic growth was due to volume growth in all of the architectural segment businesses. Growth in the Architectural Services segment represented approximately 9 percentage points of the increase, the Architectural Glass business represented approximately 8 points of the increase and the U.S. window, storefront and finishing businesses in the Architectural Framing Systems segment accounted for the remainder of the increase.

For the six-months ended August 30, 2014, consolidated net sales increased 23.8 percent, or $85.2 million. Organic growth was 17.2 percent, or $61.5 million, when excluding the sales growth attributable to the acquisition of Alumicor. Volume growth in the U.S. window, storefront and finishing businesses in the Architectural Framing Systems segment accounted for approximately 6 points of the organic increase, growth in the Architectural Services segment accounted for another 6 points of the increase, and improved volume and pricing in the Architectural Glass segment drove the remaining increase.
Gross profit as a percent of sales decreased slightly for the quarter ended August 30, 2014 to 21.3 percent from 21.6 percent in the prior-year period, and for the six-month period was 20.5 percent compared to 21.0 percent in the prior-year period. Both the current quarter and year-to-date periods were impacted by the sales in the highest-margin LSO segment representing a smaller percentage of revenues and higher aluminum costs and the soft Canadian economy in the Architectural Framing Systems segment. In addition, we experienced higher health care costs in the current quarter and ramp-up costs to address volume increases, primarily in the Architectural Glass segment. These declines were largely offset by improved margins in the Architectural Glass segment due to the impact of improved volume and pricing, and by improved project margins in the Architectural Services segment.
Selling, general and administrative (SG&A) expenses for the second quarter increased $4.6 million to $33.8 million compared to $29.2 million in the prior-year period, while decreasing to 14.6 percent of net sales as compared to 16.4 percent in the prior-year period. For the year-to-date period, SG&A expenses increased $8.0 million to $67.4 million compared to $59.4 million in the same period of fiscal 2014, and decreased as a percent of sales to 15.2 percent from 16.6 percent in fiscal 2014. Approximately one-half of the increase in spending for both the quarter and year-to-date periods was due to the addition of the Alumicor business. The remaining increase for both the quarter and year-to-date periods was due to increased incentive compensation on improved results and increased sales commissions from higher sales volumes.
Other income was $1.5 million in the first six months of fiscal 2015 compared to negligible results in the prior-year period due to the receipt of the final distribution in the first half of fiscal 2015 for a European business that was discontinued over 15 years ago.
In the second quarter of fiscal 2015, our effective tax rate was a negative 7.1 percent, compared to 33.6 percent in the prior-year period due to approximately $6.4 million of tax benefit from an energy-efficiency investment credit under Section 48C of the Internal Revenue Code in the current quarter. The tax credit was awarded in 2011 by the U.S. Internal Revenue Service (IRS) in cooperation with the Department of Energy as part of the American Reinvestment and Recovery Act to incent energy-efficiency investments throughout the United States. In August 2014, we announced the startup and commercial production of coatings on our new, qualifying architectural glass coater, which is producing coating products with higher levels of energy efficiency for commercial buildings. Excluding the impact of the tax credit, the tax rate was 34.0 percent for the quarter, consistent with prior-year amounts. For the year-to-date period, the tax rate, excluding the impact of tax credit, was 33.7 percent, an increase due to the expiration of federal tax credit programs in the United States.

Segment Analysis
Architectural Glass

	Three Months Ended			Six Months Ended
(In thousands)	August 30, 2014	August 31, 2013	% Change	August 30, 2014	August 31, 2013	% Change
Net sales	$84,236	$69,974	20.4%	$163,870	$144,777	13.2%
Operating income	3,299	770	328.4%	6,099	2,141	184.9%
Operating margin	3.9%	1.1%		3.7%	1.5%
Second-quarter Architectural Glass net sales of $84.2 million increased 20.4 percent over prior-year net sales of $70.0 million, and net sales of $163.9 million for the six months of fiscal 2015 increased 13.2 percent over $144.8 million in the same period of fiscal 2014. Both the second quarter and year-to-date growth was due to strong volume and improved pricing.
Architectural Glass operating income improved to $3.3 million in the second quarter, compared to $0.8 million in the prior-year quarter, with operating margins of 3.9 percent, compared to 1.1 percent in the prior-year quarter. For the year-to-date period, operating income of $6.1 million compared to $2.1 million in the prior-year period, with operating margins of 3.7 percent compared to 1.5 percent. As the markets the Architectural Glass segment serves have strengthened, the segment has benefited from operating leverage on volume growth and improved pricing, favorably impacting both the quarter and year-to-date periods. These favorable items were slightly offset by inefficiencies experienced as the business expands its workforce to meet demand.

Architectural Services

	Three Months Ended			Six Months Ended
(In thousands)	August 30, 2014	August 31, 2013	% Change	August 30, 2014	August 31, 2013	% Change
Net sales	$59,352	$42,177	40.7%	$110,967	$88,653	25.2%
Operating income (loss)	1,772	(787)	325.2%	1,956	(1,752)	211.6%
Operating margin	3.0%	(1.9)%		1.8%	(2.0)%
Architectural Services segment net sales of $59.4 million for the second quarter were up 40.7 percent over prior-year net sales of $42.2 million, and net sales of $111.0 million for the six-month period of fiscal 2015 increased 25.2 percent over fiscal 2014 net sales of $88.7 million. The increases for both the quarter and year-to-date periods were due to volume from project timing and a general increase in project activity.
The Architectural Services segment reported operating income of $1.8 million in the current quarter, compared to a loss of $0.8 million in the prior-year period, with operating margins of 3.0 percent, compared to negative 1.9 percent in the prior-year quarter. For the year-to-date period, operating income was $2.0 million, compared to a loss of $1.8 million in the same period of fiscal 2014, with operating margins of 1.8 percent, compared to negative 2.0 percent in the prior year. The improvements in operating results for both the quarter and year-to-date were a result of operating leverage on the increased volume and improved project margins, as well as good project execution.

Architectural Framing Systems

	Three Months Ended			Six Months Ended
(In thousands)	August 30, 2014	August 31, 2013	% Change	August 30, 2014	August 31, 2013	% Change
Net sales	$76,736	$49,450	55.2%	$140,958	$93,896	50.1%
Operating income	7,446	5,180	43.7%	9,377	7,244	29.4%
Operating margin	9.7%	10.5%		6.7%	7.7%
Second-quarter Architectural Framing Systems net sales of $76.7 million increased 55.2 percent over prior-year net sales of $49.5 million, with organic growth of 27.8 percent, when excluding sales growth from the acquired Alumicor business. For the year-to-date period, net sales of $141.0 million increased 50.1 percent from $93.9 million, with organic growth of 24.8 percent. The organic growth for both the quarter and year-to-date periods was due to double-digit volume increases at all three U.S. businesses in the segment, with the window business recovering from a prior-year gap in the schedule for complex projects and the U.S. storefront and finishing businesses increasing penetration within their target market sectors and geographies.
Architectural Framing Systems operating income of $7.4 million in the second quarter increased 43.7 percent, compared to $5.2 million in the prior-year quarter, while operating margins decreased to 9.7 percent, from 10.5 percent in the prior-year quarter. For the six-month period, operating income of $9.4 million was up 29.4 percent over $7.2 million reported in the prior-year, and operating margins were 6.7 percent compared to 7.7 percent. The decreases in operating margins for both the quarter and year-to-date periods were due to the negative impact of higher aluminum costs in the U.S. and Canadian storefront businesses and the impact of soft Canadian markets on the Canadian storefront business. These declines were nearly offset by income growth in the U.S. window and finishing businesses resulting from good execution on the increased volume.

Large-Scale Optical (LSO)

	Three Months Ended			Six Months Ended
(In thousands)	August 30, 2014	August 31, 2013	% Change	August 30, 2014	August 31, 2013	% Change
Net sales	$19,363	$19,745	(1.9)%	$39,423	$39,218	0.5%
Operating income	4,147	5,316	(22.0)%	8,111	10,014	(19.0)%
Operating margin	21.4%	26.9%		20.6%	25.5%
LSO net sales of $19.4 million for the second quarter were down 1.9 percent from prior-year net sales of $19.7 million. Net sales of $39.4 million for the six-month period increased 0.5 percent from $39.2 million of net sales in the prior-year period. The results for both the quarter and year-to-date periods were impacted by reduced volume as a result of timing of purchases by major retailers.

LSO operating income of $4.1 million in the quarter decreased 22.0 percent from the prior-year period, and operating margins decreased to 21.4 percent, compared to 26.9 percent in the prior-year period. On a year-to-date basis, operating income of $8.1 million was down 19.0 percent from $10.0 million in the prior-year period, and operating margins were 20.6 percent compared to 25.5 percent in the prior year. The decrease in operating results for the quarter was due to the impact of lower volume and mix of value-added products. The operating results for the year-to-date period were negatively impacted by increased investments in research and development for new products, new market sectors, and manufacturing capacity, and were also impacted by a lower mix of value-added products.

Backlog
Backlog represents the dollar amount of revenues we expect to recognize in the future from firm contracts or orders received, as well as those that are in progress. Backlog is not a term defined under generally accepted accounting principles and is not a measure of contract profitability. We include a project within our backlog at the time a signed contract or a firm purchase order is received, generally as a result of a competitive bidding process. Backlog by reporting segment at August 30, 2014, March 1, 2014 and August 31, 2013 was as follows:

(In thousands)	August 30, 2014	March 1, 2014	August 31, 2013
Architectural Glass	$132,824	73,206	$70,563
Architectural Services	256,582	187,471	177,152
Architectural Framing Systems	98,639	72,634	61,115
Large-Scale Optical	1,462	870	1,645
Intersegment eliminations	(9,340)	(4,546)	(6,239)
Total Backlog	$480,167	$329,635	$304,236

We expect approximately $285.3 million, or 59 percent, of our August 30, 2014 backlog to be recognized during the remainder of fiscal 2015, approximately $164.9 million, or 34 percent, to be recognized in fiscal 2016 and approximately $30.0 million, or 6.2 percent in fiscal 2017. We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of our ultimate profitability, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

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

Liquidity and Capital Resources

	Six Months Ended
(Cash effect, in thousands)	August 30, 2014	August 31, 2013
Operating Activities
Net cash provided by operating activities	$16,620	$12,262
Investing Activities
Capital expenditures	(13,267)	(8,236)
Acquisition of business, net of cash acquired	—	(2,155)
Change in restricted investments, net	1,584	19,856
Net sales (purchases) of marketable securities	4,914	11,179
Financing Activities
Proceeds from issuance of debt	790	—
Payments on debt	(25)	(10,029)
Repurchase and retirement of common stock	(6,894)	—
Dividends paid	(5,976)	(5,277)

Operating activities. Cash provided by operating activities was $16.6 million for the first six months of fiscal 2015, compared to cash provided of $12.3 million in the prior-year period. The improvement over the prior year was due to the higher level of income reported for the six months of fiscal 2015 as compared to the prior year, partially offset by cash used as we invested in working capital to support sales growth.

Non-cash working capital (current assets, excluding cash and short-term available for sale securities and short-term restricted investments, less current liabilities, excluding current portion of long-term debt) was $98.8 million at August 30, 2014. This compares to $77.3 million at March 1, 2014 and $70.3 million at August 31, 2013. The increase over year-end and the prior year is due to our investment in working capital to support sales growth.

Investing Activities. Through the first six months of fiscal 2015, cash used by investing activities was $7.2 million, compared to cash provided of $21.1 million in the same period last year. The current year included capital investments of $13.3 million. Net sales of marketable securities and restricted investments generated $6.5 million of cash.

In fiscal 2014, capital investments were $8.2 million. In the first half of fiscal 2014, we released a net $19.9 million of restricted investments as a result of releasing the $10.0 million of cash held in escrow for the recovery zone facility bonds that was used to redeem the bonds and also releasing $12.0 million of cash collateral to unrestricted cash related to the letter of credit supporting these bonds. These items were slightly offset by $2.8 million of funds held in escrow for use in the Company's planned capital investments in the Architectural Glass segment business. We decreased our investments in marketable securities by $11.2 million for the six-month period.

We expect fiscal 2015 capital expenditures to be approximately $40 million to be used for investments for growth, product development capabilities and productivity, as well as maintenance capital. This level of investment includes two capacity expansions. We plan to re-open the Architectural Glass facility in Utah in the fourth quarter of this year and to expand capacity in the Architectural Framing Systems' finishing business, which is expected to be operational in the second quarter of fiscal 2016.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings at August 30, 2014 were $21.5 million, $20.7 million at March 1, 2014, and were $20.8 million at August 31, 2013. Debt at August 30, 2014 consisted of $20.4 million of industrial revenue bonds, $0.8 million on the Canadian revolving credit facility and $0.3 million of other debt. The industrial revenue bonds mature in fiscal years 2021 through 2043, borrowings under our revolving credit facilities mature in fiscal 2019; and the other debt matures in fiscal years 2015 through 2021. Our debt-to-total-capital ratio was 5.5 percent at both August 30, 2014 and March 1, 2014.

In the second quarter of fiscal 2015, we entered into a Canadian Dollar 4.0 million revolving demand facility available to our Canadian operation. Borrowings of $0.8 million were outstanding as of August 30, 2014. All borrowings under the facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under the facility bear interest at rates specified in the credit agreement for the facility. We classify any outstanding balances under this demand facility as long-term debt, as outstanding amounts can be refinanced through our committed revolving credit facility.

We maintain a $100.0 million revolving credit facility, which expires in November 2018. No borrowings were outstanding under the facility as of August 30, 2014 or March 1, 2014.

The credit facility requires the Company to maintain a minimum level of net worth, as defined in the credit facility, based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit agreement at August 30, 2014 was $301.8 million, whereas the Company’s net worth as defined in the credit facility was $366.3 million. The credit facility also requires that the Company maintain an adjusted debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. For purposes of calculating the adjusted debt in the adjusted debt-to-EBITDA ratio, the Company reduces non-credit facility debt for up to $25 million to the extent of unrestricted cash balances, cash equivalents and short-term marketable securities available for sale in excess of $15 million. The Company’s ratio was 0.27 at August 30, 2014. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At August 30, 2014, the Company was in compliance with the financial covenants of the credit facility.

Subsequent to the end of the quarter, the Company executed a release of security under the terms of its existing committed revolving credit facility. Upon release of the security, the Company is now required to maintain a debt-to-EBITDA ratio of not more than

2.75; replacing the adjusted debt-to-EBITDA covenant. This ratio will be computed quarterly for all subsequent quarters, beginning with the Company’s third quarter of fiscal 2015. The Company would have been in compliance with this new debt-to-EBITDA covenant at August 30, 2014, if the covenant had been in place at that time.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. We purchased 203,509 shares under the program during the first six months of fiscal 2015, for a total cost of $6.9 million; there were no share repurchases during fiscal 2014. We have purchased a total of 2,482,632 shares, at a total cost of $36.5 million, since the inception of this program. We have remaining authority to repurchase 767,368 shares under this program, which has no expiration date.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of August 30, 2014:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2015 Remaining	2016	2017	2018	2019	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$20,400	$20,400
Other debt obligations	53	53	53	53	847	40	1,099
Operating leases (undiscounted)	4,531	8,922	7,343	5,729	7,278	3,147	36,950
Purchase obligations	57,801	43,376	1,768	—	—	—	102,945
Total cash obligations	$62,385	$52,351	$9,164	$5,782	$8,125	$23,587	$161,394

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

We have purchase obligations for raw material commitments and capital expenditures. As of August 30, 2014, these obligations totaled $102.9 million.

We expect to make contributions of $0.8 million to our defined-benefit pension plans in fiscal 2015, which will equal or exceed our minimum funding requirements.

As of August 30, 2014, we had $5.1 million and $1.4 million of unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $0.4 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At August 30, 2014, we had ongoing letters of credit related to construction contracts and certain industrial revenue bonds. The Company’s $20.4 million of industrial revenue bonds are supported by $21.0 million of letters of credit that reduce availability of funds under our $100.0 million credit facility. The letters of credit by expiration period were as follows at August 30, 2014:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2015 Remaining	2016	2017	2018	2019	Thereafter	Total
Standby letters of credit	$—	$20,982	$—	$—	$—	$2,500	$23,482

In addition to the above standby letters of credit, which were predominantly issued for our industrial revenue bonds, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At August 30, 2014, $90.1 million of our backlog was bonded by performance bonds with a face value of $293.8 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

For fiscal 2015, we believe that current cash on hand and available capacity under our committed revolving credit facility, as well as the expected cash to be generated from future operating activities, will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments. We have total cash and short-term available for sale securities of $25.0 million, and $76.5 million available under our committed credit facility at August 30, 2014. We believe that this will provide us with the financial strength to continue our growth strategy as our end markets continue to improve.

Outlook
The following statements are based on our current expectations for full-year fiscal 2015 results. These statements are forward-looking, and actual results may differ materially.

•	Revenue growth of approximately 20 percent over fiscal 2014.

•	We anticipate earnings per share of $1.62 to $1.72, including the $0.22 tax credit we earned in the second quarter. Gross margins are expected to be 22 to 23 percent.

•	Capital expenditures are projected to be approximately $40 million, including for recently announced capacity expansions in the Architectural Glass and Architectural Framing Systems segments.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply and services industry, the Company’s construction supply and services businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company is also subject to litigation arising out of employment practices, workers compensation, general liability and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

Item 1A.	Risk Factors

There have been no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended March 1, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
June 1, 2014 through June 28, 2014	21,067	$32.50	20,881	922,331
June 29, 2014 through July 26, 2014	155,465	34.38	154,963	767,368
July 27, 2014 through August 30, 2014	17,747	33.68	—	767,368
Total	194,279	$34.01	175,844	767,368

(a)
The shares in this column include shares that were repurchased as part of our publicly announced program and in addition include 18,435 shares that were surrendered to us by plan participants to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.

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

10.1
Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as amended and restated (2014). Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed on July 24, 2014.

10.2
Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2014 Restatement). Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed on July 24, 2014.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 30, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 30,2014 and March 1, 2014, (ii) the Consolidated Results of Operations for the three and six months ended August 30, 2014 and August 31, 2013, (iii) the Consolidated Statements of Comprehensive Earnings for the three and six months ended August 30, 2014 and August 31, 2013, (iv) the Consolidated Statements of Cash Flows for the six months ended August 30, 2014 and August 31, 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 9, 2014	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: October 9, 2014	By: /s/ James S. Porter
James S. Porter Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended August 30, 2014

10.1
Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as amended and restated (2014). Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed on July 24, 2014.

10.2
Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2014 Restatement). Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed on July 24, 2014.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 30, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 30, 2014 and March 1, 2014, (ii) the Consolidated Results of Operations for the three and six months ended August 30, 2014 and August 31, 2013, (iii) the Consolidated Statements of Comprehensive Earnings for the three and six months ended August 30, 2014 and August 31, 1, 2013, (iv) the Consolidated Statements of Cash Flows for the six months ended August 30, 2014 and August 31, 2013, and (v) Notes to Consolidated Financial Statements.