Form 10-Q
period 2014-11-29
APOGEE ENTERPRISES, INC.
filed 2015-01-08
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2014

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
As of December 26, 2014, 28,996,209 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except per share data)	November 29, 2014	March 1, 2014
Assets
Current assets
Cash and cash equivalents	$34,067	$28,465
Short-term available for sale securities	243	204
Receivables, net of allowance for doubtful accounts	174,996	154,914
Inventories	55,130	47,982
Refundable income taxes	—	973
Deferred tax assets	3,443	3,529
Other current assets	8,205	6,725
Total current assets	276,084	242,792
Property, plant and equipment, net	192,053	193,946
Available for sale securities	10,739	11,273
Restricted investments	464	2,540
Goodwill	77,529	78,021
Intangible assets	25,132	27,198
Other non-current assets	10,129	9,587
Total assets	$592,130	$565,357
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$55,516	$47,241
Accrued payroll and related benefits	30,702	25,216
Accrued self-insurance reserves	6,874	6,683
Other current liabilities	24,573	35,088
Billings in excess of costs and earnings on uncompleted contracts	25,464	22,557
Current portion long-term debt	48	49
Accrued income taxes	174	—
Total current liabilities	143,351	136,834
Long-term debt	22,505	20,659
Unrecognized tax benefits	5,048	5,234
Long-term self-insurance reserves	7,436	7,977
Deferred tax liabilities	6,232	7,403
Other non-current liabilities	33,358	34,620
Commitments and contingent liabilities (Note 13)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,996,209 and 28,958,119, respectively	9,665	9,653
Additional paid-in capital	136,415	130,570
Retained earnings	243,029	225,367
Common stock held in trust	(804)	(791)
Deferred compensation obligations	804	791
Accumulated other comprehensive loss	(14,909)	(12,960)
Total shareholders’ equity	374,200	352,630
Total liabilities and shareholders’ equity	$592,130	$565,357

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net sales	$244,410	$199,430	$687,238	$557,028
Cost of sales	187,757	156,042	539,826	438,719
Gross profit	56,653	43,388	147,412	118,309
Selling, general and administrative expenses	36,028	30,681	103,474	90,129
Operating income	20,625	12,707	43,938	28,180
Interest income	243	206	706	593
Interest expense	357	228	774	973
Other (expense) income, net	(16)	107	1,461	72
Earnings before income taxes	20,495	12,792	45,331	27,872
Income tax expense	6,759	3,124	8,703	7,924
Net earnings	$13,736	$9,668	$36,628	$19,948

Earnings per share - basic	$0.47	$0.34	$1.27	$0.70
Earnings per share - diluted	$0.47	$0.33	$1.25	$0.68
Weighted average basic shares outstanding	28,725	28,483	28,759	28,439
Weighted average diluted shares outstanding	29,358	29,376	29,350	29,308

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net earnings	$13,736	$9,668	$36,628	$19,948
Other comprehensive earnings (loss):
Unrealized gain (loss) on marketable securities, net of $16, $56, $70 and $(95) tax expense (benefit), respectively	30	105	129	(175)
Unrealized gain (loss) on foreign currency hedge, net of $-, $184, $(36) and $264 tax expense (benefit), respectively	—	322	(62)	463
Foreign currency translation adjustments	(4,583)	(1,045)	(2,016)	(2,662)
Other comprehensive loss	(4,553)	(618)	(1,949)	(2,374)
Total comprehensive earnings	$9,183	$9,050	$34,679	$17,574

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(In thousands)	November 29, 2014	November 30, 2013
Operating Activities
Net earnings	$36,628	$19,948
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	21,558	19,576
Stock-based compensation	3,705	3,471
Deferred income taxes	(1,022)	(2,224)
Excess tax benefits from stock-based compensation	(2,524)	(1,780)
Gain on disposal of assets	(835)	(1,297)
Proceeds from new markets tax credit transaction, net of deferred costs	—	7,752
Other, net	(6)	(214)
Changes in operating assets and liabilities:
Receivables	(20,697)	(8,247)
Inventories	(7,315)	(4,378)
Accounts payable and accrued expenses	3,041	10,443
Billings in excess of costs and earnings on uncompleted contracts	2,907	(5,387)
Refundable and accrued income taxes	3,551	5,518
Other, net	(1,911)	(475)
Net cash provided by operating activities	37,080	42,706
Investing Activities
Capital expenditures	(18,659)	(17,255)
Proceeds from sales of property, plant and equipment	204	733
Acquisition of business, net of cash acquired	—	(52,806)
Purchases of restricted investments	—	(36,200)
Sales of restricted investments	2,067	38,968
Purchases of marketable securities	(6,016)	(14,300)
Sales/maturities of marketable securities	6,821	37,917
Investments in corporate-owned life insurance policies	(739)	—
Net cash used in investing activities	(16,322)	(42,943)
Financing Activities
Proceeds from issuance of debt	1,946	—
Payments on debt	(38)	(10,068)
Payments on debt issue costs	(4)	(117)
Shares withheld for taxes, net of stock issued to employees	(3,615)	(961)
Excess tax benefits from stock-based compensation	2,524	1,780
Repurchase and retirement of common stock	(6,894)	—
Dividends paid	(8,875)	(7,868)
Net cash used in financing activities	(14,956)	(17,234)
Increase (decrease) in cash and cash equivalents	5,802	(17,471)
Effect of exchange rates on cash	(200)	(443)
Cash and cash equivalents at beginning of year	28,465	37,767
Cash and cash equivalents at end of period	$34,067	$19,853
Noncash Activity
Capital expenditures in accounts payable	$855	$1,396

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and notes are presented as permitted by the regulations of the Securities and Exchange Commission (Form 10-Q) and do not contain certain information included in the Company’s annual financial statements and notes. The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 1, 2014. The results of operations for the nine-month period ended November 29, 2014 are not necessarily indicative of the results to be expected for the full year.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of November 29, 2014 and March 1, 2014, and the results of operations and comprehensive earnings for the three and nine-month periods ended November 29, 2014 and November 30, 2013, and cash flows for the nine-month periods ended November 29, 2014 and November 30, 2013.

The Company’s fiscal year ends on the Saturday closest to the last day of February. Each interim quarter ends on the Saturday closest to the end of the months of May, August and November.

The results of the Company's Brazilian subsidiary within the Architectural Glass segment are reported on a two-month lag. There were no significant intervening events that would have materially affected our consolidated financial statements had they been recorded during the nine months ended November 29, 2014.

In connection with preparing the unaudited consolidated financial statements for the nine months ended November 29, 2014, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing. Subsequent to the end of the quarter, the Company entered into an amendment to its existing $100.0 million revolving credit facility. The amount of the facility was increased to $125.0 million; the expiration date was extended to December 2019, and the maximum debt-to-EBITDA ratio was increased to 3.00. No other provisions of the original agreement were materially amended by the amended credit agreement.

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

No other new accounting pronouncements issued or effective during the first nine months of fiscal 2015 have had or are expected to have a material impact on the consolidated financial statements.

3.	Share-Based Compensation
Total share-based compensation expense included in the results of operations was $3.7 million and $3.5 million for the nine-month periods ended November 29, 2014 and November 30, 2013, respectively.

Stock Options and SARs
There were no options or SARs issued in the first nine months of either fiscal 2015 or 2014. The following table summarizes the award transactions for the nine months ended November 29, 2014:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2014	847,852	$13.88
Awards exercised	(119,944)	19.95
Awards canceled	(500)	11.86
Outstanding and exercisable at November 29, 2014	727,408	$12.88	5.1 Years	$23,531,021

Cash proceeds from the exercise of stock options were $0.8 million and $2.0 million for the nine months ended November 29, 2014 and November 30, 2013, respectively. The amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant for options exercised was $2.1 million during the nine months ended November 29, 2014 and $2.4 million during the prior-year period.

Nonvested Shares and Share Units
The following table summarizes the nonvested share award transactions, including nonvested share units, for the nine months ended November 29, 2014:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at March 1, 2014	575,064	$16.89
Granted(1)	182,718	28.12
Vested	(351,151)	15.25
Canceled	(584)	31.95
Nonvested at November 29, 2014	406,047	$23.34

(1)
Includes 40,735 of shares granted and immediately vested for achievement above target for the fiscal 2012-2014 performance period. Nonvested share units of 117,765 (at target) were previously granted in fiscal 2012 for this performance period.

At November 29, 2014, there was $6.1 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 23 months. The total fair value of shares vested during the nine-month period of fiscal 2015 was $11.3 million.

4.	Earnings per Share
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Basic earnings per share – weighted common shares outstanding	28,725	28,483	28,759	28,439
Weighted average effect of nonvested share grants and assumed exercise of stock options	633	893	591	869
Diluted earnings per share – weighted common shares and potential common shares outstanding	29,358	29,376	29,350	29,308
Earnings per share – basic	$0.47	$0.34	$1.27	$0.70
Earnings per share – diluted	0.47	0.33	1.25	0.68

There were no anti-dilutive stock options excluded from the calculation of earnings per share for any of the periods presented as the average market price exceeded the exercise price of options outstanding.

5.	Inventories

(In thousands)	November 29, 2014	March 1, 2014
Raw materials	$20,216	$17,975
Work-in-process	12,585	9,700
Finished goods	17,624	15,206
Costs and earnings in excess of billings on uncompleted contracts	4,705	5,101
Total inventories	$55,130	$47,982

6.	Marketable Securities
At November 29, 2014, the Company had investments in municipal bonds of $11.0 million; $0.2 million was current and $10.7 million was non-current. The Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd. (Prism), holds all of the municipal bonds. Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available for sale,” carried at fair value and reported as short-term available-for-sale securities or available-for-sale securities in the consolidated balance sheet.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at November 29, 2014 and March 1, 2014, were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
November 29, 2014
Municipal bonds	$11,025	$84	$(127)	$10,982
Total investments	$11,025	$84	$(127)	$10,982
March 1, 2014
Municipal bonds	$11,719	$94	$(336)	$11,477
Total investments	$11,719	$94	$(336)	$11,477

As of November 29, 2014, available for sale securities with a fair value of $2.6 million have been in a continuous unrealized loss position for more than 12 months with unrealized losses of $0.1 million.

The Company tests for other than temporary losses on a quarterly basis and considers the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount, and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The amortized cost and estimated fair values of investments at November 29, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$237	$243
Due after one year through five years	2,650	2,660
Due after five years through 10 years	6,888	6,935
Due after 10 years through 15 years	1,250	1,144
Total	$11,025	$10,982

Gross realized gains were $0.1 million during the first nine-months of fiscal 2015 and were immaterial during the nine-month period of fiscal 2014. Gross realized losses were immaterial during the fiscal 2015 and 2014 year-to-date periods.

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

Financial assets and liabilities measured at fair value as of November 29, 2014 and March 1, 2014, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
November 29, 2014
Cash equivalents
Money market funds	$21,352	$—	$21,352
Total cash equivalents	21,352	—	21,352
Available for sale securities
Municipal bonds	$—	$10,982	$10,982
Total available for sale securities	—	10,982	10,982
Restricted investments
Money market funds	$464	$—	$464
Total restricted investments	464	—	464
Mutual fund investments
Mutual funds	$304	$—	$304
Total mutual fund investments	304	—	304
Total assets at fair value	$22,120	$10,982	$33,102

March 1, 2014
Cash equivalents
Money market funds	$12,788	$—	$12,788
Total cash equivalents	12,788	—	12,788
Available for sale securities
Municipal bonds	$—	$11,477	$11,477
Total available for sale securities	—	11,477	11,477
Restricted investments
Money market funds	$2,540	$—	$2,540
Total restricted investments	2,540	—	2,540
Mutual fund investments
Mutual funds	$409	$—	$409
Total mutual fund investments	409	—	409
Foreign currency instruments
Foreign currency instruments	$—	$98	$98
Total foreign currency instruments	$—	$98	$98
Total assets at fair value	$15,737	$11,575	$27,312

Cash equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are held at fair value based on quoted market prices, which approximate stated cost.

Available for sale securities
The Company had short-term available-for-sale securities of $0.2 million and long-term available-for-sale securities of $10.7 million as of November 29, 2014, consisting of municipal bonds. All of the Company’s fixed maturity investments are classified as “available for sale,” and are carried at fair market value based on market prices from recent trades of similar securities.

Restricted investments
The Company had $0.5 million of long-term restricted investments, as of November 29, 2014, consisting of money market funds, which are short term in nature but are restricted for future investment in the Company's storefront and entrance business in Michigan, and are, therefore, classified as long term. The restricted investments are held at fair value based on quoted market prices, which approximate stated cost.

Mutual fund investments
The Company had $0.3 million of mutual fund investments as of November 29, 2014 as a long-term funding source for the deferred compensation plan. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

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

The following unaudited pro forma consolidated condensed financial results of operations for the three and nine months ended November 30, 2013 are presented as if the acquisition had been completed at the beginning of fiscal year 2014:

	November 30, 2013
(In thousands, except per share data)	Three Months Ended	Nine Months Ended
Net sales	$210,613	$595,451
Net earnings	10,595	22,516
Earnings per share
Basic	$0.37	$0.79
Diluted	0.36	0.77

These unaudited pro forma consolidated condensed financial results have been prepared for comparative purposes only and include certain adjustments, such as elimination of interest expense on pre-acquisition debt of the acquiree. The adjustments do not reflect the effect of synergies and integration costs that would result from integration of this acquisition.

9.	Goodwill and Other Identifiable Intangible Assets
The carrying amount of goodwill attributable to each business segment as of the nine months ended November 29, 2014 is detailed below.

(In thousands)	Architectural Glass	Architectural Services	Architectural Framing Systems	Large-Scale Optical	Total
Balance at March 2, 2013	$27,002	$1,120	$22,663	$10,557	$61,342
Goodwill acquired	—	—	18,254	—	18,254
Foreign currency translation	(374)	—	(1,201)	—	(1,575)
Balance at March 1, 2014	26,628	1,120	39,716	10,557	78,021
Foreign currency translation	(90)	—	(402)	—	(492)
Balance at November 29, 2014	$26,538	$1,120	$39,314	$10,557	$77,529

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization:

	November 29, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Definite-lived intangible assets:
Debt issue costs	$3,457	$(2,512)	$—	$945
Non-compete agreements	6,689	(6,334)	(2)	353
Customer relationships	25,677	(11,604)	(298)	13,775
Trademarks and other intangibles	8,275	(2,818)	(54)	5,403
Total definite-lived intangible assets	$44,098	$(23,268)	$(354)	$20,476
Indefinite-lived intangible assets:
Trademarks	4,768	—	(112)	4,656
Total intangible assets	$48,866	$(23,268)	$(466)	$25,132

	March 1, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Definite-lived intangible assets:
Debt issue costs	$3,453	$(2,370)	$—	$1,083
Non-compete agreements	6,767	(6,266)	(35)	466
Customer relationships	26,862	(10,673)	(1,077)	15,112
Trademarks and other intangibles	8,566	(2,546)	(251)	5,769
Total definite-lived intangible assets	$45,648	$(21,855)	$(1,363)	$22,430
Indefinite-lived intangible assets:
Trademarks	5,104	—	(336)	4,768
Total intangible assets	$50,752	$(21,855)	$(1,699)	$27,198

Amortization expense on the definite-lived intangible assets was $1.6 million and $1.3 million for the nine-month periods ended November 29, 2014 and November 30, 2013, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At November 29, 2014, the estimated future amortization expense for definite-lived intangible assets for the remainder of fiscal 2015 and all of the following four fiscal years is as follows:

(In thousands)	Remainder of Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019
Estimated amortization expense	$470	$1,732	$1,648	$1,617	$1,526

10.	Debt
The Company maintains a $100.0 million revolving credit facility that expires in November 2018. No borrowings were outstanding under the facility as of November 29, 2014 or March 1, 2014.

During the current quarter, the Company executed a release of security under the terms of its existing committed revolving credit facility. Upon release of the security, the Company is required to maintain a debt-to-EBITDA ratio of not more than 2.75; replacing the adjusted debt-to-EBITDA covenant. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. The Company’s ratio was 0.26 at November 29, 2014. The credit facility also requires the Company to maintain a minimum level of net worth, as defined in the credit facility, based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit facility at November 29, 2014 was $310.2 million, whereas the Company’s net worth as defined in the credit facility was $374.2 million. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At November 29, 2014, the Company was in compliance with the financial covenants of the credit facility.

Subsequent to the end of the quarter, the Company entered into an amendment to its existing revolving credit facility. The amount of the facility was increased to $125.0 million, the expiration date was extended to December 2019, and the maximum debt-to-EBITDA ratio was increased to 3.00, replacing the 2.75 maximum described above. No other provisions of the original agreement were materially amended by the amended credit agreement.

In the second quarter of fiscal 2015, the Company entered into a Canadian Dollar 4.0 million revolving demand facility available to our Canadian operation. Borrowings of $1.9 million were outstanding as of November 29, 2014. All borrowings under the facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under the facility bear interest at rates specified in the credit agreement for the facility. The Company classifies any outstanding balances under this demand facility as long-term debt, as outstanding amounts can be refinanced through our committed revolving credit facility.

Debt at November 29, 2014 consists of $20.4 million of industrial revenue bonds, $1.9 million on the Canadian revolving credit facility and $0.3 million of other debt. The industrial revenue bonds mature in fiscal years 2021 through 2043, borrowings under our revolving facilities mature in fiscal 2019 and the other debt matures in fiscal years 2015 through 2021. The fair value of the industrial revenue bonds and revolving credit facility borrowings approximates carrying value at November 29, 2014, due to the variable interest rates on these instruments. The bonds are classified as Level 2 within the fair value hierarchy.

Interest payments were $0.6 million and $0.5 million the nine months ended November 29, 2014 and November 30, 2013, respectively, and primarily relate to fees associated with our revolving credit facility.

11.	Employee Benefit Plans

Pension Plans
The Company sponsors an unfunded Officers’ Supplemental Executive Retirement Plan for the benefit of certain executives and a defined-benefit pension plan, the Tubelite, Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost for the plans for the three and nine-month periods ended November 29, 2014 and November 30, 2013, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Interest cost	$138	$134	$414	$402
Expected return on assets	(43)	(46)	(129)	(138)
Amortization of unrecognized net loss	44	41	132	123
Net periodic benefit cost	$139	$129	$417	$387

12.	Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2012, or state and local income tax examinations for years prior to fiscal 2008. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2011, and there is currently very limited audit activity with respect to the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The total liability for unrecognized tax benefits at November 29, 2014 and March 1, 2014 was approximately $5.0 million and $5.2 million, respectively. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.4 million during the next 12 months due to pending audit settlements and lapsing of statutes.

During the second quarter of fiscal 2015, the Company recognized approximately $6.4 million of tax benefit from an energy-efficiency investment credit under Section 48C of the U.S. Internal Revenue Code. The tax credit was awarded in 2011 by the U.S. Internal Revenue Service (IRS) in cooperation with the Department of Energy as part of the American Reinvestment and Recovery Act to incent energy-efficient investments throughout the United States.

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

Operating lease commitments. As of November 29, 2014, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

(In thousands)	Remainder of Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Total minimum payments	$2,466	$9,609	$7,817	$6,325	$4,688	$6,147	$37,052

Bond commitments. In the ordinary course of business, predominantly in the Company’s Architectural Services business, the Company is required to provide surety or performance bonds that commit payments to its customers for any non-performance by the Company. At November 29, 2014, $64.9 million of the Company’s backlog was bonded by performance bonds with a face value of $238.9 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to make any payments related to these performance bonds with respect to any of the current portfolio of businesses.

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

	Nine Months Ended
(In thousands)	November 29, 2014	November 30, 2013
Balance at beginning of period	$11,978	$8,323
Additional accruals	3,704	4,550
Claims paid	(5,210)	(2,426)
Balance at end of period	$10,472	$10,447

Letters of credit. At November 29, 2014, the Company had ongoing letters of credit related to its construction contracts and certain industrial revenue bonds. The total value of letters of credit under which the Company was obligated as of November 29, 2014 was approximately $23.5 million, all of which have been issued under the credit facility. The Company’s total availability under its $100.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of November 29, 2014, these obligations totaled $108.8 million.

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

The following table presents sales and operating income data for the Company’s four reporting segments, and on a consolidated basis, for the three and nine months ended November 29, 2014, as compared to the corresponding periods a year ago:

	Three Months Ended		Nine Months Ended
(In thousands)	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net Sales from operations
Architectural Glass	$90,268	$73,365	$254,138	$218,142
Architectural Services	56,178	51,167	167,146	139,820
Architectural Framing Systems	80,411	58,981	221,369	152,877
Large-Scale Optical	25,546	22,699	64,969	61,917
Intersegment eliminations	(7,993)	(6,782)	(20,384)	(15,728)
Net sales	$244,410	$199,430	$687,238	$557,028
Operating Income (Loss) from operations
Architectural Glass	$5,836	$1,641	$11,935	$3,782
Architectural Services	323	351	2,279	(1,401)
Architectural Framing Systems	7,596	5,782	16,974	13,026
Large-Scale Optical	7,879	6,058	15,990	16,072
Corporate and other	(1,009)	(1,125)	(3,240)	(3,299)
Operating income	$20,625	$12,707	$43,938	$28,180

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

Sales and Earnings
The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three and nine-month periods of the current and prior fiscal years:

	Three Months Ended		Nine Months Ended
(Percent of net sales)	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.8	78.2	78.6	78.8
Gross profit	23.2	21.8	21.4	21.2
Selling, general and administrative expenses	14.7	15.4	15.1	16.2
Operating income	8.5	6.4	6.3	5.0
Interest income	0.1	0.1	0.1	0.1
Interest expense	0.1	0.1	0.1	0.1
Other (expense) income, net	—	—	0.2	—
Earnings before income taxes	8.5	6.4	6.5	5.0
Income tax expense	2.9	1.6	1.3	1.4
Net earnings	5.6%	4.8%	5.2%	3.6%
Effective tax rate	33.0%	24.4%	19.2%	28.4%

Highlights of Third Quarter and First Nine Months of Fiscal 2015 Compared to Third Quarter and First Nine Months of Fiscal 2014
Consolidated net sales increased 22.6 percent, or $45.0 million, for the third quarter ended November 29, 2014, compared to the prior-year period. Organic growth was 17.3 percent, or $33.7 million, when excluding the sales growth attributable to the acquisition of Alumicor in the third quarter of fiscal 2014. The organic growth came from sales increases in all operating segments. Growth in the Architectural Glass segment accounted for approximately half of the organic growth due to increased volumes and improved pricing. Increased volume in the U.S. window, storefront and finishing businesses in the Architectural Framing Systems segment accounted for approximately 30 percent of the growth. The remaining organic growth was attributable to volume growth in the Architectural Services business and an improved mix of value-added products in the LSO segment.

For the nine-months ended November 29, 2014, consolidated net sales increased 23.4 percent, or $130.2 million. Organic growth was 17.2 percent, or $95.2 million, when excluding the sales growth attributable to the acquisition of Alumicor. Improved volume and pricing in the Architectural Glass segment accounted for approximately 40 percent of the organic growth. Volume growth in the U.S. window, storefront and finishing businesses in the Architectural Framing Systems segment accounted for approximately 35 percent of the increase. Volume growth in the Architectural Services segment and an improved mix of value-added products in the LSO segment drove the remaining increase.
Gross profit as a percent of sales increased for the quarter ended November 29, 2014 to 23.2 percent from 21.8 percent in the prior-year period, and for the nine-month period to 21.4 percent from 21.2 percent in the prior-year period. The current quarter increase in gross profit margins was due to the impact of improved volume and pricing in the Architectural Glass segment, partially offset by writedowns on a small number of active projects in the Architectural Services segment, increased aluminum costs in the Architectural Framing Segment, and higher health care costs. The year-to-date period was impacted by the items above, and was also further reduced by growth in our lower-margin businesses.
Selling, general and administrative (SG&A) expenses for the third quarter increased $5.3 million to $36.0 million compared to $30.7 million in the prior-year period, but decreased as a percent of net sales to 14.7 compared to 15.4 percent in the prior-year period. For the year-to-date period, SG&A expenses increased $13.3 million to $103.5 million compared to $90.1 million in the same period of fiscal 2014, and decreased as a percent of sales to 15.1 percent from 16.2 percent in fiscal 2014. Nearly one-half of the increase in spending for both the quarter and year-to-date periods was due to the addition of the Alumicor business. The remaining increase for both the quarter and year-to-date periods was due to increased incentive compensation on improved results, increased sales commissions from higher sales volumes and charges taken related to the Custom Window assets acquired in fiscal 2014.
Other income was $1.5 million in the first nine months of fiscal 2015 compared to negligible results in the prior-year period, mainly due to the receipt of the final distribution in the first quarter of fiscal 2015 related to a European business that was discontinued over 15 years ago.
In the third quarter of fiscal 2015, our effective tax rate was 33.0 percent, compared to 24.4 percent in the prior-year period. The lower rate in the prior-year quarter was due to the release of tax reserves upon expiration of federal statutes in that period. For the year-to-date period, our effective tax rate was 19.2 percent, compared to 28.4 percent in the prior-year period due to approximately $6.4 million of tax benefit from an energy-efficient investment credit under Section 48C of the Internal Revenue Code in the second quarter of this fiscal year. The tax credit was awarded in 2011 by the U.S. Internal Revenue Service (IRS) in cooperation with the Department of Energy as part of the American Reinvestment and Recovery Act to incent energy-efficiency investments throughout the United States.

Segment Analysis
Architectural Glass

	Three Months Ended			Nine Months Ended
(In thousands)	November 29, 2014	November 30, 2013	% Change	November 29, 2014	November 30, 2013	% Change
Net sales	$90,268	$73,365	23.0%	$254,138	$218,142	16.5%
Operating income	5,836	1,641	255.6%	11,935	3,782	215.6%
Operating margin	6.5%	2.2%		4.7%	1.7%
Third-quarter Architectural Glass net sales of $90.3 million increased 23.0 percent over prior-year net sales of $73.4 million, and net sales of $254.1 million for the nine months of fiscal 2015 increased 16.5 percent over $218.1 million in the same period of fiscal 2014. Both the third quarter and year-to-date growth was mainly due to increased volume and some improved pricing.
Architectural Glass operating income improved to $5.8 million in the third quarter, compared to $1.6 million in the prior-year quarter, with operating margins of 6.5 percent, compared to 2.2 percent in the prior-year quarter. For the year-to-date period, operating income of $11.9 million compared to $3.8 million in the prior-year period, with operating margins of 4.7 percent compared to 1.7 percent. As the markets served by the Architectural Glass segment have continued to strengthen, the segment has benefited from operating leverage on volume growth and improved pricing, favorably impacting both the quarter and year-to-date periods. For the year-to-date period, these favorable items were slightly offset by inefficiencies experienced as the business expands its workforce to meet demand.

Architectural Services

	Three Months Ended			Nine Months Ended
(In thousands)	November 29, 2014	November 30, 2013	% Change	November 29, 2014	November 30, 2013	% Change
Net sales	$56,178	$51,167	9.8%	$167,146	$139,820	19.5%
Operating income (loss)	323	351	(8.0)%	2,279	(1,401)	262.7%
Operating margin	0.6%	0.7%		1.4%	(1.0)%
Architectural Services segment net sales of $56.2 million for the third quarter were up 9.8 percent over prior-year net sales of $51.2 million, and net sales of $167.1 million for the nine-month period of fiscal 2015 increased 19.5 percent over fiscal 2014 net sales of $139.8 million. The increases for both the quarter and year-to-date periods were due to volume from project timing and a general increase in project activity.
The Architectural Services segment reported operating income of $0.3 million in the current quarter, compared to $0.4 million in the prior-year period, with operating margins of 0.6 percent, compared to 0.7 percent in the prior-year quarter. The current quarter was impacted by writedowns on a small number of active projects that have been resolved. For the year-to-date period, operating income was $2.3 million, compared to a loss of $1.4 million in the same period of fiscal 2014, with operating margins of 1.4 percent, compared to negative 1.0 percent in the prior year. The improvements in operating results for the nine-month period were a result of operating leverage on the increased volume and good operational performance, partially offset by the project writedowns noted above.

Architectural Framing Systems

	Three Months Ended			Nine Months Ended
(In thousands)	November 29, 2014	November 30, 2013	% Change	November 29, 2014	November 30, 2013	% Change
Net sales	$80,411	$58,981	36.3%	$221,369	$152,877	44.8%
Operating income	7,596	5,782	31.4%	16,974	13,026	30.3%
Operating margin	9.4%	9.8%		7.7%	8.5%
Third-quarter Architectural Framing Systems net sales of $80.4 million increased 36.3 percent over prior-year net sales of $59.0 million, with organic growth of 18.8 percent, when excluding sales growth from the acquired Alumicor business. For the year-to-date period, net sales of $221.4 million increased 44.8 percent from $152.9 million, with organic growth of 22.6 percent. The organic growth for both the quarter and year-to-date periods was due to double-digit volume increases at our three U.S. businesses in the segment, with the U.S. storefront and finishing businesses increasing penetration within their target market sectors and geographies, and the window business recovering from a prior-year gap in the schedule for complex projects.
Architectural Framing Systems operating income of $7.6 million in the third quarter increased 31.4 percent, compared to $5.8 million in the prior-year quarter, while operating margins decreased to 9.4 percent, from 9.8 percent in the prior-year quarter. For the nine-month period, operating income of $17.0 million was up 30.3 percent over $13.0 million reported in the prior-year, and operating margins were 7.7 percent compared to 8.5 percent. The decrease in operating margins for the quarter was due to the negative impact of higher aluminum costs in the U.S. and Canadian storefront businesses and charges related to the Custom Window assets acquired in fiscal 2014, partially offset by good operational performance across the segment. For the year-to-date period, the impact of income growth in the U.S. window and finishing businesses resulting from increased volume and good execution was more than offset by the negative effect of higher aluminum costs in the U.S. and Canadian storefront businesses, the impact of soft Canadian markets on the Canadian storefront business in the first half of the year, and charges related to the acquired Custom Window assets.

Large-Scale Optical (LSO)

	Three Months Ended			Nine Months Ended
(In thousands)	November 29, 2014	November 30, 2013	% Change	November 29, 2014	November 30, 2013	% Change
Net sales	$25,546	$22,699	12.5%	$64,969	$61,917	4.9%
Operating income	7,879	6,058	30.1%	15,990	16,072	(0.5)%
Operating margin	30.8%	26.7%		24.6%	26.0%
LSO net sales of $25.5 million for the third quarter were up 12.5 percent from prior-year net sales of $22.7 million due to an improved mix of value-added products on strong orders for all channels, particularly in retail. Net sales of $65.0 million for the nine-month period increased 4.9 percent from $61.9 million of net sales in the prior-year period mainly driven by a positive mix of higher value-added products.
LSO operating income of $7.9 million in the quarter increased 30.1 percent from the prior-year period, and operating margins increased to 30.8 percent, compared to 26.7 percent in the prior-year period. The impact of a strong mix of value-added products drove the increase for the quarter. On a year-to-date basis, operating income of $16.0 million was down 0.5 percent from $16.1 million in the prior-year period, and operating margins were 24.6 percent compared to 26.0 percent in the prior year. The operating results for the year-to-date period were negatively impacted in the first half of the year by increased investments in research and development for new products, new market sectors and manufacturing capacity.

Backlog
Backlog represents the dollar amount of revenues we expect to recognize in the future from firm contracts or orders received, as well as those that are in progress. Backlog is not a term defined under generally accepted accounting principles and is not a measure of contract profitability. We include a project within our backlog at the time a signed contract or a firm purchase order is received, generally as a result of a competitive bidding process. Backlog by reporting segment at November 29, 2014, March 1, 2014 and November 30, 2013 was as follows:

(In thousands)	November 29, 2014	March 1, 2014	November 30, 2013
Architectural Glass	$151,221	73,206	$66,334
Architectural Services	268,696	187,471	161,374
Architectural Framing Systems	88,070	72,634	74,939
Large-Scale Optical	2,100	870	2,050
Intersegment eliminations	(16,173)	(4,546)	(4,806)
Total Backlog	$493,914	$329,635	$299,891

We expect approximately $181.9 million, or 37 percent, of our November 29, 2014 backlog to be recognized during the remainder of fiscal 2015; approximately $256.1 million, or 52 percent, to be recognized in fiscal 2016; and approximately $55.9 million, or 11 percent in fiscal 2017. We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of our ultimate profitability, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

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

Liquidity and Capital Resources

	Nine Months Ended
(Cash effect, in thousands)	November 29, 2014	November 30, 2013
Operating Activities
Net cash provided by operating activities	$37,080	$42,706
Investing Activities
Capital expenditures	(18,659)	(17,255)
Acquisition of business, net of cash acquired	—	(52,806)
Change in restricted investments, net	2,067	2,768
Net sales (purchases) of marketable securities	805	23,617
Financing Activities
Proceeds from issuance of debt	1,946	—
Payments on debt	(38)	(10,068)
Repurchase and retirement of common stock	(6,894)	—
Dividends paid	(8,875)	(7,868)

Operating activities. Cash provided by operating activities was $37.1 million for the first nine months of fiscal 2015, compared to cash provided of $42.7 million in the prior-year period. The decrease in operating cash from the prior year was due to cash used in the current year, as we invested in working capital to support sales growth, and from prior-year proceeds received from the New Market Tax Credit transaction. These items were partially offset by the higher level of income reported for the nine months of fiscal 2015 as compared to the prior year.

Non-cash working capital (current assets, excluding cash and short-term available for sale securities and short-term restricted investments, less current liabilities, excluding current portion of long-term debt) was $98.5 million at November 29, 2014. This compares to $77.3 million at March 1, 2014 and $72.1 million at November 30, 2013. The increase over year-end and the prior year is due to our investment in working capital to support sales growth.

Investing Activities. Through the first nine months of fiscal 2015, net cash used by investing activities was $16.3 million, compared to cash used of $42.9 million in the same period last year. The current year included capital investments of $18.7 million. Net sales of marketable securities and restricted investments generated $2.9 million of cash.

In fiscal 2014, capital investments were $17.3 million. During the first nine months of fiscal 2014, we reduced our restricted investments by $2.8 million, as a result of releasing the $10.0 million of cash held in escrow for the recovery zone facility bonds that was used to redeem the bonds and also releasing $12.0 million of cash collateral to unrestricted cash related to the letter of credit supporting these bonds. These items were offset as we set aside $21.1 million of cash during the third quarter of fiscal 2014 for the investment in a new Architectural Glass coater. We decreased our investments in marketable securities by $23.6 million for the nine-month period to fund the acquisition of Alumicor. During fiscal 2014, we completed two acquisitions as part of our strategy to grow through new products and new geographies for a total of $52.8 million, net of cash acquired.

We expect fiscal 2015 capital expenditures to be approximately $35 million to be used for investments for growth, product development capabilities and productivity, as well as maintenance capital. This level of investment includes two capacity expansions. We plan to re-open the Architectural Glass facility in Utah in the fourth quarter of this year and to expand capacity in the Architectural Framing Systems' finishing business, which is expected to be operational in the second quarter of fiscal 2016.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. Total outstanding borrowings were $22.6 million at November 29, 2014, $20.7 million at March 1, 2014, and $20.7 million at November 30, 2013. Debt at November 29, 2014 consisted of $20.4 million of industrial revenue bonds, $1.9 million under the Canadian revolving credit facility, and $0.3 million of other debt. The industrial revenue bonds mature in fiscal years 2021 through 2043, and borrowings under our revolving credit facilities mature in fiscal 2019; the other debt matures in fiscal years 2015 through 2021. Our debt-to-total-capital ratio was 5.7 percent at November 29, 2014 and 5.5 percent at March 1, 2014.

We maintain a $100.0 million revolving credit facility, which expires in November 2018. No borrowings were outstanding under the facility as of November 29, 2014 or March 1, 2014.

During the current quarter, the Company executed a release of security under the terms of its existing committed revolving credit facility. Upon release of the security, the Company is required to maintain a debt-to-EBITDA ratio of not more than 2.75, replacing the adjusted debt-to-EBITDA covenant. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. The Company’s ratio was 0.26 at November 29, 2014. The credit facility also requires the Company to maintain a minimum level of net worth, as defined in the credit facility, based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit facility at November 29, 2014 was $310.2 million, whereas the Company’s net worth as defined in the credit facility was $374.2 million. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At November 29, 2014, the Company was in compliance with the financial covenants of the credit facility.

Subsequent to the end of the third quarter, the Company entered into an amendment to its existing revolving credit facility. The amount of the facility was increased to $125.0 million, the expiration date was extended to December 2019; and the maximum debt-to-EBITDA ratio was increased to 3.00, replacing the 2.75 maximum described above. No other provisions of the original agreement were materially amended by the amended credit agreement.

In the second quarter of fiscal 2015, we entered into a Canadian Dollar 4.0 million revolving demand facility available to our Canadian operation. Borrowings of $1.9 million were outstanding as of November 29, 2014. All borrowings under the facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under the facility bear interest at rates specified in the credit agreement for the facility. We classify any outstanding balances under this demand facility as long-term debt, since outstanding amounts can be refinanced through our committed revolving credit facility.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. We purchased 203,509 shares under the program during the first nine months of fiscal 2015, for a total cost of $6.9 million; there were no share repurchases during fiscal 2014. We have purchased a total of 2,482,632 shares, at a total cost of $36.5 million, since the inception of this program. We have remaining authority to repurchase 767,368 shares under this program, which has no expiration date.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of November 29, 2014:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2015 Remaining	2016	2017	2018	2019	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$20,400	$20,400
Other debt obligations	48	48	48	48	1,937	24	2,153
Operating leases (undiscounted)	2,466	9,609	7,817	6,325	4,688	6,147	37,052
Purchase obligations	36,556	67,405	4,824	—	—	—	108,785
Total cash obligations	$39,070	$77,062	$12,689	$6,373	$6,625	$26,571	$168,390

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

We have purchase obligations for raw material commitments and capital expenditures. As of November 29, 2014, these obligations totaled $108.8 million.

We expect to make contributions of $0.8 million to our defined-benefit pension plans in fiscal 2015, which will equal or exceed our minimum funding requirements.

As of November 29, 2014, we had $5.0 million and $1.2 million of unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $0.4 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At November 29, 2014, we had ongoing letters of credit related to construction contracts and certain industrial revenue bonds. The Company’s $20.4 million of industrial revenue bonds are supported by $21.0 million of letters of credit that reduce availability of funds under our $100.0 million credit facility. The letters of credit by expiration period were as follows at November 29, 2014:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2015 Remaining	2016	2017	2018	2019	Thereafter	Total
Standby letters of credit	$—	$20,982	$—	$—	$—	$2,500	$23,482

In addition to the above standby letters of credit, which were predominantly issued for our industrial revenue bonds, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At November 29, 2014, $64.9 million of our backlog was bonded by performance bonds with a face value of $238.9 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

For fiscal 2015, we believe that current cash on hand and available capacity under our committed revolving credit facility, as well as the expected cash to be generated from future operating activities, will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments. We have total cash and short-term available for sale securities of $34.3 million, and $76.5 million available under our committed credit facility at November 29, 2014. We believe that this will provide us with the financial strength to continue our growth strategy as our end markets continue to improve.

Outlook
The following statements are based on our current expectations for full-year fiscal 2015 results. These statements are forward-looking, and actual results may differ materially.

•	Revenue growth of at least 20 percent over fiscal 2014.

•	We anticipate earnings per share of $1.64 to $1.72, including the non-recurring Q2 impact of $0.22 from the Section 48C tax credit. Gross margins are expected to be approximately 22 percent.

•	Capital expenditures are projected to be approximately $35 million, including capacity expansions in the Architectural Glass and Architectural Framing Systems segments.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 29, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
August 31, 2014 through September 27, 2014	2,671	$39.29	—	767,368
September 28, 2014 through October 25, 2014	9,395	39.89	—	767,368
October 26, 2014 through November 29, 2014	—	—	—	767,368
Total	12,066	$39.49	—	767,368

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

10.1
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 17, 2014, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders referred to therein, Wells Fargo Bank, National Association, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on December 23, 2014.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of November 29, 2014 and March 1, 2014, (ii) the Consolidated Results of Operations for the three and nine months ended November 29, 2014 and November 30, 2013, (iii) the Consolidated Statements of Comprehensive Earnings for the three and nine months ended November 29, 2014 and November 30, 2013, (iv) the Consolidated Statements of Cash Flows for the nine months ended November 29, 2014 and November 30, 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 8, 2015	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: January 8, 2015	By: /s/ James S. Porter
James S. Porter Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended November 29, 2014

10.1
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 17, 2014, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders referred to therein, Wells Fargo Bank, National Association, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on December 23, 2014.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of November 29, 2014 and March 1, 2014, (ii) the Consolidated Results of Operations for the three and nine months ended November 29, 2014 and November 30, 2013, (iii) the Consolidated Statements of Comprehensive Earnings for the three and nine months ended November 29, 2014 and November 30, 2013, (iv) the Consolidated Statements of Cash Flows for the nine months ended November 29, 2014 and November 30, 2013, and (v) Notes to Consolidated Financial Statements.