Form 10-K
period 2015-02-28
APOGEE ENTERPRISES, INC.
filed 2015-04-29
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-K
 _________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1,057,000,000 (based on the closing price of $36.51 per share as reported on the NASDAQ Stock Market LLC as of that date).
As of April 24, 2015, 29,181,874 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant's 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

APOGEE ENTERPRISES, INC.
Annual Report on Form 10-K
For the fiscal year ended February 28, 2015

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

The Company is comprised of four reporting segments:

•
The Architectural Glass segment fabricates glass used in customized window and curtainwall systems comprising the outside skin of buildings. For fiscal 2015, our Architectural Glass segment accounted for approximately 34 percent of our net sales.

•
The Architectural Services segment primarily installs and renovates customized aluminum and glass window and curtainwall systems comprising the outside skin of buildings. It also designs, engineers and fabricates a majority of the metal systems it installs. For fiscal 2015, our Architectural Services segment accounted for approximately 25 percent of our net sales.

•
The Architectural Framing Systems segment designs, engineers and fabricates the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of buildings. For fiscal 2015, our Architectural Framing Systems segment accounted for approximately 32 percent of our net sales.

•
The Large-Scale Optical Technologies segment manufactures value-added glass and acrylic products primarily for the custom picture framing market. For fiscal 2015, our Large-Scale Optical Technologies segment accounted for approximately 9 percent of our net sales.

Financial information about the Company's segments and geographic regions can be found in Item 8, Note 16 to the Consolidated Financial Statements of the Company contained elsewhere in this report.

On November 5, 2013, the Company acquired all of the shares of Alumicor Limited (Alumicor). Alumicor's results of operations are included in our Architectural Framing Systems segment. For further information, see "Acquisition of Alumicor" below.

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

Our product choices allow architects to create distinctive looks for office towers, hotels, education facilities and dormitories, health care facilities, government buildings, retail centers and multi-family residential buildings, while meeting functional requirements such as energy efficiency, impact resistance or sound control.

The following table describes the products provided by these segments.

Products	Product Attributes	Participating Segment	Description
High-Performance Glass	Custom Manufactured-to-Order	Architectural Glass
We offer a wide range of glass colors and high-performance coatings that allow us to create unique designs, achieve specific light transmission levels and provide solar control options for energy efficiency. Additional value-added processes, such as digital printing, silk-screening and heat soaking, can be incorporated into the glass. High-performance glass is typically fabricated into custom insulating units and/or laminated units to allow for installation into window, curtainwall, storefront or entrance systems.

Installation	New Construction and Renovation Services	Architectural Services
We install curtainwall, window, storefront and entrance systems for new commercial and institutional buildings as well as for renovation of existing buildings. By integrating technical capabilities, project management skills and field installation services, we provide design, engineering, fabrication and installation expertise for the building envelope to building owners, architects and general contractors.

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

Product Demand and Distribution Channels
Architectural Glass, Architectural Services and Architectural Framing Systems Segments
Our architectural products and services are used in a subset of the construction industry that is differentiated by building type, level of customization required, customers, geographic location and project size. Published data is not readily available for the specific segments that we serve; however, we estimate demand by analyzing data for the overall U.S. and Canadian construction industry.

Building type - The construction industry is typically segmented into residential construction and non-residential construction, which includes commercial, industrial and institutional construction. Apogee is a leading supplier of architectural glass and metal framing products, as well as installation services, to the non-residential construction industry. Our products and services are primarily used in commercial buildings (office towers, hotels and retail centers) and institutional buildings (education facilities and dormitories, health care facilities and government buildings), as well as high-end multi-family buildings (a subset of residential construction).

Level of customization - Most projects have some degree of customization, as the end product or service is based on customer-specified requirements for aesthetics and performance, and designed to satisfy local building codes. All of our Architectural Glass, Architectural Services and Architectural Framing Systems businesses are involved in transforming glass, aluminum or other materials to create customized window, curtainwall, storefront and/or entrance systems that meet customer specifications. The only constant is the base materials of the products and the processes we utilize to fabricate, manufacture and/or install the products.

Customers and distribution channels - Our customers and those that influence the projects include architects, building owners, general contractors and glazing subcontractors. Our high-performance architectural glass is marketed using a direct sales force and independent sales representatives. Our installation and renovation services are marketed by a direct sales force, primarily in the metropolitan areas we serve in the United States and also where we have the ability to work with our customers in other U.S. markets. We market our custom and standard windows, curtainwall, storefront and entrance systems using a combination of a direct sales force, independent sales representatives and distributors.

Geographic location - From our glass fabrication locations in the U.S., we primarily supply products to customers in the U.S., with some international distribution of our high-performance architectural glass. We estimate the U.S. demand for architectural glass fabrication in non-residential buildings is approximately $1.3 billion in annual sales. From our Brazilian glass fabrication facility, we primarily supply architectural glass in Brazil, where we estimate demand to be approximately $0.3 billion in annual sales. Our aluminum framing systems, including windows, curtainwall, storefront and entrances, are marketed in the U.S. and Canada, where we estimate demand is approximately $2.8 billion in annual sales.

We estimate the U.S. demand for installation services is approximately $10.5 billion in annual sales. Within the installation services industry, Apogee is one of only a few companies to have a national presence, with 11 offices and satellite offices serving multiple U.S. geographies. We estimate that we are able to service approximately 60 percent of the total installation demand from our existing locations and our ability to travel to other geographies where we do not have a local presence. Although installation of building glass in new commercial and institutional construction projects is the primary focus of our business, we also offer installation retrofits or renovations for the outside skin of older commercial and institutional buildings.

Project size - The projects on which our Architectural Glass, Architectural Services and Architectural Framing Systems segments bid and work vary in size. Our high-performance Architectural Glass fabrication products primarily serve mid-size to monumental high-profile projects. Our Architectural Services segment serves mid-size projects and the Architectural Framing Systems segment targets mid-size and small projects.

LSO Segment
The Company's Tru Vue brand is the largest domestically manufactured brand for value-added glass and acrylic for custom picture framing. Through the Company's leadership, the custom picture framing industry continues to convert from clear glass to value-added glass and acrylic. Under this brand, products are distributed primarily in North America through regional and national retail chains, as well as through local picture framing shops via an independent distribution network. The Company has also been successful in supplying products to museums and public and private galleries. We also have distribution in Europe and other international geographies through independent distributors; we view this as a focus area for future growth of this segment.

Warranties
We offer product and service warranties that we believe are competitive for the markets in which our products and services are sold. The nature and extent of these warranties depend upon the product or service, the market and, in some cases, the customer being served. Our standard warranties are generally from two to 10 years for our architectural glass, curtainwall and window system products, while we generally offer warranties of two years or less on our other products and installation services. In the event of a claim against a product for which we have received a warranty from the supplier, we pass the claim back to our supplier. Although we carry liability insurance with very high deductibles for product failures, we reserve for warranty exposures, as our insurance does not cover warranty claims. There can be no assurance that our insurance will be sufficient to cover all product failure claims in the future; that the costs of this insurance and the related deductibles will not increase materially; or that liability insurance for product failures will be available on terms acceptable to the Company in the future.

Sources and Availability of Raw Materials
Materials used within the Architectural Glass and Architectural Framing Systems segments include raw glass, aluminum billet and extrusions, vinyl, metal targets, insulated glass spacer frames, silicone, plastic extrusions, desiccant, chemicals, paints, lumber and urethane. Within the Architectural Services segment, materials used include fabricated glass, aluminum extrusions, silicone, plastic extrusions and fabricated metal panels. The LSO segment uses glass, hard-coated acrylic, acrylic substrates, metal targets, coating materials and chemicals.

Glass manufacturers have applied surcharges to the cost of glass over the past several years to help offset increases in energy and fuel costs, which we are generally able to pass on to our customers through surcharges. We have also seen recent volatility in the cost of aluminum that is used in our window, storefront, entrance and curtainwall systems. Where possible, we have passed the changes in cost of materials on to our customers in the form of pricing adjustments and/or surcharges.

A majority of our raw materials are readily available from a variety of domestic and international sources. While certain glass products may only be available at certain times of the year, all standard glass types and colors are available throughout the year in reasonable quantities from multiple suppliers. Although we expect glass supply to become tighter in the U.S. due to the recent economic upturn across many industries that consume glass, including automotive manufacturing, residential construction and non-residential construction, no supplier delays or shortages are anticipated.

Trademarks and Patents
The Company has several trademarks and trade names that we believe have significant value in the marketing of our products, including APOGEE®. Trademark registrations in the United States are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.

Within the Architectural Glass segment, VIRACON®, VIRACON VUE-50®, DIGITALDISTINCTIONS®, ROOMSIDE®, EXTREMEDGE®, BUILDING DESIGN® and STORMGUARD® are registered trademarks. GLASS IS EVERYTHING™, VIRASPAN™, CLEAR POINT™ and CYBERSHIELD™ are unregistered trademarks. In addition, GLASSEC®, INSULATTO® and BLINDATTO® are registered trademarks in Brazil. GLASSECVIRACON™ is an unregistered trademark in Brazil.

Within the Architectural Services segment, HARMON®, HARMON GLASS®, HI - 7000® and INNOVATIVE FACADE SOLUTIONS® and are registered trademarks. UCW-8000™, HI-8500™, HI-9000™, SMU-6000™ and HPW-250™ are unregistered trademarks.

Within the Architectural Framing Systems segment, LINETEC®, WAUSAU WINDOW AND WALL SYSTEMS®, TUBELITE®, ADVANTAGE BY WAUSAU®, FINISHER OF CHOICE®, THERML=BLOCK®, MAXBLOCK®, DFG®, ECOLUMINUM®, ALUMINATE®, GET THE POINT!® and FORCEFRONT® are registered trademarks. CUSTOM WINDOW™, INVENT™, INVENT.PLUS™, INVENT RETRO™, INVISION™, CLEARSTORY™, EPIC™, HERITAGE™, VISULINE™, SEAL™ and SUPERWALL™ are unregistered trademarks. ALUMICOR™ and BUILDING EXCELLENCETM are unregistered trademarks in Canada.

Within the LSO segment, TRU VUE®, CONSERVATION CLEAR®, CONSERVATION MASTERPIECE ACRYLIC®, CONSERVATION REFLECTION CONTROL®, ULTRAVUE®, MUSEUM GLASS®, OPTIUM®, PREMIUM CLEAN®, REFLECTION CONTROL®, AR REFLECTION - FREE®, TRU VUE AR®, OPTIUM ACRYLIC®, OPTIUM MUSEUM ACRYLIC®, CONSERVATION MASTERPIECE® and STATICSHIELD® are registered trademarks. TRULIFE™ and VISTA AR™ are unregistered trademarks.

The Company has several patents pertaining to our glass coating methods and products, including our UV coating and etch processes for anti-reflective glass for the picture framing industry. Despite being a point of differentiation from its competitors, no single patent is considered to be material to the Company.

Seasonality
The North American businesses in our Architectural Glass, Architectural Services and Architectural Framing Systems segments experience a slight seasonal effect following the commercial construction industry. Our Brazilian Architectural Glass segment business does not have a significant seasonal trend. A bigger impact to net sales is the fact that the construction industry is highly cyclical in nature and can be influenced differently by the effects of the local economies in geographies where our products are marketed.

Within the LSO segment, picture framing glass and acrylic sales tend to increase in the September to December timeframe. However, the timing of customer promotional activities may offset some of this seasonal impact.

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

Backlog
Backlog represents the dollar amount of revenues we expect to recognize in the future from firm contracts or orders received, as well as those that are in progress. Backlog is not a term defined under generally accepted accounting principles and is not a measure of contract profitability. We include a project within our backlog at the time a signed contract or a firm purchase order is received, generally as a result of a competitive bidding process. Backlog by reporting segment at February 28, 2015, November 29, 2014 and March 1, 2014 was as follows:

(In thousands)	February 28, 2015	November 29, 2014	March 1, 2014
Architectural Glass	$137,432	$151,221	$73,206
Architectural Services	287,473	268,696	187,471
Architectural Framing Systems	77,666	88,070	72,634
Large-Scale Optical	2,107	2,100	870
Intersegment eliminations	(13,886)	(16,173)	(4,546)
Total Backlog	$490,792	$493,914	$329,635

We expect approximately $393.4 million, or 80 percent, of our February 28, 2015 backlog to be recognized in fiscal 2016, with the balance to be recognized in fiscal 2017 and beyond. We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of our ultimate profitability, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Competitive Conditions
Architectural Glass, Architectural Services and Architectural Framing Systems segments
The markets served by the Architectural Glass, Architectural Services and Architectural Framing Systems segments are very competitive, price and lead-time sensitive, and primarily affected by changes in the North American commercial construction industry, as well as changes in general economic conditions. Additionally, due to the Architectural Glass segment's operations in Brazil, it is impacted by the commercial construction industry and general economic conditions in Brazil and the surrounding region.

Interest rates, credit availability for commercial construction projects, material costs, employment rates, office vacancy rates, building construction starts and office absorption rates are key indicators to the commercial construction market conditions. As each of these economic indicators moves favorably, our businesses typically experience sales growth, and vice-versa.

These segments primarily serve the custom portion of the commercial construction industry, which is generally highly fragmented. The primary competitive factors are price, product quality, reliable service, on-time delivery, warranty and the ability to provide technical engineering and design services. There is potential to offset some competitive pressures in the market for newly constructed buildings through increased renovation of the exteriors of commercial and institutional buildings using some of our segments' products and services due to their premium energy-efficiency properties.

We believe that our domestic competition does not provide the same level of custom coatings to the industry as our Architectural Glass segment, but regional glass fabricators can provide somewhat similar products with similar attributes. Regional glass fabricators incorporate high performance, post-temperable glass products, procured from primary glass suppliers, into their insulated glass products. The availability of these products has enabled regional glass fabricators in some cases to bid on more complex projects than in the past. Since we typically target the more complex projects, we have encountered increased competition from these regional glass fabricators. In certain regions of the U.S., we encounter competition from international competitors on complex projects.

When providing glass installation services, our Architectural Services segment largely competes against regional and local construction companies and installation contractors, and periodically against other larger national companies. The commercial window and storefront manufacturing industry is highly fragmented and our Architectural Framing Systems segment competes against several major aluminum window and storefront manufacturers. Our architectural finishing business competes against regional paint and anodizing companies.

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

LSO Segment
Product attributes, pricing, quality, marketing, and marketing support are the primary competitive factors in the LSO segment. The Company's competitive strengths include our excellent relationships with customers and the performance provided by our unique value-added products. While there is significant price sensitivity in regard to sales of clear glass to picture framers, there is somewhat less price sensitivity on certain of our value-added glass products due to their unique attributes. There is competition in North America with European imports of certain valued-added products for picture framing.

Research and Development
The amount spent on research and development activities was $6.5 million, $7.8 million and $6.8 million in fiscal 2015, 2014 and 2013, respectively. Of this amount, $2.4 million, $2.1 million and $1.6 million, respectively, was focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and is included in cost of sales in the accompanying consolidated financial statements.

Environment
We use hazardous materials in our manufacturing operations, and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of wastes. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that we believe enable us to properly manage the regulated materials used in our manufacturing processes and wastes created by the production processes, and we have implemented a program to monitor our compliance with environmental laws and regulations. Although we believe we are currently in material compliance with such laws and regulations, current or future laws and regulations could require us to make substantial expenditures for compliance with chemical exposure, waste treatment or disposal regulations. We spent approximately $0.2 million, $0.5 million and $0.1 million in fiscal 2015, 2014 and 2013, respectively, to reduce wastewater solids and hazardous air emissions at our facilities. We expect to incur costs to continue to comply with laws and regulations in the future for our ongoing manufacturing operations but do not expect these to be material to our financial statements.

As part of the acquisition of Tubelite Inc. (Tubelite) on December 21, 2007, we acquired a manufacturing facility which has historical environmental conditions. We believe that Tubelite is a “responsible party” for certain of these historical environmental conditions, and the Company is working to remediate those conditions. The Company believes the remediation activities can be conducted without significant disruption to manufacturing operations at this facility. As of February 28, 2015, the environmental reserve balance was $1.8 million.

Employees
The Company employed 4,802 and 4,266 persons on February 28, 2015 and March 1, 2014, respectively. At February 28, 2015, 416 of these employees were represented by U.S. labor unions and 294 of these employees were represented by labor unions in Brazil.

Acquisition of Alumicor
On November 5, 2013, the Company acquired all of the shares of Alumicor Limited, a privately held business, for $52.9 million, including cash acquired of $1.6 million. Alumicor is a window, storefront, entrance and curtainwall company primarily serving the Canadian commercial construction market. Alumicor's results of operations are included in the Architectural Framing Systems segment. Item 8, Note 6 of the Notes to the Consolidated Financial Statements contains further information regarding this acquisition.

International Sales
Information regarding export and international sales is included in Item 8, Note 16 of the Notes to the Consolidated Financial Statements.

Available Information
The Company maintains a website at www.apog.com. Through a link to a third-party content provider, this corporate website provides free access to the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after electronic filing such material with, or furnishing it to, the Securities and Exchange Commission. Also available on our website are various corporate governance documents, including our Code of Business Ethics and Conduct, Corporate Governance Guidelines, and charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions with Apogee Enterprises and Five-Year Employment History
Joseph F. Puishys	56
Chief Executive Officer and President of the Company since August 2011. President of Honeywell's Environmental and Combustion Controls division from 2008 through 2011, President of Honeywell's Building Solutions from 2005 through 2008, and President of Honeywell Building Solutions, America from 2004 to 2005.

James S. Porter	54	Chief Financial Officer since October 2005. Vice President of Strategy and Planning from 2002 through 2005. Various management positions within the Company since 1997.
Patricia A. Beithon	61	General Counsel and Secretary since September 1999.
Gary R. Johnson	53	Vice President, Treasurer since January 2001. Various management positions within the Company since 1995.
John A. Klein	59
Senior Vice President, Operations and Supply Chain Management of the Company since April 2012. Director of Operations at Cooper Industries' Power Systems Division from 2008 through 2012, and Vice President of Operations at Rexnord Industries' Bearing Division from 2005 through 2007.

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
Our Architectural Glass, Architectural Services and Architectural Framing Systems segments are dependent on global economic conditions and the cyclical nature of the North American commercial construction industry. The commercial construction industry is impacted negatively by volatility in global financial markets, including, among other things, volatility in securities prices, availability of credit, unemployment rates, consumer confidence, interest rates and commodity prices. To the extent changes in these factors negatively impact the overall commercial construction industry, our revenue and profits could be significantly reduced.

Our Architectural Glass segment's operation located in Brazil is subject to the economic, political and tax conditions prevalent in the region. The economic conditions in this region are subject to different growth expectations, market weaknesses and business practices than seen in the U.S. We cannot predict how changing economic conditions in this region will impact our financial results.

Our LSO segment depends on the strength of the retail custom picture framing industry. This industry is highly dependent on consumer confidence and the conditions of the U.S. economy. If consumer confidence declines, whether as a result of an economic slowdown, uncertainty regarding the future or other factors, our use of these strategies may not be as successful in the future, resulting in a potential decrease in net sales and operating income.

Unfavorable fluctuations in foreign currency exchange rates could negatively impact our results and financial position.
Our subsidiaries in Canada and Brazil report their results of operations and financial position in their relevant functional currencies, which are then translated into U.S. Dollars. This translated financial information is included in our consolidated financial statements. The strengthening of the U.S. Dollar in comparison to these functional currencies could have a negative impact on our results and financial position.

New competitors or specific actions of our existing competitors could adversely impact our industry position and future results.
All of our operating segments operate in competitive industries where the actions of our existing competitors or new competitors could result in a loss of customers or share of customers' demand. Changes in our competitors' products, prices or services could negatively impact our share of demand, net sales or margins.

Our Architectural Glass and Architectural Framing Systems segments have seen an increase in imports of competitive products from lower-cost, international suppliers that, if this were to continue, could negatively impact our net sales and margins. Our LSO segment competes with several international specialty glass manufacturers that have traditionally not penetrated the U.S. custom picture framing industry. Although these LSO competitors have not been able to meet the specification level of our products, upgrades to our competitor's products could have a negative impact on net sales or margins.

Our ability to effectively utilize our manufacturing capacity could adversely impact future results.
Near-term performance depends, to a significant degree, on our ability to increase and appropriately utilize available production capacity. The failure to successfully maintain existing capacity, invest in additional physical capacity and recruit necessary manufacturing labor could adversely affect our operating results.

Product quality issues could negatively impact demand for our products and future profitability.
We manufacture and/or install a significant portion of our products based on the specific requirements of each customer. We believe that future orders of our products or services will depend on our ability to maintain the performance, reliability and quality standards required by our customers. If our products or services have performance, reliability or quality problems, or products are installed using incompatible glazing materials or installed improperly, we may experience additional warranty and service expense; reduced or canceled orders; diminished pricing power; higher manufacturing or installation costs; or delays in the collection of accounts receivable. Additionally, performance, reliability or quality claims from our customers, with or without merit, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages that could negatively impact our financial results.

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
Our net sales and operating results may differ from Company-provided guidance and the expectations of securities analysts or investors in future periods. Our annual net sales and operating results may vary depending on a number of factors, including, but not limited to, fluctuating customer demand, delay or timing of shipments, construction delays or cancellations due to lack of financing for construction projects, changes in product and project, and market acceptance of new products. Manufacturing or operational difficulties that may arise due to quality control, or unplanned operational downtime may also adversely impact our annual net sales and operating results. In addition, competition, including new entrants into our markets, the introduction of new products by competitors, adoption of competitive technologies by our customers, or competitive pressures on prices of our products and services, could adversely impact our annual net sales and operating results. Finally, our annual net sales and operating results may vary depending on raw material pricing and the potential for disruption of supply, or changes in legislation that could have an adverse impact on our labor or other costs. Our failure to meet net sales and operating result expectations would likely adversely affect the market price of our common stock.

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

Difficulties with our information technology systems and security could adversely affect our results.
We have many information technology systems that are important to the operation of our businesses. These systems are used to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. We could encounter difficulties in developing new systems and maintaining existing systems. Such difficulties could lead to significant additional expenses and/or disruption in business operations that could adversely affect our results.

Additionally, information technology security threats are increasing in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Should such an attack succeed, it could lead to the compromise of confidential information, manipulation and destruction of data, production downtimes, disruption in the availability of financial data, or misrepresentation of information via digital media. The occurrence of any of these events could adversely affect our reputation, and could result in litigation, regulatory action, potential liability, and increased costs and operational consequences of implementing further data protection matters.

We use hazardous chemicals in the production of our products and are thus subjected to changes in environmental legislation.
We use hazardous chemicals in producing our products. One of our facilities has certain historical environmental conditions that we believe require remediation. Our inability to remediate the historical environmental conditions at the facility at or below the amounts reserved, therefore, could have a material adverse impact on future financial results. Additionally, we are subject to a variety of local, state and federal governmental regulations relating to storage, discharge, handling, emission, generation and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. Our failure to comply with current or future environmental regulations could result in the imposition of substantial fines, suspension of production, alteration of our manufacturing processes or increased costs. Our financial results could also be adversely impacted by rising energy and material costs associated with environmental regulations.

A loss of key personnel could negatively impact near-term results.
Our success depends on the skills, experience and efforts of our executive management and other key personnel. If, for any reason, one or more senior executives or key personnel were not to remain active in our Company, our financial results could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The following table lists, by segment, the Company's major facilities as of February 28, 2015, the general use of the facility and whether it is owned or leased by the Company.

Facility	Location	Owned/ Leased	Size (sq. ft.)	Function
Architectural Glass Segment
Viracon	Owatonna, MN	Owned	868,500	Mfg/Admin
Viracon	Owatonna, MN	Owned	136,050	Mfg/Admin
Viracon	Owatonna, MN	Leased	160,000	Warehouse
Viracon	Statesboro, GA	Owned	397,200	Mfg/Warehouse
Viracon	St. George, UT	Owned	236,000	Mfg/Warehouse
GlassecViracon	Nazaré Pulista, Brazil	Owned(1)	100,000	Mfg/Admin

Architectural Services Segment
Harmon, Inc. Headquarters	Minneapolis, MN	Leased	12,954	Admin
Harmon, Inc.	West Chester, OH	Leased	156,000	Mfg
Harmon, Inc.	Garland, TX	Leased	114,025	Mfg
Harmon, Inc.	Glen Burnie, MD	Leased	72,377	Mfg
Harmon, Inc.	Orlando, FL	Leased	49,000	Mfg

Architectural Framing Systems Segment
Wausau Window and Wall Systems	Wausau, WI	Owned	370,400	Mfg/Admin
Wausau Window and Wall Systems	Stratford, WI	Owned	67,000	Mfg
Linetec	Wausau, WI	Owned	430,000	Mfg/Admin
Tubelite	Reed City, MI	Owned	245,000	Mfg
Tubelite	Walker, MI	Leased	123,125	Mfg/Admin
Tubelite	Dallas, TX	Leased	47,500	Mfg
Alumicor	Ontario, Canada	Leased	180,329	Mfg/Warehouse/Admin
Alumicor	Ontario, Canada	Owned	55,000	Mfg

LSO Segment
Tru Vue	McCook, IL	Owned	300,000	Mfg/Admin
Tru Vue	Faribault, MN	Owned	274,600	Mfg/Admin

Other
Apogee Headquarters	Minneapolis, MN	Leased	19,237	Admin

(1)	This is an owned facility; however, the land is leased from the city.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Apogee common stock is traded on the NASDAQ Stock Market LLC (Nasdaq) under the ticker symbol APOG.

As of April 8, 2015, there were approximately 1,278 shareholders of record and 7,715 shareholders for whom securities firms acted as nominees.

The following chart shows the quarterly range and year-end closing prices for one share of the Company's common stock over the past five fiscal years.

	First		Second		Third		Fourth		Year-end
	Low	High	Low	High	Low	High	Low	High	Close
2015	$28.28	$35.64	$29.21	$36.68	$35.07	$47.02	$37.83	$48.03	$45.85
2014	23.06	30.26	22.20	29.41	27.25	36.09	30.97	37.73	34.23
2013	12.17	16.44	14.14	17.20	15.80	23.31	22.20	26.62	26.21
2012	12.42	14.82	8.21	13.45	7.79	11.54	9.42	15.05	12.60
2011	12.57	16.89	9.05	13.89	8.76	12.05	10.79	14.72	13.92

Dividends
The Board of Directors quarterly evaluates declaring dividends based on operating results, available funds and the Company's financial condition. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly and annual cumulative cash dividends per share for the past five fiscal years.

	First	Second	Third	Fourth	Total
2015	$0.1000	$0.1000	$0.1000	$0.1100	$0.4100
2014	0.0900	0.0900	0.0900	0.1000	0.3700
2013	0.0900	0.0900	0.0900	0.0900	0.3600
2012	0.0815	0.0815	0.0815	0.0815	0.3260
2011	0.0815	0.0815	0.0815	0.0815	0.3260

Purchases of Equity Securities by the Company
The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
November 30, 2014 through December 27, 2014	1,680	$41.58	—	767,368
December 28, 2014 through January 24, 2015	13,480	43.09	—	767,368
January 25, 2015 through February 28, 2015	2,614	45.30	—	767,368
Total	17,774	$43.89	—	767,368
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

Comparative Stock Performance
The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the Standard & Poor's Small Cap 600 Growth Index and the Russell 2000 Index. This graph assumes a $100 investment in each of Apogee, the Standard & Poor's Small Cap 600 Growth Index and the Russell 2000 Index at the close of trading on February 27, 2010, and also assumes the reinvestment of all dividends.

	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015
Apogee	$100.00	$97.41	$88.17	$183.41	$239.54	$320.85
S&P Small Cap 600 Growth Index	100.00	133.88	140.37	160.30	210.33	225.62
Russell 2000 Index	100.00	130.77	127.66	145.53	188.21	196.22

For the fiscal year ended February 28, 2015, our primary business activities included architectural glass (approximately 34 percent of net sales), architectural services (approximately 25 percent of net sales), architectural framing systems (approximately 32 percent of net sales) and large-scale optical technologies (approximately 9 percent of net sales). We are not aware of any competitors, public or private, that are similar to us in size and scope of business activities. Most of our direct competitors are either privately owned or divisions of larger, publicly owned companies.

ITEM 6. SELECTED FINANCIAL DATA

The following information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.

(In thousands, except per share data and percentages)	2015	2014(1)(2)	2013(1)	2012(1)(3)	2011(4)	2010
Results from Operations Data
Net sales	$933,936	$771,445	$700,224	$662,463	$582,777	$696,703
Gross profit	208,544	165,252	145,733	117,120	83,120	162,095
Operating income (loss)	63,585	40,285	27,419	3,816	(20,972)	45,430
Net earnings (loss)	50,516	27,986	19,111	4,645	(10,332)	31,742
Earnings (loss) per share - basic	1.76	0.98	0.68	0.17	(0.37)	1.16
Earnings (loss) per share - diluted	1.72	0.95	0.67	0.17	(0.37)	1.15

Balance Sheet Data
Current assets	$298,975	$247,430	$256,479	$234,077	$213,923	$246,586
Total assets	612,057	569,995	524,779	497,742	511,098	526,854
Current liabilities	149,028	136,834	122,167	105,771	113,946	128,887
Long-term debt	20,587	20,659	20,756	20,916	21,442	8,400
Shareholders' equity	382,476	356,104	336,792	324,672	327,677	343,590

Cash Flow Data
Depreciation and amortization	$29,423	$26,550	$26,529	$27,246	$28,218	$29,601
Net cash provided by (used in) operating activities	68,563	52,921	40,716	27,981	(7,985)	97,234
Net cash used in investing activities	(24,475)	(43,974)	(57,132)	(18,498)	(14,391)	(53,245)
Net cash (used in) provided by financing activities	(19,773)	(17,576)	232	(13,116)	209	(9,832)
Capital expenditures	27,220	41,852	34,664	9,650	9,126	9,765
Dividends(5)	12,071	10,764	10,316	9,153	9,161	9,112

Other Data
Gross margin - % of sales	22.3%	21.4%	20.8%	17.7%	14.3%	23.3%
Operating margin - % of sales	6.8%	5.2%	3.9%	0.6%	(3.6)%	6.5%
Effective tax rate - %	22.3%	29.6%	29.0%	(29.2)%	39.3%	31.7%
Non-cash working capital	$97,479	$81,976	$58,791	$49,120	$39,426	$15,064
Debt as a % of total capital	5.1%	5.5%	5.9%	6.1%	6.4%	2.4%
Return on:
Average shareholders' equity - %	13.7%	8.1%	5.8%	1.4%	(3.1)%	9.6%
Average invested capital(6)- %	8.8%	6.0%	4.3%	0.6%	(3.4)%	7.5%
Dividend yield at year-end - %	0.9%	1.1%	1.4%	2.6%	2.3%	2.3%
Book value per share	13.17	12.30	11.81	11.57	11.66	12.29
Price/earnings ratio at year-end	27:1	36:1	39:1	76:1	NM	12:1
Average monthly trading volume	3,665	5,098	3,381	2,830	4,790	5,900

(1)
Includes the retrospective adjustment of Balance Sheet Data to reflect the elimination of LIFO accounting, see Item 8, Note 1 to the Consolidated Financial Statements of the Company contained elsewhere in this report.

(2)	Includes the acquisition of Alumicor in November 2013.

(3)	Fiscal 2012 included 53 weeks, compared to 52 weeks in each of the other periods presented.

(4)	Includes the acquisition of Glassec in November 2010.

(5)	See Item 5 for fiscal year 2011-2015 dividend per share data.

(6)	[Operating income x .65]/average invested capital
NM=Not meaningful

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management's current expectations or beliefs of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A in this Form 10-K. From time to time, we also may provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

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

Overview
We are a leader in certain technologies that provide distinctive solutions for enclosing commercial buildings and framing art. The Company's four reportable segments are: Architectural Glass, Architectural Services, Architectural Framing Systems and Large-Scale Optical (LSO).

•	Architectural Glass segment consists of Viracon, a fabricator of coated, high-performance architectural glass for global markets.

•
The Architectural Services segment consists of Harmon, one of the largest U.S. full-service building glass installation and renovation companies; it designs, engineers, fabricates and installs the walls of glass, windows and other curtainwall products making up the outside skin of commercial and institutional buildings.

•
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

•	LSO segment consists of Tru Vue, a manufacturer of value-added glass and acrylic for the custom picture framing and fine art markets.

The following highlights the results for fiscal 2015:

•
Consolidated revenues increased 21 percent over fiscal 2014, or 17 percent excluding the impact of Alumicor, and operating income was up 58 percent over last year. All four segments grew revenue and earnings.

•	EPS was $1.72, including a $0.22 per share impact of a 48C tax credit. Excluding this item, adjusted EPS was $1.50, up 58 percent over the prior year.

•	Architectural Glass segment revenues improved 18 percent over fiscal 2014 and operating income improved to $16.4 million, as compared to $3.9 million in the prior year.

•	The Architectural Services segment revenues increased 13 percent over fiscal 2014 and operating income improved by 66 percent.

•
The Architectural Framing Systems segment net sales improved 38 percent compared to fiscal 2014, or 24 percent organic growth when adjusting out the impact of Alumicor, and operating income was up 46 percent.

•	The LSO segment revenues increased by 8 percent over fiscal 2014 while operating income grew slightly over prior-year levels.

•	Consolidated backlog was $490.8 million at February 28, 2015, up 49 percent over the fiscal 2014 level.

Strategy

Architectural Glass, Architectural Services and Architectural Framing Systems Segments
These three segments serve the commercial construction market, which is highly cyclical. They participate in various phases of the value chain to design, engineer, manufacture and install customized aluminum and glass window, curtainwall, and storefront and entrance systems for commercial buildings - each with nationally recognized brands and leading positions in their target market segments.

The window, curtainwall and storefront systems manufactured by our Architectural Framing Systems segment, as well as the glass products fabricated by our Architectural Glass segment, are sold to installers who enclose commercial buildings, such as offices, hospitals, educational facilities, government facilities, high-end multi-family buildings and retail centers. We believe general contractors and architects value our ability to reliably deliver quality, customized window and curtainwall solutions. Their customers - building owners and developers - value the distinctive look, energy efficiency, and hurricane and blast protection features of our window and curtainwall systems. These attributes can contribute to higher lease rates, lower operating costs due to the energy efficiency of our value-added glass and aluminum systems, a more comfortable environment for building occupants, and protection for buildings and occupants from hurricanes and blasts.

Our Architectural Services segment fabricates and installs window and curtainwall systems on newly constructed commercial buildings, as well as providing large-scale retrofit services for the window and curtainwall systems on existing commercial buildings. We collaborate closely with our customers, the general contractors, to complete installation projects on time and on budget in order to minimize costly job-site labor overruns.

We look at several market indicators, such as office space vacancy rates, architectural billing statistics, employment and other macroeconomic indicators, to gain insight into the commercial construction market. One of our primary indicators is U.S. non-residential construction market activity as documented by Dodge Data & Analytics (Dodge) (formerly McGraw-Hill Construction), a leading independent provider of construction industry analysis, forecasts and trends. We utilize the information for the building types that we typically serve (office towers, hotels, retail centers, education facilities and dormitories, health care facilities, government buildings and high-end multi-family buildings) and adjust this information (which is based on construction starts) to align with our fiscal year and the lag that is required to account for when our products and services typically are initiated in a construction project - approximately eight months after project start. From the Dodge data, we believe that our U.S. markets had a compound annual growth rate of eight percent over our past three fiscal years, while our combined compound annual organic growth rate for our three architectural segments was 13 percent over that same period.

Our overall strategy in the Architectural Glass and Architectural Framing Systems segments is to deliver organic growth faster than our commercial construction markets. While our Architectural Services segment will continue to deliver organic growth, the strategy of this segment will be focused on project selection and improved project margins. We will grow through geographic expansion and entry into adjacent markets and product offerings, while remaining focused on distinctive solutions for enclosing commercial buildings. We draw upon our leading brands, energy-efficient products and reputation for high quality and service in pursuit of our strategies. We also aspire to lead our markets in the development of practical, energy-efficient products for new construction and renovation. We have introduced products and services designed to meet the growing demand for energy-efficient building materials. These products have included new energy-efficient glass coatings, thermally enhanced aluminum framing systems, and systems with a high percentage of recycled content.

While each of our operating segments has the ability to grow through geographic expansion and product line extension, we regularly evaluate business development opportunities in complementary markets. This strategy can take the form of acquisition or strategic alliances.

In recent years, we have increased our focus on the window and curtainwall retrofit and renovation market. We have seen increased interest from the non-residential and high-end multi-family building sectors in upgrading the façades and improving the energy efficiency of their buildings. We consider this to be a significant opportunity for Apogee in the coming years.

Additionally, we are constantly working to improve the efficiency and productivity of our manufacturing and installation operations. During fiscal 2014, we completed the initial roll-out of lean manufacturing principles to all of our operating units. In fiscal 2015, we continued to see increasing maturity of many of the lean manufacturing disciplines. We expect this initiative to continue to deliver gross margin expansion into the foreseeable future.

Lastly, we consistently evaluate capital investments to improve productivity and product development capabilities, as well as to provide appropriate manufacturing capacity to support growth.

LSO segment
Our basic strategy in this segment is to convert the custom picture framing market from clear uncoated glass and acrylic products to value-added products that protect art from UV damage while minimizing reflection from the glass, so that viewers see the art rather than the glass. We estimate that over 60 percent of the demand for U.S. custom picture framing glass has converted to value-added glass. Although we are finding it more difficult to further increase the use of value-added glass in the U.S. market, we continue to see conversion to value-added glass. We offer a variety of products with varying levels of reflection control and promote the benefits to consumers with point-of-purchase displays and other promotional materials.

We also participate in the global fine art sector, which includes demand from museums and private art collections. This sector appreciates the conservation and anti-reflective properties of our products, primarily our acrylic products. Acrylic is a preferred material in the fine art sector because the product is light weight, which allows its use with art that is much larger and for which weight is an important consideration. We will continue to expand our presence in this sector through international expansion and product line extensions.

Additionally, this is the third fiscal year where we have been executing on our strategy of increasing custom picture framing sales in selected geographies outside the U.S. We now have distributors in over 30 countries, mainly in Europe, that are serviced from our warehouse in the Netherlands and directly from the U.S. As we leverage our products and distribution network, we will grow at a faster pace internationally than in the U.S.

Results of Operations
Net Sales

(Dollars in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net sales	$933,936	$771,445	$700,224	21.1%	10.2%

Fiscal 2015 Compared to Fiscal 2014
Sales increased to $933.9 million, up 21.1 percent over fiscal 2014 sales of $771.4 million. Organic growth was 16.9 percent, or $127.5 million, when excluding the sales generated by our Canadian storefront and entrance business, which was acquired in the third quarter of fiscal 2014. Organic growth came primarily from increased sales volume in our architectural-based segments due to increased commercial construction activity in the U.S. The Architectural Glass segment accounted for approximately 32 percent of the organic growth due to increased volumes and improved pricing. Increased volume in the U.S. window, storefront and finishing businesses in the Architectural Framing Systems segment accounted for approximately 30 percent of the growth. The remaining organic growth was attributable to volume growth in the Architectural Services business and an improved mix of value-added products in the LSO segment.

Fiscal 2014 Compared to Fiscal 2013
Sales grew 10.2 percent in fiscal 2014 to $771.4 million compared to $700.2 million in fiscal 2013. The inclusion of Alumicor sales since the date of acquisition accounted for 2 percentage points of this increase. Improved product mix and pricing in the Architectural Glass segment drove approximately 4 percentage points of the increase. Volume growth in the Architectural Services segment favorably impacted fiscal 2014 by about 2 percentage points and the remainder of the increase resulted from improved volume in our Architectural Framing segment's U.S. storefront and finishing businesses.

Performance
The relationship between various components of operations, as a percentage of net sales, is illustrated below for the past three fiscal years.

(Percentage of net sales)	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	77.7	78.6	79.2
Gross profit	22.3	21.4	20.8
Selling, general and administrative expenses	15.5	16.2	16.9
Operating income	6.8	5.2	3.9
Interest income	0.1	0.1	0.1
Interest expense	0.1	0.1	0.2
Other income (expense), net	0.2	—	—
Earnings before income taxes	7.0	5.2	3.8
Income tax expense	1.6	1.6	1.1
Net earnings	5.4%	3.6%	2.7%
Effective income tax rate	22.3%	29.6%	29.0%

Fiscal 2015 Compared to Fiscal 2014
Gross profit improved 0.9 percentage points to 22.3 percent of sales in fiscal 2015 from 21.4 percent in fiscal 2014. The increase in gross margins was due to the impact of operating leverage on increased volume and improved pricing in the Architectural Glass segment, as well as operating leverage on increased volume in the window business within the Architectural Framing Systems segment. These positive items were partially offset by manufacturing cost overruns in the Architectural Services Segment, increased aluminum costs in the U.S. and Canadian storefront and entrance businesses within the Architectural Framing Systems segment, and costs to restart the Utah facility in our Architectural Glass segment.

Selling, general and administrative (SG&A) spending for fiscal 2015 increased by $20.0 million over fiscal 2014, while SG&A as a percent of sales decreased to 15.5 percent in fiscal 2015 from 16.2 percent in fiscal 2014. The addition of our Canadian storefront and entrance business acquired in the third quarter of fiscal 2014 contributed approximately 30 percent of the increase in year-on-year spend. The remaining increase was due to increased incentive compensation on improved results, increased sales commissions from higher sales volumes and write-down of certain assets acquired in our window business in fiscal 2014.

Other income was $1.4 million for fiscal 2015 compared to a small expense in the prior-year period, mainly due to the receipt of the final distribution in the first quarter of fiscal 2015 related to a European business that was discontinued over 15 years ago.

Our effective tax rate for fiscal 2015 was 22.3 percent. The effective tax rate in fiscal 2015 includes a $6.4 million tax benefit from an energy-efficient investment credit under Section 48C of the Internal Revenue Code in the second quarter of this fiscal year, upon successful start-up and commercial production of coatings on our new architectural glass coater. The tax credit was awarded in 2011 by the U.S. Internal Revenue Service (IRS) in cooperation with the Department of Energy as part of the American Reinvestment and Recovery Act to incent energy-efficiency investments throughout the United States. Excluding this credit, our effective tax rate would have been 32.2% in fiscal 2015, slightly higher than 29.6% in fiscal 2014, due to a lesser net benefit from tax reserve adjustments in the current year.

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

Selling, general and administrative spending increased by $6.7 million in fiscal 2014 over fiscal 2013, while SG&A as a percent of sales decreased to 16.2 percent in fiscal 2014 from 16.9 percent in fiscal 2013. The increase in spending was primarily due to increased salaries and related benefits to support sales growth and geographic expansion, as well as other costs related to geographic expansion and acquisitions during fiscal 2014.

Segment Analysis
Architectural Glass

(In thousands)	2015	2014	2013
Net sales	$346,471	$293,810	$266,456
Operating income (loss)	16,431	3,861	(4,391)
Operating income (loss) as a percent of sales	4.7%	1.3%	(1.6)%

Fiscal 2015 Compared to Fiscal 2014. Fiscal 2015 net sales of $346.5 million increased $52.7 million, or 17.9 percent, over fiscal 2014. The increase for the year was primarily due to increased volume and some improvement in pricing.

Operating income improved to $16.4 million in fiscal 2015, compared to $3.9 million in fiscal 2014, an improvement of $12.6 million. Operating margins improved to 4.7 percent in fiscal 2015 compared to 1.3 percent in fiscal 2014. As the commercial construction activity has increased, the Architectural Glass segment has benefited from operating leverage on volume growth and improved pricing. The segment also demonstrated positive manufacturing productivity that was partially offset by inefficiencies experienced as the business expanded its workforce to meet demand and costs incurred to restart the Utah facility.

Fiscal 2014 Compared to Fiscal 2013. Fiscal 2014 net sales increased $27.4 million to $293.8 million, or 10.3 percent over fiscal 2013. Improved mix and pricing in our U.S. and Brazilian businesses accounted for most of the increase. The remainder was due to volume growth in both our U.S. and Brazilian businesses, partially offset by a decline in our export volume.

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

Architectural Services

(In thousands)	2015	2014	2013
Net sales	$230,650	$203,351	$186,570
Operating income (loss)	7,442	4,479	(1,008)
Operating income (loss) as a percent of sales	3.2%	2.2%	(0.5)%

Fiscal 2015 Compared to Fiscal 2014. Net sales of $230.7 million in fiscal 2015 increased $27.3 million, or 13.4 percent over fiscal 2014. The increase was due to volume from project timing and a general increase in project activity on stronger end markets. Operating income increased $3.0 million to $7.4 million compared to $4.5 million in fiscal 2014. Operating margin was 3.2 percent in fiscal 2015 compared to 2.2 percent in fiscal 2014. The improvements in operating results for the year were a result of operating leverage on the increased volume and increasing project margins due to our focus on project selection.

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

Architectural Framing Systems

(In thousands)	2015	2014	2013
Net sales	$298,395	$216,059	$191,137
Operating income	21,808	14,930	14,584
Operating income as a percent of sales	7.3%	6.9%	7.6%

Fiscal 2015 Compared to Fiscal 2014. Fiscal 2015 net sales of $298.4 million increased $82.3 million, or 38.1 percent, over fiscal 2014. Organic growth, excluding our Canadian storefront and entrance business, was 23.7 percent. The organic growth in fiscal 2015 was due to double-digit volume increases at our three U.S. businesses in the segment, with the U.S. storefront and finishing businesses increasing penetration within their target sectors and geographies, the window business recovering from a prior-year gap in the schedule for complex projects, and an increase in volume due to market growth in our finishing business.

Fiscal 2015 operating income of $21.8 million was an increase of $6.9 million over the $14.9 million reported in fiscal 2014, and operating margins improved to 7.3 percent in fiscal 2015 from 6.9 percent in fiscal 2014. The increase in operating results was due to the impact of income growth in the U.S. window, finishing and storefront businesses resulting from increased volume and good execution. This improvement was slightly offset by the negative effect of higher aluminum costs in the U.S. and Canadian storefront businesses, and the impact of soft Canadian markets on the Canadian storefront business in the first half of the year.

Fiscal 2014 Compared to Fiscal 2013. Fiscal 2014 net sales increased $24.9 million, or 13.0 percent, over fiscal 2013.The addition of our Canadian storefront and entrance business accounted for approximately 8 percentage points of the increase for fiscal 2014. The remainder of the increase was due to improved volumes in the U.S. storefront and finishing businesses, partially offset by volume declines caused by an anticipated gap in the schedule for the window business.

Fiscal 2014 operating income of $14.9 million was up slightly over the $14.6 million reported in fiscal 2013, while operating margins decreased to 6.9 percent in fiscal 2014 from 7.6 percent in fiscal 2013. The favorable impact of increased volumes in the U.S. storefront and finishing businesses was partially offset by lower sales in the window business related to the anticipated gap in the schedule for more complex projects, resulting in lower capacity utilization. Additionally, the Canadian storefront business that was acquired late in fiscal 2014 delivered an operating loss due to acquisition costs.

Large-Scale Optical Technologies (LSO)

(In thousands)	2015	2014	2013
Net sales	$87,693	$81,127	$79,947
Operating income	21,954	21,252	20,993
Operating income as a percent of sales	25.0%	26.2%	26.3%

Fiscal 2015 Compared to Fiscal 2014. LSO fiscal 2015 net sales of $87.7 million were up $6.6 million, or 8.1 percent, over fiscal 2014 net sales of $81.1 million. The improvement compared to fiscal 2014 was due to a positive mix of higher value-added products on relatively flat volumes. Operating income of $22.0 million was up slightly over fiscal 2014 results of $21.3 million, while operating margins dropped to 25.0 percent in fiscal 2015 compared to 26.2 percent in fiscal 2014. The impact of the strong mix of value-added products was largely offset by increased incentive compensation and investments in new product development.

Fiscal 2014 Compared to Fiscal 2013. LSO revenues in fiscal 2014 increased slightly over fiscal 2013 to $81.1 million from $79.9 million. The improvement compared to fiscal 2013 was due to a positive mix of higher value-added products. Operating income of $21.3 million was relatively flat compared to fiscal 2013 levels and operating margins were consistent. The impact of the strong mix of higher value-added products was largely offset by increased promotional activities and investments for growth in new geographies and markets.

Consolidated Backlog
Backlog represents the dollar amount of revenues we expect to recognize in the future from firm contracts or orders received, as well as those that are in progress. Backlog is not a term defined under generally accepted accounting principles and is not a measure of contract profitability. We include a project within our backlog at the time a signed contract or a firm purchase order is received, generally as a result of a competitive bidding process. Backlog by reporting segment at February 28, 2015, November 29, 2014 and March 1, 2014 was as follows:

(In thousands)	February 28, 2015	November 29, 2014	March 1, 2014
Architectural Glass	$137,432	$151,221	$73,206
Architectural Services	287,473	268,696	187,471
Architectural Framing Systems	77,666	88,070	72,634
Large-Scale Optical	2,107	2,100	870
Intersegment eliminations	(13,886)	(16,173)	(4,546)
Total Backlog	$490,792	$493,914	$329,635

We expect approximately $393.4 million, or 80 percent, of our February 28, 2015 backlog to be recognized in fiscal 2016, with the balance to be recognized in fiscal 2017 and beyond. We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of our ultimate profitability, we do not believe that backlog should be used as the sole indicator of future earnings of the Company.

Acquisitions
On November 5, 2013, the Company acquired all of the shares of Alumicor Limited, a privately held business, for $52.9 million, including cash acquired of $1.6 million. Alumicor is a window, storefront, entrance and curtainwall company primarily serving the Canadian commercial construction market. The purchase price allocation was based on the fair value of assets acquired and liabilities assumed and included total assets of $61.8 million, including goodwill and intangibles of $34.9 million, and total liabilities of $10.5 million. In the second quarter of fiscal 2014, we also acquired certain assets and liabilities of a window fabrication business as part of our strategy to grow through new products and new geographies. Both of these acquisitions are reported within our Architectural Framing Systems segment.

Liquidity and Capital Resources

(Cash effect, in thousands)	2015	2014	2013
Operating Activities
Net cash provided by operating activities	$68,563	$52,921	$40,523
Investing Activities
Capital expenditures	(27,220)	(41,852)	(34,664)
Proceeds from sales of property, plant and equipment	273	806	1,078
Acquisition of businesses and intangibles, net of cash acquired	—	(53,301)	(15)
Change in restricted investments, net	2,532	23,915	(4,528)
Net sales (purchases) of marketable securities	804	26,458	(17,552)
Financing Activities
Proceeds from issuance of debt	—	—	10,000
Payments on debt	(50)	(10,082)	(164)
Repurchase and retirement of common stock	(6,894)	—	—
Dividends paid	(12,071)	(10,764)	(10,316)

Operating activities. Cash provided by operating activities was $68.6 million in fiscal 2015, $52.9 million in fiscal 2014, and $40.5 million in fiscal 2013. Fiscal 2015 and 2014 operating cash flows were each positively impacted by the increased income reported for those fiscal years as compared to the respective prior-year periods.

Non-cash working capital (current assets, excluding cash and short-term available for sale securities and short-term restricted investments, less current liabilities, excluding current portion of long-term debt) was $97.5 million at February 28, 2015. This compares to $82.0 million at March 1, 2014, and $58.8 million at March 2, 2013. The increase in fiscal 2015 was due to our investment in working capital necessary to support sales growth. The change in fiscal 2014 was a result of including partial year results of Alumicor, growth in the base business and extending our geographic footprint in certain businesses.

Investing Activities. Investing activities used cash of $24.5 million in fiscal 2015, $44.0 million in fiscal 2014 and $57.1 million in fiscal 2013. The current year included capital investments of $27.2 million mainly to increase productivity, increase capacity and improve product development capabilities. Net sales of marketable securities and restricted investments generated $3.3 million of cash.

In fiscal 2014, we made capital investments of $41.9 million as we made investments for productivity and product development capabilities, including a new state-of-the-art coater in our Architectural Glass segment. We reduced our restricted investments by $23.9 million, as we released $10.0 million of cash held in escrow for the recovery zone facility bonds that was used to redeem the bonds and also released $12.0 million of cash collateral to unrestricted cash related to the letter of credit supporting these bonds. We decreased our investments in marketable securities by $26.5 million in fiscal 2014 to fund the acquisition of Alumicor.

During fiscal 2014, we completed two acquisitions as part of our strategy to grow through new products and new geographies. In the second quarter, we acquired certain assets and liabilities of a window fabrication business, which are included in the results of our window business within the Architectural Framing Systems segment. During the third quarter, we acquired the outstanding shares of Alumicor Limited; its results of operations are included within the Architectural Framing Systems segment.

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

We expect fiscal 2016 capital expenditures to range from $45 to $50 million for investments to increase capabilities, capacity and productivity, as well as maintenance capital.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity, and/or further invest in, fully divest and/or sell parts of our current businesses.

At February 28, 2015, we had one sale and leaseback agreement for equipment that provides an option to purchase the equipment at projected future fair market value upon expiration of the lease in 2021. The lease is classified as an operating lease. We had a deferred gain of $2.8 million under the sale and leaseback transaction, which is included in the balance sheet as other current and non-current liabilities. The average annual lease payment over the life of the remaining lease is $1.0 million.

Financing Activities. Total outstanding borrowings at February 28, 2015 were $20.6 million, compared to $20.7 million at March 1, 2014 and $30.8 million at March 2, 2013. During the first quarter of fiscal 2014, $10.0 million of recovery zone facility bonds that had previously been issued for future investment in the Company's Architectural Glass fabrication facility in Utah were redeemed at par. Our debt consists of $20.4 million of industrial revenue bonds and $0.2 million of other debt. The industrial revenue bonds mature in fiscal years 2021 through 2043 and the other debt matures in fiscal years 2016 through 2021. There were small amounts of current debt at February 28, 2015 and March 1, 2014. At March 2, 2013, $10.0 million of the recovery zone facility bonds were classified as current as we repaid these bonds related to our Utah facility in early fiscal 2014. Our debt-to-total-capital ratio was 5.1 percent at February 28, 2015 and 5.5 percent at March 1, 2014.

During the fourth quarter of fiscal 2015, we entered into an amendment of our existing $100.0 million committed revolving credit facility. The amount of the facility was increased to $125.0 million; the expiration date was extended to December 2019; the letter of credit facility was reduced to $40.0 million from $50.0 million, the outstanding amounts of which decrease the available commitment; and the maximum debt-to-EBITDA ratio was increased to 3.00. No other provisions of the original agreement were materially amended by the amended credit agreement. No borrowings were outstanding under the facility as of February 28, 2015 or March 1, 2014.

The credit facility requires that we maintain a debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. The Company’s ratio was 0.22 at February 28, 2015. The credit facility also requires the Company to maintain a minimum level of net worth, as defined in the credit facility, based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit facility at February 28, 2015 was $318.8 million, whereas the Company’s net worth as defined in the credit facility was $382.5 million. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At February 28, 2015, the Company was in compliance with the financial covenants of the credit facility.

In the second quarter of fiscal 2015, we entered into a Canadian Dollar $4.0 million revolving demand facility available to our Canadian storefront and entrance business. Borrowings under the facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under the facility bear interest at rates specified in the credit agreement for the facility. We classify any outstanding balances under this demand facility as long-term debt, since outstanding amounts can be refinanced through our committed revolving credit facility. No borrowings were outstanding as of February 28, 2015.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. We purchased 203,509 shares under the program during fiscal 2015, for a total cost of $6.9 million; there were no share repurchases during fiscal 2014. We have purchased a total of 2,482,632 shares, at a total cost of $36.5 million, since the inception of this program. We have remaining authority to repurchase 767,368 shares under this program, which has no expiration date.

In addition to the shares repurchased under the repurchase plan, during fiscal 2015 and 2014 we also acquired $5.2 million and $3.6 million, respectively, of Company stock from employees in order to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation, pursuant to terms of Board and shareholder-approved compensation plans.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of February 28, 2015:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$20,400	$20,400
Other debt obligations	44	44	44	44	44	11	231
Operating leases (undiscounted)	9,341	7,423	6,609	5,932	4,675	3,658	37,638
Purchase obligations	139,682	14,441	4,734	—	—	—	158,857
Total cash obligations	$149,067	$21,908	$11,387	$5,976	$4,719	$24,069	$217,126

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

We have purchase obligations for raw material commitments and capital expenditures. As of February 28, 2015, these obligations totaled $158.9 million.

We expect to make contributions of $1.0 million to our defined-benefit pension plans in fiscal 2016, which will equal or exceed our minimum funding requirements.

As of February 28, 2015, we had $4.5 million and $1.8 million of unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $0.7 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At February 28, 2015, we had ongoing letters of credit related to construction contracts and certain industrial revenue bonds. The Company’s $20.4 million of industrial revenue bonds are supported by $21.0 million of letters of credit that reduce availability of funds under our $125.0 million credit facility. The letters of credit by expiration period were as follows at February 28, 2015:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Standby letters of credit	$8,653	$12,329	$—	$—	$—	$2,500	$23,482

In addition to the above standby letters of credit, which were primarily issued for our industrial revenue bonds, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At February 28, 2015, $76.9 million of our backlog was bonded by performance bonds with a face value of $274.0 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

We believe that current cash on hand and available capacity under our committed revolving credit facility, as well as the expected cash to be generated from future operating activities, will be adequate to fund our working capital requirements, planned capital expenditures and dividend payments over the next 12 months. We have total cash and short-term available-for-sale securities of $52.5 million, and $101.5 million available under our credit facility at February 28, 2015. We believe that this will provide us with the financial strength to continue our growth strategy as our end markets continue to improve.

Off-balance sheet arrangements. With the exception of operating leases, we had no off-balance sheet financing arrangements at February 28, 2015 or March 1, 2014.

Outlook
The following statements are based on our current expectations for fiscal 2016 results. These statements are forward-looking, and actual results may differ materially.

•	Revenue growth of 10 to 15 percent over fiscal 2015.

•	We anticipate earnings per share of $2.05 to $2.20. Gross margins are anticipated to be approximately 24 percent.

•	Capital expenditures are projected to be approximately $45 to $50 million.

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

Revenue recognition - Our standard product sales terms are “free on board” (FOB) shipping point or FOB destination, and revenue is recognized when title has transferred. However, our Architectural Services segment business enters into fixed-price contracts for full-service commercial building glass installation and renovation services, which are accounted for as construction-type contracts. These contracts are typically performed over a 12- to 18-month timeframe, and we record revenue for these contracts on a percentage-of-completion basis as we are able to reasonably estimate total contract revenue and total contract costs. The contracts entered into clearly specify the enforceable rights of the parties, the consideration and the terms of settlement, and both parties can be expected to satisfy all obligations under the contract. During fiscal 2015, approximately 25 percent of our consolidated sales were recorded on a percentage-of-completion basis. Under this methodology, we compare the total costs incurred to date to the total estimated costs for the contract, and record that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. Given our ability to make reasonable estimates of our total contract revenues and total contract costs, we believe utilizing the cost-to-cost method for revenue recognition provides the greatest degree of precision in measuring progress toward completion of the installation contracts. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in contract revenue only when customers have approved them. A significant number of estimates are used in these computations.

Goodwill impairment - To determine if there has been any impairment in accordance with accounting standards, we evaluate the goodwill on our balance sheet annually or more frequently if impairment indicators exist through a two-step process. In step one, we value each of our reporting units and compare these values to the reporting units' net book value, including goodwill. If the fair value is less than the net book value, we perform step two, which determines the amount of goodwill to impair. Each of our seven business units represents a reporting unit under applicable accounting standards. We were not required to perform step two for fiscal 2015; the estimated fair value of each of the reporting units significantly exceeded their book value utilizing the discounted cash flow methodology at February 28, 2015.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio consists of municipal bonds. At February 28, 2015, we had total investments of $11.0 million, which are considered available-for-sale securities. Although these investments are subject to the credit risk of the issuer and/or letter of credit issuer, we manage our investment portfolio to limit our exposure to any one issuer.

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

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. The approach used to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net earnings, relative to a base case scenario, of rates increasing or decreasing gradually over the next 12 months by 200 basis points. This change in interest rates affecting our financial instruments at February 28, 2015 would result in an approximately $0.2 million impact to net earnings. The Company's investments exceeded its debt at February 28, 2015, so as interest rates increase, net earnings increase; as interest rates decrease, net earnings decrease.

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

We generally do not use derivative financial instruments to manage these risks. The functional currency in each of our foreign operations is the local currency in the country of domicile. We manage these operating activities at the local level and revenues, costs, assets and liabilities are generally denominated in local currencies, thereby mitigating the risk associated with changes in foreign exchange. However, our results of operations and assets and liabilities are reported in U.S. dollars, and thus will fluctuate with changes in exchange rates between Canadian dollar, Brazilian real and the U.S. dollar.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2015, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). The Company's management believes that, as of February 28, 2015, the Company's internal control over financial reporting was effective based on those criteria.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on the effectiveness of the Company's internal control over financial reporting as of February 28, 2015. That report is set forth immediately following the report of Deloitte & Touche LLP on the consolidated financial statements included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.
Minneapolis, MN

We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of February 28, 2015 and March 1, 2014, and the related consolidated results of operations, statements of comprehensive earnings, statements of cash flows, and statements of shareholders’ equity for each of the three years in the period ended February 28, 2015. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries at February 28, 2015 and March 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 28, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 29, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
April 29, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.
Minneapolis, MN

We have audited the internal control over financial reporting of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of February 28, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Table of Contents at Item 15 as of and for the year ended February 28, 2015, of the Company and our report dated April 29, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
April 29, 2015

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	February 28, 2015	March 1, 2014
Assets
Current assets
Cash and cash equivalents	$52,185	$28,465
Short-term available for sale securities	327	204
Receivables, net of allowance for doubtful accounts	171,623	154,914
Inventories	61,408	53,435
Refundable income taxes	5,115	973
Deferred tax assets	1,359	2,714
Other current assets	6,958	6,725
Total current assets	298,975	247,430
Property, plant and equipment, net	193,540	193,946
Available for sale securities	10,655	11,273
Restricted investments	—	2,540
Goodwill	75,857	78,021
Intangible assets	23,280	27,198
Other non-current assets	9,750	9,587
Total assets	$612,057	$569,995
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$56,516	$47,241
Accrued payroll and related benefits	36,620	25,216
Accrued self-insurance reserves	8,058	6,683
Other current liabilities	25,557	35,088
Billings in excess of costs and earnings on uncompleted contracts	22,233	22,557
Current portion long-term debt	44	49
Total current liabilities	149,028	136,834
Long-term debt	20,587	20,659
Unrecognized tax benefits	4,477	5,234
Long-term self-insurance reserves	6,185	7,977
Deferred tax liabilities	10,652	8,567
Other non-current liabilities	38,652	34,620
Commitments and contingent liabilities (Note 17)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 29,049,531 and 28,958,119 respectively	9,683	9,653
Additional paid-in capital	138,575	130,570
Retained earnings	256,538	228,841
Common stock held in trust	(801)	(791)
Deferred compensation obligations	801	791
Accumulated other comprehensive loss	(22,320)	(12,960)
Total shareholders’ equity	382,476	356,104
Total liabilities and shareholders’ equity	$612,057	$569,995

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

	Year-Ended
	February 28, 2015	March 1, 2014	March 2, 2013
(In thousands, except per share data)	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$933,936	$771,445	$700,224
Cost of sales	725,392	606,193	554,491
Gross profit	208,544	165,252	145,733
Selling, general and administrative expenses	144,959	124,967	118,314
Operating income	63,585	40,285	27,419
Interest income	954	827	758
Interest expense	924	1,259	1,494
Other income (expense), net	1,384	(87)	224
Earnings before income taxes	64,999	39,766	26,907
Income tax expense	14,483	11,780	7,796
Net earnings	$50,516	$27,986	$19,111
Earnings per share – basic	$1.76	$0.98	$0.68
Earnings per share – diluted	$1.72	$0.95	$0.67
Weighted average basic shares outstanding	28,763	28,483	27,954
Weighted average diluted shares outstanding	29,374	29,374	28,641

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year-Ended
	February 28, 2015	March 1, 2014	March 2, 2013
(In thousands)	(52 weeks)	(52 weeks)	(52 weeks)
Net earnings	$50,516	$27,986	$19,111
Other comprehensive earnings:
Unrealized gain (loss) on marketable securities, net of $88, $(46) and $(15) tax expense (benefit), respectively	163	(83)	(28)
Unrealized (loss) gain on foreign currency hedge, net of $(36), $183 and $(147) tax (benefit) expense, respectively	(62)	320	(258)
Unrealized (loss) gain on pension obligation, net of $(830), $10 and $(95) tax (benefit) expense, respectively	(1,458)	19	(168)
Foreign currency translation adjustments	(8,003)	(6,135)	(1,867)
Other comprehensive loss	(9,360)	(5,879)	(2,321)
Total comprehensive earnings	$41,156	$22,107	$16,790

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 28, 2015	March 1, 2014	March 2, 2013
(In thousands)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Operating Activities
Net earnings	$50,516	$27,986	$19,111
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,423	26,550	26,529
Stock-based compensation	4,793	4,661	4,395
Deferred income taxes	4,274	(5,280)	3,557
Excess tax benefits from stock-based compensation	(3,236)	(2,725)	(483)
Gain on disposal of assets	(933)	(1,629)	(1,954)
Proceeds from new markets tax credit transaction, net of deferred costs	—	7,471	—
Other, net	229	51	1,156
Changes in operating assets and liabilities:
Receivables	(18,588)	(19,229)	(13,364)
Inventories	(8,660)	(6,130)	(2,209)
Accounts payable and accrued expenses	12,871	18,282	11,158
Billings in excess of costs and earnings on uncompleted contracts	(324)	1,202	(1,195)
Refundable and accrued income taxes	(1,091)	3,449	(4,086)
Other, net	(711)	(1,738)	(2,092)
Net cash provided by operating activities	68,563	52,921	40,523
Investing Activities
Capital expenditures	(27,220)	(41,852)	(34,664)
Proceeds from sales of property, plant and equipment	273	806	1,078
Acquisition of businesses and intangibles, net of cash acquired	—	(53,301)	(15)
Purchases of restricted investments	—	(36,200)	(10,000)
Sales/maturities of restricted investments	2,532	60,115	5,472
Purchases of marketable securities	(6,142)	(14,562)	(58,847)
Sales/maturities of marketable securities	6,946	41,020	41,295
Investments in corporate-owned life insurance policies	(864)	—	(1,451)
Net cash used in investing activities	(24,475)	(43,974)	(57,132)
Financing Activities
Net proceeds from revolving credit agreement	126	—	—
Proceeds from issuance of debt	—	—	10,000
Payments on debt	(50)	(10,082)	(164)
Payments on debt issue costs	(215)	(165)	(633)
Shares withheld for taxes, net of stock issued to employees	(3,905)	710	862
Excess tax benefits from stock-based compensation	3,236	2,725	483
Repurchase and retirement of common stock	(6,894)	—	—
Dividends paid	(12,071)	(10,764)	(10,316)
Net cash (used in) provided by financing activities	(19,773)	(17,576)	232
Increase (decrease) in cash and cash equivalents	24,315	(8,629)	(16,377)
Effect of exchange rates on cash	(595)	(673)	117
Cash and cash equivalents at beginning of year	28,465	37,767	54,027
Cash and cash equivalents at end of period	$52,185	$28,465	$37,767
Noncash Activity
Capital expenditures in accounts payable	$2,656	$761	$553

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

(In thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at March 3, 2012	28,062	$9,354	$113,046	$207,032	$(745)	$745	$(4,760)
Net earnings	—	—	—	19,111	—	—	—
Unrealized loss on marketable securities, net of $15 tax benefit	—	—	—	—	—	—	(28)
Unrealized loss on foreign currency hedge, net of $147 tax benefit	—	—	—	—	—	—	(258)
Unrealized loss on pension obligation, net of $95 tax benefit	—	—	—	—	—	—	(168)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,867)
Issuance of stock, net of cancellations	316	105	(59)	14	(16)	16	—
Stock-based compensation	—	—	4,395	—	—	—	—
Tax benefit associated with stock plans	—	—	388	—	—	—	—
Exercise of stock options	243	81	2,422	—	—	—	—
Other share retirements	(107)	(35)	(433)	(1,232)	—	—	—
Cash dividends ($0.360 per share)	—	—	—	(10,316)	—	—	—
Balance at March 2, 2013	28,514	$9,505	$119,759	$214,609	$(761)	$761	$(7,081)
Net earnings	—	—	—	27,986	—	—	—
Unrealized loss on marketable securities, net of $46 tax benefit	—	—	—	—	—	—	(83)
Unrealized gain on foreign currency hedge, net of $183 tax expense	—	—	—	—	—	—	320
Unrealized gain on pension obligation, net of $10 tax expense	—	—	—	—	—	—	19
Foreign currency translation adjustments	—	—	—	—	—	—	(6,135)
Issuance of stock, net of cancellations	245	82	(54)	17	(30)	30	—
Stock-based compensation	—	—	4,661	—	—	—	—
Tax benefit associated with stock plans	—	—	2,598	—	—	—	—
Exercise of stock options	328	109	4,150	—	—	—	—
Other share retirements	(129)	(43)	(544)	(3,007)	—	—	—
Cash dividends ($0.370 per share)	—	—	—	(10,764)	—	—	—
Balance at March 1, 2014	28,958	$9,653	$130,570	$228,841	$(791)	$791	$(12,960)
Net earnings	—	—	—	50,516	—	—	—
Unrealized gain on marketable securities, net of $88 tax expense	—	—	—	—	—	—	163
Unrealized loss on foreign currency hedge, net of $36 tax benefit	—	—	—	—	—	—	(62)
Unrealized loss on pension obligation, net of $830 tax benefit	—	—	—	—	—	—	(1,458)
Foreign currency translation adjustments	—	—	—	—	—	—	(8,003)
Issuance of stock, net of cancellations	304	101	(47)	28	(10)	10	—
Stock-based compensation	—	—	4,793	—	—	—	—
Tax benefit associated with stock plans	—	—	3,293	—	—	—	—
Exercise of stock options	146	49	1,190	—	—	—	—
Share repurchases	(203)	(68)	(965)	(5,861)	—	—	—
Other share retirements	(155)	(52)	(259)	(4,915)	—	—	—
Cash dividends ($0.410 per share)	—	—	—	(12,071)	—	—	—
Balance at February 28, 2015	29,050	$9,683	$138,575	$256,538	$(801)	$801	$(22,320)
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

The results of Alumicor Limited (Alumicor), which the Company acquired on November 5, 2013, are included in the Company's Architectural Framing Systems segment. Refer to Note 6 for further information regarding the acquisition of Alumicor and its treatment in the consolidated financial statements.

GlassecViracon's fiscal year ends December 31 and its results are incorporated into the consolidated financial statements on a two-month lag. There were no significant intervening events that would have materially affected our consolidated financial statements had they been recorded during the year ended February 28, 2015.

Fiscal Year. Apogee's fiscal year ends on the Saturday closest to the last day of February. Fiscal 2015, 2014 and 2013 each consisted of 52 weeks.

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

Inventories. Inventories, which consist primarily of purchased glass and aluminum, are valued at lower of cost or market using the first-in, first-out ("FIFO") method. Our manufacturing operations recognize costs of sales using standard costs with full overhead absorption, which generally approximates actual cost.

During the fourth quarter of fiscal 2015, the Company changed its method of accounting for those inventories which were accounted for under the last-in, first-out (“LIFO”) method (53 percent of total fiscal 2014 inventories) to the FIFO method. The Company believes that this change is preferable as it provides uniformity across the Company's operations with respect to the method of inventory accounting, better reflects the current value of inventories on the consolidated balance sheets, aligns the accounting with the physical flow of inventory, and better matches revenues with associated expenses.

The change was applied retrospectively to March 3, 2012. The resulting impact to our consolidated balance sheets as of March 1, 2014 is as follows:

	March 1, 2014
(In thousands)	As Originally Reported	LIFO to FIFO Adjustment	Retrospectively Adjusted
Inventories, net	$47,982	$5,453	$53,435
Current deferred tax assets	3,529	(815)	2,714
Non-current deferred tax liabilities	7,403	1,164	8,567
Retained earnings	225,367	3,474	228,841

No retrospective adjustments were made to the consolidated results of operations or consolidated statements of cash flow as they were immaterial for all periods presented, resulting in an immaterial adjustment recorded to the consolidated results of operations and consolidated balance sheets during the fourth quarter of fiscal 2015 of approximately $0.1 million.

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

The Company tests goodwill of each of its reporting units for impairment annually in connection with its fourth-quarter planning process or more frequently if impairment indicators exist. The Company has determined that each of its business units represents a reporting unit in accordance with applicable accounting standards. During the fourth quarter of fiscal 2015, the Company completed its annual impairment test using discounted cash flow methodologies for valuing its reporting units as no market comparables were identified. There have not been any material changes in the impairment loss assessment methodology made during the past three fiscal years. The estimates of fair value for the reporting units were found to be in excess of their carrying value, and, therefore, no impairment charge was recorded.

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

Environmental Liability. In accordance with accounting standards, we recognize environmental clean-up liabilities on an undiscounted basis when loss is probable and can be reasonably estimated. The cost of the clean-up is estimated by engineering, financial and legal specialists based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required, and the likelihood that, where applicable, other potentially responsible parties will not be able to fulfill their commitments at the sites where the Company may be jointly and severally liable. As part of the acquisition of Tubelite Inc. in fiscal 2008, the Company acquired property which contains historical environmental conditions that the Company intends to remediate. At February 28, 2015, the reserve was $1.8 million. The reserve for environmental liabilities is included in other current and non-current liabilities in the consolidated balance sheets.

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

Revenue Recognition. Generally, our sales terms are “free on board” (FOB) shipping point or FOB destination for our product-type sales, and revenue is recognized when title has transferred. However, the Company's Architectural Services segment business enters into fixed-price contracts for full-service commercial building glass installation and renovation services, which are accounted for as construction-type contracts. These contracts are typically performed over a 12- to 18-month timeframe, and we record revenue for these contracts on a percentage-of-completion basis as we are able to reasonably estimate total contract revenue and total contract costs. The contracts entered into clearly specify the enforceable rights of the parties, the consideration and the terms of settlement, and both parties can be expected to satisfy all obligations under the contract. Approximately 25 percent, 26 percent and 27 percent of our consolidated net sales in fiscal 2015, 2014 and 2013, respectively, were recorded on a percentage-of-completion basis. Under the methodology, the Company compares the total costs incurred to date to the total estimated costs for each contract, and records that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. Given our ability to make reasonable estimates of our total contract revenues and total contract costs, we believe utilizing the cost-to-cost method for revenue recognition provides the greatest degree of precision in measuring progress toward completion of the installation contracts. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in contract revenue only when they have been approved by customers. Revenue excludes sales taxes as the Company considers itself a pass-through conduit for collecting and remitting sales taxes.

Pricing and Sales Incentives. The Company records estimated reductions to revenue for customer programs and incentive offerings including pricing arrangements, promotions and other volume-based incentives at the later of the date revenue is recognized or the incentive is offered. Sales incentives given to customers are recorded as a reduction to net sales unless (1) the Company receives an identifiable benefit for goods or services in exchange for the consideration, and (2) the Company can reasonably estimate the fair value of the benefit received.

Shipping and Handling. All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenues. The costs incurred by the Company for shipping and handling are reported as cost of sales.

Research and Development. Research and development expenses are charged to operations as incurred, and were $6.5 million, $7.8 million and $6.8 million for fiscal 2015, 2014 and 2013, respectively. Of these amounts, $2.4 million, $2.1 million and $1.6 million, respectively, were focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and are included in cost of sales.

Advertising. Advertising expenses are charged to operations as incurred and were $1.1 million in fiscal 2015, $1.2 million in fiscal 2014, and $1.4 million in fiscal 2013. They are included in selling, general and administrative expenses in the consolidated results of operations.

Income Taxes. The Company accounts for income taxes as prescribed by applicable accounting standards, which requires use of the asset and liability method. This method recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial and tax reporting. See Note 13 for additional information regarding income taxes.

Accounting Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Amounts subject to significant estimates and assumptions include, but are not limited to, assessment of recoverability of long-lived assets, including goodwill, insurance reserves, warranty reserves, net sales recognition for construction contracts, income tax provisions and liabilities; and the status of outstanding disputes and claims. Actual results could differ from those estimates.

New Accounting Standards. In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11 (ASU 2013-11), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists with certain exceptions. The Company elected to prospectively adopt ASU 2013-11 in the first quarter of fiscal 2015. The Company's adoption of ASU 2013-11 resulted in a $0.5 million reclassification from unrecognized tax benefits to deferred tax liabilities in the consolidated balance sheets.

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

No other new accounting pronouncements issued or effective during fiscal 2015 have had or are expected to have a material impact on the consolidated financial statements.

Subsequent Events. In connection with preparing the audited consolidated financial statements for the year ended February 28, 2015, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events that required recognition or disclosure in the consolidated financial statements.

2.	Working Capital

Receivables

(In thousands)	2015	2014
Trade accounts	$111,494	$98,246
Construction contracts	33,582	39,257
Contract retainage	24,547	19,040
Other receivables	5,242	1,305
Total receivables	174,865	157,848
Less allowance for doubtful accounts	(3,242)	(2,934)
Net receivables	$171,623	$154,914

Inventories

(In thousands)	2015	2014(1)
Raw materials	$19,761	$20,348
Work-in-process	14,385	11,552
Finished goods	23,076	16,434
Costs and earnings in excess of billings on uncompleted contracts	4,186	5,101
Total inventories	$61,408	$53,435

(1)
During the fourth quarter of fiscal 2015, the Company changed its method of accounting for those inventories which were accounted for under the LIFO method to the FIFO method. See Note 1 for discussion of this accounting change and its related impact.

Other Current Liabilities

(In thousands)	2015	2014
Current portion of long-term compensation plans	$841	$3,538
Deferred gain on sale leaseback transactions - current portion	1,015	1,015
Volume discounts	1,145	1,724
Unearned revenue	1,266	7,924
Taxes, other than income taxes	5,203	4,698
Warranties	10,022	10,769
Other	6,065	5,420
Total other current liabilities	$25,557	$35,088

3.	Property, Plant and Equipment

(In thousands)	2015	2014
Land	$9,054	$9,461
Buildings and improvements	142,833	140,316
Machinery and equipment	279,172	233,687
Office equipment and furniture	49,849	47,304
Construction in progress	11,695	38,886
Total property, plant and equipment	492,603	469,654
Less accumulated depreciation	(299,063)	(275,708)
Net property, plant and equipment	$193,540	$193,946

Depreciation expense was $27.5 million, $24.8 million and $24.3 million in fiscal 2015, 2014 and 2013, respectively.

4.	Marketable Securities

At February 28, 2015, the Company has investments in municipal bonds of $11.0 million; $0.3 million is current and $10.7 million is non-current. The Company’s wholly owned insurance subsidiary, Prism Assurance, Ltd., held all of the municipal bonds at the end of both fiscal 2015 and 2014. Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement. All of the Company’s fixed maturity investments are classified as “available-for-sale,” are carried at fair value and are reported as short-term marketable securities available for sale or marketable securities available for sale in the consolidated balance sheets.

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments available for sale at February 28, 2015 and March 1, 2014, are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
February 28, 2015
Municipal bonds	$10,973	$127	$(118)	$10,982
Total investments	$10,973	$127	$(118)	$10,982
March 1, 2014
Municipal bonds	$11,719	$94	$(336)	$11,477
Total investments	$11,719	$94	$(336)	$11,477

The Company tests for other than temporary losses on a quarterly basis and considers the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The following table presents the length of time that available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of February 28, 2015:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$2,229	$(7)	$1,139	$(111)	$3,368	$(118)
Total investments	$2,229	$(7)	$1,139	$(111)	$3,368	$(118)

The amortized cost and estimated fair values of investments at February 28, 2015, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$322	$327
Due after one year through five years	2,835	2,848
Due after five years through 10 years	6,566	6,668
Due after 10 years through 15 years	1,250	1,139
Total	$10,973	$10,982

Gross realized gains were $0.1 million in fiscal 2015, were not material in fiscal 2014, and were $0.3 million in fiscal 2013. Gross realized losses were not material during fiscal 2015, 2014 or 2013. The gross realized gains and losses are included in other income (expense), net in the accompanying consolidated results of operations.

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

Financial assets and liabilities measured at fair value as of February 28, 2015 and March 1, 2014, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
February 28, 2015
Cash equivalents
Money market funds	$34,386	$—	$34,386
Total cash equivalents	34,386	—	34,386
Available for sale securities
Municipal bonds	—	10,982	10,982
Total available for sale securities	—	10,982	10,982
Mutual fund investments
Mutual funds	305	—	305
Total mutual fund investments	305	—	305
Total assets at fair value	$34,691	$10,982	$45,673

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
March 1, 2014
Cash equivalents
Money market funds	$12,788	$—	$12,788
Total cash equivalents	12,788	—	12,788
Available for sale securities
Municipal bonds	—	11,477	11,477
Total available for sale securities	—	11,477	11,477
Restricted investments
Money market funds	2,540	—	2,540
Total restricted investments	2,540	—	2,540
Mutual fund investments
Mutual funds	409	—	409
Total mutual fund investments	409	—	409
Foreign currency instruments
Foreign currency instruments	—	98	98
Total foreign currency instruments	—	98	98
Total assets at fair value	$15,737	$11,575	$27,312

Cash equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less, and consist primarily of money market funds. The cash equivalents are held at fair value based on quoted market prices, which approximates stated cost.

Available for sale securities
The Company has short-term available-for-sale securities of $0.3 million and long-term available-for-sale securities of $10.7 million as of February 28, 2015, consisting of municipal bonds. All of the Company’s fixed maturity investments are classified as “available-for-sale,” and are carried at fair market value based on prices from recent trades of similar securities.

Restricted investments
At March 1, 2014, the Company had long-term restricted investments consisting of money market funds, which were short-term in nature but were restricted for investment in the Company’s storefront and entrance business in Michigan, and were, therefore, classified as long term. The restricted investments were held at fair value based on quoted market prices, which approximated stated cost.

Mutual fund investments
The Company has $0.3 million of mutual fund investments as a long-term funding source for the deferred compensation plan. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

Foreign Currency Instruments
At March 1, 2014, the Company had a foreign exchange forward contract in place to hedge against the effect of exchange rate fluctuations on certain forecasted purchases. The forward contract was measured at fair value using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates.

6.	Acquisitions

On November 5, 2013, the Company acquired all of the shares of Alumicor Limited, a privately held business, for $52.9 million, including cash acquired of $1.6 million. Alumicor is a window, storefront, entrance and curtainwall company primarily serving the Canadian commercial construction market. Alumicor's results of operations are included within the Architectural Framing Systems segment.

The assets and liabilities of Alumicor were recorded in the consolidated balance sheet within the Architectural Framing Systems segment as of the acquisition date, at their respective fair values. The purchase price allocation was based on the estimated fair value of assets acquired and liabilities assumed and were allocated as follows:

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

7.	Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill attributable to each reporting segment for the year ended February 28, 2015 and March 1, 2014 is detailed below.

(In thousands)	Architectural Glass	Architectural Services	Architectural Framing Systems	Large-Scale Optical	Total
Balance at March 2, 2013	$27,002	$1,120	$22,663	$10,557	$61,342
Goodwill acquired	—	—	18,254	—	18,254
Foreign currency translation	(374)	—	(1,201)	—	(1,575)
Balance at March 1, 2014	26,628	1,120	39,716	10,557	78,021
Foreign currency translation	(273)	—	(1,891)	—	(2,164)
Balance at February 28, 2015	$26,355	$1,120	$37,825	$10,557	$75,857

The Company has had no historical impairments of goodwill.

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization:

	February 28, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Definite-lived intangible assets:
Debt issue costs	$3,668	$(2,560)	$—	$1,108
Non-compete agreements	6,690	(6,364)	(10)	316
Customer relationships	25,677	(11,932)	(1,315)	12,430
Trademarks and other intangibles	8,275	(2,920)	(168)	5,187
Total definite-lived intangible assets	$44,310	$(23,776)	$(1,493)	$19,041
Indefinite-lived intangible assets:
Trademarks	$4,768	$—	$(529)	$4,239
Total intangible assets	$49,078	$(23,776)	$(2,022)	$23,280

	March 1, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Definite-lived intangible assets:
Debt issue costs	$3,453	$(2,370)	$—	$1,083
Non-compete agreements	6,767	(6,266)	(35)	466
Customer relationships	26,862	(10,673)	(1,077)	15,112
Trademarks and other intangibles	8,566	(2,546)	(251)	5,769
Total definite-lived intangible assets	$45,648	$(21,855)	$(1,363)	$22,430
Indefinite-lived intangible assets:
Trademarks	$5,104	$—	$(336)	$4,768
Total intangible assets	$50,752	$(21,855)	$(1,699)	$27,198

Amortization expense on the definite-lived intangible assets was $2.1 million in fiscal 2015, $1.9 million in fiscal 2014 and $2.6 million in fiscal 2013. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. The estimated future amortization expense for definite-lived intangible assets during the next five fiscal years is as follows:

(In thousands)	2016	2017	2018	2019	2020
Estimated amortization expense	$1,757	$1,594	$1,563	$1,513	$1,430

8.	Debt

During the fourth quarter of fiscal 2015, we entered into an amendment of the Company's existing $100.0 million committed revolving credit facility. The amount of the facility was increased to $125.0 million, the expiration date was extended to December 2019; the letter of credit facility was reduced to $40.0 million from $50.0 million, the outstanding amounts of which decrease the available commitment; and the maximum debt-to-EBITDA ratio was increased to 3.00. No other provisions of the original agreement were materially amended by the amended credit agreement. No borrowings were outstanding under the facility as of February 28, 2015 or March 1, 2014. Letters of credit issued under the facility decrease the amount of available commitment; $101.5 million was available under the facility at February 28, 2015 and $76.5 million was available at March 1, 2014.

The credit facility requires the Company to maintain a debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. The Company’s ratio was 0.22 at February 28, 2015. The credit facility also requires the Company to maintain a minimum level of net worth, as defined in the credit facility, based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit facility at February 28, 2015 was $318.8 million, whereas the Company’s net worth as defined in the credit facility was $382.5 million. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At February 28, 2015, the Company was in compliance with the financial covenants of the credit facility.

In the second quarter of fiscal 2015, the Company entered into a Canadian Dollar $4.0 million revolving demand facility available to our Canadian operation. Borrowings under the facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under the facility bear interest at rates specified in the credit agreement for the facility. Outstanding balances under this demand facility are classified as long-term debt, since outstanding amounts can be refinanced through our committed revolving credit facility. No borrowings were outstanding as of February 28, 2015.

(In thousands)	2015	2014
Borrowings under revolving credit agreement	$—	$—
Other, interest at 0.2% and 0.3% for fiscal 2015 and 2014, respectively	20,631	20,708
Total long-term debt	20,631	20,708
Less current installments	(44)	(49)
Net long-term debt	$20,587	$20,659

Included in the totals above are $20.4 million of industrial revenue bonds, and $0.2 million of other debt. The industrial revenue bonds mature in fiscal years 2021 through 2043, and the other debt matures in fiscal years 2016 through 2021. The fair value of the industrial revenue bonds approximates carrying value at February 28, 2015, due to the variable interest rates on these instruments. The bonds are classified as level 2 within the fair value hierarchy.

Debt maturities are as follows:

(In thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Maturities	$44	$44	$44	$44	$44	$20,411	$20,631

Selected information related to long-term debt is as follows:

(In thousands, except percentages)	2015	2014
Average daily borrowings during the year	$21,260	$21,800
Maximum borrowings outstanding during the year	22,600	30,820
Weighted average interest rate during the year	0.30%	0.30%

Interest expense was as follows for fiscal 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Interest on debt	$581	$895	$895
Other interest expense	343	364	599
Interest expense	$924	$1,259	$1,494

Interest payments were $0.8 million in fiscal 2015, $0.7 million in fiscal 2014 and $1.0 million in fiscal and 2013.

9.	Other Non-Current Liabilities

Other non-current liabilities as of February 28, 2015 and March 1, 2014 included the following:

(In thousands)	February 28, 2015	March 1, 2014
Retirement plan obligations	$11,186	$9,206
Deferred compensation	4,052	3,317
Deferred benefit from New Markets Tax Credit	10,741	10,741
Deferred gain on sale leaseback arrangements	1,818	2,621
Other	10,855	8,735
Total other non-current liabilities	$38,652	$34,620

10.	Employee Benefit Plans

401(k) Retirement Plan
The Company sponsors a single 401(k) retirement plan covering substantially all full-time non-union employees, as well as union employees at two of its manufacturing facilities. Under the plan, employees are allowed to contribute up to 60 percent of their eligible earnings to this plan, up to statutory limits. The Company contributes a match of 100 percent of the first one percent contributed and 50 percent of the next five percent contributed on eligible compensation that non-union employees contribute and according to contract terms for union employees. The Company match was $4.7 million in fiscal 2015, $4.2 million in fiscal 2014 and $3.6 million in fiscal 2013.

Deferred Compensation Plan
The Company maintains a deferred compensation plan that allows participants to defer compensation and save for retirement and other short-term needs. The deferred compensation liability was $4.2 million and $3.4 million at February 28, 2015 and March 1, 2014, respectively, and is included in other current and non-current liabilities in the consolidated balance sheet. The Company has investments in corporate-owned life insurance policies (COLI) of $4.0 million and mutual funds of $0.3 million with the intention of utilizing them as a long-term funding source for the deferred compensation plan. The COLI assets are recorded at their net cash surrender values and are included in other non-current assets in the consolidated balance sheet. The mutual fund investments are recorded at estimated fair value, based on quoted market prices, and are included in other non-current assets in the consolidated balance sheet.

Plans under Collective Bargaining Agreements
The Company contributes to various multi-employer union retirement plans, which provide retirement benefits to the majority of its union employees; none of the plans are considered significant. The total contribution to these plans in fiscal 2015, 2014 and 2013 was $4.3 million, $3.7 million and $4.8 million, respectively.

Pension Plan
The Company sponsors the Tubelite, Inc. Hourly Employees' Pension Plan (Tubelite plan). This plan is a defined-benefit pension plan that was frozen to new entrants, with no additional years of service credit for participating employees as of January 1, 2004.

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

(In thousands)	2015	2014
Change in benefit obligation
Benefit obligation beginning of period	$14,274	$14,869
Interest cost	550	538
Actuarial loss (gain)	2,424	(113)
Benefits paid	(995)	(1,020)
Benefit obligation at measurement date	$16,253	$14,274

Change in plan assets
Fair value of plan assets beginning of period	$4,430	$4,709
Actual return on plan assets	134	(66)
Company contributions	850	807
Benefits paid	(995)	(1,020)
Fair value of plan assets at measurement date	$4,419	$4,430

Funded status - net amount recognized	$(11,834)	$(9,844)

Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2015	2014
Current liabilities	$(648)	$(638)
Other non-current liabilities	(11,186)	(9,206)
Total	$(11,834)	$(9,844)

Amounts included in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost consist of:

(In thousands)	2015	2014
Net actuarial loss	$6,857	$4,569
Accumulated other comprehensive loss	$6,857	$4,569

The amount recognized in comprehensive earnings for fiscal 2015 and 2014, net of tax expense, is as follows:

(In thousands)	2015	2014
Net actuarial loss (gain)	$1,458	$(19)
Total	$1,458	$(19)

Components of the defined-benefit pension plans' net periodic benefit cost are as follows:

(In thousands)	2015	2014	2013
Interest cost	$550	$538	$570
Expected return on assets	(171)	(183)	(177)
Amortization of unrecognized net loss	172	163	211
Net periodic benefit cost	$551	$518	$604

The estimated net actuarial loss for the defined-benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for fiscal 2016 is $0.2 million, net of tax benefit.

Additional Information

Assumptions
Weighted-average assumptions used at the measurement date to determine the defined-benefit plans' benefit obligation for the following fiscal years are as follows:

(Percentages)	2015	2014	2013
Discount rate	3.60%	4.00%	3.75%

Weighted-average assumptions used at the measurement date to determine the defined-benefit plans' net periodic benefit cost for the following fiscal years are as follows:

(Percentages)	2015	2014	2013
Discount rate	4.00%	3.75%	4.00%
Expected return on assets	4.50%	4.50%	4.50%

Discount rate. The discount rate reflects the current rate at which the defined-benefit plans' pension liabilities could be effectively settled at the end of the year based on the measurement date. The discount rate was determined by matching the expected benefit payments to payments from the Principal Discount Yield Curve. This produced a discount rate of 3.60 percent. There are no known or anticipated changes in the discount rate assumption that will impact the pension expense in fiscal year 2016.

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

Net periodic benefit cost. Total net periodic pension benefit cost was $0.6 million in fiscal 2015, $0.5 million in fiscal 2014 and $0.6 million in fiscal 2013. Total net periodic pension benefit cost is expected to be approximately $0.7 million in fiscal 2016. The net periodic pension benefit cost for fiscal 2016 has been estimated assuming a discount rate of 3.60 percent.

Contributions
Pension contributions to the plans for fiscal 2015 and 2014 totaled $0.9 million and $0.8 million, respectively. Because the SERP is unfunded, contributions to that plan represent benefit payments made. The pension contributions in fiscal 2015 and 2014 equaled or exceeded the minimum funding requirement. Fiscal 2016 pension contributions are expected to total $1.0 million.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans as follows:

(In thousands)
Fiscal 2016	$1,028
Fiscal 2017	1,027
Fiscal 2018	1,016
Fiscal 2019	1,043
Fiscal 2020	1,030
Fiscal 2021-2025	4,860

Plan Assets
The Company does not maintain assets intended for the future use of the SERP. In accordance with its policy, the assets of the Tubelite plan have been invested in a bond fund, the assets are carried at fair value based on prices from recent trades of similar securities, and are classified as Level 2 in the valuation hierarchy.

Employee Stock Purchase Plan
The Company also sponsors an employee stock purchase plan into which its employees may contribute up to $500 per week on an after-tax basis. The Company contributes a match of 15 percent of the employee contribution. Contributions and Company match funds are used to purchase shares of Company stock on the open market. The Company match to this plan was $0.1 million in each of fiscal 2015, 2014 and 2013.

11.	Shareholders' Equity
A class of 200,000 shares of junior preferred stock with a par value of $1.00 is authorized, but unissued.

Share Repurchases
During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 in October 2008. The Company purchased 203,509 shares under the program during fiscal 2015, for a total cost of $6.9 million. There were no share repurchases during fiscal 2014 or 2013. The Company has purchased a total of 2,482,632 shares, at a total cost of $36.5 million, since the inception of this program and has remaining authority to repurchase 767,368 shares under this program, which has no expiration date.

In addition to the shares repurchased according to this repurchase plan, during fiscal 2015, 2014 and 2013 the Company also purchased $5.2 million, $3.6 million and $1.5 million, respectively, of Company stock from employees in order to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation, pursuant to terms of board and shareholder approved compensation plans.

Accumulated Other Comprehensive Loss
The following table summarizes the accumulated other comprehensive loss, net of tax at February 28, 2015 and March 1, 2014.

(In thousands)	2015	2014
Net unrealized gain (loss) on marketable securities	$6	$(157)
Foreign currency hedge	—	62
Pension liability adjustments	(4,368)	(2,910)
Foreign currency translation adjustments	(17,958)	(9,955)
Total accumulated other comprehensive loss	$(22,320)	$(12,960)

12.	Share-Based Compensation

The 2009 Stock Incentive Plan, the 2009 Non-Employee Director Stock Incentive Plan and the 2002 Omnibus Stock Incentive Plan (the Plans) provide for the issuance of 1,888,000, 250,000 and 3,400,000 shares, respectively, for various forms of stock-based compensation to employees and non-employee directors. Awards under these Plans, either in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights (SARs), are granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. Nonvested share awards and nonvested share unit awards are also included in these Plans. Outstanding SARs vested over a three-year period and outstanding options issued to non-employee directors vested at the end of six months. Outstanding options and SARs have a 10-year term. Nonvested share awards and nonvested share unit awards generally vest over a two, three or four-year period.

The 2002 Omnibus Stock Incentive Plan was terminated in June 2009; no new grants may be made under this plan, although exercises of SARs and options previously granted thereunder will still occur in accordance with the terms of the various grants.

Total stock-based compensation expense under all Plans included in the results of operations was $4.8 million for fiscal 2015, $4.7 million for fiscal 2014 and $4.4 million for 2013.

Stock Options and SARs
There were no options or SARs issued in fiscal 2015, 2014 or 2013.

The following table summarizes the award transactions under the Plans for the year ended February 28, 2015:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2014	847,852	$13.88
Awards exercised	(223,257)	19.38
Awards canceled	(500)	11.86
Outstanding and exercisable at February 28, 2015	624,095	$11.92	5.3 Years	$21,178,150

Cash proceeds from the exercise of stock options were $1.2 million, $4.2 million and $2.3 million for fiscal 2015, 2014 and 2013, respectively. The aggregate intrinsic value of securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised was $4.6 million in fiscal 2015, $6.2 million in fiscal 2014 and $2.5 million in fiscal 2013. The tax benefit realized for tax deductions from option exercises totaled $3.3 million, $2.6 million and $0.4 million for fiscal 2015, 2014 and 2013, respectively.

Nonvested Shares and Share Units
The Company's executive compensation program provides key employees selected by the Compensation Committee of the Board of Directors with long-term incentives using nonvested shares and nonvested share units. During fiscal 2015, 2014 and 2013, nonvested shares were issued based on performance against objectives and generally vest over three years. From fiscal 2010 through fiscal 2012, nonvested share units were issued at the beginning of each fiscal year, which gave the recipient the right to receive shares earned at the vesting date. The number of nonvested share units issued at grant was equal to the target number of nonvested share units and allowed for the right to receive an additional number of, or fewer, shares based on meeting pre-determined Company three-year performance goals.

The following table summarizes the nonvested share award transactions, including nonvested share units, for fiscal 2015:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at March 1, 2014	575,064	$16.89
Granted(1)	186,468	28.45
Vested	(358,651)	15.43
Canceled	(2,173)	32.72
Nonvested at February 28, 2015	400,708	$23.49

(1)
Includes 40,735 of shares granted and immediately vested for achievement above target for the fiscal 2012-2014 performance period. Nonvested share units of 117,765 (at target) were previously granted in fiscal 2012 for this performance period.

At February 28, 2015, there was $5.2 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 22 months. The total fair value of shares vested during fiscal 2015 was $11.6 million.

13.	Income Taxes

Earnings before income taxes consisted of the following:

(In thousands)	2015	2014	2013
U.S.	$59,898	$36,700	$26,699
International	5,101	3,066	208
Earnings before income taxes	$64,999	$39,766	$26,907

The components of income tax expense (benefit) for each of the last three fiscal years are as follows:

(In thousands)	2015	2014	2013
Current:
Federal	$7,328	$15,711	$5,036
State and local	1,198	1,440	169
International	1,790	1,437	409
Total current	$10,316	$18,588	$5,614
Deferred:
Federal	$4,738	$(4,549)	$2,680
State and local	(363)	(378)	1,015
International	(101)	(353)	(138)
Total deferred	$4,274	$(5,280)	$3,557
Total non-current tax benefit	$(107)	$(1,528)	$(1,375)
Total income tax expense	$14,483	$11,780	$7,796

Income tax payments, net of refunds were $11.3 million, $12.9 million and $7.7 million in fiscal 2015, 2014 and 2013, respectively.

The differences between the statutory federal income tax rates and consolidated effective tax rates are as follows:

	2015	2014	2013
Federal income tax expense at statutory rates	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.2	0.9	0.9
Tax credits - research & development	(1.1)	(1.6)	(2.5)
Tax credits - 48C	(9.9)	—	—
Tax credits - other	(0.1)	(0.2)	(0.4)
Manufacturing deduction	(2.3)	(3.5)	(2.0)
Meals and entertainment	0.4	0.6	0.9
Permanent tax adjustment for officers compensation	0.1	0.1	—
Nondeductible acquisition costs	—	0.3	—
Tax-exempt interest	—	(0.2)	(0.4)
Tax reserve adjustments - statute expirations and benefits recognized	(0.2)	(2.2)	(3.0)
Change in valuation allowance	0.1	0.4	0.8
Other, net	(0.9)	—	—
Income tax expense	22.3%	29.6%	29.3%

The Company recognized approximately $6.4 million of tax benefit from an energy-efficiency investment credit under Section 48C of the U.S. Internal Revenue Code, upon successful start-up and commercial production of coatings on our new architectural glass coater. The tax credit was awarded in 2011 by the U.S. Internal Revenue Service (IRS) in cooperation with the Department of Energy as part of the American Reinvestment and Recovery Act to incent energy-efficient investments throughout the United States.

In fiscal 2015, 2014 and 2013, there were tax benefits associated with stock-based incentive plans of $3.3 million, $2.6 million and $0.4 million, respectively. These benefits impacted additional paid-in capital directly and were not reflected in the determination of income tax expense or benefit.

Deferred tax assets and deferred tax liabilities at February 28, 2015 and March 1, 2014 are as follows:

	2015		2014
(In thousands)	Current	Noncurrent	Current	Noncurrent
Accounts receivable	$1,022	$—	$900	$—
Accrued insurance	46	254	113	574
Other accruals	2,826	958	2,680	792
Deferred compensation	419	11,250	(1)	9,323
Goodwill and other intangibles	21	(7,994)	23	(8,624)
Inventory	90	(585)	720	(1,164)
Depreciation	(853)	(20,544)	(853)	(14,413)
Liability for unrecognized tax benefits	—	2,784	—	2,781
Prepaid expenses	(731)	864	(634)	595
Net operating losses	—	3,084	—	3,566
Valuation allowance on net operating losses	(2,149)	(442)	(459)	(2,312)
Other	668	(281)	225	315
Deferred tax assets (liabilities)	$1,359	$(10,652)	$2,714	$(8,567)

The Company has state net operating loss carryforwards with a tax effect of $3.6 million. A valuation allowance of $2.6 million has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefits in future periods.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2012, or state and local income tax examinations for years prior to fiscal 2008. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2011, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

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

The total liability for unrecognized tax benefits for fiscal 2015, 2014 and 2013, respectively, is $5.0 million, $5.2 million and $6.8 million. Included in this total liability for each of fiscal 2015 and 2014 are $2.6 million and $3.3 million for fiscal 2013, of tax benefits that, if recognized, would decrease the effective tax rate. Also included in the balance of unrecognized tax benefits for fiscal 2015, 2014 and 2013 are $1.9 million, $1.8 million and $2.2 million of tax benefits that, if recognized, would result in adjustments to deferred taxes.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense, which is consistent with past practices. Related to the unrecognized tax benefits noted above, the Company reduced the accrual for penalties and interest by $0.3 million during fiscal 2015, resulting in a reserve for interest and penalties of $0.5 million at the end of fiscal 2015. During fiscal 2014, the Company reduced the accrual for penalties and interest by $0.5 million, resulting in a reserve for interest and penalties at the end of fiscal 2014 of $0.8 million. During fiscal 2013, the Company reduced the accrual for penalties and interest by $0.5 million, resulting in a reserve for interest and penalties at the end of fiscal 2013 of $1.3 million.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)	2015	2014	2013
Gross unrecognized tax benefits at beginning of year	$4,431	$5,516	$7,125
Gross increases in tax positions for prior years	261	44	236
Gross decreases in tax positions for prior years	(276)	(616)	(1,480)
Gross increases based on tax positions related to the current year	508	326	621
Gross decreases based on tax positions related to the current year	(21)	(40)	(56)
Settlements	(93)	(84)	(682)
Statute of limitations expiration	(319)	(809)	(248)
Unrecognized tax benefits acquired in connection with Alumicor	—	94	—
Gross unrecognized tax benefits at end of year	$4,491	$4,431	$5,516

The total liability for unrecognized tax benefits is expected to decrease by approximately $0.7 million during fiscal 2016 due to audit settlements and lapsing of statutes.

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

14.	Quarterly Data (Unaudited)

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
Fiscal 2015
Net sales	$210,883	$231,945	$244,410	$246,698	$933,936
Gross profit	41,438	49,321	56,653	61,132	208,544
Net earnings	6,102	16,791	13,736	13,887	50,516
Earnings per share - basic	0.21	0.59	0.47	0.49	1.76
Earnings per share - diluted	0.21	0.57	0.47	0.47	1.72
Fiscal 2014
Net sales	$179,311	$178,287	$199,430	$214,417	$771,445
Gross profit	36,386	38,535	43,388	46,943	165,252
Net earnings	4,159	6,121	9,668	8,038	27,986
Earnings per share - basic	0.15	0.21	0.34	0.28	0.98
Earnings per share - diluted	0.14	0.21	0.33	0.27	0.95

15.	Earnings per Share

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

(In thousands)	2015	2014	2013
Basic earnings per share - weighted common shares outstanding	28,763	28,483	27,954
Weighted average effect of nonvested share grants and assumed exercise of stock options	611	891	687
Diluted earnings per share - weighted common shares and potential common shares outstanding	29,374	29,374	28,641
Stock options excluded from the calculation of earnings per share because the exercise price was greater than the average market price of the common shares	—	—	538

16.Business Segment Data

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

The following table presents certain data for the Company's four reporting segments, and consolidated data, for fiscal 2015, 2014 and 2013.

(In thousands)	2015	2014	2013
Net Sales
Architectural glass	$346,471	$293,810	$266,456
Architectural services	230,650	203,351	186,570
Architectural framing systems	298,395	216,059	191,137
Large-scale optical	87,693	81,127	79,947
Intersegment elimination	(29,273)	(22,902)	(23,886)
Total	$933,936	$771,445	$700,224
Operating Income (Loss)
Architectural glass	$16,431	$3,861	$(4,391)
Architectural services	7,442	4,479	(1,008)
Architectural framing systems	21,808	14,930	14,584
Large-scale optical	21,954	21,252	20,993
Corporate and other	(4,050)	(4,237)	(2,759)
Total	$63,585	$40,285	$27,419
Depreciation and Amortization
Architectural glass	$12,897	$11,624	$12,230
Architectural services	1,375	1,421	844
Architectural framing systems	8,001	6,436	6,477
Large-scale optical	4,817	4,861	4,634
Corporate and other	2,333	2,208	2,344
Total	$29,423	$26,550	$26,529
Capital Expenditures
Architectural glass	$12,307	$31,568	$17,373
Architectural services	595	1,195	3,939
Architectural framing systems	9,238	7,008	8,151
Large-scale optical	3,500	546	2,792
Corporate and other	1,580	1,535	2,409
Total	$27,220	$41,852	$34,664
Identifiable Assets(1)
Architectural glass	$223,525	$209,102	$183,794
Architectural services	68,930	66,567	54,696
Architectural framing systems	190,106	186,520	113,943
Large-scale optical	60,356	58,102	59,348
Corporate and other	69,140	49,704	112,998
Total	$612,057	$569,995	$524,779

(1)
During the fourth quarter of fiscal 2015, the Company changed its method of accounting for those inventories which were accounted for under the LIFO method to the FIFO method. See Note 1 for discussion of this accounting change and its related impact.

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

(In thousands)	2015	2014	2013
Net Sales
United States	$847,887	$718,881	$668,243
Canada	50,807	15,850	—
Brazil	35,242	36,714	31,981
Total	$933,936	$771,445	$700,224
Long-Lived Assets
United States	$178,048	$177,378	$160,337
Canada	8,214	9,031	—
Brazil	7,278	7,537	8,611
Total	$193,540	$193,946	$168,948

Apogee's export net sales from U.S. operations of $72.7 million for fiscal 2015 were approximately 8 percent of consolidated net sales; export net sales of $52.5 million for fiscal 2014 were approximately 7 percent of consolidated net sales; and export sales of $63.5 million for fiscal 2013 were approximately 9 percent of consolidated net sales. All sales from Canada and Brazil were to customers outside the United States, and are subject to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. No single customer, including government agencies, accounts for 10 percent or more of consolidated net sales.

Segment operating income is equal to net sales less cost of sales and operating expenses. Operating income does not include provision for interest expense or income taxes. Corporate and other includes miscellaneous corporate activity not allocable to business segments.

Included in the identifiable assets for Corporate and other are the short- and long-term available-for-sale securities at Prism of $11.0 million in fiscal 2015 and $11.5 million in fiscal 2014. Also included are short- and long-term restricted investments at corporate of $2.5 million in fiscal 2014.

17.	Commitments and Contingent Liabilities

Operating lease commitments. As of February 28, 2015, the Company was obligated under noncancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under noncancelable operating leases are:

(In thousands)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Total minimum payments	$9,341	$7,423	$6,609	$5,932	$4,675	$3,658	$37,638

Total rental expense, including operating leases and short-term equipment rentals, was $18.7 million, $15.4 million and $13.0 million in fiscal 2015, 2014 and 2013, respectively.

At February 28, 2015, the Company had one sale and leaseback agreement for equipment that provides an option to purchase the equipment at projected future fair market value upon expiration of the lease in 2021. The lease is classified as an operating lease in accordance with applicable financial accounting standards. The Company has a deferred gain of $2.8 million under the sale and leaseback transaction, which is included in the balance sheet caption as other current and non-current liabilities. The average annual lease payment over the life of the remaining lease is $1.0 million.

Bond commitments. In the ordinary course of business, predominantly in the Company’s Architectural Services business, the Company is required to provide surety or performance bonds that commit payments to its customers for any non-performance by the Company. At February 28, 2015, $76.9 million of the Company’s backlog was bonded by performance bonds with a face value of $274.0 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to make any payments related to these performance-based bonds with respect to any of the current portfolio of businesses.

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

(In thousands)	2015	2014
Balance at beginning of period	$11,978	$8,323
Additional accruals	6,482	6,680
Claims paid	(7,185)	(3,025)
Balance at end of period	$11,275	$11,978

Letters of credit. At February 28, 2015, the Company had ongoing letters of credit related to its construction contracts and certain industrial revenue bonds. The total value of letters of credit under which the Company was obligated as of February 28, 2015 was approximately $23.5 million, all of which have been issued under the credit facility. The Company’s total availability under its $125.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of February 28, 2015, these obligations totaled $158.9 million.

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

The other information required by this item, other than the information set forth in Part I above under the heading “Executive Officers of the Registrant,” is set forth under the headings “Proposal 1: Election of Directors,” “Corporate Governance - Procedures for Shareholder Recommendations or Nominations of Director Candidates,” “Corporate Governance - Board Meetings and 2014 Annual Meeting of Shareholders,” “Corporate Governance - Board Committee Responsibilities, Meetings and Membership” and “Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 25, 2015, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end (our 2015 Proxy Statement). This information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation” and “Non-Employee Director Compensation” in our 2015 Proxy Statement. This information is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes, with respect to our equity compensation plans, the number of shares of our common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights, and the number of shares remaining available for future issuance under our equity compensation plans as of February 28, 2015, the last day of fiscal 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	173,583	(1) (2)	$21.20	1,306,406	(3)
Equity compensation plans not approved by security holders	450,512	(4) (5)	8.34	None
Total	624,095		$11.92	1,306,406

(1)
Includes shares underlying options and SARs granted under our Amended and Restated 2002 Omnibus Stock Incentive Plan. None of the outstanding stock options or SARs has dividends rights attached, nor are they transferable.

(2)
Pursuant to SEC rules and the reporting requirements for this table, we have not included in this column 337,723 shares of restricted stock that are issued and outstanding. All shares of restricted stock outstanding have dividend rights attached, but none of the shares of restricted stock are transferable.

(3)
Pursuant to SEC Rules and the reporting requirements for this table, of these shares, 58,152 are available for issuance under our Legacy Partnership Plan, 910,670 are available for grant under our Stock Incentive Plan, 132,712 are available for grant under our Director Stock Incentive Plan; no shares are available for grant under our 2002 Omnibus Stock Incentive Plan, and 204,872 are available for grant under our Director Deferred Compensation Plan.

(4)
Reflects stock options granted to Mr. Puishys on August 22, 2011 pursuant to the terms of his employment agreement with our Company effective as of August 22, 2011. The options vested in equal annual installments over a three-year period beginning on August 22, 2012.

(5)
Pursuant to SEC rules and reporting requirements for this table, we have not included in this column 62,350 shares of restricted stock that are issued and outstanding. All shares of restricted stock outstanding have dividend rights attached, but none of the shares of restricted stock are transferable.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Board Independence” in our 2015 Proxy Statement. This information is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the headings “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm - Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in our 2015 Proxy Statement. This information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as a part of this report:

1.	Financial Statements - The consolidated financial statements listed below are set forth in Item 8 of Part II of this report.

Consolidated Balance Sheets as of February 28, 2015 and March 1, 2014

Consolidated Results of Operations for the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

Consolidated Statements of Comprehensive Earnings for the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

Consolidated Statements of Cash Flows for the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

Consolidated Statements of Shareholders' Equity for the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules - Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Deductions from Reserves(1)	Other changes add (deduct)(2)	Balance at End of Period
Allowances for doubtful receivables
For the year ended February 28, 2015	$2,934	$—	$1,322	$969	$(45)	$3,242
For the year ended March 1, 2014	2,493	832	408	721	(78)	2,934
For the year ended March 2, 2013	3,109	—	(194)	383	(39)	2,493
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

10.5*	Apogee Enterprises, Inc. Amended and Restated 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 30, 2006.
10.6*
Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of May 1, 2003). Incorporated by reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year-ended February 28, 2004.

10.7*
First Amendment of Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of May 1, 2003). Incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on March 4, 2009.

10.8*
Form of Stock Appreciation Rights Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on April 19, 2005.

10.9*
Apogee Enterprises, Inc. Non-Employee Director Charitable Matching Contribution Program. Incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year-ended February 26, 2005.

10.10*
Form of Non-Employee Director Stock Option Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 16, 2005.

10.11*	Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on October 17, 2006.
10.12*
First Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on October 15, 2008.

10.13*
Second Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on March 4, 2009.

10.14*
Third Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on October 12, 2010.

10.15*
Fourth Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed on January 6, 2011.

10.16*	Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on October 17, 2006.
10.17*	First Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K filed on October 15, 2008.
10.18*	Second Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.8 to Registrant's Current Report on Form 8-K filed on March 4, 2009.
10.19*	Third Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed on January 6, 2011.
10.20*	Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.1 to Apogee's Current Report on Form 8-K filed on June 28, 2011.
10.21*
Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as amended and restated (2014). Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed on July 24, 2014.

10.22*
Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on June 30, 2009.

10.23*
Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 2, 2011.

10.24*
Form of Performance Award Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on May 5, 2014.

10.25*	Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, effective January 1, 2011. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 12, 2010.
10.26*
First Amendment, effective June 25, 2014 to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 1, 2014.

10.27*
Form of Change in Control Severance Agreement between Apogee Enterprises, Inc. and certain senior executive officers of the Registrant. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 3, 2011.

10.28*
Employment Agreement between Apogee Enterprises, Inc. and Joseph F. Puishys, made and entered into as of August 5, 2011, to be effective as of August 22, 2011. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 8, 2011.

10.29*
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

10.32*
Form of Performance Award Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 2, 2012.

10.33*	Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 27, 2012.
10.34*
Form of Retention Incentive Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 1, 2014.

10.35*
Form of Evaluation-Based Retention Agreement under the Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 1, 2014.

10.36
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

10.37
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 20, 2013, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders (as defined therein), and Wells Fargo Bank, National Association, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 25, 2013.

10.38
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 17, 2014, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders referred to therein, Wells Fargo Bank, National Association, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on December 23, 2014.

10.39
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

18#	Letter Re: Change in Accounting Principle
21#	Subsidiaries of the Registrant.
23#	Consent of Deloitte & Touche LLP.
31.1#	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2#	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Apogee Enterprises, Inc.'s Annual Report on Form 10-K for the year ended February 28, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of February 28, 2015 and March 1, 2014, (ii) the Consolidated Results of Operations for the three years ended February 28, 2015, March 1, 2014 and March 2, 2013, (iii) the Consolidated Statements of Comprehensive Earnings for the three years ended February 28, 2015, March 1, 2014 and March 2, 2013, (iv) the Consolidated Statements of Cash Flows for the three years ended February 28, 2015, March 1, 2104 and March 2, 2013, (v) the Consolidated Statements of Shareholders' Equity for the years ended February 28, 2015, March 1, 2014 and March 2, 2013 and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date set forth below.

APOGEE ENTERPRISES, INC.

/s/ Joseph F. Puishys	April 24, 2015
Joseph F. Puishys	Date
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth below.

Signature	Date	Title	Signature	Date	Title
/s/ Joseph F. Puishys	April 24, 2015	President,	/s/ James S. Porter	April 24, 2015	CFO (Principal
Joseph F. Puishys		CEO and Director (Principal Executive Officer)	James S. Porter		Financial and Accounting Officer)

/s/ Bernard P. Aldrich	April 24, 2015	Chairman	/s/ Robert J. Marzec	April 24, 2015	Director
Bernard P. Aldrich			Robert J. Marzec

/s/ Jerome L. Davis	April 29, 2015	Director	/s/ Donald A. Nolan	April 29, 2015	Director
Jerome L. Davis			Donald A. Nolan

/s/ Sara L. Hays	April 29, 2015	Director	/s/ Richard V. Reynolds	April 28, 2015	Director
Sara L. Hays			Richard V. Reynolds

/s/ John T. Manning	April 24, 2015	Director	/s/ David E. Weiss	April 29, 2015	Director
John T. Manning			David E. Weiss