Form 10-Q
period 2015-05-30
APOGEE ENTERPRISES, INC.
filed 2015-07-09
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2015

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
As of July 8, 2015, 29,234,140 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except per share data)	May 30, 2015	February 28, 2015
Assets
Current assets
Cash and cash equivalents	$28,204	$52,185
Short-term available for sale securities	35,279	327
Receivables, net of allowance for doubtful accounts	160,304	171,623
Inventories	62,490	61,408
Refundable income taxes	3,390	5,115
Deferred tax assets	370	1,359
Other current assets	7,707	6,958
Total current assets	297,744	298,975
Property, plant and equipment, net	192,374	193,540
Available for sale securities	9,703	10,655
Goodwill	75,563	75,857
Intangible assets	22,419	23,280
Other non-current assets	10,080	9,750
Total assets	$607,883	$612,057
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$52,792	$56,516
Accrued payroll and related benefits	24,323	36,620
Accrued self-insurance reserves	6,202	8,058
Other current liabilities	23,201	25,557
Billings in excess of costs and earnings on uncompleted contracts	29,424	22,233
Current portion long-term debt	37	44
Total current liabilities	135,979	149,028
Long-term debt	21,727	20,587
Unrecognized tax benefits	4,499	4,477
Long-term self-insurance reserves	7,346	6,185
Deferred tax liabilities	10,073	10,652
Other non-current liabilities	37,355	38,652
Commitments and contingent liabilities (Note 12)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 29,227,904 and 29,049,531, respectively	9,743	9,683
Additional paid-in capital	144,229	138,575
Retained earnings	262,327	256,538
Common stock held in trust	(810)	(801)
Deferred compensation obligations	810	801
Accumulated other comprehensive loss	(25,395)	(22,320)
Total shareholders’ equity	390,904	382,476
Total liabilities and shareholders’ equity	$607,883	$612,057

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended
(In thousands, except per share data)	May 30, 2015	May 31, 2014
Net sales	$239,962	$210,883
Cost of sales	184,374	169,445
Gross profit	55,588	41,438
Selling, general and administrative expenses	37,364	33,621
Operating income	18,224	7,817
Interest income	237	249
Interest expense	167	193
Other income, net	48	1,283
Earnings before income taxes	18,342	9,156
Income tax expense	6,216	3,054
Net earnings	$12,126	$6,102

Earnings per share - basic	$0.42	$0.21
Earnings per share - diluted	$0.41	$0.21
Weighted average basic shares outstanding	29,044	28,777
Weighted average diluted shares outstanding	29,479	29,385

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended
(In thousands)	May 30, 2015	May 31, 2014
Net earnings	$12,126	$6,102
Other comprehensive earnings (loss):
Unrealized (loss) gain on marketable securities, net of $(33) and $45 of tax (benefit)expense, respectively	(64)	82
Unrealized loss on foreign currency hedge, net of $0 and $36 of tax benefit, respectively	—	(62)
Foreign currency translation adjustments	(3,011)	2,150
Other comprehensive loss	(3,075)	2,170
Total comprehensive earnings	$9,051	$8,272

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(In thousands)	May 30, 2015	May 31, 2014
Operating Activities
Net earnings	$12,126	$6,102
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,741	6,766
Stock-based compensation	1,040	1,250
Deferred income taxes	358	(501)
Excess tax benefits from stock-based compensation	(3,619)	(1,589)
Gain on disposal of assets	(102)	(453)
Other, net	39	12
Changes in operating assets and liabilities:
Receivables	10,820	586
Inventories	(1,240)	(2,268)
Accounts payable and accrued expenses	(18,129)	(11,677)
Billings in excess of costs and earnings on uncompleted contracts	7,191	985
Refundable and accrued income taxes	5,361	2,825
Other, net	(731)	(842)
Net cash provided by operating activities	20,855	1,196
Investing Activities
Capital expenditures	(8,753)	(8,738)
Proceeds from sales of property, plant and equipment	1	201
Sales of restricted investments	—	798
Purchases of marketable securities	(35,787)	(484)
Sales/maturities of marketable securities	1,696	868
Investments in corporate-owned life insurance policies	(823)	—
Net cash used in investing activities	(43,666)	(7,355)
Financing Activities
Proceeds from issuance of debt	1,199	—
Payments on debt	(10)	(12)
Shares withheld for taxes, net of stock issued to employees	(2,028)	(3,164)
Excess tax benefits from stock-based compensation	3,619	1,589
Repurchase and retirement of common stock	—	(863)
Dividends paid	(3,215)	(3,078)
Net cash used in financing activities	(435)	(5,528)
Decrease in cash and cash equivalents	(23,246)	(11,687)
Effect of exchange rates on cash	(735)	315
Cash and cash equivalents at beginning of year	52,185	28,465
Cash and cash equivalents at end of period	$28,204	$17,093
Noncash Activity
Capital expenditures in accounts payable	$1,363	$921

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

(In thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Bal. at Feb 28, 2015	29,050	$9,683	$138,575	$256,538	$(801)	$801	$(22,320)
Net earnings	—	—	—	12,126	—	—	—
Unrealized loss on marketable securities, net of $33 tax benefit	—	—	—	—	—	—	(64)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,011)
Issuance of stock, net of cancellations	83	28	(13)	—	(9)	9	—
Stock-based compensation	—	—	1,040	—	—	—	—
Tax benefit associated with stock plans	—	—	3,658	—	—	—	—
Exercise of stock options	160	53	1,285	—	—	—	—
Other share retirements	(65)	(21)	(316)	(3,122)	—	—	—
Cash dividends	—	—	—	(3,215)	—	—	—
Bal. at May 30, 2015	29,228	$9,743	$144,229	$262,327	$(810)	$810	$(25,395)

Bal. at Mar 1, 2014	28,958	$9,653	$130,570	$228,841	$(791)	$791	$(12,960)
Net earnings	—	—	—	6,102	—	—	—
Unrealized gain on marketable securities, net of $45 tax expense	—	—	—	—	—	—	82
Unrealized loss on foreign currency hedge, net of $36 tax benefit	—	—	—	—	—	—	(62)
Foreign currency translation adjustments	—	—	—	—	—	—	2,150
Issuance of stock, net of cancellations	262	87	(67)	—	3	(3)	—
Stock-based compensation	—	—	1,250	—	—	—	—
Tax benefit associated with stock plans	—	—	1,604	—	—	—	—
Exercise of stock options	17	5	159	—	—	—	—
Share repurchases	(28)	(9)	(128)	(726)	—	—	—
Other share retirements	(106)	(35)	(29)	(3,284)	—	—	—
Cash dividends	—	—	—	(3,078)	—	—	—
Bal. at May 31, 2014	29,103	$9,701	$133,359	$227,855	$(788)	$788	$(10,790)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 28, 2015. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three-month period ended May 30, 2015 are not necessarily indicative of the results to be expected for the full year.

In connection with preparing the unaudited consolidated financial statements for the three months ended May 30, 2015, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined there were no items to recognize or disclose.

2.	New Accounting Standards

In May 2014, the FASB issued a standard on revenue from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, our fiscal 2018. We are currently evaluating the impact that this standard will have on our financial statements.

We do not expect that any other recently issued accounting pronouncements will have a significant effect on our financial statements.

3.	Share-Based Compensation
Total share-based compensation expense included in the results of operations was $1.0 million and $1.3 million for the three-month periods ended May 30, 2015 and May 31, 2014, respectively.

Stock Options and SARs
There were no options or SARs issued in the first three months of either fiscal 2016 or 2015. The following table summarizes the award transactions for the three months ended May 30, 2015:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at February 28, 2015	624,095	$11.92
Awards exercised	(165,394)	9.74
Awards canceled	—	—
Outstanding and exercisable at May 30, 2015	458,701	$12.70	4.8 Years	$18,820,316

Cash proceeds from the exercise of stock options were $1.3 million and $0.2 million for the three months ended May 30, 2015 and May 31, 2014, respectively. The aggregate intrinsic value of securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised was $5.7 million during the three months ended May 30, 2015 and $0.4 million during the prior-year period.

Nonvested Shares and Share Units

The following table summarizes the nonvested share award transactions, including nonvested share units, for the three months ended May 30, 2015:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 28, 2015	400,708	$23.49
Granted	89,178	53.43
Vested	(167,765)	22.67
Canceled	(1,950)	28.98
Nonvested at May 30, 2015	320,171	$32.23

At May 30, 2015, there was $8.8 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 24 months. The total fair value of shares vested during the three-months ended May 30, 2015 was $8.6 million.

4.	Earnings per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share:

	Three Months Ended
(In thousands, except per share data)	May 30, 2015	May 31, 2014
Basic earnings per share – weighted average common shares outstanding	29,044	28,777
Weighted average effect of nonvested share grants and assumed exercise of stock options	435	608
Diluted earnings per share – weighted average common shares and potential common shares outstanding	29,479	29,385
Earnings per share – basic	$0.42	$0.21
Earnings per share – diluted	0.41	0.21

There were no anti-dilutive stock options excluded from the calculation of earnings per share for any of the periods presented as the average market price exceeded the exercise price of options outstanding.

5.	Inventories

(In thousands)	May 30, 2015	February 28, 2015
Raw materials	$21,582	$19,761
Work-in-process	13,576	14,385
Finished goods	24,199	23,076
Costs and earnings in excess of billings on uncompleted contracts	3,133	4,186
Total inventories	$62,490	$61,408

6.	Marketable Securities

Marketable securities available for sale at May 30, 2015 and February 28, 2015, were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
May 30, 2015
Mutual fund	$30,011	$—	$(13)	$29,998
Municipal bonds	$10,060	$71	$(147)	$9,984
Commercial paper	$5,000	$—	$—	$5,000
Total available for sale securities	$45,071	$71	$(160)	$44,982

February 28, 2015
Municipal bonds	$10,973	$127	$(118)	$10,982
Total available for sale securities	$10,973	$127	$(118)	$10,982

As of May 30, 2015, available for sale securities with a fair value of $1.1 million have been in a continuous unrealized loss position for more than 12 months with unrealized losses of $0.1 million.

During the quarter, the Company invested in a mutual fund holding government short-term securities and commercial paper as a means of deploying excess cash generated from operations while preserving liquidity.

The Company’s wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), holds our municipal bonds. Prism insures a portion of the Company’s workers’ compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement.

The Company tests for other-than-temporary losses on a quarterly basis and considers the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount, and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The amortized cost and estimated fair values of investments at May 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$5,277	$5,281
Due after one year through five years	2,816	2,816
Due after five years through 10 years	5,717	5,749
Due after 10 years through 15 years	1,250	1,138
Total	$15,060	$14,984

Gross realized gains and losses were not significant during the first three-months of fiscal 2016 or fiscal 2015.

7.	Fair Value Measurements

Financial assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement: Level 1 (unadjusted quoted prices in active markets for identical assets or liabilities); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data). The Company does not have any Level 3 assets or liabilities.

Financial assets measured at fair value on a recurring basis as of May 30, 2015 and February 28, 2015, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
May 30, 2015
Cash equivalents
Money market funds	$18,363	$—	$18,363
Short-term securities
Mutual funds	$29,998	$—	$29,998
Commercial paper	$—	$5,000	$5,000
Municipal bonds	$—	$281	$281
Total short-term securities	29,998	5,281	35,279
Long-term securities
Mutual funds	$271	$—	$271
Municipal bonds	$—	$9,703	$9,703
Total long-term securities	$271	$9,703	$9,974
Total assets at fair value	$48,632	$14,984	$63,616

February 28, 2015
Cash equivalents
Money market funds	$34,386	$—	$34,386
Short-term securities
Municipal bonds	$—	$327	$327
Long-term securities
Mutual funds	$305		$305
Municipal bonds	$—	$10,655	$10,655
Total assets at fair value	$34,691	$10,982	$45,673

The following methods were used to estimate the fair value of each class of financial instrument:

Cash equivalents
Cash equivalents consisted of highly liquid investments with an original maturity of three months or less. Money market funds were measured at fair value based on quoted prices in active markets.

Short- and long-term securities
Mutual funds were measured at fair value based on quoted prices in active markets. A portion of our mutual funds are considered a long-term funding source for the deferred compensation plan and are included in other non-current assets in the consolidated balance sheet.

Commercial paper was measured using inputs based upon quoted prices for similar instruments in active markets.

Municipal bonds were carried at fair value based on market prices from recent trades of similar securities and are classified as short-term or long-term based on maturity date.

8.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill attributable to each business segment is below:

(In thousands)	Architectural Glass	Architectural Services	Architectural Framing Systems	Large-Scale Optical	Total
Balance at March 1, 2014	$26,628	$1,120	$39,716	$10,557	$78,021
Foreign currency translation	(273)	—	(1,891)	—	(2,164)
Balance at February 28, 2015	26,355	1,120	37,825	10,557	75,857
Foreign currency translation	(358)	—	64	—	(294)
Balance at May 30, 2015	$25,997	$1,120	$37,889	$10,557	$75,563

The following tables provide the gross carrying amount of other intangible assets and related accumulated amortization:

	May 30, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Definite-lived intangible assets:
Debt issue costs	$3,677	$(2,610)	$—	$1,067
Non-compete agreements	6,633	(6,342)	(11)	280
Customer relationships	24,174	(12,003)	(224)	11,947
Trademarks and other intangibles	8,063	(2,975)	(220)	4,868
Total definite-lived intangible assets	$42,547	$(23,930)	$(455)	$18,162
Indefinite-lived intangible assets:
Trademarks	4,239	—	18	4,257
Total intangible assets	$46,786	$(23,930)	$(437)	$22,419

	February 28, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Definite-lived intangible assets:
Debt issue costs	$3,668	$(2,560)	$—	$1,108
Non-compete agreements	6,690	(6,364)	(10)	316
Customer relationships	25,677	(11,932)	(1,315)	12,430
Trademarks and other intangibles	8,275	(2,920)	(168)	5,187
Total definite-lived intangible assets	$44,310	$(23,776)	$(1,493)	$19,041
Indefinite-lived intangible assets:
Trademarks	4,768	—	(529)	4,239
Total intangible assets	$49,078	$(23,776)	$(2,022)	$23,280

Amortization expense on the definite-lived intangible assets was $0.4 million and $0.5 million for the three-month periods ended May 30, 2015 and May 31, 2014, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At May 30, 2015, the estimated future amortization expense for definite-lived intangible assets is as follows:

(In thousands)	Remainder of Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019
Estimated amortization expense	$1,306	$1,594	$1,563	$1,513	$1,439

9.	Debt

Debt at May 30, 2015 consists of $20.4 million of industrial revenue bonds, $1.2 million on the Canadian revolving credit facility and $0.2 million of other debt. The industrial revenue bonds mature in fiscal years 2021 through 2043, borrowings under our U.S. revolving facility mature in fiscal 2020 and the other debt matures in fiscal years 2016 through 2021. The fair value of the industrial revenue bonds and revolving credit facility borrowings approximates carrying value at May 30, 2015, due to the variable interest rates on these instruments. The bonds are classified as Level 2 within the fair value hierarchy described in Note 7.

The Company maintains a $125.0 million committed revolving credit facility that expires in December 2019. No borrowings were outstanding under the facility as of May 30, 2015 or February 28, 2015.

This credit facility requires the Company to maintain a debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. The Company’s ratio was 0.21 at May 30, 2015. The credit facility also requires the Company to maintain a minimum level of net worth, as defined in the credit facility, based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit facility at May 30, 2015 was $329.1 million, whereas the Company’s net worth as defined in the credit facility was $390.9 million. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At May 30, 2015, the Company was in compliance with the financial covenants of the credit facility.

We also maintain a Canadian dollar 4.0 million revolving demand facility available to our Canadian operation. Borrowings under the facility are made available at the sole discretion of the lender and are payable on demand, with interest at rates specified in the credit agreement. The Company classifies any outstanding balances under this demand facility as long-term debt, as outstanding amounts can be refinanced through our committed revolving credit facility. As of May 30, 2015, $1.2 million was outstanding under this facility. No borrowings were outstanding under this facility as of February 28, 2015.

Interest payments were $0.1 million for each of the three months ended May 30, 2015 and May 31, 2014, and primarily relate to fees associated with our revolving credit facility.

10.	Employee Benefit Plans

Pension Plans
The Company sponsors an unfunded Officers’ Supplemental Executive Retirement Plan for the benefit of certain executives and a defined-benefit pension plan, the Tubelite, Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost are as follows:

	Three Months Ended
(In thousands)	May 30, 2015	May 31, 2014
Interest cost	$142	$138
Expected return on assets	(34)	(43)
Amortization of unrecognized net loss	62	44
Net periodic benefit cost	$170	$139

11.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2012, or U.S. state and local income tax examinations for years prior to fiscal 2009. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2011, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The total liability for unrecognized tax benefits was approximately $5.0 million at both May 30, 2015 and February 28, 2015. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.6 million during the next 12 months due to lapsing of statutes.

12.	Commitments and Contingent Liabilities

Operating lease commitments. As of May 30, 2015, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

(In thousands)	Remainder of Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Total minimum payments	$7,058	$7,588	$6,773	$6,007	$4,680	$3,671	$35,777

Bond commitments. In the ordinary course of business, predominantly in the Company’s Architectural Services business, the Company is required to provide surety or performance bonds that commit payments to its customers for any non-performance by the Company. At May 30, 2015, $89.2 million of the Company’s backlog was bonded by performance bonds with a face value of $290.8 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to make any payments related to these performance bonds with respect to any of its current portfolio of businesses.

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

	Three Months Ended
(In thousands)	May 30, 2015	May 31, 2014
Balance at beginning of period	$11,275	$11,978
Additional accruals	1,926	1,060
Claims paid	(1,173)	(891)
Balance at end of period	$12,028	$12,147

Letters of credit. At May 30, 2015, the Company had ongoing letters of credit related to its construction contracts and certain industrial revenue bonds. The total value of letters of credit under which the Company was obligated as of May 30, 2015 was approximately $23.5 million, all of which have been issued under the credit facility. The Company’s total availability under its $125.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of May 30, 2015, these obligations totaled $131.4 million.

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

The Company has four reporting segments: Architectural Glass, Architectural Services, Architectural Framing Systems and Large-Scale Optical (LSO).

•
The Architectural Glass segment fabricates coated, high-performance glass used in customized window and wall systems comprising the outside skin of commercial, institutional and high-end multi-family residential buildings.

•
The Architectural Services segment designs, engineers, fabricates and installs the walls of glass, windows and other curtainwall products making up the outside skin of commercial and institutional buildings.

•
The Architectural Framing Systems segment designs, engineers, fabricates and finishes the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial, institutional and high-end multi-family residential buildings. The Company has aggregated four operating segments into the Architectural Framing Systems reporting segment based upon their similar products, customers, distribution methods, production processes and economic characteristics.

•	The LSO segment manufactures value-added glass and acrylic products for the custom picture framing and fine art markets.

	Three Months Ended
(In thousands)	May 30, 2015	May 31, 2014
Net Sales from operations
Architectural Glass	$101,175	$79,634
Architectural Services	55,652	51,616
Architectural Framing Systems	71,900	64,222
Large-Scale Optical	20,219	20,061
Intersegment eliminations	(8,984)	(4,650)
Net sales	$239,962	$210,883
Operating Income (Loss) from operations
Architectural Glass	$8,283	$2,800
Architectural Services	942	184
Architectural Framing Systems	5,261	1,931
Large-Scale Optical	4,870	3,964
Corporate and other	(1,132)	(1,062)
Operating income	$18,224	$7,817

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, the Company has determined that it is impractical to report product revenues generated by class of product, beyond the segment revenues currently reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

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

•
Our Architectural Glass segment consists of Viracon, a fabricator of coated, high-performance glass used in customized window and wall systems comprising the outside skin of commercial, institutional and high-end multi-family residential buildings.

•
The Architectural Services segment consists of Harmon, one of the largest U.S. full-service building glass installation companies, which designs, engineers, fabricates and installs the walls of glass, windows and other curtainwall products making up the outside skin of commercial and institutional buildings.

•
The Architectural Framing Systems segment companies design, engineer, fabricate and finish the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial, institutional and high-end multi-family residential buildings. This segment includes Wausau Window and Wall Systems, a manufacturer of standard and custom aluminum window systems and curtainwall for the North American commercial construction and historical renovation markets; Tubelite, a fabricator of aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry; Alumicor, a fabricator of aluminum storefront, entrance, curtainwall and window products for the Canadian commercial construction industry; and Linetec, a paint and anodize finisher of architectural aluminum and PVC shutters for U.S. markets.

•	Our LSO segment consists of Tru Vue, a manufacturer of value-added glass and acrylic products for the custom picture framing and fine art markets.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended February 28, 2015 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Highlights of First Quarter Fiscal 2016 Compared to First Quarter Fiscal 2015

Net sales
Consolidated net sales increased 13.8 percent, or $29.1 million, for the first quarter ended May 30, 2015 compared to the prior year period, with growth occurring in all operating segments. Sales growth in the Architectural Glass segment contributed approximately 8 percentage points of the increase due to increased volume and improved pricing and mix; growth in the Architectural Framing Systems segment accounted for approximately 4 percentage points of the increase driven mainly by increased volume in the U.S. businesses; and the remaining increase came from increased volume in the Architectural Services segment.

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three-month periods of the current and prior fiscal years:

	Three Months Ended
(Percent of net sales)	May 30, 2015	May 31, 2014
Net sales	100.0%	100.0%
Cost of sales	76.8	80.4
Gross profit	23.2	19.6
Selling, general and administrative expenses	15.6	15.9
Operating income	7.6	3.7
Interest income	0.1	0.1
Interest expense	0.1	0.1
Other income, net	—	0.6
Earnings before income taxes	7.6	4.3
Income tax expense	2.7	1.4
Net earnings	4.9%	2.9%
Effective tax rate	33.9%	33.4%

Gross profit
Gross profit as a percent of sales increased to 23.2 percent for the quarter ended May 30, 2015 from 19.6 percent in the prior year mainly due to the impact of leveraging volume growth and improved pricing across all three Architectural segments, improved product mix and productivity, and reduced healthcare costs.

Selling, general and administrative (SG&A) expenses
SG&A expenses for the first quarter increased $3.7 million to $37.4 million, but decreased as a percentage of net sales to 15.6 percent compared to 15.9 percent in the prior year. The increase in SG&A expense is due to increases in incentive compensation on improved results, sales commissions from higher sales volumes and business development expenses.
Other income, net
Other income was insignificant in the first quarter of fiscal 2016 compared to income of $1.3 million in the prior-year period. The prior year income was due to the receipt of the final distribution for a European business that was discontinued over 15 years ago.
Income tax expense
Our effective tax rate in the first quarter of fiscal 2016 was 33.9 percent, compared to 33.4 percent in the same period last year as a result of timing of resolution of uncertain tax positions.

Segment Analysis

Architectural Glass

	Three Months Ended
(In thousands)	May 30, 2015	May 31, 2014	% Change
Net sales	$101,175	$79,634	27.1%
Operating income	8,283	2,800	195.8%
Operating margin	8.2%	3.5%
First quarter Architectural Glass net sales of $101.2 million increased 27.1 percent over prior year net sales due to improving U.S. market conditions driving increased volume and improved pricing and mix.
Operating income grew to $8.3 million in the first quarter, with an operating margin of 8.2 percent. The improvement in profitability over the prior year was driven by operating leverage from increased volume and improved pricing and productivity in the U.S., partially offset by weaker performance in our glass fabrication business in Brazil due to the challenging local economic conditions.

Architectural Services

	Three Months Ended
(In thousands)	May 30, 2015	May 31, 2014	% Change
Net sales	$55,652	$51,616	7.8%
Operating income	942	184	412.0%
Operating margin	1.7%	0.4%
Architectural Services net sales of $55.7 million for the first quarter were up 7.8 percent over the prior year, with an operating margin of 1.7 percent in the current period compared to 0.4% in the same period last year. Both sales and operating margin growth were attributable to increased volume of project activity and improving project margins as we focus on project selection.

Architectural Framing Systems

	Three Months Ended
(In thousands)	May 30, 2015	May 31, 2014	% Change
Net sales	$71,900	$64,222	12.0%
Operating income	5,261	1,931	172.4%
Operating margin	7.3%	3.0%
First quarter Architectural Framing Systems net sales of $71.9 million increased 12.0 percent over prior year net sales due to volume growth across all U.S. businesses and improved pricing.
Operating income grew to $5.3 million in the first quarter, with an operating margin of 7.3 percent. The improvement in operating results was due to operating leverage on volume growth and improved pricing.

Large-Scale Optical (LSO)

	Three Months Ended
(In thousands)	May 30, 2015	May 31, 2014	% Change
Net sales	$20,219	$20,061	0.8%
Operating income	4,870	3,964	22.9%
Operating margin	24.1%	19.8%
LSO net sales of $20.2 million for the first quarter were up slightly from the prior year, while operating margin grew to 24.1 percent. The increase in operating margin was driven by an improved mix of higher value-added products and improved productivity.

Backlog
Backlog represents the dollar amount of revenues we expect to recognize in the future from firm contracts or orders received. Backlog is not a term defined under generally accepted accounting principles and is not a measure of contract profitability. We view backlog as an important metric in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and not an effective indicator of our ultimate profitability, we do not believe backlog should be used as the sole indicator of our future earnings.

We include a project within our backlog at the time a signed contract or a firm purchase order is received, generally as a result of a competitive bidding process. Backlog by reporting segment at May 30, 2015, February 28, 2015 and May 31, 2014 was as follows:

(In thousands)	May 30, 2015	February 28, 2015	May 31, 2014
Architectural Glass	$94,152	137,432	$98,204
Architectural Services	302,049	287,473	209,155
Architectural Framing Systems	80,844	77,666	85,646
Large-Scale Optical	4,833	2,107	1,073
Intersegment eliminations	(11,044)	(13,886)	(8,966)
Total Backlog	$470,834	$490,792	$385,112

In our Architectural Glass segment, additional capacity and improved productivity have driven shorter lead times for customers, resulting in lower backlog. We expect approximately $311 million, or 66 percent, of our May 30, 2015 total backlog to be recognized during the remainder of fiscal 2016 and approximately $160 million, or 34 percent, to be recognized in fiscal 2017 and beyond.

Liquidity and Capital Resources

	Three Months Ended
(Cash effect, in thousands)	May 30, 2015	May 31, 2014
Operating Activities
Net cash provided by operating activities	$20,855	$1,196
Investing Activities
Capital expenditures	(8,753)	(8,738)
Change in restricted investments, net	—	798
Net sales (purchases) of marketable securities	(34,091)	384
Financing Activities
Proceeds from issuance of debt	1,199	—
Repurchase and retirement of common stock	—	(863)
Dividends paid	(3,215)	(3,078)

Operating activities. Cash provided by operating activities was $20.9 million for the first three months of fiscal 2016, increasing $19.7 million over the prior year due to reduced incremental investment in working capital combined with improved operating results.

Non-cash working capital (current assets, excluding cash and short-term available for sale securities and short-term restricted investments, less current liabilities, excluding current portion of long-term debt) was $98.3 million at May 30, 2015. This compares to $97.5 million at February 28, 2015 and $91.6 million at May 31, 2014. The increase over year-end and the prior year is due to our investment in working capital to support sales growth.

Investing Activities. In the first three months of fiscal 2016, net cash used by investing activities was $43.7 million, compared to $7.4 million in the same period last year. Current year spending included capital investments of $8.8 million and net purchases of short-term marketable securities of $34.1 million.

We expect fiscal 2016 capital expenditures to be approximately $45 to $50 million to increase capacity, manufacturing productivity and product development capabilities, as well as for maintenance.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. We paid dividends totaling $3.2 million ($0.11 per share) for the three-months ended May 30, 2015. We maintain a $125.0 million committed revolving credit facility as described in Note 9. No borrowings were outstanding under this facility as of May 30, 2015 and May 31, 2014.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 shares in October 2008. We did not purchase any shares under the program during the first three months of fiscal 2016. We repurchased 27,665 shares under the program during the first three months of fiscal 2015 for a total cost of $0.9 million. We have purchased a total of 2,482,632 shares, at a total cost of $36.5 million, since the inception of this program. We have remaining authority to repurchase 767,368 shares under this program, which has no expiration date.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of May 30, 2015:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2016 Remaining	2017	2018	2019	2020	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$20,400	$20,400
Other debt obligations	37	36	36	36	36	1	182
Operating leases (undiscounted)	7,058	7,588	6,773	6,007	4,680	3,671	35,777
Purchase obligations	113,384	16,574	1,487	—	—	—	131,445
Total cash obligations	$120,479	$24,198	$8,296	$6,043	$4,716	$24,072	$187,804

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

We have purchase obligations for raw material commitments and capital expenditures. As of May 30, 2015, these obligations totaled $131.4 million.

We expect to make contributions of $1.0 million to our defined-benefit pension plans in fiscal 2016, which will equal or exceed our minimum funding requirements.

As of May 30, 2015, we had $5.0 million and $1.8 million of unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $0.6 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At May 30, 2015, we had ongoing letters of credit related to industrial revenue bonds and construction contracts that that reduce availability of funds under our credit facility. The letters of credit by expiration period were as follows at May 30, 2015:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2016 Remaining	2017	2018	2019	2020	Thereafter	Total
Standby letters of credit	$—	$20,982	$—	$—	$—	$2,500	$23,482

In addition to the above letters of credit, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At May 30, 2015, $89.2 million of our backlog was bonded by performance bonds with a face value of $290.8 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

We have total cash and short-term available for sale securities of $63.5 million, and $101.5 million available under our committed credit facility at May 30, 2015. We believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments.

Outlook
The following statements are based on our current expectations for full-year fiscal 2016 results. These statements are forward-looking, and actual results may differ materially.

•	We expect revenue growth of 10 to 15 percent over fiscal 2015.

•	We estimate gross margin to be approximately 24 percent.

•	We expect our effective tax rate to be approximately 34 percent.

•	We anticipate earnings per share of $2.10 to $2.25.

•	We expect capital expenditures in the range of $45 to $50 million.

Related Party Transactions
No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Critical Accounting Policies
No material changes have occurred in the disclosure of our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred to the disclosures of quantitative and qualitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
March 1, 2015 through March 28, 2015	11,691	$43.90	—	767,368
March 29, 2015 through April 25, 2015	11,453	49.32	—	767,368
April 26, 2015 through May 30, 2015	39,099	53.69	—	767,368
Total	62,243	$50.30	—	767,368

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

10.1
Form of CEO Evaluation-Based Retention Incentive Agreement under the Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 6, 2015.

10.2
Restricted Stock Deferred Program under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as Amended and Restated (2014) (2015 Statement). Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 30, 2015.

10.3	Form of Deferred Restricted Stock Unit Agreement. Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 30, 2015.

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of May 30, 2015 and February 28, 2015, (ii) the Consolidated Results of Operations for the three months ended May 30, 2015 and May 31, 2014, (iii) the Consolidated Statements of Comprehensive Earnings for the three months ended May 30, 2015 and May 31, 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended May 30, 2015 and May 31, 2014, (v) the Consolidated Statements of Shareholders' Equity for the three months ended May 30, 2015 and May 31, 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: July 9, 2015	By: *
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: July 9, 2015	By: /s/ James S. Porter
James S. Porter Chief Financial Officer (Principal Financial and Accounting Officer)

* By: /s/ Patricia A. Beithon
Patricia A. Beithon
Attorney-in-Fact

Exhibit Index to Form 10-Q for the Period Ended May 30, 2015

10.1
Form of CEO Evaluation-Based Retention Incentive Agreement under the Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 6, 2015.

10.2
Restricted Stock Deferred Program under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as Amended and Restated (2014) (2015 Statement). Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 30, 2015.

10.3	Form of Deferred Restricted Stock Unit Agreement. Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 30, 2015.

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of May 30, 2015 and February 28, 2015, (ii) the Consolidated Results of Operations for the three months ended May 30, 2015 and May 31, 2014, (iii) the Consolidated Statements of Comprehensive Earnings for the three months ended May 30, 2015 and May 31, 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended May 30, 2015 and May 31, 2014, (v) the Consolidated Statements of Shareholders' Equity for the three months ended May 30, 2015 and May 31, 2014, and (vi) Notes to Consolidated Financial Statements.