Form 10-Q
period 2015-08-29
APOGEE ENTERPRISES, INC.
filed 2015-10-08
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2015

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
As of October 7, 2015, 29,089,527 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except per share data)	August 29, 2015	February 28, 2015
Assets
Current assets
Cash and cash equivalents	$36,190	$52,185
Short-term available for sale securities	56,129	327
Receivables, net of allowance for doubtful accounts	150,784	171,623
Inventories	59,676	61,408
Refundable income taxes	—	5,115
Deferred tax assets	454	1,359
Other current assets	7,810	6,958
Total current assets	311,043	298,975
Property, plant and equipment, net	196,720	193,540
Available for sale securities	7,993	10,655
Goodwill	74,714	75,857
Intangible assets	21,327	23,280
Other non-current assets	9,500	9,750
Total assets	$621,297	$612,057
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$54,129	$56,516
Accrued payroll and related benefits	26,288	36,620
Accrued self-insurance reserves	7,507	8,058
Other current liabilities	25,214	25,557
Billings in excess of costs and earnings on uncompleted contracts	25,396	22,233
Current portion long-term debt	38	44
Accrued income taxes	3,068	—
Total current liabilities	141,640	149,028
Long-term debt	21,444	20,587
Unrecognized tax benefits	4,648	4,477
Long-term self-insurance reserves	7,109	6,185
Deferred tax liabilities	7,331	10,652
Other non-current liabilities	37,483	38,652
Commitments and contingent liabilities (Note 12)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 29,239,693 and 29,049,531, respectively	9,747	9,683
Additional paid-in capital	146,664	138,575
Retained earnings	272,765	256,538
Common stock held in trust	(819)	(801)
Deferred compensation obligations	819	801
Accumulated other comprehensive loss	(27,534)	(22,320)
Total shareholders’ equity	401,642	382,476
Total liabilities and shareholders’ equity	$621,297	$612,057

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Net sales	$240,754	$231,945	$480,716	$442,828
Cost of sales	184,055	182,624	368,429	352,069
Gross profit	56,699	49,321	112,287	90,759
Selling, general and administrative expenses	34,276	33,825	71,640	67,446
Operating income	22,423	15,496	40,647	23,313
Interest income	267	215	504	463
Interest expense	150	225	318	417
Other (expense) income, net	(93)	195	(43)	1,477
Earnings before income taxes	22,447	15,681	40,790	24,836
Income tax expense (benefit)	7,687	(1,110)	13,904	1,944
Net earnings	$14,760	$16,791	$26,886	$22,892

Earnings per share - basic	$0.51	$0.59	$0.92	$0.80
Earnings per share - diluted	$0.50	$0.57	$0.91	$0.78
Weighted average basic shares outstanding	29,187	28,774	29,116	28,776
Weighted average diluted shares outstanding	29,492	29,306	29,486	29,345

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Net earnings	$14,760	$16,791	$26,886	$22,892
Other comprehensive (loss) earnings:
Unrealized (loss) gain on marketable securities, net of $-, $9, $(33) and $54 of tax (benefit) expense, respectively	—	17	(63)	99
Unrealized loss on foreign currency hedge, net of $-, $-, $- and $36 of tax benefit, respectively	—	—	—	(62)
Foreign currency translation adjustments	(2,140)	417	(5,151)	2,567
Other comprehensive (loss) earnings	(2,140)	434	(5,214)	2,604
Total comprehensive earnings	$12,620	$17,225	$21,672	$25,496

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(In thousands)	August 29, 2015	August 30, 2014
Operating Activities
Net earnings	$26,886	$22,892
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,502	13,743
Stock-based compensation	2,414	2,582
Deferred income taxes	(2,252)	1,620
Excess tax benefits from stock-based compensation	(4,699)	(2,127)
Gain on disposal of assets	(231)	(672)
Other, net	549	(89)
Changes in operating assets and liabilities:
Receivables	19,898	(10,054)
Inventories	1,273	(3,114)
Accounts payable and accrued expenses	(12,716)	(10,110)
Billings in excess of costs and earnings on uncompleted contracts	3,164	8,107
Refundable and accrued income taxes	13,064	(4,803)
Other, net	(754)	(1,355)
Net cash provided by operating activities	62,098	16,620
Investing Activities
Capital expenditures	(19,366)	(13,267)
Sales of restricted investments	—	1,584
Purchases of securities	(56,918)	(1,366)
Sales/maturities of securities	3,684	6,280
Other, net	(892)	(427)
Net cash used in investing activities	(73,492)	(7,196)
Financing Activities
Borrowings on line of credit, net	968	765
Shares withheld for taxes, net of stock issued to employees	(3,178)	(3,707)
Excess tax benefits from stock-based compensation	4,699	2,127
Repurchase and retirement of common stock	—	(6,894)
Dividends paid	(6,431)	(5,976)
Net cash used in financing activities	(3,942)	(13,685)
Decrease in cash and cash equivalents	(15,336)	(4,261)
Effect of exchange rates on cash	(659)	444
Cash and cash equivalents at beginning of year	52,185	28,465
Cash and cash equivalents at end of period	$36,190	$24,648
Noncash Activity
Capital expenditures in accounts payable	$1,014	$842

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Bal. at Feb 28, 2015	29,050	$9,683	$138,575	$256,538	$(801)	$801	$(22,320)
Net earnings	—	—	—	26,886	—	—	—
Unrealized loss on marketable securities, net of $33 tax benefit	—	—	—	—	—	—	(63)
Foreign currency translation adjustments	—	—	—	—	—	—	(5,151)
Issuance of stock, net of cancellations	101	34	(67)	—	(18)	18	—
Stock-based compensation	—	—	2,414	—	—	—	—
Tax benefit associated with stock plans	—	—	4,858	—	—	—	—
Exercise of stock options	177	59	1,322	—	—	—	—
Other share retirements	(88)	(29)	(438)	(4,228)	—	—	—
Cash dividends	—	—	—	(6,431)	—	—	—
Bal. at Aug 29, 2015	29,240	$9,747	$146,664	$272,765	$(819)	$819	$(27,534)

Bal. at Mar 1, 2014	28,958	$9,653	$130,570	$228,841	$(791)	$791	$(12,960)
Net earnings	—	—	—	22,892	—	—	—
Unrealized gain on marketable securities, net of $54 tax expense	—	—	—	—	—	—	99
Unrealized loss on foreign currency hedge, net of $36 tax benefit	—	—	—	—	—	—	(62)
Foreign currency translation adjustments	—	—	—	—	—	—	2,567
Issuance of stock, net of cancellations	300	101	(59)	—	(5)	5	—
Stock-based compensation	—	—	2,582	—	—	—	—
Tax benefit associated with stock plans	—	—	2,158	—	—	—	—
Exercise of stock options	26	9	222	—	—	—	—
Share repurchases	(203)	(68)	(965)	(5,861)	—	—	—
Other share retirements	(125)	(42)	(116)	(3,822)	—	—	—
Cash dividends	—	—	—	(5,976)	—	—	—
Bal. at Aug 30, 2014	28,956	$9,653	$134,392	$236,074	$(796)	$796	$(10,356)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 28, 2015. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. The results of operations for the six-month period ended August 29, 2015 are not necessarily indicative of the results to be expected for the full year.

In connection with preparing the unaudited consolidated financial statements for the six months ended August 29, 2015, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined there were no items to recognize or disclose.

2.	New Accounting Standards

In May 2014, the FASB issued a standard on revenue from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the effective date for implementation was extended to annual reporting periods beginning after December 15, 2017, our fiscal 2019. We are currently evaluating the impact that this standard will have on our financial statements.

We do not expect that any other recently issued accounting pronouncements will have a significant effect on our financial statements.

3.	Share-Based Compensation

Total share-based compensation expense included in the results of operations was $2.4 million and $2.6 million for the six-month periods ended August 29, 2015 and August 30, 2014, respectively.

Stock Options and SARs
There were no options or SARs issued in the first six months of either fiscal 2016 or 2015. The following table summarizes the award transactions for the six months ended August 29, 2015:

	Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at February 28, 2015	624,095	$11.92
Awards exercised	(191,942)	11.33
Awards canceled	—	—
Outstanding and exercisable at August 29, 2015	432,153	$12.18	4.8 Years	$16,700,052

Cash proceeds from the exercise of stock options were $1.4 million and $0.2 million for the six months ended August 29, 2015 and August 30, 2014, respectively. The aggregate intrinsic value of securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised was $6.6 million during the six months ended August 29, 2015 and $0.6 million during the prior-year period.

Nonvested Shares and Share Units

The following table summarizes the nonvested share award transactions, including nonvested share units, for the six months ended August 29, 2015:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 28, 2015	400,708	$23.49
Granted	108,174	53.98
Vested	(230,707)	21.07
Canceled	(3,132)	34.17
Nonvested at August 29, 2015	275,043	$37.39

At August 29, 2015, there was $8.5 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 24 months. The total fair value of shares vested during the six months ended August 29, 2015 was $12.0 million.

4.	Earnings Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Basic earnings per share – weighted average common shares outstanding	29,187	28,774	29,116	28,776
Weighted average effect of nonvested share grants and assumed exercise of stock options	305	532	370	569
Diluted earnings per share – weighted average common shares and potential common shares outstanding	29,492	29,306	29,486	29,345
Earnings per share – basic	$0.51	$0.59	$0.92	$0.80
Earnings per share – diluted	0.50	0.57	0.91	0.78

There were no anti-dilutive stock options excluded from the calculation of earnings per share for any of the periods presented, as the average market price exceeded the exercise price of options outstanding.

5.	Inventories

(In thousands)	August 29, 2015	February 28, 2015
Raw materials	$19,266	$19,761
Work-in-process	12,861	14,385
Finished goods	22,561	23,076
Costs and earnings in excess of billings on uncompleted contracts	4,988	4,186
Total inventories	$59,676	$61,408

6.	Marketable Securities

Marketable securities available for sale at August 29, 2015 and February 28, 2015, were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
August 29, 2015
Mutual fund	$30,064	$—	$(26)	$30,038
Municipal bonds	8,139	51	(112)	8,078
Commercial paper	26,006	—	—	26,006
Total marketable securities	$64,209	$51	$(138)	$64,122

February 28, 2015
Municipal bonds	$10,973	$127	$(118)	$10,982
Total marketable securities	$10,973	$127	$(118)	$10,982

As of August 29, 2015, available for sale securities with a fair value of $1.2 million have been in a continuous unrealized loss position for more than 12 months, with unrealized losses of $0.1 million.

In the current year, the Company invested in a mutual fund holding government short-term securities and commercial paper as a means of deploying excess cash generated from operations while preserving liquidity.

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

The amortized cost and estimated fair values of municipal bonds and commercial paper at August 29, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$26,090	$26,091
Due after one year through five years	3,942	3,850
Due after five years through 10 years	4,113	4,143
Due after 10 years through 15 years	—	—
Total	$34,145	$34,084

Gross realized gains and losses were not significant during the first six-months of fiscal 2016 or fiscal 2015.

7.	Fair Value Measurements

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

Financial assets measured at fair value on a recurring basis as of August 29, 2015 and February 28, 2015, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
August 29, 2015
Cash equivalents
Money market funds	$20,417	$—	$20,417
Short-term securities
Mutual funds	$30,038	$—	$30,038
Commercial paper	—	26,006	26,006
Municipal bonds	—	85	85
Total short-term securities	$30,038	$26,091	$56,129
Long-term securities
Municipal bonds	$—	$7,993	$7,993
Total long-term securities	$—	$7,993	$7,993
Total assets at fair value	$50,455	$34,084	$84,539

February 28, 2015
Cash equivalents
Money market funds	$34,386	$—	$34,386
Short-term securities
Municipal bonds	$—	$327	$327
Long-term securities
Mutual funds	$305	$—	$305
Municipal bonds	—	10,655	10,655
Total assets at fair value	$34,691	$10,982	$45,673

The following methods were used to estimate the fair value of each class of financial instrument:

Cash equivalents
Cash equivalents consisted of highly liquid investments with an original maturity of three months or less. Fair value was determined based on quoted prices for identical assets in active markets.

Short- and long-term securities
Mutual funds were measured at fair value based on quoted prices in active markets.

Commercial paper was measured using inputs based on quoted prices for similar instruments in active markets.

Municipal bonds were measured at fair value based on market prices from recent trades of similar securities and are classified as short-term or long-term based on maturity date.

8.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill attributable to each business segment is below:

(In thousands)	Architectural Glass	Architectural Services	Architectural Framing Systems	Large-Scale Optical	Total
Balance at March 1, 2014	$26,628	$1,120	$39,716	$10,557	$78,021
Foreign currency translation	(273)	—	(1,891)	—	(2,164)
Balance at February 28, 2015	26,355	1,120	37,825	10,557	75,857
Foreign currency translation	(317)	—	(826)	—	(1,143)
Balance at August 29, 2015	$26,038	$1,120	$36,999	$10,557	$74,714

The following tables provide the gross carrying amount of other intangible assets and related accumulated amortization:

	August 29, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Definite-lived intangible assets:
Debt issue costs	$3,677	$(2,659)	$—	$1,018
Non-compete agreements	6,673	(6,372)	(10)	291
Customer relationships	24,174	(12,256)	(704)	11,214
Trademarks and other intangibles	8,063	(3,073)	(194)	4,796
Total definite-lived intangible assets	$42,587	$(24,360)	$(908)	$17,319
Indefinite-lived intangible assets:
Trademarks	4,239	—	(231)	4,008
Total intangible assets	$46,826	$(24,360)	$(1,139)	$21,327

	February 28, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Definite-lived intangible assets:
Debt issue costs	$3,668	$(2,560)	$—	$1,108
Non-compete agreements	6,690	(6,364)	(10)	316
Customer relationships	25,677	(11,932)	(1,315)	12,430
Trademarks and other intangibles	8,275	(2,920)	(168)	5,187
Total definite-lived intangible assets	$44,310	$(23,776)	$(1,493)	$19,041
Indefinite-lived intangible assets:
Trademarks	4,768	—	(529)	4,239
Total intangible assets	$49,078	$(23,776)	$(2,022)	$23,280

Amortization expense on the definite-lived intangible assets was $0.9 million and $1.1 million for the six-month periods ended August 29, 2015 and August 30, 2014, respectively. The amortization expense associated with the debt issue costs is included in interest expense, while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At August 29, 2015, the estimated future amortization expense for definite-lived intangible assets is as follows:

(In thousands)	Remainder of Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020
Estimated amortization expense	$872	$1,668	$1,653	$1,651	$1,629

9.	Debt

Debt at August 29, 2015 consists of $20.4 million of industrial revenue bonds, $0.9 million on a Canadian revolving credit facility and $0.2 million of other debt. The industrial revenue bonds mature in fiscal years 2021 through 2043, borrowings under our U.S. revolving facility mature in fiscal 2020 and the other debt matures in fiscal years 2016 through 2021. The fair value of the industrial revenue bonds and revolving credit facility borrowings approximates carrying value at August 29, 2015, due to the variable interest rates on these instruments. The bonds are classified as Level 2 within the fair value hierarchy described in Note 7.

The Company maintains a $125.0 million committed revolving credit facility that expires in December 2019. No borrowings were outstanding under the facility as of August 29, 2015 or February 28, 2015.

This credit facility requires the Company to maintain a debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. The Company’s ratio was 0.19 at August 29, 2015. The credit facility also requires the Company to maintain a minimum level of net worth, as defined in the credit facility, based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit facility at August 29, 2015 was $338.3 million, whereas the Company’s net worth as defined in the credit facility was $401.6 million. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At August 29, 2015, the Company was in compliance with the financial covenants of the credit facility.

We also maintain a Canadian dollar $4.0 million revolving demand facility available to our Canadian operation. Borrowings under the facility are made available at the sole discretion of the lender and are payable on demand, with interest at rates specified in the credit agreement. The Company classifies any outstanding balances under this demand facility as long-term debt, as outstanding amounts can be refinanced through our committed revolving credit facility. As of August 29, 2015, $0.9 million was outstanding under this facility. No borrowings were outstanding under this facility as of February 28, 2015.

Interest payments were $0.3 million for each of the six months ended August 29, 2015 and August 30, 2014, and primarily relate to fees associated with our revolving credit facility.

10.	Employee Benefit Plans

Pension Plans
The Company sponsors an unfunded Officers’ Supplemental Executive Retirement Plan for the benefit of certain executives and a defined-benefit pension plan, the Tubelite, Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Interest cost	$142	$138	$284	$276
Expected return on assets	(34)	(43)	(68)	(86)
Amortization of unrecognized net loss	62	44	124	88
Net periodic benefit cost	$170	$139	$340	$278

11.	Income Taxes

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

The total liability for unrecognized tax benefits at August 29, 2015 and February 28, 2015 was approximately $5.2 million and $5.0 million, respectively. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.6 million during the next 12 months due to lapsing of statutes.

12.	Commitments and Contingent Liabilities

Operating lease commitments. As of August 29, 2015, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

(In thousands)	Remainder of Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Total minimum payments	$4,785	$8,076	$7,308	$6,554	$5,189	$4,057	$35,969

Bond commitments. In the ordinary course of business, predominantly in the Company’s Architectural Services business, the Company is required to provide surety or performance bonds that commit payments to its customers for any non-performance by the Company. At August 29, 2015, $123.7 million of the Company’s backlog was bonded by performance bonds with a face value of $322.1 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to make any payments related to these performance bonds with respect to any of its current portfolio of businesses.

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

	Six Months Ended
(In thousands)	August 29, 2015	August 30, 2014
Balance at beginning of period	$11,275	$11,978
Additional accruals	3,205	1,975
Claims paid	(2,266)	(3,338)
Balance at end of period	$12,214	$10,615

Letters of credit. At August 29, 2015, the Company had ongoing letters of credit related to its construction contracts and certain industrial revenue bonds. The total value of letters of credit under which the Company was obligated as of August 29, 2015 was approximately $23.5 million, all of which have been issued under the credit facility. The Company’s total availability under its $125.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility.

Purchase obligations. The Company has purchase obligations for raw material commitments and capital expenditures. As of August 29, 2015, these obligations totaled $134.8 million.

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

•	The LSO segment manufactures value-added glass and acrylic products for the custom picture framing and fine art markets.

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Net sales from operations
Architectural Glass	$92,433	$84,236	$193,608	$163,870
Architectural Services	52,197	59,352	107,849	110,967
Architectural Framing Systems	80,671	76,736	152,571	140,958
Large-Scale Optical	22,444	19,363	42,663	39,423
Intersegment eliminations	(6,991)	(7,742)	(15,975)	(12,390)
Net sales	$240,754	$231,945	$480,716	$442,828
Operating income (loss) from operations
Architectural Glass	$6,738	$3,299	$15,021	$6,099
Architectural Services	1,419	1,772	2,361	1,956
Architectural Framing Systems	9,692	7,446	14,953	9,377
Large-Scale Optical	5,642	4,147	10,512	8,111
Corporate and other	(1,068)	(1,168)	(2,200)	(2,230)
Operating income	$22,423	$15,496	$40,647	$23,313

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, the Company has determined that it is impractical to report product revenues generated by class of product beyond the segment revenues currently reported.

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

•
Our Architectural Services segment consists of Harmon, one of the largest U.S. full-service building glass installation companies, which designs, engineers, fabricates and installs the walls of glass, windows and other curtainwall products making up the outside skin of commercial and institutional buildings.

•
Our Architectural Framing Systems segment companies design, engineer, fabricate and finish the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial, institutional and high-end multi-family residential buildings. This segment includes Wausau Window and Wall Systems, a manufacturer of standard and custom aluminum window systems and curtainwall for the North American commercial construction and historical renovation markets; Tubelite, a fabricator of aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry; Alumicor, a fabricator of aluminum storefront, entrance, curtainwall and window products for the Canadian commercial construction industry; and Linetec, a paint and anodize finisher of architectural aluminum and PVC shutters for U.S. markets.

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

Highlights of Second Quarter and First Six Months of Fiscal 2016 Compared to Second Quarter and First Six Months of Fiscal 2015

Net sales
Consolidated net sales increased $8.8 million, or 3.8 percent, for the quarter ended August 29, 2015 and $37.9 million, or 8.6 percent, for the six month period then ended. In constant currency, net sales increased over the same period in the prior year by 5.9 percent for the quarter and 10.4 percent for the six months ended August 29, 2015. Sales growth in our U.S. products businesses were partially offset by project timing in the Architectural Services segment and weak international markets.

Constant currency revenue growth excludes the impact of fluctuations in foreign currency on our international operations. Constant currency percentages are calculated by converting prior-period local currency results using the current period exchange rate and comparing the adjusted amount to current period reported results. We believe constant currency data enhances communication as it provides more transparency into our revenue performance by excluding the effect that foreign currency exchange rate fluctuations have on each period's results. This non-GAAP measure should be viewed in addition to, and not as an alternative to, the reported results prepared in accordance with GAAP.

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three and six month periods of the current and prior fiscal years:

	Three Months Ended		Six Months Ended
(Percent of net sales)	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.4	78.7	76.6	79.5
Gross profit	23.6	21.3	23.4	20.5
Selling, general and administrative expenses	14.2	14.6	14.9	15.2
Operating income	9.4	6.7	8.5	5.3
Interest income	0.1	0.1	0.1	0.1
Interest expense	0.1	0.1	0.1	—
Other income, net	—	0.1	—	0.3
Earnings before income taxes	9.4	6.8	8.5	5.7
Income tax expense	3.3	(0.5)	2.9	0.4
Net earnings	6.1%	7.3%	5.6%	5.3%
Effective tax rate	34.2%	(7.1)%	34.1%	7.8%

Gross profit
Gross profit as a percent of sales increased to 23.6 percent for the quarter ended August 29, 2015 from 21.3 percent in the prior year period, and increased to 23.4 percent for the six month period compared to 20.5 percent for the same period in the prior year. Gross profit improvements were driven by improved pricing and product mix, operating leverage on increased U.S. volume and improved productivity, combined with reduced healthcare costs.
Selling, general and administrative (SG&A) expenses
SG&A expenses for the quarter ended August 29, 2015 increased $0.5 million to $34.3 million, but decreased as a percent of net sales to 14.2 percent compared to 14.6 percent in the prior year. For the six month period ended August 29, 2015, SG&A expenses increased $4.2 million but declined to 14.9 percent of net sales compared to 15.2 percent in the same period in the prior year. The increase in SG&A expense in both periods is due to increased results-based incentive compensation and sales commissions as well as information technology investments compared to the prior year.
Other income, net
Other income was insignificant during the current quarter and the first six months of fiscal 2016 compared to income of $1.5 million in the prior-year period from the final distribution on a European business that was discontinued over 15 years ago.
Income tax expense
Our effective tax rate in the quarter ended August 29, 2015 was 34.2 percent, compared to a negative 7.1 percent in the prior year period, and our effective tax rate for the six month period ended August 29, 2015 was 34.1 percent compared to 7.8 percent in the same period last year. In the second quarter of fiscal 2015, we received approximately $6.4 million of tax benefit from an energy-efficiency investment credit under Section 48C of the Internal Revenue Code. Excluding the impact of this credit, the tax rate would have been 34.0 percent and 33.7 percent, respectively, for the three and six month periods ended August 30, 2014.

Segment Analysis

Architectural Glass

	Three Months Ended			Six Months Ended
(In thousands)	August 29, 2015	August 30, 2014	% Change	August 29, 2015	August 30, 2014	% Change
Net sales	$92,433	$84,236	9.7%	$193,608	$163,870	18.1%
Operating income	6,738	3,299	104.2%	15,021	6,099	146.3%
Operating margin	7.3%	3.9%		7.8%	3.7%

Net sales in Architectural Glass were $92.4 million and $193.6 million for the three and six month periods ended August 29, 2015, respectively, reflecting increases of 9.7 percent and 18.1 percent, respectively, over the same periods last year. These increases were due primarily to improved U.S. pricing, mix and volume growth. This was partially offset by weaker performance in our glass fabrication operations in Brazil due to the ongoing challenging local economic conditions. In constant currency, net sales grew 13.5 percent and 21.5 percent for the three month and six month periods ended August 29, 2015, respectively, as compared to the same periods in the prior year.
Operating income improved significantly over the prior year to $6.7 million and $15.0 million, for the three and six month periods ended August 29, 2015, respectively, with an operating margin of 7.3 percent and 7.8 percent, respectively, in the same periods. The improvement in profitability over the prior year was driven by operating leverage from increased volume and improved pricing, mix and productivity in the U.S., offset by the ongoing challenging Brazilian economic conditions.

Architectural Services

	Three Months Ended			Six Months Ended
(In thousands)	August 29, 2015	August 30, 2014	% Change	August 29, 2015	August 30, 2014	% Change
Net sales	$52,197	$59,352	(12.1)%	$107,849	$110,967	(2.8)%
Operating income	1,419	1,772	(19.9)%	2,361	1,956	20.7%
Operating margin	2.7%	3.0%		2.2%	1.8%
Architectural Services net sales were $52.2 million and $107.8 million for the three and six month periods ended August 29, 2015, respectively, reflecting declines of 12.1 percent and 2.8 percent, respectively, over the same periods last year. Operating margin declined to 2.7 percent for the three months ended August 29, 2015, compared to 3.0 percent in the second quarter last year, but increased to 2.2 percent for the six months ended August 29, 2015, compared to 1.8 percent in the same period last year.
Customer project timing drove the decline in net sales in the current quarter and six month periods, and also negatively impacted operating margin in the current quarter. For the six month period, second quarter sales and operating margin declines due to project timing were partially offset by first quarter volume and improved project margins as the business focused on improving project selection.

Architectural Framing Systems

	Three Months Ended			Six Months Ended
(In thousands)	August 29, 2015	August 30, 2014	% Change	August 29, 2015	August 30, 2014	% Change
Net sales	$80,671	$76,736	5.1%	$152,571	$140,958	8.2%
Operating income	9,692	7,446	30.2%	14,953	9,377	59.5%
Operating margin	12.0%	9.7%		9.8%	6.7%
Net sales in Architectural Framing Systems were $80.7 million and $152.6 million for the three and six month periods ended August 29, 2015, respectively, reflecting increases of 5.1 percent and 8.2 percent, respectively, over the same periods last year. These increases were due to volume growth across all U.S. businesses and improved pricing. These positive factors were partially offset by volume weakness in our Canadian business. In constant currency, net sales grew 8.2 percent for the current quarter and 10.8 percent for the six months ended August 29, 2015.
Operating income grew to $9.7 million in the quarter ended August 29, 2015, with an operating margin of 12.0 percent, and to $15.0 million for the six month period, with an operating margin of 9.8 percent. The strong improvements in operating results for the three and six month periods were due to operating leverage on volume growth, improved pricing and mix, reduced input cost and improved productivity in our U.S. businesses, partially offset by challenges in our Canadian business.

Large-Scale Optical (LSO)

	Three Months Ended			Six Months Ended
(In thousands)	August 29, 2015	August 30, 2014	% Change	August 29, 2015	August 30, 2014	% Change
Net sales	$22,444	$19,363	15.9%	$42,663	$39,423	8.2%
Operating income	5,642	4,147	36.1%	10,512	8,111	29.6%
Operating margin	25.1%	21.4%		24.6%	20.6%

LSO net sales of $22.4 million and $42.7 million for the three and six month periods ended August 29, 2015, respectively, increased 15.9 percent and 8.2 percent, respectively, over the same periods last year on strong sales of value-added picture framing products.
Operating income was $5.6 million and $10.5 million for the three and six month periods ended August 29, 2015, respectively, resulting in operating margins of 25.1 percent and 24.6 percent, respectively, for the same periods in the current year. Improved product mix and productivity drove the operating margin improvements over the prior year.

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

We include a project within our backlog at the time a signed contract or a firm purchase order is received, generally as a result of a competitive bidding process. Backlog by reporting segment at August 29, 2015, February 28, 2015 and August 30, 2014 was as follows:

(In thousands)	August 29, 2015	February 28, 2015	August 30, 2014
Architectural Glass	$83,941	137,432	$132,824
Architectural Services	348,814	287,473	256,582
Architectural Framing Systems	86,537	77,666	98,639
Large-Scale Optical	2,075	2,107	1,462
Intersegment eliminations	(9,477)	(13,886)	(9,340)
Total backlog	$511,890	$490,792	$480,167

In our Architectural Glass segment, additional capacity and improved productivity have driven shorter lead times for customers, resulting in lower backlog. Most of the backlog increase in the Architectural Services segment is related to projects that will have activity in fiscal 2017 and beyond. As a result, we expect approximately half of our August 29, 2015 total backlog to be recognized within fiscal 2016 and the remaining half to be recognized in fiscal 2017 and beyond.

Liquidity and Capital Resources

	Six Months Ended
(Cash effect, in thousands)	August 29, 2015	August 30, 2014
Operating Activities
Net cash provided by operating activities	$62,098	$16,620
Investing Activities
Capital expenditures	(19,366)	(13,267)
Net (purchases) sales of marketable securities	(53,234)	4,914
Financing Activities
Repurchase and retirement of common stock	—	(6,894)
Dividends paid	(6,431)	(5,976)

Operating activities. Cash provided by operating activities was $62.1 million for the first six months of fiscal 2016, increasing $45.4 million over the prior year due to our increased profitability and continued strong working capital management. Non-cash working capital (current assets, excluding cash and short-term available for sale securities, less current liabilities, excluding current portion of long-term debt) was $77.1 million at August 29, 2015. This compares to $97.5 million at February 28, 2015 and $103.5 million at August 30, 2014.

Investing Activities. In the first six months of fiscal 2016, net cash used in investing activities was $73.5 million, compared to $7.2 million in the same period last year, due to increased capital expenditures and increased investment in short-term marketable securities resulting from increased cash provided by operations.

We expect fiscal 2016 capital expenditures to be approximately $50 million, to continue to increase capacity, manufacturing productivity and product capabilities, as well as for maintenance.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity, and further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. We paid dividends totaling $6.4 million ($0.22 per share) for the six months ended August 29, 2015. We maintain a $125.0 million committed revolving credit facility as described in Note 9. No borrowings were outstanding under this facility as of August 29, 2015 or August 30, 2014.

During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 shares in October 2008. We did not purchase any shares under the program during the first six months of fiscal 2016. We repurchased 203,509 shares under the program during the first six months of fiscal 2015, for a total cost of $6.9 million. Subsequent to the end of the quarter, in September 2015, we purchased 150,000 shares under the program for a total cost of $7.3 million. We have purchased a total of 2,632,632 shares, at a total cost of $43.7 million, since the inception of this program. We have remaining authority to repurchase 617,368 shares under this program, which has no expiration date.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of August 29, 2015:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2016 Remaining	2017	2018	2019	2020	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$20,400	$20,400
Other debt obligations	38	37	37	37	932	—	1,081
Operating leases (undiscounted)	4,785	8,076	7,308	6,554	5,189	4,057	35,969
Purchase obligations	87,184	46,153	1,484	—	—	—	134,821
Total cash obligations	$92,007	$54,266	$8,829	$6,591	$6,121	$24,457	$192,271

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

We have purchase obligations for raw material commitments and capital expenditures. As of August 29, 2015, these obligations totaled $134.8 million.

We expect to make contributions of $1.0 million to our defined-benefit pension plans in fiscal 2016, which will equal or exceed our minimum funding requirements.

As of August 29, 2015, we had $5.2 million and $1.7 million of unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $0.6 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At August 29, 2015, we had ongoing letters of credit related to industrial revenue bonds and construction contracts that reduce availability of funds under our credit facility. The letters of credit by expiration period were as follows at August 29, 2015:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2016 Remaining	2017	2018	2019	2020	Thereafter	Total
Standby letters of credit	$—	$20,982	$—	$—	$—	$2,500	$23,482

In addition to the above letters of credit, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At August 29, 2015, $123.7 million of our backlog was bonded by performance bonds with a face value of $322.1 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

We have total cash and short-term available for sale securities of $92.3 million, and $101.5 million available under our committed credit facility at August 29, 2015. We believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments.

Outlook
The following statements are based on our current expectations for full-year fiscal 2016 results. These statements are forward-looking, and actual results may differ materially.

•	We expect percentage revenue growth over fiscal 2015 in the high single digits.

•	We estimate gross margin to be approximately 24 percent.

•	We expect our effective tax rate to be approximately 34 percent.

•	We anticipate earnings per share of $2.10 to $2.25.

•	We expect capital expenditures of approximately $50 million.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 29, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (c)
May 31, 2015 through June 27, 2015	574	$57.83	—	767,368
June 28, 2015 through July 25, 2015	5,934	52.94	—	767,368
July 26, 2015 through August 29, 2015	18,347	51.90	—	767,368
Total	24,855	$53.50	—	767,368

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

(c)
Subsequent to the end of the quarter, in September 2015, we purchased 150,000 shares under the program for a total cost of $7.3 million. Therefore, we have remaining authority to repurchase 617,368 shares under this program, which has no expiration date.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 29, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 29, 2015 and February 28, 2015, (ii) the Consolidated Results of Operations for the three and six months ended August 29, 2015 and August 30, 2014, (iii) the Consolidated Statements of Comprehensive Earnings for the three and six months ended August 29, 2015 and August 30, 2014, (iv) the Consolidated Statements of Cash Flows for the six months ended August 29, 2015 and August 30, 2014, (v) the Consolidated Statements of Shareholders' Equity for the six months ended August 29, 2015 and August 30, 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 7, 2015	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: October 7, 2015	By: /s/ James S. Porter
James S. Porter Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended August 29, 2015

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 29, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 29, 2015 and February 28, 2015, (ii) the Consolidated Results of Operations for the three and six months ended August 29, 2015 and August 30, 2014, (iii) the Consolidated Statements of Comprehensive Earnings for the three and six months ended August 29, 2015 and August 30, 2014, (iv) the Consolidated Statements of Cash Flows for the six months ended August 29, 2015 and August 30, 2014, (v) the Consolidated Statements of Shareholders' Equity for the six months ended August 29, 2015 and August 30, 2014, and (vi) Notes to Consolidated Financial Statements.