Form 10-Q
period 2015-11-28
APOGEE ENTERPRISES, INC.
filed 2016-01-07
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2015

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
As of January 6, 2016, 28,884,251 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except per share data)	November 28, 2015	February 28, 2015
Assets
Current assets
Cash and cash equivalents	$30,713	$52,185
Short-term available for sale securities	60,653	327
Receivables, net of allowance for doubtful accounts	163,502	171,623
Inventories	64,034	61,408
Refundable income taxes	—	5,115
Deferred tax assets	933	1,359
Other current assets	8,677	6,958
Total current assets	328,512	298,975
Property, plant and equipment, net	194,145	193,540
Available for sale securities	11,022	10,655
Goodwill	74,144	75,857
Intangible assets	20,398	23,280
Other non-current assets	12,307	9,750
Total assets	$640,528	$612,057
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$59,688	$56,516
Accrued payroll and related benefits	32,327	36,620
Accrued self-insurance reserves	5,463	8,058
Other current liabilities	27,952	25,557
Billings in excess of costs and earnings on uncompleted contracts	29,624	22,233
Current portion long-term debt	29	44
Accrued income taxes	3,996	—
Total current liabilities	159,079	149,028
Long-term debt	20,793	20,587
Unrecognized tax benefits	4,461	4,477
Long-term self-insurance reserves	7,785	6,185
Deferred tax liabilities	5,018	10,652
Other non-current liabilities	37,282	38,652
Commitments and contingent liabilities
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 29,108,251 and 29,049,531 respectively	9,703	9,683
Additional paid-in capital	146,700	138,575
Retained earnings	281,329	256,538
Common stock held in trust	(828)	(801)
Deferred compensation obligations	828	801
Accumulated other comprehensive loss	(31,622)	(22,320)
Total shareholders’ equity	406,110	382,476
Total liabilities and shareholders’ equity	$640,528	$612,057

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Net sales	$238,324	$244,410	$719,040	$687,238
Cost of sales	175,898	187,757	544,326	539,826
Gross profit	62,426	56,653	174,714	147,412
Selling, general and administrative expenses	34,568	36,028	106,209	103,474
Operating income	27,858	20,625	68,505	43,938
Interest income	258	243	762	706
Interest expense	159	357	477	774
Other (expense) income, net	(75)	(16)	(120)	1,461
Earnings before income taxes	27,882	20,495	68,670	45,331
Income tax expense	9,361	6,759	23,264	8,703
Net earnings	$18,521	$13,736	$45,406	$36,628

Earnings per share - basic	$0.64	$0.47	$1.56	$1.27
Earnings per share - diluted	$0.63	$0.47	$1.54	$1.25
Weighted average basic shares outstanding	29,181	28,725	29,137	28,759
Weighted average diluted shares outstanding	29,466	29,358	29,479	29,350

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Net earnings	$18,521	$13,736	$45,406	$36,628
Other comprehensive (loss) earnings:
Unrealized gain (loss) on marketable securities, net of $10, $16, $(24) and $70 of tax expense (benefit), respectively	18	30	(45)	129
Unrealized loss on foreign currency hedge, net of $-, $-, $- and $36 of tax benefit, respectively	—	—	—	(62)
Foreign currency translation adjustments	(4,106)	(4,583)	(9,257)	(2,016)
Other comprehensive loss	(4,088)	(4,553)	(9,302)	(1,949)
Total comprehensive earnings	$14,433	$9,183	$36,104	$34,679

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(In thousands)	November 28, 2015	November 29, 2014
Operating Activities
Net earnings	$45,406	$36,628
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,336	21,558
Share-based compensation	3,686	3,705
Deferred income taxes	(5,026)	(1,022)
Excess tax benefits from share-based compensation	(4,990)	(2,524)
Gain on disposal of assets	(67)	(835)
Other, net	562	(6)
Changes in operating assets and liabilities:
Receivables	6,552	(20,697)
Inventories	(3,419)	(7,315)
Accounts payable and accrued expenses	1,296	3,041
Billings in excess of costs and earnings on uncompleted contracts	7,391	2,907
Refundable and accrued income taxes	13,159	3,551
Other, net	(1,719)	(1,911)
Net cash provided by operating activities	86,167	37,080
Investing Activities
Capital expenditures	(26,757)	(18,659)
Sales of restricted investments	—	2,067
Purchases of securities	(64,551)	(6,016)
Sales/maturities of securities	3,765	6,821
Other, net	(3,875)	(535)
Net cash used in investing activities	(91,418)	(16,322)
Financing Activities
Borrowings on line of credit, net	350	1,904
Shares withheld for taxes, net of stock issued to employees	(3,267)	(3,615)
Excess tax benefits from share-based compensation	4,990	2,524
Repurchase and retirement of common stock	(7,257)	(6,894)
Dividends paid	(9,632)	(8,875)
Net cash used in financing activities	(14,816)	(14,956)
(Decrease) increase in cash and cash equivalents	(20,067)	5,802
Effect of exchange rates on cash	(1,405)	(200)
Cash and cash equivalents at beginning of year	52,185	28,465
Cash and cash equivalents at end of period	$30,713	$34,067
Noncash Activity
Capital expenditures in accounts payable	$371	$855

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Bal. at Feb 28, 2015	29,050	$9,683	$138,575	$256,538	$(801)	$801	$(22,320)
Net earnings	—	—	—	45,406	—	—	—
Unrealized loss on marketable securities, net of $24 tax benefit	—	—	—	—	—	—	(45)
Foreign currency translation adjustments	—	—	—	—	—	—	(9,257)
Issuance of stock, net of cancellations	101	34	124	—	(27)	27	—
Share-based compensation	—	—	3,686	—	—	—	—
Tax benefit associated with stock plans	—	—	4,037	—	—	—	—
Exercise of stock options	200	67	1,539	—	—	—	—
Share repurchases	(150)	(50)	(784)	(6,424)	—	—	—
Other share retirements	(93)	(31)	(477)	(4,559)	—	—	—
Cash dividends	—	—	—	(9,632)	—	—	—
Bal. at Nov 28, 2015	29,108	$9,703	$146,700	$281,329	$(828)	$828	$(31,622)

Bal. at Mar 1, 2014	28,958	$9,653	$130,570	$228,841	$(791)	$791	$(12,960)
Net earnings	—	—	—	36,628	—	—	—
Unrealized gain on marketable securities, net of $70 tax expense	—	—	—	—	—	—	129
Unrealized loss on foreign currency hedge, net of $36 tax benefit	—	—	—	—	—	—	(62)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,016)
Issuance of stock, net of cancellations	302	101	(39)	—	(13)	13	—
Share-based compensation	—	—	3,705	—	—	—	—
Tax benefit associated with stock plans	—	—	2,569	—	—	—	—
Exercise of stock options	76	25	751	—	—	—	—
Share repurchases	(203)	(68)	(965)	(5,861)	—	—	—
Other share retirements	(137)	(46)	(176)	(4,231)	—	—	—
Cash dividends	—	—	—	(8,875)	—	—	—
Bal. at Nov 29, 2014	28,996	$9,665	$136,415	$246,502	$(804)	$804	$(14,909)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 28, 2015. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. The results of operations for the nine-month period ended November 28, 2015 are not necessarily indicative of the results to be expected for the full year.

In connection with preparing the unaudited consolidated financial statements for the nine months ended November 28, 2015, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined there were no items to recognize or disclose.

2.	New Accounting Standards

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The new standard is effective for fiscal years beginning after December 15, 2016 and may be applied prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the effective date for implementation was extended to annual reporting periods beginning after December 15, 2017, our fiscal 2019. We are currently evaluating the impact that this standard will have on our financial statements.

We do not expect that any other recently issued accounting pronouncements will have a significant effect on our financial statements.

3.	Share-Based Compensation

Total share-based compensation expense included in the results of operations was $3.7 million in each of the nine-month periods ended November 28, 2015 and November 29, 2014, respectively.

Stock Options and SARs
There were no stock options or SARs issued in the first nine months of either fiscal 2016 or 2015. The following table summarizes the award transactions for the nine months ended November 28, 2015:

	Stock Options/SARs Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at February 28, 2015	624,095	$11.92
Awards exercised	(220,381)	12.10
Awards canceled	—	—
Outstanding and exercisable at November 28, 2015	403,714	$11.81	4.8 Years	$15,908,645

Cash proceeds from the exercise of stock options were $1.6 million and $0.8 million for the nine months ended November 28, 2015 and November 29, 2014, respectively. The aggregate intrinsic value of securities (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) exercised was $7.5 million during the nine months ended November 28, 2015 and $2.1 million during the prior-year period.

Nonvested Shares and Share Units
The following table summarizes the nonvested share award transactions, including nonvested share units, for the nine months ended November 28, 2015:

	Nonvested Shares and Units
	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 28, 2015	400,708	$23.49
Granted	109,024	53.94
Vested	(234,207)	21.26
Canceled	(4,357)	35.69
Nonvested at November 28, 2015	271,168	$37.46

At November 28, 2015, there was $7.2 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 22 months. The total fair value of shares vested during the nine months ended November 28, 2015 was $12.1 million.

4.	Earnings Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Basic earnings per share – weighted average common shares outstanding	29,181	28,725	29,137	28,759
Weighted average effect of nonvested share grants and assumed exercise of stock options	285	633	342	591
Diluted earnings per share – weighted average common shares and potential common shares outstanding	29,466	29,358	29,479	29,350
Earnings per share – basic	$0.64	$0.47	$1.56	$1.27
Earnings per share – diluted	0.63	0.47	1.54	1.25

There were no anti-dilutive stock options excluded from the calculation of earnings per share for any of the periods presented, as the average market price exceeded the exercise price of options outstanding.

5.	Inventories

(In thousands)	November 28, 2015	February 28, 2015
Raw materials	$20,748	$19,761
Work-in-process	13,279	14,385
Finished goods	24,663	23,076
Costs and earnings in excess of billings on uncompleted contracts	5,344	4,186
Total inventories	$64,034	$61,408

6.	Marketable Securities

Marketable securities available for sale at November 28, 2015 and February 28, 2015, were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
November 28, 2015
Mutual fund	$30,107	$—	$(56)	$30,051
Municipal bonds	11,111	123	(127)	11,107
Commercial paper	30,517	—	—	30,517
Total marketable securities	$71,735	$123	$(183)	$71,675

February 28, 2015
Municipal bonds	$10,973	$127	$(118)	$10,982
Total marketable securities	$10,973	$127	$(118)	$10,982

As of November 28, 2015, available for sale securities with a fair value of $1.2 million have been in a continuous unrealized loss position for more than 12 months, with unrealized losses of $0.1 million.

In the current year, the Company invested in commercial paper and a mutual fund holding short-term government securities as a means of deploying excess cash generated from operations while preserving liquidity.

The Company’s wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), holds our municipal bonds. Prism insures a portion of the Company’s workers compensation, general liability and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement.

The Company tests for other-than-temporary losses on a quarterly basis and considers the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount, and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The amortized cost and estimated fair values of municipal bonds and commercial paper at November 28, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$30,601	$30,602
Due after one year through five years	2,948	2,966
Due after five years through 10 years	6,829	6,922
Due after 10 years through 15 years	1,250	1,134
Total	$41,628	$41,624

Gross realized gains and losses were not significant during the first nine months of fiscal 2016 and were $0.1 million during the first nine months of fiscal 2015.

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

Financial assets measured at fair value on a recurring basis as of November 28, 2015 and February 28, 2015, are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
November 28, 2015
Cash equivalents
Money market funds	$18,393	$—	$18,393
Short-term securities
Mutual fund	$30,051	$—	$30,051
Commercial paper	—	30,517	30,517
Municipal bonds	—	85	85
Total short-term securities	$30,051	$30,602	$60,653
Long-term securities
Municipal bonds	$—	$11,022	$11,022
Total assets at fair value	$48,444	$41,624	$90,068

February 28, 2015
Cash equivalents
Money market funds	$34,386	$—	$34,386
Short-term securities
Municipal bonds	—	327	327
Long-term securities
Mutual funds	305	—	305
Municipal bonds	—	10,655	10,655
Total assets at fair value	$34,691	$10,982	$45,673

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

8.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill attributable to each business segment is below:

(In thousands)	Architectural Glass	Architectural Services	Architectural Framing Systems	Large-Scale Optical	Total
Balance at March 1, 2014	$26,628	$1,120	$39,716	$10,557	$78,021
Foreign currency translation	(273)	—	(1,891)	—	(2,164)
Balance at February 28, 2015	26,355	1,120	37,825	10,557	75,857
Foreign currency translation	(716)	—	(997)	—	(1,713)
Balance at November 28, 2015	$25,639	$1,120	$36,828	$10,557	$74,144

The following tables provide the gross carrying amount of other intangible assets and related accumulated amortization:

	November 28, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Definite-lived intangible assets:
Debt issue costs	$3,677	$(2,708)	$—	$969
Non-compete agreements	6,673	(6,399)	(15)	259
Customer relationships	24,174	(12,500)	(1,078)	10,596
Trademarks and other intangibles	8,213	(3,168)	(431)	4,614
Total definite-lived intangible assets	$42,737	$(24,775)	$(1,524)	$16,438
Indefinite-lived intangible assets:
Trademarks	4,239	—	(279)	3,960
Total intangible assets	$46,976	$(24,775)	$(1,803)	$20,398

	February 28, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Definite-lived intangible assets:
Debt issue costs	$3,668	$(2,560)	$—	$1,108
Non-compete agreements	6,690	(6,364)	(10)	316
Customer relationships	25,677	(11,932)	(1,315)	12,430
Trademarks and other intangibles	8,275	(2,920)	(168)	5,187
Total definite-lived intangible assets	$44,310	$(23,776)	$(1,493)	$19,041
Indefinite-lived intangible assets:
Trademarks	4,768	—	(529)	4,239
Total intangible assets	$49,078	$(23,776)	$(2,022)	$23,280

Amortization expense on the definite-lived intangible assets was $1.1 million and $1.6 million for the nine-month periods ended November 28, 2015 and November 29, 2014, respectively. The amortization expense associated with the debt issue costs is included in interest expense, while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At November 28, 2015, the estimated future amortization expense for definite-lived intangible assets is as follows:

(In thousands)	Remainder of Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020
Estimated amortization expense	$383	$1,538	$1,523	$1,505	$1,152

9.	Debt

Debt at November 28, 2015 consists of $20.4 million of industrial revenue bonds, $0.3 million on a Canadian revolving demand facility and $0.1 million of other debt. The industrial revenue bonds mature in fiscal years 2021 through 2043 and the other debt matures in fiscal years 2016 through 2021. The fair value of the industrial revenue bonds and revolving credit facility borrowings approximates carrying value at November 28, 2015, due to the variable interest rates on these instruments. The bonds are classified as Level 2 within the fair value hierarchy described in Note 7.

We maintain a $4.0 million (CAD) revolving demand facility available to our Canadian operation. Borrowings under this facility are made available at the sole discretion of the lender and are payable on demand, with interest at rates specified in the demand facility. The Company classifies any outstanding balances under this demand facility as long-term debt, as outstanding amounts can be refinanced through our committed revolving credit facility described below. As of November 28, 2015, $0.3 million was outstanding under the demand facility. No borrowings were outstanding under the demand facility as of February 28, 2015.

We also maintain a $125.0 million committed revolving credit facility that expires in December 2019. No borrowings were outstanding under this facility as of November 28, 2015 or February 28, 2015.

This committed revolving credit facility requires the Company to maintain a debt-to-EBITDA ratio of not more than 3.00. This ratio is computed quarterly, with EBITDA computed on a rolling four-quarter basis. The Company’s ratio was 0.17 at November 28, 2015. The credit facility also requires the Company to maintain a defined minimum level of net worth, based on certain quarterly financial calculations. The minimum required net worth computed in accordance with the credit facility at November 28, 2015 was $347.6 million, whereas the Company’s net worth as defined in the credit facility was $406.1 million. If the Company is not in compliance with either of these covenants, the lenders may terminate the commitment and/or declare any loan then outstanding to be immediately due and payable. At November 28, 2015, the Company was in compliance with the financial covenants of the committed revolving credit facility.

Interest payments were $0.4 million and $0.6 million for the nine months ended November 28, 2015 and November 29, 2014, respectively, and primarily relate to fees associated with our revolving credit facility.

10.	Employee Benefit Plans

The Company sponsors an unfunded Officers’ Supplemental Executive Retirement Plan for the benefit of certain current and former executives and a defined-benefit pension plan (the Tubelite, Inc. Hourly Employees’ Pension Plan). Components of net periodic benefit cost are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Interest cost	$142	$138	$426	$414
Expected return on assets	(34)	(43)	(102)	(129)
Amortization of unrecognized net loss	62	44	186	132
Net periodic benefit cost	$170	$139	$510	$417

11.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2013, or U.S. state and local income tax examinations for years prior to fiscal 2009. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2012, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The total liability for unrecognized tax benefits at both November 28, 2015 and February 28, 2015 was approximately $5.0 million. The Company records the impact of penalties and interest related to unrecognized tax benefits in income tax expense, which is consistent with past practices. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.4 million during the next 12 months due to lapsing of statutes.

12.	Commitments and Contingent Liabilities

Operating lease commitments
As of November 28, 2015, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

(In thousands)	Remainder of Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Total minimum payments	$2,214	$8,030	$7,308	$6,554	$5,197	$4,162	$33,465

Bond commitments
In the ordinary course of business, predominantly in the Company’s Architectural Services business, the Company is required to provide surety or performance bonds that commit payments to its customers for any non-performance by the Company. At November 28, 2015, $112.8 million of the Company’s backlog was bonded by performance bonds with a face value of $289.6 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to make any payments related to these performance bonds with respect to any of its current portfolio of businesses.

Warranties
The Company accrues for warranty and claim costs as a percentage of sales based on historical trends and for specific sales credits as they become known and estimable. Actual warranty and claim costs are deducted from the accrual when paid. Factors that could have an impact on the warranty accrual in any given period include the following: changes in manufacturing quality, shifts in product mix and any significant changes in sales volume. The Company’s accrual activity is provided below.

	Nine Months Ended
(In thousands)	November 28, 2015	November 29, 2014
Balance at beginning of period	$11,275	$11,978
Additional accruals	5,789	3,704
Claims paid	(2,460)	(5,210)
Balance at end of period	$14,604	$10,472

Letters of credit
At November 28, 2015, the Company had ongoing letters of credit related to its construction contracts and certain industrial revenue bonds. The total value of letters of credit under which the Company was obligated as of November 28, 2015 was approximately $23.5 million, all of which have been issued under the Company's committed revolving credit facility. The Company’s total availability under its $125.0 million committed revolving credit facility is reduced by borrowings and letters of credit issued under this facility.

Purchase obligations
The Company has purchase obligations for raw materials and capital expenditures. As of November 28, 2015, these obligations totaled $216.1 million.

Litigation
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

•
The Architectural Framing Systems segment consists of four companies that design, engineer, fabricate and finish the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial, institutional and high-end multi-family residential buildings. The Company has aggregated four operating segments into the Architectural Framing Systems reporting segment based upon their similar products, customers, distribution methods, production processes and economic characteristics.

•	The LSO segment manufactures value-added glass and acrylic products for the custom picture framing and fine art markets.

	Three Months Ended		Nine Months Ended
(In thousands)	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Net sales from operations
Architectural Glass	$85,461	$90,268	$279,069	$254,138
Architectural Services	61,244	56,178	169,093	167,146
Architectural Framing Systems	76,419	80,411	228,990	221,369
Large-Scale Optical	24,211	25,546	66,874	64,969
Intersegment eliminations	(9,011)	(7,993)	(24,986)	(20,384)
Net sales	$238,324	$244,410	$719,040	$687,238
Operating income (loss) from operations
Architectural Glass	$8,383	$5,836	$23,405	$11,935
Architectural Services	3,702	323	6,063	2,279
Architectural Framing Systems	9,244	7,596	24,197	16,974
Large-Scale Optical	7,621	7,879	18,132	15,990
Corporate and other	(1,092)	(1,009)	(3,292)	(3,240)
Operating income	$27,858	$20,625	$68,505	$43,938

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

•
Our Architectural Framing Systems segment consists of four companies that design, engineer, fabricate and finish the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial, institutional and high-end multi-family residential buildings. This segment includes Wausau Window and Wall Systems, a manufacturer of standard and custom aluminum window systems and curtainwall for the North American commercial construction and historical renovation markets; Tubelite, a fabricator of aluminum storefront, entrance and curtainwall products for the U.S. commercial construction industry; Alumicor, a fabricator of aluminum storefront, entrance, curtainwall and window products for the Canadian commercial construction industry; and Linetec, a paint and anodize finisher of architectural aluminum and PVC shutters for U.S. markets.

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

Highlights of Third Quarter and First Nine Months of Fiscal 2016 Compared to Third Quarter and First Nine Months of Fiscal 2015

Net sales
Consolidated net sales decreased $6.1 million, or 2.5 percent, for the quarter ended November 28, 2015 compared to the prior year period and increased $31.8 million, or 4.6 percent, for the nine month period ended November 28, 2015 compared to the same period last year. In constant currency, net sales declined 0.3 percent for the quarter and increased 6.7 percent for the nine months ended November 28, 2015 compared to the same periods in the prior year. Sales in the quarter were negatively impacted by weak Canadian and Brazilian markets as well as timing of project activities in the Architectural Glass and Framing segments that shifts some revenues into fiscal 2017. For the year-to-date period, growth in our U.S. businesses was somewhat offset by these weak international markets.

Constant currency revenue growth excludes the impact of fluctuations in foreign currency on our international operations. Constant currency percentages are calculated by converting prior-period local currency results using the current period exchange rate and comparing the adjusted amount to current period reported results. We believe constant currency data enhances communication as it provides more transparency into our revenue performance by excluding the effect that foreign currency exchange rate fluctuations have on each period's results. We also refer to constant currency measures elsewhere in this report. This non-GAAP measure should be viewed in addition to, and not as an alternative to, the reported results prepared in accordance with GAAP.

The relationship between various components of operations, stated as a percent of net sales, is illustrated below for the three- and nine-month periods of the current and prior fiscal years:

	Three Months Ended		Nine Months Ended
(Percent of net sales)	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.8	76.8	75.7	78.6
Gross profit	26.2	23.2	24.3	21.4
Selling, general and administrative expenses	14.5	14.7	14.8	15.1
Operating income	11.7	8.5	9.5	6.3
Interest income	0.1	0.1	0.1	0.1
Interest expense	0.1	0.1	0.1	0.1
Other (expense) income, net	—	—	—	0.2
Earnings before income taxes	11.7	8.5	9.5	6.5
Income tax expense	3.9	2.8	3.2	1.3
Net earnings	7.8%	5.7%	6.3%	5.2%
Effective tax rate	33.6%	33.0%	33.9%	19.2%

Gross profit
Gross profit as a percent of sales increased to 26.2 percent for the quarter ended November 28, 2015 from 23.2 percent in the prior-year period, and increased to 24.3 percent for the nine-month period from 21.4 percent for the same period in the prior year. Gross profit improvements were driven by improved pricing and product mix, improved productivity and cost management, lower aluminum costs and reduced health care costs in both the three- and nine- month periods ended November 28, 2015, as compared to the prior year comparable periods.
Selling, general and administrative (SG&A) expense
SG&A expense for the quarter ended November 28, 2015 decreased $1.5 million to $34.6 million, or 14.5 percent of net sales, as compared to 14.7 percent in the prior year. For the nine-month period ended November 28, 2015, SG&A expense increased $2.7 million but declined to 14.8 percent of net sales compared to 15.1 percent in the same period in the prior year. For the quarter, SG&A expense declined due to foreign currency impacts and reduced bad debt expense. In the year-to-date period, SG&A expense increased due to increases in performance-based incentive compensation, sales commissions and information technology investments compared to the prior year.
Other income, net
Other income was insignificant in the current quarter and year-to-date period, compared to income of $1.5 million for the prior year-to-date period from the receipt of the final distribution related to a European business that was discontinued over 15 years ago.
Income tax expense
Our effective tax rate in the quarter ended November 28, 2015 was 33.6 percent, compared to 33.0 percent in the prior-year period, and our effective tax rate for the nine-month period ended November 28, 2015 was 33.9 percent compared to 19.2 percent in the same period last year. In the second quarter of fiscal 2015, we received approximately $6.4 million of tax benefit from an energy-efficiency investment credit under Section 48C of the Internal Revenue Code. Excluding the impact of this credit, our effective tax rate would have been 33.3 percent for the nine month period ended November 29, 2014. Our rate has increased from the prior year periods due to changes in state income tax laws combined with a shift in our earnings mix to the U.S. with a higher tax rate than foreign jurisdictions.

Segment Analysis

Architectural Glass

	Three Months Ended			Nine Months Ended
(In thousands)	November 28, 2015	November 29, 2014	% Change	November 28, 2015	November 29, 2014	% Change
Net sales	$85,461	$90,268	(5.3)%	$279,069	$254,138	9.8%
Operating income	8,383	5,836	43.6%	23,405	11,935	96.1%
Operating margin	9.8%	6.5%		8.4%	4.7%
Net sales in our Architectural Glass segment were $85.5 million and $279.1 million for the three- and nine-month periods ended November 28, 2015, respectively, reflecting a decrease of $4.8 million, or 5.3 percent, and an increase of $24.9 million, or 9.8 percent, respectively, over the same periods last year. In constant currency, net sales declined 2.2 percent for the quarter but increased 13.1 percent for the year-to-date period, as compared to the same periods in the prior year. The decline in net sales in the quarter was driven by volume reductions in our glass fabrication operation in Brazil, due to the ongoing challenging local economic conditions, as well as lower global export volume from the U.S. For the year-to-date period, improved U.S. construction markets have driven increases in pricing, mix and volume, partially offset by volume declines in our Brazilian operations as well as lower export volumes from the U.S.
Operating income improved significantly over the prior year by $2.5 million and $11.9 million for the three- and nine-month periods ended November 28, 2015, respectively, with operating margin improvements of 3.3 and 3.7 percentage points, respectively, in the same periods. The improvement in profitability in both periods over the prior year periods was driven by improved U.S. construction markets, leading to improved pricing, mix and productivity in the U.S., partially offset by the ongoing challenging Brazilian economic conditions.

Architectural Services

	Three Months Ended			Nine Months Ended
(In thousands)	November 28, 2015	November 29, 2014	% Change	November 28, 2015	November 29, 2014	% Change
Net sales	$61,244	$56,178	9.0%	$169,093	$167,146	1.2%
Operating income	3,702	323	1,046.1%	6,063	2,279	166.0%
Operating margin	6.0%	0.6%		3.6%	1.4%
Architectural Services segment net sales were $61.2 million and $169.1 million for the three- and nine-month periods ended November 28, 2015, respectively, reflecting increases of $5.1 million, or 9.0 percent, and $1.9 million, or 1.2 percent, respectively, over the same periods last year. Customer project timing drove the increased net sales in the current quarter.
Operating margin improved to 6.0 percent for the three months ended November 28, 2015, compared to 0.6 percent in the third quarter last year, and to 3.6 percent for the nine months ended November 28, 2015, compared to 1.4 percent in the same period last year. Improved margins for the current quarter were due to solid operating performance compared to last year when operating results were negatively impacted by writedowns on a few projects. For the current quarter and year-to-date period, margin improvement reflects our continued focus on improving project selection and operating performance.

Architectural Framing Systems

	Three Months Ended			Nine Months Ended
(In thousands)	November 28, 2015	November 29, 2014	% Change	November 28, 2015	November 29, 2014	% Change
Net sales	$76,419	$80,411	(5.0)%	$228,990	$221,369	3.4%
Operating income	9,244	7,596	21.7%	24,197	16,974	42.6%
Operating margin	12.1%	9.4%		10.6%	7.7%
Net sales in our Architectural Framing Systems segment were $76.4 million and $229.0 million for the three- and nine-month periods ended November 28, 2015, respectively, reflecting a decline of $4.0 million, or 5.0 percent, in the quarter, but an increase of $7.6 million, or 3.4 percent, for the nine-month period compared to the same periods last year. In constant currency, net sales declined 1.4 percent for the quarters but increased 6.4 percent for the nine months ended November 28, 2015. The decline in sales in the current quarter was a result of weakness in the Canadian construction market impacting volume in our Canadian storefront business. For the year-to-date period, net sales improvement was driven by volume growth and improved pricing in our U.S. businesses, partially offset by volume weakness in our Canadian business.
Operating income grew to $9.2 million in the quarter ended November 28, 2015, with an operating margin of 12.1 percent, and to $24.2 million for the nine-month period, with an operating margin of 10.6 percent. The improvement in operating results for the three- and nine-month periods was due to improved pricing, productivity and lower aluminum costs in our U.S. businesses, partially offset by volume weakness in our Canadian business.

Large-Scale Optical (LSO)

	Three Months Ended			Nine Months Ended
(In thousands)	November 28, 2015	November 29, 2014	% Change	November 28, 2015	November 29, 2014	% Change
Net sales	$24,211	$25,546	(5.2)%	$66,874	$64,969	2.9%
Operating income	7,621	7,879	(3.3)%	18,132	15,990	13.4%
Operating margin	31.5%	30.8%		27.1%	24.6%
Net sales in our LSO segment of $24.2 million and $66.9 million for the three- and nine-month periods ended November 28, 2015, respectively, declined $1.3 million, or 5.2 percent, and improved $1.9 million, or 2.9 percent, respectively, over the same periods last year. Timing of customer orders negatively impacted sales in the third quarter. However, with year-to-date customer timing caught-up, strong sales of value-added picture framing products have resulted in year-to-date sales improvement.
Operating income was $7.6 million and $18.1 million for the three- and nine-month periods ended November 28, 2015, respectively, resulting in operating margins of 31.5 percent and 27.1 percent, respectively, for the same periods in the current year. For the quarter, strong operational performance and cost management resulted in margin improvement while, for the year-to-date period, improved product mix and productivity drove improvement over the prior year.

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

We include a project within our backlog at the time a signed contract or a firm purchase order is received, generally as a result of a competitive bidding process. Backlog by reporting segment at November 28, 2015, February 28, 2015 and November 29, 2014 was as follows:

(In thousands)	November 28, 2015	February 28, 2015	November 29, 2014
Architectural Glass	$85,744	137,432	$151,221
Architectural Services	358,796	287,473	268,696
Architectural Framing Systems	111,876	77,666	88,070
Large-Scale Optical	2,739	2,107	2,100
Intersegment eliminations	(14,504)	(13,886)	(16,173)
Total backlog	$544,651	$490,792	$493,914

In our Architectural Glass segment, additional capacity and improved productivity have driven shorter lead times for customers, resulting in lower backlog.

We expect approximately $167 million, or 30 percent, of our November 28, 2015 total backlog to be recognized within fiscal 2016 and the remaining $378 million, or 70 percent, to be recognized in fiscal 2017 and beyond.

Liquidity and Capital Resources

	Nine Months Ended
(Cash effect, in thousands)	November 28, 2015	November 29, 2014
Operating activities
Net cash provided by operating activities	$86,167	$37,080
Investing activities
Capital expenditures	(26,757)	(18,659)
Net (purchases) sales of marketable securities	(60,786)	2,872
Financing activities
Repurchase and retirement of common stock	(7,257)	(6,894)
Dividends paid	(9,632)	(8,875)

Operating activities. Cash provided by operating activities was $86.2 million for the first nine months of fiscal 2016, increasing $49.1 million over the prior year due to our increased profitability and continued strong working capital management. Non-cash working capital (current assets, excluding cash and short-term available for sale securities, less current liabilities, excluding current portion of long-term debt) was $78.1 million at November 28, 2015. This compares to $97.5 million at February 28, 2015 and $103.5 million at November 29, 2014.

Investing activities. In the first nine months of fiscal 2016, net cash used in investing activities was $91.4 million, compared to $16.3 million in the same period last year, due to increased capital expenditures and increased investment in short-term marketable securities resulting from increased cash provided by operations.

We expect fiscal 2016 capital expenditures to be $40-45 million which will be used to increase product capabilities and capacity, achieve manufacturing productivity and for maintenance.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity and further invest in, fully divest and/or sell parts of our current businesses.

Financing activities. We paid dividends totaling $9.6 million ($0.33 per share) for the nine months ended November 28, 2015. We maintain a $125.0 million committed revolving credit facility as described in Note 9. No borrowings were outstanding under this committed revolving credit facility as of November 28, 2015 or November 29, 2014.

During fiscal 2004, our Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. Our Board of Directors increased this authorization by 750,000 shares in January 2008 and by 1,000,000 shares in October 2008. We repurchased 150,000 shares under the program for a total cost of $7.3 million during the current quarter and nine-month period. We repurchased 203,509 shares under the program during the first nine months of our prior year, for a total cost of $6.9 million. Subsequent to the end of the quarter, in December 2015, we purchased 225,000 shares under the program for a total cost of $9.9 million. Including the shares purchased subsequent to the end of the quarter, we have purchased a total of 2,857,632 shares, at a total cost of $53.6 million, since the inception of the share repurchase program. We have remaining authority to repurchase 392,368 shares under the program, which has no expiration date.

Other financing activities. The following summarizes our significant contractual obligations that impact our liquidity as of November 28, 2015:

	Future Cash Payments Due by Fiscal Period
(In thousands)	2016 Remaining	2017	2018	2019	2020	Thereafter	Total
Continuing operations
Industrial revenue bonds	$—	$—	$—	$—	$—	$20,400	$20,400
Other debt obligations	—	—	—	—	290	—	290
Operating leases (undiscounted)	2,214	8,030	7,308	6,554	5,197	4,162	33,465
Purchase obligations	60,605	149,533	5,971	—	—	—	216,109
Total cash obligations	$62,819	$157,563	$13,279	$6,554	$5,487	$24,562	$270,264

From time to time, we acquire the use of certain assets, such as warehouses, automobiles, forklifts, vehicles, office equipment, hardware, software and some manufacturing equipment, through operating leases. Many of these operating leases have termination penalties. However, because the assets are used in the conduct of our business operations, it is unlikely that any significant portion of these operating leases would be terminated prior to the normal expiration of their lease terms. Therefore, we consider the risk related to termination penalties to be minimal.

We have purchase obligations for raw material commitments and capital expenditures. As of November 28, 2015, these obligations totaled $216.1 million.

We expect to make contributions of $1.0 million to our defined-benefit pension plans in fiscal 2016, which will equal or exceed our minimum funding requirements.

As of November 28, 2015, we had $5.0 million of unrecognized tax benefits and $1.6 million of environmental liabilities. We expect approximately $0.4 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At November 28, 2015, we had ongoing letters of credit related to industrial revenue bonds and construction contracts that reduce availability of funds under our credit facility. The letters of credit by expiration period were as follows at November 28, 2015:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2016 Remaining	2017	2018	2019	2020	Thereafter	Total
Standby letters of credit	$—	$20,982	$—	$—	$—	$2,500	$23,482

In addition to the above letters of credit, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At November 28, 2015, $112.8 million of our backlog was bonded by performance bonds with a face value of $289.6 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

We have total cash and short-term available for sale securities of $91.4 million, and $101.5 million available under our committed revolving credit facility at November 28, 2015. We believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments.

Outlook
The following statements are based on our current expectations for full-year fiscal 2016 results. These statements are forward-looking, and actual results may differ materially.

•	We expect percentage revenue growth over fiscal 2015 in the mid single digits.

•	We anticipate earnings per share of $2.15 to $2.25.

•	We expect capital expenditures of $40-45 million.

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

b)
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended November 28, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (c)
August 30, 2015 through September 26, 2015	—	$48.24	150,000	617,368
September 27, 2015 through October 24, 2015	6,055	49.42	—	617,368
October 25, 2015 through November 28, 2015	1,238	51.01	—	617,368
Total	7,293	$49.29	150,000	617,368

(a)
The shares in this column represent shares that were surrendered to us by plan participants to satisfy stock-for-stock option exercises or withholding tax obligations related to share-based compensation.

(b)
In April 2003, our Board of Directors authorized the repurchase of 1,500,000 shares of Company stock, which was announced on April 10, 2003. In January 2008, our Board of Directors increased the authorization by 750,000 shares, which was announced on January 24, 2008. In October 2008, our Board of Directors increased the authorization by 1,000,000 shares, which was announced on October 8, 2008. Our repurchase program does not have an expiration date.

(c)
Subsequent to the end of the quarter, in December 2015, we purchased 225,000 shares under the program for a total cost of $9.9 million. Therefore, we have remaining authority to purchase 392,368 shares under this program.

Item 6.	Exhibits

10.1	Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed October 9, 2015.

10.2	First Amendment of Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.5 to Registrant's Registration Statement on Form S-8 filed October 9, 2015.

10.3	Apogee Enterprises, Inc. 401(k) Retirement Plan, effective January 1, 2015. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed October 9, 2015.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of November 28, 2015 and February 28, 2015, (ii) the Consolidated Results of Operations for the three and nine months ended November 28, 2015 and November 29, 2014, (iii) the Consolidated Statements of Comprehensive Earnings for the three and nine months ended November 28, 2015 and November 29, 2014, (iv) the Consolidated Statements of Cash Flows for the nine months ended November 28, 2015 and November 29, 2014, (v) the Consolidated Statements of Shareholders' Equity for the nine months ended November 28, 2015 and November 29, 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 6, 2016	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: January 6, 2016	By: /s/ James S. Porter
James S. Porter Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended November 28, 2015

10.1	Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed October 9, 2015.

10.2	First Amendment of Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.5 to Registrant's Registration Statement on Form S-8 filed October 9, 2015.

10.3	Apogee Enterprises, Inc. 401(k) Retirement Plan, effective January 1, 2015. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed October 9, 2015.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of November 28, 2015 and February 28, 2015, (ii) the Consolidated Results of Operations for the three and nine months ended November 28, 2015 and November 29, 2014, (iii) the Consolidated Statements of Comprehensive Earnings for the three and nine months ended November 28, 2015 and November 29, 2014, (iv) the Consolidated Statements of Cash Flows for the nine months ended November 28, 2015 and November 29, 2014, (v) the Consolidated Statements of Shareholders' Equity for the nine months ended November 28, 2015 and November 29, 2014, and (vi) Notes to Consolidated Financial Statements.