Form 10-K
period 2016-02-27
APOGEE ENTERPRISES, INC.
filed 2016-04-25
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-K
 _________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 27, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 29, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1,486,000,000 (based on the closing price of $50.82 per share as reported on the NASDAQ Stock Market LLC as of that date).
As of April 25, 2016, 28,686,035 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant's 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

APOGEE ENTERPRISES, INC.
Annual Report on Form 10-K
For the fiscal year ended February 27, 2016

PART I
ITEM 1. BUSINESS

The Company
Apogee Enterprises, Inc. (Apogee, the Company or we) was incorporated under the laws of the State of Minnesota in 1949. We are a world leader in certain technologies involving the design and development of value-added glass solutions for enclosing commercial buildings and framing art.

Our Company has four reporting segments:

•
The Architectural Glass segment fabricates coated, high-performance glass used in customized window and wall systems comprising the outside skin of commercial, institutional and high-end multi-family residential buildings. For fiscal 2016, our Architectural Glass segment accounted for approximately 35 percent of our net sales.

•
The Architectural Services segment designs, engineers, fabricates and installs the walls of glass, windows and other curtainwall products making up the outside skin of commercial and institutional buildings. For fiscal 2016, our Architectural Services segment accounted for approximately 25 percent of our net sales.

•
The Architectural Framing Systems segment designs, engineers, fabricates and finishes the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial, institutional and high-end multi-family residential buildings. For fiscal 2016, our Architectural Framing Systems segment accounted for approximately 31 percent of our net sales.

•
The Large-Scale Optical Technologies (LSO) segment manufactures value-added glass and acrylic products for the custom picture framing and fine art markets. For fiscal 2016, this segment accounted for approximately 9 percent of our net sales.

In fiscal 2014, we acquired all of the shares of Alumicor Limited (Alumicor), a storefront, entrance and window systems company in Canada, for $52.9 million. Alumicor's results of operations are included in our Architectural Framing Systems segment.

Strategy
Our overall strategy in the Architectural Glass and Architectural Framing Systems segments is to deliver growth faster than our defined commercial construction markets. We accomplish this through geographic and market segment expansion and new product offerings, while differentiating ourselves through superior service and lead times, remaining focused on distinctive solutions for enclosing commercial buildings. In recent years, we have increased our focus on the window and curtainwall retrofit and renovation of existing commercial buildings. We have seen increased interest from the non-residential and high-end multi-family building sectors in upgrading the façades and improving the energy efficiency of their buildings. We consider this to be a significant opportunity for Apogee in the coming years.

In the Architectural Services segment, our emphasis is on improving margins through focused project selection, while continuing to deliver organic growth in line with our available project management capacity.

Within our LSO segment, our strategy is to grow by continuing to convert the custom picture framing and fine art markets from clear uncoated glass and acrylic products to value-added products that protect art from UV damage and minimize reflection, both within the United States (U.S.) and internationally. Additionally, we have begun identifying new display markets that desire the value-added properties our glass and acrylic products provide.

Each of our segments has the ability to grow organically through geographic expansion and product line extension, and we also regularly evaluate business development opportunities in complementary sectors. These strategies can also be executed by acquisition or strategic alliances.

Finally, we are constantly working to improve the efficiency and productivity of our manufacturing and installation operations by implementing lean manufacturing disciplines and automation throughout our business. We expect this initiative to continue to deliver gross margin expansion into the foreseeable future.

Products and Services
Architectural Glass, Architectural Services and Architectural Framing Systems segments
All of these segments participate in various phases of the value chain to design, engineer, fabricate and install customized aluminum and glass window, curtainwall, and storefront and entrance systems for buildings in the commercial, institutional and high-end multi-family residential construction sectors.

In our Architectural Glass segment, we add ultra-thin, high-performance coatings to uncoated glass to create a variety of aesthetic characteristics, unique designs and energy efficiency, including varying levels of solar energy management, aligned with the industry trend of increasingly energy-efficient buildings. We also laminate layers of glass and vinyl to protect against hurricanes and other severe impacts, and temper, or heat strengthen, glass to provide additional strength. Our high-performance glass is custom made-to-order and is typically fabricated into insulating and/or laminated glass units to allow for installation into window, curtainwall, storefront or entrance systems.

By integrating technical capabilities, project management skills and field installation services, we provide design, engineering, fabrication and installation expertise for the building envelope within our Architectural Services segment. The services we provide allow our customers to meet the timing and cost requirements of their jobs by providing efficiently designed and high-quality window and curtainwall systems and effectively managing the installation of the façade on their building projects.

Within our Architectural Framing segment, we design and fabricate window, curtainwall, storefront and entrance systems using our customized aluminum and glass, or glass supplied by others. We also provide finishing services for the metal and plastic components used to frame windows, curtainwall and other products.

Our product offerings allow architects to create distinctive looks for office towers, hotels, education facilities and dormitories, health care facilities, government buildings, retail centers and multi-family residential buildings, while meeting functional requirements such as energy efficiency, hurricane, blast and other impact resistance and/or sound control.

LSO segment
The LSO segment provides coated glass and acrylic primarily for use in custom picture framing and fine art markets. Products vary based on size and coatings applied to provide conservation-grade UV protection, anti-reflective and anti-static properties and/or security features.

Product Demand and Distribution Channels
Architectural Glass, Architectural Services and Architectural Framing Systems Segments
Demand for the products and services offered by our Architectural segments is affected by changes in the North American commercial construction industries, as well as by changes in general economic conditions. As the Architectural Glass segment also has an operation in Brazil, it is also impacted by the commercial construction industry and general economic conditions in that region.

We look at several external indicators to analyze demand for our products and services, such as U.S. job growth, office space vacancy rates, construction starts, credit and interest rates available for commercial construction projects, architectural billing statistics and material costs. We also utilize data on U.S. non-residential construction market activity from Dodge Data & Analytics, a leading independent provider of construction industry analysis, forecasts and trends. We reference this information as independent data points specific to the building types that we typically serve, adjusted to align with our fiscal year and the lag that is required to account for when our products and services typically are initiated in a construction project, which is approximately eight months after project start.

We also rely on our own internal indicators to analyze demand. This includes our sales pipeline, made up of contracts in review, projects awarded or committed, and bidding and quoting activity. Our sales pipeline, together with ongoing feedback, analysis and data from our customers, architects and building owners, provide visibility into near- and medium-term future demand.

Our architectural products and services are used in a subset of the construction industry that is differentiated by building type, level of customization required, customers, geographic location and project size.

Building type - The construction industry is typically segmented into residential construction and non-residential construction, which includes commercial, industrial and institutional construction. Our products and services are primarily used in commercial buildings (office towers, hotels and retail centers) and institutional buildings (education facilities and dormitories, health care facilities and government buildings), as well as in high-end multi-family residential buildings (a subset of residential construction).

Level of customization - The large majority of our projects involve a high degree of customization, as the product or service is based on customer-specified requirements for aesthetics, performance and size, and is designed to satisfy local building codes.

Customers and distribution channels - Our customers are mainly general contractors and glazing subcontractors, with project design being influenced by architects and building owners. Our high-performance architectural glass is primarily sold using a direct sales force and independent sales representatives. Installation services are marketed by a direct sales force, primarily in the metropolitan areas in the U.S. where we have a physical presence. We also have the ability to provide remote project management throughout the U.S. We market our custom and standard windows, curtainwall, storefront and entrance systems using a combination of direct sales forces, independent sales representatives and distributors.

Geographic location - We primarily supply architectural glass products to customers in the U.S., with some international sales of our high-performance architectural glass. We estimate the U.S. demand for architectural glass fabrication in non-residential buildings is in excess of $1 billion annually. In installation services, we are one of only a few architectural glass installation companies in the U.S. to have a national presence, and we estimate the U.S. demand to be in the range of $8 to $15 billion over a non-residential construction cycle of eight to ten years. Our aluminum framing systems, including windows, curtainwall, storefront and entrances, are marketed in the U.S. and Canada, and we estimate demand to be in excess of $3 billion annually.

Project size - Our Architectural Glass segment primarily serves mid-size to monumental high-profile projects. Architectural Services primarily serves mid-size projects and Architectural Framing Systems primarily targets small and mid-size projects.

LSO Segment
In our LSO segment, we have the largest domestically manufactured brand of value-added glass and acrylic for custom picture framing. Under the Tru Vue brand, products are sold primarily in North America through national and regional retail chains using a direct sales force, as well as through local picture framing shops using an independent distribution network. We also supply products to museums and public and private galleries and collections worldwide through independent distributors. In addition to the U.S., the LSO segment sells its glass and acrylic products in Europe and other international geographies using independent distributors.

Competitive Conditions
Architectural Glass, Architectural Services and Architectural Framing Systems segments
The North American commercial construction market is highly fragmented. Competitive factors include price, product quality, product attributes and performance, reliable service, on-time delivery, lead-time, warranty and the ability to provide technical engineering and design services. To protect and enhance our competitive position, we maintain strong relationships with architects, who influence the selection of products and services on a project, and with general contractors, who initiate projects and develop specifications.

In our Architectural Glass segment, we experience competition from regional glass fabricators who can provide certain products with attributes similar to our products. Within the market sector for large, complex projects, we encounter competition from international companies, which have products equivalent to and larger size capabilities than our own. This international competition has been exacerbated recently by the relative strength of the U.S. dollar.

When providing installation services, our Architectural Services segment primarily competes against regional and local glass installation companies, and periodically against other larger national companies. The commercial window and storefront manufacturing industry is highly fragmented, and our Architectural Framing Systems segment competes against several national, regional and local aluminum window and storefront manufacturers, as well as regional paint and anodizing companies.

LSO Segment
Product attributes, price, quality, marketing and service are the primary competitive factors in the LSO segment. Our competitive strengths include our excellent relationships with customers, innovative marketing programs and the performance of our value-added products. There is competition in North America and Europe from certain European valued-added products for picture framing.

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

Sources and Availability of Raw Materials
Raw materials used within the Architectural Glass segment include flat glass, vinyl, silicone sealants and lumber. Within the Architectural Services segment, materials used include fabricated glass, aluminum extrusions and fabricated metal panels. Our Architectural Framing Systems segment's materials include aluminum billet and extrusions, fabricated glass, plastic extrusions, hardware, paint and chemicals. The LSO segment mainly uses glass and acrylics. A majority of our raw materials is readily available from a variety of domestic and international sources.

Trademarks and Patents
We have several trademarks and trade names that we believe have significant value in the marketing of our products, including APOGEE®. Trademark registrations in the U.S. are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.

Within the Architectural Glass segment, VIRACON®, VIRACON VUE-50®, DIGITALDISTINCTIONS®, ROOMSIDE®, EXTREMEDGE®, BUILDING DESIGN®, GLASS IS EVERYTHING®, CLEAR POINT®, CYBERSHIELD®, MORE POSSIBILITIES FROM THE LEADER IN GLASS FABRICATION® and STORMGUARD® are registered trademarks. VIRASPAN™ is an unregistered trademark. In addition, GLASSEC®, INSULATTO® and BLINDATTO® are registered trademarks in Brazil. GLASSECVIRACON™ is an unregistered trademark in Brazil.

Within the Architectural Services segment, HARMON®, HARMON GLASS®, HI-7000® and INNOVATIVE FACADE SOLUTIONS® are registered trademarks. UCW-8000™, HI-8500™, HI-9000™, SMU-6000™ and HPW-250™ are unregistered trademarks.

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

Within the LSO segment, TRU VUE®, CONSERVATION CLEAR®, CONSERVATION MASTERPIECE ACRYLIC®, CONSERVATION REFLECTION CONTROL®, ULTRAVUE®, MUSEUM GLASS®, OPTIUM®, PREMIUM CLEAN®, REFLECTION CONTROL®, AR REFLECTION-FREE®, TRU VUE AR®, OPTIUM ACRYLIC®, OPTIUM MUSEUM ACRYLIC®, CONSERVATION MASTERPIECE®, STATICSHIELD®, TRULIFE® and VISTA AR® are registered trademarks. TRULIFE INFINITY FRAMETM is an unregistered trademark.

We have several patents pertaining to our glass coating methods and products, including our UV coating and etch processes for anti-reflective glass for the picture framing industry and fine art market. Despite being a point of differentiation from our competitors, no single patent is considered to be material.

Seasonality
We do not experience a significant seasonal effect in our Architectural segments. A bigger impact to net sales is the fact that the construction industry is highly cyclical in nature and can be influenced differently by the effects of local economies.

Within the LSO segment, picture framing glass and acrylic sales tend to increase in the September-to-December timeframe. However, the timing of customer promotional activities may offset some of this seasonal impact.

Working Capital Requirements
Trade accounts receivable is the largest component of working capital for the Company, including receivables relating to contractual retention amounts that can be outstanding throughout the project duration within the Architectural Services segment. Inventory requirements are not significant in any of our Architectural segments, because these businesses make-to-order rather than build-to-stock for the majority of their products.

Since the LSO segment builds to stock for the majority of its products, it requires greater inventory levels to meet the demands of its customers.

Backlog
A discussion of our consolidated backlog is included at page 18 within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

Research and Development
The amount spent on research and development activities was $8.0 million, $6.5 million and $7.8 million in fiscal 2016, 2015 and 2014, respectively. Of this amount, $2.4 million, $2.4 million and $2.1 million, respectively, was focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and is included in cost of sales in the accompanying consolidated financial statements.

Environment
We use hazardous materials in our manufacturing operations, and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing the storage and use of these materials and disposal of wastes. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that we believe enable us to properly manage the regulated materials used in and wastes created by our manufacturing processes, and we have implemented a program to monitor our compliance with environmental laws and regulations. Although we believe we are currently in material compliance with such laws and regulations, current or future laws and regulations could require us to make substantial expenditures for compliance with chemical storage and use, waste treatment or disposal regulations. Spending to reduce wastewater solids and hazardous air emissions at our facilities is not significant. We expect to incur costs to continue to comply with laws and regulations in the future for our ongoing manufacturing operations but do not expect these to be material to our consolidated financial statements.

In fiscal 2008, we acquired one manufacturing facility that has certain historical environmental conditions. We are working to remediate these conditions, and the remediation activities are being conducted without significant disruption to our operations.

Employees
The Company employed 4,614 and 4,802 persons on February 27, 2016 and February 28, 2015, respectively. At February 27, 2016, 355 of these employees were represented by U.S. labor unions and 256 of these employees were represented by labor unions in Brazil.

International Sales
Information regarding export and international sales is included in Item 8, Financial Statements and Supplementary Data, within Note 15 of our Consolidated Financial Statements.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions with Apogee Enterprises and Employment History
Joseph F. Puishys	57
Chief Executive Officer and President of the Company since 2011. President of Honeywell's Environmental and Combustion Controls division from 2008 through 2011, President of Honeywell's Building Solutions from 2005 through 2008, and President of Honeywell Building Solutions, America from 2004 to 2005.

James S. Porter	55	Chief Financial Officer since 2005 and Executive Vice President since 2015. Vice President of Strategy and Planning from 2002 through 2005. Various management positions within the Company since 1997.
Patricia A. Beithon	62	General Counsel and Secretary since 1999.
Gary R. Johnson	54	Vice President, Treasurer since 2001. Various management positions within the Company since 1995.
John A. Klein	60
Senior Vice President, Operations and Supply Chain Management of the Company since 2012. Director of Operations at Cooper Industries' Power Systems Division from 2008 through 2012, and Vice President of Operations at Rexnord Industries' Bearing Division from 2005 through 2007.

Executive officers are elected annually by the Board of Directors to serve for a one-year period. There are no family relationships between any of the executive officers or directors of the Company.

ITEM 1A. RISK FACTORS

Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or our other filings with the Securities and Exchange Commission, could have a material adverse impact on our business, financial condition or results of operations.

General global economic and business conditions could negatively affect our results.
Our Architectural Glass, Architectural Services and Architectural Framing Systems segments are dependent on global economic conditions and the cyclical nature of the North American commercial construction industry. The commercial construction industry is impacted by global macroeconomic trends, including, among other things, availability of credit, unemployment rates, consumer confidence, interest rates and commodity prices. To the extent changes in these factors negatively impact the overall commercial construction industry, our revenue and profits could be significantly reduced.

Our Architectural Glass segment's operation located in Brazil is subject to the economic, political and tax conditions prevalent in the region. We cannot predict how changing economic conditions in this region will impact our financial results; however, our Brazilian operation makes up less than five percent of our net sales annually.

Our LSO segment depends on the strength of the retail custom picture framing industry. This industry is highly dependent on consumer confidence and the conditions of the U.S. economy. A decline in consumer confidence, whether as a result of an economic slowdown, uncertainty regarding the future or other factors, could result in a decrease in net sales and operating income of this segment.

Fluctuation in foreign currency exchange rates could negatively impact our results and financial position.
Our subsidiaries in Canada and Brazil report their results of operations and financial position in their relevant functional currencies (local country currency), which are then translated into U.S. dollars. This translated financial information is included in our consolidated financial statements. The strength of the U.S. dollar in comparison to these functional currencies has had and could continue to have a negative impact on our reported results and financial position.

In addition, as the U.S. dollar strengthens against foreign currencies, imports of products into the U.S. produced by international competitors have become more price competitive and exports of our U.S.-fabricated products have become less price competitive. If we are not able to counteract these price pressures through superior quality and service, our net sales and operating income could be negatively impacted.

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

Our Architectural Glass and Architectural Framing Systems segments have seen an increase in imports of competitive products into the U.S. from international suppliers due to the relative strength of the U.S. dollar. If imports of competitive products were to occur at increased levels for extended periods of time, our net sales and margins could be negatively impacted.

Our LSO segment competes with several international specialty glass manufacturers that have traditionally been less focused on the U.S. custom picture framing industry. Although these LSO competitors generally have not been able to meet the specification level of our products, upgrades to our competitor's products, and/or their increased interest in U.S. sales could have a negative impact on net sales or margins.

Our ability to effectively utilize our manufacturing capacity could adversely impact future results.
Near-term performance depends, to a significant degree, on our ability to increase and appropriately utilize available production capacity. The failure to successfully maintain existing capacity, utilize capacity expansions, and invest in additional physical capacity could adversely affect our operating results.

Loss of key personnel and inability to source sufficient labor could impact our future results.
Our success depends on the skills and experience of our current management team, construction project managers and other key technical personnel, and our ability to secure sufficient manufacturing labor.  Increased activity in residential and commercial construction has caused increased competition for experienced construction project managers.  Additionally, some of our manufacturing facilities are located in regions that at times may experience low levels of unemployment.  If we are unable to retain existing employees and/or recruit and train additional employees with the requisite skills and experience, our results could be adversely impacted.

Interruptions in glass supply could impact our future operating results.
The supply of raw glass has become tighter due to several years of growth in automotive manufacturing, residential construction and non-residential construction. Although we have secured supply commitments that allow us to reach our near-

term growth targets, a significant unplanned downtime at one or more of our key suppliers could negatively impact our operating results.

Product quality issues could negatively impact demand for our products and future profitability.
We manufacture and/or install a significant portion of our products based on the specific requirements of each customer. We believe that future orders of our products or services will depend on our ability to maintain the performance, reliability and quality standards required by our customers. If our products have performance, reliability or quality problems, or products are installed using incompatible glazing materials or installed improperly (by us or a customer), we may experience: additional warranty expense; reduced or canceled orders; diminished pricing power; higher manufacturing or installation costs; or delays in the collection of accounts receivable. Additionally, performance, reliability or quality claims from our customers, with or without merit, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages that could negatively impact our financial results.

Project management and installation issues could negatively impact future results.
The Architectural Services segment is typically awarded fixed-price contracts for installation services. Often, bids are required before all aspects of a construction project are known. An underestimate in the amount of labor required and/or cost of materials for a project; a change in the timing of the delivery of product; difficulties or errors in execution; use of incompatible glazing materials; or significant project delays, caused by us or other trades, could result in failure to achieve the expected results. Any one or more of such issues could result in losses on individual contracts that could negatively impact our operating results.

A shift in architectural trends, building codes or consumer preferences could negatively impact the demand for our products.
Any change in commercial construction customer preference, architectural trends or building codes that reduce window-to-wall ratios in non-residential construction would negatively impact net sales and operating income in our architectural-related segments. The LSO segment depends on U.S. consumers framing art and other decorative items. Any shift in customer preference away from framed art to other forms of wall decor could negatively impact future net sales and operating income in the LSO segment.

The loss of a significant customer in the LSO segment could adversely affect our results.
The LSO segment is highly dependent on a relatively small number of customers for its sales, and we expect this to continue in the future. Accordingly, loss of a significant customer, a significant reduction in pricing, or a shift to a less favorable mix of value-added picture framing glass or acrylic products for one of those customers, could materially reduce LSO net sales and operating results.

Our results can differ significantly from our expectations and the expectations of analysts.
Our sales and earnings guidance and external analyst estimates are largely based on our view of our business and the broader commercial construction market. Even though we have significant market intelligence through our contact with real estate developers, building owners and architects, and continually monitor micro- and macro-economic indicators of future performance of the commercial construction market, we are unable to precisely predict events that can significantly change market cycles. Failure to meet our guidance or analyst expectations for net sales and earnings would likely have an adverse impact on the market price of our common stock.

We retain significant risk through self-insurance programs.
We obtain third-party insurance for potential losses from general liability, employment practices, workers' compensation and automobile liability risk. However, a high amount of risk is retained on a self-insured basis through our wholly-owned insurance subsidiary. Therefore, a material architectural product liability event could have a material adverse effect on our operating results.

Dependence on information technology systems and potential security threats could adversely affect our results.
We have many information technology systems that are important to the operation of our business. These systems are used to process, transmit and store electronic information, and to manage or support our manufacturing operations and a variety of other business processes and activities. We could encounter difficulties in developing new systems and maintaining existing systems. Such difficulties could lead to disruption in business operations and/or significant additional expenses that could adversely affect our results.

Additionally, information technology security threats are increasing in frequency and sophistication. These threats pose a risk to the security of our systems and networks, and the confidentiality, availability and integrity of our data. Should such an attack succeed, it could lead to the compromise of confidential information, manipulation and destruction of data and product specifications, production downtimes, disruption in the availability of financial data, or misrepresentation of information via digital media. The occurrence of any of these events could adversely affect our reputation, and could result in litigation, regulatory action, potential liability, project delay claims, and increased costs and operational consequences of implementing further data protection systems.

We use hazardous chemicals in the production of our products and are thus subjected to changes in environmental legislation.
We use hazardous chemicals in producing some of our products. One of our facilities has certain historical environmental conditions that are in the process of being remediated. Our inability to remediate the historical environmental conditions at the facility at or below the amounts reserved could have an adverse impact on future financial results. Additionally, we are subject to a variety of local, state and federal governmental regulations relating to storage, discharge, handling, emission, generation and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. Our failure to comply with current or future environmental regulations could result in the imposition of substantial fines, suspension of production, alteration of our manufacturing processes or increased costs. Our financial results could also be adversely impacted by rising energy and material costs associated with environmental regulations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table lists, by segment, the Company's major properties as of February 27, 2016.

Property Location	Owned/ Leased	Function
Architectural Glass segment
Owatonna, MN	Owned	Manufacturing/Administrative
Owatonna, MN	Leased	Warehouse
Statesboro, GA	Owned	Manufacturing/Warehouse
St. George, UT	Owned	Manufacturing/Warehouse
Nazaré Paulista, Brazil	Owned(1)	Manufacturing/Administrative
Architectural Services segment
Minneapolis, MN	Leased	Administrative
West Chester, OH	Leased	Manufacturing
Garland, TX	Leased	Manufacturing
Glen Burnie, MD	Leased	Manufacturing
Orlando, FL	Leased	Manufacturing
Architectural Framing Systems segment
Wausau, WI	Owned	Manufacturing/Administrative
Stratford, WI	Owned	Manufacturing
Reed City, MI	Owned	Manufacturing
Walker, MI	Leased	Manufacturing/Administrative
Dallas, TX	Leased	Manufacturing
Toronto, ON Canada	Leased	Manufacturing/Warehouse/Administrative
Toronto, ON Canada	Owned	Manufacturing
LSO segment
McCook, IL	Owned	Manufacturing/Warehouse/Administrative
Faribault, MN	Owned	Manufacturing/Administrative
Other
Minneapolis, MN	Leased	Administrative

(1)	This is an owned facility; however, the land is leased from the city.

ITEM 3. LEGAL PROCEEDINGS

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply and services industry, the Company's construction supply and services businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company has also been subject to litigation arising out of general liability, employment practices, workers' compensation and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Apogee common stock is traded on the NASDAQ Stock Market LLC (Nasdaq) under the ticker symbol APOG.

As of April 7, 2016, there were approximately 1,249 shareholders of record and 9,903 shareholders for whom securities firms acted as nominees.

The following chart shows the quarterly range and year-end closing price for one share of the Company's common stock over the past three fiscal years.

	First		Second		Third		Fourth		Year-end
	Low	High	Low	High	Low	High	Low	High	Close
2016	$42.35	$56.27	$49.60	$60.16	$43.90	$57.86	$34.52	$50.53	$39.41
2015	28.28	35.64	29.21	36.68	35.07	47.02	37.83	48.03	45.85
2014	23.06	30.26	22.20	29.41	27.25	36.09	30.97	37.73	34.23

Dividends
Quarterly, the Board of Directors evaluates declaring dividends based on operating results, available funds and the Company's financial condition. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly and annual cumulative cash dividends per share for the past three fiscal years.

	First	Second	Third	Fourth	Total
2016	$0.1100	$0.1100	$0.1100	$0.1250	$0.4550
2015	0.1000	0.1000	0.1000	0.1100	0.4100
2014	0.0900	0.0900	0.0900	0.1000	0.3700

Purchases of Equity Securities by the Company
The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
November 29, 2015 through December 26, 2015	226,225	$46.28	225,000	392,368
December 27, 2015 through January 23, 2016	201,122	38.63	200,000	1,192,368
January 24, 2016 through February 27, 2016	—	—	—	1,192,368
Total	427,347	$42.45	425,000	1,192,368
(a) 2,347 of the shares in this column represent shares that were surrendered to us by plan participants in order to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.
(b) In fiscal 2004, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock, which was announced on April 10, 2003. Subsequently, the Board of Directors increased the authorization by 750,000 shares, which was announced on January 24, 2008; by 1,000,000 shares, which was announced on October 8, 2008; and by 1,000,000 shares, which was announced on January 13, 2016. The Company's repurchase program does not have an expiration date.

Comparative Stock Performance
The line graph below compares the cumulative total shareholder return on a $100 investment in our common stock for the last five fiscal years with the cumulative total return on a $100 investment in the Standard & Poor's Small Cap 600 Growth Index and the Russell 2000 Index. The graph assumes an investment at the close of trading on February 26, 2011, and also assumes the reinvestment of all dividends.

	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016
Apogee	$100.00	$92.90	$197.04	$260.61	$353.02	$306.39
S&P Small Cap 600 Growth Index	100.00	104.85	119.73	157.10	168.53	154.64
Russell 2000 Index	100.00	99.00	114.52	150.07	158.52	135.20

We are not aware of any competitors, public or private, that are similar to us in size and scope of business activities. Most of our direct competitors are either privately owned or divisions of larger, publicly owned companies.

ITEM 6. SELECTED FINANCIAL DATA

The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report, and our consolidated financial statements and related notes, included in Item 8 of this Report.

(In thousands, except per share data and percentages)	2016	2015	2014(1)	2013	2012(2)	2011(3)
Results of Operations Data
Net sales	$981,189	$933,936	$771,445	$700,224	$662,463	$582,777
Gross profit	243,570	208,544	165,252	145,733	117,120	83,120
Operating income (loss)	97,393	63,585	40,285	27,419	3,816	(20,972)
Net earnings (loss)	65,342	50,516	27,986	19,111	4,645	(10,332)
Earnings (loss) per share - basic	2.25	1.76	0.98	0.68	0.17	(0.37)
Earnings (loss) per share - diluted	2.22	1.72	0.95	0.67	0.17	(0.37)
Cash dividends per share	0.455	0.410	0.370	0.360	0.326	0.326

Balance Sheet Data
Current assets	$336,793	$298,975	$247,430	$256,479	$234,077	$213,923
Total assets	657,440	612,057	569,995	524,779	497,742	511,098
Current liabilities	177,381	149,028	136,834	122,167	105,771	113,946
Long-term debt	20,400	20,587	20,659	20,756	20,916	21,442
Shareholders' equity	406,195	382,476	356,104	336,792	324,672	327,677

Cash Flow Data
Depreciation and amortization	$31,248	$29,423	$26,550	$26,529	$27,246	$28,218
Net cash provided by (used in) operating activities	123,951	68,563	52,921	40,716	27,981	(7,985)
Net cash used in investing activities	(77,856)	(24,475)	(43,974)	(57,132)	(18,498)	(14,391)
Net cash (used in) provided by financing activities	(36,413)	(19,773)	(17,576)	232	(13,116)	209
Capital expenditures	42,037	27,220	41,852	34,664	9,650	9,126
Repurchase and retirement of common stock	24,911	6,894	—	—	2,392	—
Dividends	13,184	12,071	10,764	10,316	9,153	9,161

Other Data
Gross margin - % of sales	24.8%	22.3%	21.4%	20.8%	17.7%	14.3%
Operating margin - % of sales	9.9%	6.8%	5.2%	3.9%	0.6%	(3.6)%
Effective tax rate - %	32.9%	22.3%	29.6%	29.0%	(29.2)%	39.3%
Non-cash working capital	$68,769	$97,479	$81,976	$58,791	$49,120	$39,426
Debt as a % of total capital	5.0%	5.1%	5.5%	5.9%	6.1%	6.4%
Return on:
Average shareholders' equity - %	16.6%	13.7%	8.1%	5.8%	1.4%	(3.1)%
Average invested capital(4)- %	12.7%	8.8%	6.0%	4.3%	0.6%	(3.4)%
Dividend yield at year-end - %	1.2%	0.9%	1.1%	1.4%	2.6%	2.3%
Book value per share	14.16	13.17	12.30	11.81	11.57	11.66

(1)	Includes the acquisition of Alumicor in November 2013.

(2)	Fiscal 2012 included 53 weeks. Each of the other periods presented included 52 weeks.

(3)	Includes the acquisition of Glassec in November 2010.

(4)	[Operating income x .65]/average invested capital

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

Overview
We are a world leader in certain technologies involving the design and development of value-added glass solutions for enclosing commercial buildings and framing art. Our four reporting segments are: Architectural Glass, Architectural Services, Architectural Framing Systems and Large-Scale Optical Technologies (LSO).

The following items highlight the results for fiscal 2016:

•
Consolidated net sales increased 5 percent over fiscal 2015, or 7 percent on a constant currency basis, which is a non-GAAP measure. Operating income increased 53 percent over last year. All four segments grew revenue and earnings.

•
Diluted EPS was $2.22, compared to $1.72 in the prior year, which included a $0.22 per share positive impact from an energy-efficient tax credit. Excluding this tax credit, fiscal 2016 diluted EPS increased 48 percent over the prior year.

•	Consolidated backlog was $508.0 million at February 27, 2016, up 4 percent over fiscal 2015.

Results of Operations
Net Sales

(Dollars in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net sales	$981,189	$933,936	$771,445	5.1%	21.1%

Fiscal 2016 Compared to Fiscal 2015
Net sales in fiscal 2016 improved by 5.1 percent, or 7.0 percent on a constant currency basis, mainly due to pricing and volume growth resulting from strong commercial construction activity in the U.S, partially offset by declines in the commercial construction markets in Brazil and Canada. The Architectural Glass segment drove approximately 44 percent of the growth this year, and the Architectural Services segment drove approximately 32 percent of the growth, with nearly all of the remainder coming from the domestic Architectural Framing segment businesses.

Constant currency revenue excludes the impact of fluctuations in foreign currency on our international operations. Constant currency percentages are calculated by converting prior-period local currency results using the average monthly exchange rate and comparing the adjusted amount to current period reported results. We believe constant currency information provides valuable supplemental information regarding our core operating results, consistent with how we evaluate our performance. We also refer to constant currency measures elsewhere in this report. These non-GAAP measures should be viewed in addition to, and not as an alternative to, the reported results prepared in accordance with GAAP.

Fiscal 2015 Compared to Fiscal 2014
Sales increased by 21.1 percent over fiscal 2014 primarily from increased sales volume in our architectural-based segments, due to increased commercial construction activity in the U.S. and the inclusion of our Canadian storefront business acquired late in fiscal 2014. The Architectural Glass segment accounted for approximately 32 percent of the growth, and the domestic Architectural Framing Systems segment provided approximately 29 percent of the growth, with an additional 21 percent attributable to the inclusion of the Canadian storefront business. The remaining growth came from the Architectural Services segment. Currency fluctuation did not have a significant impact on our sales in fiscal 2015.

Performance
The relationship between various components of operations, as a percentage of net sales, is illustrated below for the past three fiscal years.

(Percentage of net sales)	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	75.2	77.7	78.6
Gross profit	24.8	22.3	21.4
Selling, general and administrative expenses	14.9	15.5	16.2
Operating income	9.9	6.8	5.2
Other income (expense), net	—	0.2	—
Earnings before income taxes	9.9	7.0	5.2
Income tax expense	3.3	1.6	1.6
Net earnings	6.7%	5.4%	3.6%
Effective income tax rate	32.9%	22.3%	29.6%

Fiscal 2016 Compared to Fiscal 2015
Gross profit was 24.8 percent in fiscal 2016, an improvement of 250 basis points from fiscal 2015, primarily due to improved pricing and mix, as well as productivity and volume leverage across all architectural-based segments.

Selling, general and administrative (SG&A) expense for fiscal 2016 was 14.9 percent, a decrease of 60 basis points despite an increase of $1.2 million from fiscal 2015, as a result of expense discipline relative to sales growth across our segments.

The effective tax rate for fiscal 2016 was 32.9 percent, compared to 22.3 percent in fiscal 2015. After excluding the 990 basis point benefit due to an energy-efficient tax credit earned in fiscal 2015, however, the increase in our tax rate was 70 basis points over the prior year due to changes in state income tax laws combined with a higher percentage of earnings in the U.S., where the tax rate is higher than in foreign jurisdictions.

Fiscal 2015 Compared to Fiscal 2014
Gross profit improved 90 basis points, due to the impact of operating leverage on increased volume and improved pricing within our Architectural Glass and Architectural Framing Systems segments. This was partially offset by manufacturing cost overruns in the Architectural Services segment, increased aluminum costs impacting the Architectural Framing Systems segment, and costs to restart the Utah facility in the Architectural Glass segment, all of which occurred in fiscal 2015.

SG&A expense increased $20 million, but declined by 70 basis points from fiscal 2014. The main contributor to the increased SG&A spend in fiscal 2015 was the addition of our Canadian acquisition. In addition, we had increased incentive compensation and sales commissions on improved results and write-down of certain assets acquired in our window business in fiscal 2014.

Our effective tax rate for fiscal 2015 was 22.3 percent, which includes a $6.4 million tax benefit from an energy-efficient investment credit. Excluding this credit, our effective tax rate would have been 32.2% in fiscal 2015, compared to 29.6% in fiscal 2014, due to a lesser net benefit from tax reserve adjustments in fiscal 2015.

Segment Analysis
Architectural Glass

(In thousands)	2016	2015	2014
Net sales	$377,713	$346,471	$293,810
Operating income	35,504	16,431	3,861
Operating margin	9.4%	4.7%	1.3%

Fiscal 2016 Compared to Fiscal 2015. Fiscal 2016 net sales improved 9.0 percent over the prior year, or 12.2 percent on a constant currency basis, primarily due to improved pricing, mix and volume growth in the U.S. as a result of the strong U.S. construction market, partially offset by declines in volume and mix in our Brazilian operation and lower export sales.

Operating margin improved 470 basis points, doubling the fiscal 2015 operating margin, with improvement driven by pricing and mix, as well as strong operational performance and volume leverage in the U.S., partially offset by the impact of ongoing challenging Brazilian economic conditions.

Fiscal 2015 Compared to Fiscal 2014. Fiscal 2015 net sales improved 17.9 percent over fiscal 2014 primarily due to increased volume as a result of commercial construction market strength and some improvement in pricing. Currency fluctuation did not have a significant impact on our results in fiscal 2015.

Operating margin improved 340 basis points due to operating leverage on volume growth and improved pricing. The segment also demonstrated positive manufacturing productivity that was partially offset by inefficiencies experienced as the segment expanded its workforce to meet demand and also by costs incurred to restart the Utah facility.

Architectural Services

(In thousands)	2016	2015	2014
Net sales	$245,935	$230,650	$203,351
Operating income	11,687	7,442	4,479
Operating margin	4.8%	3.2%	2.2%

Fiscal 2016 Compared to Fiscal 2015. Net sales improved 6.6 percent over the prior year, driven by volume growth due to increased commercial construction activity in the U.S. Operating margin improved 160 basis points over the prior year, as a result of continued focus on project selection, driving improved project margins, and good execution.

Fiscal 2015 Compared to Fiscal 2014. Net sales improved 13.4 percent over fiscal 2014 due to volume from project timing and a general increase in project activity on stronger end markets. Operating margin improved 100 basis points as a result of operating leverage on the increased volume and increasing project margins due to our focus on project selection.

Architectural Framing Systems

(In thousands)	2016	2015	2014
Net sales	$308,593	$298,395	$216,059
Operating income	31,911	21,808	14,930
Operating margin	10.3%	7.3%	6.9%

Fiscal 2016 Compared to Fiscal 2015. Net sales improved 3.4 percent over fiscal 2015, or 6.0 percent on a constant currency basis, on volume growth from strong U.S. construction markets, and improved pricing and mix in our U.S. businesses, partially offset by volume weakness in our Canadian business.

Operating margin improved 300 basis points over fiscal 2015, driven by improved pricing and mix, lower raw material costs and volume leverage in the U.S., partially offset by the volume weakness in our Canadian business.

Fiscal 2015 Compared to Fiscal 2014. Fiscal 2015 net sales increased 38.1 percent over fiscal 2014. Approximately two-thirds of this growth was attributable to double-digit volume increases at our U.S. businesses, with the remainder coming from the inclusion of our Canadian storefront business acquired late in fiscal 2014. Currency fluctuation did not have a significant impact on our results in fiscal 2015.

Fiscal 2015 operating margin improved 40 basis points due to volume leverage and good execution in our U.S. businesses, slightly offset by the negative effect of higher aluminum costs and the impact of soft Canadian markets on our Canadian storefront business in the first half of the year.

Large-Scale Optical Technologies (LSO)

(In thousands)	2016	2015	2014
Net sales	$88,541	$87,693	$81,127
Operating income	22,963	21,954	21,252
Operating margin	25.9%	25.0%	26.2%

Fiscal 2016 Compared to Fiscal 2015. Net sales in our LSO segment increased 1.0 percent over the prior year as a result of an improved mix of value-added products and stable demand. Operating margin improved 90 basis points over the prior year as a result of improved product mix and strong operational performance.

Fiscal 2015 Compared to Fiscal 2014. Fiscal 2015 net sales were up 8.1 percent compared to fiscal 2014 due to a positive mix of higher value-added products on relatively flat volumes. Operating margin declined 120 basis points as the impact of the strong mix of value-added products was offset by increased incentive compensation and investments in new product development.

Consolidated Backlog
Backlog represents the dollar amount of revenues we expect to recognize in the near-term from firm contracts or orders. We use backlog as one of the metrics to evaluate near-term sales trends in our business. Backlog is not a term defined under generally accepted accounting principles and is not a measure of contract profitability. Backlog should not be used as the sole indicator of our future revenue and earnings.

We include a project within our backlog at the time a signed contract or a firm purchase order is received, generally as a result of a competitive bidding process. Backlog by reporting segment was as follows:

(In thousands)	February 27, 2016	February 28, 2015
Architectural Glass	$71,798	$137,432
Architectural Services	320,351	287,473
Architectural Framing Systems	123,027	77,666
Large-Scale Optical	2,278	2,107
Intersegment eliminations	(9,438)	(13,886)
Total backlog	$508,016	$490,792

In our Architectural Glass segment, additional capacity and improved productivity have driven shorter lead times for customers, resulting in lower backlog. We have seen, and expect to continue to see, an increased portion of our revenues from shorter lead-time work that we book and ship within the same period. These book-and-ship sales are not included in our backlog within the period.

We expect approximately $407 million, or 80 percent, of our February 27, 2016 backlog to be recognized in fiscal 2017, with the balance to be recognized in fiscal 2018.

Liquidity and Capital Resources

(Cash effect, in thousands)	2016	2015	2014
Operating Activities
Net cash provided by operating activities	$123,951	$68,563	$52,921
Investing Activities
Capital expenditures	(42,037)	(27,220)	(41,852)
Net (purchases) sales of marketable securities	(31,767)	804	26,458
Change in restricted investments, net	—	2,532	23,915
Acquisition of businesses and intangibles, net of cash acquired	—	—	(53,301)
Financing Activities
Repurchase and retirement of common stock	(24,911)	(6,894)	—
Dividends paid	(13,184)	(12,071)	(10,764)

Operating Activities. Cash provided by operating activities was $124.0 million in fiscal 2016, an increase of $55.4 million over fiscal 2015. In all years presented, operating cash flows were positively impacted by increased income as compared to the respective prior-year period. In fiscal 2016, we also experienced improved cash from operating activities compared to fiscal 2015 as a result of continued focus on working capital management.

Non-cash working capital (current assets, excluding cash and short-term securities, less current liabilities, excluding current portion of long-term debt) was $68.8 million at February 27, 2016, compared to $97.5 million at February 28, 2015, and $82.0 million at March 1, 2014. The decline in fiscal 2016 is a result of our continued efforts regarding working capital management, and timing of activity. The increase in fiscal 2015, compared to fiscal 2014, was due to our investment in working capital necessary to support sales growth.

Investing Activities. Net cash used in investing activities was $77.9 million in fiscal 2016, $24.5 million in fiscal 2015 and $44.0 million in fiscal 2014. In the current year, we invested excess cash in short-term marketable securities, and made capital expenditures focused primarily on improving manufacturing productivity and on increasing capacity, including adding anodize finishing capacity within our Architectural Framing segment.

In fiscal 2015, capital investments were made mainly to increase productivity and capacity and improve product capabilities.

In fiscal 2014, we made capital investments for productivity and product capabilities, including a new state-of-the-art coater in our Architectural Glass segment. We reduced our restricted investments by $23.9 million and our investments in marketable securities by $26.5 million to fund acquisitions as part of our strategy to grow through new products and new geographies. To that end, we made acquisitions in fiscal 2014 of the assets of a window fabrication business and of the outstanding shares of Alumicor Limited in Canada. Both acquisitions are included within the Architectural Framing Systems segment.

We estimate fiscal 2017 capital expenditures to be $50 to $60 million, which we expect will be focused on increasing product capabilities, in particular on expanding capabilities in the Architectural Glass segment to fabricate oversized glass. Capital expenditures will also be made to continue to increase manufacturing productivity and capacity.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity and further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. We paid dividends totaling $13.2 million in fiscal 2016. Additionally, we repurchased 575,000 shares under our authorized share repurchase program during fiscal 2016, for a total cost of $24.9 million and we repurchased 203,509 shares under the program during fiscal 2015, for a total cost of $6.9 million. We have repurchased a total of 3,057,632 shares, at a total cost of $61.5 million, since the inception of this program. We have remaining authority to repurchase 1,192,368 shares under this program, which has no expiration date.

We maintain a $125.0 million committed revolving credit facility as described in Note 7 of the Notes to Consolidated Financial Statements. No borrowings were outstanding under this credit facility as of February 27, 2016 or February 28, 2015. At February 27, 2016, the Company was in compliance with the financial covenants of the credit facility. Our debt-to-total-capital ratio was 5.0 percent at February 27, 2016 and 5.1 percent at February 28, 2015.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of February 27, 2016:

	Payments Due by Fiscal Period
(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$—	$5,400	$15,000	$20,400
Operating leases (undiscounted)	8,329	7,773	7,068	5,775	3,319	2,663	34,927
Purchase obligations	200,543	43,281	1,005	197	—	—	245,026
Total cash obligations	$208,872	$51,054	$8,073	$5,972	$8,719	$17,663	$300,353

From time to time, we acquire the use of certain assets through operating leases, such as warehouses, vehicles, forklifts, office equipment, hardware, software and some manufacturing equipment. Many of these operating leases have termination penalties. However, because the assets are used in the conduct of our business operations, it is unlikely that any significant portion of these operating leases would be terminated prior to the normal expiration of their lease terms. Therefore, we consider the risk related to termination penalties to be minimal.

We have purchase obligations for raw material commitments and capital expenditures.

We expect to make contributions of $1.0 million to our defined-benefit pension plans in fiscal 2017, which will equal or exceed our minimum funding requirements.

As of February 27, 2016, we had reserves of $4.4 million and $1.6 million for long-term unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $0.9 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At February 27, 2016, we had ongoing letters of credit related to industrial revenue bonds and construction contracts that reduce availability of funds under our committed credit facility. The letters of credit by expiration period are as follows:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2017	2018	2019	2020	2020	2021	Total
Standby letters of credit	$20,982	$—	$—	$—	$—	$2,500	$23,482

In addition to the above standby letters of credit, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At February 27, 2016, $134.5 million of our backlog was bonded by performance bonds with a face value of $328.6 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

We had total cash and short-term marketable securities of $90.6 million, and $101.5 million available under our committed revolving credit facility at February 27, 2016. We believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments over the next 12 months.

Off-balance Sheet Arrangements. With the exception of operating leases, we had no off-balance sheet financing arrangements at February 27, 2016 or February 28, 2015.

Outlook
The following statements are based on our current expectations for fiscal 2017 results. These statements are forward-looking, and actual results may differ materially.

•	Revenue growth of approximately 10 percent over fiscal 2016.

•	Gross margin of at least 26 percent and operating margin of approximately 11 percent.

•	Earnings per share of $2.65 to $2.80.

•	Capital expenditures of approximately $50 to $60 million.

Recently Issued Accounting Pronouncements
See Note 1 of the Notes to Consolidated Financial Statements within Item 8 of this Form 10-K for information pertaining to recently issued accounting pronouncements, incorporated herein by reference.

Critical Accounting Policies
Our analysis of operations and financial condition is based on our consolidated financial statements prepared in accordance with U.S. GAAP. Preparation of these consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities. In developing these estimates and assumptions, a collaborative effort is undertaken involving management across the organization including finance, sales, project management, quality, legal and tax, as well as outside advisors such as consultants, engineers, lawyers and actuaries. Our estimates are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under other assumptions or circumstances.

The following items in our consolidated financial statements require significant estimation or judgment:

Revenue recognition - We recognize revenue when title has transferred, except within our Architectural Services segment, which enters into fixed-price installation contracts. The contracts clearly specify the enforceable rights of the parties, the consideration and the terms of settlement, and both parties can be expected to satisfy all obligations under the contract. These contracts are typically performed over a 12- to 18-month timeframe, and we record revenue for these contracts on a percentage-of-completion basis as we are able to reasonably estimate total contract revenue and total contract costs. We compare the total costs incurred to date to the total estimated costs for the contract, and record that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe utilizing the cost-to-cost method for revenue recognition provides the greatest degree of accuracy in measuring revenue throughout the contract period. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in contract revenue only upon customer approval. Recogizing revenue under the percentage-of-completion method of accounting requires significant estimates, including total costs and the percentage complete on the contract, as well as any potential losses or contract overruns. During fiscal 2016, approximately 25 percent of our consolidated sales were recorded on a percentage-of-completion basis.

Goodwill impairment - We evaluate goodwill for impairment annually at our year-end, or more frequently if impairment indicators exist. Step one of the process compares the fair value of each of our reporting units to carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill impairment is not indicated. We have seven business units that each represent a reporting unit for the goodwill impairment analysis. Based on our analysis, the estimated fair value of each reporting unit exceeded its carrying value and, therefore, goodwill impairment was not indicated.

We base our determination of fair value on a discounted cash flow methodology that involves significant judgments about projections of future performance. Assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on the annual operating plan and long-term business plan for each business unit. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions and growth expectations for the industries and end markets in which we participate. Growth rates for revenues and operating profits vary for each reporting unit. Revenues and operating profit beyond our internal planning period are projected to grow at a perpetual growth rate of 3.0%. The discount rate assumption for each reporting unit takes into consideration our assessment of risks inherent in the future cash flows of our business and our weighted-average cost of capital.

Reserves for disputes and claims regarding product liability and warranties - We are subject to claims associated with our products and services, principally as a result of disputes with our customers involving the performance or aesthetics of our architectural products and services. The time period from when a claim is asserted to when it is resolved, either by dismissal, negotiation, settlement or litigation, can be several years. While we maintain product liability insurance, the insurance policies include significant self-retention of risk in the form of policy deductibles. In addition, certain claims could be determined to be uninsured. We reserve estimated exposures on known claims, as well as on a portion of anticipated claims for product warranty and rework costs based on historical product liability claims as a ratio of sales.

Self-insurance reserves - We obtain commercial insurance for potential losses for general liability, employment practices, workers' compensation, automobile liability, architect's and engineer's errors and omissions risk, product rework and other miscellaneous coverages. A substantial portion of this risk is retained on a self-insured basis through our wholly-owned insurance subsidiary. We establish a reserve for estimated ultimate losses on reported claims and those incurred but not yet reported utilizing actuarial projections.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.

A rise in interest rates could negatively affect the fair value of our fixed income holdings, while serving to provide greater return on our equity investments. To manage our direct risk from changes in market interest rates, management actively monitors the interest-sensitive components of our balance sheet, primarily available-for-sale equity investments, fixed income securities and debt obligations, to maintain a diversified portfolio in order to minimize the impact of changes in interest rates on net earnings and cash flow. We do not enter into any financial instruments for trading purposes, and we currently do not use derivative financial instruments to manage interest rate risk. We also diversify and manage our investment portfolio in order to limit impact of potential credit risk.

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. If interest rates were to increase or decrease over the next 12 months by 200 basis points, net earnings would be impacted by approximately $0.5 million. The Company's investments exceeded its debt at February 27, 2016, so as interest rates increase, net earnings increase; as interest rates decrease, net earnings decrease.

In addition to the market risk related to interest rate changes on our financial instruments, the commercial construction markets in which our businesses operate are highly affected by changes in interest rates, and this could significantly impact our operating results.

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar.
We currently have operations in Canada and Brazil, which primarily transact business in local currencies. We manage these operating activities locally. Revenues, costs, assets and liabilities of these operations are generally denominated in local currencies, thereby mitigating some of the risk associated with changes in foreign exchange rates. However, our consolidated financial results are reported in U.S. dollars, and thus changes in exchange rates between the Canadian dollar and Brazilian real, on the one hand, and the U.S. dollar, on the other, will impact our results. From time to time, we may enter into minor short duration foreign currency contracts, with an original maturity date of less than one year, to hedge foreign currency risk. Sales from our domestic operations are generally denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Annual Report on Internal Control over Financial Reporting
Management of Apogee Enterprises, Inc. and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of February 27, 2016, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). The Company's management believes that, as of February 27, 2016, the Company's internal control over financial reporting was effective based on those criteria.

Following this report are reports from the Company's independent registered public accounting firm, Deloitte & Touche LLP, on the Company's consolidated financial statements and on the effectiveness of the Company's internal control over financial reporting as of February 27, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.
Minneapolis, MN

We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of February 27, 2016 and February 28, 2015, and the related consolidated results of operations, statements of comprehensive earnings, statements of cash flows, and statements of shareholders’ equity for each of the three years in the period ended February 27, 2016. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries at February 27, 2016 and February 28, 2015, and the results of their operations and their cash flows for each of the three years in the period ended February 27, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 27, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 25, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
April 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.
Minneapolis, MN

We have audited the internal control over financial reporting of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of February 27, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 27, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Table of Contents at Item 15 as of and for the year ended February 27, 2016, of the Company and our report dated April 25, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
April 25, 2016

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	February 27, 2016	February 28, 2015
Assets
Current assets
Cash and cash equivalents	$60,470	$52,185
Short-term available for sale securities	30,173	327
Receivables, net of allowance for doubtful accounts	172,832	171,623
Inventories	63,386	61,408
Refundable income taxes	—	5,115
Deferred tax assets	1,820	1,359
Other current assets	8,112	6,958
Total current assets	336,793	298,975
Property, plant and equipment, net	202,462	193,540
Available for sale securities	12,519	10,655
Goodwill	73,996	75,857
Intangible assets	19,862	23,280
Other non-current assets	11,808	9,750
Total assets	$657,440	$612,057
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$64,762	$56,516
Accrued payroll and related benefits	39,946	36,620
Accrued self-insurance reserves	7,818	8,058
Other current liabilities	29,339	25,601
Billings in excess of costs and earnings on uncompleted contracts	31,890	22,233
Accrued income taxes	3,626	—
Total current liabilities	177,381	149,028
Long-term debt	20,400	20,587
Unrecognized tax benefits	4,441	4,477
Long-term self-insurance reserves	7,137	6,185
Deferred tax liabilities	4,972	10,652
Other non-current liabilities	36,914	38,652
Commitments and contingent liabilities (Note 10)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,683,948 and 29,049,531 shares, respectively	9,561	9,683
Additional paid-in capital	145,528	138,575
Retained earnings	282,477	256,538
Common stock held in trust	(837)	(801)
Deferred compensation obligations	837	801
Accumulated other comprehensive loss	(31,371)	(22,320)
Total shareholders’ equity	406,195	382,476
Total liabilities and shareholders’ equity	$657,440	$612,057

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

	Year-Ended
(In thousands, except per share data)	February 27, 2016	February 28, 2015	March 1, 2014
Net sales	$981,189	$933,936	$771,445
Cost of sales	737,619	725,392	606,193
Gross profit	243,570	208,544	165,252
Selling, general and administrative expenses	146,177	144,959	124,967
Operating income	97,393	63,585	40,285
Interest income	981	954	827
Interest expense	593	924	1,259
Other (expense) income, net	(457)	1,384	(87)
Earnings before income taxes	97,324	64,999	39,766
Income tax expense	31,982	14,483	11,780
Net earnings	$65,342	$50,516	$27,986
Earnings per share - basic	$2.25	$1.76	$0.98
Earnings per share - diluted	$2.22	$1.72	$0.95
Weighted average basic shares outstanding	29,058	28,763	28,483
Weighted average diluted shares outstanding	29,375	29,374	29,374

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year-Ended
(In thousands)	February 27, 2016	February 28, 2015	March 1, 2014
Net earnings	$65,342	$50,516	$27,986
Other comprehensive (loss) earnings:
Unrealized gain (loss) on marketable securities, net of $38, $88 and $(46) of tax expense (benefit), respectively	73	163	(83)
Unrealized (loss) gain on foreign currency hedge, net of $-, $(36) and $183 of tax (benefit) expense, respectively	—	(62)	320
Unrealized gain (loss) on pension obligation, net of $347, $(830) and $10 of tax expense (benefit), respectively	610	(1,458)	19
Foreign currency translation adjustments	(9,734)	(8,003)	(6,135)
Other comprehensive loss	(9,051)	(9,360)	(5,879)
Total comprehensive earnings	$56,291	$41,156	$22,107

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	February 27, 2016	February 28, 2015	March 1, 2014
Operating Activities
Net earnings	$65,342	$50,516	$27,986
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,248	29,423	26,550
Share-based compensation	4,923	4,793	4,661
Deferred income taxes	(6,139)	4,274	(5,280)
Excess tax benefits from share-based compensation	(4,992)	(3,236)	(2,725)
Gain on disposal of assets	(198)	(933)	(1,629)
Proceeds from new markets tax credit transaction, net of deferred costs	—	—	7,471
Other, net	1,017	229	51
Changes in operating assets and liabilities:
Receivables	(2,918)	(18,588)	(19,229)
Inventories	(2,798)	(8,660)	(6,130)
Accounts payable and accrued expenses	17,265	12,871	18,282
Billings in excess of costs and earnings on uncompleted contracts	9,657	(324)	1,202
Refundable and accrued income taxes	12,589	(1,091)	3,449
Other, net	(1,045)	(711)	(1,738)
Net cash provided by operating activities	123,951	68,563	52,921
Investing Activities
Capital expenditures	(42,037)	(27,220)	(41,852)
Purchases of marketable securities	(35,814)	(6,142)	(14,562)
Sales/maturities of marketable securities	4,047	6,946	41,020
Acquisition of businesses and intangibles, net of cash acquired	—	—	(53,301)
Purchases of restricted investments	—	—	(36,200)
Sales/maturities of restricted investments	—	2,532	60,115
Other, net	(4,052)	(591)	806
Net cash used in investing activities	(77,856)	(24,475)	(43,974)
Financing Activities
Payments on debt, net	(56)	(139)	(10,247)
Shares withheld for taxes, net of stock issued to employees	(3,254)	(3,905)	710
Excess tax benefits from share-based compensation	4,992	3,236	2,725
Repurchase and retirement of common stock	(24,911)	(6,894)	—
Dividends paid	(13,184)	(12,071)	(10,764)
Net cash used in financing activities	(36,413)	(19,773)	(17,576)
Increase (decrease) in cash and cash equivalents	9,682	24,315	(8,629)
Effect of exchange rates on cash	(1,397)	(595)	(673)
Cash and cash equivalents at beginning of year	52,185	28,465	37,767
Cash and cash equivalents at end of period	$60,470	$52,185	$28,465
Noncash Activity
Capital expenditures in accounts payable	$2,737	$2,656	$761

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

(In thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at March 2, 2013	28,514	$9,505	$119,759	$214,609	$(761)	$761	$(7,081)
Net earnings	—	—	—	27,986	—	—	—
Unrealized loss on marketable securities, net of $46 tax benefit	—	—	—	—	—	—	(83)
Unrealized gain on foreign currency hedge, net of $183 tax expense	—	—	—	—	—	—	320
Unrealized gain on pension obligation, net of $10 tax expense	—	—	—	—	—	—	19
Foreign currency translation adjustments	—	—	—	—	—	—	(6,135)
Issuance of stock, net of cancellations	245	82	(54)	17	(30)	30	—
Share-based compensation	—	—	4,661	—	—	—	—
Tax benefit associated with stock plans	—	—	2,598	—	—	—	—
Exercise of stock options	328	109	4,150	—	—	—	—
Other share retirements	(129)	(43)	(544)	(3,007)	—	—	—
Cash dividends ($0.370 per share)	—	—	—	(10,764)	—	—	—
Balance at March 1, 2014	28,958	$9,653	$130,570	$228,841	$(791)	$791	$(12,960)
Net earnings	—	—	—	50,516	—	—	—
Unrealized gain on marketable securities, net of $88 tax expense	—	—	—	—	—	—	163
Unrealized loss on foreign currency hedge, net of $36 tax benefit	—	—	—	—	—	—	(62)
Unrealized loss on pension obligation, net of $830 tax benefit	—	—	—	—	—	—	(1,458)
Foreign currency translation adjustments	—	—	—	—	—	—	(8,003)
Issuance of stock, net of cancellations	304	101	(47)	28	(10)	10	—
Share-based compensation	—	—	4,793	—	—	—	—
Tax benefit associated with stock plans	—	—	3,293	—	—	—	—
Exercise of stock options	146	49	1,190	—	—	—	—
Share repurchases	(203)	(68)	(965)	(5,861)	—	—	—
Other share retirements	(155)	(52)	(259)	(4,915)	—	—	—
Cash dividends ($0.410 per share)	—	—	—	(12,071)	—	—	—
Balance at February 28, 2015	29,050	$9,683	$138,575	$256,538	$(801)	$801	$(22,320)
Net earnings	—	—	—	65,342	—	—	—
Unrealized gain on marketable securities, net of $38 tax expense	—	—	—	—	—	—	73
Unrealized gain on pension obligation, net of $347 tax expense	—	—	—	—	—	—	610
Foreign currency translation adjustments	—	—	—	—	—	—	(9,734)
Issuance of stock, net of cancellations	102	34	114	—	(36)	36	—
Share-based compensation	—	—	4,923	—	—	—	—
Tax benefit associated with stock plans	—	—	3,856	—	—	—	—
Exercise of stock options	200	67	1,539	—	—	—	—
Share repurchases	(575)	(192)	(2,996)	(21,723)	—	—	—
Other share retirements	(93)	(31)	(483)	(4,496)	—	—	—
Cash dividends ($0.455 per share)	—	—	—	(13,184)	—	—	—
Balance at February 27, 2016	28,684	$9,561	$145,528	$282,477	$(837)	$837	$(31,371)
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Related Data

Basis of Consolidation. The consolidated financial statements include the balances of Apogee Enterprises, Inc. and its subsidiaries (Apogee, the Company or we) after elimination of intercompany balances and transactions. We consolidate variable interest entities where it has been determined that the Company is the primary beneficiary of those entities' operations.

Fiscal Year. Our fiscal year ends on the Saturday closest to the last day of February, or as determined by the Board of Directors. Fiscal 2016, 2015 and 2014 each consisted of 52 weeks. Our Brazilian subsidiary follows a calendar year-end and is consolidated on a two-month lag.

Accounting Estimates. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Cash Equivalents. Highly liquid investments with an original maturity of three months or less are included in cash equivalents and are stated at cost, which approximates fair value.

Inventories. Inventories, which consist primarily of purchased glass and aluminum, are valued at lower of cost or market using the first-in, first-out (FIFO) method. Our manufacturing operations recognize costs of sales using standard costs with full overhead absorption, which generally approximates actual cost.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Significant improvements and renewals that extend the useful life of the asset are capitalized. Repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in selling, general and administrative expenses. Depreciation is computed on a straight-line basis, based on the following estimated useful lives:

Years
Buildings and improvements	15 to 25
Machinery and equipment	3 to 15
Office equipment and furniture	3 to 10

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. We evaluate goodwill for impairment annually at our year-end, or more frequently if impairment indicators exist. Step one of the process compares the fair value of each of our reporting units to carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill impairment is not indicated. We have seven business units which each represent a reporting unit for the goodwill impairment analysis. Based on our analysis, the estimated fair value of each reporting unit exceeded its carrying value and, therefore, goodwill impairment was not indicated. In all periods presented, we have followed a consistent discounted cash flow methodology in order to evaluate goodwill for impairment.

Intangible assets with defined useful lives are amortized based on estimated useful lives ranging from three to 20 years. The remaining useful lives of all intangible assets are reviewed annually, and we have determined that the remaining lives were appropriate.
Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If impairment indicators are present and the estimated undiscounted future cash flows are less than the carrying value of the assets, the carrying values would be reduced to the estimated fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate.

Self-Insurance. We obtain commercial insurance for potential losses for general liability, employment practices, workers' compensation, automobile liability, architect's and engineer's errors and omissions risk, product rework and other miscellaneous coverages. A substantial portion of this risk is retained on a self-insured basis through our wholly-owned insurance subsidiary. We establish a reserve for estimated ultimate losses on reported claims and those incurred but not yet reported utilizing actuarial projections. Reserves are classified within accrued or long-term self-insurance reserves based on expectations of when the estimated loss will be paid.

Additionally, we maintain a self-insurance reserve for health insurance programs offered to eligible employees, included within accrued self-insurance reserves. The reserve includes an estimate for losses on reported claims as well as for amounts incurred but not yet reported, based on historical trends.

Warranty. We are subject to claims associated with our products and services, principally as a result of disputes with our customers involving the performance or aesthetics of our architectural products and services. We reserve estimated exposures on known claims, as well as on a portion of anticipated claims for product warranty and rework costs based on historical product liability claims as a ratio of sales. Our warranty reserves are included in other current and non-current liabilities based on the estimated timing of dispute resolution.

Environmental Liability. We recognize environmental clean-up liabilities on an undiscounted basis when loss is probable and can be reasonably estimated based upon estimates by specialists and applicable law. Such estimates are based primarily upon the estimated cost of investigation and remediation required, and the likelihood that, where applicable, other potentially responsible parties will not be able to fulfill their commitments at the sites where the Company may be jointly and severally liable. The reserve for environmental liabilities is included in other current and non-current liabilities in the consolidated balance sheets.

Foreign Currency. The financial statements of subsidiaries located outside of the U.S. are measured in their functional currency, which is local currency. Assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Income and expense items are translated using average monthly exchange rates. Translation adjustments are included in accumulated other comprehensive loss in the consolidated balance sheets.

Revenue Recognition. We recognize revenue when title has transferred, except within our Architectural Services segment, which enters into fixed-price installation contracts. These contracts are typically performed over a 12- to 18-month timeframe, and we record revenue for these contracts on a percentage-of-completion basis as we are able to reasonably estimate total contract revenue and total contract costs. We compare the total costs incurred to date to the total estimated costs for the contract, and record that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe utilizing the cost-to-cost method for revenue recognition provides the greatest degree of accuracy in measuring revenue throughout the contract period. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in contract revenue only upon customer approval. Approximately 25 percent of our consolidated net sales in fiscal 2016 and 2015, and 26 percent in 2014, were recorded on a percentage-of-completion basis.

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

Shipping and Handling. All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue. Costs incurred by the Company for shipping and handling are reported as cost of sales.

Research and Development. Research and development costs are expensed as incurred within selling, general and administrative expenses, and were $8.0 million, $6.5 million and $7.8 million for fiscal 2016, 2015 and 2014, respectively. Of these amounts, $2.4 million, $2.4 million and $2.1 million, respectively, were focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and are included in cost of sales.

Advertising. Advertising costs are expensed as incurred and were $1.2 million in fiscal 2016, $1.1 million in fiscal 2015, and $1.2 million in fiscal 2014, and they are included in selling, general and administrative expenses.

Income Taxes. The Company recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. See Note 13 for additional information regarding income taxes.

Subsequent Events. We have evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events that required recognition or disclosure in the consolidated financial statements.

New Accounting Standards. In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016. We are currently evaluating the impact this standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which provides for a comprehensive change to lease accounting. The new standard requires that a lessee recognize a lease obligation liability and a right to use asset for virtually all leases of property, plant and equipment, subsequently amortized over the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, with a modified retrospective transition. We are currently evaluating the impact this standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the balance sheet. The new standard is effective for fiscal years beginning after December 15, 2016, and may be applied prospectively or retrospectively, with early adoption permitted. We plan to adopt this standard in the first quarter of our fiscal 2017 and do not expect this to have a significant impact on our consolidated balance sheet.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Under the new standard, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, Apogee's fiscal 2019. We are currently evaluating the impact this standard will have on our consolidated financial statements.

2.	Working Capital

Receivables

(In thousands)	2016	2015
Trade accounts	$102,627	$111,494
Construction contracts	41,631	33,582
Contract retainage	28,249	24,547
Other receivables	2,822	5,242
Total receivables	175,329	174,865
Less allowance for doubtful accounts	(2,497)	(3,242)
Net receivables	$172,832	$171,623

Inventories

(In thousands)	2016	2015
Raw materials	$21,404	$19,761
Work-in-process	9,958	14,385
Finished goods	25,486	23,076
Costs and earnings in excess of billings on uncompleted contracts	6,538	4,186
Total inventories	$63,386	$61,408

Other Current Liabilities

(In thousands)	2016	2015
Warranties	$14,666	$10,022
Taxes, other than income taxes	5,058	5,203
Unearned revenue	533	1,266
Volume discounts	837	1,145
Current portion of deferred gain on sale leaseback	507	1,015
Current portion of long-term compensation plans	840	841
Other	6,898	6,109
Total other current liabilities	$29,339	$25,601

3.	Marketable Securities

We hold the following marketable securities, all classified as available for sale:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
February 27, 2016
Mutual fund	$30,178	$—	$(55)	$30,123
Municipal bonds	12,393	285	(109)	12,569
Total marketable securities	$42,571	$285	$(164)	$42,692
February 28, 2015
Municipal bonds	$10,973	$127	$(118)	$10,982
Total marketable securities	$10,973	$127	$(118)	$10,982

We are invested in a mutual fund holding short-term government securities as a means of deploying excess cash generated from operations while preserving liquidity.

We have a wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), which holds our municipal bonds. Prism insures a portion of our general liability, workers' compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism's obligations under the reinsurance agreement.

We test for other-than-temporary losses on a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. We consider the unrealized losses indicated above to be temporary in nature. We intend to hold our investments until the full principal amount can be recovered, and we have the ability to do so based on other sources of liquidity.

The following table presents the length of time that our securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of February 27, 2016:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$—	$—	$1,345	$(109)	$1,345	$(109)

The amortized cost and estimated fair values of our municipal bonds at February 27, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$50	$50
Due after one year through five years	3,853	3,903
Due after five years through 10 years	7,198	7,428
Due after 10 years through 15 years	1,292	1,188
Total	$12,393	$12,569

Gross realized gains and losses were insignificant for all periods presented and are included in other income (expense), net in our consolidated results of operations.

4.	Fair Value Measurements

Financial assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement: Level 1 (unadjusted quoted prices in active markets for identical assets or liabilities); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data). We do not have any Level 3 assets or liabilities.

Financial assets and liabilities measured at fair value are summarized below:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
February 27, 2016
Cash equivalents
Money market funds	$23,199	$—	$23,199
Commercial paper	—	29,774	29,774
Total cash equivalents	23,199	29,774	52,973
Short-term securities
Mutual fund	30,123	—	30,123
Municipal bonds	—	50	50
Total short-term securities	30,123	50	30,173
Long-term securities
Municipal bonds	—	$12,519	12,519
Total assets at fair value	$53,322	$42,343	$95,665

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
February 28, 2015
Cash equivalents
Money market funds	$34,386	$—	$34,386
Short-term securities
Municipal bonds	—	327	327
Long-term securities
Mutual funds	305	—	305
Municipal bonds	—	10,655	10,655
Total assets at fair value	$34,691	$10,982	$45,673

Cash equivalents
Fair value of money market funds was determined based on quoted prices for identical assets in active markets. Commercial paper was measured at fair value using inputs based on quoted prices for similar securities in active markets.

Short- and long-term securities
Mutual funds were measured at fair value based on quoted prices for identical assets in active markets.

Municipal bonds were measured at fair value based on market prices from recent trades of similar securities and are classified as short-term or long-term based on maturity date.

5.	Property, Plant and Equipment

(In thousands)	2016	2015
Land	$8,827	$9,054
Buildings and improvements	149,685	142,833
Machinery and equipment	296,388	279,172
Office equipment and furniture	48,805	49,849
Construction in progress	18,384	11,695
Total property, plant and equipment	522,089	492,603
Less accumulated depreciation	(319,627)	(299,063)
Net property, plant and equipment	$202,462	$193,540

Depreciation expense was $29.8 million, $27.5 million and $24.8 million in fiscal 2016, 2015 and 2014, respectively.

6.	Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reporting segment is as follows:

(In thousands)	Architectural Glass	Architectural Services	Architectural Framing Systems	Large-Scale Optical	Total
Balance at March 1, 2014	$26,628	$1,120	$39,716	$10,557	$78,021
Foreign currency translation	(273)	—	(1,891)	—	(2,164)
Balance at February 28, 2015	26,355	1,120	37,825	10,557	75,857
Foreign currency translation	(716)	—	(1,145)	—	(1,861)
Balance at February 27, 2016	$25,639	1,120	36,680	$10,557	$73,996

No goodwill impairment has been recorded in fiscal 2016, 2015 or 2014.

The following tables provide the gross carrying amount of other intangible assets and related accumulated amortization:

	February 27, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Definite-lived intangible assets:
Debt issue costs	$3,677	$(2,758)	$—	$919
Non-compete agreements	6,673	(6,419)	(16)	238
Customer relationships	24,174	(12,737)	(1,162)	10,275
Trademarks and other intangibles	8,213	(3,271)	(431)	4,511
Total definite-lived intangible assets	$42,737	$(25,185)	$(1,609)	$15,943
Indefinite-lived intangible assets:
Trademarks	$4,239	$—	$(320)	$3,919
Total intangible assets	$46,976	$(25,185)	$(1,929)	$19,862

	February 28, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Definite-lived intangible assets:
Debt issue costs	$3,668	$(2,560)	$—	$1,108
Non-compete agreements	6,690	(6,364)	(10)	316
Customer relationships	25,677	(11,932)	(1,315)	12,430
Trademarks and other intangibles	8,275	(2,920)	(168)	5,187
Total definite-lived intangible assets	$44,310	$(23,776)	$(1,493)	$19,041
Indefinite-lived intangible assets:
Trademarks	$4,768	$—	$(529)	$4,239
Total intangible assets	$49,078	$(23,776)	$(2,022)	$23,280

Amortization expense on definite-lived intangible assets was $1.6 million, $2.1 million and $1.9 million in fiscal 2016, 2015 and 2014, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. Estimated future amortization expense for definite-lived intangible assets is as follows:

(In thousands)	2017	2018	2019	2020	2021
Estimated amortization expense	$1,589	$1,525	$1,465	$1,354	$1,168

7.	Debt

Debt consists of $20.4 million of industrial revenue bonds, which mature in fiscal years 2021 through 2043. The fair value of the industrial revenue bonds approximates carrying value at February 27, 2016, due to the variable interest rates on these instruments. The bonds would be considered classified as Level 2 within the fair value hierarchy described in Note 4.

We maintain a $125.0 million committed revolving credit facility that expires in December 2019. No borrowings were outstanding under the credit facility as of February 27, 2016 or February 28, 2015. At February 27, 2016, the Company was in compliance with all financial covenants as provided below:

Debt covenant financial ratios	Maximum	Company's ratio
Debt-to-EBITDA ratio	3.00	0.16
	Minimum	Company's net worth
Net worth calculation (in millions)	$356.7	406.2

Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. If the Company is not in compliance with either of these covenants, our credit facility may be terminated and/or any amounts then outstanding may be declared immediately due and payable. We have the ability to issue letters of credit of up to $40.0 million under this credit facility, the outstanding amounts of which decrease the available commitment. At both February 27, 2016 and February 28, 2015, $101.5 million was available under this credit facility.

We also maintain a $4.0 million Canadian dollar revolving demand facility available to our Canadian operation. No borrowings were outstanding under the facility as of February 27, 2016 or February 28, 2015. Borrowings under the facility are made available at the sole discretion of the lender and are payable on demand, with interest at rates specified in the credit agreement for the demand facility.

Debt maturities and other selected information are as follows:

(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Maturities	$—	$—	$—	$—	$5,400	$15,000	$20,400

(In thousands, except percentages)	2016	2015
Average daily borrowings during the year	$21,730	$21,260
Maximum borrowings outstanding during the year	22,480	22,600
Weighted average interest rate during the year	0.29%	0.30%

(In thousands)	2016	2015	2014
Interest on debt	$544	$581	$895
Other interest expense	49	343	364
Interest expense	$593	$924	$1,259

Interest payments were $0.5 million in fiscal 2016, $0.8 million in fiscal 2015 and $0.7 million in fiscal 2014.

8.	Other Non-Current Liabilities

(In thousands)	February 27, 2016	February 28, 2015
Retirement plan obligations	$9,992	$11,186
Deferred benefit from New Markets Tax Credit	10,741	10,741
Deferred compensation plan	4,814	4,052
Deferred gain on sale leaseback arrangements	1,818	1,818
Other	9,549	10,855
Total other non-current liabilities	$36,914	$38,652

9.	Employee Benefit Plans

401(k) Retirement Plan
The Company sponsors a single 401(k) retirement plan covering substantially all full-time non-union employees, as well as union employees at two of its manufacturing facilities. Under the plan, employees are allowed to contribute up to 60 percent of eligible earnings to the plan, up to statutory limits. The Company contributes a match of 100 percent of the first one percent contributed and 50 percent of the next five percent contributed on eligible compensation that non-union employees contribute and according to contract terms for union employees. The Company match was $5.4 million in fiscal 2016, $4.7 million in fiscal 2015 and $4.2 million in fiscal 2014.

Deferred Compensation Plan
The Company maintains a plan that allows participants to defer compensation. The deferred compensation liability was $5.0 million and $4.2 million at February 27, 2016 and February 28, 2015, respectively. The Company has investments in corporate-owned life insurance policies (COLI) of $4.8 million and mutual funds of $0.3 million with the intention of utilizing them as a long-term funding source for this plan. The COLI assets are recorded at their net cash surrender values and are included in other non-current assets in the consolidated balance sheet.

Plans under Collective Bargaining Agreements
We contribute to various multi-employer union retirement plans, which provide retirement benefits to the majority of our union employees; none of the plans are considered significant. The total contribution to these plans in fiscal 2016, 2015 and 2014 was $3.6 million, $4.3 million and $3.7 million, respectively.

Pension Plan
The Company sponsors the Tubelite Inc. Hourly Employees' Pension Plan (Tubelite Plan), a defined-benefit pension plan that was frozen to new entrants in fiscal 2004, with no additional benefits accruing to plan participants after such time.

Officers' Supplemental Executive Retirement Plan (SERP)
The Company sponsors an unfunded SERP for the benefit of certain executives, a defined-benefit pension plan that was frozen to new entrants in fiscal 2009, with no additional benefits accruing to plan participants after such time.

Obligations and Funded Status of Defined-Benefit Pension Plans
The following tables present reconciliations of the benefit obligation of the defined-benefit pension plans and the funded status of the defined-benefit pension plans. The Tubelite plan uses a measurement date as of the calendar month-end closest to our fiscal year-end, while the SERP uses a measurement date aligned with our fiscal year-end.

(In thousands)	2016	2015
Change in projected benefit obligation
Benefit obligation beginning of period	$16,253	$14,274
Interest cost	566	550
Actuarial (gain) loss	(907)	2,424
Benefits paid	(1,012)	(995)
Benefit obligation at measurement date	$14,900	$16,253
Change in plan assets
Fair value of plan assets beginning of period	$4,419	$4,430
Actual return on plan assets	(62)	134
Company contributions	916	850
Benefits paid	(1,012)	(995)
Fair value of plan assets at measurement date	$4,261	$4,419
Underfunded status	$(10,639)	$(11,834)

The underfunded status of our plans is recognized in the consolidated balance sheets as:

(In thousands)	2016	2015
Current liabilities	$(647)	$(648)
Other non-current liabilities	(9,992)	(11,186)
Total	$(10,639)	$(11,834)

The following is included in accumulated other comprehensive loss and has not yet been recognized as a component of net periodic benefit cost:

(In thousands)	2016	2015
Net actuarial loss	$5,899	$6,857
Accumulated other comprehensive loss	$5,899	$6,857

The amount recognized in comprehensive earnings, net of tax expense, is as follows:

(In thousands)	2016	2015
Net actuarial (gain) loss	$(610)	$1,458
Total	$(610)	$1,458

Components of the defined-benefit pension plans' net periodic benefit cost are as follows:

(In thousands)	2016	2015	2014
Interest cost	$566	$550	$538
Expected return on assets	(137)	(171)	(183)
Amortization of unrecognized net loss	249	172	163
Net periodic benefit cost	$678	$551	$518

Total net periodic pension benefit cost is expected to be approximately $0.7 million in fiscal 2017. The estimated net actuarial loss for the defined-benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for fiscal 2017 is $0.2 million, net of tax benefit.

Additional Information

Assumptions

Benefit Obligation Weighted-Average Assumptions	2016	2015	2014
Discount rate	3.85%	3.60%	4.00%

Net Periodic Benefit Expense Weighted-Average Assumptions	2016	2015	2014
Discount rate	3.60%	4.00%	3.75%
Expected long-term rate of return on assets	2.00%	4.50%	4.50%

Discount rate. The discount rate reflects the current rate at which the defined-benefit plans' pension liabilities could be effectively settled at the end of the year based on the measurement date. The discount rate was determined by matching the expected benefit payments to payments from the Principal Discount Yield Curve. There are no known or anticipated changes in the discount rate assumption that will have a significant impact on pension expense in fiscal 2017.

Expected return on assets. To develop the expected long-term rate of return on assets, we considered historical long-term rates of return achieved by the plan investments, the plan's investment strategy, and current and projected market conditions.

In accordance with its policy, during fiscal 2016, the assets of the Tubelite plan were invested in a short-term bond fund and carried at fair value based on prices from recent trades of similar securities, which would be classified as Level 2 in the valuation hierarchy. Prior to this strategy change, the assets were invested in a long-term bond fund.

We do not maintain assets intended for the future use of the SERP.

Contributions
Pension contributions to the plans for each of fiscal 2016 and 2015 totaled $0.9 million, which equaled or exceeded the minimum funding requirement.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans:

(In thousands)
Fiscal 2017	$1,017
Fiscal 2018	1,004
Fiscal 2019	1,031
Fiscal 2020	1,016
Fiscal 2021	1,001
Fiscal 2022-2026	4,676

Employee Stock Purchase Plan
The Company also sponsors an employee stock purchase plan into which employees may contribute up to $500 per week on an after-tax basis. The Company contributes a match of 15 percent of the employee contribution. Contributions and matching funds are used to purchase shares of Company stock on the open market. The Company match to this plan was $0.1 million in each of fiscal 2016, 2015 and 2014.

10.Commitments and Contingent Liabilities

Operating lease commitments. As of February 27, 2016, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

(In thousands)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Total minimum payments	$8,329	$7,773	$7,068	$5,775	$3,319	$2,663	$34,927

Total rental expense, including operating leases and short-term equipment rentals, was $15.5 million, $18.7 million and $15.4 million in fiscal 2016, 2015 and 2014, respectively.

At February 27, 2016, we had one sale and leaseback agreement for equipment that provides an option to purchase the equipment at projected future fair market value upon expiration of the lease in 2021. The lease is classified as an operating lease in accordance with applicable financial accounting standards. The Company has a deferred gain of $2.3 million under the sale and leaseback transaction, which is included in the balance sheet as other current and non-current liabilities. The average annual lease payment over the remaining life of the lease is $1.0 million.

Bond commitments. In the ordinary course of business, predominantly in the Company’s Architectural Services segment, the Company is required to provide surety or performance bonds that commit payments to its customers for any non-performance. At February 27, 2016, $134.5 million of the Company’s backlog was bonded by performance bonds with a face value of $328.6 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to make any payments related to these performance-based bonds with respect to any of its current portfolio of businesses.

Warranties. We accrue for warranty and claim costs as a percentage of sales based on historical trends and for specific sales credits as they become known and estimable. Actual warranty and claim costs are deducted from the accrual when paid. Factors that could have an impact on the warranty accrual in any given period include the following: changes in manufacturing quality, shifts in product mix and any significant changes in sales volume. A warranty rollforward is provided below:

(In thousands)	2016	2015
Balance at beginning of period	$11,275	$11,978
Additional accruals	8,214	6,482
Claims paid	(3,149)	(7,185)
Balance at end of period	$16,340	$11,275

Letters of credit. At February 27, 2016, we had ongoing letters of credit related to construction contracts and certain industrial revenue bonds. The total value of letters of credit under which we were obligated as of February 27, 2016 was approximately $23.5 million, all of which have been issued under our credit facility. Our total availability under our $125.0 million credit facility is reduced by borrowings under the credit facility and also by letters of credit issued under the credit facility.

Purchase obligations. Purchase obligations for raw material commitments and capital expenditures totaled $245.0 million as of February 27, 2016.

Environmental liability. In fiscal 2008, we acquired one manufacturing facility which has certain historical environmental conditions. We are working to remediate these conditions, which are being conducted without significant disruption to our operations. Our liability for these remediation activities was $1.6 million and $1.8 million at February 27, 2016 and February 28, 2015, respectively.

New Markets Tax Credit transaction. In fiscal 2014, we entered into a transaction with JP Morgan Chase (JPM) related to an investment in plant and equipment within the Architectural Glass segment (the Project) whereby we received $7.8 million of cash from a qualified New Markets Tax Credit transaction (NMTC). The NMTC is intended to induce investment in underserved and impoverished areas of the U.S.

In exchange for substantially all of the benefits derived from the tax credits, JPM contributed $10.7 million into the Project. JPM does not have a material interest in the underlying economics of the Project. As a result of the transaction structure, the entities created under this transaction were determined to be variable-interest entities and have been consolidated.

Based on our contractual obligation to deliver tax benefits to JPM, we have included the value of JPM’s contribution in other non-current liabilities within our consolidated balance sheets. The NMTC is subject to 100 percent recapture for a period of seven years. Proceeds received in exchange for the transfer of the tax credits are expected to be recognized as earnings in fiscal 2021, if the expected tax benefits are delivered without risk of recapture to JPM and our performance obligation is relieved.

Direct and incremental costs incurred in structuring the arrangement have been deferred and will be recognized in proportion to the recognition of the related profits. These costs amounted to $3.3 million and are included in other non-current assets on our consolidated balance sheet.

Litigation. The Company is a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply and services industry, the Company’s construction supply and services businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company is subject to litigation arising out of general liability, employment practices, workers' compensation and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

11.	Shareholders' Equity

A class of 200,000 shares of junior preferred stock with a par value of $1.00 is authorized, but unissued.

Share Repurchases
During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors subsequently increased this authorization by 750,000 shares in fiscal 2008; by 1,000,000 shares in fiscal 2009; and by another 1,000,000 shares in fiscal 2016. The Company repurchased 575,000 shares under the program during fiscal 2016, for a total cost of $24.9 million. During fiscal 2015, the Company repurchased 203,509 shares under the program, for a total cost of $6.9 million. There were no share repurchases during fiscal 2014. The Company has repurchased a total of 3,057,632 shares, at a total cost of $61.5 million, since the inception of this program and has remaining authority to repurchase 1,192,368 shares under this program, which has no expiration date.

In addition to the shares repurchased according to this repurchase plan, during fiscal 2016, 2015 and 2014, the Company also withheld $5.1 million, $5.2 million and $3.6 million, respectively, of Company stock from employees in order to satisfy stock-for-stock option exercises or tax obligations related to stock-based compensation, pursuant to terms of board and shareholder-approved compensation plans.

Accumulated Other Comprehensive Loss
The following summarizes the accumulated other comprehensive loss, net of tax at February 27, 2016 and February 28, 2015:

(In thousands)	2016	2015
Net unrealized gain on marketable securities	$79	$6
Pension liability adjustments	(3,758)	(4,368)
Foreign currency translation adjustments	(27,692)	(17,958)
Total accumulated other comprehensive loss	$(31,371)	$(22,320)

12.	Share-Based Compensation

We have a 2009 Stock Incentive Plan and a 2009 Non-Employee Director Stock Incentive Plan (the Plans) which provide for the issuance of 1,888,000 and 350,000 shares, respectively, for various forms of stock-based compensation to employees and non-employee directors. Awards under these Plans may be in the form of incentive stock options, nonstatutory options or stock-settled stock appreciation rights (SARs) and are granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. We also issue nonvested share awards and nonvested share unit awards under the Plans. Issued SARs vest over a three-year period and options issued to non-employee directors vest at the end of six months, both with a 10-year term. Nonvested share awards and nonvested share unit awards generally vest over a two, three or four-year period.

We had a 2002 Omnibus Stock Incentive Plan, which was terminated in June 2009; no new grants may be made under this plan, although exercises of SARs and options previously granted thereunder will still occur in accordance with the terms of the various grants.

Total stock-based compensation expense under all Plans included in the results of operations was $4.9 million for fiscal 2016, $4.8 million for fiscal 2015 and $4.7 million for 2014.

Stock Options and SARs
There were no stock options or SARs issued in any fiscal year presented. The following table summarizes activity for the year ended February 27, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at February 28, 2015	624,095	$11.92
Awards exercised	(220,381)	12.10
Outstanding and exercisable at February 27, 2016	403,714	$11.81	4.5 Years	$11,140,783

Cash proceeds from the exercise of stock options were $1.6 million, $1.2 million and $4.2 million for fiscal 2016, 2015 and 2014, respectively. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $7.5 million in fiscal 2016, $4.6 million in fiscal 2015 and $6.2 million in fiscal 2014. The tax benefit realized for tax deductions from option exercises totaled $3.9 million, $3.3 million and $2.6 million for fiscal 2016, 2015 and 2014, respectively.

Nonvested Share Awards and Units
The following table summarizes nonvested share activity for fiscal 2016:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
February 28, 2015	400,708	$23.49
Granted	118,563	52.80
Vested	(237,457)	21.49
Canceled	(6,357)	38.94
February 27, 2016	275,457	$37.48

At February 27, 2016, there was $6.3 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 21 months. The total fair value of shares vested during fiscal 2016 was $12.3 million.

13.	Income Taxes

Earnings before income taxes consisted of the following:

(In thousands)	2016	2015	2014
U.S.	$100,859	$59,898	$36,700
International	(3,535)	5,101	3,066
Earnings before income taxes	$97,324	$64,999	$39,766

The components of income tax expense (benefit) for each of the last three fiscal years are as follows:

(In thousands)	2016	2015	2014
Current:
Federal	$35,888	$7,328	$15,711
State and local	2,866	1,198	1,440
International	(636)	1,790	1,437
Total current	$38,118	$10,316	$18,588
Deferred:
Federal	$(5,403)	$4,738	$(4,549)
State and local	(512)	(363)	(378)
International	(224)	(101)	(353)
Total deferred	$(6,139)	$4,274	$(5,280)
Total non-current tax benefit	$3	$(107)	$(1,528)
Total income tax expense	$31,982	$14,483	$11,780

Income tax payments, net of refunds were $25.9 million, $11.3 million and $12.9 million in fiscal 2016, 2015 and 2014, respectively.

The following table provides a reconciliation of the statutory federal income tax rate to our consolidated effective tax rates:

	2016	2015	2014
Federal income tax expense at statutory rate	35.0%	35.0%	35.0%
Manufacturing deduction	(3.4)	(2.3)	(3.5)
State and local income taxes, net of federal tax benefit	1.6	1.2	0.9
Tax credits - research & development	(0.8)	(1.1)	(1.6)
Tax credits - 48C	—	(9.9)	—
Nondeductible acquisition costs	—	—	0.3
Tax reserve adjustments - statute expirations and benefits recognized	—	(0.2)	(2.2)
Change in valuation allowance	—	0.1	0.4
Other, net	0.5	(0.5)	0.3
Income tax expense	32.9%	22.3%	29.6%

In fiscal 2015, the Company recognized approximately $6.4 million of tax benefit from an energy-efficient investment credit under Section 48C of the U.S. Internal Revenue Code, upon successful start-up and commercial production of coatings on our new architectural glass coater. The tax credit was awarded in 2011 by the U.S. Internal Revenue Service (IRS) in cooperation with the Department of Energy as part of the American Reinvestment and Recovery Act to incent energy-efficient investments throughout the U.S.

In fiscal 2016, 2015 and 2014, tax benefits associated with stock-based incentive plans were $3.9 million, $3.3 million and $2.6 million, respectively. These benefits impacted additional paid-in capital directly and were not reflected in the determination of income tax expense or benefit.

Deferred tax assets and deferred tax liabilities at February 27, 2016 and February 28, 2015 are as follows:

	2016		2015
(In thousands)	Current	Noncurrent	Current	Noncurrent
Accounts receivable	$825	$—	$1,022	$—
Other accruals	2,968	1,281	2,872	1,212
Deferred compensation	554	12,594	419	11,250
Goodwill and other intangibles	18	(7,615)	21	(7,994)
Depreciation	—	(17,354)	(853)	(20,544)
Liability for unrecognized tax benefits	—	2,797	—	2,784
Net operating losses	—	2,945	—	3,084
Valuation allowance on net operating losses	(2,194)	(306)	(2,149)	(442)
Other	(351)	686	27	(2)
Deferred tax assets (liabilities)	$1,820	$(4,972)	$1,359	$(10,652)

The Company has net operating loss carryforwards in certain U.S. state jurisdictions with a tax effect of $3.5 million. A valuation allowance of $2.5 million has been established for these net operating loss carryforwards due to the uncertainty of our ability to use the tax benefits in future periods.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2013, or state and local income tax examinations for years prior to fiscal 2009. The Company is not currently under U.S. federal examination for years subsequent to fiscal 2012, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The Company considers the earnings of its non-U.S. subsidiaries to be indefinitely invested outside of the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and specific plans for reinvestment of those subsidiary earnings. Should the Company decide to repatriate the foreign earnings, it would need to adjust the income tax provision in the period during which it was determined that the earnings will no longer be indefinitely invested outside the U.S.

If we were to prevail on all unrecognized tax benefits recorded, $2.7 million for fiscal 2016 and $2.6 million for each of fiscal 2015 and fiscal 2014 would benefit the effective tax rate. Also included in the balance of unrecognized tax benefits for fiscal 2016, 2015 and 2014, are $1.8 million, $1.9 million and $1.8 million, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. During fiscal 2016, our accrual of $0.5 million for penalties and interest related to unrecognized tax benefits was consistent with the prior year. During fiscal 2015 and 2014, respectively, we reduced our accrual for penalties and interest by $0.3 million and $0.5 million, resulting in reserve balances of $0.5 million and $0.8 million at the end of fiscal 2015 and fiscal 2014, respectively.

The following table provides a reconciliation of the total amounts of gross unrecognized tax benefits:

(In thousands)	2016	2015	2014
Gross unrecognized tax benefits at beginning of year	$4,491	$4,431	$5,516
Gross increases in tax positions for prior years	60	261	44
Gross decreases in tax positions for prior years	(158)	(276)	(616)
Gross increases based on tax positions related to the current year	526	508	326
Gross decreases based on tax positions related to the current year	(33)	(21)	(40)
Settlements	—	(93)	(84)
Statute of limitations expiration	(374)	(319)	(809)
Unrecognized tax benefits acquired	—	—	94
Gross unrecognized tax benefits at end of year	$4,512	$4,491	$4,431

The total liability for unrecognized tax benefits is expected to decrease by approximately $0.9 million during fiscal 2017 due to audit settlements and lapsing of statutes.

14.	Earnings per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding, including the dilutive effects of stock options, SARs and nonvested shares. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

(In thousands)	2016	2015	2014
Basic earnings per share - weighted average common shares outstanding	29,058	28,763	28,483
Weighted average effect of nonvested share grants and assumed exercise of stock options	317	611	891
Diluted earnings per share - weighted average common shares and potential common shares outstanding	29,375	29,374	29,374
Stock options excluded from the calculation of earnings per share because the exercise price was greater than the average market price of the common shares	—	—	—

15.Business Segment Data

We have four reporting segments:

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

•
The Architectural Framing Systems segment designs, engineers, fabricates and finishes the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial, institutional and high-end multi-family residential buildings. We have aggregated four operating segments into this reporting segment based on their similar products, customers, distribution methods, production processes and economic characteristics.

•	The Large-Scale Optical Technologies (LSO) segment manufactures value-added glass and acrylic products for the custom picture framing and fine art markets.

(In thousands)	2016	2015	2014
Net Sales
Architectural glass	$377,713	$346,471	$293,810
Architectural services	245,935	230,650	203,351
Architectural framing systems	308,593	298,395	216,059
Large-scale optical	88,541	87,693	81,127
Intersegment elimination	(39,593)	(29,273)	(22,902)
Total	$981,189	$933,936	$771,445
Operating Income (Loss)
Architectural glass	$35,504	$16,431	$3,861
Architectural services	11,687	7,442	4,479
Architectural framing systems	31,911	21,808	14,930
Large-scale optical	22,963	21,954	21,252
Corporate and other	(4,672)	(4,050)	(4,237)
Total	$97,393	$63,585	$40,285
Depreciation and Amortization
Architectural glass	$14,397	$12,897	$11,624
Architectural services	1,274	1,375	1,421
Architectural framing systems	8,019	8,001	6,436
Large-scale optical	4,998	4,817	4,861
Corporate and other	2,560	2,333	2,208
Total	$31,248	$29,423	$26,550
Capital Expenditures
Architectural glass	$17,701	$12,307	$31,568
Architectural services	929	595	1,195
Architectural framing systems	19,166	9,238	7,008
Large-scale optical	1,962	3,500	546
Corporate and other	2,279	1,580	1,535
Total	$42,037	$27,220	$41,852
Identifiable Assets
Architectural glass	$215,571	$223,525	$209,102
Architectural services	81,574	68,930	66,567
Architectural framing systems	193,823	190,106	186,520
Large-scale optical	57,369	60,356	58,102
Corporate and other	109,103	69,140	49,704
Total	$657,440	$612,057	$569,995

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, the Company has determined that it is impractical to report product revenues generated by class of product beyond the segment revenues currently reported.

Segment operating income is equal to net sales less cost of sales and operating expenses. Operating income does not include interest expense or a provision for income taxes. Corporate and other includes miscellaneous corporate activity not allocable to our segments. Identifiable assets for Corporate and other include all short- and long-term available-for-sale securities.

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region.

(In thousands)	2016	2015	2014
Net Sales
United States	$923,018	$847,887	$718,881
Canada	39,324	50,807	15,850
Brazil	18,847	35,242	36,714
Total	$981,189	$933,936	$771,445
Long-Lived Assets
United States	$189,624	$178,048	$177,378
Canada	7,162	8,214	9,031
Brazil	5,676	7,278	7,537
Total	$202,462	$193,540	$193,946

Apogee's export net sales from U.S. operations of $79.5 million for fiscal 2016 were approximately 8 percent of consolidated net sales; export net sales of $72.7 million for fiscal 2015 were approximately 8 percent of consolidated net sales; and export sales of $52.5 million for fiscal 2014 were approximately 7 percent of consolidated net sales. All sales from Canada and Brazil were to customers outside the U.S.

16.	Quarterly Data (Unaudited)

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
Fiscal 2016
Net sales	$239,962	$240,754	$238,324	$262,149	$981,189
Gross profit	55,588	56,699	62,426	68,857	243,570
Net earnings	12,126	14,760	18,521	19,935	65,342
Earnings per share - basic	0.42	0.51	0.64	0.69	2.25
Earnings per share - diluted	0.41	0.50	0.63	0.69	2.22
Fiscal 2015
Net sales	$210,883	$231,945	$244,410	$246,698	$933,936
Gross profit	41,438	49,321	56,653	61,132	208,544
Net earnings	6,102	16,791	13,736	13,887	50,516
Earnings per share - basic	0.21	0.59	0.47	0.49	1.76
Earnings per share - diluted	0.21	0.57	0.47	0.47	1.72
Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding, and all other quarterly amounts may not equal the total year due to rounding.

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

Management's Annual Report on Internal Control Over Financial Reporting. The report of management required under this Item 9A is contained on page 23 in Item 8 of this Annual Report on Form 10-K under the caption “Management's Annual Report on Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained on page 25 in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

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

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Ethics and Conduct which applies to all of our employees and Board of Directors. The Code of Business Ethics and Conduct is published on our website at www.apog.com. Any amendments to the Code of Business Ethics and Conduct and waivers of the Code of Business Ethics and Conduct for our Chief Executive Officer and Chief Financial Officer will be published on our website.

The other information required by this item, other than the information set forth in Part I above under the heading “Executive Officers of the Registrant,” is set forth under the headings “Proposal 1: Election of Directors,” “Frequently Asked Questions - How Can A Shareholder Recommend or Nominate a Director Candidate?”, “Corporate Governance - Board Meetings and 2015 Annual Meeting of Shareholders,” “Corporate Governance - Board Committee Responsibilities, Meetings and Membership” and “Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 23, 2016, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end (our 2016 Proxy Statement). This information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation,” “Non-Employee Director Compensation, Historical Awards Under the Stock Incentive Plan” and "Equity Compensation Plan Information" in our 2016 Proxy Statement. This information is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” in our 2016 Proxy Statement. This information is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Board Independence” in our 2016 Proxy Statement. This information is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the headings “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm - Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in our 2016 Proxy Statement. This information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as a part of this report:

1.	Financial Statements - The consolidated financial statements listed below are set forth in Item 8 of Part II of this report.

Consolidated Balance Sheets as of February 27, 2016 and February 28, 2015

Consolidated Results of Operations for the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

Consolidated Statements of Comprehensive Earnings for the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

Consolidated Statements of Cash Flows for the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

Consolidated Statements of Shareholders' Equity for the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules - Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Deductions from Reserves(1)	Other Changes(2)	Balance at End of Period
Allowances for doubtful receivables
For the year ended February 27, 2016	$3,242	$—	$(197)	$493	$(55)	$2,497
For the year ended February 28, 2015	2,934	—	1,322	969	(45)	3,242
For the year ended March 1, 2014	2,493	832	408	721	(78)	2,934
(1) Net of recoveries
(2) Result of foreign currency effects

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.
Exhibits - Exhibits marked with an asterisk (*) identify each management contract or compensatory plan or arrangement. Exhibits marked with a pound sign (#) are filed herewith. The remainder of the exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference.

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
10.6*
Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of May 1, 2003). Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed on October 9, 2015.

10.7*
First Amendment of Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of May 1, 2003) dated February 27, 2009. Incorporated by reference to Exhibit 4.5 to Registrant's Registration Statement on Form S-8 filed on October 9, 2015.

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

10.16*	Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on October 17, 2006.
10.17*	First Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K filed on October 15, 2008.
10.18*	Second Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.8 to Registrant's Current Report on Form 8-K filed on March 4, 2009.
10.19*	Third Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed on January 6, 2011.
10.20*	Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 28, 2011.
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

10.23*
Restricted Stock Deferral Program under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as Amended and Restated (2014) (2015 Statement). Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 30, 2015.

10.24*
Form of Deferred Restricted Stock Unit Agreement under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as Amended and Restated (2014) (2015 Statement). Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on June 30, 2015.

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

10.27*	Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, effective January 1, 2011. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 12, 2010.
10.28*	First Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 1, 2014.
10.29*	Form of Change in Control Severance Agreement. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 3, 2011.
10.30*
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

10.33*
Form of Bonus Pool Award Agreement under the Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 5, 2014.

10.34*
Form of Performance Award Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 2, 2012.

10.35*	Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 27, 2012.
10.36*
Form of Retention Incentive Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed July 1, 2014.

10.37*
Form of Evaluation-Based Retention Agreement under the Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed July 1, 2014.

10.38*
Form of CEO Evaluation-Based Retention Incentive Agreement under the Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 6, 2015.

10.39
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

10.40
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 20, 2013, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders (as defined therein), and Wells Fargo Bank, National Association, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 25, 2013.

10.41
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 17, 2014, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders referred to therein, Wells Fargo Bank, National Association, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on December 23, 2014.

10.42
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

10.43*	Apogee Enterprises, Inc. 401(k) Retirement Plan, effective January 1, 2015. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed October 9, 2015.
21#	Subsidiaries of the Registrant.
23#	Consent of Deloitte & Touche LLP.
31.1#	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2#	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Apogee Enterprises, Inc.'s Annual Report on Form 10-K for the year ended February 27, 2016 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of February 27, 2016 and February 28, 2015, (ii) the Consolidated Results of Operations for the three years ended February 27, 2016, February 28, 2015 and March 1, 2014, (iii) the Consolidated Statements of Comprehensive Earnings for the three years ended February 27, 2016, February 28, 2015 and March 1, 2014, (iv) the Consolidated Statements of Cash Flows for the three years ended February 27, 2016, February 28, 2015 and March 1, 2104, (v) the Consolidated Statements of Shareholders' Equity for the years ended February 27, 2016, February 28, 2015 and March 1, 2014 and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 2016.

APOGEE ENTERPRISES, INC.

/s/ Joseph F. Puishys
Joseph F. Puishys
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 25, 2016.

Signature	Title	Signature	Title
/s/ Joseph F. Puishys	President, CEO and	/s/ James S. Porter	Executive Vice
Joseph F. Puishys	Director (Principal Executive Officer)	James S. Porter	President and CFO (Principal Financial and Accounting Officer)

/s/ Bernard P. Aldrich	Chairman	/s/ Robert J. Marzec	Director
Bernard P. Aldrich		Robert J. Marzec

/s/ Jerome L. Davis	Director	/s/ Donald A. Nolan	Director
Jerome L. Davis		Donald A. Nolan

/s/ Sara L. Hays	Director	/s/ Richard V. Reynolds	Director
Sara L. Hays		Richard V. Reynolds

/s/ John T. Manning	Director	/s/ Patricia K. Wagner	Director
John T. Manning		Patricia K. Wagner

		/s/ David E. Weiss	Director
David E. Weiss