Form 10-Q
period 2016-05-28
APOGEE ENTERPRISES, INC.
filed 2016-07-07
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 2016

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
As of July 6, 2016, 28,796,293 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except stock data)	May 28, 2016	February 27, 2016
Assets
Current assets
Cash and cash equivalents	$36,967	$60,470
Short-term available for sale securities	30,502	30,173
Receivables, net of allowance for doubtful accounts	186,606	172,832
Inventories	69,530	63,386
Deferred tax assets	—	1,820
Other current assets	8,228	8,112
Total current assets	331,833	336,793
Property, plant and equipment, net	214,459	202,462
Available for sale securities	12,930	12,519
Goodwill	74,686	73,996
Intangible assets	20,108	19,862
Other non-current assets	13,713	11,808
Total assets	$667,729	$657,440
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$60,118	$64,762
Accrued payroll and related benefits	27,088	39,946
Accrued self-insurance reserves	6,178	7,818
Other current liabilities	28,425	29,339
Billings in excess of costs and earnings on uncompleted contracts	42,403	31,890
Accrued income taxes	5,934	3,626
Total current liabilities	170,146	177,381
Long-term debt	22,305	20,400
Unrecognized tax benefits	4,444	4,441
Long-term self-insurance reserves	8,897	7,137
Deferred tax liabilities	3,599	4,972
Other non-current liabilities	34,722	36,914
Commitments and contingent liabilities (Note 12)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,788,754 and 28,683,948, respectively	9,596	9,561
Additional paid-in capital	147,010	145,528
Retained earnings	295,502	282,477
Common stock held in trust	(843)	(837)
Deferred compensation obligations	843	837
Accumulated other comprehensive loss	(28,492)	(31,371)
Total shareholders’ equity	423,616	406,195
Total liabilities and shareholders’ equity	$667,729	$657,440

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended
(In thousands, except per share data)	May 28, 2016	May 30, 2015
Net sales	$247,880	$239,962
Cost of sales	183,452	184,374
Gross profit	64,428	55,588
Selling, general and administrative expenses	38,179	37,364
Operating income	26,249	18,224
Interest income	275	237
Interest expense	157	167
Other income, net	256	48
Earnings before income taxes	26,623	18,342
Income tax expense	8,901	6,216
Net earnings	$17,722	$12,126

Earnings per share - basic	$0.62	$0.42
Earnings per share - diluted	$0.61	$0.41
Weighted average basic shares outstanding	28,702	29,044
Weighted average diluted shares outstanding	28,901	29,479

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended
(In thousands)	May 28, 2016	May 30, 2015
Net earnings	$17,722	$12,126
Other comprehensive earnings (loss):
Unrealized loss on marketable securities, net of $9 and $33 of tax benefit, respectively	(14)	(64)
Foreign currency translation adjustments	2,893	(3,011)
Other comprehensive earnings (loss)	2,879	(3,075)
Total comprehensive earnings	$20,601	$9,051

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(In thousands)	May 28, 2016	May 30, 2015
Operating Activities
Net earnings	$17,722	$12,126
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,720	7,741
Stock-based compensation	1,390	1,040
Deferred income taxes	377	358
Excess tax benefits from share-based compensation	(374)	(3,619)
Gain on disposal of assets	(154)	(102)
Other, net	(221)	39
Changes in operating assets and liabilities:
Receivables	(13,225)	10,820
Inventories	(5,883)	(1,240)
Accounts payable and accrued expenses	(21,315)	(18,129)
Billings in excess of costs and earnings on uncompleted contracts	10,513	7,191
Refundable and accrued income taxes	2,532	5,361
Other, net	60	(731)
Net cash (used in) provided by operating activities	(858)	20,855
Investing Activities
Capital expenditures	(17,725)	(8,752)
Purchases of marketable securities	(2,643)	(35,787)
Sales/maturities of marketable securities	1,892	1,696
Other, net	(1,842)	(823)
Net cash used in investing activities	(20,318)	(43,666)
Financing Activities
Proceeds from issuance of debt	1,893	1,189
Shares withheld for taxes, net of stock issued to employees	(1,198)	(2,028)
Excess tax benefits from share-based compensation	374	3,619
Dividends paid	(3,560)	(3,215)
Net cash used in financing activities	(2,491)	(435)
Decrease in cash and cash equivalents	(23,667)	(23,246)
Effect of exchange rates on cash	164	(735)
Cash and cash equivalents at beginning of year	60,470	52,185
Cash and cash equivalents at end of period	$36,967	$28,204
Noncash Activity
Capital expenditures in accounts payable	$3,455	$1,363

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at February 27, 2016	28,684	$9,561	$145,528	$282,477	$(837)	$837	$(31,371)
Net earnings	—	—	—	17,722	—	—	—
Unrealized loss on marketable securities, net of $9 tax benefit	—	—	—	—	—	—	(14)
Foreign currency translation adjustments	—	—	—	—	—	—	2,893
Issuance of stock, net of cancellations	126	42	(3)	—	(6)	6	—
Share-based compensation	—	—	1,390	—	—	—	—
Tax benefit associated with stock plans	—	—	188	—	—	—	—
Exercise of stock options	9	3	62	—	—	—	—
Other share retirements	(30)	(10)	(155)	(1,137)	—	—	—
Cash dividends	—	—	—	(3,560)	—	—	—
Balance at May 28, 2016	28,789	$9,596	$147,010	$295,502	$(843)	$843	$(28,492)

Balance at February 28, 2015	29,050	$9,683	$138,575	$256,538	$(801)	$801	$(22,320)
Net earnings	—	—	—	12,126	—	—	—
Unrealized loss on marketable securities, net of $33 tax benefit	—	—	—	—	—	—	(64)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,011)
Issuance of stock, net of cancellations	83	28	(13)	—	(9)	9	—
Share-based compensation	—	—	1,040	—	—	—	—
Tax benefit associated with stock plans	—	—	3,658	—	—	—	—
Exercise of stock options	160	53	1,285	—	—	—	—
Share repurchases	—	—	—	—	—	—	—
Other share retirements	(65)	(21)	(316)	(3,122)	—	—	—
Cash dividends	—	—	—	(3,215)	—	—	—
Balance at May 30, 2015	29,228	$9,743	$144,229	$262,327	$(810)	$810	$(25,395)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 27, 2016. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three-month period ended May 28, 2016 are not necessarily indicative of the results to be expected for the full year.

In connection with preparing the unaudited consolidated financial statements for the three months ended May 28, 2016, we evaluated subsequent events for potential recognition and disclosure through the date of this filing. In June 2016, we entered into an additional New Markets Tax Credit (NMTC) transaction related to our announced investment in plant and equipment to introduce oversize production capability within our Architectural Glass segment, whereby we received $5.2 million of cash in exchange for substantially all the benefits derived from the tax credits. This transaction will be reflected in our second quarter financial statements.

2.	New Accounting Standards

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the balance sheet. We have early adopted this standard in the current period, and prior periods were not retrospectively adjusted.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016. We are currently evaluating the impact this standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which provides for comprehensive changes to lease accounting. The new standard requires that a lessee recognize a lease obligation liability and a right to use asset for virtually all leases of property, plant and equipment, subsequently amortized over the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, with a modified retrospective transition. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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
Total share-based compensation expense included in the results of operations was $1.4 million and $1.0 million for the three-month periods ended May 28, 2016 and May 30, 2015, respectively.

Stock Options and SARs
There were no options or SARs issued in the first three months of either fiscal 2017 or 2016. The following table summarizes the award transactions for the three months ended May 28, 2016:

Stock Options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at February 27, 2016	403,714	$11.81
Awards exercised	(12,315)	15.86
Outstanding and exercisable at May 28, 2016	391,399	$11.69	4.4 Years	$13,406,598

Cash proceeds from the exercise of stock options were $0.1 million and $1.3 million for the three months ended May 28, 2016 and May 30, 2015, respectively. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $0.3 million during the three months ended May 28, 2016 and $5.7 million during the prior-year period.

Nonvested Shares and Share Units

The following table summarizes nonvested share activity for the three months ended May 28, 2016:

Nonvested Shares and Units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 27, 2016	275,457	$37.48
Granted	130,507	42.55
Vested	(76,759)	34.32
Nonvested at May 28, 2016	329,205	$40.23

At May 28, 2016, there was $10.4 million of total unrecognized compensation cost related to nonvested shares and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 26 months. The total fair value of shares vested during the three months ended May 28, 2016 was $3.2 million.

4.	Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
(In thousands, except per share data)	May 28, 2016	May 30, 2015
Basic earnings per share – weighted average common shares outstanding	28,702	29,044
Weighted average effect of nonvested share grants and assumed exercise of stock options	199	435
Diluted earnings per share – weighted average common shares and potential common shares outstanding	28,901	29,479

There were no anti-dilutive stock options excluded from the calculation of earnings per share for any of the periods presented, as the average market price exceeded the exercise price of options outstanding.

5.	Inventories

(In thousands)	May 28, 2016	February 27, 2016
Raw materials	$24,553	$21,404
Work-in-process	12,723	9,958
Finished goods	26,352	25,486
Costs and earnings in excess of billings on uncompleted contracts	5,902	6,538
Total inventories	$69,530	$63,386

6.	Marketable Securities

We hold the following marketable securities, all classified as available for sale:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
May 28, 2016
Mutual fund	$30,233	$—	$(56)	$30,177
Municipal bonds	13,101	248	(94)	13,255
Total marketable securities	$43,334	$248	$(150)	$43,432

February 27, 2016
Mutual fund	$30,178	$—	$(55)	$30,123
Municipal bonds	12,393	285	(109)	12,569
Total marketable securities	$42,571	$285	$(164)	$42,692

We are invested in a mutual fund holding short-term government securities as a means of investing excess cash while preserving liquidity.

We have a wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), which holds municipal bonds. Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreement.

As of May 28, 2016, marketable securities with a fair value of $1.4 million have been in a continuous unrealized loss position for more than 12 months with unrealized losses of $0.1 million.

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

The amortized cost and estimated fair values of municipal bonds at May 28, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$325	$324
Due after one year through five years	4,527	4,564
Due after five years through 10 years	6,013	6,184
Due after 10 years through 15 years	2,236	2,183
Total	$13,101	$13,255

Gross realized gains and losses were not significant during the first three months of fiscal 2017 and fiscal 2016.

7.	Fair Value Measurements

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
May 28, 2016
Cash equivalents
Money market funds	$12,045	$—	$12,045
Commercial paper	—	11,416	11,416
Total cash equivalents	12,045	11,416	23,461
Short-term securities
Mutual funds	30,177	—	30,177
Municipal bonds	—	325	325
Total short-term securities	30,177	325	30,502
Long-term securities
Municipal bonds	—	12,930	12,930
Total assets at fair value	$42,222	$24,671	$66,893
February 27, 2016
Cash equivalents
Money market funds	$23,199	$—	$23,199
Commercial paper	—	29,774	29,774
Total cash equivalents	23,199	29,774	52,973
Short-term securities
Mutual funds	30,123	—	30,123
Municipal bonds	—	50	50
Total short-term securities	30,123	50	30,173
Long-term securities
Municipal bonds	—	12,519	12,519
Total assets at fair value	$53,322	$42,343	$95,665

Cash equivalents
Fair value of money market funds was determined based on quoted prices in active markets. Commercial paper was measured at fair value using inputs based on quoted prices for similar securities in active markets.

Short- and long-term securities
Mutual funds were measured at fair value based on quoted prices for identical assets in active markets.

Municipal bonds were measured at fair value based on market prices from recent trades of similar securities and are classified as short-term or long-term based on maturity date.

8.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill attributable to each business segment is below:

(In thousands)	Architectural Glass	Architectural Services	Architectural Framing Systems	Large-Scale Optical	Total
Balance at February 28, 2015	$26,355	$1,120	$37,825	$10,557	$75,857
Foreign currency translation	(716)	—	(1,145)	—	(1,861)
Balance at February 27, 2016	25,639	1,120	36,680	10,557	73,996
Foreign currency translation	167	—	523	—	690
Balance at May 28, 2016	$25,806	$1,120	$37,203	$10,557	$74,686

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
May 28, 2016
Definite-lived intangible assets:
Debt issue costs on revolving credit facility	$3,677	$(2,807)	$—	$870
Non-compete agreements	6,524	(6,296)	—	228
Customer relationships	22,636	(12,586)	397	10,447
Purchased intellectual property	7,656	(3,253)	95	4,498
Total definite-lived intangible assets	$40,493	$(24,942)	$492	$16,043
Indefinite-lived intangible assets:
Trademarks	3,919	—	146	4,065
Total intangible assets	$44,412	$(24,942)	$638	$20,108
February 27, 2016
Definite-lived intangible assets:
Debt issue costs on revolving credit facility	$3,677	$(2,758)	$—	$919
Non-compete agreements	6,673	(6,419)	(16)	238
Customer relationships	24,174	(12,737)	(1,162)	10,275
Purchased intellectual property	8,213	(3,271)	(431)	4,511
Total definite-lived intangible assets	$42,737	$(25,185)	$(1,609)	$15,943
Indefinite-lived intangible assets:
Trademarks	4,239	—	(320)	3,919
Total intangible assets	$46,976	$(25,185)	$(1,929)	$19,862

Amortization expense on the definite-lived intangible assets was $0.4 million for each of the three-month periods ended May 28, 2016 and May 30, 2015. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At May 28, 2016, the estimated future amortization expense for definite-lived intangible assets is as follows:

(In thousands)	Remainder of Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021
Estimated amortization expense	$1,192	$1,523	$1,463	$1,352	$1,165

9.	Debt

Debt at May 28, 2016 consisted of $20.4 million of industrial revenue bonds and $1.9 million on the Canadian revolving credit facility. The industrial revenue bonds mature in fiscal years 2021 through 2043. The fair value of the industrial revenue bonds approximates carrying value at May 28, 2016, due to the variable interest rates on these instruments. The bonds would be classified as Level 2 within the fair value hierarchy described in Note 7.

We maintain a $125.0 million committed revolving credit facility that expires in December 2019. No borrowings were outstanding under the facility as of May 28, 2016 or February 27, 2016. At May 28, 2016, the Company was in compliance with all financial covenants as provided below:

Debt covenant financial ratios	Maximum	Company's ratio
Debt-to-EBITDA ratio	3.00	0.16
	Minimum	Company's net worth
Net worth calculation (in millions)	$366.6	$423.6

We also maintain a $4.0 million Canadian dollar revolving demand facility available to our Canadian operation. Borrowings under the facility are made available at the sole discretion of the lender and are payable on demand, with interest at rates specified in the credit agreement. Outstanding balances under this demand facility are classified as long-term debt, as they can be refinanced through our committed revolving credit facility. No borrowings were outstanding under this facility as of February 27, 2016.

Interest payments were $0.1 million for each of the three months ended May 28, 2016 and May 30, 2015.

10.	Employee Benefit Plans

Pension Plans
The Company sponsors two defined-benefit pension plans: an unfunded Officers’ Supplemental Executive Retirement Plan and the Tubelite Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost are:

	Three Months Ended
(In thousands)	May 28, 2016	May 30, 2015
Interest cost	$139	$142
Expected return on assets	(10)	(34)
Amortization of unrecognized net loss	56	62
Net periodic benefit cost	$185	$170

11.	Income Taxes

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

The total liability for unrecognized tax benefits was approximately $5.0 million at both May 28, 2016 and February 27, 2016. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.6 million during the next 12 months due to lapsing of statutes.

12.	Commitments and Contingent Liabilities

Operating lease commitments. As of May 28, 2016, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rental payments based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

(In thousands)	Remainder of Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Total minimum payments	$6,384	$8,264	$7,492	$6,140	$3,670	$4,643	$36,593

Bond commitments. In the ordinary course of business, predominantly in our Architectural Services segment, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At May 28, 2016, $120.6 million of our backlog was bonded by performance bonds with a face value of $317.2 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

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

	Three Months Ended
(In thousands)	May 28, 2016	May 30, 2015
Balance at beginning of period	$16,340	$11,275
Additional accruals	1,463	1,926
Claims paid	(1,129)	(1,173)
Balance at end of period	$16,674	$12,028

Letters of credit. At May 28, 2016, we had ongoing letters of credit related to construction contracts and certain industrial revenue bonds. The total value of letters of credit under which we were obligated as of May 28, 2016 was approximately $23.5 million, all of which have been issued under the credit facility. Our total availability under our $125.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility.

Purchase obligations. We have purchase obligations for raw material commitments and capital expenditures that totaled $203.2 million as of May 28, 2016.

Litigation. We are a party to various legal proceedings incidental to our normal operating activities. In particular, like others in the construction supply and services industry, our construction supply and services businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. We are also subject to litigation arising out of employment practices, workers compensation, general liability and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on our results of operations, cash flows or financial condition.

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

•
The Architectural Framing Systems segment designs, engineers, fabricates and finishes the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial, institutional and high-end multi-family residential buildings. The Company has aggregated four operating segments into this reporting segment based on their similar products, customers, distribution methods, production processes and economic characteristics.

•	The LSO segment manufactures value-added glass and acrylic products for the custom picture framing and fine art markets.

	Three Months Ended
(In thousands)	May 28, 2016	May 30, 2015
Net sales from operations
Architectural Glass	$93,360	$101,175
Architectural Services	62,820	55,652
Architectural Framing Systems	81,132	71,900
Large-Scale Optical	20,028	20,219
Intersegment eliminations	(9,460)	(8,984)
Net sales	$247,880	$239,962
Operating income (loss) from operations
Architectural Glass	$9,531	$8,283
Architectural Services	3,181	942
Architectural Framing Systems	10,232	5,261
Large-Scale Optical	4,652	4,870
Corporate and other	(1,347)	(1,132)
Operating income	$26,249	$18,224

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, it is impractical to report product revenues generated by class of product, beyond the segment revenues currently reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016.

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

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended February 27, 2016 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Highlights of First Quarter Fiscal 2016 Compared to First Quarter Fiscal 2015

Net sales
Consolidated net sales increased 3.3 percent, or $7.9 million, for the first quarter ended May 28, 2016, compared to the prior-year period. On a constant currency basis, net sales increased 4.1 percent over the same period last year. Sales growth was driven by the Architectural Framing Systems segment, due to increased volume, and the Architectural Services segment, due to year-on-year timing of project activity and volume growth. This was partially offset by volume declines in the Architectural Glass segment.

Constant currency revenue excludes the impact of fluctuations in foreign currency on our international operations and is considered a non-GAAP measure. Constant currency percentages are calculated by converting prior-period local currency results using the average monthly exchange rate and comparing the converted amount to current period reported results. We believe constant currency information provides valuable supplemental information regarding our core operating results, consistent with how we evaluate our performance. We also refer to constant currency measures elsewhere in this report. Non-GAAP measures should be viewed in addition to, and not as an alternative to, the reported results prepared in accordance with GAAP.

The relationship between various components of operations, as a percentage of net sales, is illustrated below:

	Three Months Ended
(Percent of net sales)	May 28, 2016	May 30, 2015
Net sales	100.0%	100.0%
Cost of sales	74.0	76.8
Gross profit	26.0	23.2
Selling, general and administrative expenses	15.4	15.6
Operating income	10.6	7.6
Interest income	0.1	0.1
Interest expense	0.1	0.1
Other income, net	0.1	—
Earnings before income taxes	10.7	7.6
Income tax expense	3.6	2.6
Net earnings	7.1%	5.0%
Effective tax rate	33.4%	33.9%

Gross profit
Gross profit as a percent of sales increased to 26.0 percent for the quarter ended May 28, 2016, from 23.2 percent in the prior year mainly due to the impact of strong operational performance and leveraging volume growth in our Architectural Framing Systems segment and strong operational performance in our Architectural Glass and Architectural Services segments.
Selling, general and administrative (SG&A) expenses
SG&A expenses for the first quarter increased $0.8 million to $38.2 million, but decreased as a percentage of net sales to 15.4 percent compared to 15.6 percent in the prior year. The increase in SG&A expense is due to increases in wages and incentive compensation on improved results.
Income tax expense
Our effective tax rate in the first quarter was 33.4 percent, compared to 33.9 percent in the same period last year, as a result of timing of certain tax credits.

Segment Analysis

Architectural Glass

	Three Months Ended
(In thousands)	May 28, 2016	May 30, 2015	% Change
Net sales	$93,360	$101,175	(7.7)%
Operating income	9,531	8,283	15.1%
Operating margin	10.2%	8.2%
First quarter Architectural Glass net sales of $93.4 million decreased 7.7 percent over prior-year net sales, or 6.4 percent in constant currency, due to lower volume of domestic sales, based on timing of project activity, as well as declines in volume of export and Brazilian sales. These declines were partially offset by improvements in domestic pricing and mix.
Operating income grew to $9.5 million in the first quarter, with an operating margin of 10.2 percent. The improvement in profitability over the prior year operating margin of 8.2 percent was driven by improved pricing, mix and operational performance in the U.S., partially offset by weaker performance in our Brazilian glass fabrication business due to the challenging local economic conditions.

Architectural Services

	Three Months Ended
(In thousands)	May 28, 2016	May 30, 2015	% Change
Net sales	$62,820	$55,652	12.9%
Operating income	3,181	942	237.7%
Operating margin	5.1%	1.7%
Architectural Services net sales of $62.8 million grew 12.9 percent over the prior-year period due to year-on-year timing of project activity and volume growth.
Operating margin grew to 5.1 percent in the current period, compared to 1.7 percent in the same period last year, as a result of strong fabrication and project execution and improving project margins from our focus on project selection.

Architectural Framing Systems

	Three Months Ended
(In thousands)	May 28, 2016	May 30, 2015	% Change
Net sales	$81,132	$71,900	12.8%
Operating income	10,232	5,261	94.5%
Operating margin	12.6%	7.3%
Architectural Framing Systems net sales of $81.1 million increased 12.8 percent over prior year net sales, or 13.5 percent in constant currency, due to volume growth across all businesses.
Operating income grew to $10.2 million in the first quarter, with an operating margin of 12.6 percent, compared to 7.3 percent in the prior period, due to improved operational performance and operating leverage on volume growth.

Large-Scale Optical (LSO)

	Three Months Ended
(In thousands)	May 28, 2016	May 30, 2015	% Change
Net sales	$20,028	$20,219	(0.9)%
Operating income	4,652	4,870	(4.5)%
Operating margin	23.2%	24.1%
LSO net sales of $20.0 million for the first quarter declined slightly from the prior year period, and operating margin declined from 24.1 percent in the prior-year period to 23.2 percent in the current period. The decreases in sales and operating margin were both driven by unfavorable mix of value-added products. Operating margin was also impacted by investments to support expansion in adjacent markets.

Backlog
Backlog represents the dollar amount of revenues we expect to recognize in the near-term from firm contracts or orders. We use backlog as one of the metrics to evaluate near-term sales trends in our business. Backlog is not a term defined under GAAP and is not a measure of contract profitability. Backlog should not be used as the sole indicator of our future revenue and earnings. We include a project within our backlog at the time a signed contract or a firm purchase order is received, generally as a result of a competitive bidding process. Backlog by reporting segment was:

(In thousands)	May 28, 2016	May 30, 2015
Architectural Glass	$78,877	$94,152
Architectural Services	309,459	302,049
Architectural Framing Systems	131,504	80,844
Large-Scale Optical	1,796	4,833
Intersegment eliminations	(11,981)	(11,044)
Total Backlog	$509,655	$470,834

We have seen, and expect to continue to see, an increased portion of our revenues from shorter lead-time work that we book and ship within the same period. These book-and-ship sales are not included in our backlog within the period. We expect approximately $364 million, or 71 percent, of our May 28, 2016 backlog to be recognized during the remainder of fiscal 2017 and approximately $146 million, or 29 percent, to be recognized thereafter.

Liquidity and Capital Resources

Selected cash flow data	Three Months Ended
(In thousands)	May 28, 2016	May 30, 2015
Operating Activities
Net cash (used in) provided by operating activities	$(858)	$20,855
Investing Activities
Capital expenditures	(17,725)	(8,752)
Net purchases of marketable securities	(751)	(34,091)
Financing Activities
Proceeds from issuance of debt	1,893	1,189
Dividends paid	(3,560)	(3,215)

Operating activities. Cash used in operating activities was $0.9 million for the first three months of fiscal 2017, decreasing $21.7 million over the prior year due to increased investment in working capital, partially offset by improved operating results.

Non-cash working capital (current assets, excluding cash and short-term available for sale securities, less current liabilities, excluding current portion of long-term debt) was $94.2 million at May 28, 2016. This compares to $68.8 million at February 27, 2016 and $98.3 million at May 30, 2015. The increase from year-end is due to our investment in working capital and seasonal first-quarter payments, including annual incentive compensation payments.

Investing Activities. In the first three months of fiscal 2017, net cash used by investing activities was $20.3 million, compared to $43.7 million in the same period last year. Current year spending was mainly in the form of capital expenditures, while in the prior year we had net purchases of short-term marketable securities of $34.1 million.

We expect fiscal 2017 capital expenditures of approximately $60 million to increase our product capabilities, in particular to fabricate oversized glass in our Architectural Glass segment. We also expect to make capital expenditures to continue to increase our manufacturing productivity and capacity.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity, further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. We paid dividends totaling $3.6 million ($0.125 per share) in the first quarter. We maintain a $125.0 million committed revolving credit facility as described in Note 9.

The Board of Directors has authorized a share repurchase program. We did not repurchase any shares under the program during the first three months of fiscal 2017 or fiscal 2016. We have repurchased a total of 3,057,632 shares, at a total cost of $61.5 million, since the inception of this program. We have remaining authority to repurchase 1,192,368 shares under this program, which has no expiration date.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of May 28, 2016:

	Payments Due by Fiscal Period
(In thousands)	Fiscal 2017 Remaining	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Long-term debt obligations	$—	$1,905	$—	$—	$5,400	$15,000	$22,305
Operating leases (undiscounted)	6,384	8,264	7,492	6,140	3,670	4,643	36,593
Purchase obligations	168,701	33,171	1,137	197	—	—	203,206
Total cash obligations	$175,085	$43,340	$8,629	$6,337	$9,070	$19,643	$262,104

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

Purchase obligations in the table above relate to raw material commitments and capital expenditures.

We expect to make contributions of $1.0 million to our defined-benefit pension plans in fiscal 2017, which will equal or exceed our minimum funding requirements.

As of May 28, 2016, we had reserves of $5.0 million and $1.5 million for unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $0.6 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At May 28, 2016, we had ongoing letters of credit related to industrial revenue bonds and construction contracts that reduce availability of funds under our committed credit facility. The letters of credit by expiration period are:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2017 Remaining	2018	2019	2020	2021	Thereafter	Total
Standby letters of credit	$20,982	$—	$—	$—	$—	$2,500	$23,482

In addition to the above standby letters of credit, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At May 28, 2016, $120.6 million of our backlog was bonded by performance bonds with a face value of $317.2 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

At May 28, 2016, we had cash and cash equivalents and short-term securities of $67.5 million, and $101.5 million available under our committed revolving credit facility. We believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments for the next 12 months.

Outlook
The following statements are based on our current expectations for full-year fiscal 2017 results. These statements are forward-looking, and actual results may differ materially.

•	Revenue growth of approximately 10 percent over fiscal 2016.

•	Gross margin greater than 26 percent and operating margin of at least 11 percent.

•	Earnings per share of $2.70 to $2.85.

•	Capital expenditures of approximately $60 million.

Related Party Transactions
No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended February 27, 2016.

Critical Accounting Policies
No material changes have occurred in the disclosure of our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended February 27, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred to the disclosures of quantitative and qualitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended February 27, 2016.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 28, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 27, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
February 28, 2016 through March 26, 2016	227	$41.84	—	1,192,368
March 27, 2016 through April 23, 2016	5,904	43.83	—	1,192,368
April 24, 2016 through May 28, 2016	25,138	42.94	—	1,192,368
Total	31,269	$43.09	—	1,192,368

(a)
The shares in this column represent shares that were surrendered to us by plan participants to satisfy stock-for-stock option exercises or withholding tax obligations related to share-based compensation.

(b)
In fiscal 2004, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock, which was announced on April 10, 2003. Subsequently, the Board of Directors increased the authorization by 750,000 shares, which was announced on January 24, 2008; by 1,000,000 shares, which was announced on October 8, 2008; and by 1,000,000 shares, which was announced on January 13, 2016. The repurchase program does not have an expiration date.

Item 6.	Exhibits

10.1
Form of CEO Performance-Based Retention Incentive Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 27, 2016.

10.2	Apogee Enterprises, Inc. 2016 Executive Management Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 29, 2016.

10.3	Second Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan. Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 29, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 28, 2016 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of May 28, 2016 and February 27, 2016, (ii) the Consolidated Results of Operations for the three months ended May 28, 2016 and May 30, 2015, (iii) the Consolidated Statements of Comprehensive Earnings for the three months ended May 28, 2016 and May 30, 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended May 28, 2016 and May 30, 2015, (v) the Consolidated Statements of Shareholders' Equity for the three months ended May 28, 2016 and May 30, 2015, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: July 7, 2016	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: July 7, 2016	By: /s/ James S. Porter
James S. Porter Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended May 28, 2016

10.1
Form of CEO Performance-Based Retention Incentive Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 27, 2016.

10.2	Apogee Enterprises, Inc. 2016 Executive Management Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 29, 2016.

10.3	Second Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan. Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 29, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 28, 2016 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of May 28, 2016 and February 27, 2016, (ii) the Consolidated Results of Operations for the three months ended May 28, 2016 and May 30, 2015, (iii) the Consolidated Statements of Comprehensive Earnings for the three months ended May 28, 2016 and May 30, 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended May 28, 2016 and May 30, 2015, (v) the Consolidated Statements of Shareholders' Equity for the three months ended May 28, 2016 and May 30, 2015, and (vi) Notes to Consolidated Financial Statements.