Form 10-Q
period 2016-08-27
APOGEE ENTERPRISES, INC.
filed 2016-10-06
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 27, 2016

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
As of October 5, 2016, 28,896,739 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except stock data)	August 27, 2016	February 27, 2016
Assets
Current assets
Cash and cash equivalents	$46,976	$60,470
Short-term available for sale securities	30,665	30,173
Restricted cash	16,949	—
Receivables, net of allowance for doubtful accounts	187,996	172,832
Inventories	68,651	63,386
Deferred tax assets	—	1,820
Other current assets	7,362	8,112
Total current assets	358,599	336,793
Property, plant and equipment, net	218,261	202,462
Available for sale securities	12,679	12,519
Goodwill	74,891	73,996
Intangible assets	19,950	19,862
Other non-current assets	17,227	11,808
Total assets	$701,607	$657,440
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$61,288	$64,762
Accrued payroll and related benefits	33,931	39,946
Accrued self-insurance reserves	8,404	7,818
Other current liabilities	29,688	29,339
Billings in excess of costs and earnings on uncompleted contracts	42,600	31,890
Accrued income taxes	1,605	3,626
Total current liabilities	177,516	177,381
Long-term debt	20,400	20,400
Long-term self-insurance reserves	8,788	7,137
Deferred tax liabilities	1,881	4,972
Other non-current liabilities	46,766	41,355
Commitments and contingent liabilities (Note 13)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,896,439 and 28,683,948, respectively	9,632	9,561
Additional paid-in capital	149,956	145,528
Retained earnings	313,449	282,477
Common stock held in trust	(853)	(837)
Deferred compensation obligations	853	837
Accumulated other comprehensive loss	(26,781)	(31,371)
Total shareholders’ equity	446,256	406,195
Total liabilities and shareholders’ equity	$701,607	$657,440

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Net sales	$278,455	$240,754	$526,335	$480,716
Cost of sales	205,924	184,055	389,377	368,429
Gross profit	72,531	56,699	136,958	112,287
Selling, general and administrative expenses	39,483	34,276	77,661	71,640
Operating income	33,048	22,423	59,297	40,647
Interest income	252	267	528	504
Interest expense	188	150	345	318
Other income (expense), net	254	(93)	509	(43)
Earnings before income taxes	33,366	22,447	59,989	40,790
Income tax expense	10,969	7,687	19,870	13,904
Net earnings	$22,397	$14,760	$40,119	$26,886

Earnings per share - basic	$0.78	$0.51	$1.39	$0.92
Earnings per share - diluted	$0.77	$0.50	$1.39	$0.91
Weighted average basic shares outstanding	28,891	29,187	28,797	29,116
Weighted average diluted shares outstanding	28,963	29,492	28,932	29,486

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Net earnings	$22,397	$14,760	$40,119	$26,886
Other comprehensive earnings (loss):
Unrealized gain (loss) on marketable securities, net of $43, $-, $35 and $(33) of tax expense (benefit), respectively	79	—	65	(63)
Foreign currency translation adjustments	1,632	(2,140)	4,525	(5,151)
Other comprehensive earnings (loss)	1,711	(2,140)	4,590	(5,214)
Total comprehensive earnings	$24,108	$12,620	$44,709	$21,672

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(In thousands)	August 27, 2016	August 29, 2015
Operating Activities
Net earnings	$40,119	$26,886
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,955	15,502
Stock-based compensation	2,935	2,414
Deferred income taxes	(1,320)	(2,252)
Excess tax benefits from share-based compensation	(2,334)	(4,699)
Gain on disposal of assets	(183)	(231)
Proceeds from New Markets Tax Credit transaction, net of deferred costs	5,109	—
Other, net	(1,424)	549
Changes in operating assets and liabilities:
Receivables	(14,297)	19,898
Inventories	(4,876)	1,273
Accounts payable and accrued expenses	(7,511)	(12,716)
Billings in excess of costs and earnings on uncompleted contracts	10,711	3,164
Refundable and accrued income taxes	(1,310)	13,064
Other, net	(366)	(754)
Net cash provided by operating activities	41,208	62,098
Investing Activities
Capital expenditures	(31,474)	(19,366)
Proceeds from sales of property, plant and equipment	1,713	—
Change in restricted cash	(16,949)	—
Purchases of marketable securities	(2,845)	(56,918)
Sales/maturities of marketable securities	2,294	3,684
Other, net	(2,044)	(892)
Net cash used in investing activities	(49,305)	(73,492)
Financing Activities
(Repayments) borrowings on line of credit, net	(16)	968
Shares withheld for taxes, net of stock issued to employees	(956)	(3,178)
Excess tax benefits from share-based compensation	2,334	4,699
Dividends paid	(7,133)	(6,431)
Net cash used in financing activities	(5,771)	(3,942)
Decrease in cash and cash equivalents	(13,868)	(15,336)
Effect of exchange rates on cash	374	(659)
Cash and cash equivalents at beginning of year	60,470	52,185
Cash and cash equivalents at end of period	$46,976	$36,190
Noncash Activity
Capital expenditures in accounts payable	$2,520	$1,014

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at February 27, 2016	28,684	$9,561	$145,528	$282,477	$(837)	$837	$(31,371)
Net earnings	—	—	—	40,119	—	—	—
Unrealized gain on marketable securities, net of $35 tax expense	—	—	—	—	—	—	65
Foreign currency translation adjustments	—	—	—	—	—	—	4,525
Issuance of stock, net of cancellations	139	46	49	—	(16)	16	—
Share-based compensation	—	—	2,935	—	—	—	—
Tax benefit associated with stock plans	—	—	506	—	—	—	—
Exercise of stock options	125	42	1,211	—	—	—	—
Other share retirements	(52)	(17)	(273)	(2,014)	—	—	—
Cash dividends	—	—	—	(7,133)	—	—	—
Balance at August 27, 2016	28,896	$9,632	$149,956	$313,449	$(853)	$853	$(26,781)

Balance at February 28, 2015	29,050	$9,683	$138,575	$256,538	$(801)	$801	$(22,320)
Net earnings	—	—	—	26,886	—	—	—
Unrealized loss on marketable securities, net of $33 tax benefit	—	—	—	—	—	—	(63)
Foreign currency translation adjustments	—	—	—	—	—	—	(5,151)
Issuance of stock, net of cancellations	101	34	(67)	—	(18)	18	—
Share-based compensation	—	—	2,414	—	—	—	—
Tax benefit associated with stock plans	—	—	4,858	—	—	—	—
Exercise of stock options	177	59	1,322	—	—	—	—
Share repurchases	—	—	—	—	—	—	—
Other share retirements	(88)	(29)	(438)	(4,228)	—	—	—
Cash dividends	—	—	—	(6,431)	—	—	—
Balance at August 29, 2015	29,240	$9,747	$146,664	$272,765	$(819)	$819	$(27,534)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 27, 2016. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. Certain prior year amounts have been reclassified for consistency with the current period presentation. The results of operations for the six-month period ended August 27, 2016 are not necessarily indicative of the results to be expected for the full year.

In connection with preparing the unaudited consolidated financial statements for the six months ended August 27, 2016, we evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined there were no items to recognize or disclose.

2.	New Accounting Standards

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the balance sheet. We early adopted this standard in the first quarter of the current fiscal year, and prior periods were not retrospectively adjusted. The adoption of this standard did not have a significant impact to our consolidated financial statements in any period presented.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016. We will adopt this standard in the first quarter of our fiscal year 2018 and do not expect it to have a significant impact to our consolidated financial statements.

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
Total share-based compensation expense included in the results of operations was $2.9 million and $2.4 million for the six-month periods ended August 27, 2016 and August 29, 2015, respectively.

Stock Options and SARs
There were no stock options or SARs issued in the first six months of either fiscal 2017 or 2016. The following table summarizes activity for the six months ended August 27, 2016:

Stock Options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at February 27, 2016	403,714	$11.81
Awards exercised	(128,387)	10.77
Outstanding and exercisable at August 27, 2016	275,327	$12.30	4.0 Years	$9,820,887

Cash proceeds from the exercise of stock options were $1.3 million and $1.4 million for the six months ended August 27, 2016 and August 29, 2015, respectively. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $4.5 million during the six months ended August 27, 2016 and $6.6 million during the prior-year period.

Nonvested Shares and Share Units
The following table summarizes nonvested share activity for the six months ended August 27, 2016:

Nonvested Shares and Units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 27, 2016	275,457	$37.48
Granted	148,372	42.89
Vested	(140,404)	28.43
Canceled	(500)	41.44
Nonvested at August 27, 2016	282,925	$44.80

At August 27, 2016, there was $9.7 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 24 months. The total fair value of shares vested during the six months ended August 27, 2016 was $6.2 million.

4.	Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands)	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Basic earnings per share – weighted average common shares outstanding	28,891	29,187	28,797	29,116
Weighted average effect of nonvested share grants and assumed exercise of stock options	72	305	135	370
Diluted earnings per share – weighted average common shares and potential common shares outstanding	28,963	29,492	28,932	29,486

There were no anti-dilutive stock options excluded from the calculation of earnings per share for any of the periods presented, as the average market price exceeded the exercise price of options outstanding.

5.	Inventories

(In thousands)	August 27, 2016	February 27, 2016
Raw materials	$24,246	$21,404
Work-in-process	13,111	9,958
Finished goods	26,091	25,486
Costs and earnings in excess of billings on uncompleted contracts	5,203	6,538
Total inventories	$68,651	$63,386

6.	Marketable Securities

We hold the following marketable securities, all classified as available for sale:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
August 27, 2016
Mutual fund	$30,290	$—	$(55)	$30,235
Municipal bonds	12,835	349	(75)	13,109
Total marketable securities	$43,125	$349	$(130)	$43,344

February 27, 2016
Mutual fund	$30,178	$—	$(55)	$30,123
Municipal bonds	12,393	285	(109)	12,569
Total marketable securities	$42,571	$285	$(164)	$42,692

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

As of August 27, 2016, marketable securities with a fair value of $1.2 million have been in a continuous unrealized loss position for more than 12 months with unrealized losses of $0.1 million.

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

The amortized cost and estimated fair values of municipal bonds at August 27, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$431	$430
Due after one year through five years	4,939	5,013
Due after five years through 10 years	6,173	6,446
Due after 10 years through 15 years	1,292	1,220
Total	$12,835	$13,109

Gross realized gains and losses were not significant during the first six months of fiscal 2017 and fiscal 2016.

7.	Fair Value Measurements

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
August 27, 2016
Cash equivalents
Money market funds	$8,655	$—	$8,655
Commercial paper	—	20,098	20,098
Total cash equivalents	8,655	20,098	28,753
Short-term securities
Mutual funds	30,235	—	30,235
Municipal bonds	—	430	430
Total short-term securities	30,235	430	30,665
Long-term securities
Municipal bonds	—	12,679	12,679
Total assets at fair value	$38,890	$33,207	$72,097
February 27, 2016
Cash equivalents
Money market funds	$23,199	$—	$23,199
Commercial paper	—	29,774	29,774
Total cash equivalents	23,199	29,774	52,973
Short-term securities
Mutual funds	30,123	—	30,123
Municipal bonds	—	50	50
Total short-term securities	30,123	50	30,173
Long-term securities
Municipal bonds	—	12,519	12,519
Total assets at fair value	$53,322	$42,343	$95,665

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

8.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill attributable to each reporting segment is as follows:

(In thousands)	Architectural Glass	Architectural Services	Architectural Framing Systems	Large-Scale Optical	Total
Balance at February 28, 2015	$26,355	$1,120	$37,825	$10,557	$75,857
Foreign currency translation	(716)	—	(1,145)	—	(1,861)
Balance at February 27, 2016	25,639	1,120	36,680	10,557	73,996
Foreign currency translation	347	—	548	—	895
Balance at August 27, 2016	$25,986	$1,120	$37,228	$10,557	$74,891

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
August 27, 2016
Definite-lived intangible assets:
Debt issue costs on revolving credit facility	$3,681	$(2,857)	$—	$824
Non-compete agreements	6,524	(6,307)	—	217
Customer relationships	22,636	(12,814)	525	10,347
Purchased intellectual property	7,656	(3,362)	196	4,490
Total definite-lived intangible assets	$40,497	$(25,340)	$721	$15,878
Indefinite-lived intangible assets:
Trademarks	3,919	—	153	4,072
Total intangible assets	$44,416	$(25,340)	$874	$19,950
February 27, 2016
Definite-lived intangible assets:
Debt issue costs on revolving credit facility	$3,677	$(2,758)	$—	$919
Non-compete agreements	6,673	(6,419)	(16)	238
Customer relationships	24,174	(12,737)	(1,162)	10,275
Purchased intellectual property	8,213	(3,271)	(431)	4,511
Total definite-lived intangible assets	$42,737	$(25,185)	$(1,609)	$15,943
Indefinite-lived intangible assets:
Trademarks	4,239	—	(320)	3,919
Total intangible assets	$46,976	$(25,185)	$(1,929)	$19,862

Amortization expense on definite-lived intangible assets was $0.8 million and $0.9 million for the six-month periods ended August 27, 2016 and August 29, 2015, respectively. The amortization expense associated with debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At August 27, 2016, the estimated future amortization expense for definite-lived intangible assets was:

(In thousands)	Remainder of Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021
Estimated amortization expense	$795	$1,522	$1,462	$1,351	$1,164

9.	Debt

Debt at August 27, 2016 consisted of $20.4 million of industrial revenue bonds that mature in fiscal years 2021 through 2043. The fair value of the industrial revenue bonds approximates carrying value at August 27, 2016, due to the variable interest rates on these instruments. The bonds would be classified as Level 2 within the fair value hierarchy described in Note 7.

We maintain a $125.0 million committed revolving credit facility that expires in December 2019. No borrowings were outstanding under the facility as of August 27, 2016 or February 27, 2016. As defined within our committed revolving credit facility, we are required to comply with two financial covenants. These financial covenants require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum net worth. At August 27, 2016, we were in compliance with both financial covenants.

We also maintain a $4.0 million Canadian dollar revolving demand facility available to our Canadian operation. No borrowings were outstanding under this facility as of August 27, 2016 or February 27, 2016. Borrowings under the facility are made available at the sole discretion of the lender and are payable on demand, with interest at rates specified in the credit agreement.

Interest payments were $0.3 million for each of the six months ended August 27, 2016 and August 29, 2015.

10.	Employee Benefit Plans

Pension Plans
The Company sponsors two defined-benefit pension plans: an unfunded Officers’ Supplemental Executive Retirement Plan and the Tubelite Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost are:

	Three Months Ended		Six Months Ended
(In thousands)	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Interest cost	$139	$142	$278	$284
Expected return on assets	(10)	(34)	(20)	(68)
Amortization of unrecognized net loss	56	62	112	124
Net periodic benefit cost	$185	$170	$370	$340

11.	Income Taxes

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

The total liability for unrecognized tax benefits at August 27, 2016 and February 27, 2016 was approximately $5.2 million and $5.0 million, respectively. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.6 million during the next 12 months due to lapsing of statutes.

12.	Other Non-Current Liabilities

(In thousands)	August 27, 2016	February 27, 2016
Deferred benefit from New Market Tax Credit transactions	$16,708	$10,741
Retirement plan obligations	9,992	9,992
Deferred compensation plan	7,106	4,814
Other	12,960	15,808
Total other non-current liabilities	$46,766	$41,355

13.	Commitments and Contingent Liabilities

Operating lease commitments. As of August 27, 2016, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rental payments based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

(In thousands)	Remainder of Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Total minimum payments	$4,904	$8,572	$7,869	$6,484	$3,993	$4,984	$36,806

Bond commitments. In the ordinary course of business, predominantly in our Architectural Services segment, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At August 27, 2016, $125.4 million of our backlog was bonded by performance bonds with a face value of $322.9 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

Warranties. We accrue for warranty and claim costs as a percentage of sales based on historical trends and for specific sales credits as they become known and estimable. Actual warranty and claim costs are deducted from the accrual when paid. Factors that could have an impact on the warranty accrual in any given period include the following: changes in manufacturing quality, shifts in product mix and any significant changes in sales volume. A warranty rollforward is provided as follows:

	Six Months Ended
(In thousands)	August 27, 2016	August 29, 2015
Balance at beginning of period	$16,340	$11,275
Additional accruals	2,577	3,205
Claims paid	(3,014)	(2,266)
Balance at end of period	$15,903	$12,214

Letters of credit. At August 27, 2016, we had ongoing letters of credit related to construction contracts and certain industrial revenue bonds. The total value of letters of credit under which we were obligated as of August 27, 2016 was approximately $23.5 million, all of which have been issued under our committed revolving credit facility. Availability under this $125.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility.

Purchase obligations. Purchase obligations for raw material commitments and capital expenditures totaled $161.8 million as of August 27, 2016.

New Markets Tax Credit transaction. In June 2016, we entered into a transaction with a subsidiary of Wells Fargo (WF) under a qualified New Markets Tax Credit (NMTC) program related to an investment in plant and equipment within our Architectural Glass segment (the Project). The NMTC transaction is subject to 100 percent tax credit recapture for a period of seven years. Therefore, proceeds received in exchange for the transfer of the tax credits will be recognized as earnings in fiscal 2024, if the expected tax benefits are delivered without risk of recapture to WF and our performance obligation is relieved.

In exchange for substantially all of the benefits derived from the tax credits, WF contributed $6.0 million to the Project, which is included in other non-current liabilities on our consolidated balance sheets. Direct and incremental costs incurred in structuring the arrangement have been deferred and will be recognized in proportion to the recognition of the related profits. These costs amounted to $0.9 million and are included in other non-current assets on our consolidated balance sheets. Variable-interest entities have been created as a result of the transaction structure, which have been included within our consolidated financial statements as WF does not have a material interest in the underlying economics of the Project.

Litigation. We are a party to various legal proceedings incidental to our normal operating activities. In particular, like others in the construction supply and services industry, our businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. We are also subject to litigation arising out of general liability, employment practices, workers' compensation and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on our results of operations, cash flows or financial condition.

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

•	The LSO segment fabricates value-added glass and acrylic products for the picture framing, fine art, wall decor and display markets.

	Three Months Ended		Six Months Ended
(In thousands)	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Net sales from operations
Architectural Glass	$99,205	$92,433	$192,565	$193,608
Architectural Services	77,734	52,197	140,554	107,849
Architectural Framing Systems	92,229	80,671	173,362	152,571
Large-Scale Optical	21,270	22,444	41,298	42,663
Intersegment eliminations	(11,983)	(6,991)	(21,444)	(15,975)
Net sales	$278,455	$240,754	$526,335	$480,716
Operating income (loss) from operations
Architectural Glass	$9,616	$6,738	$19,147	$15,021
Architectural Services	6,236	1,419	9,418	2,361
Architectural Framing Systems	13,001	9,692	23,232	14,953
Large-Scale Optical	5,051	5,642	9,703	10,512
Corporate and other	(856)	(1,068)	(2,203)	(2,200)
Operating income	$33,048	$22,423	$59,297	$40,647

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

Highlights of Second Quarter and First Six Months of Fiscal 2017 Compared to Second Quarter and First Six Months of Fiscal 2016

Net sales
Consolidated net sales increased 15.7 percent, or $37.7 million, for the second quarter ended August 27, 2016, and 9.5 percent, or $45.6 million, for the six months ended August 27, 2016, compared to the same periods in the prior year. Sales growth in the second quarter of fiscal 2017 in all three architectural segments was largely due to gains in volume, pricing and mix, driven by continued strength in non-residential construction end-markets as compared to the second quarter of fiscal 2016. For the six-month period, sales growth was driven by a combination of project timing in the Architectural Services segment and volume growth in the Architectural Framing Systems segment. Foreign currency did not have a meaningful impact on sales results in either of the current year periods as compared to the prior year periods.

The relationship between various components of operations, as a percentage of net sales, is illustrated below:

	Three Months Ended		Six Months Ended
(Percent of net sales)	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.0	76.4	74.0	76.6
Gross profit	26.0	23.6	26.0	23.4
Selling, general and administrative expenses	14.2	14.2	14.8	14.9
Operating income	11.9	9.4	11.2	8.5
Interest income	0.1	0.1	0.1	0.1
Interest expense	0.1	0.1	0.1	0.1
Other income, net	0.1	—	0.1	—
Earnings before income taxes	12.0	9.4	11.3	8.5
Income tax expense	3.9	3.3	3.8	2.9
Net earnings	8.0%	6.1%	7.5%	5.6%
Effective tax rate	32.9%	34.2%	33.1%	34.1%

Gross profit
Gross profit as a percent of sales increased to 26.0 percent for the three- and six-month periods ended August 27, 2016, from 23.6 percent and 23.4 percent in the three- and six-month periods, respectively, of the prior year. Gross profit improvements in both periods of fiscal 2017 compared to fiscal 2016 were driven by a combination of improved productivity and pricing and increased volume in our three Architectural-based segments.
Selling, general and administrative (SG&A) expenses
SG&A expenses for the second quarter of fiscal 2017 increased $5.2 million over the second quarter of last year, but were flat at 14.2 percent of net sales in both quarterly periods. For the six-month period ended August 27, 2016, SG&A expenses increased $6.0 million compared to the prior year six-month period, but declined to 14.8 percent of sales compared to 14.9 percent in the prior-year comparative period. The increased expense in both periods of fiscal 2017 compared to the prior-year periods was due to increased sales-related wages to drive growth and overall incentive compensation due to improved results.
Income tax expense
Our effective tax rate in the second quarter of fiscal 2017 was 32.9 percent, compared to 34.2 percent in the same period last year, and our effective tax rate for the six-month period ended August 27, 2016 was 33.1 percent, compared to 34.1 percent in the same period last year, mainly as a result of differences in the timing of the federal research and development tax credit.

Segment Analysis

Architectural Glass

	Three Months Ended			Six Months Ended
(In thousands)	August 27, 2016	August 29, 2015	% Change	August 27, 2016	August 29, 2015	% Change
Net sales	$99,205	$92,433	7.3%	$192,565	$193,608	(0.5)%
Operating income	9,616	6,738	42.7%	19,147	15,021	27.5%
Operating margin	9.7%	7.3%		9.9%	7.8%
For the quarter, Architectural Glass net sales increased $6.8 million, or 7.3 percent, over the second quarter of the prior year due to improved pricing and mix and volume growth in our domestic markets. For the six-month period of the current year, net sales declined $1.0 million, or 0.5 percent, from the six-month period last year due to lower export and international sales offsetting improved domestic pricing and mix. Additionally, fiscal 2017 results in both periods were impacted by weaker performance in our Brazilian glass fabrication operation due to the ongoing challenging local economic conditions. Foreign currency impact on sales was nominal in both periods of fiscal 2017 as compared to fiscal 2016.
Operating margin improved 240 basis points and 210 basis points for the three- and six-month periods of the current year, respectively, compared to the same periods in the prior year, driven by improved productivity, pricing and mix and volume growth in the U.S., partially offset by the continued challenging Brazilian economic conditions.

Architectural Services

	Three Months Ended			Six Months Ended
(In thousands)	August 27, 2016	August 29, 2015	% Change	August 27, 2016	August 29, 2015	% Change
Net sales	$77,734	$52,197	48.9%	$140,554	$107,849	30.3%
Operating income	6,236	1,419	339.5%	9,418	2,361	298.9%
Operating margin	8.0%	2.7%		6.7%	2.2%
Architectural Services net sales increased $25.5 million, or 48.9 percent, and $32.7 million, or 30.3 percent, for the three- and six-month periods ended August 27, 2016, respectively, over the same periods in the prior year, primarily due to year-on-year timing of project activity.
Operating margin improved 530 basis points and 450 basis points for the three- and six-month periods of the current year, respectively, compared to the same periods of the prior year, due to leveraging strong volume at better project margins with good project execution.

Architectural Framing Systems

	Three Months Ended			Six Months Ended
(In thousands)	August 27, 2016	August 29, 2015	% Change	August 27, 2016	August 29, 2015	% Change
Net sales	$92,229	$80,671	14.3%	$173,362	$152,571	13.6%
Operating income	13,001	9,692	34.1%	23,232	14,953	55.4%
Operating margin	14.1%	12.0%		13.4%	9.8%
Architectural Framing Systems net sales increased $11.6 million, or 14.3 percent, and $20.8 million, or 13.6 percent, for the three- and six-month periods ended August 27, 2016, respectively, over the same periods in the prior year, primarily due to volume growth across all businesses, along with improved product mix.
Operating margin improved 210 basis points and 360 basis points for the three- and six-month periods of the current year, respectively, compared to the same periods of the prior year, due to improved operational performance, operating leverage on volume growth and lower material costs.

Large-Scale Optical (LSO)

	Three Months Ended			Six Months Ended
(In thousands)	August 27, 2016	August 29, 2015	% Change	August 27, 2016	August 29, 2015	% Change
Net sales	$21,270	$22,444	(5.2)%	$41,298	$42,663	(3.2)%
Operating income	5,051	5,642	(10.5)%	9,703	10,512	(7.7)%
Operating margin	23.7%	25.1%		23.5%	24.6%
LSO net sales declined $1.2 million, or 5.2 percent, and $1.4 million, or 3.2 percent, for the three- and six-month periods ended August 27, 2016, respectively, over the comparative prior-year periods, due to timing of customer orders.
Operating margin declined 140 basis points and 110 basis points for the three- and six-month periods of the current year, respectively, compared to the same periods of the prior year, due to lower volume and investments for growth in new geographies and product markets.

Backlog
Backlog represents the dollar amount of revenues we expect to recognize in the near term from firm contracts or orders. We use backlog as one of the metrics to evaluate near-term sales trends in our business. Backlog is not a term defined under GAAP and is not a measure of contract profitability. Backlog should not be used as the sole indicator of our future revenue and earnings.

We include a project within our backlog at the time a signed contract or a firm purchase order is received, generally as a result of a competitive bidding process. Backlog by reporting segment was:

(In thousands)	August 27, 2016	February 27, 2016	August 29, 2015
Architectural Glass	$90,736	$71,798	$83,941
Architectural Services	236,075	320,351	348,814
Architectural Framing Systems	130,464	123,027	86,537
Large-Scale Optical	1,570	2,278	2,075
Intersegment eliminations	(11,195)	(9,438)	(9,477)
Total Backlog	$447,650	$508,016	$511,890

In general, we have seen, and expect to continue to see, an increased portion of our revenues from shorter lead-time work that turns quickly and books and ships within the same period. These book-and-ship sales are not included in our backlog within the period. Backlog at the end of the second quarter of fiscal 2017 declined from the prior periods as a result of inconsistent timing in committed Architectural Services segment projects. We expect approximately $281 million, or 63 percent, of backlog at August 27, 2016 to be recognized during the remainder of fiscal 2017, and approximately $167 million, or 37 percent, to be recognized in fiscal 2018.

Liquidity and Capital Resources

Selected cash flow data	Six Months Ended
(In thousands)	August 27, 2016	August 29, 2015
Operating Activities
Net cash provided by operating activities	$41,208	$62,098
Investing Activities
Capital expenditures	(31,474)	(19,366)
Change in restricted cash	(16,949)	—
Net purchases of marketable securities	(551)	(53,234)
Financing Activities
Dividends paid	(7,133)	(6,431)

Operating Activities. Cash provided by operating activities was $41.2 million for the first six months of fiscal 2017, decreasing $20.9 million over the prior year due to increased investment in working capital to support growth, partially offset by improved operating results.

Investing Activities. In the first six months of fiscal 2017, net cash used by investing activities was $49.3 million, compared to $73.5 million in the same period last year. Current year usage was mainly in the form of capital expenditures, while the prior year was driven by net purchases of short-term marketable securities of $53.2 million. In relation to our New Markets Tax Credit transaction, we also restricted $16.9 million of cash during the second quarter of fiscal 2017 for investment in our oversized glass fabrication project in our Architectural Glass segment to take place over the next 12 months (additional discussion in Note 13).

We expect fiscal 2017 capital expenditures of approximately $70 million, primarily to increase our product capabilities. In particular, we are investing in the oversized glass fabrication project, and to increase our manufacturing productivity across our reporting segments.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity and/or further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. We paid dividends totaling $7.1 million ($0.25 per share) in the first six months of fiscal 2017. We maintain a $125.0 million committed revolving credit facility as described in Note 9. As defined within our committed revolving credit facility, we are required to comply with two financial covenants. These financial covenants require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum net worth. At August 27, 2016, we were in compliance with both financial covenants.

Our Board of Directors has authorized a share repurchase program. We did not repurchase any shares under the program during the first six months of either fiscal 2017 or fiscal 2016. We have repurchased a total of 3,057,632 shares, at a total cost of $61.5 million, since the inception of this program during fiscal 2004. We have remaining authority to repurchase 1,192,368 shares under this program, which has no expiration date.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of August 27, 2016:

	Payments Due by Fiscal Period
(In thousands)	Fiscal 2017 Remaining	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$—	$5,400	$15,000	$20,400
Operating leases (undiscounted)	4,904	8,572	7,869	6,484	3,993	4,984	36,806
Purchase obligations	111,717	49,324	571	197	—	—	161,809
Total cash obligations	$116,621	$57,896	$8,440	$6,681	$9,393	$19,984	$219,015

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

As of August 27, 2016, we had reserves of $5.2 million and $1.5 million for unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $0.6 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At August 27, 2016, we had ongoing letters of credit related to industrial revenue bonds and construction contracts that reduce availability of funds under our committed credit facility. The letters of credit by expiration period are:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2017 Remaining	2018	2019	2020	2021	Thereafter	Total
Standby letters of credit	$—	$20,982	$—	$—	$—	$2,500	$23,482

In addition to the above standby letters of credit, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At August 27, 2016, $125.4 million of our backlog was bonded by performance bonds with a face value of $322.9 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

At August 27, 2016, we had cash and cash equivalents, short-term securities and restricted cash of $94.6 million, and $101.5 million available under our committed revolving credit facility. We believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments for the next 12 months.

Outlook
The following statements are based on our current expectations for full-year fiscal 2017 results. These statements are forward-looking, and actual results may differ materially.

•	Revenue growth of approximately 10 percent over fiscal 2016.

•	Gross margin of approximately 26.5 percent and operating margin of approximately 11.3 percent.

•	Earnings per share of $2.80 to $2.90.

•	Capital expenditures of approximately $70 million.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 27, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
May 29, 2016 through June 25, 2016	3,800	$43.69	—	1,192,368
June 26, 2016 through July 23, 2016	—	—	—	1,192,368
July 24, 2016 through August 27, 2016	16,497	47.44	—	1,192,368
Total	20,297	$46.19	—	1,192,368

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

10.1
First Amendment to Apogee Enterprises, Inc. 2016 Executive Management Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on August 10, 2016.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 27, 2016 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 27, 2016 and February 27, 2016, (ii) the Consolidated Results of Operations for the three and six months ended August 27, 2016 and August 29, 2015, (iii) the Consolidated Statements of Comprehensive Earnings for the three and six months ended August 27, 2016 and August 29, 2015, (iv) the Consolidated Statements of Cash Flows for the six months ended August 27, 2016 and August 29, 2015, (v) the Consolidated Statements of Shareholders' Equity for the six months ended August 27, 2016 and August 29, 2015, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 6, 2016	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: October 6, 2016	By: /s/ James S. Porter
James S. Porter Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended August 27, 2016

10.1
First Amendment to Apogee Enterprises, Inc. 2016 Executive Management Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on August 10, 2016.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 27, 2016 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 27, 2016 and February 27, 2016, (ii) the Consolidated Results of Operations for the three and six months ended August 27, 2016 and August 29, 2015, (iii) the Consolidated Statements of Comprehensive Earnings for the three and six months ended August 27, 2016 and August 29, 2015, (iv) the Consolidated Statements of Cash Flows for the six months ended August 27, 2016 and August 29, 2015, (v) the Consolidated Statements of Shareholders' Equity for the six months ended August 27, 2016 and August 29, 2015, and (vi) Notes to Consolidated Financial Statements.