Form 10-Q
period 2016-11-26
APOGEE ENTERPRISES, INC.
filed 2017-01-05
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2016

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
As of January 4, 2017, 28,646,308 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except stock data)	November 26, 2016	February 27, 2016
Assets
Current assets
Cash and cash equivalents	$51,599	$60,470
Short-term available for sale securities	30,635	30,173
Restricted cash	14,884	—
Receivables, net of allowance for doubtful accounts	188,442	172,832
Inventories	73,161	63,386
Deferred tax assets	—	1,820
Other current assets	6,770	8,112
Total current assets	365,491	336,793
Property, plant and equipment, net	229,556	202,462
Available for sale securities	10,962	12,519
Deferred tax assets	395	—
Goodwill	74,308	73,996
Intangible assets	19,460	19,862
Other non-current assets	17,073	11,808
Total assets	$717,245	$657,440
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$65,087	$64,762
Accrued payroll and related benefits	42,132	39,946
Accrued self-insurance reserves	8,581	7,818
Other current liabilities	32,369	29,339
Billings in excess of costs and earnings on uncompleted contracts	36,786	31,890
Accrued income taxes	3,439	3,626
Total current liabilities	188,394	177,381
Long-term debt	20,400	20,400
Long-term self-insurance reserves	8,008	7,137
Deferred tax liabilities	—	4,972
Other non-current liabilities	48,266	41,355
Commitments and contingent liabilities (Note 13)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,646,488 and 28,683,948, respectively	9,549	9,561
Additional paid-in capital	148,379	145,528
Retained earnings	323,070	282,477
Common stock held in trust	(863)	(837)
Deferred compensation obligations	863	837
Accumulated other comprehensive loss	(28,821)	(31,371)
Total shareholders’ equity	452,177	406,195
Total liabilities and shareholders’ equity	$717,245	$657,440

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Net sales	$274,072	$238,324	$800,407	$719,040
Cost of sales	201,204	175,898	590,581	544,326
Gross profit	72,868	62,426	209,826	174,714
Selling, general and administrative expenses	39,609	34,568	117,269	106,209
Operating income	33,259	27,858	92,557	68,505
Interest income	271	258	799	762
Interest expense	150	159	495	477
Other (expense) income, net	(158)	(75)	350	(120)
Earnings before income taxes	33,222	27,882	93,211	68,670
Income tax expense	10,670	9,361	30,540	23,264
Net earnings	$22,552	$18,521	$62,671	$45,406

Earnings per share - basic	$0.78	$0.64	$2.18	$1.56
Earnings per share - diluted	$0.78	$0.63	$2.17	$1.54
Weighted average basic shares outstanding	28,828	29,181	28,807	29,137
Weighted average diluted shares outstanding	28,892	29,466	28,913	29,479

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Net earnings	$22,552	$18,521	$62,671	$45,406
Other comprehensive (loss) earnings:
Unrealized (loss) gain on marketable securities, net of $(139), $10, $(105) and $(24) of tax (benefit) expense, respectively	(258)	18	(192)	(45)
Foreign currency translation adjustments	(1,783)	(4,106)	2,742	(9,257)
Other comprehensive (loss) earnings	(2,041)	(4,088)	2,550	(9,302)
Total comprehensive earnings	$20,511	$14,433	$65,221	$36,104

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(In thousands)	November 26, 2016	November 28, 2015
Operating Activities
Net earnings	$62,671	$45,406
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,270	23,336
Stock-based compensation	4,403	3,686
Deferred income taxes	(3,335)	(5,026)
Excess tax benefits from share-based compensation	(2,334)	(4,990)
Gain on disposal of assets	(287)	(67)
Proceeds from New Markets Tax Credit transaction, net of deferred costs	5,109	—
Other, net	(1,281)	562
Changes in operating assets and liabilities:
Receivables	(15,235)	6,552
Inventories	(9,555)	(3,419)
Accounts payable and accrued expenses	1,897	1,296
Billings in excess of costs and earnings on uncompleted contracts	4,896	7,391
Refundable and accrued income taxes	(1,073)	13,159
Other, net	335	(1,719)
Net cash provided by operating activities	70,481	86,167
Investing Activities
Capital expenditures	(44,548)	(26,757)
Proceeds from sales of property, plant and equipment	1,716	—
Change in restricted cash	(14,884)	—
Purchases of marketable securities	(3,021)	(64,551)
Sales/maturities of marketable securities	3,703	3,765
Other, net	(2,168)	(3,875)
Net cash used in investing activities	(59,202)	(91,418)
Financing Activities
(Repayments) borrowings on line of credit, net	(408)	350
Shares withheld for taxes, net of stock issued to employees	(910)	(3,267)
Excess tax benefits from share-based compensation	2,334	4,990
Repurchase and retirement of common stock	(10,817)	(7,257)
Dividends paid	(10,687)	(9,632)
Net cash used in financing activities	(20,488)	(14,816)
Decrease in cash and cash equivalents	(9,209)	(20,067)
Effect of exchange rates on cash	338	(1,405)
Cash and cash equivalents at beginning of year	60,470	52,185
Cash and cash equivalents at end of period	$51,599	$30,713
Noncash Activity
Capital expenditures in accounts payable	$6,683	$371

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at February 27, 2016	28,684	$9,561	$145,528	$282,477	$(837)	$837	$(31,371)
Net earnings	—	—	—	62,671	—	—	—
Unrealized loss on marketable securities, net of $105 tax benefit	—	—	—	—	—	—	(192)
Foreign currency translation adjustments	—	—	—	—	—	—	2,742
Issuance of stock, net of cancellations	139	46	94	—	(26)	26	—
Share-based compensation	—	—	4,403	—	—	—	—
Tax deficit associated with stock plans	—	—	(1,229)	—	—	—	—
Exercise of stock options	125	42	1,211	—	—	—	—
Share repurchases	(250)	(83)	(1,357)	(9,376)	—	—	—
Other share retirements	(52)	(17)	(271)	(2,015)	—	—	—
Cash dividends	—	—	—	(10,687)	—	—	—
Balance at November 26, 2016	28,646	$9,549	$148,379	$323,070	$(863)	$863	$(28,821)

Balance at February 28, 2015	29,050	$9,683	$138,575	$256,538	$(801)	$801	$(22,320)
Net earnings	—	—	—	45,406	—	—	—
Unrealized loss on marketable securities, net of $24 tax benefit	—	—	—	—	—	—	(45)
Foreign currency translation adjustments	—	—	—	—	—	—	(9,257)
Issuance of stock, net of cancellations	101	34	124	—	(27)	27	—
Share-based compensation	—	—	3,686	—	—	—	—
Tax benefit associated with stock plans	—	—	4,037	—	—	—	—
Exercise of stock options	200	67	1,539	—	—	—	—
Share repurchases	(150)	(50)	(784)	(6,424)	—	—	—
Other share retirements	(93)	(31)	(477)	(4,559)	—	—	—
Cash dividends	—	—	—	(9,632)	—	—	—
Balance at November 28, 2015	29,108	$9,703	$146,700	$281,329	$(828)	$828	$(31,622)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 27, 2016. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. The results of operations for the nine-month period ended November 26, 2016 are not necessarily indicative of the results to be expected for the full year.

In connection with preparing the unaudited consolidated financial statements for the nine months ended November 26, 2016, we evaluated subsequent events for potential recognition and disclosure through the date of this filing. On December 14, 2016, we acquired substantially all the assets of Sotawall Inc., a privately-held curtainwall design and fabrication company based in Toronto, Canada, for approximately $135 million (USD). The acquisition was funded through a combination of approximately $70 million of existing cash and short-term investments and approximately $65 million from our committed revolving line of credit. Purchase accounting will be performed in the fourth quarter and the acquired company will be included within our Architectural Framing Systems reporting segment. Results of operations for Sotawall will be included in our consolidated financial statements from the date of acquisition.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016. We plan to early adopt this standard in the fourth quarter of the current fiscal year and do not expect it to have a significant impact to our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which addresses eight specific cash flow issues with the objective of reducing diversity in practice. The standard is effective for fiscal years beginning after December 15, 2017, but may be adopted early. We are currently evaluating the impact this standard will have on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which clarifies guidance and presentation related to restricted cash in the statement of cash flows, including stating that restricted cash should be included within cash and cash equivalents on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively. We are currently evaluating the impact this standard will have on our consolidated financial statements.

3.	Share-Based Compensation
Total share-based compensation expense included in the results of operations was $4.4 million and $3.7 million for the nine-month periods ended November 26, 2016 and November 28, 2015, respectively.

Stock Options and SARs
There were no stock options or SARs issued in the first nine months of either fiscal 2017 or 2016. The following table summarizes activity for the nine months ended November 26, 2016:

Stock Options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at February 27, 2016	403,714	$11.81
Awards exercised	(128,387)	10.77
Outstanding and exercisable at November 26, 2016	275,327	$12.30	3.8 Years	$9,944,785

Cash proceeds from the exercise of stock options were $1.3 million and $1.6 million for the nine months ended November 26, 2016 and November 28, 2015, respectively. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $4.5 million during the nine months ended November 26, 2016 and $7.5 million during the prior-year period.

Nonvested Shares and Share Units
The following table summarizes nonvested share activity for the nine months ended November 26, 2016:

Nonvested Shares and Units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 27, 2016	275,457	$37.48
Granted	148,672	42.90
Vested	(140,404)	28.43
Canceled	(750)	45.79
Nonvested at November 26, 2016	282,975	$44.79

At November 26, 2016, there was $8.2 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 22 months. The total fair value of shares vested during the nine months ended November 26, 2016 was $6.2 million.

4.	Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands)	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Basic earnings per share – weighted average common shares outstanding	28,828	29,181	28,807	29,137
Weighted average effect of nonvested share grants and assumed exercise of stock options	64	285	106	342
Diluted earnings per share – weighted average common shares and potential common shares outstanding	28,892	29,466	28,913	29,479

There were no anti-dilutive stock options excluded from the calculation of earnings per share for any of the periods presented, as the average market price exceeded the exercise price of options outstanding.

5.	Inventories

(In thousands)	November 26, 2016	February 27, 2016
Raw materials	$24,950	$21,404
Work-in-process	14,153	9,958
Finished goods	30,444	25,486
Costs and earnings in excess of billings on uncompleted contracts	3,614	6,538
Total inventories	$73,161	$63,386

6.	Marketable Securities

We hold the following marketable securities, all classified as available for sale:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
November 26, 2016
Mutual fund	$30,353	$—	$(84)	$30,269
Municipal bonds	11,419	50	(141)	11,328
Total marketable securities	$41,772	$50	$(225)	$41,597
February 27, 2016
Mutual fund	$30,178	$—	$(55)	$30,123
Municipal bonds	12,393	285	(109)	12,569
Total marketable securities	$42,571	$285	$(164)	$42,692

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

As of November 26, 2016, marketable securities with a fair value of $1.2 million have been in a continuous unrealized loss position for more than 12 months with unrealized losses of $0.1 million.

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

The amortized cost and estimated fair values of municipal bonds at November 26, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$367	$366
Due after one year through five years	4,166	4,164
Due after five years through 10 years	5,594	5,606
Due after 10 years through 15 years	1,292	1,192
Total	$11,419	$11,328

Gross realized gains and losses were not significant during the first nine months of fiscal 2017 and fiscal 2016.

7.	Fair Value Measurements

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
November 26, 2016
Cash equivalents
Money market funds	$10,879	$—	$10,879
Commercial paper	—	25,686	25,686
Total cash equivalents	10,879	25,686	36,565
Short-term securities
Mutual funds	30,269	—	30,269
Municipal bonds	—	366	366
Total short-term securities	30,269	366	30,635
Long-term securities
Municipal bonds	—	10,962	10,962
Total assets at fair value	$41,148	$37,014	$78,162
February 27, 2016
Cash equivalents
Money market funds	$23,199	$—	$23,199
Commercial paper	—	29,774	29,774
Total cash equivalents	23,199	29,774	52,973
Short-term securities
Mutual funds	30,123	—	30,123
Municipal bonds	—	50	50
Total short-term securities	30,123	50	30,173
Long-term securities
Municipal bonds	—	12,519	12,519
Total assets at fair value	$53,322	$42,343	$95,665

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

8.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill attributable to each reporting segment is as follows:

(In thousands)	Architectural Glass	Architectural Framing Systems	Architectural Services	Large-Scale Optical	Total
Balance at February 28, 2015	$26,355	$37,825	$1,120	$10,557	$75,857
Foreign currency translation	(716)	(1,145)	—	—	(1,861)
Balance at February 27, 2016	25,639	36,680	1,120	10,557	73,996
Foreign currency translation	323	(11)	—	—	312
Balance at November 26, 2016	$25,962	$36,669	$1,120	$10,557	$74,308

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
November 26, 2016
Definite-lived intangible assets:
Debt issue costs on revolving credit facility	$4,073	$(2,907)	$—	$1,166
Non-compete agreements	6,524	(6,318)	—	206
Customer relationships	22,636	(13,043)	213	9,806
Purchased intellectual property	7,656	(3,473)	183	4,366
Total definite-lived intangible assets	$40,889	$(25,741)	$396	$15,544
Indefinite-lived intangible assets:
Trademarks	3,919	—	(3)	3,916
Total intangible assets	$44,808	$(25,741)	$393	$19,460
February 27, 2016
Definite-lived intangible assets:
Debt issue costs on revolving credit facility	$3,677	$(2,758)	$—	$919
Non-compete agreements	6,673	(6,419)	(16)	238
Customer relationships	24,174	(12,737)	(1,162)	10,275
Purchased intellectual property	8,213	(3,271)	(431)	4,511
Total definite-lived intangible assets	$42,737	$(25,185)	$(1,609)	$15,943
Indefinite-lived intangible assets:
Trademarks	4,239	—	(320)	3,919
Total intangible assets	$46,976	$(25,185)	$(1,929)	$19,862

Amortization expense on definite-lived intangible assets was $1.2 million and $1.1 million for the nine-month periods ended November 26, 2016 and November 28, 2015, respectively. The amortization expense associated with debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At November 26, 2016, the estimated future amortization expense for definite-lived intangible assets was:

(In thousands)	Remainder of Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021
Estimated amortization expense	$397	$1,520	$1,460	$1,349	$1,162

9.	Debt

Debt at November 26, 2016 consisted of $20.4 million of industrial revenue bonds that mature in fiscal years 2021 through 2043. The fair value of the industrial revenue bonds approximates carrying value at November 26, 2016, due to the variable interest rates on these instruments. The bonds would be classified as Level 2 within the fair value hierarchy described in Note 7.

In November 2016, we amended our committed revolving credit facility, increasing the amount to $175.0 million and extending the expiration date to November 2021. No borrowings were outstanding under the facility as of November 26, 2016 or February 27, 2016. As defined within our amended committed revolving credit facility, we are required to comply with two financial covenants. These financial covenants require us to stay below a maximum leverage ratio and to maintain a minimum interest coverage ratio. At November 26, 2016, we were in compliance with both financial covenants.

We also maintain a $4.0 million Canadian dollar revolving demand facility available to our Canadian operation. No borrowings were outstanding under this facility as of November 26, 2016 or February 27, 2016. Borrowings under the facility are made available at the sole discretion of the lender and are payable on demand, with interest at rates specified in the credit agreement.

Interest payments were $0.5 million and $0.4 million for the nine months ended November 26, 2016 and November 28, 2015, respectively.

10.	Employee Benefit Plans

Pension Plans
The Company sponsors two defined-benefit pension plans: an unfunded Officers’ Supplemental Executive Retirement Plan and the Tubelite Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost are:

	Three Months Ended		Nine Months Ended
(In thousands)	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Interest cost	$139	$142	$417	$426
Expected return on assets	(10)	(34)	(30)	(102)
Amortization of unrecognized net loss	56	62	168	186
Net periodic benefit cost	$185	$170	$555	$510

11.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2014, or U.S. state and local income tax examinations for years prior to fiscal 2010. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2013, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The total liability for unrecognized tax benefits at November 26, 2016 and February 27, 2016 was approximately $5.3 million and $5.0 million, respectively. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.5 million during the next 12 months due to lapsing of statutes.

12.	Other Non-Current Liabilities

(In thousands)	November 26, 2016	February 27, 2016
Deferred benefit from New Market Tax Credit transactions	$16,708	$10,741
Retirement plan obligations	9,992	9,992
Deferred compensation plan	7,176	4,814
Other	14,390	15,808
Total other non-current liabilities	$48,266	$41,355

13.Commitments and Contingent Liabilities

Operating lease commitments. As of November 26, 2016, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rental payments based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

(In thousands)	Remainder of Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Total minimum payments	$2,987	$8,683	$7,891	$6,507	$4,006	$4,981	$35,055

Bond commitments. In the ordinary course of business, predominantly in our Architectural Services segment, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At November 26, 2016, $113.2 million of our backlog was bonded by performance bonds with a face value of $327.5 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

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

	Nine Months Ended
(In thousands)	November 26, 2016	November 28, 2015
Balance at beginning of period	$16,340	$11,275
Additional accruals	6,082	5,789
Claims paid	(4,878)	(2,460)
Balance at end of period	$17,544	$14,604

Letters of credit. At November 26, 2016, we had ongoing letters of credit related to construction contracts and certain industrial revenue bonds. The total value of letters of credit under which we were obligated as of November 26, 2016 was approximately $23.5 million, all of which have been issued under our committed revolving credit facility. Availability under this $175.0 million credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility.

Purchase obligations. Purchase obligations for raw material commitments and capital expenditures totaled $141.7 million as of November 26, 2016.

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

The Company has four reporting segments: Architectural Glass, Architectural Framing Systems, Architectural Services and Large-Scale Optical (LSO).

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

•	The LSO segment fabricates value-added glass and acrylic products for the picture framing, fine art, wall decor and display markets.

	Three Months Ended		Nine Months Ended
(In thousands)	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Net sales from operations
Architectural Glass	$107,002	$85,461	$299,567	$279,069
Architectural Framing Systems	90,850	76,419	264,212	228,990
Architectural Services	64,380	61,244	204,934	169,093
Large-Scale Optical	22,084	24,211	63,382	66,874
Intersegment eliminations	(10,244)	(9,011)	(31,688)	(24,986)
Net sales	$274,072	$238,324	$800,407	$719,040
Operating income (loss) from operations
Architectural Glass	$11,708	$8,383	$30,855	$23,405
Architectural Framing Systems	11,838	9,244	35,070	24,197
Architectural Services	4,918	3,702	14,336	6,063
Large-Scale Optical	5,910	7,621	15,613	18,132
Corporate and other	(1,115)	(1,092)	(3,317)	(3,292)
Operating income	$33,259	$27,858	$92,557	$68,505

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

Overview
We are a world leader in certain technologies involving the design and development of value-added glass solutions for enclosing commercial buildings and framing art. Our four reporting segments are: Architectural Glass, Architectural Framing Systems, Architectural Services and Large-Scale Optical (LSO).

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended February 27, 2016 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Highlights of Third Quarter and First Nine Months of Fiscal 2017 Compared to Third Quarter and First Nine Months of Fiscal 2016

Net sales
Consolidated net sales increased 15.0 percent, or $35.7 million, for the third quarter ended November 26, 2016, and 11.3 percent, or $81.4 million, for the nine months ended November 26, 2016, compared to the same periods in the prior year. Sales growth in the third-quarter and year-to-date periods of fiscal 2017 compared to the same periods of fiscal 2016 was largely due to gains in volume across all three architectural segments, driven by continued strength in non-residential construction end-markets and success in our strategies to expand geographically and introduce new products. Additionally, the nine-month period benefited by timing of project activity driving growth in our Architectural Services segment. Foreign currency did not have a meaningful impact on sales results in either of the current year periods as compared to the prior-year periods.

The relationship between various components of operations, as a percentage of net sales, is illustrated below:

	Three Months Ended		Nine Months Ended
(Percent of net sales)	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.4	73.8	73.8	75.7
Gross profit	26.6	26.2	26.2	24.3
Selling, general and administrative expenses	14.5	14.5	14.7	14.8
Operating income	12.1	11.7	11.5	9.5
Interest and other (expense) income, net	—	—	—	—
Earnings before income taxes	12.1	11.7	11.5	9.5
Income tax expense	3.9	3.9	3.8	3.2
Net earnings	8.2%	7.8%	7.7%	6.3%
Effective tax rate	32.1%	33.6%	32.8%	33.9%

Gross profit
Gross profit as a percent of sales increased to 26.6 percent and 26.2 percent for the respective three- and nine-month periods ended November 26, 2016, from 26.2 percent and 24.3 percent in the respective three- and nine-month periods of the prior year. Gross profit improvements in both periods of fiscal 2017 compared to fiscal 2016 were driven by operating leverage on increased volume and improved productivity in our three Architectural-based segments.
Selling, general and administrative (SG&A) expenses
SG&A expenses for the third quarter of fiscal 2017 increased $5.0 million over the third quarter of last year, but were flat as a percentage of net sales at 14.5 percent in both quarterly periods. For the nine-month period ended November 26, 2016 compared to the prior year nine-month period, SG&A expenses increased $11.1 million, but declined as a percentage of net sales to 14.7 percent compared to 14.8 percent in the prior-year period. The increased expense in both periods of fiscal 2017 compared to the prior-year periods was due to overall incentive compensation due to improved results, and to increased sales-related wages.

Income tax expense
Our effective tax rate in the third quarter of fiscal 2017 was 32.1 percent, compared to 33.6 percent in the same period last year, and was 32.8 percent for the nine-month period ended November 26, 2016, compared to 33.9 percent in the same period last year, mainly as a result of differences in the timing of the federal research and development tax credit.

Segment Analysis

Architectural Glass

	Three Months Ended			Nine Months Ended
(In thousands)	November 26, 2016	November 28, 2015	% Change	November 26, 2016	November 28, 2015	% Change
Net sales	$107,002	$85,461	25.2%	$299,567	$279,069	7.3%
Operating income	11,708	8,383	39.7%	30,855	23,405	31.8%
Operating margin	10.9%	9.8%		10.3%	8.4%
Architectural Glass net sales increased $21.5 million, or 25.2 percent, and $20.5 million, or 7.3 percent, for the three- and nine-month periods ended November 26, 2016, respectively, over the same periods in the prior year, due to strong growth in our U.S.-based business, as a result of our focus on growth in the mid-size building sector. Foreign currency impact on sales was nominal in both periods of fiscal 2017 as compared to fiscal 2016.
Operating margin improved 110 basis points and 190 basis points for the three- and nine-month periods of the current year, respectively, compared to the same periods in the prior year, driven by volume growth in the U.S., improved pricing and mix and improved productivity.

Architectural Framing Systems

	Three Months Ended			Nine Months Ended
(In thousands)	November 26, 2016	November 28, 2015	% Change	November 26, 2016	November 28, 2015	% Change
Net sales	$90,850	$76,419	18.9%	$264,212	$228,990	15.4%
Operating income	11,838	9,244	28.1%	35,070	24,197	44.9%
Operating margin	13.0%	12.1%		13.3%	10.6%
Architectural Framing Systems net sales increased $14.4 million, or 18.9 percent, and $35.2 million, or 15.4 percent, for the three- and nine-month periods ended November 26, 2016, respectively, over the same periods in the prior year, primarily due to volume growth across all four businesses in this segment.
Operating margin improved 90 basis points and 270 basis points for the three- and nine-month periods of the current year, respectively, compared to the same periods of the prior year, as a result of volume growth and improved productivity.

Architectural Services

	Three Months Ended			Nine Months Ended
(In thousands)	November 26, 2016	November 28, 2015	% Change	November 26, 2016	November 28, 2015	% Change
Net sales	$64,380	$61,244	5.1%	$204,934	$169,093	21.2%
Operating income	4,918	3,702	32.8%	14,336	6,063	136.5%
Operating margin	7.6%	6.0%		7.0%	3.6%
Architectural Services net sales increased $3.1 million, or 5.1 percent, and $35.8 million, or 21.2 percent, for the three- and nine-month periods ended November 26, 2016, respectively, over the same periods in the prior year, primarily due to year-on-year timing of project activity.
Operating margin improved 160 basis points and 340 basis points for the three- and nine-month periods of the current year, respectively, compared to the same periods of the prior year, due to good execution on projects with better margins and leveraging volume growth.

Large-Scale Optical (LSO)

	Three Months Ended			Nine Months Ended
(In thousands)	November 26, 2016	November 28, 2015	% Change	November 26, 2016	November 28, 2015	% Change
Net sales	$22,084	$24,211	(8.8)%	$63,382	$66,874	(5.2)%
Operating income	5,910	7,621	(22.5)%	15,613	18,132	(13.9)%
Operating margin	26.8%	31.5%		24.6%	27.1%
LSO net sales declined $2.1 million, or 8.8 percent, and $3.5 million, or 5.2 percent, for the three- and nine-month periods ended November 26, 2016, respectively, over the comparative prior-year periods, due to softer than expected custom picture framing end markets.
Operating margin declined 470 basis points and 250 basis points for the three- and nine-month periods of the current year, respectively, compared to the same periods of the prior year, as a result of the lower volume.

Backlog
Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which is expected to be recognized as revenue in the near-term. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. Backlog should not be used as the sole indicator of our future revenue and earnings. In addition to projects considered to be backlog, we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period, which are not included in this metric.

Architectural Glass segment backlog as of November 26, 2016, was $84.6 million, compared to $90.7 million at the end of the prior quarter. This segment has strategically shortened lead-times with capability and productivity improvements in order to reach new markets. As a result, there is a higher level of book-and-bill activity within quarters. In each period, backlog includes approximately $10 million of intersegment orders.

Architectural Framing Systems segment backlog has grown from $130.5 million at the end of the prior quarter to $164.1 million at November 26, 2016, due to recent increased order activity, particularly of longer lead-time contracts. Approximately half the revenue in this segment is derived from smaller projects and book-and-bill activity within the quarter.

Backlog in the Architectural Services segment has declined from $236.1 million at the end of the prior quarter to $195.5 million at November 26, 2016, due to timing of signed contracts. As a project does not enter backlog until a contract is signed, this timing can have a significant impact on this segment's backlog. In the Architectural Services segment, we have additional visibility beyond backlog because projects awarded, verbal commitments and bidding activities are monitored separately and are not included in backlog until a contract is signed.

Backlog is not a significant metric for the LSO segment, as orders are typically booked and billed within a few days.

Liquidity and Capital Resources

Selected cash flow data	Nine Months Ended
(In thousands)	November 26, 2016	November 28, 2015
Operating Activities
Net cash provided by operating activities	$70,481	$86,167
Investing Activities
Capital expenditures	(44,548)	(26,757)
Change in restricted cash	(14,884)	—
Net sales (purchases) of marketable securities	682	(60,786)
Financing Activities
Repurchase and retirement of common stock	(10,817)	(7,257)
Dividends paid	(10,687)	(9,632)

Operating Activities. Cash provided by operating activities was $70.5 million for the first nine months of fiscal 2017, decreasing $15.7 million over the prior year due to timing of working capital and tax payments, partially offset by increased profitability.

Investing Activities. In the first nine months of fiscal 2017, net cash used by investing activities was $59.2 million, compared to $91.4 million in the same period last year. Current year usage was mainly in the form of capital expenditures, while the prior year was driven by net purchases of short-term marketable securities. In relation to our New Markets Tax Credit transaction, we also hold $14.9 million of cash in the current year, restricted for investment in our oversized glass fabrication project in our Architectural Glass segment expected to take place over the next six to nine months (see Note 13 for additional discussion).

We expect total fiscal 2017 capital expenditures to be approximately $70 million, primarily used to increase our product capabilities. In particular, we are investing in the oversized glass fabrication project, and to increase our manufacturing productivity across our reporting segments.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity and/or further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. In November 2016, we amended our committed revolving credit facility, as described in Note 9, and now have a limit of $175 million, with the ability to expand to $275 million. As defined within our amended committed revolving credit facility, we are required to comply with two financial covenants. These financial covenants require us to stay below a maximum leverage ratio and to maintain a minimum interest coverage ratio. At November 26, 2016, we were in compliance with both financial covenants.

Our Board of Directors has authorized a share repurchase program. We repurchased 250,001 shares under the program, for a total cost of $10.8 million during the current third-quarter and nine-month periods. In the prior year third-quarter and nine-month periods, we repurchased 150,000 shares under the program for a total cost of $7.3 million. We have repurchased a total of 3,307,633 shares, at a total cost of $72.3 million, since the inception of this program. We have remaining authority to repurchase 942,367 shares under this program, which has no expiration date. We also paid dividends totaling $10.7 million ($0.375 per share) in the first nine months of fiscal 2017.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of November 26, 2016:

	Payments Due by Fiscal Period
(In thousands)	2017 Remaining	2018	2019	2020	2021	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$—	$5,400	$15,000	$20,400
Operating leases (undiscounted)	2,987	8,683	7,891	6,507	4,006	4,981	35,055
Purchase obligations	73,080	67,693	759	197	—	—	141,729
Total cash obligations	$76,067	$76,376	$8,650	$6,704	$9,406	$19,981	$197,184

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

As of November 26, 2016, we had reserves of $5.3 million and $1.5 million for unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $0.5 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At November 26, 2016, we had ongoing letters of credit related to industrial revenue bonds and construction contracts that reduce availability of funds under our committed credit facility. The letters of credit by expiration period are:

	Amount of Commitment Expiration Per Fiscal Period
(In thousands)	2017 Remaining	2018	2019	2020	2021	Thereafter	Total
Standby letters of credit	$—	$20,982	$—	$—	$—	$2,500	$23,482

In addition to the above standby letters of credit, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At November 26, 2016, $113.2 million of our backlog was bonded by performance bonds with a face value of $327.5 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

Due to our ability to generate strong cash from operations and borrowing capability under our committed revolving credit facility, we have significant financial flexibility. We believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments for the next 12 months.

Subsequent Event
On December 14, 2016, we acquired substantially all the assets of Sotawall Inc., a privately-held curtainwall design and fabrication company based in Toronto, Canada, for approximately $135 million (USD). The acquisition was funded through a combination of approximately $70 million of existing cash and short-term investments and approximately $65 million from our committed revolving line of credit. Purchase accounting will be performed in the fourth quarter and the acquired company will be included within our Architectural Framing Systems reporting segment. Results of operations for Sotawall will be included in our consolidated financial statements from the date of acquisition.

Outlook
The following statements are based on our current expectations for full-year fiscal 2017 results and do not include the impact of the recent acquisition. These statements are forward-looking, and actual results may differ materially.

•	Revenue growth of approximately 10 percent over fiscal 2016.

•	Gross margin of approximately 26.7 percent and operating margin of approximately 11.5 percent.

•	Earnings per share of $2.85 to $2.95.

•	Capital expenditures of approximately $70 million.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 26, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
August 28, 2016 through September 24, 2016	—	$—	—	1,192,368
September 25, 2016 through October 22, 2016	—	44.23	150,001	1,042,367
October 23, 2016 through November 26, 2016	—	42.07	100,000	942,367
Total	—	$43.64	250,001	942,367

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

10.1
Second Amended and Restated Credit Agreement, dated November 2, 2016, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders referred to therein, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and U.S. Bank National Association, as Syndication Agent and Issuing Lender. Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 4, 2016.

10.2
Asset Purchase Agreement between Sotawall, Inc., Juan A. Speck and WPP Acquisition Corporation, dated December 14, 2016. Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 20, 2016.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2016 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of November 26, 2016 and February 27, 2016, (ii) the Consolidated Results of Operations for the three and nine months ended November 26, 2016 and November 28, 2015, (iii) the Consolidated Statements of Comprehensive Earnings for the three and nine months ended November 26, 2016 and November 28, 2015, (iv) the Consolidated Statements of Cash Flows for the nine months ended November 26, 2016 and November 28, 2015, (v) the Consolidated Statements of Shareholders' Equity for the nine months ended November 26, 2016 and November 28, 2015, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 5, 2017	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: January 5, 2017	By: /s/ James S. Porter
James S. Porter Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended November 26, 2016

10.1
Second Amended and Restated Credit Agreement, dated November 2, 2016, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders referred to therein, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and U.S. Bank National Association, as Syndication Agent and Issuing Lender. Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 4, 2016.

10.2
Asset Purchase Agreement between Sotawall Inc., Juan A. Speck and WPP Acquisition Corporation, dated December 14, 2016. Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 20, 2016.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2016 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of November 26, 2016 and February 27, 2016, (ii) the Consolidated Results of Operations for the three and nine months ended November 26, 2016 and November 28, 2015, (iii) the Consolidated Statements of Comprehensive Earnings for the three and nine months ended November 26, 2016 and November 28, 2015, (iv) the Consolidated Statements of Cash Flows for the nine months ended November 26, 2016 and November 28, 2015, (v) the Consolidated Statements of Shareholders' Equity for the nine months ended November 26, 2016 and November 28, 2015, and (vi) Notes to Consolidated Financial Statements.