Form 10-K
period 2017-03-04
APOGEE ENTERPRISES, INC.
filed 2017-04-28
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-K
 _________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 4, 2017

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
☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
As of August 27, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1,386,000,000 (based on the closing price of $47.97 per share as reported on the NASDAQ Stock Market LLC as of that date).
As of April 26, 2017, 28,679,636 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant's 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

APOGEE ENTERPRISES, INC.
Annual Report on Form 10-K
For the fiscal year ended March 4, 2017

PART I
ITEM 1. BUSINESS

The Company
Apogee Enterprises, Inc. (Apogee, the Company or we) was incorporated under the laws of the State of Minnesota in 1949. We are a world leader in certain technologies involving the design and development of value-added glass products and services.

Our Company has four reporting segments, with three of the segments serving the commercial construction market:

•
The Architectural Glass segment fabricates coated, high-performance glass used globally in customized window and wall systems. For fiscal 2017, the Architectural Glass segment accounted for approximately 33 percent of our net sales.

•
The Architectural Framing Systems segment designs, engineers, fabricates and finishes the aluminum frames used in customized window, curtainwall, storefront and entrance systems comprising the outside skin of buildings. For fiscal 2017, the Architectural Framing Systems segment accounted for approximately 35 percent of our net sales.

•
The Architectural Services segment provides full-service installation of the walls of glass, windows and other curtainwall products making up the outside skin of buildings. For fiscal 2017, the Architectural Services segment accounted for approximately 24 percent of our net sales.

•
The Large-Scale Optical Technologies (LSO) segment manufactures value-added glass and acrylic products for framing and display applications. For fiscal 2017, this segment accounted for approximately 8 percent of our net sales.

On December 14, 2016, we acquired substantially all the assets of Sotawall, Inc. (now operating under the name Sotawall Limited or "Sotawall"), a privately-held designer and fabricator of high-performance, unitized curtainwall systems for commercial construction projects based in the Toronto, Canada area, for approximately $138 million. Sotawall's results of operations have been included in the consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition.

Strategy
Our overall strategy in the Architectural Glass and Architectural Framing Systems segments is to deliver growth faster than our commercial construction markets. We accomplish this through geographic and market segment expansion and new product offerings, while differentiating ourselves through superior service and lead times. In recent years, we have increased our focus on window and curtainwall retrofit and renovation of existing commercial buildings. We have seen increased interest from the non-residential and high-end multi-family residential building sectors in upgrading façades and improving energy efficiency. We consider this to be a significant opportunity for Apogee in the coming years.

In the Architectural Services segment, our emphasis is on improving margins through focused project selection, while continuing to deliver organic growth in line with our available project management capacity.

Within the LSO segment, our strategy is to grow domestically and internationally by continuing to convert the custom picture framing and fine art markets from clear uncoated glass and acrylic products to value-added products that protect art from UV damage and minimize reflection. Additionally, we have begun to enter new display markets that desire the value-added properties our glass and acrylic products provide in an effort to diversify LSO's product offerings.

We believe each of our segments has the ability to grow organically through entry into new geographies, further penetration in existing geographies and introduction of new products. We also regularly evaluate business development opportunities in adjacent sectors. Any of these strategies can also be executed by acquisition or strategic alliances.

Finally, we are constantly working to improve the efficiency and productivity of our operations by implementing lean manufacturing disciplines and automation. We expect these efforts to continue to deliver gross margin expansion into the foreseeable future.

Products and Services
Architectural Glass, Architectural Framing Systems and Architectural Services segments
These segments participate in various phases of the value chain to design, engineer, fabricate and install customized glass and aluminum window, curtainwall, storefront and entrance systems comprising the outside skin of buildings in the commercial, institutional and high-end multi-family residential construction sectors.

In our Architectural Glass segment, we add ultra-thin, high-performance coatings to uncoated glass to create a variety of aesthetic characteristics, unique designs and energy efficiency, including varying levels of solar energy management, aligned with the industry trend of increasingly energy-efficient buildings. We also laminate layers of glass and vinyl to protect against hurricanes and other severe impacts, and temper, or heat strengthen, glass to provide additional strength. Our high-performance glass is custom made-to-order and is typically fabricated into insulating and/or laminated glass units for installation into window, curtainwall, storefront or entrance systems.

Within our Architectural Framing Systems segment, we design and fabricate window, curtainwall, storefront and entrance systems using our customized aluminum and glass, or glass supplied by others. We also provide finishing services for metal components used in windows and curtainwall, as well as plastic components for other products.

By integrating technical capabilities, project management skills and field installation services, our Architectural Services segment provides design, engineering, fabrication and installation expertise for the outside skin of buildings. Our ability to efficiently design high-quality window and curtainwall systems and effectively manage the installation of building façades allows our customers to meet or exceed the timing and cost requirements of their jobs.

Our product and service offerings allow architects to create distinctive looks for office towers, hotels, education facilities and dormitories, health care facilities, government buildings, retail centers and multi-family residential buildings, while meeting functional requirements such as energy efficiency, hurricane, blast and other impact resistance and/or sound control.

LSO segment
The LSO segment provides coated glass and acrylic primarily for use in framing and display applications. Products vary based on size and coatings applied to provide conservation-grade UV protection, anti-reflective and anti-static properties and/or security features.

Product Demand and Distribution Channels
Architectural Glass, Architectural Framing Systems and Architectural Services segments
Demand for the products and services offered by our Architectural segments is affected by changes in the North American commercial construction industries, as well as by changes in general economic conditions. Additionally, the Architectural Glass segment has an operation in Brazil and is, therefore, also impacted by Brazil's commercial construction industry and general economic conditions.

We look at several external indicators to analyze potential demand for our products and services, such as U.S. job growth, office space vacancy rates, credit and interest rates available for commercial construction projects, architectural billing statistics and material costs. We also rely on our own internal indicators to analyze demand. This includes our sales pipeline, made up of contracts in review, projects awarded or committed, and bidding activity. Our sales pipeline, together with ongoing feedback, analysis and data from our customers, architects and building owners, provide visibility into near- and medium-term future demand. Additionally, we evaluate data on U.S. non-residential construction market activity, industry analysis and longer-term trends provided by external data sources.

Our architectural products and services are used in subsets of the construction industry differentiated by building type, level of customization required, customers, geographic location and project size.

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

Customers and distribution channels - Our customers are mainly glazing subcontractors and general contractors, with project design being influenced by architects and building owners. Our high-performance architectural glass is primarily sold using a direct sales force and independent sales representatives. Installation services are marketed by a direct sales force in certain metropolitan areas in the U.S. We also have the ability to provide remote project management throughout the U.S. We market our custom and standard windows, curtainwall, storefront and entrance systems using a combination of direct sales forces, independent sales representatives and distributors.

Geographic location - We primarily supply architectural glass products to customers in North America, with some international sales of our high-performance architectural glass. We estimate the U.S. demand for architectural glass fabrication in non-residential buildings is in excess of $1 billion annually. Our aluminum framing systems, including windows, curtainwall, storefront and entrances, are marketed in the U.S. and Canada, and we estimate demand to be in excess of $3 billion annually. In installation services, we are one of only a few architectural glass installation companies in the U.S. to have a national presence, and we estimate the U.S. demand to be in the range of $10 to $15 billion.

Project size - Our Architectural Glass segment primarily serves mid-size to monumental high-profile projects. Architectural Framing Systems primarily targets small and mid-size projects, and Architectural Services primarily serves mid-size projects.

LSO segment
In our LSO segment, we have the largest domestically manufactured brand of value-added glass and acrylic used in the custom picture framing market. Under the Tru Vue brand, products are sold primarily in North America through national and regional retail chains using a direct sales force, as well as through local picture framing shops using an independent distribution network. We also supply our glass and acrylic products to museums and public and private galleries and collections worldwide through independent distributors.

Competitive Conditions
Architectural Glass, Architectural Framing Systems and Architectural Services segments
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

In our Architectural Glass segment, we experience competition from regional glass fabricators who can provide certain products with attributes similar to our products. Within the market sector for large, complex projects, we encounter competition from international companies, which have products that may be equivalent to or have different characteristics than we provide. This international competition has strengthened in recent years due to the relative strength of the U.S. dollar.

The commercial window and storefront manufacturing industry is highly fragmented, and our Architectural Framing Systems segment competes against several national, regional and local aluminum window and storefront manufacturers, as well as regional paint and anodizing companies. When providing installation services, our Architectural Services segment competes against national, regional and local glass installation companies.

LSO segment
Product attributes, price, quality, marketing and service are the primary competitive factors in the LSO segment. Our competitive strengths include our excellent relationships with customers, innovative marketing programs and the performance of our value-added products. We compete with certain European valued-added glass and acrylic products for picture framing.

Warranties
We offer product and service warranties that we believe are competitive for the markets in which our products and services are sold. The nature and extent of these warranties depend upon the product or service, the market and, in some cases, the customer being served. Our standard warranties are generally from two to 10 years for our architectural glass, curtainwall and window system products, while we generally offer warranties of two years or less on our other products and services.

Sources and Availability of Raw Materials
Raw materials used within the Architectural Glass segment include flat glass, vinyl, silicone sealants and lumber. The Architectural Framing Systems segment's materials include aluminum billet and extrusions, fabricated glass, plastic extrusions, hardware, paint and chemicals. Within the Architectural Services segment, materials used include fabricated glass, aluminum extrusions and fabricated metal panels. The LSO segment mainly uses glass and acrylics. A majority of our raw materials are readily available from a variety of domestic and international sources.

Trademarks and Patents
We have several trademarks and trade names that we believe have significant value in the marketing of our products, including APOGEE®. Trademark registrations in the U.S. are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.

Within the Architectural Glass segment, VIRACON®, DIGITALDISTINCTIONS®, ROOMSIDE®, EXTREMEDGE®, BUILDING DESIGN®, GLASS IS EVERYTHING®, CLEARPOINT®, CYBERSHIELD® and STORMGUARD® are registered trademarks. VIRASPAN™ is an unregistered trademark. In addition, GLASSEC®, INSULATTO® and BLINDATTO® are registered trademarks in Brazil. GLASSECVIRACON™ is an unregistered trademark in Brazil.

Within the Architectural Framing Systems segment, LINETEC®, WAUSAU WINDOW AND WALL SYSTEMS®, TUBELITE®, ADVANTAGE BY WAUSAU®, 300ES®, FINISHER OF CHOICE®, THERML=BLOCK®, MAXBLOCK®, DFG®, ECOLUMINUM®, ALUMINATE®, GET THE POINT!®, FORCEFRONT®, SOTAWALL®, SOTA® and HYBRID-WALL® are registered trademarks. CUSTOM WINDOW™, INVENT™, INVENT.PLUS™, INVENT RETRO™, INVISION™, CLEARSTORY™, EPIC™, HERITAGE™, VISULINE™, SEAL™, SUPERWALL™ and CROSSTRAK™ are unregistered trademarks. ALUMICOR™ and BUILDING EXCELLENCETM are unregistered trademarks in Canada.

Within the Architectural Services segment, HARMON®, H DESIGN®, HARMON GLASS®, HI-7000® and INNOVATIVE FAÇADE SOLUTIONS® are registered trademarks. UCW-8000™, HI-8500™, HI-9000™, SMU-6000™, HPW-250™ and BUILDING TRUST IN EVERYTHING WE DO™ are unregistered trademarks.

Within the LSO segment, TRU VUE®, CONSERVATION CLEAR®, CONSERVATION MASTERPIECE ACRYLIC®, CONSERVATION REFLECTION CONTROL®, ULTRAVUE®, MUSEUM GLASS®, OPTIUM®, PREMIUM CLEAN®, REFLECTION CONTROL®, AR REFLECTION-FREE®, TRU VUE AR®, OPTIUM ACRYLIC®, OPTIUM MUSEUM ACRYLIC®, CONSERVATION MASTERPIECE®, STATICSHIELD®, TRULIFE® and VISTA AR® are registered trademarks. TRULIFE INFINITY FRAMETM, THE DIFFERENCE IS CLEARTM and TRU FRAMEABLE MOMENTSTM are unregistered trademarks.

We have several patents pertaining to our glass coating methods and products, including our UV coating and etch processes for anti-reflective glass for the picture framing industry and fine art market, as well as a patent for an indirect daylighting device and patents for hybrid window wall/curtain wall systems and methods of installation. Despite being a point of differentiation from our competitors, no single patent is considered to be material.

Seasonality
We do not experience a significant seasonal effect in our Architectural segments. However, the construction industry is highly cyclical in nature and can be influenced differently by the effects of local economies.

Within the LSO segment, picture framing glass and acrylic sales tend to increase in the September-to-December timeframe, but the timing of customer promotional activities may offset some of this seasonal impact.

Working Capital Requirements
Trade accounts receivable is the largest component of working capital for the Company, including receivables relating to contractual retention amounts that can be outstanding throughout a project's duration within the Architectural Services segment. Inventory requirements are not significant in any of our segments, although the LSO segment requires greater inventory levels as it builds to stock to meet the demands of its customers.

Backlog
Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which is expected to be recognized as revenue primarily in the near-term. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. Backlog should not be used as the sole indicator of our future revenue because we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period that are not included in backlog. We have strong visibility beyond backlog as projects awarded, verbal commitments and bidding activities are monitored separately and not included in backlog.

Architectural Glass segment backlog as of year-end was $66.4 million, compared to $62.4 million in the prior year, net of intersegment eliminations. This segment has strategically shortened lead-times, with capability and productivity improvements, in order to serve mid-size projects where there is a higher level of book-and-bill activity within quarters. The backlog is all expected to be filled in fiscal 2018.

Architectural Framing Systems segment backlog has grown to $245.4 million at year-end, compared to $123.0 million at the end of the prior year, due to recent increased order activity, particularly of longer lead-time contracts. The acquisition of Sotawall contributed approximately $70 million to this segment's backlog. Approximately 75 percent of the backlog in this segment is expected to be filled in fiscal 2018, with the remainder expected to be filled in fiscal 2019 and beyond.

Backlog in the Architectural Services segment declined from $320.4 million at the end of the prior year to $255.1 million at March 4, 2017, due to timing of firm orders and signed contracts. Approximately 67 percent of the backlog in this segment is expected to be filled during fiscal 2018, with the remainder expected to be filled in fiscal 2019 and beyond.

Backlog is not a significant metric for the LSO segment, as orders are typically booked and billed within a short time frame.

Research and Development
The amount spent on research and development activities was $8.6 million, $8.0 million and $6.5 million in fiscal 2017, 2016 and 2015, respectively. Of this amount, $2.2 million, $2.4 million and $2.4 million, respectively, were focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and are included in cost of sales in the accompanying consolidated financial statements.

Environment
We use hazardous materials in our manufacturing operations, and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing the storage and use of these materials and disposal of wastes. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that we believe enable us to properly manage the regulated materials used in and wastes created by our manufacturing processes. We believe we are currently in material compliance with such laws and regulations. While we will continue to incur environmental compliance costs for our ongoing manufacturing operations, we do not expect these to be material to our consolidated financial statements.

In fiscal 2008, we acquired one manufacturing facility that had certain historical environmental conditions. We are working to remediate those conditions, and the remediation activities are being conducted without significant disruption to our operations.

Employees
The Company employed 5,511 and 4,614 persons on March 4, 2017 and February 27, 2016, respectively. At March 4, 2017, 624 of these employees were represented by U.S. labor unions.

International Sales
Information regarding export and international sales is included in Item 8, Financial Statements and Supplementary Data, within Note 16 of our Consolidated Financial Statements.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions with Apogee Enterprises and Employment History
Joseph F. Puishys	58
Chief Executive Officer and President of the Company since 2011. President of Honeywell's Environmental and Combustion Controls division from 2008 through 2011, President of Honeywell's Building Solutions from 2005 through 2008, and President of Honeywell Building Solutions, America from 2004 to 2005.

James S. Porter	56	Chief Financial Officer since 2005 and Executive Vice President since 2015. Vice President of Strategy and Planning from 2002 through 2005. Various management positions within the Company since 1997.
Patricia A. Beithon	63	General Counsel and Secretary since 1999.
Gary R. Johnson	55	Vice President, Treasurer since 2001. Various management positions within the Company since 1995.
John A. Klein	60
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

General global economic and business conditions
Our Architectural Glass, Architectural Framing Systems and Architectural Services segments are dependent on global economic conditions and the cyclical nature of the North American commercial construction industry. The commercial construction industry is impacted by global macroeconomic trends that, in turn, affect, among other things, availability of credit, employment levels, consumer confidence, interest rates and commodity prices. To the extent changes in these factors negatively impact the overall commercial construction industry, our revenue and profits could be significantly reduced.

Our Architectural Glass segment's operation located in Brazil is subject to the economic, political and tax conditions prevalent in the country. We cannot predict how changing economic conditions in Brazil will impact our financial results; however, our Brazilian operation makes up less than five percent of our net sales annually.

Our LSO segment depends on the strength of the retail custom picture framing industry. This industry is highly dependent on consumer confidence and the conditions of the U.S. economy. A decline in consumer confidence, whether as a result of an economic slowdown, uncertainty regarding the future or other factors, could result in a decrease in net sales and operating income of this segment.

Foreign currency exchange impacts
Our subsidiaries in Canada and Brazil report their results of operations and financial position in their relevant functional currencies (local country currency), which are then translated into U.S. dollars. This translated financial information is included in our consolidated financial statements. As the relationship between these currencies and the U.S. dollar changes, there could be a negative impact on our reported results and financial position.

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

Our LSO segment competes with several international specialty glass manufacturers that have traditionally been less focused on the U.S. custom picture framing industry. Certain of these competitors have recently developed some value-added products that are able to compete more directly with some products in our existing portfolio. If these competitors are able to successfully increase their product attributes and production capacity and/or increase their sales and marketing focus to the U.S. custom picture framing market, this segment's net sales and margins could be negatively impacted.

Acquisitions and related integration activities
We have completed and may complete additional acquisitions in the future to accelerate the execution of our growth strategies, including new geographies, markets and new product introductions. While we have a disciplined approach to assessing potential acquisition targets, conducting due diligence activities, and negotiating appropriate acquisition terms, there are risks inherent in completing acquisitions, including:

•	diversion of management’s attention from existing business activities;

•
difficulties or delays in integrating and assimilating information and financial systems, operations, and products of an acquired business or other business venture or in realizing projected efficiencies, growth prospects, cost savings, and synergies;

•	potential loss of key employees and customers of the acquired businesses or adverse effects on relationships with existing customers and suppliers;

•	adverse impact on overall profitability if the acquired business does not achieve the return on investment projected at the time of acquisition; and

•
inaccurate assessment of additional post-acquisition capital investments, undisclosed, contingent or other liabilities, problems executing backlog of material supply or installation projects underway at time of acquisition, unanticipated costs, and an inability to recover or manage such liabilities and costs.

If one or more of these risks arises in a material manner, our operating results could be negatively impacted.

Effective utilization and management of our manufacturing capacity
Near-term performance depends, to a significant degree, on our ability to provide sufficient available capacity and appropriately utilize existing production capacity. The failure to successfully maintain existing capacity, successfully implement planned capacity expansions, and make additional investments in additional physical capacity could adversely affect our operating results.

Loss of key personnel and inability to source sufficient labor
Our success depends on the skills of the Company's leadership, construction project managers and other key technical personnel, and our ability to secure sufficient manufacturing labor.  Increased activity in residential and commercial construction has caused increased competition for experienced construction project managers.  Additionally, some of our manufacturing facilities are located in regions that at times may experience low levels of unemployment.  If we are unable to retain existing employees and/or recruit and train additional employees with the requisite skills and experience, our operating results could be adversely impacted.

Commodity price fluctuations and supply availability
Our Architectural Framing Systems and Architectural Services segments use aluminum as a significant input to their products. While we structure many of our supply agreements in a way to moderate the effects of fluctuations in the market for raw aluminum, and we are usually eventually able to pass aluminum cost increases on to our customers, short-term operating results could be negatively impacted by sudden price movements in the market for raw aluminum.

Our Architectural Glass segment uses raw glass as a significant input to its products. The supply of raw glass has become tighter due to several years of growth in automotive manufacturing and residential and non-residential construction. Although we have secured supply commitments from multiple suppliers that allow us to reach our near-term growth targets, a significant unplanned downtime at one or more of our key suppliers could negatively impact our operating results.

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

Project management and installation issues
The Architectural Services segment and, occasionally, a portion of the Architectural Framing Systems segment are awarded fixed-price contracts for installation services. Often, bids are required before all aspects of a construction project are known. An underestimate in the amount of labor required and/or cost of materials for a project; a change in the timing of the delivery of product; system design errors, difficulties or errors in execution; or significant project delays, caused by us or other trades, could result in failure to achieve the expected results. Any one or more of such issues could result in losses on individual contracts that could negatively impact our operating results.

Changes in architectural trends, building codes or consumer preferences
Any change in commercial construction customer preference, architectural trends or building codes that reduce window-to-wall ratios in non-residential construction would negatively impact net sales and operating income in our architectural-related segments. The LSO segment depends on U.S. consumers framing art and other decorative items. Any shift in customer preference away from framed art to other forms of wall decor could negatively impact future net sales and operating income in the LSO segment.

Customer dependence in the LSO segment
The LSO segment is highly dependent on a relatively small number of customers for its sales, and we expect this to continue in the future. Accordingly, loss of a significant customer, a significant reduction in pricing, or a shift to a less favorable mix of value-

added picture framing glass or acrylic products for one of those customers, could materially reduce LSO net sales and operating results.

Results can differ significantly from our expectations and the expectations of analysts
Our sales and earnings guidance and external analyst estimates are largely based on our view of our business and the broader commercial construction market. Even though we have significant market intelligence through our contact with real estate developers, building owners and architects, and continually monitor micro- and macro-economic indicators of future performance of the commercial construction market, we are unable to precisely predict events that can significantly change market cycles. Failure to meet our guidance or analyst expectations for net sales and earnings would likely have an adverse impact on the market price of our common stock.

Significant risk retention through self-insurance programs
We obtain third-party insurance for potential losses from general liability, employment practices, workers' compensation and automobile liability risk, as well as medical insurance. However, a high amount of risk is retained on a self-insured basis, partially through our wholly-owned insurance subsidiary. Therefore, a material architectural product liability event could have a material adverse effect on our operating results.

Dependence on information technology systems and potential security threats
Our operations are dependent upon various information technology systems that are used to process, transmit and store electronic information, and to manage or support our manufacturing operations and a variety of other business processes and activities. We could encounter difficulties in maintaining our existing systems, and developing and implementing new systems. Such difficulties could lead to disruption in business operations and/or significant additional expenses that could adversely affect our results.

Additionally, information technology security threats are increasing in frequency and sophistication. These threats pose a risk to the security of our systems and networks, and the confidentiality, availability and integrity of our data. Should such an attack succeed, it could lead to the compromise of confidential information, manipulation and destruction of data and product specifications, production downtimes, disruption in the availability of financial data, or misrepresentation of information via digital media. The occurrence of any of these events could adversely affect our reputation and could result in litigation, regulatory action, project delay claims, and increased costs and operational consequences of implementing further data protection systems.

Use of hazardous chemicals and environmental compliance
We use hazardous chemicals in the production process of some of our products. One of our facilities has certain historical environmental conditions that are in the process of being remediated. Our inability to remediate the historical environmental conditions at the facility at or below the amounts reserved could have an adverse impact on future financial results. Additionally, we are subject to a variety of local, state and federal governmental regulations relating to storage, discharge, handling, emission, generation and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. Our failure to comply with current or future environmental regulations could result in the imposition of substantial fines, suspension of production, alteration of our manufacturing processes or increased costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table lists, by segment, the Company's major properties as of March 4, 2017.

Property Location	Owned/ Leased	Function
Architectural Glass segment
Owatonna, MN	Owned	Manufacturing/Administrative
Owatonna, MN	Leased	Warehouse
Statesboro, GA	Owned	Manufacturing/Warehouse
St. George, UT	Owned	Manufacturing/Warehouse
Nazaré Paulista, Brazil	Owned(1)	Manufacturing/Administrative
Architectural Framing Systems segment
Wausau, WI	Owned	Manufacturing/Administrative
Stratford, WI	Owned	Manufacturing
Reed City, MI	Owned	Manufacturing
Walker, MI	Leased	Manufacturing/Administrative
Dallas, TX	Leased	Manufacturing
Toronto, ON Canada	Leased	Manufacturing/Warehouse/Administrative
Toronto, ON Canada	Owned	Manufacturing
Brampton, ON Canada	Leased	Manufacturing/Warehouse/Administrative
Architectural Services segment
Minneapolis, MN	Leased	Administrative
West Chester, OH	Leased	Manufacturing
Garland, TX	Leased	Manufacturing
Glen Burnie, MD	Leased	Manufacturing
Orlando, FL	Leased	Manufacturing
LSO segment
McCook, IL	Owned	Manufacturing/Warehouse/Administrative
Faribault, MN	Owned	Manufacturing/Administrative
Other
Minneapolis, MN	Leased	Administrative

(1)	This is an owned facility; however, the land is leased from the city.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Apogee common stock is traded on the NASDAQ Stock Market LLC (Nasdaq) under the ticker symbol APOG.

As of April 8, 2017, there were 1,197 shareholders of record and 16,162 shareholders for whom securities firms acted as nominees.

The following chart shows the quarterly range and year-end closing price for one share of the Company's common stock over the past three fiscal years.

	First		Second		Third		Fourth		Year-end
	Low	High	Low	High	Low	High	Low	High	Close
2017	$39.93	$45.94	$41.50	$48.88	$39.96	$49.17	$47.64	$59.38	$58.19
2016	42.35	56.27	49.60	60.16	43.90	57.86	34.52	50.53	39.41
2015	28.28	35.64	29.21	36.68	35.07	47.02	37.83	48.03	45.85

Dividends
Quarterly, the Board of Directors evaluates declaring dividends based on operating results, available funds and the Company's financial condition. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly and annual cumulative cash dividends per share for the past three fiscal years.

	First	Second	Third	Fourth	Total
2017	$0.1250	$0.1250	$0.1250	$0.1400	$0.5150
2016	0.1100	0.1100	0.1100	0.1250	0.4550
2015	0.1000	0.1000	0.1000	0.1100	0.4100

Purchases of Equity Securities by the Company
The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
November 27, 2016 through December 31, 2016	180	$50.04	—	942,367
January 1, 2017 through January 28, 2017	3,185	55.55	—	942,367
January 29, 2017 through March 4, 2017	1,625	57.98	—	942,367
Total	4,990	$56.15	—	942,367
(a) The shares in this column represent shares that were surrendered to us by plan participants in order to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.
(b) In fiscal 2004, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock, which was announced on April 10, 2003. Subsequently, the Board of Directors increased the authorization by 750,000 shares, which was announced on January 24, 2008; by 1,000,000 shares, which was announced on October 8, 2008; and by 1,000,000 shares, which was announced on January 13, 2016. The Company's repurchase program does not have an expiration date. No shares were repurchased in the fourth quarter of fiscal 2017.

Comparative Stock Performance
The line graph below compares the cumulative total shareholder return on a $100 investment in our common stock for the last five fiscal years with the cumulative total return on a $100 investment in the Standard & Poor's Small Cap 600 Growth Index and the Russell 2000 Index. The graph assumes an investment at the close of trading on March 3, 2012, and also assumes the reinvestment of all dividends.

	2012	2013	2014	2015	2016	2017
Apogee	$100.00	$212.10	$280.52	$379.99	$329.79	$492.41
S&P Small Cap 600 Growth Index	100.00	114.19	149.83	160.72	147.48	193.42
Russell 2000 Index	100.00	115.68	151.59	160.12	136.57	186.43

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

	Fiscal Year
(In thousands, except per share data and percentages)	2017(1, 2)	2016	2015	2014(3)	2013
Results of Operations Data
Net sales	$1,114,533	$981,189	$933,936	$771,445	$700,224
Gross profit	292,023	243,570	208,544	165,252	145,733
Operating income	122,225	97,393	63,585	40,285	27,419
Net earnings	85,790	65,342	50,516	27,986	19,111
Earnings per share - basic	2.98	2.25	1.76	0.98	0.68
Earnings per share - diluted	2.97	2.22	1.72	0.95	0.67
Cash dividends per share	0.515	0.455	0.410	0.370	0.360

Balance Sheet Data
Total assets	784,658	657,440	612,057	569,995	524,779
Long-term debt	65,400	20,400	20,587	20,659	20,756
Shareholders' equity	470,577	406,195	382,476	356,104	336,792

Other Data
Gross profit as a percentage of sales	26.2%	24.8%	22.3%	21.4%	20.8%
Operating income as a percentage of sales	11.0%	9.9%	6.8%	5.2%	3.9%
Return on average invested capital(4)	14.3%	12.7%	8.8%	6.0%	4.3%

(1)	Fiscal 2017 included 53 weeks. Each of the other periods presented included 52 weeks.

(2)	Includes the acquisition of Sotawall in December 2016.

(3)	Includes the acquisition of Alumicor in November 2013.

(4)
Return on average invested capital is a non-GAAP measure that we define as [operating income x .65]/average invested capital. We believe this measure is useful in understanding operational performance over time. This non-GAAP measure should be viewed in addition to, and not as an alternative to, the reported financial results of the company prepared in accordance with GAAP. Other companies may calculate this measure differently from us, limiting the usefulness of the measure for comparison with others.

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

Overview
We are a world leader in certain technologies involving the design and development of value-added glass products and services. Our four reporting segments are: Architectural Glass, Architectural Framing Systems, Architectural Services and Large-Scale Optical Technologies (LSO).

Highlights for fiscal 2017:

•	Consolidated net sales increased to $1.1 billion, or 14 percent over fiscal 2016.

•	Operating income increased to $122 million, or 25 percent over the prior year.

•	Diluted EPS was $2.97, compared to $2.22 in the prior year, for growth of 34 percent.

•
We acquired the assets of Sotawall, Inc., a Canadian privately-held designer and fabricator of high-performance, unitized curtainwall systems for commercial construction projects, for approximately $138 million on December 14, 2016. Sotawall's results since the date of acquisition have been included in the consolidated financial statements and within the Architectural Framing Systems segment.

Results of Operations
Net Sales

(Dollars in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net sales	$1,114,533	$981,189	$933,936	13.6%	5.1%

Fiscal 2017 Compared to Fiscal 2016
Net sales in fiscal 2017 increased by 13.6 percent compared to fiscal 2016, due to gains in volume across all three architectural segments. Volume growth was driven by continued strength in non-residential construction end-markets and success in our strategies to expand geographically and introduce new products. The Architectural Framing Systems segment drove nearly 60 percent of our growth this year. The acquisition of Sotawall in the fourth quarter, included in this segment, contributed 13 percent of our overall growth. The Architectural Glass segment drove approximately 22 percent of our growth and the Architectural Services segment contributed nearly all of the remainder. Currency did not have a meaningful impact on our consolidated sales as compared to the prior year.

Fiscal 2016 Compared to Fiscal 2015
Net sales increased by 5.1 percent, or 7.0 percent on a constant currency basis, over fiscal 2015. This was mainly due to pricing and volume growth resulting from strong commercial construction activity in the U.S, partially offset by declines in the commercial construction markets in Brazil and Canada. The Architectural Glass segment accounted for approximately 44 percent of the growth, and the Architectural Services segment drove approximately 32 percent of the growth, with nearly all of the remainder coming from the domestic Architectural Framing segment businesses.

Constant currency revenue excludes the impact of fluctuations in foreign currency on our international operations. Constant currency percentages are calculated by converting prior-period local currency results using the average monthly exchange rate and comparing the adjusted amount to current period reported results. We believe constant currency information provides valuable supplemental information regarding our core operating results, consistent with how we evaluate our performance. We also refer to constant currency measures elsewhere in this report. This non-GAAP measure should be viewed in addition to, and not as an alternative to, the reported results prepared in accordance with U.S. GAAP.

Performance
The relationship between various components of operations, as a percentage of net sales, is provided below.

(Percentage of net sales)	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.8	75.2	77.7
Gross profit	26.2	24.8	22.3
Selling, general and administrative expenses	15.2	14.9	15.5
Operating income	11.0	9.9	6.8
Other income, net	—	—	0.2
Earnings before income taxes	11.0	9.9	7.0
Income tax expense	3.3	3.3	1.6
Net earnings	7.7%	6.7%	5.4%
Effective income tax rate	30.1%	32.9%	22.3%

Fiscal 2017 Compared to Fiscal 2016
Gross profit was 26.2 percent in fiscal 2017, an improvement of 140 basis points from fiscal 2016, driven by operating leverage on increased volume and improved productivity in our three architectural segments.

Selling, general and administrative (SG&A) expense for fiscal 2017 was 15.2 percent, an increase of 30 basis points, or $23.6 million, from fiscal 2016, mainly as a result of increased incentive-related compensation and intangible asset amortization expenses.

The effective tax rate for fiscal 2017 was 30.1 percent, compared to 32.9 percent in fiscal 2016. The decline of 280 basis points was a result of benefits from various tax planning strategies, including recognition of a foreign tax credit contributing 160 basis points, and increased income in foreign jurisdictions with lower tax rates.

Fiscal 2016 Compared to Fiscal 2015
Gross profit improved 250 basis points from fiscal 2015 to fiscal 2016, primarily due to improved pricing and mix, as well as productivity and volume leverage across all architectural segments.

SG&A expense declined by 60 basis points from 2015 to 2016, but increased $1.2 million, as a result of expense discipline relative to sales growth across our segments.

Our effective tax rate for fiscal 2015 was 22.3 percent, including a $6.4 million tax benefit from an energy-efficient investment credit. Excluding this credit, our effective tax rate would have been 32.2%, compared to 32.9% in fiscal 2016. This increase of 70 basis points was due to changes in state income tax laws, combined with a higher percentage of earnings in the U.S., where the tax rate is higher than in the foreign jurisdictions in which we operate.

Segment Analysis
Architectural Glass

(In thousands)	2017	2016	2015
Net sales	$411,881	$377,713	$346,471
Operating income	44,656	35,504	16,431
Operating margin	10.8%	9.4%	4.7%

Fiscal 2017 Compared to Fiscal 2016. Fiscal 2017 net sales increased $34.2 million, or 9.0 percent, over the prior year. This was primarily due to volume growth and improved pricing and mix in our U.S.-based business, as a result of our focus on growth in the mid-size building sector, as well as the effects of a positive U.S. construction market. Currency did not have a meaningful impact on segment sales as compared to the prior year.

Operating margin improved 140 basis points, driven by leverage on volume growth, pricing, mix and productivity.

Fiscal 2016 Compared to Fiscal 2015. Fiscal 2016 net sales improved 9.0 percent over the prior year, or 12.2 percent on a constant currency basis, primarily due to improved pricing, mix and volume growth in the U.S. as a result of the strong U.S. construction market, partially offset by declines in volume and mix in our Brazilian operation and lower export sales from the U.S.

Operating margin improved 470 basis points, doubling the fiscal 2015 operating margin, with improvement driven by pricing and mix, as well as strong operational performance and volume leverage in the U.S., partially offset by the impact of ongoing challenging Brazilian economic conditions.

Architectural Framing Systems

(In thousands)	2017	2016	2015
Net sales	$385,978	$308,593	$298,395
Operating income	44,768	31,911	21,808
Operating margin	11.6%	10.3%	7.3%

Fiscal 2017 Compared to Fiscal 2016. Net sales improved 25.1 percent, or $77.4 million, over fiscal 2016 due to volume growth across our businesses. Our volume growth resulted from strong U.S. construction market conditions, increased penetration into certain geographies and new product introductions. In addition, Sotawall, acquired in the fourth quarter of fiscal 2017, contributed net sales of $17.8 million in fiscal 2017, or approximately six percentage points of growth. Currency did not have a meaningful impact on segment sales as compared to the prior year.

Operating margin improved 130 basis points over fiscal 2016, driven by leverage on volume growth and productivity.

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

Architectural Services

(In thousands)	2017	2016	2015
Net sales	$270,937	$245,935	$230,650
Operating income	18,494	11,687	7,442
Operating margin	6.8%	4.8%	3.2%

Fiscal 2017 Compared to Fiscal 2016. Net sales improved 10.2 percent, or $25.0 million, over the prior year, driven by volume growth due to year-on-year timing of project activity, as we have continued to experience strong commercial construction activity in the U.S. Operating margin improved 200 basis points over the prior year, as a result of leveraging volume growth and continued good execution on projects with better margins.

Fiscal 2016 Compared to Fiscal 2015. Net sales improved 6.6 percent over the prior year, driven by volume growth due to increased commercial construction activity in the U.S. Operating margin improved 160 basis points over the prior year, as a result of continued focus on project selection, improved project margins and good execution.

Large-Scale Optical Technologies (LSO)

(In thousands)	2017	2016	2015
Net sales	$89,710	$88,541	$87,693
Operating income	22,467	22,963	21,954
Operating margin	25.0%	25.9%	25.0%

Fiscal 2017 Compared to Fiscal 2016. Net sales in our LSO segment increased 1.3 percent over the prior year. Operating margin declined 90 basis points over the prior year as a result of increased investments in new market opportunities.

Fiscal 2016 Compared to Fiscal 2015. Net sales in this segment increased 1.0 percent over the prior year as a result of an improved mix of value-added products and stable demand. Operating margin improved 90 basis points over the prior year as a result of improved product mix and strong operational performance.

Liquidity and Capital Resources

(In thousands)	2017	2016	2015
Operating Activities
Net cash provided by operating activities	$124,001	$128,943	$71,799
Investing Activities
Capital expenditures	(68,061)	(42,037)	(27,220)
Net sales (purchases) of marketable securities	32,728	(31,767)	804
Acquisition of business and intangibles	(137,932)	—	—
Financing Activities
Borrowings on line of credit, net	44,988	—	—
Repurchase and retirement of common stock	(10,817)	(24,911)	(6,894)
Dividends paid	(14,667)	(13,184)	(12,071)

Operating Activities. Cash provided by operating activities was $124.0 million in fiscal 2017, a decrease of $5.0 million from fiscal 2016. In all years presented, operating cash flows benefited by increased income as compared to the respective prior-year period. In addition, in fiscal 2017, cash from operations was negatively impacted by timing of working capital payments.

Investing Activities. Net cash used in investing activities was $183.8 million in the current year, mainly due to the acquisition of substantially all the assets of Sotawall, Inc. for approximately $138 million. We also made capital expenditures focused primarily on increasing our product capabilities, in particular related to the oversized glass fabrication project. Additional capital investments were made to increase our manufacturing productivity across all reporting segments. In fiscal 2016 and 2015, capital investments were primarily focused on increasing manufacturing productivity and capacity.

We estimate fiscal 2018 capital expenditures to be $50 to $60 million, as we continue to invest in capabilities and productivity.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity and further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. We paid dividends totaling $14.7 million in fiscal 2017. Additionally, we repurchased 250,001 shares under our authorized share repurchase program during fiscal 2017, for a total cost of $10.8 million. We repurchased 575,000 shares under the program in fiscal 2016 and 203,509 shares under the program during fiscal 2015. We have repurchased a total of 3,307,633 shares, at a total cost of $72.3 million, since the inception of this program during fiscal 2004. We have remaining authority to repurchase 942,367 shares under this program, which has no expiration date.

We maintain a $175.0 million committed revolving credit facility that expires in November 2021 as further described in Note 8 of the Notes to Consolidated Financial Statements. $45.0 million was outstanding under this credit facility as of March 4, 2017, as we used this facility to partially finance the Sotawall acquisition. Nothing was outstanding under this credit facility at the end of either of the two prior years. As defined within this credit facility, we have two financial covenants which require us to stay below a maximum leverage ratio and to maintain a minimum interest expense-to-EBITDA ratio. At March 4, 2017, we were in compliance with both financial covenants.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of March 4, 2017:

	Payments Due by Fiscal Period
(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$5,400	$47,000	$13,000	$65,400
Operating leases (undiscounted)	11,419	10,796	9,286	6,342	5,605	9,002	52,450
Purchase obligations	106,839	4,693	1,800	1,230	1,230	—	115,792
Total cash obligations	$118,258	$15,489	$11,086	$12,972	$53,835	$22,002	$233,642

In addition to the committed revolving credit facility discussed above, we also have industrial revenue bond obligations of $20.4 million that mature in fiscal years 2021 through 2043.

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

We expect to make contributions of approximately $1.0 million to our defined-benefit pension plans in fiscal 2018, which will equal or exceed our minimum funding requirements.

As of March 4, 2017, we had reserves of $4.0 million and $1.4 million for long-term unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $0.4 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At March 4, 2017, we had ongoing letters of credit of $23.5 million related to industrial revenue bonds and construction contracts that expire in fiscal 2018 and that reduce availability of funds under our committed credit facility.

In addition to the above standby letters of credit, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At March 4, 2017, $96.2 million of our backlog was bonded by performance bonds with a face value of $343.7 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contracts. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

We had total cash and short-term marketable securities of $20.0 million, and $106.5 million available under our committed revolving credit facility, at March 4, 2017. Due to our ability to generate strong cash from operations and borrowing capability under our committed revolving credit facility, we believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments for at least the next 12 months.

Off-balance Sheet Arrangements. With the exception of operating leases, we had no off-balance sheet financing arrangements at March 4, 2017 or February 27, 2016.

Outlook
The following statements are based on our current expectations for fiscal 2018 results. These statements are forward-looking, and actual results may differ materially.

•	Revenue growth of approximately 10 percent over fiscal 2017.

•	Gross margin of approximately 28 percent and operating margin of approximately 12.5 percent.

•	Earnings per diluted share of $3.35 to $3.55.

•	Capital expenditures of approximately $50 to $60 million.

Recently Issued Accounting Pronouncements
See Note 1 of the Notes to Consolidated Financial Statements within Item 8 of this Form 10-K for information pertaining to recently issued accounting pronouncements, incorporated herein by reference.

Critical Accounting Policies
Our analysis of operations and financial condition is based on our consolidated financial statements prepared in accordance with U.S. GAAP. Preparation of these consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities. In developing these estimates and assumptions, a collaborative effort is undertaken involving management across the organization including finance, sales, project management, quality, risk, legal and tax, as well as outside advisors such as consultants, engineers, lawyers and actuaries. Our estimates are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under other assumptions or circumstances.

The following items in our consolidated financial statements require significant estimation or judgment:

Revenue recognition. We recognize revenue when title has transferred, except within our Architectural Services segment and for one business within our Architectural Framing Systems segment, which enter into fixed-price contracts for projects typically performed over a 12- to 24-month timeframe. The contracts clearly specify the enforceable rights of the parties, the consideration and the terms of settlement, and both parties can be expected to satisfy all obligations under the contract. We record revenue for these contracts on a percentage-of-completion basis as we are able to reasonably estimate total contract revenue and total contract costs. We compare the total costs incurred to date to the total estimated costs for the contract, and record that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe utilizing the cost-to-cost method for revenue recognition provides the greatest degree of accuracy in measuring revenue throughout the contract period. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in contract revenue only upon customer approval. Recognizing revenue under the percentage-of-completion method of accounting requires significant estimates, including total costs and the percentage complete on the contract, as well as any potential losses or contract overruns. During fiscal 2017, approximately 26 percent of our consolidated sales were recorded on a percentage-of-completion basis.

Goodwill impairment. We evaluate goodwill for impairment annually at our year-end, or more frequently if impairment indicators exist. This year we elected to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount (commonly referred to as “step 0”). If, after assessing all events and circumstances, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment assessment is unnecessary. If we proceed in the goodwill analysis, step 1 of the process compares the fair value of each of our reporting units to carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill impairment is not indicated. Each of our business units represents a reporting unit for the goodwill impairment analysis. Based on our assessment process, we determined that it was not more likely than not that the fair value of any of our reporting units was less than its carrying amount.

When we perform step 1 of the goodwill impairment assessment, we base our determination of fair value on a discounted cash flow methodology that involves significant judgment about projections of future performance. Assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on the annual operating plan and long-term business plan for each business unit. These plans take into consideration numerous factors, including historical experience, anticipated future economic conditions and growth expectations for the industries and end markets in which we participate. Growth rates for revenues and operating profits vary for each reporting unit. The discount rate assumption for each reporting unit takes into consideration our assessment of risks inherent in the future cash flows of our business and an estimated weighted-average cost of capital.

Reserves for disputes and claims regarding product liability and warranties. We are subject to claims associated with our products and services, principally as a result of disputes with our customers involving the performance or aesthetics of our architectural products and services. The time period from when a claim is asserted to when it is resolved, either by dismissal, negotiation, settlement or litigation, can be several years. While we maintain product liability insurance, the insurance policies include significant self-retention of risk in the form of policy deductibles. In addition, certain claims could be determined to be uninsured. We reserve estimated exposures on known claims, as well as on a portion of anticipated claims for product warranty and rework costs based on historical product liability claims as a ratio of sales. Factors that could have an impact on the warranty reserve in any given period include: changes in manufacturing quality, shifts in product mix and any significant changes in sales volume.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.

A rise in interest rates could negatively affect the fair value of our fixed income holdings, while serving to provide greater return on our equity investments. To manage our direct risk from changes in market interest rates, we actively monitor the interest-sensitive components of our balance sheet, primarily available-for-sale securities, fixed income securities and debt obligations, and maintain a diversified portfolio in order to minimize the impact of changes in interest rates on net earnings and cash flow. We do not enter into any financial instruments for trading purposes, and we currently do not use derivative financial instruments to manage interest rate risk. We also diversify and manage our investment portfolio in order to limit impact of potential credit risk.

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. If interest rates were to increase or decrease over the next 12 months by 200 basis points, net earnings would be impacted by approximately $0.1 million. Our debt exceeded investments at March 4, 2017, so as interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

In addition to the market risk related to interest rate changes on our financial instruments, the commercial construction markets in which our businesses operate are highly affected by changes in interest rates. Increases in interest rates could adversely impact activity in the commercial construction industry and our operating results.

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar.
We have operations in Canada and Brazil, which primarily transact business in local currencies. We manage these operating activities locally. Revenues, costs, assets and liabilities of these operations are generally denominated in local currencies, thereby mitigating some of the risk associated with changes in foreign exchange rates. However, our consolidated financial results are reported in U.S. dollars. Thus, changes in exchange rates between the Canadian dollar and Brazilian real, on the one hand, and the U.S. dollar, on the other, will impact our results. From time to time, we may enter into insignificant, short-duration, foreign currency contracts, with an original maturity date of less than one year, to hedge foreign currency risk. Sales from our domestic operations are generally denominated in U.S. dollars.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of March 4, 2017, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). The Company's management believes that as of March 4, 2017, the Company's internal control over financial reporting was effective based on those criteria.

Management has excluded from its assessment the internal control over financial reporting at Sotawall, which was acquired on December 14, 2016, and whose financial statements constitute 18 percent of total assets, two percent of revenues and one percent of operating income on the consolidated financial statement amounts as of and for the year ended March 4, 2017.

Following this report are reports from the Company's independent registered public accounting firm, Deloitte & Touche LLP, on the Company's consolidated financial statements and on the effectiveness of the Company's internal control over financial reporting as of March 4, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the "Company") as of March 4, 2017 and February 27, 2016, and the related consolidated results of operations, statements of comprehensive earnings, statements of cash flows, and statements of shareholders’ equity for each of the three years in the period ended March 4, 2017. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apogee Enterprises, Inc. and subsidiaries at March 4, 2017 and February 27, 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 4, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 4, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 28, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
April 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.
Minneapolis, Minnesota

We have audited the internal control over financial reporting of Apogee Enterprises, Inc. and subsidiaries (the "Company") as of March 4, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sotawall Limited (Sotawall), which was acquired on December 14, 2016, and whose financial statements constitute 18 percent of total assets, two percent of revenues, and one percent of operating income of the consolidated financial statement amounts as of and for the year ended March 4, 2017. Accordingly, our audit did not include the internal control over financial reporting at Sotawall. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 4, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Table of Contents at Item 15 as of and for the year ended March 4, 2017 of the Company and our report dated April 28, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
April 28, 2017

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 4, 2017	February 27, 2016
Assets
Current assets
Cash and cash equivalents	$19,463	$60,470
Short-term available for sale securities	548	30,173
Restricted cash	7,834	—
Receivables, net of allowance for doubtful accounts	185,740	172,832
Inventories	73,409	63,386
Refundable income taxes	1,743	—
Deferred tax assets	—	1,820
Other current assets	8,724	8,112
Total current assets	297,461	336,793
Property, plant and equipment, net	246,748	202,462
Available for sale securities	9,041	12,519
Deferred tax assets	4,025	—
Goodwill	101,334	73,996
Intangible assets	106,686	19,862
Other non-current assets	19,363	11,808
Total assets	$784,658	$657,440
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$63,182	$64,762
Accrued payroll and related benefits	51,244	39,946
Accrued self-insurance reserves	8,575	7,818
Other current liabilities	34,200	29,339
Billings in excess of costs and earnings on uncompleted contracts	28,857	31,890
Accrued income taxes	—	3,626
Total current liabilities	186,058	177,381
Long-term debt	65,400	20,400
Unrecognized tax benefits	3,980	4,441
Long-term self-insurance reserves	8,831	7,137
Deferred tax liabilities	4,025	4,972
Other non-current liabilities	45,787	36,914
Commitments and contingent liabilities (Note 11)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,680,841 and 28,683,948 shares, respectively	9,560	9,561
Additional paid-in capital	150,111	145,528
Retained earnings	341,996	282,477
Common stock held in trust	(875)	(837)
Deferred compensation obligations	875	837
Accumulated other comprehensive loss	(31,090)	(31,371)
Total shareholders’ equity	470,577	406,195
Total liabilities and shareholders’ equity	$784,658	$657,440

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

	Year-Ended
	March 4, 2017	February 27, 2016	February 28, 2015
(In thousands, except per share data)	(53 weeks)	(52 weeks)	(52 weeks)
Net sales	$1,114,533	$981,189	$933,936
Cost of sales	822,510	737,619	725,392
Gross profit	292,023	243,570	208,544
Selling, general and administrative expenses	169,798	146,177	144,959
Operating income	122,225	97,393	63,585
Interest income	1,008	981	954
Interest expense	971	593	924
Other income (expense), net	543	(457)	1,384
Earnings before income taxes	122,805	97,324	64,999
Income tax expense	37,015	31,982	14,483
Net earnings	$85,790	$65,342	$50,516
Earnings per share - basic	$2.98	$2.25	$1.76
Earnings per share - diluted	$2.97	$2.22	$1.72
Weighted average basic shares outstanding	28,781	29,058	28,763
Weighted average diluted shares outstanding	28,893	29,375	29,374

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year-Ended
(In thousands)	March 4, 2017	February 27, 2016	February 28, 2015
Net earnings	$85,790	$65,342	$50,516
Other comprehensive earnings (loss):
Unrealized (loss) gain on marketable securities, net of $(45), $38 and $88 of tax (benefit) expense, respectively	(83)	73	163
Unrealized loss on foreign currency hedge, net of $-, $- and $(36) of tax benefit, respectively	—	—	(62)
Unrealized gain (loss) on pension obligation, net of $74, $347 and $(830) of tax expense (benefit), respectively	130	610	(1,458)
Foreign currency translation adjustments	234	(9,734)	(8,003)
Other comprehensive earnings (loss)	281	(9,051)	(9,360)
Total comprehensive earnings	$86,071	$56,291	$41,156

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended
	March 4, 2017	February 27, 2016	February 28, 2015
(In thousands)	(53 weeks)	(52 weeks)	(52 weeks)
Operating Activities
Net earnings	$85,790	$65,342	$50,516
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,607	31,248	29,423
Share-based compensation	5,986	4,923	4,793
Deferred income taxes	(1,065)	(6,139)	4,274
Gain on disposal of assets	(371)	(198)	(933)
Proceeds from new markets tax credit transaction, net of deferred costs	5,109	—	—
Other, net	(2,331)	1,017	229
Changes in operating assets and liabilities:
Receivables	3,460	(2,918)	(18,588)
Inventories	(6,387)	(2,798)	(8,660)
Accounts payable and accrued expenses	17,449	17,265	12,871
Billings in excess of costs and earnings on uncompleted contracts	(9,991)	9,657	(324)
Refundable and accrued income taxes	(9,647)	12,589	(1,091)
Other, net	392	(1,045)	(711)
Net cash provided by operating activities	124,001	128,943	71,799
Investing Activities
Capital expenditures	(68,061)	(42,037)	(27,220)
Purchases of marketable securities	(3,705)	(35,814)	(6,142)
Sales/maturities of marketable securities	36,433	4,047	6,946
Acquisition of business and intangibles	(137,932)	—	—
Change in restricted cash	(7,834)	—	—
Other, net	(2,659)	(4,052)	1,941
Net cash used in investing activities	(183,758)	(77,856)	(24,475)
Financing Activities
Borrowings on line of credit	121,000	—	—
Payments on line of credit	(76,012)	—	—
Payments on debt, net	(396)	(56)	(139)
Shares withheld for taxes, net of stock issued to employees	(446)	(3,254)	(3,905)
Repurchase and retirement of common stock	(10,817)	(24,911)	(6,894)
Dividends paid	(14,667)	(13,184)	(12,071)
Net cash provided by (used in) financing activities	18,662	(41,405)	(23,009)
(Decrease) increase in cash and cash equivalents	(41,095)	9,682	24,315
Effect of exchange rates on cash	88	(1,397)	(595)
Cash and cash equivalents at beginning of year	60,470	52,185	28,465
Cash and cash equivalents at end of period	$19,463	$60,470	$52,185
Noncash Activity
Capital expenditures in accounts payable	$3,254	$2,737	$2,656

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

(In thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at March 1, 2014	28,958	$9,653	$130,570	$228,841	$(791)	$791	$(12,960)
Net earnings	—	—	—	50,516	—	—	—
Unrealized gain on marketable securities, net of $88 tax expense	—	—	—	—	—	—	163
Unrealized loss on foreign currency hedge, net of $36 tax benefit	—	—	—	—	—	—	(62)
Unrealized loss on pension obligation, net of $830 tax benefit	—	—	—	—	—	—	(1,458)
Foreign currency translation adjustments	—	—	—	—	—	—	(8,003)
Issuance of stock, net of cancellations	304	101	(47)	28	(10)	10	—
Share-based compensation	—	—	4,793	—	—	—	—
Tax benefit associated with stock plans	—	—	3,293	—	—	—	—
Exercise of stock options	146	49	1,190	—	—	—	—
Share repurchases	(203)	(68)	(965)	(5,861)	—	—	—
Other share retirements	(155)	(52)	(259)	(4,915)	—	—	—
Cash dividends ($0.41 per share)	—	—	—	(12,071)	—	—	—
Balance at February 28, 2015	29,050	$9,683	$138,575	$256,538	$(801)	$801	$(22,320)
Net earnings	—	—	—	65,342	—	—	—
Unrealized gain on marketable securities, net of $38 tax expense	—	—	—	—	—	—	73
Unrealized gain on pension obligation, net of $347 tax expense	—	—	—	—	—	—	610
Foreign currency translation adjustments	—	—	—	—	—	—	(9,734)
Issuance of stock, net of cancellations	102	34	114	—	(36)	36	—
Share-based compensation	—	—	4,923	—	—	—	—
Tax benefit associated with stock plans	—	—	3,856	—	—	—	—
Exercise of stock options	200	67	1,539	—	—	—	—
Share repurchases	(575)	(192)	(2,996)	(21,723)	—	—	—
Other share retirements	(93)	(31)	(483)	(4,496)	—	—	—
Cash dividends ($0.455 per share)	—	—	—	(13,184)	—	—	—
Balance at February 27, 2016	28,684	$9,561	$145,528	$282,477	$(837)	$837	$(31,371)
Net earnings	—	—	—	85,790	—	—	—
Unrealized loss on marketable securities, net of $45 tax benefit	—	—	—	—	—	—	(83)
Unrealized gain on pension obligation, net of $74 tax expense	—	—	—	—	—	—	130
Foreign currency translation adjustments	—	—	—	—	—	—	234
Issuance of stock, net of cancellations	140	47	105	36	(38)	38	—
Share-based compensation	—	—	5,986	—	—	—	—
Tax deficit associated with stock plans	—	—	(1,745)	—	—	—	—
Exercise of stock options	163	54	1,893	—	—	—	—
Share repurchases	(250)	(83)	(1,357)	(9,377)	—	—	—
Other share retirements	(57)	(19)	(299)	(2,263)	—	—	—
Cash dividends ($0.515 per share)	—	—	—	(14,667)	—	—	—
Balance at March 4, 2017	28,680	$9,560	$150,111	$341,996	$(875)	$875	$(31,090)
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

Fiscal Year. Our fiscal year ends on the Saturday closest to the last day of February, or as determined by the Board of Directors. Fiscal 2017 consisted of 53 weeks, while 2016 and 2015 each consisted of 52 weeks. Our Brazilian subsidiary follows a calendar year-end and is consolidated on a two-month lag.

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

Marketable securities. We hold marketable securities classified as available for sale, and we test for other-than-temporary losses on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of a security may not be recoverable. We consider all unrealized losses to be temporary in nature. We intend to hold our securities until the full principal amount can be recovered, and we have the ability to do so based on other sources of liquidity. Gross realized gains and losses are included in other income (expense), net in our consolidated results of operations.

Inventories. Inventories, which consist primarily of purchased glass and aluminum, are valued at lower of cost or market using the first-in, first-out (FIFO) method.

Property, Plant and Equipment. Property, plant and equipment (PP&E) is recorded at cost. Significant improvements and renewals that extend the useful life of the asset are capitalized. Repairs and maintenance are charged to expense as incurred. When an asset is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in selling, general and administrative expenses. Long-lived assets to be held and used, such as PP&E, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Depreciation is computed on a straight-line basis, based on the following estimated useful lives:

Years
Buildings and improvements	15 to 25
Machinery and equipment	3 to 15
Office equipment and furniture	3 to 10

Goodwill and Intangible Assets. Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. We evaluate goodwill for impairment annually at our year-end, or more frequently if impairment indicators exist. We have eight business units, each of which represents a reporting unit for the goodwill impairment analysis. This year we elected first to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount (commonly referred to as “step 0”). For certain of our reporting units, we also completed step 1 of the goodwill assessment process, which compares the fair value of each of our reporting units to carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill impairment is not indicated. In all periods presented, we have followed a consistent discounted cash flow methodology in our step one evaluation of goodwill for impairment. Based on our analysis, we concluded that it was not more likely than not that the fair value of any reporting unit was less than carrying amount.

Intangible assets with defined useful lives are amortized based on estimated useful lives ranging from 18 months to 20 years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets with an indefinite useful life are tested for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The estimated useful lives of all intangible assets are reviewed annually, and we have determined that the remaining lives were appropriate.

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

Warranty. We are subject to claims associated with our products and services, principally as a result of disputes with our customers involving the performance or aesthetics of our architectural products and services. We reserve estimated exposures on known claims, as well as on a portion of anticipated claims for product warranty and rework costs, based on historical product liability claims as a ratio of sales. Our warranty reserves are included in other current and non-current liabilities, based on the estimated timing of dispute resolution.

Environmental Liability. We recognize environmental clean-up liabilities on an undiscounted basis when loss is probable and can be reasonably estimated based on estimates by specialists and applicable law. Such estimates are based primarily on the estimated cost of investigation and remediation required, and the likelihood that, where applicable, other potentially responsible parties will not be able to fulfill their commitments at the sites where the Company may be jointly and severally liable. The reserve for environmental liabilities is included in other current and non-current liabilities in the consolidated balance sheets.

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

Revenue Recognition. We recognize revenue when title has transferred, except within our Architectural Services segment and for one business within our Architectural Framing Systems segment, which enter into fixed-price contracts for projects typically performed over a 12- to 24-month timeframe. We record revenue for these contracts on a percentage-of-completion basis as we are able to reasonably estimate total contract revenue and total contract costs. We compare the total costs incurred to date to the total estimated costs for the contract, and record that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe utilizing the cost-to-cost method for revenue recognition provides the greatest degree of accuracy in measuring revenue throughout the contract period. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in contract revenue only upon customer approval. Approximately 26 percent of our consolidated net sales in fiscal 2017, and 25 percent in each of fiscal 2016 and 2015, were recorded on a percentage-of-completion basis.

Revenue excludes sales taxes as the Company considers itself a pass-through conduit for collecting and remitting sales taxes.

Pricing and Sales Incentives. The Company records estimated reductions to revenue for customer programs and incentive offerings, including pricing arrangements, promotions and other volume-based incentives, at the later of the date revenue is recognized or the incentive is offered. Sales incentives given to customers are recorded as a reduction to net sales unless (1) the Company receives an identifiable benefit for goods or services in exchange for the consideration, and (2) the Company can reasonably estimate the fair value of the benefit received.

Shipping and Handling. All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue. Costs incurred by the Company for shipping and handling are reported as cost of sales.

Research and Development. Research and development costs are expensed as incurred within selling, general and administrative expenses, and were $8.6 million, $8.0 million and $6.5 million for fiscal 2017, 2016 and 2015, respectively. Of these amounts, $2.2 million, $2.4 million and $2.4 million, respectively, were focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and are included in cost of sales.

Advertising. Advertising costs are expensed as incurred and were $1.1 million in fiscal 2017, $1.2 million in fiscal 2016, and $1.1 million in fiscal 2015, and they are included in selling, general and administrative expenses.

Income Taxes. The Company recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. See Note 14 for additional information regarding income taxes.

Subsequent Events. We have evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events that required recognition or disclosure in the consolidated financial statements.

New Accounting Standards. In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting and reporting for employee share-based payment transactions. The new standard requires excess tax benefits and tax deficiencies to be recorded in the statements of income as a component of the provision for income taxes when stock awards vest or are settled. In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. We elected to early adopt the new guidance in the fourth quarter of fiscal 2017, with the following impacts to our consolidated financial statements:

•
Differences between the accounting expense and the tax deduction for share-based compensation (excess tax benefits or deficits) are now recognized in the income statement within income taxes upon vesting or settlement of the award and are treated as discrete tax items impacting our effective tax rate in the period of settlement. Previously, these differences were recognized within additional paid-in capital. Net tax benefits related to share-based compensation awards of $0.9 million for the year were recognized in the fourth quarter as a reduction of income tax expense in the consolidated statements of operations. The impact of this change to prior interim reporting periods in fiscal 2017 was not material.

•
The excess tax benefits from share-based compensation are included within the income taxes line as part of operating activities in the statement of cash flows, and are no longer included as a financing activity. This change is applied retrospectively.

The standard allows for an accounting policy election to continue to account for forfeitures as an estimate or to account for forfeitures as they occur. We elect to recognize forfeitures of any share-based awards as they occur.
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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in the current two-step impairment test process. The new guidance eliminates the current requirement to calculate a goodwill impairment charge using step 2. The standard is applicable to impairment tests performed in periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating early adoption of this guidance for our future annual goodwill impairment review process.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, and in November 2016, it issued 2016-18, Restricted Cash. Both standards provide guidance for presentation of certain topics within the statement of cash flows, including presenting restricted cash within cash and cash equivalents, and are intended to improve consistency in presentation. The new classification guidance is effective for fiscal years beginning after December 15, 2017, our fiscal year 2019, and is to be applied retrospectively for comparability across all periods. These standards may be adopted early, and we are considering the timing of adoption but we do not expect this guidance to have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which provides for a comprehensive change to lease accounting. The new standard requires that a lessee recognize a lease obligation liability and a right to use asset for virtually all leases of property, plant and equipment, subsequently amortized over the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, with a modified retrospective transition. We are currently evaluating whether we will early adopt this standard in our fiscal year 2019 to align with the adoption of the new revenue recognition standard discussed below. The adoption of this standard will result in reflecting assets and liabilities for the value of our leased property and equipment on our consolidated balance sheet but it is not expected to have a significant impact on our consolidated results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Under the new standard, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, our fiscal 2019. We are in the process of fully evaluating the impact this standard will have on our financial statements. However, at this time we have determined the following:

•	The standard allows a full retrospective or modified retrospective transition method. We plan to adopt the new guidance following the full retrospective method.

•
We expect to have business units that will continue to recognize revenue at the point in time when goods are shipped, as that represents when control is transferred, and business units that will continue to recognize revenue over time, following a cost-to-cost percentage of completion method of revenue recognition. Additionally, we expect that one of our business units in the Architectural Framing Systems segment will change from recognizing revenue at a point in time to recognizing revenue over time to better reflect transfer of control to the customer in line with the new guidance. This business unit will follow a similar cost-to-cost percentage of completion method of revenue recognition, consistent with our other business units using percentage of completion.

•
In the coming months, we will undertake a process to quantify the impact of the new accounting guidance on each of the relevant fiscal years and will provide further analysis and discussion as we progress in the evaluation process.

2.    Acquisition

On December 14, 2016, we acquired substantially all the assets of Sotawall, Inc. (now operating under the name Sotawall Limited or "Sotawall") a privately-held company based in the Toronto, Canada area, for approximately $138 million, funded by existing cash and short-term investments of approximately $73 million and by approximately $65 million from our committed revolving line of credit. Sotawall specializes in the design, engineering, fabrication, assembly and installation of unitized curtainwall systems for industrial, commercial and institutional buildings, primarily serving the Canadian and northeastern U.S. geographic regions. Sotawall's results of operations have been included in the consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition. Those results include $17.8 million of sales, $0.7 million of operating income and de minimis net earnings.

The assets and liabilities of Sotawall were recorded in the consolidated balance sheet and within the Architectural Framing Systems segment as of the acquisition date, at their respective fair values. Fair value is estimated based on one or a combination of income, cost and/or market approaches, as determined based on the nature of the asset or liability, and the level of inputs available. With respect to assets and liabilities, the determination of fair value requires management to make subjective judgments as to projections of future operating performance, the appropriate discount rate to apply, long-term growth rates, etc. (i.e. - unobservable inputs classified as Level 3 inputs under the fair value hierarchy described in Note 5) which affect the amounts recorded in the purchase price allocation. The excess of the consideration transferred over the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is indicative of the expected continued growth and development of Sotawall. The purchase price allocation is based on these estimated fair value of assets acquired and liabilities assumed, as follows:

(In thousands)	December 14, 2016
Net working capital	$10,682
Property, plant and equipment	7,993
Goodwill	27,444
Other intangible assets	91,813
Net assets acquired	$137,932

Other intangible assets reflect the following:

(In thousands)	Estimated fair value	Estimated useful life (in years)
Technology	$6,319	10.0
Tradename	12,333	Indefinite
Backlog	12,638	1.5
Customer relationships	60,523	17.0
Total other intangible assets	$91,813

These fair values are based on preliminary estimates and are subject to change based on finalization of net working capital values, intangible asset valuation and other purchase price adjustments expected to be completed in the first quarter of fiscal 2018. Up to 75 percent of the goodwill is tax deductible. Refer to Note 7 for more information on goodwill and intangible assets.

The following unaudited pro forma information provides the results of operations for the fiscal years ended March 4, 2017 and February 27, 2016, as if the acquisition had been completed at the beginning of fiscal year 2016:

	Pro Forma
(In thousands, except per share data)	2017	2016
Net sales	$1,196,504	$1,054,281
Net earnings	100,124	66,203
Earnings per share
Basic	$3.48	$2.28
Diluted	$3.47	$2.25

Unaudited pro forma information has been provided for comparative purposes only and the information does not necessarily reflect what the combined company's results of operations would have been had the acquisition occurred at the beginning of fiscal year 2016. It also may not be useful in predicting the future results of operations of the combined company. The pro forma information includes the impact of intangible asset amortization of approximately $12.7 million in 2016 and $8.2 million in 2017 (based on historical average exchange rates), which is expected to be recognized in Apogee's results for fiscal 2018 and fiscal 2019, respectively. The information also reflects the pro forma cost of required debt financing but does not reflect the effect of any synergies or integration costs that may result from the acquisition.

3.	Working Capital

Receivables

(In thousands)	2017	2016
Trade accounts	$122,149	$102,627
Construction contracts	31,923	41,631
Contract retainage	29,191	28,249
Other receivables	3,972	2,822
Total receivables	187,235	175,329
Less allowance for doubtful accounts	(1,495)	(2,497)
Net receivables	$185,740	$172,832

Inventories

(In thousands)	2017	2016
Raw materials	$22,761	$21,404
Work-in-process	16,154	9,958
Finished goods	29,372	25,486
Costs and earnings in excess of billings on uncompleted contracts	5,122	6,538
Total inventories	$73,409	$63,386

Other Current Liabilities

(In thousands)	2017	2016
Warranties	$21,100	$14,666
Taxes, other than income taxes	4,452	5,058
Other	8,648	9,615
Total other current liabilities	$34,200	$29,339

4.	Marketable Securities

We hold the following marketable securities, all classified as available for sale:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 4, 2017
Municipal bonds	$9,595	$91	$(97)	$9,589
Total marketable securities	$9,595	$91	$(97)	$9,589
February 27, 2016
Mutual fund	$30,178	$—	$(55)	$30,123
Municipal bonds	12,393	285	(109)	12,569
Total marketable securities	$42,571	$285	$(164)	$42,692

In the prior year, we were invested in a mutual fund holding short-term government securities as a means of deploying excess cash from operations while preserving liquidity. We sold this security in fiscal 2017 to partially finance the Sotawall acquisition.

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

The following table presents the length of time that our securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of March 4, 2017:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$1,413	$(14)	$1,167	$(83)	$2,580	$(97)

The amortized cost and estimated fair values of our municipal bonds at March 4, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty. Gross realized gains and losses were insignificant for all periods presented.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$548	$548
Due after one year through five years	3,003	3,028
Due after five years through 10 years	4,553	4,605
Due after 10 years through 15 years	1,491	1,408
Total	$9,595	$9,589

5.	Fair Value Measurements

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

Financial assets and liabilities measured at fair value on a recurring basis were:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
March 4, 2017
Cash equivalents
Money market funds	$4,423	$—	$4,423
Commercial paper	—	5,500	5,500
Total cash equivalents	4,423	5,500	9,923
Short-term securities
Municipal bonds	—	548	548
Long-term securities
Municipal bonds	—	$9,041	9,041
Total assets at fair value	$4,423	$15,089	$19,512
February 27, 2016
Cash equivalents
Money market funds	$23,199	$—	$23,199
Commercial paper	—	29,774	29,774
Total cash equivalents	23,199	29,774	52,973
Short-term securities
Mutual fund	30,123	—	30,123
Municipal bonds	—	50	50
Total short-term securities	30,123	50	30,173
Long-term securities
Municipal bonds	—	12,519	12,519
Total assets at fair value	$53,322	$42,343	$95,665

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

6.	Property, Plant and Equipment

(In thousands)	2017	2016
Land	$8,400	$8,827
Buildings and improvements	162,184	149,685
Machinery and equipment	316,406	296,388
Office equipment and furniture	49,720	48,805
Construction in progress	46,544	18,384
Total property, plant and equipment	583,254	522,089
Less accumulated depreciation	(336,506)	(319,627)
Net property, plant and equipment	$246,748	$202,462

Depreciation expense was $31.6 million, $29.8 million and $27.5 million in fiscal 2017, 2016 and 2015, respectively.

7.	Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reporting segment was:

(In thousands)	Architectural Glass	Architectural Services	Architectural Framing Systems	Large-Scale Optical	Total
Balance at February 28, 2015	$26,355	$1,120	$37,825	$10,557	$75,857
Foreign currency translation	(716)	—	(1,145)	—	(1,861)
Balance at February 27, 2016	25,639	1,120	36,680	10,557	73,996
Goodwill acquired	—	—	27,444	—	27,444
Foreign currency translation	317	—	(423)	—	(106)
Balance at March 4, 2017	$25,956	$1,120	$63,701	$10,557	$101,334

No goodwill impairment has been recorded in any period presented.

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
March 4, 2017
Definite-lived intangible assets
Debt issue costs	$4,066	$(2,960)	$—	$1,106
Non-compete agreements	6,286	(6,025)	(65)	196
Customer relationships	82,479	(14,013)	(145)	68,321
Trademarks and other intangibles	25,950	(4,917)	(31)	21,002
Total definite-lived intangible assets	118,781	(27,915)	(241)	90,625
Indefinite-lived intangible assets
Trademarks	16,022	—	39	16,061
Total intangible assets	$134,803	$(27,915)	$(202)	$106,686
February 27, 2016
Definite-lived intangible assets
Debt issue costs	$3,677	$(2,758)	$—	$919
Non-compete agreements	6,673	(6,419)	(16)	238
Customer relationships	24,174	(12,737)	(1,162)	10,275
Trademarks and other intangibles	8,213	(3,271)	(431)	4,511
Total definite-lived intangible assets	42,737	(25,185)	(1,609)	15,943
Indefinite-lived intangible assets
Trademarks	4,239	—	(320)	3,919
Total intangible assets	$46,976	$(25,185)	$(1,929)	$19,862

Amortization expense on definite-lived intangible assets was $4.0 million, $1.6 million and $2.1 million in fiscal 2017, 2016 and 2015, respectively. The amortization expense associated with the debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. Estimated future amortization expense for definite-lived intangible assets is as follows:

(In thousands)	2018	2019	2020	2021	2022
Estimated amortization expense	$14,157	$7,918	$5,592	$5,479	$5,372

8.	Debt

In December 2016, we amended and restated the credit agreement governing our credit facility to, among other changes, increase the amount of the revolving credit facility to $175.0 million, extend the maturity date to November 2021 and to modify the financial covenants under the credit agreement. We had $45.0 million outstanding on our revolving credit facility as of March 4, 2017 and no borrowings outstanding as of February 27, 2016. As defined within our facility, we have two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. If the Company is not in compliance with either of these covenants, our credit facility may be terminated and/or any amounts then outstanding may be declared immediately due and payable. At March 4, 2017, we were in compliance with both financial covenants. We have the ability to issue letters of credit of up to $70.0 million under this credit facility, the outstanding amounts of which decrease the available commitment. At March 4, 2017, $106.5 million was available under this credit facility.

Debt at March 4, 2017 also included $20.4 million of industrial revenue bonds that mature in fiscal years 2021 through 2043. The fair value of the industrial revenue bonds approximated carrying value at March 4, 2017, due to the variable interest rates on these instruments. The bonds would be classified as Level 2 within the fair value hierarchy described in Note 5.

We also maintain a $4.0 million Canadian dollar revolving demand facility. No borrowings were outstanding under the facility as of March 4, 2017 or February 27, 2016. Borrowings under the facility are made available at the sole discretion of the lender and are payable on demand, with interest at rates specified in the credit agreement for the demand facility.

Debt maturities and other selected information follows:

(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Maturities	$—	$—	$—	$5,400	$47,000	$13,000	$65,400

(In thousands, except percentages)	2017	2016
Average daily borrowings during the year	$34,320	$21,730
Maximum borrowings outstanding during the year	91,400	22,480
Weighted average interest rate during the year	2.22%	0.29%

(In thousands)	2017	2016	2015
Interest on debt	$971	$544	$581
Other interest expense	—	49	343
Interest expense	$971	$593	$924

Interest payments were $0.8 million in fiscal 2017, $0.5 million in fiscal 2016 and $0.8 million in fiscal 2015.

9.	Other Non-Current Liabilities

(In thousands)	2017	2016
Deferred benefit from New Markets Tax Credit transactions	$16,708	$10,741
Retirement plan obligations	9,635	9,992
Deferred compensation plan	7,463	4,814
Other	11,981	11,367
Total other non-current liabilities	$45,787	$36,914

10.	Employee Benefit Plans

401(k) Retirement Plan
The Company sponsors a single 401(k) retirement plan covering substantially all full-time, non-union employees, as well as union employees at two of its manufacturing facilities. Under the plan, employees are allowed to contribute up to 60 percent of eligible earnings to the plan, up to statutory limits. The Company contributes a match of 100 percent of the first one percent contributed and 50 percent of the next five percent contributed on eligible compensation that non-union employees contribute and according to contract terms for union employees. The Company match was $6.2 million in fiscal 2017, $5.4 million in fiscal 2016 and $4.7 million in fiscal 2015.

Deferred Compensation Plan
The Company maintains a plan that allows participants to defer compensation. The deferred compensation liability was $7.7 million and $5.0 million at March 4, 2017 and February 27, 2016, respectively. The Company has investments in corporate-owned life insurance policies (COLI) of $7.7 million and money market funds (classified as cash equivalents) of $0.3 million with the intention of utilizing them as long-term funding sources for this plan. The COLI assets are recorded at their net cash surrender values and are included in other non-current assets in the consolidated balance sheet.

Plans under Collective Bargaining Agreements
We contribute to various multi-employer union retirement plans, which provide retirement benefits to the majority of our union employees; none of the plans are considered significant. The total contribution to these plans in fiscal 2017, 2016 and 2015 was $3.9 million, $3.6 million and $4.3 million, respectively.

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

(In thousands)	2017	2016
Change in projected benefit obligation
Benefit obligation beginning of period	$14,900	$16,253
Interest cost	555	566
Actuarial loss (gain)	54	(907)
Benefits paid	(1,017)	(1,012)
Benefit obligation at measurement date	14,492	14,900
Change in plan assets
Fair value of plan assets beginning of period	$4,261	$4,419
Actual return on plan assets	73	(62)
Company contributions	868	916
Benefits paid	(1,017)	(1,012)
Fair value of plan assets at measurement date	4,185	4,261
Underfunded status	$(10,307)	$(10,639)

The underfunded status of our plans was recognized in the consolidated balance sheets:

(In thousands)	2017	2016
Current liabilities	$(672)	$(647)
Other non-current liabilities	(9,635)	(9,992)
Total	$(10,307)	$(10,639)

The following was included in accumulated other comprehensive loss and has not yet been recognized as a component of net periodic benefit cost:

(In thousands)	2017	2016
Net actuarial loss	$5,696	$5,899
Accumulated other comprehensive loss	$5,696	$5,899

The amount recognized in comprehensive earnings, net of tax expense, was:

(In thousands)	2017	2016
Net actuarial gain	$(130)	$(610)
Total	$(130)	$(610)

Components of the defined-benefit pension plans' net periodic benefit cost:

(In thousands)	2017	2016	2015
Interest cost	$555	$566	$550
Expected return on assets	(41)	(137)	(171)
Amortization of unrecognized net loss	225	249	172
Net periodic benefit cost	$739	$678	$551

Total net periodic pension benefit cost is expected to be approximately $0.7 million in fiscal 2018. The estimated net actuarial loss for the defined-benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for fiscal 2018 is $0.2 million, net of tax benefit.

Additional Information

Assumptions

Benefit Obligation Weighted-Average Assumptions	2017	2016	2015
Discount rate	3.80%	3.85%	3.60%

Net Periodic Benefit Expense Weighted-Average Assumptions	2017	2016	2015
Discount rate	3.85%	3.60%	4.00%
Expected long-term rate of return on assets	2.00%	2.00%	4.50%

Discount rate. The discount rate reflects the current rate at which the defined-benefit plans' pension liabilities could be effectively settled at the end of the year based on the measurement date. The discount rate was determined by matching the expected benefit payments to payments from the Principal Discount Yield Curve. There are no known or anticipated changes in the discount rate assumption that will have a significant impact on pension expense in fiscal 2018.

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

Contributions
Contributions to the plans for each of fiscal 2017 and 2016 totaled $0.9 million, which equaled or exceeded the minimum funding requirement.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid by the plans:

(In thousands)	2018	2019	2020	2021	2022	2023-2027
Estimated future benefit payments	$1,016	$1,052	$1,026	$1,009	$984	$4,602

11.Commitments and Contingent Liabilities

Operating lease commitments. As of March 4, 2017, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. As part of our acquisition of Sotawall, we acquired leases to two properties which hold Sotawall's current principal facilities. The lessor under these leases is a company owned by the President of Sotawall. Future minimum rental payments under non-cancelable operating leases are:

(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Total minimum payments	$11,419	$10,796	$9,286	$6,342	$5,605	$9,002	$52,450

Total rental expense, including operating leases and short-term equipment rentals, was $16.9 million, $15.5 million and $18.7 million in fiscal 2017, 2016 and 2015, respectively.

At March 4, 2017, we had one sale and leaseback agreement for equipment that provides an option to purchase the equipment at projected future fair market value upon expiration of the lease in 2021. The lease is classified as an operating lease in accordance with applicable financial accounting standards. The Company has a deferred gain of $1.8 million under the sale and leaseback transaction, which is included in the balance sheet as other current and non-current liabilities. The average annual lease payment over the remaining life of the lease is $1.0 million.

Bond commitments. In the ordinary course of business, predominantly in the Company’s Architectural Services segment, the Company is required to provide surety or performance bonds that commit payments to its customers for any non-performance. At March 4, 2017, $96.2 million of the Company’s backlog was bonded by performance bonds with a face value of $343.7 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract. The Company has never been required to make any payments related to these performance-based bonds with respect to any of its current portfolio of businesses.

Warranties. We reserve estimated exposures on known claims, as well as on a portion of anticipated claims for product warranty and rework costs based on historical product liability claims as a ratio of sales. Claims are deducted from the accrual when paid. Factors that could have an impact on the warranty accrual in any given period include the following: changes in manufacturing quality, shifts in product mix and any significant changes in sales volume. A warranty rollforward follows:

(In thousands)	2017	2016
Balance at beginning of period	$16,340	$11,275
Additional accruals	11,499	8,214
Claims paid	(5,906)	(3,149)
Balance at end of period	$21,933	$16,340

Letters of credit. At March 4, 2017, we had ongoing letters of credit related to construction contracts and certain industrial revenue bonds. The total value of letters of credit under which we were obligated as of March 4, 2017 was approximately $23.5 million, all of which have been issued under our credit facility. Our total availability under our $175.0 million credit facility is reduced by borrowings under the credit facility and also by letters of credit issued under the credit facility.

Purchase obligations. Purchase obligations for raw material commitments and capital expenditures totaled $115.8 million as of March 4, 2017.

Environmental liability. In fiscal 2008, we acquired one manufacturing facility which has certain historical environmental conditions. We are working to remediate these conditions; remediation has been conducted without significant disruption to our operations. Our liability for these remediation activities was $1.4 million and $1.6 million at March 4, 2017 and February 27, 2016, respectively.

New Markets Tax Credit transactions. In June 2016, we entered into a transaction with a subsidiary of Wells Fargo (WF) under a qualified New Markets Tax Credit (NMTC) program related to an investment in plant and equipment within our Architectural Glass segment. Previously, in fiscal 2014, we entered into a NMTC transaction with JP Morgan Chase (JPM) related to a separate investment in plant and equipment within the Architectural Glass segment. Each NMTC transaction is subject to 100 percent tax credit recapture for a period of seven years. Therefore, proceeds received in exchange for the transfer of the tax credits will be recognized as earnings in fiscal 2021 and 2024, if the expected tax benefits are delivered without risk of recapture to each bank and our performance obligations are relieved.

In exchange for substantially all the benefits derived from tax credits, WF contributed $6.0 million and JPM contributed $10.7 million into each respective project. These amounts are included within other non-current liabilities on our consolidated balance sheets. Direct and incremental costs incurred in structuring these arrangements have been deferred and will be recognized in proportion to the recognition of the related profits. These costs amounted to $4.5 million and are included in other non-current assets on our consolidated balance sheets. Variable-interest entities were created as a result of the structure of these transactions, which have been included within our consolidated financial statements as the banks do not have a material interest in the underlying economics of the projects.

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

12.	Shareholders' Equity

A class of 200,000 shares of junior preferred stock with a par value of $1.00 is authorized, but unissued.

Share Repurchases
During fiscal 2004, the Board of Directors authorized a share repurchase program of 1,500,000 shares of common stock. The Board of Directors subsequently increased this authorization by 750,000 shares in fiscal 2008; by 1,000,000 shares in fiscal 2009; and by another 1,000,000 shares in fiscal 2016. We repurchased 250,001 shares under the program during fiscal 2017, for a total cost of $10.8 million. We repurchased 575,000 shares under the program, for a total cost of $24.9 million, in fiscal 2016 and 203,509 shares under the program, for a total cost of $6.9 million, in fiscal 2015. The Company has repurchased a total of 3,307,633 shares, at a total cost of $72.3 million, since the inception of this program. We have remaining authority to repurchase 942,367 shares under this program, which has no expiration date.

In addition to the shares repurchased under this repurchase plan, during fiscal 2017, 2016 and 2015, the Company also withheld $2.6 million, $5.1 million and $5.2 million, respectively, of Company stock from employees in order to satisfy stock-for-stock option exercises or tax obligations related to stock-based compensation, pursuant to terms of board and shareholder-approved compensation plans.

Accumulated Other Comprehensive Loss
The following summarizes the accumulated other comprehensive loss, net of tax, at March 4, 2017 and February 27, 2016:

(In thousands)	2017	2016
Net unrealized (loss) gain on marketable securities	$(4)	$79
Pension liability adjustments	(3,628)	(3,758)
Foreign currency translation adjustments	(27,458)	(27,692)
Total accumulated other comprehensive loss	$(31,090)	$(31,371)

13.	Share-Based Compensation

We have a 2009 Stock Incentive Plan and a 2009 Non-Employee Director Stock Incentive Plan (the Plans) which provide for the issuance of 1,888,000 and 350,000 shares, respectively, for various forms of stock-based compensation to employees and non-employee directors. Awards under these Plans may be in the form of incentive stock options (to employees only), nonstatutory options or stock-settled stock appreciation rights (SARs) and are granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. We also issue nonvested share awards and nonvested share unit awards under the Plans. Issued SARs vest over a three-year period and options issued to non-employee directors vest at the end of six months, both with a 10-year term. Nonvested share awards and nonvested share unit awards generally vest over a two, three or four-year period.

We had a 2002 Omnibus Stock Incentive Plan, which was terminated in June 2009; no new grants may be made under this plan, although exercises of SARs and options previously granted thereunder will still occur in accordance with the terms of the various grants.

Total stock-based compensation expense under all Plans included in the results of operations was $6.0 million for fiscal 2017, $4.9 million for fiscal 2016 and $4.8 million for 2015. We elect to account for any forfeitures as they occur.

Stock Options and SARs
There were no stock options or SARs issued in any fiscal year presented. Activity for the current year is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value at Year-End
Outstanding at February 27, 2016	403,714	$11.81
Awards exercised	(173,813)	14.34
Outstanding and exercisable at March 4, 2017	229,901	$9.90	4.0 Years	$11,101,695

Cash proceeds from the exercise of stock options were $1.9 million, $1.6 million and $1.2 million for fiscal 2017, 2016 and 2015, respectively. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $6.0 million, $7.5 million and $4.6 million in fiscal 2017, 2016 and 2015, respectively.

Nonvested Share Awards and Units
The following table summarizes nonvested share activity for fiscal 2017:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
February 27, 2016	275,457	$37.48
Granted	148,672	42.90
Vested	(143,875)	28.81
Canceled	(1,050)	44.55
March 4, 2017	279,204	$44.80

At March 4, 2017, there was $6.6 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 20 months. The total fair value of shares vested during fiscal 2017 was $6.3 million.

14.	Income Taxes

Earnings before income taxes consisted of the following:

(In thousands)	2017	2016	2015
U.S.	$123,229	$100,859	$59,898
International	(424)	(3,535)	5,101
Earnings before income taxes	$122,805	$97,324	$64,999

The components of income tax expense (benefit) for each of the last three fiscal years was:

(In thousands)	2017	2016	2015
Current
Federal	$35,610	$35,888	$7,328
State and local	2,929	2,866	1,198
International	(147)	(636)	1,790
Total current	38,392	38,118	10,316
Deferred
Federal	(945)	(5,403)	4,738
State and local	(78)	(512)	(363)
International	(42)	(224)	(101)
Total deferred	(1,065)	(6,139)	4,274
Total non-current tax (benefit) expense	(312)	3	(107)
Total income tax expense	$37,015	$31,982	$14,483

Income tax payments, net of refunds were $47.8 million, $25.9 million and $11.3 million in fiscal 2017, 2016 and 2015, respectively.

The following table provides a reconciliation of the statutory federal income tax rate to our consolidated effective tax rates:

	2017	2016	2015
Federal income tax expense at statutory rate	35.0%	35.0%	35.0%
Manufacturing deduction	(3.3)	(3.4)	(2.3)
State and local income taxes, net of federal tax benefit	1.6	1.6	1.2
Foreign tax rate differential	(1.6)	—	—
Tax credits - research & development	(0.7)	(0.8)	(1.1)
Tax credits - 48C	—	—	(9.9)
Other, net	(0.9)	0.5	(0.6)
Income tax expense	30.1%	32.9%	22.3%

In the current year, we recorded a net tax benefit of $1.9 million on a distribution from our Brazilian operation. Additionally, in the fourth quarter, as a result of the adoption of ASU 2016-09 (see additional discussion in Note 1), we recognized tax benefits of $0.9 million within income tax expense. In fiscal 2016 and 2015, tax benefits associated with stock-based incentive plans were $3.9 million and $3.3 million, respectively. These benefits impacted additional paid-in capital and were not reflected in the determination of income tax expense or benefit.

In fiscal 2015, the Company recognized approximately $6.4 million of tax benefit from an energy-efficient investment credit under Section 48C of the U.S. Internal Revenue Code, upon successful start-up and commercial production of coatings on our new architectural glass coater. The tax credit was awarded in 2011 by the U.S. Internal Revenue Service (IRS) in cooperation with the Department of Energy as part of the American Reinvestment and Recovery Act to incent energy-efficient investments.

In the first quarter of fiscal 2017, the Company adopted ASU 2015-17, which requires deferred tax assets and liabilities to be classified as noncurrent in the financial statements. We have not elected to apply this change in accounting principle retroactively. Deferred tax assets and deferred tax liabilities at March 4, 2017 and February 27, 2016 were:

	2017	2016
(In thousands)	Noncurrent	Current	Noncurrent
Accounts receivable	$408	$825	$—
Other accruals	4,254	2,968	1,281
Deferred compensation	15,189	554	12,594
Goodwill and other intangibles	(7,601)	18	(7,615)
Depreciation	(18,714)	—	(17,354)
Liability for unrecognized tax benefits	2,623	—	2,797
Net operating losses	5,790	—	2,945
Valuation allowance on net operating losses	(2,352)	(2,194)	(306)
Other	403	(351)	686
Deferred tax (liabilities) assets	$—	$1,820	$(4,972)

The Company has U.S. federal tax credits as well as state net operating loss carryforwards with a tax effect of $5.5 million. A valuation allowance of $2.4 million has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefits in future periods.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2014, or state and local income tax examinations for years prior to fiscal 2010. The Company is not currently under U.S. federal examination for years subsequent to fiscal 2013, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The Company considers the earnings of its non-U.S. subsidiaries to be indefinitely invested outside of the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and specific plans for reinvestment of those subsidiary earnings. Should the Company decide to repatriate foreign earnings, it would need to adjust the income tax provision in the period it was determined that the earnings will no longer be indefinitely invested outside the U.S.

If we were to prevail on all unrecognized tax benefits recorded, $2.1 million, $2.7 million and $2.6 million for fiscal 2017, 2016 and 2015, respectively, would benefit the effective tax rate. Also included in the balance of unrecognized tax benefits for fiscal 2017, 2016 and 2015, are $2.0 million, $1.8 million and $1.9 million, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. For fiscal 2017, we accrued penalties and interest related to unrecognized tax benefits of $0.4 million. For each of fiscal 2016 and 2015, the accrual was $0.5 million.

The following table provides a reconciliation of the total amounts of gross unrecognized tax benefits:

(In thousands)	2017	2016	2015
Gross unrecognized tax benefits at beginning of year	$4,512	$4,491	$4,431
Gross increases in tax positions for prior years	54	60	261
Gross decreases in tax positions for prior years	(233)	(158)	(276)
Gross increases based on tax positions related to the current year	508	526	508
Gross decreases based on tax positions related to the current year	—	(33)	(21)
Settlements	(23)	—	(93)
Statute of limitations expiration	(743)	(374)	(319)
Gross unrecognized tax benefits at end of year	$4,075	$4,512	$4,491

The total liability for unrecognized tax benefits is expected to decrease by approximately $0.4 million during fiscal 2018 due to lapsing of statutes.

15.	Earnings per Share

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

(In thousands)	2017	2016	2015
Basic earnings per share - weighted average common shares outstanding	28,781	29,058	28,763
Weighted average effect of nonvested share grants and assumed exercise of stock options	112	317	611
Diluted earnings per share - weighted average common shares and potential common shares outstanding	28,893	29,375	29,374
Stock options excluded from the calculation of earnings per share because the exercise price was greater than the average market price of the common shares	—	—	—

16.Business Segment Data

We have four reporting segments:

•
The Architectural Glass segment fabricates coated, high-performance glass used globally in customized window and wall systems comprising the outside skin of commercial, institutional and high-end multi-family residential buildings.

•
The Architectural Framing Systems segment designs, engineers, fabricates and finishes the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial, institutional and high-end multi-family residential buildings. We have aggregated five operating segments into this reporting segment based on their similar products, customers, distribution methods, production processes and economic characteristics.

•
The Architectural Services segment provides full-service installation of the walls of glass, windows and other curtainwall products making up the outside skin of commercial and institutional buildings.

•	The Large-Scale Optical Technologies (LSO) segment manufactures value-added glass and acrylic products for framing and display applications.

(In thousands)	2017	2016	2015
Net Sales
Architectural Glass	$411,881	$377,713	$346,471
Architectural Framing Systems	385,978	308,593	298,395
Architectural Services	270,937	245,935	230,650
Large-Scale Optical	89,710	88,541	87,693
Intersegment elimination	(43,973)	(39,593)	(29,273)
Total	$1,114,533	$981,189	$933,936
Operating Income (Loss)
Architectural Glass	$44,656	$35,504	$16,431
Architectural Framing Systems	44,768	31,911	21,808
Architectural Services	18,494	11,687	7,442
Large-Scale Optical	22,467	22,963	21,954
Corporate and other	(8,160)	(4,672)	(4,050)
Total	$122,225	$97,393	$63,585
Depreciation and Amortization
Architectural Glass	$15,912	$14,397	$12,897
Architectural Framing Systems	12,404	8,019	8,001
Architectural Services	1,364	1,274	1,375
Large-Scale Optical	4,785	4,998	4,817
Corporate and other	1,142	2,560	2,333
Total	$35,607	$31,248	$29,423
Capital Expenditures
Architectural Glass	$44,439	$17,701	$12,307
Architectural Framing Systems	14,070	19,166	9,238
Architectural Services	1,981	929	595
Large-Scale Optical	1,510	1,962	3,500
Corporate and other	6,061	2,279	1,580
Total	$68,061	$42,037	$27,220
Identifiable Assets
Architectural Glass	$254,840	$215,571	$223,525
Architectural Framing Systems	359,633	193,823	190,106
Architectural Services	70,875	81,574	68,930
Large-Scale Optical	58,198	57,369	60,356
Corporate and other	41,112	109,103	69,140
Total	$784,658	$657,440	$612,057

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

(In thousands)	2017	2016	2015
Net Sales
United States	$1,031,214	$923,018	$847,887
Canada	65,958	39,324	50,807
Brazil	17,361	18,847	35,242
Total	$1,114,533	$981,189	$933,936
Long-Lived Assets
United States	$227,145	$189,624	$178,048
Canada	13,303	7,162	8,214
Brazil	6,300	5,676	7,278
Total	$246,748	$202,462	$193,540

Apogee's export net sales from U.S. operations of $76.2 million for fiscal 2017 were approximately 7 percent of consolidated net sales; export net sales of $79.5 million for fiscal 2016 were approximately 8 percent of consolidated net sales; and export sales of $72.7 million for fiscal 2015 were approximately 8 percent of consolidated net sales.

17.	Quarterly Data (Unaudited)

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth (1)	Total
2017
Net sales	$247,880	$278,455	$274,072	$314,126	$1,114,533
Gross profit	64,428	72,531	72,868	82,196	292,023
Net earnings	17,722	22,397	22,552	23,119	85,790
Earnings per share - basic	0.62	0.78	0.78	0.81	2.98
Earnings per share - diluted	0.61	0.77	0.78	0.80	2.97
2016
Net sales	$239,962	$240,754	$238,324	$262,149	$981,189
Gross profit	55,588	56,699	62,426	68,857	243,570
Net earnings	12,126	14,760	18,521	19,935	65,342
Earnings per share - basic	0.42	0.51	0.64	0.69	$2.25
Earnings per share - diluted	0.41	0.50	0.63	0.69	$2.22
Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding, and all other quarterly amounts may not equal the total year due to rounding.

(1) We acquired Sotawall in the fourth quarter of fiscal 2017; refer to Note 2 for additional information.

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

Management's Annual Report on Internal Control Over Financial Reporting. The report of management required under this Item 9A is contained on page 22 in Item 8 of this Annual Report on Form 10-K under the caption “Management's Annual Report on Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained on page 24 in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

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

We have adopted a Code of Business Ethics and Conduct that applies to all of our employees and Board of Directors. The Code of Business Ethics and Conduct is published on our website at www.apog.com. Any amendments to the Code of Business Ethics and Conduct and waivers of the Code of Business Ethics and Conduct for our Chief Executive Officer and Chief Financial Officer will be published on our website.

The other information required by this item, other than the information set forth in Part I above under the heading “Executive Officers of the Registrant,” is set forth under the headings “Proposal 1: Election of Directors,” “Frequently Asked Questions - How Can A Shareholder Recommend or Nominate a Director Candidate?”, “Corporate Governance - Board Meetings and 2016 Annual Meeting of Shareholders,” “Corporate Governance - Board Committee Responsibilities, Meetings and Membership” and “Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 22, 2017, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end (our 2017 Proxy Statement). This information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation” and “Non-Employee Director Compensation" in our 2017 Proxy Statement. This information is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes, with respect to our equity compensation plans, the number of shares of our common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights, and the number of shares remaining available for future issuance under our equity compensation plans as of March 4, 2017, the last day of fiscal 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	29,560	(1) (2)	$20.48	(3)	1,042,458	(4)
Equity compensation plans not approved by security holders	200,341	(5)	8.34		None
Total	229,901		$9.90		1,042,458

(1)
Includes options and SARs granted under our Amended and Restated 2002 Omnibus Stock Incentive Plan and restricted stock unit awards granted under our Stock Incentive Plan and Director Stock Plan. None of the outstanding stock options or SARs has dividends rights attached, nor are they transferable. Certain outstanding restricted stock units have dividend rights attached, but none of the restricted stock units are transferable.

(2)
Pursuant to SEC rules and the reporting requirements for this table, we have not included in this column 255,914 shares of restricted stock that are issued and outstanding. All shares of restricted stock outstanding have dividend rights attached, but none of the shares of restricted stock are transferable.

(3)
In calculating the weighted-average exercise price of outstanding options, warrants and rights, only the exercise prices of outstanding options and SARs are included, as the restricted stock units do not have an exercise price.

(4)
Pursuant to SEC Rules and the reporting requirements for this table, of these shares, 56,539 are available for issuance under our Legacy Partnership Plan, 680,642 are available for grant under our Stock Incentive Plan, 102,912 are available for grant under our Director Stock Incentive Plan; no shares are available for grant under our 2002 Omnibus Stock Incentive Plan, and 202,365 are available for grant under our Director Deferred Compensation Plan.

(5)
Reflects stock options granted to Mr. Puishys on August 22, 2011 as inducement awards pursuant to the terms of his employment agreement with our Company effective as of August 22, 2011, that became fully vested on August 22, 2014. The options vested in equal annual installments over a three-year period beginning on August 22, 2012.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the headings “Corporate Governance - Board Independence” and "Corporate Governance - Certain Relationships and Related Transactions" in our 2017 Proxy Statement. This information is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the headings “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm - Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in our 2017 Proxy Statement. This information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as a part of this report:

1.	Financial Statements - The consolidated financial statements listed below are set forth in Item 8 of Part II of this report.

Consolidated Balance Sheets as of March 4, 2017 and February 27, 2016

Consolidated Results of Operations for the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

Consolidated Statements of Comprehensive Earnings for the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

Consolidated Statements of Cash Flows for the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

Consolidated Statements of Shareholders' Equity for the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules - Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Deductions from Reserves(1)	Other Changes(2)	Balance at End of Period
Allowances for doubtful receivables
For the year ended March 4, 2017	$2,497	$25	$(416)	$579	$(32)	$1,495
For the year ended February 27, 2016	3,242	—	(197)	493	(55)	2,497
For the year ended February 28, 2015	2,934	—	1,322	969	(45)	3,242
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

10.2*
Third Amendment of Apogee Enterprises, Inc. Officers' Supplemental Executive Retirement Plan (2005 Restatement). Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on October 15, 2008.

10.3*
Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2014 Restatement). Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed on July 24, 2014.

10.4*	Apogee Enterprises, Inc. Amended and Restated 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 30, 2006.
10.5*
Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of May 1, 2003). Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed on October 9, 2015.

10.6*
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

10.8*
Apogee Enterprises, Inc. Non-Employee Director Charitable Matching Contribution Program. Incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year-ended February 26, 2005.

10.9*
Form of Non-Employee Director Stock Option Agreement under the Apogee Enterprises, Inc. 2002 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 16, 2005.

10.10*	Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on October 17, 2006.
10.11*
First Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on October 15, 2008.

10.12*
Second Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on March 4, 2009.

10.13*
Third Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on October 12, 2010.

10.14*
Fourth Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed on January 6, 2011.

10.15*	Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on October 17, 2006.
10.16*	First Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K filed on October 15, 2008.
10.17*	Second Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.8 to Registrant's Current Report on Form 8-K filed on March 4, 2009.

10.18*	Third Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed on January 6, 2011.
10.19*	Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 28, 2011.
10.20*
Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as amended and restated (2014). Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed on July 24, 2014.

10.21*
Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on June 30, 2009.

10.22*
Restricted Stock Deferral Program under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as Amended and Restated (2014) (2015 Statement). Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 30, 2015.

10.23*
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

10.25*
Form of Performance Award Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on May 5, 2014.

10.26*	Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, effective January 1, 2011. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 12, 2010.
10.27*	First Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 1, 2014.
10.28*	Second Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on June 29, 2016.
10.29*	Form of Change in Control Severance Agreement. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 3, 2011.
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

10.37*
Form of CEO Performance-Based Retention Incentive Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated herein by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on April 27, 2016.

10.38*
Form of Evaluation-Based Retention Agreement under the Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed July 1, 2014.

10.39*
Form of CEO Evaluation-Based Retention Incentive Agreement under the Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 6, 2015.

10.40*	Apogee Enterprises, Inc. 2016 Executive Management Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2016.
10.41*
First Amendment to Apogee Enterprises, Inc. 2016 Executive Management Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on August 10, 2016.

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

10.43
Second Amended and Restated Credit Agreement, dated November 2, 2016, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders referred to therein, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and U.S. Bank National Association, as Syndication Agent and Issuing Lender. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 4, 2016.

10.44
Asset Purchase Agreement between Sotawall, Inc., Juan A. Speck and WPP Acquisition Corporation, dated December 14, 2016. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 20, 2016.

10.45*	Apogee Enterprises, Inc. 401(k) Retirement Plan, effective January 1, 2015. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed October 9, 2015.
21#	Subsidiaries of the Registrant.
23#	Consent of Deloitte & Touche LLP.
31.1#	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2#	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Apogee Enterprises, Inc.'s Annual Report on Form 10-K for the year ended March 4, 2017 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 4, 2017 and February 27, 2016, (ii) the Consolidated Results of Operations for the three years ended March 4, 2017, February 27, 2016 and February 28, 2015, (iii) the Consolidated Statements of Comprehensive Earnings for the three years ended March 4, 2017, February 27, 2016 and February 28, 2015, (iv) the Consolidated Statements of Cash Flows for the three years ended March 4, 2017, February 27, 2016 and February 28, 2015, (v) the Consolidated Statements of Shareholders' Equity for the years ended March 4, 2017, February 27, 2016 and February 28, 2015 and (vi) the Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2017.

APOGEE ENTERPRISES, INC.

/s/ Joseph F. Puishys
Joseph F. Puishys
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 28, 2017.

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