Form 10-Q
period 2017-06-03
APOGEE ENTERPRISES, INC.
filed 2017-07-12
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 3, 2017

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 11, 2017, 28,848,271 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except stock data)	June 3, 2017	March 4, 2017
Assets
Current assets
Cash and cash equivalents	$22,972	$19,463
Short-term available for sale securities	425	548
Restricted cash	2,683	7,834
Receivables, net of allowance for doubtful accounts	180,483	185,740
Inventories	81,083	73,409
Refundable income taxes	—	1,743
Other current assets	9,626	8,724
Total current assets	297,272	297,461
Property, plant and equipment, net	250,979	246,748
Available for sale securities	7,551	9,041
Deferred tax assets	1,099	4,025
Goodwill	95,211	101,334
Intangible assets	105,330	106,686
Other non-current assets	22,155	19,363
Total assets	$779,597	$784,658
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$63,666	$63,182
Accrued payroll and related benefits	27,990	51,244
Accrued self-insurance reserves	5,901	8,575
Other current liabilities	32,979	34,200
Billings in excess of costs and earnings on uncompleted contracts	33,931	28,857
Accrued income taxes	2,801	—
Total current liabilities	167,268	186,058
Long-term debt	71,400	65,400
Unrecognized tax benefits	4,309	3,980
Long-term self-insurance reserves	8,254	8,831
Deferred tax liabilities	3,622	4,025
Other non-current liabilities	42,915	45,787
Commitments and contingent liabilities (Note 14)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,787,701 and 28,680,841, respectively	9,596	9,560
Additional paid-in capital	152,107	150,111
Retained earnings	351,872	341,996
Common stock held in trust	(886)	(875)
Deferred compensation obligations	886	875
Accumulated other comprehensive loss	(31,746)	(31,090)
Total shareholders’ equity	481,829	470,577
Total liabilities and shareholders’ equity	$779,597	$784,658

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended
(In thousands, except per share data)	June 3, 2017	May 28, 2016
Net sales	$272,307	$247,880
Cost of sales	202,013	183,452
Gross profit	70,294	64,428
Selling, general and administrative expenses	46,188	38,179
Operating income	24,106	26,249
Interest income	167	275
Interest expense	444	157
Other income, net	179	256
Earnings before income taxes	24,008	26,623
Income tax expense	7,904	8,901
Net earnings	$16,104	$17,722

Earnings per share - basic	$0.56	$0.62
Earnings per share - diluted	$0.56	$0.61
Weighted average basic shares outstanding	28,851	28,702
Weighted average diluted shares outstanding	28,861	28,895

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended
(In thousands)	June 3, 2017	May 28, 2016
Net earnings	$16,104	$17,722
Other comprehensive (loss) earnings:
Unrealized gain (loss) on marketable securities, net of $33 and ($9) of tax expense (benefit), respectively	62	(14)
Foreign currency translation adjustments	(718)	2,893
Other comprehensive (loss) earnings	(656)	2,879
Total comprehensive earnings	$15,448	$20,601

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(In thousands)	June 3, 2017	May 28, 2016
Operating Activities
Net earnings	$16,104	$17,722
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,423	7,720
Share-based compensation	1,403	1,390
Deferred income taxes	2,540	377
Other, net	(1,223)	(375)
Changes in operating assets and liabilities:
Receivables	5,125	(13,225)
Inventories	(7,712)	(5,883)
Accounts payable and accrued expenses	(30,736)	(21,315)
Billings in excess of costs and earnings on uncompleted contracts	5,109	10,513
Refundable and accrued income taxes	4,867	2,532
Other, net	(988)	60
Net cash provided by (used in) operating activities	5,912	(484)
Investing Activities
Capital expenditures	(11,430)	(17,725)
Change in restricted cash	5,151	—
Purchases of marketable securities	(1,535)	(2,643)
Sales/maturities of marketable securities	3,220	1,892
Other, net	1,742	(1,842)
Net cash used in investing activities	(2,852)	(20,318)
Financing Activities
Borrowings on line of credit	37,000	1,893
Payments on line of credit	(31,000)	—
Shares withheld for taxes, net of stock issued to employees	(1,596)	(1,198)
Dividends paid	(4,002)	(3,560)
Net cash provided by (used in) financing activities	402	(2,865)
Increase (decrease) in cash and cash equivalents	3,462	(23,667)
Effect of exchange rates on cash	47	164
Cash and cash equivalents at beginning of year	19,463	60,470
Cash and cash equivalents at end of period	$22,972	$36,967
Noncash Activity
Capital expenditures in accounts payable	$4,201	$3,455

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at March 4, 2017	28,680	$9,560	$150,111	$341,996	$(875)	$875	$(31,090)
Net earnings	—	—	—	16,104	—	—	—
Unrealized gain on marketable securities, net of $33 tax expense	—	—	—	—	—	—	62
Foreign currency translation adjustments	—	—	—	—	—	—	(718)
Issuance of stock, net of cancellations	52	17	39	—	(11)	11	—
Share-based compensation	—	—	1,403	—	—	—	—
Exercise of stock options	100	33	800	—	—	—	—
Other share retirements	(44)	(14)	(246)	(2,226)	—	—	—
Cash dividends	—	—	—	(4,002)	—	—	—
Balance at June 3, 2017	28,788	$9,596	$152,107	$351,872	$(886)	$886	$(31,746)

Balance at February 27, 2016	28,684	$9,561	$145,528	$282,477	$(837)	$837	$(31,371)
Net earnings	—	—	—	17,722	—	—	—
Unrealized loss on marketable securities, net of $9 tax benefit	—	—	—	—	—	—	(14)
Foreign currency translation adjustments	—	—	—	—	—	—	2,893
Issuance of stock, net of cancellations	126	42	(3)	—	(6)	6	—
Share-based compensation	—	—	1,390	—	—	—	—
Tax benefit associated with stock plans	—	—	188	—	—	—	—
Exercise of stock options	9	3	62	—	—	—	—
Other share retirements	(30)	(10)	(155)	(1,137)	—	—	—
Cash dividends	—	—	—	(3,560)	—	—	—
Balance at May 28, 2016	28,789	$9,596	$147,010	$295,502	$(843)	$843	$(28,492)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended March 4, 2017. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three-month period ended June 3, 2017 are not necessarily indicative of the results to be expected for the full year.

In connection with preparing the unaudited consolidated financial statements for the three months ended June 3, 2017, we evaluated subsequent events for potential recognition and disclosure through the date of this filing. On June 12, 2017, we acquired 100 percent of the stock of EFCO Corporation, a privately-held U.S. manufacturer of architectural aluminum window, curtainwall, storefront and entrance systems for commercial construction projects for $192 million in cash, funded through an expansion of our existing committed revolving credit facility, also occurring after the close of the first fiscal quarter (see Note 9). Preliminary purchase accounting will be completed in the second quarter and the acquired company will be included within our Architectural Framing Systems segment. Results of operations for EFCO will be included in our consolidated financial statements from the date of acquisition.

2.	New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Under the new standard, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, our fiscal 2019. We are currently undertaking a process to quantify the impact that this standard will have on our consolidated financial statements and will provide further analysis and discussion as we progress in this quantification process. At this time:

•	We are in the process of evaluating the significance of the guidance to our operations and as we proceed, we will finalize our determination of adoption method.

•
We expect to have business units that will continue to recognize revenue at the point in time when goods are shipped, as that represents when control is transferred, and business units that will continue to recognize revenue over time, following a cost-to-cost percentage of completion method of revenue recognition. Additionally, we expect that one of our business units in the Architectural Framing Systems segment will change from recognizing revenue at a point in time to recognizing revenue over time, to better reflect transfer of control to the customer in line with the new guidance. This business unit represents approximately 10 percent of our total net sales and will follow a similar cost-to-cost percentage of completion method of revenue recognition, consistent with our other business units using percentage of completion.

In February 2016, the FASB issued ASU 2016-02, Leases, which provides for comprehensive changes to lease accounting. The new standard requires that a lessee recognize a lease obligation liability and a right to use asset for virtually all leases of property, plant and equipment, subsequently amortized over the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, our fiscal year 2020, with a modified retrospective transition. We are currently evaluating whether we will early adopt this standard in our fiscal year 2019 to align with the adoption of the new revenue recognition standard discussed above. The adoption of this standard will result in reflecting assets and liabilities for the value of our leased property and equipment on our consolidated balance sheet but we do not expect this guidance to have a significant impact on our consolidated results of operations

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, and in November 2016, it issued 2016-18, Restricted Cash. Both standards provide guidance for presentation of certain topics within the statement of cash flows, including presenting restricted cash within cash and cash equivalents, and are intended to improve consistency in presentation. The new classification guidance is effective for fiscal years beginning after December 15, 2017, our fiscal year 2019, and is to be applied retrospectively for comparability across all periods. These standards may be adopted early, and we are considering the timing of adoption, but we do not expect this guidance to have a significant impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in the current two-step impairment test process. The new guidance eliminates the current requirement to calculate a goodwill impairment charge using step 2. The standard is applicable to impairment tests performed in periods beginning after December 15, 2019, our fiscal 2021, with early adoption permitted. We are currently evaluating early adoption of this guidance for our future annual goodwill impairment review process.

3.	Share-Based Compensation
Total share-based compensation expense included in the results of operations was $1.4 million in each of the three-month periods ended June 3, 2017 and May 28, 2016.

Stock Options and SARs
There were no stock options or SARs issued in months of either period presented. Activity for the current period is summarized as follows:

Stock Options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 4, 2017	229,901	$9.90
Awards exercised	(100,000)	8.34
Outstanding and exercisable at June 3, 2017	129,901	$11.10	3.5 Years	$5,830,913

Cash proceeds from the exercise of stock options were $0.8 million and $0.1 million for the three months ended June 3, 2017 and May 28, 2016, respectively. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $4.8 million during the three months ended June 3, 2017 and $0.3 million during the prior-year period.

Nonvested Shares and Share Units
Nonvested share activity for the current period is summarized as follows:

Nonvested Shares and Units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at March 4, 2017	279,204	$44.80
Granted	50,686	54.50
Vested	(110,744)	45.45
Nonvested at June 3, 2017	219,146	$46.70

At June 3, 2017, there was $8.0 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 24 months. The total fair value of shares vested during the three months ended June 3, 2017 was $6.0 million.

4.	Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
(In thousands)	June 3, 2017	May 28, 2016
Basic earnings per share – weighted average common shares outstanding	28,851	28,702
Weighted average effect of nonvested share grants and assumed exercise of stock options	10	193
Diluted earnings per share – weighted average common shares and potential common shares outstanding	28,861	28,895

There were no anti-dilutive stock options excluded from the calculation of earnings per share for any of the periods presented, as the average market price exceeded the exercise price of options outstanding.

5.	Inventories

(In thousands)	June 3, 2017	March 4, 2017
Raw materials	$25,380	$22,761
Work-in-process	19,514	16,154
Finished goods	31,471	29,372
Costs and earnings in excess of billings on uncompleted contracts	4,718	5,122
Total inventories	$81,083	$73,409

6.	Marketable Securities

Marketable securities are classified as available for sale:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 3, 2017
Municipal bonds	7,888	145	(57)	7,976
March 4, 2017
Municipal bonds	9,595	91	(97)	9,589

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

As of June 3, 2017, marketable securities with a fair value of $1.2 million have been in a continuous unrealized loss position for more than 12 months with unrealized losses of $0.1 million. We consider these unrealized losses to be temporary in nature. We intend to hold our investments until the full principal amount can be recovered, and we have the ability to do so based on other sources of liquidity. Gross realized gains and losses were not significant during the first three months of fiscal 2018 or fiscal 2017.

The amortized cost and estimated fair values of municipal bonds at June 3, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$425	$425
Due after one year through five years	2,656	2,696
Due after five years through 10 years	3,316	3,419
Due after 10 years through 15 years	1,291	1,236
Due beyond 15 years	200	200
Total	$7,888	$7,976

7.	Fair Value Measurements

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
June 3, 2017
Cash equivalents
Money market funds	$4,138	$—	$4,138
Commercial paper	—	1,400	1,400
Total cash equivalents	4,138	1,400	5,538
Short-term securities
Municipal bonds	—	425	425
Long-term securities
Municipal bonds	—	7,551	7,551
Total assets at fair value	$4,138	$9,376	$13,514
March 4, 2017
Cash equivalents
Money market funds	$4,423	$—	$4,423
Commercial paper	—	5,500	5,500
Total cash equivalents	4,423	5,500	9,923
Short-term securities
Municipal bonds	—	548	548
Long-term securities
Municipal bonds	—	9,041	9,041
Total assets at fair value	$4,423	$15,089	$19,512

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

On December 14, 2016, we acquired substantially all the assets of Sotawall, Inc. (now operating under the name Sotawall Limited or "Sotawall"). Sotawall specializes in the design, engineering, fabrication, assembly and installation of unitized curtainwall systems for industrial, commercial and institutional buildings, primarily serving the Canadian and northeastern U.S. geographic regions and is included within our Architectural Framing Systems segment. Sotawall's results of operations have been included in the consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition.

The assets and liabilities of Sotawall were recorded in the consolidated balance sheet as of the acquisition date, at their respective fair values. The purchase price allocation was completed in the current quarter reflecting subsequent working capital adjustments and final intangible asset values as follows:

(In thousands)
Net working capital	$10,682
Property, plant and equipment	7,993
Goodwill	21,380
Other intangible assets	94,630
Net assets acquired	$134,685

No significant adjustments were made to our consolidated results of operations as a result of the completion of purchase accounting.

The following unaudited pro forma information provides the results of operations for the quarter ended May 28, 2016, as if the acquisition had been completed at the beginning of fiscal year 2017:

Pro forma
In thousands, except per share data	May 28, 2016
Net sales	$272,816
Net earnings	21,466
Earnings per share
Basic	0.75
Diluted	0.74

Unaudited pro forma information has been provided for comparative purposes only and the information does not necessarily reflect what the combined company's results of operations would have been had the acquisition occurred at the beginning of fiscal year 2017. The information does not reflect the effect of any synergies or integration costs that may result from the acquisition.

9.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill attributable to each reporting segment was:

(In thousands)	Architectural Glass	Architectural Framing Systems	Architectural Services	Large-Scale Optical	Total
Balance at February 27, 2016	$25,639	$36,680	$1,120	$10,557	$73,996
Goodwill acquired	—	27,444	—	—	27,444
Foreign currency translation	317	(423)	—	—	(106)
Balance at March 4, 2017	25,956	63,701	1,120	10,557	101,334
Goodwill adjustment for purchase accounting	—	(5,860)	—	—	(5,860)
Foreign currency translation	50	(313)	—	—	(263)
Balance at June 3, 2017	$26,006	$57,528	$1,120	$10,557	$95,211

Purchase accounting related to the acquisition of Sotawall was finalized during the current quarter (see Note 8).

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
June 3, 2017
Definite-lived intangible assets:
Debt issue costs	$4,066	$(3,013)	$—	$1,053
Non-compete agreements	6,286	(6,111)	10	185
Customer relationships	85,296	(15,263)	(465)	69,568
Trademarks and other intangibles	25,950	(7,261)	(103)	18,586
Total definite-lived intangible assets	$121,598	$(31,648)	$(558)	$89,392
Indefinite-lived intangible assets:
Trademarks	16,061	—	(123)	15,938
Total intangible assets	$137,659	$(31,648)	$(681)	$105,330
March 4, 2017
Definite-lived intangible assets:
Debt issue costs	$4,066	$(2,960)	$—	$1,106
Non-compete agreements	6,286	(6,025)	(65)	196
Customer relationships	82,479	(14,013)	(145)	68,321
Trademarks and other intangibles	25,950	(4,917)	(31)	21,002
Total definite-lived intangible assets	$118,781	$(27,915)	$(241)	$90,625
Indefinite-lived intangible assets:
Trademarks	16,022	—	39	16,061
Total intangible assets	$134,803	$(27,915)	$(202)	$106,686

Amortization expense on definite-lived intangible assets was $3.4 million and $0.4 million for the three-month periods ended June 3, 2017 and May 28, 2016, respectively. The amortization expense associated with debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At June 3, 2017, the estimated future amortization expense for definite-lived intangible assets was:

(In thousands)	Remainder of Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022
Estimated amortization expense	$10,380	$8,093	$5,592	$5,579	$5,307

10.	Debt

Debt, at June 3, 2017, included $20.4 million of industrial revenue bonds that mature in fiscal years 2021 through 2043. The fair value of the industrial revenue bonds approximated carrying value at June 3, 2017, due to the variable interest rates on these instruments. The bonds would be classified as Level 2 within the fair value hierarchy described in Note 7.

As of June 3, 2017, we maintained a $175.0 million committed revolving credit facility that matures in November 2021. Outstanding borrowing was $51.0 million as of June 3, 2017 and $45.0 million as of March 4, 2017. We have two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At June 3, 2017, we were in compliance with both financial covenants. Additionally, at June 3, 2017, we had a total of $23.5 million of ongoing letters of credit related to industrial revenue bonds and construction contracts that expire in fiscal 2018 and reduce availability of funds under our committed credit facility. Subsequent to the end of the quarter, and in connection with our subsequent acquisition of EFCO, on June 9, 2017, we expanded this committed revolving credit facility to $335.0 million. There were no significant changes to terms associated with this expansion.

We also maintain two Canadian revolving demand facilities totaling $12.0 million Canadian dollars. No borrowings were outstanding under these facilities as of June 3, 2017 or March 4, 2017. Borrowings under these facilities are made available at the sole discretion of the lenders and are payable on demand.

Interest payments were $0.5 million and $0.1 million for the three months ended June 3, 2017 and May 28, 2016, respectively.

11.	Employee Benefit Plans

The Company sponsors two frozen defined-benefit pension plans: an unfunded Officers’ Supplemental Executive Retirement Plan and the Tubelite Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost were:

	Three Months Ended
(In thousands)	June 3, 2017	May 28, 2016
Interest cost	$133	$139
Expected return on assets	(10)	(10)
Amortization of unrecognized net loss	57	56
Net periodic benefit cost	$180	$185

12.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2014, or U.S. state and local income tax examinations for years prior to fiscal 2011. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2013, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The total liability for unrecognized tax benefits at June 3, 2017 and March 4, 2017 was approximately $4.8 million and $4.5 million, respectively. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.5 million during the next 12 months due to lapsing of statutes.

13.	Other Non-Current Liabilities

(In thousands)	June 3, 2017	March 4, 2017
Deferred benefit from New Market Tax Credit transactions	$16,708	$16,708
Retirement plan obligations	9,635	9,635
Deferred compensation plan	9,526	7,463
Other	7,046	11,981
Total other non-current liabilities	$42,915	$45,787

14.Commitments and Contingent Liabilities

Operating lease commitments. As of June 3, 2017, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rental payments based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

(In thousands)	Remainder of Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Total minimum payments	$9,047	$10,821	$9,259	$6,297	$5,604	$8,823	$49,851

Bond commitments. In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At June 3, 2017, $66.0 million of our backlog was bonded by performance bonds with a face value of $329.7 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

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

	Three Months Ended
(In thousands)	June 3, 2017	May 28, 2016
Balance at beginning of period	$21,933	$16,340
Additional accruals	1,240	1,463
Claims paid	(973)	(1,129)
Balance at end of period	$22,200	$16,674

Letters of credit. At June 3, 2017, we had ongoing letters of credit related to construction contracts and certain industrial revenue bonds. The total value of letters of credit under which we were obligated as of June 3, 2017 was approximately $23.5 million, all of which have been issued under our committed revolving credit facility. Availability under this credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility.

Purchase obligations. Purchase obligations for raw material commitments and capital expenditures totaled $115.5 million as of June 3, 2017.

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

15.	Segment Information

The Company has four reporting segments: Architectural Glass, Architectural Framing Systems, Architectural Services and Large-Scale Optical (LSO).

•
The Architectural Glass segment fabricates coated, high-performance glass used in customized window and wall systems comprising the outside skin of commercial, institutional and high-end multi-family residential buildings.

•
The Architectural Framing Systems segment designs, engineers, fabricates and finishes the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial, institutional and high-end multi-family residential buildings. The Company has aggregated five operating segments into this reporting segment based on their similar products, customers, distribution methods, production processes and economic characteristics.

•
The Architectural Services segment designs, engineers, fabricates and installs the walls of glass, windows and other curtainwall products making up the outside skin of commercial and institutional buildings.

•	The LSO segment manufactures value-added glass and acrylic products primarily for framing and display applications.

	Three Months Ended
(In thousands)	June 3, 2017	May 28, 2016
Net sales from operations
Architectural Glass	$97,735	$93,360
Architectural Framing Systems	110,492	81,132
Architectural Services	50,150	62,820
Large-Scale Optical	18,603	20,028
Intersegment eliminations	(4,673)	(9,460)
Net sales	$272,307	$247,880
Operating income (loss) from operations
Architectural Glass	$9,322	$9,531
Architectural Framing Systems	11,964	10,232
Architectural Services	782	3,181
Large-Scale Optical	4,050	4,652
Corporate and other	(2,012)	(1,347)
Operating income	$24,106	$26,249

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, it is impractical to report product revenues generated by class of product, beyond the segment revenues currently reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 4, 2017. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 4, 2017.

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

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended March 4, 2017 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Highlights of First Quarter of Fiscal 2018 Compared to First Quarter of Fiscal 2017

Net sales
Consolidated net sales increased 9.9 percent, or $24.4 million, for the first quarter ended June 3, 2017, compared to the same period in the prior year. Sales growth was largely due to the additional sales from Sotawall within the Architectural Framing Systems segment. Sales also grew as a result of volume growth within two other businesses in the Architectural Framing Systems segment and volume growth with U.S. mid-size projects in the Architectural Glass segment. Foreign currency did not have a meaningful impact on sales results in the current-year period or the prior-year period.

The relationship between various components of operations, as a percentage of net sales, is illustrated below:

	Three Months Ended
(Percent of net sales)	June 3, 2017	May 28, 2016
Net sales	100.0%	100.0%
Cost of sales	74.2	74.0
Gross profit	25.8	26.0
Selling, general and administrative expenses	17.0	15.4
Operating income	8.9	10.6
Interest and other (expense) income, net	(0.1)	0.1
Earnings before income taxes	8.8	10.7
Income tax expense	2.9	3.6
Net earnings	5.9%	7.1%
Effective tax rate	32.9%	33.4%

Gross profit
Gross profit as a percent of sales was 25.8 percent for the three-months ended June 3, 2017, compared to 26.0 percent for the three-months ended May 28, 2016. Gross profit as a percent of sales declined by 20 basis points primarily due to a decline in sales and reduced volume leverage in the Architectural Services segment in the quarter.
Selling, general and administrative (SG&A) expenses
SG&A expenses for the first quarter of fiscal 2018 increased $8.0 million over the prior period, and were 17.0 percent of sales in the current three-month period, compared to 15.4 percent of sales in first quarter of last year. The increase in the current year was made up of approximately $4.6 million of additional expense as a result of the inclusion of Sotawall, $1.1 million of a receivable write off due to a customer bankruptcy, $0.7 million of aquisition-related costs and $1.6 million of other items.
Income tax expense
Our effective tax rate in the first quarter of fiscal 2017 was 32.9 percent, compared to 33.4 percent in the same period last year, as we have increased the portion of our earnings in international jurisdictions which have lower statutory tax rates than in the U.S.

Segment Analysis

Architectural Glass

	Three Months Ended
(In thousands)	June 3, 2017	May 28, 2016	% Change
Net sales	$97,735	$93,360	4.7%
Operating income	9,322	9,531	(2.2)%
Operating margin	9.5%	10.2%
Net sales increased $4.4 million, or 4.7 percent, for the quarter-ended June 3, 2017 over the same period in the prior year, due to success in gaining share of demand with mid-size projects in the United States. Foreign currency impact on sales was nominal in the current-year period compared to the prior-year period.
Operating margin declined 70 basis points for the three-month period this year compared to the prior year, primarily due to planned costs related to the startup of the oversize glass production line, which began operating during the period.
Given the short lead times in this segment, backlog is not considered a significant metric.

Architectural Framing Systems

	Three Months Ended
(In thousands)	June 3, 2017	May 28, 2016	% Change
Net sales	$110,492	$81,132	36.2%
Operating income	11,964	10,232	16.9%
Operating margin	10.8%	12.6%
Architectural Framing Systems net sales increased $29.4 million, or 36.2 percent, for the three-month period ended June 3, 2017 over the same period in the prior year, with the net sales of Sotawall, acquired in the fourth quarter of fiscal 2017, providing approximately 80 percent of the growth and two of the other framing systems businesses contributing the remaining growth.
Operating margin declined 180 basis points from the prior-year period. This reflected an impact of 190 basis points due to amortization of short-lived acquired intangible assets. Beyond these amortization costs, leverage on increased volume was largely offset by higher raw material and manufacturing costs in the quarter, as well as a receivable write off due to a customer bankruptcy.
Backlog in this segment as of June 3, 2017 is approximately $255 million compared to approximately $245 million at year-end.

Architectural Services

	Three Months Ended
(In thousands)	June 3, 2017	May 28, 2016	% Change
Net sales	$50,150	$62,820	(20.2)%
Operating income	782	3,181	(75.4)%
Operating margin	1.6%	5.1%
Architectural Services net sales decreased $12.7 million, or 20.2 percent, for the three-month period ended June 3, 2017, over the same period in the prior year primarily due to year-on-year timing of project activity.
Operating margin declined 350 basis points due to lower volume leverage on fixed project management, engineering and manufacturing costs.
As of June 3, 2017, backlog in this segment is approximately $293 million compared to $255 million at year-end.

Large-Scale Optical (LSO)

	Three Months Ended
(In thousands)	June 3, 2017	May 28, 2016	% Change
Net sales	$18,603	$20,028	(7.1)%
Operating income	4,050	4,652	(12.9)%
Operating margin	21.8%	23.2%
LSO net sales declined $1.4 million, or 7.1 percent, for the three-month period ended June 3, 2017, due to timing of customer orders and softer custom picture framing end-markets.
Operating margin declined 140 basis points due to lower volume leverage on operating costs. Given the short lead times in this segment, backlog is not considered a significant metric.

Liquidity and Capital Resources

Selected cash flow data	Three Months Ended
(In thousands)	June 3, 2017	May 28, 2016
Operating Activities
Net cash provided by operating activities	$5,912	$(484)
Investing Activities
Capital expenditures	(11,430)	(17,725)
Financing Activities
Dividends paid	(4,002)	(3,560)

Operating Activities. Cash provided by operating activities was $5.9 million for the first three months of fiscal 2018, increasing $6.4 million over the prior-year period due to timing of working capital payments.

Investing Activities. In the first three months of fiscal 2018 and 2017, net cash used by investing activities was mainly driven by capital expenditures. We estimate fiscal 2018 capital expenditures to be approximately $60 million, as we continue to invest in capabilities and productivity.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity and/or further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. As of June 3, 2017, we maintained a $175.0 million committed revolving credit facility that expires in November 2021. As defined within our amended committed revolving credit facility, we are required to comply with two financial covenants. These financial covenants require us to stay below a maximum leverage ratio and to maintain a minimum interest coverage ratio. At June 3, 2017, we were in compliance with both financial covenants.

We paid dividends totaling $4.0 million ($0.14 per share) in the first three months of fiscal 2018. We did not repurchase shares under our authorized share repurchase program during the first three months of fiscal 2018 or fiscal 2017. Subsequent to the end of the quarter, in June and July 2017, we purchased 150,000 shares under the program for a total cost of $8.2 million. We have repurchased a total of 3,457,633 shares, at a total cost of $80.5 million, since the inception of this program. We have remaining authority to repurchase 792,367 shares under this program, which has no expiration date.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of June 3, 2017:

	Payments Due by Fiscal Period
(In thousands)	Remainder of Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$5,400	$53,000	$13,000	$71,400
Operating leases (undiscounted)	9,047	10,821	9,259	6,297	5,604	8,823	49,851
Purchase obligations	91,083	19,697	2,273	1,230	1,230	—	115,513
Total cash obligations	$100,130	$30,518	$11,532	$12,927	$59,834	$21,823	$236,764

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

We expect to make contributions of $1.0 million to our defined-benefit pension plans in fiscal 2018, which will equal or exceed our minimum funding requirements.

As of June 3, 2017, we had reserves of $4.8 million and $1.4 million for unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $0.5 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At June 3, 2017, we had a total of $23.5 million of ongoing letters of credit related to industrial revenue bonds and construction contracts that expire in fiscal 2018 and reduce availability of funds under our committed credit facility.

In addition to the above standby letters of credit, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At June 3, 2017, $66.0 million of our backlog was bonded by performance bonds with a face value of $329.7 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

Due to our ability to generate strong cash from operations and borrowing capability under our committed revolving credit facility, we believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments for at least the next 12 months.

Subsequent Events
On June 9, 2017, we expanded our committed revolving credit facility (see Note 9) to $335.0 million. There were no significant changes to terms associated with this expansion.

On June 12, 2017, we acquired 100 percent of the stock of EFCO Corporation, a privately-held U.S. manufacturer of architectural aluminum window, curtainwall, storefront and entrance systems for commercial construction projects for $192.0 million, funded by our committed revolving credit facility. Preliminary purchase accounting will be completed in the second quarter and the acquired company will be included within our Architectural Framing Systems segment. Results of operations for EFCO will be included in our consolidated financial statements from the date of acquisition.

Non-GAAP Measures

We analyze non-GAAP measures for adjusted net earnings, adjusted diluted earnings per common share and adjusted operating income. These measures are used by management to evaluate the Company's financial performance on a more consistent basis and improve comparability of results from period to period, because they exclude certain amounts that are not considered part of core operating results. These non-GAAP measures should be viewed in addition to, and not as an alternative to, the reported financial results of the company prepared in accordance with GAAP. The non-GAAP measures presented below may differ from similar measures used by other companies.

The following table reconciles net earnings to adjusted net earnings and earnings per diluted common share to adjusted earnings per diluted common share.

	Three Months Ended
(In thousands, except per share data)	June 3, 2017	May 28, 2016	% Change
Net earnings	$16,104	$17,722	(9)%
Amortization of short-lived acquired intangibles	2,054	—	N/M
Acquisition-related costs	680	—	N/M
Income tax impact on above adjustments (1)	(899)	—	N/M
Adjusted net earnings	$17,939	$17,722	1%

Earnings per diluted common share	$0.56	$0.61	(8)%
Amortization of short-lived acquired intangibles	0.07	—	N/M
Acquisition-related costs	0.02	—	N/M
Income tax impact on above adjustments (1)	(0.03)	—	N/M
Adjusted earnings per diluted common share	$0.62	$0.61	2%
(1) Income tax impact on adjustments was calculated using the quarterly effective income tax rate of 32.9%.

The following table reconciles operating income (loss) to adjusted operating income (loss).

	Framing Systems Segment		Corporate	Consolidated
(In thousands)	Operating income	Operating margin	Operating income (loss)	Operating income	Operating margin
Three Months Ended June 3, 2017
Operating income (loss)	$11,964	10.8%	$(2,012)	$24,106	8.9%
Amortization of short-lived acquired intangibles	2,054	1.9%	—	2,054	0.8%
Acquisition-related costs	—	—%	680	680	0.2%
Adjusted operating income (loss)	$14,018	12.7%	$(1,332)	$26,840	9.9%
Three Months Ended May 28, 2016
Operating income (loss) (1)	$10,232	12.6%	$(1,347)	$26,249	10.6%
(1) Expenses related to amortization of short-lived acquired intangibles and acquisition-related costs are not applicable to the period ended May 28, 2016, and therefore no adjustments have been made.

Outlook
The following statements are based on our current expectations for full-year fiscal 2018 results, inclusive of the recent EFCO acquisition. These statements are forward-looking, and actual results may differ materially.

•	Revenue growth of approximately 26 to 28 percent over fiscal 2017.

•	Operating margin of 10.5 percent to 11.0 percent.

•	Diluted earnings per share of $3.31 to $3.51.

•	Adjusted operating margin of 11.5 to 12.0 percent and adjusted diluted earnings per share of $3.65 to $3.85(1).

•	Capital expenditures of approximately $60 million.
(1) Adjusted operating margin and adjusted diluted earnings per share exclude the after-tax impact of amortization of short-lived acquired intangible assets associated with the acquired backlog of Sotawall and EFCO of $7 million ($0.24 per diluted share) and acquisition-related costs for Sotawall and EFCO of approximately $2.9 million ($0.10 per diluted share). These two adjustments have a combined approximate 100 basis point impact on operating margin. These non-GAAP measures are used by management to evaluate prospective financial performance on a more consistent basis across periods. These non-GAAP measures should be viewed in addition to, and not as an alternative to, the financial results of the company prepared in accordance with GAAP.

Related Party Transactions
No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended March 4, 2017.

Critical Accounting Policies
No material changes have occurred in the disclosure of our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 4, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred to the disclosures of quantitative and qualitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended March 4, 2017.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 3, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended March 4, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
March 5, 2017 to April 1, 2017	802	$59.61	—	942,367
April 2, 2017 to April 29, 2017	31,364	54.50	—	942,367
April 30, 2017 to June 3, 2017	13,660	53.40	—	942,367
Total	45,826	$55.50	—	942,367

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

2.1
Stock Purchase Agreement, dated as of April 28, 2017, by and among Apogee Enterprises, Inc., EFCO Corporation, and Pella Corporation. Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 2, 2017.

10.1
Form of Bonus Pool Award Agreement under the Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 3, 2017.

10.2
Form of CEO Evaluation-Based Retention Incentive Agreement under the Apogee Enterprises, Inc. 2016 Executive Management Incentive Plan. Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 3, 2017.

10.3
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of June 9, 2017, by and among the Company, the Lenders (as defined therein), and Wells Fargo Bank, National Association, as administrative agent for the Lenders, swingline lender and (with Comerica Bank) issuer of letters of credit. Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 14, 2017.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 3, 2017 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 3, 2017 and March 4, 2017, (ii) the Consolidated Results of Operations for the three months ended June 3, 2017 and May 28, 2016, (iii) the Consolidated Statements of Comprehensive Earnings for the three months ended June 3, 2017 and May 28, 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended June 3, 2017 and May 28, 2016, (v) the Consolidated Statements of Shareholders' Equity for the three months ended June 3, 2017 and May 28, 2016, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: July 12, 2017	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: July 12, 2017	By: /s/ James S. Porter
James S. Porter Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended June 3, 2017

2.1
Stock Purchase Agreement, dated as of April 28, 2017, by and among Apogee Enterprises, Inc., EFCO Corporation, and Pella Corporation. Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 2, 2017.

10.1
Form of Bonus Pool Award Agreement under the Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 3, 2017.

10.2
Form of CEO Evaluation-Based Retention Incentive Agreement under the Apogee Enterprises, Inc. 2016 Executive Management Incentive Plan. Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 3, 2017.

10.3
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of June 9, 2017, by and among the Company, the Lenders (as defined therein), and Wells Fargo Bank, National Association, as administrative agent for the Lenders, swingline lender and (with Comerica Bank) issuer of letters of credit. Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 14, 2017.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 3, 2017 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 3, 2017 and March 4, 2017, (ii) the Consolidated Results of Operations for the three months ended June 3, 2017 and May 28, 2016, (iii) the Consolidated Statements of Comprehensive Earnings for the three months ended June 3, 2017 and May 28, 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended June 3, 2017 and May 28, 2016, (v) the Consolidated Statements of Shareholders' Equity for the three months ended June 3, 2017 and May 28, 2016, and (vi) Notes to Consolidated Financial Statements.