Form 10-Q
period 2017-09-02
APOGEE ENTERPRISES, INC.
filed 2017-10-12
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 2, 2017

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 11, 2017, 28,642,749 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except stock data)	September 2, 2017	March 4, 2017
Assets
Current assets
Cash and cash equivalents	$29,528	$19,463
Short-term available for sale securities	464	548
Restricted cash	—	7,834
Receivables, net of allowance for doubtful accounts	222,583	185,740
Inventories	103,673	73,409
Refundable income taxes	—	1,743
Other current assets	12,498	8,724
Total current assets	368,746	297,461
Property, plant and equipment, net	299,974	246,748
Available for sale securities	10,357	9,041
Deferred tax assets	2,232	4,025
Goodwill	153,483	101,334
Intangible assets	181,124	106,686
Other non-current assets	23,460	19,363
Total assets	$1,039,376	$784,658
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$63,619	$63,182
Accrued payroll and related benefits	30,632	51,244
Accrued self-insurance reserves	8,461	8,575
Other current liabilities	56,378	34,200
Billings in excess of costs and earnings on uncompleted contracts	33,864	28,857
Accrued income taxes	4,854	—
Total current liabilities	197,808	186,058
Long-term debt	257,806	65,400
Unrecognized tax benefits	4,465	3,980
Long-term self-insurance reserves	17,001	8,831
Deferred tax liabilities	1,836	4,025
Other non-current liabilities	59,086	45,787
Commitments and contingent liabilities (Note 14)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,642,749 and 28,680,841 respectively	9,548	9,560
Additional paid-in capital	152,711	150,111
Retained earnings	355,623	341,996
Common stock held in trust	(897)	(875)
Deferred compensation obligations	897	875
Accumulated other comprehensive loss	(16,508)	(31,090)
Total shareholders’ equity	501,374	470,577
Total liabilities and shareholders’ equity	$1,039,376	$784,658

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
Net sales	$343,907	$278,455	$616,214	$526,335
Cost of sales	257,906	205,924	459,919	389,377
Gross profit	86,001	72,531	156,295	136,958
Selling, general and administrative expenses	58,227	39,483	104,415	77,661
Operating income	27,774	33,048	51,880	59,297
Interest income	117	252	284	528
Interest expense	1,650	188	2,095	345
Other income, net	77	254	256	509
Earnings before income taxes	26,318	33,366	50,325	59,989
Income tax expense	8,909	10,969	16,813	19,870
Net earnings	$17,409	$22,397	$33,512	$40,119

Earnings per share - basic	$0.60	$0.78	$1.16	$1.39
Earnings per share - diluted	$0.60	$0.77	$1.16	$1.39
Weighted average basic shares outstanding	28,850	28,891	28,850	28,797
Weighted average diluted shares outstanding	28,908	28,960	28,885	28,927

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
Net earnings	$17,409	$22,397	$33,512	$40,119
Other comprehensive earnings:
Unrealized gain on marketable securities, net of $17, $43, $50 and $35 of tax expense, respectively	30	79	92	65
Foreign currency translation adjustments	15,207	1,632	14,490	4,525
Other comprehensive earnings	15,237	1,711	14,582	4,590
Total comprehensive earnings	$32,646	$24,108	$48,094	$44,709

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(In thousands)	September 2, 2017	August 27, 2016
Operating Activities
Net earnings	$33,512	$40,119
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,062	15,955
Share-based compensation	3,063	2,935
Deferred income taxes	(751)	(1,320)
Gain on disposal of assets	(37)	(183)
Proceeds from New Markets Tax Credit transaction, net of deferred costs	—	5,109
Other, net	(1,168)	(1,424)
Changes in operating assets and liabilities:
Receivables	8,683	(14,297)
Inventories	(6,837)	(4,876)
Accounts payable and accrued expenses	(33,982)	(7,511)
Billings in excess of costs and earnings on uncompleted contracts	4,819	10,711
Refundable and accrued income taxes	7,079	(1,310)
Other, net	1,366	(366)
Net cash provided by operating activities	40,809	43,542
Investing Activities
Capital expenditures	(26,825)	(31,474)
Proceeds from sales of property, plant and equipment	64	1,713
Acquisition of business, net of cash acquired	(184,826)	—
Change in restricted cash	7,834	(16,949)
Purchases of marketable securities	(5,436)	(2,845)
Sales/maturities of marketable securities	4,271	2,294
Other, net	1,099	(2,044)
Net cash used in investing activities	(203,819)	(49,305)
Financing Activities
Borrowings on line of credit	284,200	—
Payments on line of credit	(94,000)	—
Shares withheld for taxes, net of stock issued to employees	(1,612)	(956)
Repurchase and retirement of common stock	(10,833)	—
Dividends paid	(7,994)	(7,133)
Other	1,759	(16)
Net cash provided by (used in) financing activities	171,520	(8,105)
Increase (decrease) in cash and cash equivalents	8,510	(13,868)
Effect of exchange rates on cash	1,555	374
Cash and cash equivalents at beginning of year	19,463	60,470
Cash and cash equivalents at end of period	$29,528	$46,976
Noncash Activity
Capital expenditures in accounts payable	$1,196	$2,520
Deferred payments on acquisition of business	7,500	—

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at March 4, 2017	28,680	$9,560	$150,111	$341,996	$(875)	$875	$(31,090)
Net earnings	—	—	—	33,512	—	—	—
Unrealized gain on marketable securities, net of $50 tax expense	—	—	—	—	—	—	92
Foreign currency translation adjustments	—	—	—	—	—	—	14,490
Issuance of stock, net of cancellations	107	36	83	—	(22)	22	—
Share-based compensation	—	—	3,063	—	—	—	—
Exercise of stock options	100	34	801	—	—	—	—
Share repurchases	(200)	(67)	(1,091)	(9,675)	—	—	—
Other share retirements	(45)	(15)	(256)	(2,216)	—	—	—
Cash dividends	—	—	—	(7,994)	—	—	—
Balance at September 2, 2017	28,642	$9,548	$152,711	$355,623	$(897)	$897	$(16,508)

Balance at February 27, 2016	28,684	$9,561	$145,528	$282,477	$(837)	$837	$(31,371)
Net earnings	—	—	—	40,119	—	—	—
Unrealized gain on marketable securities, net of $35 tax expense	—	—	—	—	—	—	65
Foreign currency translation adjustments	—	—	—	—	—	—	4,525
Issuance of stock, net of cancellations	139	46	49	—	(16)	16	—
Share-based compensation	—	—	2,935	—	—	—	—
Tax benefit associated with stock plans	—	—	506	—	—	—	—
Exercise of stock options	125	42	1,211	—	—	—	—
Other share retirements	(52)	(17)	(273)	(2,014)	—	—	—
Cash dividends	—	—	—	(7,133)	—	—	—
Balance at August 27, 2016	28,896	$9,632	$149,956	$313,449	$(853)	$853	$(26,781)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended March 4, 2017. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. The results of operations for the six-month period ended September 2, 2017 are not necessarily indicative of the results to be expected for the full year.

In connection with preparing the unaudited consolidated financial statements for the six months ended September 2, 2017, we evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined there were no items to recognize or disclose.

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

•
We expect to have business units that will continue to recognize revenue at the point in time when goods are shipped, as that represents when control is transferred to the customer, and business units that will continue to recognize revenue over time, following a cost-to-cost percentage of completion method of revenue recognition. Additionally, we expect that at least one of our business units will change from recognizing revenue at a point in time to recognizing revenue over time, to better reflect transfer of control to the customer in line with the new guidance. We are continuing to assess the appropriate measure of progress toward completion, based on the facts and circumstances specific to the performance obligations and terms of sale of each business.

•	We are also in the process of evaluating how the revenue recognition guidance applies to our recently acquired businesses, Sotawall and EFCO.

In February 2016, the FASB issued ASU 2016-02, Leases, which provides for comprehensive changes to lease accounting. The new standard requires that a lessee recognize a lease obligation liability and a right to use asset for virtually all leases of property, plant and equipment, subsequently amortized over the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, our fiscal year 2020, with a modified retrospective transition. The adoption of this standard will result in reflecting assets and liabilities for the value of our leased property and equipment on our consolidated balance sheet, but we do not currently expect this guidance to have a significant impact on our consolidated results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, and in November 2016, it issued 2016-18, Restricted Cash. Both standards provide guidance for presentation of certain topics within the statement of cash flows, including presenting restricted cash within cash and cash equivalents, and are intended to improve consistency in presentation. The new classification guidance is effective for fiscal years beginning after December 15, 2017, our fiscal year 2019, and is to be applied retrospectively for comparability across all periods. We may adopt these standards early, and we are considering the timing of adoption. We do not expect this guidance to have a significant impact on our consolidated financial statements.

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
Total share-based compensation expense included in the results of operations was $3.1 million for the six-month period ended September 2, 2017 and 2.9 million for the six-month period ended August 27, 2016.

Stock Options and SARs
There were no stock options or SARs issued in months of either period presented. Activity for the current period is summarized as follows:

Stock Options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 4, 2017	229,901	$9.90
Awards exercised	(100,000)	8.34
Outstanding and exercisable at September 2, 2017	129,901	$11.10	3.3 Years	$4,191,562

Cash proceeds from the exercise of stock options were $0.8 million and $1.3 million for the six months ended September 2, 2017 and August 27, 2016, respectively. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $4.8 million during the six months ended September 2, 2017 and $4.5 million during the prior-year period.

Nonvested Shares and Share Units
Nonvested share activity for the current period is summarized as follows:

Nonvested Shares and Units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at March 4, 2017	279,204	$44.80
Granted	124,416	55.40
Vested	(128,643)	45.24
Canceled	(6,000)	55.84
Nonvested at September 2, 2017	268,977	$49.24

At September 2, 2017, there was $10.1 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 23 months. The total fair value of shares vested during the six months ended September 2, 2017 was $6.9 million.

4.	Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands)	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
Basic earnings per share – weighted average common shares outstanding	28,850	28,891	28,850	28,797
Weighted average effect of nonvested share grants and assumed exercise of stock options	58	69	35	130
Diluted earnings per share – weighted average common shares and potential common shares outstanding	28,908	28,960	28,885	28,927

There were no anti-dilutive stock options excluded from the calculation of earnings per share for any of the periods presented, as the average market price exceeded the exercise price of options outstanding.

5.	Inventories

(In thousands)	September 2, 2017	March 4, 2017
Raw materials	$35,737	$22,761
Work-in-process	25,904	16,154
Finished goods	38,296	29,372
Costs and earnings in excess of billings on uncompleted contracts	3,736	5,122
Total inventories	$103,673	$73,409

6.	Marketable Securities

Marketable securities are classified as available for sale:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 2, 2017
Municipal bonds	10,686	185	(50)	10,821
March 4, 2017
Municipal bonds	9,595	91	(97)	9,589

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

As of September 2, 2017, marketable securities with a fair value of $1.2 million have been in a continuous unrealized loss position for more than 12 months with unrealized losses of $0.1 million. We consider these unrealized losses to be temporary in nature. We intend to hold our investments until the full principal amount can be recovered, and we have the ability to do so based on other sources of liquidity. Gross realized gains and losses were not significant during the first six months of fiscal 2018 or fiscal 2017.

The amortized cost and estimated fair values of municipal bonds at September 2, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$463	$464
Due after one year through five years	3,453	3,511
Due after five years through 10 years	5,129	5,253
Due after 10 years through 15 years	1,291	1,242
Due beyond 15 years	350	351
Total	$10,686	$10,821

7.	Fair Value Measurements

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
September 2, 2017
Cash equivalents
Money market funds	$1,888	$—	$1,888
Commercial paper	—	2,000	2,000
Total cash equivalents	1,888	2,000	3,888
Short-term securities
Municipal bonds	—	464	464
Long-term securities
Municipal bonds	—	10,357	10,357
Total assets at fair value	$1,888	$12,821	$14,709
March 4, 2017
Cash equivalents
Money market funds	$4,423	$—	$4,423
Commercial paper	—	5,500	5,500
Total cash equivalents	4,423	5,500	9,923
Short-term securities
Municipal bonds	—	548	548
Long-term securities
Municipal bonds	—	9,041	9,041
Total assets at fair value	$4,423	$15,089	$19,512

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

8.	Acquisitions

EFCO
In line with our overall strategic objectives, on June 12, 2017, we acquired 100 percent of the stock of EFCO Corporation, a privately held U.S. manufacturer of architectural aluminum window, curtainwall, storefront and entrance systems for commercial construction projects, for $192 million in cash, funded through our committed revolving credit facility, with $7.5 million of that amount payable in equal installments over the next three years. EFCO's results of operations have been included in our consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition. Those results include $63.7 million of sales and $1.3 million of operating income for the quarter ended September 2, 2017.

The assets and liabilities of EFCO were recorded in our consolidated balance sheet as of the acquisition date, at their respective fair values. Fair value is estimated based on one or a combination of income, cost and/or market approaches, as determined based on the nature of the asset or liability, and the level of inputs available. With respect to assets and liabilities, the determination of fair value requires management to make subjective judgments as to projections of future operating performance, the appropriate discount rate to apply, long-term growth rates, etc. (i.e. - unobservable inputs classified as Level 3 inputs under the fair value hierarchy described in Note 7), which affect the amounts recorded in the purchase price allocation. The excess of the consideration transferred over the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is indicative of the expected continued growth and development of EFCO. The purchase price allocation is based on these estimated fair values of assets acquired and liabilities assumed, as follows:

(In thousands)
Net working capital	$36,182
Property, plant and equipment	43,961
Goodwill	55,288
Other intangible assets	71,500
Less: Long-term liabilities acquired, net	14,605
Net assets acquired	$192,326

Other intangible assets reflect the following:

(In thousands)	Estimated fair value	Estimated useful life (in years)
Customer relationships	$34,800	16
Tradename	32,400	Indefinite
Backlog	4,300	1.5
	$71,500

These fair values are based on preliminary estimates and are subject to change based on finalization of net working capital and other liability values, intangible asset valuation and other purchase price adjustments.

Sotawall
On December 14, 2016, we acquired substantially all the assets of Sotawall, Inc. (now operating under the name Sotawall Limited or "Sotawall"). Sotawall specializes in the design, engineering, fabrication, assembly and installation of unitized curtainwall systems for industrial, commercial and institutional buildings, primarily serving the Canadian and northeastern U.S. geographic regions. Sotawall's results of operations have been included in our consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition. Purchase accounting related to the acquisition of Sotawall was finalized during the the first quarter of fiscal 2018.

The following table sets forth certain unaudited pro forma consolidated data for the first three- and six-month periods of fiscal 2018 and 2017 as if the two acquisitions discussed previously were consummated on each of their respective same terms at the beginning of the fiscal year preceding their respective acquisition dates.

	Three Months Ended		Six Months Ended
In thousands, except per share data	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
Net sales	$351,988	$372,770	$696,039	$714,965
Net earnings	20,312	25,792	37,528	46,201
Earnings per share
Basic	0.70	0.89	1.30	1.60
Diluted	0.70	0.89	1.30	1.60

We have provided this unaudited pro forma information for comparative purposes only. This information does not necessarily reflect what the combined company's results of operations actually would have been had the acquisition occurred at the beginning of fiscal year 2017. The information does not reflect the effect of any synergies or integration costs that may result from the acquisition.

9.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill attributable to each reporting segment was:

(In thousands)	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at February 27, 2016	$36,680	$25,639	$1,120	$10,557	$73,996
Goodwill acquired	27,444	—	—	—	27,444
Foreign currency translation	(423)	317	—	—	(106)
Balance at March 4, 2017	63,701	25,956	1,120	10,557	101,334
Goodwill acquired, net	48,914	—	—	—	48,914
Foreign currency translation	3,263	(28)	—	—	3,235
Balance at September 2, 2017	115,878	$25,928	$1,120	$10,557	$153,483

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
September 2, 2017
Definite-lived intangible assets:
Debt issue costs	$4,513	$(3,091)	$—	$1,422
Non-compete agreements	6,286	(6,101)	(6)	179
Customer relationships	120,344	(17,083)	5,400	108,661
Trademarks and other intangibles	30,250	(10,582)	1,457	21,125
Total definite-lived intangible assets	$161,393	$(36,857)	$6,851	$131,387
Indefinite-lived intangible assets:
Trademarks	48,461	—	1,276	49,737
Total intangible assets	$209,854	$(36,857)	$8,127	$181,124
March 4, 2017
Definite-lived intangible assets:
Debt issue costs	$4,066	$(2,960)	$—	$1,106
Non-compete agreements	6,286	(6,025)	(65)	196
Customer relationships	82,479	(14,013)	(145)	68,321
Trademarks and other intangibles	25,950	(4,917)	(31)	21,002
Total definite-lived intangible assets	$118,781	$(27,915)	$(241)	$90,625
Indefinite-lived intangible assets:
Trademarks	16,022	—	39	16,061
Total intangible assets	$134,803	$(27,915)	$(202)	$106,686

Amortization expense on definite-lived intangible assets was $7.9 million and $0.8 million for the six-month periods ended September 2, 2017 and August 27, 2016, respectively. The amortization expense associated with debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At September 2, 2017, the estimated future amortization expense for definite-lived intangible assets was:

(In thousands)	Remainder of Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022
Estimated amortization expense	$9,651	$13,265	$7,974	$7,964	$7,744

10.	Debt

During the quarter, we expanded our maximum borrowing under our committed revolving credit facility to $335.0 million, maturing in November 2021. There were no significant changes to terms associated with the expansion. Outstanding borrowings under this facility were $235.2 million, as of September 2, 2017, and $45.0 million, as of March 4, 2017. Under this facility, we are subject to two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At September 2, 2017, we were in compliance with both financial covenants. Additionally, at September 2, 2017, we had a total of $24.9 million of ongoing letters of credit related to industrial revenue bonds and construction contracts that expire in fiscal 2018 and reduce availability of funds under our committed credit facility.

At September 2, 2017, our debt also included $20.4 million of industrial revenue bonds that mature in fiscal years 2021 through 2043 and $0.4 million of long-term debt in Canada. The fair value of the industrial revenue bonds approximated carrying value at September 2, 2017, due to the variable interest rates on these instruments. All debt would be classified as Level 2 within the fair value hierarchy described in Note 7.

We also maintain two Canadian revolving demand credit facilities totaling $12.0 million Canadian dollars. As of September 2, 2017, $1.8 million was outstanding under these facilities, and no borrowings were outstanding as of March 4, 2017. Borrowings under these facilities are made available at the sole discretion of the lenders and are payable on demand. The Company classifies any outstanding balances under this demand facility as long-term debt, as outstanding amounts can be refinanced through our committed revolving credit facility.

Interest payments were $1.9 million and $0.3 million for the six months ended September 2, 2017 and August 27, 2016, respectively.

11.	Employee Benefit Plans

The Company sponsors two frozen defined-benefit pension plans: an unfunded Officers’ Supplemental Executive Retirement Plan and the Tubelite Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost were:

	Three Months Ended		Six Months Ended
(In thousands)	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
Interest cost	$133	$139	$266	$278
Expected return on assets	(10)	(10)	(20)	(20)
Amortization of unrecognized net loss	57	56	114	112
Net periodic benefit cost	$180	$185	$360	$370

12.	Income Taxes

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

The total liability for unrecognized tax benefits at September 2, 2017 and March 4, 2017 was approximately $5.0 million and $4.5 million, respectively. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.5 million during the next 12 months due to lapsing of statutes.

13.    Other Non-Current Liabilities

(In thousands)	September 2, 2017	March 4, 2017
Deferred benefit from New Market Tax Credit transactions	$16,708	$16,708
Retirement plan obligations	9,635	9,635
Deferred compensation plan	9,710	7,463
Other	23,033	11,981
Total other non-current liabilities	$59,086	$45,787

14.Commitments and Contingent Liabilities

Operating lease commitments. As of September 2, 2017, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rental payments based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

(In thousands)	Remainder of Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Total minimum payments	$7,171	$13,371	$11,324	$8,322	$7,520	$20,820	$68,528

Bond commitments. In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At September 2, 2017, $63.7 million of our backlog was bonded by performance bonds with a face value of $293.6 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

Warranties. We reserve estimated exposures on known claims, as well as on a portion of anticipated claims, for product warranty and rework cost, based on historical product liability claims as a ratio of sales. Claim costs are deducted from the accrual when paid. Factors that could have an impact on the warranty accrual in any given period include the following: changes in manufacturing quality, changes in product mix and any significant changes in sales volume. A warranty rollforward follows:

	Six Months Ended
(In thousands)	September 2, 2017	August 27, 2016
Balance at beginning of period	$21,933	$16,340
Additional accruals	2,588	2,577
Claims paid	(6,800)	(3,014)
Acquired reserves	5,571	—
Balance at end of period	$23,292	$15,903

Letters of credit. At September 2, 2017, we had ongoing letters of credit related to construction contracts and certain industrial revenue bonds. The total value of letters of credit under which we were obligated as of September 2, 2017 was approximately $24.9 million, all of which have been issued under our committed revolving credit facility. Availability under this credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility.

Purchase obligations. Purchase obligations for raw material commitments and capital expenditures totaled $110.0 million as of September 2, 2017.

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

The Company has four reporting segments: Architectural Framing Systems, Architectural Glass, Architectural Services and Large-Scale Optical (LSO).

•
The Architectural Framing Systems segment designs, engineers, fabricates and finishes the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial, institutional and high-end multi-family residential buildings. The Company has aggregated six operating segments into this reporting segment based on their similar products, customers, distribution methods, production processes and economic characteristics.

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

•	The LSO segment manufactures value-added glass and acrylic products primarily for framing and display applications.

	Three Months Ended		Six Months Ended
(In thousands)	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
Net sales from operations
Architectural Framing Systems	$189,023	$92,229	$299,515	$173,362
Architectural Glass	97,351	99,205	195,086	192,565
Architectural Services	46,829	77,734	96,979	140,554
Large-Scale Optical	20,291	21,270	38,894	41,298
Intersegment eliminations	(9,587)	(11,983)	(14,260)	(21,444)
Net sales	$343,907	$278,455	$616,214	$526,335
Operating income (loss) from operations
Architectural Framing Systems	$16,542	$13,001	$28,506	$23,232
Architectural Glass	10,258	9,616	19,581	19,147
Architectural Services	774	6,236	1,555	9,418
Large-Scale Optical	4,248	5,051	8,298	9,703
Corporate and other	(4,048)	(856)	(6,060)	(2,203)
Operating income	$27,774	$33,048	$51,880	$59,297

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

Overview
We are a world leader in certain technologies involving the design and development of value-added glass products and services. Our four reporting segments are: Architectural Framing Systems, Architectural Glass, Architectural Services and Large-Scale Optical (LSO).

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended March 4, 2017 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Highlights of Second Quarter and First Six Months of Fiscal 2018 Compared to Second Quarter and First Six Months of Fiscal 2017

Net sales
Consolidated net sales increased 23.5 percent, or $65.5 million, for the second quarter ended September 2, 2017, and 17.1 percent, or $89.9 million, for the six-month period ended September 2, 2017, compared to the same periods in the prior year. Sales growth was due to the addition of EFCO in June 2017 and Sotawall in December 2016 within the Architectural Framing Systems segment. Foreign currency did not have a meaningful impact on sales results in the current-year period or the prior-year period.

The relationship between various components of operations, as a percentage of net sales, is illustrated below:

	Three Months Ended		Six Months Ended
(Percent of net sales)	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.0	74.0	74.6	74.0
Gross profit	25.0	26.0	25.4	26.0
Selling, general and administrative expenses	16.9	14.2	16.9	14.8
Operating income	8.1	11.8	8.5	11.2
Interest and other (expense) income, net	(0.6)	0.1	—	—
Earnings before income taxes	7.7	11.9	8.5	11.2
Income tax expense	2.6	3.9	2.7	3.8
Net earnings	5.1%	8.0%	5.8%	7.4%
Effective tax rate	33.9%	32.9%	33.4%	33.1%

Gross profit
Gross profit as a percent of sales was 25.0 percent and 25.4 percent for the three- and six-month periods, respectively, ended September 2, 2017, compared to 26.0 percent for each of the three- and six-month periods ended August 27, 2016. Gross profit as a percent of sales declined from the prior-year periods primarily due to the inclusion of the lower gross margin EFCO business in the three-month period ended September 2, 2017, and reduced volume leverage in the Architectural Services segment in both the three- and six-month periods ended September 2, 2017.
Selling, general and administrative (SG&A) expenses
SG&A expenses as a percent of sales was 16.9 percent in each of the three- and six-month periods ended September 2, 2017, compared to 14.2 percent of sales and 14.8 percent of sales in the three- and six-month periods, respectively, last year. The increases in the current year periods were primarily due to the amortization of the intangible assets acquired in the Sotawall and EFCO transactions, making up approximately 130 basis points of the increase in each period, and the acquisition-related costs for those transactions, increasing SG&A as a percent of sales by 110 basis points in the three-month period and 70 basis points in the six-month period, compared to the prior-year periods.
Income tax expense
The effective tax rate in the second quarter of fiscal 2018 was 33.9 percent, compared to 32.9 percent in the same period last year, and 33.4 percent for the first six months of fiscal 2018, compared to 33.1 percent in the prior-year period, due mainly to a higher consolidated state tax rate driven by the inclusion of EFCO, as well as some state tax law changes that result in higher taxes.

Segment Analysis

Architectural Framing Systems

	Three Months Ended			Six Months Ended
(In thousands)	September 2, 2017	August 27, 2016	% Change	September 2, 2017	August 27, 2016	% Change
Net sales	$189,023	$92,229	104.9%	299,515	173,362	72.8%
Operating income	16,542	13,001	27.2%	28,506	23,232	22.7%
Operating margin	8.8%	14.1%		9.5%	13.4%
Architectural Framing Systems net sales increased $96.8 million, or 104.9 percent, and $126.2 million, or 72.8 percent, for the three- and six-month periods, respectively, ended September 2, 2017, over the same periods in the prior year. The addition of the net sales of EFCO and Sotawall provided over 80 percent of the growth in both periods. The remaining growth resulted from double-digit volume growth in the existing businesses within the segment.
Operating margin declined 530 basis points and 390 basis points for the three- and six-month periods, respectively, of the current year, compared to the same periods in the prior year. The decline in the three-month period resulted from 280 basis points of amortization of short-lived acquired intangible assets and 250 basis points from foreign exchange transaction losses in our Canadian curtainwall business. For the six-month period, the decline was due to 270 basis points from amortization of short-lived acquired intangible assets and 120 basis points as a result of the foreign exchange losses. Outside of these two factors, both periods experienced improved operating margins at existing segment businesses, offset by the inclusion of EFCO at lower operating margins.
Backlog in this segment, as of September 2, 2017, was approximately $496 million, compared to approximately $245 million at fiscal year-end, with EFCO contributing approximately 86 percent of the increase.

Architectural Glass

	Three Months Ended			Six Months Ended
(In thousands)	September 2, 2017	August 27, 2016	% Change	September 2, 2017	August 27, 2016	% Change
Net sales	$97,351	$99,205	(1.9)%	$195,086	$192,565	1.3%
Operating income	10,258	9,616	6.7%	19,581	19,147	2.3%
Operating margin	10.5%	9.7%		10.0%	9.9%
Net sales declined $1.9 million, or 1.9 percent, for the quarter-ended September 2, 2017, over the same period in the prior year, due to delays in the timing of certain larger projects and lower international sales. These decreases were somewhat offset by continued mid-sized project growth in the United States. Sales for the six-month period ended September 2, 2017 increased $2.5 million, or 1.3 percent, over the prior-year period due to our success in gaining share of demand with mid-size projects in the United States. Foreign currency impact on sales was nominal in the current-year period compared to the prior-year period.
Operating margin improved 80 basis points and 10 basis points for the three- and six-month periods, respectively, of the current year, compared to the same periods in the prior year. The improvement was driven by productivity and cost management, somewhat offset in the six-month period by planned costs in our first quarter related to the startup of the oversize glass production line.
Given the short lead times in this segment, we do not consider backlog to be a significant metric.

Architectural Services

	Three Months Ended			Six Months Ended
(In thousands)	September 2, 2017	August 27, 2016	% Change	September 2, 2017	August 27, 2016	% Change
Net sales	$46,829	$77,734	(39.8)%	$96,979	$140,554	(31.0)%
Operating income	774	6,236	(87.6)%	1,555	9,418	(83.5)%
Operating margin	1.7%	8.0%		1.6%	6.7%
Architectural Services net sales decreased $30.9 million, or 39.8 percent, and $43.6 million, or 31.0 percent, for the three- and six-month periods, respectively, ended September 2, 2017, over the same periods in the prior year, primarily due to year-on-year timing of project activity.

Operating margin declined 630 basis points and 510 basis points for the three- and six-month periods, respectively, of the current year, over the same periods in the prior year, due to lower volume leverage on fixed project management, engineering and manufacturing costs.
As of September 2, 2017, backlog in this segment grew to approximately $323 million, compared to approximately $255 million at year-end.

Large-Scale Optical (LSO)

	Three Months Ended			Six Months Ended
(In thousands)	September 2, 2017	August 27, 2016	% Change	September 2, 2017	August 27, 2016	% Change
Net sales	$20,291	$21,270	(4.6)%	$38,894	$41,298	(5.8)%
Operating income	4,248	5,051	(15.9)%	8,298	9,703	(14.5)%
Operating margin	20.9%	23.7%		21.3%	23.5%
LSO net sales declined $1.0 million, or 4.6 percent, and $2.4 million, or 5.8 percent, for the three- and six-month periods ended September 2, 2017, respectively, over the comparative prior-year periods, due to timing of customer orders and softer custom picture framing end-markets.
Operating margin declined 280 basis points and 220 basis points for the three- and six-month periods of the current year, respectively, over the same periods in the prior year, due to lower volume leverage on fixed operating costs. Given the short lead times in this segment, we do not consider backlog to be a significant metric.

Liquidity and Capital Resources

Selected cash flow data	Six Months Ended
(In thousands)	September 2, 2017	August 27, 2016
Operating Activities
Net cash provided by operating activities	$40,809	$43,542
Investing Activities
Capital expenditures	(26,825)	(31,474)
Acquisition of business, net of cash acquired	(184,826)	—
Change in restricted cash	7,834	(16,949)
Financing Activities
Proceeds from issuance of debt	284,200	—
Payments on debt	(94,000)	—
Repurchase and retirement of common stock	(10,833)	—
Dividends paid	(7,994)	(7,133)

Operating Activities. Cash provided by operating activities was $40.8 million for the first six months of fiscal 2018, decreasing $3.8 million over the prior-year period primarily due to the proceeds received in the prior year from the new market tax credit transaction.

Investing Activities. Net cash used in investing activities was $203.8 million the first six months of fiscal 2018, primarily due to the cash paid for the acquisition of EFCO, while in the first six months of the prior year, net cash used by investing activities of $49.3 million was driven by capital expenditures. Additionally, in fiscal 2018, we released the remaining $7.8 million of cash that was restricted for investment in our oversized glass fabrication project within our Architectural Glass segment. We estimate fiscal 2018 capital expenditures to be approximately $60 million, as we continue to invest in productivity and capabilities.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity and/or further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. In June 2017, we expanded our committed revolving credit facility, which expires in November 2021, to $335.0 million. At September 2, 2017, we had outstanding borrowings under this facility of $235.2 million. As defined within our amended committed revolving credit facility, we are required to comply with two financial covenants. These financial covenants require us to stay below a maximum leverage ratio and to maintain a minimum interest coverage ratio. At September 2, 2017, we were in compliance with both financial covenants.

We paid dividends totaling $8.0 million ($0.28 per share) in the first six months of fiscal 2018. In the second quarter of fiscal 2018, we repurchased 200,000 shares under our authorized share repurchase program for a total cost of $10.8 million. We did not repurchase any shares under this program during the second quarter of fiscal 2017. We have repurchased a total of 3,507,633 shares, at a total cost of $83.1 million, since the inception of this program during fiscal 2004. We have remaining authority to repurchase 742,367 shares under this program, which has no expiration date.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of September 2, 2017:

	Payments Due by Fiscal Period
(In thousands)	Remainder of Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Long-term debt obligations	$50	$1,897	$101	$5,501	$237,301	$13,050	$257,900
Operating leases (undiscounted)	7,171	13,371	11,324	8,322	7,520	20,820	68,528
Purchase obligations	87,760	17,581	2,235	1,230	1,230	—	110,036
Total cash obligations	$94,981	$32,849	$13,660	$15,053	$246,051	$33,870	$436,464

The long-term debt obligations due in fiscal 2022 relate primarily to borrowings under our committed revolving credit facility. From time to time, we acquire the use of certain assets through operating leases, such as warehouses, vehicles, forklifts, office equipment, hardware, software and some manufacturing equipment. Many of these operating leases have termination penalties. However, because the assets are used in the conduct of our business operations, it is unlikely that any significant portion of these operating leases would be terminated prior to the normal expiration of their lease terms. Therefore, we consider the risk related to termination penalties to be minimal.

Purchase obligations in the table above relate to raw material commitments and capital expenditures.

We expect to make contributions of $1.0 million to our defined-benefit pension plans in fiscal 2018, which will equal or exceed our minimum funding requirements.

As of September 2, 2017, we had reserves of $5.0 million and $1.4 million for unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $0.5 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At September 2, 2017, we had a total of $24.9 million of ongoing letters of credit related to industrial revenue bonds and construction contracts that expire in fiscal 2018 and reduce availability of funds under our committed credit facility.

In addition to the above standby letters of credit, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At September 2, 2017, $63.7 million of our backlog was bonded by performance bonds with a face value of $293.6 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

Due to our ability to generate strong cash from operations and borrowing capability under our committed revolving credit facility, we believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments for at least the next 12 months.

Non-GAAP Measures

We analyze non-GAAP measures for adjusted net earnings, adjusted diluted earnings per common share and adjusted operating income. These measures are used by management to evaluate the Company's financial performance on a more consistent basis and improve comparability of results from period to period, because they exclude certain amounts that are not considered part of core operating results. Items that are excluded to arrive at adjusted measures below include the impact of acquisition-related costs and amortization of the short-lived acquired intangibles associated with backlog. These non-GAAP measures should be viewed in addition to, and not as an alternative to, the reported financial results of the company prepared in accordance with GAAP. The non-GAAP measures presented below may differ from similar measures used by other companies.

The following table reconciles net earnings to adjusted net earnings and earnings per diluted common share to adjusted earnings per diluted common share.

	Three Months Ended			Six Months Ended
(In thousands, except per share data)	September 2, 2017	August 27, 2016	% Change	September 2, 2017	August 27, 2016	% Change
Net earnings	$17,409	$22,397	(22)%	$33,512	$40,119	(16)%
Amortization of short-lived acquired intangibles	2,630	—	N/M	4,684	—	N/M
Acquisition-related costs	3,737	—	N/M	4,417	—	N/M
Income tax impact on above adjustments (1)	(2,158)	—	N/M	(3,040)	—	N/M
Adjusted net earnings	$21,618	$22,397	(3)%	$39,573	$40,119	(1)%

Earnings per diluted common share	$0.60	$0.77	(22)%	$1.16	$1.39	(17)%
Amortization of short-lived acquired intangibles	0.09	—	N/M	0.16	—	N/M
Acquisition-related costs	0.13	—	N/M	0.15	—	N/M
Income tax impact on above adjustments (1)	(0.07)	—	N/M	(0.11)	—	N/M
Adjusted earnings per diluted common share	$0.75	$0.77	(3)%	$1.37	$1.39	(1)%
(1) Income tax impact on adjustments was calculated using the quarterly effective income tax rate of 33.9% and the six-month period effective income tax rate of 33.4%.

The following table reconciles operating income (loss) to adjusted operating income (loss).

	Framing Systems Segment		Corporate	Consolidated
(In thousands)	Operating income	Operating margin	Operating income (loss)	Operating income	Operating margin
Three Months Ended September 2, 2017
Operating income (loss)	$16,542	8.8%	$(4,048)	$27,774	8.1%
Amortization of short-lived acquired intangibles	2,630	1.4	—	2,630	0.8
Acquisition-related costs	—	—	3,737	3,737	1.1
Adjusted operating income (loss)	$19,172	10.1%	$(311)	$34,141	9.9%
Three Months Ended August 27, 2016
Operating income (loss) (1)	$13,001	14.1%	$(856)	$33,048	11.9%

Six Months Ended September 2, 2017
Operating income (loss)	$28,506	9.5%	$(6,060)	$51,880	8.4%
Amortization of short-lived acquired intangibles	4,684	1.6	—	4,684	0.8
Acquisition-related costs	—	—	4,417	4,417	0.7
Adjusted operating income (loss)	$33,190	11.1%	$(1,643)	$60,981	9.9%
Six Months Ended August 27, 2016
Operating income (loss) (1)	$23,232	13.4%	$(2,203)	$59,297	11.3%
(1) Expenses related to amortization of short-lived acquired intangibles and acquisition-related costs are not applicable to the three- and six-month periods ended August 27, 2016, and therefore no adjustments have been made.

Outlook
The following statements are based on our current expectations for full-year fiscal 2018 results, inclusive of the recent EFCO acquisition. These statements are forward-looking, and actual results may differ materially. We are currently expecting:

•	Revenue growth of approximately 24 to 26 percent over fiscal 2017.

•	Operating margin of 10.0 percent to 10.5 percent.

•	Diluted earnings per share of $3.05 to $3.25.

•	Adjusted operating margin of 11.0 to 11.5 percent and adjusted diluted earnings per share of $3.40 to $3.60(1).

•	Capital expenditures of approximately $60 million.
(1) Adjusted operating margin and adjusted diluted earnings per share exclude the impact of amortization of short-lived acquired intangible assets associated with the acquired backlog of Sotawall and EFCO of $7 million (after tax, $0.24 per diluted share) and acquisition-related costs for EFCO of approximately $3.1 million (after tax, $0.11 per diluted share). These two adjustments have a combined approximate 100 basis point negative impact on operating margin. These non-GAAP measures are used by management to evaluate the Company's historical and prospective financial performance, measure operational profitability on a more consistent basis, and provide enhanced transparency to the investment community. These non-GAAP measures should be viewed in addition to, and not as an alternative to, the financial results of the company prepared in accordance with GAAP.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 2, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
June 4, 2017 to July 1, 2017	93,207	$54.66	89,579	852,788
July 2, 2017 to July 29, 2017	110,616	54.52	110,421	742,367
July 30, 2017 to September 2, 2017	1,327	51.04	—	742,367
Total	205,150	$54.10	200,000	742,367

(a)
The shares in this column represent the total number of shares that were repurchased by us pursuant to our publicly announced repurchase program, plus the shares surrendered to us by plan participants to satisfy stock-for-stock option exercises or withholding tax obligations related to share-based compensation.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 2, 2017 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 2, 2017 and March 4, 2017, (ii) the Consolidated Results of Operations for the three and six months ended September 2, 2017 and August 27, 2016, (iii) the Consolidated Statements of Comprehensive Earnings for the three and six months ended September 2, 2017 and August 27, 2016, (iv) the Consolidated Statements of Cash Flows for the six months ended September 2, 2017 and August 27, 2016, (v) the Consolidated Statements of Shareholders' Equity for the six months ended September 2, 2017 and August 27, 2016, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 12, 2017	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: October 12, 2017	By: /s/ James S. Porter
James S. Porter Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended September 2, 2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 2, 2017 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 2, 2017 and March 4, 2017, (ii) the Consolidated Results of Operations for the three and six months ended September 2, 2017 and August 27, 2016, (iii) the Consolidated Statements of Comprehensive Earnings for the three and six months ended September 2, 2017 and August 27, 2016, (iv) the Consolidated Statements of Cash Flows for the six months ended September 2, 2017 and August 27, 2016, (v) the Consolidated Statements of Shareholders' Equity for the six months ended September 2, 2017 and August 27, 2016, and (vi) Notes to Consolidated Financial Statements.