Form 10-Q
period 2017-12-02
APOGEE ENTERPRISES, INC.
filed 2018-01-11
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 2, 2017

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 10, 2018, 28,417,366 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except stock data)	December 2, 2017	March 4, 2017
Assets
Current assets
Cash and cash equivalents	$12,845	$19,463
Short-term available for sale securities	482	548
Restricted cash	—	7,834
Receivables, net of allowance for doubtful accounts	246,863	185,740
Inventories	98,062	73,409
Refundable income taxes	—	1,743
Other current assets	16,536	8,724
Total current assets	374,788	297,461
Property, plant and equipment, net	302,904	246,748
Available for sale securities	9,766	9,041
Deferred tax assets	6,128	4,025
Goodwill	152,881	101,334
Intangible assets	173,856	106,686
Other non-current assets	23,445	19,363
Total assets	$1,043,768	$784,658
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$62,655	$63,182
Accrued payroll and related benefits	33,769	51,244
Accrued self-insurance reserves	8,834	8,575
Other current liabilities	60,923	34,200
Billings in excess of costs and earnings on uncompleted contracts	38,830	28,857
Accrued income taxes	4,520	—
Total current liabilities	209,531	186,058
Long-term debt	231,276	65,400
Unrecognized tax benefits	4,837	3,980
Long-term self-insurance reserves	17,038	8,831
Deferred tax liabilities	2,910	4,025
Other non-current liabilities	59,481	45,787
Commitments and contingent liabilities (Note 14)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,641,445 and 28,680,841 respectively	9,547	9,560
Additional paid-in capital	154,357	150,111
Retained earnings	375,280	341,996
Common stock held in trust	(908)	(875)
Deferred compensation obligations	908	875
Accumulated other comprehensive loss	(20,489)	(31,090)
Total shareholders’ equity	518,695	470,577
Total liabilities and shareholders’ equity	$1,043,768	$784,658

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
Net sales	$356,506	$274,072	$972,721	$800,407
Cost of sales	264,947	201,204	724,868	590,581
Gross profit	91,559	72,868	247,853	209,826
Selling, general and administrative expenses	57,024	39,609	161,438	117,269
Operating income	34,535	33,259	86,415	92,557
Interest income	106	271	390	799
Interest expense	1,594	150	3,689	495
Other income (expense), net	303	(158)	560	350
Earnings before income taxes	33,350	33,222	83,676	93,211
Income tax expense	9,704	10,670	26,517	30,540
Net earnings	$23,646	$22,552	$57,159	$62,671

Earnings per share - basic	$0.82	$0.78	$1.98	$2.18
Earnings per share - diluted	$0.82	$0.78	$1.98	$2.17
Weighted average basic shares outstanding	28,736	28,828	28,812	28,807
Weighted average diluted shares outstanding	28,818	28,892	28,862	28,916

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
Net earnings	$23,646	$22,552	$57,159	$62,671
Other comprehensive earnings:
Unrealized loss on marketable securities, net of $78, $139, $28 and $105 of tax benefit, respectively	(143)	(258)	(51)	(192)
Foreign currency translation adjustments	(3,838)	(1,783)	10,652	2,742
Other comprehensive earnings	(3,981)	(2,041)	10,601	2,550
Total comprehensive earnings	$19,665	$20,511	$67,760	$65,221

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(In thousands)	December 2, 2017	November 26, 2016
Operating Activities
Net earnings	$57,159	$62,671
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39,774	24,270
Share-based compensation	4,645	4,403
Deferred income taxes	(3,339)	(3,335)
Gain on disposal of assets	(78)	(287)
Proceeds from New Markets Tax Credit transaction, net of deferred costs	—	5,109
Other, net	(1,286)	(1,281)
Changes in operating assets and liabilities:
Receivables	(16,131)	(15,235)
Inventories	(1,348)	(9,555)
Accounts payable and accrued expenses	(27,449)	1,897
Billings in excess of costs and earnings on uncompleted contracts	9,869	4,896
Refundable and accrued income taxes	7,108	(1,073)
Other, net	(2,685)	335
Net cash provided by operating activities	66,239	72,815
Investing Activities
Capital expenditures	(38,946)	(44,548)
Proceeds from sales of property, plant and equipment	253	1,716
Acquisition of business, net of cash acquired	(184,826)	—
Change in restricted cash	7,834	(14,884)
Purchases of marketable securities	(10,154)	(3,021)
Sales/maturities of marketable securities	9,288	3,703
Other, net	941	(2,168)
Net cash used in investing activities	(215,610)	(59,202)
Financing Activities
Borrowings on line of credit	314,700	—
Payments on line of credit	(150,700)	—
Shares withheld for taxes, net of stock issued to employees	(1,561)	(910)
Repurchase and retirement of common stock	(10,833)	(10,817)
Dividends paid	(11,971)	(10,687)
Other	2,039	(408)
Net cash provided by (used in) financing activities	141,674	(22,822)
Decrease in cash and cash equivalents	(7,697)	(9,209)
Effect of exchange rates on cash	1,079	338
Cash and cash equivalents at beginning of year	19,463	60,470
Cash and cash equivalents at end of period	$12,845	$51,599
Noncash Activity
Capital expenditures in accounts payable	$1,859	$6,683
Deferred payments on acquisition of business	7,500	—

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at March 4, 2017	28,680	$9,560	$150,111	$341,996	$(875)	$875	$(31,090)
Net earnings	—	—	—	57,159	—	—	—
Unrealized loss on marketable securities, net of $28 tax benefit	—	—	—	—	—	—	(51)
Foreign currency translation adjustments	—	—	—	—	—	—	10,652
Issuance of stock, net of cancellations	106	36	147	—	(33)	33	—
Share-based compensation	—	—	4,645	—	—	—	—
Exercise of stock options	100	33	801	—	—	—	—
Share repurchases	(200)	(67)	(1,091)	(9,675)	—	—	—
Other share retirements	(45)	(15)	(256)	(2,229)	—	—	—
Cash dividends	—	—	—	(11,971)	—	—	—
Balance at December 2, 2017	28,641	$9,547	$154,357	$375,280	$(908)	$908	$(20,489)

Balance at February 27, 2016	28,684	$9,561	$145,528	$282,477	$(837)	$837	$(31,371)
Net earnings	—	—	—	62,671	—	—	—
Unrealized loss on marketable securities, net of $105 tax benefit	—	—	—	—	—	—	(192)
Foreign currency translation adjustments	—	—	—	—	—	—	2,742
Issuance of stock, net of cancellations	139	46	94	—	(26)	26	—
Share-based compensation	—	—	4,403	—	—	—	—
Tax deficit associated with stock plans	—	—	(1,229)	—	—	—	—
Exercise of stock options	125	42	1,211	—	—	—	—
Share repurchases	(250)	(83)	(1,357)	(9,376)	—	—	—
Other share retirements	(52)	(17)	(271)	(2,015)	—	—	—
Cash dividends	—	—	—	(10,687)	—	—	—
Balance at November 26, 2016	28,646	$9,549	$148,379	$323,070	$(863)	$863	$(28,821)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended March 4, 2017. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. The results of operations for the nine-month period ended December 2, 2017 are not necessarily indicative of the results to be expected for the full year.

Subsequent events
In connection with preparing the unaudited consolidated financial statements for the nine months ended December 2, 2017, we evaluated subsequent events for potential recognition and disclosure through the date of this filing. On December 20, 2017, the Tax Cuts and Jobs Act (the "2017 Act") was signed into law. We are in the process of preparing and analyzing information to determine the impact of the 2017 Act on our accounting for income taxes, including the remeasurement of our deferred tax assets and liabilities. The consolidated financial statements presented herein do not reflect any impact that may result from completing the accounting for the income tax effects of the 2017 Act.

Subsequent to the end of the quarter, in late December 2017 and early January 2018, we purchased 246,299 shares of stock under our authorized share repurchase program, at a total cost of $11.1 million.

On January 5, 2018, we announced a restructuring plan that involves the closure of our St. George, UT architectural glass manufacturing facility in March 2018, enabled by our investments in productivity and increased capabilities, which have led to an increase in capacity. This and other restructuring activities are expected to have an approximately $4.5 million pre-tax impact in our fiscal fourth quarter.

2.	New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Under the new standard, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, our fiscal 2019. We have undertaken a comprehensive assessment process at each of our businesses and have concluded on the application of the new guidance at nearly all of our businesses. We are in the process of quantifying the impact that this standard will have on our financial statements upon adoption. At this time:

•
We plan to adopt the guidance following a modified retrospective transition method, with a cumulative effect adjustment to opening retained earnings in fiscal 2019. We are in the process of determining this retained earnings adjustment.

•
We have determined that some of our business units will continue to recognize revenue at the point in time when goods are shipped, as that represents when control is transferred to the customer. We also have business units that continue to recognize revenue over time, following a cost-to-cost percentage of completion method of revenue recognition.

•
We expect that two of our business units will change from recognizing revenue at a point in time to recognizing revenue over time, to better reflect transfer of control to the customer in line with the new guidance. We are continuing to assess the appropriate measure of progress toward completion, based on the facts and circumstances specific to the performance obligations and terms of sale of each business.

•	We are in the process of evaluating how the revenue recognition guidance applies to EFCO, the business acquired in the second quarter of fiscal 2018.

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
Total share-based compensation expense included in the results of operations was $4.6 million for the nine-month period ended December 2, 2017 and $4.4 million for the nine-month period ended November 26, 2016.

Stock Options and SARs
Stock option and SAR activity for the current nine-month period is summarized as follows:

Stock Options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 4, 2017	229,901	$9.90
Awards exercised	(100,000)	8.34
Outstanding and exercisable at December 2, 2017	129,901	$11.10	3.0 Years	$4,878,738

Cash proceeds from the exercise of stock options were $0.8 million and $1.3 million for the nine months ended December 2, 2017 and November 26, 2016, respectively. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $4.8 million during the nine months ended December 2, 2017 and $4.5 million during the prior-year period.

Nonvested Shares and Share Units
Nonvested share activity for the current nine-month period is summarized as follows:

Nonvested Shares and Units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at March 4, 2017	279,204	$44.79
Granted	124,416	55.40
Vested	(130,093)	45.31
Canceled	(7,000)	55.89
Nonvested at December 2, 2017	266,527	$49.20

At December 2, 2017, there was $8.5 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 21 months. The total fair value of shares vested during the nine months ended December 2, 2017 was $7.0 million.

4.	Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands)	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
Basic earnings per share – weighted average common shares outstanding	28,736	28,828	28,812	28,807
Weighted average effect of nonvested share grants and assumed exercise of stock options	82	64	50	109
Diluted earnings per share – weighted average common shares and potential common shares outstanding	28,818	28,892	28,862	28,916

There were no anti-dilutive stock options excluded from the calculation of earnings per share for any of the periods presented, as the average market price exceeded the exercise price of options outstanding.

5.	Inventories

(In thousands)	December 2, 2017	March 4, 2017
Raw materials	$35,565	$22,761
Work-in-process	24,919	16,154
Finished goods	34,951	29,372
Costs and earnings in excess of billings on uncompleted contracts	2,627	5,122
Total inventories	$98,062	$73,409

6.	Marketable Securities

Marketable securities are classified as available for sale:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 2, 2017
Municipal bonds	10,334	17	(103)	10,248
March 4, 2017
Municipal bonds	9,595	91	(97)	9,589

We have a wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), which holds municipal bonds. Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of municipal bonds at December 2, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$482	$482
Due after one year through five years	4,418	4,385
Due after five years through 10 years	4,627	4,578
Due after 10 years through 15 years	141	141
Due beyond 15 years	666	662
Total	$10,334	$10,248

7.	Fair Value Measurements

Financial assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement: Level 1 (unadjusted quoted prices in active markets for identical assets or liabilities); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data). We do not have any Level 3 financial assets or liabilities.

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
December 2, 2017
Cash equivalents
Money market funds	$1,696	$—	$1,696
Commercial paper	—	—	—
Total cash equivalents	1,696	—	1,696
Short-term securities
Municipal bonds	—	482	482
Long-term securities
Municipal bonds	—	9,766	9,766
Total assets at fair value	$1,696	$10,248	$11,944
March 4, 2017
Cash equivalents
Money market funds	$4,423	$—	$4,423
Commercial paper	—	5,500	5,500
Total cash equivalents	4,423	5,500	9,923
Short-term securities
Municipal bonds	—	548	548
Long-term securities
Municipal bonds	—	9,041	9,041
Total assets at fair value	$4,423	$15,089	$19,512

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

EFCO
In line with our strategic objectives, on June 12, 2017, we acquired 100 percent of the stock of EFCO Corporation, a privately held U.S. manufacturer of architectural aluminum window, curtainwall, storefront and entrance systems for commercial construction projects, for $192 million in cash. The acquisition was funded through our committed revolving credit facility, with $7.5 million of the purchase price payable in equal installments over the next three years. EFCO's results of operations have been included in our consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition. Those results include $135.3 million of sales and $6.1 million of operating income since the date of acquisition.

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

(In thousands)
Net working capital	$34,156
Property, plant and equipment	43,815
Goodwill	57,460
Other intangible assets	71,500
Less: Long-term liabilities acquired, net	14,605
Net assets acquired	$192,326

Other intangible assets reflect the following:

(In thousands)	Estimated fair value	Estimated useful life (in years)
Customer relationships	$34,800	16
Tradename	32,400	Indefinite
Backlog	4,300	1.5
	$71,500

These fair values are based on preliminary estimates and are subject to change based on finalization of net working capital items included in the purchase price allocation.

Sotawall
On December 14, 2016, we acquired substantially all the assets of Sotawall, Inc., now operating under the name Sotawall Limited ("Sotawall"). Sotawall specializes in the design, engineering, fabrication, assembly and installation of unitized curtainwall systems for industrial, commercial and institutional buildings, primarily serving the Canadian and northeastern U.S. geographic regions. Sotawall's results of operations have been included in our consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition. Purchase accounting related to the acquisition of Sotawall was finalized during the the first quarter of fiscal 2018.

The following table sets forth certain unaudited pro forma consolidated data for the combined company for the third quarters and first nine-month periods of fiscal 2018 and 2017, as if the EFCO and Sotawall acquisitions were consummated pursuant to each of their respective same terms at the beginning of the fiscal year preceding their respective acquisition dates.

	Three Months Ended		Nine Months Ended
In thousands, except per share data	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
Net sales	$356,506	$368,387	$1,044,465	$1,083,352
Net earnings	24,453	25,971	59,564	72,171
Earnings per share
Basic	0.85	0.90	2.07	2.50
Diluted	0.85	0.90	2.06	2.50

We have provided this unaudited pro forma information for comparative purposes only. This information does not necessarily reflect what the combined results of operations actually would have been had the acquisitions occurred at the beginning of fiscal year 2017. The information does not reflect the effect of any synergies or integration costs that will result from the acquisitions.

9.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill attributable to each reporting segment was:

(In thousands)	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at February 27, 2016	$36,680	$25,639	$1,120	$10,557	$73,996
Goodwill acquired	27,444	—	—	—	27,444
Foreign currency translation	(423)	317	—	—	(106)
Balance at March 4, 2017	63,701	25,956	1,120	10,557	101,334
Goodwill acquired, net	49,256	—	—	—	49,256
Foreign currency translation	2,241	50	—	—	2,291
Balance at December 2, 2017	115,198	$26,006	$1,120	$10,557	$152,881

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
December 2, 2017
Definite-lived intangible assets:
Debt issue costs	$4,516	$(3,169)	$—	$1,347
Non-compete agreements	6,286	(6,122)	10	174
Customer relationships	120,273	(18,753)	3,788	105,308
Trademarks and other intangibles	30,250	(13,616)	1,055	17,689
Total definite-lived intangible assets	$161,325	$(41,660)	$4,853	$124,518
Indefinite-lived intangible assets:
Trademarks	48,461	—	877	49,338
Total intangible assets	$209,786	$(41,660)	$5,730	$173,856
March 4, 2017
Definite-lived intangible assets:
Debt issue costs	$4,066	$(2,960)	$—	$1,106
Non-compete agreements	6,286	(6,025)	(65)	196
Customer relationships	82,479	(14,013)	(145)	68,321
Trademarks and other intangibles	25,950	(4,917)	(31)	21,002
Total definite-lived intangible assets	$118,781	$(27,915)	$(241)	$90,625
Indefinite-lived intangible assets:
Trademarks	16,022	—	39	16,061
Total intangible assets	$134,803	$(27,915)	$(202)	$106,686

Amortization expense on definite-lived intangible assets was $12.8 million and $1.2 million for the nine-month periods ended December 2, 2017 and November 26, 2016, respectively. The amortization expense associated with debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At December 2, 2017, the estimated future amortization expense for definite-lived intangible assets was:

(In thousands)	Remainder of Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022
Estimated amortization expense	$4,922	$13,235	$8,219	$8,213	$7,904

10.	Debt

We maintain a committed revolving credit facility with maximum borrowings of up to $335.0 million, maturing in November 2021. Outstanding borrowings under our committed revolving credit facility were $209.0 million, as of December 2, 2017, and $45.0 million, as of March 4, 2017. Under this facility, we are subject to two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At December 2, 2017, we were in compliance with both financial covenants. Additionally, at December 2, 2017, we had a total of $26.3 million of ongoing letters of credit related to industrial revenue bonds and construction contracts that expire in fiscal 2018 and reduce availability of funds under our committed credit facility.

At December 2, 2017, our debt also included $20.4 million of industrial revenue bonds that mature in fiscal years 2021 through 2043 and $0.4 million of long-term debt in Canada. The fair value of the industrial revenue bonds approximated carrying value at December 2, 2017, due to the variable interest rates on these instruments. All debt would be classified as Level 2 within the fair value hierarchy described in Note 7.

We also maintain two Canadian revolving demand credit facilities totaling $12.0 million Canadian dollars. As of December 2, 2017, $1.5 million was outstanding under these facilities, and no borrowings were outstanding as of March 4, 2017. Borrowings under these facilities are made available at the sole discretion of the lenders and are payable on demand. The Company classifies any outstanding balances under this demand facility as long-term debt, as outstanding amounts can be refinanced through our committed revolving credit facility.

Interest payments were $3.6 million and $0.5 million for the nine months ended December 2, 2017 and November 26, 2016, respectively.

11.	Employee Benefit Plans

The Company sponsors two frozen defined-benefit pension plans: an unfunded Officers’ Supplemental Executive Retirement Plan and the Tubelite Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost were:

	Three Months Ended		Nine Months Ended
(In thousands)	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
Interest cost	$133	$139	$399	$417
Expected return on assets	(10)	(10)	(30)	(30)
Amortization of unrecognized net loss	57	56	171	168
Net periodic benefit cost	$180	$185	$540	$555

12.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2015, or U.S. state and local income tax examinations for years prior to fiscal 2011. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2014, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The total liability for unrecognized tax benefits at December 2, 2017 and March 4, 2017 was approximately $5.4 million and $4.5 million, respectively. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.3 million during the next 12 months due to lapsing of statutes.

13.    Other Non-Current Liabilities

(In thousands)	December 2, 2017	March 4, 2017
Deferred benefit from New Market Tax Credit transactions	$16,708	$16,708
Retirement plan obligations	9,635	9,635
Deferred compensation plan	10,104	7,463
Other	23,034	11,981
Total other non-current liabilities	$59,481	$45,787

14.Commitments and Contingent Liabilities

Operating lease commitments. As of December 2, 2017, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rental payments based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

(In thousands)	Remainder of Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Total minimum payments	$3,615	$13,546	$11,493	$8,477	$7,626	$21,232	$65,989

Bond commitments. In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At December 2, 2017, $86.4 million of our backlog was bonded by performance bonds with a face value of $310.0 million. Performance bonds do not have stated expiration dates, as we are generally released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

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

	Nine Months Ended
(In thousands)	December 2, 2017	November 26, 2016
Balance at beginning of period	$21,933	$16,340
Additional accruals	3,443	6,082
Claims paid	(8,254)	(4,878)
Acquired reserves	5,571	—
Balance at end of period	$22,693	$17,544

Letters of credit. At December 2, 2017, we had ongoing letters of credit related to construction contracts and certain industrial revenue bonds. The total value of letters of credit under which we were obligated as of December 2, 2017 was approximately $26.3 million, all of which have been issued under our committed revolving credit facility. Availability under this credit facility is reduced by borrowings under the facility and also by letters of credit issued under the facility.

Purchase obligations. Purchase obligations for raw material commitments and capital expenditures totaled $120.9 million as of December 2, 2017.

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

•	The LSO segment manufactures value-added glass and acrylic products primarily for framing and display applications.

	Three Months Ended		Nine Months Ended
(In thousands)	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
Net sales from operations
Architectural Framing Systems	$194,157	$90,850	$493,672	$264,212
Architectural Glass	96,940	107,002	292,026	299,567
Architectural Services	49,077	64,380	146,056	204,934
Large-Scale Optical	26,003	22,084	64,897	63,382
Intersegment eliminations	(9,671)	(10,244)	(23,930)	(31,688)
Net sales	$356,506	$274,072	$972,721	$800,407
Operating income (loss) from operations
Architectural Framing Systems	$18,452	$11,838	$46,958	$35,070
Architectural Glass	9,107	11,708	28,687	30,855
Architectural Services	2,547	4,918	4,102	14,336
Large-Scale Optical	6,724	5,910	15,022	15,613
Corporate and other	(2,295)	(1,115)	(8,354)	(3,317)
Operating income	$34,535	$33,259	$86,415	$92,557

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

Highlights of Third Quarter and First Nine Months of Fiscal 2018 Compared to Third Quarter and First Nine Months of Fiscal 2017

Net sales
Consolidated net sales increased 30.1 percent, or $82.4 million, for the third quarter ended December 2, 2017, and 21.5 percent, or $172.3 million, for the nine-month period ended December 2, 2017, compared to the same periods in the prior year. Sales growth was primarily due to the addition of EFCO in June 2017 and Sotawall in December 2016 within the Architectural Framing Systems segment, partially offset by the decline in our Architectural Services segment. Foreign currency did not have a meaningful impact on sales results in the current-year period or the prior-year period.

The relationship between various components of operations, as a percentage of net sales, is illustrated below:

	Three Months Ended		Nine Months Ended
(Percent of net sales)	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.3	73.4	74.5	73.8
Gross profit	25.7	26.6	25.5	26.2
Selling, general and administrative expenses	16.0	14.5	16.6	14.7
Operating income	9.7	12.1	8.9	11.5
Interest and other (expense) income, net	(0.3)	—	(0.3)	—
Earnings before income taxes	9.4	12.1	8.6	11.5
Income tax expense	2.7	3.9	2.7	3.8
Net earnings	6.6%	8.2%	5.9%	7.7%
Effective tax rate	29.1%	32.1%	31.7%	32.8%

Gross profit
Gross profit as a percent of sales was 25.7 percent and 25.5 percent for the three- and nine-month periods, respectively, ended December 2, 2017, compared to 26.6 percent and 26.2 percent for the three- and nine-month periods ended November 26, 2016. Gross profit as a percent of sales declined from the prior-year periods primarily due to the inclusion of the lower gross margin EFCO business in the three-month period ended December 2, 2017, and reduced volume leverage in the Architectural Services segment in both the three- and nine-month periods ended December 2, 2017.
Selling, general and administrative (SG&A) expenses
SG&A expenses as a percent of sales were 16.0 percent and 16.6 percent in the three- and nine-month periods ended December 2, 2017, compared to 14.5 percent of sales and 14.7 percent of sales in the three- and nine-month periods, respectively, last year. The increases in the current year periods were primarily due to amortization of the intangible assets acquired in the Sotawall and EFCO transactions and EFCO acquisition-related costs. These two factors combined made up approximately 170 basis points of the increase in each of the three- and nine-month periods of fiscal 2018, compared to the prior-year periods.
Income tax expense
The effective tax rate in the third quarter of fiscal 2018 was 29.1 percent, compared to 32.1 percent in the same period last year, and 31.7 percent for the first nine months of fiscal 2018, compared to 32.8 percent in the prior-year period. The decline in both periods was due mainly to a tax benefit on the recognition of a foreign currency loss.

Segment Analysis

Architectural Framing Systems

	Three Months Ended			Nine Months Ended
(In thousands)	December 2, 2017	November 26, 2016	% Change	December 2, 2017	November 26, 2016	% Change
Net sales	$194,157	$90,850	113.7%	493,672	264,212	86.8%
Operating income	18,452	11,838	55.9%	46,958	35,070	33.9%
Operating margin	9.5%	13.0%		9.5%	13.3%
Architectural Framing Systems net sales increased $103.3 million, or 113.7 percent, and $229.5 million, or 86.8 percent, for the three- and nine-month periods, respectively, ended December 2, 2017, over the same periods in the prior year. The addition of the net sales of EFCO and Sotawall provided over 80 percent of the growth in both periods. The remaining growth was from share gains and geographic growth in North America within our legacy businesses.
Operating margin declined 350 basis points and 380 basis points for the three- and nine-month periods, respectively, of the current year, compared to the same periods in the prior year. The decline in the three-month period resulted from 280 basis points of amortization of acquired intangible assets and, for the nine-month period, the amortization of acquired intangible assets resulted in 240 basis points of the decline. Additionally, operating margin in both periods was impacted by the inclusion of EFCO at lower operating margins.
Backlog in this segment, as of December 2, 2017, was approximately $449 million, compared to approximately $245 million at fiscal year-end, with the addition of EFCO contributing over 90 percent of the increase.

Architectural Glass

	Three Months Ended			Nine Months Ended
(In thousands)	December 2, 2017	November 26, 2016	% Change	December 2, 2017	November 26, 2016	% Change
Net sales	$96,940	$107,002	(9.4)%	$292,026	$299,567	(2.5)%
Operating income	9,107	11,708	(22.2)%	28,687	30,855	(7.0)%
Operating margin	9.4%	10.9%		9.8%	10.3%
Net sales declined $10.1 million, or 9.4 percent, for the quarter-ended December 2, 2017, over the same period in the prior year, due to delays in the timing of certain larger projects in the United States, partially as a result of hurricane-related project delays in Florida. Sales for the nine-month period ended December 2, 2017 decreased $7.5 million, or 2.5 percent, over the prior-year period due to delays in timing of larger projects, partly offset by share gains in mid-size projects. Foreign currency impact on sales was nominal in the current-year periods compared to the respective prior-year periods.
Operating margin declined 150 basis points and 50 basis points for the three- and nine-month periods, respectively, of the current year, compared to the same periods in the prior year. The declines in both periods were driven by reduced operating leverage on lower volume, and pricing and mix declines. These negative factors were partially offset by improved manufacturing productivity.
Given the short lead times in this segment, we do not consider backlog to be a significant metric.

Architectural Services

	Three Months Ended			Nine Months Ended
(In thousands)	December 2, 2017	November 26, 2016	% Change	December 2, 2017	November 26, 2016	% Change
Net sales	$49,077	$64,380	(23.8)%	$146,056	$204,934	(28.7)%
Operating income	2,547	4,918	(48.2)%	4,102	14,336	(71.4)%
Operating margin	5.2%	7.6%		2.8%	7.0%
Architectural Services net sales decreased $15.3 million, or 23.8 percent, and $58.9 million, or 28.7 percent, for the three- and nine-month periods, respectively, ended December 2, 2017, over the same periods in the prior year, primarily due to year-on-year timing of project activity.

Operating margin declined 240 basis points and 420 basis points for the three- and nine-month periods, respectively, of the current year, over the same periods in the prior year, due to lower volume leverage on fixed project management, engineering and manufacturing costs.
As of December 2, 2017, backlog in this segment grew to approximately $346 million, compared to approximately $255 million at fiscal year-end.

Large-Scale Optical (LSO)

	Three Months Ended			Nine Months Ended
(In thousands)	December 2, 2017	November 26, 2016	% Change	December 2, 2017	November 26, 2016	% Change
Net sales	$26,003	$22,084	17.7%	$64,897	$63,382	2.4%
Operating income	6,724	5,910	13.8%	15,022	15,613	(3.8)%
Operating margin	25.9%	26.8%		23.1%	24.6%
LSO net sales increased $3.9 million, or 17.7 percent, and $1.5 million, or 2.4 percent, for the three- and nine-month periods ended December 2, 2017, respectively, over the comparable prior-year periods, as a result of strong customer orders, partly due to timing, and success in new display markets.
Operating margin declined 90 basis points and 150 basis points for the three- and nine-month periods of the current year, respectively, over the same periods in the prior year, due to accrual of additional incentive compensation on stronger current-year performance. In the current quarter, this was partially offset by improved operating leverage on increased volume.
Given the short lead times in this segment, we do not consider backlog to be a significant metric.

Liquidity and Capital Resources

Selected cash flow data	Nine Months Ended
(In thousands)	December 2, 2017	November 26, 2016
Operating Activities
Net cash provided by operating activities	$66,239	$72,815
Investing Activities
Capital expenditures	(38,946)	(44,548)
Acquisition of business, net of cash acquired	(184,826)	—
Change in restricted cash	7,834	(14,884)
Financing Activities
Proceeds from issuance of debt	314,700	—
Payments on debt	(150,700)	—
Repurchase and retirement of common stock	(10,833)	(10,817)
Dividends paid	(11,971)	(10,687)

Operating Activities. Cash provided by operating activities was $66.2 million for the first nine months of fiscal 2018, decreasing $6.6 million compared to the prior-year period, as a result of increased working capital investment due to reduced accrued expenses.

Investing Activities. Net cash used in investing activities was $215.6 million the first nine months of fiscal 2018, primarily due to the cash paid for the acquisition of EFCO, while in the first nine months of the prior year, net cash used by investing activities of $59.2 million was driven by capital expenditures. Additionally, in fiscal 2018, we released the remaining $7.8 million of cash that was restricted for investment in our oversized glass fabrication project within our Architectural Glass segment. We estimate fiscal 2018 capital expenditures to be $55 to $60 million, as we continue to invest in productivity and capabilities.

We continually review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity and/or further invest in, fully divest and/or sell parts of our current businesses. As a result, on January 5, 2018 we announced a plan to close the St. George, UT architectural glass manufacturing facility in March 2018, enabled by our investments in productivity and increased capabilities, which have led to an increase in capacity.

Financing Activities. At December 2, 2017, we had outstanding borrowings under our credit facility of $209.0 million. As defined within our amended committed revolving credit facility, we are required to comply with two financial covenants. These financial covenants require us to stay below a maximum leverage ratio and to maintain a minimum interest coverage ratio. At December 2, 2017, we were in compliance with both financial covenants.

We paid dividends totaling $12.0 million ($0.42 per share) in the first nine months of fiscal 2018. As of December 2, 2017, we repurchased 200,000 shares under our authorized share repurchase program, for a total cost of $10.8 million; all such repurchases were made in the second quarter. In fiscal 2017, we repurchased 250,001 shares under this program, for a total cost of $10.8 million; all such repurchases were made in the third quarter. Subsequent to the end of the quarter, we purchased 246,299 shares under the program, at a total cost of $11.1 million. Including these shares, we have purchased a total of 3,753,932 shares, at a cost of $94.2 million, since the fiscal 2004 inception of this program. In January 2018, our repurchase authority under this program increased by 1,000,000 shares. As a result of both of these actions, we have remaining authority to repurchase 1,496,068 shares.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of December 2, 2017:

	Payments Due by Fiscal Period
(In thousands)	Remainder of Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Long-term debt obligations	$597	$1,583	$108	$5,508	$211,108	$13,022	$231,926
Operating leases (undiscounted)	3,615	13,546	11,493	8,477	7,626	21,232	65,989
Purchase obligations	48,572	67,615	2,247	1,230	1,230	—	120,894
Total cash obligations	$52,784	$82,744	$13,848	$15,215	$219,964	$34,254	$418,809

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

As of December 2, 2017, we had reserves of $5.4 million and $1.4 million for unrecognized tax benefits and environmental liabilities, respectively. We currently expect approximately $0.3 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled. We are currently in the process of evaluating information to determine the impact the recently enacted Tax Cuts and Jobs Act will have on our accounting for income taxes.

At December 2, 2017, we had a total of $26.3 million of ongoing letters of credit related to industrial revenue bonds and construction contracts that expire in fiscal 2018 and reduce availability of funds under our committed credit facility.

In addition to the above standby letters of credit, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At December 2, 2017, $86.4 million of our backlog was bonded by performance bonds with a face value of $310.0 million. Performance bonds do not have stated expiration dates, as we are generally released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

Due to our ability to generate strong cash from operations and borrowing capability under our committed revolving credit facility, we believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments for at least the next 12 months.

Non-GAAP Measures

We analyze non-GAAP measures for adjusted net earnings, adjusted earnings per diluted common share and adjusted operating income. These measures are used by management to evaluate the Company's financial performance on a more consistent basis and improve comparability of results from period to period, because they exclude certain amounts that management does not consider to be part of the Company's core operating results. Examples of items excluded to arrive at these adjusted measures may include the impact of acquisition-related costs, amortization of short-lived acquired intangibles associated with backlog and non-recurring restructuring costs. These non-GAAP measures should be viewed in addition to, and not as an alternative to, the reported financial results of the company prepared in accordance with GAAP. The non-GAAP measures presented below may differ from similar measures used by other companies.

The following table reconciles net earnings to adjusted net earnings and earnings per diluted common share to adjusted earnings per diluted common share.

	Three Months Ended			Nine Months Ended
(In thousands, except per share data)	December 2, 2017	November 26, 2016	% Change	December 2, 2017	November 26, 2016	% Change
Net earnings	$23,646	$22,552	5%	$57,159	$62,671	(9)%
Amortization of short-lived acquired intangibles	2,924	—	N/M	7,608	—	N/M
Acquisition-related costs	423	—	N/M	4,840	—	N/M
Income tax impact on above adjustments (1)	(974)	—	N/M	(4,120)	—	N/M
Adjusted net earnings	$26,019	$22,552	15%	$65,487	$62,671	4%

Earnings per diluted common share	$0.82	$0.78	5%	$1.98	$2.17	(9)%
Amortization of short-lived acquired intangibles	0.10	—	N/M	0.26	—	N/M
Acquisition-related costs	0.01	—	N/M	0.17	—	N/M
Income tax impact on above adjustments (1)	(0.03)	—	N/M	(0.14)	—	N/M
Adjusted earnings per diluted common share	$0.90	$0.78	15%	$2.27	$2.17	5%
(1) Income tax impact on adjustments was calculated using the quarterly effective income tax rate of 29.1% and the nine-month period effective income tax rate of 33.1%.

The following table reconciles operating income (loss) to adjusted operating income (loss).

	Framing Systems Segment		Corporate	Consolidated
(In thousands)	Operating income	Operating margin	Operating income (loss)	Operating income	Operating margin
Three Months Ended December 2, 2017
Operating income (loss)	$18,452	9.5%	$(2,295)	$34,535	9.7%
Amortization of short-lived acquired intangibles	2,924	1.5	—	2,924	0.8
Acquisition-related costs	—	—	423	423	0.1
Adjusted operating income (loss)	$21,376	11.0%	$(1,872)	$37,882	10.6%
Three Months Ended November 26, 2016
Operating income (loss) (1)	$11,838	13.0%	$(1,115)	$33,259	12.1%

Nine Months Ended December 2, 2017
Operating income (loss)	$46,958	9.5%	$(8,354)	$86,415	8.9%
Amortization of short-lived acquired intangibles	7,608	1.5	—	7,608	0.8
Acquisition-related costs	—	—	4,840	4,840	0.5
Adjusted operating income (loss)	$54,566	11.1%	$(3,514)	$98,863	10.2%
Nine Months Ended November 26, 2016
Operating income (loss) (1)	$35,070	13.3%	$(3,317)	$92,557	11.5%
(1) Expenses related to amortization of short-lived acquired intangibles and acquisition-related costs are not applicable to the three- and nine-month periods ended November 26, 2016, and therefore no adjustments have been made.

Outlook
The following statements are based on our current expectations for full-year fiscal 2018 results, not including any estimated impact from the 2017 Tax Cuts and Jobs Act. These statements are forward-looking, and actual results may differ materially. We are currently expecting:

•	Revenue growth of approximately 20 percent over fiscal 2017.

•	Operating margin of 8.6 percent to 8.9 percent.

•	Earnings per diluted share of $2.58 to $2.68.

•	Adjusted operating margin of 10.1 to 10.4 percent and adjusted earnings per diluted share of $3.04 to $3.14(1).

•	Capital expenditures of $55 to $60 million.
(1) Adjusted operating margin and adjusted earnings per diluted share exclude the impact of amortization of short-lived acquired intangible assets associated with the acquired backlog of Sotawall and EFCO of $7 million (after tax, $0.24 per diluted share) and acquisition-related costs for EFCO of approximately $3.1 million (after tax, $0.11 per diluted share). These two adjustments have a combined approximate 100 basis point negative impact on operating margin. Adjusted operating margin and adjusted earnings per diluted share also exclude the impact of planned fourth-quarter restructuring charges of approximately $4.5 million (after tax, $0.11 per diluted share). These non-GAAP measures are used by management to evaluate the Company's historical and prospective financial performance, measure operational profitability on a more consistent basis, and provide enhanced transparency to the investment community. These non-GAAP measures should be viewed in addition to, and not as an alternative to, the financial results of the company prepared in accordance with GAAP.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 2, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
September 3, 2017 to September 30, 2017	—	$—	—	742,367
October 1, 2017 to October 28, 2017	—	—	—	742,367
October 29, 2017 to December 2, 2017	304	46.80	—	742,367
Total	304	$46.80	—	742,367

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

Item 6.	Exhibits

10.1	Third Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, dated October 5, 2017.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 2, 2017 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 2, 2017 and March 4, 2017, (ii) the Consolidated Results of Operations for the three and nine months ended December 2, 2017 and November 26, 2016, (iii) the Consolidated Statements of Comprehensive Earnings for the three and nine months ended December 2, 2017 and November 26, 2016, (iv) the Consolidated Statements of Cash Flows for the nine months ended December 2, 2017 and November 26, 2016, (v) the Consolidated Statements of Shareholders' Equity for the nine months ended December 2, 2017 and November 26, 2016, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 11, 2018	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: January 11, 2018	By: /s/ James S. Porter
James S. Porter Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended December 2, 2017

10.1	Third Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, dated October 5, 2017.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 2, 2017 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 2, 2017 and March 4, 2017, (ii) the Consolidated Results of Operations for the three and nine months ended December 2, 2017 and November 26, 2016, (iii) the Consolidated Statements of Comprehensive Earnings for the three and nine months ended December 2, 2017 and November 26, 2016, (iv) the Consolidated Statements of Cash Flows for the nine months ended December 2, 2017 and November 26, 2016, (v) the Consolidated Statements of Shareholders' Equity for the nine months ended December 2, 2017 and November 26, 2016, and (vi) Notes to Consolidated Financial Statements.