Form 10-K
period 2018-03-03
APOGEE ENTERPRISES, INC.
filed 2018-04-30
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-K
 _________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 3, 2018

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
☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
As of September 2, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1,242,000,000 (based on the closing price of $43.37 per share as reported on the NASDAQ Stock Market LLC as of that date).
As of April 26, 2018, 28,159,542 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant's 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

APOGEE ENTERPRISES, INC.
Annual Report on Form 10-K
For the fiscal year ended March 3, 2018

PART I
ITEM 1. BUSINESS

The Company
Apogee Enterprises, Inc. (Apogee, the Company or we) was incorporated under the laws of the State of Minnesota in 1949. We are a world leader in the design and development of value-added glass and metal products and services for enclosing commercial buildings and framing and displays.

Our Company has four reporting segments, with three of the segments serving the commercial construction market:

•
The Architectural Framing Systems segment designs, engineers, fabricates and finishes the aluminum frames used in customized window, curtainwall, storefront and entrance systems comprising the outside skin of buildings. For fiscal 2018, this segment accounted for approximately 51 percent of our net sales.

•
The Architectural Glass segment fabricates coated, high-performance glass used globally in customized window and wall systems. For fiscal 2018, this segment accounted for approximately 26 percent of our net sales.

•	The Architectural Services segment provides building glass and curtainwall installation services. For fiscal 2018, this segment accounted for approximately 16 percent of our net sales.

•
The Large-Scale Optical Technologies (LSO) segment manufactures value-added coated glass and acrylic products for framing and display applications. For fiscal 2018, this segment accounted for approximately 7 percent of our net sales.

On June 12, 2017, we acquired the stock of EFCO Corporation (EFCO), a privately-held U.S. manufacturer of architectural aluminum window, curtainwall, storefront and entrance systems for commercial construction projects, for $192 million in cash, funded through our committed revolving credit facility, with $7.5 million of that amount payable in annual installments beginning in June 2018. EFCO's results of operations have been included in our consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition.

On December 14, 2016, we acquired substantially all the assets of Sotawall, Inc. (operating under the name Sotawall Limited or “Sotawall”), a privately-held Canadian designer and fabricator of high-performance, unitized curtainwall systems for commercial construction projects, for approximately $138 million. Sotawall's results of operations have been included in the consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition.

Strategy
Our strategies are to diversify revenue streams and structure the business to provide more stable revenue growth and profit generation over an economic cycle. Strategies are focused on diversification of end sectors served through growth from new geographies, new products and new markets, while improving margins through productivity and project selection initiatives.

In an effort to reduce our exposure to the cyclical nature of the large-building segment of the commercial construction industry, we have expanded our focus to include mid-sized projects in the Architectural Glass segment and grown our geographic footprint through organic growth and acquisitions in the Architectural Framing Systems segment. We have also increased our focus on retrofit and renovation of windows and curtainwall as we have seen increased interest from the non-residential and high-end multi-family residential building sectors in upgrading building façades and improving energy efficiency.

In the Architectural Services segment, our emphasis is on improving margins through focused project selection, while continuing to deliver long-term organic growth through geographic expansion in line with our available project management capacity.

Within the LSO segment, our strategy is to grow in newer display markets that desire the value-added properties our glass and acrylic products provide, while continuing to convert the domestic and international custom picture framing and fine art markets from clear uncoated glass and acrylic products to value-added products that protect art from UV damage and minimize reflection.

Across all our segments, we also regularly evaluate business development opportunities in adjacent sectors that will complement our existing portfolio. These business development strategies can be executed organically, through acquisition or with strategic alliances.

Finally, we are constantly working to improve the efficiency and productivity of our operations by implementing lean manufacturing disciplines and automation.

Products and Services
Architectural Framing Systems, Architectural Glass and Architectural Services segments
These three segments participate in various phases of the value chain to design, engineer, fabricate and install customized glass and aluminum window, curtainwall, storefront and entrance systems comprising the outside skin of buildings in the commercial, institutional and high-end multi-family residential construction sectors.

Within our Architectural Framing Systems segment, we design and fabricate window, curtainwall, storefront and entrance systems using our customized aluminum and glass, or glass supplied by others. We also provide finishing services for metal components used in windows and curtainwall, as well as plastic components for other products.

In our Architectural Glass segment, we apply ultra-thin, high-performance coatings to uncoated glass to create a variety of aesthetic characteristics, unique designs and energy efficiency, including varying levels of solar energy management to enhance energy-efficiency. We also laminate layers of glass and vinyl to protect against hurricanes and other severe impacts, and temper, or heat strengthen, glass to provide additional strength. Our high-performance glass is made-to-order and is typically fabricated into insulating and/or laminated glass units for installation into window, curtainwall, storefront or entrance systems.

By integrating technical capabilities, project management skills and field installation services, our Architectural Services segment provides design, engineering, fabrication and installation services for the outside skin of buildings. Our ability to efficiently design high-quality window and curtainwall systems and effectively manage the installation of building façades assists our customers in meeting the schedule and cost requirements of their jobs.

Our product and service offerings allow architects to create distinctive looks for commercial building such as office towers, hotels, education and athletic facilities and dormitories, health care facilities, government buildings, retail centers and multi-family residential buildings, while meeting functional requirements such as energy efficiency, hurricane, blast and other impact resistance and/or sound control.

LSO segment
The LSO segment provides coated glass and acrylic primarily for use in wall decor and display applications. Products vary based on size and coatings applied to provide conservation-grade UV protection, anti-reflective and anti-static properties and/or security features.

Product Demand and Distribution Channels
Architectural Framing Systems, Architectural Glass and Architectural Services segments
Demand for the products and services offered by our Architectural segments is affected by changes in the North American commercial construction industries, as well as by changes in general economic conditions. Additionally, the Architectural Glass segment has an operation in Brazil and is, therefore, also impacted by Brazil's commercial construction industry and general economic conditions.

We look at several external indicators to analyze potential demand for our products and services, such as U.S. and Canadian job growth, office space vacancy rates, credit and interest rates available for commercial construction projects, architectural billing statistics and material costs. We also rely on internal indicators to analyze demand, including our sales pipeline, made up of contracts in review, projects awarded or committed, and bidding activity. Our sales pipeline, together with ongoing feedback, analysis and data from our customers, architects and building owners, provide visibility into near- and medium-term future demand. Additionally, we evaluate data on U.S. and Canadian non-residential construction market activity, industry analysis and longer-term trends provided by external data sources.

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

Customers and distribution channels - Our customers are mainly glazing subcontractors and general contractors, with project design being influenced by architects and building owners. Our high-performance architectural glass is primarily sold using a direct sales force and independent sales representatives. Installation services are sold by a direct sales force in certain metropolitan areas in the U.S. We also have the ability to provide remote installation project management throughout the U.S. We sell our custom and standard windows, curtainwall, storefront and entrance systems using a combination of direct sales forces, independent sales representatives and distributors.

Geographic location - We primarily supply architectural glass products to customers in North America, with some international sales of our high-performance architectural glass. We estimate the U.S. demand for architectural glass fabrication in non-residential buildings is in excess of $1.5 billion annually. Our aluminum framing systems, including windows, curtainwall, storefront and entrances, are marketed primarily in the U.S. and Canada, and we estimate demand to be in excess of $3 billion annually. In installation services, we are one of only a few architectural glass installation companies in the U.S. to have a national presence, and we estimate the U.S. demand for installation services on commercial projects to be in the range of $10 to $20 billion.

Project size - Our Architectural Glass segment primarily serves mid-size to monumental high-profile projects. Architectural Framing Systems primarily targets small and mid-size projects, and Architectural Services primarily serves mid-size projects.

LSO segment
In our LSO segment, we have a leading brand of value-added coated glass and acrylic used in the custom picture framing market. Under the Tru Vue brand, products are sold primarily in North America through national and regional retail chains using a direct sales force, as well as through local picture framing shops using an independent distribution network. We also supply our glass and acrylic products to museums, shops and galleries worldwide through independent distributors. We have also begun to supply to other display markets, such as digital signage, and to other wall decor sectors.

Competitive Conditions
Architectural Framing Systems, Architectural Glass and Architectural Services segments
The North American commercial construction market is highly fragmented. Competitive factors include price, product quality, product attributes and performance, reliable service, on-time delivery, lead-time, warranty and the ability to provide project management, technical engineering and design services. To protect and enhance our competitive position, we maintain strong relationships with architects, who influence the selection of products and services on a project, and with general contractors, who initiate projects and develop specifications.

The competition in the commercial window and storefront manufacturing industry is highly fragmented, and our Architectural Framing Systems segment competes against several national, regional and local aluminum window and storefront manufacturers, as well as regional paint and anodizing finishing companies. Our businesses compete by providing high-quality products, faster than average lead times, and on-time delivery.

In our Architectural Glass segment, we experience competition from regional glass fabricators who can provide certain products with attributes similar to our products. Within the market sector for large, complex projects, we encounter competition from international companies, which have benefited from the relative strength of the U.S. dollar and lower fabrication costs in recent years. We maintain our competitive pricing position against these international competitors by providing high-quality products, short lead times, and responsive customer service.

Our Architectural Services segment competes against national, regional and local glass installation companies.

LSO segment
Product attributes, price, quality, marketing and service are the primary competitive factors in the LSO segment. Our competitive strengths include our excellent relationships with customers, innovative marketing programs and the performance of our value-added products. We compete with certain European valued-added glass and acrylic products for picture framing and display.

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

Sources and Availability of Raw Materials
Raw materials used within the Architectural Glass segment include flat glass, vinyl, silicone sealants and lumber. Materials used in the Architectural Framing Systems segment include aluminum billet and extrusions, fabricated glass, plastic extrusions, hardware, paint and chemicals. Within the Architectural Services segment, materials used include fabricated glass, aluminum extrusions and fabricated metal panels. The LSO segment mainly uses glass and acrylic. A majority of our raw materials are readily available from a variety of domestic and international sources.

Trademarks and Patents
We have several trademarks and trade names that we believe have significant value in the marketing of our products, including APOGEE®. Trademark registrations in the U.S. are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.
Within the Architectural Framing Systems segment, LINETEC®, WAUSAU WINDOW AND WALL SYSTEMS®, TUBELITE®, ADVANTAGE BY WAUSAU®, 300ES®, FINISHER OF CHOICE®, THERML=BLOCK®, MAXBLOCK®, DFG®, ECOLUMINUM®, ALUMINATE®, GET THE POINT!®, FORCEFRONT®, SOTAWALL®, HYBRID-WALL®, EFCO®, TERRASTILE®, THERMASTILE®, TRIPLE SET®, ULTRADIZE®, ULTRAFLUR®, ULTRALINE®, ULTRAPON® and XTHERM® are registered trademarks. CUSTOM WINDOW™, INVENT™, INVENT.PLUS™, INVENT RETRO™, INVISION™, CLEARSTORY™, EPIC™, HERITAGE™, VISULINE™, SEAL™, SUPERWALL™, CROSSTRAK™, HP-Wall™, VersaTherm™, E-Strut™, E-Shade™, E-Lite™, Series 960 Wall™, Durastile™ and X Force™ are unregistered trademarks. ALUMICOR™, BUILDING EXCELLENCE™, TerraPorte 7600 Out-Swing accessABLE™ and Integra 6000™ are unregistered trademarks in Canada.
Within the Architectural Glass segment, VIRACON®, DIGITALDISTINCTIONS®, ROOMSIDE®, EXTREMEDGE®, BUILDING DESIGN®, GLASS IS EVERYTHING®, CLEARPOINT®, CYBERSHIELD® and STORMGUARD® are registered trademarks. VIRASPAN™ is an unregistered trademark. In addition, GLASSEC®, INSULATTO® and BLINDATTO® are registered trademarks in Brazil. GLASSECVIRACON™ is an unregistered trademark in Brazil.
Within the Architectural Services segment, HARMON®, H DESIGN®, HARMON GLASS®, HI-7000®, BUILDING TRUST IN EVERYTHING WE DO ® and INNOVATIVE FAÇADE SOLUTIONS® are registered trademarks. UCW-8000™, HI-8500™, HI-9000™, SMU-6000™ and HPW-250™ are unregistered trademarks.
Within the LSO segment, TRU VUE®, CONSERVATION CLEAR®, CONSERVATION MASTERPIECE ACRYLIC®, CONSERVATION REFLECTION CONTROL®, ULTRAVUE®, MUSEUM GLASS®, OPTIUM®, PREMIUM CLEAN®, REFLECTION CONTROL®, AR REFLECTION-FREE®, TRU VUE AR®, OPTIUM ACRYLIC®, OPTIUM MUSEUM ACRYLIC®, CONSERVATION MASTERPIECE®, STATICSHIELD®, TRULIFE® and VISTA AR® are registered trademarks. TRULIFE INFINITY FRAME™, THE DIFFERENCE IS CLEAR™ and TRU FRAMEABLE MOMENTS™ are unregistered trademarks.
We have several patents pertaining to our glass coating methods and products, for hybrid window wall/curtainwall systems and methods of installation and for our UV coating and etch processes for anti-reflective glass for the picture framing industry and fine art market. Despite being a point of differentiation from our competitors, no single patent is considered to be material.

Seasonality
We do not experience a significant seasonal effect in our Architectural segments. However, the construction industry is highly cyclical in nature and can be influenced differently by the effects of local economies. Within the LSO segment, North American picture framing glass and acrylic sales tend to increase in the September-to-December timeframe, but the timing of customer promotional activities may offset some of this seasonal impact.

Working Capital Requirements
Trade and contract-related receivables and other contract assets are the largest components of our working capital. Inventory requirements, mainly related to raw materials, are most significant in our Architectural Framing and Architectural Glass segments.

Backlog
Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which is expected to be recognized as revenue primarily in the near-term. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. Backlog should not be used as the sole indicator of our future revenue because we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog. We have strong visibility beyond backlog, as projects awarded, verbal commitments and bidding activities are monitored separately and not included in backlog.

Architectural Framing Systems segment backlog grew to $378.4 million at year-end, net of intersegment eliminations, compared to $245.4 million at the end of the prior year, due primarily to the acquisition of EFCO, which contributed approximately $130 million to backlog, as well as recent increased order activity, particularly of longer lead-time contracts. Approximately 80 percent of the backlog in this segment is expected to be fulfilled in fiscal 2019, with the remainder expected to be filled in fiscal 2020 and beyond.

Architectural Glass segment backlog as of year-end was $36.7 million, compared to $66.4 million in the prior year, net of intersegment eliminations. This segment has strategically shortened lead-times, with capability and productivity improvements, in order to serve mid-size projects where there is a higher level of book-and-bill activity within quarters. The backlog is all expected to be fulfilled in fiscal 2019.

Backlog in the Architectural Services segment as of year-end was $426.3 million, compared to $255.1 million in the prior year, due to timing of firm orders and signed contracts. Approximately 65 percent of the backlog in this segment is expected to be filled during fiscal 2019, with the remainder expected to be filled in fiscal 2020 and beyond.

Backlog is not a significant metric for the LSO segment, as orders are typically booked and billed within a short time frame.

Research and Development
The amount spent on research and development activities was $14.0 million, $8.6 million and $8.0 million in fiscal 2018, 2017 and 2016, respectively. Of these amounts, $1.5 million, $2.2 million and $2.4 million, respectively, were focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and are included in cost of sales in the accompanying consolidated financial statements.

Environment
We use hazardous materials in our manufacturing operations, and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing the storage and use of these materials and disposal of wastes. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that we believe enable us to properly manage the regulated materials used in and wastes created by our manufacturing processes. We believe we are currently in material compliance with such laws and regulations. While we will continue to incur environmental compliance costs for our ongoing manufacturing operations, we do not expect these to be material to our consolidated financial statements. We have one manufacturing facility where we are working to remediate historical environmental impacts. The remediation activities are being conducted without significant disruption to our operations.

Employees
The Company employed 6,700 and 5,511 persons on March 3, 2018 and March 4, 2017, respectively. At March 3, 2018, 629 of these employees were represented by U.S. labor unions.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions with Apogee Enterprises and Employment History
Joseph F. Puishys	59
Chief Executive Officer and President of the Company since 2011. President of Honeywell's Environmental and Combustion Controls division from 2008 through 2011, President of Honeywell's Building Solutions from 2005 through 2008, and President of Honeywell Building Solutions, America from 2004 to 2005.

James S. Porter	57	Chief Financial Officer since 2005 and Executive Vice President since 2015. Vice President of Strategy and Planning from 2002 through 2005. Various management positions within the Company since 1997.
Patricia A. Beithon	64	General Counsel and Secretary since 1999.
Gary R. Johnson	56	Vice President, Treasurer since 2001. Various management positions within the Company since 1995.
John A. Klein	61
President of EFCO Corporation, a subsidiary of the Company, since February 2018. Senior Vice President, Operations and Supply Chain Management of the Company from 2012 through January 2018. Director of Operations at Cooper Industries' Power Systems Division from 2008 through 2012, and Vice President of Operations at Rexnord Industries' Bearing Division from 2005 through 2007.

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

General global economic and business conditions
Our Architectural Framing Systems, Architectural Glass and Architectural Services segments are dependent on global economic conditions and the cyclical nature of the North American commercial construction industry. The commercial construction industry is impacted by global macroeconomic trends that, in turn, affect, among other things, availability of credit, employment levels, consumer confidence, interest rates and commodity prices. To the extent changes in these factors negatively impact the overall commercial construction industry, our revenue and profits could be significantly reduced.

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

In addition, when the U.S. dollar strengthens against foreign currencies, imports of products into the U.S. produced by international competitors become more price competitive and exports of our U.S.-fabricated products become less price competitive. If we are not able to counteract these types of price pressures through superior quality and service, our net sales and operating income could be negatively impacted.

New competitors or specific actions of our existing competitors
All of our operating segments operate in competitive industries where the actions of our existing competitors or new competitors could result in a loss of customers or share of customers' demand. Changes in our competitors' products, prices or services could negatively impact our share of demand, net sales or margins.

Our Architectural Framing Systems and Architectural Glass segments have seen an increase in imports of competitive products into the U.S. from international suppliers due to the relative strength of the U.S. dollar. If imports of competitive products were to occur at increased levels for extended periods of time, our net sales and margins could be negatively impacted.

Our LSO segment competes with several international specialty glass manufacturers. If these competitors are able to successfully increase their product attributes and production capacity and/or increase their sales and marketing focus to the U.S. custom picture framing market, this segment's net sales and margins could be negatively impacted.

Acquisitions and related integration activities
We have completed and may complete additional acquisitions in the future to accelerate the execution of our growth strategies, including new geographies, adjacent market sectors and new product introductions. While we have a disciplined approach to assessing potential acquisition targets, conducting due diligence activities, negotiating appropriate acquisition terms and integration activities, there are risks inherent in completing acquisitions, including:

•	diversion of management’s attention from existing business activities;

•
difficulties or delays in integrating and assimilating information and financial systems, operations and products of an acquired business or other business venture or in realizing projected efficiencies, growth prospects, cost savings and synergies;

•	potential loss of key employees, customers and suppliers of the acquired businesses or adverse effects on relationships with existing customers and suppliers;

•	adverse impact on overall profitability if the acquired business does not achieve the return on investment projected at the time of acquisition; and

•
inaccurate assessment of additional post-acquisition capital investments, undisclosed, contingent or other liabilities, problems executing backlog of material supply or installation projects, unanticipated costs and an inability to recover or manage such liabilities and costs.

If one or more of these risks arises in a material manner, our operating results could be negatively impacted.
Goodwill and indefinite-lived intangible asset impairment
Our total assets include a significant amount of goodwill and indefinite-lived intangible assets as a result of our recent acquisitions. We test goodwill and indefinite-lived intangibles for impairment annually, or more frequently if events or changes in circumstances indicate the potential for impairment. If future operating performance at one or more of our operating units were to fall significantly below forecast levels or if market conditions for one or more of our acquired businesses were to decline, we could incur a non-cash impairment charge that would negatively impact our net earnings.

Effective utilization and management of our manufacturing capacity
Near-term performance depends, to a significant degree, on our ability to provide sufficient available capacity and appropriately utilize existing production capacity. The failure to successfully maintain existing capacity, successfully implement planned capacity expansions, and make investments in additional physical capacity could adversely affect our operating results.

Loss of key personnel and inability to source sufficient labor
Our success depends on the skills of the Company's leadership, construction project managers and other key technical personnel, and our ability to secure sufficient manufacturing labor.  Increased activity in residential and commercial construction has caused increased competition for experienced construction project managers.  Additionally, some of our manufacturing facilities are located in regions that at times have experienced low levels of unemployment.  If we are unable to retain existing employees and/or recruit and train additional employees with the requisite skills and experience, our operating results could be adversely impacted.

Commodity price fluctuations, trade policy impacts and supply availability
Our Architectural Framing Systems and Architectural Services segments use aluminum as a significant input to their products. While we structure many of our supply agreements in a way to moderate the effects of fluctuations in the market for raw aluminum and we endeavor to adjust market pricing to offset potential impacts, operating results could be negatively impacted by price movements in the market for raw aluminum.

As a result of recently announced increased tariffs on aluminum and sanctions against certain producers, we have seen increased volatility regarding the cost of aluminum that we purchase from both domestic and international sources.  Also, recently announced steel tariffs have the potential to impact our customers as steel is a significant input the construction of commercial buildings.  Lastly, due to our Architectural Framing Systems segment presence in Canada, we have significant cross-border activity as our Canadian businesses purchase inputs from U.S.-based suppliers and sell to U.S.-based customers.  A significant change in the terms of the North American Free Trade Agreement could have an adverse impact on our net sales and operating results.

Our Architectural Glass and LSO segments use raw glass as a significant input to their products. The supply of raw glass has become tighter due to several years of growth in automotive manufacturing and residential and non-residential construction. Although we have secured supply commitments from multiple suppliers that allow us to reach our near-term growth targets, a significant unplanned downtime or shift in strategy at one or more of our key suppliers could negatively impact our operating results.

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

Project management and installation issues
The Architectural Services segment and, occasionally, the Architectural Framing Systems segment are awarded fixed-price contracts that include material supply and installation services. Often, bids are required before all aspects of a construction project are known. An underestimate in the amount of labor required and/or cost of materials for a project; a change in the timing of the delivery of product; system design errors, difficulties or errors in execution; or significant project delays, caused by us or other trades, could result in failure to achieve the expected results. Any one or more of such issues could result in losses on individual contracts that could negatively impact our operating results.

Changes in architectural trends, building codes or consumer preferences
Any change in commercial construction customer preference, architectural trends or building codes that reduce window-to-wall ratios could negatively impact net sales and operating income in our architectural-related segments. The LSO segment depends on U.S. consumers framing art and other decorative items. Any shift in customer preference away from framed art to other forms of wall decor could negatively impact future net sales and operating income in the LSO segment.

Customer dependence in the LSO segment
The LSO segment continues to be highly dependent on a relatively small number of customers for its sales, while working to grow in new markets and with additional customers. Accordingly, loss of a significant customer, a significant reduction in pricing, or a shift to a less favorable mix of value-added picture framing glass or acrylic products for one or more of those customers could materially reduce LSO net sales and operating results.

Results can differ significantly from our expectations and the expectations of analysts
Our sales and earnings guidance and resulting external analyst estimates are largely based on our view of our business and the broader commercial construction market. Even though we have market intelligence through our contact with real estate developers, building owners and architects, and continually monitor micro- and macro-economic indicators of future performance of the commercial construction market, we are unable to precisely predict events that can significantly change market cycles. Failure to meet our guidance or analyst expectations for net sales and earnings would likely have an adverse impact on the market price of our common stock.

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

Changes in tax rates or the adoption of new tax legislation
We are subject to taxes in the U.S., Canada and Brazil. Our effective tax rate could be affected by changes in the mix of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws or their implementation. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law in the U.S. While the Act will reduce our U.S. effective tax rate, the overall impact is uncertain due to the complexity of certain provisions of the Act and ambiguities in the interpretation and application of those provisions. Therefore, any material change in the interpretation or application of the provisions of the Act could have a significant impact on our net earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table lists, by segment, the Company's major properties as of March 3, 2018.

Property Location	Owned/ Leased	Function
Architectural Framing Systems segment
Wausau, WI	Owned	Manufacturing/Administrative
Stratford, WI	Owned	Manufacturing
Reed City, MI	Owned	Manufacturing
Walker, MI	Leased	Manufacturing/Administrative
Dallas, TX	Leased	Manufacturing
Toronto, ON Canada	Leased	Manufacturing/Warehouse/Administrative
Toronto, ON Canada	Owned	Manufacturing
Brampton, ON Canada	Leased	Manufacturing/Warehouse/Administrative
Verona, VA	Leased	Manufacturing/Warehouse/Administrative
Springfield, MO	Leased	Manufacturing/Warehouse/Administrative
Monett, MO	Owned	Manufacturing/Warehouse/Administrative
Architectural Glass segment
Owatonna, MN	Owned	Manufacturing/Administrative
Owatonna, MN	Leased	Warehouse
Statesboro, GA	Owned	Manufacturing/Warehouse
St. George, UT	Owned(1)	Manufacturing/Warehouse
Nazaré Paulista, Brazil	Owned(2)	Manufacturing/Administrative
Architectural Services segment
Minneapolis, MN	Leased	Administrative
West Chester, OH	Leased	Manufacturing
Mesquite, TX	Leased	Manufacturing
Glen Burnie, MD	Leased	Manufacturing
Orlando, FL	Leased	Manufacturing
LSO segment
McCook, IL	Owned	Manufacturing/Warehouse/Administrative
Faribault, MN	Owned	Manufacturing/Administrative
Other
Minneapolis, MN	Leased	Administrative

(1)	Facility was closed in March 2018 and is classified as held-for-sale as of March 3, 2018.

(2)	This is an owned facility; however, the land is leased from the city.

ITEM 3. LEGAL PROCEEDINGS

The Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply and services industry, the Company's construction supply and services businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving demands for significant monetary damages or product replacement. The Company has also been subject to litigation arising out of general liability, employment practices, workers' compensation and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Apogee common stock is traded on the NASDAQ Stock Market LLC (Nasdaq) under the ticker symbol APOG.

As of April 12, 2018, there were 1,142 shareholders of record and 14,476 shareholders for whom securities firms acted as nominees.

The following chart shows the quarterly range and year-end closing price for one share of the Company's common stock over the past three fiscal years.

	First		Second		Third		Fourth		Year-end
	Low	High	Low	High	Low	High	Low	High	Close
2018	$50.72	$59.61	$41.01	$58.13	$43.35	$50.12	$42.01	$50.88	$43.97
2017	39.93	45.94	41.50	48.88	39.96	49.17	47.64	59.38	58.19
2016	42.35	56.27	49.60	60.16	43.90	57.86	34.52	50.53	39.41

Dividends
Quarterly, the Board of Directors evaluates declaring dividends based on operating results, available funds and the Company's financial condition. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly and annual cumulative cash dividends per share for the past three fiscal years.

	First	Second	Third	Fourth	Total
2018	$0.1400	$0.1400	$0.1400	$0.1575	$0.5775
2017	0.1250	0.1250	0.1250	0.1400	0.5150
2016	0.1100	0.1100	0.1100	0.1250	0.4550

Purchases of Equity Securities by the Company
The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
December 3, 2017 through December 30, 2017	75,080	$45.89	74,900	667,467
December 31, 2017 through January 27, 2018	226,251	45.13	225,998	1,441,469
January 28, 2018 through March 3, 2018	205,678	45.59	201,401	1,240,068
Total	507,009	$45.43	502,299	1,240,068

(a) The shares in this column include 180, 253 and 4,277 shares, respectively, that were surrendered to us by plan participants during each of the monthly periods referred to above, in order to satisfy stock-for-stock option exercises or withholding tax obligations related to stock-based compensation.
(b) In fiscal 2004, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock, which was announced on April 10, 2003. Subsequently, the Board of Directors increased the authorization by 750,000 shares, announced on January 24, 2008; by 1,000,000 shares, announced on October 8, 2008; by 1,000,000 shares, announced on January 13, 2016; and by 1,000,000 shares, announced on January 9, 2018. The Company's repurchase program does not have an expiration date.

Comparative Stock Performance
The graph below compares the cumulative total shareholder return on a $100 investment in our common stock for the last five fiscal years with the cumulative total return on a $100 investment in the Standard & Poor's Small Cap 600 Growth Index and the Russell 2000 Index. The graph assumes an investment at the close of trading on March 2, 2013, and also assumes the reinvestment of all dividends.

	2013	2014	2015	2016	2017	2018
Apogee	$100.00	$132.26	$179.16	$155.49	$232.16	$177.46
S&P Small Cap 600 Growth Index	100.00	131.21	140.75	129.15	169.38	190.32
Russell 2000 Index	100.00	131.04	138.42	118.06	161.16	179.39

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

	Fiscal Year
(In thousands, except per share data and percentages)	2018(1)	2017(2)(3)	2016	2015	2014(4)
Results of Operations Data
Net sales	$1,326,173	$1,114,533	$981,189	$933,936	$771,445
Gross profit	333,518	292,023	243,570	208,544	165,252
Operating income	114,284	122,225	97,393	63,585	40,285
Net earnings	79,488	85,790	65,342	50,516	27,986
Earnings per share - basic	2.79	2.98	2.25	1.76	0.98
Earnings per share - diluted	2.76	2.97	2.22	1.72	0.95
Cash dividends per share	0.5775	0.5150	0.4550	0.4100	0.3700
Balance Sheet Data
Total assets	1,022,320	784,658	657,440	612,057	569,995
Long-term debt	215,860	65,400	20,400	20,587	20,659
Shareholders' equity	511,355	470,577	406,195	382,476	356,104
Other Data
Gross profit as a percentage of sales	25.1%	26.2%	24.8%	22.3%	21.4%
Operating income as a percentage of sales	8.6%	11.0%	9.9%	6.8%	5.2%
Return on average invested capital(5)	9.3%	14.3%	12.7%	8.8%	6.0%

(1)	Includes the acquisition of EFCO in June 2017.

(2)	Fiscal 2017 contained 53 weeks. Each of the other periods presented contained 52 weeks.

(3)	Includes the acquisition of Sotawall in December 2016.

(4)	Includes the acquisition of Alumicor in November 2013.

(5)
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

Overview
We are a world leader in the design and development of value-added glass and metal products and services. Our four reporting segments are: Architectural Framing Systems, Architectural Glass, Architectural Services and Large-Scale Optical Technologies (LSO).

During fiscal 2018, we advanced strategies to diversify and strengthen our revenue streams in order to improve the stability of our business throughout an economic cycle, by focusing on diversifying geographies, markets and project sizes served. We also focused on generating cash flow and expanding backlog, as we continue to execute on our strategies and grow our business in fiscal 2019 and beyond.

Fiscal 2018 summary of results:

•	Consolidated net sales increased to $1.3 billion, or 19 percent over fiscal 2017.

•	Operating income was $114.3 million, a decline of 6.5 percent from $122.2 million in the prior year.

•	Diluted EPS was $2.76, compared to $2.97 in the prior year, a decline of 7 percent.

•
Adjusted operating income was $132.9 million, an increase of 6.8 percent compared to the prior year, and adjusted diluted EPS was $3.23, an increase of 6.6 percent compared to the prior year. Refer to the tables that follow for details of these adjusted amounts.

•
In June 2017, we acquired the assets of EFCO Corporation, a privately-held U.S. manufacturer of architectural aluminum window, curtainwall, storefront and entrance systems for commercial construction projects, for $192 million in cash. EFCO's results of operations have been included in our consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition.

Adjusted operating income, adjusted operating margin and adjusted earnings per diluted share (“adjusted diluted EPS”) are supplemental non-GAAP measures provided to assess performance on a more comparable basis from period to period by excluding amounts that management does not consider part of core operating results. Management uses these non-GAAP measures to evaluate the company’s historical and prospective financial performance, measure operational profitability on a consistent basis, and provide enhanced transparency to the investment community. These non-GAAP measures should be viewed in addition to, and not as an alternative to, the reported financial results of the company prepared in accordance with GAAP. Other companies may calculate these measures differently, limiting the usefulness of the measure for comparison with other companies. Income tax impact on the adjustments is calculated based on the Company's effective tax rate for each period presented.

Reconciliation of Non-GAAP Financial Information
Adjusted Operating Income and Adjusted Net Earnings Per Diluted Common Share
				Diluted per share amounts
In thousands, except per share data	Year-ended March 3, 2018 (52 weeks)	Year-ended March 4, 2017 (53 weeks)	% change	Year-ended March 3, 2018 (52 weeks)	Year-ended March 4, 2017 (53 weeks)	% change
Operating income	$114,284	$122,225	(6.5)%	$2.76	$2.97	(7.1)%
Amortization of short-lived acquired intangibles	10,521	1,722	N/M	0.37	0.06	N/M
Acquisition-related costs	5,098	531	N/M	0.18	0.02	N/M
Restructuring-related costs	3,026	—	N/M	0.11	—	N/M
Income tax impact on above adjustments	N/A	N/A	N/M	(0.18)	(0.02)	N/M
Adjusted operating income	$132,929	$124,478	6.8%	$3.23	$3.03	6.6%

Results of Operations
Net Sales

(Dollars in thousands)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net sales	$1,326,173	$1,114,533	$981,189	19.0%	13.6%

Fiscal 2018 Compared to Fiscal 2017
Net sales in fiscal 2018 increased by 19.0 percent compared to fiscal 2017 due to the acquisition of EFCO in the second quarter of 2018. This acquisition, as well as a full year of results from Sotawall (acquired in the fourth quarter of fiscal 2017) and pricing and volume gains from our existing segment businesses, resulted in overall growth in our Architectural Framing Systems segment, which was partially offset by volume declines in our Architectural Services and Architectural Glass segments.

Fiscal 2017 Compared to Fiscal 2016
Net sales in fiscal 2017 increased by 13.6 percent compared to fiscal 2016, due to gains in volume across all three architectural segments, as well as the inclusion of Sotawall, acquired in the fourth quarter of fiscal 2017. Volume growth was driven by continued strength in non-residential construction end-markets and success in our strategies to expand geographically and introduce new products. The Architectural Framing Systems segment drove nearly 60 percent of our growth, with the acquisition of Sotawall in the fourth quarter contributing 13 percent of our overall growth. The Architectural Glass segment drove approximately 22 percent of our growth and the Architectural Services segment contributed nearly all of the remainder.

Performance
The relationship between various components of operations, as a percentage of net sales, is provided below.

(Percentage of net sales)	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.9	73.8	75.2
Gross profit	25.1	26.2	24.8
Selling, general and administrative expenses	16.5	15.2	14.9
Operating income	8.6	11.0	9.9
Interest (expense) income and other, net	(0.3)	—	—
Earnings before income taxes	8.3	11.0	9.9
Income tax expense	2.3	3.3	3.3
Net earnings	6.0%	7.7%	6.7%
Effective income tax rate	27.7%	30.1%	32.9%

Fiscal 2018 Compared to Fiscal 2017
Gross profit was 25.1 percent in fiscal 2018, a decline of 110 basis points from fiscal 2017, driven by reduced operating leverage on volume within the Architectural Services and Architectural Glass segments and the inclusion of EFCO at lower margins, somewhat offset by improved productivity across all our segments.

Selling, general and administrative (SG&A) expense for fiscal 2018 was 16.5 percent, an increase of 130 basis points, or $49.4 million, from fiscal 2017, mainly as a result of the inclusion of EFCO, as well as a full year of amortization expense on intangible assets acquired in the Sotawall transaction.

The effective tax rate for fiscal 2018 was 27.7 percent, compared to 30.1 percent in fiscal 2017. The decline of 240 basis points was a result of benefits from the U.S. Tax Cuts and Jobs Act ("the Act"), enacted in December 2017.

Fiscal 2017 Compared to Fiscal 2016
Gross profit was 26.2 percent in fiscal 2017, an improvement of 140 basis points from fiscal 2016, driven by operating leverage on increased volume and improved productivity in our three architectural segments.

Selling, general and administrative expense for fiscal 2017 was 15.2 percent, an increase of 30 basis points, or $23.6 million, from fiscal 2016, mainly as a result of increased incentive-related compensation and intangible asset amortization expenses.

The effective tax rate for fiscal 2017 was 30.1 percent, compared to 32.9 percent in fiscal 2016. The decline of 280 basis points was a result of benefits from various tax planning strategies, including recognition of a foreign tax credit contributing 160 basis points, and increased income in foreign jurisdictions with lower tax rates.

Segment Analysis
Architectural Framing Systems

(In thousands)	2018	2017	2016
Net sales	$677,198	$385,978	$308,593
Operating income	59,031	44,768	31,911
Operating margin	8.7%	11.6%	10.3%

Fiscal 2018 Compared to Fiscal 2017. Net sales improved 75.4 percent, or $291.2 million, over fiscal 2017. EFCO, acquired in the second quarter of fiscal 2018, contributed net sales of $203.7 million in fiscal 2018, or approximately 70 percent of the total segment growth, and Sotawall contributed 19 percent of the growth in fiscal 2018. Net sales increased 8.7 percent over the prior year within our existing businesses, due to increased pricing in order to offset material inflation, volume growth due to gains in share of demand and geographic growth in North America.

Operating margin declined 290 basis points over fiscal 2017, with improved margins in legacy businesses offset by the inclusion of EFCO at lower operating margins.

Fiscal 2017 Compared to Fiscal 2016. Net sales improved 25.1 percent, or $77.4 million, over fiscal 2016, due to volume growth across our businesses. Our volume growth resulted from strong U.S. construction market conditions, increased penetration into certain geographies and new product introductions. In addition, Sotawall, acquired in the fourth quarter of fiscal 2017, contributed net sales of $17.8 million in fiscal 2017, or approximately six percentage points of growth. Operating margin improved 130 basis points over fiscal 2016, driven by leverage on volume growth and productivity.

Architectural Glass

(In thousands)	2018	2017	2016
Net sales	$384,137	$411,881	$377,713
Operating income	32,764	44,656	35,504
Operating margin	8.5%	10.8%	9.4%

Fiscal 2018 Compared to Fiscal 2017. Fiscal 2018 net sales decreased 6.7 percent, or $27.7 million, over the prior year. The decrease was primarily due to volume declines on larger projects in our U.S.-based business, as a result of international competition as well as lower pricing on a higher mix of less complex glass products for mid-size projects. Operating margin declined 230 basis points, driven by reduced operating leverage on lower volume, lower pricing due to project mix and restructuring-related charges associated with the closure of our Utah facility, somewhat offset by improved productivity.

Fiscal 2017 Compared to Fiscal 2016. Fiscal 2017 net sales increased 9.0 percent, or $34.2 million, over the prior year. This was primarily due to volume growth and improved pricing and mix in our U.S.-based business, as a result of our focus on growth in the mid-size building sector, as well as the effects of a positive U.S. construction market. Operating margin improved 140 basis points, driven by leverage on volume growth, pricing, mix and productivity.

Architectural Services

(In thousands)	2018	2017	2016
Net sales	$213,757	$270,937	$245,935
Operating income	10,420	18,494	11,687
Operating margin	4.9%	6.8%	4.8%

Fiscal 2018 Compared to Fiscal 2017. Net sales decreased 21.1 percent, or $57.2 million, over the prior year, due to year-on-year timing of project activity. Operating margin declined 190 basis points over the prior year, as a result of lower volume leverage on fixed project management, engineering and manufacturing costs, partially offset by favorable project performance.

Fiscal 2017 Compared to Fiscal 2016. Net sales improved 10.2 percent, or $25.0 million, over fiscal 2016, driven by volume growth. This growth was due to year-on-year timing of project activity, as we continued to experience strong commercial construction activity in the U.S. Operating margin improved 200 basis points over the same period, as a result of leveraging volume growth and continued good execution on projects with better margins.

Large-Scale Optical Technologies (LSO)

(In thousands)	2018	2017	2016
Net sales	$88,303	$89,710	$88,541
Operating income	22,000	22,467	22,963
Operating margin	24.9%	25.0%	25.9%

Fiscal 2018 Compared to Fiscal 2017. Net sales decreased 1.6 percent over the prior year and operating margin declined 10 basis points over the prior year, as productivity gains were offset by unfavorable pricing, mix and volume.

Fiscal 2017 Compared to Fiscal 2016. Net sales increased 1.3 percent over the prior year due to volume growth. Operating margin declined 90 basis points over the prior year, as a result of increased investments in new market opportunities.

Liquidity and Capital Resources

(In thousands)	2018	2017	2016
Operating Activities
Net cash provided by operating activities	$127,463	$124,001	$128,943
Investing Activities
Capital expenditures	(53,196)	(68,061)	(42,037)
Acquisition of business and intangibles	(182,849)	(137,932)	—
Financing Activities
Borrowings on line of credit, net	149,960	44,988	—
Repurchase and retirement of common stock	(33,676)	(10,817)	(24,911)
Dividends paid	(16,393)	(14,667)	(13,184)

Operating Activities. Cash provided by operating activities was $127.5 million in fiscal 2018, an increase of $3.5 million from fiscal 2017. In both fiscal 2018 and fiscal 2017 we maintained effective working capital management.

Investing Activities. Net cash used in investing activities was $225.7 million in fiscal 2018, largely due to the acquisition of EFCO and capital expenditures focused primarily on increasing our product capabilities and manufacturing productivity. In fiscal 2017, cash of $183.8 million was used to acquire Sotawall and to make capital expenditures focused on increasing our product capabilities, in particular related to our oversized glass fabrication project, and manufacturing productivity. In fiscal 2016, capital investments were primarily focused on increasing manufacturing productivity and capacity.

We estimate fiscal 2019 capital expenditures to be $60 to $65 million, as we continue to invest in productivity and capacity to capture new geographic and market segments.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may continue to acquire other businesses, pursue geographic expansion, take actions to manage capacity and further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. We paid dividends totaling $16.4 million in fiscal 2018. Additionally, we repurchased 702,299 shares under our authorized share repurchase program during fiscal 2018, for a total cost of $33.7 million. We repurchased 250,001 shares under the program in fiscal 2017 and 575,000 shares under the program in fiscal 2016. We have repurchased a total of 4,009,932 shares, at a total cost of $106.0 million, since the 2004 inception of this program. We have remaining authority to repurchase 1,240,068 shares under this program, which has no expiration date.

We maintain a $335.0 million committed revolving credit facility that expires in November 2021, as further described in Note 8 of the Notes to Consolidated Financial Statements. $195.0 million was outstanding under this credit facility as of March 3, 2018, as we used this facility to finance the EFCO acquisition. As defined within the credit facility, we have two financial covenants which require us to stay below a maximum leverage ratio and to maintain a minimum interest expense-to-EBITDA ratio. At March 3, 2018, we were in compliance with both financial covenants.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of March 3, 2018:

	Payments Due by Fiscal Period
(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Debt obligations	$121	$121	$5,520	$197,120	$1,098	$12,000	$215,980
Operating leases (undiscounted)	14,385	12,440	9,095	7,090	6,199	14,110	63,319
Purchase obligations	149,056	31,167	2,459	1,230	—	—	183,912
Total cash obligations	$163,562	$43,728	$17,074	$205,440	$7,297	$26,110	$463,211

In addition to the committed revolving credit facility discussed above, we also have industrial revenue bond obligations of $20.4 million that mature in fiscal years 2021 through 2043 and $0.5 million of other debt that matures in August 2022.

We acquire the use of certain assets through operating leases, such as warehouses, vehicles, forklifts, office equipment, hardware, software and some manufacturing equipment. While many of these operating leases have termination penalties, we consider the risk related to termination penalties to be minimal.

Purchase obligations in the table above relate to raw material commitments and capital expenditures.

We expect to make contributions of approximately $1.0 million to our defined-benefit pension plans in fiscal 2019, which will equal or exceed our minimum funding requirements.

As of March 3, 2018, we had reserves of $4.6 million and $1.3 million for long-term unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $0.5 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At March 3, 2018, we had ongoing letters of credit of $23.5 million related to industrial revenue bonds and construction contracts that expire in fiscal 2019 and that reduce availability of funds under our committed credit facility.

In addition to the above standby letters of credit, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At March 3, 2018, $238.6 million of our backlog was bonded by performance bonds with a face value of $519.3 million. Performance bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contracts and any related warranty periods. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

We had total cash and short-term marketable securities of $19.8 million, and $116.5 million available under our committed revolving credit facility, at March 3, 2018. Due to our ability to generate strong cash from operations and our borrowing capability under our committed revolving credit facility, we believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments for at least the next 12 months.

Off-balance Sheet Arrangements. With the exception of operating leases, we had no off-balance sheet arrangements at March 3, 2018 or March 4, 2017.

Outlook
The following statements are based on our current expectations for fiscal 2019 results. These statements are forward-looking, and actual results may differ materially.

•	Revenue growth of approximately 10 percent over fiscal 2018.

•	Operating margin of 8.8 to 9.3 percent.

•	Earnings per diluted share of $3.30 to $3.50.

•
Adjusted operating margin of 9.1 to 9.6 percent and adjusted earnings per diluted share of $3.43 to $3.63. These are non-GAAP measures that reflect the after-tax impact of amortization of short-lived acquired intangible assets from the Sotawall and EFCO acquisitions of $3.8 million ($0.13 per diluted share).

•	Capital expenditures of approximately $60 to $65 million.

•	Effective annual tax rate of approximately 24 percent.

Recently Issued Accounting Pronouncements
See Note 1 of the Notes to Consolidated Financial Statements within Item 8 of this Form 10-K for information pertaining to recently issued accounting pronouncements, incorporated herein by reference.

Critical Accounting Policies
Our analysis of operations and financial condition is based on our consolidated financial statements prepared in accordance with U.S. GAAP. Preparation of these consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities. In developing these estimates and assumptions, a collaborative effort is undertaken involving management across the organization, including finance, sales, project management, quality, risk, legal and tax, as well as outside advisors, such as consultants, engineers, lawyers and actuaries. Our estimates are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under other assumptions or circumstances.

We consider the following items in our consolidated financial statements to require significant estimation or judgment.

Revenue recognition
We recognize revenue when title has transferred, except within our Architectural Services segment and for one business within our Architectural Framing Systems segment, which enter into fixed-price contracts for projects typically performed over a 12- to 24-month timeframe. The contracts clearly specify the enforceable rights of the parties, the consideration and the terms of settlement, and both parties are expected to satisfy all obligations under the contract. We record revenue for these contracts on a percentage-of-completion basis as we are able to reasonably estimate total contract revenue and total contract costs. We compare the total costs incurred to date to the total estimated costs for the contract, and record that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe utilizing the cost-to-cost method for revenue recognition provides the greatest degree of accuracy in measuring revenue throughout the contract period. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in contract revenue only upon customer approval. Recognizing revenue under the percentage-of-completion method of accounting requires significant estimates, including total costs and the percentage complete on the contract, as well as any potential losses or contract overruns. During fiscal 2018, approximately 22 percent of our consolidated sales were recorded on a percentage-of-completion basis.

Goodwill and indefinite-lived intangible asset impairment
Goodwill
We evaluate goodwill for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. This year we elected to bypass the qualitative assessment process and to proceed directly to comparing the fair value of each of our reporting units to carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill impairment is not indicated. Each of our nine businesses (or business units) represents a reporting unit for the goodwill impairment analysis. For our goodwill impairment testing beginning in fiscal 2018, we have elected to early adopt Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment. As a result of this election, if the carrying amount of a reporting unit would be determined to be higher than its estimated fair value, an impairment loss is recognized for the excess.

We base our determination of fair value on a discounted cash flow methodology that involves significant judgment and projections of future performance. Assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on the annual operating plan and long-term business plan for each business unit. These plans take into consideration numerous factors, including historical experience, anticipated future economic conditions and growth expectations for the industries and end markets in which we participate. Growth rates for revenues and operating profits vary for each reporting unit. The discount rate assumption is consistent across business units and takes into consideration an estimated weighted-average cost of capital.

Based on our analysis, the estimated fair value of each reporting unit exceeded its carrying value and, therefore, goodwill impairment was not indicated. However, for one of our businesses within our Architectural Framing Systems segment with goodwill of approximately $21.8 million, fair value did not exceed carrying value by a significant margin. We utilized a discount rate of 10.8 percent in determining the discounted cash flows in our fair value analysis and a perpetual growth rate of 3 percent. If our discount rate were to increase by 100 basis points, the fair value of this reporting units could fall below carrying value, which would indicate impairment of the goodwill on this business.

Indefinite-lived intangible assets
We hold intangible assets for certain acquired tradenames and trademarks which are determined to have indefinite useful lives. We evaluate the reasonableness of the useful life and test indefinite-lived intangible assets for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. We bypassed a qualitative assessment and performed a quantitative impairment test to compare the fair value of each indefinite-lived intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount becomes the asset's new accounting basis.

Fair value is measured using the relief-from-royalty method. This method assumes the trade name or mark has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue from the related asset, the appropriate royalty rate, and the weighted average cost of capital. The assessment of fair value involves significant judgment and projections about future performance. Based on our analysis, the fair value of each indefinite-lived asset exceeded the carrying amount, and we determined indefinite-lived useful lives continue to be reasonable. However, for one of our tradenames, with a carrying value of $32.4 million, the fair value of the tradename did not exceed carrying value by a significant margin. In determining the discounted future revenue in our fair value analysis, we assumed a discount rate of 10.8 percent, a royalty rate of 1 percent, and a perpetual growth rate of 3 percent. If our discount rate were to increase by 10 basis points, the fair value of this tradename could fall below carrying value, which would indicate impairment.

Reserves for disputes and claims regarding product liability and warranties
We are subject to claims associated with our products and services, principally as a result of disputes with our customers involving the performance or aesthetics of our architectural products and services. The time period from when a claim is asserted to when it is resolved, either by dismissal, negotiation, settlement or litigation, can be several years. While we maintain product liability insurance, the insurance policies include significant self-retention of risk in the form of policy deductibles. In addition, certain claims could be determined to be uninsured. We reserve estimated exposures on known claims, as well as on a portion of anticipated claims for product warranty and rework costs, based on historical product liability claims, as a ratio of sales. Factors that could have an impact on the warranty reserve in any given period include: changes in manufacturing quality, shifts in product mix and any significant changes in sales volume.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.

A rise in interest rates could negatively affect the fair value of our fixed income holdings, while serving to provide greater return on our equity investments. To manage our direct risk from changes in market interest rates, we actively monitor the interest-sensitive components of our balance sheet, primarily available-for-sale securities, fixed income securities and debt obligations, and maintain a diversified portfolio in order to minimize the impact of changes in interest rates on net earnings and cash flow. We do not enter into any financial instruments for trading purposes, and we currently do not use derivative financial instruments to manage interest rate risk. We also diversify and manage our investment portfolio in order to limit the impact of potential credit risk.

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. If interest rates were to increase or decrease over the next 12 months by 200 basis points, net earnings would be impacted by approximately $1.3 million. Our debt exceeded investments at March 3, 2018, so as interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

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
We have operations in Canada and Brazil, which primarily transact business in local currencies. We manage these operating activities locally. Revenues, costs, assets and liabilities of these operations are generally denominated in local currencies, thereby mitigating some of the risk associated with changes in foreign exchange rates. However, our consolidated financial results are reported in U.S. dollars. Thus, changes in exchange rates between the Canadian dollar and Brazilian real, on the one hand, and the U.S. dollar, on the other, will impact our results. From time to time, we enter into forward purchase foreign currency contracts, generally with an original maturity date of less than one year, to hedge foreign currency risk (refer to additional discussion within Note 11 of the Notes to Consolidated Financial Statements). Sales from our domestic operations are generally denominated in U.S. dollars.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of March 3, 2018, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). The Company's management believes that, as of March 3, 2018, the Company's internal control over financial reporting was effective based on those criteria.

In accordance with application guidance of the Securities and Exchange Commission, management has excluded from its assessment the internal control over financial reporting at EFCO. EFCO was acquired on June 12, 2017, and its results constitute 26 percent of total consolidated assets, 15 percent of total consolidated revenues and less than one percent of total consolidated operating income, as of and for the year ended March 3, 2018.

Following this report are reports from the Company's independent registered public accounting firm, Deloitte & Touche LLP, on the Company's consolidated financial statements and on the effectiveness of the Company's internal control over financial reporting as of March 3, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the "Company") as of March 3, 2018 and March 4, 2017, and the related consolidated results of operations, statements of comprehensive earnings, statements of cash flows, and statements of shareholders' equity, for each of the three years in the period ended March 3, 2018, and the related notes and the financial statement schedule listed in the Table of Contents at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 3, 2018 and March 4, 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 3, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Minneapolis, MN
April 30, 2018

We have served as the Company's auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of March 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 3, 2018, of the Company and our report dated April 27, 2018, expressed an unqualified opinion on those financial statements.
As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at EFCO Corporation (EFCO), which was acquired on June 12, 2017 and whose financial statements constitute 26 percent of total assets, 15 percent of revenues, and less than one percent of operating income of the consolidated financial statement amounts as of and for the year ended March 3, 2018. Accordingly, our audit did not include the internal control over financial reporting at EFCO.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Minneapolis, MN
April 30, 2018

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 3, 2018	March 4, 2017
Assets
Current assets
Cash and cash equivalents	$19,359	$19,463
Short-term available for sale securities	423	548
Restricted cash	—	7,834
Receivables, net of allowance for doubtful accounts	211,852	185,740
Inventories	85,028	73,409
Refundable income taxes	2,040	1,743
Other current assets	17,576	8,724
Total current assets	336,278	297,461
Property, plant and equipment, net	304,063	246,748
Available for sale securities	8,630	9,041
Deferred tax assets	1,354	4,025
Goodwill	180,956	101,334
Intangible assets	167,349	106,686
Other non-current assets	23,690	19,363
Total assets	$1,022,320	$784,658
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$68,416	$63,182
Accrued payroll and related benefits	36,646	51,244
Accrued self-insurance reserves	10,933	8,575
Other current liabilities	79,696	34,200
Billings in excess of costs and earnings on uncompleted contracts	12,461	28,857
Total current liabilities	208,152	186,058
Long-term debt	215,860	65,400
Unrecognized tax benefits	4,568	3,980
Long-term self-insurance reserves	16,307	8,831
Deferred tax liabilities	4,657	4,025
Other non-current liabilities	61,421	45,787
Commitments and contingent liabilities (Note 11)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,158,042 and 28,680,841 shares, respectively	9,386	9,560
Additional paid-in capital	152,763	150,111
Retained earnings	373,259	341,996
Common stock held in trust	(922)	(875)
Deferred compensation obligations	922	875
Accumulated other comprehensive loss	(24,053)	(31,090)
Total shareholders’ equity	511,355	470,577
Total liabilities and shareholders’ equity	$1,022,320	$784,658

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

	Year-Ended
	March 3, 2018	March 4, 2017	February 27, 2016
(In thousands, except per share data)	(52 weeks)	(53 weeks)	(52 weeks)
Net sales	$1,326,173	$1,114,533	$981,189
Cost of sales	992,655	822,510	737,619
Gross profit	333,518	292,023	243,570
Selling, general and administrative expenses	219,234	169,798	146,177
Operating income	114,284	122,225	97,393
Interest income	538	1,008	981
Interest expense	5,508	971	593
Other income (expense), net	566	543	(457)
Earnings before income taxes	109,880	122,805	97,324
Income tax expense	30,392	37,015	31,982
Net earnings	$79,488	$85,790	$65,342
Earnings per share - basic	$2.79	$2.98	$2.25
Earnings per share - diluted	$2.76	$2.97	$2.22
Weighted average basic shares outstanding	28,534	28,781	29,058
Weighted average diluted shares outstanding	28,804	28,893	29,375

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year-Ended
	March 3, 2018	March 4, 2017	February 27, 2016
(In thousands)	(52 weeks)	(53 weeks)	(52 weeks)
Net earnings	$79,488	$85,790	$65,342
Other comprehensive earnings (loss):
Unrealized (loss) gain on marketable securities, net of $(29), $(45) and $38 of tax (benefit) expense, respectively	(95)	(83)	73
Unrealized gain on foreign currency hedge, net of $47, $- and $- of tax expense, respectively	156	—	—
Unrealized gain on pension obligation, net of $87, $74 and $347 of tax expense, respectively	284	130	610
Foreign currency translation adjustments	6,692	234	(9,734)
Other comprehensive earnings (loss)	7,037	281	(9,051)
Total comprehensive earnings	$86,525	$86,071	$56,291

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended
	March 3, 2018	March 4, 2017	February 27, 2016
(In thousands)	(52 weeks)	(53 weeks)	(52 weeks)
Operating Activities
Net earnings	$79,488	$85,790	$65,342
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	54,843	35,607	31,248
Share-based compensation	6,205	5,986	4,923
Deferred income taxes	3,195	(1,065)	(6,139)
Gain (loss) on disposal of assets	1,037	(371)	(198)
Proceeds from new markets tax credit transaction, net of deferred costs	—	5,109	—
Other, net	(1,431)	(2,331)	1,017
Changes in operating assets and liabilities:
Receivables	18,172	3,460	(2,918)
Inventories	11,521	(6,387)	(2,798)
Accounts payable and accrued expenses	(25,627)	17,449	17,265
Billings in excess of costs and earnings on uncompleted contracts	(16,541)	(9,991)	9,657
Refundable and accrued income taxes	315	(9,647)	12,589
Other, net	(3,714)	392	(1,045)
Net cash provided by operating activities	127,463	124,001	128,943
Investing Activities
Capital expenditures	(53,196)	(68,061)	(42,037)
Purchases of marketable securities	(10,244)	(3,705)	(35,814)
Sales/maturities of marketable securities	10,476	36,433	4,047
Acquisition of business and intangibles	(182,849)	(137,932)	—
Change in restricted cash	7,834	(7,834)	—
Other, net	2,245	(2,659)	(4,052)
Net cash used in investing activities	(225,734)	(183,758)	(77,856)
Financing Activities
Borrowings on line of credit	385,700	121,000	—
Payments on line of credit	(235,740)	(76,012)	—
Borrowings (payments) on debt, net	155	(396)	(56)
Shares withheld for taxes, net of stock issued to employees	(1,712)	(446)	(3,254)
Repurchase and retirement of common stock	(33,676)	(10,817)	(24,911)
Dividends paid	(16,393)	(14,667)	(13,184)
Net cash provided by (used in) financing activities	98,334	18,662	(41,405)
Increase (decrease) in cash and cash equivalents	63	(41,095)	9,682
Effect of exchange rates on cash	(167)	88	(1,397)
Cash and cash equivalents at beginning of year	19,463	60,470	52,185
Cash and cash equivalents at end of period	$19,359	$19,463	$60,470
Noncash Activity
Capital expenditures in accounts payable	$1,784	$3,254	$(2,737)
Deferred payments on acquisition of business	7,500	—	—

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

(In thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at February 28, 2015	29,050	$9,683	$138,575	$256,538	$(801)	$801	$(22,320)
Net earnings	—	—	—	65,342	—	—	—
Unrealized gain on marketable securities, net of $38 tax expense	—	—	—	—	—	—	73
Unrealized gain on pension obligation, net of $347 tax expense	—	—	—	—	—	—	610
Foreign currency translation adjustments	—	—	—	—	—	—	(9,734)
Issuance of stock, net of cancellations	102	34	114	—	(36)	36	—
Share-based compensation	—	—	4,923	—	—	—	—
Tax benefit associated with stock plans	—	—	3,856	—	—	—	—
Exercise of stock options	200	67	1,539	—	—	—	—
Share repurchases	(575)	(192)	(2,996)	(21,723)	—	—	—
Other share retirements	(93)	(31)	(483)	(4,496)	—	—	—
Cash dividends ($0.455 per share)	—	—	—	(13,184)	—	—	—
Balance at February 27, 2016	28,684	$9,561	$145,528	$282,477	$(837)	$837	$(31,371)
Net earnings	—	—	—	85,790	—	—	—
Unrealized loss on marketable securities, net of $45 tax benefit	—	—	—	—	—	—	(83)
Unrealized gain on pension obligation, net of $74 tax expense	—	—	—	—	—	—	130
Foreign currency translation adjustments	—	—	—	—	—	—	234
Issuance of stock, net of cancellations	140	47	105	36	(38)	38	—
Share-based compensation	—	—	5,986	—	—	—	—
Tax deficit associated with stock plans	—	—	(1,745)	—	—	—	—
Exercise of stock options	163	54	1,893	—	—	—	—
Share repurchases	(250)	(83)	(1,357)	(9,377)	—	—	—
Other share retirements	(57)	(19)	(299)	(2,263)	—	—	—
Cash dividends ($0.515 per share)	—	—	—	(14,667)	—	—	—
Balance at March 4, 2017	28,680	$9,560	$150,111	$341,996	$(875)	$875	$(31,090)
Net earnings	—	—	—	79,488	—	—	—
Unrealized loss on marketable securities, net of $29 tax benefit	—	—	—	—	—	—	(95)
Unrealized gain on foreign currency hedge, net of $47 tax expense	—	—	—	—	—	—	156
Unrealized gain on pension obligation, net of $87 tax expense	—	—	—	—	—	—	284
Foreign currency translation adjustments	—	—	—	—	—	—	6,692
Issuance of stock, net of cancellations	128	43	(186)	208	(47)	47	—
Share-based compensation	—	—	6,205	—	—	—	—
Exercise of stock options	102	34	800	—	—	—	—
Share repurchases	(702)	(234)	(3,886)	(29,556)	—	—	—
Other share retirements	(50)	(17)	(281)	(2,484)	—	—	—
Cash dividends ($0.5775 per share)	—	—	—	(16,393)	—	—	—
Balance at March 3, 2018	28,158	$9,386	$152,763	$373,259	$(922)	$922	$(24,053)
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

Fiscal Year. Our fiscal year ends on the Saturday closest to the last day of February, or as determined by the Board of Directors. Fiscal 2018 and 2016 each consisted of 52 weeks, while fiscal 2017 consisted of 53 weeks. Our Brazilian subsidiary follows a calendar year-end and is consolidated on a two-month lag.

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

Marketable securities. Our marketable securities are classified as available for sale, and we test for other-than-temporary losses on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of a security may not be recoverable. We consider all unrealized losses to be temporary in nature. We intend to hold our securities until the full principal amount can be recovered, and we have the ability to do so based on other sources of liquidity. Gross realized gains and losses are included in other income (expense) in our consolidated results of operations.

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

Depreciation is computed on a straight-line basis, based on the following estimated useful lives:

Years
Buildings and improvements	10 to 25
Machinery and equipment	3 to 15
Office equipment and furniture	3 to 7

Goodwill and Intangible Assets. Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. We evaluate goodwill for impairment annually at our year-end, or more frequently if impairment indicators exist. This year we elected to bypass the qualitative assessment process and to proceed directly to comparing the fair value of each of our reporting units to carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill impairment is not indicated. Each of our nine business units represents a reporting unit for the goodwill impairment analysis. Based on our analysis, the estimated fair value of each reporting unit exceeded its carrying value and, therefore, goodwill impairment was not indicated. We have followed a consistent discounted cash flow methodology to evaluate goodwill in all periods presented.

We base our determination of fair value on a discounted cash flow methodology that involves significant judgment and projections of future performance. Assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on the annual operating plan and long-term business plan for each business unit. These plans take into consideration numerous factors, including historical experience, anticipated future economic conditions and growth expectations for the industries and end markets in which we participate. Growth rates for revenues and operating profits vary for each reporting unit. The discount rate assumption for each reporting unit takes into consideration our assessment of risks inherent in the future cash flows of our business and an estimated weighted-average cost of capital.

Intangible assets with indefinite useful lives are tested for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is measured using the relief-from-royalty method. This method assumes the trade name or mark has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue from the related asset, the appropriate royalty rate, and the weighted average cost of capital. The assessment of fair value involves significant judgment and projections about future performance. Based on our analysis, the fair value of each indefinite-lived asset exceeded the carrying amount.

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

Foreign Currency. Local currencies are considered the functional currencies for our subsidiaries outside of the United States. Assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Income and expense items are translated using average monthly exchange rates. Translation adjustments are included in accumulated other comprehensive loss in the consolidated balance sheets.

Derivatives and Hedging Activities. We periodically enter into forward purchase foreign currency contracts, generally with an original maturity date of less than one year, to hedge foreign currency exchange rate risk. All derivative instruments within the scope of ASC 815, Derivatives and Hedging, are recorded on the consolidated balance sheet at fair value. All hedging instruments that qualify for hedge accounting are designated and effective as hedges. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships.We do not hold or issue derivative financial instruments for trading purposes and are not a party to leveraged derivatives.

Revenue Recognition. We recognize revenue when title has transferred, except within our Architectural Services segment and for one business within our Architectural Framing Systems segment, which enter into fixed-price contracts for projects typically performed over a 12- to 24-month timeframe. We record revenue for these contracts on a percentage-of-completion basis as we are able to reasonably estimate total contract revenue and total contract costs. We compare the total costs incurred to date to the total estimated costs for the contract, and record that proportion of the total contract revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe utilizing the cost-to-cost method for revenue recognition provides the greatest degree of accuracy in measuring revenue throughout the contract period. Provisions are established for estimated losses, if any, on uncompleted contracts in the period in which such losses are determined. Amounts representing contract change orders, claims or other items are included in contract revenue only upon customer approval. Approximately 22 percent, 26 percent and 25 percent of our consolidated net sales in fiscal 2018, 2017 and 2016, respectively, were recorded on a percentage-of-completion basis.

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

Research and Development. Research and development costs are expensed as incurred within selling, general and administrative expenses, and were $14.0 million, $8.6 million and $8.0 million for fiscal 2018, 2017 and 2016, respectively. Of these amounts, $1.5 million, $2.2 million and $2.4 million, respectively, were focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and are included in cost of sales.

Advertising. Advertising costs are expensed as incurred within selling, general and administrative expenses, and were $1.4 million in fiscal 2018, $1.1 million in fiscal 2017 and $1.2 million in fiscal 2016.

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

New Accounting Standards. In February 2018, the Financial Accounting Standards Board (FASB), issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits a company to reclassify the disproportionate income tax effects of the 2017 Act on items within AOCI to retained earnings. The FASB refers to these amounts as “stranded tax effects.” The ASU also requires certain new disclosures, applicable for all companies. The guidance is effective for fiscal years beginning after December 15, 2018, and may be early adopted. We are evaluating the timing of adopting this standard, but do not expect it to have a significant impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 (our fiscal 2020), with early adoption permitted. We have elected to early adopt ASU 2017-12, and the standard has been applied to derivative contracts entered into in fiscal 2018.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in the current two-step impairment test process. The new guidance eliminates the current requirement to calculate a goodwill impairment charge using step 2. The standard is applicable to impairment tests performed in periods beginning after December 15, 2019 (our fiscal 2020), with early adoption permitted. We elected to early adopt this standard for our fiscal 2018 goodwill impairment assessment process.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, and in November 2016, it issued 2016-18, Restricted Cash. Both standards provide guidance for presentation of certain topics within the statement of cash flows, including presenting restricted cash within cash and cash equivalents, and are intended to improve consistency in presentation. The new classification guidance is effective for fiscal years beginning after December 15, 2017 (our fiscal 2019), and is to be applied retrospectively for comparability across all periods. These standards may be adopted early, and we are considering the timing of adoption but we do not expect this guidance to have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which provides for a comprehensive change to lease accounting. The new standard requires that a lessee recognize a lease obligation liability and a right to use asset for virtually all leases of property, plant and equipment, subsequently amortized over the lease term. The new standard is effective for fiscal years beginning after

December 15, 2018 (our fiscal 2020), with a modified retrospective transition. The adoption of this standard will result in reflecting assets and liabilities for the value of our leased property and equipment on our consolidated balance sheet, but it is not expected to have a significant impact on our consolidated results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Under the new standard, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, our fiscal 2019 and we adopted the standard beginning in our fiscal year 2019.

•
We adopted the guidance following a modified retrospective transition method, with a cumulative effect adjustment to opening retained earnings in fiscal 2019. We estimate this retained earnings adjustment to be approximately $3 to $5 million.

•
Some of our business units will continue to recognize revenue at the point in time when goods are shipped, as that represents when control is transferred to the customer. We also have business units that will continue to recognize revenue over time, following a cost-to-cost percentage of completion method for revenue recognition.

•
Two of our business units, representing approximately 38 percent of our total net sales, will change from recognizing revenue at a point in time to recognizing revenue over time, to better reflect transfer of control to the customer in line with the new guidance. We have determined measures of progress toward completion for each business, based on the contract terms and the facts and circumstances associated with the performance obligations of each business.

2.    Acquisitions

EFCO
On June 12, 2017, we acquired 100 percent of the stock of EFCO Corporation, a privately-held U.S. manufacturer of architectural aluminum window, curtainwall, storefront and entrance systems for commercial construction projects, for approximately $192 million in cash. The acquisition was funded through our committed revolving credit facility, with $7.5 million of that amount payable in three annual installments beginning in June 2018. Subsequent to the acquistion, we received approximately $2 million through a working capital settlement. EFCO's results of operations have been included in our consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition, including $203.7 million of sales and $0.8 million of operating income. As of March 3, 2018, we had incurred approximately $5.1 million of acquisition-related costs associated with this transaction.
The assets and liabilities of EFCO were recorded in our consolidated balance sheet as of the acquisition date, at their respective fair values. Fair value is estimated based on one or a combination of income, cost and/or market approaches, as determined based on the nature of the asset or liability, and the level of inputs available. With respect to assets and liabilities, the determination of fair value requires management to make subjective judgments, including projections of future operating performance, the appropriate discount rate to apply and long-term growth rates (unobservable inputs classified as Level 3 inputs under the fair value hierarchy described in Note 5), which affect the amounts recorded in the purchase price allocation. The excess of the consideration transferred over the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is indicative of the expected continued growth and development of EFCO. The purchase price allocation is based on the estimated fair values of assets acquired and liabilities assumed, including estimated acquired contract liabilities, as follows:

(In thousands)
Net working capital	$7,689
Property, plant and equipment	44,641
Goodwill	84,162
Other intangible assets	71,500
Less: Long-term liabilities acquired, net	17,643
Net assets acquired	$190,349

Other intangible assets reflect the following:

(In thousands)	Estimated fair value	Estimated useful life (in years)
Customer relationships	$34,800	16
Tradename	32,400	Indefinite
Backlog	4,300	1.5
	$71,500

These fair values are based on estimates and are subject to change, based on finalization of net working capital amounts.

Sotawall
On December 14, 2016, we acquired substantially all the assets of Sotawall, Inc. (now operating under the name Sotawall Limited or "Sotawall"), for approximately $138 million, funded by cash and short-term investments of approximately $73 million and by approximately $65 million of borrowings under our committed revolving line of credit. Sotawall specializes in the design, engineering, fabrication, assembly and installation of unitized curtainwall systems for industrial, commercial and institutional buildings, primarily serving the Canadian and northeastern U.S. geographic regions. Sotawall's results of operations have been included in the consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition. Purchase accounting related to this acquisition was completed during the first quarter of fiscal 2018. Final purchase price allocation was as follows:

(In thousands)
Net working capital	$10,682
Property, plant and equipment	7,993
Goodwill	21,380
Other intangible assets	94,630
Net assets acquired	$134,685

The following table provides certain unaudited pro forma consolidated information for the combined company for the fourth quarters and fiscal years 2018 and 2017, as if the EFCO and Sotawall acquisitions were consummated pursuant to each of their respective same terms at the beginning of the fiscal year preceding their respective acquisition dates.

	Three Months Ended		Twelve Months Ended
(In thousands, except per share data)	March 3, 2018	March 4, 2017	March 3, 2018	March 4, 2017
Net sales	$353,453	$390,669	$1,398,733	$1,474,021
Net earnings	23,157	26,624	81,653	98,795
Earnings per share
Basic	0.82	0.93	2.86	3.44
Diluted	0.81	0.92	2.83	3.43

Unaudited pro forma information has been provided for comparative purposes only and the information does not necessarily reflect what the combined results of operations actually would have been had the acquisitions occurred at the beginning of fiscal year 2017. The information does not reflect the effect of any synergies or integration costs that we expect to result from the acquisitions.

3.	Working Capital

Receivables

(In thousands)	2018	2017
Trade accounts	$157,562	$122,149
Construction contracts	26,545	31,923
Contract retainage	26,388	29,191
Other receivables	2,887	3,972
Total receivables	213,382	187,235
Less allowance for doubtful accounts	(1,530)	(1,495)
Net receivables	$211,852	$185,740

Inventories

(In thousands)	2018	2017
Raw materials	$35,049	$22,761
Work-in-process	17,406	16,154
Finished goods	28,453	29,372
Costs and earnings in excess of billings on uncompleted contracts	4,120	5,122
Total inventories	$85,028	$73,409

Other Current Liabilities

(In thousands)	2018	2017
Warranties	$18,110	$21,100
Acquired contract liabilities	26,422	—
Taxes, other than income taxes	5,342	4,452
Unearned revenue	7,659	411
Other	22,163	8,237
Total other current liabilities	$79,696	$34,200

4.	Marketable Securities

We hold the following marketable securities, classified as available for sale:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 3, 2018
Municipal bonds	$9,183	$8	$(138)	$9,053
March 4, 2017
Municipal bonds	9,595	91	(97)	9,589

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

The following table presents the length of time that our securities were in continuous unrealized loss positions, but were not deemed to be other than temporarily impaired, as of March 3, 2018:

	Less Than 12 Months		Greater Than or Equal to 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$8,165	$(138)	$—	$—	$8,165	$(138)

The amortized cost and estimated fair values of our municipal bonds at March 3, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty. Gross realized gains and losses were insignificant for all periods presented.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$423	$423
Due after one year through five years	4,606	4,543
Due after five years through 10 years	3,349	3,287
Due after 10 years through 15 years	141	140
Due beyond 15 years	664	660
Total	$9,183	$9,053

5.	Fair Value Measurements

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

Financial assets and liabilities measured at fair value on a recurring basis were:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
March 3, 2018
Cash equivalents
Money market funds	$2,901	$—	$2,901
Commercial paper	—	400	400
Total cash equivalents	2,901	400	3,301
Short-term securities
Municipal bonds	—	423	423
Long-term securities
Municipal bonds	—	8,630	8,630
Total assets at fair value	$2,901	$9,453	$12,354
March 4, 2017
Cash equivalents
Money market funds	$4,423	$—	$4,423
Commercial paper	—	5,500	5,500
Total cash equivalents	4,423	5,500	9,923
Short-term securities
Municipal bonds	—	548	548
Long-term securities
Municipal bonds	—	9,041	9,041
Total assets at fair value	$4,423	$15,089	$19,512

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

Foreign currency instruments. We periodically enter into forward purchase foreign currency contracts, generally with an original maturity date of less than one year, to hedge foreign currency exchange rate risk. In the fourth quarter, we held foreign exchange forward contracts with a U.S. dollar notional value of $15.2 million, with the objective of reducing the exposure to fluctuations in the Canadian dollar and the Euro. The fair value of these contracts was a net liability of $0.1 million at year-end. These forward contracts are measured at fair value using unobservable market inputs, such as quotations on forward foreign exchange points and foreign currency exchange rates, and would be classified as Level 2 within the fair value hierarchy above.

6.	Property, Plant and Equipment

(In thousands)	2018	2017
Land	$7,251	$8,400
Buildings and improvements	172,468	162,184
Machinery and equipment	380,952	316,406
Office equipment and furniture	56,752	49,720
Construction in progress	44,095	46,544
Total property, plant and equipment	661,518	583,254
Less accumulated depreciation	(357,455)	(336,506)
Net property, plant and equipment	$304,063	$246,748

Depreciation expense was $37.1 million, $31.6 million and $29.8 million in fiscal 2018, 2017 and 2016, respectively.

As previously announced, as a result of our investments in productivity and increased capabilities which have led to increased capacity, we closed our St. George, UT architectural glass manufacturing facility in March 2018. As a result of the closure, at year-end, the land and building have been classified as available-for-sale and are carried at estimated fair value within property, plant and equipment on our consolidated balance sheets.

7.	Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reporting segment was:

(In thousands)	Architectural Glass	Architectural Services	Architectural Framing Systems	Large-Scale Optical	Total
Balance at February 27, 2016	$25,639	$1,120	$36,680	$10,557	$73,996
Goodwill acquired	—	—	27,444	—	27,444
Foreign currency translation	317	—	(423)	—	(106)
Balance at March 4, 2017	25,956	1,120	63,701	10,557	101,334
Goodwill acquired	—	—	84,162	—	84,162
Goodwill adjustments for purchase accounting	—	—	(5,859)	—	(5,859)
Foreign currency translation	15	—	1,304	—	1,319
Balance at March 3, 2018	$25,971	$1,120	$143,308	$10,557	$180,956

No goodwill impairment has been recorded in any period presented.

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
March 3, 2018
Definite-lived intangible assets
Debt issue costs	$4,516	$(3,248)	$—	$1,268
Non-compete agreements	6,240	(6,078)	6	168
Customer relationships	122,816	(20,277)	(56)	102,483
Trademarks and other intangibles	30,941	(16,553)	(36)	14,352
Total definite-lived intangible assets	164,513	(46,156)	(86)	118,271
Indefinite-lived intangible assets
Trademarks	48,461	—	617	49,078
Total intangible assets	$212,974	$(46,156)	$531	$167,349
March 4, 2017
Definite-lived intangible assets
Debt issue costs	$4,066	$(2,960)	$—	$1,106
Non-compete agreements	6,286	(6,025)	(65)	196
Customer relationships	82,479	(14,013)	(145)	68,321
Trademarks and other intangibles	25,950	(4,917)	(31)	21,002
Total definite-lived intangible assets	118,781	(27,915)	(241)	90,625
Indefinite-lived intangible assets
Trademarks	16,022	—	39	16,061
Total intangible assets	$134,803	$(27,915)	$(202)	$106,686

Amortization expense on definite-lived intangible assets was $17.8 million, $4.0 million and $1.6 million in fiscal 2018, 2017 and 2016, respectively. The amortization expense associated with the debt issue costs is included in interest expense, while the remainder is in selling, general and administrative expenses in the consolidated results of operations. Estimated future amortization expense for definite-lived intangible assets is:

(In thousands)	2019	2020	2021	2022	2023
Estimated amortization expense	$13,155	$8,221	$8,214	$7,908	$7,627

8.	Debt

In June 2017, we amended and restated the credit agreement governing our credit facility, which has a maturity date of November 2021, to increase the amount of the revolving credit facility to $335.0 million. We had $195.0 million outstanding on our revolving credit facility as of March 3, 2018 and $45.0 million outstanding as of March 4, 2017. As defined within our facility, we have two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. If the Company is not in compliance with either of these covenants, our credit facility may be terminated and/or any amounts then outstanding may be declared immediately due and payable. At March 3, 2018, we were in compliance with both financial covenants. We have the ability to issue letters of credit of up to $70.0 million under this credit facility, the outstanding amounts of which decrease the available commitment. At March 3, 2018, $116.5 million was available under this credit facility.

Debt at March 3, 2018 also included $20.4 million of industrial revenue bonds that mature in fiscal years 2021 through 2043 and $0.5 million of long-term debt in Canada that matures in August 2022. The fair value of the industrial revenue bonds approximated carrying value at March 3, 2018, due to the variable interest rates on these instruments. The bonds would be classified as Level 2 within the fair value hierarchy described in Note 5.

We also maintain two Canadian revolving credit facilities totaling $12.0 million Canadian dollars. No borrowings were outstanding under the facilities as of March 3, 2018 or March 4, 2017. Borrowings under the facilities are made available at the sole discretion of the lender and are payable on demand, with interest at rates specified in the credit agreements for the demand facilities.

Debt maturities and other selected information follows:

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Maturities	$121	$121	$5,520	$197,120	$1,098	$12,000	$215,980

(In thousands, except percentages)	2018	2017
Average daily borrowings during the year	$195,400	$34,320
Maximum borrowings outstanding during the year	276,100	91,400
Weighted average interest rate during the year	2.61%	2.22%

(In thousands)	2018	2017	2016
Interest on debt	$5,208	$971	$544
Other interest expense	300	—	49
Interest expense	$5,508	$971	$593

Interest payments were $5.3 million in fiscal 2018, $0.8 million in fiscal 2017 and $0.5 million in fiscal 2016.

9.	Other Non-Current Liabilities

(In thousands)	2018	2017
Deferred benefit from New Markets Tax Credit transactions	$16,708	$16,708
Retirement plan obligations	8,997	9,635
Deferred compensation plan	10,730	7,463
Other	24,986	11,981
Total other non-current liabilities	$61,421	$45,787

10.	Employee Benefit Plans

401(k) Retirement Plan
The Company sponsors a single 401(k) retirement plan covering substantially all full-time, non-union employees, as well as union employees at two of its manufacturing facilities. Under the plan, employees are allowed to contribute up to 60 percent of eligible earnings to the plan, up to statutory limits. The Company contributes a match of 100 percent of the first one percent contributed and 50 percent of the next five percent contributed on eligible compensation that non-union employees contribute and according to contract terms for union employees. The Company match was $7.5 million in fiscal 2018, $6.2 million in fiscal 2017 and $5.4 million in fiscal 2016.

Deferred Compensation Plan
The Company maintains a plan that allows participants to defer compensation. The deferred compensation liability was $10.7 million and $7.7 million at March 3, 2018 and March 4, 2017, respectively. The Company has investments in corporate-owned life insurance policies (COLI) of $10.8 million and money market funds (classified as cash equivalents) of $0.4 million with the intention of utilizing them as long-term funding sources for this plan. The COLI assets are recorded at their net cash surrender values and are included in other non-current assets in the consolidated balance sheet.

Plans under Collective Bargaining Agreements
We contribute to various multi-employer union retirement plans, which provide retirement benefits to the majority of our union employees; none of the plans are considered significant. The total contribution to these plans in fiscal 2018, 2017 and 2016 was $2.9 million, $3.9 million and $3.6 million, respectively.

Pension Plan
The Company sponsors the Tubelite Inc. Hourly Employees' Pension Plan, a defined-benefit pension plan that was frozen to new entrants in fiscal 2004, with no additional benefits accruing to plan participants after such time.

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

(In thousands)	2018	2017
Change in projected benefit obligation
Benefit obligation beginning of period	$14,492	$14,900
Interest cost	531	555
Actuarial (gain) loss	(175)	54
Benefits paid	(1,014)	(1,017)
Benefit obligation at measurement date	13,834	14,492
Change in plan assets
Fair value of plan assets beginning of period	$4,185	$4,261
Actual return on plan assets	10	73
Company contributions	988	868
Benefits paid	(1,014)	(1,017)
Fair value of plan assets at measurement date	4,169	4,185
Underfunded status	$(9,665)	$(10,307)

The underfunded status of our plans was recognized in the consolidated balance sheets:

(In thousands)	2018	2017
Current liabilities	$(668)	$(672)
Other non-current liabilities	(8,997)	(9,635)
Total	$(9,665)	$(10,307)

The following was included in accumulated other comprehensive loss and has not yet been recognized as a component of net periodic benefit cost:

(In thousands)	2018	2017
Net actuarial loss	$5,325	$5,696

The amount recognized in comprehensive earnings, net of tax expense, was:

(In thousands)	2018	2017
Net actuarial gain	$284	$130

Components of the defined-benefit pension plans' net periodic benefit cost:

(In thousands)	2018	2017	2016
Interest cost	$531	$555	$566
Expected return on assets	(41)	(41)	(137)
Amortization of unrecognized net loss	228	225	249
Net periodic benefit cost	$718	$739	$678

Total net periodic pension benefit cost is expected to be approximately $0.7 million in fiscal 2019. The estimated net actuarial loss for the defined-benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for fiscal 2019 is $0.2 million, net of tax benefit.

Additional Information

Assumptions

Benefit Obligation Weighted-Average Assumptions	2018	2017	2016
Discount rate	3.80%	3.80%	3.85%

Net Periodic Benefit Expense Weighted-Average Assumptions	2018	2017	2016
Discount rate	3.80%	3.85%	3.60%
Expected long-term rate of return on assets	2.00%	2.00%	2.00%

Discount rate. The discount rate reflects the current rate at which the defined-benefit plans' pension liabilities could be effectively settled at the end of the year based on the measurement date. The discount rate was determined by matching the expected benefit payments to payments from the Principal Discount Yield Curve. There are no known or anticipated changes in the discount rate assumption that will have a significant impact on pension expense in fiscal 2019.

Expected return on assets. To develop the expected long-term rate of return on assets, we considered historical long-term rates of return achieved by the plan investments, the plan's investment strategy, and current and projected market conditions. In accordance with its policy, the assets of the Tubelite plan are invested in a short-term bond fund and carried at fair value based on prices from recent trades of similar securities, which would be classified as Level 2 in the valuation hierarchy. We do not maintain assets intended for the future use of the SERP.

Contributions
Company contributions to the plans for each of fiscal 2018 and 2017 totaled $1.0 million, which equaled or exceeded the minimum funding requirement.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid by the plans:

(In thousands)	2019	2020	2021	2022	2023	2024-2028
Estimated future benefit payments	$1,048	$1,021	$1,004	$975	$945	$4,387

11.Commitments and Contingent Liabilities

Operating lease commitments. As of March 3, 2018, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rentals based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Total minimum payments	$14,385	$12,440	$9,095	$7,090	$6,199	$14,110	$63,319

Total rental expense, including operating leases and short-term equipment rentals, was $21.8 million, $16.9 million and $15.5 million in fiscal 2018, 2017 and 2016, respectively. We lease the property that holds Sotawall's principal facilities from a company owned by the President of Sotawall. Total rent paid for this facility was approximately $2.6 million in fiscal 2018, and the future minimum lease commitment is $14.9 million.

At March 3, 2018, we had one sale and leaseback agreement for equipment that provides an option to purchase the equipment at projected future fair market value upon expiration of the lease in 2021. The lease is classified as an operating lease in accordance with applicable financial accounting standards. The Company has a deferred gain of $1.3 million under the sale and leaseback transaction, which is included in the balance sheet as other current and non-current liabilities. The average annual lease payment over the remaining life of the lease is $1.0 million.

Bond commitments. In the ordinary course of business, predominantly in the Company’s Architectural Services segment, the Company is required to provide surety or performance bonds that commit payments to its customers for any non-performance. At March 3, 2018, $238.6 million of the Company’s backlog was bonded by performance bonds with a face value of $519.3 million. Performance bonds do not have stated expiration dates, as the Company is released from the bonds upon completion of the contract and any related warranty period. The Company has never been required to make any payments related to these performance-based bonds with respect to any of its current portfolio of businesses.

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

Factors that could have an impact on the warranty accrual in any given period include the following: changes in manufacturing quality, shifts in product mix and any significant changes in sales volume. A warranty rollforward follows:

(In thousands)	2018	2017
Balance at beginning of period	$21,933	$16,340
Additional accruals	4,643	11,499
Acquired reserves	5,663	—
Claims paid	(9,722)	(5,906)
Balance at end of period	$22,517	$21,933

Letters of credit. At March 3, 2018, we had ongoing letters of credit related to construction contracts and certain industrial revenue bonds. The total value of letters of credit under which we were obligated as of March 3, 2018 was approximately $23.5 million, all of which have been issued under our credit facility. Total availability under our credit facility is reduced by borrowings and by letters of credit issued under the facility.

Purchase obligations. Purchase obligations for raw material commitments and capital expenditures totaled $183.9 million as of March 3, 2018.

Environmental liability. In fiscal 2008, we acquired one manufacturing facility which has certain historical environmental conditions. We are working to remediate these conditions; remediation has been conducted without significant disruption to our operations. Our liability for these remediation activities was $1.3 million and $1.4 million at March 3, 2018 and March 4, 2017, respectively.

New Markets Tax Credit transactions. In June 2016, we entered into a transaction with a subsidiary of Wells Fargo (WF) under a qualified New Markets Tax Credit (NMTC) program related to an investment in plant and equipment within our Architectural Glass segment. The NMTC transaction is subject to 100 percent tax credit recapture for a period of seven years. Therefore, proceeds received in exchange for the transfer of the tax credits will be recognized as earnings in fiscal 2024, if the expected tax benefits are delivered without risk of recapture to each bank and our performance obligations are relieved. In exchange for substantially all the benefits derived from tax credits, WF contributed $6.0 million into the project. This is included within other non-current liabilities on our consolidated balance sheets. Direct and incremental costs of $4.5 million are included in other non-current assets on our consolidated balance sheet and will be recognized in proportion to the recognition of the related profits. Variable-interest entities were created as a result of the structure of these transactions, which have been included within our consolidated financial statements as the banks do not have a material interest in the underlying economics of the projects.

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

Share Repurchases
During fiscal 2004, the Board of Directors authorized a share repurchase program, with subsequent increases in authorization, including an increase in authorization by 1,000,000 shares in fiscal 2018. We repurchased 702,299 shares under the program during fiscal 2018, for a total cost of $33.7 million. We repurchased 250,001 shares under the program, for a total cost of $10.8 million, in fiscal 2017, and 575,000 shares under the program, for a total cost of $24.9 million, in fiscal 2016. The Company has repurchased a total of 4,009,932 shares, at a total cost of $106.0 million, since the inception of this program. We have remaining authority to repurchase 1,240,068 shares under this program, which has no expiration date.

In addition to the shares repurchased under this repurchase plan, during fiscal 2018, 2017 and 2016, the Company also withheld $3.0 million, $2.6 million and $5.1 million, respectively, of Company stock from employees in order to satisfy stock-for-stock option exercises or tax obligations related to stock-based compensation, pursuant to terms of board and shareholder-approved compensation plans.

Accumulated Other Comprehensive Loss
The following summarizes the accumulated other comprehensive loss, net of tax, at March 3, 2018 and March 4, 2017:

(In thousands)	2018	2017
Net unrealized loss on marketable securities	$(99)	$(4)
Foreign currency hedge	156	—
Pension liability adjustments	(3,344)	(3,628)
Foreign currency translation adjustments	(20,766)	(27,458)
Total accumulated other comprehensive loss	$(24,053)	$(31,090)

13.	Share-Based Compensation

We have a 2009 Stock Incentive Plan and a 2009 Non-Employee Director Stock Incentive Plan (the Plans) that provide for the issuance of 1,888,000 and 350,000 shares, respectively, for various forms of stock-based compensation to employees and non-employee directors. Awards under these Plans may be in the form of incentive stock options (to employees only), nonstatutory options or stock-settled stock appreciation rights (SARs), all of which are granted with an exercise price equal to the fair market value of the Company’s stock at the date of award. We are also authorized to issue nonvested share awards and nonvested share unit awards under the Plans. Issued SARs vest over a three-year period and options issued to non-employee directors vest at the end of six months, both with a 10-year term. Nonvested share awards and nonvested share unit awards generally vest over a two, three or four-year period.

We had a 2002 Omnibus Stock Incentive Plan, which was terminated in June 2009; no new grants may be made under this plan, although exercises of SARs and options previously granted thereunder will still occur in accordance with the terms of the various grants.

Total stock-based compensation expense under all Plans included in the results of operations was $6.2 million for fiscal 2018, $6.0 million for fiscal 2017 and $4.9 million for 2016. We elect to account for any forfeitures as they occur.

Stock Options and SARs
There were no stock options or SARs issued in any fiscal year presented. Activity for the current year is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value at Year-End
Outstanding at March 4, 2017	229,901	$9.90
Awards exercised	(100,000)	8.34
Outstanding and exercisable at March 3, 2018	129,901	$11.10	2.8 Years	$4,269,503

Cash proceeds from the exercise of stock options were $0.8 million, $1.9 million and $1.6 million for fiscal 2018, 2017 and 2016, respectively. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $4.8 million, $6.0 million and $7.5 million in fiscal 2018, 2017 and 2016, respectively.

Nonvested Share Awards and Units
The following table summarizes nonvested share activity for fiscal 2018:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
March 4, 2017	279,204	$44.80
Granted	135,416	54.61
Vested	(130,940)	45.29
Canceled	(17,500)	49.65
March 3, 2018	266,180	$49.22

At March 3, 2018, there was $6.9 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 19 months. The total fair value of shares vested during fiscal 2018 was $7.1 million.

14.	Income Taxes

Earnings before income taxes consisted of the following:

(In thousands)	2018	2017	2016
U.S.	$111,980	$123,229	$100,859
International	(2,100)	(424)	(3,535)
Earnings before income taxes	$109,880	$122,805	$97,324

The components of income tax expense (benefit) for each of the last three fiscal years was:

(In thousands)	2018	2017	2016
Current
Federal	$22,074	$35,610	$35,888
State and local	3,106	2,929	2,866
International	1,578	(147)	(636)
Total current	26,758	38,392	38,118
Deferred
Federal	4,049	(945)	(5,403)
State and local	351	(78)	(512)
International	(1,205)	(42)	(224)
Total deferred	3,195	(1,065)	(6,139)
Total non-current tax (benefit) expense	439	(312)	3
Total income tax expense	$30,392	$37,015	$31,982

Income tax payments, net of refunds, were $25.7 million, $47.8 million and $25.9 million in fiscal 2018, 2017 and 2016, respectively.

The following table provides a reconciliation of the statutory federal income tax rate to our consolidated effective tax rates:

	2018	2017	2016
Federal income tax expense at statutory rate	32.7%	35.0%	35.0%
Tax rate change revaluation	(3.7)	—	—
Manufacturing deduction	(2.2)	(3.3)	(3.4)
State and local income taxes, net of federal tax benefit	1.8	1.6	1.6
Foreign tax rate differential	(0.7)	(1.6)	—
Tax credits - research & development	(0.9)	(0.7)	(0.8)
Other, net	0.7	(0.9)	0.5
Income tax expense	27.7%	30.1%	32.9%

The estimated effective tax rate for fiscal 2018 declined 2.4 percentage points from fiscal 2017 primarily due to the U.S. Tax Cuts and Jobs Act ("the Act"), which was enacted in December 2017. Among other things, the Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent beginning January 1, 2018, resulting in a blended tax rate for our fiscal 2018. It also requires the revaluation of deferred taxes, which generated a tax benefit in the quarter of $4.1 million.

Also in December 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the Act for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Act. The FASB provided additional guidance to address the accounting for the effects of the provisions related to the taxation of Global Intangible Low-Taxed Income, or GILTI, noting that companies should make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to include the tax expense in the year it is incurred. We have not completed our analysis of the effects of the GILTI provisions and will further consider the accounting policy election within the measurement period as provided for under SEC Staff Accounting Bulletin 118.

In fiscal 2017, we recorded a net tax benefit of $1.9 million on a distribution from our Brazilian operation.

Deferred tax assets and deferred tax liabilities at March 3, 2018 and March 4, 2017 were:

(In thousands)	2018	2017
Other accruals	3,428	4,254
Deferred compensation	8,926	15,189
Goodwill and other intangibles	(4,655)	(7,601)
Depreciation	(19,523)	(18,714)
Liability for unrecognized tax benefits	2,850	2,623
Net operating losses and tax credits	6,272	5,790
Valuation allowance on net operating losses	(4,296)	(2,352)
Unearned income	2,628	—
Other	1,067	811
Deferred tax (liabilities) assets	$(3,303)	$—

The Company has U.S. federal tax credits as well as state net operating loss carryforwards with a tax effect of $6.3 million. A valuation allowance of $4.3 million has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefits in future periods.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2015, or state and local income tax examinations for years prior to fiscal 2010. The Company is not currently under U.S. federal examination for years subsequent to fiscal 2014, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

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

If we were to prevail on all unrecognized tax benefits recorded, $2.4 million, $2.1 million and $2.7 million for fiscal 2018, 2017 and 2016, respectively, would benefit the effective tax rate. Also included in the balance of unrecognized tax benefits for fiscal 2018, 2017 and 2016, are $2.3 million, $2.0 million and $1.8 million, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. For fiscal 2018, we accrued penalties and interest related to unrecognized tax benefits of $0.4 million. For fiscal 2017 and 2016, the accrual was $0.4 million and $0.5 million, respectively.

The following table provides a reconciliation of the total amounts of gross unrecognized tax benefits:

(In thousands)	2018	2017	2016
Gross unrecognized tax benefits at beginning of year	$4,075	$4,512	$4,491
Gross increases in tax positions for prior years	614	54	60
Gross decreases in tax positions for prior years	(122)	(233)	(158)
Gross increases based on tax positions related to the current year	639	508	526
Gross decreases based on tax positions related to the current year	—	—	(33)
Settlements	—	(23)	—
Statute of limitations expiration	(519)	(743)	(374)
Revaluation impact	18	—	—
Gross unrecognized tax benefits at end of year	$4,705	$4,075	$4,512

The total liability for unrecognized tax benefits is expected to decrease by approximately $0.5 million during fiscal 2019 due to lapsing of statutes.

15.	Earnings per Share

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

(In thousands)	2018	2017	2016
Basic earnings per share - weighted average common shares outstanding	28,534	28,781	29,058
Weighted average effect of nonvested share grants and assumed exercise of stock options	270	112	317
Diluted earnings per share - weighted average common shares and potential common shares outstanding	28,804	28,893	29,375
Stock awards excluded from the calculation of earnings per share because the award price was greater than the average market price of the common shares	141	—	—

16.Business Segment Data

We have four reporting segments:

•
The Architectural Framing Systems segment designs, engineers, fabricates and finishes the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial, institutional and high-end multi-family residential buildings. We have aggregated six operating segments into this reporting segment based on their similar products, customers, distribution methods, production processes and economic characteristics.

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

•	The Large-Scale Optical Technologies (LSO) segment manufactures value-added glass and acrylic products for framing and display applications.

(In thousands)	2018	2017	2016
Net Sales
Architectural Framing Systems	$677,198	$385,978	$308,593
Architectural Glass	384,137	411,881	377,713
Architectural Services	213,757	270,937	245,935
Large-Scale Optical	88,303	89,710	88,541
Intersegment elimination	(37,222)	(43,973)	(39,593)
Total	$1,326,173	$1,114,533	$981,189
Operating Income (Loss)
Architectural Framing Systems	$59,031	$44,768	$31,911
Architectural Glass	32,764	44,656	35,504
Architectural Services	10,420	18,494	11,687
Large-Scale Optical	22,000	22,467	22,963
Corporate and other	(9,931)	(8,160)	(4,672)
Total	$114,284	$122,225	$97,393
Depreciation and Amortization
Architectural Framing Systems	$31,764	$12,404	$8,019
Architectural Glass	14,525	15,912	14,397
Architectural Services	1,325	1,364	1,274
Large-Scale Optical	4,556	4,785	4,998
Corporate and other	2,673	1,142	2,560
Total	$54,843	$35,607	$31,248
Capital Expenditures
Architectural Framing Systems	$15,273	$14,070	$19,166
Architectural Glass	26,228	44,439	17,701
Architectural Services	2,510	1,981	929
Large-Scale Optical	3,307	1,510	1,962
Corporate and other	5,878	6,061	2,279
Total	$53,196	$68,061	$42,037
Identifiable Assets
Architectural Framing Systems	$618,455	$359,633	$193,823
Architectural Glass	250,407	254,840	215,571
Architectural Services	53,424	70,875	81,574
Large-Scale Optical	58,523	58,198	57,369
Corporate and other	41,511	41,112	109,103
Total	$1,022,320	$784,658	$657,440

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

(In thousands)	2018	2017	2016
Net Sales
United States	$1,187,922	$1,031,214	$923,018
Canada	122,981	65,958	39,324
Brazil	15,270	17,361	18,847
Total	$1,326,173	$1,114,533	$981,189
Long-Lived Assets
United States	$283,432	$227,145	$189,624
Canada	13,384	13,303	7,162
Brazil	7,247	6,300	5,676
Total	$304,063	$246,748	$202,462

Apogee's export net sales from U.S. operations of $49.1 million for fiscal 2018 were approximately 4 percent of consolidated net sales; export net sales of $76.2 million for fiscal 2017 were approximately 7 percent of consolidated net sales; and export sales of $79.5 million for fiscal 2016 were approximately 8 percent of consolidated net sales.

17.	Quarterly Data (Unaudited)

	Quarter
(In thousands, except per share data)	First	Second (1)	Third	Fourth (2)	Total
2018
Net sales	$272,307	$343,907	$356,506	$353,453	$1,326,173
Gross profit	70,294	86,001	91,559	85,664	333,518
Net earnings	16,104	17,409	23,646	22,329	79,488
Earnings per share - basic	0.56	0.60	0.82	0.79	2.79
Earnings per share - diluted	0.56	0.60	0.82	0.78	2.76
2017 (3)
Net sales	$247,880	$278,455	$274,072	$314,126	$1,114,533
Gross profit	64,428	72,531	72,868	82,196	292,023
Net earnings	17,722	22,397	22,552	23,119	85,790
Earnings per share - basic	0.62	0.78	0.78	0.81	$2.98
Earnings per share - diluted	0.61	0.77	0.78	0.80	$2.97
Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding, and all other quarterly amounts may not equal the total year due to rounding.

(1) We acquired EFCO in the second quarter of fiscal 2018; refer to Note 2 for additional information.
(2) We acquired Sotawall in the fourth quarter of fiscal 2017; refer to Note 2 for additional information.
(3) Fiscal 2017 contained 53 weeks.

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

The other information required by this item, other than the information set forth in Part I above under the heading “Executive Officers of the Registrant,” is set forth under the headings “Proposal 1: Election of Directors,” “Frequently Asked Questions - How Can A Shareholder Recommend or Nominate a Director Candidate?”, “Corporate Governance - Board Meetings and 2017 Annual Meeting of Shareholders,” “Corporate Governance - Board Committee Responsibilities, Meetings and Membership” and “Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 28, 2018, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end (our 2018 Proxy Statement). This information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation” and “Non-Employee Director Compensation" in our 2018 Proxy Statement. This information is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes, with respect to our equity compensation plans, the number of shares of our common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights, and the number of shares remaining available for future issuance under our equity compensation plans as of March 3, 2018, the last day of fiscal 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	193,991	(1) (2)	$20.43	(3)	767,351	(4)
Equity compensation plans not approved by security holders	100,341	(5)	8.34		None
Total	294,332		$10.99		767,351

(1)
Includes options and SARs granted under our Amended and Restated 2002 Omnibus Stock Incentive Plan, restricted stock unit awards granted under our Stock Incentive Plan and Non-Employee Director Stock Incentive Plan and phantom shares under our Non-Employee Director Deferred Compensation Plan. None of the outstanding stock options or SARs has dividends rights attached, nor are they transferable. Certain outstanding restricted stock units have dividend rights attached, but none of the restricted stock units are transferable.

(2)
Pursuant to SEC rules and the reporting requirements for this table, we have not included in this column 234,230 shares of restricted stock that are issued and outstanding. All shares of restricted stock outstanding have dividend rights attached, but none of the shares of restricted stock are transferable.

(3)
In calculating the weighted-average exercise price of outstanding options, warrants and rights, only the exercise prices of outstanding options and SARs are included, as the restricted stock units and phantom shares do not have an exercise price.

(4)
Pursuant to SEC Rules and the reporting requirements for this table, of these shares, 55,579 are available for issuance under our Legacy Partnership Plan; 578,206 are available for grant under our Stock Incentive Plan;87,432 are available for grant under our Non-Employee Director Stock Incentive Plan; no shares are available for grant under our 2002 Omnibus Stock Incentive Plan; and 46,134 are available for grant under our Deferred Compensation Plan for Non-Employee Directors.

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the headings “Corporate Governance - Board Independence” and "Corporate Governance - Certain Relationships and Related Transactions" in our 2018 Proxy Statement. This information is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the headings “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm - Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in our 2018 Proxy Statement. This information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as a part of this report:

1.	Financial Statements - The consolidated financial statements listed below are set forth in Item 8 of Part II of this report.

Consolidated Balance Sheets as of March 3, 2018 and March 4, 2017

Consolidated Results of Operations for the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

Consolidated Statements of Comprehensive Earnings for the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

Consolidated Statements of Cash Flows for the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

Consolidated Statements of Shareholders' Equity for the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules - Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Deductions from Reserves(1)	Other Changes(2)	Balance at End of Period
Allowances for doubtful receivables
For the year ended March 3, 2018	$1,495	$252	$1,345	$1,559	$(3)	$1,530
For the year ended March 4, 2017	2,497	25	(416)	579	(32)	1,495
For the year ended February 27, 2016	3,242	—	(197)	493	(55)	2,497
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
10.29*
Third Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, dated October 5, 2017. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 10, 2017.

10.30*
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated June 9, 2017, by and among the Company, the Lenders (as defined therein), and Wells Fargo Bank, NA, as administrative agent for the Lenders, swingline lender and (with Commerce Bank) issuer of letters of credit. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 14, 2017.

10.31*
Form of Bonus Pool Award Agreement under the Apogee Enterprises, Inc. 2016 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 3, 2017.

10.32*
Form of Stock Option Agreement to be entered into by Apogee Enterprises, Inc. and Joseph F. Puishys on August 22, 2011. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on August 8, 2011.

10.33*
Form of Bonus Pool Award Agreement under the Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 5, 2014.

10.34*
Form of CEO Evaluation-Based Retention Incentive Agreement under the Apogee Enterprises, Inc. 2016 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 3, 2017.

10.35*	Apogee Enterprises, Inc. 2012 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 27, 2012.
10.36*
Stock Purchase Agreement, dated as of April 28, 2017, by and among Apogee Enterprises, Inc., EFCO Corporation, and Pella Corporation. Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 2, 2017.

10.37*
Form of CEO Performance-Based Retention Incentive Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated herein by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on April 27, 2016.

10.38*#	Form of Change-in-Control Severance Agreement.
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
10.46*
Form of CEO Evaluation-Based Retention Incentive Agreement under the Apogee Enterprises, Inc. 2016 Executive Management Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 3, 2017.

10.47
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of June 9, 2017, by and among the Company, the Lenders (as defined therein), and Wells Fargo Bank, National Association, as administrative agent for the Lenders, swingline lender and (with Comerica Bank) issuer of letters of credit. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on June 14, 2017.

10.48*
Third Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, dated October 5, 2017. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on October 10, 2017.

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
101
The following materials from Apogee Enterprises, Inc.'s Annual Report on Form 10-K for the year ended March 3, 2018 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 3, 2018 and March 4, 2017, (ii) the Consolidated Results of Operations for the three years ended March 3, 2018, March 4, 2017 and February 27, 2016, (iii) the Consolidated Statements of Comprehensive Earnings for the three years ended March 3, 2018, March 4, 2017 and February 27, 2016, (iv) the Consolidated Statements of Cash Flows for the three years ended March 3, 2018, March 4, 2017, and February 27, 2016, (v) the Consolidated Statements of Shareholders' Equity for the years ended March 3, 2018, March 4, 2017 and February 27, 2016 and (vi) the Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2018.

APOGEE ENTERPRISES, INC.

/s/ Joseph F. Puishys
Joseph F. Puishys
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2018.

Signature	Title	Signature	Title
/s/ Joseph F. Puishys	President, CEO and	/s/ James S. Porter	Executive Vice
Joseph F. Puishys	Director (Principal Executive Officer)	James S. Porter	President and CFO (Principal Financial and Accounting Officer)

/s/ Bernard P. Aldrich	Chairman	/s/ Robert J. Marzec	Director
Bernard P. Aldrich		Robert J. Marzec

/s/ Jerome L. Davis	Director	/s/ Donald A. Nolan	Director
Jerome L. Davis		Donald A. Nolan

/s/ Sara L. Hays	Director	Herbert K. Parker	Director
Sara L. Hays

/s/ Lloyd E. Johnson	Director	/s/ Richard V. Reynolds	Director
Lloyd E. Johnson		Richard V. Reynolds

/s/ John T. Manning	Director	/s/ Patricia K. Wagner	Director
John T. Manning		Patricia K. Wagner