Form 10-Q
period 2018-06-02
APOGEE ENTERPRISES, INC.
filed 2018-07-12
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 2, 2018

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
_________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 11, 2018, 28,271,461 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

In thousands, except stock data	June 2, 2018	March 3, 2018
Assets
Current assets
Cash and cash equivalents	$21,620	$19,359
Short-term available for sale securities	2,394	423
Receivables, net of allowance for doubtful accounts	185,543	211,852
Inventories	77,299	80,908
Costs and earnings on contracts in excess of billings	39,365	4,120
Refundable income taxes	2,356	2,040
Other current assets	15,573	17,576
Total current assets	344,150	336,278
Property, plant and equipment, net	304,350	304,063
Available for sale securities	12,738	8,630
Goodwill	187,034	180,956
Intangible assets	161,964	167,349
Other non-current assets	25,079	25,044
Total assets	$1,035,315	$1,022,320
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$72,050	$68,416
Accrued payroll and related benefits	29,076	36,646
Accrued self-insurance reserves	5,047	10,933
Billings on contracts in excess of costs and earnings	24,381	12,461
Other current liabilities	74,269	79,696
Total current liabilities	204,823	208,152
Long-term debt	214,540	215,860
Long-term self-insurance reserves	18,720	16,307
Other non-current liabilities	72,645	70,646
Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,225,767 and 28,158,042 respectively	9,409	9,386
Additional paid-in capital	154,261	152,763
Retained earnings	386,518	373,259
Common stock held in trust	(831)	(922)
Deferred compensation obligations	831	922
Accumulated other comprehensive loss	(25,601)	(24,053)
Total shareholders’ equity	524,587	511,355
Total liabilities and shareholders’ equity	$1,035,315	$1,022,320

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended
In thousands, except per share data	June 2, 2018	June 3, 2017
Net sales	$336,531	$272,307
Cost of sales	255,801	202,013
Gross profit	80,730	70,294
Selling, general and administrative expenses	58,735	46,188
Operating income	21,995	24,106
Interest income	230	167
Interest expense	1,949	444
Other (expense) income, net	(22)	179
Earnings before income taxes	20,254	24,008
Income tax expense	4,881	7,904
Net earnings	$15,373	$16,104
Earnings per share - basic	$0.55	$0.56
Earnings per share - diluted	$0.54	$0.56
Weighted average basic shares outstanding	28,189	28,851
Weighted average diluted shares outstanding	28,437	28,861

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended
In thousands	June 2, 2018	June 3, 2017
Net earnings	$15,373	$16,104
Other comprehensive earnings:
Unrealized gain on marketable securities, net of $2 and $33 of tax expense, respectively	10	62
Unrealized loss on foreign currency hedge, net of $92 and $0 of tax benefit, respectively	(304)	—
Foreign currency translation adjustments	(517)	(718)
Other comprehensive earnings	(811)	(656)
Total comprehensive earnings	$14,562	$15,448

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
In thousands	June 2, 2018	June 3, 2017
Operating Activities
Net earnings	$15,373	$16,104
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,050	11,423
Share-based compensation	1,514	1,403
Deferred income taxes	4,094	2,540
Other, net	(440)	(1,223)
Changes in operating assets and liabilities:
Receivables	26,183	5,125
Inventories	6,578	(8,093)
Costs and earnings on contracts in excess of billings	(35,258)	381
Accounts payable and accrued expenses	(19,715)	(30,736)
Billings on contracts in excess of costs and earnings	11,933	5,109
Refundable and accrued income taxes	301	4,867
Other, net	730	(988)
Net cash provided by operating activities	25,343	5,912
Investing Activities
Capital expenditures	(9,327)	(11,430)
Proceeds from sales of property, plant and equipment	706	—
Purchases of marketable securities	(8,619)	(1,535)
Sales/maturities of marketable securities	2,495	3,220
Other, net	(1,485)	1,742
Net cash used in investing activities	(16,230)	(8,003)
Financing Activities
Borrowings on line of credit	90,000	37,000
Payments on line of credit	(92,000)	(31,000)
Shares withheld for taxes, net of stock issued to employees	(1,433)	(1,596)
Dividends paid	(4,410)	(4,002)
Other	712	—
Net cash (used in) provided by financing activities	(7,131)	402
Increase (decrease) in cash and cash equivalents	1,982	(1,689)
Effect of exchange rates on cash	279	47
Cash, cash equivalents and restricted cash at beginning of year	19,359	27,297
Cash, cash equivalents and restricted cash at end of period	$21,620	$25,655
Noncash Activity
Capital expenditures in accounts payable	$2,162	$4,201

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

In thousands	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at March 3, 2018	28,158	$9,386	$152,763	$373,259	$(922)	$922	$(24,053)
Cumulative effect adjustment (see Note 1)	—	—	—	2,999	—	—	—
Reclassification of tax effects (see Note 1)	—	—	—	737	—	—	(737)
Net earnings	—	—	—	15,373	—	—	—
Unrealized gain on marketable securities, net of $2 tax expense	—	—	—	—	—	—	10
Unrealized loss on foreign currency hedge, net of $92 tax benefit	—	—	—	—	—	—	(304)
Foreign currency translation adjustments	—	—	—	—	—	—	(517)
Issuance of stock, net of cancellations	90	30	35	—	91	(91)	—
Share-based compensation	—	—	1,514	—	—	—	—
Exercise of stock options	19	6	177	—	—	—	—
Other share retirements	(41)	(13)	(228)	(1,440)	—	—	—
Cash dividends	—	—	—	(4,410)	—	—	—
Balance at June 2, 2018	28,226	$9,409	$154,261	$386,518	$(831)	$831	$(25,601)

Balance at March 4, 2017	28,680	$9,560	$150,111	$341,996	$(875)	$875	$(31,090)
Net earnings	—	—	—	16,104	—	—	—
Unrealized gain on marketable securities, net of $33 tax expense	—	—	—	—	—	—	62
Foreign currency translation adjustments	—	—	—	—	—	—	(718)
Issuance of stock, net of cancellations	52	17	39	—	(11)	11	—
Share-based compensation	—	—	1,403	—	—	—	—
Exercise of stock options	100	33	800	—	—	—	—
Other share retirements	(44)	(14)	(246)	(2,226)	—	—	—
Cash dividends	—	—	—	(4,002)	—	—	—
Balance at June 3, 2017	28,788	$9,596	$152,107	$351,872	$(886)	$886	$(31,746)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended March 3, 2018. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three-month period ended June 2, 2018 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations.

Significant accounting policies update
Our significant accounting policies are included in Note 1 "Summary of Significant Accounting Policies and Related Data" of our Annual Report on Form 10-K for the year ended March 3, 2018. On March 4, 2018, we adopted ASC 606, Revenue from Contracts with Customers, and as a result, made updates to our significant accounting policy for revenue recognition.

We generate revenue from the design, engineering and fabrication of architectural glass, curtainwall, window, storefront and entrance systems, and from installing those products on commercial buildings. We also manufacture value-added glass and acrylic products. Due to the diverse nature of our operations and various types of contracts with customers, we have businesses that recognize revenue over time and businesses that recognize revenue at a point in time.

In the current period, approximately 46 percent of our total revenue is recognized at the time products are shipped from our manufacturing facilities, which is when control is transferred to our customer, consistent with past practices. These businesses do not generate contract-related assets or liabilities. Variable consideration associated with these contracts and orders, generally related to early pay discounts or volume rebates, is not considered significant.

We also have three businesses which operate under long-term, fixed-price contracts, representing approximately 34 percent of our total revenue in the current period. This includes one business which changed revenue recognition practices due to the adoption of the new guidance, moving from recognizing revenue at shipment to an over-time method of revenue recognition. The contracts for these businesses have a single, bundled performance obligation, as these businesses generally provide interrelated products and services and integrate these products and services into a combined output specified by the customer. The customer obtains control of this combined output, generally integrated window systems or installed window and curtainwall systems, over time. We measure progress on these contracts following an input method by comparing total costs incurred to-date to the total estimated costs for the contract, and record that proportion of the total contract price as revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe this method of recognizing revenue is consistent with our progress in satisfying our contract obligations.

Due to the nature of the work required under these long-term contracts, the estimation of total revenue and costs incurred throughout a project is subject to many variables and requires significant judgment. It is common for these contracts to contain potential bonuses or penalties which are generally awarded or charged upon certain project milestones or cost or timing targets, and can be based on customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on our assessments of anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

Long-term contracts are often modified to account for changes in contract specifications and requirements of work to be performed. We consider contract modifications to exist when the modification, generally through a change order, either creates new or changes existing enforceable rights and obligations, and we evaluate these types of modifications to determine whether they may be considered distinct performance obligations. In many cases, these contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are therefore accounted for as part of the existing contract. The effect of a contract modification on the transaction price and our measure of progress is recognized as an adjustment to revenue, generally on a cumulative catch-up basis.

Typically, under these fixed-price contracts, we bill our customers following an agreed-upon schedule based on work performed. Because the progress billings do not generally correspond to our measurement of revenue on a contract, we generate contract assets when we have recognized revenue in excess of the amount billed to the customer. We generate contract liabilities when we have billed the customer in excess of revenue recognized on a contract.

Finally, we have one business, making up approximately 20 percent of our total revenue in the current period, that recognizes revenue following an over-time output method based upon units produced. The customer is considered to have control over the products at the time of production, as the products are highly customized with no alternative use, and we have an enforceable right to payment for performance completed over the production period. We believe this over-time output method of recognizing revenue reasonably depicts the fulfillment of our performance obligations under our contracts. Previously, this business recognized revenue at the time of shipment. Billings still occur upon shipment. Therefore, contract assets are generated for the unbilled amounts on contracts when production is complete. Variable consideration associated with these orders, generally related to early pay discounts, is not considered significant.

As outlined within the new accounting guidance, we elected several practical expedients in our transition to ASC 606:

•
We have made an accounting policy election to account for shipping and handling activities that occur after control of the related goods transfers to the customer as fulfillment activities, instead of assessing such activities as performance obligations.

•	We have made an accounting policy election to exclude from the transaction price all sales taxes related to revenue producing transactions collected from the customer for a government authority.

•
We generally expense incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs primarily relate to sales commissions and are included in selling, general and administrative expenses.

•
We have not adjusted contract price for a significant financing component, as we expect the period between when our goods and services are transferred to the customer and when the customer pays for those goods and services to be less than a year.

Adoption of new accounting standards
We adopted the new guidance in ASC 606 using the modified retrospective transition method applied to those contracts which were not complete as of March 4, 2018. Prior period amounts were not adjusted and therefore continue to be reported in accordance with the accounting guidance and our accounting policies in effect for those periods.

Representing the cumulative effect of adopting ASC 606, we recorded a $3.0 million increase to the opening balance of retained earnings as of March 4, 2018. For the quarter ending June 2, 2018, the application of the new accounting guidance had the following impact on our consolidated financial statements:

In thousands	As reported	Balances without adoption of ASC 606
Consolidated results of operations
Net sales	$336,531	$327,251
Cost of sales	255,801	248,657
Gross profit	80,730	78,594
Selling, general and administrative expenses	58,735	58,386
Operating income	$21,995	$20,208

Income tax expense	$4,881	$4,451
Net earnings	15,373	14,016

Consolidated balance sheet
Inventories	$77,299	$86,655
Costs and earnings on contracts in excess of billings	39,365	15,265
Billings on contracts in excess of costs and earnings	24,381	24,124
Other current liabilities	74,269	73,297
Retained earnings	386,518	384,876

The changes above are primarily a result of the transition of certain of our businesses from recognizing revenue at the time of shipment to over-time methods of revenue recognition.

We also adopted ASU 2016-15, Statement of Cash Flows, and ASU 2016-18, Restricted Cash, this quarter. Both standards provide guidance for presentation of certain topics within the statement of cash flows, including presenting restricted cash within cash and cash equivalents, and they have been applied retrospectively for comparability across all periods. The adoption of these standards did not have a significant impact on our consolidated statements of cash flows.

Finally, we elected to early adopt ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the current quarter. This standard permits a company to reclassify the disproportionate income tax effects of the 2017 Tax Cuts and Jobs Act on items within accumulated other comprehensive income ("AOCI") to retained earnings. The FASB refers to these amounts as “stranded tax effects.” As a result of this adoption, we reclassified income tax effects of $0.7 million resulting from tax reform from AOCI to retained earnings following a portfolio approach. These stranded tax effects are derived from the deferred tax balances on our pension obligations as a result of the lower U.S. federal corporate tax rate.

Accounting standards not yet adopted
In February 2016, the FASB issued ASU 2016-02, Leases, which provides for comprehensive changes to lease accounting. The new standard requires that a lessee recognize a lease obligation liability and a right-to-use asset for virtually all leases of property, plant and equipment, subsequently amortized over the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, our fiscal year 2020. The adoption of this standard will result in reflecting assets and liabilities for the value of our leased property and equipment on our consolidated balance sheet, but we do not currently expect this guidance to have a significant impact on our consolidated results of operations. In January 2018, the FASB issued a proposed accounting standard update to the guidance that would allow an entity the option to adopt the guidance on a modified retrospective basis. Under the modified retrospective approach, an entity would recognize a cumulative effect adjustment of initially applying the guidance to the opening balance of retained earnings in the period of adoption. We are monitoring the status of the proposal. We have started the process of gathering and analyzing our lease contracts and are in the process of evaluating changes to our business processes, systems and controls needed to support recognition and disclosure under this new standard.

Subsequent events
We have evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events that required recognition or disclosure in the consolidated financial statements.

2.	Acquisitions

EFCO
On June 12, 2017, we acquired 100 percent of the stock of EFCO Corporation, a privately held U.S. manufacturer of architectural aluminum window, curtainwall, storefront and entrance systems for commercial construction projects, for $192 million in cash. The acquisition was funded through our committed revolving credit facility, with $7.5 million of the purchase price payable in equal installments over the subsequent three years. EFCO's results of operations have been included in our consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition. Those results include $65.3 million of sales and break-even operating income in the current period.

The assets and liabilities of EFCO were recorded in our consolidated balance sheet as of the acquisition date, at their respective fair values. Fair value is estimated based on one or a combination of income, cost and/or market approaches, as determined based on the nature of the asset or liability, and the level of inputs available. With respect to assets and liabilities, the determination of fair value requires management to make subjective judgments as to projections of future operating performance, the appropriate discount rate to apply, long-term growth rates, etc. (i.e. - unobservable inputs classified as Level 3 inputs under the fair value hierarchy described in Note 5), which affect the amounts recorded in the purchase price allocation. The excess of the consideration transferred over the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is indicative of the expected continued growth and development of EFCO. The purchase price allocation that follows is based on these estimated fair values of assets acquired and liabilities assumed, which was finalized in the current quarter:

In thousands
Net working capital	$1,422
Property, plant and equipment	44,641
Goodwill	90,429
Other intangible assets	71,500
Less: Long-term liabilities acquired, net	17,643
Net assets acquired	$190,349

Other intangible assets reflect the following:

In thousands	Estimated fair value	Estimated useful life (in years)
Customer relationships	$34,800	16
Tradename	32,400	Indefinite
Backlog	4,300	1.5
	$71,500

The following table sets forth certain unaudited pro forma consolidated data for the combined company for the first quarter of fiscal 2019 and 2018, as if the EFCO acquisition had been consummated pursuant to its same terms at the beginning of the fiscal year preceding the acquisition date.

	Three Months Ended
In thousands, except per share data	June 2, 2018	June 3, 2017
Net sales	$336,531	$341,686
Net earnings	16,090	17,445
Earnings per share
Basic	0.57	0.62
Diluted	0.57	0.61

We have provided this unaudited pro forma information for comparative purposes only. This information does not necessarily reflect what the combined results of operations actually would have been had the acquisitions occurred at the beginning of fiscal year 2017. The information does not reflect the effect of any synergies or integration costs that will result from the acquisition.

3.	Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 13 for disclosure of revenue by segment):

In thousands
Recognized at shipment	$156,867
Recognized over time	179,664
Total	$336,531

Receivables
Trade and construction accounts receivable consist of amounts billed and due from customers. The amounts due are stated at their estimated net realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. This allowance is based on an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables. Retainage on construction contracts represents amounts withheld by our customers on long-term projects until the project reaches a level of completion where amounts are released.

In thousands	2019	2018
Trade accounts	$143,572	$157,562
Construction contracts	15,436	26,545
Construction contracts - retainage	27,924	26,388
Other receivables	—	2,887
Total receivables	186,932	213,382
Less: allowance for doubtful accounts	(1,389)	(1,530)
Net receivables	$185,543	$211,852

Contract assets and liabilities
Contract assets consist of retainage, costs and earnings in excess of billings and other unbilled amounts typically generated when revenue recognized exceeds the amount billed to the customer. Contract liabilities consist of billings in excess of costs and earnings and other deferred revenue on contracts. Retainage is classified within receivables and deferred revenue is classified within other current liabilities on our consolidated balance sheets.

The time period between when performance obligations are complete and when payment is due is not significant. In certain of our our businesses which recognize revenue over time, progress billings follow an agreed-upon schedule of values and retainage is withheld by the customer until the project reaches a level of completion where amounts are released.

In thousands	June 2, 2018	March 3, 2018
Contract assets	67,289	30,508
Contract liabilities	31,462	20,120

The increase in contract assets was due to additional businesses recognizing revenue in advance of billings, as a result of changing accounting policies for revenue recognition upon adoption of ASC 606. The increase in contract liabilities was due to timing of project activity within our businesses that operate under long-term contracts.

In the first quarter of fiscal 2019, we recognized revenue of $9.1 million related to contract liabilities at March 4, 2018 and revenue of $2.3 million related to performance obligations satisfied in previous periods due to changes in contract estimates.

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that timeframe. Generally these contracts are in our businesses with long-term contracts which recognize revenue over time. As of June 2, 2018, the transaction price associated with unsatisfied performance obligations is approximately $714.4 million. The performance obligations are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

In thousands
Within one year	$448,500
Within two years	232,000
Beyond	33,850
Total	$714,350

4.	Supplemental Balance Sheet Information

Inventories

In thousands	June 2, 2018	March 3, 2018
Raw materials	$36,934	$35,049
Work-in-process	19,032	17,406
Finished goods	21,333	28,453
Total inventories	$77,299	$80,908

Other current liabilities

In thousands	June 2, 2018	March 3, 2018
Warranties	17,908	18,110
Acquired contract liabilities	25,599	26,422
Taxes, other than income taxes	5,614	5,342
Deferred revenue	7,081	7,659
Other	18,067	22,163
Total other current liabilities	$74,269	$79,696

Other non-current liabilities

In thousands	June 2, 2018	March 3, 2018
Deferred benefit from New Market Tax Credit transactions	$16,708	$16,708
Retirement plan obligations	9,635	8,997
Deferred compensation plan	11,646	10,730
Other	34,656	34,211
Total other non-current liabilities	$72,645	$70,646

5.	Financial Instruments

Marketable securities
We hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 2, 2018	15,250	8	(126)	15,132
March 3, 2018	9,183	8	(138)	9,053

We have a wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), which holds these municipal and corporate bonds. Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal and corporate bonds, for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of municipal bonds at June 2, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

In thousands	Amortized Cost	Estimated Fair Value
Due within one year	$2,394	$2,394
Due after one year through five years	7,039	6,980
Due after five years through 10 years	4,563	4,512
Due after 10 years through 15 years	240	240
Due beyond 15 years	1,014	1,006
Total	$15,250	$15,132

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

In thousands	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
June 2, 2018
Cash equivalents
Money market funds	$2,179	$—	$2,179
Short-term securities
Mutual funds	2,273	—	2,273
Municipal and corporate bonds	—	121	121
Total short-term securities	2,273	121	2,394
Long-term securities
Municipal and corporate bonds	—	12,738	12,738
Total assets at fair value	$4,452	$12,859	$17,311
March 3, 2018
Cash equivalents
Money market funds	$2,901	$—	$2,901
Commercial paper	—	400	400
Total cash equivalents	2,901	400	3,301
Short-term securities
Municipal and corporate bonds	—	423	423
Long-term securities
Municipal and corporate bonds	—	8,630	8,630
Total assets at fair value	$2,901	$9,453	$12,354

Cash equivalents
Fair value of money market funds was determined based on quoted prices for identical assets in active markets. Commercial paper was measured at fair value using inputs based on quoted prices for similar securities in active markets.

Short- and long-term securities
Mutual funds were measured at fair value based on quoted prices for identical assets in active markets. Municipal and corporate bonds were measured at fair value based on market prices from recent trades of similar securities and are classified as short-term or long-term based on maturity date.

Foreign currency instruments
We periodically enter into forward purchase foreign currency contracts, generally with an original maturity date of less than one year, to hedge foreign currency exchange rate risk. As of June 2, 2018, we held foreign exchange forward contracts with a U.S. dollar notional value of $23.4 million, with the objective of reducing the exposure to fluctuations in the Canadian dollar and the Euro. The fair value of these contracts was a net liability of $0.2 million as of June 2, 2018. These forward contracts are measured at fair value using unobservable market inputs, such as quotations on forward foreign exchange points and foreign currency exchange rates, and would be classified as Level 2 within the fair value hierarchy above.

6.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill attributable to each reporting segment was:

In thousands	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at March 4, 2017	$63,701	$25,956	$1,120	$10,557	$101,334
Goodwill acquired	84,162	—	—	—	84,162
Goodwill adjustments for purchase accounting	(5,859)	—	—	—	(5,859)
Foreign currency translation	1,304	15	—	—	1,319
Balance at March 3, 2018	143,308	25,971	1,120	10,557	180,956
Goodwill adjustments for purchase accounting	6,267	—	—	—	6,267
Foreign currency translation	(193)	4	—	—	(189)
Balance at June 2, 2018	$149,382	$25,975	$1,120	$10,557	$187,034

The gross carrying amount of other intangible assets and related accumulated amortization was:

In thousands	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
June 2, 2018
Definite-lived intangible assets:
Customer relationships	$122,816	$(21,997)	$(386)	$100,433
Debt issue costs	4,516	(3,326)	—	1,190
Other intangibles	37,181	(25,731)	(98)	11,352
Total definite-lived intangible assets	164,513	(51,054)	(484)	112,975
Indefinite-lived intangible assets:
Trademarks	49,077	—	(88)	48,989
Total intangible assets	$213,590	$(51,054)	$(572)	$161,964
March 3, 2018
Definite-lived intangible assets:
Customer relationships	$122,816	$(20,277)	$(56)	$102,483
Debt issue costs	4,516	(3,248)	—	1,268
Other intangibles	37,181	(22,631)	(30)	14,520
Total definite-lived intangible assets	164,513	(46,156)	(86)	118,271
Indefinite-lived intangible assets:
Trademarks	48,461	—	617	49,078
Total intangible assets	$212,974	$(46,156)	$531	$167,349

Amortization expense on definite-lived intangible assets was $4.8 million and $3.4 million for the three-month periods ended June 2, 2018 and June 3, 2017, respectively. The amortization expense associated with debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At June 2, 2018, the estimated future amortization expense for definite-lived intangible assets was:

In thousands	Remainder of Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023
Estimated amortization expense	$8,190	$8,177	$8,171	$8,014	$7,626

7.	Debt

We maintain a committed revolving credit facility with maximum borrowings of up to $335.0 million, maturing in November 2021. Outstanding borrowings under our committed revolving credit facility were $193.0 million, as of June 2, 2018, and $195.0 million, as of March 3, 2018. Under this facility, we are subject to two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with

EBITDA calculated on a rolling four-quarter basis. At June 2, 2018, we were in compliance with both financial covenants. Additionally, at June 2, 2018, we had a total of $23.5 million of ongoing letters of credit related to industrial revenue bonds and construction contracts that expire in fiscal 2019 and reduce availability of funds under our committed credit facility.

At June 2, 2018, our debt also included $20.4 million of industrial revenue bonds that mature in fiscal years 2021 through 2043 and $0.4 million of long-term debt in Canada. The fair value of the industrial revenue bonds approximated carrying value at June 2, 2018, due to the variable interest rates on these instruments. All debt would be classified as Level 2 within the fair value hierarchy described in Note 5.

We also maintain two Canadian revolving demand credit facilities totaling $12.0 million Canadian dollars. As of June 2, 2018, $0.7 million was outstanding under these facilities, and no borrowings were outstanding as of March 3, 2018. Borrowings under these facilities are made available at the sole discretion of the lenders and are payable on demand. The Company classifies any outstanding balances under these demand facilities as long-term debt, as outstanding amounts can be refinanced through our committed revolving credit facility.

Interest payments were $1.8 million and $0.5 million for the three months ended June 2, 2018 and June 3, 2017, respectively.

8.	Commitments and Contingent Liabilities

Operating lease commitments. As of June 2, 2018, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rental payments based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

In thousands	Remainder of Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Total minimum payments	$11,290	$13,021	$9,847	$7,663	$6,771	$17,389	$65,981

Bond commitments. In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At June 2, 2018, $238.7 million of our backlog was bonded by performance bonds with a face value of $535.0 million. Performance bonds do not have stated expiration dates, as we are generally released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

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

	Three Months Ended
In thousands	June 2, 2018	June 3, 2017
Balance at beginning of period	$22,517	$21,933
Additional accruals	1,062	1,240
Claims paid	(1,193)	(973)
Balance at end of period	$22,386	$22,200

Letters of credit. At June 2, 2018, we had $23.5 million of ongoing letters of credit, all of which have been issued under our committed revolving credit facility, as discussed in Note 7.

Purchase obligations. Purchase obligations for raw material commitments and capital expenditures totaled $186.4 million as of June 2, 2018.

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

9.	Share-Based Compensation
Total share-based compensation expense included in the results of operations was $1.5 million for the three-month period ended June 2, 2018 and $1.4 million for the three-month period ended June 3, 2017.

Stock options and SARs
Stock option and SAR activity for the current three-month period is summarized as follows:

Stock options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 3, 2018	129,901	$11.10
Awards exercised	(29,560)	20.43
Outstanding and exercisable at June 2, 2018	100,341	8.34	3.2 years	$3,570,133

Cash proceeds from the exercise of stock options were $0.2 million and $0.8 million for the three months ended June 2, 2018 and June 3, 2017, respectively. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $0.6 million during the three months ended June 2, 2018 and $4.8 million during the prior-year period.

Nonvested shares and share units
Nonvested share activity for the current three-month period is summarized as follows:

Nonvested shares and units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at March 3, 2018	266,180	$49.22
Granted	88,103	42.02
Vested	(101,121)	45.97
Canceled	(1,500)	41.44
Nonvested at June 2, 2018	251,662	47.99

At June 2, 2018, there was $9.0 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 23 months. The total fair value of shares vested during the three months ended June 2, 2018 was $4.2 million.

10.	Employee Benefit Plans

The Company sponsors two frozen defined-benefit pension plans: an unfunded Officers’ Supplemental Executive Retirement Plan and the Tubelite Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost were:

	Three Months Ended
In thousands	June 2, 2018	June 3, 2017
Interest cost	$127	$133
Expected return on assets	(10)	(10)
Amortization of unrecognized net loss	57	57
Net periodic benefit cost	$174	$180

11.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2015, or state and local income tax examinations for years prior to fiscal 2011. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2014, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The total liability for unrecognized tax benefits at June 2, 2018 and March 3, 2018 was approximately $5.3 million and $5.1 million, respectively. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.6 million during the next 12 months due to lapsing of statutes.

The Tax Cuts and Jobs Act (the Act) was enacted in December 2017. Among other provisions, the Act created a new tax on certain foreign sourced earnings under the Global Intangible Low-Taxed Income (“GILTI”) provision. Companies are allowed to make an accounting policy election of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or factoring such amounts into the measurement of deferred taxes. We have completed our analysis of the GILTI provisions and are making an accounting policy election to recognize the tax expense on future U.S. inclusions of GILTI income, if any, as a current period expense when incurred.

12.	Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
In thousands	June 2, 2018	June 3, 2017
Basic earnings per share – weighted average common shares outstanding	28,189	28,851
Weighted average effect of nonvested share grants and assumed exercise of stock options	248	10
Diluted earnings per share – weighted average common shares and potential common shares outstanding	28,437	28,861
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	147	—

13.	Segment Information

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

•	The LSO segment manufactures value-added glass and acrylic products primarily for framing and display applications.

	Three Months Ended
In thousands	June 2, 2018	June 3, 2017
Net sales from operations
Architectural Framing Systems	$179,037	$110,492
Architectural Glass	76,925	97,735
Architectural Services	70,727	50,150
Large-Scale Optical	20,761	18,603
Intersegment eliminations	(10,919)	(4,673)
Net sales	$336,531	$272,307
Operating income (loss) from operations
Architectural Framing Systems	$12,339	$11,964
Architectural Glass	1,579	9,322
Architectural Services	5,155	782
Large-Scale Optical	4,981	4,050
Corporate and other	(2,059)	(2,012)
Operating income	$21,995	$24,106

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, it is impractical to report product revenues generated by class of product, beyond the segment revenues currently reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements
This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2018. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2018.

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

Overview
We are a world leader in certain technologies involving the design and development of value-added glass and metal products and services for enclosing commercial buildings and framing and displays. Our four reporting segments are: Architectural Framing Systems, Architectural Glass, Architectural Services and Large-Scale Optical (LSO).

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended March 3, 2018 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Highlights of First Quarter of Fiscal 2019 Compared to First Quarter of Fiscal 2018

Net sales
Consolidated net sales increased 23.6 percent, or $64.2 million, for the first quarter ended June 2, 2018 compared to the prior year period, due to the addition of EFCO, acquired in June 2017, within the Architectural Framing Systems segment, and strong sales within the Architectural Services segment, partially offset by a timing-related sales decline in the Architectural Glass segment. Approximately 3.4 percent of the increase in net sales in the current year compared to the prior year was due to the change in revenue recognition policies as a result of the adoption of ASC 606, as described in Note 1 to the Consolidated Financial Statements.

The relationship between various components of operations, as a percentage of net sales, is illustrated below:

	Three Months Ended
	June 2, 2018	June 3, 2017
Net sales	100.0%	100.0%
Cost of sales	76.0	74.2
Gross profit	24.0	25.8
Selling, general and administrative expenses	17.5	17.0
Operating income	6.5	8.8
Interest and other (expense) income, net	(0.5)	—
Earnings before income taxes	6.0	8.8
Income tax expense	1.5	2.9
Net earnings	4.5%	5.9%
Effective tax rate	24.1%	32.9%

Gross profit
Gross profit as a percent of sales was 24.0 percent for the three-month period ended June 2, 2018, compared to 25.8 percent for the three-month period ended June 3, 2017. Gross profit as a percent of sales declined from the prior-year primarily due to the inclusion of the lower gross margin EFCO business and reduced volume leverage in the Architectural Glass segment.
Selling, general and administrative (SG&A) expenses
SG&A expenses as a percent of sales increased to 17.5 percent in the three-month period ended June 2, 2018, compared to 17.0 percent in the prior year three-month period, primarily due to increased selling costs from the inclusion of EFCO.
Income tax expense
The effective tax rate in the first quarter of fiscal 2018 was 24.1 percent, compared to 32.9 percent in the same period last year, primarily driven by the provisions of the Tax Cuts and Jobs Act, enacted in December 2017.

Segment Analysis

Architectural Framing Systems

	Three Months Ended
In thousands	June 2, 2018	June 3, 2017	% Change
Net sales	$179,037	$110,492	62.0%
Operating income	12,339	11,964	3.1%
Operating margin	6.9%	10.8%
Architectural Framing Systems net sales increased $68.5 million, or 62.0 percent, for the three-month period ended June 2, 2018 compared to the prior year period. The addition of the net sales of EFCO provided the large majority of the increase, with additional growth driven by geographic expansion and new product sales by businesses existing prior to recent acquisitions. This growth was partially offset by a year-over-year decline in Canadian curtainwall sales, due to timing of project activity.
Operating margin declined 390 basis points for the current quarter compared to the same period in the prior year, resulting from the inclusion of EFCO at lower operating margins and reduced operating leverage on lower Canadian curtainwall sales, partially offset by operating improvements in our businesses existing prior to recent acquisitions.

Backlog in this segment, as of June 2, 2018, was approximately $400 million, compared to approximately $378 million at fiscal 2018 year-end.

Architectural Glass

	Three Months Ended
In thousands	June 2, 2018	June 3, 2017	% Change
Net sales	$76,925	$97,735	(21.3)%
Operating income	1,579	9,322	(83.1)%
Operating margin	2.1%	9.5%
Net sales declined $20.8 million, or 21.3 percent, from the the prior year period, due to changes in the timing of customer orders. Operating margin declined 740 basis points for the three-month period of the current year, compared to the prior year, due to lower volumes.

Architectural Services

	Three Months Ended
In thousands	June 2, 2018	June 3, 2017	% Change
Net sales	$70,727	$50,150	41.0%
Operating income	5,155	782	559.2%
Operating margin	7.3%	1.6%
Architectural Services net sales increased $20.6 million, or 41.0 percent, over the prior year, primarily due to year-on-year timing of project activity. Operating margin increased 570 basis points for the three-month period of the current year compared to the prior year, due to volume leverage and strong operating performance.
As of June 2, 2018, backlog in this segment grew to approximately $439 million, compared to approximately $426 million at fiscal 2018 year-end.

Large-Scale Optical (LSO)

	Three Months Ended
In thousands	June 2, 2018	June 3, 2017	% Change
Net sales	$20,761	$18,603	11.6%
Operating income	4,981	4,050	23.0%
Operating margin	24.0%	21.8%
LSO net sales increased $2.2 million, or 11.6 percent, for the three-month period ended June 2, 2018, over the prior year, as a result of strong core picture framing demand, product mix and growth in new markets. Operating margin increased 220 basis points for the three-month period of the current year compared to the prior year, driven by volume leverage and favorable product mix.

Liquidity and Capital Resources

Selected cash flow data	Three Months Ended
In thousands	June 2, 2018	June 3, 2017
Operating Activities
Net cash provided by operating activities	$25,343	$5,912
Investing Activities
Capital expenditures	(9,327)	(11,430)
Net sales (purchases) of marketable securities	(6,124)	1,685
Financing Activities
Proceeds from issuance of debt	90,000	37,000
Payments on debt	(92,000)	(31,000)
Dividends paid	(4,410)	(4,002)

Operating Activities. Cash provided by operating activities was $25.3 million for the first three months of fiscal 2019, increasing $19.4 million compared to the prior-year period, as a result of timing of working capital payments.

Investing Activities. Net cash used in investing activities was $16.2 million the first three months of fiscal 2019, primarily due to capital expenditures and net purchases of marketable securities, while in the first three months of the prior year, net cash used by investing activities of $8.0 million was driven by capital expenditures. We estimate fiscal 2019 capital expenditures to be $60 to $65 million, as we continue to primarily invest in productivity and capacity to capture new geographic and market segments.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may take actions to adjust capacity, pursue geographic expansion, further invest in, fully divest or sell parts of our current businesses and/or acquire other businesses.

Financing Activities. At June 2, 2018, we had outstanding borrowings under our credit facility of $193 million. As defined within our amended committed revolving credit facility, we are required to comply with two financial covenants. These financial covenants require us to stay below a maximum leverage ratio and to maintain a minimum interest coverage ratio. At June 2, 2018, we were in compliance with both financial covenants.

We paid dividends totaling $4.4 million ($0.1575 per share) in the first three months of fiscal 2019. We did not repurchase shares under our authorized share repurchase program during the first three months of fiscal 2019 or fiscal 2018. We have repurchased a total of 4,009,932 shares, at a cost of $106.0 million, since the fiscal 2004 inception of this program. We currently have remaining authority to repurchase an additional 1,240,068 shares under this program.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of June 2, 2018:

	Payments Due by Fiscal Period
In thousands	Remainder of Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Long-term debt obligations	$121	$121	$5,521	$195,835	$1,063	$12,000	$214,661
Operating leases (undiscounted)	11,290	13,021	9,847	7,663	6,771	17,389	65,981
Purchase obligations	133,636	50,265	1,230	1,230	—	—	186,361
Total cash obligations	$145,047	$63,407	$16,598	$204,728	$7,834	$29,389	$467,003

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

We expect to make contributions of $1.0 million to our defined-benefit pension plans in fiscal 2019, which will equal or exceed our minimum funding requirements.

As of June 2, 2018, we had reserves of $5.3 million and $1.3 million for unrecognized tax benefits and environmental liabilities, respectively. We currently expect approximately $0.6 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At June 2, 2018, we had a total of $23.5 million of ongoing letters of credit related to industrial revenue bonds and construction contracts that expire in fiscal 2019 and reduce availability of funds under our committed credit facility.

In addition to the above standby letters of credit, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance by us. At June 2, 2018, $238.7 million of our backlog was bonded by performance bonds with a face value of $535.0 million. Performance bonds do not have stated expiration dates, as we are generally released from the bonds upon completion of the contract. We have never been required to make any payments related to these performance bonds with respect to any of our current portfolio of businesses.

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

	Three Months Ended
In thousands, except per share data	June 2, 2018	June 3, 2017	% Change
Net earnings	$15,373	$16,104	(5)%
Amortization of short-lived acquired intangibles	2,870	2,054	40%
Acquisition-related costs	—	680	(100)%
Income tax impact on above adjustments (1)	(692)	(899)	(23)%
Adjusted net earnings	$17,551	$17,939	(2)%

Earnings per diluted common share	$0.54	$0.56	(4)%
Amortization of short-lived acquired intangibles	0.10	$0.07	43%
Acquisition-related costs	—	$0.02	(100)%
Income tax impact on above adjustments (1)	(0.02)	(0.03)	(33)%
Adjusted earnings per diluted common share	$0.62	$0.62	—%
(1) Income tax impact on adjustments was calculated using our effective income tax rates of 24.1% for the quarter ended June 2, 2018 and of 32.9% for the quarter ended June 3, 2017.

The following table reconciles operating income (loss) to adjusted operating income (loss).

	Framing Systems Segment		Corporate	Consolidated
In thousands	Operating income	Operating margin	Operating income (loss)	Operating income	Operating margin
Three Months Ended June 2, 2018
Operating income (loss)	$12,339	6.9%	$(2,059)	$21,995	6.5%
Amortization of short-lived acquired intangibles	2,870	1.6	—	2,870	0.9
Adjusted operating income (loss)	$15,209	8.5%	$(2,059)	$24,865	7.4%
Three Months Ended June 3, 2017
Operating income (loss)	$11,964	10.8%	$(2,012)	$24,106	8.9%
Amortization of short-lived acquired intangibles	2,054	1.9%	—	2,054	0.8%
Acquisition-related costs	—	—%	680	680	0.2%
Adjusted operating income (loss)	$14,018	12.7%	$(1,332)	$26,840	9.9%

Outlook
The following statements are based on our current expectations for full-year fiscal 2019 results. These statements are forward-looking, and actual results may differ materially. We are currently expecting:

•	Revenue growth of approximately 10 percent over fiscal 2018.

•	Operating margin of 8.9 percent to 9.4 percent.

•	Earnings per diluted share of $3.35 to $3.55.

•	Adjusted operating margin of 9.2 to 9.7 percent and adjusted earnings per diluted share of $3.48 to $3.68(1).

•	Capital expenditures of $60 to $65 million.
(1)Adjusted operating margin and adjusted earnings per diluted share exclude the impact of amortization of short-lived acquired intangible assets associated with the acquired backlog of Sotawall and EFCO of $3.8 million (after tax, $0.13 per diluted share). These non-GAAP measures are used by management to evaluate the Company's historical and prospective financial performance, measure operational profitability on a more consistent basis, and provide enhanced transparency to the investment community. These non-GAAP measures should be viewed in addition to, and not as an alternative to, the financial results of the company prepared in accordance with GAAP.

Related Party Transactions
No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended March 3, 2018.

Critical Accounting Policies
Refer to an update to our critical accounting policies included within Item 1, Notes to the Consolidated Financial Statements (Note 1). No other changes have occurred to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 3, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred to the disclosures of quantitative and qualitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended March 3, 2018.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 2, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended March 3, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
March 4, 2018 to March 31, 2018	—	$—	—	1,240,068
April 1, 2018 to April 28, 2018	2,714	41.68	—	1,240,068
April 29, 2018 to June 2, 2018	38,150	41.11	—	1,240,068
Total	40,864	$41.27	—	1,240,068

(a)
The shares in this column represent the total number of shares that were surrendered to us by plan participants to satisfy stock-for-stock option exercises or withholding tax obligations related to share-based compensation. We did not purchase any shares pursuant to our publicly announced repurchase program during the fiscal quarter.

(b)
In fiscal 2004, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock, announced on April 10, 2003. Subsequently, the Board of Directors increased the authorization by 750,000 shares, announced on January 24, 2008; and by 1,000,000 shares on each of the announcement dates of October 8, 2008, January 13, 2016 and January 9, 2018. The repurchase program does not have an expiration date.

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on July 3, 2018.

10.1
Form of CEO Cash-Based Performance Award Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on July 3, 2018.

10.2
Fourth Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, dated June 28, 2018. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on July 3, 2018.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 2, 2018 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 2, 2018 and March 3, 2018, (ii) the Consolidated Results of Operations for the three months ended June 2, 2018 and June 3, 2017, (iii) the Consolidated Statements of Comprehensive Earnings for the three months ended June 2, 2018 and June 3, 2017, (iv) the Consolidated Statements of Cash Flows for the three months ended June 2, 2018 and June 3, 2017, (v) the Consolidated Statements of Shareholders' Equity for the three months ended June 2, 2018 and June 3, 2017, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: July 12, 2018	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: July 12, 2018	By: /s/ James S. Porter
James S. Porter Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)