Form 10-Q
period 2018-09-01
APOGEE ENTERPRISES, INC.
filed 2018-10-09
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 1, 2018

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 8, 2018, 28,182,387 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

In thousands, except stock data	September 1, 2018	March 3, 2018
Assets
Current assets
Cash and cash equivalents	$18,113	$19,359
Receivables, net of allowance for doubtful accounts	200,770	211,852
Inventories	81,933	80,908
Costs and earnings on contracts in excess of billings	44,585	4,120
Other current assets	15,792	20,039
Total current assets	361,193	336,278
Property, plant and equipment, net	308,314	304,063
Restricted cash	17,852	—
Goodwill	186,522	180,956
Intangible assets	157,991	167,349
Other non-current assets	41,745	33,674
Total assets	$1,073,617	$1,022,320
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$75,630	$68,416
Accrued payroll and related benefits	32,254	36,646
Accrued self-insurance reserves	6,718	10,933
Billings on contracts in excess of costs and earnings	24,907	12,461
Other current liabilities	69,707	79,696
Total current liabilities	209,216	208,152
Long-term debt	224,881	215,860
Long-term self-insurance reserves	18,918	16,307
Other non-current liabilities	81,746	70,646
Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 28,260,214 and 28,158,042 respectively	9,420	9,386
Additional paid-in capital	155,898	152,763
Retained earnings	402,619	373,259
Common stock held in trust	(842)	(922)
Deferred compensation obligations	842	922
Accumulated other comprehensive loss	(29,081)	(24,053)
Total shareholders’ equity	538,856	511,355
Total liabilities and shareholders’ equity	$1,073,617	$1,022,320

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
In thousands, except per share data	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Net sales	$362,133	$343,907	$698,664	$616,214
Cost of sales	277,667	257,906	533,468	459,919
Gross profit	84,466	86,001	165,196	156,295
Selling, general and administrative expenses	55,806	58,227	114,542	104,415
Operating income	28,660	27,774	50,654	51,880
Interest income	680	117	910	284
Interest expense	2,624	1,650	4,573	2,095
Other income, net	217	77	196	256
Earnings before income taxes	26,933	26,318	47,187	50,325
Income tax expense	6,420	8,909	11,300	16,813
Net earnings	$20,513	$17,409	$35,887	$33,512
Earnings per share - basic	$0.73	$0.60	$1.28	$1.16
Earnings per share - diluted	$0.72	$0.60	$1.26	$1.16
Weighted average basic shares outstanding	28,128	28,850	28,127	28,850
Weighted average diluted shares outstanding	28,379	28,908	28,377	28,885

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended		Six Months Ended
In thousands	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Net earnings	$20,513	$17,409	$35,887	$33,512
Other comprehensive (loss) earnings:
Unrealized (loss) gain on marketable securities, net of ($11), $17, ($9) and $50 of tax (benefit) expense, respectively	(42)	30	(32)	92
Unrealized loss on foreign currency hedge, net of $17, $-, $109 and $- of tax benefit, respectively	(55)	—	(359)	—
Foreign currency translation adjustments	(3,383)	15,207	(3,900)	14,490
Other comprehensive (loss) earnings	(3,480)	15,237	(4,291)	14,582
Total comprehensive earnings	$17,033	$32,646	$31,596	$48,094

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
In thousands	September 1, 2018	September 2, 2017
Operating Activities
Net earnings	$35,887	$33,512
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,457	25,062
Share-based compensation	3,119	3,063
Deferred income taxes	6,061	(751)
Gain on disposal of assets	(815)	(37)
Proceeds from New Markets Tax Credit transaction, net of deferred costs	6,052	—
Other, net	(682)	(1,168)
Changes in operating assets and liabilities:
Receivables	10,598	8,683
Inventories	2,747	(7,072)
Costs and earnings on contracts in excess of billings	(39,191)	235
Accounts payable and accrued expenses	(15,409)	(33,982)
Billings on contracts in excess of costs and earnings	12,449	4,819
Refundable and accrued income taxes	2,130	7,079
Other, net	(1,474)	1,366
Net cash provided by operating activities	47,929	40,809
Investing Activities
Capital expenditures	(24,241)	(26,825)
Proceeds from sales of property, plant and equipment	774	64
Acquisition of business, net of cash acquired	—	(184,826)
Purchases of marketable securities	(9,066)	(5,436)
Sales/maturities of marketable securities	4,943	4,271
Other, net	(2,209)	1,099
Net cash used in investing activities	(29,799)	(211,653)
Financing Activities
Borrowings on line of credit	205,000	284,200
Payments on line of credit	(196,500)	(94,000)
Shares withheld for taxes, net of stock issued to employees	(1,431)	(1,612)
Repurchase and retirement of common stock	—	(10,833)
Dividends paid	(8,823)	(7,994)
Other	496	1,759
Net cash (used in) provided by financing activities	(1,258)	171,520
Increase in cash and cash equivalents	16,872	676
Effect of exchange rates on cash	(266)	1,555
Cash, cash equivalents and restricted cash at beginning of year	19,359	27,297
Cash, cash equivalents and restricted cash at end of period	$35,965	$29,528
Noncash Activity
Capital expenditures in accounts payable	$1,756	$1,196

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

In thousands	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at March 3, 2018	28,158	$9,386	$152,763	$373,259	$(922)	$922	$(24,053)
Cumulative effect adjustment (see Note 1)	—	—	—	2,999	—	—	—
Reclassification of tax effects (see Note 1)	—	—	—	737	—	—	(737)
Net earnings	—	—	—	35,887	—	—	—
Unrealized loss on marketable securities, net of $9 tax benefit	—	—	—	—	—	—	(32)
Unrealized loss on foreign currency hedge, net of $109 tax benefit	—	—	—	—	—	—	(359)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,900)
Issuance of stock, net of cancellations	125	42	72	—	80	(80)	—
Share-based compensation	—	—	3,119	—	—	—	—
Exercise of stock options	19	6	177	—	—	—	—
Other share retirements	(42)	(14)	(233)	(1,440)	—	—	—
Cash dividends	—	—	—	(8,823)	—	—	—
Balance at September 1, 2018	28,260	$9,420	$155,898	$402,619	$(842)	$842	$(29,081)

Balance at March 4, 2017	28,680	$9,560	$150,111	$341,996	$(875)	$875	$(31,090)
Net earnings	—	—	—	33,512	—	—	—
Unrealized gain on marketable securities, net of $50 tax expense	—	—	—	—	—	—	92
Foreign currency translation adjustments	—	—	—	—	—	—	14,490
Issuance of stock, net of cancellations	107	36	83	—	(22)	22	—
Share-based compensation	—	—	3,063	—	—	—	—
Exercise of stock options	100	34	801	—	—	—	—
Share repurchases	(200)	(67)	(1,091)	(9,675)	—	—	—
Other share retirements	(45)	(15)	(256)	(2,216)	—	—	—
Cash dividends	—	—	—	(7,994)	—	—	—
Balance at September 2, 2017	28,642	$9,548	$152,711	$355,623	$(897)	$897	$(16,508)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended March 3, 2018. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. The results of operations for the six-month period ended September 1, 2018 are not necessarily indicative of the results to be expected for the full year.

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

In the current year-to-date period, approximately 46 percent of our total revenue is recognized at the time products are shipped from our manufacturing facilities, which is when control is transferred to our customer, consistent with past practices. These businesses do not generate contract-related assets or liabilities. Variable consideration associated with these contracts and orders, generally related to early pay discounts or volume rebates, is not considered significant.

We also have three businesses which operate under long-term, fixed-price contracts, representing approximately 34 percent of our total revenue in the current year. This includes one business which changed revenue recognition practices due to the adoption of the new guidance, moving from recognizing revenue at shipment to an over-time method of revenue recognition. The contracts for these businesses have a single, bundled performance obligation, as these businesses generally provide interrelated products and services and integrate these products and services into a combined output specified by the customer. The customer obtains control of this combined output, generally integrated window systems or installed window and curtainwall systems, over time. We measure progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract, and record that proportion of the total contract price as revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe this method of recognizing revenue is consistent with our progress in satisfying our contract obligations.

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

Long-term contracts are often modified to account for changes in contract specifications and requirements of work to be performed. We consider contract modifications to exist when the modification, generally through a change order, either creates new or changes existing enforceable rights and obligations, and we evaluate these types of modifications to determine whether they may be considered distinct performance obligations. In many cases, these contract modifications are for goods or services that are not distinct from the existing contract, due to the significant integration service provided in the context of the contract. Therefore, these modifications are accounted for as part of the existing contract. The effect of a contract modification on the transaction price and our measure of progress is recognized as an adjustment to revenue, generally on a cumulative catch-up basis.

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

Finally, we have one business, making up approximately 20 percent of our total revenue in the current year, that recognizes revenue following an over-time output method based upon units produced. The customer is considered to have control over the products at the time of production, as the products are highly customized with no alternative use, and we have an enforceable right to payment for performance completed over the production period. We believe this over-time output method of recognizing revenue reasonably depicts the fulfillment of our performance obligations under our contracts. Previously, this business recognized revenue at the time of shipment. Billings still occur upon shipment. Therefore, contract assets are generated for the unbilled amounts on contracts when production is complete. Variable consideration associated with these orders, generally related to early pay discounts, is not considered significant.

As outlined within the new accounting guidance, we elected several practical expedients in our transition to ASC 606:

•
We have made an accounting policy election to account for shipping and handling activities that occur after control of the related goods transfers to the customer as fulfillment activities, instead of assessing such activities as performance obligations.

•
We have made an accounting policy election to exclude from the transaction price all sales taxes related to revenue-producing transactions that are collected from the customer for a government authority.

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

Representing the cumulative effect of adopting ASC 606, we recorded a $3.0 million increase to the opening balance of retained earnings as of March 4, 2018. For the quarter and six month periods ending September 1, 2018, the application of the new accounting guidance had the following impact on our consolidated financial statements:

	Three Months Ended September 1, 2018		Six Months Ended September 1, 2018
In thousands	As reported	Without adoption of ASC 606	As reported	Without adoption of ASC 606
Net sales	$362,133	$359,584	$698,664	$686,835
Cost of sales	277,667	276,058	533,468	524,715
Gross profit	84,466	83,526	165,196	162,120
Selling, general and administrative expenses	55,806	55,481	114,542	113,868
Operating income	$28,660	$28,045	$50,654	$48,252

Income tax expense	$6,420	$6,274	$11,300	$10,726
Net earnings	20,513	20,044	35,887	34,059

			September 1, 2018
			As reported	Without adoption of ASC 606
Inventories			$81,933	$90,006
Costs and earnings on contracts in excess of billings			44,585	16,943
Billings on contracts in excess of costs and earnings			24,907	23,657
Other current liabilities			69,707	68,373
Retained earnings			402,619	407,446

These changes are primarily a result of the transition of certain of our businesses from recognizing revenue at the time of shipment to over-time methods of revenue recognition.

In the first quarter of fiscal 2019, we elected to early adopt ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard permits a company to reclassify the disproportionate income tax effects of the 2017 Tax Cuts and Jobs Act on items within accumulated other comprehensive income ("AOCI") to retained earnings. The FASB refers to these amounts as “stranded tax effects.” As a result of this adoption, we reclassified income tax effects of $0.7 million resulting from tax reform from AOCI to retained earnings following a portfolio approach. These stranded tax effects are derived from the deferred tax balances on our pension obligations as a result of the lower U.S. federal corporate tax rate.

Accounting standards not yet adopted
In February 2016, the FASB issued ASU 2016-02, Leases, which provides for comprehensive changes to lease accounting. The standard requires that a lessee recognize a lease obligation liability and a right-to-use asset for virtually all leases of property, plant and equipment, subsequently amortized over the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, our fiscal year 2020. In July 2018, the FASB issued an additional update which allows an entity the option to adopt the guidance on a modified retrospective basis. Under the modified retrospective approach, which we plan to adopt in implementing the new guidance, an entity would recognize a cumulative effect adjustment of initially applying the guidance to the opening balance of retained earnings in the period of adoption. Prior period amounts will not be adjusted.

We are in the process of analyzing our lease arrangements and we have begun evaluating potential changes to our business processes, systems and controls that are needed to support recognition and disclosure under this new standard. We expect that the adoption of this standard will result in reflecting a material right-of-use asset and lease liability on our consolidated balance sheet. We do not currently expect this standard to have a significant impact on our consolidated results of operations.

Subsequent events
We have evaluated subsequent events for potential recognition and disclosure through the date of this filing. Subsequent to the end of the quarter, in October 2018, we purchased 200,000 shares of stock under our authorized share repurchase program, at a total cost of $8.3 million. Also in October 2018, the Board of Directors increased our repurchase authorization by 2,000,000 shares, bringing the total remaining repurchase authority under this program to 3,040,068 shares.

2.	Acquisition

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

The assets and liabilities of EFCO were recorded in our consolidated balance sheet as of the acquisition date, at their respective fair values. Fair value is estimated based on one or a combination of income, cost and/or market approaches, as determined based on the nature of the asset or liability, and the level of inputs available. With respect to assets and liabilities, the determination of fair value requires management to make subjective judgments as to projections of future operating performance, the appropriate discount rate to apply, long-term growth rates, etc. (i.e. - unobservable inputs classified as Level 3 inputs under the fair value hierarchy described in Note 5), which affect the amounts recorded in the purchase price allocation. The excess of the consideration transferred over the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is indicative of the expected continued growth and development of EFCO. The purchase price allocation that follows is based on the estimated fair values of assets acquired and liabilities assumed, which was finalized in the first quarter of fiscal 2019:

In thousands
Net working capital	$1,422
Property, plant and equipment	44,641
Goodwill	90,429
Other intangible assets	71,500
Less: Long-term liabilities acquired, net	17,643
Net assets acquired	$190,349

Other intangible assets reflect the following:

In thousands	Estimated fair value	Estimated useful life (in years)
Customer relationships	$34,800	16
Tradename	32,400	Indefinite
Backlog	4,300	1.5
	$71,500

The following table sets forth certain unaudited pro forma consolidated data for the second quarter and six-month periods of fiscal 2019 and 2018, as if the EFCO acquisition had been consummated pursuant to its same terms at the beginning of the fiscal year preceding the acquisition date.

	Three Months Ended		Six Months Ended
In thousands, except per share data	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Net sales	$362,133	$351,988	$698,664	$696,039
Net earnings	21,069	20,312	36,639	37,528
Earnings per share
Basic	0.75	0.70	1.30	1.30
Diluted	0.74	0.70	1.29	1.30

We have provided this unaudited pro forma information for comparative purposes only. This information does not necessarily reflect what the combined results of operations actually would have been had the acquisitions occurred at the beginning of fiscal year 2017. The information does not reflect the effect of any synergies or integration costs that we expect to result from the acquisition.

3.	Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 13 for disclosure of revenue by segment):

	Three Months Ended	Six Months Ended
In thousands	September 1, 2018	September 1, 2018
Recognized at shipment	$166,534	$323,401
Recognized over time	195,599	375,263
Total	$362,133	$698,664

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

In thousands	September 1, 2018	March 3, 2018
Trade accounts	$153,220	$157,562
Construction contracts	17,462	26,545
Construction contracts - retainage	31,819	26,388
Other receivables	—	2,887
Total receivables	202,501	213,382
Less: allowance for doubtful accounts	(1,731)	(1,530)
Net receivables	$200,770	$211,852

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

The time period between when performance obligations are complete and when payment is due is not significant. In certain of our businesses that recognize revenue over time, progress billings follow an agreed-upon schedule of values, and retainage is withheld by the customer until the project reaches a level of completion where amounts are released.

In thousands	September 1, 2018	March 3, 2018
Contract assets	$76,404	$30,508
Contract liabilities	31,623	20,120

The increase in contract assets was due to additional businesses recognizing revenue in advance of billings, as a result of changing accounting policies for revenue recognition upon adoption of ASC 606. The increase in contract liabilities was due to timing of project activity within our businesses that operate under long-term contracts.

In the first six months of fiscal 2019, we recognized revenue of $10.4 million related to contract liabilities at March 4, 2018, and revenue of $3.8 million related to performance obligations satisfied in previous periods due to changes in contract estimates. For the second quarter of fiscal 2019, we recognized revenue of $1.3 million related to contract liabilities at March 4, 2018, and revenue of $1.5 million related to performance obligations satisfied in previous periods due to changes in contract estimates.

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that timeframe. Generally these contracts are in our businesses with long-term contracts which recognize revenue over time. As of September 1, 2018, the transaction price associated with unsatisfied performance obligations was approximately $695.1 million. The performance obligations are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

In thousands	September 1, 2018
Within one year	$462,097
Within two years	222,677
Beyond	10,313
Total	$695,087

4.	Supplemental Balance Sheet Information

Inventories

In thousands	September 1, 2018	March 3, 2018
Raw materials	$42,629	$35,049
Work-in-process	18,263	17,406
Finished goods	21,041	28,453
Total inventories	$81,933	$80,908

Other current liabilities

In thousands	September 1, 2018	March 3, 2018
Warranties	$15,058	$18,110
Acquired contract liabilities	21,269	26,422
Deferred revenue	7,310	7,659
Other	26,070	27,505
Total other current liabilities	$69,707	$79,696

Other non-current liabilities

In thousands	September 1, 2018	March 3, 2018
Deferred benefit from New Market Tax Credit transactions	$23,260	$16,708
Retirement plan obligations	8,997	8,997
Deferred compensation plan	12,003	10,730
Other	37,486	34,211
Total other non-current liabilities	$81,746	$70,646

5.	Financial Instruments

Marketable securities
We hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 1, 2018	13,368	15	(186)	13,197
March 3, 2018	9,183	8	(138)	9,053

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

The amortized cost and estimated fair values of municipal bonds at September 1, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

In thousands	Amortized Cost	Estimated Fair Value
Due within one year	$543	$539
Due after one year through five years	7,897	7,797
Due after five years through 10 years	3,811	3,751
Due after 10 years through 15 years	200	200
Due beyond 15 years	917	910
Total	$13,368	$13,197

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

In thousands	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
September 1, 2018
Cash equivalents
Money market funds	$3,168	$—	$3,168
Commercial paper	—	800	800
Total cash equivalents	3,168	800	3,968
Short-term securities
Municipal and corporate bonds	—	539	539
Long-term securities
Municipal and corporate bonds	—	12,658	12,658
Total assets at fair value	$3,168	$13,997	$17,165
March 3, 2018
Cash equivalents
Money market funds	$2,901	$—	$2,901
Commercial paper	—	400	400
Total cash equivalents	2,901	400	3,301
Short-term securities
Municipal and corporate bonds	—	423	423
Long-term securities
Municipal and corporate bonds	—	8,630	8,630
Total assets at fair value	$2,901	$9,453	$12,354

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

Foreign currency instruments
We periodically enter into forward purchase foreign currency contracts, generally with an original maturity date of less than one year, to hedge foreign currency exchange rate risk. As of September 1, 2018, we held foreign exchange forward contracts with a U.S. dollar notional value of $25.0 million, with the objective of reducing the exposure to fluctuations in the Canadian dollar and the Euro. The fair value of these contracts was a liability of $0.2 million as of September 1, 2018. These forward contracts are measured at fair value using unobservable market inputs, such as quotations on forward foreign exchange points and foreign currency exchange rates, and would be classified as Level 2 within the fair value hierarchy above.

6.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill attributable to each reporting segment was:

In thousands	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at March 4, 2017	$63,701	$25,956	$1,120	$10,557	$101,334
Goodwill acquired	84,162	—	—	—	84,162
Goodwill adjustments for purchase accounting	(5,859)	—	—	—	(5,859)
Foreign currency translation	1,304	15	—	—	1,319
Balance at March 3, 2018	143,308	25,971	1,120	10,557	180,956
Goodwill adjustments for purchase accounting	6,267	—	—	—	6,267
Foreign currency translation	(442)	(259)	—	—	(701)
Balance at September 1, 2018	$149,133	$25,712	$1,120	$10,557	$186,522

The gross carrying amount of other intangible assets and related accumulated amortization was:

In thousands	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
September 1, 2018
Definite-lived intangible assets:
Customer relationships	$122,816	$(23,472)	$(1,184)	$98,160
Other intangibles	41,697	(30,258)	(483)	10,956
Total definite-lived intangible assets	164,513	(53,730)	(1,667)	109,116
Indefinite-lived intangible assets:
Trademarks	49,077	—	(202)	48,875
Total intangible assets	$213,590	$(53,730)	$(1,869)	$157,991
March 3, 2018
Definite-lived intangible assets:
Customer relationships	$122,816	$(20,277)	$(56)	$102,483
Other intangibles	41,697	(25,879)	(30)	15,788
Total definite-lived intangible assets	164,513	(46,156)	(86)	118,271
Indefinite-lived intangible assets:
Trademarks	48,461	—	617	49,078
Total intangible assets	$212,974	$(46,156)	$531	$167,349

Amortization expense on definite-lived intangible assets was $7.9 million in each of the six-month periods ended September 1, 2018 and September 2, 2017. The amortization expense associated with debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At September 1, 2018, the estimated future amortization expense for definite-lived intangible assets was:

In thousands	Remainder of Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023
Estimated amortization expense	$5,028	$8,111	$8,104	$7,948	$7,560

7.	Debt

We maintain a committed revolving credit facility with maximum borrowings of up to $335.0 million, maturing in November 2021. Outstanding borrowings under our committed revolving credit facility were $203.5 million, as of September 1, 2018, and $195.0 million, as of March 3, 2018. Under this facility, we are subject to two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At September 1, 2018, we were in compliance with both financial covenants. Additionally, at September 1, 2018, we had a total of $23.5 million of ongoing letters of credit related to industrial revenue bonds and construction contracts that expire in fiscal 2020 and reduce availability of funds under our committed credit facility.

At September 1, 2018, our debt also included $20.4 million of industrial revenue bonds that mature in fiscal years 2021 through 2043 and $0.5 million of long-term debt in Canada. The fair value of the industrial revenue bonds approximated carrying value at September 1, 2018, due to the variable interest rates on these instruments. All debt would be classified as Level 2 within the fair value hierarchy described in Note 5.

We also maintain two Canadian revolving demand credit facilities totaling $12.0 million Canadian dollars. As of September 1, 2018, $0.5 million was outstanding under these facilities, and no borrowings were outstanding as of March 3, 2018. Borrowings under these facilities are made available at the sole discretion of the lenders and are payable on demand. The Company classifies any outstanding balances under these demand facilities as long-term debt, as outstanding amounts can be refinanced through our committed revolving credit facility.

Interest payments were $4.3 million and $1.9 million for the six months ended September 1, 2018 and September 2, 2017, respectively.

8.	Commitments and Contingent Liabilities

Operating lease commitments
As of September 1, 2018, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rental payments based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

In thousands	Remainder of Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Total minimum payments	$7,497	$13,182	$9,990	$7,802	$6,886	$17,630	$62,987

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At September 1, 2018, $246.2 million of our backlog was bonded by these types of bonds with a face value of $538.4 million. These bonds do not have stated expiration dates, as we are generally released from the bonds upon completion of the contract. We have not been required to make any payments under these bonds with respect to our existing businesses.

Warranties
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

	Six Months Ended
In thousands	September 1, 2018	September 2, 2017
Balance at beginning of period	$22,517	$21,933
Additional accruals	2,087	2,588
Claims paid	(4,580)	(6,800)
Acquired reserves	—	5,571
Balance at end of period	$20,024	$23,292

Letters of credit
At September 1, 2018, we had $23.5 million of ongoing letters of credit, all of which have been issued under our committed revolving credit facility, as discussed in Note 7.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $183.1 million as of September 1, 2018.

New Markets Tax Credit transaction
In August 2018, we entered into a transaction with a subsidiary of Wells Fargo (WF) under a qualified New Markets Tax Credit (NMTC) program related to an investment in plant and equipment within our Architectural Glass segment (the Project). The NMTC transaction is subject to 100 percent tax credit recapture for a period of seven years. Therefore, upon the termination of our arrangement at the end of the seven year period (our fiscal 2026), proceeds received from WF will be recognized in earnings in exchange for the transfer of the tax credits.

WF contributed $6.6 million to the Project, which is included in other non-current liabilities on our consolidated balance sheets. Direct and incremental costs incurred in structuring the arrangement have been deferred and will be recognized in conjunction with the recognition of the related profits. These costs amount to $0.5 million and are included in other non-current assets on our consolidated balance sheets. Variable-interest entities have been created as a result of the transaction structure, which have been included within our consolidated financial statements as WF does not have a material interest in the underlying economics of the Project.

Litigation
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
Total share-based compensation expense included in the results of operations was $3.1 million for each of the six-month periods ended September 1, 2018 and September 2, 2017.

Stock options and SARs
Stock option and SAR activity for the current six-month period is summarized as follows:

Stock options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 3, 2018	129,901	$11.10
Awards exercised	(29,560)	20.43
Outstanding and exercisable at September 1, 2018	100,341	8.34	3.0 years	$4,101,940

Cash proceeds from the exercise of stock options were $0.2 million and $0.8 million for the six months ended September 1, 2018 and September 2, 2017, respectively. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $0.6 million during the six months ended September 1, 2018 and $4.8 million during the prior-year period.

Nonvested shares and share units
Nonvested share activity for the current six-month period is summarized as follows:

Nonvested shares and units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at March 3, 2018	266,180	$49.22
Granted	148,219	43.54
Vested	(116,266)	46.57
Canceled	(15,359)	48.12
Nonvested at September 1, 2018	282,774	47.36

At September 1, 2018, there was $9.5 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 22 months. The total fair value of shares vested during the six months ended September 1, 2018 was $4.9 million.

10.	Employee Benefit Plans

The Company sponsors two frozen defined-benefit pension plans: an unfunded Officers’ Supplemental Executive Retirement Plan and the Tubelite Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost were:

	Three Months Ended		Six Months Ended
In thousands	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Interest cost	$127	$133	$254	$266
Expected return on assets	(10)	(10)	(20)	(20)
Amortization of unrecognized net loss	57	57	114	114
Net periodic benefit cost	$174	$180	$348	$360

11.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2015, or state and local income tax examinations for years prior to fiscal 2013. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2014, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The total liability for unrecognized tax benefits at September 1, 2018 and March 3, 2018 was approximately $5.1 million in both periods. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.6 million during the next 12 months due to lapsing of statutes.

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

12.	Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
In thousands	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Basic earnings per share – weighted average common shares outstanding	28,128	28,850	28,127	28,850
Weighted average effect of nonvested share grants and assumed exercise of stock options	251	58	250	35
Diluted earnings per share – weighted average common shares and potential common shares outstanding	28,379	28,908	28,377	28,885
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	106	—	108	—

13.	Segment Information

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

•	The LSO segment manufactures value-added glass and acrylic products primarily for framing and display applications.

	Three Months Ended		Six Months Ended
In thousands	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Net sales from operations
Architectural Framing Systems	$189,850	$189,023	$368,887	$299,515
Architectural Glass	88,084	97,351	165,009	195,086
Architectural Services	76,496	46,829	147,223	96,979
Large-Scale Optical	20,383	20,291	41,145	38,894
Intersegment eliminations	(12,680)	(9,587)	(23,600)	(14,260)
Net sales	$362,133	$343,907	$698,664	$616,214
Operating income (loss) from operations
Architectural Framing Systems	$18,312	$16,542	$30,650	$28,506
Architectural Glass	1,739	10,258	3,317	19,581
Architectural Services	7,621	774	12,775	1,555
Large-Scale Optical	4,236	4,248	9,218	8,298
Corporate and other	(3,248)	(4,048)	(5,306)	(6,060)
Operating income	$28,660	$27,774	$50,654	$51,880

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

Highlights of Second Quarter and First Six Months of Fiscal 2019 Compared to Second Quarter and First Six Months of Fiscal 2018

Net sales
Consolidated net sales increased 5.3 percent, or $18.2 million, for the second quarter ended September 1, 2018, and 13.4 percent, or $82.5 million, for the six-month period, compared to the same periods in the prior year. In the quarter, sales growth was driven by the Architectural Services segment, partially offset by a volume-related decline in the Architectural Glass segment. In the six-month period, the increase in sales was primarily driven by the addition of EFCO (acquired on June 12, 2017) to our Architectural Framing systems segment, and growth in Architectural Services, partially offset by lower sales in Architectural Glass.

The relationship between various components of operations, as a percentage of net sales, is presented below:

	Three Months Ended		Six Months Ended
	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.7	75.0	76.4	74.6
Gross profit	23.3	25.0	23.6	25.4
Selling, general and administrative expenses	15.4	16.9	16.4	16.9
Operating income	7.9	8.1	7.2	8.5
Interest and other (expense) income, net	(0.5)	(0.4)	(0.5)	(0.3)
Earnings before income taxes	7.4	7.7	6.7	8.2
Income tax expense	1.8	2.6	1.6	2.7
Net earnings	5.7%	5.1%	5.1%	5.5%
Effective tax rate	23.8%	33.9%	23.9%	33.4%

Gross profit
Gross profit as a percent of sales was 23.3 percent and 23.6 percent for the three- and six-month periods, respectively, ended September 1, 2018, compared to 25.0 percent and 25.4 percent for each of the three- and six-month periods ended September 2, 2017. Gross profit as a percent of sales declined from the prior-year periods primarily due to higher operating costs in the Architectural Glass segment, as further discussed below within the Segment Analysis for the Architectural Glass segment.
Selling, general and administrative (SG&A) expenses
SG&A expenses as a percent of sales declined to 15.4 percent and 16.4 percent for the three- and six-month periods, respectively, ended September 1, 2018, compared to 16.9 percent in each of the prior year comparative periods. The decline was primarily the result of acquisition-related costs incurred in the prior year.
Income tax expense
The effective tax rate in the second quarter of fiscal 2019 was 23.8 percent, compared to 33.9 percent in the same period last year, and 23.9 percent for the first six months of fiscal 2019, compared to 33.4 percent in the prior-year period. The reduction in the effective tax rate in both periods was primarily driven by the provisions of the Tax Cuts and Jobs Act, enacted in December 2017.

Segment Analysis

Architectural Framing Systems

	Three Months Ended			Six Months Ended
In thousands	September 1, 2018	September 2, 2017	% Change	September 1, 2018	September 2, 2017	% Change
Net sales	$189,850	$189,023	0.4%	368,887	299,515	23.2%
Operating income	18,312	16,542	10.7%	30,650	28,506	7.5%
Operating margin	9.6%	8.8%		8.3%	9.5%
Architectural Framing Systems net sales increased $0.8 million, or 0.4 percent, and $69.4 million, or 23.2 percent, for the three- and six-month periods, respectively, ended September 1, 2018, compared to the prior-year periods. The addition of the net sales of EFCO provided the large majority of the growth in the six-month period ended September 1, 2018, with additional growth driven by geographic expansion and new product sales by businesses existing prior to our recent Sotawall and EFCO acquisitions. This was partially offset by a year-over-year decline in Canadian curtainwall sales, due to timing of project activity.
Operating margin increased 80 basis points for the three-months ended September 1, 2018, compared to the second quarter of the last fiscal year, primarily due to completing amortization of short-lived intangible assets at Sotawall early in the current-year quarter. In the six-month period of the current year, operating margin declined 120 basis points compared to the prior year, driven by the inclusion of EFCO at lower operating margins and reduced operating leverage on lower Canadian curtainwall sales, partially offset by operating improvements in our businesses existing prior to our recent Sotawall and EFCO acquisitions.
As of September 1, 2018, segment backlog was approximately $406 million, compared to approximately $400 million last quarter.

Architectural Glass

	Three Months Ended			Six Months Ended
In thousands	September 1, 2018	September 2, 2017	% Change	September 1, 2018	September 2, 2017	% Change
Net sales	$88,084	$97,351	(9.5)%	$165,009	$195,086	(15.4)%
Operating income	1,739	10,258	(83.0)%	3,317	19,581	(83.1)%
Operating margin	2.0%	10.5%		2.0%	10.0%
Net sales declined $9.3 million, or 9.5 percent, and $30.1 million, or 15.4 percent, for the three- and six-month periods, respectively, ended September 1, 2018, compared to the same periods in the prior year. In both current year periods, changes in the timing of customer orders drove the decline in sales. Additionally, in the second quarter of fiscal 2019, volume declines stemming from operational challenges within the segment (described in the next paragraph) also contributed to the sales decrease.
Operating margin declined 850 and 800 basis points, respectively, for the three- and six-month periods of the current year, compared to the same periods in the prior year, primarily driven by significantly increased labor costs, lower productivity and higher cost of quality, as the segment was challenged to efficiently ramp-up production to meet higher than expected order intake and customer demand.

Architectural Services

	Three Months Ended			Six Months Ended
In thousands	September 1, 2018	September 2, 2017	% Change	September 1, 2018	September 2, 2017	% Change
Net sales	$76,496	$46,829	63.4%	$147,223	$96,979	51.8%
Operating income	7,621	774	884.6%	12,775	1,555	721.5%
Operating margin	10.0%	1.7%		8.7%	1.6%
Architectural Services net sales increased $29.7 million, or 63.4 percent, and $50.2 million, or 51.8 percent, for the three- and six- month periods, respectively, ended September 1, 2018, over the same periods in the prior year, as the business continued to execute on projects booked in the past several quarters.
Operating margin increased 830 and 710 basis points, respectively, for the three- and six-month periods of the current year, compared to the same periods in the prior year, due to volume leverage and strong project execution.
As of September 1, 2018, segment backlog was approximately $405 million, compared to approximately $439 million last quarter.

Large-Scale Optical (LSO)

	Three Months Ended			Six Months Ended
In thousands	September 1, 2018	September 2, 2017	% Change	September 1, 2018	September 2, 2017	% Change
Net sales	$20,383	$20,291	0.5%	$41,145	$38,894	5.8%
Operating income	4,236	4,248	(0.3)%	9,218	8,298	11.1%
Operating margin	20.8%	20.9%		22.4%	21.3%
LSO net sales increased $0.1 million, or 0.5 percent, and $2.3 million, or 5.8 percent, for the three- and six-month periods ended September 1, 2018, over the same periods in the prior year, as a result of improved core picture framing demand, product mix and growth in new markets.

Operating margin declined 10 basis points for the three months ended September 1, 2018, compared to the second quarter of last year. Operating margin increased 110 basis points for the six-month period of the current year compared to the same period in the prior year, driven by volume leverage and favorable product mix.

Liquidity and Capital Resources

Selected cash flow data	Six Months Ended
In thousands	September 1, 2018	September 2, 2017
Operating Activities
Net cash provided by operating activities	$47,929	$40,809
Investing Activities
Capital expenditures	(24,241)	(26,825)
Acquisition of business, net of cash acquired	—	(184,826)
Net purchases of marketable securities	(4,123)	(1,165)
Financing Activities
Proceeds from issuance of debt	205,000	284,200
Payments on debt	(196,500)	(94,000)
Repurchase and retirement of common stock	—	(10,833)
Dividends paid	(8,823)	(7,994)

Operating Activities. Cash provided by operating activities was $47.9 million for the first six months of fiscal 2019, increasing $7.1 million compared to the prior-year period, primarily due to proceeds received on the New Market Tax Credit transaction.

Investing Activities. Net cash used in investing activities was $29.8 million the first six months of fiscal 2019, primarily due to capital expenditures and net purchases of marketable securities, while in the first six months of the prior year, net cash used by investing activities was $211.7 million, driven by the EFCO acquisition. We estimate fiscal 2019 capital expenditures to be $60 to $65 million, as we continue to make investments in projects that will add capabilities and improve productivity.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may take actions to adjust capacity, pursue geographic expansion, further invest in, fully divest or sell parts of our current businesses and/or acquire other businesses.

Financing Activities. At September 1, 2018, we had outstanding borrowings under our credit facility of $203.5 million. As defined within our amended committed revolving credit facility, we are required to comply with two financial covenants. These financial covenants require us to stay below a maximum leverage ratio and to maintain a minimum interest coverage ratio. At September 1, 2018, we were in compliance with both financial covenants.

We paid dividends totaling $8.8 million ($0.315 per share) in the first six months of fiscal 2019. We did not repurchase shares under our authorized share repurchase program during the first six months of fiscal 2019. In the second quarter of fiscal 2018, we repurchased 200,000 shares under our authorized share repurchase program for a total cost of $10.8 million.

Subsequent to the end of the quarter, in October 2018, we purchased 200,000 shares under the program for a total cost of $8.3 million. Also in October 2018, the Board of Directors increased our repurchase authorization by 2,000,000 shares, bringing the total remaining repurchase authority under this program to 3,040,068 shares. Including this recent repurchase, we have repurchased a total of 4,209,932 shares, at a cost of $114.3 million, since the fiscal 2004 inception of this program.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of September 1, 2018:

	Payments Due by Fiscal Period
In thousands	Remainder of Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Long-term debt obligations	$61	$121	$5,521	$206,335	$1,089	$12,000	$225,127
Operating leases (undiscounted)	7,497	13,182	9,990	7,802	6,886	17,630	62,987
Purchase obligations	133,733	46,886	1,230	1,230	—	—	183,079
Total cash obligations	$141,291	$60,189	$16,741	$215,367	$7,975	$29,630	$471,193

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

As of September 1, 2018, we had reserves of $5.1 million and $1.3 million for unrecognized tax benefits and environmental liabilities, respectively. We currently expect approximately $0.6 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At September 1, 2018, we had a total of $23.5 million of ongoing letters of credit related to industrial revenue bonds and construction contracts that expire in fiscal 2020 and reduce availability of funds under our committed credit facility.

In addition to the above standby letters of credit, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At September 1, 2018, $246.2 million of our backlog was bonded by these types of bonds with a face value of $538.4 million. These bonds do not have stated expiration dates, as we are generally released from the bonds upon completion of the contract. We have not been required to make any payments under these bonds with respect to our existing businesses.

Due to our ability to generate strong cash from operations and borrowing capability under our committed revolving credit facility, we believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments for at least the next 12 months.

Non-GAAP measures

We analyze non-GAAP measures for adjusted net earnings, adjusted earnings per diluted common share, adjusted EBITDA and adjusted operating income. These measures are used by management to evaluate the Company's financial performance on a more consistent basis and improve comparability of results from period to period, because they exclude certain amounts that management does not consider to be part of the Company's core operating results. Examples of items excluded to arrive at these adjusted measures may include the impact of acquisition-related costs, amortization of short-lived acquired intangibles associated with backlog and non-recurring restructuring costs. We also monitor and disclose a non-GAAP measure for backlog, which represents the dollar amount of signed contracts or firm orders which we expect to recognize as revenue in the future. Backlog is used as one of the metrics to evaluate sales trends in our longer lead time operating segments. These non-GAAP measures should be viewed in addition to, and not as an alternative to, the reported financial results of the Company prepared in accordance with GAAP. The non-GAAP measures presented below may differ from similar measures used by other companies.

The following table reconciles net earnings to adjusted net earnings and earnings per diluted common share to adjusted earnings per diluted common share.

	Three Months Ended		Six Months Ended
In thousands, except per share data	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Net earnings	$20,513	$17,409	$35,887	$33,512
Amortization of short-lived acquired intangibles	1,068	2,630	3,938	4,684
Acquisition-related costs	—	3,737	—	4,417
Income tax impact on above adjustments (1)	(254)	(2,158)	(953)	(3,040)
Adjusted net earnings	$21,327	$21,618	$38,872	$39,573

Earnings per diluted common share	$0.72	$0.60	$1.26	$1.16
Amortization of short-lived acquired intangibles	0.04	$0.09	0.14	0.16
Acquisition-related costs	—	$0.13	—	0.15
Income tax impact on above adjustments (1)	(0.01)	(0.07)	(0.03)	(0.11)
Adjusted earnings per diluted common share	$0.75	$0.75	$1.37	$1.37
(1) Income tax impact on adjustments was calculated using our effective income tax rates of 23.8% and 33.9% for the quarters ended September 1, 2018 and September 2, 2017, respectively, and 24.2% and 33.4% for the six-month periods ended September 1, 2018 and September 2, 2017, respectively.

The following table reconciles earnings before interest, income taxes and depreciation and amortization, or EBITDA, to adjusted EBITDA.

	Three Months Ended		Six Months Ended
In thousands, except per share data	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Net earnings	$20,513	$17,409	$35,887	$33,512
Income tax expense	6,420	8,909	11,300	16,813
Other income, net	(217)	(77)	(196)	(256)
Interest expense, net	1,944	1,533	3,663	1,811
Depreciation and amortization	12,407	13,639	26,457	25,062
EBITDA	41,067	41,413	77,111	76,942
Amortization of short-lived acquired intangibles	1,068	2,630	3,938	4,684
Acquisition-related costs	—	3,737	—	4,417
Adjusted EBITDA	$42,135	$47,780	$81,049	$86,043

The following table reconciles operating income (loss) to adjusted operating income (loss).

	Framing Systems Segment		Corporate	Consolidated
In thousands	Operating income	Operating margin	Operating income (loss)	Operating income	Operating margin
Three Months Ended September 1, 2018
Operating income (loss)	$18,312	9.6%	$(3,248)	$28,660	7.9%
Amortization of short-lived acquired intangibles	1,068	0.6	—	1,068	0.3
Acquisition-related costs	—	—	—	—	—
Adjusted operating income (loss)	$19,380	10.2%	$(3,248)	$29,728	8.2%
Three Months Ended September 2, 2017
Operating income (loss)	$16,542	8.8%	$(4,048)	$27,774	8.1%
Amortization of short-lived acquired intangibles	2,630	1.4%	—	2,630	0.8%
Acquisition-related costs	—	—%	3,737	3,737	1.1%
Adjusted operating income (loss)	$19,172	10.1%	$(311)	$34,141	9.9%

Six Months Ended September 1, 2018
Operating income (loss)	$30,650	8.3%	$(5,306)	$50,654	7.3%
Amortization of short-lived acquired intangibles	3,938	1.1	—	3,938	0.6
Acquisition-related costs	—	—	—	—	—
Adjusted operating income (loss)	$34,588	9.4%	$(5,306)	$54,592	7.8%
Six Months Ended September 2, 2017
Operating income (loss)	$28,506	9.5%	$(6,060)	$51,880	8.4%
Amortization of short-lived acquired intangibles	4,684	1.6%	—	4,684	0.8%
Acquisition-related costs	—	—%	4,417	4,417	0.7%
Adjusted operating income (loss)	$33,190	11.1%	$(1,643)	$60,981	9.9%

Outlook
The following statements are based on our current expectations for full-year fiscal 2019 results. These statements are forward-looking, and actual results may differ materially. We are currently expecting:

•	Revenue growth of 8 to 10 percent.

•	Operating margin of 8.3 to 8.8 percent.

•	Earnings per diluted share of $3.00 to $3.20.

•	Adjusted operating margin of 8.6 to 9.1 percent and adjusted earnings per diluted share of $3.13 to 3.33(1).

•	Capital expenditures of $60 to $65 million.
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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 1, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
June 3, 2018 to June 30, 2018	414	$45.61	—	1,240,068
July 1, 2018 to July 28, 2018	—	—	—	1,240,068
July 29, 2018 to September 1, 2018	587	48.50	—	1,240,068
Total	1,001	$47.54	—	1,240,068

(a)
The shares in this column represent the total number of shares that were surrendered to us by plan participants to satisfy stock-for-stock option exercises or withholding tax obligations related to share-based compensation. We did not purchase any shares pursuant to our publicly announced repurchase program during the fiscal quarter.

(b)
In fiscal 2004, announced on April 10, 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock. The Board increased the authorization by 750,000 shares, announced on January 24, 2008; and by 1,000,000 shares on each of the announcement dates of October 8, 2008, January 13, 2016 and January 9, 2018. Subsequent to the end of the quarter, announced on October 3, 2018, the Board increased the authorization by 2,000,000 shares. The repurchase program does not have an expiration date.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2018 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 1, 2018 and March 3, 2018, (ii) the Consolidated Results of Operations for the three- and six-months ended September 1, 2018 and September 2, 2017, (iii) the Consolidated Statements of Comprehensive Earnings for the three- and six-months ended September 1, 2018 and September 2, 2017, (iv) the Consolidated Statements of Cash Flows for the six months ended September 1, 2018 and September 2, 2017, (v) the Consolidated Statements of Shareholders' Equity for the six months ended September 1, 2018 and September 2, 2017, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 9, 2018	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: October 9, 2018	By: /s/ James S. Porter
James S. Porter Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)