Form 10-Q
period 2018-12-01
APOGEE ENTERPRISES, INC.
filed 2019-01-10
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 1, 2018

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
_________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 9, 2019, 27,175,800 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

In thousands, except stock data	December 1, 2018	March 3, 2018
Assets
Current assets
Cash and cash equivalents	$15,043	$19,359
Receivables, net of allowance for doubtful accounts	201,498	211,852
Inventories	79,847	80,908
Costs and earnings on contracts in excess of billings	60,140	4,120
Other current assets	16,247	20,039
Total current assets	372,775	336,278
Property, plant and equipment, net	302,209	304,063
Restricted cash	26,354	—
Goodwill	185,788	180,956
Intangible assets	153,605	167,349
Other non-current assets	40,249	33,674
Total assets	$1,080,980	$1,022,320
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$79,072	$68,416
Accrued payroll and related benefits	39,323	36,646
Accrued self-insurance reserves	8,060	10,933
Billings on contracts in excess of costs and earnings	26,961	12,461
Other current liabilities	59,230	79,696
Total current liabilities	212,646	208,152
Long-term debt	232,726	215,860
Long-term self-insurance reserves	19,329	16,307
Other non-current liabilities	85,405	70,646
Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 27,655,804 and 28,158,042 respectively	9,219	9,386
Additional paid-in capital	154,095	152,763
Retained earnings	400,289	373,259
Common stock held in trust	(745)	(922)
Deferred compensation obligations	745	922
Accumulated other comprehensive loss	(32,729)	(24,053)
Total shareholders’ equity	530,874	511,355
Total liabilities and shareholders’ equity	$1,080,980	$1,022,320

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
In thousands, except per share data	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Net sales	$357,718	$356,506	$1,056,382	$972,721
Cost of sales	273,628	264,947	807,096	724,868
Gross profit	84,090	91,559	249,286	247,853
Selling, general and administrative expenses	52,682	57,024	167,224	161,438
Operating income	31,408	34,535	82,062	86,415
Interest income	809	106	1,719	390
Interest expense	2,941	1,594	7,514	3,689
Other (expense) income, net	(655)	303	(459)	560
Earnings before income taxes	28,621	33,350	75,808	83,676
Income tax expense	6,730	9,704	18,030	26,517
Net earnings	$21,891	$23,646	$57,778	$57,159
Earnings per share - basic	$0.79	$0.82	$2.06	$1.98
Earnings per share - diluted	$0.78	$0.82	$2.04	$1.98
Weighted average basic shares outstanding	27,836	28,736	28,030	28,812
Weighted average diluted shares outstanding	28,156	28,818	28,304	28,862

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended		Nine Months Ended
In thousands	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Net earnings	$21,891	$23,646	$57,778	$57,159
Other comprehensive (loss) earnings:
Unrealized loss on marketable securities, net of $16, $78, $25 and $28 of tax benefit, respectively	(58)	(143)	(90)	(51)
Unrealized gain (loss) on foreign currency hedge, net of $10, $-, ($99) and $- of tax expense (benefit), respectively	32	—	(327)	—
Foreign currency translation adjustments	(3,621)	(3,838)	(7,518)	10,652
Other comprehensive (loss) earnings	(3,647)	(3,981)	(7,935)	10,601
Total comprehensive earnings	$18,244	$19,665	$49,843	$67,760

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
In thousands	December 1, 2018	December 2, 2017
Operating Activities
Net earnings	$57,778	$57,159
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38,378	39,774
Share-based compensation	4,724	4,645
Deferred income taxes	10,600	(3,339)
Gain on disposal of assets	(2,499)	(78)
Proceeds from New Markets Tax Credit transaction, net of deferred costs	8,850	—
Other, net	(799)	(1,286)
Changes in operating assets and liabilities:
Receivables	9,291	(16,131)
Inventories	4,398	(1,915)
Costs and earnings on contracts in excess of billings	(54,569)	567
Accounts payable and accrued expenses	(20,072)	(27,449)
Billings on contracts in excess of costs and earnings	14,558	9,869
Refundable and accrued income taxes	1,831	7,108
Other	(1,825)	(2,685)
Net cash provided by operating activities	70,644	66,239
Investing Activities
Capital expenditures	(33,867)	(38,946)
Proceeds from sales of property, plant and equipment	12,332	253
Acquisition of business, net of cash acquired	—	(184,826)
Purchases of marketable securities	(9,006)	(10,154)
Sales/maturities of marketable securities	5,813	9,288
Other	(2,209)	941
Net cash used in investing activities	(26,937)	(223,444)
Financing Activities
Borrowings on line of credit	294,500	314,700
Payments on line of credit	(278,000)	(150,700)
Shares withheld for taxes, net of stock issued to employees	(1,591)	(1,561)
Repurchase and retirement of common stock	(23,313)	(10,833)
Dividends paid	(13,180)	(11,971)
Other	413	2,039
Net cash (used in) provided by financing activities	(21,171)	141,674
Increase (decrease) in cash and cash equivalents	22,536	(15,531)
Effect of exchange rates on cash	(498)	1,079
Cash, cash equivalents and restricted cash at beginning of year	19,359	27,297
Cash, cash equivalents and restricted cash at end of period	$41,397	$12,845
Noncash Activity
Capital expenditures in accounts payable	$5,771	$1,859

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

In thousands	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at March 3, 2018	28,158	$9,386	$152,763	$373,259	$(922)	$922	$(24,053)
Cumulative effect adjustment (see Note 1)	—	—	—	2,999	—	—	—
Reclassification of tax effects (see Note 1)	—	—	—	737	—	—	(737)
Net earnings	—	—	—	57,778	—	—	—
Unrealized loss on marketable securities, net of $25 tax benefit	—	—	—	—	—	—	(90)
Unrealized loss on foreign currency hedge, net of $99 tax benefit	—	—	—	—	—	—	(327)
Foreign currency translation adjustments	—	—	—	—	—	—	(7,522)
Issuance of stock, net of cancellations	125	42	126	—	177	(177)	—
Share-based compensation	—	—	4,724	—	—	—	—
Exercise of stock options	19	6	177	—	—	—	—
Share repurchases	(600)	(200)	(3,436)	(19,677)	—	—	—
Other share retirements	(46)	(15)	(259)	(1,627)	—	—	—
Cash dividends	—	—	—	(13,180)	—	—	—
Balance at December 1, 2018	27,656	$9,219	$154,095	$400,289	$(745)	$745	$(32,729)

Balance at March 4, 2017	28,680	$9,560	$150,111	$341,996	$(875)	$875	$(31,090)
Net earnings	—	—	—	57,159	—	—	—
Unrealized loss on marketable securities, net of $28 tax benefit	—	—	—	—	—	—	(51)
Foreign currency translation adjustments	—	—	—	—	—	—	10,652
Issuance of stock, net of cancellations	106	36	147	—	(33)	33	—
Share-based compensation	—	—	4,645	—	—	—	—
Exercise of stock options	100	33	801	—	—	—	—
Share repurchases	(200)	(67)	(1,091)	(9,675)	—	—	—
Other share retirements	(45)	(15)	(256)	(2,229)	—	—	—
Cash dividends	—	—	—	(11,971)	—	—	—
Balance at December 2, 2017	28,641	$9,547	$154,357	$375,280	$(908)	$908	$(20,489)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended March 3, 2018. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. The results of operations for the nine-month period ended December 1, 2018 are not necessarily indicative of the results to be expected for the full year.

Certain prior-year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations.

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

We also have three businesses which operate under long-term, fixed-price contracts, representing approximately 33 percent of our total revenue in the current year. This includes one business which changed revenue recognition practices due to the adoption of the new guidance, moving from recognizing revenue at shipment to an over-time method of revenue recognition. The contracts for these businesses have a single, bundled performance obligation, as these businesses generally provide interrelated products and services and integrate these products and services into a combined output specified by the customer. The customer obtains control of this combined output, generally integrated window systems or installed window and curtainwall systems, over time. We measure progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract, and record that proportion of the total contract price as revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe this method of recognizing revenue is consistent with our progress in satisfying our contract obligations.

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

Finally, we have one business, making up approximately 21 percent of our total revenue in the current year, that recognizes revenue following an over-time output method based upon units produced. The customer is considered to have control over the products at the time of production, as the products are highly customized with no alternative use, and we have an enforceable right to payment for performance completed over the production period. We believe this over-time output method of recognizing revenue reasonably depicts the fulfillment of our performance obligations under our contracts. Previously, this business recognized revenue at the time of shipment. Billings still occur upon shipment. Therefore, contract assets are generated for the unbilled amounts on contracts when production is complete. Variable consideration associated with these orders, generally related to early pay discounts, is not considered significant.

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

Representing the cumulative effect of adopting ASC 606, we recorded a $3.0 million increase to the opening balance of retained earnings as of March 4, 2018. For the three- and nine-month periods ending December 1, 2018, the application of the new accounting guidance had the following impact on our consolidated financial statements:

	Three Months Ended December 1, 2018		Nine Months Ended December 1, 2018
In thousands	As reported	Without adoption of ASC 606	As reported	Without adoption of ASC 606
Net sales	$357,718	$355,765	$1,056,382	$1,042,600
Cost of sales	273,628	272,087	807,096	796,802
Gross profit	84,090	83,678	249,286	245,798
Selling, general and administrative expenses	52,682	52,692	167,224	166,560
Operating income	$31,408	$30,986	$82,062	$79,238

Income tax expense	$6,730	$6,627	$18,030	$17,355
Net earnings	$21,891	$21,572	$57,778	$55,628

			December 1, 2018
			As reported	Without adoption of ASC 606
Inventories			$79,847	$89,250
Costs and earnings on contracts in excess of billings			60,140	30,756
Billings on contracts in excess of costs and earnings			26,961	25,923
Other current liabilities			59,230	57,802
Retained earnings			400,289	398,139

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

We are in the process of analyzing our lease arrangements and evaluating our initial right-to-use asset and lease liability balances, including determining estimates and assumptions used in the calculation of the lease asset and liability. We are also in the process of determining modifications to our business processes, accounting policies and systems and controls that are needed to support measurement, recognition and disclosure under this new standard. We expect that the adoption of this standard will result in reflecting a material right-of-use asset and lease liability on our consolidated balance sheet. In adopting the new standard, we plan to elect the package of practical expedients, as well as the practical expedient to not separate nonlease components from lease components. We plan to adopt the new guidance following the modified retrospective application approach. We do not expect this standard to have a significant impact on our consolidated results of operations or consolidated statements of cash flows.

Subsequent events
We have evaluated subsequent events for potential recognition and disclosure through the date of this filing. Subsequent to the end of the quarter, we purchased 504,004 shares of stock under our authorized share repurchase program, at a total cost of $14.9 million.

2.	Acquisition

On June 12, 2017, we acquired 100 percent of the stock of EFCO Corporation, a privately held U.S. manufacturer of architectural aluminum window, curtainwall, storefront and entrance systems for commercial construction projects, for $192 million in cash, funded through our committed revolving credit facility. EFCO's results of operations have been included in our consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition.

3.	Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 13 for disclosure of revenue by segment):

	Three Months Ended	Nine Months Ended
In thousands	December 1, 2018	December 1, 2018
Recognized at shipment	$158,164	$481,565
Recognized over time	199,554	574,817
Total	$357,718	$1,056,382

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

In thousands	December 1, 2018	March 3, 2018
Trade accounts	$155,651	$157,562
Construction contracts	14,229	26,545
Construction contracts - retainage	33,176	26,388
Other receivables	—	2,887
Total receivables	203,056	213,382
Less: allowance for doubtful accounts	(1,558)	(1,530)
Net receivables	$201,498	$211,852

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

In thousands	December 1, 2018	March 3, 2018
Contract assets	$93,316	$30,508
Contract liabilities	30,447	20,120

The increase in contract assets was due to additional businesses recognizing revenue in advance of billings, as a result of changing accounting policies for revenue recognition upon adoption of ASC 606 and the timing of costs incurred in advance of billing on a large project. The increase in contract liabilities was due to timing of project activity within our businesses that operate under long-term contracts.

In the first nine months of fiscal 2019, we recognized revenue of $10.4 million related to contract liabilities at March 4, 2018, and revenue of $3.8 million related to performance obligations satisfied in previous periods due to changes in contract estimates. For the third quarter of fiscal 2019, we did not recognize any revenue related to contract liabilities at March 4, 2018, and recognized revenue of $1.5 million related to performance obligations satisfied in previous periods due to changes in contract estimates.

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that timeframe. Generally these contracts are in our businesses with long-term contracts which recognize revenue over time. As of December 1, 2018, the transaction price associated with unsatisfied performance obligations was approximately $706.3 million. The performance obligations are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

In thousands	December 1, 2018
Within one year	$421,778
Within two years	236,037
Beyond	48,493
Total	$706,308

4.	Supplemental Balance Sheet Information

Inventories

In thousands	December 1, 2018	March 3, 2018
Raw materials	$43,821	$35,049
Work-in-process	16,426	17,406
Finished goods	19,600	28,453
Total inventories	$79,847	$80,908

Other current liabilities

In thousands	December 1, 2018	March 3, 2018
Warranties	$12,796	$18,110
Acquired contract liabilities	15,541	26,422
Deferred revenue	4,080	7,659
Other	26,813	27,505
Total other current liabilities	$59,230	$79,696

Other non-current liabilities

In thousands	December 1, 2018	March 3, 2018
Deferred benefit from New Market Tax Credit transactions	$26,458	$16,708
Retirement plan obligations	8,997	8,997
Deferred compensation plan	10,996	10,730
Other	38,954	34,211
Total other non-current liabilities	$85,405	$70,646

5.	Financial Instruments

Marketable securities
We hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 1, 2018	12,534	4	(249)	12,289
March 3, 2018	9,183	8	(138)	9,053

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

The amortized cost and estimated fair values of municipal bonds at December 1, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

In thousands	Amortized Cost	Estimated Fair Value
Due within one year	$447	$441
Due after one year through five years	8,781	8,598
Due after five years through 10 years	2,541	2,493
Due after 10 years through 15 years	—	—
Due beyond 15 years	765	757
Total	$12,534	$12,289

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

In thousands	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
December 1, 2018
Cash equivalents
Money market funds	$2,145	$—	$2,145
Commercial paper	—	400	400
Total cash equivalents	2,145	400	2,545
Short-term securities
Municipal and corporate bonds	—	442	442
Long-term securities
Municipal and corporate bonds	—	11,847	11,847
Total assets at fair value	$2,145	$12,689	$14,834
March 3, 2018
Cash equivalents
Money market funds	$2,901	$—	$2,901
Commercial paper	—	400	400
Total cash equivalents	2,901	400	3,301
Short-term securities
Municipal and corporate bonds	—	423	423
Long-term securities
Municipal and corporate bonds	—	8,630	8,630
Total assets at fair value	$2,901	$9,453	$12,354

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

Foreign currency instruments
We periodically enter into forward purchase foreign currency contracts, generally with an original maturity date of less than one year, to hedge foreign currency exchange rate risk. As of December 1, 2018, we held foreign exchange forward contracts with a U.S. dollar notional value of $16.0 million, with the objective of reducing the exposure to fluctuations in the Canadian dollar and the Euro. The fair value of these contracts was a liability of $0.4 million as of December 1, 2018. These forward contracts are measured at fair value using unobservable market inputs, such as quotations on forward foreign exchange points and foreign currency exchange rates, and would be classified as Level 2 within the fair value hierarchy above.

6.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill attributable to each reporting segment was:

In thousands	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at March 4, 2017	$63,701	$25,956	$1,120	$10,557	$101,334
Goodwill acquired	84,162	—	—	—	84,162
Goodwill adjustments for purchase accounting	(5,859)	—	—	—	(5,859)
Foreign currency translation	1,304	15	—	—	1,319
Balance at March 3, 2018	143,308	25,971	1,120	10,557	180,956
Goodwill adjustments for purchase accounting	6,267	—	—	—	6,267
Foreign currency translation	(1,110)	(325)	—	—	(1,435)
Balance at December 1, 2018	$148,465	$25,646	$1,120	$10,557	$185,788

The gross carrying amount of other intangible assets and related accumulated amortization was:

In thousands	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
December 1, 2018
Definite-lived intangible assets:
Customer relationships	$122,816	$(24,937)	$(2,609)	$95,270
Other intangibles	41,697	(31,033)	(899)	9,765
Total definite-lived intangible assets	164,513	(55,970)	(3,508)	105,035
Indefinite-lived intangible assets:
Trademarks	49,077	—	(507)	48,570
Total intangible assets	$213,590	$(55,970)	$(4,015)	$153,605
March 3, 2018
Definite-lived intangible assets:
Customer relationships	$122,816	$(20,277)	$(56)	$102,483
Other intangibles	41,697	(25,879)	(30)	15,788
Total definite-lived intangible assets	164,513	(46,156)	(86)	118,271
Indefinite-lived intangible assets:
Trademarks	48,461	—	617	49,078
Total intangible assets	$212,974	$(46,156)	$531	$167,349

Amortization expense on definite-lived intangible assets was $10.5 million and $12.8 million for the nine-month periods ended December 1, 2018 and December 2, 2017. The amortization expense associated with debt issue costs is included in interest expense while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At December 1, 2018, the estimated future amortization expense for definite-lived intangible assets was:

In thousands	Remainder of Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023
Estimated amortization expense	$2,266	$8,091	$8,084	$7,928	$7,539

7.	Debt

We maintain a committed revolving credit facility with maximum borrowings of up to $335.0 million, maturing in November 2021. Outstanding borrowings under our committed revolving credit facility were $211.5 million, as of December 1, 2018, and $195.0 million, as of March 3, 2018. Under this facility, we are subject to two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At December 1, 2018, we were in compliance with both financial covenants. Additionally, at December 1, 2018, we had a total of $25.1 million of ongoing letters of credit related to industrial revenue bonds and construction contracts that expire in fiscal 2020 and reduce availability of funds under our committed credit facility.

At December 1, 2018, our debt also included $20.4 million of industrial revenue bonds that mature in fiscal years 2021 through 2043 and $0.5 million of long-term debt in Canada. The fair value of the industrial revenue bonds approximated carrying value at December 1, 2018, due to the variable interest rates on these instruments. All debt would be classified as Level 2 within the fair value hierarchy described in Note 5.

We also maintain two Canadian demand credit facilities totaling $12.0 million Canadian dollars. As of December 1, 2018, $0.4 million was outstanding under these facilities, and no borrowings were outstanding as of March 3, 2018. Borrowings under these facilities are made available at the sole discretion of the lenders and are payable on demand. The Company classifies any outstanding balances under these demand facilities as long-term debt, as outstanding amounts can be refinanced through our committed revolving credit facility.

Interest payments were $7.2 million and $3.6 million for the nine months ended December 1, 2018 and December 2, 2017, respectively.

8.	Commitments and Contingent Liabilities

Operating lease commitments
As of December 1, 2018, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rental payments based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

In thousands	Remainder of Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Total minimum payments	$3,890	$14,759	$11,522	$9,353	$8,459	$23,308	$71,291

Bond commitments and installation project contingencies
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At December 1, 2018, $224.0 million of our backlog was bonded by these types of bonds with a face value of $478.8 million. These bonds do not have stated expiration dates, as we are generally released from the bonds upon completion of the contract. We have not been required to make any payments under these bonds with respect to our existing businesses.

Additionally, we also are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services segment and certain of our Architectural Framing Systems businesses, including those taken on with our acquisition of EFCO. We actively manage the risk of these exposures through contract negotiations, proactive project management and insurance coverages.

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

	Nine Months Ended
In thousands	December 1, 2018	December 2, 2017
Balance at beginning of period	$22,517	$21,933
Additional accruals	3,437	3,443
Claims paid	(8,398)	(8,254)
Acquired reserves	—	5,571
Balance at end of period	$17,556	$22,693

Letters of credit
At December 1, 2018, we had $25.1 million of ongoing letters of credit, all of which have been issued under our committed revolving credit facility, as discussed in Note 7.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $163.2 million as of December 1, 2018.

New Markets Tax Credit transactions
In September 2018, we entered into a transaction with SunTrust Community Capital (STCC) under a qualified New Markets Tax Credit (NMTC) program related to an investment in plant and equipment within our Architectural Framing Systems segment. STCC contributed $3.2 million to this project, which is included in other non-current liabilities on our consolidated balance sheets. We have completed two NMTC transactions this fiscal year. Under the terms of these arrangements, we are required to hold cash dedicated to fund the related capital projects which is classified as restricted cash on our consolidated balance sheets.

Since fiscal 2014, we have entered into four separate NMTC programs to support our operational expansion. The NMTC arrangements are subject to 100 percent tax credit recapture for a period of seven years from the date of each respective transaction. Therefore, upon the termination of each arrangement at the end of the seven-year period, proceeds received from investors will be recognized in earnings in exchange for the transfer of tax credits. Direct and incremental costs incurred in structuring these arrangements have been deferred and will be recognized in conjunction with the recognition of the related profits.

Variable-interest entities have been created as a result of the transaction structure, which have been included within our consolidated financial statements as investors in the program do not have a material interest in the underlying economics of the respective projects.

Litigation
In November 2018, a purported class action lawsuit was filed claiming the Company and certain named executive officers made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business and operations during the period June 28, 2018 to September 17, 2018. In December 2018, a derivative lawsuit was filed against certain of our executive officers and directors claiming breach of fiduciary duty, waste of corporate assets and unjust enrichment. We intend to vigorously defend against these matters. Due to the preliminary nature of these matters, we are unable to estimate any potential loss at this time.

In addition to the foregoing, the Company is a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply and services industry, the Company is routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company is also subject to litigation arising out of areas such as employment practices, workers compensation and general liability matters. Although it is very difficult to accurately predict the outcome of any such proceedings, facts currently available indicate that no matters will result in losses that would have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

9.	Share-Based Compensation

Total share-based compensation expense included in the results of operations was $4.7 million for the nine-month period ended December 1, 2018 and $4.6 million for the nine-month period ended December 2, 2017.

Stock options and SARs
Stock option and SAR activity for the current nine-month period is summarized as follows:

Stock options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 3, 2018	129,901	$11.10
Awards exercised	(29,560)	20.43
Outstanding and exercisable at December 1, 2018	100,341	8.34	2.8 years	$2,820,586

Cash proceeds from the exercise of stock options were $0.2 million and $0.8 million for the nine months ended December 1, 2018 and December 2, 2017, respectively. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $0.6 million during the nine months ended December 1, 2018 and $4.8 million during the prior-year period.

Nonvested shares and share units
Nonvested share activity for the current nine-month period is summarized as follows:

Nonvested shares and units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at March 3, 2018	266,180	$49.22
Granted	152,487	43.50
Vested	(116,266)	46.57
Canceled	(17,942)	48.65
Nonvested at December 1, 2018	284,459	47.24

At December 1, 2018, there was $7.9 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 20 months. The total fair value of shares vested during the nine months ended December 1, 2018 was $4.9 million.

10.	Employee Benefit Plans

The Company sponsors two frozen defined-benefit pension plans: an unfunded Officers’ Supplemental Executive Retirement Plan and the Tubelite Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost were:

	Three Months Ended		Nine Months Ended
In thousands	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Interest cost	$127	$133	$381	$399
Expected return on assets	(10)	(10)	(30)	(30)
Amortization of unrecognized net loss	57	57	171	171
Net periodic benefit cost	$174	$180	$522	$540

11.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2016, or state and local income tax examinations for years prior to fiscal 2012. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2015, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The total liability for unrecognized tax benefits was approximately $5.3 million at December 1, 2018 and $5.1 million at March 3, 2018. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.6 million during the next 12 months due to lapsing of statutes.

12.	Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
In thousands	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Basic earnings per share – weighted average common shares outstanding	27,836	28,736	28,030	28,812
Weighted average effect of nonvested share grants and assumed exercise of stock options	320	82	274	50
Diluted earnings per share – weighted average common shares and potential common shares outstanding	28,156	28,818	28,304	28,862
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	170	—	92	—

13.	Segment Information

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

•	The LSO segment manufactures value-added glass and acrylic products primarily for framing and display applications.

	Three Months Ended		Nine Months Ended
In thousands	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Net sales from operations
Architectural Framing Systems	$181,306	$194,157	$550,193	$493,672
Architectural Glass	98,524	96,940	263,533	292,026
Architectural Services	72,828	49,077	220,051	146,056
Large-Scale Optical	23,377	26,003	64,522	64,897
Intersegment eliminations	(18,317)	(9,671)	(41,917)	(23,930)
Net sales	$357,718	$356,506	$1,056,382	$972,721
Operating income (loss) from operations
Architectural Framing Systems	$12,903	$18,452	$43,554	$46,958
Architectural Glass	5,851	9,107	9,168	28,687
Architectural Services	8,659	2,547	21,435	4,102
Large-Scale Optical	6,628	6,724	15,845	15,022
Corporate and other	(2,633)	(2,295)	(7,940)	(8,354)
Operating income	$31,408	$34,535	$82,062	$86,415

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

Highlights of Third Quarter and First Nine Months of Fiscal 2019 Compared to Third Quarter and First Nine Months of Fiscal 2018

Net sales
Consolidated net sales increased 0.3 percent, or $1.2 million, for the third quarter ended December 1, 2018, and 8.6 percent, or $83.7 million, for the nine-month period, compared to the same periods in the prior year. In the three-month period, sales growth was driven by the Architectural Services segment, largely offset by volume-related declines in the Architectural Framing and Large Scale Optical segments. In the nine-month period, the increase in sales was primarily driven by the Architectural Services segment, as well as growth from our Architectural Framing segment, partially offset by lower sales in Architectural Glass.
The relationship between various components of operations, as a percentage of net sales, is presented below:

	Three Months Ended		Nine Months Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.5	74.3	76.4	74.5
Gross profit	23.5	25.7	23.6	25.5
Selling, general and administrative expenses	14.7	16.0	15.8	16.6
Operating income	8.8	9.7	7.8	8.9
Interest and other (expense) income, net	(0.8)	(0.3)	(0.6)	(0.3)
Earnings before income taxes	8.0	9.4	7.2	8.6
Income tax expense	1.9	2.7	1.7	2.7
Net earnings	6.1%	6.6%	5.5%	5.9%
Effective tax rate	23.5%	29.1%	23.8%	31.7%

Gross profit
Gross profit as a percent of sales was 23.5 percent and 23.6 percent for the three- and nine-month periods, respectively, ended December 1, 2018, compared to 25.7 percent and 25.5 percent for each of the three- and nine-month periods ended December 2, 2017. Gross profit as a percent of sales declined from the prior-year periods primarily due to higher operating costs in the Architectural Glass segment and negative leverage on reduced volumes in the Architectural Framing segment, somewhat offset by volume leverage and good project performance in the Architectural Services segment.
Selling, general and administrative (SG&A) expenses
SG&A expenses as a percent of sales declined to 14.7 percent and 15.8 percent for the three- and nine-month periods, respectively, ended December 1, 2018, compared to 16.0 percent and 16.6 percent in the three- and nine-month periods, respectively, last year. The decline as a percent of sales in both periods was primarily due to reduced amortization on short-lived intangibles and a gain on the sale of a property. In the year-to-date period, SG&A expense as a percent of sales also decreased due to the acquisition-related costs incurred in the prior year.
Income tax expense
The effective tax rate in the third quarter of fiscal 2019 was 23.5 percent, compared to 29.1 percent in the same period last year, and 23.8 percent for the first nine months of fiscal 2019, compared to 31.7 percent in the prior-year period. The reduction in the effective tax rate in both periods was primarily driven by the provisions of the Tax Cuts and Jobs Act, enacted in December 2017.

Segment Analysis

Architectural Framing Systems

	Three Months Ended			Nine Months Ended
In thousands	December 1, 2018	December 2, 2017	% Change	December 1, 2018	December 2, 2017	% Change
Net sales	$181,306	$194,157	(6.6)%	$550,193	$493,672	11.4%
Operating income	12,903	18,452	(30.1)%	43,554	46,958	(7.2)%
Operating margin	7.1%	9.5%		7.9%	9.5%
Architectural Framing Systems net sales decreased $12.9 million, or 6.6 percent, for the three-month period ended December 1, 2018, and increased $56.5 million, or 11.4 percent, for the nine-month period this year, compared to the respective prior year periods. The sales decline in the current-year third quarter was primarily due to lower volumes reflecting project timing delays in some of the segment's end markets. For the nine-month period, the sales increase was primarily due to the addition of EFCO (acquired in June 2017) for the full period.
Operating margin decreased 240 and 160 basis points, respectively, for the three- and nine-month periods of the current year, compared to the same periods in the prior year. For the three-month period, the operating margin decline compared to the prior year was primarily driven by negative operating leverage on reduced volume. For the nine-month period, the decline in operating margin was driven by the inclusion in the current year of a full period of EFCO at lower operating margins, partially offset by operating improvements in our businesses existing prior to our acquisitions of Sotawall (in December 2016) and EFCO.
As of December 1, 2018, segment backlog was approximately $392 million, compared to approximately $406 million last quarter.

Architectural Glass

	Three Months Ended			Nine Months Ended
In thousands	December 1, 2018	December 2, 2017	% Change	December 1, 2018	December 2, 2017	% Change
Net sales	$98,524	$96,940	1.6%	$263,533	$292,026	(9.8)%
Operating income	5,851	9,107	(35.8)%	9,168	28,687	(68.0)%
Operating margin	5.9%	9.4%		3.5%	9.8%
Net sales increased $1.6 million, or 1.6 percent, and declined $28.5 million, or 9.8 percent, for the three- and nine-month periods, respectively, ended December 1, 2018, compared to the same periods in the prior year. The decline in the year-to-date period was the result of changes in the timing of customer orders as well as volume declines stemming from operational challenges within the segment (described in the next paragraph).
Operating margin declined 350 and 630 basis points, respectively, for the three- and nine-month periods of the current year, compared to the same periods in the prior year, primarily driven by significantly increased labor costs, continued lower productivity and higher cost of quality, as the segment has been challenged to efficiently ramp-up production in a tight labor market to meet higher than expected order intake and customer demand. In the third quarter of fiscal 2019, we made progress toward overcoming these operational challenges, resulting in operating margin improvement compared to the prior quarter and we expect these improvements to continue into early fiscal 2020.

Architectural Services

	Three Months Ended			Nine Months Ended
In thousands	December 1, 2018	December 2, 2017	% Change	December 1, 2018	December 2, 2017	% Change
Net sales	$72,828	$49,077	48.4%	$220,051	$146,056	50.7%
Operating income	8,659	2,547	240.0%	21,435	4,102	422.5%
Operating margin	11.9%	5.2%		9.7%	2.8%
Architectural Services net sales increased $23.8 million, or 48.4 percent, and $74.0 million, or 50.7 percent, for the three- and nine- month periods, respectively, ended December 1, 2018, over the same periods in the prior year, as the business continued to experience strong execution on projects.

Operating margin increased 670 and 690 basis points, respectively, for the three- and nine-month periods of the current year, compared to the same periods in the prior year, due to volume leverage and strong project execution.
As of December 1, 2018, segment backlog was approximately $419 million, compared to approximately $405 million last quarter.

Large-Scale Optical (LSO)

	Three Months Ended			Nine Months Ended
In thousands	December 1, 2018	December 2, 2017	% Change	December 1, 2018	December 2, 2017	% Change
Net sales	$23,377	$26,003	(10.1)%	$64,522	$64,897	(0.6)%
Operating income	6,628	6,724	(1.4)%	15,845	15,022	5.5%
Operating margin	28.4%	25.9%		24.6%	23.1%
LSO net sales decreased $2.6 million, or 10.1 percent, and $0.4 million, or 0.6 percent, for the three- and nine-month periods ended December 1, 2018, over the same periods in the prior year.
Operating margin increased 250 basis points for the three months ended December 1, 2018, compared to the third quarter of last year and increased 150 basis points for the nine-month period of the current year compared to the same period in the prior year, driven by good operational performance and an insurance recovery.

Liquidity and Capital Resources

Selected cash flow data	Nine Months Ended
In thousands	December 1, 2018	December 2, 2017
Operating Activities
Net cash provided by operating activities	$70,644	$66,239
Investing Activities
Capital expenditures	(33,867)	(38,946)
Acquisition of business, net of cash acquired	—	(184,826)
Proceeds from sale of property, plant and equipment	12,332	253
Financing Activities
Proceeds from issuance of debt	294,500	314,700
Payments on debt	(278,000)	(150,700)
Repurchase and retirement of common stock	(23,313)	(10,833)
Dividends paid	(13,180)	(11,971)

Operating Activities. Cash provided by operating activities was $70.6 million for the first nine months of fiscal 2019, increasing $4.4 million compared to the prior-year period, primarily due to proceeds received on our two New Market Tax Credit transactions.

Investing Activities. Net cash used in investing activities was $26.9 million for the first nine months of fiscal 2019, primarily due to capital expenditures and net purchases of marketable securities, offset by proceeds received from the sale of property, while in the first nine months of the prior year, net cash used by investing activities was $223.4 million, driven by the EFCO acquisition. We estimate fiscal 2019 capital expenditures to be approximately $60 million, as we continue to make investments in projects that will add capabilities, improve productivity and expand capacity.

We continue to review our portfolio of businesses and their assets in comparison to our internal strategic and performance objectives. As part of this review, we may take actions to adjust capacity, pursue geographic expansion, further invest in, fully divest or sell parts of our current businesses and/or acquire other businesses.

Financing Activities. At December 1, 2018, we had outstanding borrowings under our credit facility of $211.5 million and $25.1 million of ongoing letters of credit that reduce availability of funds under our $335.0 million committed credit facility. As defined within our amended committed revolving credit facility, we are required to comply with two financial covenants. These financial covenants require us to stay below a maximum leverage ratio and to maintain a minimum interest coverage ratio. At December 1, 2018, we were in compliance with both financial covenants.

We paid dividends totaling $13.2 million ($0.4725 per share) in the first nine months of fiscal 2019. As of December 1, 2018, we repurchased 600,000 shares under our authorized share repurchase program, for a total cost of $23.3 million; all such purchases were made in the third quarter. In the first nine months of fiscal 2018, we repurchased 200,000 shares under our authorized share repurchase program, for a total cost of $10.8 million. Subsequent to the end of the quarter, we purchased 504,004 shares under the program, at a total cost of $14.9 million. Including these shares, we have purchased a total of 5,113,936 shares, at a cost of $144.1 million, since the fiscal 2004 inception of this program. We currently have remaining authority to repurchase an additional 2,136,064 shares under this program.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of December 1, 2018:

	Payments Due by Fiscal Period
In thousands	Remainder of Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Debt obligations	$30	$120	$5,520	$214,091	$1,084	$12,000	$232,845
Operating leases (undiscounted)	3,890	14,759	11,522	9,353	8,459	23,308	71,291
Purchase obligations	54,913	99,393	7,625	1,231	—	—	163,162
Total cash obligations	$58,833	$114,272	$24,667	$224,675	$9,543	$35,308	$467,298

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

As of December 1, 2018, we had reserves of $5.3 million and $1.2 million for unrecognized tax benefits and environmental liabilities, respectively. We currently expect approximately $0.6 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At December 1, 2018, $224.0 million of our backlog was bonded by these types of bonds with a face value of $478.8 million. These bonds do not have stated expiration dates, as we are generally released from the bonds upon completion of the contract. We have not been required to make any payments under these bonds with respect to our existing businesses.

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

	Three Months Ended		Nine Months Ended
In thousands, except per share data	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Net earnings	$21,891	$23,646	$57,778	$57,159
Amortization of short-lived acquired intangibles	717	2,924	4,655	7,608
Acquisition-related costs	—	423	—	4,840
Income tax impact on above adjustments (1)	(168)	(974)	(1,108)	(4,120)
Adjusted net earnings	$22,440	$26,019	$61,325	$65,487

Earnings per diluted common share	$0.78	$0.82	$2.04	$1.98
Amortization of short-lived acquired intangibles	0.03	0.10	0.16	0.26
Acquisition-related costs	—	0.01	—	0.17
Income tax impact on above adjustments (1)	(0.01)	(0.03)	(0.04)	(0.14)
Adjusted earnings per diluted common share	$0.80	$0.90	$2.17	$2.27
(1) Income tax impact on adjustments was calculated using our effective income tax rates of 23.5% and 29.1% for the quarters ended December 1, 2018 and December 2, 2017, respectively, and 23.8% and 33.1% for the nine-month periods ended December 1, 2018 and December 2, 2017, respectively.

The following table reconciles earnings before interest, income taxes and depreciation and amortization, or EBITDA, to adjusted EBITDA.

	Three Months Ended		Nine Months Ended
In thousands	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Net earnings	$21,891	$23,646	$57,778	$57,159
Income tax expense	6,730	9,704	18,030	26,517
Other expense (income), net	655	(303)	459	(560)
Interest expense, net	2,132	1,488	5,795	3,299
Depreciation and amortization	11,921	14,712	38,378	39,774
EBITDA	43,329	49,247	120,440	126,189
Acquisition-related costs	—	423	—	4,840
Adjusted EBITDA	$43,329	$49,670	$120,440	$131,029

The following table reconciles operating income (loss) to adjusted operating income (loss).

	Framing Systems Segment		Corporate	Consolidated
In thousands	Operating income	Operating margin	Operating income (loss)	Operating income	Operating margin
Three Months Ended December 1, 2018
Operating income (loss)	$12,903	7.1%	$(2,633)	$31,408	8.8%
Amortization of short-lived acquired intangibles	717	0.4	—	717	0.2
Acquisition-related costs	—	—	—	—	—
Adjusted operating income (loss)	$13,620	7.5%	$(2,633)	$32,125	9.0%
Three Months Ended December 2, 2017
Operating income (loss)	$18,452	9.5%	$(2,295)	$34,535	9.7%
Amortization of short-lived acquired intangibles	2,924	1.5	—	2,924	0.8
Acquisition-related costs	—	—	423	423	0.1
Adjusted operating income (loss)	$21,376	11.0%	$(1,872)	$37,882	10.6%

Nine Months Ended December 1, 2018
Operating income (loss)	$43,554	7.9%	$(7,940)	$82,062	7.8%
Amortization of short-lived acquired intangibles	4,655	0.8	—	4,655	0.4
Acquisition-related costs	—	—	—	—	—
Adjusted operating income (loss)	$48,209	8.8%	$(7,940)	$86,717	8.2%
Nine Months Ended December 2, 2017
Operating income (loss)	$46,958	9.5%	$(8,354)	$86,415	8.9%
Amortization of short-lived acquired intangibles	7,608	1.5	—	7,608	0.8
Acquisition-related costs	—	—	4,840	4,840	0.5
Adjusted operating income (loss)	$54,566	11.1%	$(3,514)	$98,863	10.2%

Outlook
The following statements are based on our current expectations for full-year fiscal 2019 results. These statements are forward-looking, and actual results may differ materially. We are currently expecting:

•	Revenue growth of 6 to 7 percent.

•	Operating margin of approximately 8.4 percent.

•	Earnings per diluted share of approximately $3.00.

•	Adjusted operating margin of approximately 8.7 percent and adjusted earnings per diluted common share of approximately $3.13(1).

•	Capital expenditures of approximately $60 million.
(1)Adjusted operating margin and adjusted earnings per diluted share exclude the impact of amortization of short-lived acquired intangible assets associated with the acquired backlog of Sotawall and EFCO of $3.8 million (after tax, $0.13 per diluted common share). These non-GAAP measures are used by management to evaluate the Company's historical and prospective financial performance, measure operational profitability on a more consistent basis, and provide enhanced transparency to the investment community. These non-GAAP measures should be viewed in addition to, and not as an alternative to, the financial results of the company prepared in accordance with GAAP.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 1, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Murray Mayer v. Apogee Enterprises, Inc., et al
On November 5, 2018, Murray Mayer, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against the Company and our Chief Executive Officer and our Chief Financial Officer in the United States District Court for the District of Minnesota. The complaint generally alleges that, throughout the purported class period of June 28, 2018 to September 17, 2018, the Company and the named executive officers made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, particularly with respect to our Architectural Glass business segment and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks unspecified sums of damages, award of counsel fees and costs, and equitable relief. As of the date of filing of this Report, this complaint has not been served on any named defendant. If and when the complaint is served on the Company, we intend to vigorously defend against this matter.
Justin Buley v. Apogee Enterprises, Inc. et al
On December 17, 2018, Justin Buley filed a derivative lawsuit, purportedly on behalf of the Company, against our Chief Executive Officer, our Chief Financial Officer and eight of the nine non-executive members of our Board of Directors, in the Fourth Judicial District of the State of Minnesota. The complaint alleges claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment, arising from substantially similar allegations as those described above. The complaint seeks an unspecified sum of damages and equitable relief, including requiring the Company to offer our shareholders the opportunity to vote for certain amendments to our Bylaws or Articles of Incorporation purporting to improve identified corporate governance practices. We intend to vigorously defend against this matter.
Other Matters
In addition to the foregoing, the Company is a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply and services industry, the Company is routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company is also subject to litigation arising out of areas such as employment practices, workers compensation and general liability matters. Although it is very difficult to accurately predict the outcome of any such proceedings, facts currently available indicate that no matters will result in losses that would have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

Item 1A.	Risk Factors

There have been no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended March 3, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
September 2, 2018 to September 30, 2018	4,327	$49.22	—	1,240,068
October 1, 2018 to October 28, 2018	—	—	500,000	2,740,068
October 29, 2018 to December 1, 2018	—	—	100,000	2,640,068
Total	4,327	$49.22	600,000	2,640,068

(a)
The shares in this column represent the total number of shares that were surrendered to us by plan participants to satisfy stock-for-stock option exercises or withholding tax obligations related to share-based compensation.

(b)
In fiscal 2004, announced on April 10, 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock. The Board increased the authorization by 750,000 shares, announced on January 24, 2008; by 1,000,000 shares on each of the announcement dates of October 8, 2008, January 13, 2016 and January 9, 2018; and by 2,000,000 shares, announced on October 3, 2018. The repurchase program does not have an expiration date.

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

101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 1, 2018 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 1, 2018 and March 3, 2018, (ii) the Consolidated Results of Operations for the three- and nine-months ended December 1, 2018 and December 2, 2017, (iii) the Consolidated Statements of Comprehensive Earnings for the three- and nine-months ended December 1, 2018 and December 2, 2017, (iv) the Consolidated Statements of Cash Flows for the nine months ended December 1, 2018 and December 2, 2017, (v) the Consolidated Statements of Shareholders' Equity for the nine months ended December 1, 2018 and December 2, 2017, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 10, 2019	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: January 10, 2019	By: /s/ James S. Porter
James S. Porter Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)