Form 10-K
period 2019-03-02
APOGEE ENTERPRISES, INC.
filed 2019-04-26
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-K
 _________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 2, 2019

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
As of September 1, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1,391,000,000 (based on the closing price of $49.22 per share as reported on the NASDAQ Stock Market LLC as of that date).
As of April 24, 2019, 26,599,456 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC.
Annual Report on Form 10-K
For the fiscal year ended March 2, 2019

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

Our Company has four reporting segments, with three of the segments serving the commercial construction market:

•
The Architectural Framing Systems segment designs, engineers, fabricates and finishes the aluminum frames used in customized window, curtainwall, storefront and entrance systems comprising the outside skin of buildings. For fiscal 2019, this segment accounted for approximately 51 percent of our net sales.

•
The Architectural Glass segment fabricates coated, high-performance glass used globally in customized window and wall systems. For fiscal 2019, this segment accounted for approximately 22 percent of our net sales.

•	The Architectural Services segment provides building glass and curtainwall installation services. For fiscal 2019, this segment accounted for approximately 21 percent of our net sales.

•
The Large-Scale Optical Technologies (LSO) segment manufactures value-added coated glass and acrylic products for framing and display applications. For fiscal 2019, this segment accounted for approximately 6 percent of our net sales.

On June 12, 2017, we acquired the stock of EFCO Corporation (EFCO), a privately-held U.S. manufacturer of architectural aluminum window, curtainwall, storefront and entrance systems for commercial construction projects, for approximately $190 million. On December 14, 2016, we acquired substantially all the assets of Sotawall, Inc. (Sotawall), a privately-held Canadian designer and fabricator of high-performance, unitized curtainwall systems for commercial construction projects, for approximately $138 million. Results of operations for each of these businesses have been included in the consolidated financial statements and within the Architectural Framing Systems segment since the date of each respective acquisition.

Strategy
Our strategies are to diversify revenue streams within the commercial construction industry and structure the business to provide more stable revenue growth and profit generation over an economic cycle. Our strategies are focused on diversification of end sectors served through growth from new geographies, new products and new markets, while improving margins through productivity, project selection initiatives and rigorous cost management.

In an effort to reduce our exposure to the cyclical nature of the large-building segment of the commercial construction industry, we have expanded our focus to include mid-sized projects in the Architectural Glass segment and have grown our geographic footprint through organic growth and acquisitions in the Architectural Framing Systems segment. We have also increased our focus on retrofit and renovation of windows and curtainwall within our Architectural Framing and Architectural Glass segments as we have seen increased interest from the non-residential and high-end multi-family residential building sectors in upgrading building façades and improving energy efficiency.

In the Architectural Services segment, our emphasis is on improving margins through focused project selection, while continuing to deliver long-term organic growth through geographic expansion in line with our available project management capacity.

Within the LSO segment, our strategy is to grow in newer display markets that desire the value-added properties that our glass and acrylic products provide, while continuing to convert the domestic and international custom picture-framing and fine art markets from clear uncoated glass and acrylic products to value-added products that protect art from UV damage and minimize reflection.

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

Geographic location - We primarily supply architectural glass products to customers in North America, with some international sales of our high-performance architectural glass. We estimate the U.S. demand for architectural glass fabrication in non-residential buildings is in excess of $1.5 billion annually. Our aluminum framing systems, including windows, curtainwall, storefront and entrances, are marketed primarily in the U.S. and Canada, and we estimate demand to be in excess of $3 billion annually. In installation services, we are one of only a few architectural glass installation companies in the U.S. to have a national presence; we have the ability to provide remote installation project management throughout the U.S. We estimate the U.S. demand for installation services on commercial projects to be in excess of $10 billion.

Project size - Our Architectural Glass segment primarily serves mid-size to monumental high-profile projects. Architectural Framing Systems primarily targets small and mid-size projects, and Architectural Services primarily serves mid-size projects.

LSO segment
In our LSO segment, we have a leading brand of value-added coated glass and acrylic used in the custom picture-framing market. Under the Tru Vue brand, products are sold primarily in North America through national and regional retail chains using a direct sales force, as well as through local picture framing shops using an independent distribution network. We also supply our glass and acrylic products to museums, shops and galleries worldwide through independent distributors. We have also begun to supply to other display markets, such as digital signage, and to other wall decor sectors.

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

In our Architectural Glass segment, we experience competition from regional glass fabricators who can provide certain products with attributes similar to our products. Within the market sector for large, complex projects, we encounter competition from international companies and large regional fabricators, some of which have benefited from the relative strength of the U.S. dollar and lower fabrication costs in recent years. We are able to compete with our competitors by providing high-quality, customizable products, short lead times, and responsive customer service.

Our Architectural Services segment competes against national, regional and local glass installation companies. We distinguish ourselves from these competitors through our strong project management and ability to regularly meet or exceed each project's unique execution requirements.

LSO segment
Product attributes, price, quality, marketing and service are the primary competitive factors in the LSO segment. Our competitive strengths include our excellent relationships with customers, innovative marketing programs and the performance of our value-added products. We compete with certain European and U.S. valued-added glass and acrylic products for picture framing and display.

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

Sources and Availability of Raw Materials
Raw materials used within the Architectural Glass segment include flat glass, vinyl, silicone sealants and lumber. Materials used in the Architectural Framing Systems segment include aluminum billet and extrusions, fabricated glass, plastic extrusions, hardware, paint and chemicals. Within the Architectural Services segment, materials used include fabricated glass, aluminum extrusions and fabricated metal panels. The LSO segment mainly uses glass and acrylic. Most of our raw materials are readily available from a variety of domestic and international sources.

Trademarks and Patents
We have several trademarks and trade names that we believe have significant value in the marketing of our products, including APOGEE®. Trademark registrations in the U.S. are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.
Within the Architectural Framing Systems segment, LINETEC®, WAUSAU WINDOW AND WALL SYSTEMS®, TUBELITE®, ADVANTAGE BY WAUSAU®, 300ES®, FINISHER OF CHOICE®, THERML=BLOCK®, MAXBLOCK®, DFG®, ECOLUMINUM®, ALUMINATE®, GET THE POINT!®, FORCEFRONT®, SOTAWALL®, HYBRID-WALL®, EFCO®, TERRASTILE®, THERMASTILE®, TRIPLE SET®, ULTRADIZE®, ULTRAFLUR®, ULTRALINE®, ULTRAPON® and XTHERM® are registered trademarks. CUSTOM WINDOW™, INVENT™, INVENT.PLUS™, INVENT RETRO™, INVISION™, CLEARSTORY™, EPIC™, HERITAGE™, VISULINE™, SEAL™, SUPERWALL™, CROSSTRAK™, HP-Wall™, VersaTherm™, E-Strut™, E-Shade™, E-Lite™, Series 960 Wall™, Durastile™ and X Force™ are unregistered trademarks. ALUMICOR™, BUILDING EXCELLENCE™, TerraPorte 7600 Out-Swing accessABLE™, Integra 6000™ and ThermaSlide™ are unregistered trademarks in Canada.
Within the Architectural Glass segment, VIRACON®, DIGITALDISTINCTIONS®, ROOMSIDE®, EXTREMEDGE®, BUILDING DESIGN®, GLASS IS EVERYTHING®, CLEARPOINT®, CYBERSHIELD® and STORMGUARD® are registered trademarks. VIRASPAN™, VTS™ and VELOCITY, A VIRACON COMPANY™ are unregistered trademarks. In addition, GLASSECVIRACON®, GLASSEC®, INSULATTO® and BLINDATTO® are registered trademarks in Brazil.
Within the Architectural Services segment, HARMON®, H DESIGN®, HARMON GLASS®, HI-7000®, BUILDING TRUST IN EVERYTHING WE DO ® and INNOVATIVE FAÇADE SOLUTIONS® are registered trademarks. UCW-8000™, HI-8500™, HI-9000™, SMU-6000™ and HPW-250™ are unregistered trademarks.
Within the LSO segment, TRU VUE®, CONSERVATION CLEAR®, CONSERVATION REFLECTION CONTROL®, ULTRAVUE®, MUSEUM GLASS®, OPTIUM®, PREMIUM CLEAN®, REFLECTION CONTROL®, AR REFLECTION-FREE®, OPTIUM ACRYLIC®, OPTIUM MUSEUM ACRYLIC®, CONSERVATION MASTERPIECE®, STATICSHIELD®, TRULIFE®, VISTA AR® and PREMIUM CLEAR® are registered trademarks. TRULIFE INFINITY FRAME™, THE DIFFERENCE IS CLEAR™ and TRU FRAMEABLE MOMENTS™ are unregistered trademarks.

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

Working Capital Requirements
Trade and contract-related receivables and other contract assets are the largest components of our working capital. Inventory requirements, mainly related to raw materials, are most significant in our Architectural Framing Systems and Architectural Glass segments.

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

Architectural Framing Systems segment backlog grew to $399.5 million at year-end, net of intersegment eliminations, compared to $378.4 million at the end of the prior year, due primarily to strong order activity, particularly of longer lead-time contracts. Approximately 70 percent of the backlog in this segment is expected to be fulfilled in fiscal 2020, with the remainder expected to be filled in fiscal 2021 and beyond.
Architectural Glass segment backlog as of year-end was $71.3 million, compared to $36.7 million in the prior year, net of intersegment eliminations, due to strong order activity and extended lead times. The backlog is all expected to be fulfilled in fiscal 2020.

Backlog in the Architectural Services segment as of year-end was $444.0 million, compared to $426.3 million in the prior year, due to timing of firm orders and signed contracts. Approximately 50 percent of the backlog in this segment is expected to be filled during fiscal 2020, with the remainder expected to be filled in fiscal 2021 and beyond.

Backlog is not a significant metric for the LSO segment, as orders are typically booked and billed within a short time-frame.

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

Employees
The Company had approximately 7,000 and 6,700 employees on March 2, 2019 and March 3, 2018, respectively. At March 2, 2019, 601 of these employees were represented by U.S. labor unions.

International Sales
Information regarding export and international sales is included in Item 8, Financial Statements and Supplementary Data, within Note 15 of our Consolidated Financial Statements.

Available Information
The Company maintains a website at www.apog.com. Through a link to a third-party content provider, our website provides free access to the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after electronic filing such material with, or furnishing it to, the Securities and Exchange Commission (SEC). These reports are also available on the SEC's website at www.sec.gov. Also available on our website are various corporate governance documents, including our Code of Business Ethics and Conduct, Corporate Governance Guidelines, and charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors.

ITEM 1A. RISK FACTORS

Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or our other filings with the Securities and Exchange Commission, could have a material adverse impact on our business, financial condition or results of operations.

North American economic and industry-related business conditions
Our Architectural Framing Systems, Architectural Glass and Architectural Services segments are dependent on North American economic conditions and the cyclical nature of the North American commercial construction industry. The commercial construction industry is impacted by macroeconomic trends that, in turn, affect, among other things, availability of credit, employment levels, consumer confidence, interest rates and commodity prices. To the extent changes in these factors negatively impact the overall commercial construction industry, our revenue and profits could be significantly reduced.

Our LSO segment primarily depends on the strength of the retail custom picture framing industry. This industry is highly dependent on consumer confidence and the conditions of the U.S. economy. A decline in consumer confidence, whether as a result of an economic slowdown, uncertainty regarding the future or other factors, could result in a decrease in net sales and operating income of this segment.

Foreign currency exchange impacts
Our international subsidiaries report their results of operations and financial position in their relevant functional currencies (local country currency), which are then translated into U.S. dollars. This translated financial information is included in our consolidated financial statements. As the relationship between these currencies and the U.S. dollar changes, there could be a negative impact on our reported results and financial position.

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

Our LSO segment competes with several international specialty glass manufacturers and international and domestic acrylic suppliers. If these competitors are able to successfully increase their product attributes, service capabilities and production capacity and/or increase their sales and marketing focus in the U.S. custom picture framing market, this segment's net sales and margins could be negatively impacted.

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

•
with respect to the acquired assets and liabilities, inaccurate assessment of additional post-acquisition capital investments; undisclosed, contingent or other liabilities; problems executing backlog of material supply or installation projects; unanticipated costs; and an inability to recover or manage such liabilities and costs.

If one or more of these risks were to arise in a material manner, our operating results could be negatively impacted.
Goodwill and indefinite-lived intangible asset impairment
Our total assets include a significant amount of goodwill and indefinite-lived intangible assets. We test goodwill and indefinite-lived intangibles for impairment annually, or more frequently if events or changes in circumstances indicate the potential for impairment. If future operating performance at one or more of our operating units were to fall significantly below forecast levels or if market conditions for one or more of our acquired businesses were to decline in a material and sustained manner, we could incur a non-cash impairment charge that would negatively impact our net earnings for the fiscal period in which the charge was recorded.

Effective utilization and management of our manufacturing capacity
Near-term performance depends, to a significant degree, on our ability to provide sufficient available capacity and appropriately utilize existing production capacity. The failure to successfully maintain existing capacity, successfully implement planned capacity expansions, and/or make timely investments in additional physical capacity could adversely affect our operating results.

Loss of key personnel and inability to source sufficient labor
Our success depends on the skills of the Company's leadership, construction project managers and other key technical personnel, and our ability to secure sufficient manufacturing and installation labor. Increased activity in residential and commercial construction has caused increased competition for experienced construction project managers. Additionally, some of our manufacturing facilities are located in regions that at times have experienced low levels of unemployment. If we are unable to retain existing employees and/or recruit and train additional employees with the requisite skills and experience, our operating results could be adversely impacted.

Commodity price fluctuations, trade policy impacts and supply availability
Our Architectural Framing Systems and Architectural Services segments use aluminum as a significant input to their products. While we structure many of our supply agreements in a way to moderate the effects of fluctuations in the market for raw aluminum and we endeavor to adjust our pricing to offset potential impacts, operating results could be negatively impacted by price movements in the market for raw aluminum.

In recent years, we have seen increased volatility and tariffs impacting the cost of aluminum that we purchase from both domestic and international sources.  Due to our Architectural Framing Systems segment presence in Canada, we have significant cross-border activity, as our Canadian businesses purchase inputs from U.S.-based suppliers and sell to U.S.-based customers.  A significant change in U.S. trade policy with Canada could therefore have an adverse impact on our net sales and operating results.

Our Architectural Glass and LSO segments use raw glass as a significant input to their products. We periodically experience a tighter supply of raw glass when there is growth in automotive manufacturing and residential and non-residential construction. Although we have secured supply commitments from multiple suppliers that allow us to reach our near-term growth targets, a significant unplanned downtime or shift in strategy at one or more of our key suppliers could negatively impact our operating results.

Product quality issues
We manufacture and/or install a significant portion of our products based on the specific requirements of each customer. We believe that future orders of our products or services will depend on our ability to maintain the performance, reliability and quality standards required by our customers. If our products have performance, reliability or quality problems, or products are installed using incompatible glazing materials or installed improperly (by us or a customer), we may experience additional warranty expense; reduced or canceled orders; higher manufacturing or installation costs; or delays in the collection of accounts receivable. Additionally, performance, reliability or quality claims from our customers could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages that could negatively impact our operating results.

Project management and installation issues
The Architectural Services segment and, occasionally, the Architectural Framing Systems segment are awarded fixed-price contracts that include material supply and installation services. Often, bids are required before all aspects of a construction project are known. An underestimate in the amount of labor required and/or cost of materials for a project; a change in the timing of the delivery of product; system design errors; difficulties or errors in execution; or significant project delays, caused by us or other trades, could result in failure to achieve the expected results. Any one or more of such issues could result in losses on individual contracts that could negatively impact our operating results.

Additionally, one of our subsidiaries is party to a large construction project that is experiencing project delays that have resulted in significant additional costs. Further delays in the project completion schedule or legal action related to such project could have additional negative impact on our operating results.

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

Customer dependence in the LSO segment
The LSO segment is highly dependent on a relatively small number of customers for its sales, while working to grow in new markets and with new customers. Accordingly, loss of a significant customer, a significant reduction in pricing, or a shift to a less favorable mix of value-added picture framing glass or acrylic products for one or more of those customers could materially reduce LSO net sales and operating results.

Results can differ significantly from our expectations and the expectations of analysts
Our sales and earnings guidance and resulting external analyst estimates are largely based on our view of our business and the broader commercial construction market. Even though we have market intelligence through our contacts with real estate developers, building owners and architects, and continually monitor micro- and macro-economic indicators of future performance of the commercial construction market, we are unable to precisely predict events that can significantly change market cycles. Failure to meet our guidance or analyst expectations for net sales and earnings would likely have an adverse impact on the market price of our common stock.

Significant risk retention through self-insurance programs
We obtain third-party insurance to provide coverage for potential risk in areas such as employment practices, workers' compensation, directors and officers, automobile, architect's and engineer's errors and omissions, product rework and general liability, as well as medical insurance and various other coverages. However, a high amount of risk is retained on a self-insured basis, partially through our wholly-owned insurance subsidiary. Therefore, a material architectural product liability event could have a material adverse effect on our operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table lists, by segment, the Company's major properties as of March 2, 2019.

Property Location	Owned/ Leased	Function
Architectural Framing Systems segment
Wausau, WI	Owned	Manufacturing/Administrative
Stratford, WI	Owned	Manufacturing
Reed City, MI	Owned	Manufacturing
Walker, MI	Leased	Manufacturing/Administrative
Dallas, TX	Leased	Manufacturing
Toronto, ON Canada	Leased	Manufacturing/Warehouse/Administrative
Toronto, ON Canada	Owned	Manufacturing
Brampton, ON Canada	Leased	Manufacturing/Warehouse/Administrative
Verona, VA	Leased	Manufacturing/Warehouse/Administrative
Springfield, MO	Leased	Manufacturing/Warehouse/Administrative
Monett, MO	Owned	Manufacturing/Warehouse/Administrative
Langley, BC Canada	Leased	Manufacturing
Architectural Glass segment
Owatonna, MN	Owned	Manufacturing/Administrative
Owatonna, MN	Leased	Warehouse
Statesboro, GA	Owned	Manufacturing/Warehouse
Nazaré Paulista, Brazil	Owned(1)	Manufacturing/Administrative
Architectural Services segment
Minneapolis, MN	Leased	Administrative
West Chester, OH	Leased	Manufacturing
Mesquite, TX	Leased	Manufacturing
Glen Burnie, MD	Leased	Manufacturing
Orlando, FL	Leased	Manufacturing
LSO segment
McCook, IL	Owned	Manufacturing/Warehouse/Administrative
Faribault, MN	Owned	Manufacturing/Administrative
Other
Minneapolis, MN	Leased	Administrative

(1)	This is an owned facility; however, the land is leased from the city.

ITEM 3. LEGAL PROCEEDINGS

Murray Mayer v. Apogee Enterprises, Inc., et al

On November 5, 2018, Murray Mayer, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against the Company and our Chief Executive Officer and our Chief Financial Officer in the United States District Court for the District of Minnesota. The complaint generally alleges that, throughout the purported class period of June 28, 2018 to September 17, 2018, the Company and the named executive officers made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, particularly with respect to our Architectural Glass business segment, and further alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks unspecified sums of damages, award of counsel fees and costs, and equitable relief. The Company intends to vigorously defend against this matter.

Justin Buley v. Apogee Enterprises, Inc. et al

On December 17, 2018, Justin Buley filed a derivative lawsuit, purportedly on behalf of the Company, against our Chief Executive Officer, our Chief Financial Officer and eight of the nine non-executive members of our Board of Directors, in the Fourth Judicial District of the State of Minnesota. The complaint alleges claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment, arising from substantially similar allegations as those described in the Mayer litigation above. The complaint seeks an unspecified sum of damages and equitable relief, including requiring the Company to offer our shareholders the opportunity to vote for certain amendments to our Bylaws or Articles of Incorporation purporting to improve identified corporate governance practices. As of the date of filing this report, the parties have agreed to a stay of the proceeding. We intend to vigorously defend against this matter.

In addition to the foregoing, the Company has been a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply and services industry, the Company's construction supply and services businesses are routinely involved in various disputes and claims arising out of construction projects, sometimes involving demands for significant monetary damages or product replacement. The Company has also been subject to litigation arising out of general liability, employment practices, workers' compensation and automobile claims. Although it is very difficult to accurately predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Apogee common stock is traded on the NASDAQ Stock Market under the ticker symbol "APOG".

As of April 11, 2019, there were 1,156 shareholders of record and approximately 14,500 shareholders for whom securities firms acted as nominees.

Dividends
Quarterly, the Board of Directors evaluates declaring dividends based on operating results, available funds and the Company's financial condition. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly and annual cumulative cash dividends per share for the past three fiscal years.

	First	Second	Third	Fourth	Total
2019	$0.1575	$0.1575	$0.1575	$0.1750	$0.6475
2018	0.1400	0.1400	0.1400	0.1575	0.5775
2017	0.1250	0.1250	0.1250	0.1400	0.5150

Purchases of Equity Securities by the Company
The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (a)
December 2, 2018 through December 29, 2018	353,747	$29.80	353,747	2,286,321
December 30, 2018 through January 26, 2019	258,257	31.91	258,257	2,028,064
January 27, 2019 through March 2, 2019	45,979	33.77	45,979	1,982,085
Total	657,983	$31.59	657,983	1,982,085
(a) On April 10, 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock. The Board increased the authorization by 750,000 shares, announced on January 24, 2008; by 1,000,000 shares on each of the announcement dates of October 8, 2008, January 13, 2016, and January 9, 2018; and by 2,000,000 shares, announced on October 3, 2018. The Company's repurchase program does not have an expiration date.

Comparative Stock Performance
The graph below compares the cumulative total shareholder return on a $100 investment in our common stock for the last five fiscal years with the cumulative total return on a $100 investment in the Standard & Poor's Small Cap 600 Growth Index and the Russell 2000 Index. The graph assumes an investment at the close of trading on March 1, 2014, and also assumes the reinvestment of all dividends.

	2014	2015	2016	2017	2018	2019
Apogee	$100.00	$135.46	$117.57	$175.54	$134.18	$111.68
S&P Small Cap 600 Growth Index	100.00	107.27	98.43	129.09	145.05	155.75
Russell 2000 Index	100.00	105.63	90.09	122.98	136.89	143.84

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

	Fiscal Year
(In thousands, except per share data and percentages)	2019	2018(1)	2017(2)(3)	2016	2015
Results of Operations Data
Net sales	$1,402,637	$1,326,173	$1,114,533	$981,189	$933,936
Gross profit	293,565	333,518	292,023	243,570	208,544
Operating income	67,284	114,284	122,225	97,393	63,585
Net earnings	45,694	79,488	85,790	65,342	50,516
Earnings per share - basic	1.64	2.79	2.98	2.25	1.76
Earnings per share - diluted	1.63	2.76	2.97	2.22	1.72
Cash dividends per share	0.6475	0.5775	0.5150	0.4550	0.4100
Balance Sheet Data
Total assets	1,068,168	1,022,320	784,658	657,440	612,057
Long-term debt	245,724	215,860	65,400	20,400	20,587
Shareholders' equity	496,317	511,355	470,577	406,195	382,476
Other Data
Gross profit as a percentage of sales	20.9%	25.1%	26.2%	24.8%	22.3%
Operating income as a percentage of sales	4.8%	8.6%	11.0%	9.9%	6.8%
Return on average invested capital(4)	5.6%	9.3%	14.3%	12.7%	8.8%

(1)	Includes the acquisition of EFCO in June 2017.

(2)	Fiscal 2017 contained 53 weeks. Each of the other periods presented contained 52 weeks.

(3)	Includes the acquisition of Sotawall in December 2016.

(4)
Return on average invested capital is a non-GAAP measure that we define as [operating income x .75]/average invested capital. We believe this measure is useful in understanding operational performance over time. This non-GAAP measure should be viewed in addition to, and not as an alternative to, the reported financial results of the company prepared in accordance with GAAP. Other companies may calculate this measure differently from us, thereby limiting the usefulness of the measure for comparison with others.

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

During fiscal 2019, we continued to focus on strategies to diversify and strengthen our revenue streams in order to improve the stability of our business throughout an economic cycle. These strategies are designed to diversify geographies, markets and project sizes served. Also in fiscal 2019, we executed a balanced capital allocation approach to invest in the business for growth and margin expansion while also returning significant capital to shareholders.

Positive market conditions, coupled with these strategies, are expected to support continued growth in fiscal 2020 and beyond.

Fiscal 2019 summary of results:

•	Consolidated net sales were $1.4 billion, an increase of 6 percent over fiscal 2018.

•
Operating income was $67.3 million, including $40.9 million of project-related charges on certain contracts acquired with the purchase of EFCO, which was a decline of 41 percent from $114.3 million in the prior year.

•	Diluted EPS was $1.63, compared to $2.76 in the prior year, a decline of 41 percent.

•
Adjusted operating income was $116.3 million, a decrease of 13 percent compared to the prior year, and adjusted diluted EPS was $2.96, a decrease of 8% compared to the prior year. Refer to the tables that follow for details of these adjusted amounts.

Adjusted operating income and adjusted earnings per diluted share (adjusted diluted EPS) are supplemental non-GAAP measures provided by the Company to assess performance on a more comparable basis from period-to-period by excluding amounts that management does not consider part of core operating results. Management uses these non-GAAP measures to evaluate the company’s historical and prospective financial performance, measure operational profitability on a consistent basis, and provide enhanced transparency to the investment community. These non-GAAP measures should be viewed in addition to, and not as an alternative to, the reported financial results of the company prepared in accordance with GAAP. Other companies may calculate these measures differently, thereby limiting the usefulness of the measures for comparison with other companies.

Reconciliation of Non-GAAP Financial Information
Adjusted Operating Income and Adjusted Net Earnings per Diluted Common Share
			Diluted per share amounts
	Year-ended		Year-ended
In thousands	March 2, 2019	March 3, 2018	March 2, 2019	March 3, 2018
Operating income	$67,284	$114,284	$1.63	$2.76
Amortization of short-lived acquired intangibles	4,894	10,521	0.17	0.37
Project-related charges	40,948	—	1.46	—
Impairment charge	3,141	—	0.11	—
Acquisition-related costs	—	5,098	—	0.18
Restructuring-related costs	—	3,026	—	0.11
Income tax impact on above adjustments	N/A	N/A	(0.41)	(0.18)
Adjusted operating income	$116,267	$132,929	$2.96	$3.23

Results of Operations
Net Sales

(Dollars in thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net sales	$1,402,637	$1,326,173	$1,114,533	5.8%	19.0%

Fiscal 2019 Compared to Fiscal 2018
Net sales in fiscal 2019 increased by 5.8 percent compared to fiscal 2018, driven by strong project execution in the Architectural Services segment, as well as growth from our Architectural Framing segment, primarily due to the addition of EFCO (acquired in June 2017) for the full period, partially offset by a sales decline in the Architectural Glass segment.

Fiscal 2018 Compared to Fiscal 2017
Net sales in fiscal 2018 increased by 19.0 percent compared to fiscal 2017, due to the acquisition of EFCO in the second quarter of 2018. This acquisition, as well as a full year of results from Sotawall (acquired in the fourth quarter of fiscal 2017) and pricing and volume gains from our existing segment businesses, resulted in overall growth in our Architectural Framing Systems segment, which was partially offset by volume declines in our Architectural Services and Architectural Glass segments.

Performance
The relationship between various components of operations, as a percentage of net sales, is provided below.

(Percentage of net sales)	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	79.1	74.9	73.8
Gross profit	20.9	25.1	26.2
Selling, general and administrative expenses	16.1	16.5	15.2
Operating income	4.8	8.6	11.0
Interest (expense) income and other, net	(0.6)	(0.3)	—
Earnings before income taxes	4.2	8.3	11.0
Income tax expense	0.9	2.3	3.3
Net earnings	3.3%	6.0%	7.7%
Effective income tax rate	22.1%	27.7%	30.1%

Fiscal 2019 Compared to Fiscal 2018
Gross profit was 20.9 percent in fiscal 2019, a decline of 420 basis points from fiscal 2018, driven by $40.9 million of project-related charges on certain contracts acquired with the purchase of EFCO, higher operating costs in the Architectural Glass segment and negative leverage on reduced volumes and mix in the Architectural Framing segment, somewhat offset by volume leverage and good project performance in the Architectural Services segment.

Selling, general and administrative (SG&A) expense for fiscal 2019 was 16.1 percent, a decrease of 40 basis points but an increase of $7.0 million from fiscal 2018. This was due to the inclusion of a full year of expense for EFCO (acquired in the second quarter of fiscal 2018), partially offset by lower amortization on acquired intangible assets.

Interest and other expenses increased by 30 basis points over the prior year due to an increase in the variable interest rate on our debt and a higher average outstanding debt balance throughout fiscal 2019 compared to fiscal 2018.

The effective tax rate for fiscal 2019 was 22.1 percent, compared to 27.7 percent in fiscal 2018. The decline of 560 basis points was the result of a full year of benefits from the U.S. Tax Cuts and Jobs Act (the Act), enacted in December 2017, as well as increased research and development tax credits in the current year.

Fiscal 2018 Compared to Fiscal 2017
Gross profit was 25.1 percent percent in fiscal 2018, a decline of 110 basis points from fiscal 2017, driven by reduced operating leverage on volume within the Architectural Services and Architectural Glass segments and the inclusion of EFCO at lower margins, somewhat offset by improved productivity across all our segments.

SG&A expense for fiscal 2018 was 16.5 percent, an increase of 130 basis points, or $49.4 million, from fiscal 2017, mainly as a result of the inclusion of EFCO, as well as a full year of amortization expense on intangible assets acquired in the Sotawall transaction.

The effective tax rate for fiscal 2018 was 27.7 percent, a decline of 240 basis points compared to a rate of 30.1 percent in fiscal 2017, driven by a partial year of benefits from the Act.

Segment Analysis
Architectural Framing Systems

(In thousands)	2019	2018	2017
Net sales	$720,829	$677,198	$385,978
Operating income	49,660	59,031	44,768
Operating margin	6.9%	8.7%	11.6%

Fiscal 2019 Compared to Fiscal 2018. Net sales improved 6.4 percent, or $43.6 million, over fiscal 2018, with a full year of EFCO, acquired in the second quarter of fiscal 2018, contributing approximately 60 percent of the growth. Remaining growth was driven by increased order activity in our other businesses within this segment.

Operating margin declined 180 basis points over fiscal 2018, driven by the inclusion in the current year of a full year of EFCO at lower operating margins. In addition, we recorded a $3.1 million impairment charge on an indefinite-lived intangible asset at EFCO.

Fiscal 2018 Compared to Fiscal 2017. Net sales improved 75.4 percent, or $291.2 million, over fiscal 2017. EFCO contributed net sales of $203.7 million in fiscal 2018, or approximately 70 percent of total segment growth, and Sotawall contributed 19 percent of the growth. Net sales increased 8.7 percent over fiscal 2017 within existing businesses, due to increased pricing in order to offset raw material cost inflation, volume growth due to gains in share of demand and geographic growth in North America. Operating margin declined 290 basis points over fiscal 2017, with improved margins in legacy businesses offset by the inclusion of EFCO at lower operating margins.

Architectural Glass

(In thousands)	2019	2018	2017
Net sales	$367,203	$384,137	$411,881
Operating income	16,503	32,764	44,656
Operating margin	4.5%	8.5%	10.8%

Fiscal 2019 Compared to Fiscal 2018. Fiscal 2019 net sales decreased 4.4 percent, or $16.9 million, over the prior year due to changes in timing of customer orders, as well as volume declines stemming from operational challenges in the second and third fiscal quarters. Operating margin declined 400 basis points, largely due to increased labor costs, lower productivity and higher cost of quality due to challenges in ramping-up production in a tight labor market to meet higher than expected order intake and customer demand. In the second half of our fiscal year, we made progress on improving productivity and controlling costs.

Fiscal 2018 Compared to Fiscal 2017. Fiscal 2018 net sales decreased 6.7 percent, or $27.7 million, over fiscal 2017 primarily due to volume declines on larger projects in our U.S.-based business, as a result of international competition, as well as lower pricing on a higher mix of less complex glass products for mid-size projects. Operating margin declined 230 basis points compared to fiscal 2017, driven by reduced operating leverage on lower volume, lower pricing due to project mix and restructuring-related charges associated with the closure of our Utah facility, somewhat offset by improved productivity.

Architectural Services

(In thousands)	2019	2018	2017
Net sales	$286,314	$213,757	$270,937
Operating income	30,509	10,420	18,494
Operating margin	10.7%	4.9%	6.8%

Fiscal 2019 Compared to Fiscal 2018. Net sales increased 33.9 percent, or $72.6 million, over the prior year, due to strong project execution on maturing projects. Operating margin improved 580 basis points over the prior year, due to volume leverage and strong project performance.

Fiscal 2018 Compared to Fiscal 2017. Net sales decreased 21.1 percent, or $57.2 million, over fiscal 2017, due to year-on-year timing of project activity. Operating margin declined 190 basis points over fiscal 2017, as a result of lower volume leverage on fixed project management, engineering and manufacturing costs, partially offset by favorable project performance.

Large-Scale Optical Technologies (LSO)

(In thousands)	2019	2018	2017
Net sales	$88,493	$88,303	$89,710
Operating income	23,003	22,000	22,467
Operating margin	26.0%	24.9%	25.0%

Fiscal 2019 Compared to Fiscal 2018. Net sales were consistent with the prior year and operating margin improved 110 basis points over the prior year, driven by a $1.0 million gain from an insurance recovery and good operational performance.

Fiscal 2018 Compared to Fiscal 2017. Net sales decreased 1.6 percent and operating margin declined 10 basis points, compared to fiscal 2017, as productivity gains were offset by unfavorable pricing, mix and volume.

Liquidity and Capital Resources

(In thousands)	2019	2018	2017
Operating Activities
Net cash provided by operating activities	$96,423	$127,463	$124,001
Investing Activities
Capital expenditures	(60,717)	(53,196)	(68,061)
Proceeds on sale of property	12,333	1,394	1,729
Acquisition of business and intangibles	—	(182,849)	(137,932)
Financing Activities
Borrowings on line of credit, net	30,000	149,960	44,988
Repurchase and retirement of common stock	(43,326)	(33,676)	(10,817)
Dividends paid	(17,864)	(16,393)	(14,667)

Operating Activities. Cash provided by operating activities was $96.4 million in fiscal 2019, a decrease of $31.0 million from fiscal 2018, due to lower net earnings in fiscal 2019 and increased working capital needed to support the acquired project experiencing construction delays.

Investing Activities. Net cash used in investing activities was $53.7 million in fiscal 2019, compared to $233.6 million in fiscal 2018, with the year-over-year decline largely due to the acquisition of EFCO in the prior year. In fiscal 2019 and 2018, we made capital expenditures focused primarily on adding product capabilities and improving manufacturing productivity. In fiscal 2019, we also benefited from the sale of an Architectural Glass manufacturing facility in Utah that was closed at the end of fiscal 2018. In fiscal 2017, we acquired Sotawall and made capital expenditures focused on increasing our product capabilities, in particular related to our oversized glass fabrication project, and manufacturing productivity.

We estimate fiscal 2020 capital expenditures to be $60 to $65 million, as we continue to make investments to drive growth and productivity improvements.

We continually review our portfolio of businesses and their assets and how they support our business strategy and performance objectives. As part of this review, we may continue to acquire other businesses, pursue geographic expansion, take actions to manage capacity and further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities. We paid dividends totaling $17.9 million in fiscal 2019. We also repurchased 1,257,983 shares under our authorized share repurchase program, at a total cost of $43.3 million. We repurchased 702,299 shares under the program in fiscal 2018 and 250,001 shares under the program in fiscal 2017. We have repurchased a total of 5,267,915 shares, at a total cost of $149.3 million, since the 2004 inception of this program. We have remaining authority to repurchase 1,982,085 shares under this program, which has no expiration date, and we will continue to evaluate making future share repurchases, depending on our cash flow and debt levels, market conditions and other potential uses of cash.

We maintain a $335.0 million committed revolving credit facility that expires in November 2021, as further described in Note 8 of the Notes to Consolidated Financial Statements. $225.0 million was outstanding under this credit facility as of March 2, 2019, as we used this facility to finance the EFCO acquisition. As defined within the credit facility, we have two financial covenants which require us to stay below a maximum leverage ratio and to maintain a minimum interest expense-to-EBITDA ratio. At March 2, 2019, we were in compliance with both financial covenants.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of March 2, 2019:

	Payments Due by Fiscal Period
(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Debt obligations	$121	$5,521	$227,121	$1,082	$—	$12,000	$245,845
Operating leases (undiscounted)	14,888	11,787	9,669	8,772	6,735	16,806	68,657
Purchase obligations	121,271	9,777	1,179	—	—	—	132,227
Total cash obligations	$136,280	$27,085	$237,969	$9,854	$6,735	$28,806	$446,729

In addition to the committed revolving credit facility discussed above, we also have industrial revenue bond obligations of $20.4 million that mature in fiscal years 2021 through 2043 and $0.4 million of other debt that matures in August 2022.

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

We expect to make contributions of approximately $0.7 million to our defined-benefit pension plans in fiscal 2020, which will equal or exceed our minimum funding requirements.

As of March 2, 2019, we had reserves of $4.6 million and $1.2 million for long-term unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $0.5 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

At March 2, 2019, we had ongoing letters of credit of $25.1 million related to industrial revenue bonds and construction contracts that expire in fiscal 2020 and that reduce availability of funds under our committed credit facility.

In addition to the above standby letters of credit, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At March 2, 2019, $313.2 million of our backlog was bonded by performance bonds with a face value of $570.6 million. These bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have not been required to make any payments under these bonds with respect to our existing businesses.

We had total cash and short-term marketable securities of $17.1 million, and $84.9 million available under our committed revolving credit facility, at March 2, 2019. Due to our ability to generate cash from operations and our borrowing capacity under our committed revolving credit facility, we believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments for at least the next 12 months.

Off-balance Sheet Arrangements. With the exception of operating leases, we had no off-balance sheet arrangements at March 2, 2019 or March 3, 2018.

Outlook
The following statements are based on our current expectations for fiscal 2020 results. These statements are forward-looking, and actual results may differ materially.

•	Revenue growth of 1.0 to 3.0 percent over fiscal 2019.

•	Operating margin of 8.2 to 8.6 percent.

•	Earnings per diluted share of $3.00 to $3.20.

•	Capital expenditures of approximately $60 to $65 million.

•	Effective annual tax rate of approximately 24.5 percent.

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

Revenue recognition
We generate revenue from the design, engineering and fabrication of architectural glass, curtainwall, window, storefront and entrance systems, and from installing those products on commercial buildings. We also manufacture value-added glass and acrylic products. Due to the diverse nature of our operations and various types of contracts with customers, we have businesses that recognize revenue over time and businesses that recognize revenue at a point in time. We believe the most significant areas of estimation and judgment relate to over-time revenue recognition on longer-term contracts.

We have three businesses which operate under long-term, fixed-price contracts, representing approximately 34 percent of our total revenue in fiscal 2019. This includes one business which changed revenue recognition practices due to the adoption of the new guidance in ASC 606, moving from recognizing revenue at shipment to an over-time method of revenue recognition. The contracts for these businesses have a single, bundled performance obligation, as these businesses generally provide interrelated products and services and integrate these products and services into a combined output specified by the customer. The customer obtains control of this combined output, generally integrated window systems or installed window and curtainwall systems, over time. We measure progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract, and record that proportion of the total contract price as revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe this method of recognizing revenue is consistent with our progress in satisfying our contract obligations.

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
We evaluate goodwill for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. This year we elected to bypass the qualitative assessment process and to proceed directly to comparing the fair value of each of our reporting units to carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill impairment is not indicated. Each of our nine businesses (or business units) represents a reporting unit for the goodwill impairment analysis. For our goodwill impairment testing beginning in fiscal 2018, we elected to early adopt Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment. As a result of this election, if the carrying amount of a reporting unit would be determined to be higher than its estimated fair value, an impairment loss is recognized for the excess.

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

Based on our analysis, the estimated fair value of each reporting unit exceeded its carrying value and, therefore, goodwill impairment was not indicated. However, for two of our businesses within the Architectural Framing Systems segment with goodwill of approximately $111.5 million, fair value did not exceed carrying value by a significant margin. We utilized a discount rate of 10.9 percent in determining the discounted cash flows in our fair value analysis and a perpetual growth rate of 3.0 percent. If our discount rate were to increase by 120 basis points, the fair value of these reporting units could fall below carrying value, which would indicate impairment of the goodwill.

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

Fair value is measured using the relief-from-royalty method. This method assumes the trade name or mark has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue from the related asset, the appropriate royalty rate, and the weighted average cost of capital. The assessment of fair value involves significant judgment and projections about future performance. In determining the discounted future revenue in our fair value analysis, we assumed a discount rate of 10.9 percent, a royalty rate of 1.0 percent, and a perpetual growth rate of 3.0 percent. Based on our analysis, the fair value of one of our tradenames, with a carrying value of $32.4 million, was below its estimated fair value by $3.1 million and therefore we recorded this amount as an impairment charge in fiscal 2019. We continue to conclude that the useful life of our indefinite-lived intangible assets is appropriate.

Reserves for disputes and claims regarding product liability, warranties and other project-related contingencies
We are subject to claims associated with our products and services, principally as a result of disputes with our customers involving the performance or aesthetics of our products, some of which may be covered under our warranty policies. We also are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services segment and certain of our Architectural Framing Systems businesses, including those taken on with our acquisition of EFCO. The time period from when a claim is asserted to when it is resolved, either by dismissal, negotiation, settlement or litigation, can be several years. While we maintain various types of product liability insurance, the insurance policies include significant self-retention of risk in the form of policy deductibles. In addition, certain claims could be determined to be uninsured. We also actively manage the risk of these exposures through contract negotiations and proactive project management.

We reserve estimated exposures on known claims, as well as on a portion of anticipated claims for product warranty and rework costs, based on historical product liability claims, as a ratio of sales. We also reserve for estimated exposures on other claims as they are known and reasonably estimable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.

A rise in interest rates could negatively affect the fair value of our fixed income investments, while serving to provide greater long-term return potential on these investments. To manage our direct risk from changes in market interest rates, we actively monitor the interest-sensitive components of our balance sheet, primarily available-for-sale securities, fixed income securities and debt obligations, and maintain a diversified portfolio in order to minimize the impact of changes in interest rates on net earnings and cash flow. We do not hold any financial instruments for trading purposes, and we currently do not use derivative financial instruments to manage interest rate risk. We also diversify and manage our investment portfolio in order to limit the impact of potential credit risk.

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. If interest rates were to increase or decrease over the next 12 months by 200 basis points, net earnings would be impacted by approximately $1.5 million. Our debt exceeded investments at March 2, 2019, so as interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

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

We have operations in Canada and Brazil, which primarily transact business in local currencies. We manage these operating activities locally. Revenues, costs, assets and liabilities of these operations are generally denominated in local currencies, thereby mitigating some of the risk associated with changes in foreign exchange rates. However, our consolidated financial results are reported in U.S. dollars. Thus, changes in exchange rates between the Canadian dollar and Brazilian real, on the one hand, and the U.S. dollar, on the other, will impact our results. From time to time, we enter into forward purchase foreign currency contracts, generally with an original maturity date of less than one year, to hedge foreign currency risk (refer to additional discussion within Note 5 of the Notes to Consolidated Financial Statements). Sales from our domestic operations are generally denominated in U.S. dollars.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of March 2, 2019, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). The Company's management believes that, as of March 2, 2019, the Company's internal control over financial reporting was effective based on those criteria.

Following this report are reports from the Company's independent registered public accounting firm, Deloitte & Touche LLP, on the Company's consolidated financial statements and on the effectiveness of the Company's internal control over financial reporting as of March 2, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the "Company") as of March 2, 2019 and March 3, 2018, and the related consolidated results of operations, statements of comprehensive earnings, statements of cash flows, and statements of shareholders' equity, for each of the three years in the period ended March 2, 2019, and the related notes and the financial statement schedule listed in the Table of Contents at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 2, 2019 and March 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 2, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
April 26, 2019

We have served as the Company's auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of March 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 2, 2019, of the Company and our report dated April 26, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

Minneapolis, MN
April 26, 2019

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 2, 2019	March 3, 2018
Assets
Current assets
Cash and cash equivalents	$17,087	$19,359
Restricted cash	12,154	—
Receivables, net of allowance for doubtful accounts	192,767	211,852
Inventories	78,344	80,908
Costs and earnings on contracts in excess of billings	55,095	4,120
Other current assets	16,451	20,039
Total current assets	371,898	336,278
Property, plant and equipment, net	315,823	304,063
Goodwill	185,832	180,956
Intangible assets	148,235	167,349
Other non-current assets	46,380	33,674
Total assets	$1,068,168	$1,022,320
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$72,219	$68,416
Accrued payroll and related benefits	41,119	36,646
Accrued self-insurance reserves	9,537	10,933
Billings in excess of costs and earnings on uncompleted contracts	21,478	12,461
Other current liabilities	83,159	79,696
Total current liabilities	227,512	208,152
Long-term debt	245,724	215,860
Long-term self-insurance reserves	21,433	16,307
Other non-current liabilities	77,182	70,646
Commitments and contingent liabilities (Note 10)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 27,015,127 and 28,158,042 shares, respectively	9,005	9,386
Additional paid-in capital	151,842	152,763
Retained earnings	367,597	373,259
Common stock held in trust	(755)	(922)
Deferred compensation obligations	755	922
Accumulated other comprehensive loss	(32,127)	(24,053)
Total shareholders’ equity	496,317	511,355
Total liabilities and shareholders’ equity	$1,068,168	$1,022,320

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

	Year-Ended
	March 2, 2019	March 3, 2018	March 4, 2017
(In thousands, except per share data)	(52 weeks)	(52 weeks)	(53 weeks)
Net sales	$1,402,637	$1,326,173	$1,114,533
Cost of sales	1,109,072	992,655	822,510
Gross profit	293,565	333,518	292,023
Selling, general and administrative expenses	226,281	219,234	169,798
Operating income	67,284	114,284	122,225
Interest income	355	538	1,008
Interest expense	8,449	5,508	971
Other (expense) income, net	(528)	566	543
Earnings before income taxes	58,662	109,880	122,805
Income tax expense	12,968	30,392	37,015
Net earnings	$45,694	$79,488	$85,790
Earnings per share - basic	$1.64	$2.79	$2.98
Earnings per share - diluted	$1.63	$2.76	$2.97
Weighted average basic shares outstanding	27,802	28,534	28,781
Weighted average diluted shares outstanding	28,082	28,804	28,893

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year-Ended
	March 2, 2019	March 3, 2018	March 4, 2017
(In thousands)	(52 weeks)	(52 weeks)	(53 weeks)
Net earnings	$45,694	$79,488	$85,790
Other comprehensive (loss) earnings:
Unrealized gain (loss) on marketable securities, net of $17, $(29) and $(45) of tax expense (benefit), respectively	64	(95)	(83)
Unrealized (loss) gain on foreign currency hedge, net of $(172), $47 and $- of tax (benefit) expense, respectively	(565)	156	—
Unrealized gain on pension obligation, net of $72, $87 and $74 of tax expense, respectively	229	284	130
Foreign currency translation adjustments	(7,065)	6,692	234
Other comprehensive (loss) earnings	(7,337)	7,037	281
Total comprehensive earnings	$38,357	$86,525	$86,071

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended
	March 2, 2019	March 3, 2018	March 4, 2017
(In thousands)	(52 weeks)	(52 weeks)	(53 weeks)
Operating Activities
Net earnings	$45,694	$79,488	$85,790
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,798	54,843	35,607
Share-based compensation	6,286	6,205	5,986
Deferred income taxes	(5,506)	3,195	(1,065)
(Loss) gain on disposal of assets	(2,475)	1,037	(371)
Impairment on intangible assets	3,141	—	—
Proceeds from new markets tax credit transaction, net of deferred costs	8,850	—	5,109
Other, net	(2,179)	(1,431)	(2,331)
Changes in operating assets and liabilities:
Receivables	18,164	18,172	3,460
Inventories	5,114	10,387	(10,318)
Costs and earnings on contracts in excess of billings	(48,712)	1,134	3,931
Accounts payable and accrued expenses	7,600	(25,627)	17,449
Billings in excess of costs and earnings on uncompleted contracts	9,026	(16,541)	(9,991)
Refundable and accrued income taxes	3,680	315	(9,647)
Other, net	(2,058)	(3,714)	392
Net cash provided by operating activities	96,423	127,463	124,001
Investing Activities
Capital expenditures	(60,717)	(53,196)	(68,061)
Purchases of marketable securities	(9,213)	(10,244)	(3,705)
Sales/maturities of marketable securities	6,110	10,476	36,433
Proceeds from sales of property, plant and equipment	12,333	1,394	1,729
Acquisition of business and intangibles	—	(182,849)	(137,932)
Other, net	(2,209)	851	(4,388)
Net cash used in investing activities	(53,696)	(233,568)	(175,924)
Financing Activities
Borrowings on line of credit	363,000	385,700	121,000
Payments on line of credit	(333,000)	(235,740)	(76,012)
Shares withheld for taxes, net of stock issued to employees	(1,531)	(1,712)	(446)
Repurchase and retirement of common stock	(43,326)	(33,676)	(10,817)
Dividends paid	(17,864)	(16,393)	(14,667)
Other, net	395	155	(396)
Net cash (used in) provided by financing activities	(32,326)	98,334	18,662
Increase (decrease) in cash and cash equivalents	10,401	(7,771)	(33,261)
Effect of exchange rates on cash	(519)	(167)	88
Cash, cash equivalents and restricted cash at beginning of year	19,359	27,297	60,470
Cash, cash equivalents and restricted cash at end of period	$29,241	$19,359	$27,297
Noncash Activity
Capital expenditures in accounts payable	$1,703	$1,784	$3,254
Deferred payments on acquisition of business	—	7,500	—

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

(In thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at February 27, 2016	28,684	$9,561	$145,528	$282,477	$(837)	$837	$(31,371)
Net earnings	—	—	—	85,790	—	—	—
Unrealized loss on marketable securities, net of $45 tax benefit	—	—	—	—	—	—	(83)
Unrealized gain on pension obligation, net of $74 tax expense	—	—	—	—	—	—	130
Foreign currency translation adjustments	—	—	—	—	—	—	234
Issuance of stock, net of cancellations	140	47	105	36	(38)	38	—
Share-based compensation	—	—	5,986	—	—	—	—
Tax deficit associated with stock plans	—	—	(1,745)	—	—	—	—
Exercise of stock options	163	54	1,893	—	—	—	—
Share repurchases	(250)	(83)	(1,357)	(9,377)	—	—	—
Other share retirements	(57)	(19)	(299)	(2,263)	—	—	—
Cash dividends ($0.515 per share)	—	—	—	(14,667)	—	—	—
Balance at March 4, 2017	28,680	$9,560	$150,111	$341,996	$(875)	$875	$(31,090)
Net earnings	—	—	—	79,488	—	—	—
Unrealized loss on marketable securities, net of $29 tax benefit	—	—	—	—	—	—	(95)
Unrealized gain on foreign currency hedge, net of $47 tax expense	—	—	—	—	—	—	156
Unrealized gain on pension obligation, net of $87 tax expense	—	—	—	—	—	—	284
Foreign currency translation adjustments	—	—	—	—	—	—	6,692
Issuance of stock, net of cancellations	128	43	(186)	208	(47)	47	—
Share-based compensation	—	—	6,205	—	—	—	—
Tax deficit associated with stock plans	—	—	—	—	—	—	—
Exercise of stock options	102	34	800	—	—	—	—
Share repurchases	(702)	(234)	(3,886)	(29,556)	—	—	—
Other share retirements	(50)	(17)	(281)	(2,484)	—	—	—
Cash dividends ($0.5775 per share)	—	—	—	(16,393)	—	—	—
Balance at March 3, 2018	28,158	$9,386	$152,763	$373,259	$(922)	$922	$(24,053)
Net earnings	—	—	—	45,694	—	—	—
Cumulative effect adjustment (see Note 1)	—	—	—	2,999	—	—	—
Unrealized gain on marketable securities, net of $17 tax expense	—	—	—	—	—	—	64
Unrealized loss on foreign currency hedge, net of $172 tax benefit	—	—	—	—	—	—	(565)
Unrealized gain on pension obligation, net of $72 tax expense	—	—	—	—	—	—	229
Foreign currency translation adjustments	—	—	—	—	—	—	(7,065)
Reclassification of tax effects (see Note 1)	—	—	—	737	—	—	(737)
Issuance of stock, net of cancellations	135	45	80	145	167	(167)	—
Share-based compensation	—	—	6,286	—	—	—	—
Exercise of stock options	19	6	177	—	—	—	—
Share repurchases	(1,258)	(419)	(7,204)	(35,703)	—	—	—
Other share retirements	(39)	(13)	(260)	(1,670)	—	—	—
Cash dividends ($0.6475 per share)	—	—	—	(17,864)	—	—	—
Balance at March 2, 2019	27,015	$9,005	$151,842	$367,597	$(755)	$755	$(32,127)
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Related Data

Basis of consolidation
The consolidated financial statements include the balances of Apogee Enterprises, Inc. and its subsidiaries (Apogee, we, us, our or the Company) after elimination of intercompany balances and transactions. We consolidate variable interest entities related to our New Market Tax Credit transactions as it has been determined that the Company is the primary beneficiary of those entities' operations (refer to Note 10 for more information).

Fiscal year
Our fiscal year ends on the Saturday closest to the last day of February, or as determined by the Board of Directors. Fiscal 2019 and 2018 each consisted of 52 weeks, while fiscal 2017 consisted of 53 weeks.

Accounting estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Cash equivalents
Highly liquid investments with an original maturity of three months or less are included in cash equivalents and are stated at cost, which approximates fair value.

Marketable securities
Our marketable securities are classified as available for sale, and we test for other-than-temporary losses on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of a security may not be recoverable. We consider all unrealized losses to be temporary in nature. We intend to hold our securities until the full principal amount can be recovered, and we have the ability to do so based on other sources of liquidity. Marketable securities are included in other current and non-current assets on the consolidated balance sheets and gross realized gains and losses are included in other income (expense) in our consolidated results of operations.

Inventories
Inventories, which consist primarily of purchased glass and aluminum, are valued at lower of cost or market using the first-in, first-out (FIFO) method.

Property, plant and equipment
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

Depreciation is computed on a straight-line basis, based on estimated useful lives of 10 to 25 years for buildings and improvements; 3 to 15 years for machinery and equipment; and 3 to 7 years for office equipment and furniture.

Goodwill and intangible assets
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

We base our determination of fair value on a discounted cash flow methodology that involves significant judgment and projections of future performance. Assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on the annual operating plan and long-term business plan for each reporting unit. These plans take into consideration numerous factors, including historical experience, anticipated future economic conditions and growth expectations for the industries and end markets in which we participate. Growth rates for revenues and operating profits vary for each reporting unit. The discount rate assumption for each reporting unit takes into consideration our assessment of risks inherent in the future cash flows of our business and an estimated weighted-average cost of capital.

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

Definite-lived intangible assets are amortized based on estimated useful lives ranging from 18 months to 20 years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The estimated useful lives of all intangible assets are reviewed annually, and we have determined that the remaining lives were appropriate.

Self-Insurance
We obtain commercial insurance to provide coverage for potential losses in areas such as employment practices, workers' compensation, directors and officers, automobile, architect's and engineer's errors and omissions, product rework and general liability. A substantial portion of this risk is retained on a self-insured basis through our wholly-owned insurance subsidiary. We establish a reserve for estimated ultimate losses on reported claims and those incurred but not yet reported utilizing actuarial projections. Reserves are classified within accrued or long-term self-insurance reserves based on expectations of when the estimated loss will be paid.

Additionally, we maintain a self-insurance reserve for health insurance programs offered to eligible employees, included within accrued self-insurance reserves. The reserve includes an estimate for losses on reported claims as well as for amounts incurred but not yet reported, based on historical trends.

Warranty and project-related contingencies
We are subject to claims associated with our products and services, principally as a result of disputes with our customers involving the performance or aesthetics of our architectural products and services. We reserve estimated exposures on known claims, as well as on a portion of anticipated claims for product warranty and rework costs, based on historical product liability claims as a ratio of sales. We also reserve for estimated exposures on other claims as they are known and reasonably estimable. Reserves are included in other current and non-current liabilities based on the estimated timing of dispute resolution.

Foreign currency
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

Derivatives and hedging activities
We periodically enter into forward purchase foreign currency contracts, generally with an original maturity date of less than one year, to hedge foreign currency exchange rate risk. All derivative instruments within the scope of ASC 815, Derivatives and Hedging, are recorded on the consolidated balance sheets at fair value. All hedging instruments that qualify for hedge accounting are designated and effective as hedges. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. Cash flows from derivative instruments are classified in the statements of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships.We do not hold or issue derivative financial instruments for trading purposes and are not a party to leveraged derivatives.

Revenue recognition
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

During fiscal 2019, approximately 44 percent of our total revenue is recognized at the time products are shipped from our manufacturing facilities, which is when control is transferred to our customer, consistent with past practices. These businesses do not generate contract-related assets or liabilities. Variable consideration associated with these contracts and orders, generally related to early pay discounts or volume rebates, is not considered significant.

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

Finally, we have one business, making up approximately 22 percent of our total revenue in the current year, that recognizes revenue following an over-time output method based upon units produced. The customer is considered to have control over the products at the time of production, as the products are highly customized with no alternative use, and we have an enforceable right to payment for performance completed over the production period. We believe this over-time output method of recognizing revenue reasonably depicts the fulfillment of our performance obligations under our contracts. Previously, this business recognized revenue at the time of shipment. Billings still occur upon shipment. Therefore, contract assets are generated for the unbilled amounts on contracts when production is complete. Variable consideration associated with these orders, generally related to early pay discounts, is not considered significant.

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

Shipping and handling
Amounts billed to a customer in a sales transaction related to shipping and handling are reported as revenue. Costs incurred by the Company for shipping and handling are reported as cost of sales.

Research and development
Research and development costs are expensed as incurred and were $19.5 million, $14.0 million and $8.6 million for fiscal 2019, 2018 and 2017, respectively. Of these amounts, $6.5 million, $1.5 million and $2.2 million, respectively, were focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and are included in cost of sales. The remainder of the expense is included within selling, general and administrative expenses.

Advertising
Advertising costs are expensed as incurred within selling, general and administrative expenses, and were $1.5 million in fiscal 2019, $1.4 million in fiscal 2018 and $1.1 million in fiscal 2017.

Income taxes
The Company recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. See Note 13 for additional information regarding income taxes.

Subsequent events
We have evaluated subsequent events for potential recognition and disclosure through the date of this filing. Subsequent to the end of the year, we purchased 437,671 shares of stock under our authorized share repurchase program, at a total cost of $16.2 million.

Adoption of new accounting standards
We adopted the new guidance in ASC 606, Revenue from Contracts with Customers, using the modified retrospective transition method applied to those contracts which were not complete as of March 4, 2018, the beginning of our fiscal year 2019. Prior period amounts were not adjusted and therefore continue to be reported in accordance with the accounting guidance and our accounting policies in effect for those periods.

Representing the cumulative effect of adopting ASC 606, we recorded a $3.0 million increase to the opening balance of retained earnings as of March 4, 2018. For the three- and twelve-month periods ending March 2, 2019, the application of the new accounting guidance had the following impact on our consolidated financial statements:

	Three Months Ended March 2, 2019		Twelve Months Ended March 2, 2019
In thousands	As reported	Without adoption of ASC 606	As reported	Without adoption of ASC 606
Net sales	$346,255	$339,673	$1,402,637	$1,382,274
Cost of sales	301,976	297,945	1,109,072	1,094,747
Gross profit	44,279	41,728	293,565	287,527
Selling, general and administrative expenses	59,057	58,726	226,281	225,286
Operating income (loss)	$(14,778)	$(16,998)	$67,284	$62,241

Income tax expense (benefit)	$(5,062)	$(5,713)	$12,968	$11,850
Net earnings (loss)	(12,083)	(13,653)	45,694	41,769

			March 2, 2019
			As reported	Without adoption of ASC 606
Inventories			$78,344	$89,676
Costs and earnings on contracts in excess of billings			55,095	19,515
Billings on contracts in excess of costs and earnings			21,478	21,022
Other current liabilities			83,159	81,467
Retained earnings			367,597	363,672

These changes are primarily a result of the transition of certain of our businesses from recognizing revenue at the time of shipment to over-time methods of revenue recognition.

In the first quarter of fiscal 2019, we also adopted ASU 2016-15, Statement of Cash Flows, and ASU 2016-18, Restricted Cash. Both standards provide guidance for presentation of certain topics within the statement of cash flows, including presenting restricted cash within cash and cash equivalents, and they have been applied retrospectively for comparability across all periods. The adoption of these standards did not have a significant impact on our consolidated statements of cash flows.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Among other areas, the new guidance changes the current accounting related to the classification and measurement of certain equity investments and changes certain disclosures associated with the fair value of financial instruments. Most notably, ASU 2016-01 requires that equity investments be measured at fair value with changes in fair value recognized in net income as opposed to other comprehensive income. For equity investments considered to be without a readily determinable fair value (and which do not qualify for the net asset value practical expedient), entities will be permitted to elect a measurement alternative and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). We adopted ASU 2016-01 in our fiscal year 2019, which did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as we have historically held limited amounts of equity investments, and we have not elected the fair value option with respect to material financial liabilities.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Under the new standard, only the service cost component of net periodic benefit cost would be included in operating expenses while all other net periodic benefit costs components would be reported outside of operating income. We adopted this standard in fiscal 2019 and as a result, costs of $0.5 million were included within other expense in our consolidated results of operations. The components of our net periodic defined benefit pension costs are presented in Note 9.

Accounting standards not yet adopted
In February 2016, the FASB issued ASU 2016-02, Leases, which provides for comprehensive changes to lease accounting. The standard requires that a lessee recognize a lease obligation liability and a right-to-use asset for virtually all leases of property, plant and equipment, subsequently amortized over the lease term.

We adopted this standard in the first quarter of fiscal 2020, following the modified retrospective application approach. We are substantially complete with our implementation efforts, which have included identification and analysis of our lease portfolio, analysis and evaluation of the new reporting and disclosure requirements of the new guidance, and an evaluation of our lease-related processes and internal controls. The adoption of this standard will result in reflecting a right-of-use asset and lease liability on our consolidated balance sheet in the first quarter of fiscal 2020 of approximately $50 million. In adopting the new standard, we elected the package of practical expedients, as well as the practical expedient not to separate nonlease components from lease components. We do not expect this standard to have a significant impact on our consolidated results of operations, consolidated statements of cash flows, our liquidity, or on our debt covenant compliance under our current agreements. We have identified new and updated existing internal controls and process to support measurement, recognition and disclosure under this new standard, but such changes were not deemed to be material to our overall system of internal controls.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. This ASU is effective for our fiscal year 2021. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently assessing this ASU’s impact on our consolidated financial statements.

2.    Acquisitions

EFCO
On June 12, 2017, we acquired 100 percent of the stock of EFCO Corporation, a privately-held U.S. manufacturer of architectural aluminum window, curtainwall, storefront and entrance systems for commercial construction projects, for approximately $190 million. Purchase accounting related to this acquisition was completed during the first quarter of fiscal 2019, with final purchase price allocation as follows:

(In thousands)
Net working capital	$1,422
Property, plant and equipment	44,641
Goodwill	90,429
Other intangible assets	71,500
Less: Long-term liabilities acquired, net	17,643
Net assets acquired	$190,349

Other intangible assets reflect the following:

(In thousands)	Estimated fair value	Estimated useful life (in years)
Customer relationships	$34,800	16
Tradename	32,400	Indefinite
Backlog	4,300	1.5
	$71,500

Sotawall
On December 14, 2016, we acquired substantially all the assets of Sotawall, Inc. ("Sotawall"), for approximately $138 million. Purchase accounting related to this acquisition was completed during the first quarter of fiscal 2018, with final purchase price allocation as follows:

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

3.	Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 15 for disclosure of revenue by segment):

	Three Months Ended	Twelve Months Ended
(In thousands)	March 2, 2019	March 2, 2019
Recognized at shipment	$141,793	$623,357
Recognized over time	204,462	779,280
Total	$346,255	$1,402,637

Receivables
Trade and construction accounts receivable consist of amounts billed and due from customers. The amounts due are stated at their estimated net realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. This allowance is based on an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables. Retainage on construction contracts represents amounts withheld by our customers on long-term projects until the project reaches a level of completion at which amounts are released.

(In thousands)	2019	2018
Trade accounts	$145,693	$157,562
Construction contracts	19,050	26,545
Contract retainage	32,396	26,388
Other receivables	—	2,887
Total receivables	197,139	213,382
Less: allowance for doubtful accounts	(4,372)	(1,530)
Net receivables	$192,767	$211,852

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

(In thousands)	March 2, 2019	March 3, 2018
Contract assets	$87,491	$30,508
Contract liabilities	24,083	20,120

The increase in contract assets was primarily due to additional businesses recognizing revenue in advance of billings, as a result of changing accounting policies for revenue recognition upon adoption of ASC 606 and the timing of costs incurred in advance of billing on a large project. The increase in contract liabilities was due to timing of project activity within our businesses that operate under long-term contracts.

During fiscal 2019, we recognized revenue of $10.4 million related to contract liabilities at March 4, 2018, and revenue of $5.9 million related to performance obligations satisfied in previous periods due to changes in contract estimates. For the fourth quarter of fiscal 2019, we did not recognize any revenue related to contract liabilities at March 4, 2018, and recognized revenue of $2.1 million related to performance obligations satisfied in previous periods due to changes in contract estimates.

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that timeframe. Generally these contracts are in our businesses with long-term contracts which recognize revenue over time. As of March 2, 2019, the transaction price associated with unsatisfied performance obligations was approximately $734.1 million. The performance obligations are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	March 2, 2019
Within one year	$376,027
Within two years	264,390
Beyond	93,660
Total	$734,077

4.	Supplemental Balance Sheet Information

Inventories

(In thousands)	2019	2018
Raw materials	$43,890	$35,049
Work-in-process	15,533	17,406
Finished goods	18,921	28,453
Total inventories	$78,344	$80,908

Other current liabilities

(In thousands)	2019	2018
Warranties	$12,475	$18,110
Accrued project losses	37,085	26,422
Taxes	8,026	5,342
Other	25,573	29,822
Total other current liabilities	$83,159	$79,696

Other non-current liabilities

(In thousands)	2019	2018
Deferred benefit from New Markets Tax Credit transactions	$26,458	$16,708
Retirement plan obligations	7,633	8,997
Deferred compensation plan	10,408	10,730
Other	32,683	34,211
Total other non-current liabilities	$77,182	$70,646

5.	Financial Instruments

Marketable Securities
We hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 2, 2019	$12,481	$59	$(108)	$12,432
March 3, 2018	9,183	8	(138)	9,053

We have a wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), which holds these bonds. Prism insures a portion of our general liability, workers' compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, which are generally high-quality municipal and corporate bonds, for the purpose of providing collateral for Prism's obligations under the reinsurance agreements.

The amortized cost and estimated fair values of our municipal and corporate bonds at March 2, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty. Gross realized gains and losses were insignificant for all periods presented.

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$405	$402
Due after one year through five years	9,479	9,439
Due after five years through 10 years	1,834	1,834
Due after 10 years through 15 years	—	—
Due beyond 15 years	763	757
Total	$12,481	$12,432

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

Financial assets and liabilities measured at fair value on a recurring basis were:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
March 2, 2019
Cash equivalents
Money market funds	$2,015	$—	$2,015
Commercial paper	—	300	300
Total cash equivalents	2,015	300	2,315
Short-term securities
Municipal and corporate bonds	—	402	402
Long-term securities
Municipal and corporate bonds	—	12,030	12,030
Total assets at fair value	$2,015	$12,732	$14,747
March 3, 2018
Cash equivalents
Money market funds	$2,901	$—	$2,901
Commercial paper	—	400	400
Total cash equivalents	2,901	400	3,301
Short-term securities
Municipal and corporate bonds	—	423	423
Long-term securities
Municipal and corporate bonds	—	8,630	8,630
Total assets at fair value	$2,901	$9,453	$12,354

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

Foreign currency instruments
We periodically enter into forward purchase foreign currency contracts, generally with an original maturity date of less than one year, to hedge foreign currency exchange rate risk. At March 2, 2019, we held foreign exchange forward contracts with a U.S. dollar notional value of $17.5 million, with the objective of reducing the exposure to fluctuations in the Canadian dollar and the

Euro. The fair value of these contracts at year-end was a net liability of $0.5 million. These forward contracts are measured at fair value using unobservable market inputs, such as quotations on forward foreign exchange points and foreign currency exchange rates, and would be classified as Level 2 within the fair value hierarchy above.

Nonrecurring fair value measurements
Certain assets are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances. These include certain long-lived assets that are written down to estimated fair value when they are determined to be impaired, utilizing a valuation approach incorporating Level 3 inputs. See Note 7 for information regarding this impairment.

6.	Property, Plant and Equipment

(In thousands)	2019	2018
Land	$7,101	$7,251
Buildings and improvements	196,057	172,468
Machinery and equipment	375,700	380,952
Office equipment and furniture	56,366	56,752
Construction in progress	40,846	44,095
Total property, plant and equipment	676,070	661,518
Less accumulated depreciation	(360,247)	(357,455)
Net property, plant and equipment	$315,823	$304,063

Depreciation expense was $37.1 million in each of fiscal 2019 and 2018 and $31.6 million in 2017. The land and building associated with the closure of our St. George, UT Architectural Glass segment manufacturing facility was carried at estimated fair value and classified as available-for-sale at the end of fiscal 2018. This property was sold in fiscal 2019 for $11.4 million.

7.	Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reporting segment was:

(In thousands)	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at March 4, 2017	$63,701	$25,956	$1,120	$10,557	$101,334
Goodwill acquired	84,162	—	—	—	84,162
Goodwill adjustments for purchase accounting	(5,859)	—	—	—	(5,859)
Foreign currency translation	1,304	15	—	—	1,319
Balance at March 3, 2018	143,308	25,971	1,120	10,557	180,956
Goodwill adjustments for purchase accounting	6,267	—	—	—	6,267
Foreign currency translation	(1,129)	(262)	—	—	(1,391)
Balance at March 2, 2019	$148,446	$25,709	$1,120	$10,557	$185,832

No goodwill impairment has been recorded in any period presented.

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign Currency Translation	Net
March 2, 2019
Definite-lived intangible assets:
Customer relationships	$122,816	$(26,637)	$—	$(2,578)	$93,601
Other intangibles	41,697	(31,634)	—	(850)	9,213
Total definite-lived intangible assets	164,513	(58,271)	—	(3,428)	102,814
Indefinite-lived intangible assets:
Trademarks	49,078	—	(3,141)	(516)	45,421
Total intangible assets	$213,591	$(58,271)	$(3,141)	$(3,944)	$148,235
March 3, 2018
Definite-lived intangible assets:
Customer relationships	$122,816	$(20,277)	$—	$(56)	$102,483
Other intangibles	41,697	(25,879)	—	(30)	15,788
Total definite-lived intangible assets	164,513	(46,156)	—	(86)	118,271
Indefinite-lived intangible assets:
Trademarks	48,461	—	—	617	49,078
Total intangible assets	$212,974	$(46,156)	$—	$531	$167,349

In fiscal 2019, we tested indefinite-lived intangible assets for impairment and determined that the fair value of one of our tradenames, with a carrying value of $32.4 million, was below its carrying amount by $3.1 million and therefore we recorded this impairment charge within selling, general and administrative expenses. We continue to conclude that the useful life of our indefinite-lived intangible assets is appropriate.

Amortization expense on definite-lived intangible assets was $12.7 million, $17.8 million and $4.0 million in fiscal 2019, 2018 and 2017, respectively. Amortization expense is included within selling, general and administrative expenses for all intangible assets other than that of debt issuance costs, which is included in interest expense. Estimated future amortization expense for definite-lived intangible assets is:

(In thousands)	2020	2021	2022	2023	2024
Estimated amortization expense	$8,059	$8,053	$7,896	$7,508	$7,476

8.	Debt

We maintain a committed revolving credit facility with maximum borrowings of up to $335.0 million, maturing in November 2021. Outstanding borrowings under our committed revolving credit facility were $225.0 million, as of March 2, 2019 and $195.0 million outstanding as of March 3, 2018. Under this facility, we are subject to two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. If the Company is not in compliance with either of these covenants, our credit facility may be terminated and/or any amounts then outstanding may be declared immediately due and payable. At March 2, 2019, we were in compliance with both financial covenants. We have the ability to issue letters of credit of up to $70.0 million under this credit facility, the outstanding amounts of which decrease the available commitment. At March 2, 2019, $84.9 million was available under this credit facility.

Debt at March 2, 2019 also included $20.4 million of industrial revenue bonds that mature in fiscal years 2021 through 2043 and $0.4 million of long-term debt in Canada that matures in August 2022. The fair value of the industrial revenue bonds approximated carrying value at March 2, 2019, due to the variable interest rates on these instruments. The bonds would be classified as Level 2 within the fair value hierarchy described in Note 5.

We also maintain two Canadian demand revolving credit facilities totaling $12.0 million Canadian dollars. No borrowings were outstanding under the facilities as of March 2, 2019 or March 3, 2018. Borrowings under the facilities are made available at the sole discretion of the lender and are payable on demand, with interest at rates specified in the credit agreements for the demand facilities.

Debt maturities and other selected information follows:

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Maturities	$121	$5,521	$227,121	$1,082	$—	$12,000	$245,845

(In thousands, except percentages)	2019	2018
Average daily borrowings during the year	$207,358	$195,400
Maximum borrowings outstanding during the year	249,000	276,100
Weighted average interest rate during the year	3.61%	2.61%

(In thousands)	2019	2018	2017
Interest on debt	$8,114	$5,208	$971
Other interest expense	335	300	—
Interest expense	$8,449	$5,508	$971

Interest payments were $8.1 million in fiscal 2019, $5.3 million in fiscal 2018 and $0.8 million in fiscal 2017.

9.	Employee Benefit Plans

401(k) Retirement Plan
The Company sponsors a single 401(k) retirement plan covering substantially all full-time, non-union employees, as well as union employees at two of its manufacturing facilities. Under the plan, employees are allowed to contribute up to 60 percent of eligible earnings to the plan, up to statutory limits. The Company contributes a match of 100 percent of the first one percent contributed and 50 percent of the next five percent contributed on eligible compensation that non-union employees contribute and according to contract terms for union employees. The Company match was $8.0 million in fiscal 2019, $7.5 million in fiscal 2018 and $6.2 million in fiscal 2017.

Deferred Compensation Plan
The Company maintains a plan that allows participants to defer compensation. The deferred compensation liability was $12.1 million and $10.7 million at March 2, 2019 and March 3, 2018, respectively. The Company has investments in corporate-owned life insurance policies (COLI) of $13.2 million and money market funds (classified as cash equivalents) of $0.6 million with the intention of utilizing them as long-term funding sources for this plan. The COLI assets are recorded at their net cash surrender values and are included in other non-current assets in the consolidated balance sheet.

Plans under Collective Bargaining Agreements
We contribute to various multi-employer union retirement plans, which provide retirement benefits to the majority of our union employees; none of the plans are considered significant. The total contribution to these plans in fiscal 2019, 2018 and 2017 was $4.9 million, $2.9 million and $3.9 million, respectively.

Pension Plan
The Company sponsors the Tubelite Inc. Hourly Employees' Pension Plan, a defined-benefit pension plan that was frozen to new entrants in fiscal 2004, with no additional benefits accruing to plan participants after such time.

Officers' Supplemental Executive Retirement Plan (SERP)
The Company sponsors an unfunded SERP, a defined-benefit pension plan that was frozen to new entrants in fiscal 2009, with no additional benefits accruing to plan participants after such time.

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

(In thousands)	2019	2018
Change in projected benefit obligation
Benefit obligation beginning of period	$13,834	$14,492
Interest cost	506	531
Actuarial (gain)	(19)	(175)
Benefits paid	(1,011)	(1,014)
Benefit obligation at measurement date	13,310	13,834
Change in plan assets
Fair value of plan assets beginning of period	$4,169	$4,185
Actual return on plan assets	97	10
Company contributions	2,075	988
Benefits paid	(1,011)	(1,014)
Fair value of plan assets at measurement date	5,330	4,169
Underfunded status	$(7,980)	$(9,665)

The funded status was recognized in the consolidated balance sheets as follows, as one of our plans was in an overfunded position:

(In thousands)	2019	2018
Other non-current assets	$337	$—
Current liabilities	(684)	(668)
Other non-current liabilities	(7,633)	(8,997)
Total	$(7,980)	$(9,665)

The following was included in accumulated other comprehensive loss and has not yet been recognized as a component of net periodic benefit cost:

(In thousands)	2019	2018
Net actuarial loss	$5,025	$5,325

The amount recognized in comprehensive earnings, net of tax expense, was:

(In thousands)	2019	2018
Net actuarial gain	$229	$284

Components of the defined-benefit pension plans' net periodic benefit cost:

(In thousands)	2019	2018	2017
Interest cost	$506	$531	$555
Expected return on assets	(40)	(41)	(41)
Amortization of unrecognized net loss	226	228	225
Net periodic benefit cost	$692	$718	$739

Total net periodic pension benefit cost is expected to be approximately $0.5 million in fiscal 2020. The estimated net actuarial loss for the defined-benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for fiscal 2020 is $0.1 million, net of tax benefit.

Additional Information

Assumptions

Benefit Obligation Weighted-Average Assumptions	2019	2018	2017
Discount rate	3.80%	3.80%	3.80%

Net Periodic Benefit Expense Weighted-Average Assumptions	2019	2018	2017
Discount rate	3.85%	3.80%	3.85%
Expected long-term rate of return on assets	4.50%	2.00%	2.00%

Discount rate. The discount rate reflects the current rate at which the defined-benefit plans' pension liabilities could be effectively settled at the end of the year based on the measurement date. The discount rate was determined by matching the expected benefit payments to payments from the Principal Discount Yield Curve. There are no known or anticipated changes in the discount rate assumption that will have a significant impact on pension expense in fiscal 2020.

Expected return on assets. To develop the expected long-term rate of return on assets, we considered historical long-term rates of return achieved by the plan investments, the plan's investment strategy, and current and projected market conditions. During fiscal 2019, the assets of the Tubelite plan were moved from investment in a short-term bond fund to various duration fixed income funds. The investments are carried at fair value based on prices from recent trades of similar securities, which would be classified as Level 2 in the valuation hierarchy. We do not maintain assets intended for the future use of the SERP.

Contributions
Company contributions to the plans for fiscal 2019 were $2.1 million and for fiscal 2018 were $1.0 million, which equaled or exceeded the minimum funding requirements.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid by the plans:

(In thousands)	2020	2021	2022	2023	2024	2025-2029
Estimated future benefit payments	$1,054	$1,035	$1,008	$977	$946	$4,405

10.    Commitments and Contingent Liabilities

Operating lease commitments
As of March 2, 2019, the Company was obligated under non-cancelable operating leases for buildings and equipment. Certain leases provide for increased rental payments based upon increases in real estate taxes or operating costs. Future minimum rental payments under non-cancelable operating leases are:

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Total minimum payments	$14,888	$11,787	$9,669	$8,772	$6,735	$16,806	$68,657

Total rental expense, including operating leases and short-term equipment rentals, was $25.1 million, $21.8 million and $16.9 million in fiscal 2019, 2018 and 2017, respectively. We lease the property that holds Sotawall's principal facilities from a company owned by an officer of Sotawall. Total rent paid for this facility was approximately $3.2 million in fiscal 2019, and the future minimum lease commitment is $12.7 million.

At March 2, 2019, we had one sale-leaseback agreement for equipment that provides an option to purchase the equipment at projected future fair market value upon expiration of the lease in 2021. The lease is classified as an operating lease in accordance with applicable financial accounting standards. The Company has a deferred gain of $0.8 million under the sale and leaseback transaction, which is included in the balance sheet as other current and non-current liabilities. The average annual lease payment over the remaining life of the lease is $1.0 million.

Bond commitments
In the ordinary course of business, predominantly in the Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At March 2, 2019, $313.2 million of our backlog was bonded by these types of bonds with a face value of $570.6 million. These bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have not been required to make any payments under these bonds with respect to our existing businesses.

Warranty and project-related contingencies
We reserve estimated exposures on known claims, as well as on a portion of anticipated claims, for product warranty and rework costs based on historical product liability claims as a ratio of sales. Claim costs are deducted from the accrual when paid. Factors that could have an impact on the warranty accrual in any given period include the following: changes in manufacturing quality, changes in product mix and any significant changes in sales volume. A warranty rollforward follows:

(In thousands)	2019	2018
Balance at beginning of period	$22,517	$21,933
Additional accruals	5,552	4,643
Acquired reserves	—	5,663
Claims paid	(11,332)	(9,722)
Balance at end of period	$16,737	$22,517

Additionally, we are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services segment and certain of our Architectural Framing Systems businesses, including those taken on with our acquisition of EFCO. We actively manage the risk of these exposures through contract negotiations, proactive project management and insurance coverages. The liability for these types of project-related contingencies was $42.1 million and $26.4 million as of March 2, 2019 and March 3, 2018, respectively.

Letters of credit
At March 2, 2019, we had $25.1 million of ongoing letters of credit, all of which have been issued under our revolving credit facility, as discussed in Note 8.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $132.2 million as of March 2, 2019.

Environmental liability
In fiscal 2008, we acquired one manufacturing facility which has certain historical environmental conditions. Remediation of these conditions is ongoing without significant disruption to our operations. The liability for these remediation activities was $1.2 million and $1.3 million at March 2, 2019 and March 3, 2018, respectively.

New Markets Tax Credit (NMTC) transactions
We have entered into four separate NMTC programs to support our operational expansion, including two transactions completed in the current fiscal year. Proceeds received from investors on these transactions are included within other non-current liabilities on our consolidated balance sheets. The NMTC arrangements are subject to 100 percent tax credit recapture for a period of seven years from the date of each respective transaction. Therefore, upon the termination of each arrangement, these proceeds will be recognized in earnings in exchange for the transfer of tax credits. The direct and incremental costs incurred in structuring these arrangements have been deferred and are included in other non-current assets on our consolidated balance sheets. These costs will be recognized in conjunction with the recognition of the related proceeds on each arrangement. During the construction phase, we are required to hold cash dedicated to fund each capital project which is classified as restricted cash on our consolidated balance sheets. Variable-interest entities, which have been included within our consolidated financial statements, have been created as a result of the structure of these transactions, as investors in the programs do not have a material interest in their underlying economics.

The table below provides a summary of our outstanding NMTC transactions (in millions):

Inception date	Termination date	Proceeds received	Deferred costs	Net benefit
November 2013	October 2020	$10.7	$3.0	$7.7
June 2016	May 2023	6.0	0.9	5.1
August 2018	July 2025	6.6	0.9	5.7
September 2018	August 2025	3.2	0.8	2.4
Total		$26.5	$5.6	$20.9

Litigation
In November 2018, a purported class action lawsuit was filed claiming the Company and certain named executive officers made materially false and/or misleading statements and failed to disclose material adverse facts about the Company's business and operations during the period June 28, 2018 to September 17, 2018. In December 2018, a derivative lawsuit was filed, based on substantially similar allegations, against certain of our executive officers and directors claiming breach of fiduciary duty, waste of corporate assets and unjust enrichment. We intend to vigorously defend against both of these matters. Due to the preliminary nature of these matters, we are unable to estimate any potential loss at this time.

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

Share Repurchases
During fiscal 2004, the Board of Directors authorized a share repurchase program, with subsequent increases in authorization, including an increase in authorization by 2,000,000 shares in fiscal 2019. We repurchased 1,257,983 shares under the program during fiscal 2019, for a total cost of $43.3 million. We repurchased 702,299 shares under the program, for a total cost of $33.7 million, in fiscal 2018, and 250,001 shares under the program, for a total cost of $10.8 million, in fiscal 2017. The Company has repurchased a total of 5,267,915 shares, at a total cost of $149.3 million, since the inception of this program. We have remaining authority to repurchase 1,982,085 shares under this program, which has no expiration date.

In addition to the shares repurchased under this repurchase plan, during fiscal 2019, 2018 and 2017, the Company also withheld $2.0 million, $3.0 million and $2.6 million, respectively, of Company stock from employees in order to satisfy stock-for-stock option exercises or tax obligations related to stock-based compensation, pursuant to terms of board and shareholder-approved compensation plans.

Accumulated Other Comprehensive Loss
The following summarizes the accumulated other comprehensive loss, net of tax, at March 2, 2019 and March 3, 2018:

(In thousands)	2019	2018
Net unrealized loss on marketable securities	$(35)	$(99)
Foreign currency hedge	(409)	156
Pension liability adjustments	(3,852)	(3,344)
Foreign currency translation adjustments	(27,831)	(20,766)
Total accumulated other comprehensive loss	$(32,127)	$(24,053)

12.	Share-Based Compensation

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

Total stock-based compensation expense under all Plans included in the results of operations was $6.3 million for fiscal 2019, $6.2 million for fiscal 2018 and $6.0 million for 2017. We elect to account for any forfeitures as they occur.

Stock Options and SARs
There were no stock options or SARs issued in any fiscal year presented. Activity for the current year is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value at Year-End
Outstanding at March 3, 2018	129,901	$11.10
Awards exercised	(29,560)	20.43
Outstanding and exercisable at March 2, 2019	100,341	$8.34	2.5 Years	$2,778,442

Cash proceeds from the exercise of stock options were $0.2 million, $0.8 million and $1.9 million for fiscal 2019, 2018 and 2017, respectively. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $0.6 million, $4.8 million and $6.0 million in fiscal 2019, 2018 and 2017, respectively.

Nonvested Share Awards and Units
The following table summarizes nonvested share activity for fiscal 2019:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
March 3, 2018	266,180	$49.22
Granted	163,987	43.00
Vested	(124,112)	46.09
Canceled	(19,442)	48.93
March 2, 2019	286,613	$47.00

At March 2, 2019, there was $6.7 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 19 months. The total fair value of shares vested during fiscal 2019 was $5.1 million.

13.	Income Taxes

Earnings before income taxes consisted of the following:

(In thousands)	2019	2018	2017
United States	$60,042	$111,980	$123,229
International	(1,380)	(2,100)	(424)
Earnings before income taxes	$58,662	$109,880	$122,805

The components of income tax expense (benefit) for each of the last three fiscal years was:

(In thousands)	2019	2018	2017
Current
Federal	$22,746	$22,074	$35,610
State and local	(4,437)	3,106	2,929
International	(459)	1,578	(147)
Total current	17,850	26,758	38,392
Deferred
Federal	(12,409)	4,049	(945)
State and local	6,275	351	(78)
International	628	(1,205)	(42)
Total deferred	(5,506)	3,195	(1,065)
Total non-current tax expense (benefit)	624	439	(312)
Total income tax expense	$12,968	$30,392	$37,015

Income tax payments, net of refunds, were $16.5 million, $25.7 million and $47.8 million in fiscal 2019, 2018 and 2017, respectively.

The following table provides a reconciliation of the statutory federal income tax rate to our consolidated effective tax rates:

	2019	2018	2017
Statutory federal income tax rate	21.0%	32.7%	35.0%
Tax rate change revaluation	—	(3.7)	—
Manufacturing deduction	—	(2.2)	(3.3)
State and local income taxes, net of federal tax benefit	2.7	1.8	1.6
Foreign tax rate differential	0.8	(0.7)	(1.6)
Tax credits - research & development	(2.7)	(0.9)	(0.7)
Other, net	0.3	0.7	(0.9)
Consolidated effective income tax rate	22.1%	27.7%	30.1%

The estimated effective tax rate for fiscal 2019 declined 5.6 percentage points from fiscal 2018 primarily due to the reduced Federal rate under the U.S. Tax Cuts and Jobs Act ("the Act"), which was enacted in December 2017. Another factor was the impact of the favorable permanent items in relation to lower earnings before income taxes in fiscal 2019. The estimated effective tax rate for fiscal 2018 declined 2.4 percentage points from fiscal 2017 primarily due to the federal tax rate reduction under the Act, as well as the revalution of deferred taxes required by the tax rate reduction. Also in fiscal 2017, we recorded a net tax benefit of $1.9 million on a distribution from our Brazilian operation.

In fiscal 2019, we completed our analysis of the Act and made an accounting policy election to recognize the tax expense on future U.S. inclusions of foreign sourced earnings under the Global Intangible Low-Taxed Income (“GILTI”) provision, if any, as a current period expense when incurred. Upon finalizing our analysis, no significant adjustments were recorded.

Deferred tax assets and deferred tax liabilities at March 2, 2019 and March 3, 2018 were:

(In thousands)	2019	2018
Other accruals	$13,530	$3,428
Deferred compensation	9,007	8,926
Goodwill and other intangibles	(5,151)	(4,655)
Depreciation	(24,289)	(19,523)
Liability for unrecognized tax benefits	2,547	2,850
Net operating losses and tax credits	9,913	6,272
Valuation allowance on net operating losses	(8,546)	(4,296)
Unearned income	4,557	2,628
Other	1,550	1,067
Deferred tax assets (liabilities)	$3,118	$(3,303)

The Company has U.S. federal tax credits as well as state net operating loss carryforwards with a tax effect of $9.9 million. A valuation allowance of $8.5 million has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefits in future periods.

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

If we were to prevail on all unrecognized tax benefits recorded, $3.1 million, $2.4 million and $2.1 million for fiscal 2019, 2018 and 2017, respectively, would benefit the effective tax rate. Also included in the balance of unrecognized tax benefits for fiscal 2019, 2018 and 2017, are $2.0 million, $2.3 million and $2.0 million, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. For fiscal 2019, we accrued penalties and interest related to unrecognized tax benefits of $0.3 million. For fiscal 2018 and 2017, the accrual was $0.4 million and $0.4 million, respectively.

The following table provides a reconciliation of the total amounts of gross unrecognized tax benefits:

(In thousands)	2019	2018	2017
Gross unrecognized tax benefits at beginning of year	$4,705	$4,075	$4,512
Gross increases in tax positions for prior years	500	614	54
Gross decreases in tax positions for prior years	(377)	(122)	(233)
Gross increases based on tax positions related to the current year	1,067	639	508
Settlements	(303)	—	(23)
Statute of limitations expiration	(481)	(519)	(743)
Revaluation impact	—	18	—
Gross unrecognized tax benefits at end of year	$5,111	$4,705	$4,075

The total liability for unrecognized tax benefits is expected to decrease by approximately $0.5 million during fiscal 2020 due to lapsing of statutes.

14.	Earnings per Share

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

(In thousands)	2019	2018	2017
Basic earnings per share - weighted average common shares outstanding	27,802	28,534	28,781
Weighted average effect of nonvested share grants and assumed exercise of stock options	280	270	112
Diluted earnings per share - weighted average common shares and potential common shares outstanding	28,082	28,804	28,893
Stock awards excluded from the calculation of earnings per share because the award price was greater than the average market price of the common shares	134	141	—

15.Business Segment Data

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

•	The Large-Scale Optical Technologies (LSO) segment manufactures value-added glass and acrylic products for framing and display applications.

(In thousands)	2019	2018	2017
Net Sales
Architectural Framing Systems	$720,829	$677,198	$385,978
Architectural Glass	367,203	384,137	411,881
Architectural Services	286,314	213,757	270,937
Large-Scale Optical	88,493	88,303	89,710
Intersegment elimination	(60,202)	(37,222)	(43,973)
Total	$1,402,637	$1,326,173	$1,114,533
Operating Income (Loss)
Architectural Framing Systems	$49,660	$59,031	$44,768
Architectural Glass	16,503	32,764	44,656
Architectural Services	30,509	10,420	18,494
Large-Scale Optical	23,003	22,000	22,467
Corporate and other	(52,391)	(9,931)	(8,160)
Total	$67,284	$114,284	$122,225
Depreciation and Amortization
Architectural Framing Systems	$28,937	$31,764	$12,404
Architectural Glass	13,009	14,525	15,912
Architectural Services	1,234	1,325	1,364
Large-Scale Optical	3,692	4,556	4,785
Corporate and other	2,926	2,673	1,142
Total	$49,798	$54,843	$35,607
Capital Expenditures
Architectural Framing Systems	$19,098	$15,273	$14,070
Architectural Glass	27,722	26,228	44,439
Architectural Services	1,433	2,510	1,981
Large-Scale Optical	6,989	3,307	1,510
Corporate and other	5,475	5,878	6,061
Total	$60,717	$53,196	$68,061
Identifiable Assets
Architectural Framing Systems	$617,001	$618,455	$359,633
Architectural Glass	281,817	250,407	254,840
Architectural Services	59,227	53,424	70,875
Large-Scale Optical	61,031	58,523	58,198
Corporate and other	49,092	41,511	41,112
Total	$1,068,168	$1,022,320	$784,658

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, the Company has determined that it is impractical to report product revenues generated by class of product beyond the segment revenues currently reported.

Segment operating income is equal to net sales less cost of sales and operating expenses. Operating income does not include interest expense or a provision for income taxes. Corporate and other includes miscellaneous corporate activity not allocable to our segments and, in fiscal 2019, also includes $40.9 million of project-related charges on acquired contracts. Identifiable assets for Corporate and other include all short- and long-term available-for-sale securities.

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region.

(In thousands)	2019	2018	2017
Net Sales
United States	$1,259,319	$1,187,922	$1,031,214
Canada	128,735	122,981	65,958
Brazil	14,583	15,270	17,361
Total	$1,402,637	$1,326,173	$1,114,533
Long-Lived Assets
United States	$297,072	$283,432	$227,145
Canada	12,563	13,384	13,303
Brazil	6,188	7,247	6,300
Total	$315,823	$304,063	$246,748

Apogee's export net sales from U.S. operations of $56.3 million for fiscal 2019 were approximately 4 percent of consolidated net sales; export net sales of $49.1 million for fiscal 2018 were approximately 4 percent of consolidated net sales; and export sales of $76.2 million for fiscal 2017 were approximately 7 percent of consolidated net sales.

16.	Quarterly Data (Unaudited)

	Quarter
(In thousands, except per share data)	First	Second (1)	Third	Fourth		Total
2019
Net sales	$336,531	$362,133	$357,718	$346,255		$1,402,637
Gross profit	80,730	84,466	84,090	44,279		293,565
Net earnings (loss)	15,373	20,513	21,891	(12,083)	(2)	45,694
Earnings (loss) per share - basic	0.55	0.73	0.79	(0.45)		1.64
Earnings (loss) per share - diluted	0.54	0.72	0.78	(0.45)		1.63
2018
Net sales	$272,307	$343,907	$356,506	$353,453		$1,326,173
Gross profit	70,294	86,001	91,559	85,664		333,518
Net earnings	16,104	17,409	23,646	22,329		79,488
Earnings per share - basic	0.56	0.60	0.82	0.79		$2.79
Earnings per share - diluted	0.56	0.60	0.82	0.78		$2.76
Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding, and all other quarterly amounts may not equal the total year due to rounding.

(1) We acquired EFCO in the second quarter of fiscal 2018; refer to Note 2 for additional information.
(2) Fiscal 2019 fourth quarter net loss includes $42.6 million of project-related charges on contracts that were acquired with the purchase of EFCO.

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

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, CODE OF ETHICS AND CORPORATE GOVERNANCE

Directors of the Registrant

Name	Age	Director Class and Term	Independence	Board Committee	Director Since
Bernard P. Aldrich	69	Class II Term Expiring in 2021	Independent	Non-Executive Board Chair	1999
Jerome L. Davis	63	Class III Term Expiring in 2019	Independent	Chair, Compensation Committee	2004
Sara L. Hays	54	Class III Term Expiring in 2019	Independent	Member, Compensation Committee and Nominating and Corporate Governance Committee	2005
Lloyd E. Johnson	65	Class I Term Expiring in 2020	Independent	Chair, Audit Committee (Audit Committee Financial Expert)	2017
Donald A. Nolan	58	Class I Term Expiring in 2020	Independent	Member, Compensation Committee and Nominating and Corporate Governance Committee	2013
Herbert K. Parker	61	Class II Term Expiring in 2021	Independent	Member, Audit Committee and Nominating and Corporate Governance Committee (Audit Committee Financial Expert)	2018
Mark A. Pompa	54	Class III Term Expiring in 2019	Independent	Member, Audit Committee (Audit Committee Financial Expert)	2018
Joseph F. Puishys Chief Executive Officer and President	60	Class II Term Expiring in 2021	Not Independent	N/A	2011
Richard V. Reynolds	70	Class III Term Expiring in 2019	Independent	Chair, Nominating and Corporate Governance Committee	2006
Patricia K. Wagner	56	Class I Term Expiring in 2020	Independent	Member, Audit Committee and Compensation Committee (Audit Committee Financial Expert)	2016

Our Restated Articles of Incorporation (the "Articles") provide that our Board of Directors will be divided into three classes of directors of as nearly equal size as possible and the term of each class of directors is three years. Our Articles further provide that the total number of directors will be determined exclusively by our Board of Directors. The term of one class expires each year in rotation.

Bernard P. Aldrich
Biography - Mr. Aldrich retired as Chief Executive Officer and President, and a director of Rimage Corporation (now Qumu Corporation), a publicly-held designer and manufacturer of on-demand publishing and duplicating systems for CD and DVD-recordable media, in 2009, after 12 years of service in those capacities. Prior to joining Rimage Corporation in 1997, he served as President of several manufacturing companies controlled by Activar, Inc., an industrial plastics and construction supply company, from 1995 to 1996. Mr. Aldrich served as President of Colwell Industries, a company that designs, manufactures and distributes color merchandising tools, from 1992 to 1994; and as Chief Financial Officer of Advance Machine Co., a manufacturer and supplier of equipment for the commercial floor care industry, from 1973 to 1991.
Skills and Qualifications:

- Executive leadership	- Enterprise risk management	- Corporate governance
- Manufacturing operations	- International	- Public and private company board experience
- Business operations	- Leadership development	- Executive compensation
- Financial management

Public directorships - Rimage Corporation (1997 - 2009)

Jerome L. Davis
Biography - Mr. Davis has served as the Executive Vice President and Chief Revenue Officer of the Metropolitan Washington Airports Authority in Washington, D.C., which manages and operates Ronald Reagan National and Dulles International Airports, since September 2014. He previously served as Corporate Vice President of Food and Retail for Waste Management, Inc., the leading provider of integrated environmental solutions in North America, from 2010 to 2012. Mr. Davis was Global Vice President, Service Excellence for Electronic Data Systems, a business and technology services company, from 2003 to 2005. From 2001 to 2003 at Electronic Data Systems, he served as Chief Client Executive Officer and President, Americas for Business Process Management. From 1991 to 2001, he served as President of the Commercial Solutions Division of Maytag Corporation and as Senior Vice President of Sales for Maytag’s Appliances Division from 1998 to 2001. He also served in executive positions at Frito Lay and senior positions at Procter & Gamble.
Skills and Qualifications:

- Executive leadership	- Enterprise risk management	- Investor relations
- Strategy	- Business operations	- Corporate governance
- Sales and business development	- International	- Public company board experience
- Marketing	- Commercial real estate development	- Consumer/retail/consulting
- Information technology

Public directorships - GameStop Corporation (2005 - Present)

Sara L. Hays
Biography - Ms. Hays is Principal and Founder of SLH Advisors, a privately-held project management and consulting services business she founded in 2011. From 2015 to 2017, she served as Managing Director and Co-Leader of the North American Board Practice of Allegis Partners, an executive search firm. She served as Managing Director, Operations and General Counsel and member of the Executive and Investment Committees of Wrightwood Capital LLC (now part of Ares Management LLC), a real estate finance and investment company, from 2005 to 2011. Prior to joining Wrightwood Capital LLC, she spent over 10 years at Hyatt Hotels, a global hospitality company, initially as Development Counsel and ultimately serving as Senior Vice President and General Counsel and a member of Hyatt Hotels’ Managing Committee responsible for managing the legal risks associated with Hyatt Hotels’ worldwide operations, transactions and owned assets. Before joining Hyatt Hotels, Ms. Hays was an associate practicing commercial real estate law with the Chicago law firm of Coffield Ungaretti & Harris (now part of Nixon Peabody) from 1989 to 1994.
Skills and Qualifications:

- Executive leadership	- Enterprise risk management	- Private company board experience
- Corporate governance	- Legal and regulatory compliance	- Debt and equity structuring
- Commercial real estate industry	- Strategy development and execution	- Complex transactions, including acquisitions and workouts
- Hospitality industries

Lloyd E. Johnson
Biography - Mr. Johnson was the Global Managing Director, Finance and Internal Audit of Accenture Corporation, a global management consulting and professional services firm providing strategy, consulting, digital technology and operations services, from 2004 to 2015. Prior to joining Accenture Corporation, he served as Executive Director, M&A and General Auditor for Delphi Automotive PLC, a vehicle components manufacturer, from 1999 to 2004. From 1997 to 1999, he served as Corporate Vice President, Finance and Chief Audit Executive for Emerson Electric Corporation, a diversified global manufacturing company serving industrial, commercial and consumer markets. Earlier in his career, he held senior finance leadership roles at Sara Lee Knit Products, a division of Sara Lee Corporation; Shaw Food Industries, a privately-held food service supply company; and Harper, Wiggins & Johnson, CPA, a regional accounting firm. Mr. Johnson began his career with Coopers & Lybrand, a global accounting firm that became part of PricewaterhouseCoopers, a global accounting firm.
Skills and Qualifications:

- Executive leadership	- Enterprise risk management	- Leadership development
- Public accounting and audit	- Mergers and acquisitions	- Executive compensation
- Financial management	- International business	- Corporate governance
- Business operations	- Information technology, including cybersecurity	- Industrial, commercial and consumer markets

Donald A. Nolan
Biography - Mr. Nolan served as President and Chief Executive Officer of Kennametal Inc., an industrial technology leader serving customers across the aerospace, earthworks, energy, industrial production, transportation and infrastructure industries, from 2014 to 2016. Prior to joining Kennametal Inc., he served as President of the Materials Group for Avery Dennison Corporation, a global leader in labeling and packaging materials and solutions, from 2008 to 2014. Mr. Nolan served in various executive capacities for Valspar Corporation, a global leader in the paint and coatings industry, from 1996 to 2008. Earlier in his career, Mr. Nolan served in marketing and sales positions with Loctite Corporation, Ashland Chemical Company, General Electric Company and the Timken Company.
Skills and Qualifications:

- Executive leadership	- Financial management	- Leadership development
- Business operations	- International business	- Corporate governance
- Strategy development and execution	- Mergers and acquisitions	- Executive compensation
- Marketing and sales	- Enterprise risk management	- Public and private company board experience

Public directorships - Kennametal Inc. (2014 - 2016)

Herbert K. Parker
Biography - Mr. Parker is the retired Executive Vice President - Operation Excellence of Harman International Industries, Inc., a worldwide leader in the development, manufacture, and marketing of high quality, high-fidelity audio products, lighting solutions, and electronic systems. He joined Harman International in June 2008 as Executive Vice President and Chief Financial Officer and served in that capacity to 2015. He served as Executive Vice President - Operation Excellence from 2015 to 2017. Prior to joining Harman International Industries, Inc., Mr. Parker served in various senior financial positions with ABB Ltd. (known as ABB Group), a global power and technology company, from 1980 to 2006, including as the Chief Financial Officer of the Global Automation Division from 2002 to 2005 and the Americas Region from 2006 to 2008. Mr. Parker began his career as a staff accountant with C-E Systems.
Skills and Qualifications:

- Executive leadership	- Investor relations	- International business
- Accounting and audit	- Operations	- Leadership development
- Financial management	- Enterprise risk management	- Corporate governance
- Mergers and aquisitions	- Sarbanes-Oxley compliance	- Public company board experience
- Property and asset acquisition and management

Public directorships - TriMas Corporation (2015 - Present); nVent Electric plc (2018 - Present); American Axle & Manufacturing Holdings, Inc. (2018 - Present); and TMS International Corporation (2012 - 2014)

Mark A. Pompa
Biography - Mr. Pompa has served as the Executive Vice President and Chief Financial Officer of EMCOR Group, Inc., a Fortune 500 leader in mechanical and electrical construction services, industrial and energy infrastructure and building services, since 2006. Previously, he was Senior Vice President and Chief Accounting Officer of EMCOR from 2003 to 2006 and Treasurer from 2003 to 2007. He joined EMCOR in 1994, serving as Vice President and Controller until 2003. Prior to joining EMCOR, Mr. Pompa was an Audit and Business Advisory Manager at Arthur Andersen LLP.
Skills and Qualifications:

- Executive leadership	- Business operations	- Enterprise risk management
- Financial management	- Mergers and acquisitions	- Leadership development
- Accounting and audit	- Strategy development and execution	- Executive compensation
- Commercial construction industry

Joseph F. Puishys
Biography - Mr. Puishys has served as our Chief Executive Officer and President since August 2011. Prior to joining our Company, he served in various leadership positions at Honeywell International, Inc., a Fortune 100 diversified technology and manufacturing company, for over 32 years. He served as President of Honeywell Environment & Combustion Controls from 2008 to 2011; President of Honeywell Building Solutions from 2005 to 2008; President of Honeywell Building Solutions, America from 2004 to 2005; President of Bendix Friction Materials from 2002 to 2004; Vice President and General Manager of Garrett Engine Boosting Systems from 2000 to 2002; Vice President and General Manager, Aftermarket, Allied Signal Turbocharging Systems from 1996 to 2000; Vice President, Logistics, Allied Signal Automotive Products Group from 1992 to 1996; and various accounting and financial positions from 1979 to 1992.
Skills and Qualifications:

- Executive leadership	- Strategy development and execution	- Leadership development
- Financial management	- Manufacturing operations	- International operations
- Commercial building industry	- Sales	- Corporate governance
- Commercial construction industry	- Business operations	- Public company board experience

Public directorships - Arctic Cat, Inc. (2013 - 2017)

Richard V. Reynolds
Biography - Mr. Reynolds retired from the U.S. Air Force as a Lieutenant General in 2005 after 34 years of service, having served as Vice Commander, Air Force Materiel Command from 2003 to 2005; Commander, Aeronautical Systems Center of Air Force Materiel Command from 2001 to 2003; Commander, Air Force Flight Test Center of Air Force Materiel Command from 1998 to 2001; Program Executive Officer, Airlift and Trainers of the Air Force Program Executive Office from 1996 to 1998; and various other operational and leadership positions, from 1971 to 1996. General Reynolds is the owner of The VanFleet Group, LLC, a privately held aerospace consulting firm he formed in 2005. He also served as Senior Manager/Senior Business Advisor of BearingPoint, Inc., an international management and technology consulting firm, from 2006 to 2009.
Skills and Qualifications:

- Executive leadership	- Leadership development	- Corporate governance
- Government relations	- Regulatory compliance	- Public company board experience
- Government contracting and procurement	- Enterprise risk management	- Research and development / product development
- Information technology, including cybersecurity	- Supply chain logistics and management

Public directorships - Allison Transmission Holdings, Inc. (2010 - Present)

Patricia K. Wagner
Biography - Ms. Wagner has served as Group President of U.S. Utilities, overseeing San Diego Gas & Electric, Southern California Gas Company (“SoCalGas”) and Sempra Energy’s investment in Oncor Electric Delivery Company LLC, since 2018. Since joining Sempra Energy in 1995, she has served in several leadership positions for the Sempra Energy family of companies, including Chief Executive Officer of SoCalGas from 2017 to 2018; Executive Vice President of Sempra Energy in 2016; President and Chief

Executive Officer of Sempra U.S. Gas & Power, a leading developer and generator of renewable energy and natural gas solutions and operator of power plants, natural gas storage facilities, pipelines and distribution utilities, from 2014 to 2016; and other leadership positions for the Sempra Energy family of companies from 1995 to 2014. Prior to joining Sempra Energy in 1995, Ms. Wagner held management positions at Fluor Daniel, an engineering, procurement, construction and maintenance services company. Earlier in her career, Ms. Wagner held positions at McGaw Laboratories and Allergan Pharmaceuticals.
Skills and Qualifications:

- Executive leadership	- Strategy development and execution	- Mergers and acquisitions
- Business operations	- Energy industry	- Regulatory compliance
- Financial management	- Enterprise risk management	- Leadership development
- Accounting and audit	- Information technology	- Executive compensation
- Corporate governance

Board Leadership Structure
Our Board of Directors separated the roles of Chair of the Board and Chief Executive Officer in 2011, and Mr. Aldrich has served as our Non-Executive Chair since 2011. In this capacity, Mr. Aldrich has chaired our annual meetings of shareholders, the meetings of our Board of Directors and executive sessions of our independent directors. The Non-Executive Chair of our Board, in consultation with our Chief Executive Officer, establishes the agenda for each meeting of our Board of Directors.
Criteria for Membership on our Board of Directors

Director candidates should possess the highest personal and professional ethics, integrity and values; be committed to representing the long-term interests of our stakeholders; have an inquisitive and objective perspective, practical wisdom and mature judgment; and be willing to challenge management in a constructive manner. Our Board of Directors strives for membership that is diverse in gender, ethnicity, age, geographic location, and business skills and experience at policy-making levels. In addition, director candidates must be willing to devote sufficient time to carrying out their duties and responsibilities effectively, and should be committed to serving on our Board of Directors for an extended period of time.

Procedure for Evaluating Director Nominees

Our Nominating and Corporate Governance Committee’s procedure for reviewing the qualifications of all nominees for membership on our Board of Directors includes making a preliminary assessment of each proposed nominee, based upon resume and biographical information, willingness to serve and other background information, business experience and leadership skills. All director candidates who continue in the process are then interviewed by members of our Nominating and Corporate Governance Committee and a majority of our other current directors. Our Nominating and Corporate Governance Committee makes recommendations to our Board of Directors for inclusion in the slate of director nominees at a meeting of shareholders, or for appointment by our Board of Directors to fill a vacancy. Prior to recommending a director to stand for re-election for another term, our Nominating and Corporate Governance Committee applies its director candidate selection criteria, including a director’s past contributions to our Board of Directors, effectiveness as a director and desire to continue to serve as a director.
Retirement Policy

Our Board of Directors has established a policy that, unless otherwise approved by a majority of our directors, no individual may stand for election to our Board after his or her 72nd birthday.

Board Meetings and 2018 Annual Meeting of Shareholders

During fiscal 2019, our Board of Directors met eleven times and our non-employee directors met in executive session without our Chief Executive Officer or any other members of management being present four times. Each of our directors attended at least 75% of the regularly scheduled and special meetings of our Board of Directors and the Board committees on which he or she served that were held during the time he or she was a director during fiscal 2019.

All members of our Board of Directors are expected to attend our annual meetings of shareholders, and all the members of our Board of Directors serving at the time of our 2018 Annual Meeting of Shareholders and who continued to serve on our Board after such meeting attended such meeting.

Board Committee Responsibilities and Meetings

We currently have three standing Board Committees: Audit, Compensation, and Nominating and Corporate Governance. Each Committee operates under a written charter that is available on our website at www.apog.com by clicking on “Investors” and selecting “Governance” and then selecting the applicable Board Committee charter.

Board Committee	Responsibilities
AUDIT COMMITTEE
All Members Independent
This Committee has oversight responsibilities for our independent registered public accounting firm.
Each member meets the independence and experience requirements of the NASDAQ listing standards and the SEC.
Each member is an “audit committee financial expert” under the rules of the SEC.

- Directly responsible for the appointment, compensation, retention and oversight of the work of the firm that serves as the independent accountants to audit our financial statements.
- Oversees our system of financial controls, internal audit procedures and internal audit function.
- Oversees our program to ensure compliance with legal and regulatory requirements and ethical business practices.
- Assesses and establishes policies and procedures to manage our financial reporting and internal control risk.
- Establishes policies and procedures for the pre-approval of all services by our independent registered public accounting firm.
- Establishes procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters.
- Considers the accounting firm’s independence.

COMPENSATION COMMITTEE
All Members Independent
This Committee administers our executive compensation program.
Each member is a “non-employee” director, as defined in the Exchange Act, and is an “outside director” as defined in Section 162(m).

- Establishes our executive compensation philosophy and compensation programs that comply with this philosophy.
- Determines the compensation of our executive officers and other members of senior management.
- Administers our stock incentive plans in which our employees participate.
- Administers our annual cash and long-term incentive plans for executive officers and other members of senior management.
- Reviews its decisions on compensation for our Chief Executive Officer with the full Board of Directors prior to communicating those decisions to our Chief Executive Officer.
- Directly responsible for the appointment, compensation, retention and oversight of the independent compensation consultant.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE All Members Independent This Committee identifies and evaluates Board candidates and oversees our corporate governance practices.
- Develops a Board succession plan and establishes and implements procedures to review the qualifications for membership on our Board of Directors, including nominees recommended by shareholders.
- Assesses our compliance with our Corporate Governance Guidelines.
- Reviews our organizational structure and senior management succession plans.
- Makes recommendations to our Board of Directors regarding the composition and responsibilities of our Board committees and compensation for directors.
- Administers an annual performance review of our Board committees, Board of Directors as a whole and our directors whose terms are expiring.
- Administers an annual review of the performance of our Chief Executive Officer, which includes soliciting assessments from all non-employee directors.
- Administers our stock and deferred compensation plans in which our non-employee directors participate.

The table below provides fiscal 2019 membership and meeting information for each of our standing Board committees.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Bernard P. Aldrich(1)
Jerome L. Davis		C
Sara L. Hays		M	M
Lloyd E. Johnson	C (2) (3)
John T. Manning	M (3) (4)		M (4)
Robert J. Marzec	C (3) (5)
Donald A. Nolan	M (3) (6)	M	M (6)
Herbert K. Parker	M (3) (7)		M (7)
Mark A. Pompa	M (8)
Joseph F. Puishys
Richard V. Reynolds			C
Patricia K. Wagner	M (3)	M
Fiscal 2019 Meetings	7	5	4
C = Committee Chair M = Committee Member

(1) Mr. Aldrich serves as Non-Executive Chair of our Board.

(2) Mr. Johnson served as Chair since June 28, 2018 and as a member prior to June 28, 2018.

(3) Audit committee financial expert under the rules of the SEC.

(4) Mr. Manning served as a member of the Audit Committee and Nominating and Corporate Governance Committee through June 28, 2018, when he retired from our Board.

(5) Mr. Marzec served as Chair of the Audit Committee through June 28, 2018, when he retired from our Board.

(6) Mr. Nolan served as a member of the Audit Committee through June 28, 2018 and as a member of the Nominating and Corporate Governance Committee since June 28, 2018.

(7) Mr. Parker has served as a member of the Audit Committee since April 27, 2018 and as a member of the Nominating and Corporate Governance since October
3, 2018.

(8) Mr. Pompa has served as a member of the Audit Committee since October 3, 2018.

Risk Oversight by Our Board of Directors

Our Board of Directors oversees our enterprise risk management processes, focusing on our business, strategic, financial, operational, information technology and overall enterprise risk. Our Board determined that oversight of our Company’s strategy and overall enterprise risk management program is more effective when performed by the full Board, utilizing the skills and experiences of all Board members. In addition, our Board of Directors executes its overall responsibility for risk management through its Committees, as follows:

•
Our Audit Committee has primary responsibility for risk management relating to the reliability of our financial reporting processes, system of internal controls and corporate compliance program. Our Audit Committee receives quarterly reports from management, our independent registered public accounting firm and internal audit partner regarding our financial reporting processes, internal controls and public filings. It also receives quarterly updates from management regarding Code of Conduct issues, litigation and legal claims, and other compliance matters.

•
Our Compensation Committee, with assistance from its independent compensation consultant, oversees risk management associated with our compensation programs, policies and practices with respect to both executive compensation and compensation in general.

•
Our Nominating and Corporate Governance Committee oversees risk management associated with succession planning, non-employee director compensation, overall Board of Directors and Board Committee performance, and corporate governance practices.

Shareholder Recommendation or Nomination of a Director candidate
Our Nominating and Corporate Governance Committee considers recommendations of director candidates. A shareholder who wishes to recommend a director candidate to our Nominating and Corporate Governance Committee for nomination by our Board of Directors at our next annual meeting, or for vacancies on our Board of Directors that arise between meetings, must provide our Nominating and Corporate Governance Committee with sufficient written documentation to permit a determination by our Nominating and Corporate Governance Committee and our Board of Directors as to whether such candidate meets the required and desired director selection criteria set forth in our Corporate Governance Guidelines and the factors discussed under the heading “Criteria for Membership on Our Board of Directors,” above. Such documentation and the name of the director candidate must be sent by U.S. mail to our Corporate Secretary at Apogee Enterprises, Inc., 4400 West 78th Street, Suite 520, Minneapolis, MN 55435. Our Corporate Secretary will send properly submitted shareholder recommendations to the Chair of our Nominating and Corporate Governance Committee for consideration at a future committee meeting.
Director candidates recommended by shareholders in compliance with these procedures and who meet the criteria outlined above will be evaluated by our Nominating and Corporate Governance Committee in the same manner as nominees proposed by other sources.
Alternatively, shareholders may directly nominate a person for election to our Board of Directors at a future annual meeting by complying with the procedures set forth in our Amended and Restated By-laws and the rules and regulations of the SEC. Our Amended and Restated By-laws are available on our website at www.apog.com by clicking on “Investors”, select “Governance”, then “By-laws.”

Corporate Governance Section on our Website

Information related to our code of ethics and corporate governance is available on our website at www.apog.com by clicking on "Investors," selecting "Governance" and then selecting the applicable document or information. This information includes:

•	Management - Background and Experience

•	Board Committee Charters

•	Our Code of Business Ethics and Conduct

•	How to Contact the Board

•	Our Corporate Governance Guidelines

•	Our Restated Articles of Incorporation

•	Our Amended and Restated By-laws
We will provide copies of any of the foregoing information without charge upon written request to: Corporate Secretary, Apogee Enterprises, Inc., 4400 West 78th Street, Suite 520, Minneapolis, Minnesota, 55435.

Code of Business Ethics and Conduct

Our Board of Directors has adopted our Code of Business Ethics and Conduct (our “Code of Conduct”), which is a statement of our high standards for ethical behavior and legal compliance. All of our employees and all members of our Board of Directors are required to comply with our Code of Conduct.

Corporate Governance Guidelines
Our Corporate Governance Guidelines outline the role, composition, qualifications, operation and other policies applicable to our Board of Directors and are revised as necessary to continue to reflect evolving corporate governance practices.
Executive Officers

Name	Age	Positions with Apogee Enterprises and Past Experience
Joseph F. Puishys	60
Chief Executive Officer and President of the Company since 2011. President of Honeywell's Environmental and Combustion Controls division from 2008 through 2011, President of Honeywell's Building Solutions from 2005 through 2008.

James S. Porter	58	Chief Financial Officer since 2005 and Executive Vice President since 2015. Vice President of Strategy and Planning from 2002 through 2005.
Patricia A. Beithon	65	General Counsel and Corporate Secretary since 1999.
Brent C. Jewell	44	Senior Vice President, Business Development and Strategy since 2018. Senior leadership positions at Valspar's General Industrial Americas and North America Wood Coatings divisions from 2010 to 2017.
Gary R. Johnson	57	Senior Vice President since 2018. Treasurer since 2001, Vice President from 2001 to 2018. Various tax and treasury positions from 1995 to 2000.

Executive officers are elected annually by the Board of Directors to serve for a one-year period. There are no family relationships between any of the executive officers or directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires our directors and executive officers and persons who own more than 10% of our securities to file with Securities and Exchange Commission (the "SEC") initial reports of ownership of those securities on Form 3 and reports of changes in ownership on Form 4 or Form 5. Specific due dates for these reports have been established by the SEC, and we are required to disclose in our proxy statement any failure to timely file the required reports by these dates. Based solely on our review of the copies of these reports received by us and written representations from our directors and executive officers, we believe that our directors and executive officers complied with all Section 16(a) filing requirements for the fiscal year ended March 2, 2019.

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION

Non-Employee Director Compensation
Our Board of Directors approves the compensation for members of our Board of Directors and Board committees based on the recommendations of our Nominating and Corporate Governance Committee. We target compensation for service on our Board of Directors and Board committees generally at the 50th percentile for board service at companies in our peer group of companies, using the same peer group used for executive compensation purposes and described under the heading “Peer Group”. Generally, our Nominating and Corporate Governance Committee reviews and discusses the compensation data and analysis provided by management using a third-party compensation database. Our Chief Executive Officer participates in the discussions on compensation for members of our Board of Directors. Directors who are employees receive no additional compensation for serving on our Board of Directors.
The following table describes the compensation arrangements with our non-employee directors as of the end of fiscal 2019.

Compensation	Fiscal 2019
Annual Cash Retainers:
Non-Executive Chair of the Board	$135,000 (1)
Board Member	60,000
Audit Committee Chair	30,000
Audit Committee Member	15,000
Compensation Committee Chair	25,000
Compensation Committee Member	10,000
Nominating and Corporate Governance Committee Chair	25,000
Nominating and Corporate Governance Committee Member	10,000
Equity Awards	95,004 (2)
Charitable Matching Contribution Program	$2,000 maximum aggregate annual match

(1) We pay an annual cash retainer to our Non-Executive Chair of the Board. We do not pay any other cash compensation to him or her for service on our Board of Directors. The Non-Executive Chair also receives an annual equity award, similar to the other non-employee directors.

(2) On June 28, 2018, we granted a restricted stock award of 1,952 shares, having a value of $95,004 on the date of grant that vests over three years in equal annual installments on the anniversaries of the award to each of our non-employee directors who was serving on our Board the date of the 2018 Annual Meeting of Shareholders and whose term continued after our 2018 Annual Meeting of Shareholders. In addition, Messrs. Parker and Pompa, who joined our Board during fiscal 2019, each received a restricted stock award on the day they joined our Board.

Restricted Stock Awards and Restricted Stock Unit Awards
Restricted stock awards to non-employee directors are issued pursuant to our 2009 Non-Employee Director Stock Incentive Plan, as amended (2014) (the "Director Stock Plan"). Each non-employee director receives a restricted stock award on the date he or she is first elected to our Board and annually on the date of our annual meeting of shareholders if his or her term continues after such meeting. The number of shares of restricted stock subject to the award is determined by our Board of Directors, after recommendation by our Nominating and Corporate Governance Committee and in consideration of various factors, including market data and trends. We target the equity-based compensation received by non-employee directors at approximately the 50th percentile of our peer group of companies. Restricted stock awards vest in three equal annual installments over a three-year vesting period. Upon issuance of the restricted stock, each holder is entitled to the rights of a shareholder, including the right to vote the shares of restricted stock and receive any cash dividends and any other distributions.
Non-employee directors have the option to defer receipt of all or a portion of any restricted stock award and will receive a restricted stock unit award for that portion of the restricted stock award deferred. Restricted stock unit awards are also issued pursuant to our Director Stock Plan. Each non-employee director electing to receive a restricted stock unit award in lieu of a restricted stock award receives a credit of shares of our common stock in an amount equal to the number of shares he or she has elected to defer. The account is also credited, as of the crediting date, with an amount equal to the dividend paid on one share of our common stock multiplied by the number of shares credited to each account. Non-employee directors receiving restricted stock unit awards may elect to receive the amounts credited to their account at a fixed date, at age 70, or following death or retirement from our Board of Directors. The restricted stock unit awards and related accumulated dividends are paid out in the form of shares of our common stock (plus cash in lieu of fractional shares) either in a lump sum or in installments, at the participating director’s election. This is an unfunded book-entry, “phantom stock unit” plan, as no trust or other vehicle has been established to hold any shares of our common stock.
Director Deferred Compensation Plan
Our Deferred Compensation Plan for Non-Employee Directors (the "Director Deferred Compensation Plan") was adopted by our Board of Directors to encourage our non-employee directors to increase their ownership of shares of our common stock, thereby aligning their interests in the long-term success of Apogee with that of our other shareholders. Under the plan, participants may elect to defer all or a portion of their annual cash retainer into deferred stock accounts. There is no Company match on amounts deferred by our non-employee directors under such plan. Each participating director receives a credit of shares of our common stock in an amount equal to the amount of annual cash retainer deferred divided by the fair market value of one share of our common stock as of the crediting date. These accounts also are credited, as of the crediting date, with an amount equal to the dividend paid on one share of our common stock multiplied by the number of shares credited to each account. Participating directors may elect to receive the amounts credited to their accounts at a fixed date, at age 70, or following death or retirement from our Board of Directors. The deferred amounts are paid out in the form of shares of our common stock (plus cash in lieu of fractional shares) either in a lump sum or in installments, at the participating director’s election. This plan is an unfunded, book-entry, “phantom stock unit” plan, as no trust or other vehicle has been established to hold any shares of our common stock.
Charitable Matching Contributions Program for Non-Employee Directors
Under our Charitable Matching Contributions Program for Non-Employee Directors, we match cash or publicly-traded stock contributions made by our non-employee directors to charitable organizations that are exempt from federal income tax up to a maximum aggregate amount of $2,000 per eligible non-employee director per calendar year.
Stock Ownership Guidelines for Non-Employee Directors

Our Board of Directors believes that non-employee directors should have a significant equity interest in Apogee and established voluntary stock ownership guidelines for directors in 2002. The guidelines encourage share ownership by our directors in an amount having a market value of $180,000 (three times the current annual Board retainer of $60,000) to be achieved within five years of first being elected as a director. In calculating share ownership of our non-employee directors, we include shares of restricted stock and restricted stock units issued pursuant to our Director Stock Plan, and phantom stock units issued pursuant to our Director Deferred Compensation Plan, but do not include unexercised stock options. Shares are valued based on the average closing price of our common stock for the most recently completed fiscal year. As of March 1, 2019, the last trading day of fiscal 2019, all of our non-employee directors exceeded our stock ownership guidelines, except for Mr. L. Johnson, who joined our Board on June 22, 2017, and Mr. Pompa who joined our Board on October 2, 2018. Both Messrs. L. Johnson and Pompa are currently on pace to meet our guidelines within five years of election to our Board.
Fiscal 2019 Non-Employee Director Compensation Table
The following table presents the compensation paid to our non-employee directors for fiscal 2019.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)		All Other Compensation ($) (3)	Total ($)
Bernard P. Aldrich	135,000	95,004		35,955	265,959
Jerome L. Davis	85,000	95,004		17,505	197,509
Sara L. Hays	80,000	95,004		18,583	193,587
Lloyd E. Johnson	85,000	95,004		3,794	183,798
John T. Manning (4)	28,334	—		551	28,885
Robert J. Marzec (4)	29,750	—		13,667	43,417
Donald A. Nolan	81,667	95,004		11,617	188,288
Herbert K. Parker	66,667	110,838	(5)	3,201	180,706
Mark A. Pompa	31,250	71,233	(6)	492	102,975
Richard V. Reynolds	85,000	95,004		22,496	202,500
Patricia K. Wagner	85,000	95,004		2,486	182,490

(1) Includes cash retainers deferred by non-employee directors under our Director Deferred Compensation Plan, as further described under the heading “Director Deferred Compensation Plan”. During fiscal 2019, Messrs. Davis, Marzec, Nolan and Pompa made deferrals of all or a portion of their annual cash retainers pursuant to our Director Deferred Compensation Plan.

(2) The amounts in this column are calculated based on the fair market value of our common stock on the date the award was made in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). On June 28, 2018, each of our non-employee directors whose term continued after our 2018 Annual Meeting of Shareholders received a restricted stock award or, if a director elected to defer receipt of all or a portion of his or her restricted stock award, a restricted stock unit award of 1,952 shares. The closing price of our common stock on the NASDAQ Global Select Market on June 28, 2018, the date of grant, was $48.67. The table below sets forth certain information with respect to the aggregate number of shares of unvested restricted stock, restricted stock units, including shares from dividends credited to the account, and vested options to purchase shares of our common stock held by our non-employee directors as of March 2, 2019, the end of fiscal 2019. Our non-employee directors did not hold any stock options as of March 2, 2019.

Name	Aggregate Number of Shares of Restricted Stock (#)	Aggregate Number of Shares of Deferred Restricted Stock Units (#)
Bernard P. Aldrich	3,761	—
Jerome L. Davis	—	7,198
Sara L. Hays	3,761	—
Lloyd E. Johnson	1,147	1,969
John T. Manning	—	—
Robert J. Marzec	—	—
Donald A. Nolan	—	7,198
Herbert K. Parker	2,330	—
Mark A. Pompa	—	1,768
Richard V. Reynolds	—	7,198
Patricia K. Wagner	3,761	—

(3) This column includes dividends and dividend equivalents paid on shares of restricted stock and restricted stock unit awards, respectively, issued pursuant to our Director Stock Plan, dividend equivalents paid on phantom stock units pursuant to our Director Deferred Compensation Plan and matching contributions pursuant to our Charitable Matching Contributions Program for Non-Employee Directors. The table below sets forth the amounts contributed or paid by the Company for our non-employee directors pursuant to such plans with respect to fiscal 2019.

Name	Dividends Paid on Shares of Restricted Stock ($)	Dividend Equivalents Paid on Shares of Deferred Restricted Stock Units ($)	Dividend Equivalents Paid on Phantom Stock Units ($)	Matching Contributions under our Charitable Matching Contributions Program for Non-Employee Directors ($)	Total All Other Compensation ($)
Bernard P. Aldrich	2,394	—	31,561	2,000	35,955
Jerome L. Davis	—	4,324	11,181	2,000	17,505
Sara L. Hays	2,394	—	14,189	2,000	18,583
Lloyd E. Johnson	833	961	—	2,000	3,794
John T. Manning	551	—	—	—	551
Robert J. Marzec	551	—	11,116	2,000	13,667
Donald A. Nolan	—	4,324	5,293	2,000	11,617
Herbert K. Parker	1,201	—	—	2,000	3,201
Mark A. Pompa	—	309	183	—	492
Richard V. Reynolds	—	4,324	16,172	2,000	22,496
Patricia K. Wagner	2,486	—	—	—	2,486

(4) Messrs. Manning and Marzec retired from our Board on June 28, 2018.

5) Mr. Parker was elected to our Board on April 26, 2018. He received a restricted stock award for 378 shares on April 26, 2018. The closing price of our common stock on the NASDAQ Market on April 26, 2018, the date of grant, was $41.89. Mr. Parker also received a restricted stock award for 1,952 shares on June 28, 2018, the date of our 2018 Annual Meeting.

(6) Mr. Pompa was elected to our Board on October 2, 2018. He received a restricted stock award for 1,768 shares on October 2, 2018. The closing price of our common stock on the NASDAQ Market on October 2, 2018, the date of grant, was $40.29.

EXECUTIVE COMPENSATION

Compensation Committee Report
The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis section with management and the Committee's independent compensation consultant and has recommended to the Board of Directors that the Compensation Discussion and Analysis be included as follows in our Annual Report on Form 10-K.

Compensation Committee of the
Board of Directors of Apogee
Jerome L. Davis, Chair
Sara L. Hays
Donald A. Nolan
Patricia K. Wagner

Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes Apogee's executive compensation program for fiscal 2019, and certain elements of the fiscal 2020 program. In particular, this section explains how our Compensation Committee (the "Committee") made decisions related to compensation for our executives, including our Named Executive Officers listed in Item 10, for fiscal 2019.

Executive Summary
About Apogee

Our Company is a world leader in the design and development of value-added glass solutions for enclosing commercial buildings and value-added glass and acrylic for picture framing and displays. We have four segments, with manufacturing and fabrication located in the U.S., Canada and Brazil. For fiscal 2019, we had revenue of approximately $1.4 billion. See Item 1. Business for more information about our Company and its four segments.

Strategy
Our strategies are to diversify revenue streams within the commercial construction industry and structure the business to provide more stable revenue growth and profit generation over an economic cycle. Strategies are focused on diversification of end sectors served through growth from new geographies, new products and new markets, while improving margins through productivity and project selection initiatives. See Item 1. Business for information on our strategies.

Our Fiscal 2019 Performance
For fiscal 2019, our Company achieved record revenues of approximately $1.4 billion, an increase of 6% over the prior year, and had earnings per diluted share ("EPS") of $1.63 and adjusted earnings per diluted share of $3.01. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data for more information on our Company's performance during fiscal 2019.

Executive Compensation Philosophy and Practices
Our compensation programs are designed to attract, motivate and retain executive talent to achieve success in both the short- and long-term for our Company; pay for sustainable performance in an ever-changing environment; and align the interests of our executive officers with our shareholders. We continue to refine our executive compensation program to reflect changes in our business strategy and evolving executive compensation practices.

Our Executive Compensation Practices (What We Do):	Executive Compensation Practices We Have Not Implemented or Have Discontinued (What We Don’t Do):
We seek alignment of pay and performance each year. A significant portion of our compensation program is performance-based through the use of our short-term and long-term incentive plans.	We do not have employment contracts for our Named Executive Officers.
We review “tally sheets” and realizable pay and performance for our Named Executive Officers and use that information as a factor in making compensation decisions.	We do not pay annual incentive compensation if our Company is not profitable for the year.
We mitigate undue compensation risk by utilizing caps on potential payments, multiple financial performance metrics, and different metrics for our annual cash incentives and long-term performance awards, as well as having robust Board and Board Committee processes to identify and manage risk.
We do not believe any of our Company’s compensation programs create risks that are reasonably likely to have a material adverse effect on our Company.
We have change-in-control severance agreements with all of our Named Executive Officers that provide benefits only upon a “double trigger.”	We do not provide for excise tax “gross-ups” or “single triggers” in our change-in-control severance agreements.
Our equity award agreements for grants made pursuant to our Stock Incentive Plan have “double trigger” change-in-control provisions for all employees.
We provide minimal perquisites to our executives.	We do not provide tax reimbursement or tax “gross-ups” on any perquisites. We do not provide automobile allowances or pay for club memberships for our Named Executive Officers.
We have adopted stringent share ownership guidelines, and we review compliance annually.	We do not reprice underwater stock options or stock appreciation rights.
We evaluate share utilization by annually reviewing overhang and burn rates.
The Committee benefits from its utilization of a compensation consulting firm that fully meets the stringent independence requirements under the final rules of the Dodd-Frank Act.	The Committee’s compensation consulting firm does not provide any other services to our Company other than those requested by our Compensation Committee for executive compensation.
We have a clawback policy that applies to our Named Executive Officers and certain other executives.	The Committee’s independent compensation consulting firm does not provide any specific recommendations for compensation for our Named Executive Officers.
We have a formal hedging policy that prohibits all employees and directors from engaging in hedging transactions in our Company’s securities.

The Role of Shareholder Vote on Say on Pay Proposal
Our Company provides our shareholders with the opportunity to cast an advisory vote on our Say on Pay Proposal annually. At our Company’s annual meeting of shareholders held on June 28, 2018, 95% of the votes cast on the Say on Pay Proposal were voted in favor of ratification of the proposal. Management met with certain investors during fiscal 2019 to discuss operations, strategy, compensation and corporate governance matters. The Committee did not make any changes to its programs in response to this vote or based on interactions with our shareholders. The Committee will continue to take into account the outcome of our Company’s Say on Pay Proposal and input from our shareholders when making future compensation decisions.
Our Executive Compensation Program
Total compensation includes a mix of short-term and long-term compensation and fixed and performance-based compensation.

•	Short-term compensation

▪	Base salary

▪	Annual performance-based cash incentives

•	Long-term compensation

▪	Restricted stock award (40%)

◦	The number of time-based restricted stock awards granted to an executive in any given year is based on market compensation data as well as individual performance in the prior year.

▪	Cash-based performance awards (60%)

◦
Two-year performance-based awards on end-to-end cycles that are only earned upon achievement of certain two-year financial performance measures with any amounts earned paid over two-years. These awards are granted every other year and settled in cash.

▪
Our Chief Executive Officer also participates in a performance-based evaluation incentive program that encourages him to drive continued growth, operational improvement and successful implementation of our strategic plan and to remain with our Company. Amounts earned by our Chief Executive Officer pursuant to this program are mandatorily deferred pursuant to our Deferred Compensation Plan.

▪
We believe a two-year performance period for 60% of our long-term incentive awards is more appropriate for our Company due to the cyclical nature of the commercial construction industry, variability of project execution schedules as determined by our customers, and limited visibility to industry conditions and revenues more than two years out. In addition, we believe the end-to-end cycles of the awards compensate for having only two-year performance periods instead of three-year performance periods used by many other public companies. Our Compensation Committee regularly reviews and considers the appropriate performance period for our long-term performance-based awards.

Target Compensation Mix
The charts below illustrate the short-term and long-term mix, and fixed and performance-based mix of the primary compensation elements at target for our Chief Executive Officer and Other Named Executive Officers. This information is used by the Committee as a guideline in making compensation awards for our Named Executive Officers.

Fiscal 2019 Target Compensation Mix
Chief Executive Officer
Short Term 45%
22%
Salary
23%
Annual Cash Incentive at Target
Long Term 55%
17%
Restricted Stock Award
32%
2-Year Performance-Based Award at Target (Annualized)(1)
6%
CEO Evaluation Incentive(2)
Fiscal 2019 CEO Compensation at Target
Fixed 39%
Performance-Based 61%
Performance-Based
Fixed

Fiscal 2019 Target Compensation Mix

Average - Other Named Executive Officers

Short Term 55%
Long Term 45%
35%
Base Salary
20%
Annual Cash Incentive at Target
19%
Restricted Stock Award
26%
2-Year Performance-Based Award at Target (Annualized)(1)
Fiscal 2019
Other NEOs Compensation at Target
Fixed 54%
Performance-Based 46%
Performance-Based
Fixed

(1) Our two-year performance-based awards have end-to-end performance cycles, are granted every other year and are cash-settled. During fiscal 2019, we granted the opportunity to earn the fiscal 2019 - 2020 performance-based awards to all our Named Executive Officers. We will not make any two-year performance-based awards to our Named Executive Officers until fiscal 2021, after the completion of the current fiscal 2019 - 2020 award cycle. We have included the annualized (50%) value of such awards at target in the charts above. These awards are a component of long-term compensation for both years in the performance cycle.

(2) During fiscal 2019, we granted the fiscal 2019 CEO evaluation incentive, which has a one-year performance period. All of the fiscal 2019 CEO evaluation incentive is included at target in the chart above.

Highlights of Fiscal 2019 Compensation Actions
The following highlights the Committee’s key compensation decisions for fiscal 2019. These decisions were made after reviewing compensation data provided by the Committee’s independent compensation consultant.

•
Base Salaries. For fiscal 2019, the Committee did not award any base salary increases to our Chief Executive Officer, Chief Financial Officer or General Counsel but awarded a base salary increase of 5.1% to our Senior Vice President and Treasurer.

•
Annual Cash Incentive Payouts. Our fiscal 2019 annual cash incentives paid out at an average of 35.2% of target. Our Chief Executive Officer earned an annual cash incentive equal to 37.0% of his fiscal 2019 base salary, and our Other Named Executive Officers earned fiscal 2019 annual cash incentives ranging from 14.1% to 26.4% of their fiscal 2019 base salaries. The financial performance metrics for these awards were net sales, earnings before taxes ("EBT") and days working capital ("DWC").

•
Restricted Stock Awards. On April 26, 2018, the Committee awarded restricted stock awards to our Named Executive Officers that vest over three years. Our Chief Executive Officer received an award valued at $727,420 and our Other Named Executive Officers received awards with values ranging from $102,631 to $258,300.

•
Fiscal 2019 - 2020 Performance-Based Awards. On June 28, 2018, the Committee established the fiscal 2019 - 2020 cash-based performance awards to our Named Executive Officers. Our Chief Executive Officer received an award with a value of $2,711,500 at target and our Other Named Executive Officers received awards with values ranging from $233,100 to $783,000 at target. These awards are end-to-end awards and will only be granted every other year. Our Company will not award additional two-year cash-based performance awards until completion of the current fiscal 2019 - 2020 award cycle. The financial performance metrics for these awards are cumulative net sales, cumulative EPS and average return on invested capital ("ROIC").

•
Chief Executive Officer Evaluation Incentive. Our Chief Executive Officer earned $198,688 under the fiscal 2019 CEO evaluation incentive awards, which was mandatorily deferred pursuant to our Deferred Compensation Plan.

Overview of Primary Compensation Elements
The table below provides an overview of the three primary compensation elements used in our executive compensation program.

Compensation Element	Objective	How Determined	Market Positioning(1)	How Impacted by Performance
Base Salary and Benefits	Attract and retain executive officers through competitive pay and benefit programs.	Individual performance, experience, tenure, competitive market data and executive potential.	Targeted to be around the 50th percentile relative to competitive market practices.	Based on individual performance.
Annual Cash Incentive Compensation	Create an incentive for achievement of pre-defined annual Company performance results.
For target bonus award opportunity percentages - competitive market data and trends, and internal equity.
For actual bonus payouts - performance against pre-established criteria in our annual cash incentive plan.

Our overall performance results will yield total cash compensation levels as follows:
 - Below target performance:
   total cash at or below the
   25th percentile.
 - Target performance: total
   cash slightly below the
   50th percentile.
 - Above target performance:
   total cash above the 50th
   percentile.

Payout dependent on achievement of one-year Company financial performance goals.
Long-Term Incentive Compensation: - Restricted Stock (40% awarded annually) - Two-Year Performance-Based Awards (60% awarded every other year)
Align the interests of executives with shareholders and to focus on long-term sustained performance, entrepreneurial style and quality products and services while creating appropriate retention incentives through the use of multi-year vesting schedules.
		Individual performance, company performance, market data and trends, internal equity and executive potential. New hire, promotion and special awards. Internal equity and market data and trends.	Targeted generally to be at or slightly above the 50th percentile for target performance and up to the 75th percentile for maximum performance.
Performance that increases our stock price increases the value of the restricted stock awards.
Cash payout of the two-year performance-based awards is dependent on achievement of two-year Company financial performance goals.

(1) Actual pay levels may be above or below the targeted level depending on all of the factors outlined in the "How Determined" column above.

Compensation Process
Our compensation program is evaluated annually taking into consideration changes to our business strategy, the economy and our competitive marketplace, as well as evolving executive compensation practices.
During the first quarter of each fiscal year, the performance of each of our Named Executive Officers is evaluated based on a subjective assessment of (i) his or her executive leadership; and (ii) achievement of agreed-upon individual business objectives for the just-completed fiscal year. The annual performance evaluation of our Chief Executive Officer is administered by our Nominating and Corporate Governance Committee, with all non-employee directors participating in the performance evaluation, and the results of the Chief Executive Officer’s annual performance evaluation are reviewed by the Committee and our full Board. Our Chief Executive Officer conducts or participates in the annual performance evaluation of our Other Named Executive Officers and reviews the results with members of the Committee.
In establishing the elements and levels of compensation for a fiscal year, the Committee considers the annual performance evaluations of our Named Executive Officers and reviews its compensation consultant’s independent analyses of market compensation levels based on comparable positions, using both published survey sources and company peer group data to determine our competitive positioning relative to the market. Our Chief Executive Officer makes recommendations to the Committee on compensation for our Other Named Executive Officers, but does not participate in the determination of his own compensation.
The Committee continuously monitors our compensation programs and annually reviews a compensation “tally sheet,” which lists total direct compensation (base salary, annual cash incentive compensation, and long-term incentive awards) perquisites, other elements of executive compensation, broad-based employee benefits and wealth accumulation through Company equity and retirement plans for our Named Executive Officers; however, the compensation tally sheets are not used to make actual pay decisions. The Committee assesses historical pay and performance to ensure continued alignment of our compensation programs. However, the Committee generally does not consider compensation earned in prior years in establishing the elements and levels of compensation for a Named Executive Officer in the current fiscal year.
Consulting Assistance, Peer Group and Competitive Market
Compensation Consultant Independence. In fiscal 2019, the Committee retained the services of Pearl Meyer to assist with the review of overall compensation for our executive officers. Pearl Meyer reports directly to the Committee, and the Committee can replace Pearl Meyer or hire additional consultants at any time. During fiscal 2019, Pearl Meyer attended five Committee meetings in person or by telephone, including executive sessions, as requested, and consulted with the Chair of the Committee between meetings.
As required under the Dodd-Frank Act, the Committee has analyzed whether the work of Pearl Meyer as its compensation consultant raises any conflict of interest, taking into consideration the following factors under this rule: (i) Pearl Meyer does not provide any other services to our Company; (ii) the amount of fees from our Company paid to Pearl Meyer is less than 1% of Pearl Meyer’s total revenue; (iii) Pearl Meyer’s policies and procedures were designed to ensure independence; (iv) Pearl Meyer does not have any business or personal relationship with an executive officer of our Company or any member of the Committee; and (v) neither Pearl Meyer, nor any member of its consulting team, owns any stock of our Company. The Committee has determined, based on its analysis of the above factors, that Pearl Meyer is independent of our Company and the work of Pearl Meyer (and the individual compensation advisors employed by Pearl Meyer) as compensation consultant to the Committee has not created any conflict of interest. The Committee will continue to monitor the independence of its compensation consultant on an annual basis.
Peer Group. The selection criteria identified for determining and reviewing our Company’s peer group generally include:

•	Companies with revenue within a similar range (0.33 to 3.0 multiple).

•	Companies with market capitalization within a similar range (0.33 to 3.0 multiple).

•	Companies with market capitalization to revenue ratio of 0.5 or greater.

•	Companies in the same or similar industries.

•	Companies with business model similarity, which may include the following:

◦	Coatings for special purposes (e.g., protective, UV, etc.);

◦	Construction materials, primarily for commercial or industrial applications;

◦	Specialized/customized product lines;

◦	Heavy-duty manufacturing operations and project-directed manufacturing; and

◦	Project-based businesses.

•	Companies in the same geographic location (to a lesser degree).

•	Companies included in the prior-year peer group, to help ensure year-over-year consistency (where appropriate).

Our 15-company peer group is listed below.

Aegion Corporation	H.B. Fuller Company
AZZ Inc.	LCI Industries
BMC Stock Holdings, Inc.	Masonite International Corporation
Eagle Materials Inc.	NCI Building Systems, Inc.
EnPro Industries, Inc.	Quaker Chemical Corporation
Gibralter Industries, Inc.	Quanex Building Products Corporation
Graco Inc.	Tennant Company
Griffon Corporation
Competitive Market. The Committee relies on its independent compensation consultant to help define the appropriate competitive market using a combination of the peer group companies and published compensation surveys. The information on the competitive market is used by the Committee:

•	As an input in designing our compensation plans and philosophy;

•	As an input in developing base salary adjustments, annual cash incentive targets and long-term incentive ranges;

•	To benchmark the form and mix of long-term awards;

•	To assess the competitiveness of total direct compensation awarded to our Named Executive Officers and certain of our other executives; and

•	To benchmark dilution and overhang levels (dilutive impact on our shareholders of equity compensation) and annual burn rate (the aggregate shares awarded as a percentage of total outstanding shares).

Fiscal 2019 Individual Compensation Actions
Fiscal 2019 Annual Performance Accomplishments. The performance during fiscal 2019 of each of our Named Executive Officers was evaluated based on a subjective assessment of (i) his or her executive leadership; and (ii) achievement against his or her individual business objectives for fiscal 2019. Below is certain information regarding each Named Executive Officer’s key achievements during fiscal 2019.

•	Mr. Puishys. Mr. Puishys key accomplishments during fiscal 2019 include:

◦	Achieved revenues of $1.4 billion, a 6% increase over the prior year.

◦	Returned approximately $61 million directly to shareholders through a combination of dividends and share repurchases.

◦	Led talent management and leadership transitions at four business units and three key functional positions at Apogee.

◦
Made strategic growth investments in our Architectural Glass segment to expand segment’s participation in new U.S. non-residential fabricated glass markets positioning the segment for sales commencing during fiscal 2020.

◦	Advanced synergies resulting in increased cross-selling of finished products and intercompany supply and positioning our Company for improved performance.

◦	Made capital investments for facility improvements and equipment to position our Company for productivity and operating margin improvements.

◦
Advanced the integration of EFCO Corporation, acquired during fiscal 2018, through new leadership in key roles and continued implementation of Apogee Lean Enterprise positioning EFCO for productivity and operating margin improvements.

•	Mr. Porter. Mr. Porter’s key accomplishments during fiscal 2019 include:

◦	Achieved revenues of $1.4 billion, a 6% increase over the prior year.

◦	Achieved operating margin of 4.3% and adjusted operating margin of 8.3%.

◦	Achieved EPS of $1.63 and adjusted EPS of $3.01.

◦	Performed a capital structure analysis that led to $61 million being directly returned to shareholders through a combination of dividends and share repurchases.

◦
Provided direct management oversight to two Architectural Framing System segment business units to support leadership transitions and performance improvement; both business units had double digit revenue growth and margin improvement for the year.

◦	Achieved $50 million in orders from our building retrofit program and expanded our building retrofit program with additional staffing and capabilities.

◦
Provided support for a growth strategy to expand the Architectural Glass segment’s participation in new U.S. non-residential fabricated glass markets positioning the segment for sales commencing during fiscal 2020.

•	Ms. Beithon. Ms. Beithon’s key accomplishments during fiscal 2019 include:

◦
Led corporate governance initiatives leading to certain amendments to our Company’s by-laws, proposed amendments to our Company’s articles of incorporation and amendments to our corporate governance guidelines.

◦	Managed and resolved various claims and litigation matters.

◦	Provided legal support for growth strategies and business development activities.

◦	Provided legal and environmental support for new real estate holdings and leases.

◦	Provided legal support for the integration of EFCO Corporation and other post-acquisition matters.

◦	Led Section 16 officer reporting compliance efforts, resulting in no late filings during fiscal 2019.

•	Mr. Jewell. Mr. Jewell’s key accomplishments during fiscal 2019 include:

◦	Led a robust three-year strategic planning process for our Company and its four segments.

◦	Advanced synergies resulting in increased intercompany material supply, cross-selling of finished product, facility utilization and collaboration among the business units across segments.

◦	Improved market and economic outlook analysis and reporting.

◦	Conducted an analysis of optimal long-term segment strategies and requirements.

◦	Evaluated various business development initiatives and opportunities.

◦	Conducted a preliminary portfolio alignment analysis.

•	Mr. Johnson. Mr. Johnson’s key accomplishments during fiscal 2019 include:

◦	Managed our real estate holdings and leases, including the sale of a former fabrication facility resulting in sales proceeds of $10 million.

◦	Obtained government incentives related to facility capital improvements resulting in fiscal 2019 cash benefits of more than $8 million.

◦	Led tax planning initiatives that resulted in an effective tax rate of 22.1% for fiscal 2019.

◦	Managed the repurchase of shares of our common stock that resulted in the return of $43 million directly to our shareholders.

◦	Negotiated appropriate levels of insurance coverage for fiscal 2019 at competitive rates and improved terms with quality carriers.

Base Salary. Base salary reflects a fixed portion of the overall compensation package and is the base amount from which certain other compensation elements are determined. In making salary adjustments, the Committee considers the executive’s base salary relative to the market, our compensation philosophy and other factors, such as individual performance against business plans, leadership, initiatives, experience, knowledge and job criticality. After discussing these items, the Committee decided it was appropriate to provide merit increases to all of our Named Executive Officers for fiscal 2020, except Mr. Puishys.
The table below provides information on the base salaries of our Named Executive Officers for fiscal 2019 and fiscal 2020.
Base Salary

Name	Fiscal 2019 Base Salary ($)	Increase in Fiscal 2019 (%)	Fiscal 2020 Base Salary ($)	Increase in Fiscal 2020 (%)
Joseph F. Puishys	935,000	—	935,000	—
James S. Porter	435,000	—	448,000	3.0
Patricia A. Beithon	360,000	—	371,000	3.1
Brent C. Jewell	350,000	N/A	361,000	3.1
Gary R. Johnson	259,000	5.1	269,000	3.9
Annual Cash Incentive Compensation. Annual cash incentive awards are designed to reward short-term performance results. These results are based on achievement relative to objective financial goals set forth in the annual operating plan approved by our Board of Directors. For fiscal 2019, annual cash incentive awards to our Named Executive Officers other than Mr. Jewell were made pursuant to our shareholder-approved Apogee Enterprises, Inc. Executive Management Incentive Plan (the “Executive MIP”), as described below. The Executive MIP was approved by shareholders in fiscal 2016.
Executive MIP. Our Executive MIP was designed to be an annual bonus “pool” plan. Each fiscal year, the Committee establishes a bonus pool equal to a percentage of one or more performance factors from a list of approved factors set forth in our Executive MIP. If the bonus pool generated for any fiscal year is not sufficient to fund all potential payouts to participants under the plan, the awards earned by each participant will be reduced proportionately based on each participant’s percent of the pool.
Each fiscal year, the Committee selects the executives of our Company who will participate in our executive management incentive plan for that year and assigns a percentage of the bonus pool to each participating executive, with the total percentage not to exceed 100% of the bonus pool for any given fiscal year. The percentage of the bonus pool assigned to each participating executive establishes the maximum annual cash incentive award payout for that individual participant for the current fiscal year; however, no one individual payout under the Executive MIP can exceed $3,000,000 in any given fiscal year.
The actual annual cash incentive awards to be paid to participants after the annual bonus pool has been established may be adjusted downward based on the achievement of one or more additional predetermined, objective performance goals based on the annual operating plan approved by our Board of Directors. At least one of the additional predetermined, objective performance goals must be met at the threshold level in order for any annual cash incentive to be paid to an executive. In addition, if our Company is not profitable, no annual cash incentives will be paid even if the other goals are at or above threshold.
Generally, if the threshold performance level for all performance goals is achieved, 50% or less of the target award will be earned; if target performance level for all performance goals is achieved, 100% of the target award will be earned; and if maximum performance level for all performance goals is achieved, 200% of the target award will be earned. If the threshold performance level for only one performance goal is achieved and the threshold performance is not achieved for any of the other performance goals, less than 50% of the target award will be earned based on the weighting allocated to that specific performance goal. For any performance between these levels, awards will be interpolated. The Committee has the discretion to further reduce payouts under our Executive MIP, as appropriate.
Fiscal 2019 Annual Cash Incentive Payouts. The performance factor used to establish the fiscal 2019 bonus pool under our Executive MIP was 5% of Apogee’s operating income. In fiscal 2019, we had operating income of $67,284,000, generating a bonus pool of $3,364,200.
The table below sets forth certain information with respect to the fiscal 2019 annual cash incentive award payout ranges as a percentage of fiscal 2019 salary for our Named Executive Officers.
Fiscal 2019 Annual Cash Incentive Compensation Ranges

Name	Threshold Payout as a Percentage of Fiscal 2019 Salary (%) (1)	Target Payout as a Percentage of Fiscal 2019 Salary (%) (2)	Maximum Payout as a Percentage of Fiscal 2019 Salary (%) (3)
Joseph F. Puishys	5.25	105.00	210.00
James S. Porter	3.75	75.00	150.00
Patricia A. Beithon	3.00	60.00	120.00
Brent C. Jewell	2.25	45.00	90.00
Gary R. Johnson	2.00	40.00	80.00

(1) Assumes threshold performance level is achieved for only the performance goal with the lowest weighting and is not achieved for any other performance goals. If actual results are below threshold performance level for all performance goals, the payout will be zero.

(2) Assumes target performance level is achieved for all performance goals.

(3) Assumes maximum performance level is achieved or exceeded for all performance goals.

The following table outlines the performance goal, weighting and actual performance achievement for the fiscal 2019 performance cycle.

Fiscal 2019 Annual Cash Incentive Performance Levels and Actual Performance

Performance Goal	Weight (%)	Threshold	Target	Maximum	Actual Performance	% Performance Achieved (%)
Net Sales	25.0	$1,388,500,000	$1,453,991,000	$1,518,001,000	$1,402,637,000	60.77
EBT	65.0	$107,201,000	$123,056,000	$137,016,000	$58,662,000	—
DWC	10.0	57.2 days	54.9 days	52.9 days	52.8 days	200.00
The following table sets forth certain information with respect to the fiscal 2019 annual cash incentive compensation payouts for each of our Named Executive Officers.
Fiscal 2019 Annual Cash Incentive Compensation Payouts

Performance Goals		Potential Payout		Actual Payout
Name and Metric	Weighting (%)	Target Payout as a Percent of Fiscal 2019 Salary (%)	Target Payout Level ($)	Percentage of Target (%)	Guideline Amount ($)	Approved Payout Amount ($) (1)	Percent of Fiscal 2019 Salary (%)
Joseph F. Puishys
Net Sales	25	26.25	245,437	60.77	149,226	149,226	15.96
EBT	65	68.25	638,138	—	—	—	—
DWC	10	10.50	98,175	200.00	196,350	196,350	21.00
	100	105.00	981,750	35.20	345,576	345,576	36.96
James S. Porter
Net Sales	25	18.75	81,562	60.77	49,590	49,590	11.40
EBT	65	48.75	212,063	—	—	—	—
DWC	10	7.50	32,625	200.00	65,250	65,250	15.00
	100	75.00	326,250	35.20	114,840	114,840	26.40
Patricia A. Beithon
Net Sales	25	15.00	54,000	60.77	32,832	32,832	9.12
EBT	65	39.00	140,400	—	—	—	—
DWC	10	6.00	21,600	200.00	43,200	43,200	12.00
	100	60.00	216,000	35.20	76,032	76,032	21.12
Brent C. Jewell
Net Sales	25	11.25	39,375	60.77	23,940	23,940	6.84
EBT	65	29.25	102,375	—	—	—	—
DWC	10	4.50	15,750	200.00	31,500	31,500	9.00
	100	45.00	157,500	35.20	55,440	55,440	15.84
Gary R. Johnson
Net Sales	25	10.00	25,900	60.77	15,747	15,747	6.08
EBT	65	26.00	67,340	—	—	—	—
DWC	10	4.00	10,360	200.00	20,720	20,720	8.00
	100	40.00	103,600	35.20	36,467	36,467	14.08

(1) The individual approved payout amount for each of Messrs. Puishys, Porter Johnson and Ms. Beithon is less than the maximum allocation of the bonus pool under our Executive MIP for such individual.
Long-Term Incentive Compensation. We utilize two instruments to deliver long-term incentive compensation. The mix of long-term incentive instruments is determined annually by the Committee, and for fiscal 2019 were restricted stock awards and two-year performance-based awards. We issue two-year performance-based awards only in the first year of the two-year performance cycle (granted every other year using an end-to-end performance cycle).
Restricted Stock Awards. Each year, the Committee approves a fixed dollar value of the restricted stock award for each executive for the just-completed fiscal year. For our Chief Executive Officer, the Committee begins its deliberations with a preliminary targeted fixed dollar value, as a percentage of base salary, which is compared to competitive levels of long-term incentives for comparable Chief Executive Officer positions in the market, based on data provided by the Committee’s independent compensation consultant, and increases or decreases the preliminary targeted fixed dollar value after considering the results of the Chief Executive

Officer annual performance evaluation by our non-employee directors. For our Other Named Executive Officers, our Chief Executive Officer recommends to the Committee a preliminary targeted fixed dollar value, as percentage of base salary, which is compared to competitive levels of long-term incentives for comparable positions in the market, based on data provided by the Committee's independent compensation consultant and also recommends increases or decreases in the preliminary targeted fixed dollar value for each of our Other Named Executive Officers based on his or her contributions to the Company's performance, future leadership potential, and subjective evaluation of his or her individual performance for the just completed fiscal year. Restricted stock awards generally vest in three equal annual installments commencing on April 30 of the year following the date of the award. Upon issuance of the restricted stock, each holder is entitled to the rights of a shareholder, including the right to vote the shares of restricted stock and receive any dividends and any other distributions.
On April 26, 2018, the Committee determined that Messrs. Puishys, Porter and G. Johnson and Ms. Beithon had substantially met his or her individual business objectives for fiscal 2018; however, the Committee used negative discretion in determining the final fixed dollar value of such awards by reducing the preliminary targeted fixed dollar value of the awards based on the Company’s performance during fiscal 2018. Mr. Jewell joined our Company on May 29, 2018 and was awarded a restricted stock award for 6,000, that vests in two equal annual installments commencing on May 29, 2019. Information regarding the restricted stock awards made to all Named Executive Officers during fiscal 2019 is set forth below.
Fiscal 2019 Restricted Stock Awards

Name	Shares of Restricted Stock Awarded (#)	Value of Award ($) (1)	Percentage of Fiscal 2019 Salary (%)	Grant Price ($) (2)
Joseph F. Puishys	17,365	727,420	78	41.89
James S. Porter	5,250	219,923	51	41.89
Patricia A. Beithon	3,750	157,088	44	41.89
Brent C. Jewell	6,000	258,300	74	43.05
Gary R. Johnson	2,450	102,631	40	41.89

(1) The value of the award was calculated by multiplying the number of shares of restricted stock awarded by, the closing price of our common stock on the NASDAQ Stock Market on the date of grant. The awards to Messrs. Puishys, Porter and G. Johnson and Ms. Beithon were made on April 26, 2018. The award to Mr. Jewell was made on May 29, 2018, which was the date he joined our Company.

(2) The closing price of our common stock on the NASDAQ Stock Market on the date of grant.

Two-Year Performance-Based Awards. Our Company has granted two-year performance-based awards as a component of long-term incentive compensation since fiscal 2013. The Committee believes that two-year performance-based awards provide incentive for executives to focus on the achievement of specific two-year financial performance goals that are aligned with business fundamentals. The Committee also believes that these awards, which are settled in cash, are better instruments for delivering long-term incentive compensation than equity-based awards, as they are not dilutive to our shareholders. The two-year performance-based awards are designed to reward sustainable, profitable growth consistent with our strategic plan. The Committee evaluates this program regularly and again determined that a two-year performance cycle provides the necessary line of sight to set realistic targets aligned with our Company’s objectives given the cyclicality of our business even though it is a performance cycle less than what proxy advisory firms prefer to see. For the fiscal 2019-2020 cash-based performance awards the financial performance metrics are cumulative net sales, cumulative EPS and average ROIC.
The two-year performance-based awards are end-to-end awards, meaning that a new cycle begins only when the prior cycle is completed as shown below. They have two-year performance periods and pay out in two equal annual installments after completion of the performance period. Generally, two-year performance-based awards are made in the first quarter of the first fiscal year of the two-year performance period. The two-year performance periods do not overlap; therefore, a grant of this award is made every other year.
Non-overlapping cycles avoid the potential confusion associated with using different targets on the same metric or different metrics in the same year. The earned award is paid out in two equal installments, with 50% of the earned award paid in the first quarter of the year following completion of the performance cycle and the remaining 50% paid one-year later (approximately three-years after commencement of the performance cycle), with each payment contingent on the executive being employed by our Company on the date the payment is made. The Committee believes this payment approach for the earned award promotes retention. 17.2% of our Chief Executive Officer’s two-year performance-based award is mandatorily deferred pursuant to our Deferred Compensation Plan.

Two-Year Performance-Based Awards and Payout Cycle
Award	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022
Fiscal 2017 - 2018 Award	Performance Period		50% Paid	50% Paid
Fiscal 2019 - 2020 Award			Performance Period		50% Paid	50% Paid

•	Performance award cycles are measured on a fiscal year basis (March - February).

•	Award payouts are made 50% at the end of the two-year performance cycle (usually in May) and 50% in the following year (usually in March) promoting continued retention for plan participants.

The Committee determines the dollar value of two-year performance-based awards granted to each participating executive at the target performance level based on consideration of individual performance, our Company performance, market data and trends, internal equity, executive potential and input from our Chief Executive Officer with respect to our Other Named Executive Officers and other participating executives. The dollar value at the threshold performance level is determined as a percentage of base salary. Generally, if the threshold performance level for all performance goals is achieved, 50% or less of the target award will be earned; if target performance for all performance goals is achieved, 100% of the target award will be earned; and if maximum performance level for all performance goals is achieved, 200% of the target award will be earned. If threshold performance level for only one performance goal is achieved and the threshold performance is not achieved for any of the other performance goals, less than 50% of the target award will be earned based on the weighting allocated for that specific performance goal. For any performance between these levels, awards will be interpolated.
On April 26, 2018, after completion of the fiscal 2018 audit, the Committee determined the amount earned for the fiscal 2017 - 2018 cash-based performance awards, and the first and second installments of such awards were paid on May 11, 2018 and March 15, 2019, respectively. The payouts of the fiscal 2017 - 2018 cash-based performance awards were reported in our 2018 proxy statement.
On June 27, 2018, the Committee established the fiscal 2019 - 2020 cash-based performance awards. The Committee determined the dollar value for the fiscal 2019 - 2020 cash-based performance awards as a percentage of fiscal 2019 base salary at the threshold, target and maximum award levels for each of our Named Executive Officers. The financial performance metrics for these awards are average ROIC, cumulative EPS and cumulative net sales.
The table below sets forth certain information with respect to our fiscal 2019 - 2020 performance-based awards payout ranges as a percentage of salary at threshold, target and maximum performance.
Fiscal 2019-2020 Performance-Based Award Payout Ranges

		Threshold Payment(1)		Target Payout(2)		Maximum Payout(3)
Name	Fiscal Years	Award Amount ($)	As a Percentage of Fiscal 2019 Salary (%)	Award Amount ($)	As a Percentage of Fiscal 2019 Salary (%)	Award Amount ($)	As a Percentage of Fiscal 2019 Salary (%)
Joseph F. Puishys	2019-2020	451,917	48	2,711,500	290	5,423,000	580
James S. Porter	2019-2020	130,500	30	783,000	180	1.566,000	360
Patricia A. Beithon	2019-2020	93,600	26	561,600	156	1,123,200	312
Brent C. Jewell	2019-2020	84,000	24	504,000	144	1,008,000	288
Gary R. Johnson	2019-2020	38,850	15	233,100	90	466,200	180

(1) Assumes threshold performance level is achieved for only one of the performance goals and is not achieved for any other performance goals. If actual results are below threshold performance level for all performance goals, the payout will be zero.

(2) Assumes target performance level is achieved for all performance goals.

(3) Assumes maximum performance level is achieved for all performance goals.

Chief Executive Officer Evaluation Incentive. In order to encourage Mr. Puishys to continue to drive growth, operational improvement and successful implementation of our Company’s strategic plan and to remain with our Company, our Board of Directors established an evaluation incentive program for Mr. Puishys. This incentive is a one-year, evaluation-based, cash incentive award.

Any amounts earned pursuant to the CEO evaluation incentive program are mandatorily deferred into our Deferred Compensation Plan. In the case of death, disability or retirement, Mr. Puishys, or his estate, as applicable, will receive a pro-rata portion of the incentive. In the case of a change-in-control, as defined in the incentive agreement, the incentive will be adjusted by the Committee in its sole discretion. The incentive is subject to our Company’s clawback policy.
Fiscal 2019 CEO Evaluation Incentive. The amount of incentive earned, if any, is based upon the average rating Mr. Puishys receives on the annual performance evaluation conducted by our Board and his achievement of his fiscal 2019 individual business objectives. Our Chief Executive Officer’s performance criteria for fiscal 2019 were based upon integration of EFCO Corporation, bench strength/succession planning, new market growth and Architectural Framing Systems segment synergies.
If Mr. Puishys met or exceeded his individual business objectives, he had the potential to earn an evaluation incentive award between $233,750 at target and $467,500 at maximum, which will then be mandatorily deferred pursuant to our Deferred Compensation Plan. There is no threshold performance level for such an evaluation incentive award and the Compensation Committee may determine, in its sole discretion, to reduce the amount of incentive earned or to not award any incentive, depending upon actual performance achieved.
On April 25, 2019, our Board of Directors determined that Mr. Puishys had substantially met certain areas of his fiscal 2019 individual business objectives and awarded our Chief Executive Officer $198,688, which was mandatorily deferred pursuant to our Deferred Compensation Plan, as required by the award agreement.
Other Benefit Programs. Executive officers, including our Named Executive Officers, are eligible to participate in our 401(k) Retirement Plan, described under the heading “401(k) Retirement Plan”, and our Employee Stock Purchase Plan, which allows participants to purchase shares of our Company’s common stock by contributing up to $500 per week, with our Company contributing an amount equal to 15% of the participant’s weekly contributions, on substantially the same terms as all of our other employees. Our executive officers also receive the same health and welfare benefits as those offered to all other full-time employees, with the exception that we offer enhanced long-term disability benefits to our executive officers.
Additionally, our executive officers may participate in voluntary non-qualified deferred compensation plans, as described under the headings “Deferred Compensation Plan” and “Legacy Deferred Compensation Plan”.
We have entered into change-in-control severance agreements with each of our Named Executive Officers. The Committee does not consider specific amounts payable under these arrangements when establishing annual compensation. See “Change-in-Control Severance Agreements” and “Executive Benefits and Payments Upon Termination and Change-in-Control” for more information on these arrangements.
Generally, we do not make perquisites available to our Named Executive Officers, other than the reimbursement of financial and estate planning fees of up to $2,000 annually, enhanced long-term disability benefits, payment of relocation expenses, reimbursement of annual executive health physical costs up to $3,000 annually and reimbursement of spousal/guest travel expenses for certain Company events. We do not provide tax reimbursement or tax “gross-ups” on any perquisites.
Executive Stock Ownership Guidelines
Stock ownership guidelines for executives have been in place since 2001. The Committee monitors compliance with our stock ownership guidelines annually. Each executive has five years from the date he or she becomes subject to the stock ownership guidelines to meet his or her ownership guideline. If an executive is promoted and the target is increased, an additional three-year period is provided to meet the ownership guideline. For purposes of calculating stock ownership, we include unvested shares of restricted stock but do not include unexercised stock option awards. Shares owned are valued based on the average closing price of our common stock for the just completed fiscal year.
The graph below shows the stock ownership guideline for each of our Named Executive Officers and summarizes the shares held as a multiple of base salary for our Named Executive Officers as of March 2, 2019, the last day of fiscal 2019. Currently, all of our Named Executive Officers exceed their ownership requirements, except for Mr. Jewell, who joined our Company on May 29, 2018 and is currently on pace to meet our guideline within five years of joining our Company. None of our Named Executive Officers has pledged shares of our common stock as collateral for personal loans or other obligations.

Hedging Policy
Our Board of Directors believes that the interests of our executive officers, employees and members of our Board of Directors should be aligned with the interests of our shareholders. As a result, we have adopted a hedging policy that prohibits all employees and members of our Board of Directors from engaging in the purchase or sale of financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) that are designed to hedge or offset any decrease in the market value of our Company’s securities.
Clawback Policy
Our Board of Directors adopted a policy regarding “clawbacks” for Named Executive Officers and other key executives for performance-based short-term and long-term incentive compensation plans as of March 3, 2014. The policy provides the Board the discretion to clawback incentive compensation awarded or paid during the three-year period preceding the date of a restatement of the Company’s financial statements due to material noncompliance with any financial reporting requirement under the U.S. federal securities laws.
Compensation Risk Analysis
During fiscal 2019, the Committee, with the assistance of its independent compensation consultant and management, assessed the risk in our compensation plans, practices and policies. In performing this risk assessment, the Committee considered:

•	The mix of fixed and variable compensation;

•	The mix of short-term and long-term incentive compensation;

•	The extent to which performance metrics are directly reflected in our audited financial statements or other objective reports;

•	The relative weighting of the performance metrics;

•	The likelihood that achievement of performance metrics could have a material impact on our financial performance in succeeding fiscal periods;

•	The various compensation risk control mitigation features in our compensation plans, including balanced financial performance metrics that include revenue, earnings and operational metrics;

•	Multiple financial performance metrics for our annual cash incentive and long-term cash-based incentive plans;

•	Different financial performance metrics for our annual cash incentive and long-term cash-based incentive plans;

•	Appropriate maximum caps on our annual cash incentive and long-term performance-based incentive plans and annual equity awards;

•	Management stock ownership guidelines; and

•	Our clawback and hedging policies.
The Committee annually assesses the risk of our compensation programs, policies and practices. The Committee does not believe any of our Company’s compensation programs create risks that are reasonably likely to have a material adverse effect on our Company.
Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation in all capacities for fiscal 2019, 2018 and 2017 awarded to our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
Joseph F. Puishys	2019	935,000	—	727,420	544,264	—	43,852	2,250,536
Chief Executive Officer and President	2018	928,077	—	935,002	2,013,116	—	43,387	3,919,582
	2017	901,058	—	1,018,429	2,045,000	—	52,739	4,017,226

James S. Porter	2019	435,000	—	219,923	114,840	—	17,455	787,218
Executive Vice President and Chief Financial Officer	2018	432,571	—	250,700	522,093	—	15,961	1,221,325
	2017	425,628	—	274,806	484,397	—	16,728	1,201,559

Patricia A. Beithon	2019	360,000	—	157,088	76,032	(15,210)	18,715	596,625
General Counsel and Corporate Secretary	2018	357,923	—	179,850	374,000	24,347	18,030	954,150
	2017	350,942	—	197,599	320,305	21,824	18,144	908,814

Brent C. Jewell (6)	2019	267,885	44,560	258,300	55,440	—	13,557	639,742
Senior Vice President, Business Development and Strategy

Gary R. Johnson	2019	257,058	—	102,631	36,467	13,590	11,249	420,995
Senior Vice President and Treasurer	2018	245,272	—	77,935	148,952	17,641	8,992	498,792
	2017	242,562	—	87,284	147,419	13,068	13,435	503,768

(1) Our fiscal 2019 and 2018 years each had 52 weeks and our fiscal 2017 year had 53 weeks; the amounts shown in this column for fiscal 2017 include 53 weeks of salary.

(2) The amounts shown in this column represent the grant date fair value of the restricted stock awards made in fiscal 2019, 2018 and 2017. These amounts are calculated in accordance with US GAAP based on the closing share price of our common stock on the date of grant. See Note 12, Share-Based Compensation, to our audited financial statements for the fiscal year ended March 2, 2019.

(3) The amounts in this column for fiscal 2019 for our Chief Executive Officer represents the annual cash incentive award of $345,576 and evaluation incentive of $198,688, which was deferred into our Deferred Compensation Plan, and for our Other Named Executive Officers represents only the annual cash incentive awards. The fiscal 2019 annual cash incentive awards were made pursuant to our Executive MIP.

Our Executive MIP is discussed under the heading “Executive MIP” and the fiscal 2019 annual cash incentive awards and fiscal 2019 CEO evaluation incentive made pursuant to such plan are discussed under the heading “Fiscal 2019 Annual Cash Incentive Payouts”, “Fiscal 2019 CEO Annual Evaluation Incentive,” and “Grants of Plan-Based Awards.”
The amount in this column for fiscal 2018 represents the full earned amount of the fiscal 2017 - 2018 performance-based awards for the two-year performance cycle made pursuant to our Stock Incentive Plan, reported in a single year as required by applicable SEC rules. Actual payments of the earned fiscal 2017 - 2018 performance-based awards were made in two-equal installments following the performance period and are contingent on active employment on each applicable payment date. For our Chief Executive Officer, $307,896 of the $1,785,794 of the amount earned of the fiscal 2017 - 2018 performance-based award was mandatorily deferred pursuant to our Deferred Compensation Plan, and the balance of the award was paid out in two equal annual installments. The first payment of the fiscal 2017 - 2018 performance-based awards was made on May 11, 2018 and the second payment was made on March 15, 2019. The amount in this column for fiscal 2018 for our Chief Executive Officer also includes the fiscal 2018 CEO evaluation incentive award of $227,322 that was made pursuant to our Executive MIP, which was mandatorily deferred into our Deferred Compensation Plan.
The following table sets forth information with respect to fiscal 2018 non-equity incentive plan compensation for our Named Executive Officers.

Name	Fiscal Year	Annual Cash Incentive Awards Earned ($)	Two-Year Performance-Based Awards Earned ($)	CEO Evaluation Incentive ($)
Joseph F. Puishys	2018	—	1,785,794	227,322
James S. Porter	2018	—	522,093	—
Patricia A. Beithon	2018	—	374,000	—
Brent C. Jewell	2018	N/A	N/A	—
Gary R. Johnson	2018	—	148,952	—
The amounts in this column for fiscal 2017 for our Chief Executive Officer represent the fiscal 2017 annual cash incentive award of $1,600,000 and fiscal 2017 CEO evaluation incentive award of $445,000, which was deferred into our Deferred Compensation Plan, and for our Other Named Executive Officers represents only the fiscal 2017 annual cash incentive awards. The fiscal 2017 annual cash incentive awards and fiscal 2017 CEO evaluation incentive award were both made pursuant to our Executive MIP.
(4) The following table shows each component of the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” column for each of our Named Executive Officers for fiscal 2019, 2018 and 2017.

Name	Fiscal Year	Change in Pension Value ($)	Above Market Earnings on Amounts Deferred Pursuant to our Legacy Deferred Compensation Plan ($)
Joseph F. Puishys	2019	—	—
	2018	—	—
	2017	—	—
James S. Porter	2019	—	—
	2018	—	—
	2017	—	—
Patricia A. Beithon	2019	(18,187)	2,977
	2018	20,482	3,865
	2017	18,961	2,863
Brent C. Jewell	2019	—	—
Gary R. Johnson	2019	—	13,590
	2018	—	17,641
	2017	—	13,068

(5) The following table shows each component of the “All Other Compensation” column for each of our Named Executive Officers for fiscal 2019.

Name	Perquisites ($)	Executive Health Physical Reimbursement ($)	Company Matching Contributions to Defined Contribution Plans ($) (a)	Dividends or Earnings on Stock Awards ($) (b)	Total All Other Compensation ($)
Joseph F. Puishys	9,623 (c)	650	9,625	23,954	43,852
James S. Porter	1,365 (d)	—	9,345	6,745	17,455
Patricia A. Beithon	1,140 (e)	—	12,745	4,830	18,715
Brent C. Jewell	2,175 (f)	—	8,442	2,940	13,557
Gary R. Johnson	2,937 (g)	—	5,677	2,635	11,249

(a) This column reports the amounts we set aside or accrued during fiscal 2019 under our 401(k) Retirement Plan and Employee Stock Purchase Plan as matching contributions on our Named Executive Officers’ contributions to such plans. Such contribution amounts are set forth in the table below. Our Named Executive Officers are eligible to participate in our 401(k) Retirement Plan and Employee Stock Purchase Plan on the same basis as all eligible employees.

Name	401(k) Retirement Plan Matching Contributions ($)	Employee Stock Purchase Plan 15% Matching Contributions ($)
Joseph F. Puishys	9,625	—
James S. Porter	7,785	1,560
Patricia A. Beithon	9,625	3,120
Brent C. Jewell	8,442	—
Gary R. Johnson	5,677	—

(b) This column represents dividends paid on unvested restricted stock.

(c) Includes $2,000 for reimbursement of financial planning fees, $1,140 in premiums paid for enhanced long-term disability insurance, $3,000 for an enhanced access medical care program, and $3,483 for reimbursement of spousal travel.

(d) Consists of $1,140 in premiums paid for enhanced long-term disability insurance and $225 for reimbursement of spousal travel.

(e) Consists of premiums paid for enhanced long-term disability insurance

(f) Includes $2,000 for reimbursement of financial planning fees, $175 in premiums paid for enhanced long-term disability insurance.

(g) Includes $1,960 for reimbursement of financial planning fees and $977 in premiums for enhanced long-term insurance.

(6) Mr. Jewell joined our Company on May 29, 2018.

Grants of Plan-Based Awards
The following table sets forth information for our Named Executive Officers concerning the following plan-based awards made during fiscal 2019: (i) estimated possible payouts for fiscal 2019 annual cash incentive awards; (ii) the grant date value of the restricted stock awards; and (iii) estimated possible payouts for the fiscal 2019 CEO evaluation incentive award.
Fiscal 2019 Grants of Plan-Based Awards

Name	Grant Date					All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Estimated Possible Payouts under
		Non-Equity Incentive Plan Awards(1)
		Threshold ($)		Target ($)	Maximum ($)
Joseph F. Puishys
Fiscal 2019 annual cash incentive	4/26/18	49,088		981,750	1,936,500	—	—
Restricted stock	4/26/18	—		—	—	17,365	727,420
Fiscal 2019 CEO evaluation incentive	4/26/18	—	(4)	233,750	467,500	—	—
Fiscal 2019 - 2020 cash-based performance award	6/28/18	451,917		2,711,500	5,423,000	—	—
James S. Porter
Fiscal 2019 annual cash incentive	4/26/18	16,313		326,250	652,500	—	—
Restricted stock	4/26/18	—		—	—	5,250	219,923
Fiscal 2019 - 2020 cash-based performance award	6/27/18	130,500		783,000	1,566,000	—	—
Patricia A. Beithon
Fiscal 2019 annual cash incentive	4/26/18	10,800		216,000	432,000	—	—
Restricted stock	4/26/18	—		—	—	3,750	157,088
Fiscal 2019 - 2020 cash-based performance award	6/27/18	93,600		561,600	1,123,200	—	—
Brent C. Jewell
Fiscal 2019 annual cash incentive	5/29/18	7,875		157,500	315,000	—	—
Restricted stock	5/29/18	—		—	—	6,000	258,300
Fiscal 2019 - 2020 cash-based performance award	6/27/18	84,000		504,000	1,008,000	—	—
Gary R. Johnson
Fiscal 2019 annual cash incentive	4/26/18	5,180		103,600	207,200	—	—
Restricted stock	4/26/18	—		—	—	2,450	102,631
Fiscal 2019 - 2020 cash-based performance award	6/27/18	38,850		233,100	466,200	—	—
(1) These columns show the range of possible payouts under the fiscal 2019 annual cash incentive awards, fiscal 2019 - 2020 cash-based performance awards, and fiscal 2019 CEO evaluation incentive award. All of the fiscal 2019 annual cash incentive awards to our Named Executive Officers, with the exception of Mr. Jewell, and the fiscal 2019 CEO evaluation incentive were made pursuant to our Executive MIP described under the heading “Executive MIP”. Amounts to be earned pursuant to the fiscal 2019 annual cash incentive awards are based on results achieved against financial performance goals. The fiscal 2019 CEO evaluation incentive award is based on the assessment by our Board of Mr. Puishys’ achievement of his individual business objectives for fiscal 2019 as reflected in the CEO’s annual performance evaluation conducted by our Board. All of the fiscal 2019 - 2020 cash-based performance awards were made pursuant to our Stock Incentive Plan and are based on the results achieved against financial performance goals over the two-year performance period. Since the two-year performance periods for the two-year performance-based awards do not overlap, there will be no two-year cash-based performance awards made in fiscal 2020.
Amounts shown in the “Threshold” column assume threshold performance level is achieved for only the performance goal with the lowest weighting and is not achieved for any other performance goals. Amounts shown in the “Target” and “Maximum” columns assume target and maximum performance levels, respectively, are achieved for all performance goals. The fiscal 2019 annual cash incentive award payouts and fiscal 2019 CEO evaluation incentive are included in the

“Summary Compensation Table” in the column titled “Non-Equity Incentive Plan Compensation” and described under the headings “Fiscal 2019 Annual Cash Incentive Payouts” and “Fiscal 2019 CEO Evaluation Incentive”, respectively.

(2) For our Named Executive Officers, except Mr. Jewell, these restricted stock awards were based on performance during fiscal 2018 and vest in three equal annual installments commencing on April 30, 2019. Mr. Jewell’s restricted stock award was made when he joined our Company on May 29, 2018 and vests in two equal annual installments commencing on May 29, 2019. Dividends or other distributions (whether cash, stock or otherwise) with respect to the shares of restricted stock will be paid during the vesting period. In the event of total disability or death prior to the end of the vesting period, the shares of restricted stock will be distributed at the end of the vesting period to the participant, in the event of disability, or to his or her estate, in the event of death. Our restricted stock program is described under “Restricted Stock Awards”.

(3) The fair value of the restricted stock awards was calculated in accordance with FASB ASC Topic 781 by multiplying the number of shares of our common stock by the closing price of our common stock on the NASDAQ Global Select Market on the date of grant. The closing price of our common stock on the NASDAQ Stock Market was $41.89 on April 26, 2018, the date of grant for Messrs, Puishys, Porter and G. Johnson and Ms. Beithon and $43.05 on May 29, 2018, the date of grant for Mr. Jewell.

(4) There is no threshold performance level for the fiscal 2019 CEO evaluation incentive award.

Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the equity awards held by our Named Executive Officers as of March 2, 2019, the last day of fiscal 2019.
Outstanding Equity Awards at 2019 Fiscal Year-End

	Option Awards				Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Joseph F. Puishys	8/22/2011(3)	100,341	8.34	8/22/2021	—	—
	—	—	—	—	8,192(4)	295,158
	—	—	—	—	11,437(5)	412,075
	—	—	—	—	17,365(6)	625,661
James S. Porter	—	—	—	—	2,100(4)	75,663
	—	—	—	—	3,067(5)	110,504
	—	—	—	—	5,250(6)	189,158
Patricia A. Beithon
	—	—	—	—	1,510(4)	54,405
	—	—	—	—	2,200(5)	79,266
	—	—	—	—	3,750(6)	135,113
Brent C. Jewell	—	—	—	—	6,000(7)	216,180

Gary R. Johnson	—	—	—	—	667(4)	24,032
	—	—	—	—	953(5)	34,337
	—	—	—	—	2,450(6)	88,274

(1) The exercise price for all stock option is 100% of the closing price of our common stock on the NASDAQ Stock Market on the date of grant.

(2) The market value is calculated by multiplying the closing price of $36.03, the closing price of our common stock on the NASDAQ Stock Market on March 1, 2019, the last trading day of fiscal 2019, by the number of shares of restricted stock that had not vested as of March 2, 2019, the last day of fiscal 2019.

(3) Represents a stock option award that vested in equal, annual installments on the first three anniversaries of the date of grant and has a 10-year term.

(4) Represents an unvested restricted stock award granted on April 30, 2016, which vests in three equal annual installments commencing on April 30, 2017.

(5) Represents an unvested restricted stock award granted on April 27, 2017, which vests in three equal annual installments commencing on April 30, 2018.

(6) Represents an unvested restricted stock award granted on April 26, 2018, which vests in three equal installments commencing on April 30, 2019.

(7) Represents an unvested restricted stock award granted on May 29, 2018, which vests in two equal annual installments commencing on May 29, 2019.

Option Exercises and Stock Vested
The following table sets forth information on stock option and SAR award exercises and restricted stock awards vested during fiscal 2019 for each of our Named Executive Officers.

Fiscal 2019 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (3)
Joseph F. Puishys	—	—	20,146	828,202
James S. Porter	—	—	5,180	212,950
Patricia A. Beithon	17,104	340,199	3,613	148,530
Brent C. Jewell	—	—	—	—
Gary R. Johnson	—	—	1,625	66,804

(1) The value realized is the difference between the exercise price per share and the closing price of our common stock on the NASDAQ Global Select Market on the date of exercise multiplied by the number of shares acquired on exercise of the option.

(2) Includes shares of restricted stocks that became vested and were distributed during fiscal 2019.

(3) The value realized is calculated by multiplying $41.11, the closing price of our common stock on the NASDAQ Global Select Market on April 30, 2018, by the shares of restricted stock that became vested on April 30, 2018.

Retirement Plan Compensation
Legacy Officers’ Supplemental Executive Retirement Plan
Our Legacy Officers’ Supplemental Executive Retirement Plan (“Legacy SERP”) is a non-qualified, defined benefit retirement plan in which only six current or former members of senior management participate, including Ms. Beithon, who is our only current Named Executive Officer that is a participant in the plan. Our Legacy SERP was amended in October 2008 so that no benefits will accrue to participants after December 31, 2008.
Benefits under our Legacy SERP are based on a participant’s highest average compensation for the five highest consecutive, completed calendar years of annual compensation during the last 10 years of employment. For purposes of calculating Legacy SERP benefits, compensation is divided into two categories: base salary and bonus compensation. Bonus compensation is the participant’s annual cash incentive compensation but does not include equity or deferred compensation (when received).
Benefits under our Legacy SERP are calculated as an annuity equal to a participant’s years of service to our Company multiplied by the sum of 2% of his or her average monthly base salary and 4% of his or her average monthly bonus compensation, offset by benefits to be received under social security, our 401(k) Retirement Plan and our other defined contribution pension plans from contributions made by our Company. The maximum number of years of service that will be credited to any participant is 20 years. Benefits payable are generally a single life annuity unless the participant has made an election to receive a joint and survivor annuity or 10-year term certain and life annuity (both of which would be a reduced monthly benefit). A lump-sum payment is not available.
Under our Legacy SERP, the normal retirement age is 65 and a participant must be at least 55 years old to be eligible for benefits. If a participant retires from or terminates his or her employment with our Company on or after age 55 and elects to receive benefits prior to age 65, the participant’s monthly benefit will be reduced five-ninths of one percent for each of the first 60 months and five-eighteenths of one percent for each of the next 60 months by which the annuity starting date precedes the calendar month in which the participant would attain age 65.
Fiscal 2019 Pension Benefits Table
The following table shows the present value of accumulated benefits under our Legacy SERP as of March 2, 2019, the measurement date used in preparing our fiscal 2019 audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 2, 2019, years of service credit and payments during fiscal 2019 for Ms. Beithon, our only Named Executive Officer who participates in our Legacy SERP. Our Chief Executive Officer is not a participant in our Legacy SERP.
Fiscal 2019 Pension Benefits Table

Name	Number of Years Credited Service	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
Patricia A. Beithon	9	589,590	—

(1) The present value of accumulated benefits is based on the assumptions used in determining our Legacy SERP benefit obligations and net periodic benefit cost for financial reporting purposes, except that no pre-retirement mortality assumption is used for these calculations. A complete description of the accounting policies and assumptions we used to calculate the present value of accumulated benefits can be found in Note 9, Employee Benefit Plans - Officers’ Supplemental Executive Retirement Plan (SERP), Obligations and Funded Status of Defined-Benefit Pension Plans and Additional Information, to our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended March 2, 2019.

401(k) Retirement Plan
We provide our tax-qualified 401(k) Retirement Plan to substantially all of our U.S.-based, non-union employees and union employees at two of our manufacturing facilities, who are scheduled to work more than 1,000 hours in a plan year. A participating employee may elect to contribute up to 60% of eligible earnings on a pre-tax basis into his or her 401(k) Retirement Plan account. We make a matching contribution for all of our eligible U.S.-based, non-union employees equal to 100% of the first 1% and 50% of the next 5% of the eligible compensation that the employee contributes to the plan, and matching contributions are made by our Company for union employees according to the terms of union contracts. Our employees are fully vested in their own contributions and become fully vested in our matching contributions after two-years of vesting service.

Non-Qualified Deferred Compensation

Deferred Compensation Plan
Our Deferred Compensation Plan is a non-qualified deferred compensation plan for a select group of management and other highly compensated employees of our Company and our subsidiaries, including our Named Executive Officers. For the 2018, 2017 and 2016 calendar years, approximately 212, 193 and 179 of our employees, respectively, were eligible to participate in our Deferred Compensation Plan and approximately 219 employees are eligible for the 2019 calendar year. Our Deferred Compensation Plan allows for deferrals by participants of up to 75% of base salary and sales commissions, and up to 100% of bonuses and other cash or equity-based compensation approved by the Committee, and also provides that we may establish rules permitting a participant to defer performance-based compensation up to six months prior to the end of a performance period. There is no maximum dollar limit on the amount that may be deferred by a participant each year. A participant in our Deferred Compensation Plan may elect to have the participant’s account credited with earnings and investment gains and losses by assuming that deferred amounts were invested in one or more of 17 hypothetical investment fund options selected by the participant, which had investment returns ranging from (18.02%) to 7.54% for calendar 2018. An Apogee common stock fund is not one of the investment options available under our Deferred Compensation Plan. Participants are permitted to change their investment elections at any time. We may also make discretionary contributions to a participant’s account under our Deferred Compensation Plan, and our Company will designate a vesting schedule for each such contribution. The participants are always 100% vested in the amount they defer and the earnings, gains and losses credited to their accounts. Participants are entitled to receive a distribution from their account upon: a separation from service, a specified date, death, disability, retirement (as defined in our Deferred Compensation Plan), or unforeseeable emergency that results in “severe financial hardship” that is consistent with the meaning of such term under Section 409A of the Internal Revenue Code. Distributions are in a lump sum, installments or a combination of lump sum with installments based upon the participant’s election as allowed under our Deferred Compensation Plan. Our Deferred Compensation Plan is an unfunded obligation of Apogee, and participants are unsecured creditors of Apogee.
Legacy Deferred Compensation Plan
Our Legacy Deferred Compensation Plan is a non-qualified deferred compensation plan for a select group of management or highly compensated employees of our Company and subsidiaries; however, in October 2010, the plan was amended to prohibit any future participant deferrals to the plan after our fiscal 2011. A participant in our Legacy Deferred Compensation Plan may choose to have his or her account credited with the applicable interest rate as set forth in the plan or credited with earnings and investment gains and losses by assuming the deferred amounts were invested in one or more of 17 hypothetical investment fund options selected by the participant, which had investment returns ranging from (18.02%) to 7.54% for calendar 2018. For amounts deferred for plan years beginning on or after January 1, 2010, the applicable interest rate, which is not considered to be an “above-market” interest rate, is the monthly average yield for the last calendar month of the prior fiscal year on U.S. Treasury securities adjusted to a constant maturity of 10 years. For amounts deferred for plan years beginning prior to January 1, 2010, the applicable interest rate, which may be considered to be an “above-market” interest rate, is the greater of the following rates: (i) the sum of one and one-half percent (1-1/2%) plus the monthly average yield for the last calendar month of the prior fiscal year on U.S. Treasury securities adjusted to a constant maturity of 10 years; or (ii) one-half of the rate of Apogee’s after-tax return on beginning shareholders’ equity for the prior fiscal year. Our Legacy Deferred Compensation Plan is an unfunded obligation of Apogee, and participants are unsecured creditors of Apogee. Distributions are in either a lump sum or installments.
Deferred Compensation Table
The table below provides information on our Named Executive Officers’ compensation earned with respect to fiscal 2019 and deferred under our Deferred Compensation Plan and Legacy Deferred Compensation Plan.

Fiscal 2019 Deferred Compensation

Name	Name of Plan	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($) (1)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Joseph F. Puishys	Deferred Comp.	—	198,688 (2)	—	—	2,382,759 (3)
	Legacy Deferred Comp.	—	—	—	—	—
James S. Porter	Deferred Comp.	—	—	—	—	—
	Legacy Deferred Comp.	—	—	—	—	—
Patricia A. Beithon	Deferred Comp.	—	—	—	—	—
	Legacy Deferred Comp.	—	—	2,977	—	60,418 (4)
Brent C. Jewell	Deferred Comp.	—	—	—	—	—
	Legacy Deferred Comp.	—	—	—	—	—
Gary R. Johnson	Deferred Comp.	—	—	—	—	71,970 (5)
	Legacy Deferred Comp.	—	—	13,590	—	275,782 (5)

(1) Pursuant to SEC rules, all earnings on non-qualified deferred compensation during fiscal 2019 in excess of 3.46%, 120% of the applicable federal rate compounded annually, have been deemed “above-market earnings.” During fiscal 2019, the interest paid on amounts deferred for plan years beginning prior to January 1, 2010, pursuant to our Legacy Deferred Compensation Plan was 8.45%. These amounts are reported in the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” column of the “Summary Compensation Table”.

(2) The amount reported for Mr. Puishys is reported in the “Summary Compensation Table” in the “Non-Equity Incentive Plan Compensation” column.

(3) A portion of the amount reported for Mr. Puishys is reported in the “Summary Compensation Table” in the “Non-Equity Incentive Plan Compensation” column for fiscal 2019, 2018 and 2017; and a portion of this amount was earned prior to fiscal 2017; however, all of the amounts earned prior to fiscal 2017 were reported in the “Summary Compensation Table” in the year earned.

(4) The amount reported for Ms. Beithon is not reported in the “Summary Compensation Table” because all of this amount was earned by her prior to fiscal 2017; however, all of this amount was reported in the “Summary Compensation Table” in the years earned.

(5) Portions of the amounts reported for Mr. G. Johnson for our Deferred Compensation Plan are reported in the “Summary Compensation Table” for fiscal 2017 and amounts earned by him prior to 2017 were included in the “Summary Compensation Table” in the years earned. The amount reported for Mr. G. Johnson for our Legacy Deferred Compensation Plan is not reported in the “Summary Compensation Table”, because all of this amount was earned by him prior to fiscal 2017; however, all of this amount would have been reported in the “Summary Compensation Table” in the years earned, provided Mr. G. Johnson was a Named Executive Officer in such years.

Potential Payments Upon Termination or Following a Change-in-Control
Payments Made Upon Termination
We do not have any employment agreements, employment arrangements or general severance plans covering our Named Executive Officers. Except as discussed below, if the employment of any of our Named Executive Officers is voluntarily or involuntarily terminated, no additional payments or benefits will accrue or be owed to him or her, other than what the Named Executive Officer has accrued and is vested in under our benefit plans discussed above, including under the heading “Retirement Plan Compensation.” Any severance benefits payable to our Named Executive Officers not triggered by a change-in-control would be determined by the Compensation Committee at its discretion.
Except in connection with a change-in-control, a voluntary or involuntary termination will not trigger an acceleration of the vesting of any outstanding equity awards.
Payments Made Upon Disability
Under the terms of the Apogee Enterprises, Inc. Short-Term and Long-Term Disability Plans, each of our Named Executive Officers who participates in such plans is eligible for a disability benefit. All of our Named Executive Officers have elected to participate in our enhanced Long-Term Disability Plan and are eligible for a disability benefit that is equal to 100% of his or her monthly base salary during the first three months of disability and 60% of his or her monthly base salary up to a maximum of $15,000 per month thereafter.
If the employment of any of our Named Executive Officers is terminated due to disability, the terms of our stock option and restricted stock agreements provide for the immediate vesting of such awards.

Pursuant to the terms of the CEO evaluation incentive award and the portion of his two-year performance-based awards received by Mr. Puishys that must be mandatorily deferred. Mr. Puishys will receive the full-value of the deferred amounts if his employment is terminated due to disability.
Payments Made Upon Death
The terms of our stock option and restricted stock agreements provide for the immediate vesting of such awards in the event of the Named Executive Officer’s death.
Pursuant to the terms of the CEO evaluation incentive awards and the portion of his two-year performance-based awards received by Mr. Puishys that must be mandatorily deferred, Mr. Puishys’ estate will receive the full-value of the deferred amounts in the event of his death.
Change-in-Control Severance Agreements
The Committee believes that offering a change-in-control program provides executive officers a degree of security in the event of a corporate transaction and allows for better alignment of executive officer and shareholder interests. We have entered into a change-in-control severance agreement (the “CIC Severance Agreement”) with each of our Named Executive Officers. Our CIC Severance Agreement is designed to retain our executive officers and provide for continuity of management in the event of an actual or threatened “Change-in-Control of Apogee” (as defined in the CIC Severance Agreement).
Our CIC Severance Agreement contains a “double trigger” for benefits, which means that there must be both a “Change-in-Control of Apogee” and a termination of the executive’s employment for the provisions to apply. It provides that, in the event of a “Change-in-Control of Apogee,” each executive officer who is a party to an agreement will have specific rights and receive specified benefits if the executive officer is terminated without “Cause” (as defined in the CIC Severance Agreement) or the executive officer voluntarily terminates his or her employment for “Good Reason” (as defined in the CIC Severance Agreement) within two-years after the “Change-in-Control of Apogee.” In these circumstances, Messrs. Puishys, Porter and Jewell, and Ms. Beithon will each receive a severance payment equal to two times his or her annual base salary and annual cash incentive at target level performance for such fiscal year. Mr. G. Johnson will receive a severance payment equal to his annual base salary and annual cash incentive at target level performance for such fiscal year. In addition, all unvested restricted stock awards held by the executive officer that have not vested by the employment termination date will be immediately vested on such date. Our CIC Severance Agreement provides that, for a 12- or 24-month period following a “Change-in-Control of Apogee,” our Company will continue to provide medical and dental insurance coverage for the executive officer and the executive officer’s dependents or will reimburse the executive officer for the cost of obtaining substantially similar benefits. No benefits will be paid to the executive officer pursuant to the CIC Severance Agreement unless the executive officer executes and delivers to Apogee a release of claims.
We do not provide a tax gross-up payment for any excise tax liability under Internal Revenue Code Section 4999 related to Section 280G excess parachute payments.
Our CIC Severance Agreements contain a “best-net-benefit” provision which provides that, in the event that payments under the agreements trigger excise tax for the executive officer, the executive officer has the option of either reducing the severance payment, if the net benefit is greater than paying the excise tax, or paying the excise tax himself or herself.
To receive these severance benefits, the executive officer shall not: (1) solicit, directly or indirectly, any of our existing or prospective customers, vendors or suppliers for a purpose competitive to our business or to encourage such customers, vendors or suppliers to terminate business with us; (2) solicit, directly or indirectly, any of our employees to terminate his or her employment; or (3) engage in or carry on, directly or indirectly, in certain geographic markets a business competitive with our business, for a period of 12 or 24 months following termination of employment.
The CIC Severance Agreements continue through December 31 of each year and provide for automatic extension for one-year terms prior to a Change-in-Control unless we give prior notice of termination.
The terms of the agreements for two-year performance-based awards provide that in the event of a Change-in-Control prior to the end of a performance period, the performance period is deemed to end on the date of the Change-in-Control and our Named Executive Officers are entitled to retain performance-based awards, to the extent earned, as adjusted for the truncated performance period. The terms of the restricted stock agreements for awards made pursuant to our Stock Incentive Plan contain a “double trigger” for acceleration of vesting upon a Change-in-Control, which means that there must be both a Change-in-Control and the Named Executive Officer’s employment must be terminated by the Company without “Cause” (as defined in the restricted stock agreement) or by the Named Executive Officer for “Good Reason” (as defined in the restricted stock agreement) in order for all shares of restricted stock that have not vested by the Employment Termination Date to vest. In the event of a “Change-in-Control of Apogee,” Mr. Puishys will receive the full-value of the CEO evaluation incentive awards and the portion of the CEO's two-year performance-based awards, that were mandatorily deferred.

Executive Benefits and Payments Upon Termination and Change-in-Control
The table below shows potential payments to our Named Executive Officers upon certain terminations pursuant to disability, death and a change-in-control of our Company. The table below assumes that disability, death or the termination of employment occurred or the change-in-control was effective as of March 1, 2019, the last trading day of fiscal 2019. The amounts shown are estimates of the amounts that would be paid to the executives upon termination of employment or the change-in-control, in addition to the base salary and bonus earned by our Named Executive Officers for fiscal 2019. We have not included payments or benefits that are fully vested and disclosed in the “Fiscal 2019 Pension Benefits” table or the “Fiscal 2019 Deferred Compensation” table. The actual amounts to be paid can only be determined at the actual time of a Named Executive Officer’s termination of employment.

Name and Type of Payment	Payments Upon Disability ($)		Payments Upon Death ($)		Payments After a Change-in-Control without Termination ($)		Payments Upon Involuntary or Good Reason Termination After a Change-in-Control Occurs ($)
Joseph F. Puishys
Cash Severance Payment	—		—		—		3,833,500	(1)
Health Insurance Benefits	—		—		—		26,454
Reimbursement of Legal Costs	—		—		—		—	(2)
Acceleration of Vesting
Restricted Stock	1,332,894	(3)	1,332,894	(3)	—		1,332,894	(3)
Performance-Based Awards	—	(4)	—	(4)	465,565	(5)	465,565	(5)
CEO Evaluation Incentive	233,750	(6)	233,750	(6)	233,750	(6)	233,750	(6)
Deferred Compensation	2,184,071	(7)	2,184,071	(7)	2,184,071	(7)	2,184,071	(7)
Disability Payments	368,751	(8)	—		—		—
Total	4,119,466		3,750,715		2,883,386		8,076,234
James S. Porter
Cash Severance Payment	—		—		—		1,522,500	(1)
Health Insurance Benefits	—		—		—		26,454
Reimbursement of Legal Costs	—		—		—		—	(2)
Acceleration of Vesting
Restricted Stock	375,325	(3)	375,325	(3)	—		375,325	(3)
Performance-Based Awards	—	(4)	—	(4)	134,441	(5)	134,441	(5)
Disability Payments	243,750	(8)	—		—		—
Total	619,075		375,325		134,441		2,058,720
Patricia A. Beithon
Cash Severance Payment	—		—		—		1,152,000	(1)
Health Insurance Benefits	—		—		—		9,574
Reimbursement of Legal Costs	—		—		—		—	(2)
Acceleration of Vesting
Restricted Stock	268,784	(3)	268,784	(3)	—		268,784	(3)
Performance-Based Awards	—	(4)	—	(4)	96,427	(5)	96,427	(5)
Disability Payments	225,000	(8)	—		—		—
Total	493,784		268,784		96,427		1,526,785
Brent C. Jewell
Cash Severance Payment	—		—		—		1,120,000	(1)
Health Insurance Benefits	—		—		—		29,138
Reimbursement of Legal Costs	—		—		—		—	(2)
Acceleration of Vesting
Restricted Stock	216,180	(3)	216,180	(3)	—		216,180	(3)
Performance-Based Awards	—	(4)	—	(4)	86,537	(5)	86,537	(5)
Disability Payments	222,501	(8)	—		—		—
Total	438,681		216,180		86,537		1,451,855
Gary R. Johnson
Cash Severance Payment	—		—		—		362,600	(9)
Health Insurance Benefits	—		—		—		10,826
Reimbursement of Legal Costs	—		—		—		—	(2)
Acceleration of Vesting
Restricted Stock	146,642	(3)	146,642	(3)	—		146,642	(3)
Performance-Based Awards	—	(4)	—	(4)	40,023	(5)	40,023	(5)
Disability Payments	181,299	(8)	—		—		—
Total	327,941		146,642		40,023		560,091

(1) Equals the sum of (a) two times his or her annual base salary as of March 2, 2019, and (b) two times his or her fiscal 2019 annual cash incentive award at target level performance.

(2) We will pay legal fees and expenses incurred to obtain or enforce any right or benefit under his or her CIC Severance Agreement.

(3) Includes restricted stock awards, which would vest upon an assumed occurrence on March 1, 2019 of one of the following events: (a) disability; (b) death; or (c) termination following a Change-in-Control. The amount in this table represents such aggregate number of shares multiplied by $36.03, the closing price of our common stock on the NASDAQ Stock Market on March 1, 2019, the last trading day of fiscal 2019.

(4) In the event employment is terminated due to disability or death prior to the end of the performance period for the fiscal 2019 - 2020 performance-based awards, our Named Executive Officer, or his or her estate, as applicable, will be entitled to retain and receive a prorated portion (based on the amount of time elapsed between the beginning of the performance period and the date of termination) of the fiscal 2019 - 2020 performance-based awards at the end of the performance period to the extent earned. In addition, with respect to the portion of Mr. Puishys’ fiscal 2019 - 2020 performance-based award that must be mandatorily deferred, in the event his employment is terminated due to disability or death prior to the end of the performance period, Mr. Puishys, or his estate, as applicable, will be entitled to retain and receive a prorated portion (based on the amount of time elapsed between the beginning of the performance period and the date of termination) to the extent earned.

(5) The amount represents the payout of fiscal 2019 - 2020 performance-based awards assuming the performance period ended upon the assumed occurrence on March 1, 2019 (one year and one day before the end of the two-year performance period) of one of the following events: (a) a Change-in-Control without termination; or (b) termination following a Change-in-Control. In addition, for Mr. Puishys, the amount includes the payout of the portion of his fiscal 2019 - 2020 performance-based award that must be mandatorily deferred assuming the performance period ended upon the assumed occurrence on March 1, 2019 (one year and one day before the end of the two-year performance period) of one of the following events: (a) Change-in-Control without termination; or (b) termination following a Change-in-Control.

(6) The amount represents the payout of the fiscal 2019 CEO evaluation incentive award at target assuming that the performance period and retention period ended upon the assumed occurrence on March 1, 2019 (one year and one day before the end of the one-year performance period) of one of the following events: (a) disability; (b) death; (c) a Change-in-Control without termination; or (d) termination following a Change-in-Control.

(7) The amount represents the payout of Mr. Puishys’ balance in the Deferred Compensation Plan, which is attributable to the fiscal 2015 - 2018 CEO evaluation incentives and the portion of his fiscal 2015 - 2016 and fiscal 2017 - 2018 performance-based award incentives that were mandatorily deferred, assuming the retention period ended upon the assumed occurrence on March 1, 2019 of one of the following events: (a) disability; (b) death; (c) a Change-in-Control without termination; or (d) termination following a Change-in-Control.

(8) This amount represents the annual disability payments during the first year of disability. Annual disability payments after the first year of disability would be $180,000 for each of Messrs. Puishys, Porter and Jewell and Ms. Beithon and $155,400 for Mr. G. Johnson.

(9) Equals the sum of Mr. G. Johnson’s (a) annual salary as of March 1, 2019 and (b) fiscal 2019 annual cash incentive award at target level performance.

CEO Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Joseph F. Puishys, our Chief Executive Officer and President:
For the year ended March 2, 2019, our last completed fiscal year:

•	the median of the annual total compensation of all employees of our Company (other than our Chief Executive Officer) was $47,393; and

•	the annual total compensation of our Chief Executive Officer, as reported in the Summary Compensation Table included, was $2,250,536.

Based on this information for 2019, we reasonably estimate that the ratio of our CEO's annual total compensation to the annual total compensation of our median employee was 47. Our pay ratio estimate has been calculated in a manner consistent with Item 402(u) of Regulation S-K.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee, the methodology and the material assumptions, adjustments, and estimates that we used were as follows:
We determined that, as of December 31, 2018, our employee population consisted of 7,043 individuals (including full-time and part-time employees, other than the Chief Executive Officer, who were employed on December 31, 2018) working at the Company together with our consolidated subsidiaries. Of these individuals, 6,042 were located in the U.S. and U.S. territories, and 1,001 were from our subsidiaries in Canada and Brazil. We chose to exclude all 192 of our employees from our Brazil subsidiary, which consists of 2.73% of our workforce, from the identification of "median employee," as permitted by SEC rules.
Our employee population, after taking into consideration the permitted adjustments described above, consisted of 6,851 members. In making this determination, we annualized the compensation of all employees included in the sample who were hired in calendar year 2018, but did not work for us or our included subsidiaries for the entire twelve month period described below. Our adjusted employee population consisted of 6,042 employees in the U.S. and 809 employees located in Canada.
We identified our median employee based on the total cash and stock-based compensation earned during the twelve month period ended December 31, 2018. For purposes of determining the total compensation actually earned, we included: the amount of base salary (or, in the case of hourly workers, base wages including overtime pay) the employee received during the twelve months ended December 31, 2018, the amount of any cash incentives paid or deferred in such period (which include sales commissions as well as cash incentives that are generally paid for performance during the prior quarter or year), and the amount of any income from stock-based compensation, as reflected in our payroll records. For purposes of identifying the median employee, we applied the average exchange rate for calendar year 2018, which was U.S. dollars to Canadian dollars - 1.2957 CAD.
Once we identified our median employee, we then determined that employee's total compensation, including any perquisites and other benefits, in the same manner that we determine the total compensation of our named executive officers for purposes of the Summary Compensation Table disclosed above. The total compensation amount for our median employee for fiscal 2019 was determined to be $47,393. This total compensation amount was then compared to the total compensation of our CEO disclosed above in the Summary Compensation Table, of $2,250,536. The elements included in the CEO's total compensation are fully discussed above in the footnotes to the Summary Compensation Table.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information concerning beneficial ownership of our common stock outstanding as of April 12, 2019, by persons known to us to own more than 5% of our common stock. Unless otherwise indicated, the named holders have sole voting and investment power with respect to the shares beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (#)	Percentage of Common Stock Outstanding (%)
BlackRock, Inc.	4,087,324 (1)	15.3
55 East 52nd Street
New York, NY 10055
The Vanguard Group, Inc.	2,934,239 (2)	11.0
100 Vanguard Boulevard
Malvern, PA 19355
Engaged Capital, LLC	1,689,332 (3)	6.3
610 Newport Center Drive, Suite 250
Newport Beach, CA 92660
Dimensional Fund Advisors LP	1,540,199 (4)	5.8
Building One
6300 Bee Cave Road
Austin, TX 78746

(1) We have relied upon the information provided by BlackRock, Inc. in a Schedule 13G/A reporting information as of December 31, 2018. The Schedule 13G/A was filed by BlackRock, Inc. in its capacity as a parent holding company or control person and indicates that BlackRock, Inc. has sole investment power over 4,087,324 shares and sole voting power over 4,022,997 shares. BlackRock Fund Advisors, a subsidiary of BlackRock, Inc., beneficially owns 5% or greater of the outstanding shares of the security class reported on the Schedule 13G/A.

(2) We have relied upon the information provided by The Vanguard Group, Inc., an investment advisor (“Vanguard”), in a Schedule 13G/A reporting information as of January 31, 2019. Of the shares reported, Vanguard has sole investment power over 2,874,420 shares, shared investment power over 59,819 shares, sole voting power over 54,052 shares and shared voting power over 9,540 shares. Vanguard Fiduciary Trust Company, a wholly owned subsidiary of Vanguard, serving as an investment manager of collective trust accounts, is the beneficial owner of 50,279 shares and Vanguard Investments Australia, Ltd., a wholly owned subsidiary of Vanguard, serving as investment manager of Australian investment offerings, is the beneficial owner of 13,313 shares.

(3) We have relied upon the information provided by Engaged Capital, LLC (“Engaged Capital”) and affiliated entities in a joint amended Schedule 13D filing reporting information as of February 8, 2019. The amended joint Schedule 13D filing was filed by Engaged Capital Flagship Master Fund, LP (“EC Flagship Master”); Engaged Capital Co-Invest VIII, LP (“EC Co-Invest VIII”); Engaged Capital Flagship Fund, LP (“EC Fund”) as a feeder fund of EC Flagship Master; Engaged Capital Flagship Fund, Ltd. (“EC Offshore”) as a feeder fund of EC Flagship Master; Engaged Capital as a general partner and investment advisor of each EC Flagship Master and EC Co-Invest VIII and investment advisor of a certain managed account (the “EC Account”); Engaged Capital Holdings, LLC (“Engaged Holdings”) as managing member of Engaged Capital; and Glenn W. Welling, as Founder and Chief Investment Officer of Engaged Capital and sole member of Engaged Holdings. EC Co-Invest VIII beneficially owns and has sole voting and sole investment power over 720,608 shares.

Each of EC Flagship Master, EC Fund and EC Offshore beneficially owns and has sole voting and sole investment power over 888,183 shares. EC Account beneficially owns and has sole voting and sole investment power over 80,541 shares. Each of Engaged Capital, Engaged Holdings and Mr. Welling are deemed to beneficially own and have sole voting and investment power over 1,689,332 shares. Each of the Reporting Persons specifically disclaims beneficial ownership of the securities reported in the Schedule 13D filing that it or he does not directly own.

(4) We have relied the information provided by Dimensional Fund Advisors LP (“Dimensional Advisors”) in a Schedule 13G reporting information as of December 31, 2018. Dimensional Advisors furnishes investment advice to four investment companies and serves as investment manager to certain other commingled funds, group trusts and separate accounts (such investment companies, group trusts and accounts are collectively referred to as the (“Funds”), subsidiaries of Dimensional Advisors may act as advisor or sub-advisor to certain Funds. All of the 1,540,199 shares listed are owned by the Funds. In its role as investment advisor, sub-advisor and/or manager, Dimensional Advisors or its subsidiaries (collectively “Dimensional”) may possess sole investment power over 1,540,199 shares and sole voting power over 1,451,194 shares held by the Funds. The Funds have the right to receive, or power to direct the receipt of dividends from, or the proceeds from the sale of the securities held in their respective accounts. In its role as investment advisor, sub-advisor and/or manager, Dimensional may be deemed to be a beneficial owner of the shares; however, Dimensional disclaims beneficial ownership of such shares. To the knowledge of Dimensional, the interest of any one such Fund does not exceed 5% of the class of securities.

Security Ownership of Directors and Management

The following table sets forth the number of shares of our common stock beneficially owned as of April 12, 2019, by each of our directors, each of our executive officers named in the Summary Compensation Table and by all of our directors and executive officers as a group.

Amount and Nature of Beneficial Ownership

Name of Beneficial Owner	Shares of Common Stock Held (#)(1) (2)		Shares Underlying Options Exercisable Within 60 Days (#) (3)	Total Beneficial Ownership (#)	Percentage of Common Stock Outstanding (%)	Phantom Stock and Restricted Stock Units (#) (4)	Total Stock-Based Ownership (#) (5)
Non-Employee Directors
Bernard P. Aldrich	27,521		—	27,521	*	49,289	76,810
Jerome L. Davis	17,251		—	17,251	*	26,139	43,390
Sara L. Hays	12,407	(6)	—	12,407	*	22,158	34,565
Lloyd E. Johnson	1,720		—	1,720	*	1,978	3,698
Donald A. Nolan	5,326		—	5,326	*	17,205	22,531
Herbert K. Parker	14,330		—	14,330	*	—	14,330
Mark A. Pompa	—		—	—	*	3,327	3,327
Richard V. Reynolds	21,292		—	21,292	*	32,487	53,779
Patricia K. Wagner	6,696		—	6,696	*	—	6,696
Named Executive Officers
Joseph F. Puishys	259,441	(7)	100,341	359,782	1.3	—	359,782
James S. Porter	115,488		—	115,488	*	—	115,488
Patricia A. Beithon	135,178		—	135,178	*	—	135,178
Brent C. Jewell	6,000		—	6,000	*	—	6,000
Gary R. Johnson	37,024		—	37,024	*	—	37,024
All directors and executive officers as a group (14 persons)	659,674		100,341	760,015	2.8	152,583	912,598
* Indicates less than 1%.
(1) Unless otherwise indicated, the individuals listed in the table have sole voting and investment power with respect to the shares owned by them, and such shares are not subject to any pledge.

(2) For our non-employee directors, the number indicated includes the following shares of restricted stock issued to the named individual pursuant to our 2009 Non-Employee Director Stock Incentive Plan, as amended (2014) (the “Director Stock Plan”): 3,761 shares for each of Mr. Aldrich, and Ms. Hays and Ms. Wagner; 1,147 shares for Mr. L. Johnson; 2,330 shares for Mr. Parker; and 14,760 shares for all directors and executive officers as a group. All shares of restricted stock held pursuant to our Director Stock Plan are subject to future vesting conditions, and holders of such shares have no investment power over such shares.

For our executive officers, the number of shares indicated includes shares issued to the named individual pursuant to our 2009 Stock Incentive Plan (the “Stock Incentive Plan”), our Employee Stock Purchase Plan and our 401(k) Retirement Plan. The number of shares of restricted stock issued pursuant to our Stock Incentive Plan is set forth below.

Named Executive Officers	Shares of Restricted Stock
Joseph F. Puishys	36,994
James S. Porter	10,417
Patricia A. Beithon	7,460
Brent C. Jewell	6,000
Gary R. Johnson	4,070
All directors and executive officers as a group (14 persons)	64,941
All shares of restricted stock held pursuant to our Stock Incentive Plan are subject to future vesting conditions, and the holders of such shares have no investment power over such shares.
(3) Includes shares underlying stock options exercisable currently or within 60 days after April 12, 2019.

(4) Includes phantom stock units, each representing the value of one share of our common stock, that are attributable to accounts in our Director Deferred Compensation Plan, which is described under the heading “Director Deferred Compensation Plan”, and restricted stock units, each representing one share of our common stock that are issued pursuant to our Director Stock Plan, which is described under the heading “Restricted Stock Awards and Restricted Stock Unit Awards.”

(5) The amounts in this column are derived by adding the amounts in the “Total Beneficial Ownership” and the “Phantom Stock and Restricted Stock Units” columns of the table.

(6) Includes shares held by a revocable trust for which Ms. Hays serves as trustee.

(7) Includes 25,000 shares held by the Puishys Family Trust for which Mr. Puishys serves as trustee.

Equity Plans

The following table summarizes, with respect to our equity compensation plans, the number of shares of our common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights, and the number of shares remaining available for future issuance under our equity compensation plans as of March 2, 2019, the last day of fiscal 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	175,897	(1) (2)	N/A	(3)	613,654	(4)
Equity compensation plans not approved by security holders	100,341	(5)	8.34		None
Total	276,238		$8.34		613,654

(1) Includes restricted stock unit awards granted under our Stock Incentive Plan and Non-Employee Director Stock Incentive Plan and phantom shares under our Non-Employee Director Deferred Compensation Plan. Certain outstanding restricted stock units have dividend rights attached, but none of the restricted stock units are transferable.

(2) Pursuant to SEC rules and the reporting requirements for this table, we have not included in this column 246,836 shares of restricted stock that are issued and outstanding. All shares of restricted stock outstanding have dividend rights attached, but none of the shares of restricted stock are transferable.

(3) In calculating the weighted-average exercise price of outstanding options, warrants and rights, the restricted stock units and phantom shares do not have an exercise price.

(4) Pursuant to SEC Rules and the reporting requirements for this table, of these shares, 54,521 are available for issuance under our Legacy Partnership Plan; 451,424 are available for grant under our Stock Incentive Plan; 69,670 are available for grant under our Non-Employee Director Stock Incentive Plan; and 38,039 are available for grant under our Deferred Compensation Plan for Non-Employee Directors.

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We have established written policies and procedures (the "Related Person Transaction Policy") to assist us in reviewing transactions in excess of $120,000 involving our Company and our subsidiaries and Related Persons ("Related Persons Transactions"). A Related Person includes our Company's directors, director nominees, executive officers and beneficial owners of 5% or more of our Company's common stock and their respective Immediate Family Members (as defined in our Related Person Transaction Policy). Our Related Person Transaction Policy supplements our Code of Business Ethics and Conduct Conflict of Interest Policy, which applies to all of our employees and directors.

Our Related Person Transaction Policy requires any Related Person Transaction to be promptly reported to the Chair of our Nominating and Corporate Governance Committee. In approving, ratifying or rejecting a Related Person Transaction, our Nominating and Corporate Governance Committee will consider such information as it deems important to determine if the Related Person Transaction is fair to our Company. Our Conflict of Interest Policy requires our employees and directors to report to our General Counsel any potential conflict of interest situations involving and employee or director, or their Immediate Family Members. During fiscal 2019, there were no Related Party Transactions involving a Related Person, as defined in the policy.

Director Independence

Under our Corporate Governance Guidelines, a substantial majority of the directors on our Board, and all members of our Audit, Compensation, and Nominating and Corporate Governance Committees must be independent. Each year, in accordance with NASDAQ rules, our Board of Directors affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which include all elements of independence set forth in the NASDAQ listing standards.
Our Nominating and Corporate Governance Committee reviewed the applicable legal standards for Board member and Board committee member independence and reported on its review to our Board of Directors. Based on this review, our Board of Directors has determined that the following non-employee directors are independent and have no material relationship with us except serving as a director and holding shares of our common stock: Bernard P. Aldrich, Jerome L. Davis, Sara L. Hays, Lloyd E. Johnson, Donald A. Nolan, Herbert K. Parker, Mark A. Pompa, Richard V. Reynolds and Patricia K. Wagner, as well as John T. Manning and Robert J. Marzec, both of whom retired from our Board of Directors effective as of our 2018 Annual Meeting of Shareholders. Our Board of Directors has determined that Joseph F. Puishys is not independent because he serves as our Chief Executive Officer and President.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Report
Our Audit Committee oversees our financial reporting process (including our system of financial controls and internal and external auditing procedures) on behalf of our Board; oversees our program to ensure compliance with legal and regulatory requirements and ethical business practices; assesses and establishes policies and procedures to manage our financial reporting risk; and assesses our compliance with financial covenants in our debt instruments. Our Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm.
Our financial statements for the fiscal year ended March 2, 2019 were audited by Deloitte & Touche LLP, an independent registered public accounting firm.
Our Audit Committee has reviewed and discussed our audited financial statements with management and our independent registered public accounting firm. Our Audit Committee has discussed with our independent registered public accounting firm the matters required by Auditing Standard No. 16 (“Communications with Audit Committees”), as adopted by the U.S. Public Company Accounting Oversight Board (the “PCAOB”). In addition, our Audit Committee received from our independent registered public accounting firm the written disclosures and letter required by applicable requirements of the PCAOB regarding our independent registered public accounting firm’s communications with our Audit Committee concerning independence, and has discussed with our independent registered public accounting firm the firm’s independence.
Based on the review and discussions referred to above, our Audit Committee recommended to our Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended March 2, 2019, for filing with the SEC.

Audit Committee of the
Board of Directors of Apogee
Lloyd E. Johnson, Chair
Herbert K. Parker
Mark A. Pompa
Patricia K. Wagner
Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees
For fiscal 2019 and 2018, we incurred the fees shown in the following table for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”).

	Fiscal 2019	Fiscal 2018
Audit Fees(1)	$1,991,700	$1,863,300
Audit-Related Fees(2)	33,000	32,000
Tax Fees(3)	161,400	197,800
Total	$2,186,100	$2,093,100

(1) Audit fees consisted primarily of audit work related to preparation of our annual financial statements, audit of internal controls over financial reporting, review of the quarterly financial statements included in our quarterly reports on Form 10-Q and review of other SEC filings.

(2) Audit-related fees primarily consisted of fees for the audit of our employee benefit plan.

(3) Tax fees for fiscal 2019 and 2018 consisted of $62,600 and $69,200, respectively, for U.S. and foreign tax return reviews and $98,800 and $128,600, respectively, for miscellaneous tax consultations.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm
Consistent with policies of the SEC regarding auditor independence, our Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, our Audit Committee established a policy to require pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. As permitted by regulations of the SEC, our Audit Committee delegated the authority to pre-approve services provided by our independent registered public accounting firm to the Chair of our Audit Committee, who reports any pre-approval decisions to our Audit Committee at its next regularly scheduled meeting.
All of the services provided by our independent registered public accounting firm in fiscal 2019 and 2018, including services related to the audit-related fees and tax fees described above, were approved by our Audit Committee under its pre-approval policy.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as a part of this report:

1.	Financial Statements - The consolidated financial statements listed below are set forth in Item 8 of Part II of this report.

Consolidated Balance Sheets as of March 2, 2019 and March 3, 2018

Consolidated Results of Operations for the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

Consolidated Statements of Comprehensive Earnings for the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

Consolidated Statements of Cash Flows for the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

Consolidated Statements of Shareholders' Equity for the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules - Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Deductions from Reserves(1)	Other Changes(2)	Balance at End of Period
Allowances for doubtful receivables
For the year ended March 2, 2019	$1,530	$—	$3,090	$223	$(25)	$4,372
For the year ended March 3, 2018	1,495	252	1,345	1,559	(3)	1,530
For the year ended March 4, 2017	2,497	25	(416)	579	(32)	1,495
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

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year-ended February 28, 2004.
3.2	Amended and Restated Bylaws of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on July 3, 2018.
4.1	Specimen certificate for shares of common stock of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended March 3, 2012.
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

10.38*	Form of Change-in-Control Severance Agreement. Incorporated herein by reference to Exhibit 10.38 to Registrant's Annual Report on Form 10-K filed on April 30, 2018.
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

10.49*
Form of CEO Cash-Based Two-Year Performance Award Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on July 3, 2018.

10.50*
Fourth Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, dated June 28, 2018. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on July 3, 2018.

10.51*	Form of CEO Evaluation-Based Incentive Agreement. Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on May 2, 2018.
10.52
Confidentiality Agreement, dated February 8, 2019, by and among Apogee Enterprises, Inc., and Engaged Capital LLC, Engaged Capital Flagship Master Fund, LP, Engaged Capital Co-Invest VIII, LP, Engaged Capital Flagship Fund, LP, Engaged Capital Flagship Fund, Ltd., Engaged Capital Holdings, LLC and Glenn W. Welling. Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on February 11, 2019.

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
101
The following materials from Apogee Enterprises, Inc.'s Annual Report on Form 10-K for the year ended March 2, 2019 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 2, 2019 and March 3, 2018, (ii) the Consolidated Results of Operations for the three years ended March 2, 2019, March 3, 2018 and March 4, 2017, (iii) the Consolidated Statements of Comprehensive Earnings for the three years ended March 2, 2019, March 3, 2018 and March 4, 2017, (iv) the Consolidated Statements of Cash Flows for the three years ended March 2, 2019, March 3, 2018 and March 4, 2017, (v) the Consolidated Statements of Shareholders' Equity for the years ended March 2, 2019, March 3, 2018 and March 4, 2017 and (vi) the Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 2019.

APOGEE ENTERPRISES, INC.

/s/ Joseph F. Puishys
Joseph F. Puishys
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 26, 2019.

Signature	Title	Signature	Title
/s/ Joseph F. Puishys	President, CEO and	/s/ James S. Porter	Executive Vice
Joseph F. Puishys	Director (Principal Executive Officer)	James S. Porter	President and CFO (Principal Financial and Accounting Officer)

/s/ Bernard P. Aldrich	Chairman	/s/ Herbert K. Parker	Director
Bernard P. Aldrich		Herbert K. Parker

/s/ Jerome L. Davis	Director	/s/ Mark A. Pompa	Director
Jerome L. Davis		Mark A. Pompa

/s/ Sara L. Hays	Director	/s/ Richard V. Reynolds	Director
Sara L. Hays		Richard V. Reynolds

/s/ Lloyd E. Johnson	Director	/s/ Patricia K. Wagner	Director
Lloyd E. Johnson		Patricia K. Wagner

/s/ Donald A. Nolan	Director
Donald A. Nolan