Form 10-Q
period 2019-06-01
APOGEE ENTERPRISES, INC.
filed 2019-07-11
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 1, 2019

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
(Former name, former address and former fiscal year, if changed since last report)
_________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.33 1/3 per share	APOG	NASDAQ Global Select Market
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 10, 2019, 26,518,842 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

In thousands, except stock data	June 1, 2019	March 2, 2019
Assets
Current assets
Cash and cash equivalents	$20,619	$17,087
Restricted cash	8,337	12,154
Receivables, net of allowance for doubtful accounts	209,338	192,767
Inventories	77,345	78,344
Costs and earnings on contracts in excess of billings	61,069	55,095
Other current assets	16,081	16,451
Total current assets	392,789	371,898
Property, plant and equipment, net	317,522	315,823
Operating lease right-of-use assets	46,780	—
Goodwill	185,237	185,832
Intangible assets	144,908	148,235
Other non-current assets	45,003	46,380
Total assets	$1,132,239	$1,068,168
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$73,017	$72,219
Accrued payroll and related benefits	25,864	41,119
Billings on contracts in excess of costs and earnings	20,230	21,478
Operating lease liabilities	10,704	—
Other current liabilities	85,090	92,696
Total current liabilities	214,905	227,512
Long-term debt	293,309	245,724
Non-current operating lease liabilities	37,220	—
Non-current self-insurance reserves	23,117	21,433
Other non-current liabilities	78,712	77,182
Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 26,530,369 and 27,015,127 respectively	8,843	9,005
Additional paid-in capital	150,240	151,842
Retained earnings	360,394	367,597
Common stock held in trust	(767)	(755)
Deferred compensation obligations	767	755
Accumulated other comprehensive loss	(34,501)	(32,127)
Total shareholders’ equity	484,976	496,317
Total liabilities and shareholders’ equity	$1,132,239	$1,068,168

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended
In thousands, except per share data	June 1, 2019	June 2, 2018
Net sales	$355,365	$336,531
Cost of sales	274,398	255,801
Gross profit	80,967	80,730
Selling, general and administrative expenses	57,926	58,735
Operating income	23,041	21,995
Interest and other expense, net	2,611	1,741
Earnings before income taxes	20,430	20,254
Income tax expense	4,987	4,881
Net earnings	$15,443	$15,373
Earnings per share - basic	$0.58	$0.55
Earnings per share - diluted	$0.58	$0.54
Weighted average basic shares outstanding	26,597	28,189
Weighted average diluted shares outstanding	26,843	28,437

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended
In thousands	June 1, 2019	June 2, 2018
Net earnings	$15,443	$15,373
Other comprehensive (loss) earnings:
Unrealized gain on marketable securities, net of $47 and $2 of tax expense, respectively	181	10
Unrealized gain (loss) on foreign currency hedge, net of $2 and ($92) of tax expense (benefit), respectively	5	(304)
Foreign currency translation adjustments	(2,560)	(517)
Other comprehensive loss	(2,374)	(811)
Total comprehensive earnings	$13,069	$14,562

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
In thousands	June 1, 2019	June 2, 2018
Operating Activities
Net earnings	$15,443	$15,373
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	11,102	14,050
Share-based compensation	1,618	1,514
Deferred income taxes	6,438	4,094
Noncash lease expense	2,902	—
Other, net	(1,762)	(440)
Changes in operating assets and liabilities:
Receivables	(16,982)	26,183
Inventories	835	6,578
Costs and earnings on contracts in excess of billings	(6,007)	(35,258)
Accounts payable and accrued expenses	(16,834)	(19,715)
Billings on contracts in excess of costs and earnings	(1,198)	11,933
Refundable and accrued income taxes	(4,369)	301
Other	(928)	730
Net cash (used) provided by operating activities	(9,742)	25,343
Investing Activities
Capital expenditures	(11,198)	(9,327)
Purchases of marketable securities	(880)	(8,619)
Sales/maturities of marketable securities	1,112	2,495
Other	(1,056)	(779)
Net cash used in investing activities	(12,022)	(16,230)
Financing Activities
Borrowings on line of credit	103,000	90,000
Payments on line of credit	(55,500)	(92,000)
Repurchase and retirement of common stock	(20,010)	—
Dividends paid	(4,598)	(4,410)
Other	(1,270)	(721)
Net cash provided (used) by financing activities	21,622	(7,131)
(Decrease) increase in cash and cash equivalents	(142)	1,982
Effect of exchange rates on cash	(143)	279
Cash, cash equivalents and restricted cash at beginning of year	29,241	19,359
Cash, cash equivalents and restricted cash at end of period	$28,956	$21,620
Noncash Activity
Capital expenditures in accounts payable	$1,667	$2,162

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

In thousands	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at March 2, 2019	27,015	$9,005	$151,842	$367,597	$(755)	$755	$(32,127)
Net earnings	—	—	—	15,443	—	—	—
Unrealized gain on marketable securities, net of $47 tax expense	—	—	—	—	—	—	181
Unrealized gain on foreign currency hedge, net of $2 tax expense	—	—	—	—	—	—	5
Foreign currency translation adjustments	—	—	—	—	—	—	(2,560)
Issuance of stock, net of cancellations	79	26	14	—	(12)	12	—
Share-based compensation	—	—	1,618	—	—	—	—
Share repurchases	(532)	(177)	(3,051)	(16,782)	—	—	—
Other share retirements	(32)	(11)	(183)	(1,266)	—	—	—
Cash dividends	—	—	—	(4,598)	—	—	—
Balance at June 1, 2019	26,530	$8,843	$150,240	$360,394	$(767)	$767	$(34,501)

Balance at March 3, 2018	28,158	$9,386	$152,763	$373,259	$(922)	$922	$(24,053)
Cumulative effect adjustment	—	—	—	2,999	—	—	—
Reclassification of tax effects	—	—	—	737	—	—	(737)
Net earnings	—	—	—	15,373	—	—	—
Unrealized gain on marketable securities, net of $2 tax expense	—	—	—	—	—	—	10
Unrealized loss on foreign currency hedge, net of $92 tax benefit	—	—	—	—	—	—	(304)
Foreign currency translation adjustments	—	—	—	—	—	—	(517)
Issuance of stock, net of cancellations	90	30	35	—	91	(91)	—
Share-based compensation	—	—	1,514	—	—	—	—
Exercise of stock options	19	6	177	—	—	—	—
Other share retirements	(41)	(13)	(228)	(1,440)	—	—	—
Cash dividends	—	—	—	(4,410)	—	—	—
Balance at June 2, 2018	28,226	$9,409	$154,261	$386,518	$(831)	$831	$(25,601)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended March 2, 2019. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three-month period ended June 1, 2019 are not necessarily indicative of the results to be expected for the full year.

Adoption of new accounting standards
At the beginning of fiscal 2020, we adopted the guidance in ASC 842, Leases, following a modified retrospective approach and elected not to restate prior periods. Adoption of the new standard resulted in recording operating lease assets and liabilities of approximately $50 million as of March 3, 2019 and did not materially impact our consolidated net earnings and cash flows. Refer to additional information in Note 7.

Accounting standards not yet adopted
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope. The new standard introduces an approach based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. This ASU is effective for our fiscal year 2021. Entities are required to apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently assessing this ASU's impact on our consolidated financial statements.

Subsequent events
We have evaluated subsequent events for potential recognition and disclosure through the date of this filing. Subsequent to the end of the quarter, we amended and extended our revolving line of credit facility. Refer to additional information in Note 6.

2.	Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 13 for disclosure of revenue by segment):

	Three Months Ended
In thousands	June 1, 2019	June 2, 2018
Recognized at shipment	$155,265	$156,867
Recognized over time	200,100	179,664
Total	$355,365	$336,531

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

In thousands	June 1, 2019	March 2, 2019
Trade accounts	$160,135	$145,693
Construction contracts	19,626	19,050
Contract retainage	34,287	32,396
Total receivables	214,048	197,139
Less: allowance for doubtful accounts	(4,710)	(4,372)
Net receivables	$209,338	$192,767

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

In thousands	June 1, 2019	March 2, 2019
Contract assets	$95,356	$87,491
Contract liabilities	23,081	24,083

The increase in contract assets was due to timing of costs incurred in advance of billings. The change in contract liabilities was due to timing of project activity within our businesses that operate under long-term contracts.

In the first three months of fiscal 2020, we recognized revenue of $14.2 million related to contract liabilities at March 2, 2019, and revenue of $1.9 million related to performance obligations satisfied in previous periods due to changes in contract estimates. In the first quarter of fiscal 2019, we recognized revenue of $9.1 million related to contract liabilities at March 4, 2018, and recognized revenue of $2.3 million related to performance obligations satisfied in previous periods due to changes in contract estimates.

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that timeframe. Generally these contracts are in our businesses with long-term contracts which recognize revenue over time. As of June 1, 2019, the transaction price associated with unsatisfied performance obligations was approximately $766.1 million. The performance obligations are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

In thousands	June 1, 2019
Within one year	$394,690
Within two years	267,140
Beyond	104,250
Total	$766,080

3.	Supplemental Balance Sheet Information

Inventories

In thousands	June 1, 2019	March 2, 2019
Raw materials	$43,921	$43,890
Work-in-process	16,535	15,533
Finished goods	16,889	18,921
Total inventories	$77,345	$78,344

Other current liabilities

In thousands	June 1, 2019	March 2, 2019
Warranties	$11,411	$12,475
Accrued project losses	32,263	37,085
Taxes	6,696	8,026
Accrued self-insurance reserves	6,658	9,537
Other	28,062	25,573
Total other current liabilities	$85,090	$92,696

Other non-current liabilities

In thousands	June 1, 2019	March 2, 2019
Deferred benefit from New Market Tax Credit transactions	$26,458	$26,458
Retirement plan obligations	7,633	7,633
Deferred compensation plan	10,892	10,408
Other	33,729	32,683
Total other non-current liabilities	$78,712	$77,182

4.	Financial Instruments

Marketable securities
We hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 1, 2019	$12,121	$181	$(2)	$12,300
March 2, 2019	12,481	59	(108)	12,432

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

The amortized cost and estimated fair values of these bonds at June 1, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

In thousands	Amortized Cost	Estimated Fair Value
Due within one year	$600	$601
Due after one year through five years	9,293	9,429
Due after five years through 10 years	1,822	1,863
Due after 10 years through 15 years	—	—
Due beyond 15 years	406	407
Total	$12,121	$12,300

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

In thousands	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
June 1, 2019
Cash equivalents
Money market funds	$2,611	$—	$2,611
Commercial paper	—	4,500	4,500
Total cash equivalents	2,611	4,500	7,111
Short-term securities
Municipal and corporate bonds	—	601	601
Long-term securities
Municipal and corporate bonds	—	11,699	11,699
Total assets at fair value	$2,611	$16,800	$19,411
March 2, 2019
Cash equivalents
Money market funds	$2,015	$—	$2,015
Commercial paper	—	300	300
Total cash equivalents	2,015	300	2,315
Short-term securities
Municipal and corporate bonds	—	402	402
Long-term securities
Municipal and corporate bonds	—	12,030	12,030
Total assets at fair value	$2,015	$12,732	$14,747

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

Foreign currency instruments
We periodically enter into forward purchase foreign currency contracts, generally with an original maturity date of less than one year, to hedge foreign currency exchange rate risk. As of June 1, 2019, we held foreign exchange forward contracts with a U.S. dollar notional value of $29.8 million, with the objective of reducing the exposure to fluctuations in the Canadian dollar and the Euro. The fair value of these contracts was a liability of $0.7 million as of June 1, 2019. These forward contracts are measured at fair value using unobservable market inputs, such as quotations on forward foreign exchange points and foreign currency exchange rates, and would be classified as Level 2 within the fair value hierarchy above.

5.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill attributable to each reporting segment was:

In thousands	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at March 3, 2018	$143,308	$25,971	$1,120	$10,557	$180,956
Goodwill adjustments for purchase accounting	6,267	—	—	—	6,267
Foreign currency translation	(1,129)	(262)	—	—	(1,391)
Balance at March 2, 2019	148,446	25,709	1,120	10,557	185,832
Foreign currency translation	(578)	(17)	—	—	(595)
Balance at June 1, 2019	$147,868	$25,692	$1,120	$10,557	$185,237

The gross carrying amount of other intangible assets and related accumulated amortization was:

In thousands	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign Currency Translation	Net
June 1, 2019
Definite-lived intangible assets:
Customer relationships	$120,238	$(28,094)	$—	$(1,190)	$90,954
Other intangibles	40,847	(31,727)	—	(322)	8,798
Total definite-lived intangible assets	161,085	(59,821)	—	(1,512)	99,752
Indefinite-lived intangible assets:
Trademarks	45,421	—	—	(265)	45,156
Total intangible assets	$206,506	$(59,821)	$—	$(1,777)	$144,908
March 2, 2019
Definite-lived intangible assets:
Customer relationships	$122,816	$(26,637)	$—	$(2,578)	$93,601
Other intangibles	41,697	(31,634)	—	(850)	9,213
Total definite-lived intangible assets	164,513	(58,271)	—	(3,428)	102,814
Indefinite-lived intangible assets:
Trademarks	49,078	—	(3,141)	(516)	45,421
Total intangible assets	$213,591	$(58,271)	$(3,141)	$(3,944)	$148,235

Amortization expense on definite-lived intangible assets was $1.9 million and $4.8 million for the three-month periods ended June 1, 2019 and June 2, 2018, respectively. The amortization expense associated with debt issue costs is included in interest expense, while the remainder is in selling, general and administrative expenses in the consolidated results of operations. At June 1, 2019, the estimated future amortization expense for definite-lived intangible assets was:

In thousands	Remainder of Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024
Estimated amortization expense	$5,930	$7,900	$7,797	$7,438	$7,358

6.	Debt

As of June 1, 2019, we had a committed revolving credit facility with maximum borrowings of up to $335.0 million, maturing in November 2021. Outstanding borrowings under our committed revolving credit facility were $272.5 million, as of June 1, 2019, and $225.0 million, as of March 2, 2019.

We are subject to two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At June 1, 2019, we were in compliance with both financial covenants. Additionally, at June 1, 2019, we had a total of $25.1 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2020 to 2032 and reduce availability of funds under our credit facility.

Subsequent to the end of the quarter, we amended and extended this financing arrangement, consisting of a $235 million revolving credit facility, with a maturity of June 2024, and a $150 million term loan, with a maturity of June 2020. The amended and extended facility contains the same two financial covenants as described above.

At June 1, 2019, our debt also included $20.4 million of industrial revenue bonds that mature in fiscal years 2021 through 2043 and $0.4 million of long-term debt in Canada. The fair value of the industrial revenue bonds approximated carrying value at June 1, 2019, due to the variable interest rates on these instruments. All debt would be classified as Level 2 within the fair value hierarchy described in Note 4.

We also maintain two Canadian demand credit facilities totaling $12.0 million Canadian dollars. As of June 1, 2019 and March 2, 2019, no borrowings were outstanding under the facilities. Borrowings under these facilities are made available at the sole discretion of the lenders and are payable on demand.

Interest payments were $2.4 million and $1.8 million for the three months ended June 1, 2019 and June 2, 2018, respectively.

7. Leases

We lease certain of the buildings and equipment used in our operations. We determine if an arrangement contains a lease at inception. Currently, all of our lease arrangements are classified as operating leases. We elected the package of practical expedients permitted under the transition guidance in adopting ASC 842, which among other things, allowed us to carry forward our historical lease classification. Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and lease expense is recognized on a straight-line basis over the lease term. Our leases have remaining lease terms of one to eight years, some of which include renewal options that can extend the lease for up to an additional ten years at our sole discretion. We have made an accounting policy election not to record leases with an original term of 12 months or less on our consolidated balance sheet and such leases are expensed on a straight-line basis over the lease term.

In determining lease asset value, we consider fixed or variable payment terms, prepayments, incentives, and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. We use a discount rate for each lease based upon an estimated incremental borrowing rate over a similar term. We have elected the practical expedient to account for lease and nonlease components (e.g., common-area maintenance costs) as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We are not a lessor in any transactions.

The components of lease expense were as follows:

Three Months Ended
In thousands	June 1, 2019
Operating lease cost	$3,373
Short-term lease cost	682
Variable lease cost	713
Total lease cost	$4,768

Other supplemental information related to leases was as follows:

Three Months Ended
In thousands except weighted-average data	June 1, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$3,300
Lease assets obtained in exchange for new operating lease liabilities	$706
Weighted-average remaining lease term - operating leases	5.5 years
Weighted-average discount rate - operating leases	3.74%

Future maturities of lease liabilities are as follows:

In thousands	June 1, 2019
Remainder of Fiscal 2020	$9,782
Fiscal 2021	10,346
Fiscal 2022	8,716
Fiscal 2023	7,920
Fiscal 2024	6,007
Fiscal 2025	4,298
Thereafter	6,369
Total lease payments	53,438
Less: Amounts representing interest	(5,514)
Present value of lease liabilities	$47,924

We have two operating leases with a related party; total rent paid for these facilities was approximately $0.5 million for the three months ended June 1, 2019, and the future minimum lease commitment is $12.5 million. As of June 1, 2019, we have additional future operating lease commitments of $15.5 million for leases that have not yet commenced, with terms ranging from one to ten years.

Aggregate annual future rental commitments under operating leases with noncancellable terms of more than one year at March 2, 2019 were reported under previous lease accounting standards as follows:

In thousands	2020	2021	2022	2023	2024	Thereafter	Total
Total minimum payments	$14,888	11,787	9,669	8,772	6,735	16,806	$68,657

8.	Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At June 1, 2019, $306.3 million of our backlog was bonded by these types of bonds with a face value of $638.9 million. These bonds do not have stated expiration dates, as we are generally released from the bonds upon completion of the contract. We have not been required to make any payments under these bonds with respect to our existing businesses.

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

	Three Months Ended
In thousands	June 1, 2019	June 2, 2018
Balance at beginning of period	$16,737	$22,517
Additional accruals	1,787	1,062
Claims paid	(2,771)	(1,193)
Balance at end of period	$15,753	$22,386

Additionally, we are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services segment and certain of our Architectural Framing Systems businesses. We actively manage the risk of these exposures through contract negotiations, proactive project management and insurance coverages. We have recorded an estimated liability related to legacy EFCO projects of $38.0 million and $42.8 million as of June 1, 2019 and March 2, 2019, respectively.

Letters of credit
At June 1, 2019, we had $25.1 million of ongoing letters of credit, all of which have been issued under our committed revolving credit facility, as discussed in Note 6.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $132.7 million as of June 1, 2019.

New Markets Tax Credit transactions
We have entered into four separate NMTC programs to support our operational expansion, including two transactions completed in fiscal 2019. Proceeds received from investors on these transactions are included within other non-current liabilities on our consolidated balance sheets. The NMTC arrangements are subject to 100 percent tax recapture for a period of seven years from the date of each respective transaction. Therefore, upon the termination of each arrangement, these proceeds will be recognized in earnings in exchange for the transfer of tax credits. The direct and incremental costs incurred in structuring these arrangements have been deferred and are included in other non-current assets on our consolidated balance sheets. These costs will be recognized in conjunction with the recognition of the related proceeds on each arrangement. During the construction phase, we are required to hold cash dedicated to fund each capital project which is classified as restricted cash on our consolidated balance sheets. Variable-interest entities, which have been included within our consolidated financial statements, have been created as a result of the structure of these transactions, as investors in the programs do not have a material interest in their underlying economics.

The table below provides a summary of our outstanding NMTC transactions (in millions):

Inception date	Termination date	Proceeds received	Deferred costs	Net benefit
November 2013	October 2020	$10.7	$3.0	$7.7
June 2016	May 2023	6.0	0.9	5.1
August 2018	July 2025	6.6	0.9	5.7
September 2018	August 2025	3.2	0.8	2.4
Total		$26.5	$5.6	$20.9

Litigation
On November 5, 2018, a shareholder filed a purported securities class action against the Company and certain named executive officers. On April 26, 2019, the new lead plaintiff filed an amended complaint, alleging that, during the purported class period of May 1, 2017 to April 10, 2019, the Company and the named executive officers made materially false or misleading statements or omissions about the Company's acquisition of EFCO Corporation on June 12, 2017, and about the Company's Architectural Glass business segment, in violation of the federal securities laws. We intend to vigorously defend this matter.

On December 17, 2018, a different shareholder filed a derivative lawsuit, purportedly on behalf of the Company, against certain of our executive officers and directors claiming breaches of fiduciary duty, waste of corporate assets and unjust enrichment. This complaint alleges that the officers and directors allegedly made materially false or misleading statements or omissions about the Company's business, operations and prospects, particularly with respect to our Architectural Glass business segment, during the period of June 28, 2018 and September 17, 2018. This matter has been stayed, pending resolution of a motion to dismiss the foregoing matter. We intend to vigorously defend this matter.

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

Total share-based compensation expense included in the results of operations was $1.6 million for the three-month period ended June 1, 2019 and $1.5 million for the three-month period ended June 2, 2018.

Stock options and SARs
Stock option and SAR activity for the current three-month period is summarized as follows:

Stock options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 2, 2019	100,341	$8.34
Awards exercised	—	—
Outstanding and exercisable at June 1, 2019	100,341	8.34	2.3 years	$2,800,517

No awards were exercised for the three-months ended June 1, 2019. For the three-months ended June 2, 2018, cash proceeds from the exercise of stock options were $0.2 million and the aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $0.6 million.

Nonvested shares and share units
Nonvested share activity for the current three-month period is summarized as follows:

Nonvested shares and units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at March 2, 2019	286,613	$47.00
Granted	80,571	39.50
Vested	(73,771)	45.09
Canceled	(1,500)	47.35
Nonvested at June 1, 2019	291,913	45.41

At June 1, 2019, there was $8.2 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 24 months. The total fair value of shares vested during the three months ended June 1, 2019 was $3.0 million.

10.	Employee Benefit Plans

The Company sponsors two frozen defined-benefit pension plans: an unfunded Officers’ Supplemental Executive Retirement Plan and the Tubelite Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost were:

	Three Months Ended
In thousands	June 1, 2019	June 2, 2018
Interest cost	$123	$127
Expected return on assets	(46)	(10)
Amortization of unrecognized net loss	55	57
Net periodic benefit cost	$132	$174

11.	Income Taxes

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

The total liability for unrecognized tax benefits was approximately $5.3 million at June 1, 2019 and $5.1 million at March 2, 2019. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.5 million during the next 12 months due to lapsing of statutes.

12.	Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
In thousands	June 1, 2019	June 2, 2018
Basic earnings per share – weighted average common shares outstanding	26,597	28,189
Weighted average effect of nonvested share grants and assumed exercise of stock options	246	248
Diluted earnings per share – weighted average common shares and potential common shares outstanding	26,843	28,437
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	104	147

13.	Segment Information

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

•	The LSO segment manufactures value-added glass and acrylic products primarily for framing and display applications.

	Three Months Ended
In thousands	June 1, 2019	June 2, 2018
Net sales from operations
Architectural Framing Systems	$180,522	$179,037
Architectural Glass	100,291	76,925
Architectural Services	65,147	70,727
Large-Scale Optical	21,259	20,761
Intersegment eliminations	(11,854)	(10,919)
Net sales	$355,365	$336,531
Operating income (loss) from operations
Architectural Framing Systems	$12,273	$12,339
Architectural Glass	6,399	1,579
Architectural Services	4,573	5,155
Large-Scale Optical	4,177	4,981
Corporate and other	(4,381)	(2,059)
Operating income	$23,041	$21,995

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

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended March 2, 2019 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Highlights of First Quarter of Fiscal 2020 Compared to First Quarter of Fiscal 2019

Net sales
Consolidated net sales increased 5.6 percent, or $18.8 million, for the first quarter ended June 1, 2019, compared to the prior year period, driven by improved volume in the Architectural Glass segment, partially offset by a decline in the Architectural Services segment, as expected, based on timing of project activity.

The relationship between various components of operations, as a percentage of net sales, is presented below:

	Three Months Ended
	June 1, 2019	June 2, 2018
Net sales	100.0%	100.0%
Cost of sales	77.2	76.0
Gross profit	22.8	24.0
Selling, general and administrative expenses	16.3	17.5
Operating income	6.5	6.5
Interest and other expense, net	(0.7)	(0.5)
Earnings before income taxes	5.7	6.0
Income tax expense	1.4	1.5
Net earnings	4.3%	4.5%
Effective tax rate	24.4%	24.1%

Gross profit
Gross profit as a percent of sales was 22.8 percent for the three-month period ended June 1, 2019, compared to 24.0 percent the three-month period ended June 2, 2018. The decline was driven by less favorable project mix in the Architectural Framing segment, somewhat offset by improved volume leverage in the Architectural Glass segment.
Selling, general and administrative (SG&A) expenses
SG&A expenses as a percent of sales declined to 16.3 percent in the three-month period ended June 1, 2019, compared to 17.5 percent in the prior year three-month period primarily due to reduced amortization on short-lived intangibles.
Income tax expense
The effective tax rate in the first quarter of fiscal 2020 was 24.4 percent, compared to 24.1 percent in the same period last year. The slight rate increase was driven by many factors, including increased foreign income and the ongoing impacts of tax reform.

Segment Analysis

Architectural Framing Systems

	Three Months Ended
In thousands	June 1, 2019	June 2, 2018	% Change
Net sales	$180,522	$179,037	0.8%
Operating income	12,273	12,339	(0.5)%
Operating margin	6.8%	6.9%
Architectural Framing Systems net sales increased $1.5 million, or 0.8 percent, for the three-month period ended June 1, 2019, compared to the prior year period. Operating margin decreased 10 basis points for the current quarter compared to the prior year due to less favorable project mix, offset by lower amortization.
As of June 1, 2019, segment backlog was approximately $402 million, compared to approximately $400 million at fiscal 2019 year-end.

Architectural Glass

	Three Months Ended
In thousands	June 1, 2019	June 2, 2018	% Change
Net sales	$100,291	$76,925	30.4%
Operating income	6,399	1,579	305.3%
Operating margin	6.4%	2.1%
Net sales increased $23.4 million, or 30.4 percent, for the three-month period ended June 1, 2019, compared to the same period in the prior year. The increase in the current-year first quarter was the result of increased volume, price and mix driven by strong customer demand.
Operating margin increased 430 basis points for the three-month period of the current year, compared to the same period in the prior year, primarily driven by improved operating leverage on higher volume and improved price and mix compared to the prior year. Additionally, margin in the current year quarter includes a 60 basis point impact from start-up costs related to a new growth initiative in this segment.

Architectural Services

	Three Months Ended
In thousands	June 1, 2019	June 2, 2018	% Change
Net sales	$65,147	$70,727	(7.9)%
Operating income	4,573	5,155	(11.3)%
Operating margin	7.0%	7.3%
Architectural Services net sales declined $5.6 million, or 7.9 percent, for the three-month period ended June 1, 2019, over the same period in the prior year, due to timing of project activity.
Operating margin decreased 30 basis points for the three-month period of the current year, compared to the same period in the prior year, due to reduced leverage on the lower project volume.
As of June 1, 2019, segment backlog was approximately $483 million, compared to approximately $444 million at fiscal 2019 year-end.

Large-Scale Optical (LSO)

	Three Months Ended
In thousands	June 1, 2019	June 2, 2018	% Change
Net sales	$21,259	$20,761	2.4%
Operating income	4,177	4,981	(16.1)%
Operating margin	19.6%	24.0%

LSO net sales increased $0.5 million, or 2.4 percent, for the three-month period ended June 1, 2019, over the same period in the prior year due to improved mix. Operating margin decreased 440 basis points for the three months ended June 1, 2019, compared to the first quarter of last year, driven by reduced cost leverage from changes in production schedules.

Liquidity and Capital Resources

Selected cash flow data	Three Months Ended
In thousands	June 1, 2019	June 2, 2018
Operating Activities
Net cash (used) provided by operating activities	$(9,742)	$25,343
Investing Activities
Capital expenditures	(11,198)	(9,327)
Net purchases (sales) of marketable securities	232	(6,124)
Financing Activities
Net borrowings (payments) on line of credit	47,500	(2,000)
Repurchase and retirement of common stock	(20,010)	—
Dividends paid	(4,598)	(4,410)

Operating Activities. Cash used by operating activities was $9.7 million for the first three months of fiscal 2020, decreasing $35.1 million compared to the prior-year period, primarily due to increased working capital related to legacy EFCO projects, as well as typical seasonal working capital needs.

Investing Activities. Net cash used in investing activities was $12.0 million for the first three months of fiscal 2020, primarily due to capital expenditures, while in the first three months of the prior year, net cash used by investing activities was $16.2 million, due to capital expenditures and net purchases of marketable securities. We estimate fiscal 2020 capital expenditures to be $60 to $65 million, as we continue to make investments to drive growth and productivity improvements.

Financing Activities. At June 1, 2019, we had outstanding borrowings under our credit facility of $272.5 million and $25.1 million of ongoing letters of credit that reduce availability of funds under our $335.0 million committed credit facility. As defined within our amended committed revolving credit facility, we are required to comply with two financial covenants. These financial covenants require us to stay below a maximum leverage ratio and to maintain a minimum interest coverage ratio. At June 1, 2019, we were in compliance with both financial covenants. Subsequent to the end of the quarter, we amended and extended this financing arrangement, consisting of a $235 million revolving credit facility, with a maturity of June 2024, and a $150 million term loan, with a maturity of June 2020. The amended and extended facility contains the same two financial covenants.

We paid dividends totaling $4.6 million ($0.175 per share) in the first three months of fiscal 2020. In the first quarter, we repurchased 531,997 shares under our authorized share repurchase program, for a total cost of $20.0 million. In the first three months of fiscal 2019, we did not repurchase any shares under our authorized share repurchase program. We have purchased a total of 5,799,912 shares, at a total cost of $169.3 million, since the fiscal 2004 inception of this program. We currently have remaining authority to repurchase an additional 1,450,088 shares under this program.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of June 1, 2019:

	Payments Due by Fiscal Period
In thousands	Remainder of Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Debt obligations	$110	$5,521	$274,620	$1,058	$—	$12,000	$293,309
Operating leases (undiscounted)	9,782	10,346	8,716	7,920	6,007	10,667	53,438
Purchase obligations	95,864	27,514	9,321	—	—	—	132,699
Total cash obligations	$105,756	$43,381	$292,657	$8,978	$6,007	$22,667	$479,446

We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Purchase obligations in the table above relate to raw material commitments and capital expenditures.

We expect to make contributions of $0.7 million to our defined-benefit pension plans in fiscal 2020, which will equal or exceed our minimum funding requirements.

As of June 1, 2019, we had reserves of $5.3 million and $1.1 million for unrecognized tax benefits and environmental liabilities, respectively. We currently expect approximately $0.5 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At June 1, 2019, $306.3 million of our backlog was bonded by these types of bonds with a face value of $638.9 million. These bonds do not have stated expiration dates, as we are generally released from the bonds upon completion of the contract. We have not been required to make any payments under these bonds with respect to our existing businesses.

Due to our ability to generate strong cash from operations and our borrowing capability under our committed revolving credit facility, we believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments for at least the next 12 months.

Outlook
The following statements reflect our expectations for full-year fiscal 2020 results. These statements are forward-looking, and actual results may differ materially.

•	Revenue growth of 1 to 3 percent over fiscal 2019.

•	Operating margin of 8.2 to 8.6 percent.

•	Earnings per diluted share in the range of $3.00 to $3.20.

•	Capital expenditures of $60 to $65 million.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 1, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Murray Mayer v. Apogee Enterprises, Inc., et al
On November 5, 2018, Murray Mayer, individually and on behalf of all others similarly situated, filed a purported securities class action lawsuit against the Company and our Chief Executive Officer and our Chief Financial Officer in the United States District Court for the District of Minnesota. On February 26, 2019, the Court appointed as lead plaintiffs the City of Cape Coral Municipal Firefighters’ Retirement Plan and the City of Cape Coral Municipal Police Officers’ Retirement Plan. On April 26, 2019, the lead plaintiffs filed an amended complaint. The amended complaint alleges that, during the purported class period of May 1, 2017 to April 10, 2019, the Company and the named executive officers made materially false and/or misleading statements or omissions about the Company's acquisition of EFCO Corporation on June 12, 2017, and about the Company's Architectural Glass business segment in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint seeks an unspecified amount of damages, attorney's fees and costs. We intend to vigorously defend this matter.
Justin Buley v. Apogee Enterprises, Inc. et al
On December 17, 2018, Justin Buley filed a derivative lawsuit, purportedly on behalf of the Company, against our Chief Executive Officer, our Chief Financial Officer and eight of the nine non-executive members of our Board of Directors, in the Fourth Judicial District of the State of Minnesota. The complaint alleges claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment, due to the named executive officers and board members allegedly making materially false and/or misleading statements or omissions about the Company's business, operations, and prospects, particularly with respect to our Architectural Glass business segment, during the period between June 28, 2018 and September 17, 2018. The complaint seeks an unspecified amount of damages and equitable relief, including requiring the Company to offer our shareholders the opportunity to vote for certain amendments to our Bylaws or Articles of Incorporation purporting to improve identified corporate governance practices. This matter has been stayed pending resolution of a Motion to Dismiss in the Mayer action described above. We intend to vigorously defend this matter.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
March 3, 2019 to March 30, 2019	216,000	$35.72	216,000	1,766,085
March 31, 2019 to April 27, 2019	221,671	38.31	221,671	1,544,414
April 28, 2019 to June 1, 2019	126,158	40.05	94,326	1,450,088
Total	563,829	$37.83	531,997	1,450,088

(a)
The shares in this column represent the total number of shares that were repurchased by us pursuant to our publicly announced repurchase program, plus the shares surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation.

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

Item 5.     Other Information

The company's 2019 Annual Meeting of Shareholders ("2019 Meeting") will not be held prior to July 28, 2019, or 30 days after the anniversary of the 2018 Annual Meeting of Shareholders. The Board of Directors has not set a date for the 2019 Meeting, but expects it to be held during the fourth calendar quarter of 2019. The company will announce the date and time of the 2019 Meeting, together with the deadline for the submission of shareholder proposals for the 2019 Meeting pursuant to SEC Rule 14a-8, after the Board of Directors has determined the date of the 2019 Meeting.

Item 6.	Exhibits

10.1	Form of CEO Evaluation-Based Incentive Agreement. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on April 30, 2019.
10.2
Third Amended and Restated Credit Agreement, dated June 25, 2019, by and among Apogee Enterprises, Inc., as the borrower, the Lenders referred to therein, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender, and U.S. Bank National Association, as Syndication Agent and Issuing Lender. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 28, 2019.

10.3	Form of Fiscal 2020 Annual Cash Incentive Award Agreement. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on July 2, 2019.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 1, 2019 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 1, 2019 and March 2, 2019, (ii) the Consolidated Results of Operations for the three-months ended June 1, 2019 and June 2, 2018, (iii) the Consolidated Statements of Comprehensive Earnings for the three-months ended June 1, 2019 and June 2, 2018, (iv) the Consolidated Statements of Cash Flows for the three-months ended June 2, 2019 and June 2, 2018, (v) the Consolidated Statements of Shareholders' Equity for the three-months ended June 1, 2019 and June 2, 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: July 11, 2019	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: July 11, 2019	By: /s/ James S. Porter
James S. Porter Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)