Form 10-Q
period 2019-08-31
APOGEE ENTERPRISES, INC.
filed 2019-10-03
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 0-6365
_________________________________
APOGEE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
 _________________________________

Minnesota			41-0919654
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

4400 West 78th Street, Suite 520	Minneapolis	Minnesota	55435
(Address of principal executive offices)			(Zip Code)
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 1, 2019, 26,554,597 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

In thousands, except stock data	August 31, 2019	March 2, 2019
Assets
Current assets
Cash and cash equivalents	$13,812	$17,087
Restricted cash	5,633	12,154
Receivables, net of allowance for doubtful accounts	201,913	192,767
Inventories	74,284	78,344
Costs and earnings on contracts in excess of billings	74,971	55,095
Other current assets	20,721	16,451
Total current assets	391,334	371,898
Property, plant and equipment, net	319,234	315,823
Operating lease right-of-use assets	52,846	—
Goodwill	185,803	185,832
Intangible assets	144,605	148,235
Other non-current assets	45,004	46,380
Total assets	$1,138,826	$1,068,168
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$68,456	$72,219
Accrued payroll and related benefits	30,285	41,119
Billings on contracts in excess of costs and earnings	19,459	21,478
Operating lease liabilities	10,488	—
Current portion of debt	155,400	—
Other current liabilities	87,174	92,696
Total current liabilities	371,262	227,512
Long-term debt	117,385	245,724
Non-current operating lease liabilities	43,650	—
Non-current self-insurance reserves	24,320	21,433
Other non-current liabilities	79,128	77,182
Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 26,554,597 and 27,015,127 respectively	8,851	9,005
Additional paid-in capital	151,735	151,842
Retained earnings	374,439	367,597
Common stock held in trust	(778)	(755)
Deferred compensation obligations	778	755
Accumulated other comprehensive loss	(31,944)	(32,127)
Total shareholders’ equity	503,081	496,317
Total liabilities and shareholders’ equity	$1,138,826	$1,068,168

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
In thousands, except per share data	August 31, 2019	September 1, 2018	August 31, 2019	September 1, 2018
Net sales	$357,058	$362,133	$712,424	$698,664
Cost of sales	270,851	277,667	545,250	533,468
Gross profit	86,207	84,466	167,174	165,196
Selling, general and administrative expenses	58,631	55,806	116,558	114,542
Operating income	27,576	28,660	50,616	50,654
Interest and other expense, net	2,203	1,727	4,813	3,467
Earnings before income taxes	25,373	26,933	45,803	47,187
Income tax expense	6,094	6,420	11,081	11,300
Net earnings	$19,279	$20,513	$34,722	$35,887
Earnings per share - basic	$0.73	$0.73	$1.31	$1.28
Earnings per share - diluted	$0.72	$0.72	$1.30	$1.26
Weighted average basic shares outstanding	26,413	28,128	26,505	28,127
Weighted average diluted shares outstanding	26,736	28,379	26,789	28,377

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended		Six Months Ended
In thousands	August 31, 2019	September 1, 2018	August 31, 2019	September 1, 2018
Net earnings	$19,279	$20,513	$34,722	$35,887
Other comprehensive earnings (loss):
Unrealized gain (loss) on marketable securities, net of $2, ($11), $49 and ($9) of tax expense (benefit), respectively	8	(42)	189	(32)
Unrealized gain (loss) on derivative instruments, net of $25, ($17), $27 and ($109) of tax expense (benefit), respectively	84	(55)	89	(359)
Foreign currency translation adjustments	2,465	(3,383)	(95)	(3,900)
Other comprehensive earnings (loss)	2,557	(3,480)	183	(4,291)
Total comprehensive earnings	$21,836	$17,033	$34,905	$31,596

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
In thousands	August 31, 2019	September 1, 2018
Operating Activities
Net earnings	$34,722	$35,887
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,759	26,457
Share-based compensation	3,200	3,119
Deferred income taxes	9,861	6,061
Proceeds from New Markets Tax Credit transaction, net of deferred costs	—	6,052
Noncash lease expense	2,714	—
Other, net	(2,023)	(1,497)
Changes in operating assets and liabilities:
Receivables	(9,215)	10,598
Inventories	4,054	2,747
Costs and earnings on contracts in excess of billings	(19,865)	(39,191)
Accounts payable and accrued expenses	(19,044)	(15,409)
Billings on contracts in excess of costs and earnings	(2,001)	12,449
Refundable and accrued income taxes	(5,641)	2,130
Other	(1,719)	(1,474)
Net cash provided by operating activities	17,802	47,929
Investing Activities
Capital expenditures	(22,559)	(24,241)
Purchases of marketable securities	(3,852)	(9,066)
Sales/maturities of marketable securities	4,522	4,943
Other	(1,121)	(1,435)
Net cash used by investing activities	(23,010)	(29,799)
Financing Activities
Borrowings on line of credit	184,500	205,000
Proceeds from issuance of term debt	150,000	—
Payments on line of credit	(307,500)	(196,500)
Repurchase and retirement of common stock	(20,010)	—
Dividends paid	(9,203)	(8,823)
Other	(2,493)	(935)
Net cash used by financing activities	(4,706)	(1,258)
(Decrease) increase in cash and cash equivalents	(9,914)	16,872
Effect of exchange rates on cash	118	(266)
Cash, cash equivalents and restricted cash at beginning of year	29,241	19,359
Cash, cash equivalents and restricted cash at end of period	$19,445	$35,965
Noncash Activity
Capital expenditures in accounts payable	$1,583	$1,756

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

In thousands	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at March 2, 2019	27,015	$9,005	$151,842	$367,597	$(755)	$755	$(32,127)
Net earnings	—	—	—	15,443	—	—	—
Unrealized gain on marketable securities, net of $47 tax expense	—	—	—	—	—	—	181
Unrealized gain on foreign currency hedge, net of $2 tax expense	—	—	—	—	—	—	5
Foreign currency translation adjustments	—	—	—	—	—	—	(2,560)
Issuance of stock, net of cancellations	79	26	14	—	(12)	12	—
Share-based compensation	—	—	1,618	—	—	—	—
Share repurchases	(532)	(177)	(3,051)	(16,782)	—	—	—
Other share retirements	(32)	(11)	(183)	(1,266)	—	—	—
Cash dividends	—	—	—	(4,598)	—	—	—
Balance at June 1, 2019	26,530	$8,843	$150,240	$360,394	$(767)	$767	$(34,501)
Net earnings	—	—	—	19,279	—	—	—
Unrealized gain on marketable securities, net of $2 tax expense	—	—	—	—	—	—	8
Unrealized gain on foreign currency hedge, net of $25 tax expense	—	—	—	—	—	—	84
Foreign currency translation adjustments	—	—	—	—	—	—	2,465
Issuance of stock, net of cancellations	44	15	27	—	(11)	11	—
Share-based compensation	—	—	1,582	—	—	—	—
Other share retirements	(20)	(7)	(114)	(629)	—	—	—
Cash dividends	—	—	—	(4,605)	—	—	—
Balance at August 31, 2019	26,554	$8,851	$151,735	$374,439	$(778)	$778	$(31,944)

Balance at March 3, 2018	28,158	$9,386	$152,763	$373,259	$(922)	$922	$(24,053)
Cumulative effect adjustment	—	—	—	2,999	—	—	—
Reclassification of tax effects	—	—	—	737	—	—	(737)
Net earnings	—	—	—	15,373	—	—	—
Unrealized gain on marketable securities, net of $2 tax expense	—	—	—	—	—	—	10
Unrealized loss on foreign currency hedge, net of $92 tax benefit	—	—	—	—	—	—	(304)
Foreign currency translation adjustments	—	—	—	—	—	—	(517)
Issuance of stock, net of cancellations	90	30	35	—	91	(91)	—
Share-based compensation	—	—	1,514	—	—	—	—
Exercise of stock options	19	6	177	—	—	—	—
Other share retirements	(41)	(13)	(228)	(1,440)	—	—	—
Cash dividends	—	—	—	(4,410)	—	—	—
Balance at June 2, 2018	28,226	$9,409	$154,261	$386,518	$(831)	$831	$(25,601)
Net earnings	—	—	—	20,514	—	—	—
Unrealized loss on marketable securities, net of $11 tax benefit	—	—	—	—	—	—	(42)
Unrealized loss on foreign currency hedge, net of $17 tax benefit	—	—	—	—	—	—	(55)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,383)
Issuance of stock, net of cancellations	35	12	37	—	(11)	11	—
Share-based compensation	—	—	1,605	—	—	—	—
Other share retirements	(1)	(1)	(5)	—	—	—	—
Cash dividends	—	—	—	(4,413)	—	—	—
Balance at September 1, 2018	28,260	$9,420	$155,898	$402,619	$(842)	$842	$(29,081)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended March 2, 2019. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. The results of operations for the six-month period ended August 31, 2019 are not necessarily indicative of the results to be expected for the full year.

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

2.	Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 13 for disclosure of revenue by segment):

	Three Months Ended		Six Months Ended
In thousands	August 31, 2019	September 1, 2018	August 31, 2019	September 1, 2018
Recognized at shipment	$164,336	$166,534	$319,602	$323,401
Recognized over time	192,722	195,599	392,822	375,263
Total	$357,058	$362,133	$712,424	$698,664

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

In thousands	August 31, 2019	March 2, 2019
Trade accounts	$153,765	$145,693
Construction contracts	17,822	19,050
Contract retainage	35,047	32,396
Total receivables	206,634	197,139
Less: allowance for doubtful accounts	(4,721)	(4,372)
Net receivables	$201,913	$192,767

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

In thousands	August 31, 2019	March 2, 2019
Contract assets	$110,018	$87,491
Contract liabilities	22,980	24,083

The increase in contract assets was due to timing of costs incurred in advance of billings, primarily on a legacy EFCO project. The change in contract liabilities was due to timing of project activity within our businesses that operate under long-term contracts.

Other contract-related disclosures	Three Months Ended		Six Months Ended
In thousands	August 31, 2019	September 1, 2018	August 31, 2019	September 1, 2018
Revenue recognized related to contract liabilities from prior year-end	$3,361	$1,262	$17,455	$10,380
Revenue recognized related to prior satisfaction of performance obligations	4,481	1,470	6,430	3,798

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that timeframe. Generally these contracts are in our businesses with long-term contracts which recognize revenue over time. As of August 31, 2019, the transaction price associated with unsatisfied performance obligations was approximately $775.7 million. The performance obligations are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

In thousands	August 31, 2019
Within one year	$442,666
Within two years	286,223
Beyond	46,800
Total	$775,689

3.	Supplemental Balance Sheet Information

Inventories

In thousands	August 31, 2019	March 2, 2019
Raw materials	$40,810	$43,890
Work-in-process	17,071	15,533
Finished goods	16,403	18,921
Total inventories	$74,284	$78,344

Other current liabilities

In thousands	August 31, 2019	March 2, 2019
Warranties	$10,857	$12,475
Accrued project losses	29,221	37,085
Taxes	7,604	8,026
Accrued self-insurance reserves	8,433	9,537
Other	31,059	25,573
Total other current liabilities	$87,174	$92,696

Other non-current liabilities

In thousands	August 31, 2019	March 2, 2019
Deferred benefit from New Market Tax Credit transactions	$26,458	$26,458
Retirement plan obligations	7,633	7,633
Deferred compensation plan	10,979	10,408
Other	34,058	32,683
Total other non-current liabilities	$79,128	$77,182

4.	Financial Instruments

Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
August 31, 2019	$11,796	$192	$3	$11,985
March 2, 2019	12,481	59	108	12,432

Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of these bonds at August 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

In thousands	Amortized Cost	Estimated Fair Value
Due within one year	$251	$251
Due after one year through five years	9,124	9,289
Due after five years through 10 years	2,015	2,037
Due after 10 years through 15 years	—	—
Due beyond 15 years	406	408
Total	$11,796	$11,985

Derivative instruments
In August 2019, we entered into an interest rate swap to hedge exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility. As of August 31, 2019, the interest rate swap contract had a notional value of $85 million.

We periodically enter into forward purchase foreign currency cash flow hedge contracts, generally with an original maturity date of less than one year, to hedge foreign currency exchange rate risk. As of August 31, 2019, we held foreign exchange forward contracts with a U.S. dollar notional value of $27.8 million, with the objective of reducing the exposure to fluctuations in the Canadian dollar and the Euro.

These derivative instruments are recorded within our consolidated balance sheets within other current assets and liabilities. Gains or losses associated with these instruments are recorded as a component of accumulated other comprehensive income.

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

In thousands	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
August 31, 2019
Assets:
Money market funds	$3,589	$—	$3,589
Commercial paper	—	1,250	1,250
Municipal and corporate bonds	—	11,985	11,985
Liabilities:
Foreign currency forward/option contract	—	299	299
Interest rate swap contract	—	179	179

March 2, 2019
Assets:
Money market funds	$2,015	$—	$2,015
Commercial paper	—	300	300
Municipal and corporate bonds	—	12,432	12,432
Liabilities:
Foreign currency forward/option contract	—	470	470

Money market funds and commercial paper
Fair value of money market funds was determined based on quoted prices for identical assets in active markets. Commercial paper was measured at fair value using inputs based on quoted prices for similar securities in active markets. These assets are included within cash and cash equivalents on our consolidated balance sheets.

Municipal and corporate bonds
Municipal and corporate bonds were measured at fair value based on market prices from recent trades of similar securities and are classified within our consolidated balance sheets as other current or other non-current assets based on maturity date.

Derivative instruments
The interest rate swap is measured at fair value using unobservable market inputs, based off of benchmark interest rates. Forward foreign exchange contracts are measured at fair value using unobservable market inputs, such as quotations on forward foreign exchange points and foreign currency exchange rates. Derivative positions are primarily valued using standard calculations and models that use as their basis readily observable market parameters. Industry standard data providers are our primary source for forward and spot rate information for both interest and currency rates.

5.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill attributable to each reporting segment was:

In thousands	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at March 3, 2018	$143,308	$25,971	$1,120	$10,557	$180,956
Goodwill adjustments for purchase accounting	6,267	—	—	—	6,267
Foreign currency translation	(1,129)	(262)	—	—	(1,391)
Balance at March 2, 2019	148,446	25,709	1,120	10,557	185,832
Foreign currency translation	(42)	13	—	—	(29)
Balance at August 31, 2019	$148,404	$25,722	$1,120	$10,557	$185,803

The gross carrying amount of other intangible assets and related accumulated amortization was:

In thousands	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign Currency Translation	Net
August 31, 2019
Definite-lived intangible assets:
Customer relationships	$120,238	$(29,939)	$—	$(71)	$90,228
Other intangibles	40,974	(31,989)	—	(10)	8,975
Total definite-lived intangible assets	161,212	(61,928)	—	(81)	99,203
Indefinite-lived intangible assets:
Trademarks	45,421	—	—	(19)	45,402
Total intangible assets	$206,633	$(61,928)	$—	$(100)	$144,605
March 2, 2019
Definite-lived intangible assets:
Customer relationships	$122,816	$(26,637)	$—	$(2,578)	$93,601
Other intangibles	41,697	(31,634)	—	(850)	9,213
Total definite-lived intangible assets	164,513	(58,271)	—	(3,428)	102,814
Indefinite-lived intangible assets:
Trademarks	49,078	—	(3,141)	(516)	45,421
Total intangible assets	$213,591	$(58,271)	$(3,141)	$(3,944)	$148,235

Amortization expense on definite-lived intangible assets was $3.8 million and $7.9 million for the six-month periods ended August 31, 2019 and September 1, 2018, respectively. Amortization expense is included in selling, general and administrative expenses in the consolidated results of operations, other than amortization on debt issue costs, which is included in interest expense. At August 31, 2019, the estimated future amortization expense for definite-lived intangible assets was:

In thousands	Remainder of Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024
Estimated amortization expense	$3,961	$7,916	$7,911	$7,746	$7,665

6.	Debt

As of August 31, 2019, our total debt outstanding was $272.8 million, compared to $245.8 million as of March 2, 2019. During the second quarter ended August 31, 2019, we amended the borrowing capacity of our prior credit facility to be $235 million with a maturity of June 2024 and we established a $150 million term loan with a maturity of June 2020. Outstanding borrowings under the revolving credit facility were $102.0 million, as of August 31, 2019, and $225.0 million, as of March 2, 2019.

Consistent with our prior facility, our amended revolving credit facility and term loan contains two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At August 31, 2019, we were in compliance with both financial covenants. Additionally, at August 31, 2019, we had a total of $24.7 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2021 to 2032 and reduce borrowing capacity under the revolving credit facility.

At August 31, 2019, debt included $20.4 million of industrial revenue bonds that mature in fiscal years 2021 through 2043 and $0.4 million of long-term debt in Canada. The fair value of the industrial revenue bonds approximated carrying value at August 31, 2019, due to the variable interest rates on these instruments. All debt would be classified as Level 2 within the fair value hierarchy described in Note 4.

We also maintain two Canadian demand credit facilities totaling $12.0 million Canadian dollars. As of August 31, 2019 and March 2, 2019, no borrowings were outstanding under the facilities. Borrowings under these facilities are made available at the sole discretion of the lenders and are payable on demand.

Interest payments were $5.3 million and $4.3 million for the six months ended August 31, 2019 and September 1, 2018, respectively.

7. Leases

We lease certain of the buildings and equipment used in our operations. We determine if an arrangement contains a lease at inception. Currently, all of our lease arrangements are classified as operating leases. We elected the package of practical expedients permitted under the transition guidance in adopting ASC 842, which among other things, allowed us to carry forward our historical lease classification. Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and lease expense is recognized on a straight-line basis over the lease term. Our leases have remaining lease terms of one to ten years, some of which include renewal options that can extend the lease for up to an additional ten years at our sole discretion. We have made an accounting policy election not to record leases with an original term of 12 months or less on our consolidated balance sheet and such leases are expensed on a straight-line basis over the lease term.

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

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
In thousands	August 31, 2019	August 31, 2019
Operating lease cost	$3,490	$6,863
Short-term lease cost	496	1,179
Variable lease cost	667	1,380
Total lease cost	$4,653	$9,422

Other supplemental information related to leases was as follows:

Six Months Ended
In thousands except weighted-average data	August 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6,791
Lease assets obtained in exchange for new operating lease liabilities	$8,970
Weighted-average remaining lease term - operating leases	6.0 years
Weighted-average discount rate - operating leases	3.70%

Future maturities of lease liabilities are as follows:

In thousands	August 31, 2019
Remainder of Fiscal 2020	$8,481
Fiscal 2021	11,256
Fiscal 2022	9,891
Fiscal 2023	8,989
Fiscal 2024	7,067
Fiscal 2025	5,331
Thereafter	10,659
Total lease payments	61,674
Less: Amounts representing interest	(7,536)
Present value of lease liabilities	$54,138

We have two operating leases with a related party; total rent paid for these facilities was approximately $1.0 million for the six months ended August 31, 2019, and the future minimum lease commitment is $12.2 million. As of August 31, 2019, we have additional future operating lease commitments of $6.0 million for leases that have not yet commenced, with terms ranging from one to seven years.

Aggregate annual future rental commitments under operating leases with noncancellable terms of more than one year at March 2, 2019 were reported under previous lease accounting standards as follows:

In thousands	2020	2021	2022	2023	2024	Thereafter	Total
Total minimum payments	$14,888	11,787	9,669	8,772	6,735	16,806	$68,657

8.	Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At August 31, 2019, $695.7 million of these types of bonds were outstanding on our backlog and recently completed projects. These bonds do not have stated expiration dates. We have not been required to make any payments under these bonds with respect to our existing businesses.

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

	Six Months Ended
In thousands	August 31, 2019	September 1, 2018
Balance at beginning of period	$16,737	$22,517
Additional accruals	3,606	2,087
Claims paid	(5,481)	(4,580)
Balance at end of period	$14,862	$20,024

Additionally, we are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services segment and certain of our Architectural Framing Systems businesses. We manage the risk of these exposures through contract negotiations, proactive project management and insurance coverages. We have recorded an estimated liability related to legacy EFCO projects of $34.2 million and $42.8 million as of August 31, 2019 and March 2, 2019, respectively. We are actively pursuing available options to recover costs related to these exposures.

Letters of credit
At August 31, 2019, we had $24.7 million of ongoing letters of credit, all of which have been issued under our committed revolving credit facility, as discussed in Note 6.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $124.2 million as of August 31, 2019.

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

Total share-based compensation expense included in the results of operations was $3.2 million for the six-month period ended August 31, 2019 and $3.1 million for the six-month period ended September 1, 2018.

Stock options and SARs
Stock option and SAR activity for the current six-month period is summarized as follows:

Stock options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 2, 2019	100,341	$8.34
Awards exercised	—	—
Outstanding and exercisable at August 31, 2019	100,341	8.34	2.0 years	$2,868,749

No awards were exercised for the six-months ended August 31, 2019. For the six-months ended September 1, 2018, cash proceeds from the exercise of stock options were $0.2 million and the aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $0.6 million.

Nonvested shares and share units
Nonvested share activity for the current six-month period is summarized as follows:

Nonvested shares and units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at March 2, 2019	286,613	$47.00
Granted	125,571	39.53
Vested	(124,533)	49.21
Canceled	(1,500)	47.35
Nonvested at August 31, 2019	286,151	42.76

At August 31, 2019, there was $8.5 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 22 months. The total fair value of shares vested during the six months ended August 31, 2019 was $4.9 million.

10.	Employee Benefit Plans

The Company sponsors two frozen defined-benefit pension plans: an unfunded Officers’ Supplemental Executive Retirement Plan and the Tubelite Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost were:

	Three Months Ended		Six Months Ended
In thousands	August 31, 2019	September 1, 2018	August 31, 2019	September 1, 2018
Interest cost	$123	$127	$246	$254
Expected return on assets	(46)	(10)	(92)	(20)
Amortization of unrecognized net loss	55	57	110	114
Net periodic benefit cost	$132	$174	$264	$348

11.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2016, or state and local income tax examinations for years prior to fiscal 2013. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2015, and there is limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The total liability for unrecognized tax benefits was approximately $5.5 million at August 31, 2019 and $5.1 million at March 2, 2019. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.5 million during the next 12 months due to lapsing of statutes.

12.	Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
In thousands	August 31, 2019	September 1, 2018	August 31, 2019	September 1, 2018
Basic earnings per share – weighted average common shares outstanding	26,413	28,128	26,505	28,127
Weighted average effect of nonvested share grants and assumed exercise of stock options	323	251	284	250
Diluted earnings per share – weighted average common shares and potential common shares outstanding	26,736	28,379	26,789	28,377
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	186	106	186	108

13.	Segment Information

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

•	The LSO segment manufactures value-added glass and acrylic products primarily for framing and display applications.

	Three Months Ended		Six Months Ended
In thousands	August 31, 2019	September 1, 2018	August 31, 2019	September 1, 2018
Net sales from operations
Architectural Framing Systems	$187,394	$189,850	$367,916	$368,887
Architectural Glass	99,138	88,084	199,429	165,009
Architectural Services	61,597	76,496	126,744	147,223
Large-Scale Optical	20,785	20,383	42,045	41,145
Intersegment eliminations	(11,856)	(12,680)	(23,710)	(23,600)
Net sales	$357,058	$362,133	$712,424	$698,664
Operating income (loss) from operations
Architectural Framing Systems	$15,523	$18,312	$27,796	$30,650
Architectural Glass	6,460	1,739	12,859	3,317
Architectural Services	3,976	7,621	8,549	12,775
Large-Scale Optical	4,630	4,236	8,807	9,218
Corporate and other	(3,013)	(3,248)	(7,395)	(5,306)
Operating income	$27,576	$28,660	$50,616	$50,654

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

We also wish to caution investors that other factors might in the future prove to be important in affecting the Company’s results of operations. New factors emerge from time to time; it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Highlights of Second Quarter First Six Months of Fiscal 2020 Compared to Second Quarter and First Six Months of Fiscal 2019

Net sales
Consolidated net sales decreased 1.4 percent, or $5.1 million, for the second quarter ended August 31, 2019, and increased 2.0 percent, or $13.8 million, for the six-month period, compared to the same periods in the prior year. In the quarter, the decrease in sales was driven by an expected decline based on project schedules in the Architectural Services segment, partially offset by improved volume in the Architectural Glass segment. In the six-month period, sales growth was driven by improved volume in the Architectural Glass segment, partially offset by a decline in the Architectural Services segment, as expected, based on timing of project activity.

The relationship between various components of operations, as a percentage of net sales, is presented below:

	Three Months Ended		Six Months Ended
	August 31, 2019	September 1, 2018	August 31, 2019	September 1, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.9	76.7	76.5	76.4
Gross profit	24.1	23.3	23.5	23.6
Selling, general and administrative expenses	16.4	15.4	16.4	16.4
Operating income	7.7	7.9	7.1	7.2
Interest and other expense, net	(0.6)	(0.5)	(0.7)	(0.5)
Earnings before income taxes	7.1	7.4	6.4	6.7
Income tax expense	1.7	1.8	1.6	1.6
Net earnings	5.4%	5.6%	4.8%	5.1%
Effective tax rate	24.0%	23.8%	24.2%	23.9%

Gross profit
Gross profit as a percent of sales was 24.1 percent and 23.5 percent for the three and six-month periods ended August 31, 2019, compared to 23.3 percent and 23.6 percent for the three and six-month periods ended September 1, 2018. The increase in the current quarter was largely driven by improved volume leverage in the Architectural Glass segment. In the six-month period, gross profit improvements in Architectural Glass were offset by a less favorable project mix in the Architectural Framing segment, and timing of project activity in the Architectural Services segment.
Selling, general and administrative (SG&A) expenses
SG&A expenses as a percent of sales were 16.4 percent in each of the three and six-month periods ended August 31, 2019, compared to 15.4 percent and 16.4 percent in the prior year three and six-month periods, respectively. SG&A increased 100 basis points in the second quarter of fiscal 2020 compared to fiscal 2019 due to increased compensation and benefits and costs related to cost-savings initiatives.

Income tax expense
The effective tax rate in the second quarter of fiscal 2020 was 24.0 percent, compared to 23.8 percent in the same period last year, and 24.2 percent for the first six months of fiscal 2020, compared to 23.9 percent in the prior-year period. The slight rate increase was driven by several factors, including increased foreign income and the impact of state taxes.

Segment Analysis

Architectural Framing Systems

	Three Months Ended			Six Months Ended
In thousands	August 31, 2019	September 1, 2018	% Change	August 31, 2019	September 1, 2018	% Change
Net sales	$187,394	$189,850	(1.3)%	$367,916	$368,887	(0.3)%
Operating income	15,523	18,312	(15.2)%	27,796	30,650	(9.3)%
Operating margin	8.3%	9.6%		7.6%	8.3%
Architectural Framing Systems net sales declined $2.5 million, or 1.3 percent, and $1.0 million, or 0.3 percent, for the three and six-month periods ended August 31, 2019, compared to the prior-year periods. Operating margin decreased 130 and 70 basis points, respectively, for the three and six-month periods of the current year, compared to the same periods in the prior year, primarily due to less favorable project mix. Last year's second quarter included $1.1 million of expense for the amortization of short-lived acquired intangible assets.
As of August 31, 2019, segment backlog was approximately $385 million, compared to approximately $402 million last quarter.
Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which is expected to be recognized as revenue primarily in the near-term. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. Backlog should not be used as the sole indicator of future segment revenue because we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog. We have strong visibility beyond backlog, as projects awarded, verbal commitments and bidding activities are monitored separately and not included in backlog. We use backlog as one of the metrics to evaluate sales trends in our long lead-time segments.

Architectural Glass

	Three Months Ended			Six Months Ended
In thousands	August 31, 2019	September 1, 2018	% Change	August 31, 2019	September 1, 2018	% Change
Net sales	$99,138	$88,084	12.5%	$199,429	$165,009	20.9%
Operating income	6,460	1,739	271.5%	12,859	3,317	287.7%
Operating margin	6.5%	2.0%		6.4%	2.0%
Net sales increased $11.1 million, or 12.5 percent, and $34.4 million, or 20.9 percent, for the three and six-month periods ended August 31, 2019, compared to the same periods in the prior year. The increase in both periods of fiscal 2020 compared to fiscal 2019 was the result of increased volume and improved mix driven by strong customer demand.
Operating margin increased 450 and 440 basis points for the three and six-month periods of the current year, compared to the same periods in the prior year, primarily driven by improved productivity and operating leverage on higher volume and improved price and mix in the current year compared to the prior year. Additionally, margins in the three- and six-month periods ended August 31, 2019 included an approximately 100 basis point impact from start-up costs related to a new growth initiative in this segment.

Architectural Services

	Three Months Ended			Six Months Ended
In thousands	August 31, 2019	September 1, 2018	% Change	August 31, 2019	September 1, 2018	% Change
Net sales	$61,597	$76,496	(19.5)%	$126,744	$147,223	(13.9)%
Operating income	3,976	7,621	(47.8)%	8,549	12,775	(33.1)%
Operating margin	6.5%	10.0%		6.7%	8.7%

Architectural Services net sales declined $14.9 million, or 19.5 percent, and $20.5 million, or 13.9 percent, for the three and six-month periods ended August 31, 2019, over the same periods in the prior year on lower volume due to timing of project activity, as expected.
Operating margin decreased 350 and 200 basis points for the three and six-month periods of the current year, compared to the same periods in the prior year, due to reduced leverage on the lower project volume.
As of August 31, 2019, segment backlog was approximately $502 million, compared to approximately $483 million last quarter. Backlog is defined within the Architectural Framing Systems discussion above.

Large-Scale Optical (LSO)

	Three Months Ended			Six Months Ended
In thousands	August 31, 2019	September 1, 2018	% Change	August 31, 2019	September 1, 2018	% Change
Net sales	$20,785	$20,383	2.0%	$42,045	$41,145	2.2%
Operating income	4,630	4,236	9.3%	8,807	9,218	(4.5)%
Operating margin	22.3%	20.8%		20.9%	22.4%
LSO net sales increased slightly for the three and six-month periods ended August 31, 2019, over the same periods in the prior year due to improved product mix. Operating margin increased 150 basis points for the quarter ended August 31, 2019, compared to the second quarter of last year, driven by the favorable product mix. Operating margin decreased 150 basis points for the six-month period of the current year compared to the same period in the prior year, driven by reduced cost leverage from changes in production schedules.

Liquidity and Capital Resources

Selected cash flow data	Six Months Ended
In thousands	August 31, 2019	September 1, 2018
Operating Activities
Net cash provided by operating activities	$17,802	$47,929
Investing Activities
Capital expenditures	(22,559)	(24,241)
Financing Activities
Borrowings on line of credit	184,500	205,000
Proceeds from issuance of term debt	150,000	—
Payments on line of credit	(307,500)	(196,500)
Repurchase and retirement of common stock	(20,010)	—
Dividends paid	(9,203)	(8,823)

Operating Activities. Cash provided by operating activities was $17.8 million for the first six months of fiscal 2020, a decrease of $30.1 million compared to the prior-year period, primarily due to increased working capital requirements related to legacy EFCO projects, as well as timing of other working capital needs.

Investing Activities. Net cash used in investing activities was $23.0 million for the first six months of fiscal 2020, primarily due to capital expenditures, while in the first six months of the prior year, net cash used by investing activities was $29.8 million, due to capital expenditures and net purchases of marketable securities. We estimate fiscal 2020 capital expenditures to be $60 to $65 million, as we continue to make investments to drive growth and productivity improvements.

Financing Activities. Net cash used in financing activities was $4.7 million for the first six months of fiscal 2020, compared to $1.3 million for the prior-year period. During the second quarter ended August 31, 2019, we amended our credit facility to consist of a $235 million revolving credit facility with a maturity of June 2024, and a $150 million term loan with a maturity of June 2020. At August 31, 2019, we had outstanding borrowings of $102.0 million and $24.7 million of ongoing letters of credit that reduce availability of funds under our revolving credit facility. At August 31, 2019, we were in compliance with financial covenants as defined in this credit facility.

We paid dividends totaling $9.2 million ($0.35 per share) in the first six months of fiscal 2020 compared to $8.8 million ($0.315 per share) in the comparable prior-year period. In the first six months of fiscal 2020, we repurchased 531,997 shares under our authorized share repurchase program, all during the first quarter, for a total cost of $20.0 million. In the first six months of fiscal

2019, we did not repurchase any shares under our authorized share repurchase program. We have purchased a total of 5,799,912 shares, at a total cost of $169.3 million, since the fiscal 2004 inception of this program. We currently have remaining authority to repurchase an additional 1,450,088 shares under this program.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of August 31, 2019:

	Payments Due by Fiscal Period
In thousands	Remainder of Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Debt obligations	$—	$155,580	$104,121	$1,084	$—	$12,000	$272,785
Operating leases (undiscounted)	8,481	11,256	9,891	8,989	7,067	15,990	61,674
Purchase obligations	87,242	35,828	1,179	—	—	—	124,249
Total cash obligations	$95,723	$202,664	$115,191	$10,073	$7,067	$27,990	$458,708

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

As of August 31, 2019, we had reserves of $5.5 million and $1.0 million for unrecognized tax benefits and environmental liabilities, respectively. We currently expect approximately $0.5 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At August 31, 2019, $695.7 million of these types of bonds were outstanding on our backlog and recently completed projects. These bonds do not have stated expiration dates. We have not been required to make any payments under these bonds with respect to our existing businesses.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
June 2, 2019 to June 29, 2019	14,527	$38.27	—	1,450,088
June 30, 2019 to July 27, 2019	1,044	43.50	—	1,450,088
July 28, 2019 to August 31, 2019	3,951	38.75	—	1,450,088
Total	19,522	$39.30	—	1,450,088

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

Item 5.     Other Information

The Board of Directors has not set a date for the Annual Meeting of Shareholders ("Annual Meeting"), but expects it to be held during the fourth quarter of our fiscal year 2020. The company will announce the date and time of the Annual Meeting, together with the deadline for the submission of shareholder proposals for the Annual Meeting pursuant to SEC Rule 14a-8, after the Board of Directors has determined the date of the Annual Meeting.

Item 6.	Exhibits

10.1
Amendment to the Confidentiality Agreement, dated August 5, 2019, by and among Apogee Enterprises, Inc., and Engaged Capital LLC, Engaged Capital Flagship Master Fund, LP, Engaged Capital Co-Invest VIII, LP, Engaged Capital Flagship Fund, LP, Engaged Capital Flagship Fund, Ltd., Engaged Capital Holdings, LLC and Glenn W. Welling. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 6, 2019.

10.2
Employee Noncompetition and Confidentiality Agreement, dated August 5, 2019, between Apogee Enterprises, Inc. and Brent Jewell. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 9, 2019.

10.3
Amendment, dated September 12, 2019, to the Confidentiality Agreement, by and among Apogee Enterprises, Inc., and Engaged Capital LLC, Engaged Capital Flagship Master Fund, LP, Engaged Capital Co-Invest VIII, LP, Engaged Capital Flagship Fund, LP, Engaged Capital Flagship Fund, Ltd., Engaged Capital Holdings, LLC and Glenn W. Welling. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 13, 2019.

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
101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2019 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 31, 2019 and March 2, 2019, (ii) the Consolidated Results of Operations for the three- and six-months ended August 31, 2019 and September 1, 2018, (iii) the Consolidated Statements of Comprehensive Earnings for the three- and six-months ended August 31, 2019 and September 1, 2018, (iv) the Consolidated Statements of Cash Flows for the six-months ended August 31, 2019 and September 1, 2018, (v) the Consolidated Statements of Shareholders' Equity for the six-months ended August 31, 2019 and September 1, 2018, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page, formatted Inline Extensible Business Reporting Language and contained in Exhibit 101.

ming SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 3, 2019	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: October 3, 2019	By: /s/ James S. Porter
James S. Porter Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)