Form 10-Q
period 2019-11-30
APOGEE ENTERPRISES, INC.
filed 2020-01-09
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 7, 2020, 26,507,935 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

In thousands, except stock data	November 30, 2019	March 2, 2019
Assets
Current assets
Cash and cash equivalents	$10,129	$17,087
Restricted cash	401	12,154
Receivables, net of allowance for doubtful accounts	197,976	192,767
Inventories	75,791	78,344
Costs and earnings on contracts in excess of billings	72,284	55,095
Other current assets	40,335	16,451
Total current assets	396,916	371,898
Property, plant and equipment, net	326,418	315,823
Operating lease right-of-use assets	56,315	—
Goodwill	185,776	185,832
Intangible assets	142,779	148,235
Other non-current assets	41,587	46,380
Total assets	$1,149,791	$1,068,168
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$66,557	$72,219
Accrued payroll and related benefits	33,339	41,119
Billings on contracts in excess of costs and earnings	26,366	21,478
Operating lease liabilities	9,399	—
Current portion of debt	155,400	—
Other current liabilities	108,481	92,696
Total current liabilities	399,542	227,512
Long-term debt	95,856	245,724
Non-current operating lease liabilities	48,509	—
Non-current self-insurance reserves	25,260	21,433
Other non-current liabilities	65,645	77,182
Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 26,552,935 and 27,015,127 respectively	8,851	9,005
Additional paid-in capital	153,188	151,842
Retained earnings	385,032	367,597
Common stock held in trust	(675)	(755)
Deferred compensation obligations	675	755
Accumulated other comprehensive loss	(32,092)	(32,127)
Total shareholders’ equity	514,979	496,317
Total liabilities and shareholders’ equity	$1,149,791	$1,068,168

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
In thousands, except per share data	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Net sales	$337,916	$357,718	$1,050,340	$1,056,382
Cost of sales	263,606	273,628	808,856	807,096
Gross profit	74,310	84,090	241,484	249,286
Selling, general and administrative expenses	52,716	52,682	169,274	167,224
Operating income	21,594	31,408	72,210	82,062
Interest and other expense, net	1,764	2,787	6,577	6,254
Earnings before income taxes	19,830	28,621	65,633	75,808
Income tax expense	4,596	6,730	15,677	18,030
Net earnings	$15,234	$21,891	$49,956	$57,778
Earnings per share - basic	$0.58	$0.79	$1.89	$2.06
Earnings per share - diluted	$0.57	$0.78	$1.87	$2.04
Weighted average basic shares outstanding	26,432	27,836	26,481	28,030
Weighted average diluted shares outstanding	26,750	28,156	26,776	28,304

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended		Nine Months Ended
In thousands	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Net earnings	$15,234	$21,891	$49,956	$57,778
Other comprehensive (loss) earnings:
Unrealized (loss) gain on marketable securities, net of ($11), ($16), $38 and ($25) of tax (benefit) expense, respectively	(44)	(58)	145	(90)
Unrealized gain (loss) on derivative instruments, net of $119, $10, $146 and ($99) of tax expense (benefit), respectively	387	32	476	(327)
Foreign currency translation adjustments	(491)	(3,621)	(586)	(7,518)
Other comprehensive (loss) earnings	(148)	(3,647)	35	(7,935)
Total comprehensive earnings	$15,086	$18,244	$49,991	$49,843

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
In thousands	November 30, 2019	December 1, 2018
Operating Activities
Net earnings	$49,956	$57,778
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,681	38,378
Share-based compensation	4,617	4,724
Deferred income taxes	10,088	10,600
Gain on disposal of assets	(623)	(2,499)
Proceeds from New Markets Tax Credit transaction, net of deferred costs	—	8,850
Noncash lease expense	1,525	—
Other, net	(2,007)	(799)
Changes in operating assets and liabilities:
Receivables	(5,288)	9,291
Inventories	2,474	4,398
Costs and earnings on contracts in excess of billings	(17,156)	(54,569)
Accounts payable and accrued expenses	(22,457)	(20,072)
Billings on contracts in excess of costs and earnings	4,901	14,558
Refundable and accrued income taxes	(6,159)	1,831
Other	(951)	(1,825)
Net cash provided by operating activities	53,601	70,644
Investing Activities
Capital expenditures	(41,176)	(33,867)
Proceeds from sales of property, plant and equipment	591	12,332
Purchases of marketable securities	(4,201)	(9,006)
Sales/maturities of marketable securities	4,867	5,813
Other	(1,523)	(2,209)
Net cash used by investing activities	(41,442)	(26,937)
Financing Activities
Borrowings on line of credit	108,000	294,500
Proceeds from issuance of term debt	150,000	—
Payments on line of credit	(252,500)	(278,000)
Repurchase and retirement of common stock	(20,010)	(23,313)
Dividends paid	(13,808)	(13,180)
Other	(2,584)	(1,178)
Net cash used by financing activities	(30,902)	(21,171)
(Decrease) increase in cash and cash equivalents	(18,743)	22,536
Effect of exchange rates on cash	32	(498)
Cash, cash equivalents and restricted cash at beginning of year	29,241	19,359
Cash, cash equivalents and restricted cash at end of period	$10,530	$41,397
Noncash Activity
Capital expenditures in accounts payable	$1,205	$5,771

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

In thousands	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at March 2, 2019	27,015	$9,005	$151,842	$367,597	$(755)	$755	$(32,127)
Net earnings	—	—	—	15,443	—	—	—
Unrealized gain on marketable securities, net of $47 tax expense	—	—	—	—	—	—	181
Unrealized gain on foreign currency hedge, net of $2 tax expense	—	—	—	—	—	—	5
Foreign currency translation adjustments	—	—	—	—	—	—	(2,560)
Issuance of stock, net of cancellations	79	26	14	—	(12)	12	—
Share-based compensation	—	—	1,618	—	—	—	—
Share repurchases	(532)	(177)	(3,051)	(16,782)	—	—	—
Other share retirements	(32)	(11)	(183)	(1,266)	—	—	—
Cash dividends	—	—	—	(4,598)	—	—	—
Balance at June 1, 2019	26,530	$8,843	$150,240	$360,394	$(767)	$767	$(34,501)
Net earnings	—	—	—	19,279	—	—	—
Unrealized gain on marketable securities, net of $2 tax expense	—	—	—	—	—	—	8
Unrealized gain on foreign currency hedge, net of $25 tax expense	—	—	—	—	—	—	84
Foreign currency translation adjustments	—	—	—	—	—	—	2,465
Issuance of stock, net of cancellations	44	15	27	—	(11)	11	—
Share-based compensation	—	—	1,582	—	—	—	—
Other share retirements	(20)	(7)	(114)	(629)	—	—	—
Cash dividends	—	—	—	(4,605)	—	—	—
Balance at August 31, 2019	26,554	$8,851	$151,735	$374,439	$(778)	$778	$(31,944)
Net earnings	—	—	—	15,234	—	—	—
Unrealized loss on marketable securities, net of $11 tax benefit	—	—	—	—	—	—	(44)
Unrealized gain on foreign currency hedge, net of $119 tax expense	—	—	—	—	—	—	387
Foreign currency translation adjustments	—	—	—	—	—	—	(491)
Issuance of stock, net of cancellations	(1)	1	43	—	103	(103)	—
Share-based compensation	—	—	1,417	—	—	—	—
Other share retirements	—	(1)	(7)	(36)	—	—	—
Cash dividends	—	—	—	(4,605)	—	—	—
Balance at November 30, 2019	26,553	$8,851	$153,188	$385,032	$(675)	$675	$(32,092)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

In thousands	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income
Balance at March 3, 2018	28,158	$9,386	$152,763	$373,259	$(922)	$922	$(24,053)
Cumulative effect adjustment	—	—	—	2,999	—	—	—
Reclassification of tax effects	—	—	—	737	—	—	(737)
Net earnings	—	—	—	15,373	—	—	—
Unrealized gain on marketable securities, net of $2 tax expense	—	—	—	—	—	—	10
Unrealized loss on foreign currency hedge, net of $92 tax benefit	—	—	—	—	—	—	(304)
Foreign currency translation adjustments	—	—	—	—	—	—	(517)
Issuance of stock, net of cancellations	90	30	35	—	91	(91)	—
Share-based compensation	—	—	1,514	—	—	—	—
Exercise of stock options	19	6	177	—	—	—	—
Other share retirements	(41)	(13)	(228)	(1,440)	—	—	—
Cash dividends	—	—	—	(4,410)	—	—	—
Balance at June 2, 2018	28,226	$9,409	$154,261	$386,518	$(831)	$831	$(25,601)
Net earnings	—	—	—	20,514	—	—	—
Unrealized loss on marketable securities, net of $11 tax benefit	—	—	—	—	—	—	(42)
Unrealized loss on foreign currency hedge, net of $17 tax benefit	—	—	—	—	—	—	(55)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,383)
Issuance of stock, net of cancellations	35	12	37	—	(11)	11	—
Share-based compensation	—	—	1,605	—	—	—	—
Other share retirements	(1)	(1)	(5)	—	—	—	—
Cash dividends	—	—	—	(4,413)	—	—	—
Balance at September 1, 2018	28,260	$9,420	$155,898	$402,619	$(842)	$842	$(29,081)
Net earnings	—	—	—	21,891	—	—	—
Unrealized loss on marketable securities, net of $16 tax benefit	—	—	—	—	—	—	(58)
Unrealized gain on foreign currency hedge, net of $10 tax expense	—	—	—	—	—	—	32
Foreign currency translation adjustments	—	—	—	—	—	—	(3,622)
Issuance of stock, net of cancellations	—	—	54	—	97	(97)	—
Share-based compensation	—	—	1,605	—	—	—	—
Share repurchases	(600)	(200)	(3,436)	(19,677)	—	—	—
Other share retirements	(4)	(1)	(26)	(187)	—	—	—
Cash dividends	—	—	—	(4,357)	—	—	—
Balance at December 1, 2018	27,656	$9,219	$154,095	$400,289	$(745)	$745	$(32,729)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended March 2, 2019. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. The results of operations for the nine-month period ended November 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Accounting standards not yet adopted
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope. The new standard introduces an approach based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. This ASU is effective for our fiscal year 2021. Entities are required to apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We do not expect the adoption of this ASU to have a significant impact on our consolidated financial statements.

Subsequent events
We have evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events that required recognition or disclosure in the consolidated financial statements.

2.	Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 13 for disclosure of revenue by segment):

	Three Months Ended		Nine Months Ended
In thousands	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Recognized at shipment	$153,093	$158,164	$472,695	$481,565
Recognized over time	184,823	199,554	577,645	574,817
Total	$337,916	$357,718	$1,050,340	$1,056,382

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

In thousands	November 30, 2019	March 2, 2019
Trade accounts	$141,448	$145,693
Construction contracts	23,096	19,050
Contract retainage	35,287	32,396
Total receivables	199,831	197,139
Less: allowance for doubtful accounts	(1,855)	(4,372)
Net receivables	$197,976	$192,767

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

In thousands	November 30, 2019	March 2, 2019
Contract assets	$107,571	$87,491
Contract liabilities	28,863	24,083

The increase in contract assets was due to timing of costs incurred in advance of billings, primarily on a legacy EFCO project. The change in contract liabilities was due to timing of project activity within our businesses that operate under long-term contracts.

Other contract-related disclosures	Three Months Ended		Nine Months Ended
In thousands	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Revenue recognized related to contract liabilities from prior year-end	$4,589	$—	$22,044	$10,398
Revenue recognized related to prior satisfaction of performance obligations	1,776	1,470	5,298	3,798

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that timeframe. Generally these contracts are in our businesses with long-term contracts which recognize revenue over time. As of November 30, 2019, the transaction price associated with unsatisfied performance obligations was approximately $896.7 million. The performance obligations are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

In thousands	November 30, 2019
Within one year	$480,803
Within two years	344,827
Beyond	71,044
Total	$896,674

3.	Supplemental Balance Sheet Information

Inventories

In thousands	November 30, 2019	March 2, 2019
Raw materials	$39,746	$43,890
Work-in-process	19,255	15,533
Finished goods	16,790	18,921
Total inventories	$75,791	$78,344

Other current assets

In thousands	November 30, 2019	March 2, 2019
Prepaid assets	$11,662	$11,682
Insurance receivable	15,000	—
Refundable income taxes	4,278	—
Other	9,395	4,769
Total other current assets	$40,335	$16,451

Other current liabilities

In thousands	November 30, 2019	March 2, 2019
Warranties	$10,601	$12,475
Accrued project losses	47,562	37,085
Property and other taxes	7,156	8,026
Accrued self-insurance reserves	9,297	9,537
Other	33,865	25,573
Total other current liabilities	$108,481	$92,696

Other non-current liabilities

In thousands	November 30, 2019	March 2, 2019
Deferred benefit from New Market Tax Credit transactions	$15,717	$26,458
Retirement plan obligations	7,633	7,633
Deferred compensation plan	11,743	10,408
Other	30,552	32,683
Total other non-current liabilities	$65,645	$77,182

4.	Financial Instruments

Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
November 30, 2019	$11,750	$152	$18	$11,884
March 2, 2019	12,481	59	108	12,432

Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of these bonds at November 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

In thousands	Amortized Cost	Estimated Fair Value
Due within one year	$835	$837
Due after one year through five years	8,581	8,710
Due after five years through 10 years	2,259	2,262
Due after 10 years through 15 years	—	—
Due beyond 15 years	75	75
Total	$11,750	$11,884

Derivative instruments
In August 2019, we entered into an interest rate swap to hedge exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility. As of November 30, 2019, the interest rate swap contract had a notional value of $85 million.

We periodically enter into forward purchase foreign currency cash flow hedge contracts, generally with an original maturity date of less than one year, to hedge foreign currency exchange rate risk. As of November 30, 2019, we held foreign exchange forward contracts with a U.S. dollar notional value of $24.7 million, with the objective of reducing the exposure to fluctuations in the Canadian dollar and the Euro.

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

In thousands	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
November 30, 2019
Assets:
Money market funds	$2,680	$—	$2,680
Commercial paper	—	500	500
Municipal and corporate bonds	—	12,384	12,384
Liabilities:
Foreign currency forward/option contract	—	69	69
Interest rate swap contract	—	16	16

March 2, 2019
Assets:
Money market funds	$2,015	$—	$2,015
Commercial paper	—	300	300
Municipal and corporate bonds	—	12,432	12,432
Liabilities:
Foreign currency forward/option contract	—	470	470

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

5.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill attributable to each reporting segment was:

In thousands	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at March 3, 2018	$143,308	$25,971	$1,120	$10,557	$180,956
Goodwill adjustments for purchase accounting	6,267	—	—	—	6,267
Foreign currency translation	(1,129)	(262)	—	—	(1,391)
Balance at March 2, 2019	148,446	25,709	1,120	10,557	185,832
Foreign currency translation	47	(103)	—	—	(56)
Balance at November 30, 2019	$148,493	$25,606	$1,120	$10,557	$185,776

The gross carrying amount of other intangible assets and related accumulated amortization was:

In thousands	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign Currency Translation	Net
November 30, 2019
Definite-lived intangible assets:
Customer relationships	$120,238	$(31,566)	$—	$(20)	$88,652
Other intangibles	41,033	(32,274)	—	(74)	8,685
Total definite-lived intangible assets	161,271	(63,840)	—	(94)	97,337
Indefinite-lived intangible assets:
Trademarks	45,421	—	—	21	45,442
Total intangible assets	$206,692	$(63,840)	$—	$(73)	$142,779
March 2, 2019
Definite-lived intangible assets:
Customer relationships	$122,816	$(26,637)	$—	$(2,578)	$93,601
Other intangibles	41,697	(31,634)	—	(850)	9,213
Total definite-lived intangible assets	164,513	(58,271)	—	(3,428)	102,814
Indefinite-lived intangible assets:
Trademarks	49,078	—	(3,141)	(516)	45,421
Total intangible assets	$213,591	$(58,271)	$(3,141)	$(3,944)	$148,235

Amortization expense on definite-lived intangible assets was $5.7 million and $10.5 million for the nine-month periods ended November 30, 2019 and December 1, 2018, respectively. Amortization expense of other identifiable intangible assets is included in selling, general and administrative expenses. At November 30, 2019, the estimated future amortization expense for definite-lived intangible assets was:

In thousands	Remainder of Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024
Estimated amortization expense	$1,982	$7,921	$7,915	$7,750	$7,563

6.	Debt

As of November 30, 2019, our total debt outstanding was $251.3 million, compared to $245.8 million as of March 2, 2019. During the second quarter of fiscal 2020, we amended the borrowing capacity of our prior credit facility to $235 million with a maturity of June 2024 and we established a $150 million term loan with a maturity of June 2020. Outstanding borrowings under the revolving credit facility were $80.5 million, as of November 30, 2019, and $225.0 million, as of March 2, 2019.

Our revolving credit facility and term loan contains two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At November 30, 2019, we were in compliance with both financial covenants. Additionally, at November 30, 2019, we had a total of $24.7 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2021 to 2032 and reduce borrowing capacity under the revolving credit facility.

At November 30, 2019, debt included $20.4 million of industrial revenue bonds that mature in fiscal years 2021 through 2043 and $0.4 million of long-term debt in Canada. The fair value of the industrial revenue bonds approximated carrying value at November 30, 2019, due to the variable interest rates on these instruments. All debt would be classified as Level 2 within the fair value hierarchy described in Note 4.

We also maintain two Canadian demand credit facilities totaling $12.0 million Canadian dollars. As of November 30, 2019 and March 2, 2019, no borrowings were outstanding under the facilities. Borrowings under these facilities are made available at the sole discretion of the lenders and are payable on demand.

Interest payments were $7.3 million and $7.2 million for the nine months ended November 30, 2019 and December 1, 2018, respectively.

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

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
In thousands	November 30, 2019	November 30, 2019
Operating lease cost	$3,445	$10,308
Short-term lease cost	427	1,606
Variable lease cost	843	2,223
Total lease cost	$4,715	$14,137

Other supplemental information related to leases was as follows:

Nine Months Ended
In thousands except weighted-average data	November 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$10,335
Lease assets obtained in exchange for new operating lease liabilities	$15,948
Weighted-average remaining lease term - operating leases	5.9 years
Weighted-average discount rate - operating leases	3.57%

Future maturities of lease liabilities are as follows:

In thousands	November 30, 2019
Remainder of Fiscal 2020	$3,366
Fiscal 2021	12,880
Fiscal 2022	11,256
Fiscal 2023	10,307
Fiscal 2024	8,147
Fiscal 2025	6,290
Thereafter	12,357
Total lease payments	64,603
Less: Amounts representing interest	(6,695)
Present value of lease liabilities	$57,908

As of November 30, 2019, we have no additional future operating lease commitments for leases that have not yet commenced.

Aggregate annual future rental commitments under operating leases with noncancellable terms of more than one year at March 2, 2019 were reported under previous lease accounting standards as follows:

In thousands	2020	2021	2022	2023	2024	Thereafter	Total
Total minimum payments	$14,888	11,787	9,669	8,772	6,735	16,806	$68,657

8.	Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At November 30, 2019, $833.9 million of these types of bonds were outstanding, of which $432.6 million is on our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

	Nine Months Ended
In thousands	November 30, 2019	December 1, 2018
Balance at beginning of period	$16,737	$22,517
Additional accruals	5,996	3,437
Claims paid	(7,807)	(8,398)
Balance at end of period	$14,926	$17,556

Additionally, we are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services segment and certain of our Architectural Framing Systems businesses. We manage the risk of these exposures through contract negotiations, proactive project management and insurance coverages. We have recorded an estimated liability related to a legacy EFCO project of $47.6 million and $42.8 million as of November 30, 2019 and March 2, 2019, respectively. This includes approximately $14.7 million recorded in the third quarter for estimated costs associated with project dispute resolution and other additional project costs. In the third quarter, upon confirmation of coverage by an insurer, we also recorded an insurance receivable of $15.0 million, included within other current assets on the consolidated balance sheets and within cost of sales on the consolidated results of operations. We received this payment subsequent to quarter-end.

Letters of credit
At November 30, 2019, we had $24.7 million of ongoing letters of credit, all of which have been issued under our committed revolving credit facility, as discussed in Note 6.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $146.0 million as of November 30, 2019.

New Markets Tax Credit (NMTC) transactions
We have entered into four separate NMTC programs to support our operational expansion, including two transactions completed in fiscal 2019. Proceeds received from investors on these transactions are included within other current and non-current liabilities on our consolidated balance sheets. The NMTC arrangements are subject to 100 percent tax recapture for a period of seven years from the date of each respective transaction. Therefore, upon the termination of each arrangement, these proceeds will be recognized in earnings in exchange for the transfer of tax credits. The direct and incremental costs incurred in structuring these arrangements have been deferred and are included in other current and non-current assets on our consolidated balance sheets. These costs will be recognized in conjunction with the recognition of the related proceeds on each arrangement. During the construction phase, we are required to hold cash dedicated to fund each capital project which is classified as restricted cash on our consolidated balance sheets. Variable-interest entities, which have been included within our consolidated financial statements, have been created as a result of the structure of these transactions, as investors in the programs do not have a material interest in their underlying economics.

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

Total share-based compensation expense included in the results of operations was $4.6 million for the nine-month period ended November 30, 2019 and $4.7 million for the nine-month period ended December 1, 2018.

Stock options and SARs
Stock option and SAR activity for the current nine-month period is summarized as follows:

Stock options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 2, 2019	100,341	$8.34
Awards exercised	—	—
Outstanding and exercisable at November 30, 2019	100,341	8.34	1.8 years	$3,000,196

No awards were exercised for the nine-months ended November 30, 2019. For the nine-months ended December 1, 2018, cash proceeds from the exercise of stock options were $0.2 million and the aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $0.6 million.

Nonvested shares and share units
Nonvested share activity for the current nine-month period is summarized as follows:

Nonvested shares and units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at March 2, 2019	286,613	$47.00
Granted	125,571	39.53
Vested	(128,333)	49.00
Canceled	(3,000)	43.08
Nonvested at November 30, 2019	280,851	42.78

At November 30, 2019, there was $6.9 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 20 months. The total fair value of shares vested during the nine months ended November 30, 2019 was $5.1 million.

10.	Employee Benefit Plans

The Company sponsors two frozen defined-benefit pension plans: an unfunded Officers’ Supplemental Executive Retirement Plan and the Tubelite Inc. Hourly Employees’ Pension Plan. Components of net periodic benefit cost were:

	Three Months Ended		Nine Months Ended
In thousands	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Interest cost	$123	$127	$369	$381
Expected return on assets	(46)	(10)	(138)	(30)
Amortization of unrecognized net loss	55	57	165	171
Net periodic benefit cost	$132	$174	$396	$522

11.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2017, or state and local income tax examinations for years prior to fiscal 2013. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2016, and there is limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The total liability for unrecognized tax benefits was approximately $5.2 million at November 30, 2019 and $5.1 million at March 2, 2019. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.4 million during the next 12 months due to lapsing of statutes.

12.	Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
In thousands	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Basic earnings per share – weighted average common shares outstanding	26,432	27,836	26,481	28,030
Weighted average effect of nonvested share grants and assumed exercise of stock options	318	320	295	274
Diluted earnings per share – weighted average common shares and potential common shares outstanding	26,750	28,156	26,776	28,304
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	152	170	152	92

13.	Segment Information

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

•	The LSO segment manufactures value-added glass and acrylic products primarily for framing and display applications.

	Three Months Ended		Nine Months Ended
In thousands	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Net sales from operations
Architectural Framing Systems	$165,517	$181,306	$533,432	$550,193
Architectural Glass	89,433	98,524	288,862	263,533
Architectural Services	69,043	72,828	195,787	220,051
Large-Scale Optical	24,405	23,377	66,449	64,522
Intersegment eliminations	(10,482)	(18,317)	(34,190)	(41,917)
Net sales	$337,916	$357,718	$1,050,340	$1,056,382
Operating income (loss) from operations
Architectural Framing Systems	$6,345	$12,903	$34,141	$43,554
Architectural Glass	4,092	5,851	16,951	9,168
Architectural Services	6,533	8,659	15,082	21,435
Large-Scale Optical	6,754	6,628	15,561	15,845
Corporate and other	(2,130)	(2,633)	(9,525)	(7,940)
Operating income	$21,594	$31,408	$72,210	$82,062

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

Highlights of Third Quarter and First Nine Months of Fiscal 2020 Compared to Third Quarter and First Nine Months of Fiscal 2019

Net sales
Consolidated net sales decreased 5.5 percent, or $19.8 million, for the third quarter ended November 30, 2019, and decreased 0.6 percent, or $6.0 million, for the nine-month period, compared to the same periods in the prior year. In the quarter, the decrease in sales was driven by three of our four segments, primarily a result of lower volumes in the Architectural Framing Systems segment, due to customer-driven schedule delays, and in the Architectural Glass segment, resulting from increased foreign competition. The Architectural Services segment also contributed to the decline in sales, as a result of timing of project activity, as expected. For the nine-month period, the decrease in sales was driven by expected project timing-related declines within the Architectural Services segment and by lower volumes as a result of customer-driven schedule delays within the Architectural Framing Systems segment, partially offset by improved volume in the Architectural Glass segment.

The relationship between various components of operations, as a percentage of net sales, is presented below:

	Three Months Ended		Nine Months Ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.0	76.5	77.0	76.4
Gross profit	22.0	23.5	23.0	23.6
Selling, general and administrative expenses	15.6	14.7	16.1	15.8
Operating income	6.4	8.8	6.9	7.8
Interest and other expense, net	0.5	0.8	0.6	0.6
Earnings before income taxes	5.9	8.0	6.3	7.2
Income tax expense	1.4	1.9	1.5	1.7
Net earnings	4.5%	6.1%	4.8%	5.5%
Effective tax rate	23.2%	23.5%	23.9%	23.8%

Gross profit

Gross profit as a percent of sales was 22.0 percent and 23.0 percent for the three- and nine-month periods ended November 30, 2019, respectively, compared to 23.5 percent and 23.6 percent for the three- and nine-month periods ended December 1, 2018, respectively. The decrease in the current quarter was largely driven by higher manufacturing costs and operational difficulties that we are addressing in some of the businesses in the Architectural Framing Systems segment, as well as reduced operating leverage on lower volumes in the Architectural Services segment. In the nine-month period, gross profit improvements in Architectural Glass were offset by the operational difficulties in the Architectural Framing Systems segment, as well as reduced operating leverage in the Architectural Services segment. Additionally, in the current fiscal year, start-up costs related to the new manufacturing facility for the small projects initiative within the Architectural Glass segment negatively impacted margin by 40 basis points in the quarter and 20 basis points in the year-to-date period.
Selling, general and administrative (SG&A) expenses
SG&A expenses as a percent of sales were 15.6 percent and 16.1 percent for the three- and nine-month periods ended November 30, 2019, respectively, compared to 14.7 percent and 15.8 percent in the prior year three- and nine-month periods, respectively. In both current year periods, SG&A increased as a percent of sales compared to the same period in the prior year, primarily due to costs for outside advisors and legal fees, some of which were offset by net recoveries related to acquired project matters. These matters are included within the Corporate and other category within Note 13, Segment Information.
Income tax expense
The effective tax rate in the third quarter of fiscal 2020 was 23.2 percent, compared to 23.5 percent in the same period last year, and 23.9 percent for the first nine months of fiscal 2020, compared to 23.8 percent in the prior-year period. The small changes in tax rate were driven by the mix of foreign income and the impact of state taxes for both the three- and nine-month periods of the current year, compared to the same periods of the prior year.

Segment Analysis

Architectural Framing Systems

	Three Months Ended			Nine Months Ended
In thousands	November 30, 2019	December 1, 2018	% Change	November 30, 2019	December 1, 2018	% Change
Net sales	$165,517	$181,306	(8.7)%	$533,432	$550,193	(3.0)%
Operating income	6,345	12,903	(50.8)%	34,141	43,554	(21.6)%
Operating margin	3.8%	7.1%		6.4%	7.9%
Architectural Framing Systems net sales declined $15.8 million, or 8.7 percent, and $16.8 million, or 3.0 percent, for the three- and nine-month periods ended November 30, 2019, respectively, compared to the prior-year periods. In both periods, the declines are due to lower volumes as a result of customer-driven schedule delays and operational difficulties.

Operating margin decreased 330 and 150 basis points for the three- and nine-month periods of the current year, respectively, compared to the same periods in the prior year, reflecting the lower volumes due to customer-driven schedule delays, as well as higher manufacturing costs and operational difficulties in two of the segment's businesses, which have been identified and are being addressed. Last year's third quarter and year-to-date periods also included $0.7 million and $4.7 million, respectively, of expense for the amortization of short-lived acquired intangible assets.
As of November 30, 2019, segment backlog was approximately $375 million, compared to approximately $385 million last quarter.
Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which is expected to be recognized as revenue. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. Backlog should not be used as the sole indicator of future segment revenue because we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog. We have strong visibility beyond backlog, as projects awarded, verbal commitments and bidding activities are monitored separately and not included in backlog. We use backlog as one of the metrics to evaluate sales trends in our long lead-time segments.

Architectural Glass

	Three Months Ended			Nine Months Ended
In thousands	November 30, 2019	December 1, 2018	% Change	November 30, 2019	December 1, 2018	% Change
Net sales	$89,433	$98,524	(9.2)%	$288,862	$263,533	9.6%
Operating income	4,092	5,851	(30.1)%	16,951	9,168	84.9%
Operating margin	4.6%	5.9%		5.9%	3.5%
Net sales decreased $9.1 million, or 9.2 percent, and increased $25.3 million, or 9.6 percent, for the three- and nine-month periods ended November 30, 2019, respectively, compared to the same periods in the prior year. The decrease in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 is primarily due to lower volumes as a result of increased foreign competition leveraging the strength of the U.S. dollar. For the nine-month period, the increase in sales compared to the same period last year is due to improved volume and mix on strong customer demand in the first half of our current fiscal year.
Operating margin decreased 130 basis points for the three-month period of the current year and increased 240 basis points for the nine-month period of the current year, respectively, compared to the same periods in the prior year. The decrease in the current quarter was due to start-up costs related to the new small projects initiative, as well as decreased volumes, somewhat offset by improved factory productivity. The margin increase in the nine-month of the current year period relates to operating leverage on higher volume and improved price and mix. Start-up costs related to the small projects initiative had a negative impact on margin of approximately 160 basis points and 100 basis points for the three- and nine-month periods of the current year, respectively.

Architectural Services

	Three Months Ended			Nine Months Ended
In thousands	November 30, 2019	December 1, 2018	% Change	November 30, 2019	December 1, 2018	% Change
Net sales	$69,043	$72,828	(5.2)%	$195,787	$220,051	(11.0)%
Operating income	6,533	8,659	(24.6)%	15,082	21,435	(29.6)%
Operating margin	9.5%	11.9%		7.7%	9.7%
As expected, Architectural Services net sales declined $3.8 million, or 5.2 percent, and $24.3 million, or 11.0 percent, for the three- and nine-month periods ended November 30, 2019, over the same periods in the prior year on lower volume due to timing of project activity.
Operating margin decreased 240 and 200 basis points for the three- and nine-month periods of the current year, compared to the same periods in the prior year, due to reduced leverage on the lower project volume.
As of November 30, 2019, segment backlog was approximately $607 million, compared to approximately $502 million last quarter. Backlog is defined within the Architectural Framing Systems discussion above.

Large-Scale Optical (LSO)

	Three Months Ended			Nine Months Ended
In thousands	November 30, 2019	December 1, 2018	% Change	November 30, 2019	December 1, 2018	% Change
Net sales	$24,405	$23,377	4.4%	$66,449	$64,522	3.0%
Operating income	6,754	6,628	1.9%	15,561	15,845	(1.8)%
Operating margin	27.7%	28.4%		23.4%	24.6%
LSO net sales increased 4.4 percent and 3.0 percent for the three- and nine-month periods ended November 30, 2019, over the same periods in the prior year due to improved sales mix. Operating margin decreased 70 and 120 basis points for the three- and nine-month periods ended November 30, 2019, compared to the same periods in the prior year, driven by reduced operating leverage.

Liquidity and Capital Resources

Selected cash flow data	Nine Months Ended
In thousands	November 30, 2019	December 1, 2018
Operating Activities
Net cash provided by operating activities	$53,601	$70,644
Investing Activities
Capital expenditures	(41,176)	(33,867)
Financing Activities
Borrowings on line of credit	108,000	294,500
Proceeds from issuance of term debt	150,000	—
Payments on line of credit	(252,500)	(278,000)
Repurchase and retirement of common stock	(20,010)	(23,313)
Dividends paid	(13,808)	(13,180)

Operating Activities. Cash provided by operating activities was $53.6 million for the first nine months of fiscal 2020, a decrease of $17.0 million compared to the prior-year period, primarily due to reduced net earnings and increased working capital requirements related to a legacy EFCO project, as well as timing of other working capital needs.

Investing Activities. Net cash used in investing activities was $41.4 million for the first nine months of fiscal 2020, primarily due to capital expenditures of $41.2 million, while in the first nine months of the prior year, net cash used by investing activities was $26.9 million, primarily due to capital expenditures of $33.9 million and net purchases of marketable securities of $3.2 million, offset by $12.3 million of proceeds from sales of property, plant and equipment. We estimate fiscal 2020 capital expenditures to be approximately $55 million, as we continue to make investments to drive growth and productivity improvements.

Financing Activities. Net cash used in financing activities was $30.9 million for the first nine months of fiscal 2020, compared to $21.2 million for the prior-year period, primarily due to reduced net borrowings in the current year. At November 30, 2019, we were in compliance with the financial covenants in our credit facility.

We paid dividends totaling $13.8 million ($0.525 per share) in the first nine months of fiscal 2020 compared to $13.2 million ($0.4725 per share) in the comparable prior-year period. In the first nine months of fiscal 2020, we repurchased 531,997 shares under our authorized share repurchase program, all during the first quarter, for a total cost of $20.0 million. In the first nine months of fiscal 2019, we repurchased 600,000 shares under our authorized share repurchase program, for a total cost of $23.3 million, all during the third quarter. We have purchased a total of 5,799,912 shares, at a total cost of $169.3 million, since the fiscal 2004 inception of this program. We currently have remaining authority to repurchase an additional 1,450,088 shares under this program.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of November 30, 2019:

	Payments Due by Fiscal Period
In thousands	Remainder of Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Debt obligations	$—	$155,400	$82,770	$1,085	$—	$12,000	$251,255
Operating leases (undiscounted)	3,366	12,880	11,256	10,307	8,147	18,647	64,603
Purchase obligations	59,463	84,960	1,306	127	127	—	145,983
Total cash obligations	$62,829	$253,240	$95,332	$11,519	$8,274	$30,647	$461,841

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

As of November 30, 2019, we had reserves of $5.2 million and $0.9 million for unrecognized tax benefits and environmental liabilities, respectively. We currently expect approximately $0.4 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At November 30, 2019, $833.9 million of these types of bonds were outstanding, of which $432.6 million is on our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

•	Revenue flat to down 1 percent over fiscal 2019.

•	Earnings per diluted share in the range of $2.15 to 2.30.

•	Capital expenditures of approximately $55 million.
Additionally, we are implementing an integration and cost reduction plan and are identifying procurement cost savings across the Company, which are expected to generate savings largely in fiscal 2021 and beyond.

Related Party Transactions
In the third quarter of fiscal 2020, Sotawall's principal facility, that had been leased from a company owned by an officer of Sotawall, was sold to an unrelated third party. No other significant changes have occurred with respect to related party transactions as set forth in our Annual Report on Form 10-K for the fiscal year ended March 2, 2019.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
September 1, 2019 to September 28, 2019	—	$—	—	1,450,088
September 29, 2019 to October 26, 2019	1,162	37.65	—	1,450,088
October 27, 2019 to November 30, 2019	—	—	—	1,450,088
Total	1,162	$37.65	—	1,450,088

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

10.1
Cooperation Agreement, dated November 10, 2019, by and among Apogee Enterprises, Inc. and Engaged Group. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on November 12, 2019.

10.2
Engaged Capital Waiver, effective October 31, 2019, by and among Apogee Enterprises, Inc. and Engaged Group. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 31, 2019.

10.3
Engaged Capital Waiver, effective October 10, 2019, by and among Apogee Enterprises, Inc. and Engaged Group. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 11, 2019.

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
101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2019 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of November 30, 2019 and March 2, 2019, (ii) the Consolidated Results of Operations for the three- and nine-months ended November 30, 2019 and December 1, 2018, (iii) the Consolidated Statements of Comprehensive Earnings for the three- and nine-months ended November 30, 2019 and December 1, 2018, (iv) the Consolidated Statements of Cash Flows for the nine-months ended November 30, 2019 and December 1, 2018, (v) the Consolidated Statements of Shareholders' Equity for the three- and nine-months ended November 30, 2019 and December 1, 2018, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page, formatted as Inline Extensible Business Reporting Language and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 9, 2020	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: January 9, 2020	By: /s/ James S. Porter
James S. Porter Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)