Form 10-K
period 2020-02-29
APOGEE ENTERPRISES, INC.
filed 2020-04-24
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-K
 _________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 0-6365
_________________________________
APOGEE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
 _________________________________

Minnesota				41-0919654
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

4400 West 78th Street	Suite 520	Minneapolis	Minnesota	55435
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (952) 835-1874

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.33 1/3 Par Value	APOG	The NASDAQ Stock Market LLC
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
As of August 31, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $981,000,000 (based on the closing price of $36.93 per share as reported on the NASDAQ Stock Market LLC as of that date).
As of April 22, 2020, 26,149,688 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC.
Annual Report on Form 10-K
For the fiscal year ended February 29, 2020

PART I
ITEM 1. BUSINESS

The Company
Apogee Enterprises, Inc. (Apogee, the Company or we) was incorporated under the laws of the State of Minnesota in 1949. We are a leader in the design and development of architectural products and services, providing architectural glass, aluminum framing systems and installation services for buildings, as well as value-added glazing products for custom picture framing.

Our Company has four reporting segments, with three of the segments serving the commercial construction market:

•
The Architectural Framing Systems segment designs, engineers, fabricates and finishes aluminum window, curtainwall, storefront and entrance systems comprising the exterior of buildings. For fiscal 2020, this segment accounted for approximately 49 percent of our net sales.

•	The Architectural Glass segment fabricates coated, high-performance glass used in custom window and wall systems. For fiscal 2020, this segment accounted for approximately 25 percent of our net sales.

•
The Architectural Services segment integrates technical services, project management, and field installation services to design, engineer, fabricate, and install building glass and curtainwall systems. For fiscal 2020, this segment accounted for approximately 20 percent of our net sales.

•
The Large-Scale Optical Technologies (LSO) segment manufactures value-added coated glass and acrylic products for custom framing, museum, and technical glass markets. For fiscal 2020, this segment accounted for approximately 6 percent of our net sales.

On June 12, 2017, we acquired the stock of EFCO Corporation (EFCO), a privately-held U.S. manufacturer of architectural aluminum window, curtainwall, storefront and entrance systems for commercial construction projects, for approximately $190 million. Results of operations for this business have been included in the consolidated financial statements and within the Architectural Framing Systems segment since the date of acquisition.

Strategy
Our strategy is to diversify revenue streams within the commercial construction industry and structure the business to provide more stable revenue growth and profit generation over an economic cycle. Our strategies are focused on diversification of end sectors served through growth from new geographies, new products and new markets, while improving margins through productivity, integration, project selection initiatives and rigorous cost management.

In an effort to reduce our exposure to the cyclical nature of the large-building segment of the commercial construction industry and to drive growth, we have expanded our capabilities to be able to serve small- and mid-sized projects in the Architectural Glass segment, have grown our North American geographic reach in the Architectural Framing Systems segment, and increased our focus on retrofit and renovation of windows and curtainwall within our Architectural Framing and Architectural Glass segments.

Specifically over the past fiscal year, in the Architectural Framing Systems segment, our focus was to drive margin improvement through increased productivity, cost management and integration/synergy activities, supply chain optimization, and new product development. In the Architectural Glass segment, we completed construction and began operation of our new fabrication facility designed to serve small-sized and quick-turn projects. In the Architectural Services segment, our emphasis is on maintaining consistent margins through focused project selection and execution, while continuing to deliver long-term organic growth through geographic expansion in line with our available project management capacity.

Within the LSO segment, our strategy is to continue to convert the domestic and international custom picture-framing and fine art markets from clear uncoated glass and acrylic products to value-added products that protect art from UV damage and minimize reflection, and to grow in newer display markets that desire value-added properties that our glass and acrylics products provide.

Across all our segments, we also regularly evaluate business development opportunities in adjacent sectors that will complement our existing portfolio. Finally, we are constantly working to improve the efficiency and productivity of our operations by implementing continuous improvement, lean manufacturing disciplines and automation.

Products and Services
Architectural Framing Systems, Architectural Glass and Architectural Services segments
These three segments serve the commercial construction industry and participate in various phases of the value chain to design, engineer, fabricate and install custom glass and aluminum window, curtainwall, storefront and entrance systems comprising the exterior of buildings in the commercial, institutional and high-end multi-family residential construction sectors.

Within our Architectural Framing Systems segment, we design, engineer and fabricate aluminum window, curtainwall, storefront and entrance systems. We also extrude aluminum and provide finishing services for metal components used in a variety of building materials applications, as well as for plastic components for other products.

In our Architectural Glass segment, we fabricate coated glass and apply high-performance coatings to uncoated glass to create a variety of aesthetic characteristics, unique designs and energy-efficiency. We also laminate layers of glass and vinyl for protection against hazards such as severe weather and blasts, and we temper, or heat strengthen, glass to provide additional strength. Much of our high-performance glass is made-to-order and is typically fabricated into insulating and/or laminated glass units for window, curtainwall, storefront or entrance systems.

By integrating technical capabilities, project management skills and field installation services, our Architectural Services segment provides design, engineering, fabrication and installation services for the exterior of commercial buildings. Our ability to efficiently design high-quality window and curtainwall systems and effectively manage the installation of building façades enables our customers to meet the schedule and cost requirements of their jobs.

Our product and service offerings allow architects to create distinctive looks for commercial building such as office towers, hotels, education and athletic facilities, health care facilities, government buildings, retail centers and multi-family residential buildings, while meeting functional requirements such as energy efficiency, hurricane, blast and other impact resistance and/or sound control.

LSO segment
The LSO segment provides coated glass and acrylic primarily for use in custom picture framing, museum framing, wall decor and technical glass for other display applications. Products vary based on size and coatings to provide conservation-grade UV protection, anti-reflective and anti-static properties and/or security features.

Product Demand and Distribution Channels
Architectural Framing Systems, Architectural Glass and Architectural Services segments
Demand for the products and services offered by our Architectural segments is affected by changes in the North American commercial construction industry, as well as by changes in general economic conditions. Additionally, the Architectural Glass segment has operations in Brazil and is also impacted by Brazil's commercial construction industry and general economic conditions.

We look at several external indicators to analyze potential demand for our products and services, such as U.S. and Canadian job growth, office vacancy rates, credit and interest rates available for commercial construction projects, architectural billing statistics and material costs. We also rely on internal indicators to analyze demand, including our sales pipeline, which is made up of contracts in review, projects awarded or committed, and bidding activity. Our sales pipeline, together with ongoing feedback, analysis and data from our customers, architects and building owners, provide visibility into near- and medium-term future demand. Additionally, we evaluate data on U.S. and Canadian non-residential construction market activity, industry analysis and longer-term trends provided by external data sources.

Our architectural products and services are used in subsets of the construction industry differentiated by the following types of factors:

•
Building type - Our products and services are primarily used in commercial buildings (office buildings, hotels and retail centers) and institutional buildings (education facilities, health care facilities and government buildings), as well as in high-end multi-family residential buildings (a subset of residential construction).

•
Level of customization - Many of our projects involve a high degree of customization, as the product or service is designed to meet customer-specified requirements for aesthetics, performance and size, and local building codes.

•
Customers and distribution channels - Our customers are mainly glazing subcontractors and general contractors, with project design being influenced by architects and building owners. Our high-performance architectural glass is primarily sold using both a direct sales force and independent sales representatives. Our installation services are sold by a direct sales force in certain metropolitan areas in the U.S. Our window, curtainwall, storefront and entrance systems are sold using a combination of direct sales forces, independent sales representatives and distributors.

•
Geographic location - We primarily supply architectural glass products and aluminum framing systems, including window, curtainwall, storefront and entrance systems, to customers in North America. We are one of only a few architectural glass installation service companies in the U.S. to have a national presence and we have the ability to provide remote installation project management throughout the U.S. Our Architectural Glass segment also supplies architectural glass products to customers in Brazil and certain other international locations.

LSO segment
In our LSO segment, we have a leading brand of value-added coated glass and acrylic used in the custom picture-framing market and museum market. Under the Tru Vue brand, products are sold primarily in North America through national and regional retail chains using a direct sales force, as well as through local retailers using an independent distribution network. We also supply our glass, acrylic and other products to museums, galleries and other organizations in Europe and other international locations through independent distributors.

Competitive Conditions
Architectural Framing Systems, Architectural Glass and Architectural Services segments
The North American commercial construction market is highly fragmented. Competitive factors include price, product quality, product attributes and performance, reliable service, on-time delivery, lead-time, warranty and the ability to provide project management, technical engineering and design services. To protect and enhance our competitive position, we maintain strong relationships with building owners, architects, who influence the selection of products and services on a project, and with general contractors, who initiate projects and develop specifications.

There is a great deal of competition in the North America commercial window and storefront manufacturing industry, and our Architectural Framing Systems segment competes against several national, regional and local aluminum window and storefront manufacturers, as well as regional paint and anodizing finishing companies. Our businesses compete by providing high-quality products, innovation, reliable on-time delivery and short lead times.

In our Architectural Glass segment, we experience competition from regional glass fabricators who can provide certain products with attributes similar to our products. Within the market sector for large, complex projects, we encounter competition from international companies and large regional fabricators, some of which have benefited from the relative strength of the U.S. dollar and lower fabrication costs in recent years. We differentiate ourselves by providing high-quality, innovative and customizable products, short lead times, and strong customer service.

Our Architectural Services segment competes against national and regional glass installation companies. We distinguish ourselves from these competitors through our strong project management and our track record of regularly meeting each project's unique execution requirements.

LSO segment
Product attributes, price, quality, marketing and service are the primary competitive factors in the LSO segment. Our competitive strengths include our excellent relationships with customers, innovative marketing programs and the performance of our value-added products. We compete with certain European and U.S. valued-added glass and acrylic companies.

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

Sources and Availability of Raw Materials
Materials used in the Architectural Framing Systems segment include aluminum billet and extrusions, fabricated glass, plastic extrusions, hardware, paint and chemicals. Raw materials used within the Architectural Glass segment include flat glass, vinyl, silicone sealants and lumber. Within the Architectural Services segment, materials used include fabricated glass, finished aluminum extrusions, fabricated metal panels and hardware. Materials used in the LSO segment are primarily glass and acrylic. Most of our raw materials are readily available from a variety of domestic and international sources.

Trademarks and Patents
We have several trademarks and trade names that we believe have significant value in the marketing of our products, including APOGEE®. Trademark registrations in the U.S. are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.
Within the Architectural Framing Systems segment, LINETEC®, WAUSAU WINDOW AND WALL SYSTEMS®, TUBELITE®, ADVANTAGE BY WAUSAU®, 300ES®, FINISHER OF CHOICE®, THERML=BLOCK®, MAXBLOCK®, DFG®, ECOLUMINUM®, ALUMINATE®, GET THE POINT!®, FORCEFRONT®, SOTAWALL®, SOTA®, HYBRID-WALL®,

EFCO®, TERRASTILE®, THERMASTILE®, TRIPLE SET®, ULTRADIZE®, ULTRAFLUR®, ULTRALINE®, ULTRAPON® and XTHERM® are registered trademarks. CUSTOM WINDOW™, INVENT™, INVENT.PLUS™, INVENT RETRO™, INVISION™, CLEARSTORY™, EPIC™, HERITAGE™, VISULINE™, SEAL™, SUPERWALL™, CROSSTRAK™, HP-Wall™, VersaTherm™, E-Strut™, E-Shade™, E-Lite™, Series 960 Wall™, Durastile™ and X Force™ are unregistered trademarks. ALUMICOR™, BUILDING EXCELLENCE™, TerraPorte 7600 Out-Swing accessABLE™, ThermaSlide™ 7000, Integra 6000™ and ThermaSlide™ are unregistered trademarks in Canada.
Within the Architectural Glass segment, VIRACON®, DIGITALDISTINCTIONS®, ROOMSIDE®, EXTREMEDGE®, BUILDING DESIGN®, GLASS IS EVERYTHING®, CLEARPOINT®, CYBERSHIELD®, STORMGUARD®, ACCELERATING YOUR ARCHITECTURAL GLASS®, VELOCITY, AN APOGEE COMPANY® and VTS® are registered trademarks. VIRASPAN™ is an unregistered trademark. In addition, GLASSECVIRACON®, GLASSEC®, INSULATTO® and BLINDATTO® are registered trademarks in Brazil.
Within the Architectural Services segment, HARMON®, H DESIGN®, HARMON GLASS®, HI-7000®, BUILDING TRUST IN EVERYTHING WE DO ® and INNOVATIVE FAÇADE SOLUTIONS® are registered trademarks. UCW-8000™, HI-8500™, HI-9000™, SMU-6000™ and HPW-250™ are unregistered trademarks.
Within the LSO segment, TRU VUE®, CONSERVATION CLEAR®, CONSERVATION REFLECTION CONTROL®, ULTRAVUE®, MUSEUM GLASS®, OPTIUM®, PREMIUM CLEAN®, REFLECTION CONTROL®, AR REFLECTION-FREE®, OPTIUM ACRYLIC®, OPTIUM MUSEUM ACRYLIC®, CONSERVATION MASTERPIECE®, CONSERVATION MASTERPIECE ACRYLIC®, TRU VUE AR®, STATICSHIELD®, TRULIFE®, and VISTA AR® are registered trademarks. TRULIFE INFINITY FRAME™, PREMIUM CLEAR™, THE DIFFERENCE IS CLEAR™ and TRU FRAMEABLE MOMENTS™ are unregistered trademarks.

We have several patents pertaining to our glass coating methods and products, for hybrid window wall/curtainwall systems and methods of installation, and for our UV coating and etch processes for anti-reflective glass for the picture framing industry and fine art market. Despite being a point of differentiation from our competitors, no single patent is considered to be material.

Seasonality
Activity in the construction industry is impacted by the seasonal impact of weather and weather events in our operating locations, with activity in some markets reduced in winter due to inclement weather.

Working Capital Requirements
Trade and contract-related receivables and other contract assets are the largest components of our working capital. Inventory requirements, mainly related to raw materials, are most significant in our Architectural Framing Systems and Architectural Glass segments.

Backlog
Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which may be expected to be recognized as revenue in the future. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. In addition to backlog, we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog. We have strong visibility beyond backlog, as projects awarded, verbal commitments and bidding activities are not included in backlog.

Architectural Framing Systems segment backlog, net of intersegment eliminations, grew to $429.6 million at year-end, compared to $399.5 million at the end of the prior year, due primarily to strong order activity, particularly of longer lead-time contracts. We expect approximately 60 percent of the backlog in this segment to be fulfilled in fiscal 2021, with the remainder expected to be filled in fiscal 2022 and beyond; however, the timing of backlog may be impacted by project delays resulting from the COVID-19 pandemic.

Architectural Glass segment backlog as of year-end was $31.0 million, net of intersegment eliminations, compared to $71.3 million at the end of the prior year, due to reduced lead times, fulfillment of orders at year-end and lower order activity. We expect all of the backlog to be fulfilled in fiscal 2021.

Backlog in the Architectural Services segment as of year-end was $659.7 million, compared to $444.0 million at the end of the prior year, due to strong contract activity during fiscal 2020. We expect approximately 40 percent of the backlog in this segment to be filled during fiscal 2021, with the remainder expected to be filled in fiscal 2022 and beyond; however, the timing of backlog may be impacted by project delays resulting from the COVID-19 pandemic.

Backlog is not a significant metric for the LSO segment, as orders are typically booked and billed within a short time-frame.

Environment
We use hazardous materials in our manufacturing operations, and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing the storage and use of these materials and disposal of wastes. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that enable us to properly manage the regulated materials used in and wastes created by our manufacturing processes. We believe we are currently in material compliance with such laws and regulations. While we will continue to incur environmental compliance costs for our ongoing manufacturing operations, we do not expect these to be material to our consolidated financial statements. At one manufacturing facility in our Architectural Framing Systems segment, we are continuing to work to remediate historical environmental impacts. These remediation activities are being conducted without significant disruption to our operations.

Employees
The Company had approximately 7,200 and 7,000 employees on February 29, 2020 and March 2, 2019, respectively. At February 29, 2020, 669 of these employees were represented by U.S. labor unions.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Positions with Apogee Enterprises and Past Experience
Joseph F. Puishys	61
Chief Executive Officer and President of the Company since 2011. President of Honeywell's Environmental and Combustion Controls division from 2008 through 2011, President of Honeywell's Building Solutions from 2005 through 2008.

James S. Porter	59	Chief Financial Officer since 2005 and Executive Vice President since 2015. Vice President of Strategy and Planning from 2002 through 2005.
Curtis Dobler	55	Executive Vice President and Chief Human Resources Officer since April 2019. Executive Vice President and Chief Human Resources Officer at Associated Materials, Inc. from 2015 through 2019.
Patricia A. Beithon	66	General Counsel and Corporate Secretary since 1999.
Brent C. Jewell	45
President of Architectural Framing Systems Segment since August 2019. Senior Vice President, Business Development and Strategy from May 2018 to August 2019. Senior leadership positions at Valspar's General Industrial Americas and North America Wood Coatings divisions from 2010 to 2017.

ITEM 1A. RISK FACTORS

Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or our other filings with the Securities and Exchange Commission, could have a material adverse impact on our business, financial condition or results of operations.

The novel coronavirus (COVID-19) pandemic, efforts to mitigate the pandemic, and the related weakening economic conditions, have impacted our business and could have a significant negative impact on our operations, liquidity, financial condition and financial results
In the last quarter of our fiscal 2020, a novel strain of coronavirus, COVID-19, started to impact the global economic environment causing extreme volatility and uncertainty in global markets. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic and we started to see certain impacts to our business. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, and government orders to "stay in place" have adversely affected work forces, economies and financial markets globally. Quarantines and "stay in place" orders, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to our supply chain or our customers, will adversely impact our sales and operating results and has resulted in some project delays. In addition, the pandemic has resulted in an economic downturn that could affect the ability of our customers to obtain financing for projects and therefore impact demand for our products and services. Order lead times could be extended or delayed and our pricing or pricing of suppliers for needed materials could increase. Some critical materials, products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, we are considering alternative product sourcing in the event that material supply becomes problematic.

To date, we have experienced some delays in commercial construction projects due to COVID-19. While the construction and construction-related industries are considered an "essential service" in most jurisdictions in which we operate, site closures or project delays have occurred and increased social distancing and health-related precautions are required on many work sites, which may cause additional project delays and additional costs to be incurred. Within the LSO segment, we also experienced the temporary closure of many of our customer's retail locations and we temporarily shut down our factories in this segment to comply with government "stay in place" orders. We expect this global pandemic to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 will impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate severity and spread of the disease, the duration of the outbreak, travel restrictions and social distancing requirements in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Given the speed and frequency of continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the impact to our results of operations, liquidity or financial position. To the extent that our customers and suppliers are adversely impacted by the coronavirus outbreak, this could reduce the availability, or result in delays, of materials or supplies, or delays in customer payments, which in turn could materially interrupt our business operations and/or impact our liquidity.

Global instability and uncertainty arising from events outside of our control, such as significant natural disasters, political crises, public health crises and pandemics, and/or other catastrophic events
Natural disasters, political crises, public health crises, such as the current COVID-19 pandemic, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend, have broader adverse impacts on the commercial construction market, consumer confidence and spending, and/or impact the well-being of our employees and ability to operate our facilities. These types of disruptions or other events outside of our control could affect our business negatively, cause delays or cancellation of commercial construction projects or cause us to temporarily close our facilities, harming our operating results. In addition, if any of our facilities, including our manufacturing, finishing or distribution facilities, or the facilities of our suppliers, third-party service providers, or customers, is affected by natural disasters, political crises, public health crises, and other catastrophic events or events outside of our control, our business and operating results could suffer.

North American and global economic and industry-related business conditions
Our Architectural Framing Systems, Architectural Glass and Architectural Services segments are dependent on North American economic conditions and the somewhat cyclical nature of the North American commercial construction industry. The commercial construction industry is impacted by macroeconomic trends such as availability of credit, employment levels, consumer confidence, interest rates and commodity prices. To the extent changes in these factors negatively impact the overall commercial construction industry, our revenue and profits could be significantly reduced.

Our LSO segment primarily depends on the strength of the retail custom picture framing industry. This industry is highly dependent on consumer confidence and the conditions of the U.S. economy. A decline in consumer confidence, whether as a result of an economic slowdown (due to COVID-19 concerns discussed above or otherwise), uncertainty regarding the future or other factors, could result in a decrease in net sales and operating income of this segment.

Foreign currency impacts
When the U.S. dollar strengthens against foreign currencies, imports of products into the U.S. produced by international competitors become more price competitive and exports of our U.S.-fabricated products become less price competitive. If we are not able to counteract these types of price pressures through superior quality and service, our net sales and operating income could be negatively impacted. Additionally, our international subsidiaries report their results of operations and financial position in their relevant functional currencies (local country currency), which are then translated into U.S. dollars. As the relationship between these currencies and the U.S. dollar changes, there could be a negative impact on our reported results and financial position.

New competitors or specific actions of our existing competitors
We operate in competitive industries where the actions of our existing competitors or new competitors could result in loss of customers and/or market share. Changes in our competitors' products, prices or services could negatively impact our share of demand, net sales or margins.

Our Architectural Framing Systems and Architectural Glass segments have seen an increase in imports of products into the U.S. from international suppliers due to the relative strength of the U.S. dollar. If foreign imports occur at increased levels for extended periods of time, our net sales and margins could be negatively impacted.

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
Goodwill and indefinite-lived intangible asset impairment
Our assets include a significant amount of goodwill and indefinite-lived intangible assets. We evaluate goodwill and indefinite-lived intangibles for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. The assessment of impairment requires determination of estimated fair value, generally using a discounted cash flow analysis, which involves significant judgment and projections about future performance.

Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a qualitative or quantitative analysis. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. Each of our nine business units represents a reporting unit for the goodwill impairment analysis. Based on our analysis, the estimated fair value of each reporting unit and indefinite-lived intangible asset exceeded its carrying value and, therefore, impairment was not indicated. However, the estimated fair value did not exceed carrying value by a significant margin for two of our reporting units within the Architectural Framing Systems segment, Sotawall and Alumicor, which had goodwill balances of $21.0 million and $14.1 million, respectively, at February 29, 2020. We utilized a discount rate of 9.4 percent in determining the discounted cash flows in our fair value analysis and a long-term growth rate of 3.0 percent. If our discount rate were to increase by 20 basis points, the fair value of these reporting units would fall below carrying value, which would indicate impairment of the goodwill. Additionally, this discounted cash flow analysis is dependent upon achieving forecasted levels of revenue and profitability. If revenue or profitability were to fall below forecasted levels, or if market conditions were to decline in a material or sustained manner, impairment would be indicated at these reporting units, and potentially at our other reporting units. Subsequent to year-end, we have begun to see impacts from COVID-19 that will likely have a negative impact on our forecasted revenue and profitability and this, along with the decline in our stock price and other market conditions, could result in an indication of impairment of goodwill in our first quarter of 2021.

Fair value of our indefinite-lived intangible assets is measured using the relief-from-royalty method. This method assumes the trade name or trademark has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from the asset. This method requires estimation of the future revenue from the related asset, the appropriate royalty rate, and the weighted average cost of capital. Based on our analysis, the estimated fair value of each indefinite-lived intangible asset exceeded its carrying value and, therefore, impairment was not indicated. In determining the discounted future revenue in our fair value analysis, we assumed a discount rate of 9.4 percent, a royalty rate of 1.0 percent, and a long-term growth rate of 3.0 percent. If future revenue were to fall below forecasted levels or if market conditions were to decline in a material or sustained manner, due to COVID-19 or otherwise, we could incur a non-cash impairment charge that would negatively impact our net earnings for the fiscal period in which the charge was recorded.

Effective utilization and management of our manufacturing capacity
Near-term performance depends, to a significant degree, on our ability to provide sufficient available capacity and appropriately utilize existing production capacity. The failure to successfully maintain existing capacity, or manage unanticipated interruptions in production, successfully implement planned capacity expansions, and/or make timely investments in additional physical capacity and supporting technology systems could adversely affect our operating results.

Loss of key personnel and inability to source sufficient labor
Our success depends on the skills of the Company's leadership, construction project managers and other key technical personnel, and our ability to secure sufficient manufacturing and installation labor. In recent years, strong residential and commercial construction and low U.S. unemployment has caused increased competition for experienced construction project managers and other labor. If we are unable to retain existing employees, provide a safe and healthy working environment, and/or recruit and train additional employees with the requisite skills and experience, our operating results could be adversely impacted.

Supply chain management, including availability and price of materials used in our products
Our Architectural Framing Systems and Architectural Services segments use aluminum as a significant input to their products. While we structure many of our supply agreements in a way to moderate the effects of fluctuations in the market for raw aluminum and we endeavor to adjust our pricing to offset potential impacts, operating results could be negatively impacted by price movements in the market for raw aluminum. In recent years, we have seen increased volatility in the price of aluminum that we purchase from both domestic and international sources. Due to our Architectural Framing Systems segment presence in Canada, we have significant cross-border activity, as our Canadian businesses purchase inputs from U.S.-based suppliers and sell to U.S.-based customers.  A significant change in U.S. trade policy with Canada could therefore have an adverse impact on our net sales and operating results.

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

Our suppliers are subject to the fluctuations in general economic cycles, and global economic conditions may impact their ability to operate their businesses, including recent impacts from the evolving COVID-19 pandemic. They may also be impacted by the increasing costs or availability of raw materials, labor and distribution, resulting in demands for less attractive contract terms or an inability for them to meet our requirements or conduct their own businesses. The performance and financial condition of a supplier may cause us to alter our business terms or to cease doing business with a particular supplier, or change our sourcing practices generally, which could in turn adversely affect our business and financial condition. Further, the potential impact of COVID-19 could adversely impact our suppliers and result in our inability to purchase needed materials in a timely manner or to achieve our targeted procurement cost reductions.

If we encounter problems with distribution, our ability to deliver our products to market could be adversely affected. Our operations are vulnerable to interruptions in the event of work stoppages, whether due to health concerns such as COVID-19 or otherwise, labor disputes or shortages and natural disasters that may affect our distribution and transportation to job sites. Moreover, our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to data and system security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. If we encounter problems with our distribution system, our ability to meet customer and consumer expectations, manage inventory, manage transportation-related costs, complete sales and achieve operating efficiencies could be adversely affected.

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

Project management and installation issues
Some of our segments are awarded fixed-price contracts that include material supply and installation services. Often, bids are required before all aspects of a construction project are known. An underestimate in the amount of labor required and/or cost of materials for a project; a change in the timing of the delivery of product; system design errors; difficulties or errors in execution; or significant project delays, caused by us or other trades, could result in failure to achieve the expected results. Any one or more of such issues could result in losses on individual contracts that could negatively impact our operating results.

Specifically, we have a large construction project that is nearing completion but continues to experience certain project delays that have resulted in significant additional costs and ongoing negotiations with our customer. These and any further delays or project difficulties could have additional negative impact on our operating results.

Customer dependence in the LSO segment
The LSO segment is highly dependent on a relatively small number of customers for its sales, while working to grow in new markets and with new customers. Accordingly, loss of a significant customer, a significant reduction in pricing, or a shift to a less favorable mix of value-added picture framing glass or acrylic products for one or more of those customers could materially reduce LSO net sales and operating results. Recently, many customers in this segment temporarily closed retail outlets as a result of "stay in place" orders within the United States, resulting in reduced demand for our product. In response to this changing retail environment, the LSO segment has temporarily reduced production and labor, and furloughed employees. We expect this situation to result in a significant reduction in sales in our first quarter of fiscal 2021, however, we are unable to estimate the severity or longer-term impact resulting from this COVID-19 pandemic on our business in this segment. If demand continues to remain depressed, it could have a material adverse effect on the operating results of this segment.

Results can differ significantly from our expectations and the expectations of analysts
Our sales and earnings guidance and resulting external analyst estimates are largely based on our view of our business and the broader commercial construction market. Further, there is additional risk in our ability to accurately forecast and provide guidance in the current environment, given the rapidly evolving conditions as a result of the COVID-19 pandemic. Failure to meet our guidance or analyst expectations for net sales and earnings would have an adverse impact on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table lists, by segment, the Company's major properties as of February 29, 2020.

Property Location	Owned/ Leased	Function
Architectural Framing Systems segment
Wausau, WI	Owned	Manufacturing/Administrative
Stratford, WI	Owned	Manufacturing
Reed City, MI	Owned	Manufacturing
Walker, MI	Leased	Manufacturing/Administrative
Dallas, TX	Leased	Manufacturing
Toronto, ON Canada	Leased	Manufacturing/Warehouse/Administrative
Brampton, ON Canada	Leased	Manufacturing/Warehouse/Administrative
Springfield, MO	Leased	Manufacturing/Warehouse/Administrative
Monett, MO	Owned	Manufacturing/Warehouse/Administrative
Architectural Glass segment
Owatonna, MN	Owned	Manufacturing/Administrative
Statesboro, GA	Owned	Manufacturing/Warehouse
Dallas, TX	Leased	Manufacturing/Warehouse
Nazaré Paulista, Brazil	Owned(1)	Manufacturing/Administrative
Architectural Services segment
Minneapolis, MN	Leased	Administrative
West Chester, OH	Leased	Manufacturing
Mesquite, TX	Leased	Manufacturing
Glen Burnie, MD	Leased	Manufacturing
Orlando, FL	Leased	Manufacturing
LSO segment
McCook, IL	Owned	Manufacturing/Warehouse/Administrative
Faribault, MN	Owned	Manufacturing/Administrative
Other
Minneapolis, MN	Leased	Administrative

(1)	This is an owned facility; however, the land is leased from the city.

ITEM 3. LEGAL PROCEEDINGS

Murray Mayer v. Apogee Enterprises, Inc., et al

On November 5, 2018, Murray Mayer, individually and on behalf of all others similarly situated, filed a purported securities class action lawsuit against the Company and our Chief Executive Officer and our Chief Financial Officer in the United States District Court for the District of Minnesota. On February 26, 2019, the Court appointed as lead plaintiffs the City of Cape Coral Municipal Firefighters’ Retirement Plan and the City of Cape Coral Municipal Police Officers’ Retirement Plan. On April 26, 2019, the lead plaintiffs filed an amended complaint. The amended complaint seeks an unspecified amount of damages, attorney's fees and costs. On March 25, 2020, the District Court granted the Company's motion to dismiss without prejudice this matter.

Justin Buley v. Apogee Enterprises, Inc. et al

On December 17, 2018, Justin Buley filed a derivative lawsuit, purportedly on behalf of the Company, against our Chief Executive Officer, our Chief Financial Officer and certain of our non-executive members of our Board of Directors, in the Fourth Judicial District of the State of Minnesota. The complaint alleges claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks an unspecified amount of damages and equitable relief, including requiring the Company to offer our shareholders the opportunity to vote for certain amendments to our Bylaws or Articles of Incorporation purporting to improve identified corporate governance practices. This matter has been stayed pending resolution of a motion to dismiss in the Mayer action described above. We intend to vigorously defend this matter.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Apogee common stock is traded on the NASDAQ Stock Market under the ticker symbol "APOG". As of April 7, 2020, there were 1,126 shareholders of record and 9,877 shareholders for whom securities firms acted as nominees.

Dividends
Quarterly, the Board of Directors evaluates declaring dividends based on operating results, available funds and the Company's financial condition. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly and annual cumulative cash dividends per share for the past three fiscal years.

Fiscal Year	First	Second	Third	Fourth	Total
2020	$0.1750	$0.1750	$0.1750	$0.1875	$0.7125
2019	0.1575	0.1575	0.1575	0.1750	0.6475
2018	0.1400	0.1400	0.1400	0.1575	0.5775

Purchases of Equity Securities by the Company
The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
December 1, 2019 through December 28, 2019	15,000	$31.77	15,000	1,435,088
December 29, 2019 through January 25, 2020	90,000	33.13	90,000	2,345,088
January 26, 2020 through February 29, 2020	57,177	32.82	50,000	2,295,088
Total	162,177	$32.95	155,000	2,295,088
(a) The shares in this column represent the total number of shares that were repurchased by us pursuant to our publicly announced repurchase program, plus the shares surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation.

(b) In fiscal 2004, announced on April 10, 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock. The Board increased the authorization by 750,000 shares, announced on January 24, 2008; by 1,000,000 shares on each of the announcement dates of October 8, 2008, January 13, 2016, January 9, 2018, and January 14, 2020; and by 2,000,000 shares, announced on October 3, 2018. The repurchase program does not have an expiration date.

Comparative Stock Performance
The graph below compares the cumulative total shareholder return on a $100 investment in our common stock for the last five fiscal years with the cumulative total return on a $100 investment in the Standard & Poor's Small Cap 600 Growth Index and the Russell 2000 Index. The graph assumes an investment at the close of trading on February 27, 2015, and also assumes the reinvestment of all dividends.

	2015	2016	2017	2018	2019	2020
Apogee	$100.00	$86.79	$129.59	$99.06	$82.45	$70.43
S&P Small Cap 600 Growth Index	100.00	91.76	120.34	135.21	145.19	135.65
Russell 2000 Index	100.00	85.29	116.43	129.60	136.18	128.31

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

	Fiscal Year
(In thousands, except per share data and percentages)	2020	2019	2018(1)	2017(2)(3)	2016
Results of Operations Data
Net sales	$1,387,439	$1,402,637	$1,326,173	$1,114,533	$981,189
Gross profit	318,959	293,565	333,518	292,023	243,570
Operating income	87,848	67,284	114,284	122,225	97,393
Net earnings	61,914	45,694	79,488	85,790	65,342
Earnings per share - basic	2.34	1.64	2.79	2.98	2.25
Earnings per share - diluted	2.32	1.63	2.76	2.97	2.22
Cash dividends per share	0.7125	0.6475	0.5775	0.5150	0.4550
Balance Sheet Data
Total assets	1,128,991	1,068,168	1,022,320	784,658	657,440
Long-term debt	217,900	245,724	215,860	65,400	20,400
Shareholders' equity	516,778	496,317	511,355	470,577	406,195
Other Data
Gross profit as a percentage of sales	23.0%	20.9%	25.1%	26.2%	24.8%
Operating income as a percentage of sales	6.3%	4.8%	8.6%	11.0%	9.9%
Return on average invested capital(4)	8.4%	5.6%	9.3%	14.3%	12.7%

(1)	Includes the acquisition of EFCO in June 2017.

(2)	Fiscal 2017 contained 53 weeks. Each of the other periods presented contained 52 weeks.

(3)	Includes the acquisition of Sotawall in December 2016.

(4)
Return on average invested capital is a non-GAAP measure that we define as [operating income x 0.75]/average invested capital. We believe this measure is useful in understanding operational performance over time. This non-GAAP measure should be viewed in addition to, and not as an alternative to, the reported financial results of the company prepared in accordance with GAAP. Other companies may calculate this measure differently from us, thereby limiting the usefulness of the measure for comparison with others.

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

Overview
We are a leader in the design and development of value-added glass and metal products and services. Our four reporting segments are: Architectural Framing Systems, Architectural Glass, Architectural Services and Large-Scale Optical Technologies (LSO).

During fiscal 2020, we continued to focus on strategies to diversify and strengthen our revenue streams, through geographies, markets and project sizes served, in addition to focusing on good project selection, in order to improve the stability of our business throughout an economic cycle. We also focused on driving productivity, good cost management and integration/synergy activities, throughout our operations. We continue to execute a balanced capital allocation approach to invest in the business for growth and margin expansion while also returning capital to shareholders.

Fiscal 2020 summary of results:

•	Consolidated net sales were $1.4 billion, a decrease of 1 percent over fiscal 2019.

•	Operating income was $87.8 million, an increase of 31 percent from $67.3 million in the prior year.

•	Diluted EPS was $2.32, compared to $1.63 in the prior year, an increase of 42 percent.

•
Adjusted operating income was $90.0 million, a decrease of 22.6 percent compared to the prior year, and adjusted diluted EPS was $2.38 in fiscal 2020, a decrease of 22.3 percent compared to the prior year. Refer to the table below for details of these adjusted amounts.

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

Reconciliation of Non-GAAP Financial Information
Adjusted Operating Income and Adjusted Net Earnings per Diluted Common Share
(Unaudited)
			Diluted per share amounts
	Year-ended		Year-ended
(In thousands)	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
Operating income	$87,848	$67,284	$2.32	$1.63
Cooperation agreement advisory costs	2,776	—	0.10	—
Acquired EFCO project matters	(635)	40,948	(0.02)	1.46
Amortization of short-lived acquired intangibles	—	4,894	—	0.17
Impairment charge	—	3,141	—	0.11
Income tax impact on above adjustments	N/A	N/A	(0.02)	(0.41)
Adjusted operating income	$89,989	$116,267	$2.38	$2.96

Results of Operations
Net Sales

(Dollars in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net sales	$1,387,439	$1,402,637	$1,326,173	(1.1)%	5.8%

Fiscal 2020 Compared to Fiscal 2019
Net sales in fiscal 2020 decreased by 1.1 percent compared to fiscal 2019, driven by expected project timing-related decreases within the Architectural Services segment and by lower volumes at certain businesses within the Architectural Framing Systems segment, partially offset by improved volume in the Architectural Glass segment.

Fiscal 2019 Compared to Fiscal 2018
Net sales in fiscal 2019 increased by 5.8 percent compared to fiscal 2018, driven by strong project execution in the Architectural Services segment, as well as growth from our Architectural Framing segment, primarily due to the addition of EFCO (acquired in June 2017) for the full period, partially offset by a sales decline in the Architectural Glass segment.

Performance
The relationship between various components of operations, as a percentage of net sales, is provided below.

(Percentage of net sales)	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	77.0	79.1	74.9
Gross profit	23.0	20.9	25.1
Selling, general and administrative expenses	16.7	16.1	16.5
Operating income	6.3	4.8	8.6
Interest and other expense, net	0.6	0.6	0.3
Earnings before income taxes	5.7	4.2	8.3
Income tax expense	1.3	0.9	2.3
Net earnings	4.5%	3.3%	6.0%
Effective income tax rate	22.4%	22.1%	27.7%

Fiscal 2020 Compared to Fiscal 2019
Gross profit was 23.0 percent in fiscal 2020, an increase of 210 basis points from fiscal 2019. This increase was driven by project-related charges of $40.9 million incurred in fiscal 2019 on certain contracts acquired with the purchase of EFCO. The increase was also driven by operating improvements in the Architectural Glass segment, partially offset by manufacturing difficulties in certain of the businesses in the Architectural Framing Systems segment and reduced operating leverage in the Architectural Services segment, based on timing of project activity.

Selling, general and administrative (SG&A) expense for fiscal 2020 was 16.7 percent, an increase of 60 basis points from fiscal 2019. This was primarily driven by costs for outside advisors and legal fees, including cooperation agreement advisory costs, in addition to higher compensation and related costs compared to the prior year.

The effective tax rate for fiscal 2020 was 22.4 percent, compared to 22.1 percent in fiscal 2019, due to the impact of state taxes.

Fiscal 2019 Compared to Fiscal 2018
Gross profit was 20.9 percent in fiscal 2019, a decline of 420 basis points from fiscal 2018, driven by $40.9 million of project-related charges on certain contracts acquired with the purchase of EFCO, higher operating costs in the Architectural Glass segment and negative leverage on reduced volumes and mix in the Architectural Framing segment, partially offset by volume leverage and good project performance in the Architectural Services segment.

SG&A expense for fiscal 2019 was 16.1 percent, a decrease of 40 basis points but an increase of $7.0 million from fiscal 2018. This was due to the inclusion of a full year of expense for EFCO (acquired in the second quarter of fiscal 2018), partially offset by lower amortization on acquired intangible assets.

Interest and other expenses increased by 30 basis points over the prior year, due to an increase in the average variable interest rate on our debt and a higher average outstanding debt balance throughout fiscal 2019, compared to fiscal 2018.

The effective tax rate for fiscal 2019 was 22.1 percent, a decline of 560 basis points compared to a rate of 27.7 percent in fiscal 2018, driven by a full year of benefits from the U.S. Tax Cuts and Jobs Act (the Act), enacted in December 2017, as well as increased research and development tax credits in fiscal 2019.

Segment Analysis
Architectural Framing Systems

(In thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net sales	$686,596	$720,829	$677,198	(4.7)%	6.4%
Operating income	36,110	49,660	59,031	(27.3)%	(15.9)%
Operating margin	5.3%	6.9%	8.7%

Fiscal 2020 Compared to Fiscal 2019. Net sales decreased 4.7 percent, or $34.2 million, from fiscal 2019, primarily due to lower volumes as a result of certain customer-driven schedule delays. Operating margin declined 160 basis points from fiscal 2019, reflecting the impact of lower volumes and certain operational difficulties negatively impacting customer deliveries in two of the segment's businesses, which have been addressed.

Fiscal 2019 Compared to Fiscal 2018. Net sales improved 6.4 percent, or $43.6 million, over fiscal 2018. The inclusion of EFCO for the full fiscal year contributed approximately 60 percent of the growth. Remaining growth was driven by increased order activity in our other businesses within this segment. Operating margin declined 180 basis points over fiscal 2018, driven by the inclusion of a full year of EFCO at lower operating margins. In addition, we recorded a $3.1 million impairment charge on an indefinite-lived intangible asset at EFCO during fiscal 2019.

Architectural Glass

(In thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net sales	$387,191	$367,203	$384,137	5.4%	(4.4)%
Operating income	20,760	16,503	32,764	25.8%	(49.6)%
Operating margin	5.4%	4.5%	8.5%

Fiscal 2020 Compared to Fiscal 2019. Fiscal 2020 net sales increased 5.4 percent, or $20.0 million, over the prior year, due to improved volume and mix, with lower large project revenue due to increased foreign competition, offset by growth in mid-size projects. Operating margin increased 90 basis points for the fiscal year ended 2020 compared to the prior year period, as a result of improved factory productivity and volume leverage and cost control. This improvement was partially offset by 160 basis points of start-up costs related to our new manufacturing facility for the segment's small projects growth initiative. This facility is now fully operational.

Fiscal 2019 Compared to Fiscal 2018. Fiscal 2019 net sales decreased 4.4 percent, or $16.9 million, over fiscal 2018 due to changes in timing of customer orders, as well as volume declines stemming from operational challenges in the second and third fiscal quarters. Operating margin declined 400 basis points, largely due to increased labor costs, lower productivity and higher cost of quality due to challenges in ramping-up production in a tight labor market to meet higher than expected order intake and customer demand. In the second half of fiscal 2019, we made progress on improving productivity and controlling costs.

Architectural Services

(In thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net sales	$269,140	$286,314	$213,757	(6.0)%	33.9%
Operating income	23,582	30,509	10,420	(22.7)%	192.8%
Operating margin	8.8%	10.7%	4.9%

Fiscal 2020 Compared to Fiscal 2019. Net sales decreased 6.0 percent, or $17.2 million, compared to the prior year, as a result of lower volumes due to timing of project activity. Operating margin decreased 190 basis points over the prior year, due primarily to reduced leverage on the lower project volume and project mix.

Fiscal 2019 Compared to Fiscal 2018. Net sales increased 33.9 percent, or $72.6 million, over fiscal 2018, due to strong project execution on maturing projects. Operating margin improved 580 basis points over the prior year, due to volume leverage and strong project performance.

Large-Scale Optical Technologies (LSO)

(In thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net sales	$87,911	$88,493	$88,303	(0.7)%	0.2%
Operating income	22,642	23,003	22,000	(1.6)%	4.6%
Operating margin	25.8%	26.0%	24.9%

Fiscal 2020 Compared to Fiscal 2019. Net sales and operating margin were largely consistent with the prior year, with good cost control and operational performance.

Fiscal 2019 Compared to Fiscal 2018. Net sales were consistent with the prior year and operating margin improved 110 basis points over the prior year, driven by a $1.0 million gain from an insurance recovery and good operational performance.

Liquidity and Capital Resources

(In thousands)	2020	2019	2018
Operating Activities
Net cash provided by operating activities	$107,262	$96,423	$127,463
Investing Activities
Capital expenditures	(51,428)	(60,717)	(53,196)
Proceeds on sale of property	5,307	12,333	1,394
Acquisition of business and intangibles	—	—	(182,849)
Financing Activities
(Payments) borrowings on line of credit, net	(177,500)	30,000	149,960
Proceeds from issuance of term debt	150,000	—	—
Repurchase and retirement of common stock	(25,140)	(43,326)	(33,676)
Dividends paid	(18,714)	(17,864)	(16,393)

Operating Activities. Cash provided by operating activities was $107.3 million in fiscal 2020, an increase of $10.8 million from fiscal 2019 due to improved earnings, offset by working capital timing.

Investing Activities. Net cash used in investing activities was $47.0 million in fiscal 2020, compared to $53.7 million in fiscal 2019, with the year-over-year decline largely due to lower capital expenditures during fiscal 2020. In fiscal 2020, we benefited from the sale of an Architectural Framing manufacturing facility in Toronto, and in fiscal 2019, we benefited from the sale of an Architectural Glass manufacturing facility in Utah.

We continually review our portfolio of businesses and their assets and how they support our business strategy and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity and further invest in, divest and/or sell parts of our current businesses.

Financing Activities. Cash used in financing activities was $74.5 million in fiscal 2020, compared to $32.3 million in fiscal 2019. We paid dividends totaling $18.7 million in fiscal 2020 and repurchased 686,997 shares under our authorized share repurchase program, at a total cost of $25.1 million. We repurchased 1,257,983 shares under the program in fiscal 2019 and 702,299 shares under the program in fiscal 2018. We have repurchased a total of 5,954,912 shares, at a total cost of $174.4 million, since the 2004 inception of this program. We have remaining authority to repurchase 2,295,088 shares under this program, which has no expiration date, and we will continue to evaluate making future share repurchases, depending on our cash flow and debt levels, market conditions, including the continuing effects of the COVID-19 pandemic, and other potential uses of cash.

During the second quarter of fiscal 2020, we amended the borrowing capacity of our prior credit facility to $235 million with a maturity of June 2024, and we established a $150 million term loan, maturing in June 2020, as further described in Note 8 of the Notes to Consolidated Financial Statements. Subsequent to the end of the year, the Company extended its $150 million term loan maturity to April 2021. As of February 29, 2020, $47.5 million was outstanding under the revolving credit facility. As defined within the credit facility, we have two financial covenants which require us to stay below a maximum leverage ratio and to maintain a minimum interest expense-to-EBITDA ratio. At February 29, 2020, we were in compliance with both financial covenants.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of February 29, 2020:

	Payments Due by Fiscal Period
(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Debt obligations	$5,400	$152,000	$1,000	$—	$47,500	$12,000	$217,900
Operating leases (undiscounted)	12,742	11,037	10,147	8,151	6,319	12,364	60,760
Purchase obligations	163,791	1,718	1,709	897	770	1,540	170,425
Total cash obligations	$181,933	$164,755	$12,856	$9,048	$54,589	$25,904	$449,085

In addition to the committed revolving credit facility discussed above, we also have industrial revenue bond obligations of $20.4 million that mature in fiscal years 2021 through 2043.

We acquire the use of certain assets through operating leases, such as warehouses, manufacturing equipment, office equipment, hardware, software and vehicles. While many of these operating leases have termination penalties, we consider the risk related to termination penalties to be minimal.

Purchase obligations in the table above relate to raw material commitments and capital expenditures.

We expect to make contributions of approximately $0.7 million to our defined-benefit pension plans in fiscal 2021, which will equal or exceed our minimum funding requirements.

As of February 29, 2020, we had reserves of $3.8 million and $0.7 million for long-term unrecognized tax benefits and environmental liabilities, respectively. We expect approximately $0.4 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

At February 29, 2020, we had ongoing letters of credit of $24.7 million related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2021 to 2032 and that reduce borrowing capacity under the revolving credit facility.

In addition to the above standby letters of credit, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At February 29, 2020, $487.5 million of our backlog was bonded by performance bonds with a face value of $913.9 million. These bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have not been required to make any payments under these bonds with respect to our existing businesses.

We had total cash and short-term marketable securities of $15.0 million, and $162.8 million available under our committed revolving credit facility, at February 29, 2020. Due to our ability to generate cash from operations and our available sources of borrowing capacity, we believe that our sources of liquidity will continue to be adequate to fund our working capital requirements and necessary capital expenditures for at least the next 12 months. We also believe we will continue to be in compliance with debt covenants over the next fiscal year.

COVID-19 Consideration. While we believe we have adequate sources of liquidity to continue to fund our business for at least the next 12 months, the extent to which the evolving COVID-19 situation may impact our results of operations or liquidity is uncertain. To date, we have experienced some delays in commercial construction projects due to COVID-19. While the construction and construction-related industries are considered an "essential service" in most jurisdictions in which we operate, site closures or project delays have occurred and increased social distancing and health-related precautions are required on many work sites, which may cause additional project delays and additional costs to be incurred. Within the LSO segment, we also experienced the temporary closure of many of our customer's retail locations and we temporarily shut down our factories in this segment to comply with government "stay in place" orders. We expect this global pandemic to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. At this time, we do not expect that the impact from the coronavirus outbreak will have a significant effect on our liquidity. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures. Given the speed and frequency of continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the impact to our results of operations, liquidity or financial position. To the extent that our customers and suppliers are adversely impacted by the coronavirus outbreak, this could reduce the availability, or result in delays, of materials or supplies, or delays in customer payments, which in turn could materially interrupt our business operations and/or impact our liquidity.

Off-balance Sheet Arrangements. We have no off-balance sheet arrangements at February 29, 2020 or March 2, 2019.

Outlook
We are not providing annual guidance for fiscal 2021 at this time, given the rapidly evolving COVID-19 pandemic and the uncertain potential impact on our business.

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

We have three businesses which operate under long-term, fixed-price contracts, representing approximately 31 percent of our total revenue in fiscal 2020. The contracts for these businesses have a single, bundled performance obligation, as these businesses generally provide interrelated products and services and integrate these products and services into a combined output specified by the customer. The customer obtains control of this combined output, generally integrated window systems or installed window and curtainwall systems, over time. We measure progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract, and record that proportion of the total contract price as revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe this method of recognizing revenue is consistent with our progress in satisfying our contract obligations.

Due to the nature of the work required under these long-term contracts, the estimation of costs incurred and remaining to complete on a project is subject to many variables and requires significant judgment. It is common for these contracts to contain potential bonuses or penalties which are generally awarded or charged upon certain project milestones or cost or timing targets, and can be based on customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on our assessments of anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

Long-term contracts are often modified to account for changes in contract specifications and requirements of work to be performed. We consider contract modifications to exist when the modification, generally through a change order, either creates new or changes existing enforceable rights and obligations, and we evaluate these types of modifications to determine whether they may be considered distinct performance obligations. In many cases, these contract modifications are for goods or services that are not distinct from the existing contract, due to the significant integration service provided in the context of the contract. Therefore, these modifications are generally accounted for as part of the existing contract. The effect of a contract modification on the transaction price and our measure of progress is recognized as an adjustment to revenue, generally on a cumulative catch-up basis.

Goodwill and indefinite-lived intangible asset impairment
Goodwill
We evaluate goodwill for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a qualitative or quantitative analysis. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. We identified that each of our business units represents a reporting unit for the goodwill impairment analysis. This year we elected to bypass the qualitative assessment process and to proceed directly to comparing the fair value of each of our reporting units to carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill impairment is not indicated. For our goodwill impairment testing beginning in fiscal 2018, we elected to adopt Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment. As a result of this election, if the carrying amount of a reporting unit would be determined to be higher than its estimated fair value, an impairment loss is recognized for the excess.

We base our determination of fair value on a discounted cash flow methodology that involves significant judgment and projections of future performance. Assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on the annual operating plan and long-term business plan for each reporting unit. These plans take into consideration numerous factors, including historical experience, current and future operational plans, anticipated future economic conditions and growth expectations for the industries and end markets in which we participate. These plans also take into consideration our assessment of risks inherent in our projections of future cash flows. The discount rate and long-term growth rate assumptions are consistent across reporting units.

Based on our analysis, the estimated fair value of each reporting unit exceeded its carrying value and, therefore, goodwill impairment was not indicated at the end of fiscal 2020. However, the estimated fair value did not exceed carrying value by a significant margin for two reporting units within the Architectural Framing Systems segment, Sotawall and Alumicor, which had goodwill balances of $21.0 million and $14.1 million, respectively, at February 29, 2020. We utilized a discount rate of 9.4 percent in determining the discounted cash flows in our fair value analysis and a long-term growth rate of 3.0 percent. If our discount rate were to increase by 20 basis points, the fair value of these reporting units would fall below carrying value, which would indicate impairment of the goodwill. Additionally, this discounted cash flow analysis is dependent upon achieving forecasted levels of revenue and profitability. If revenue or profitability were to fall below forecasted levels, or if market conditions were to decline in a material or sustained manner, impairment would be indicated at these reporting units, and potentially at our other reporting units. Subsequent to year-end, we have begun to see impacts from COVID-19 that will likely have a negative impact on our forecasted revenue and profitability and this, along with the decline in our stock price and other market conditions, could result in an indication of impairment of goodwill in our first quarter of 2021.

Indefinite-lived intangible assets
We hold intangible assets for certain acquired trade names and trademarks which are determined to have indefinite useful lives. We evaluate the reasonableness of the useful life and test indefinite-lived intangible assets for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. We bypassed a qualitative assessment and performed a quantitative impairment test to compare the fair value of each indefinite-lived intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If an impairment loss is recognized, the adjusted carrying amount becomes the asset's new accounting basis.

Fair value is measured using the relief-from-royalty method. This method assumes the trade name or trademark has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from the asset. This method requires us to estimate the future revenue from the related asset, the appropriate royalty rate, and the weighted average cost of capital. The assessment of fair value involves significant judgment and projections about future performance. In determining the discounted future revenue in our fair value analysis, we assumed a discount rate of 9.4 percent, a royalty rate of 1.0 percent, and a long-term growth rate of 3.0 percent. Based on our analysis, the fair value of each of our trade names and trademarks exceeded its carrying amount and impairment was not indicated. We continue to conclude that the useful life of our indefinite-lived intangible assets is appropriate. If future revenue were to fall below forecasted levels or if market conditions were to decline in a material or sustained manner, due to COVID-19 or otherwise, impairment could be indicated on one our more of our indefinite-lived intangible assets.

Reserves for disputes and claims regarding product liability, warranties and other project-related contingencies
We are subject to claims associated with our products and services, principally as a result of disputes with our customers involving the performance or aesthetics of our products, some of which may be covered under our warranty policies. We also are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services segment and certain of our Architectural Framing Systems businesses, including those taken on with our acquisition of EFCO. The time period from when a claim is asserted to when it is resolved, either by negotiation, settlement or litigation, can be several years. While we maintain various types of product liability insurance, the insurance policies include significant self-retention of risk in the form of policy deductibles. In addition, certain claims could be determined to be uninsured. We also actively manage the risk of these exposures through contract negotiations and proactive project management.

We reserve estimated exposures on known claims, as well as on a portion of anticipated claims for product warranty and rework costs, based on similar historical product liability claims, as a ratio of sales. We also reserve for estimated exposures on other claims as they are known and reasonably estimable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.

A rise in interest rates could negatively affect the fair value of our fixed income investments, while serving to provide greater long-term return potential on these investments. To manage our direct risk from changes in market interest rates, we actively monitor the interest-sensitive components of our balance sheet, primarily available-for-sale securities, fixed income securities and debt obligations, and maintain a diversified portfolio in order to minimize the impact of changes in interest rates on net earnings and cash flow. We do not hold any financial instruments for trading purposes. We also hedge a portion of the floating interest rate on our long-term line of credit through a floating-to-fixed interest rate swap.

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. If interest rates were to increase or decrease over the next 12 months by 200 basis points, net earnings would be impacted by approximately $1.4 million. Our debt exceeded investments at February 29, 2020, so as interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

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
We have operations in Canada and Brazil, which primarily transact business in local currencies. We manage these operating activities locally. Revenues, costs, assets and liabilities of these operations are generally denominated in local currencies, thereby mitigating some of the risk associated with changes in foreign exchange rates. However, our consolidated financial results are reported in U.S. dollars. Thus, changes in exchange rates between the Canadian dollar and Brazilian real, versus the U.S. dollar, will impact our reported financial results. From time to time, we enter into forward purchase foreign currency contracts, generally with an original maturity date of less than one year, to hedge foreign currency risk (refer to additional discussion within Note 5 of the Notes to Consolidated Financial Statements). Sales from our domestic operations are generally denominated in U.S. dollars.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of February 29, 2020, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). The Company's management believes that, as of February 29, 2020, the Company's internal control over financial reporting was effective based on those criteria.

Following this report are reports from the Company's independent registered public accounting firm, Deloitte & Touche LLP, on the Company's consolidated financial statements and on the effectiveness of the Company's internal control over financial reporting as of February 29, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the "Company") as of February 29, 2020 and March 2, 2019, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended February 29, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and March 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 29, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 24, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Net Sales - Revenue Recognition for Long-Term Contracts in the Architectural Services Segment - Refer to Notes 1, 3, and 16 to the consolidated financial statements
Critical Audit Matter Description
The Architectural Services segment, which provides building glass and curtainwall installation services and operates under long-term, fixed-price contracts, accounted for approximately $269 million, or 19 percent of total net sales for the year ended February 29, 2020. The contracts for this business typically have a single, bundled performance obligation, as the business generally provides interrelated services and integrates these services into a combined output specified by the customer. The customer obtains control of this combined output, generally installed window and curtainwall systems, over time. The Company measures progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract and recording that proportion of the total contract price as revenue.
Given the judgments necessary to estimate total costs and profit for the contract performance obligations used to recognize revenue for long-term, fixed-price contracts in the Architectural Services segment, auditing such estimates required extensive audit effort due to the complexity of long-term contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of total costs and profit for the contract performance obligations used to recognize revenue for certain long-term contracts in the Architectural Services segment included, but were not limited to the following:

•	We tested the effectiveness of controls over long-term contract revenue in the Architectural Services segment, including those over the estimates of total costs and profit for performance obligations.

•
We developed an expectation of the amount of total long-term contract revenue in the Architectural Services segment based on prior year margins applied to cost of sales in the current year and compared our expectation to the amount of long-term contract revenue ultimately recorded by management.

•	We evaluated management’s ability to estimate total costs and profit by comparing actual costs and profit to management’s historical estimates for performance obligations that have been fulfilled.

•	We tested the mathematical accuracy of management’s calculation of long-term contract revenue for the performance obligation.

•	We selected a sample of long-term contracts from the Architectural Services segment contract portfolio and performed the following procedures:

•
Evaluated whether the long-term contracts were properly included in management’s calculation of long-term contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfillment of the performance obligations.

•
Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the long-term contracts and any modifications that were agreed upon with the customers.

•	Tested management’s identification of distinct performance obligations by evaluating whether the underlying services are highly interdependent and interrelated.

•	Tested the accuracy and completeness of the costs incurred to date for the performance obligations.

•	Evaluated the estimates of total cost and profit for the performance obligations by:

•	Observing the work sites and inspecting the progress to completion.

•	Comparing costs incurred to date to the costs management estimated to be incurred to date.

•
Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s project managers and engineers, and comparing the estimates to management’s work plans, engineering specifications, and supplier contracts.

•	Comparing management’s estimates for the selected contracts to costs and profit of similar performance obligations, when applicable.
Goodwill - Sotawall and Alumicor Reporting Units - Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company bases its determination of fair value of each reporting unit on a discounted cash flow methodology that involves significant judgment and projections about future performance. The determination of the fair value using the discounted cash flow methodology requires management to make significant estimates and assumptions related to forecasts of future revenues, expenses, operating profit, capital expenditures and discount rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. Based on the Company’s analysis, the estimated fair value of each reporting unit exceeded its carrying value. However, the estimated fair value did not exceed carrying value by a significant margin for two of the Company’s reporting units within the Architectural Framing Systems segment, Sotawall and Alumicor, which had goodwill balances of $21.0 million and $14.1 million, respectively, at February 29, 2020.
Given the significant estimates and assumptions management makes to estimate the fair value of Sotawall and Alumicor, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of revenues, expenses and operating profit, and the selection of the discount rates for these reporting units, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of revenues, expenses, operating profit, and the selection of discount rates for the Sotawall and Alumicor reporting units included the following, among others:

•	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the estimated fair value of Sotawall and Alumicor, such as controls related to management’s forecasts and selection of the discount rate.

•	We evaluated management’s ability to accurately forecast revenue, expenses and operating profit by comparing actual results to management’s historical forecasts.

•
We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, (3) industry information, and (4) forecasted information included in Company press releases as well as in analyst and industry reports of the Company.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

•	We evaluated the allocation of the Company’s estimated fair value to its reporting units and the comparison of the Company’s estimated fair value to its market capitalization.

/s/ Deloitte & Touche LLP

Minneapolis, MN
April 24, 2020

We have served as the Company's auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of February 29, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 29, 2020, of the Company and our report dated April 24, 2020, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Minneapolis, MN
April 24, 2020

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	February 29, 2020	March 2, 2019
Assets
Current assets
Cash and cash equivalents	$14,952	$17,087
Restricted cash	—	12,154
Receivables, net of allowance for doubtful accounts	196,806	192,767
Inventories	71,089	78,344
Costs and earnings on contracts in excess of billings	73,582	55,095
Other current assets	25,481	16,451
Total current assets	381,910	371,898
Property, plant and equipment, net	324,386	315,823
Operating lease right-of-use assets	52,892	—
Goodwill	185,516	185,832
Intangible assets	140,191	148,235
Other non-current assets	44,096	46,380
Total assets	$1,128,991	$1,068,168
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$69,056	$72,219
Accrued payroll and related benefits	40,119	41,119
Billings in excess of costs and earnings on uncompleted contracts	32,696	21,478
Operating lease liabilities	11,272	—
Current portion long-term debt	5,400	—
Other current liabilities	118,314	92,696
Total current liabilities	276,857	227,512
Long-term debt	212,500	245,724
Non-current operating lease liabilities	43,163	—
Non-current self-insurance reserves	22,831	21,433
Other non-current liabilities	56,862	77,182
Commitments and contingent liabilities (Note 11)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 26,443,166 and 27,015,127 shares, respectively	8,814	9,005
Additional paid-in capital	154,016	151,842
Retained earnings	388,010	367,597
Common stock held in trust	(685)	(755)
Deferred compensation obligations	685	755
Accumulated other comprehensive loss	(34,062)	(32,127)
Total shareholders’ equity	516,778	496,317
Total liabilities and shareholders’ equity	$1,128,991	$1,068,168

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

	Year-Ended
(In thousands, except per share data)	February 29, 2020	March 2, 2019	March 3, 2018
Net sales	$1,387,439	$1,402,637	$1,326,173
Cost of sales	1,068,480	1,109,072	992,655
Gross profit	318,959	293,565	333,518
Selling, general and administrative expenses	231,111	226,281	219,234
Operating income	87,848	67,284	114,284
Interest and other expense, net	8,098	8,622	4,404
Earnings before income taxes	79,750	58,662	109,880
Income tax expense	17,836	12,968	30,392
Net earnings	$61,914	$45,694	$79,488
Earnings per share - basic	$2.34	$1.64	$2.79
Earnings per share - diluted	$2.32	$1.63	$2.76
Weighted average basic shares outstanding	26,474	27,802	28,534
Weighted average diluted shares outstanding	26,729	28,082	28,804

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year-Ended
(In thousands)	February 29, 2020	March 2, 2019	March 3, 2018
Net earnings	$61,914	$45,694	$79,488
Other comprehensive (loss) earnings:
Unrealized gain (loss) on marketable securities, net of $67, $17 and $(29) of tax expense (benefit), respectively	257	64	(95)
Unrealized (loss) gain on foreign currency hedge, net of $(129), $(172) and $47 of tax (benefit) expense, respectively	(423)	(565)	156
Unrealized (loss) gain on pension obligation, net of $(124), $72 and $87 of tax (benefit) expense, respectively	(405)	229	284
Foreign currency translation adjustments	(1,364)	(7,065)	6,692
Other comprehensive (loss) earnings	(1,935)	(7,337)	7,037
Total comprehensive earnings	$59,979	$38,357	$86,525

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended
(In thousands)	February 29, 2020	March 2, 2019	March 3, 2018
Operating Activities
Net earnings	$61,914	$45,694	$79,488
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46,795	49,798	54,843
Share-based compensation	6,607	6,286	6,205
Deferred income taxes	10,463	(5,506)	3,195
(Gain) loss on disposal of assets	(2,197)	(2,475)	1,037
Impairment on intangible assets	—	3,141	—
Proceeds from new markets tax credit transaction, net of deferred costs	—	8,850	—
Noncash lease expense	12,420	—	—
Other, net	(1,516)	(2,179)	(1,431)
Changes in operating assets and liabilities:
Receivables	(4,217)	18,164	18,172
Inventories	7,142	5,114	10,387
Costs and earnings on contracts in excess of billings	(18,468)	(48,712)	1,134
Accounts payable and accrued expenses	(375)	7,600	(25,627)
Billings in excess of costs and earnings on uncompleted contracts	11,314	9,026	(16,541)
Refundable and accrued income taxes	(8,726)	3,680	315
Operating lease liability	(10,829)	—	—
Other, net	(3,065)	(2,058)	(3,714)
Net cash provided by operating activities	107,262	96,423	127,463
Investing Activities
Capital expenditures	(51,428)	(60,717)	(53,196)
Proceeds from sales of property, plant and equipment	5,307	12,333	1,394
Purchases of marketable securities	(7,012)	(9,213)	(10,244)
Sales/maturities of marketable securities	7,768	6,110	10,476
Acquisition of business and intangibles	—	—	(182,849)
Other, net	(1,673)	(2,209)	851
Net cash used by investing activities	(47,038)	(53,696)	(233,568)
Financing Activities
Borrowings on line of credit	229,000	363,000	385,700
Proceeds from issuance of term debt	150,000	—	—
Payments on line of credit	(406,500)	(333,000)	(235,740)
Repurchase and retirement of common stock	(25,140)	(43,326)	(33,676)
Dividends paid	(18,714)	(17,864)	(16,393)
Other, net	(3,160)	(1,136)	(1,557)
Net cash (used) provided by financing activities	(74,514)	(32,326)	98,334
(Decrease) increase in cash, cash equivalents and restricted cash	(14,290)	10,401	(7,771)
Effect of exchange rates on cash	1	(519)	(167)
Cash, cash equivalents and restricted cash at beginning of year	29,241	19,359	27,297
Cash, cash equivalents and restricted cash at end of year	$14,952	$29,241	$19,359
Noncash Activity
Capital expenditures in accounts payable	$2,169	$1,703	$1,784
Deferred payments on acquisition of business	—	—	7,500

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

(In thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 4, 2017	28,680	$9,560	$150,111	$341,996	$(875)	$875	$(31,090)	$470,577
Net earnings	—	—	—	79,488	—	—	—	79,488
Unrealized loss on marketable securities, net of $29 tax benefit	—	—	—	—	—	—	(95)	(95)
Unrealized gain on foreign currency hedge, net of $47 tax expense	—	—	—	—	—	—	156	156
Unrealized gain on pension obligation, net of $87 tax expense	—	—	—	—	—	—	284	284
Foreign currency translation adjustments	—	—	—	—	—	—	6,692	6,692
Issuance of stock, net of cancellations	128	43	(186)	208	(47)	47	—	65
Share-based compensation	—	—	6,205	—	—	—	—	6,205
Exercise of stock options	102	34	800	—	—	—	—	834
Share repurchases	(702)	(234)	(3,886)	(29,556)	—	—	—	(33,676)
Other share retirements	(50)	(17)	(281)	(2,484)	—	—	—	(2,782)
Cash dividends ($0.5775 per share)	—	—	—	(16,393)	—	—	—	(16,393)
Balance at March 3, 2018	28,158	$9,386	$152,763	$373,259	$(922)	$922	$(24,053)	$511,355
Net earnings	—	—	—	45,694	—	—	—	45,694
Cumulative effect adjustment	—	—	—	2,999	—	—	—	2,999
Unrealized gain on marketable securities, net of $17 tax expense	—	—	—	—	—	—	64	64
Unrealized loss on foreign currency hedge, net of $172 tax benefit	—	—	—	—	—	—	(565)	(565)
Unrealized gain on pension obligation, net of $72 tax expense	—	—	—	—	—	—	229	229
Foreign currency translation adjustments	—	—	—	—	—	—	(7,065)	(7,065)
Reclassification of tax effects	—	—	—	737	—	—	(737)	—
Issuance of stock, net of cancellations	135	45	80	145	167	(167)	—	270
Share-based compensation	—	—	6,286	—	—	—	—	6,286
Exercise of stock options	19	6	177	—	—	—	—	183
Share repurchases	(1,258)	(419)	(7,204)	(35,703)	—	—	—	(43,326)
Other share retirements	(39)	(13)	(260)	(1,670)	—	—	—	(1,943)
Cash dividends ($0.6475 per share)	—	—	—	(17,864)	—	—	—	(17,864)
Balance at March 2, 2019	27,015	$9,005	$151,842	$367,597	$(755)	$755	$(32,127)	$496,317
Net earnings	—	—	—	61,914	—	—	—	61,914
Unrealized gain on marketable securities, net of $67 tax expense	—	—	—	—	—	—	257	257
Unrealized loss on foreign currency hedge, net of $129 tax benefit	—	—	—	—	—	—	(423)	(423)
Unrealized loss on pension obligation, net of $124 tax benefit	—	—	—	—	—	—	(405)	(405)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,364)	(1,364)
Issuance of stock, net of cancellations	174	57	(124)	225	70	(70)	—	158
Share-based compensation	—	—	6,607	—	—	—	—	6,607
Share repurchases	(687)	(229)	(3,963)	(20,948)	—	—	—	(25,140)
Other share retirements	(59)	(19)	(346)	(2,064)	—	—	—	(2,429)
Cash dividends ($0.7125 per share)	—	—	—	(18,714)	—	—	—	(18,714)
Balance at February 29, 2020	26,443	$8,814	$154,016	$388,010	$(685)	$685	$(34,062)	$516,778
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Related Data

Basis of consolidation
The consolidated financial statements include the balances of Apogee Enterprises, Inc. and its subsidiaries (Apogee, we, us, our or the Company) after elimination of intercompany balances and transactions. We consolidate variable interest entities related to our New Market Tax Credit transactions as it has been determined that the Company is the primary beneficiary of those entities' operations (refer to Note 11 for more information).

Fiscal year
Our fiscal year ends on the Saturday closest to the last day of February, or as determined by the Board of Directors. Fiscal 2020, 2019 and 2018 each consisted of 52 weeks.

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

Marketable securities
Our marketable securities are classified as available for sale, and we test for other-than-temporary losses on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of a security may not be recoverable. We consider all unrealized losses to be temporary in nature. We intend to hold our securities until the full principal amount can be recovered, and we have the ability to do so based on other sources of liquidity. Marketable securities are included in other current and non-current assets on the consolidated balance sheets and gross realized gains and losses are included in interest and other expense in our consolidated results of operations.

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

Depreciation is computed on a straight-line basis, based on estimated useful lives of 10 to 25 years for buildings and improvements; 3 to 10 years for machinery and equipment; and 3 to 7 years for office equipment and furniture.

Goodwill and intangible assets
Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. We evaluate goodwill for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a qualitative or quantitative analysis. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. We identified that each of our nine business units represents a reporting unit for the goodwill impairment analysis. This year we elected to bypass the qualitative assessment process and to proceed directly to comparing the fair value of each of our reporting units to carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill impairment is not indicated. We have followed a consistent discounted cash flow methodology to evaluate goodwill in all periods presented.

We base our determination of fair value on a discounted cash flow methodology that involves significant judgment and projections of future performance. Assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on the annual operating plan and long-term business plan for each reporting unit. These plans take into consideration numerous factors, including historical experience, anticipated future economic conditions and growth expectations for the industries and end markets in which we participate. The plans also take into consideration our assessment of risks inherent in the future cash flows of each business. The discount rate and long-term growth rate assumptions used in our determination of fair value are consistent across reporting units.

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

Self-Insurance
We obtain commercial insurance to provide coverage for potential losses in areas such as employment practices, workers' compensation, directors and officers, automobile, architect's and engineer's errors and omissions, product rework and general liability. A substantial portion of this risk is retained on a self-insured basis through our wholly-owned insurance subsidiary. We establish a reserve for estimated ultimate losses on reported claims and those incurred but not yet reported utilizing actuarial projections. Reserves are classified within other current liabilities or long-term self-insurance reserves based on expectations of when the estimated loss will be paid.

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

Derivatives and hedging activities
We periodically enter into forward purchase foreign currency contracts, generally with an original maturity date of less than one year, to hedge foreign currency exchange rate risk. We also have an interest rate swap to hedge exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility. All derivative instruments within the scope of ASC 815, Derivatives and Hedging, are recorded on the consolidated balance sheets at fair value. All hedging instruments that qualify for hedge accounting are designated and effective as hedges. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. Cash flows from derivative instruments are classified in the statements of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships.We do not hold or issue derivative financial instruments for trading purposes and are not a party to leveraged derivatives.

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

During fiscal 2020, approximately 44 percent of our total revenue is recognized at the time products are shipped from our manufacturing facilities, which is when control is transferred to our customer, consistent with past practices. These businesses do not generate contract-related assets or liabilities. Variable consideration associated with these contracts and orders, generally related to early pay discounts or volume rebates, is not considered significant.

We also have three businesses which operate under long-term, fixed-price contracts, representing approximately 31 percent of our total revenue in the current year. The contracts for these businesses have a single, bundled performance obligation, as these businesses generally provide interrelated products and services and integrate these products and services into a combined output specified by the customer. The customer obtains control of this combined output, generally integrated window systems or installed window and curtainwall systems, over time. We measure progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract, and record that proportion of the total contract price as revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe this method of recognizing revenue is consistent with our progress in satisfying our contract obligations.

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

Finally, we have one business, making up approximately 25 percent of our total revenue in the current year, that recognizes revenue following an over-time output method based upon units produced. The customer is considered to have control over the products at the time of production, as the products are highly customized with no alternative use, and we have an enforceable right to payment for performance completed over the production period. We believe this over-time output method of recognizing revenue reasonably depicts the fulfillment of our performance obligations under our contracts. Prior to the adoption of ASC 606, this business recognized revenue at the time of shipment. Billings still occur upon shipment. Therefore, contract assets are generated for the unbilled amounts on contracts when production is complete. Variable consideration associated with these orders, generally related to early pay discounts, is not considered significant.

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

Research and development
Research and development costs are expensed as incurred and were $16.6 million, $19.5 million and $14.0 million for fiscal 2020, 2019 and 2018, respectively. Of these amounts, $8.0 million, $6.5 million and $1.5 million, respectively, were focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and are included in cost of sales. The remainder of the expense is included within selling, general and administrative expenses.

Advertising
Advertising costs are expensed as incurred within selling, general and administrative expenses, and were $1.4 million in fiscal 2020, $1.5 million in fiscal 2019 and $1.4 million in fiscal 2018.

Income taxes
The Company recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. See Note 14 for additional information regarding income taxes.

Subsequent events
We have evaluated subsequent events for potential recognition and disclosure through the date of this filing. Subsequent to the end of the year, we purchased 231,492 shares of stock under our authorized share repurchase program, at a total cost of $4.7 million.

Subsequent to the end of the year, the Company extended its $150 million term loan maturity from June 2020 to April 2021.

In March 2020, the World Health Organization declared a novel strain of coronavirus, COVID-19, a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, have adversely affected work forces, economies and financial markets globally. Quarantines and "stay in place" orders, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to our suppliers or our customers, will adversely impact our sales and operating results and has resulted in some project delays. In addition, the pandemic has resulted in an economic downturn that could affect the ability of our customers to obtain financing for projects and therefore impact demand for our products and services. Order lead times could be extended or delayed and pricing for needed materials could increase. Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, we are considering alternative product sourcing in the event that product supply becomes problematic. In addition, the outbreak of COVID-19 could disrupt our operations due to absenteeism by infected or ill employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness or due to quarantines.

To date, we have experienced some delays in projects due to COVID-19. While the construction and construction-related industries are considered an "essential service" in most jurisdictions in which we operate, site closures or project delays have occurred and increased social distancing and health-related precautions are required on many work sites, which may cause additional project delays and additional costs to be incurred. Within the LSO segment, we also experienced the temporary closure of many of our customer's retail locations and we temporarily shut down our factories in this segment to comply with government "stay in place" orders. We expect this global pandemic to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 will impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate severity and spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The evolving COVID-19 situation subsequent to our year-end is anticipated to impact our estimates of future credit losses on certain of our financial assets, including our trade receivables. To the extent that our customers are adversely impacted by the coronavirus outbreak, this could impact their ability to pay their obligations on a timely basis, which could in turn materially impact our future estimate of credit losses and ultimate collectibility of our receivables.

Adoption of new accounting standards
In February 2016, the FASB issued ASU 2016-02, Leases, which provides for comprehensive changes to lease accounting. The standard requires that a lessee recognize a lease obligation liability and a right-to-use asset for virtually all leases of property, plant and equipment, subsequently amortized over the lease term.

We adopted this standard at the beginning of fiscal 2020, following the modified retrospective application approach and elected not to restate prior periods. Adoption of this standard resulted in reflecting a right-of-use asset and lease liability on our consolidated balance sheet in the first quarter of fiscal 2020 of approximately $50 million. In adopting the new standard, we elected the package of practical expedients, as well as the practical expedient not to separate nonlease components from lease components. Adoption of this standard did not have a significant impact on our consolidated results of operations, consolidated statements of cash flows, our liquidity, or on our debt covenant compliance under our current agreements. Refer to additional information in Note 9.

Accounting standards not yet adopted
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including accounts receivable, and modifies the impairment model for available-for-sale debt securities. This ASU is effective and has been adopted at the beginning of our fiscal year 2021. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are substantially complete with our implementation efforts, which have included identification and analysis of expected credit losses on our financial assets, primarily made up of trade receivables. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations, consolidated balance sheets or on our consolidated statements of cash flows. We have begun to update existing internal controls and processes to support ongoing monitoring, accounting and disclosure under this new standard, but such changes were not deemed to be material to our overall system of internal controls.

2.    Acquisitions

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
	$71,500

The following table provides certain unaudited pro forma consolidated information for the combined company for the fourth quarter and fiscal year 2018, as if the EFCO acquisition had been consummated pursuant to its same terms at the beginning of the fiscal year preceding the acquisition date.

	Three Months Ended	Twelve Months Ended
(In thousands, except per share data)	March 3, 2018	March 3, 2018
Net sales	$353,453	$1,398,733
Net earnings	23,157	81,653
Earnings per share
Basic	0.82	2.86
Diluted	0.81	2.83

Unaudited pro forma information has been provided for comparative purposes only and the information does not necessarily reflect what the combined results of operations actually would have been had the acquisition occurred at the beginning of fiscal year 2018.

3.	Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 16 for disclosure of revenue by segment):

(In thousands)	February 29, 2020	March 2, 2019
Recognized at shipment	$610,049	$623,357
Recognized over time	777,390	779,280
Total	$1,387,439	$1,402,637

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

(In thousands)	2020	2019
Trade accounts	$141,126	$145,693
Construction contracts	20,808	19,050
Contract retainage	37,341	32,396
Total receivables	199,275	197,139
Less: allowance for doubtful accounts	(2,469)	(4,372)
Receivables, net	$196,806	$192,767

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

(In thousands)	February 29, 2020	March 2, 2019
Contract assets	$110,923	$87,491
Contract liabilities	35,954	24,083

The increase in contract assets was due to additional costs and earnings in excess of billings, which is driven by timing of projects. The change in contract liabilities is also due to timing of project activity from businesses that operate under long-term contracts.

Other contract-related disclosures

(In thousands)	February 29, 2020	March 2, 2019
Revenue recognized related to contract liabilities from prior year-end	$23,221	$10,380
Revenue recognized related to prior satisfaction of performance obligations	15,641	5,898

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that timeframe. Generally these contracts are in our businesses with long-term contracts which recognize revenue over time. As of February 29, 2020, the transaction price associated with unsatisfied performance obligations was approximately $987.4 million. The performance obligations are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	February 29, 2020
Within one year	$437,000
Within two years	394,500
Beyond	155,900
Total	$987,400

4.	Supplemental Balance Sheet Information

Inventories

(In thousands)	2020	2019
Raw materials	$36,611	$43,890
Work-in-process	17,520	15,533
Finished goods	16,958	18,921
Total inventories	$71,089	$78,344

Other current liabilities

(In thousands)	2020	2019
Warranties	$12,822	$12,475
Accrued project losses	48,962	37,085
Income and other taxes	5,952	8,026
Accrued self-insurance reserves	8,307	9,537
Other	42,271	25,573
Total other current liabilities	$118,314	$92,696

Other non-current liabilities

(In thousands)	2020	2019
Deferred benefit from New Markets Tax Credit transactions	$15,717	$26,458
Retirement plan obligations	8,294	7,633
Deferred compensation plan	8,452	10,408
Other	24,399	32,683
Total other non-current liabilities	$56,862	$77,182

5.	Financial Instruments

Marketable Securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
February 29, 2020	$11,692	$275	$—	$11,967
March 2, 2019	12,481	59	108	12,432

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

The amortized cost and estimated fair values of our municipal and corporate bonds at February 29, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty. Gross realized gains and losses were insignificant for all periods presented.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$807	$809
Due after one year through five years	6,825	6,998
Due after five years through 10 years	4,060	4,160
Total	$11,692	$11,967

Derivative instruments
In August 2019, we entered into an interest rate swap to hedge a portion of our exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility and term loan facility. As of February 29, 2020, the interest rate swap contract had a notional value of $70 million.

We periodically enter into forward purchase foreign currency cash flow hedge contracts, generally with an original maturity date of less than one year, to hedge foreign currency exchange rate risk. As of February 29, 2020, we held foreign exchange forward contracts with a U.S. dollar notional value of $28.1 million, with the objective of reducing the exposure to fluctuations in the Canadian dollar and the Euro.

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

Financial assets and liabilities measured at fair value on a recurring basis were:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
February 29, 2020
Assets:
Money market funds	$2,689	$—	$2,689
Commercial paper	—	1,500	1,500
Municipal and corporate bonds	—	11,967	11,967
Liabilities:
Foreign currency forward/option contract	—	340	340
Interest rate swap contract	—	561	561
March 2, 2019
Assets:
Money market funds	$2,015	$—	$2,015
Commercial paper	—	300	300
Municipal and corporate bonds	—	12,432	12,432
Liabilities:
Foreign currency forward/option contract	—	470	470

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

Nonrecurring fair value measurements
Certain assets are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances. These include certain long-lived assets that are written down to estimated fair value when they are determined to be impaired, utilizing a valuation approach incorporating Level 3 inputs. See Note 7 for information regarding the impairment during fiscal 2019.

6.	Property, Plant and Equipment

(In thousands)	2020	2019
Land	$5,381	$7,101
Buildings and improvements	210,171	196,057
Machinery and equipment	418,240	375,700
Office equipment and furniture	60,409	56,366
Construction in progress	17,496	40,846
Total property, plant and equipment	711,697	676,070
Less accumulated depreciation	(387,311)	(360,247)
Net property, plant and equipment	$324,386	$315,823

Depreciation expense was $36.1 million in 2020 and $37.1 million in each of fiscal 2019 and 2018.

7.	Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reporting segment was:

(In thousands)	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at March 3, 2018	$143,308	$25,971	$1,120	$10,557	$180,956
Goodwill adjustments for purchase accounting	6,267	—	—	—	6,267
Foreign currency translation	(1,129)	(262)	—	—	(1,391)
Balance at March 2, 2019	148,446	25,709	1,120	10,557	185,832
Foreign currency translation	(263)	(53)	—	—	(316)
Balance at February 29, 2020	$148,183	$25,656	$1,120	$10,557	$185,516

No goodwill impairment has been recorded in any period presented.

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign Currency Translation	Net
February 29, 2020
Definite-lived intangible assets:
Customer relationships	$120,239	$(33,121)	$—	$(592)	$86,526
Other intangibles	41,069	(32,516)	—	(189)	8,364
Total definite-lived intangible assets	161,308	(65,637)	—	(781)	94,890
Indefinite-lived intangible assets:
Trademarks	45,421	—	—	(120)	45,301
Total intangible assets	$206,729	$(65,637)	$—	$(901)	$140,191
March 2, 2019
Definite-lived intangible assets:
Customer relationships	$122,816	$(26,637)	$—	$(2,578)	$93,601
Other intangibles	41,697	(31,634)	—	(850)	9,213
Total definite-lived intangible assets	164,513	(58,271)	—	(3,428)	102,814
Indefinite-lived intangible assets:
Trademarks	49,078	—	(3,141)	(516)	45,421
Total intangible assets	$213,591	$(58,271)	$(3,141)	$(3,944)	$148,235

As a result of testing indefinite-lived intangible assets for impairment in fiscal 2019, the fair value of one of our tradenames, with a carrying value of $32.4 million, was below its carrying amount by $3.1 million and this impairment charge was recorded within selling, general and administrative expenses. We continue to conclude that the useful life of our indefinite-lived intangible assets is appropriate.

Amortization expense on definite-lived intangible assets was $7.7 million, $12.7 million and $17.8 million in fiscal 2020, 2019 and 2018, respectively. Amortization expense is included within selling, general and administrative expenses for all intangible assets other than that of debt issuance costs, which is included in interest expense. Estimated future amortization expense for definite-lived intangible assets is:

(In thousands)	2021	2022	2023	2024	2025
Estimated amortization expense	$7,935	$7,930	$7,765	$7,590	$7,376

8.	Debt

During the second quarter of fiscal 2020, we amended the borrowing capacity of our prior credit facility to $235 million with a maturity of June 2024 and we established a $150 million term loan with a maturity of June 2020. Subsequent to the end of the fiscal year, the Company extended its $150 million term loan maturity to April 2021. Outstanding borrowings under the revolving credit facility were $47.5 million, as of February 29, 2020 and $225.0 million as of March 2, 2019. Our revolving credit facility and term loan contain two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. If the Company is not in compliance with either of these covenants, our credit facility and term loan may be terminated and/or any amounts then outstanding may be declared immediately due and payable. At February 29, 2020, we were in compliance with both financial covenants. We have the ability to issue letters of credit of up to $80.0 million under this credit facility, the outstanding amounts of which decrease the available commitment. At February 29, 2020, $162.8 million was available under this revolving credit facility.

Debt at February 29, 2020 also included $20.4 million of industrial revenue bonds that mature in fiscal years 2021 through 2043. The fair value of the industrial revenue bonds approximated carrying value at February 29, 2020, due to the variable interest rates on these instruments. The bonds would be classified as Level 2 within the fair value hierarchy described in Note 5.

During the fourth quarter of fiscal 2020, we replaced our Canadian demand credit facilities with two committed, revolving credit facilities with a limit of up to $25.0 million (USD) with a maturity of February 2021. No borrowings were outstanding under the facilities in place as of February 29, 2020 or as of March 2, 2019.

Debt maturities and other selected information follows:

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Maturities	$5,400	$152,000	$1,000	$—	$47,500	$12,000	$217,900

(In thousands, except percentages)	2020	2019
Average daily borrowings during the year	$241,036	$207,358
Maximum borrowings outstanding during the year	282,000	249,000
Weighted average interest rate during the year	2.91%	3.61%

(In thousands)	February 29, 2020	March 2, 2019	March 3, 2018
Interest on debt	$8,891	$8,114	$5,208
Other interest expense	326	335	300
Interest expense	$9,217	$8,449	$5,508

Interest payments were $9.1 million in fiscal 2020, $8.1 million in fiscal 2019 and $5.3 million in fiscal 2018.

9.	Leases

We lease certain of the buildings and equipment used in our operations. We determine if an arrangement contains a lease at inception. All of our lease arrangements are classified as operating leases. At the beginning of fiscal 2020, we adopted ASU 2016-20, Leases. We elected the package of practical expedients permitted under the transition guidance in adopting ASC 842, which among other things, allowed us to carry forward our historical lease classification. Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term. Our leases have remaining lease terms of one to ten years, some of which include renewal options that can extend the lease for up to an additional ten years at our sole discretion. We have made an accounting policy election not to record leases with an original term of 12 months or less on our consolidated balance sheet and such leases are expensed on a straight-line basis over the lease term.

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

The components of lease expense were as follows:

(In thousands)	February 29, 2020
Operating lease cost	$13,671
Short-term lease cost	2,121
Variable lease cost	2,969
Total lease cost	$18,761

Other supplemental information related to leases for the year ended February 29, 2020 was as follows:

(In thousands)	February 29, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$13,614
Lease assets obtained in exchange for new operating lease liabilities	$15,948
Weighted-average remaining lease term - operating leases	5.8 years
Weighted-average discount rate - operating leases	3.6%

Future maturities of lease liabilities are as follows:

(In thousands)	February 29, 2020
Fiscal 2021	$12,742
Fiscal 2022	11,037
Fiscal 2023	10,147
Fiscal 2024	8,151
Fiscal 2025	6,319
Thereafter	12,364
Total lease payments	60,760
Less: Amounts representing interest	(6,325)
Present value of lease liabilities	$54,435

As of February 29, 2020, we have $5.5 million additional future operating lease commitments for leases that have not yet commenced.

Aggregate annual future rental commitments under operating leases with noncancellable terms of more than one year at March 2, 2019 were reported under previous lease accounting standards as follows:

In thousands	2020	2021	2022	2023	2024	Thereafter	Total
Total minimum payments	$14,888	11,787	9,669	8,772	6,735	16,806	$68,657

10.	Employee Benefit Plans

401(k) Retirement Plan
We sponsor a single 401(k) retirement plan covering substantially all full-time, non-union employees, as well as union employees at two of our manufacturing facilities. Under the plan, employees are allowed to contribute up to 60 percent of eligible earnings to the plan, up to statutory limits. We contributes a match of 100 percent of the first one percent contributed and 50 percent of the next five percent contributed on eligible compensation that non-union employees contribute and according to contract terms for union employees. The match was $9.0 million in fiscal 2020, $8.0 million in fiscal 2019 and $7.5 million in fiscal 2018.

Deferred Compensation Plan
We maintain a plan that allows participants to defer compensation. The deferred compensation liability was $14.0 million and $12.1 million at February 29, 2020 and March 2, 2019, respectively. We have investments in corporate-owned life insurance policies (COLI) of $16.6 million and money market funds (classified as cash equivalents) of $0.4 million with the intention of utilizing them as long-term funding sources for this plan. The COLI assets are recorded at their net cash surrender values and are included in other non-current assets in the consolidated balance sheet.

Plans under Collective Bargaining Agreements
We contribute to various multi-employer union retirement plans, which provide retirement benefits to the majority of our union employees; none of the plans are considered significant. The total contribution to these plans in fiscal 2020, 2019 and 2018 was $6.2 million, $4.9 million and $2.9 million, respectively.

Pension Plan
We sponsor the Tubelite Inc. Hourly Employees' Pension Plan, a defined-benefit pension plan that was frozen to new entrants in fiscal 2004, with no additional benefits accruing to plan participants after such time.

Officers' Supplemental Executive Retirement Plan (SERP)
We sponsor an unfunded SERP, a defined-benefit pension plan that was frozen to new entrants in fiscal 2009, with no additional benefits accruing to plan participants after such time.

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

(In thousands)	2020	2019
Change in projected benefit obligation
Benefit obligation beginning of period	$13,310	$13,834
Interest cost	492	506
Actuarial loss (gain)	1,567	(19)
Benefits paid	(998)	(1,011)
Benefit obligation at measurement date	14,371	13,310
Change in plan assets
Fair value of plan assets beginning of period	$5,330	$4,169
Actual return on plan assets	1,002	97
Company contributions	652	2,075
Benefits paid	(998)	(1,011)
Fair value of plan assets at measurement date	5,986	5,330
Underfunded status	$(8,385)	$(7,980)

The funded status was recognized in the consolidated balance sheets as follows:

(In thousands)	2020	2019
Other non-current assets	$591	$337
Current liabilities	(682)	(684)
Other non-current liabilities	(8,294)	(7,633)
Total	$(8,385)	$(7,980)

The following was included in accumulated other comprehensive loss and has not yet been recognized as a component of net periodic benefit cost:

(In thousands)	2020	2019
Net actuarial loss	$5,553	$5,025

The amount recognized in comprehensive earnings, net of tax expense, was:

(In thousands)	2020	2019
Net actuarial (loss) gain	$(405)	$229

Components of the defined-benefit pension plans' net periodic benefit cost:

(In thousands)	2020	2019	2018
Interest cost	$492	$506	$531
Expected return on assets	(182)	(40)	(41)
Amortization of unrecognized net loss	219	226	228
Net periodic benefit cost	$529	$692	$718

Total net periodic pension benefit cost is expected to be approximately $0.5 million in fiscal 2021. The estimated net actuarial gain for the defined-benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for fiscal 2021 is $0.3 million, net of tax expense.

Additional Information

Assumptions

Benefit Obligation Weighted-Average Assumptions	2020	2019	2018
Discount rate	3.80%	3.80%	3.80%

Net Periodic Benefit Expense Weighted-Average Assumptions	2020	2019	2018
Discount rate	2.50%	3.85%	3.80%
Expected long-term rate of return on assets	4.50%	4.50%	2.00%

Discount rate. The discount rate reflects the current rate at which the defined-benefit plans' pension liabilities could be effectively settled at the end of the year based on the measurement date. The discount rate was determined by matching the expected benefit payments to payments from the Principal Discount Yield Curve. There are no known or anticipated changes in the discount rate assumption that will have a significant impact on pension expense in fiscal 2021.

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

Contributions
Company contributions to the plans for fiscal 2020 were $0.7 million and for fiscal 2019 were $2.1 million, which equaled or exceeded the minimum funding requirements.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid by the plans:

(In thousands)	2021	2022	2023	2024	2025	2026-2030
Estimated future benefit payments	$1,052	$1,012	$979	$955	$921	$4,260

11.    Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in the Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At February 29, 2020, $913.9 million of these types of bonds were outstanding, of which, $487.5 million is on our backlog. These bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

(In thousands)	2020	2019
Balance at beginning of period	$16,737	$22,517
Additional accruals	8,224	5,552
Claims paid	(9,332)	(11,332)
Balance at end of period	$15,629	$16,737

Additionally, we are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services segment and certain of our Architectural Framing Systems businesses. We manage the risk of these exposures through contract negotiations, proactive project management and insurance coverages. The liability for these types of project-related contingencies was $49.0 million and $42.1 million as of February 29, 2020 and March 2, 2019, respectively. During fiscal 2020, we received $15.0 million of insurance proceeds related to a project matter, which was included within cost of sales on our consolidated results of operations.

Letters of credit
At February 29, 2020, we had $24.7 million of ongoing letters of credit, all of which have been issued under our revolving credit facility, as discussed in Note 8.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $170.4 million as of February 29, 2020.

Environmental liability
In fiscal 2008, we acquired one manufacturing facility which has certain historical environmental conditions. Remediation of these conditions is ongoing without significant disruption to our operations. The estimated remaining liability for these remediation activities was $0.7 million and $1.2 million at February 29, 2020 and March 2, 2019, respectively.

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

The table below provides a summary of our outstanding NMTC transactions (in millions):

Inception date	Termination date	Proceeds received	Deferred costs	Net benefit
November 2013	November 2020	$10.7	$3.3	$7.4
June 2016	May 2023	6.0	1.2	4.8
August 2018	July 2025	6.6	1.3	5.3
September 2018	August 2025	3.2	1.0	2.2
Total		$26.5	$6.8	$19.7

Litigation

On November 5, 2018, a shareholder filed a purported securities class action against the Company and certain named executive officers. On April 26, 2019, the new lead plaintiff filed an amended complaint, alleging that, during the purported class period of May 1, 2017 to April 10, 2019, the Company and the named executive officers made materially false or misleading statements or omissions about the Company's acquisition of EFCO Corporation on June 12, 2017, and about the Company's Architectural Glass business segment, in violation of the federal securities laws. On March 25, 2020, the District Court granted the Company's motion to dismiss without prejudice this matter.

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

Share Repurchases
During fiscal 2004, the Board of Directors authorized a share repurchase program, with subsequent increases in authorization, including an increase in authorization by 1,000,000 shares in fiscal 2020. We repurchased 686,997 shares under the program during fiscal 2020, for a total cost of $25.1 million. We repurchased 1,257,983 shares under the program, for a total cost of $43.3 million, in fiscal 2019, and 702,299 shares under the program, for a total cost of $33.7 million, in fiscal 2018. The Company has repurchased a total of 5,954,912 shares, at a total cost of $174.4 million, since the inception of this program. We have remaining authority to repurchase 2,295,088 shares under this program, which has no expiration date.

In addition to the shares repurchased under this repurchase plan, during fiscal 2020, 2019 and 2018, the Company also withheld $2.3 million, $2.0 million and $3.0 million, respectively, of Company stock from employees in order to satisfy stock-for-stock option exercises or tax obligations related to stock-based compensation, pursuant to terms of board and shareholder-approved compensation plans.

Accumulated Other Comprehensive Loss
The following summarizes the accumulated other comprehensive loss, net of tax, at February 29, 2020 and March 2, 2019:

(In thousands)	2020	2019
Net unrealized gain (loss) on marketable securities	$222	$(35)
Foreign currency hedge	(832)	(409)
Pension liability adjustments	(4,257)	(3,852)
Foreign currency translation adjustments	(29,195)	(27,831)
Total accumulated other comprehensive loss	$(34,062)	$(32,127)

13.	Share-Based Compensation

We have a 2019 Stock Incentive Plan and a 2019 Non-Employee Director Stock Plan (the Plans) that provide for the issuance of 1,150,000 and 150,000 shares, respectively, for various forms of stock-based compensation to employees and non-employee directors. We also have a 2009 Stock Incentive Plan and 2009 Non-Employee Director Stock Incentive Plan with shares reserved for issuance for outstanding unvested awards. Awards under these Plans may be in the form of incentive stock options (to employees only), nonstatutory options, stock-settled stock appreciation rights (SARs), or nonvested share awards and units, all of which are granted at a price or with an exercise price equal to the fair market value of the Company’s stock at the date of award. No additional awards can be made under the 2009 Stock Incentive Plan or the 2009 Non-Employee Director Stock Incentive Plan. Nonvested share awards and units generally vest over a two, three or four-year period.

Total stock-based compensation expense under all Plans included in the results of operations was $6.6 million for fiscal 2020, $6.3 million for fiscal 2019 and $6.2 million for 2018. We elect to account for any forfeitures as they occur.

Stock Options and SARs
There were no stock options or SARs issued in any fiscal year presented, nor was there any activity during the current fiscal year, summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value at Year-End
Outstanding at March 2, 2019	100,341	$8.34
Awards exercised	—	—
Outstanding and exercisable at February 29, 2020	100,341	$8.34	1.5 Years	$2,192,451

Cash proceeds from the exercise of stock options were $0.2 million and $0.8 million for fiscal 2019 and 2018, respectively. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $0.6 million and $4.8 million in fiscal 2019 and 2018, respectively.

Nonvested Share Awards and Units
The following table summarizes nonvested share activity for fiscal 2020:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
March 2, 2019	286,613	$47.00
Granted	196,453	37.14
Vested	(151,973)	48.02
Canceled	(21,834)	42.43
February 29, 2020	309,259	$40.58

At February 29, 2020, there was $7.3 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 22 months. The total fair value of shares vested during fiscal 2020 was $5.8 million.

14.	Income Taxes

Earnings before income taxes consisted of the following:

(In thousands)	2020	2019	2018
United States	$97,297	$60,042	$111,980
International	(17,547)	(1,380)	(2,100)
Earnings before income taxes	$79,750	$58,662	$109,880

The components of income tax expense (benefit) for each of the last three fiscal years was:

(In thousands)	2020	2019	2018
Current
Federal	$8,493	$22,746	$22,074
State and local	2,064	(4,437)	3,106
International	(2,720)	(459)	1,578
Total current	7,837	17,850	26,758
Deferred
Federal	9,513	(12,409)	4,049
State and local	2,152	6,275	351
International	(1,202)	628	(1,205)
Total deferred	10,463	(5,506)	3,195
Total non-current tax (benefit) expense	(464)	624	439
Total income tax expense	$17,836	$12,968	$30,392

Income tax payments, net of refunds, were $17.8 million, $16.5 million and $25.7 million in fiscal 2020, 2019 and 2018, respectively.

The following table provides a reconciliation of the statutory federal income tax rate to our consolidated effective tax rates:

	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	32.7%
Tax rate change revaluation	—	—	(3.7)
Manufacturing deduction	—	—	(2.2)
State and local income taxes, net of federal tax benefit	4.0	2.7	1.8
Foreign tax rate differential	(0.3)	0.8	(0.7)
Tax credits - research & development	(1.6)	(2.7)	(0.9)
Other, net	(0.7)	0.3	0.7
Consolidated effective income tax rate	22.4%	22.1%	27.7%

The estimated effective tax rate for fiscal 2019 declined 5.6 percentage points from fiscal 2018 primarily due to the reduced Federal rate under the U.S. Tax Cuts and Jobs Act ("the Act"), which was enacted in December 2017.

Deferred tax assets and deferred tax liabilities at February 29, 2020 and March 2, 2019 were:

(In thousands)	2020	2019
Deferred tax assets
Accrued expenses	$15,832	$13,530
Deferred compensation	7,934	9,007
Liability for unrecognized tax benefits	1,941	2,547
Unearned income	5,238	4,557
Operating lease liabilities	6,640	—
Net operating losses and tax credits	11,093	9,913
Other	1,502	1,550
Total deferred tax assets	50,180	41,104
Less: valuation allowance	(8,727)	(8,546)
Deferred tax assets, net of valuation allowance	41,453	32,558
Deferred tax liabilities
Goodwill and other intangibles	8,166	5,151
Depreciation	32,296	24,289
Operating lease, right-of-use assets	6,666	—
Total deferred tax liabilities	47,128	29,440
Net deferred tax (liabilities) assets	$(5,675)	$3,118

The Company has U.S. federal tax credits as well as state net operating loss carryforwards with a tax effect of $11.1 million. A valuation allowance of $8.7 million has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefits in future periods.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2017, or state and local income tax examinations for years prior to fiscal 2013. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2016, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

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

If we were to prevail on all unrecognized tax benefits recorded, $2.6 million, $3.1 million and $2.4 million for fiscal 2020, 2019 and 2018, respectively, would benefit the effective tax rate. Also included in the balance of unrecognized tax benefits for fiscal 2020, 2019 and 2018, are $1.5 million, $2.0 million and $2.3 million, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. For fiscal 2020 and 2019, we accrued penalties and interest related to unrecognized tax benefits of $0.3 million. For fiscal 2018, the accrual was $0.4 million.

The following table provides a reconciliation of the total amounts of gross unrecognized tax benefits:

(In thousands)	2020	2019	2018
Gross unrecognized tax benefits at beginning of year	$5,111	$4,705	$4,075
Gross increases in tax positions for prior years	82	500	614
Gross decreases in tax positions for prior years	(1,100)	(377)	(122)
Gross increases based on tax positions related to the current year	425	1,067	639
Settlements	(15)	(303)	—
Statute of limitations expiration	(432)	(481)	(519)
Revaluation impact	—	—	18
Gross unrecognized tax benefits at end of year	$4,071	$5,111	$4,705

The total liability for unrecognized tax benefits is expected to decrease by approximately $0.4 million during fiscal 2021 due to lapsing of statutes.

15.	Earnings per Share

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

(In thousands)	2020	2019	2018
Basic earnings per share - weighted average common shares outstanding	26,474	27,802	28,534
Weighted average effect of nonvested share grants and assumed exercise of stock options	255	280	270
Diluted earnings per share - weighted average common shares and potential common shares outstanding	26,729	28,082	28,804
Stock awards excluded from the calculation of earnings per share because the award price was greater than the average market price of the common shares	99	134	141

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

•	The Large-Scale Optical Technologies (LSO) segment manufactures value-added glass and acrylic products for framing and display applications.

(In thousands)	2020	2019	2018
Net Sales
Architectural Framing Systems	$686,596	$720,829	$677,198
Architectural Glass	387,191	367,203	384,137
Architectural Services	269,140	286,314	213,757
Large-Scale Optical	87,911	88,493	88,303
Intersegment elimination	(43,399)	(60,202)	(37,222)
Total	$1,387,439	$1,402,637	$1,326,173
Operating Income (Loss)
Architectural Framing Systems	$36,110	$49,660	$59,031
Architectural Glass	20,760	16,503	32,764
Architectural Services	23,582	30,509	10,420
Large-Scale Optical	22,642	23,003	22,000
Corporate and other	(15,246)	(52,391)	(9,931)
Total	$87,848	$67,284	$114,284
Depreciation and Amortization
Architectural Framing Systems	$25,432	$28,937	$31,764
Architectural Glass	13,570	13,009	14,525
Architectural Services	1,305	1,234	1,325
Large-Scale Optical	3,256	3,692	4,556
Corporate and other	3,232	2,926	2,673
Total	$46,795	$49,798	$54,843
Capital Expenditures
Architectural Framing Systems	$22,744	$19,098	$15,273
Architectural Glass	19,862	27,722	26,228
Architectural Services	1,749	1,433	2,510
Large-Scale Optical	3,153	6,989	3,307
Corporate and other	3,920	5,475	5,878
Total	$51,428	$60,717	$53,196
Identifiable Assets
Architectural Framing Systems	$604,870	$617,001	$618,455
Architectural Glass	291,104	281,817	250,407
Architectural Services	107,538	59,227	53,424
Large-Scale Optical	62,831	61,031	58,523
Corporate and other	62,648	49,092	41,511
Total	$1,128,991	$1,068,168	$1,022,320

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, the Company has determined that it is impractical to report product revenues generated by class of product beyond the segment revenues currently reported.

Segment operating income is equal to net sales less cost of sales and operating expenses. Operating income does not include interest expense or a provision for income taxes. Corporate and other includes miscellaneous corporate activity, including certain legal, consulting and advisory costs not allocable to our segments. Corporate and other also includes $16.7 million in fiscal 2020 and $40.9 million in fiscal 2019, of project-related charges on acquired contracts, as well as $15.0 million of insurance proceeds related to a project matter in fiscal 2020. Identifiable assets for Corporate and other include all short- and long-term available-for-sale securities.

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region.

(In thousands)	2020	2019	2018
Net Sales
United States	$1,254,311	$1,259,319	$1,187,922
Canada	120,498	128,735	122,981
Brazil	12,630	14,583	15,270
Total	$1,387,439	$1,402,637	$1,326,173
Long-Lived Assets
United States	$307,782	$297,072	$283,432
Canada	11,130	12,563	13,384
Brazil	5,474	6,188	7,247
Total	$324,386	$315,823	$304,063

Apogee's export net sales from U.S. operations were $54.7 million, $56.3 million, and $49.1 million in fiscal 2020, 2019, and 2018, respectively, representing approximately 4 percent of consolidated net sales in each of these fiscal years.

17.	Quarterly Data (Unaudited)

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth		Total
2020
Net sales	$355,365	$357,058	$337,916	$337,100		$1,387,439
Gross profit	80,967	86,207	74,310	77,475		318,959
Net earnings	15,443	19,279	15,234	11,958		61,914
Earnings per share - basic	0.58	0.73	0.58	0.45		2.34
Earnings per share - diluted	0.58	0.72	0.57	0.45		2.32
2019
Net sales	$336,531	$362,133	$357,718	$346,255		$1,402,637
Gross profit	80,730	84,466	84,090	44,279		293,565
Net earnings (loss)	15,373	20,513	21,891	(12,083)	(1)	45,694
Earnings (loss) per share - basic	0.55	0.73	0.79	(0.45)		1.64
Earnings (loss) per share - diluted	0.54	0.72	0.78	(0.45)		1.63

Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding, and all other quarterly amounts may not equal the total year due to rounding.

(1) Fiscal 2019 fourth quarter net loss includes $42.6 million of project-related charges on contracts that were acquired with the purchase of EFCO.

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

Management's Annual Report on Internal Control Over Financial Reporting. The report of management required under this Item 9A is contained on page 24 in Item 8 of this Annual Report on Form 10-K under the caption “Management's Annual Report on Internal Control Over Financial Reporting.”

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

The other information required by this item, other than the information set forth in Part I above under the heading “Executive Officers of the Registrant,” is set forth under the headings “Proposal 1: Election of Directors,” “Frequently Asked Questions - How Can A Shareholder Recommend or Nominate a Director Candidate?”, “Corporate Governance - Board Meetings and 2019 Annual Meeting of Shareholders,” and “Corporate Governance - Board Committee Responsibilities, Meetings and Membership” in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 24, 2020, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end (our 2020 Proxy Statement). This information is incorporated herein by reference.

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation” and “Non-Employee Director Compensation" in our 2020 Proxy Statement. This information is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes, with respect to our equity compensation plans, the number of shares of our common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights, and the number of shares remaining available for future issuance under our equity compensation plans as of February 29, 2020, the last day of fiscal 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	182,543	(1) (2)	N/A	(3)	1,316,134	(4)
Equity compensation plans not approved by security holders	100,341	(5)	8.34		None
Total	282,884		$8.34		1,316,134

(1) Includes restricted stock unit awards granted under our 2009 Stock Incentive Plan, 2019 Stock Incentive Plan, 2009 Non-Employee Director Stock Plan, and 2019 Non-Employee Director Stock Plan and phantom shares under our Non-Employee Director Deferred Compensation Plan. Certain outstanding restricted stock units have dividend rights attached, but none of the restricted stock units are transferable.

(2) Pursuant to SEC rules and the reporting requirements for this table, we have not included in this column 263,127 shares of restricted stock that are issued and outstanding. All shares of restricted stock outstanding have dividend rights attached, but none of the shares of restricted stock are transferable.

(3) In calculating the weighted-average exercise price of outstanding options, warrants and rights, the restricted stock units and phantom shares do not have an exercise price.

(4) Pursuant to SEC Rules and the reporting requirements for this table, of these shares, 53,346 are available for issuance under our Legacy Partnership Plan; 1,105,000 are available for grant under our 2019 Stock Incentive Plan; 126,318 are available for grant under our 2019 Non-Employee Director Stock Plan; and 31,470 are available for grant under our Deferred Compensation Plan for Non-Employee Directors.

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the headings “Corporate Governance - Director Independence” and "Corporate Governance - Certain Relationships and Related Transactions" in our 2020 Proxy Statement. This information is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the headings “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm - Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in our 2020 Proxy Statement. This information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	List of documents filed as a part of this report:

1.	Financial Statements - The consolidated financial statements listed below are set forth in Item 8 of Part II of this report.

Consolidated Balance Sheets as of February 29, 2020 and March 2, 2019

Consolidated Results of Operations for the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

Consolidated Statements of Comprehensive Earnings for the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

Consolidated Statements of Cash Flows for the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

Consolidated Statements of Shareholders' Equity for the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules - Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Deductions from Reserves(1)	Other Changes(2)	Balance at End of Period
Allowances for doubtful receivables
For the year ended February 29, 2020	$4,372	$—	$1,192	$3,085	$(10)	$2,469
For the year ended March 2, 2019	1,530	—	3,090	223	(25)	4,372
For the year ended March 3, 2018	1,495	252	1,345	1,559	(3)	1,530
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

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year-ended February 28, 2004.
3.2	Articles of Amendment to Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on January 16, 2020.
3.3	Amended and Restated Bylaws of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on July 3, 2018.
4.1	Specimen certificate for shares of common stock of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended March 3, 2012.
4.2#	Description of Securities
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

10.5*
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

10.7*	Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on October 17, 2006.
10.8*
First Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on October 15, 2008.

10.9*
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

10.11*
Fourth Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed on January 6, 2011.

10.12*	Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on October 17, 2006.
10.13*	First Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K filed on October 15, 2008.

10.14*	Second Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.8 to Registrant's Current Report on Form 8-K filed on March 4, 2009.
10.15*	Third Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed on January 6, 2011.
10.16*	Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 28, 2011.
10.17*
Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as amended and restated (2014). Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed on July 24, 2014.

10.18*
Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on June 30, 2009.

10.19*
Restricted Stock Deferral Program under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as Amended and Restated (2014) (2015 Statement). Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 30, 2015.

10.20*
Form of Deferred Restricted Stock Unit Agreement under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as Amended and Restated (2014) (2015 Statement). Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on June 30, 2015.

10.21*
Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan for awards made on or after April 26, 2011. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on May 2, 2011.

10.22*
Form of Performance Award Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on May 5, 2014.

10.23*	Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, effective January 1, 2011. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 12, 2010.
10.24*	First Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 1, 2014.
10.25*	Second Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on June 29, 2016.
10.26*
Third Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, dated October 5, 2017. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 10, 2017.

10.27*
Form of Stock Option Agreement to be entered into by Apogee Enterprises, Inc. and Joseph F. Puishys on August 22, 2011. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on August 8, 2011.

10.28
Stock Purchase Agreement, dated as of April 28, 2017, by and among Apogee Enterprises, Inc., EFCO Corporation, and Pella Corporation. Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 2, 2017.

10.29*	Form of Change-in-Control Severance Agreement. Incorporated herein by reference to Exhibit 10.38 to Registrant's Annual Report on Form 10-K filed on April 30, 2018.
10.30*	Apogee Enterprises, Inc. 401(k) Retirement Plan, effective January 1, 2015. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed October 9, 2015.
10.31*
Third Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, dated October 5, 2017. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on October 10, 2017.

10.32*
Form of CEO Cash-Based Two-Year Performance Award Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on July 3, 2018.

10.33*
Fourth Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, dated June 28, 2018. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on July 3, 2018.

10.34*	Apogee Enterprises, Inc. 2019 Stock Incentive Plan. Incorporated by reference to Exhibit 4.5 to Registrant's Registration Statement on Form S-8 filed on February 12, 2020.
10.35*	Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 4.6 to Registrant's Registration Statement on Form S-8 filed on February 12, 2020.
10.36*
Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2019 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 16, 2020.

10.37*
Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 16, 2020.

10.38*
Form of Deferred Restricted Stock Unit Agreement under the Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 16, 2020.

10.39*	Form of CEO Evaluation-Based Incentive Agreement. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 30, 2019.
10.40*	Form of Fiscal 2020 Annual Cash Incentive Award Agreement. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 2, 2019.
10.41*
Third Amended and Restated Credit Agreement, dated as of June 25, 2019, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders referred to therein, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and U.S. Bank National Association, as Syndication Agent and Issuing Lender. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 28, 2019.

10.42*
Amendment No. 1 to Third Amended and Restated Credit Agreement dated as of June 25, 2019, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders referred to therein, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and U.S. Bank National Association, as Syndication Agent and Issuing Lender. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 10, 2020.

10.43*
Cooperation Agreement dated November 10, 2019, by and among Apogee Enterprises, Inc., Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP, Engaged Capital Flagship Fund, LP, Engaged Capital Flagship Fund, Ltd., Engaged Capital Holdings, LLC and Glenn W. Welling. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 12, 2019.

21#	Subsidiaries of the Registrant.
23#	Consent of Deloitte & Touche LLP.
24.1#	Powers of Attorney
31.1#	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2#	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Apogee Enterprises, Inc.'s Annual Report on Form 10-K for the year ended Ferbuary 29, 2020 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of February 29, 2020 and March 2, 2019, (ii) the Consolidated Results of Operations for the three years ended February 29, 2020, March 2, 2019 and March 3, 2018, (iii) the Consolidated Statements of Comprehensive Earnings for the three years ended February 29, 2020, March 2, 2019 and March 3, 2018, (iv) the Consolidated Statements of Cash Flows for the three years ended February 29, 2020, March 2, 2019 and March 3, 2018, (v) the Consolidated Statements of Shareholders' Equity for the years ended February 29, 2020, March 2, 2019 and March 3, 2018 and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2020.

APOGEE ENTERPRISES, INC.

/s/ Joseph F. Puishys
Joseph F. Puishys
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 24, 2020.

Signature	Title	Signature	Title
/s/ Joseph F. Puishys	President, CEO and	/s/ James S. Porter	Executive Vice
Joseph F. Puishys	Director (Principal Executive Officer)	James S. Porter	President and CFO (Principal Financial and Accounting Officer)

*		*
Donald A. Nolan	Chairman	Elizabeth M. Lilly	Director

*		*
Bernard P. Aldrich	Director	Herbert K. Parker	Director

*		*
Christina M. Alvord	Director	Mark A. Pompa	Director

*		*
Frank G. Heard	Director	Patricia K. Wagner	Director

*		/s/ Patricia A. Beithon
Lloyd E. Johnson	Director	Patricia A. Beithon	Attorney-in-Fact

* Patricia A. Beithon, by signing her name hereto, does hereby sign this report on behalf of the directors of the registrant after whose typed names asterisks appear, pursuant to powers of attorney executed by such directors and filed with the Securities and Exchange Commission.