Form 10-Q
period 2020-05-30
APOGEE ENTERPRISES, INC.
filed 2020-07-09
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2020

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 7, 2020, 26,356,670 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except stock data)	May 30, 2020	February 29, 2020
Assets
Current assets
Cash and cash equivalents	$11,636	$14,952
Receivables, net of allowance for doubtful accounts	156,304	196,806
Inventories	75,285	71,089
Costs and earnings on contracts in excess of billings	65,980	73,582
Other current assets	21,488	25,481
Total current assets	330,693	381,910
Property, plant and equipment, net	320,073	324,386
Operating lease right-of-use assets	49,911	52,892
Goodwill	190,544	185,516
Intangible assets	136,071	140,191
Other non-current assets	44,332	44,096
Total assets	$1,071,624	$1,128,991
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$62,369	$69,056
Accrued payroll and related benefits	25,630	40,119
Billings on contracts in excess of costs and earnings	15,321	32,696
Operating lease liabilities	10,462	11,272
Current portion of debt	155,400	5,400
Other current liabilities	110,348	118,314
Total current liabilities	379,530	276,857
Long-term debt	55,500	212,500
Non-current operating lease liabilities	40,814	43,163
Non-current self-insurance reserves	24,140	22,831
Other non-current liabilities	67,496	56,862
Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 26,368,864 and 26,443,166 respectively	8,790	8,814
Additional paid-in capital	153,862	154,016
Retained earnings	382,225	388,010
Common stock held in trust	(696)	(685)
Deferred compensation obligations	696	685
Accumulated other comprehensive loss	(40,733)	(34,062)
Total shareholders’ equity	504,144	516,778
Total liabilities and shareholders’ equity	$1,071,624	$1,128,991

See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended
(In thousands, except per share data)	May 30, 2020	June 1, 2019
Net sales	$289,095	$355,365
Cost of sales	228,844	274,398
Gross profit	60,251	80,967
Selling, general and administrative expenses	53,782	57,926
Operating income	6,469	23,041
Interest and other expense, net	2,463	2,611
Earnings before income taxes	4,006	20,430
Income tax expense	1,130	4,987
Net earnings	$2,876	$15,443
Earnings per share - basic	$0.11	$0.58
Earnings per share - diluted	$0.11	$0.58
Weighted average basic shares outstanding	26,168	26,597
Weighted average diluted shares outstanding	26,418	26,843

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended
(In thousands)	May 30, 2020	June 1, 2019
Net earnings	$2,876	$15,443
Other comprehensive (loss) earnings:
Unrealized gain on marketable securities, net of $26 and $47 of tax expense, respectively	97	181
Unrealized (loss) gain on derivative instruments, net of ($189) and $2 of tax (benefit) expense, respectively	(617)	5
Foreign currency translation adjustments	(6,151)	(2,560)
Other comprehensive loss	(6,671)	(2,374)
Total comprehensive (loss) earnings	$(3,795)	$13,069

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(In thousands)	May 30, 2020	June 1, 2019
Operating Activities
Net earnings	$2,876	$15,443
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,540	11,102
Share-based compensation	1,406	1,618
Deferred income taxes	(738)	6,438
Noncash lease expense	2,945	2,902
Other, net	1,039	(1,762)
Changes in operating assets and liabilities:
Receivables	39,650	(16,982)
Inventories	(4,700)	835
Costs and earnings on contracts in excess of billings	7,558	(6,007)
Accounts payable and accrued expenses	(22,334)	(15,317)
Billings on contracts in excess of costs and earnings	(17,181)	(1,198)
Refundable and accrued income taxes	2,847	(4,369)
Operating lease liability	(2,781)	(1,517)
Other	849	(928)
Net cash provided (used) by operating activities	23,976	(9,742)
Investing Activities
Capital expenditures	(8,606)	(11,198)
Other	(1,082)	(824)
Net cash used by investing activities	(9,688)	(12,022)
Financing Activities
Borrowings on line of credit	139,500	103,000
Payments on line of credit	(146,500)	(55,500)
Repurchase and retirement of common stock	(4,731)	(20,010)
Dividends paid	(4,872)	(4,598)
Other	(731)	(1,270)
Net cash (used) provided by financing activities	(17,334)	21,622
Decrease in cash and cash equivalents	(3,046)	(142)
Effect of exchange rates on cash	(270)	(143)
Cash, cash equivalents and restricted cash at beginning of year	14,952	29,241
Cash, cash equivalents and restricted cash at end of period	$11,636	$28,956
Noncash Activity
Capital expenditures in accounts payable	$1,458	$1,667

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 29, 2020	26,443	$8,814	$154,016	$388,010	$(685)	$685	$(34,062)	$516,778
Net earnings	—	—	—	2,876	—	—	—	2,876
Unrealized gain on marketable securities, net of $26 tax expense	—	—	—	—	—	—	97	97
Unrealized loss on foreign currency hedge, net of $189 tax benefit	—	—	—	—	—	—	(617)	(617)
Foreign currency translation adjustments	—	—	—	—	—	—	(6,151)	(6,151)
Issuance of stock, net of cancellations	183	62	(39)	—	(11)	11	—	23
Share-based compensation	—	—	1,406	—	—	—	—	1,406
Share repurchases	(231)	(77)	(1,370)	(3,284)	—	—	—	(4,731)
Other share retirements	(26)	(9)	(151)	(505)	—	—	—	(665)
Cash dividends	—	—	—	(4,872)	—	—	—	(4,872)
Balance at May 30, 2020	26,369	$8,790	$153,862	$382,225	$(696)	$696	$(40,733)	$504,144

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 2, 2019	27,015	$9,005	$151,842	$367,597	$(755)	$755	$(32,127)	$496,317
Net earnings	—	—	—	15,443	—	—	—	15,443
Unrealized gain on marketable securities, net of $47 tax expense	—	—	—	—	—	—	181	181
Unrealized gain on foreign currency hedge, net of $2 tax expense	—	—	—	—	—	—	5	5
Foreign currency translation adjustments	—	—	—	—	—	—	(2,560)	(2,560)
Issuance of stock, net of cancellations	79	26	14	—	(12)	12	—	40
Share-based compensation	—	—	1,618	—	—	—	—	1,618
Share repurchases	(532)	(177)	(3,051)	(16,782)	—	—	—	(20,010)
Other share retirements	(32)	(11)	(183)	(1,266)	—	—	—	(1,460)
Cash dividends	—	—	—	(4,598)	—	—	—	(4,598)
Balance at June 1, 2019	26,530	$8,843	$150,240	$360,394	$(767)	$767	$(34,501)	$484,976

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 29, 2020. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three-month period ended May 30, 2020 are not necessarily indicative of the results to be expected for the full year.

COVID-19 considerations
The ongoing COVID-19 pandemic continues to cause volatility and uncertainty in global markets impacting worldwide economic activity. We have experienced some delays in commercial construction projects and orders as a result of COVID-19. In our Architectural Glass and Architectural Framing segments, orders have been delayed or have slowed, as customers and end markets face some uncertainty and delays in timing of work. In our Architectural Services segment, some construction site closures or project delays have occurred, and job sites have had to adjust to increased physical distancing and health-related precautions. Within our LSO segment, temporary closure of many retail locations resulted in the shutdown of our factories for most of the first quarter, in response to governmental “stay at home” directives. We have also been impacted by quarantine-related absenteeism among our workforce, resulting in labor and capacity constraints at some of our facilities. The extent to which COVID-19 will impact our business will depend on future developments and public health advancements, which are highly uncertain and cannot be predicted with confidence. However, towards the end of our first quarter and into the second quarter, we began to see some early signs of improvement, including the gradual reopening of retailers, moderating project delays and fewer workforce absences.

Furthermore, in response to COVID-19, we have implemented a variety of countermeasures to promote the health and safety of our employees during this pandemic, including health screening, physical distancing practices, enhanced cleaning, use of personal protective equipment, business travel restrictions, and remote work capabilities, in addition to quarantine-related paid leave and other employee assistance programs.

Adoption of new accounting standards
In the current quarter, we adopted the guidance in ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance provides for a new impairment model on financial instruments which is based on expected credit losses, which was applied following a modified retrospective approach. Additionally, the new guidance makes targeted improvements to the impairment model for certain available-for-sale debt securities, including eliminating the concept of "other than temporary" from that model. The portion of the guidance related to available-for-sale debt securities was adopted following a prospective approach. The adoption of this ASU did not have a significant impact on earnings or financial condition. Refer to additional disclosures in Notes 2 and 4.

Subsequent events
We have evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events that required recognition or disclosure in the consolidated financial statements other than as described in Note 8.

2.	Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 12 for disclosure of revenue by segment):

	Three Months Ended
(In thousands)	May 30, 2020	June 1, 2019
Recognized at shipment	$116,163	$155,265
Recognized over time	172,932	200,100
Total	$289,095	$355,365

Receivables
Receivables reflected in the financial statements represent the net amount expected to be collected. An allowance for credit losses is established based on expected losses. Expected losses are estimated by reviewing individual accounts, considering aging, financial condition of the debtor, recent payment history, current and forecast economic conditions and other relevant factors. Upon billing, aging of receivables is monitored until collection. An account is considered current when it is within agreed upon payment terms. An account is written off when it is determined that the asset is no longer collectible. Retainage on construction contracts represents amounts withheld by our customers on long-term projects until the project reaches a level of completion where amounts are released.

(In thousands)	May 30, 2020	February 29, 2020
Trade accounts	$122,092	$141,126
Construction contracts	12,630	20,808
Contract retainage	23,778	37,341
Total receivables	158,500	199,275
Less: allowance for credit losses	(2,196)	(2,469)
Net receivables	$156,304	$196,806

The following table summarizes the activity in the allowance for credit losses:

(In thousands)	May 30, 2020
Beginning balance	$2,469
Additions charged to costs and expenses	69
Deductions from allowance, net of recoveries	(274)
Other changes (1)	(68)
Ending balance	$2,196
(1) Result of foreign currency effects

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

(In thousands)	May 30, 2020	February 29, 2020
Contract assets	$89,757	$110,923
Contract liabilities	18,209	35,954

The decrease in contract assets was mainly due to a reduction in contract retainage. The change in contract liabilities was due to timing of project activity within our businesses that operate under long-term contracts.

Other contract-related disclosures	Three Months Ended
(In thousands)	May 30, 2020	June 1, 2019
Revenue recognized related to contract liabilities from prior year-end	$13,011	$14,194
Revenue recognized related to prior satisfaction of performance obligations	2,877	1,949

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that timeframe. Generally, these contracts are in our businesses with long-term contracts which recognize revenue over time. As of May 30, 2020, the transaction price associated with unsatisfied performance obligations was approximately $995.9 million. The performance obligations are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	May 30, 2020
Within one year	$434,077
Within two years	417,457
Beyond	144,325
Total	$995,859

3.	Supplemental Balance Sheet Information

Inventories

(In thousands)	May 30, 2020	February 29, 2020
Raw materials	$38,502	$36,611
Work-in-process	17,221	17,520
Finished goods	19,562	16,958
Total inventories	$75,285	$71,089

Other current liabilities

(In thousands)	May 30, 2020	February 29, 2020
Warranties	$12,421	$12,822
Accrued project losses	48,054	48,962
Property and other taxes	6,315	5,952
Accrued self-insurance reserves	7,343	8,307
Other	36,215	42,271
Total other current liabilities	$110,348	$118,314

Other non-current liabilities

(In thousands)	May 30, 2020	February 29, 2020
Deferred benefit from New Market Tax Credit transactions	$15,717	$15,717
Retirement plan obligations	8,242	8,294
Deferred compensation plan	8,298	8,452
Deferred tax liabilities	13,915	7,940
Other	21,324	16,459
Total other non-current liabilities	$67,496	$56,862

4.	Financial Instruments

Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
May 30, 2020	$12,595	$403	$5	$12,993
February 29, 2020	11,692	275	—	11,967

Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of these bonds at May 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$898	$911
Due after one year through five years	7,017	7,255
Due after five years through 10 years	3,880	4,019
Due beyond 15 years	800	808
Total	$12,595	$12,993

Derivative instruments
In August 2019, we entered into an interest rate swap to hedge exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility. As of May 30, 2020, the interest rate swap contract had a notional value of $65 million.

We periodically enter into forward purchase foreign currency cash flow hedge contracts, generally with an original maturity date of less than one year, to hedge foreign currency exchange rate risk. As of May 30, 2020, we held foreign exchange forward contracts with a U.S. dollar notional value of $34.3 million, with the objective of reducing the exposure to fluctuations in the Canadian dollar and the Euro.

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
May 30, 2020
Assets:
Money market funds	$3,689	$—	$3,689
Commercial paper	—	500	500
Municipal and corporate bonds	—	12,993	12,993
Cash surrender value of life insurance	—	15,777	15,777
Liabilities:
Deferred compensation	—	13,889	13,889
Foreign currency forward/option contract	—	239	239
Interest rate swap contract	—	1,085	1,085

February 29, 2020
Assets:
Money market funds	$2,689	$—	$2,689
Commercial paper	—	1,500	1,500
Municipal and corporate bonds	—	11,967	11,967
Cash surrender value of life insurance	—	16,560	16,560
Liabilities:
Deferred compensation	—	14,042	14,042
Foreign currency forward/option contract	—	340	340
Interest rate swap contract	—	561	561

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

Cash surrender value of life insurance and deferred compensation
Contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans are held in trust. Cash surrender value of the contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in certain deferred compensation plans. Changes in cash surrender value are recorded in other expense. The deferred compensation liability balances are valued based on amounts allocated by participants to the underlying performance measurement funds.

Derivative instruments
The interest rate swap is measured at fair value using other observable market inputs, based off of benchmark interest rates. Forward foreign exchange contracts are measured at fair value using other observable market inputs, such as quotations on forward foreign exchange points and foreign currency exchange rates. Derivative positions are primarily valued using standard calculations and models that use as their basis readily observable market parameters. Industry standard data providers are our primary source for forward and spot rate information for both interest and currency rates.

Nonrecurring fair value measurements
Certain assets are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances. These include certain long-lived assets that are written down to estimated fair value when they are determined to be impaired, utilizing a valuation approach incorporating Level 3 inputs.

5.	Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill attributable to each reporting segment was:

(In thousands)	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at March 2, 2019	$148,446	$25,709	$1,120	$10,557	$185,832
Foreign currency translation	(263)	(53)	—	—	(316)
Balance at February 29, 2020	148,183	25,656	1,120	10,557	185,516
Adjustment (1)	6,315	—	—	—	6,315
Foreign currency translation	(955)	(332)	—	—	(1,287)
Balance at May 30, 2020	$153,543	$25,324	$1,120	$10,557	$190,544

(1) During the quarter ended May 30, 2020, we recorded a $6.3 million increase to goodwill and corresponding increase to deferred tax liabilities to correct an immaterial error related to prior periods. The error was not material to any previously reported annual or interim consolidated financial statements.

We evaluate goodwill for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. During the first quarter of fiscal 2021, we identified qualitative indicators of impairment, including a significant decline in our stock price and market capitalization, along with concerns resulting from the COVID-19 pandemic at four of our nine identified reporting units. Therefore, we performed a quantitative goodwill impairment evaluation as of May 30, 2020 at these four reporting units, EFCO Corporation ("EFCO"), Alumicor Limited ("Alumicor"), Sotawall Limited ("Sotawall") and Viracon, Inc ("Viracon").

Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a qualitative or quantitative analysis. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. If the fair value of a reporting unit exceeds the carrying value, goodwill impairment is not indicated.

We base our determination of fair value on a discounted cash flow methodology that involves significant judgment and projections of future performance. We also consider a market approach in our analysis by reviewing available data from recent transactions of comparable public companies when available. Assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on the annual operating plan and long-term business plan for each reporting unit. These plans take into consideration numerous factors, including historical experience, current and future operational plans, anticipated future economic conditions and growth expectations for the industries and end markets in which we participate. These plans also take into consideration our assessment of risks inherent in our projections of future cash flows. Due to the inherent uncertainties involved in making estimates and assumptions, actual results may differ from those assumed in the forecasts. Inputs used to estimate these fair values included significant unobservable inputs that reflect the Company's assumptions about the inputs that market participants would use and, therefore, the fair value assessments are classified within Level 3 of the fair value hierarchy. We derived the discount rates using a capital asset pricing model and analyzing published rates for industries relevant to the reporting units to estimate the cost of equity financing. We used discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and in the internally developed forecasts, updated for recent events.

Based on the results of the interim quantitative goodwill impairment analysis, the estimated fair value of each reporting unit exceeded its carrying value and, therefore, goodwill impairment was not indicated as of May 30, 2020. We utilized a discount rate of 11.0 percent in determining the discounted cash flows for EFCO and Alumicor, and a discount rate of 10.4 percent in determining the discounted cash flows for Sotawall and Viracon. We utilized a long-term growth rate of 3.0 percent in our fair value analysis for all reporting units. While these discount rates have increased from the time of our annual goodwill impairment evaluation at year-end, impairment is not indicated at this time due to the long-term future performance expectations for these businesses.

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
May 30, 2020
Definite-lived intangible assets:
Customer relationships	$119,647	$(34,136)	$(2,304)	$83,207
Other intangibles	41,095	(32,271)	(824)	8,000
Total definite-lived intangible assets	160,742	(66,407)	(3,128)	91,207
Indefinite-lived intangible assets:
Trademarks	45,300	—	(436)	44,864
Total intangible assets	$206,042	$(66,407)	$(3,564)	$136,071
February 29, 2020
Definite-lived intangible assets:
Customer relationships	$120,239	$(33,121)	$(592)	$86,526
Other intangibles	41,069	(32,516)	(189)	8,364
Total definite-lived intangible assets	161,308	(65,637)	(781)	94,890
Indefinite-lived intangible assets:
Trademarks	45,421	—	(120)	45,301
Total intangible assets	$206,729	$(65,637)	$(901)	$140,191

We hold intangible assets for certain acquired trade names and trademarks which are determined to have indefinite useful lives. We evaluate the reasonableness of the useful life and test indefinite-lived intangible assets for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. During the first quarter of fiscal 2021, we identified qualitative indicators of impairment, including deteriorating macroeconomic conditions resulting from the COVID-19 pandemic. Therefore, we performed an interim impairment evaluation on indefinite-lived intangible assets as of May 30, 2020. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If an impairment loss is recognized, the adjusted carrying amount becomes the asset's new accounting basis.

Fair value is measured using the relief-from-royalty method. This method assumes the trade name or trademark has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from the asset. This method requires us to estimate the future revenue from the related asset, the appropriate royalty rate, and the weighted average cost of capital. The assessment of fair value involves significant judgment and projections about future performance. In determining the discounted future revenue in our fair value analysis, we utilized a discount rate of 11.5 percent for EFCO and Alumicor and a discount rate of 10.9 percent for Sotawall. A royalty rate of 1.5 percent was utilized for Alumicor and EFCO and a royalty rate of 2.0 percent was utilized for Sotawall. We utilized a long-term growth rate of 3.0 percent in the fair value analysis for all reporting units. Based on our analysis, the fair value of each of our trade names and trademarks exceeded its carrying amount and impairment was not indicated. We continue to conclude that the useful life of our indefinite-lived intangible assets is appropriate. If future revenue were to fall below forecasted levels or if market conditions were to decline in a material or sustained manner, due to COVID-19 or otherwise, impairment could be indicated on one or more of our indefinite-lived intangible assets.

Amortization expense on definite-lived intangible assets was $1.8 million and $1.9 million for the three-month periods ended May 30, 2020 and June 1, 2019, respectively. Amortization expense of other identifiable intangible assets is included in selling, general and administrative expenses. At May 30, 2020, the estimated future amortization expense for definite-lived intangible assets was:

(In thousands)	Remainder of Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025
Estimated amortization expense	$5,858	$7,807	$7,716	$7,039	$7,111

6.	Debt

As of May 30, 2020, we had a committed revolving credit facility with maximum borrowings of up to $235 million, maturing in June 2024, and a $150 million term loan maturing in April 2021. As of May 30, 2020, our total debt outstanding was $210.9 million, compared to $217.9 million as of February 29, 2020. Outstanding borrowings under the revolving credit facility were $40.5 million, as of May 30, 2020, and $47.5 million, as of February 29, 2020.

Our revolving credit facility and term loan contain two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At May 30, 2020, we were in compliance with both financial covenants. Additionally, at May 30, 2020, we had a total of $24.7 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2021 to 2032 and reduce borrowing capacity under the revolving credit facility.

At May 30, 2020, debt included $20.4 million of industrial revenue bonds that mature in fiscal years 2021 through 2043. The fair value of the industrial revenue bonds approximated carrying value at May 30, 2020, due to the variable interest rates on these instruments. All debt would be classified as Level 2 within the fair value hierarchy described in Note 4.

We also maintain two Canadian committed, revolving credit facilities totaling $25.0 million (USD). As of May 30, 2020 and February 29, 2020, no borrowings were outstanding under the facilities.

Interest payments were $1.4 million and $2.4 million for the three months ended May 30, 2020 and June 1, 2019, respectively.

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

The components of lease expense were as follows:

	Three Months Ended
(In thousands)	May 30, 2020	June 1, 2019
Operating lease cost	$3,561	$3,373
Short-term lease cost	470	682
Variable lease cost	747	713
Total lease cost	$4,778	$4,768

Other supplemental information related to leases was as follows:

	Three Months Ended
(In thousands except weighted-average data)	May 30, 2020	June 1, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$3,327	$3,300
Lease assets obtained in exchange for new operating lease liabilities	$158	$706
Weighted-average remaining lease term - operating leases	5.8 years	5.5 years
Weighted-average discount rate - operating leases	3.60%	3.74%

Future maturities of lease liabilities are as follows:

(In thousands)	May 30, 2020
Remainder of Fiscal 2021	$9,168
Fiscal 2022	10,933
Fiscal 2023	10,070
Fiscal 2024	8,090
Fiscal 2025	6,256
Fiscal 2026	5,008
Thereafter	6,378
Total lease payments	55,903
Less: Amounts representing interest	(4,627)
Present value of lease liabilities	$51,276

As of May 30, 2020, we have $5.7 million additional future operating lease commitments for leases that have not yet commenced.

8.	Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At May 30, 2020, $1.0 billion of these types of bonds were outstanding, of which $582.3 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

	Three Months Ended
(In thousands)	May 30, 2020	June 1, 2019
Balance at beginning of period	$15,629	$16,737
Additional accruals	511	1,787
Claims paid	(939)	(2,771)
Balance at end of period	$15,201	$15,753

Additionally, we are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services segment and certain of our Architectural Framing Systems businesses. We manage the risk of these exposures through contract negotiations, proactive project management and insurance coverages. The liability for these types of project-related contingencies was $48.1 million and $49.0 million as of May 30, 2020 and February 29, 2020, respectively. Subsequent to the end of the quarter, in June 2020, we settled contract claims related to a majority of these project-related contingencies on a legacy EFCO project for an amount equal to the contingency recorded at May 30, 2020.

Letters of credit
At May 30, 2020, we had $24.7 million of ongoing letters of credit, all of which have been issued under our committed revolving credit facility, as discussed in Note 6. Subsequent to the end of the quarter, in connection with the settlement of contract claims related to a legacy EFCO project referenced above, the original project performance and payment bond was replaced, which required a $25.0 million letter of credit. The letter of credit for the replacement bond was issued outside of our committed revolving credit facility, with no impact on our borrowing capacity and debt covenants.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $177.2 million as of May 30, 2020.

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

The table below provides a summary of our outstanding NMTC transactions (in millions):

Inception date	Termination date	Proceeds received	Deferred costs	Net benefit
November 2013	October 2020	$10.7	$3.3	$7.4
June 2016	May 2023	6.0	1.2	4.8
August 2018	July 2025	6.6	1.3	5.3
September 2018	August 2025	3.2	1.0	2.2
Total		$26.5	$6.8	$19.7

Litigation
On November 5, 2018, a shareholder filed a purported securities class action against the Company and certain named executive officers. On March 25, 2020, the District Court granted the Company's motion to dismiss without prejudice this matter. On May 5, 2020, the District Court entered final judgment.  Plaintiffs’ have waived their right to appeal. The Company views this matter as closed.

On December 17, 2018, a different shareholder filed a derivative lawsuit, purportedly on behalf of the Company, against certain of our executive officers and directors claiming breaches of fiduciary duty, waste of corporate assets and unjust enrichment. On May 29, 2020, the parties filed a joint stipulation and order dismissing this matter without prejudice. The Company views this matter as closed.

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

Total share-based compensation expense included in the results of operations was $1.4 million for the three-month period ended May 30, 2020 and $1.6 million for the three-month period ended June 1, 2019.

Stock options and SARs
Stock option and SAR activity for the current three-month period is summarized as follows:

Stock options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at February 29, 2020	100,341	$8.34
Awards exercised	—	—
Outstanding and exercisable at May 30, 2020	100,341	$8.34	1.3 years	$1,235,198

No awards were issued or exercised during the three-months ended May 30, 2020 and June 1, 2019, respectively.

Nonvested shares and share units
Nonvested share activity for the current three-month period is summarized as follows:

Nonvested shares and units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 29, 2020	309,259	$40.58
Granted	182,693	18.86
Vested	(61,318)	43.61
Nonvested at May 30, 2020	430,634	$30.93

At May 30, 2020, there was $2.7 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 26 months. The total fair value of shares vested during the three months ended May 30, 2020 was $1.3 million.

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

The total liability for unrecognized tax benefits was $4.1 million at May 30, 2020 and at February 29, 2020. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.4 million during the next 12 months due to lapsing of statutes.

11.	Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
(In thousands)	May 30, 2020	June 1, 2019
Basic earnings per share – weighted average common shares outstanding	26,168	26,597
Weighted average effect of nonvested share grants and assumed exercise of stock options	250	246
Diluted earnings per share – weighted average common shares and potential common shares outstanding	26,418	26,843
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	150	104

12.	Segment Information

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

•	The LSO segment manufactures value-added glass and acrylic products primarily for framing and display applications.

	Three Months Ended
(In thousands)	May 30, 2020	June 1, 2019
Net sales from operations
Architectural Framing Systems	$150,164	$180,522
Architectural Glass	76,911	100,291
Architectural Services	63,551	65,147
Large-Scale Optical	6,312	21,259
Intersegment eliminations	(7,843)	(11,854)
Net sales	$289,095	$355,365
Operating income (loss) from operations
Architectural Framing Systems	$7,296	$12,273
Architectural Glass	(494)	6,399
Architectural Services	5,343	4,573
Large-Scale Optical	(3,132)	4,177
Corporate and other	(2,544)	(4,381)
Operating income	$6,469	$23,041

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, it is impractical to report product revenues generated by class of product, beyond the segment revenues currently reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements
This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2020. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

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

The ongoing COVID-19 pandemic continues to cause volatility and uncertainty in global markets impacting worldwide economic activity. We have experienced some delays in commercial construction projects and orders as a result of COVID-19. In our Architectural Glass and Architectural Framing segments, orders have been delayed or have slowed, as customers and end markets face some uncertainty and delays in timing of work. In our Architectural Services segment, some construction site closures or project delays have occurred, and job sites have had to adjust to increased physical distancing and health-related precautions. Within our LSO segment, temporary closure of many retail locations resulted in the shutdown of our factories for most of the first quarter, in response to governmental “stay at home” directives. We have also been impacted by quarantine-related absenteeism among our workforce, resulting in labor and capacity constraints at some of our facilities. The extent to which COVID-19 will impact our business will depend on future developments and public health advancements, which are highly uncertain and cannot be predicted with confidence. However, towards the end of our first quarter and into the second quarter, we began to see some early signs of improvement, including the gradual reopening of retailers, moderating project delays and fewer workforce absences.

Furthermore, in response to COVID-19, we have implemented a variety of countermeasures to promote the health and safety of our employees during this pandemic, including health screening, physical distancing practices, enhanced cleaning, use of personal protective equipment, business travel restrictions, and remote work capabilities, in addition to quarantine-related paid leave and other employee assistance programs.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended February 29, 2020 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Highlights of First Quarter of Fiscal 2021 Compared to First Quarter of Fiscal 2020

Net sales
Consolidated net sales were $289.1 million, a decrease of 18.6 percent, or $66.3 million, for the first quarter ended May 30, 2020, compared to net sales of $355.4 million in the prior year period, reflecting COVID-19 related volume declines in each of the company's segments.

The relationship between various components of operations, as a percentage of net sales, is presented below:

	Three Months Ended
	May 30, 2020	June 1, 2019
Net sales	100.0%	100.0%
Cost of sales	79.2	77.2
Gross profit	20.8	22.8
Selling, general and administrative expenses	18.6	16.3
Operating income	2.2	6.5
Interest and other expense, net	0.9	0.7
Earnings before income taxes	1.4	5.7
Income tax expense	0.4	1.4
Net earnings	1.0%	4.3%
Effective tax rate	28.2%	24.4%

Gross profit
Gross profit as a percent of sales was 20.8 percent for the three-month period ended May 30, 2020, compared to 22.8 percent for the three-month period ended June 1, 2019. This decrease was largely driven by lower volumes in the first quarter due to COVID-19-related project delays.

Selling, general and administrative (SG&A) expenses
SG&A expenses as a percent of sales were 18.6 percent for the three-month period ended May 30, 2020, compared to 16.3 percent in the prior year three-month period. SG&A increased as a percent of sales compared to the same period in the prior year, due to leverage on lower sales, partially offset by the impact of cost cutting measures put in place by the Company in response to the current COVID-19 environment.

Income tax expense
The effective tax rate in the first quarter of fiscal 2021 was 28.2 percent, compared to 24.4 percent in the prior year period. The increase in the tax rate was primarily driven by discrete tax expense relative to earnings for the quarter.

Segment Analysis

Architectural Framing Systems

	Three Months Ended
(In thousands)	May 30, 2020	June 1, 2019	% Change
Net sales	$150,164	$180,522	(16.8)%
Operating income	7,296	12,273	(40.6)%
Operating margin	4.9%	6.8%
Architectural Framing Systems net sales declined $30.4 million, or 16.8 percent, for the three-month period ended May 30, 2020, compared to the prior-year period, reflecting lower volume due to several COVID-19 related project delays and disruptions, particularly in regions with more state and local government restrictions on construction activity.
Operating margin decreased 190 basis points for the three-month period of the current year, compared to the same period in the prior year, reflecting the lower volume, partially offset by the impact of cost reduction actions.
As of May 30, 2020, segment backlog was approximately $421 million, compared to approximately $430 million last quarter. Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which may be expected to be recognized as revenue in the future. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. In addition to backlog, we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog. We have strong visibility beyond backlog, as projects awarded, verbal commitments and bidding activities are not included in backlog.

Architectural Glass

	Three Months Ended
(In thousands)	May 30, 2020	June 1, 2019	% Change
Net sales	$76,911	$100,291	(23.3)%
Operating income	(494)	6,399	N/M
Operating margin	(0.6)%	6.4%
Net sales decreased $23.4 million, or 23.3 percent, for the three-month period ended May 30, 2020, compared to the same period in the prior year. The decrease reflects lower volumes due to project timing and delays and significant production disruptions caused by COVID-19 related workforce absences at its largest facility.
The segment had an operating loss of $0.5 million and operating margin was (0.6) percent, down from operating income of $6.4 million and margin of 6.4 percent in last year's first quarter, due to leverage on the lower volume and the impact of COVID-19 related costs.

Architectural Services

	Three Months Ended
(In thousands)	May 30, 2020	June 1, 2019	% Change
Net sales	$63,551	$65,147	(2.4)%
Operating income	5,343	4,573	16.8%
Operating margin	8.4%	7.0%

Architectural Services net sales declined $1.6 million, or 2.4 percent, for the three-month period ended May 30, 2020, over the same period in the prior year, reflecting certain COVID-19 related project delays.
Operating margin increased 140 basis points for the three-month period of the current year, compared to the same period in the prior year, driven by strong project execution, disciplined project selection, and effective cost management.
As of May 30, 2020, segment backlog was approximately $685 million, compared to approximately $660 million last quarter. Backlog is defined within the Architectural Framing Systems discussion above.

Large-Scale Optical (LSO)

	Three Months Ended
(In thousands)	May 30, 2020	June 1, 2019	% Change
Net sales	$6,312	$21,259	(70.3)%
Operating income	(3,132)	4,177	N/M
Operating margin	(49.6)%	19.6%
LSO net sales decreased $14.9 million or 70.3 percent for the three-month period ended May 30, 2020, over the same period in the prior year, as most of the segment's retail customers were closed for a large part of the quarter to comply with various state and local government directives. In response to the lower demand, and to comply with state government directives, the segment closed its two manufacturing locations in March 2020, through the remainder of the first quarter. These facilities are expected to resume operations late in the second quarter.
The segment had an operating loss of $3.1 million and operating margin of (49.6) percent for the three-month period ended May 30, 2020, compared to operating income of $4.2 million and operating margin of 19.6 percent in last year's first quarter, reflecting the impact of the lower volume.

Liquidity and Capital Resources

Selected cash flow data	Three Months Ended
(In thousands)	May 30, 2020	June 1, 2019
Operating Activities
Net cash provided by operating activities	$23,976	$(9,742)
Investing Activities
Capital expenditures	(8,606)	(11,198)
Financing Activities
Borrowings on line of credit	139,500	103,000
Payments on line of credit	(146,500)	(55,500)
Repurchase and retirement of common stock	(4,731)	(20,010)
Dividends paid	(4,872)	(4,598)

Operating Activities. Cash provided by operating activities was $24.0 million for the first three months of fiscal 2021, an increase of $33.7 million compared to the prior-year period, primarily due to strong working capital management.

Investing Activities. Net cash used in investing activities was $9.7 million for the first three months of fiscal 2021, primarily due to capital expenditures of $8.6 million, while in the first three months of the prior year, net cash used by investing activities was $12.0 million, primarily due to capital expenditures of $11.2 million.

Financing Activities. Net cash used in financing activities was $17.3 million for the first three months of fiscal 2021, compared to net cash provided by financing activities of $21.6 million for the prior-year period, primarily due to $7.0 million of net payments on the line of credit in the current year compared to net borrowings of $47.5 million in the prior year period. During April 2020, the Company extended the maturity of its $150 million term loan to April 2021. At May 30, 2020, we were in compliance with the financial covenants in our credit facility and term loan.

We paid dividends totaling $4.9 million ($0.1875 per share) in the first three months of fiscal 2021 compared to $4.6 million ($0.175 per share) in the comparable prior-year period. In March 2020, we repurchased 231,492 shares under our authorized share repurchase program, for a total cost of $4.7 million. We have since temporarily suspended share repurchases. In the first three months of fiscal 2020, we repurchased 531,997 shares under our authorized share repurchase program, for a total cost of $20.0 million. We have purchased a total of 6,186,404 shares, at a total cost of $179.1 million, since the fiscal 2004 inception of this program. We currently have remaining authority to repurchase an additional 2,063,596 shares under this program. We will continue to evaluate making future share repurchases, considering our cash flow and debt levels, market conditions, including the continuing effects of the COVID-19 pandemic, and other potential uses of cash.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of May 30, 2020:

	Payments Due by Fiscal Period
(In thousands)	Remainder of Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
Debt obligations	$5,400	$152,000	$1,000	$—	$40,500	$12,000	$210,900
Operating leases (undiscounted)	9,168	10,933	10,070	8,090	6,256	11,386	55,903
Purchase obligations	146,927	29,868	277	127	—	—	177,199
Total cash obligations	$161,495	$192,801	$11,347	$8,217	$46,756	$23,386	$444,002

We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Purchase obligations in the table above relate to raw material commitments and capital expenditures.

We expect to make contributions of $0.7 million to our defined-benefit pension plans in fiscal 2021, which will equal or exceed our minimum funding requirements.

As of May 30, 2020, we had reserves of $4.1 million and $0.9 million for unrecognized tax benefits and environmental liabilities, respectively. We currently expect approximately $0.4 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits and environmental liabilities will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At May 30, 2020, $1.0 billion of these types of bonds were outstanding, of which $582.3 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

Due to our ability to generate strong cash from operations and our borrowing capability under our committed revolving credit facility, we believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments for at least the next 12 months.

COVID-19 Consideration. While we believe we have adequate sources of liquidity to continue to fund our business for at least the next 12 months, the extent to which the ongoing COVID-19 situation may impact our results of operations or liquidity is uncertain. To date, we have experienced some delays in commercial construction projects and orders due to COVID-19. While the construction and construction-related industries are considered an "essential business or service" in most jurisdictions in which we operate, site closures or project and order delays have occurred and increased social distancing and health-related precautions are required on many work sites, which may cause additional project delays and additional costs to be incurred. Within the LSO segment, we have also experienced the temporary closure of many of our customer's retail locations and we temporarily shut down our factories in this segment. We expect this global pandemic to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. At this time, we do not expect that the impact from the coronavirus outbreak will have a significant effect on our liquidity. As demonstrated in the first quarter, we are proactively taking steps to increase available cash on hand including, but not limited to, active working capital management and targeted reductions in discretionary operating expenses and capital expenditures. Given the speed and frequency of continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the impact to our results of operations, liquidity or financial position. To the extent that our customers and suppliers are adversely impacted by the coronavirus outbreak, this could reduce the availability, or result in delays, of materials or supplies, or delays in customer payments, which in turn could materially interrupt our business operations and/or impact our liquidity.

Related Party Transactions
No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

Critical Accounting Policies
No material changes have occurred in the disclosure of our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, other than as described below.

Goodwill and indefinite-lived intangible asset impairment
Goodwill
We evaluate goodwill for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. During the first quarter of fiscal 2021, we identified qualitative indicators of impairment, including a significant decline in our stock price and market capitalization, along with concerns resulting from the COVID-19 pandemic at four of our nine identified reporting units. Therefore, we performed an interim goodwill impairment evaluation as of May 30, 2020. If the fair value of a reporting unit exceeds the carrying value, goodwill impairment is not indicated. Our accounting policy related to goodwill has not changed from that disclosed in our Annual Report on Form 10-K.

Based on the results of the interim quantitative goodwill impairment analysis, the estimated fair value of each reporting unit exceeded its carrying value and, therefore, goodwill impairment was not indicated as of May 30, 2020. However, the estimated fair value did not exceed carrying value by a significant margin at two reporting units within the Architectural Framing Systems segment, EFCO and Sotawall, which had goodwill balances of $90.4 million and $26.7 million, respectively, at May 30, 2020. We utilized a discount rate of 11.0 percent in determining the discounted cash flows for EFCO and a discount rate of 10.4 percent in determining the discounted cash flows for Sotawall. We utilized a long-term growth rate of 3.0 percent in our fair value analysis for all reporting units. If our discount rates were to increase by 100 basis points at Sotawall and EFCO, the fair value of these reporting units would fall below carrying value, which would indicate impairment of the goodwill. Additionally, this discounted cash flow analysis is dependent upon achieving forecasted levels of revenue and profitability. If revenue or profitability were to fall below forecasted levels, or if market conditions were to decline in a material or sustained manner, impairment could be indicated at these reporting units, and potentially at other reporting units. If the impacts that we have experienced from COVID-19 continue at the current or worsening levels, this will likely have a negative impact on our forecasted revenue and profitability and this could result in an indication of goodwill impairment in future periods.

Indefinite-lived intangible assets
We hold intangible assets for certain acquired trade names and trademarks which are determined to have indefinite useful lives. We evaluate the reasonableness of the useful life and test indefinite-lived intangible assets for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. During the first quarter of fiscal 2021, we identified qualitative indicators of impairment, including deteriorating macroeconomic conditions resulting from the COVID-19 pandemic. Therefore, the Company performed a quantitative indefinite-lived intangible asset impairment evaluation as of May 30, 2020. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If an impairment loss is recognized, the adjusted carrying amount becomes the asset's new accounting basis. Our accounting policy for indefinite-lived intangible assets has not changed from that disclosed in our Annual Report on Form 10-K.

Fair value is measured using the relief-from-royalty method. This method assumes the trade name or trademark has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from the asset. This method requires us to estimate the future revenue from the related asset, the appropriate royalty rate, and the weighted average cost of capital. The assessment of fair value involves significant judgment and projections about future performance. In determining the discounted future revenue in our fair value analysis, we used discount rates that are appropriate with the risks and uncertainties inherent in the respective businesses in the range of 10.9 percent to 11.5 percent, royalty rates of 1.5 to 2.0 percent, and a long-term growth rate of 3.0 percent. Based on our analysis, the fair value of each of our trade names exceeded its carrying amount and impairment was not indicated. We continue to conclude that the useful life of our indefinite-lived intangible assets is appropriate. If future revenue were to fall below forecasted levels or if market conditions were to decline in a material or sustained manner, due to COVID-19 or otherwise, impairment could be indicated on one or more of our indefinite-lived intangible assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred to the disclosures of quantitative and qualitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

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

b)
Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Murray Mayer v. Apogee Enterprises, Inc., et al
On November 5, 2018, Murray Mayer, individually and on behalf of all others similarly situated, filed a purported securities class action lawsuit against the Company and our Chief Executive Officer and our Chief Financial Officer in the United States District Court for the District of Minnesota. On February 26, 2019, the Court appointed as lead plaintiffs the City of Cape Coral Municipal Firefighters’ Retirement Plan and the City of Cape Coral Municipal Police Officers’ Retirement Plan. On March 25, 2020, the District Court granted the Company's motion to dismiss without prejudice this matter. On May 5, 2020, the District Court entered final judgment. Plaintiffs have waived their right to appeal. The Company views this matter as closed.

Justin Buley v. Apogee Enterprises, Inc. et al
On December 17, 2018, Justin Buley filed a derivative lawsuit, purportedly on behalf of the Company, against our Chief Executive Officer, our Chief Financial Officer and eight of the nine non-executive members of our Board of Directors, in the Fourth Judicial District of the State of Minnesota. The complaint alleged claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. On May 29, 2020, the parties filed a joint stipulation and order dismissing this matter without prejudice. The Company views this matter as closed.

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

There have been no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, except as noted below.

The novel coronavirus (COVID-19) pandemic, efforts to mitigate the pandemic, and the related weakening economic conditions, have impacted our business and could have a significant negative impact on our operations, liquidity, financial condition and financial results
In the last quarter of our fiscal 2020, a novel strain of coronavirus, COVID-19, started to impact the global economic environment causing extreme volatility and uncertainty in global markets. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic and we started to see certain impacts to our business. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, and government orders to "stay in place" have adversely affected work forces, economies and financial markets globally. Quarantines and "stay in place" orders, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to our supply chain or our customers, have adversely impacted our sales and operating results and have resulted in some project delays. In addition, the pandemic has resulted in an economic downturn that could affect the ability of our customers to obtain financing for projects and therefore impact demand for our products and services. Order lead times could be extended or delayed and our pricing or pricing of suppliers for needed materials could increase. Some critical materials, products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, we are considering alternative product sourcing in the event that material supply becomes problematic.

To date, we have experienced some delays in commercial construction projects due to COVID-19. While the construction and construction-related industries are considered an "essential business or service" in most jurisdictions in which we operate, site closures or project delays have occurred and increased social distancing and health-related precautions are required on many work sites, which may cause additional project delays and additional costs to be incurred. Within the LSO segment, we also experienced the temporary closure of many of our customer's retail locations and we temporarily shut down our factories in this segment to comply with government "stay in place" orders. We expect this global pandemic to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 will impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate severity and spread of the disease, the duration of the outbreak, travel restrictions and social distancing requirements in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Given the speed and frequency of the continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the impact to our results of operations, liquidity or financial position. To the extent that our customers and suppliers are adversely impacted by the coronavirus outbreak, this could reduce the availability, or result in delays, of materials or supplies, or delays in customer payments, which in turn could materially interrupt our business operations and/or impact our liquidity.

Goodwill and indefinite-lived intangible asset impairment
Our assets include a significant amount of goodwill and indefinite-lived intangible assets. We evaluate goodwill and indefinite-lived intangibles for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. During the first quarter of fiscal 2021, we identified qualitative indicators of impairment, including a significant decline in our stock price and market capitalization, along with concerns resulting from the COVID-19 pandemic at four of our nine identified reporting units. The assessment of impairment requires determination of estimated fair value, generally using a discounted cash flow analysis, which involves significant judgment and projections about future performance.

Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a qualitative or quantitative analysis. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. Each of our nine business units represents a reporting unit for the goodwill impairment analysis. Based on the results of the interim quantitative goodwill impairment analysis, the estimated fair value of each reporting unit exceeded its carrying value and, therefore, goodwill impairment was not indicated as of May 30, 2020. However, the estimated fair value did not exceed carrying value by a significant margin at two reporting units within the Architectural Framing Systems segment, EFCO and Sotawall, which had goodwill balances of $90.4 million and $26.7 million, respectively, at May 30, 2020. We utilized a discount rate of 11.0 percent in determining the discounted cash flows for EFCO and a discount rate of 10.4 percent in determining the discounted cash flows for Sotawall. We utilized a long-term growth rate of 3.0 percent in our fair value analysis for all reporting units. If our discount rates were to increase by 100 basis points at Sotawall and EFCO, the fair value of these reporting units would fall below carrying value, which would indicate impairment of the goodwill. Additionally, this discounted cash flow analysis is dependent upon achieving forecasted levels of revenue and profitability. If revenue or profitability were to fall below forecasted levels, or if market conditions were to decline in a material or sustained manner, impairment could be indicated at these reporting units, and potentially at other reporting units. If the impacts that we have experienced from COVID-19 continue at the current or worsening levels, this will likely have a negative impact on our forecasted revenue and profitability and this could result in an indication of goodwill impairment in future periods.

Fair value of our indefinite-lived intangible assets is measured using the relief-from-royalty method. This method assumes the trade name or trademark has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from the asset. This method requires estimation of the future revenue from the related asset, the appropriate royalty rate, and the weighted average cost of capital. During the first quarter of fiscal 2021, we identified qualitative indicators of impairment, including deteriorating macroeconomic conditions resulting from the COVID-19 pandemic. Therefore, the Company performed a quantitative indefinite-lived intangible asset impairment evaluation as of May 30, 2020. Based on our analysis, the fair value of each of our trade names exceeded its carrying amount and impairment was not indicated. In determining the discounted future revenue in our fair value analysis, we used discount rates that are appropriate with the risks and uncertainties inherent in the respective businesses in the range of 10.9 percent to 11.5 percent, royalty rates of 1.5 to 2.0 percent, and a long-term growth rate of 3.0 percent. We continue to conclude that the useful life of our indefinite-lived intangible assets is appropriate. If future revenue were to fall below forecasted levels or if market conditions were to decline in a material or sustained manner, due to COVID-19 or otherwise, impairment could be indicated on one or more of our indefinite-lived intangible assets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
March 1, 2020 to March 28, 2020	234,272	$21.72	231,492	2,063,596
March 29, 2020 to April 25, 2020	2,590	18.83	—	2,063,596
April 26, 2020 to May 30, 2020	20,133	20.48	—	2,063,596
Total	256,995	$20.86	231,492	2,063,596

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

10.1
Restricted Stock Deferral Program Under the Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 29, 2020.

10.2
Form of Restricted Stock Unit Agreement under the Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on April 29, 2020.

10.3	Offer Letter dated May 27, 2020 between Apogee Enterprises, Inc. and Nisheet Gupta.
10.4	Form of Stock Option Agreement under the Apogee Enterprises, Inc. 2019 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on July 7, 2020.
10.5	Form of Annual Cash Incentive Award Agreement. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on July 7, 2020.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2020 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of May 30, 2020 and February 29, 2020, (ii) the Consolidated Results of Operations for the three-months ended May 30, 2020 and June 1, 2019, (iii) the Consolidated Statements of Comprehensive Earnings for the three-months ended May 30, 2020 and June 1, 2019, (iv) the Consolidated Statements of Cash Flows for the three-months ended May 30, 2020 and June 1, 2019, (v) the Consolidated Statements of Shareholders' Equity for the three-months ended May 30, 2020 and June 1, 2019, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page, formatted as Inline Extensible Business Reporting Language and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: July 9, 2020	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: July 9, 2020	By: /s/ Nisheet Gupta
Nisheet Gupta Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)