Form 10-Q
period 2020-08-29
APOGEE ENTERPRISES, INC.
filed 2020-10-08
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 6, 2020, 26,385,698 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except stock data)	August 29, 2020	February 29, 2020
Assets
Current assets
Cash and cash equivalents	$19,001	$14,952
Receivables, net of allowance for doubtful accounts	165,682	196,806
Inventories	70,191	71,089
Costs and earnings on contracts in excess of billings	30,534	73,582
Other current assets	26,324	25,481
Total current assets	311,732	381,910
Property, plant and equipment, net	314,323	324,386
Operating lease right-of-use assets	53,592	52,892
Goodwill	192,566	185,516
Intangible assets	137,772	140,191
Other non-current assets	44,513	44,096
Total assets	$1,054,498	$1,128,991
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$66,172	$69,056
Accrued payroll and related benefits	35,872	40,119
Billings on contracts in excess of costs and earnings	23,745	32,696
Operating lease liabilities	10,684	11,272
Current portion of debt	152,000	5,400
Other current liabilities	73,313	118,314
Total current liabilities	361,786	276,857
Long-term debt	15,672	212,500
Non-current operating lease liabilities	44,913	43,163
Non-current self-insurance reserves	25,276	22,831
Other non-current liabilities	80,683	56,862
Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 26,467,450 and 26,443,166 respectively	8,823	8,814
Additional paid-in capital	155,956	154,016
Retained earnings	394,614	388,010
Common stock held in trust	(707)	(685)
Deferred compensation obligations	707	685
Accumulated other comprehensive loss	(33,225)	(34,062)
Total shareholders’ equity	526,168	516,778
Total liabilities and shareholders’ equity	$1,054,498	$1,128,991
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019
Net sales	$319,483	$357,058	$608,578	$712,424
Cost of sales	243,296	270,851	472,141	545,250
Gross profit	76,187	86,207	136,437	167,174
Selling, general and administrative expenses	52,972	58,631	106,754	116,558
Operating income	23,215	27,576	29,683	50,616
Interest expense, net	1,324	2,566	2,739	5,181
Other income, net	1,260	363	213	368
Earnings before income taxes	23,151	25,373	27,157	45,803
Income tax expense	5,493	6,094	6,623	11,081
Net earnings	$17,658	$19,279	$20,534	$34,722
Earnings per share - basic	$0.68	$0.73	$0.78	$1.31
Earnings per share - diluted	$0.67	$0.72	$0.77	$1.30
Weighted average basic shares outstanding	26,156	26,413	26,162	26,505
Weighted average diluted shares outstanding	26,525	26,736	26,507	26,789
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019
Net earnings	$17,658	$19,279	$20,534	$34,722
Other comprehensive earnings (loss):
Unrealized gain on marketable securities, net of $13, $2, $39 and $49 of tax expense, respectively	50	8	147	189
Unrealized gain on derivative instruments, net of $404, $25, $215 and $27 of tax expense, respectively	1,319	84	703	89
Foreign currency translation adjustments	6,139	2,465	(12)	(95)
Other comprehensive earnings	7,508	2,557	838	183
Total comprehensive earnings	$25,166	$21,836	$21,372	$34,905

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(In thousands)	August 29, 2020	August 31, 2019
Operating Activities
Net earnings	$20,534	$34,722
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,284	22,759
Share-based compensation	3,662	3,200
Deferred income taxes	7,966	9,861
Noncash lease expense	6,032	5,526
Other, net	18	(2,023)
Changes in operating assets and liabilities:
Receivables	31,212	(9,215)
Inventories	846	4,054
Costs and earnings on contracts in excess of billings	43,091	(19,865)
Accounts payable and accrued expenses	(36,922)	(19,044)
Billings on contracts in excess of costs and earnings	(9,105)	(2,001)
Refundable and accrued income taxes	(1,793)	(5,641)
Operating lease liability	(5,857)	(2,812)
Other	362	(1,719)
Net cash provided by operating activities	85,330	17,802
Investing Activities
Capital expenditures	(14,224)	(22,559)
Other	(993)	(451)
Net cash used by investing activities	(15,217)	(23,010)
Financing Activities
Borrowings on line of credit	192,581	184,500
(Repayment) borrowings on debt	(5,400)	150,000
Payments on line of credit	(237,500)	(307,500)
Repurchase and retirement of common stock	(4,731)	(20,010)
Dividends paid	(9,751)	(9,203)
Other	(1,261)	(2,493)
Net cash used by financing activities	(66,062)	(4,706)
Increase (decrease) in cash and cash equivalents	4,051	(9,914)
Effect of exchange rates on cash	(2)	118
Cash, cash equivalents and restricted cash at beginning of year	14,952	29,241
Cash, cash equivalents and restricted cash at end of period	$19,001	$19,445
Noncash Activity
Capital expenditures in accounts payable	$657	$1,583
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 29, 2020	26,443	$8,814	$154,016	$388,010	$(685)	$685	$(34,062)	$516,778
Net earnings	—	—	—	2,876	—	—	—	2,876
Unrealized gain on marketable securities, net of $26 tax expense	—	—	—	—	—	—	97	97
Unrealized loss on foreign currency hedge, net of $189 tax benefit	—	—	—	—	—	—	(617)	(617)
Foreign currency translation adjustments	—	—	—	—	—	—	(6,151)	(6,151)
Issuance of stock, net of cancellations	183	62	(39)	—	(11)	11	—	23
Share-based compensation	—	—	1,406	—	—	—	—	1,406
Share repurchases	(231)	(77)	(1,370)	(3,284)	—	—	—	(4,731)
Other share retirements	(26)	(9)	(151)	(505)	—	—	—	(665)
Cash dividends	—	—	—	(4,872)	—	—	—	(4,872)
Balance at May 30, 2020	26,369	$8,790	$153,862	$382,225	$(696)	$696	$(40,733)	$504,144
Net earnings	—	—	—	17,658	—	—	—	17,658
Unrealized gain on marketable securities, net of $13 tax expense	—	—	—	—	—	—	50	50
Unrealized gain on foreign currency hedge, net of $404 tax expense	—	—	—	—	—	—	1,319	1,319
Foreign currency translation adjustments	—	—	—	—	—	—	6,139	6,139
Issuance of stock, net of cancellations	121	41	(23)	—	(11)	11	—	18
Share-based compensation	—	—	2,256	—	—	—	—	2,256
Other share retirements	(23)	(8)	(139)	(390)	—	—	—	(537)
Cash dividends	—	—	—	(4,879)	—	—	—	(4,879)
Balance at August 29, 2020	26,467	$8,823	$155,956	$394,614	$(707)	$707	$(33,225)	$526,168

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 2, 2019	27,015	$9,005	$151,842	$367,597	$(755)	$755	$(32,127)	$496,317
Net earnings	—	—	—	15,443	—	—	—	15,443
Unrealized gain on marketable securities, net of $47 tax expense	—	—	—	—	—	—	181	181
Unrealized gain on foreign currency hedge, net of $2 tax expense	—	—	—	—	—	—	5	5
Foreign currency translation adjustments	—	—	—	—	—	—	(2,560)	(2,560)
Issuance of stock, net of cancellations	79	26	14	—	(12)	12	—	40
Share-based compensation	—	—	1,618	—	—	—	—	1,618
Share repurchases	(532)	(177)	(3,051)	(16,782)	—	—	—	(20,010)
Other share retirements	(32)	(11)	(183)	(1,266)	—	—	—	(1,460)
Cash dividends	—	—	—	(4,598)	—	—	—	(4,598)
Balance at June 1, 2019	26,530	$8,843	$150,240	$360,394	$(767)	$767	$(34,501)	$484,976
Net earnings	—	—	—	19,279	—	—	—	19,279
Unrealized gain on marketable securities, net of $2 tax expense	—	—	—	—	—	—	8	8
Unrealized gain on foreign currency hedge, net of $25 tax expense	—	—	—	—	—	—	84	84
Foreign currency translation adjustments	—	—	—	—	—	—	2,465	2,465
Issuance of stock, net of cancellations	44	15	27	—	(11)	11	—	42
Share-based compensation	—	—	1,582	—	—	—	—	1,582
Other share retirements	(20)	(7)	(114)	(629)	—	—	—	(750)
Cash dividends	—	—	—	(4,605)	—	—	—	(4,605)
Balance at August 31, 2019	26,554	$8,851	$151,735	$374,439	$(778)	$778	$(31,944)	$503,081

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 29, 2020. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three- and six-month periods ended August 29, 2020 are not necessarily indicative of the results to be expected for the full year.

COVID-19 considerations
The ongoing COVID-19 pandemic continues to cause volatility and uncertainty in global markets impacting worldwide economic activity. We have experienced some delays in commercial construction projects and orders as a result of COVID-19. In our Architectural Glass and Architectural Framing segments, orders have been delayed or have slowed, as customers and end markets face some uncertainty and delays in timing of work. In our Architectural Services segment, some construction site closures or project delays have occurred, and job sites have had to adjust to increased physical distancing and health-related precautions. Within our Large-Scale Optical (LSO) segment, many customers reopened and the segment's two manufacturing locations resumed normal operations during the second quarter, after being shutdown for most of the first and second quarters, in response to governmental “stay at home” directives. We have also been impacted by quarantine-related absenteeism among our workforce, resulting in labor and capacity constraints at some of our facilities. The extent to which COVID-19 will continue to impact our business will depend on future developments and public health advancements, which are highly uncertain and cannot be predicted with confidence. However, by the end of the second quarter, we have continued to see signs of improvement, including the reopening of retailers, moderating project delays and fewer workforce absences.

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

Adoption of new accounting standards
At the beginning of fiscal 2021, we adopted the guidance in ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance provides for a new impairment model on financial instruments which is based on expected credit losses, which was applied following a modified retrospective approach. Additionally, the new guidance makes targeted improvements to the impairment model for certain available-for-sale debt securities, including eliminating the concept of "other than temporary" from that model. The portion of the guidance related to available-for-sale debt securities was adopted following a prospective approach. The adoption of this ASU did not have a significant impact on earnings or financial condition. Refer to additional disclosures in Notes 2 and 4.

Subsequent events
We have evaluated subsequent events for potential recognition and disclosure through the date of this filing. Subsequent to the end of the quarter, in September 2020, we sold our McCook, IL building within our LSO segment for $25.1 million. The carrying value of the building was $4.3 million, and we recognized a gain on this sale of approximately $14.8 million, net of taxes and associated transaction costs. We also entered into a separate lease agreement for this facility, which was determined to be an operating lease, and we will have approximately $8.2 million of additional future lease commitments upon commencement of this lease in September 2020. Additionally, in September 2020, we announced the retirement of our Chief Executive Officer, effective February 27, 2021, the end of our current fiscal year, and entered into a transition agreement with him.

2.Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 12 for disclosure of revenue by segment):

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019
Recognized at shipment	$133,997	$164,336	$250,160	$319,602
Recognized over time	185,486	192,722	358,418	392,822
Total	$319,483	$357,058	$608,578	$712,424

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

(In thousands)	August 29, 2020	February 29, 2020
Trade accounts	$122,870	$141,126
Construction contracts	3,611	20,808
Contract retainage	41,168	37,341
Total receivables	167,649	199,275
Less: allowance for credit losses	(1,967)	(2,469)
Net receivables	$165,682	$196,806

The following table summarizes the activity in the allowance for credit losses:

(In thousands)	August 29, 2020
Beginning balance	$2,469
Additions charged to costs and expenses	115
Deductions from allowance, net of recoveries	(541)
Other changes (1)	(76)
Ending balance	$1,967
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

(In thousands)	August 29, 2020	February 29, 2020
Contract assets	$71,701	$110,923
Contract liabilities	26,105	35,954

The decrease in contract assets was mainly due to a reduction in costs and earnings in excess of billings, which is driven by the settlement of matters related to a legacy EFCO project, as well as the timing of projects. The change in contract liabilities was due to timing of project activity within our businesses that operate under long-term contracts.

Other contract-related disclosures	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019
Revenue recognized related to contract liabilities from prior year-end	$1,184	$3,361	$14,195	$17,455
Revenue recognized related to prior satisfaction of performance obligations	3,652	4,481	6,529	6,430

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that timeframe. Generally, these contracts are in our businesses with long-term contracts which recognize revenue over time. As of August 29, 2020, the transaction price associated with unsatisfied performance obligations was approximately $958.8 million. The performance obligations are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	August 29, 2020
Within one year	$471,295
Within two years	363,735
Beyond	123,764
Total	$958,794

3.Supplemental Balance Sheet Information

Inventories

(In thousands)	August 29, 2020	February 29, 2020
Raw materials	$39,006	$36,611
Work-in-process	16,804	17,520
Finished goods	14,381	16,958
Total inventories	$70,191	$71,089

Other current liabilities

(In thousands)	August 29, 2020	February 29, 2020
Warranties	$13,648	$12,822
Accrued project losses	8,684	48,962
Property and other taxes	7,334	5,952
Accrued self-insurance reserves	10,218	8,307
Other	33,429	42,271
Total other current liabilities	$73,313	$118,314

Other non-current liabilities

(In thousands)	August 29, 2020	February 29, 2020
Deferred benefit from New Market Tax Credit transactions	$15,717	$15,717
Retirement plan obligations	8,245	8,294
Deferred compensation plan	9,564	8,452
Deferred tax liabilities	22,407	7,940
Other	24,750	16,459
Total other non-current liabilities	$80,683	$56,862

4.Financial Instruments

Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
August 29, 2020	$12,497	$462	$1	$12,958
February 29, 2020	11,692	275	—	11,967

Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of these bonds at August 29, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$1,122	$1,132
Due after one year through five years	7,221	7,497
Due after five years through 10 years	3,354	3,509
Due beyond 15 years	800	820
Total	$12,497	$12,958

Derivative instruments
In August 2019, we entered into an interest rate swap to hedge exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility. As of August 29, 2020, the interest rate swap contract had a notional value of $60 million.

We periodically enter into forward purchase foreign currency cash flow hedge contracts, generally with an original maturity date of less than one year, to hedge foreign currency exchange rate risk. As of August 29, 2020, we held foreign exchange forward contracts with a U.S. dollar notional value of $28.4 million, with the objective of reducing the exposure to fluctuations in the Canadian dollar and the Euro.

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
August 29, 2020
Assets:
Money market funds	$2,178	$—	$2,178
Commercial paper	—	1,000	1,000
Municipal and corporate bonds	—	12,958	12,958
Cash surrender value of life insurance	—	17,125	17,125
Foreign currency forward/option contract	—	920	920
Liabilities:
Deferred compensation	—	15,155	15,155
Interest rate swap contract	—	883	883

February 29, 2020
Assets:
Money market funds	$2,689	$—	$2,689
Commercial paper	—	1,500	1,500
Municipal and corporate bonds	—	11,967	11,967
Cash surrender value of life insurance	—	16,560	16,560
Liabilities:
Deferred compensation	—	14,042	14,042
Foreign currency forward/option contract	—	340	340
Interest rate swap contract	—	561	561

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

5.Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill attributable to each reporting segment was:

(In thousands)	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at March 2, 2019	$148,446	$25,709	$1,120	$10,557	$185,832
Foreign currency translation	(263)	(53)	—	—	(316)
Balance at February 29, 2020	148,183	25,656	1,120	10,557	185,516
Adjustment (1)	6,315	—	—	—	6,315
Foreign currency translation	1,130	(395)	—	—	735
Balance at August 29, 2020	$155,628	$25,261	$1,120	$10,557	$192,566

(1) During the quarter ended May 30, 2020, we recorded a $6.3 million increase to goodwill and corresponding increase to deferred tax liabilities to correct an immaterial error related to prior periods. The error was not material to any previously reported annual or interim consolidated financial statements.

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
August 29, 2020
Definite-lived intangible assets:
Customer relationships	$119,647	$(36,543)	$1,188	$84,292
Other intangibles	40,918	(33,153)	47	7,812
Total definite-lived intangible assets	160,565	(69,696)	1,235	92,104
Indefinite-lived intangible assets:
Trademarks	45,300	—	368	45,668
Total intangible assets	$205,865	$(69,696)	$1,603	$137,772
February 29, 2020
Definite-lived intangible assets:
Customer relationships	$120,239	$(33,121)	$(592)	$86,526
Other intangibles	41,069	(32,516)	(189)	8,364
Total definite-lived intangible assets	161,308	(65,637)	(781)	94,890
Indefinite-lived intangible assets:
Trademarks	45,421	—	(120)	45,301
Total intangible assets	$206,729	$(65,637)	$(901)	$140,191

Amortization expense on definite-lived intangible assets was $3.7 million and $3.8 million for the six-month periods ended August 29, 2020 and August 31, 2019, respectively. Amortization expense of other identifiable intangible assets is included in selling, general and administrative expenses. At August 29, 2020, the estimated future amortization expense for definite-lived intangible assets was:

(In thousands)	Remainder of Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025
Estimated amortization expense	$3,950	$7,897	$7,806	$7,040	$7,176

6.Debt

As of August 29, 2020, we had a committed revolving credit facility with maximum borrowings of up to $235 million, maturing in June 2024, and a $150 million term loan maturing in April 2021. As of August 29, 2020, our total debt outstanding was $167.7 million, compared to $217.9 million as of February 29, 2020. There were no outstanding borrowings under the revolving credit facility as of August 29, 2020, and there were $47.5 million in outstanding borrowings under the revolving credit facility as of February 29, 2020.

Our revolving credit facility and term loan contain two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At August 29, 2020, we were in compliance with both financial covenants. Additionally, at August 29, 2020, we had a total of $18.7 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2021 to 2022 and reduce borrowing capacity under the revolving credit facility.

At August 29, 2020, debt included $15.0 million of industrial revenue bonds that mature in fiscal years 2022 through 2043. In June 2020, a $5.4 million industrial revenue bond matured and was repaid. The fair value of the industrial revenue bonds approximated carrying value at August 29, 2020, due to the variable interest rates on these instruments. All debt would be classified as Level 2 within the fair value hierarchy described in Note 4.

We also maintain two Canadian committed, revolving credit facilities totaling $25.0 million (USD). As of August 29, 2020, $2.7 million in borrowings were outstanding under the facilities, while at February 29, 2020, no borrowings were outstanding under the facilities.

Interest payments were $2.5 million and $5.3 million for the six months ended August 29, 2020 and August 31, 2019, respectively.

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

In determining lease asset value, we consider fixed or variable payment terms, prepayments, incentives, and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. We use a discount rate for each lease based upon an estimated incremental borrowing rate over a similar term. We have elected the practical expedient to account for lease and non lease components (e.g., common-area maintenance costs) as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We are not a lessor in any transactions.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019
Operating lease cost	$3,290	$3,490	$6,851	$6,863
Short-term lease cost	442	496	912	1,179
Variable lease cost	645	667	1,392	1,380
Total lease cost	$4,377	$4,653	$9,155	$9,422

Other supplemental information related to leases was as follows:

	Six Months Ended
(In thousands except weighted-average data)	August 29, 2020	August 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6,562	$6,791
Lease assets obtained in exchange for new operating lease liabilities	$6,778	$8,970
Weighted-average remaining lease term - operating leases	4.9 years	6.0 years
Weighted-average discount rate - operating leases	3.55%	3.70%

Future maturities of lease liabilities are as follows:

(In thousands)	August 29, 2020
Remainder of Fiscal 2021	$6,443
Fiscal 2022	12,081
Fiscal 2023	11,081
Fiscal 2024	9,122
Fiscal 2025	7,307
Fiscal 2026	6,062
Thereafter	8,686
Total lease payments	60,782
Less: Amounts representing interest	(5,185)
Present value of lease liabilities	$55,597

As of August 29, 2020, we have $5.7 million additional future operating lease commitments for leases that have not yet commenced. Subsequent to the end of the quarter, in September 2020, we sold our McCook, IL building within our LSO segment for $25.1 million. The carrying value of the building was $4.3 million, and we recognized a gain on this sale of approximately $14.8 million, net of taxes and associated transaction costs. We also entered into a separate lease agreement for this facility, which was determined to be an operating lease, and we will have approximately $8.2 million of additional future lease commitments upon commencement of this lease in September 2020.

8.Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At August 29, 2020, $1.1 billion of these types of bonds were outstanding, of which $589.1 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

	Six Months Ended
(In thousands)	August 29, 2020	August 31, 2019
Balance at beginning of period	$15,629	$16,737
Additional accruals	3,083	3,606
Claims paid	(2,050)	(5,481)
Balance at end of period	$16,662	$14,862

Additionally, we are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services segment and certain of our Architectural Framing Systems businesses. We manage the risk of these exposures through contract negotiations, proactive project management and insurance coverages. The liability for these types of project-related contingencies was $8.7 million and $49.0 million as of August 29, 2020 and February 29, 2020, respectively. In June 2020, we settled contract claims related to a majority of these project-related contingencies on a legacy EFCO project for an amount equal to the contingency recorded at May 30, 2020.

Letters of credit
At August 29, 2020, we had $18.7 million of ongoing letters of credit, all of which have been issued under our committed revolving credit facility, as discussed in Note 6. In connection with the settlement of contract claims related to a legacy EFCO project referenced above, the original project performance and payment bond related to the project was replaced, which required a $25.0 million letter of credit. The letter of credit for the replacement bond was issued outside of our committed revolving credit facility, with no impact on our borrowing capacity and debt covenants.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $180.9 million as of August 29, 2020.

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

The table below provides a summary of our outstanding NMTC transactions (in millions):

Inception date	Termination date	Proceeds received	Deferred costs	Net benefit
November 2013	November 2020	$10.7	$3.3	$7.4
June 2016	June 2023	6.0	1.2	4.8
August 2018	August 2025	6.6	1.3	5.3
September 2018	September 2025	3.2	1.0	2.2
Total		$26.5	$6.8	$19.7

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

9.Share-Based Compensation

Total share-based compensation expense included in the results of operations was $3.7 million for the six-month period ended August 29, 2020 and $3.2 million for the six-month period ended August 31, 2019.

Stock options and SARs
Stock option and SAR activity for the current six-month period is summarized as follows:

Stock options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at February 29, 2020	100,341	$8.34
Awards granted	660,600	23.04
Outstanding at August 29, 2020	760,941	$21.10	8.7 years	$1,339,552
Vested or expected to vest at August 29, 2020	760,941	$21.10	8.7 years	$1,339,552
Exercisable at August 29, 2020	100,341	$8.34	1.0 year	$1,339,552

No awards were issued or exercised during the six-months ended August 29, 2020 and August 31, 2019, respectively.

Nonvested shares and share units
Nonvested share activity for the current six-month period is summarized as follows:

Nonvested shares and units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 29, 2020	309,259	$40.58
Granted	330,196	20.47
Vested	(125,370)	41.45
Canceled	(1,559)	33.67
Nonvested at August 29, 2020	512,526	$27.43

At August 29, 2020, there was $5.2 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 27 months. The total fair value of shares vested during the six months ended August 29, 2020 was $2.8 million.

10.Income Taxes

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

The total liability for unrecognized tax benefits was $4.2 million and $4.1 million at August 29, 2020 and February 29, 2020, respectively. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.4 million during the next 12 months due to lapsing of statutes.

11.Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019
Basic earnings per share – weighted average common shares outstanding	26,156	26,413	26,162	26,505
Weighted average effect of nonvested share grants and assumed exercise of stock options	369	323	345	284
Diluted earnings per share – weighted average common shares and potential common shares outstanding	26,525	26,736	26,507	26,789
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	206	186	215	186

12.Segment Information

The Company has four reporting segments: Architectural Framing Systems, Architectural Glass, Architectural Services and LSO.
•The Architectural Framing Systems segment designs, engineers, fabricates and finishes the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial, institutional and high-end multi-family residential buildings. The Company has aggregated five operating segments into this reporting segment based on their similar products, customers, distribution methods, production processes and economic characteristics.
•The Architectural Glass segment fabricates coated, high-performance glass used in customized window and wall systems comprising the outside skin of commercial, institutional and high-end multi-family residential buildings.

•The Architectural Services segment designs, engineers, fabricates and installs the walls of glass, windows and other curtainwall products making up the outside skin of commercial and institutional buildings.
•The LSO segment manufactures value-added glass and acrylic products primarily for framing and display applications.

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019
Net sales
Architectural Framing Systems	$152,927	$187,394	$303,091	$367,916
Architectural Glass	86,584	99,138	163,495	199,429
Architectural Services	73,670	61,597	137,221	126,744
Large-Scale Optical	16,860	20,785	23,171	42,045
Intersegment eliminations	(10,558)	(11,856)	(18,400)	(23,710)
Net sales	$319,483	$357,058	$608,578	$712,424
Operating income (loss)
Architectural Framing Systems	$11,697	$15,523	$18,993	$27,796
Architectural Glass	4,976	6,460	4,482	12,859
Architectural Services	6,569	3,976	11,912	8,549
Large-Scale Optical	2,149	4,630	(984)	8,807
Corporate and other	(2,176)	(3,013)	(4,720)	(7,395)
Operating income	$23,215	$27,576	$29,683	$50,616

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, it is impractical to report product revenues generated by class of product, beyond the segment revenues currently reported.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements
This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” "will," "continue" and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Information about factors that could materially affect our results can be found in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 29, 2020 and in subsequent filings with the U.S. Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.

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

The ongoing COVID-19 pandemic continues to cause volatility and uncertainty in global markets impacting worldwide economic activity. We have experienced some delays in commercial construction projects and orders as a result of COVID-19. In our Architectural Glass and Architectural Framing segments, orders have been delayed or have slowed, as customers and end markets face some uncertainty and delays in timing of work. In our Architectural Services segment, some construction site closures or project delays have occurred, and job sites have had to adjust to increased physical distancing and health-related precautions. Within our LSO segment, many customers reopened and the segment's two manufacturing locations resumed normal operations during the second quarter, after being shutdown for most of the first and second quarters, in response to governmental “stay at home” directives. We have also been impacted by quarantine-related absenteeism among our workforce, resulting in labor and capacity constraints at some of our facilities. The extent to which COVID-19 will continue to impact our business will depend on future developments and public health advancements, which are highly uncertain and cannot be predicted with confidence. However, by the end of the second quarter, we have continued to see signs of improvement, including the reopening of retailers, moderating project delays and fewer workforce absences.

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

Highlights of Second Quarter of Fiscal 2021 Compared to Second Quarter of Fiscal 2020

Net sales
Consolidated net sales decreased 10.5 percent, or $37.6 million, and decreased 14.6 percent, or $103.8 million, for the three- and six-month periods ended August 29, 2020, respectively, compared to the same periods in the prior year, reflecting COVID-19 and market-related volume declines in three of the Company's segments.

The relationship between various components of operations, as a percentage of net sales, is presented below:

	Three Months Ended		Six Months Ended
	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.2	75.9	77.6	76.5
Gross profit	23.8	24.1	22.4	23.5
Selling, general and administrative expenses	16.6	16.4	17.5	16.4
Operating income	7.3	7.7	4.9	7.1
Interest expense, net	0.4	0.7	0.5	0.7
Other income, net	0.4	0.1	—	0.1
Earnings before income taxes	7.2	7.1	4.5	6.4
Income tax expense	1.7	1.7	1.1	1.6
Net earnings	5.5%	5.4%	3.4%	4.8%
Effective tax rate	23.7%	24.0%	24.4%	24.2%

Gross profit
Gross profit as a percent of sales was 23.8 percent and 22.4 percent for the three- and six-month periods ended August 29, 2020, compared to 24.1 percent and 23.5 percent for the three- and six-month periods ended August 31, 2019. The decrease in both periods of fiscal 2021 compared to fiscal 2020 was largely driven by lower volumes due to COVID-19 and market-related project delays.

Selling, general and administrative (SG&A) expenses
SG&A expenses as a percent of sales were 16.6 percent and 17.5 percent for the three- and six-month periods ended August 29, 2020, compared to 16.4 percent in each of the prior year three- and six-month periods. SG&A increased as a percent of sales compared to the same periods in the prior year due to reduced leverage on lower sales, partially offset by the impact of temporary cost reduction actions taken by the Company in response to the current COVID-19 environment, procurement savings, and other cost reduction activities.

Income tax expense
The effective tax rate in the second quarter of fiscal 2021 was 23.7 percent, compared to 24.0 percent in the same period last year, and 24.4 percent for the first six months of fiscal 2021, compared to 24.2 percent in the prior year period.

Segment Analysis

Architectural Framing Systems

	Three Months Ended			Six Months Ended
(In thousands)	August 29, 2020	August 31, 2019	% Change	August 29, 2020	August 31, 2019	% Change
Net sales	$152,927	$187,394	(18.4)%	$303,091	$367,916	(17.6)%
Operating income	11,697	15,523	(24.6)%	18,993	27,796	(31.7)%
Operating margin	7.6%	8.3%		6.3%	7.6%
Architectural Framing Systems net sales declined $34.5 million, or 18.4 percent, and $64.8 million, or 17.6 percent, for the three- and six-month periods ended August 29, 2020, compared to the prior-year periods, reflecting COVID-19-related project delay and lower order volume.

Operating margin decreased 70 and 130 basis points for the three- and six-month periods of the current year, compared to the same periods in the prior year, reflecting leverage on the lower revenue, partially offset by the cost reductions referenced above and improved productivity.

As of August 29, 2020, segment backlog was approximately $404 million, compared to approximately $421 million as of the end of the prior quarter, reflecting the decline in order volume. Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which may be expected to be recognized as revenue in the future. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. We view backlog as one indicator of future revenues, particularly in our longer-lead time businesses. In addition to backlog, we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog. We have strong visibility beyond backlog, as projects awarded, verbal commitments and bidding activities are not included in backlog.

Architectural Glass

	Three Months Ended			Six Months Ended
(In thousands)	August 29, 2020	August 31, 2019	% Change	August 29, 2020	August 31, 2019	% Change
Net sales	$86,584	$99,138	(12.7)%	$163,495	$199,429	(18.0)%
Operating income	4,976	6,460	(23.0)%	4,482	12,859	(65.1)%
Operating margin	5.7%	6.5%		2.7%	6.4%
Net sales decreased $12.6 million, or 12.7 percent, and 35.9 million, or 18.0 percent, for the three- and six-month periods ended August 29, 2020, compared to the same periods in the prior year. The decrease reflects lower volumes due to COVID-19-related project delays and lower order volume due to market-related softness.

Operating margin decreased 80 and 370 basis points for the three- and six-month periods of the current year, compared to the same periods in the prior year. The decline in operating margin in the current quarter compared to the second quarter of last year is due to the lower volume, partially offset by strong factory productivity, COVID-19 related temporary cost reductions, and procurement savings. For the year-to-date period, operating margin declined due to leverage on the lower volume and the impact of COVID-19-related costs.
Architectural Services

	Three Months Ended			Six Months Ended
(In thousands)	August 29, 2020	August 31, 2019	% Change	August 29, 2020	August 31, 2019	% Change
Net sales	$73,670	$61,597	19.6%	$137,221	$126,744	8.3%
Operating income	6,569	3,976	65.2%	11,912	8,549	39.3%
Operating margin	8.9%	6.5%		8.7%	6.7%
Architectural Services net sales increased $12.1 million, or 19.6 percent, and $10.5 million, or 8.3 percent, for the three- and six-month periods ended August 29, 2020, over the same periods in the prior year, on strong project cost flow.

Operating margin increased 240 and 200 basis points for the three- and six-month periods of the current year, compared to the same periods in the prior year, driven by strong project execution, procurement cost reductions and temporary cost reduction actions taken in response to COVID-19.
As of August 29, 2020, segment backlog was approximately $665 million, compared to approximately $685 million as of the end of the prior quarter. Backlog is described within the Architectural Framing Systems discussion above.

Large-Scale Optical (LSO)

	Three Months Ended			Six Months Ended
(In thousands)	August 29, 2020	August 31, 2019	% Change	August 29, 2020	August 31, 2019	% Change
Net sales	$16,860	$20,785	(18.9)%	$23,171	$42,045	(44.9)%
Operating income	2,149	4,630	(53.6)	(984)	8,807	(111.2)%
Operating margin	12.7%	22.3%		(4.2)%	20.9%
LSO net sales decreased $3.9 million or 18.9 percent, and $18.9 million, or 44.9 percent, for the three- and six-month periods ended August 29, 2020, over the same periods in the prior year. In the second quarter, the segment's customers had largely reopened, after having been closed for most of the first quarter due to COVID-19-related restrictions. In addition, the segment's two primary manufacturing locations resumed normal operations during the quarter, after being closed for most of the first and second quarters.

In the current quarter, the segment had operating income of $2.1 million and operating margin of 12.7 percent compared to operating income of $4.6 million and operating margin of 22.3 percent in last year's second quarter, reflecting decreased leverage on the lower revenue, partially offset by temporary COVID-19-related cost reductions and effective cost management. The segment had an operating loss of $1.0 million and operating margin of (4.2) percent for the six-month period ended August 29, 2020, compared to operating income of $8.8 million and operating margin of 20.9 percent for the same period of the prior year, reflecting the impact of the segment's temporary shutdown and resulting lower volume discussed above.

Liquidity and Capital Resources

Selected cash flow data	Six Months Ended
(In thousands)	August 29, 2020	August 31, 2019
Operating Activities
Net cash provided by operating activities	$85,330	$17,802
Investing Activities
Capital expenditures	(14,224)	(22,559)
Financing Activities
Borrowings on line of credit	192,581	184,500
(Repayment) borrowings on debt	(5,400)	150,000
Payments on line of credit	(237,500)	(307,500)
Repurchase and retirement of common stock	(4,731)	(20,010)
Dividends paid	(9,751)	(9,203)

Operating Activities. Cash provided by operating activities was $85.3 million for the first six months of fiscal 2021, an increase of $67.5 million compared to the prior-year period, reflecting strong working capital management.

Investing Activities. Net cash used in investing activities was $15.2 million for the first six months of fiscal 2021, driven by capital expenditures of $14.2 million, while in the first six months of the prior year, net cash used by investing activities was $23.0 million, due to capital expenditures of $22.6 million. Given the uncertain economic environment in fiscal 2021, we have limited our capital spending to the most critical or high return capital projects.

Financing Activities. Net cash used by financing activities was $66.1 million for the first six months of fiscal 2021, compared to net cash used by financing activities of $4.7 million for the prior-year period, primarily due to $47.5 million of net payments on the line of credit in the current year, compared to net borrowings of $27.0 million in the prior-year period. At August 29, 2020, we were in compliance with the financial covenants on our credit facility and term loan.

We paid dividends totaling $9.8 million ($0.3750 per share) in the first six months of fiscal 2021, compared to $9.2 million ($0.3500 per share) in the comparable prior-year period. In March 2020, we repurchased 231,492 shares under our authorized share repurchase program, for a total cost of $4.7 million. We did not repurchase any shares under this program during the second quarter. In the first six months of fiscal 2020, we repurchased 531,997 shares under our authorized share repurchase program, for a total cost of $20.0 million. Since the inception of the share repurchase program in 2004, we have purchased a total of 6,186,404 shares, at a total cost of $179.1 million. We currently have remaining authority to repurchase an additional 2,063,596 shares under this program. We will continue to evaluate making future share repurchases, considering our cash flow and debt levels, market conditions, including the continuing effects of the COVID-19 pandemic, and other potential uses of cash.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of August 29, 2020:

	Payments Due by Fiscal Period
(In thousands)	Remainder of Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
Debt obligations	$—	$152,000	$1,000	$—	$2,672	$12,000	$167,672
Operating leases (undiscounted)	6,443	12,081	11,081	9,122	7,307	14,748	60,782
Purchase obligations	95,815	79,623	1,498	897	770	2,310	180,913
Total cash obligations	$102,258	$243,704	$13,579	$10,019	$10,749	$29,058	$409,367

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

As of August 29, 2020, we had reserves of $4.2 million for unrecognized tax benefits. We expect approximately $0.4 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At August 29, 2020, $1.1 billion of these types of bonds were outstanding, of which $589.1 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

Due to our ability to generate strong cash from operations and our borrowing capability under our committed revolving credit facility, we believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments for at least the next 12 months.

COVID-19 Consideration. While we believe we have adequate sources of liquidity to continue to fund our business for at least the next 12 months, the extent to which the ongoing COVID-19 situation may impact our results of operations or liquidity is uncertain. To date, we have experienced some delays in commercial construction projects and orders due to COVID-19. While the construction and construction-related industries are considered an "essential business or service" in most jurisdictions in which we operate, site closures or project and order delays have occurred and increased social distancing and health-related precautions are required on many work sites, which have caused and may continue to cause additional project delays and additional costs to be incurred. Within the LSO segment, after being closed for most of the first and second quarters, we have resumed normal operations at the segment's two manufacturing locations during the quarter and many of our customer's retail locations have also reopened. We expect this global pandemic to continue to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. At this time, we do not expect that the impact from the coronavirus outbreak will have a significant effect on our liquidity. As demonstrated during the first and second quarters, we have taken steps to increase available cash on hand including, but not limited to, active working capital management and targeted reductions in discretionary operating expenses and capital expenditures. Given the continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the impact to our results of operations, liquidity or financial position. To the extent that our customers and suppliers are adversely impacted by the coronavirus outbreak, this could reduce the availability, or result in delays, of materials or supplies, or delays in customer payments, which in turn could materially interrupt our business operations, thereby negatively affecting our results of operations, and/or impact our liquidity.

Related Party Transactions
No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

Critical Accounting Policies
No material changes have occurred in the disclosure of our critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, other than as described in our Current Report on Form 10-Q for the fiscal quarter ended May 30, 2020 and as noted below.

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

Based on the results of the interim quantitative goodwill impairment analysis, the estimated fair value of each reporting unit exceeded its carrying value and, therefore, goodwill impairment was not indicated as of May 30, 2020. However, the estimated fair value did not exceed carrying value by a significant margin at two reporting units within the Architectural Framing Systems segment, EFCO and Sotawall, which had goodwill balances of $90.4 million and $26.7 million, respectively, at May 30, 2020. We utilized a discount rate of 11.0 percent in determining the discounted cash flows for EFCO and a discount rate of 10.4 percent in determining the discounted cash flows for Sotawall. We utilized a long-term growth rate of 3.0 percent in our fair value analysis for all reporting units. If our discount rates were to increase by 100 basis points at Sotawall and EFCO, the fair value of these reporting units would fall below carrying value, which would indicate impairment of the goodwill. Additionally, this discounted cash flow analysis is dependent upon achieving forecasted levels of revenue and profitability. If revenue or profitability were to fall below forecasted levels, or if market conditions were to decline in a material or sustained manner, impairment could be indicated at these reporting units, and potentially at other reporting units. During the second quarter of fiscal 2021, no additional qualitative indicators of impairment were identified and therefore, no interim quantitative goodwill impairment evaluation was completed as of August 29, 2020. If the impacts that we have experienced from COVID-19 continue at the current or worsening levels, this will likely have a negative impact on our forecasted revenue and profitability and this could result in an indication of goodwill impairment in future periods.

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

Fair value is measured using the relief-from-royalty method. This method assumes the trade name or trademark has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from the asset. This method requires us to estimate the future revenue from the related asset, the appropriate royalty rate, and the weighted average cost of capital. The assessment of fair value involves significant judgment and projections about future performance. In determining the discounted future revenue in our fair value analysis, we used discount rates that are appropriate with the risks and uncertainties inherent in the respective businesses in the range of 10.9 percent to 11.5 percent, royalty rates of 1.5 to 2.0 percent, and a long-term growth rate of 3.0 percent. Based on our analysis, the fair value of each of our trade names exceeded its carrying amount and impairment was not indicated. During the second quarter of fiscal 2021, no additional qualitative indicators of impairment were identified and therefore, no interim quantitative indefinite-lived intangible asset impairment evaluation was completed as of August 29, 2020. We continue to conclude that the useful life of our indefinite-lived intangible assets is appropriate. If future revenue were to fall below forecasted levels or if market conditions were to decline in a material or sustained manner, due to COVID-19 or otherwise, impairment could be indicated on one or more of our indefinite-lived intangible assets.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred to the disclosures of quantitative and qualitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

Item 4.Controls and Procedures
a)Evaluation of disclosure controls and procedures: As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
b)Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 29, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

From time to time, the Company is a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply and services industry, the Company is routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. The Company is also subject to litigation arising out of areas such as employment practices, workers compensation and general liability matters. Although it is very difficult to accurately predict the outcome of any such proceedings, facts currently available indicate that no matters will result in losses that would have a material adverse effect on the results of operations, cash flows or financial condition of the Company.
Item 1A.Risk Factors

There have been no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, except as noted below.

The novel coronavirus (COVID-19) pandemic, efforts to mitigate the pandemic, and the related weakening economic conditions, have impacted our business and could have a significant negative impact on our operations, liquidity, financial condition and financial results
In the last quarter of our fiscal 2020, a novel strain of coronavirus, COVID-19, started to impact the global economic environment causing extreme volatility and uncertainty in global markets. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic and we started to see certain impacts to our business. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, and government orders to "stay in place" have adversely affected work forces, economies and financial markets globally. Quarantines and "stay in place" orders, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to our supply chain or our customers, have adversely impacted our sales and operating results and have resulted in some project delays. In addition, the pandemic has resulted in an economic downturn that could affect the ability of our customers to obtain financing for projects and therefore impact demand for our products and services. Order lead times could be extended or delayed and our pricing or pricing of suppliers for needed materials could increase. Some materials, products or services critical to our operations may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, in certain cases we have found alternative product sourcing and will continue to evaluate this in the event that material supply becomes problematic.

To date, we have experienced some delays in commercial construction projects due to COVID-19. While the construction and construction-related industries are considered an "essential business or service" in most jurisdictions in which we operate, site closures or project delays have occurred and increased social distancing and health-related precautions are required on many work sites, which may cause additional project delays and additional costs to be incurred. Within the LSO segment, we also experienced the temporary closure of many of our customer's retail locations and we temporarily shut down our factories in this segment to comply with government "stay in place" orders. We reopened our factories in the LSO segment during the second half of our second quarter.

This global pandemic has had, and we expect it to continue to have, an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. The global outbreak of COVID-19 continues to evolve. The extent to which COVID-19 will impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate severity and spread of the disease, the duration or future outbreak surges, travel restrictions and social distancing requirements in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Given the continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the impact to our results of operations, liquidity or financial position. To the extent that our customers and suppliers are adversely impacted by the coronavirus outbreak, this could reduce the availability, or result in delays, of materials or supplies, or delays in customer payments, which in turn could materially interrupt our business operations, thereby negatively affecting our results of operations, and/or impact our liquidity.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
May 31, 2020 to June 27, 2020	22,036	$23.46	—	2,063,596
June 28, 2020 to July 25, 2020	1,117	22.96	—	2,063,596
July 26, 2020 to August 29, 2020	—	—	—	2,063,596
Total	23,153	$23.34	—	2,063,596

(a)The shares in this column represent the total number of shares that were surrendered to us by plan participants to satisfy stock-for-stock option exercises or withholding tax obligations related to share-based compensation. We did not purchase any shares pursuant to our publicly announced repurchase program during the fiscal quarter.
(b)In fiscal 2004, announced on April 10, 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock. The Board increased the authorization by 750,000 shares, announced on January 24, 2008; by 1,000,000 shares on each of the announcement dates of October 8, 2008, January 13, 2016, January 9, 2018, and January 14, 2020; and by 2,000,000 shares, announced on October 3, 2018. The repurchase program does not have an expiration date.

Item 6.Exhibits

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year-ended February 28, 2004.)
3.2	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on January 16, 2020.)
3.3	Amended and Restated Bylaws of Apogee Enterprises, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on July 3, 2018.)
10.1
Form of Stock Option Agreement under the Apogee Enterprises, Inc. 2019 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on July 7, 2020.)

10.2	Form of Annual Cash Incentive Award Agreement. (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on July 7, 2020.)
10.3
Form of Change-in-Control Severance Agreement entered into with Nisheet Gupta as of June 30, 2020. (Incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on April 30, 2018.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 29, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 29, 2020 and February 29, 2020, (ii) the Consolidated Results of Operations for the three- and six-months ended August 29, 2020 and August 31, 2019, (iii) the Consolidated Statements of Comprehensive Earnings for the three- and six-months ended August 29, 2020 and August 31, 2019, (iv) the Consolidated Statements of Cash Flows for the six-months ended August 29, 2020 and August 31, 2019, (v) the Consolidated Statements of Shareholders' Equity for the six-months ended August 29, 2020 and August 31, 2019, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 8, 2020	By: /s/ Joseph F. Puishys
Joseph F. Puishys President and Chief Executive Officer (Principal Executive Officer)

Date: October 8, 2020	By: /s/ Nisheet Gupta
Nisheet Gupta Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)