Form 10-Q
period 2020-11-28
APOGEE ENTERPRISES, INC.
filed 2021-01-07
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 5, 2021, 26,007,703 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except stock data)	November 28, 2020	February 29, 2020
Assets
Current assets
Cash and cash equivalents	$55,413	$14,952
Receivables, net	172,877	196,806
Inventories	73,815	71,089
Costs and earnings on contracts in excess of billings	29,141	73,582
Other current assets	14,389	25,481
Total current assets	345,635	381,910
Property, plant and equipment, net	302,082	324,386
Operating lease right-of-use assets	62,950	52,892
Goodwill	192,883	185,516
Intangible assets	136,843	140,191
Other non-current assets	45,589	44,096
Total assets	$1,085,982	$1,128,991
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$69,719	$69,056
Accrued payroll and related benefits	40,170	40,119
Billings on contracts in excess of costs and earnings	25,945	32,696
Operating lease liabilities	12,098	11,272
Current portion of debt	2,000	5,400
Other current liabilities	61,768	118,314
Total current liabilities	211,700	276,857
Long-term debt	166,463	212,500
Non-current operating lease liabilities	53,122	43,163
Non-current self-insurance reserves	26,085	22,831
Other non-current liabilities	81,269	56,862
Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 25,962,041 and 26,443,166 respectively	8,654	8,814
Additional paid-in capital	155,974	154,016
Retained earnings	414,749	388,010
Common stock held in trust	(183)	(685)
Deferred compensation obligations	183	685
Accumulated other comprehensive loss	(32,034)	(34,062)
Total shareholders’ equity	547,343	516,778
Total liabilities and shareholders’ equity	$1,085,982	$1,128,991
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Net sales	$313,583	$337,916	$922,162	$1,050,340
Cost of sales	243,998	263,606	716,139	808,856
Gross profit	69,585	74,310	206,023	241,484
Selling, general and administrative expenses	19,835	52,716	126,590	169,274
Operating income	49,750	21,594	79,433	72,210
Interest expense, net	1,502	1,995	4,240	7,176
Other income, net	472	231	684	599
Earnings before income taxes	48,720	19,830	75,877	65,633
Income tax expense	11,447	4,596	18,070	15,677
Net earnings	$37,273	$15,234	$57,807	$49,956
Earnings per share - basic	$1.44	$0.58	$2.22	$1.89
Earnings per share - diluted	$1.42	$0.57	$2.19	$1.87
Weighted average basic shares outstanding	25,883	26,432	26,068	26,481
Weighted average diluted shares outstanding	26,225	26,750	26,350	26,776
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Net earnings	$37,273	$15,234	$57,807	$49,956
Other comprehensive earnings (loss):
Unrealized (loss) gain on marketable securities, net of $—, $(11), $39 and $38 of tax (benefit) expense, respectively	(2)	(44)	145	145
Unrealized gain on derivative instruments, net of $90, $119, $305 and $146 of tax expense, respectively	294	387	997	476
Foreign currency translation adjustments	899	(491)	887	(586)
Other comprehensive earnings (loss)	1,191	(148)	2,029	35
Total comprehensive earnings	$38,464	$15,086	$59,836	$49,991

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(In thousands)	November 28, 2020	November 30, 2019
Operating Activities
Net earnings	$57,807	$49,956
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38,000	34,681
Share-based compensation	6,163	4,617
Deferred income taxes	5,012	10,088
Gain on disposal of assets	(19,346)	(623)
Noncash lease expense	9,531	8,993
Other, net	(69)	(2,007)
Changes in operating assets and liabilities:
Receivables	24,153	(5,288)
Inventories	(2,722)	2,474
Costs and earnings on contracts in excess of billings	44,501	(17,156)
Accounts payable and accrued expenses	(43,915)	(22,457)
Billings on contracts in excess of costs and earnings	(6,981)	4,901
Refundable and accrued income taxes	12,424	(6,159)
Operating lease liability	(9,168)	(7,468)
Other	5,122	(951)
Net cash provided by operating activities	120,512	53,601
Investing Activities
Capital expenditures	(17,116)	(41,176)
Proceeds from sales of property, plant and equipment	23,724	591
Other	(1,090)	(857)
Net cash provided (used) by investing activities	5,518	(41,442)
Financing Activities
Borrowings on line of credit	193,332	108,000
(Repayment) borrowings on debt	(5,400)	150,000
Payments on line of credit	(237,500)	(252,500)
Repurchase and retirement of common stock	(20,731)	(20,010)
Dividends paid	(14,546)	(13,808)
Other	(853)	(2,584)
Net cash used by financing activities	(85,698)	(30,902)
Increase (decrease) in cash and cash equivalents	40,332	(18,743)
Effect of exchange rates on cash	129	32
Cash, cash equivalents and restricted cash at beginning of year	14,952	29,241
Cash, cash equivalents and restricted cash at end of period	$55,413	$10,530
Noncash Activity
Capital expenditures in accounts payable	$684	$1,205
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 29, 2020	26,443	$8,814	$154,016	$388,010	$(685)	$685	$(34,062)	$516,778
Net earnings	—	—	—	2,876	—	—	—	2,876
Unrealized gain on marketable securities, net of $26 tax expense	—	—	—	—	—	—	97	97
Unrealized loss on foreign currency hedge, net of $189 tax benefit	—	—	—	—	—	—	(617)	(617)
Foreign currency translation adjustments	—	—	—	—	—	—	(6,151)	(6,151)
Issuance of stock, net of cancellations	183	62	(39)	—	(11)	11	—	23
Share-based compensation	—	—	1,406	—	—	—	—	1,406
Share repurchases	(231)	(77)	(1,370)	(3,284)	—	—	—	(4,731)
Other share retirements	(26)	(9)	(151)	(505)	—	—	—	(665)
Cash dividends	—	—	—	(4,872)	—	—	—	(4,872)
Balance at May 30, 2020	26,369	$8,790	$153,862	$382,225	$(696)	$696	$(40,733)	$504,144
Net earnings	—	—	—	17,658	—	—	—	17,658
Unrealized gain on marketable securities, net of $13 tax expense	—	—	—	—	—	—	50	50
Unrealized gain on foreign currency hedge, net of $404 tax expense	—	—	—	—	—	—	1,319	1,319
Foreign currency translation adjustments	—	—	—	—	—	—	6,139	6,139
Issuance of stock, net of cancellations	121	41	(23)	—	(11)	11	—	18
Share-based compensation	—	—	2,256	—	—	—	—	2,256
Other share retirements	(23)	(8)	(139)	(390)	—	—	—	(537)
Cash dividends	—	—	—	(4,879)	—	—	—	(4,879)
Balance at August 29, 2020	26,467	$8,823	$155,956	$394,614	$(707)	$707	$(33,225)	$526,168
Net earnings	—	—	—	37,273	—	—	—	37,273
Unrealized loss on marketable securities, net of $— tax benefit	—	—	—	—	—	—	(2)	(2)
Unrealized gain on foreign currency hedge, net of $90 tax expense	—	—	—	—	—	—	294	294
Foreign currency translation adjustments	—	—	—	—	—	—	899	899
Issuance of stock, net of cancellations	10	3	15	—	524	(524)	—	18
Share-based compensation	—	—	2,501	—	—	—	—	2,501
Exercise of stock options	127	42	1,414	—	—	—	—	1,456
Share repurchases	(620)	(207)	(3,781)	(12,012)	—	—	—	(16,000)
Other share retirements	(22)	(7)	(131)	(331)	—	—	—	(469)
Cash dividends	—	—	—	(4,795)	—	—	—	(4,795)
Balance at November 28, 2020	25,962	$8,654	$155,974	$414,749	$(183)	$183	$(32,034)	$547,343

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 2, 2019	27,015	$9,005	$151,842	$367,597	$(755)	$755	$(32,127)	$496,317
Net earnings	—	—	—	15,443	—	—	—	15,443
Unrealized gain on marketable securities, net of $47 tax expense	—	—	—	—	—	—	181	181
Unrealized gain on foreign currency hedge, net of $2 tax expense	—	—	—	—	—	—	5	5
Foreign currency translation adjustments	—	—	—	—	—	—	(2,560)	(2,560)
Issuance of stock, net of cancellations	79	26	14	—	(12)	12	—	40
Share-based compensation	—	—	1,618	—	—	—	—	1,618
Share repurchases	(532)	(177)	(3,051)	(16,782)	—	—	—	(20,010)
Other share retirements	(32)	(11)	(183)	(1,266)	—	—	—	(1,460)
Cash dividends	—	—	—	(4,598)	—	—	—	(4,598)
Balance at June 1, 2019	26,530	$8,843	$150,240	$360,394	$(767)	$767	$(34,501)	$484,976
Net earnings	—	—	—	19,279	—	—	—	19,279
Unrealized gain on marketable securities, net of $2 tax expense	—	—	—	—	—	—	8	8
Unrealized gain on foreign currency hedge, net of $25 tax expense	—	—	—	—	—	—	84	84
Foreign currency translation adjustments	—	—	—	—	—	—	2,465	2,465
Issuance of stock, net of cancellations	44	15	27	—	(11)	11	—	42
Share-based compensation	—	—	1,582	—	—	—	—	1,582
Other share retirements	(20)	(7)	(114)	(629)	—	—	—	(750)
Cash dividends	—	—	—	(4,605)	—	—	—	(4,605)
Balance at August 31, 2019	26,554	$8,851	$151,735	$374,439	$(778)	$778	$(31,944)	$503,081
Net earnings	—	—	—	15,234	—	—	—	15,234
Unrealized loss on marketable securities, net of $11 tax benefit	—	—	—	—	—	—	(44)	(44)
Unrealized gain on foreign currency hedge, net of $119 tax expense	—	—	—	—	—	—	387	387
Foreign currency translation adjustments	—	—	—	—	—	—	(491)	(491)
Issuance of stock, net of cancellations	(1)	1	43	—	103	(103)	—	44
Share-based compensation	—	—	1,417	—	—	—	—	1,417
Other share retirements	—	(1)	(7)	(36)	—	—	—	(44)
Cash dividends	—	—	—	(4,605)	—	—	—	(4,605)
Balance at November 30, 2019	26,553	$8,851	$153,188	$385,032	$(675)	$675	$(32,092)	$514,979

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 29, 2020. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three- and nine-month periods ended November 28, 2020 are not necessarily indicative of the results to be expected for the full year.

COVID-19 considerations
The ongoing COVID-19 pandemic continues to cause volatility and uncertainty in global markets impacting worldwide economic activity. We have experienced some delays in commercial construction projects and orders as a result of COVID-19. In our Architectural Glass and Architectural Framing segments, orders have been delayed or have slowed, as customers and end markets face some uncertainty and delays in timing of work. In our Architectural Services segment, some construction site closures or project delays have occurred, and job sites have had to adjust to increased physical distancing and health-related precautions. Within our Large-Scale Optical (LSO) segment, most customers reopened and the segment's two manufacturing locations resumed normal operations during the latter part of the second quarter, after being shutdown for most of the first and second quarters due to governmental orders. We have also been impacted by quarantine-related absenteeism among our workforce, resulting in labor and capacity constraints at some of our facilities. The extent to which COVID-19 will continue to impact our business will depend on future developments and public health advancements, which have been buoyed recently by the commencement of vaccine production and distribution.

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

Subsequent events
We have evaluated subsequent events for potential recognition and disclosure through the date of this filing. Subsequent to the end of the quarter, we announced the election of our new Chief Executive Officer, Ty R. Silberhorn, and entered into an employment agreement with him, effective January 4, 2021. Mr. Silberhorn replaces, Joseph F. Puishys, who announced his retirement, as an employee of the Company, in September 2020, effective January 4, 2021.

2.Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 12 for disclosure of revenue by segment):

	Three Months Ended		Nine Months Ended
(In thousands)	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Recognized at shipment	$129,132	$153,093	$379,292	$472,695
Recognized over time	184,451	184,823	542,870	577,645
Total	$313,583	$337,916	$922,162	$1,050,340

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

(In thousands)	November 28, 2020	February 29, 2020
Trade accounts	$122,959	$141,126
Construction contracts	9,727	20,808
Contract retainage	42,053	37,341
Total receivables	174,739	199,275
Less: allowance for credit losses	(1,862)	(2,469)
Net receivables	$172,877	$196,806

The following table summarizes the activity in the allowance for credit losses:

(In thousands)	November 28, 2020
Beginning balance	$2,469
Additions charged to costs and expenses	325
Deductions from allowance, net of recoveries	(884)
Other changes (1)	(48)
Ending balance	$1,862
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

(In thousands)	November 28, 2020	February 29, 2020
Contract assets	$71,194	$110,923
Contract liabilities	27,965	35,954

The decrease in contract assets was mainly due to a reduction in costs and earnings in excess of billings, which is driven by the settlement of matters related to a legacy EFCO project, as well as the timing of projects. The change in contract liabilities was due to timing of project activity within our businesses that operate under long-term contracts.

Other contract-related disclosures	Three Months Ended		Nine Months Ended
(In thousands)	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Revenue recognized related to contract liabilities from prior year-end	$2,044	$4,589	$16,239	$22,044
Revenue recognized related to prior satisfaction of performance obligations	4,016	1,776	10,545	5,298

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that timeframe. Generally, these contracts are in our businesses with long-term contracts which recognize revenue over time. As of November 28, 2020, the transaction price associated with unsatisfied performance obligations was approximately $901.6 million. The performance obligations are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	November 28, 2020
Within one year	$498,623
Within two years	331,219
Beyond	71,786
Total	$901,628

3.Supplemental Balance Sheet Information

Inventories

(In thousands)	November 28, 2020	February 29, 2020
Raw materials	$43,292	$36,611
Work-in-process	16,337	17,520
Finished goods	14,186	16,958
Total inventories	$73,815	$71,089

Other current liabilities

(In thousands)	November 28, 2020	February 29, 2020
Warranties	$13,281	$12,822
Accrued project losses	3,297	48,962
Property and other taxes	13,078	5,952
Accrued self-insurance reserves	9,912	8,307
Other	22,200	42,271
Total other current liabilities	$61,768	$118,314

Other non-current liabilities

(In thousands)	November 28, 2020	February 29, 2020
Deferred benefit from New Market Tax Credit transactions	$15,717	$15,717
Retirement plan obligations	8,138	8,294
Deferred compensation plan	8,437	8,452
Deferred tax liabilities	20,014	7,940
Other	28,963	16,459
Total other non-current liabilities	$81,269	$56,862

4.Financial Instruments

Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
November 28, 2020	$12,556	$459	$—	$13,015
February 29, 2020	11,692	275	—	11,967

Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of these bonds at November 28, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$771	$779
Due after one year through five years	7,682	7,978
Due after five years through 10 years	3,303	3,428
Due beyond 15 years	800	830
Total	$12,556	$13,015

Derivative instruments
In August 2019, we entered into an interest rate swap to hedge exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility. As of November 28, 2020, the interest rate swap contract had a notional value of $55 million.

We periodically enter into forward purchase foreign currency cash flow hedge contracts and forward purchase aluminum hedge contracts, generally with an original maturity date of less than one year, to hedge foreign currency exchange rate risk and future purchases of aluminum in certain of our architectural businesses. As of November 28, 2020, we held foreign exchange forward contracts and aluminum forward contracts with U.S. dollar notional values of $18.7 million and $1.9 million, respectively, with the objective of reducing the exposure to fluctuations in the Canadian dollar, the Euro and the price of aluminum.

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
November 28, 2020
Assets:
Money market funds	$27,000	$—	$27,000
Commercial paper	—	4,300	4,300
Municipal and corporate bonds	—	13,015	13,015
Cash surrender value of life insurance	—	17,704	17,704
Foreign currency and aluminum forward/option contracts	—	896	896
Liabilities:
Deferred compensation	—	14,027	14,027
Interest rate swap contract	—	676	676

February 29, 2020
Assets:
Money market funds	$2,689	$—	$2,689
Commercial paper	—	1,500	1,500
Municipal and corporate bonds	—	11,967	11,967
Cash surrender value of life insurance	—	16,560	16,560
Liabilities:
Deferred compensation	—	14,042	14,042
Foreign currency forward/option contract	—	340	340
Interest rate swap contract	—	561	561

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

Derivative instruments
The interest rate swap is measured at fair value using other observable market inputs, based off of benchmark interest rates. Forward foreign exchange and forward purchase aluminum contracts are measured at fair value using other observable market inputs, such as quotations on forward foreign exchange points, foreign currency exchange rates, and forward purchase aluminum prices. Derivative positions are primarily valued using standard calculations and models that use as their basis readily observable market parameters. Industry standard data providers are our primary source for forward and spot rate information for both interest and currency rates and aluminum prices.

5.Goodwill and Other Identifiable Intangible Assets

Goodwill
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

In the third quarter of fiscal 2021, we changed the date of our annual goodwill impairment testing from our year-end to the first day in our fiscal fourth quarter. This change results in better alignment of the annual impairment testing with our strategic and annual planning processes. This change was determined to not be material and had no impact on our current or historical consolidated financial statements.

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

During the third quarter, we combined two reporting units into one reporting unit, following certain structural and leadership changes at the Company, specifically within the Architectural Framing Systems segment. Within this segment, as a result of integration efforts that are ongoing, leadership over our Tubelite and Alumicor reporting units have been combined and functional leaders in areas such as operations, sales, marketing and general and administrative areas are responsible for allocating resources and reviewing results of the combined business. The goodwill of these individual reporting units was aggregated to the combined reporting unit. We evaluated goodwill on a qualitative basis prior to and subsequent to this change and have concluded no adjustment to the carrying value of goodwill was necessary as a result of this change. In addition, for all reporting units, no qualitative indicators of impairment were identified during the third quarter, and therefore, no interim quantitative goodwill impairment evaluation was performed.

The carrying amount of goodwill attributable to each reporting segment was:

(In thousands)	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at March 2, 2019	$148,446	$25,709	$1,120	$10,557	$185,832
Foreign currency translation	(263)	(53)	—	—	(316)
Balance at February 29, 2020	148,183	25,656	1,120	10,557	185,516
Adjustment (1)	6,315	—	—	—	6,315
Foreign currency translation	1,475	(423)	—	—	1,052
Balance at November 28, 2020	$155,973	$25,233	$1,120	$10,557	$192,883

(1) During the quarter ended May 30, 2020, we recorded a $6.3 million increase to goodwill and corresponding increase to deferred tax liabilities to correct an immaterial error related to prior periods. The error was not material to any previously reported annual or interim consolidated financial statements.

Indefinite-lived intangible assets
We hold intangible assets for certain acquired trade names and trademarks which are determined to have indefinite useful lives. Similar to the change in goodwill measurement date discussed above, we historically evaluated the reasonableness of the useful life and tested indefinite-lived intangible assets for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. In the third quarter of fiscal 2021, we changed the date of our annual impairment testing from our year-end to the first day in our fiscal fourth quarter.

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

Fair value is measured using the relief-from-royalty method. This method assumes the trade name or trademark has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from the asset. This method requires us to estimate the future revenue from the related asset, the appropriate royalty rate, and the weighted average cost of capital. The assessment of fair value involves significant judgment and projections about future performance. In determining the discounted future revenue in our fair value analysis, we used discount rates that are appropriate with the risks and uncertainties inherent in the respective businesses in the range of 10.9 percent to 11.5 percent, royalty rates of 1.5 to 2.0 percent, and a long-term growth rate of 3.0 percent. Based on our analysis, the fair value of each of our trade names exceeded its carrying amount and impairment was not indicated as of May 30, 2020. During the third quarter of fiscal 2021, no additional qualitative indicators of impairment were identified and therefore, no interim quantitative indefinite-lived intangible asset impairment evaluation was completed. We continue to conclude that the useful life of our indefinite-lived intangible assets is appropriate. If future revenue were to fall below forecasted levels or if market conditions were to decline in a material or sustained manner, due to COVID-19 or otherwise, impairment could be indicated on one or more of our indefinite-lived intangible assets.

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
November 28, 2020
Definite-lived intangible assets:
Customer relationships	$119,647	$(38,333)	$1,749	$83,063
Other intangibles	41,293	(33,488)	174	7,979
Total definite-lived intangible assets	160,940	(71,821)	1,923	91,042
Indefinite-lived intangible assets:
Trademarks	45,300	—	501	45,801
Total intangible assets	$206,240	$(71,821)	$2,424	$136,843
February 29, 2020
Definite-lived intangible assets:
Customer relationships	$120,239	$(33,121)	$(592)	$86,526
Other intangibles	41,069	(32,516)	(189)	8,364
Total definite-lived intangible assets	161,308	(65,637)	(781)	94,890
Indefinite-lived intangible assets:
Trademarks	45,421	—	(120)	45,301
Total intangible assets	$206,729	$(65,637)	$(901)	$140,191

Amortization expense on definite-lived intangible assets was $5.6 million and $5.7 million for the nine-month periods ended November 28, 2020 and November 30, 2019, respectively. Amortization expense of other identifiable intangible assets is included in selling, general and administrative expenses. At November 28, 2020, the estimated future amortization expense for definite-lived intangible assets was:

(In thousands)	Remainder of Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025
Estimated amortization expense	$1,999	$7,993	$7,902	$7,571	$7,247

6.Debt

As of November 28, 2020, we had a committed revolving credit facility with maximum borrowings of up to $235 million with a maturity of June 2024 and a $150 million term loan. The term loan was amended during the third quarter of fiscal 2021 to extend the maturity date to June 2024. Total debt outstanding was $168.5 million, compared to $217.9 million as of February 29, 2020. There were no outstanding borrowings under the revolving credit facility as of November 28, 2020, while there were $47.5 million in outstanding borrowings under the revolving credit facility as of February 29, 2020.

Our revolving credit facility and term loan contain two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At November 28, 2020, we were in compliance with both financial covenants. Additionally, at November 28, 2020, we had a total of $18.7 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal year 2022 and reduce borrowing capacity under the revolving credit facility.

At November 28, 2020, debt included $15.0 million of industrial revenue bonds that mature in fiscal years 2022 through 2043. In June 2020, a $5.4 million industrial revenue bond matured and was repaid. The fair value of the industrial revenue bonds approximated carrying value at November 28, 2020, due to the variable interest rates on these instruments. All debt would be classified as Level 2 within the fair value hierarchy described in Note 4.

We also maintain two Canadian committed, revolving credit facilities totaling $25.0 million (USD). As of November 28, 2020, $3.5 million was outstanding under the facilities, while at February 29, 2020, there were no borrowings under the facilities.

Interest payments were $3.7 million and $7.3 million for the nine months ended November 28, 2020 and November 30, 2019, respectively.

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

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Operating lease cost	$3,477	$3,445	$10,329	$10,308
Short-term lease cost	472	427	1,384	1,606
Variable lease cost	678	843	2,071	2,223
Total lease cost	$4,627	$4,715	$13,784	$14,137

Other supplemental information related to leases was as follows:

	Nine Months Ended
(In thousands except weighted-average data)	November 28, 2020	November 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$10,233	$10,335
Lease assets obtained in exchange for new operating lease liabilities	$19,623	$15,948
Weighted-average remaining lease term - operating leases	5.8 years	5.9 years
Weighted-average discount rate - operating leases	3.18%	3.57%

Future maturities of lease liabilities are as follows:

(In thousands)	November 28, 2020
Remainder of Fiscal 2021	$3,381
Fiscal 2022	13,866
Fiscal 2023	12,662
Fiscal 2024	10,740
Fiscal 2025	8,994
Fiscal 2026	7,136
Thereafter	10,078
Total lease payments	66,857
Less: Amounts representing interest	(1,637)
Present value of lease liabilities	$65,220

In September 2020, we sold a building in McCook, IL used within our LSO segment for $25.1 million. The carrying value of the building was $4.3 million, and we recognized a gain on this sale of approximately $19.3 million, net of associated transaction costs, which is included as a reduction of selling, general and administrative expenses within our consolidated statements of operations. We also entered into a separate lease agreement for this facility, which was determined to be an operating lease, and we have approximately $8.2 million of future lease payments upon commencement of this lease in September 2020.

8.Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At November 28, 2020, $1.1 billion of these types of bonds were outstanding, of which $527.8 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

	Nine Months Ended
(In thousands)	November 28, 2020	November 30, 2019
Balance at beginning of period	$15,629	$16,737
Additional accruals	4,175	5,996
Claims paid	(4,071)	(7,807)
Balance at end of period	$15,733	$14,926

Additionally, we are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services segment and certain of our Architectural Framing Systems businesses. We manage the risk of these exposures through contract negotiations, proactive project management and insurance coverages. The liability for these types of project-related contingencies was $3.3 million and $49.0 million as of November 28, 2020 and February 29, 2020, respectively. In June 2020, we settled contract claims related to a majority of these project-related contingencies on a legacy EFCO project for an amount equal to the recorded contingency at May 30, 2020.

Letters of credit
At November 28, 2020, we had $18.7 million of ongoing letters of credit, all of which have been issued under our committed revolving credit facility, as discussed in Note 6. In connection with the settlement of contract claims related to a legacy EFCO project referenced above, the original project performance and payment bond related to the project was replaced, which required a $25.0 million letter of credit. The letter of credit for the replacement bond was issued outside of our committed revolving credit facility, with no impact on our borrowing capacity and debt covenants.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $207.5 million as of November 28, 2020.

New Markets Tax Credit (NMTC) transactions
We have four separate NMTC transactions to support our operational expansion. Proceeds received from investors on these transactions are included within other non-current liabilities on our consolidated balance sheets. The NMTC arrangements are subject to 100 percent tax recapture for a period of seven years from the date of each respective transaction. Therefore, upon the termination of each arrangement, these proceeds will be recognized in earnings in exchange for the transfer of tax credits. The direct and incremental costs incurred in structuring these arrangements have been deferred and are included in other non-current assets on our consolidated balance sheets. These costs will be recognized in conjunction with the recognition of the related proceeds on each arrangement. During the construction phase, we are required to hold cash dedicated to fund each capital project which is then classified as restricted cash on our consolidated balance sheets. Variable-interest entities, which have been included within our consolidated financial statements, have been created as a result of the structure of these transactions, as investors in the programs do not have a material interest in their underlying economics. During the third quarter ended November 28, 2020, an NMTC transaction was settled as expected and as a result, $7.4 million of operating income was recognized as a reduction to selling, general and administrative expenses within the Architectural Glass segment.

The table below provides a summary of our remaining outstanding NMTC transactions (in millions):

Inception date	Termination date	Proceeds received	Deferred costs	Net benefit
June 2016	June 2023	$6.0	$1.2	$4.8
August 2018	August 2025	6.6	1.3	5.3
September 2018	September 2025	3.2	1.0	2.2
Total		$15.8	$3.5	$12.3

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

9.Share-Based Compensation

Total share-based compensation expense included in the results of operations was $6.2 million for the nine-month period ended November 28, 2020 and $4.6 million for the nine-month period ended November 30, 2019.

Stock options and SARs
Stock option and SAR activity for the current nine-month period is summarized as follows:

Stock options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at February 29, 2020	100,341	$8.34
Awards granted	660,600	23.04
Awards exercised	(127,241)	11.45
Outstanding at November 28, 2020	633,700	$23.04	9.6 years	$2,889,672
Vested or expected to vest at November 28, 2020	633,700	$23.04	9.6 years	$2,889,672

For the nine-months ended November 28, 2020, cash proceeds from the exercise of stock options were $1.5 million and the aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $1.8 million. No awards were issued or exercised during the nine-months ended November 30, 2019.

Nonvested shares and share units
Nonvested share activity for the current nine-month period is summarized as follows:

Nonvested shares and units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 29, 2020	309,259	$40.58
Granted	342,196	20.46
Vested	(140,953)	39.76
Canceled	(2,059)	34.38
Nonvested at November 28, 2020	508,443	$27.29

At November 28, 2020, there was $8.6 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 25 months. The total fair value of shares vested during the nine months ended November 28, 2020 was $3.2 million.

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

The total liability for unrecognized tax benefits was $4.3 million and $4.1 million at November 28, 2020 and February 29, 2020, respectively. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. The total liability for unrecognized tax benefits is expected to decrease by approximately $0.4 million during the next 12 months due to lapsing of statutes.

11.Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands)	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Basic earnings per share – weighted average common shares outstanding	25,883	26,432	26,068	26,481
Weighted average effect of nonvested share grants and assumed exercise of stock options	342	318	282	295
Diluted earnings per share – weighted average common shares and potential common shares outstanding	26,225	26,750	26,350	26,776
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	159	152	238	152

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
•The LSO segment manufactures value-added glass and acrylic products primarily for framing and display applications.

	Three Months Ended		Nine Months Ended
(In thousands)	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Net sales
Architectural Framing Systems	$136,688	$165,517	$439,779	$533,432
Architectural Glass	84,779	89,433	248,274	288,862
Architectural Services	76,690	69,043	213,911	195,787
Large-Scale Optical	25,267	24,405	48,438	66,449
Intersegment eliminations	(9,841)	(10,482)	(28,240)	(34,190)
Net sales	$313,583	$337,916	$922,162	$1,050,340
Operating income (loss)
Architectural Framing Systems	$7,218	$6,345	$26,211	$34,141
Architectural Glass	10,825	4,092	15,306	16,951
Architectural Services	8,558	6,533	20,470	15,082
Large-Scale Optical(1)	26,114	6,754	25,131	15,561
Corporate and other	(2,965)	(2,130)	(7,685)	(9,525)
Operating income	$49,750	$21,594	$79,433	$72,210
(1) LSO operating income amounts for the three- and nine-month periods ended November 28, 2020 include a $19.3 million gain on the sale-lease back of a building.

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

The ongoing COVID-19 pandemic continues to cause volatility and uncertainty in global and domestic markets impacting worldwide economic activity. We have experienced some delays in commercial construction projects and orders as a result of COVID-19. In our Architectural Glass and Architectural Framing segments, orders have been delayed or have slowed, as customers and end markets face some uncertainty and delays in timing of work. In our Architectural Services segment, some construction site closures or project delays have occurred, and job sites have had to adjust to increased physical distancing and health-related precautions. Within our Large-Scale Optical (LSO) segment, most customers reopened and the segment's two manufacturing locations resumed normal operations during our second fiscal quarter, after being shutdown for most of our first and second quarters due to governmental orders. We have also been impacted by quarantine-related absenteeism among our workforce, resulting in labor and capacity constraints at some of our facilities. The extent to which COVID-19 will continue to impact our business will depend on future developments and public health advancements, which have been buoyed recently by the commencement of vaccine production and distribution.

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

Highlights of Third Quarter of Fiscal 2021 Compared to Third Quarter of Fiscal 2020

Net sales
Consolidated net sales decreased 7.2 percent, or $24.3 million, and decreased 12.2 percent, or $128.2 million, for the three- and nine-month periods ended November 28, 2020, respectively, compared to the same periods in the prior year, primarily reflecting end market and COVID-19-related volume declines in the Architectural Framing Systems and Architectural Glass segments.

The relationship between various components of operations, as a percentage of net sales, is presented below:

	Three Months Ended		Nine Months Ended
	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.8	78.0	77.7	77.0
Gross profit	22.2	22.0	22.3	23.0
Selling, general and administrative expenses	6.3	15.6	13.7	16.1
Operating income	15.9	6.4	8.6	6.9
Interest expense, net	0.5	0.6	0.5	0.7
Other income, net	0.2	0.1	0.1	0.1
Earnings before income taxes	15.5	5.9	8.2	6.3
Income tax expense	3.7	1.4	2.0	1.5
Net earnings	11.9%	4.5%	6.2%	4.8%
Effective tax rate	23.5%	23.2%	23.8%	23.9%

Gross profit
Gross profit as a percent of sales was 22.2 percent and 22.3 percent for the three- and nine-month periods ended November 28, 2020, compared to 22.0 percent and 23.0 percent for the three- and nine-month periods ended November 30, 2019. The increase in the third quarter of fiscal 2021 compared to the same period in fiscal 2020 was driven by strong project execution in the Architectural Services segment. The decrease in the nine-month period of fiscal 2021 compared to fiscal 2020 was largely driven by lower volumes due to market-related and COVID-19 project delays.

Selling, general and administrative (SG&A) expenses
SG&A expenses as a percent of sales were 6.3 percent and 13.7 percent for the three- and nine-month periods ended November 28, 2020, compared to 15.6 percent and 16.1 percent for the prior year three- and nine-month periods. SG&A decreased as a percent of sales compared to the same periods in the prior year primarily due to a $19.3 million gain on the sale-leaseback of a building and $7.4 million of income related to a New Markets Tax Credit transaction, both of which were recognized in the third quarter of fiscal 2021. In addition, we received a benefit of $4.2 million during the third quarter of fiscal 2021, and $5.5 million year-to-date in fiscal 2021, from a Canadian wage subsidy program offered to support Canadian businesses due to the widespread impacts of the COVID-19 pandemic. In total, these items had a favorable impact on SG&A as a percentage of sales of 9.9 percentage points and 3.5 percentage points for the three- and nine-month periods ended November 28, 2020, respectively.

Income tax expense
The effective tax rate in the third quarter of fiscal 2021 was 23.5 percent, compared to 23.2 percent in the same period last year, and 23.8 percent for the first nine months of fiscal 2021, compared to 23.9 percent in the prior year period.

Segment Analysis

Architectural Framing Systems

	Three Months Ended			Nine Months Ended
(In thousands)	November 28, 2020	November 30, 2019	% Change	November 28, 2020	November 30, 2019	% Change
Net sales	$136,688	$165,517	(17.4)%	$439,779	$533,432	(17.6)%
Operating income	7,218	6,345	13.8%	26,211	34,141	(23.2)%
Operating margin	5.3%	3.8%		6.0%	6.4%
Architectural Framing Systems net sales declined $28.8 million, or 17.4 percent, and $93.7 million, or 17.6 percent, for the three- and nine-month periods ended November 28, 2020, compared to the prior-year periods, primarily reflecting market-related and COVID-19 project delays and lower order volume for short lead-time products.

Operating margin increased 150 basis points for the three-month period of the current year and decreased 40 basis points for the nine-month period of the current year, compared to the same periods in the prior year. The increase in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 was due to cost actions and improved productivity that served to offset the impact of volume declines from end market softness and COVID-19. The decrease in the nine-month period in the current year compared to the same period in the prior year reflects leverage on the lower revenue, partially offset by cost reduction actions and improved productivity. In addition, this segment benefited from a Canadian wage subsidy of $4.2 million in the third quarter of fiscal 2021 and $5.5 million for the nine-month period of fiscal 2021, as a result of a Canadian program offered to support Canadian businesses due to the widespread impacts of the COVID-19 pandemic.

As of November 28, 2020, segment backlog was approximately $408 million, compared to approximately $404 million at the end of the prior quarter, and $375 million at the end of the third quarter of the prior year. Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which may be expected to be recognized as revenue in the future. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. We view backlog as one indicator of future revenues, particularly in our longer-lead time businesses. In addition to backlog, we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog. We have strong visibility beyond backlog, as projects awarded, verbal commitments and bidding activities are not included in backlog.

Architectural Glass

	Three Months Ended			Nine Months Ended
(In thousands)	November 28, 2020	November 30, 2019	% Change	November 28, 2020	November 30, 2019	% Change
Net sales	$84,779	$89,433	(5.2)%	$248,274	$288,862	(14.1)%
Operating income	10,825	4,092	164.5%	15,306	16,951	(9.7)%
Operating margin	12.8%	4.6%		6.2%	5.9%
Net sales decreased $4.7 million, or 5.2 percent, and $40.6 million, or 14.1 percent, for the three- and nine-month periods ended November 28, 2020, compared to the same periods in the prior year. The decreases reflect lower volumes primarily due to market-related and COVID-19 project delays.

Operating margin increased 820 and 30 basis points for the three- and nine-month periods of the current year, compared to the same periods in the prior year. Fiscal 2021 third quarter results included $7.4 million of operating income related to a New Markets Tax Credit transaction. In addition, operating margins in both periods of the current year were impacted by volume declines due to end market softness and COVID-19.

Architectural Services

	Three Months Ended			Nine Months Ended
(In thousands)	November 28, 2020	November 30, 2019	% Change	November 28, 2020	November 30, 2019	% Change
Net sales	$76,690	$69,043	11.1%	$213,911	$195,787	9.3%
Operating income	8,558	6,533	31.0%	20,470	15,082	35.7%
Operating margin	11.2%	9.5%		9.6%	7.7%
Architectural Services net sales increased $7.6 million, or 11.1 percent, and $18.1 million, or 9.3 percent, for the three- and nine-month periods ended November 28, 2020, compared to the same periods in the prior year, driven by increased volume from executing projects in backlog.
Operating margin increased 170 and 190 basis points for the three- and nine-month periods of the current year, compared to the same periods in the prior year, primarily driven by strong project execution.
As of November 28, 2020, segment backlog was approximately $597 million, compared to approximately $665 million as of the end of the prior quarter, and $607 million at the end of the third quarter of the prior year. Backlog is described within the Architectural Framing Systems discussion above.

Large-Scale Optical (LSO)

	Three Months Ended			Nine Months Ended
(In thousands)	November 28, 2020	November 30, 2019	% Change	November 28, 2020	November 30, 2019	% Change
Net sales	$25,267	$24,405	3.5%	$48,438	$66,449	(27.1)%
Operating income	26,114	6,754	286.6%	25,131	15,561	61.5%
Operating margin	103.4%	27.7%		51.9%	23.4%
LSO net sales increased $0.9 million or 3.5 percent, and decreased $18.0 million, or 27.1 percent, for the three- and nine-month periods ended November 28, 2020, compared to the same periods in the prior year. In the third quarter, customer demand increased significantly following the segment's COVID-related shutdown earlier in the year. The decrease in sales for the current year nine-month period compared to the same period in the prior year reflects the required COVID-related closure of most of the segment’s customers and the segment’s manufacturing locations for most of the first and second quarters of fiscal 2021.

The segment had operating income of $26.1 million and $25.1 million and operating margin of 103.4 percent and 51.9 percent for the three- and nine-month periods ended November 28, 2020, respectively, compared to operating income of $6.8 million and $15.6 million and operating margin of 27.7 percent and 23.4 percent in the same periods in the prior year. The increases for the fiscal 2021 periods are primarily related to a $19.3 million gain on the sale-leaseback of a segment building during the current year third quarter. Additionally, operating margin in the nine-month period reflects the impact of the segment's temporary shutdown and the related impact from lower volume.

Liquidity and Capital Resources

Selected cash flow data	Nine Months Ended
(In thousands)	November 28, 2020	November 30, 2019
Operating Activities
Net cash provided by operating activities	$120,512	$53,601
Investing Activities
Capital expenditures	(17,116)	(41,176)
Proceeds from sale of property, plant and equipment	23,724	591
Financing Activities
Borrowings on line of credit	193,332	108,000
(Repayment) borrowings on debt	(5,400)	150,000
Payments on line of credit	(237,500)	(252,500)
Repurchase and retirement of common stock	(20,731)	(20,010)
Dividends paid	(14,546)	(13,808)

Operating Activities. Cash provided by operating activities was $120.5 million for the first nine months of fiscal 2021, an increase of $66.9 million compared to the prior-year period, reflecting strong working capital management.

Investing Activities. Net cash provided by investing activities was $5.5 million for the first nine months of fiscal 2021, driven by proceeds of $23.7 million on the sale-leaseback of a building, offset by capital expenditures of $17.1 million. In the first nine months of the prior year, net cash used by investing activities was $41.4 million, driven by capital expenditures of $41.2 million. Given the uncertain economic environment in fiscal 2021, we will continue to limit our capital spending to all health and safety related investments as well as the most critical high return projects that support our long-term strategic plan and profitable growth targets.

Financing Activities. Net cash used by financing activities was $85.7 million for the first nine months of fiscal 2021, compared to $30.9 million in the prior-year period, primarily due to $47.5 million of net payments in the current year, compared to net borrowings of $5.5 million in the prior-year period. At November 28, 2020, we were in compliance with the financial covenants under our revolving credit facility and term loan.

We paid dividends totaling $14.5 million ($0.5625 per share) in the first nine months of fiscal 2021, compared to $13.8 million ($0.5250 per share) in the comparable prior-year period. During the first nine months of fiscal 2021, we repurchased 852,029 shares under our authorized share repurchase program, for a total cost of $20.7 million. In the first nine months of fiscal 2020, we repurchased 531,997 shares under the share repurchase program, for a total cost of $20.0 million. Since the inception of the share repurchase program in 2004, we have purchased a total of 6,806,941 shares, at a total cost of $195.1 million. We currently have remaining authority to repurchase an additional 1,443,059 shares under this program. We will continue to evaluate making future share repurchases, considering our cash flow, debt levels and market conditions, including the continuing effects of the COVID-19 pandemic, in the context of all our capital allocation options ensuring that we maximize the long-term value for our shareholders.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of November 28, 2020:

	Payments Due by Fiscal Period
(In thousands)	Remainder of Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
Debt obligations	$—	$2,000	$1,000	$—	$153,463	$12,000	$168,463
Operating leases (undiscounted)	3,381	13,866	12,662	10,740	8,994	17,214	66,857
Purchase obligations	47,263	142,186	14,073	939	770	2,310	207,541
Total cash obligations	$50,644	$158,052	$27,735	$11,679	$163,227	$31,524	$442,861

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

As of November 28, 2020, we had reserves of $4.3 million for unrecognized tax benefits. We expect approximately $0.4 million of the unrecognized tax benefits to lapse during the next 12 months. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At November 28, 2020, $1.1 billion of these types of bonds were outstanding, of which $527.8 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

We are taking advantage of the option to defer remittance of the employer portion of Social Security tax as provided in the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"), and estimate that this deferral will allow us to retain approximately $13 million in cash during calendar year 2020 that would have otherwise been remitted to the federal government. At the end of the third quarter of fiscal 2021, we had deferred tax payments of $11.8 million, which are included within other non-current liabilities on our consolidated balance sheets. The deferred tax payments will be repaid equally in calendar years 2021 and 2022. The CARES Act, along with other foreign government initiatives, also provides for job retention programs, which have allowed some of our businesses to receive payroll tax credits or subsidies during calendar year 2020.

Due to our ability to generate strong cash from operations and our borrowing capability under our committed revolving credit facility, we believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments for at least the next 12 months.

COVID-19 Consideration. While we believe we have adequate sources of liquidity to continue to fund our business for at least the next 12 months, the extent to which the ongoing COVID-19 pandemic may impact our results of operations or liquidity is uncertain. To date, we have experienced some delays in commercial construction projects and orders due to COVID-19. While the construction and construction-related industries are considered an "essential business or service" in most jurisdictions in which we operate, the uncertain economic environment has resulted in order delays and there have been instances of site closures and project delays. Increased social distancing and health-related precautions are required on many work sites, which have caused and may continue to cause additional project delays and additional costs to be incurred. Within the LSO segment, after being closed for most of the first and second quarters, we resumed normal operations at the segment's two manufacturing locations and most of our customer's retail locations continue to operate after being required to close earlier this year. We expect this global pandemic to continue to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. At this time, we do not expect that the impact from the coronavirus pandemic will have a significant effect on our liquidity. As demonstrated so far this fiscal year, we have taken steps to increase available cash on hand including, but not limited to, active working capital management and targeted reductions in discretionary operating expenses and capital expenditures. Given the continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the impact to our results of operations, liquidity or financial position. To the extent that our customers and suppliers are adversely impacted by the COVID-19 pandemic, this could reduce the availability, or result in delays, of materials or supplies, or delays in customer payments, which in turn could materially interrupt our business operations, thereby negatively affecting our results of operations, and/or impact our liquidity.

Off-balance sheet arrangements. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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
We have historically evaluated goodwill for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. In the third quarter of fiscal 2021, we changed the date of our annual goodwill impairment testing from our year-end to the first day in our fiscal fourth quarter. This change results in better alignment of the annual impairment testing with our strategic and annual planning processes. This change was determined to not be material and had no impact on our current or historical consolidated financial statements.

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

During the third quarter, we combined two reporting units into one reporting unit, following certain structural and leadership changes at the Company, specifically within the Architectural Framing Systems segment. Within this segment, as a result of integration efforts that are ongoing, leadership over our Tubelite and Alumicor reporting units has been combined and functional leaders in areas such as operations, sales, marketing and general and administrative areas are responsible for allocating resources and reviewing results of the combined business. The goodwill of these individual reporting units was aggregated to the combined reporting unit. We evaluated goodwill on a qualitative basis prior to and subsequent to this change and have concluded that no adjustment to the carrying value of goodwill was necessary as a result of this change. In addition, no qualitative indicators of impairment were identified during the third quarter, and therefore, no interim quantitative goodwill impairment evaluation was performed.

Indefinite-lived intangible assets
We hold intangible assets for certain acquired trade names and trademarks which are determined to have indefinite useful lives. Similar to the change in goodwill measurement date discussed above, we historically evaluated the reasonableness of the useful life and tested indefinite-lived intangible assets for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. In the third quarter of fiscal 2021, we changed the date of our annual impairment testing from our year-end to the first day in our fiscal fourth quarter.

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

Fair value is measured using the relief-from-royalty method. This method assumes the trade name or trademark has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from the asset. This method requires us to estimate the future revenue from the related asset, the appropriate royalty rate, and the weighted average cost of capital. The assessment of fair value involves significant judgment and projections about future performance. In determining the discounted future revenue in our fair value analysis, we used discount rates that are appropriate with the risks and uncertainties inherent in the respective businesses in the range of 10.9 percent to 11.5 percent, royalty rates of 1.5 to 2.0 percent, and a long-term growth rate of 3.0 percent. Based on our analysis at May 30, 2020, the fair value of each of our trade names exceeded its carrying amount and impairment was not indicated.

During the third quarter of fiscal 2021, no additional qualitative indicators of impairment were identified and therefore, no interim quantitative indefinite-lived intangible asset impairment evaluation was completed. We continue to conclude that the useful life of our indefinite-lived intangible assets is appropriate. If future revenue were to fall below forecasted levels or if market conditions were to decline in a material or sustained manner, due to COVID-19 or otherwise, impairment could be indicated on one or more of our indefinite-lived intangible assets.

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
b)Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 28, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The novel coronavirus (COVID-19) pandemic, efforts to mitigate the pandemic, and the related weakening economic conditions, have impacted our business and could have a significant negative impact on our operations, liquidity, financial condition and financial results
In the last quarter of our fiscal 2020, a novel strain of coronavirus, COVID-19, started to impact the global economic environment causing extreme volatility and uncertainty in global markets. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic and we started to see certain impacts to our business. This contagious disease outbreak, which continues to spread, and the related adverse public health developments, and government orders to "stay in place" have adversely affected work forces, economies and financial markets globally. Quarantines and "stay in place" orders, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to our supply chain or our customers, have adversely impacted our sales and operating results and have resulted in some project delays. In addition, the pandemic has contributed to an economic downturn that could affect the ability of our customers to obtain financing for projects and therefore impact demand for our products and services. Order lead times have been and could continue to be extended or delayed and our pricing or pricing of suppliers for needed materials could increase. Some materials, products or services critical to our operations may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing.

To date, we have experienced some delays in commercial construction projects and orders due to COVID-19. While the construction and construction-related industries are considered an "essential business or service" in most jurisdictions in which we operate, site closures or project delays have occurred and increased social distancing and health-related precautions are required on many work sites, which may cause additional project delays and additional costs to be incurred. Within the LSO segment, we also experienced the temporary closure of many of our customer's retail locations and we temporarily shut down our factories in this segment to comply with government "stay in place" orders. We may see additional temporary closures, which may lead to a future temporary shutdown of our LSO segment factories. We reopened our factories in the LSO segment during the second half of our second quarter.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
August 30, 2020 to September 26, 2020	14,113	$20.93	—	2,063,596
September 27, 2020 to October 24, 2020	419,388	25.62	412,214	1,651,382
October 25, 2020 to November 28, 2020	208,649	25.74	208,323	1,443,059
Total	642,150	$25.16	620,537	1,443,059

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
10.1
Transition Agreement between Apogee Enterprises, Inc. and Joseph F. Puishys, dated September 15, 2020. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2020)

10.2
Amendment No. 2 to Third Amended and Restated Credit Agreement dated as of November 6, 2020, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders referred to therein, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and U.S. Bank National Association, as Syndication Agent and Issuing Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2020)

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
101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of November 28, 2020 and February 29, 2020, (ii) the Consolidated Results of Operations for the three- and nine-months ended November 28, 2020 and November 30, 2019, (iii) the Consolidated Statements of Comprehensive Earnings for the three- and nine-months ended November 28, 2020 and November 30, 2019, (iv) the Consolidated Statements of Cash Flows for the nine-months ended November 28, 2020 and November 30, 2019, (v) the Consolidated Statements of Shareholders' Equity for the nine-months ended November 28, 2020 and November 30, 2019, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 7, 2021	By: /s/ Ty R. Silberhorn
Ty R. Silberhorn President and Chief Executive Officer (Principal Executive Officer)

Date: January 7, 2021	By: /s/ Nisheet Gupta
Nisheet Gupta Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)