Form 10-K
period 2021-02-27
APOGEE ENTERPRISES, INC.
filed 2021-04-22
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-K
 _________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 27, 2021

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
☒  Yes    ☐  No
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                 ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
As of August 28, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $560,000,000 (based on the closing price of $21.69 per share as reported on the NASDAQ Stock Market LLC as of that date).
As of April 20, 2021, 25,781,624 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Annual Report on Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Shareholders filed within 120 days of our fiscal year ended February 27, 2021 or will be included in an amendment to this Annual Report on Form 10-K filed within 120 days of February 27, 2021.

APOGEE ENTERPRISES, INC.
Annual Report on Form 10-K
For the fiscal year ended February 27, 2021

PART I
ITEM 1. BUSINESS

The Company
Apogee Enterprises, Inc. (Apogee, the Company or we) was incorporated under the laws of the State of Minnesota in 1949. We are a leader in the design and development of architectural building products and services.

Our Company has four reporting segments, with three of the segments serving the commercial construction market:
•The Architectural Framing Systems segment designs, engineers, fabricates and finishes aluminum window, curtainwall, storefront and entrance systems comprising the exterior of buildings. In fiscal 2021, this segment accounted for approximately 46 percent of our net sales.
•The Architectural Glass segment coats and fabricates, high-performance glass used in custom window and wall systems on commercial buildings. In fiscal 2021, this segment accounted for approximately 24 percent of our net sales.
•The Architectural Services segment integrates technical services, project management, and field installation services to design, engineer, fabricate, and install building glass and curtainwall systems. In fiscal 2021, this segment accounted for approximately 24 percent of our net sales.
•The Large-Scale Optical Technologies (LSO) segment manufactures value-added coated glass and acrylic products for custom framing, museum, and technical glass markets. In fiscal 2021, this segment accounted for approximately 6 percent of our net sales.

Strategy
Our strategy is to diversify revenue streams within the commercial construction industry, providing revenue growth and profit generation over an economic cycle, and utilize our capabilities to enter adjacent segments. We work to diversify end markets served through growth from new geographies, new products and new market segments, while working to improve margins through productivity, integration, project selection and rigorous cost management.

In an effort to drive growth and reduce our exposure to the cyclical nature of the large-building segment of the commercial construction industry, we are working to expand our capabilities to serve small- and mid-sized projects across our architectural segments and working to expand our North American geographic reach.

Specifically over the past fiscal year, in the Architectural Framing Systems segment, our focus was to drive margin improvement through increased productivity, cost management, integration, supply chain optimization, and new product development. In the Architectural Glass segment, we began operation of our new fabrication facility designed to serve small-sized and quick-turn projects in Dallas, Texas. In the Architectural Services segment, our emphasis is to generate consistent margins through focused project selection and execution, while continuing to deliver long-term organic growth through targeted geographic expansion.

Within the LSO segment, we are working to grow in new channels, markets and geographies that desire the value-added properties that our glass and acrylics products provide.

Across all our segments, we regularly evaluate business development opportunities in adjacent sectors that will complement our existing portfolio. Finally, we are constantly working to improve the efficiency and productivity of our operations by implementing continuous improvement, lean manufacturing principles and automation where we can achieve solid return on investment.

Products and Services
Architectural Framing Systems, Architectural Glass and Architectural Services segments
These three segments serve the commercial construction industry and participate in various phases of the value stream to design, engineer, fabricate and install custom glass and aluminum window, curtainwall, storefront and entrance systems comprising the exterior of buildings, primarily in the commercial, institutional and multi-family residential construction sectors.

Within our Architectural Framing Systems segment, we design, engineer and fabricate aluminum window, curtainwall, storefront and entrance systems. We also extrude aluminum and provide finishing services for metal components used in a variety of building materials applications, as well as plastic components for other markets.

In our Architectural Glass segment, we fabricate coated glass and apply high-performance coatings to uncoated glass to create a variety of aesthetic characteristics, unique designs and energy-efficient qualities. We also laminate and temper layers of glass and vinyl for protection and strength against hazards such as severe weather and blasts. Much of our high-performance glass is made-to-order and is typically fabricated into insulating and/or laminated glass units for window, curtainwall, storefront or entrance systems.

Our Architectural Services segment delivers value by integrating technical capabilities, project management skills and field installation services, to provide design, engineering, fabrication and installation services for the exteriors of commercial buildings. Our ability to efficiently design high-quality window and curtainwall systems and effectively manage the installation of building façades enables our customers to meet schedule and cost requirements of their projects.

Our product and service offerings across these architectural segments allow architects to create distinctive looks for buildings such as office towers, hotels, education and athletic facilities, health care facilities, government buildings, retail centers, mixed use and multi-family residential buildings, while also meeting functional requirements such as energy efficiency, hurricane, blast and other impact resistance and/or sound control.

Many of our architectural products and services help architects, developers, and building owners achieve their energy-efficiency and sustainability goals, by improving energy performance, thereby reducing greenhouse gas emissions, providing daylight and natural ventilation, and increasing comfort and safety for occupants. These products include high-performance thermal framing systems, energy efficient glass coatings, and sun control products such as sunshades and light shelves. Many of our framing systems products can be specified with recycled aluminum content and utilize environmentally friendly anodize and paint finishes. In addition, we offer a wide range of renovation solutions to help modernize aging buildings, providing significantly improved energy performance, while preserving historically accurate aesthetics.

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

Product Demand and Distribution Channels
Architectural Framing Systems, Architectural Glass and Architectural Services segments
Demand for the products and services offered by our architectural segments is affected by changes in the North American commercial construction industry, as well as by changes in general economic conditions. Additionally, the Architectural Glass segment has Brazilian operations which are impacted by Brazil's commercial construction industry and general economic conditions.

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

Our architectural products and services are used in subsets of the construction industry differentiated by the following types of factors:

•Building type - Our products and services are primarily used in commercial buildings (office buildings, hotels and retail centers), institutional buildings (education facilities, health care facilities and government buildings), and multi-family residential buildings (a subset of residential construction).

•Level of customization - Many of our projects involve a high degree of customization, as the product or service is designed to meet customer-specified requirements for aesthetics, performance and size, and local building codes.

•Customers and distribution channels - Our customers are mainly glazing subcontractors and general contractors, with project design being influenced by architects and building owners. Our high-performance architectural glass is primarily sold using both a direct sales force and independent sales representatives. Our installation services are sold by a direct sales force in certain metropolitan areas in the U.S. Our window, curtainwall, storefront and entrance systems are sold using a combination of direct sales forces, independent sales representatives and distributors.

•Geographic location - We primarily supply architectural glass products and aluminum framing systems, including window, curtainwall, storefront and entrance systems, to customers in North America. We are one of only a few architectural glass installation service companies in the U.S. to have a national presence and we have the ability to provide remote installation project management throughout the U.S. Our Architectural Glass segment also supplies architectural glass products to customers in Brazil and certain other international locations.

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

Competitive Conditions
Architectural Framing Systems, Architectural Glass and Architectural Services segments
The North American commercial construction market is highly fragmented. Competitive factors include price, product quality, product attributes and performance, reliable service, on-time delivery, lead-time, warranty and the ability to provide project management, technical engineering and design services. To protect and enhance our competitive position, we maintain strong relationships with building owners and architects, who influence the selection of products and services on a project, and with general contractors, who initiate projects and develop specifications.

There is a great deal of competition in the North American commercial window and storefront manufacturing industry, and our Architectural Framing Systems segment competes against several national, regional and local aluminum window and storefront manufacturers, as well as regional paint and anodizing finishing companies. Our businesses compete by providing high-quality products, innovation, reliable on-time delivery and short lead times.

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
Within the Architectural Framing Systems segment, LINETEC®, WAUSAU WINDOW AND WALL SYSTEMS®, TUBELITE®, ADVANTAGE BY WAUSAU®, 300ES®, FINISHER OF CHOICE®, THERML=BLOCK®, MAXBLOCK®,

DFG®, ECOLUMINUM®, ALUMINATE®, GET THE POINT!®, FORCEFRONT®, SOTAWALL®, SOTA®, HYBRID-WALL®, EFCO®, TERRASTILE®, THERMASTILE®, TRIPLE SET®, ULTRADIZE®, ULTRAFLUR®, ULTRALINE®, ULTRAPON® and XTHERM® are registered trademarks. CUSTOM WINDOW™, INVENT™, INVENT.PLUS™, INVENT RETRO™, INVISION™, CLEARSTORY™, EPIC™, HERITAGE™, VISULINE™, SEAL™, SUPERWALL™, CROSSTRAK™, HP-Wall™, VersaTherm™, E-Strut™, E-Shade™, E-Lite™, Series 960 Wall™, Durastile™ and X Force™ are unregistered trademarks. ALUMICOR™, BUILDING EXCELLENCE™, TerraPorte 7600 Out-Swing accessABLE™, ThermaSlide™ 7000, Integra 6000™, ThermaSlide™ and SecureSash™ are unregistered trademarks in Canada.
Within the Architectural Glass segment, VIRACON®, DIGITALDISTINCTIONS®, ROOMSIDE®, GLASS IS EVERYTHING®, CLEARPOINT®, CYBERSHIELD®, STORMGUARD®, ACCELERATING YOUR ARCHITECTURAL GLASS®, VELOCITY, AN APOGEE COMPANY® and VTS® are registered trademarks. VIRASPAN™ is an unregistered trademark. In addition, GLASSECVIRACON®, GLASSEC®, INSULATTO® and GV PRIME® are registered trademarks in Brazil.
Within the Architectural Services segment, HARMON®, H DESIGN®, HARMON GLASS®, HI-7000®, and BUILDING TRUST IN EVERYTHING WE DO® are registered trademarks. UCW-8000™, HI-8500™, HI-9000™, SMU-6000™ and HPW-250™ are unregistered trademarks.
Within the LSO segment, TRU VUE®, CONSERVATION CLEAR®, CONSERVATION REFLECTION CONTROL®, ULTRAVUE®, MUSEUM GLASS®, OPTIUM®, PREMIUM CLEAN®, REFLECTION CONTROL®, AR REFLECTION-FREE®, OPTIUM ACRYLIC®, OPTIUM MUSEUM ACRYLIC®, CONSERVATION MASTERPIECE®, CONSERVATION MASTERPIECE ACRYLIC®, TRU VUE AR®, STATICSHIELD®, TRULIFE®, and VISTA AR® are registered trademarks. TRULIFE INFINITY FRAME™, PREMIUM CLEAR™, THE DIFFERENCE IS CLEAR™ and TRU FRAMEABLE MOMENTS™ are unregistered trademarks and TRUBARRIER™ is pending federal registration.

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

Backlog
Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which may be expected to be recognized as revenue in the future. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. In addition to backlog, we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog. We have good visibility beyond backlog, as projects awarded, verbal commitments and bidding activities are not included in backlog.

Architectural Framing Systems segment backlog as of year-end was $411.3 million, compared to $429.6 million at the end of the prior year, reflecting a decline in order volume. We expect approximately 60 percent of the backlog in this segment to be fulfilled in fiscal 2022, with the remainder expected to be filled in fiscal 2023 and beyond; however, the timing of backlog may be impacted by project delays.

Architectural Glass segment backlog as of year-end was $43.5 million, net of intersegment eliminations, compared to $31.0 million at the end of the prior year, due to extended lead times and order activity. We expect this backlog to be fulfilled in fiscal 2022.

Backlog in the Architectural Services segment as of year-end was $570.9 million, compared to $659.7 million at the end of the prior year, due to timing of firm orders, signed contracts and the broader industry slow-down that occurred in fiscal 2021. We expect approximately 50 percent of the backlog in this segment to be filled during fiscal 2022, with the remainder expected to be filled in fiscal 2023 and beyond; however, the timing of backlog may be impacted by project delays.

Backlog is not a significant metric for the LSO segment, as orders are typically booked and billed within a short time-frame.

Compliance with Government Regulations
We are subject to extensive regulation under environmental and occupational safety and health laws and regulations in the United States and in other countries in which we operate. These laws and regulations relate to, among other things, our use and storage of hazardous materials in our manufacturing operations and associated air emissions and discharges to surface and underground waters. We have several continuing programs designed to ensure compliance with foreign, federal, state and local environmental and occupational safety and health laws and regulations. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that enable us to properly manage the regulated materials used in and wastes created by our manufacturing processes. We believe we are currently in material compliance with all such laws and regulations. While we will continue to incur costs for compliance with government regulations for our ongoing operations, we do not expect these to have a material effect upon our capital expenditures, earnings or competitive position. At one manufacturing facility in our Architectural Framing Systems segment, we are continuing to work to remediate historical environmental impacts. These remediation activities are being conducted without significant disruption to our operations.

Impact of COVID-19 on Our Business
The ongoing COVID-19 pandemic continues to cause uncertainty in global markets. During fiscal 2021, we experienced delays in commercial construction projects and orders because of COVID-19 and other disruptions to our business, including various physical distancing and health-related precautions, and we were required to close operations at two facilities in our LSO segment for a portion of the year due to governmental orders. Earlier in the pandemic, we were impacted by quarantine-related absenteeism among our production workforce, resulting in labor constraints at some of our facilities. While our efforts to mitigate the impacts of the pandemic have evolved positively, the extent to which COVID-19 will continue to impact our business will depend in part on the effectiveness of ongoing public health initiatives, which have been buoyed by vaccine production and distribution.

In response to this pandemic, we took several cost actions, including a merit and hiring freeze, temporary pay reductions, temporary suspension of the Company's 401(k) matching program, and made short term reductions in capital expenses, while emphasizing spending controls across the company. These temporary cost actions were mostly lifted during the fourth quarter of fiscal 2021.

Human Capital Resources
The Company had approximately 6,100 employees on February 27, 2021, down from 7,200 employees on February 29, 2020. As of February 27, 2021, approximately 560 of these employees were represented by U.S. labor unions.

Competition for qualified employees in the markets and industries in which we operate is strong, and the success of our Company depends on our ability to attract, select, develop and retain a productive and engaged workforce. Investing in our employees and their well-being, offering competitive compensation and benefits, promoting diversity and inclusion, and adopting positive human capital management practices are critical components of our corporate strategy.

Health, Wellness and Safety
The safety of our employees is integral to our Company. Providing a safe and secure work environment is one of our highest priorities and we devote significant time and resources to workplace safety. Our safety program is directed by our Risk Roundtable, comprised of safety leaders from across our Company. This group meets quarterly to review safety performance, share best practices, set goals and objectives for the organization, and plan safety culture assessments. In support of our safety efforts, we identify, assess and investigate incidents and injury data, and each year set goals to improve key safety performance indicators. We train, promote, consult and communicate with our workforce during this process.

We offer a comprehensive health and wellness program for our employees. In addition to standard health programs including medical insurance and preventive care, we have a variety of resources available to employees relating to physical and mental wellness.

The COVID-19 pandemic has magnified the importance of keeping our employees safe and healthy. In response to the pandemic, we have taken actions consistent with recommendations of the U.S. Centers for Disease Control and Prevention to protect our workforce. We will continue to emphasize the health and safety of our employees going forward.

Diversity, Equity and Inclusion
Our diversity, equity and inclusion program promotes a workplace where each employee’s abilities are recognized, respected, and utilized to further the Company’s goals. Our aim is to create an environment where people feel included as a part of a team because of their diversity of outlooks, perspectives, and characteristics, which ultimately adds value for our company. We strive to create a culture of inclusion, reduce bias in our talent practices, and invest in and engage with our communities. We conduct diversity and code of conduct trainings with employees and managers to promote an inclusive and diverse workplace, where all individuals feel respected and part of a team regardless of their race, national origin, ethnicity, gender, age, religion, disability, sexual orientation or gender identity.

Talent Management and Development
Our talent management program is focused on developing employees and leaders to meet the Company’s evolving needs. Managers actively engage with their employees to provide coaching and feedback and identify training and development opportunities to improve performance in the employee’s current role and to position the employee for future growth. Training and development opportunities include new-hire training, job specific training, stretch assignments, and safety training. The company also offers leadership development opportunities, such as our Apogee Leadership Program, along with technical training for engineers, designers and sales staff. In addition, the company offers an education assistance program in which certain eligible employees receive tuition reimbursement to help defray the costs associated with their continuing education. Our executive leadership and Human Resources teams regularly conduct talent reviews and succession planning to assist with meeting critical talent and leadership needs.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Positions with Apogee Enterprises and Past Experience
Ty R. Silberhorn	53
Chief Executive Officer of the Company since January 2021. Prior to joining the Company, Mr. Silberhorn worked for 3M, a diversified global manufacturer and technology company, most recently serving as Senior Vice President of 3M's Transformation, Technologies and Services from April 2019 through December 2020. Prior to this position and since 2001, he held several 3M global business unit leadership roles, serving as Vice President and General Manager for divisions within Safety & Industrial, Transportation & Electronics, and the Consumer business groups.

Curtis Dobler	55	Executive Vice President and Chief Human Resources Officer since April 2019. Executive Vice President and Chief Human Resources Officer at Associated Materials, Inc., a manufacturer and distributor of exterior residential building products, from 2015 through 2019.
Meghan M. Elliott	44	Vice President, General Counsel and Secretary of the Company since June 2020. Prior to this role, Ms. Elliot served as Assistant General Counsel for the Company since 2014.
Nisheet Gupta	46
Executive Vice President and Chief Financial Officer of the Company since June 2020. Prior to joining the Company, Mr. Gupta served Vice President of Global Finance Operations at Land O’Lakes, a leading agribusiness and food company, since 2017. Prior to joining Land O’ Lakes, Mr. Gupta worked at Diebold Nixdorf, a banking solutions and retail technology systems company, as Vice President, Finance, Global Transformation from 2016 to 2017, Vice President, Finance and Chief Financial Officer, International from 2014 to 2016 and in various roles of increasing responsibility in Diebold Nixdorf’s financial organization, from 2011 to 2014.

Maureen Hayes	58	Chief Information Officer of the Company since 2012.
Gary R. Johnson	59	Senior Vice President of the Company since 2018, Treasurer and Vice President since 2001 and an employee of the Company since 1995.
Greg J. Sachs	51
Chief Procurement Officer of the Company since January 2020. Prior to joining the Company, Mr. Sachs served as Chief Procurement Officer at Resideo Technologies, Inc., a provider of critical comfort, residential thermal solutions and security solutions, from 2018 through 2020, and previously worked for Honeywell International, Inc. as Chief Procurement Officer from 2016 through 2018 and as Global Vice President of Sourcing from 2014 through 2016.

ITEM 1A. RISK FACTORS

Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or our other filings with the Securities and Exchange Commission, could have a material adverse impact on our business, financial condition or results of operations.

COVID-19 Pandemic Risks

The novel coronavirus (COVID-19) pandemic, efforts to mitigate the pandemic, and the related weakening economic conditions, have impacted our business and could have a significant negative impact on our operations, liquidity, financial condition and financial results
In early 2020, a novel strain of coronavirus, COVID-19, started to impact the global economic environment causing extreme volatility and uncertainty in global markets. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic and we started to see certain impacts to our business. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, and government orders to "stay in place," have adversely affected work forces, economies and financial markets globally. Quarantines and "stay in place" orders, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to our supply chain or to our customers, have adversely impacted our sales and operating results and have resulted in some continued project delays. In addition, the pandemic contributed to an economic downturn that could affect the ability of our customers to obtain financing for projects, which could therefore impact demand for our products and services. Order lead times could be extended or delayed and our pricing or pricing by our suppliers for needed materials could increase. Some critical materials, products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing.

To date, we have experienced delays in commercial construction projects due to COVID-19. While the construction and construction-related industries are considered an "essential service" in most jurisdictions in which we operate, site closures or project delays have occurred and increased social distancing and health-related precautions are required on many work sites, which may cause additional project delays and additional costs to be incurred. Within the LSO segment, we also experienced the temporary closure of many of our customer's retail locations. We also were required temporarily to shut down our factories in this segment to comply with government "stay in place" orders.

We expect this global pandemic to continue to have an impact on our future revenue and results of operations, the size and duration of which we are currently unable to predict. The global outbreak of COVID-19 continues to evolve rapidly. The extent to which COVID-19 will impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate severity and spread of the disease, the intensity and duration of outbreaks, travel restrictions and social distancing requirements in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain, treat and eradicate the disease.

Given the speed and frequency of continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the impact to our future results of operations, liquidity or financial position. To the extent that our customers and suppliers are adversely impacted by the COVID-19 outbreak, this could reduce the availability, or result in delays, of materials or supplies, or delays in customer payments, which in turn could materially interrupt our business operations and/or impact our results of operations and liquidity.

Market and Industry Risks

North American and global economic and industry-related business conditions materially affect our sales and results of operations
Our Architectural Framing Systems, Architectural Glass and Architectural Services segments are significantly influenced by North American economic conditions and the cyclical nature of the North American commercial construction industry. The commercial construction industry is impacted by macroeconomic trends, such as availability of credit, employment levels, consumer confidence, interest rates and commodity prices. In addition, changes in architectural design trends, demographic trends, and/or remote work trends could negatively impact demand for our products. To the extent changes in these factors negatively impact the overall commercial construction industry, our revenue and profits could be significantly reduced.

Our LSO segment primarily depends on the strength of the retail custom picture framing industry. This industry is dependent on consumer confidence and the conditions of the U.S. economy. A decline in consumer confidence, whether as a result of an economic slowdown (due to COVID-19 concerns discussed above or otherwise), uncertainty regarding the future or other factors, could result in a decrease in net sales and operating income of this segment.

Global instability and uncertainty arising from events outside of our control, such as significant natural disasters, political crises, public health crises and pandemics, and/or other catastrophic events could materially affect our results of operations
Natural disasters, political crises, public health crises, such as the current COVID-19 pandemic, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend, have broader adverse impacts on the commercial construction market, consumer confidence and spending, and/or impact both the well-being of our employees and our ability to operate our facilities. These types of disruptions or other events outside of our control could affect our business negatively, cause delays or cancellation of commercial construction projects or cause us to temporarily close our facilities, harming our operating results. In addition, if any of our facilities, including our manufacturing, finishing or distribution facilities, or the facilities of our suppliers, third-party service providers, or customers, is affected by natural disasters, political crises, public health crises, or other catastrophic events or events outside of our control, our business and operating results could suffer.

New competitors or specific actions of our existing competitors could materially harm our business
We operate in competitive industries in which the actions of our existing competitors or new competitors could result in loss of customers and/or market share. Changes in our competitors' products, prices or services could negatively impact our share of demand, net sales or margins.

Our Architectural Framing Systems and Architectural Glass segments have seen an increase in imports of products into the U.S. from international suppliers due to the relative strength of the U.S. dollar. If foreign imports occur at increased levels for extended periods of time, our net sales and margins in those segments could be negatively impacted.

Our LSO segment competes with several international specialty glass manufacturers and international and domestic acrylic suppliers. If these competitors are able to successfully improve their product attributes, service capabilities and production capacity and/or increase their sales and marketing focus in the U.S. custom picture framing market, this segment's net sales and margins could be negatively impacted.

Our customer dependence in the LSO segment creates a significant risk of reduced demand for our products
The LSO segment is highly dependent on a relatively small number of customers for its sales, while working to grow in new markets and with new customers. Accordingly, loss of a significant customer, a significant reduction in pricing, or a shift to a less favorable mix of value-added picture framing glass or acrylic products for one or more of those customers could materially reduce LSO net sales and operating results. Many customers in this segment temporarily closed retail outlets, during a portion of fiscal 2021, as a result of "stay in place" orders within the United States, resulting in reduced demand for our product. We are unable to estimate the severity or longer-term impact resulting from this COVID-19 pandemic on our business in this segment.

Operational Risks

If we are not able effectively to utilize and manage our manufacturing capacity, our results of operations will be negatively affected
Near-term performance depends, to a significant degree, on our ability to provide sufficient available capacity and appropriately utilize existing production capacity. The failure to successfully maintain existing capacity, or manage unanticipated interruptions in production, successfully implement planned capacity expansions, and/or make timely investments in additional physical capacity and supporting technology systems could adversely affect our operating results.

Loss of key personnel and inability to source sufficient labor could adversely affect our operating results
Our success depends on the skills of the Company's leadership, construction project managers and other key technical personnel, and our ability to secure sufficient manufacturing and installation labor. In recent years, strong residential and commercial construction and low U.S. unemployment has caused increased competition for experienced construction project managers and other labor. If we are unable to retain existing employees, provide a safe and healthy working environment, and/or recruit and train additional employees with the requisite skills and experience, our operating results could be adversely impacted.

If we are unable to manage our supply chain effectively, including availability and price of materials used in our products, our results of operations will be negatively affected
Our Architectural Framing Systems and Architectural Services segments use aluminum as a significant input to their products. While we structure many of our supply agreements in a way to moderate the effects of fluctuations in the market for raw aluminum and we endeavor to adjust our pricing to offset potential impacts, operating results could be negatively impacted by price movements in the market for raw aluminum. In recent years, we have seen increased volatility in the price of aluminum that we purchase from both domestic and international sources. Due to our Architectural Framing Systems segment presence in Canada, we have significant cross-border activity, as our Canadian businesses purchase inputs from U.S.-based suppliers and sell to U.S.-based customers.  A significant change in U.S. trade policy with Canada could, therefore, have an adverse impact on our net sales and operating results.

Our Architectural Glass and LSO segments use raw glass as a significant input to their products. We periodically experience a tighter supply of raw glass when there is growth in automotive manufacturing and residential and non-residential construction. Failure to acquire a sufficient amount of raw glass on terms as favorable as current terms, including as a result of a significant unplanned downtime or shift in strategy at one or more of our key suppliers, could negatively impact our operating results.

Our suppliers are subject to the fluctuations in general economic cycles. Global economic conditions may impact their ability to operate their businesses, including recent impacts from the evolving COVID-19 pandemic. They may also be impacted by the increasing costs or availability of raw materials, labor and distribution, resulting in demands for less attractive contract terms or an inability for them to meet our requirements or conduct their own businesses. The performance and financial condition of one or more suppliers may cause us to alter our business terms or to cease doing business with a particular supplier or suppliers, or change our sourcing practices generally, which could in turn adversely affect our business and financial condition.

If we encounter problems with distribution, our ability to deliver our products to market could be adversely affected. Our operations are vulnerable to interruptions in the event of work stoppages, whether due to health concerns, such as COVID-19 or otherwise, labor disputes or shortages, and natural disasters that may affect our distribution and transportation to job sites. Moreover, our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to data and system security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. If we encounter problems with our distribution systems, our ability to meet customer and consumer expectations, manage inventory, manage transportation-related costs, complete sales and achieve operating efficiencies could be adversely affected.

Product quality issues and product liability claims could adversely affect our operating results
We manufacture and/or install a significant portion of our products based on the specific requirements of each customer. We believe that future orders of our products or services will depend on our ability to maintain the performance, reliability, quality and timely delivery standards required by our customers. We have in the past and are currently subject to product liability and warranty claims, including certain legal claims related to a commercial sealant product formerly incorporated into our products. If our products have performance, reliability or quality problems, or products are installed using incompatible glazing materials or installed improperly (by us or a customer), we may experience additional warranty expense; reduced or canceled orders; higher manufacturing or installation costs; or delays in the collection of accounts receivable. Additionally, product liability and warranty claims, including relating to the performance, reliability or quality of our products and services, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages that could negatively impact our operating results. There is also no assurance that the number and value of product liability and warranty claims will not increase as compared to historical claim rates, or that our warranty reserve at any particular time is sufficient. No assurance can be given that coverage under insurance policies, if applicable, will be adequate to cover future product liability claims against us. If we are unable to recover on an insurance claims, in whole or in part, or if we exhaust our available insurance coverage at some point in the future, then we might be forced to expend legal fees and settlement or judgment costs, which could negatively impact our profitability, results of operations, cash flows and financial condition.

Project management and installation issues could adversely affect our operating results
Some of our segments are awarded fixed-price contracts that include material supply and installation services. Often, bids are required before all aspects of a construction project are known. An underestimate in the amount of labor required and/or cost of materials for a project; a change in the timing of the delivery of product; system design errors; difficulties or errors in execution; or significant project delays, caused by us or other trades, could result in failure to achieve the expected results. Any one or more of such issues could result in losses on individual contracts that could negatively impact our operating results.

Risks related to acquisitions and integration activities could adversely affect our operating results
We have completed and may complete additional acquisitions in the future to accelerate the execution of our growth strategies, including new geographies, adjacent market sectors and new product introductions. There are risks inherent in completing acquisitions, including:
•diversion of management’s attention from existing business activities;
•difficulties or delays in integrating and assimilating information and financial systems, operations and products of an acquired business or other business venture or in realizing projected efficiencies, growth prospects, cost savings and synergies;
•potential loss of key employees, customers and suppliers of the acquired businesses or adverse effects on relationships with existing customers and suppliers;
•adverse impact on overall profitability if the acquired business does not achieve the return on investment projected at the time of acquisition; and
•with respect to the acquired assets and liabilities, inaccurate assessment of additional post-acquisition capital investments; undisclosed, contingent or other liabilities; problems executing backlog of material supply or installation projects; unanticipated costs; and an inability to recover or manage such liabilities and costs.
If one or more of these risks were to arise in a material manner, our operating results could be negatively impacted.

Difficulties in maintaining our information technology systems, and potential security threats, could negatively affect our operating results and/or our reputation
Our operations are dependent upon various information technology systems that are used to process, transmit and store electronic information, and to manage or support our manufacturing operations and a variety of other business processes and activities. We could encounter difficulties in maintaining our existing systems, and developing and implementing new systems. Such difficulties could lead to disruption in business operations and/or significant additional expenses that could adversely affect our results.

Additionally, information technology security threats are increasing in frequency and sophistication. Our information technology and Internet based systems have been in the past, and may be in the future, subject to attempts to gain unauthorized access, breach, malfeasance or other system disruptions, none of which have been material to us to date. These threats pose a risk to the security of our systems and networks, and the confidentiality, availability and integrity of our data. Should such an attack succeed, it could lead to the compromise of confidential information, manipulation and destruction of data and product specifications, production downtimes, disruption in the availability of financial data, or misrepresentation of information via digital media. The occurrence of any of these events could adversely affect our reputation and could result in litigation, regulatory action, project delay claims, and increased costs and operational consequences of implementing further data protection systems.

Violations of legal and regulatory compliance requirements, including environmental laws, and changes in existing legal and regulatory requirements, may have a negative impact on our business and results of operations.
We are subject to a legal and regulatory framework imposed under federal and state laws and regulatory agencies, including laws and regulations that apply specifically to U.S. public companies and laws and regulations applicable to our manufacturing and construction site operations. Our efforts to comply with evolving laws, regulations, and reporting standards may increase our general and administrative expenses, divert management time and attention, or limit our operational flexibility, all of which could have a material adverse effect on our business, financial position, and results of operations. Additionally, new laws, rules, and regulations, or changes to existing laws or their interpretations, could create added legal and compliance costs and uncertainty for us.

We use hazardous materials in our manufacturing operations, and have air and water emissions that require controls. Accordingly, we are also subject to federal, state and local environmental laws and regulations, including those governing the storage and use of hazardous materials and disposal of wastes. A violation of such laws and regulations, or a release of such substances, may expose us to various claims, including claims by third parties, as well as remediation costs and fines.

Financial Risks

Due to our self-insurance programs, we may have a material adverse effect on our operating results in the event of a material product liability claim
We obtain third-party insurance to provide coverage for potential risk in areas such as employment practices, workers' compensation, directors and officers, automobile, architect's and engineer's errors and omissions, product rework and general liability, as well as medical insurance and various other coverages. However, we retain a high amount of risk on a self-insured basis, partially through our wholly-owned insurance subsidiary. Therefore, a material architectural product liability event could have a material adverse effect on our operating results.

Foreign currency effects could negatively affect our sales and operating income
When the U.S. dollar strengthens against foreign currencies, imports of products into the U.S. produced by international competitors become more price competitive and exports of our U.S.-fabricated products become less price competitive. If we are not able to counteract these types of price pressures through superior quality and service, our net sales and operating income could be negatively impacted. Additionally, our international subsidiaries report their results of operations and financial position in their relevant functional currencies (local country currency), which are then translated into U.S. dollars. As the relationship between these currencies and the U.S. dollar changes, there could be a negative impact on our reported results and financial position.

Results can differ significantly from our expectations and the expectations of analysts, which could have an adverse affect on the market price of our common stock
Our sales and earnings guidance and resulting external analyst estimates are largely based on our view of our business and the broader commercial construction market. Further, there is additional risk in our ability to accurately forecast and provide guidance in the current environment, given the evolving conditions as a result of the COVID-19 pandemic and related economic downturn. Failure to meet our guidance or analyst expectations for net sales and earnings would have an adverse impact on the market price of our common stock.

We may experience further impairment of our goodwill and indefinite-lived intangible assets, in the future, which could adversely impact our financial condition and results of operations
Our assets include a significant amount of goodwill and indefinite-lived intangible assets. We evaluate goodwill and indefinite-lived intangible assets for impairment annually in our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. The assessment of impairment involves significant judgment and projections about future performance.

Based on our analysis performed in the fourth quarter of fiscal 2021, we determined impairment of goodwill at two of our reporting units within the Architectural Framing Systems segment, EFCO and Sotawall, and we determined impairment of the EFCO tradename. As a result, we recorded a goodwill impairment expense of $63.8 million and an indefinite-lived intangible asset impairment expense of $6.3 million. Refer to additional information included within Notes 1 and 6 to the Financial Statements contained in Item 8 within this Annual Report on Form 10-K.

The discounted cash flow projections and revenue projections used in these analyses are dependent upon achieving forecasted levels of revenue and profitability. If revenue or profitability were to fall below forecasted levels, or if market conditions were to decline in a material or sustained manner, further impairment could be indicated at these or our other reporting units and we could incur an additional non-cash impairment expense that would negatively impact our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table lists, by segment, the Company's major properties as of February 27, 2021.

Property Location	Owned/ Leased	Function
Architectural Framing Systems segment
Wausau, WI	Owned	Manufacturing/Administrative
Stratford, WI	Owned	Manufacturing
Reed City, MI	Owned	Manufacturing
Walker, MI	Leased	Manufacturing/Administrative
Dallas, TX	Leased	Manufacturing
Toronto, ON Canada	Leased	Manufacturing/Warehouse/Administrative
Brampton, ON Canada	Leased	Manufacturing/Warehouse/Administrative
Monett, MO	Owned	Manufacturing/Warehouse/Administrative
Architectural Glass segment
Owatonna, MN	Owned	Manufacturing/Administrative
Statesboro, GA	Owned	Manufacturing/Warehouse
Dallas, TX	Leased	Manufacturing/Warehouse
Nazaré Paulista, Brazil	Owned(1)	Manufacturing/Administrative

Property Location	Owned/ Leased	Function
Architectural Services segment
Minneapolis, MN	Leased	Administrative
West Chester, OH	Leased	Manufacturing
Mesquite, TX	Leased	Manufacturing
Glen Burnie, MD	Leased	Manufacturing
Orlando, FL	Leased	Manufacturing
LSO segment
McCook, IL	Leased	Manufacturing/Warehouse/Administrative
Faribault, MN	Owned	Manufacturing/Administrative
Other
Minneapolis, MN	Leased	Administrative
(1)This is an owned facility; however, the land is leased from the city.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply and services industry, the Company is routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. We have in the past and are currently subject to product liability and warranty claims, including certain legal claims related to a commercial sealant product formerly incorporated into our products. The Company is also subject to litigation arising out of areas such as employment practices, workers compensation and general liability matters. Although it is very difficult to accurately predict the outcome of any such proceedings, facts currently available indicate that no matters will result in losses that would have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Apogee common stock is traded on the NASDAQ Stock Market under the ticker symbol "APOG". As of April 7, 2021, there were 1,136 shareholders of record and 9,112 shareholders for whom securities firms acted as nominees.

Dividends
Quarterly, the Board of Directors evaluates declaring dividends based on operating results, available funds and the Company's financial condition. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly and annual cumulative cash dividends per share for the past three fiscal years.

Fiscal Year	First	Second	Third	Fourth	Total
2021	$0.1875	$0.1875	$0.1875	$0.2000	$0.7625
2020	0.1750	0.1750	0.1750	0.1875	0.7125
2019	0.1575	0.1575	0.1575	0.1750	0.6475

Purchases of Equity Securities by the Company
The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
November 29, 2020 through December 26, 2020	—	$—	—	1,443,059
December 27, 2020 through January 23, 2021	167,567	37.44	160,139	1,282,920
January 24, 2021 through February 27, 2021	197,680	37.08	165,536	1,117,384
Total	365,247	$37.22	325,675	1,117,384
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

Comparative Stock Performance
The graph below compares the cumulative total shareholder return on a $100 investment in our common stock for the last five fiscal years with the cumulative total return on a $100 investment in the Russell 2000 Index, a broad equity market index, and the Standard & Poor's Small Cap 600 Growth Index, an index that includes companies of similar market capitalization. The graph assumes an investment at the close of trading on February 26, 2016, and also assumes the reinvestment of all dividends.

Comparative Stock Performance
Five-Year Cumulative Total Return
February 26, 2016 to February 27, 2021

240
220
200
180
160
140
120
100
80
60
Index Value
2016
2017
2018
2019
2020
2021
Fiscal Year
Apogee
S&P Small Cap 600
Russell 2000

	2016	2017	2018	2019	2020	2021
Apogee	$100.00	$149.31	$114.13	$94.99	$81.14	$103.58
S&P Small Cap 600 Growth Index	100.00	131.15	147.36	158.24	147.84	217.10
Russell 2000 Index	100.00	136.51	151.95	159.67	150.44	227.16

We selected the Standard & Poor's Small Cap 600 Growth Index as an index of companies with similar market capitalization because we are unable to identify a peer group of companies similar to us in size and scope of business activities or a widely recognized published industry index that accurately reflects our diverse business activities. Most of our direct competitors in our various business units are either privately owned or divisions of larger, publicly owned companies.

ITEM 6. SELECTED FINANCIAL DATA

The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report on Form 10-K, and our consolidated financial statements and related notes, included in Item 8 of this Annual Report on Form 10-K.

	Fiscal Year
(In thousands, except per share data and percentages)	2021(1)	2020	2019	2018(2)	2017(3)(4)
Results of Operations Data
Net sales	$1,230,774	$1,387,439	$1,402,637	$1,326,173	$1,114,533
Gross profit	275,689	318,959	293,565	333,518	292,023
Operating income	25,527	87,848	67,284	114,284	122,225
Net earnings	15,436	61,914	45,694	79,488	85,790
Earnings per share - basic	0.59	2.34	1.64	2.79	2.98
Earnings per share - diluted	0.59	2.32	1.63	2.76	2.97
Cash dividends per share	0.7625	0.7125	0.6475	0.5775	0.5150
Balance Sheet Data
Total assets	1,015,099	1,128,991	1,068,168	1,022,320	784,658
Long-term debt	165,000	217,900	245,724	215,860	65,400
Shareholders' equity	492,745	516,778	496,317	511,355	470,577
Other Data
Gross profit as a percentage of sales	22.4%	23.0%	20.9%	25.1%	26.2%
Operating income as a percentage of sales	2.1%	6.3%	4.8%	8.6%	11%
Return on average invested capital(5)	2.6%	8.4%	5.6%	9.3%	14.3%
(1)Includes $70.1 million impairment expense on goodwill and indefinite-lived intangible assets.
(2)Includes the acquisition of EFCO in June 2017.
(3)Fiscal 2017 contained 53 weeks. Each of the other periods presented contained 52 weeks.
(4)Includes the acquisition of Sotawall in December 2016.
(5)Return on average invested capital is a non-GAAP financial measure that we define as [operating income x 0.75]/average invested capital. We believe this measure is useful in understanding operational performance over time. This non-GAAP measure should be viewed in addition to, and not as an alternative to, the reported financial results of the company prepared in accordance with GAAP. Other companies may calculate this measure differently from us, thereby limiting the usefulness of the measure for comparison with others.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Annual Report on Form 10-K, including Management's Discussion and Analysis, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” "will," "continue" and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management's current expectations or beliefs of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A in this Form 10-K. From time to time, we also may provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under Item 1A in this Form 10-K, all of which are incorporated by reference into this Item 7.

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

During fiscal 2021, we responded quickly to a challenging environment for our business, driven by the evolving and ongoing impacts of the COVID-19 pandemic and slowness in certain of our end markets. We adapted our business operations so we could continue to serve customers, while keeping the health and safety of our employees a top priority. We focused on driving improvements throughout our business, while using this year to begin positioning the company for sustainable growth and improved profitability in the future. In particular, we paid down a significant percentage of our long-term debt and strengthened our financial position, giving us better financial flexibility going forward. We also made progress on actions to improve our overall cost structure.

Fiscal 2021 summary of results:
•Consolidated net sales were $1.2 billion, a decrease of 11 percent over fiscal 2020.
•Operating income was $25.5 million, a decrease of 71 percent from $87.8 million in the prior year.
•Diluted EPS was $0.59, compared to $2.32 in the prior year, a decrease of 75 percent.
•Adjusted operating income was $87.1 million, a decrease of 3 percent compared to the prior year, and adjusted diluted EPS was $2.40 in fiscal 2021, an increase of 1 percent compared to the prior year. Refer to the table below for a reconciliation to GAAP of these adjusted amounts.

Adjusted operating income and adjusted earnings per diluted share (adjusted diluted EPS) are supplemental non-GAAP financial measures provided by the Company to assess performance on a more comparable basis from period-to-period by excluding amounts that management does not consider part of core operating results. Management uses these non-GAAP measures to evaluate the Company’s historical and prospective financial performance, measure operational profitability on a consistent basis, and provide enhanced transparency to the investment community. These non-GAAP measures should be viewed in addition to, and not as an alternative to, the reported financial results of the company prepared in accordance with GAAP. Other companies may calculate these measures differently, thereby limiting the usefulness of the measures for comparison with other companies.

Reconciliation of Non-GAAP Financial Information
Adjusted Operating Income and Adjusted Net Earnings per Diluted Common Share
(Unaudited)
			Diluted per share amounts
	Year-ended		Year-ended
(In thousands)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Operating income	$25,527	$87,848	$0.59	$2.32
Impairment expense on goodwill and intangible assets	70,069	—	2.66	—
Restructuring	4,884	—	0.19	—
Gain on sale of building	(19,346)	—	(0.74)	—
COVID-19	4,988	—	0.19	—
Post-acquisition and acquired project matters	1,000	(635)	0.04	(0.02)
Cooperation agreement advisory costs	—	2,776	—	0.10
Income tax impact on above adjustments (1)	N/A	N/A	(0.53)	(0.02)
Adjusted operating income	$87,122	$89,989	$2.40	$2.38

(1) Income tax impact calculated using an estimated statutory tax rate of 25%, which reflects the estimated blended statutory tax rate for the jurisdiction in which the charge or income occurred. Income tax impact excludes the amount of each charge that is non-deductible in the applicable jurisdiction. In prior periods, tax impacts were calculated using an effective tax rate. All such periods were recalculated herein using the 25% estimated statutory tax rate for consistency and comparability with the current period presentation. This change did not have a significant impact on the income tax impact or the adjusted net earnings or adjusted earnings per diluted common share amounts that had been reported for the three months or twelve months ended February 29, 2020.

Results of Operations
Net Sales

(Dollars in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net sales	$1,230,774	$1,387,439	$1,402,637	(11.3)%	(1.1)%

Fiscal 2021 Compared to Fiscal 2020
Net sales in fiscal 2021 decreased by 11.3 percent compared to fiscal 2020, reflecting end market softness and COVID-19 related volume declines in the Architectural Framing Systems, Architectural Glass and LSO segments, partially offset by increased volume in the Architectural Services segment, driven by execution of projects in backlog.
Fiscal 2020 Compared to Fiscal 2019
Net sales in fiscal 2020 decreased by 1.1 percent compared to fiscal 2019, driven by expected project timing-related decreases within the Architectural Services segment and by lower volumes at certain businesses within the Architectural Framing Systems segment, partially offset by improved volume in the Architectural Glass segment.

Performance
The relationship between various components of operations, as a percentage of net sales, is provided below.

(Percentage of net sales)	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	77.6	77.0	79.1
Gross margin	22.4	23.0	20.9
Selling, general and administrative expenses	14.6	16.7	15.9
Impairment expense on goodwill and intangible assets	5.7	—	0.2
Operating income	2.1	6.3	4.8
Interest expense, net	0.4	0.7	0.6
Other income (expense), net	0.1	0.1	—
Earnings before income taxes	1.8	5.7	4.2
Income tax expense	0.6	1.3	0.9
Net earnings	1.3%	4.5%	3.3%
Effective income tax rate	31.7%	22.4%	22.1%

Fiscal 2021 Compared to Fiscal 2020
Gross margin was 22.4 percent in fiscal 2021, a decrease of 60 basis points from fiscal 2020. This decrease was driven by the impact from lower volumes due to end market softness and COVID-19 related project delays, partially offset by strong project execution in the Architectural Services segment.

Total selling, general and administrative (SG&A) expense for fiscal 2021, including impairment expense on goodwill and intangible assets noted in the table above, was 20.3 percent, an increase of 360 basis points from fiscal 2020. This was driven by a $70.1 million impairment expense taken within the Architectural Framing Systems segment, partially offset by a $19.3 million gain on the sale-leaseback of a building within the Large-Scale Optical segment and $7.4 million of income related to a New Markets Tax Credit transaction within the Architectural Glass segment. In addition, we received a benefit of $7.4 million in fiscal 2021, as a result of a Canadian wage subsidy program offered to support Canadian business impacted by the COVID-19 pandemic, thereby offsetting cost actions that would have been taken had this subsidy not been secured.

Net interest expense declined by 30 basis points compared to the prior year, due to the lower average debt balance in fiscal 2021 and a favorable one-time legal settlement impacting interest.

The effective tax rate for fiscal 2021 was 31.7 percent, compared to 22.4 percent in fiscal 2020, primarily due to nondeductible goodwill impairment in Canada and the impact of the unfavorable permanent items in relation to reduced earnings in fiscal 2021.

Fiscal 2020 Compared to Fiscal 2019
Gross margin was 23.0 percent in fiscal 2020, an increase of 210 basis points from fiscal 2019. This increase was driven by project-related charges of $40.9 million incurred in fiscal 2019 on certain contracts acquired with the purchase of EFCO. The increase was also driven by operating improvements in the Architectural Glass segment, partially offset by manufacturing difficulties in certain of the businesses in the Architectural Framing Systems segment and reduced operating leverage in the Architectural Services segment, based on timing of project activity.

SG&A expense for fiscal 2020 was 16.7 percent, an increase of 60 basis points from fiscal 2019. This was primarily driven by costs for outside advisors and legal fees, including cooperation agreement advisory costs, in addition to higher compensation and related costs compared to the prior year.

The effective tax rate for fiscal 2020 was 22.4 percent, compared to 22.1 percent in fiscal 2019, due to the impact of state taxes.

Segment Analysis
Architectural Framing Systems

(In thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net sales	$570,850	$686,596	$720,829	(16.9)%	(4.7)%
Operating income	(44,761)	36,110	49,660	N/M	(27.3)%
Operating margin	(7.8)%	5.3%	6.9%

Fiscal 2021 Compared to Fiscal 2020. Net sales decreased 16.9 percent, or $115.7 million, from fiscal 2020, primarily reflecting lower order volume for short lead-time products and market-related project delays. The segment had an operating loss of $44.8 million and operating margin of (7.8) percent in fiscal 2021, compared to operating income of $36.1 million and operating margin of 5.3 percent in fiscal 2020, reflecting the impact of the $70.1 million impairment expense and leverage on the lower revenue, partially offset by cost reduction actions and the benefit of $7.4 million in fiscal 2021 from a Canadian wage subsidy program offered to Canadian businesses impacted by the COVID-19 pandemic.

Fiscal 2020 Compared to Fiscal 2019. Net sales decreased 4.7 percent, or $34.2 million, from fiscal 2019, primarily due to lower volumes as a result of certain customer-driven schedule delays. Operating margin declined 160 basis points from fiscal 2019, reflecting the impact of lower volumes and certain operational difficulties negatively impacting customer deliveries in two of the segment's businesses, which have since been addressed.

Architectural Glass

(In thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net sales	$330,256	$387,191	$367,203	(14.7)%	5.4%
Operating income	18,678	20,760	16,503	(10.0)%	25.8%
Operating margin	5.7%	5.4%	4.5%

Fiscal 2021 Compared to Fiscal 2020. Fiscal 2021 net sales decreased 14.7 percent, or $56.9 million, over the prior year, due to market-related volume declines and project delays. Operating margin increased 30 basis points for the fiscal year ended 2021 compared to the prior year period, as a result of $7.4 million of income related to a New Markets Tax Credit transaction, offset by the impacts of lower volume and increased costs related to the small projects growth initiative.

Fiscal 2020 Compared to Fiscal 2019. Fiscal 2020 net sales increased 5.4 percent, or $20.0 million, over fiscal 2019, due to improved volume and mix, with growth in mid-size projects offsetting lower large project revenue due to increased foreign competition. Operating margin increased 90 basis points for fiscal year 2020 compared to fiscal 2019, as a result of improved factory productivity and volume leverage and cost control. This improvement was partially offset by 160 basis points of start-up costs related to a new manufacturing facility for the segment's small projects growth initiative.

Architectural Services

(In thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net sales	$295,807	$269,140	$286,314	9.9%	(6.0)%
Operating income	31,182	23,582	30,509	32.2%	(22.7)%
Operating margin	10.5%	8.8%	10.7%

Fiscal 2021 Compared to Fiscal 2020. Net sales increased 9.9 percent, or $26.7 million, compared to the prior year, driven by increased volume from executing projects in backlog. Operating margin increased 170 basis points over the prior year, primarily driven by improved volume leverage and strong project execution.

Fiscal 2020 Compared to Fiscal 2019. Net sales decreased 6.0 percent, or $17.2 million, compared to fiscal 2019, as a result of lower volumes due to timing of project activity. Operating margin decreased 190 basis points over fiscal 2019, due primarily to reduced leverage on the lower project volume and project mix.

Large-Scale Optical Technologies (LSO)

(In thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net sales	$70,050	$87,911	$88,493	(20.3)%	(0.7)%
Operating income	31,203	22,642	23,003	37.8%	(1.6)%
Operating margin	44.5%	25.8%	26.0%

Fiscal 2021 Compared to Fiscal 2020. Fiscal 2021 net sales decreased 20.3 percent, or $17.9 million, compared to the prior year, as a result of the required COVID-related closure of most of the segment's customers and the segment's manufacturing locations for several months during the first half of fiscal 2021. The segment had operating margin of 44.5 percent in fiscal 2021 compared to operating margin of 25.8 percent in fiscal 2020, reflecting the impact of a $19.3 million gain on the sale-leaseback of a building recognized during the third quarter of fiscal 2021, partially offset by the impacts of the temporary shutdown and the related lower volume.

Fiscal 2020 Compared to Fiscal 2019. Net sales and operating margin were largely consistent compared to fiscal 2019, with good cost control and operational performance.

Liquidity and Capital Resources

(In thousands)	2021	2020	2019
Operating Activities
Net cash provided by operating activities	$141,863	$107,262	$96,423
Investing Activities
Capital expenditures	(26,165)	(51,428)	(60,717)
Proceeds on sale of property	25,108	5,307	12,333
Financing Activities
(Payments) borrowings on line of credit, net	(47,739)	(177,500)	30,000
(Repayment) borrowings on debt	(5,400)	150,000	—
Repurchase and retirement of common stock	(32,878)	(25,140)	(43,326)
Dividends paid	(19,601)	(18,714)	(17,864)

Operating Activities. Cash provided by operating activities was $141.9 million in fiscal 2021, an increase of $34.6 million from fiscal 2020, primarily reflecting strong working capital management.

Investing Activities. Net cash used in investing activities was $2.1 million in fiscal 2021, compared to $47.0 million in fiscal 2020, due to nearly $20 million of increased proceeds from property sales in fiscal 2021, related to the sale of an LSO manufacturing facility in Illinois in the third quarter of fiscal 2021, and reduced capital expenditures by $25 million in fiscal 2021 compared to fiscal 2020. In fiscal 2020, we sold an Architectural Framing manufacturing facility in Toronto, and in fiscal 2019, we sold an Architectural Glass manufacturing facility in Utah.

Financing Activities. Cash used in financing activities was $107.9 million in fiscal 2021, compared to $74.5 million in fiscal 2020. In fiscal 2021, we made net repayments on debt of $53.1 million, paid dividends totaling $19.6 million and repurchased 1,177,704 shares under our authorized share repurchase program, at a total cost of $32.9 million. We repurchased 686,997 shares under the program in fiscal 2020 and 1,257,983 shares under the program in fiscal 2019. We have repurchased a total of 7,132,616 shares, at a total cost of $207.3 million, since the 2004 inception of this program. We have remaining authority to repurchase 1,117,384 shares under this program, which has no expiration date, and we will continue to evaluate making future share repurchases, depending on our cash flow and debt levels, market conditions, including the continuing effects of the COVID-19 pandemic, and other potential uses of cash.

During the third quarter of fiscal 2021, we amended our term loan to extend the maturity date to June 2024, as further described in Note 7 of the Notes to Consolidated Financial Statements. As of February 27, 2021, no borrowings were outstanding under the revolving credit facility. As defined within the credit facility, we have two financial covenants which require us to stay below a maximum leverage ratio and to maintain a minimum interest expense-to-EBITDA ratio. At February 27, 2021, we were in compliance with both financial covenants.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of February 27, 2021:

	Payments Due by Fiscal Period
(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Debt obligations	$2,000	$1,000	$—	$150,000	$—	$12,000	$165,000
Operating leases (undiscounted)	13,731	12,249	10,558	9,290	7,464	12,581	65,873
Purchase obligations	210,268	39,933	1,041	872	872	486	253,472
Total cash obligations	$225,999	$53,182	$11,599	$160,162	$8,336	$25,067	$484,345

Debt obligations in the table above include $15.0 million of industrial revenue bond obligations that mature in fiscal years 2022 through 2043.

We acquire the use of certain assets through operating leases, such as warehouses, manufacturing equipment, office equipment, hardware, software and vehicles. While many of these operating leases have termination penalties, we consider the risk related to termination penalties to be minimal.

Purchase obligations in the table above relate to raw material commitments and capital expenditures.

We expect to make contributions of approximately $0.7 million to our defined-benefit pension plans in fiscal 2022, which will equal or exceed our minimum funding requirements.
As of February 27, 2021, we had reserves of $3.8 million and $0.5 million for long-term unrecognized tax benefits and environmental liabilities, respectively. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

At February 27, 2021, we had ongoing letters of credit of $18.7 million related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal 2022 and reduce borrowing capacity under the revolving credit facility.

In addition to the above standby letters of credit, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At February 27, 2021, $532.4 million of our backlog was bonded by performance bonds with a face value of $1.1 billion. These bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have not been required to make any payments under these bonds with respect to our existing businesses.

During calendar 2020, we took advantage of the option to defer remittance of the employer portion of Social Security tax as provided in the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"). This deferral allowed us to retain cash during calendar year 2020 that would have otherwise been remitted to the federal government. At the end of fiscal 2021, we had deferred tax payments of $13.6 million, which are included within accrued payroll and other benefits and other non-current liabilities on our consolidated balance sheets. The deferred tax payments will be repaid equally in calendar years 2021 and 2022. The CARES Act, along with other foreign government initiatives, also provides for job retention programs, which have provided payroll tax credits or subsidies of $8.0 million during calendar year 2020.

We had total cash and short-term marketable securities of $47.3 million, and $216.3 million available under our committed revolving credit facility, at February 27, 2021. Due to our ability to generate cash from operations and our available sources of borrowing capacity, we believe that our sources of liquidity will continue to be adequate to fund our working capital requirements and necessary capital expenditures for at least the next 12 months. We also believe we will continue to be in compliance with our existing debt covenants over the next fiscal year.

We continually review our portfolio of businesses and their assets and how they support our business strategy and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity and further invest in, divest and/or sell parts of our current businesses.

Off-balance Sheet Arrangements. We had no off-balance sheet arrangements at February 27, 2021 or February 29, 2020.

Outlook
For fiscal year 2022, we expect full-year earnings to be in the range of $2.10 to $2.35 per diluted share. This includes $7 to $10 million of expected pre-tax costs related to investments in transformation initiatives. The company currently expects a full-year tax rate of approximately 24.5 percent and capital expenditures of approximately $45 million.

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

We have three businesses which operate under long-term, fixed-price contracts, representing approximately 36 percent of our total revenue in fiscal February 27, 2021. The contracts for these businesses have a single, bundled performance obligation, as these businesses generally provide interrelated products and services and integrate these products and services into a combined output specified by the customer. The customer obtains control of this combined output, generally integrated window systems or installed window and curtainwall systems, over time. We measure progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract, and record that proportion of the total contract price as revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe this method of recognizing revenue is consistent with our progress in satisfying our contract obligations.

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

Goodwill and indefinite-lived intangible asset impairment
Goodwill
We have historically evaluated goodwill for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. During the first quarter of fiscal 2021, we identified qualitative indicators of impairment, including a significant decline in our stock price and market capitalization, along with concerns resulting from the COVID-19 pandemic, at four of our reporting units. We performed a quantitative goodwill impairment evaluation at that time and the estimated fair value of each reporting unit exceeded its carrying value. Therefore, goodwill impairment was not indicated in the first quarter of fiscal 2021. In the third quarter of fiscal 2021, we changed the date of our annual goodwill impairment test from our fiscal year-end to the first day in our fiscal fourth quarter. This change results in better alignment of the annual impairment test with our strategic and annual planning processes. This change was determined not to be material to and had no impact on our current or historical consolidated financial statements.

Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a qualitative or quantitative analysis. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by segment management on a regular basis. During the third quarter of fiscal 2021, we combined two reporting units into one reporting unit, following certain structural and leadership changes at the Company, specifically within the Architectural Framing Systems segment. Within this segment, as a result of integration efforts that are ongoing, leadership over the Tubelite and Alumicor reporting units has been combined and functional leaders in areas such as operations, sales, marketing and administration are responsible for allocating resources and reviewing results of the combined business. The goodwill of the individual reporting units was therefore aggregated to the combined reporting unit. We evaluated goodwill on a qualitative basis prior to and subsequent to this change and concluded that no adjustment to the carrying value of goodwill was necessary as a result of this change.

For our fiscal 2021 annual impairment test, we elected to bypass the qualitative assessment process and to proceed directly to comparing the fair value of each of our reporting units to carrying value, including goodwill. If fair value exceeds the carrying value, goodwill impairment is not indicated. If the carrying amount of a reporting unit is higher than its estimated fair value, the excess is recognized as an impairment expense.

We estimate the fair value of a reporting unit using both the income approach and the market approach. The income approach uses a discounted cash flow methodology that involves significant judgment and projections of future performance. Assumptions about future revenues and future operating expenses, capital expenditures and changes in working capital are based on the annual operating plan and other business plans for each reporting unit. These plans take into consideration numerous factors, including historical experience, current and future operational plans, anticipated future economic conditions and growth expectations for the industries and end markets in which we participate. These projections are discounted using a weighted-average cost of capital, which considers the risk inherent in our projections of future cash flows. We determine the weighted-average cost of capital for this analysis by weighting the required returns on interest bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure, using published data where possible. We used discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and in the internally developed forecasts. The market approach uses a multiple of earnings and revenue based on guidelines for publicly traded companies.

Based on these analyses, estimated fair value exceeded carrying value at six of our eight reporting units. However, driven by a decline in market conditions, partially due to COVID-19 and the ongoing uncertainty related to how some of our end markets will perform in a post-COVID environment, at two reporting units within the Architectural Framing Systems segment, EFCO and Sotawall, carrying value was in excess of the concluded fair value. For these reporting units, we utilized a weighted-average cost of capital of 12.1 percent in determining the discounted cash flows and a long-term growth rate of 3.0 percent. As a result, as of February 27, 2021, we incurred goodwill impairment expense of $46.7 million and $17.1 million in our EFCO and Sotawall reporting units, respectively.

The discounted cash flow projections used in these analyses are dependent upon achieving forecasted levels of revenue and profitability. If revenue or profitability were to fall below forecasted levels, or if market conditions were to decline in a material or sustained manner, further impairment could be indicated at these or our other reporting units and we could incur an additional non-cash impairment expense that would negatively impact our net earnings.

Indefinite-lived intangible assets
We have intangible assets for certain acquired trade names and trademarks which are determined to have indefinite useful lives. We evaluate the reasonableness of the useful lives and test indefinite-lived intangible assets for impairment annually at the same measurement date as goodwill, the first day of our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. We bypassed a qualitative assessment and performed a quantitative impairment test to compare the fair value of each indefinite-lived intangible asset with its carrying value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment expense is recognized in an amount equal to that excess. If an impairment expense is recognized, the adjusted carrying amount becomes the asset's new accounting basis.

Fair value is measured using the relief-from-royalty method. This method assumes the trade name or trademark has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from the asset. This method requires estimation of future revenue from the related asset, the appropriate royalty rate, and the weighted average cost of capital. The assessment of fair value involves significant judgment and projections about future performance. In the fair value analysis, we assumed a discount rate of 12.6 percent, royalty rates ranging from 1.5 or 2.0 percent, and a long-term growth rate of 3.0 percent. Based on our analysis, the fair value of each of our trade names and trademarks exceeded carrying amount, except for the EFCO tradename. The fair value determined for the EFCO tradename exceeded carrying value by $6.3 million and this amount was recognized as impairment expense in the fourth quarter ended February 27, 2021. In addition, the fair value determined for the Sotawall tradename did not exceed carrying value by a significant margin. If our discount rate were to increase by 100 basis points, the fair value of this tradename would fall below carrying value, which would indicate impairment.

We continue to conclude that the useful lives of our indefinite-lived intangible assets is appropriate. If future revenue were to fall below forecasted levels or if market conditions were to decline in a material or sustained manner, further impairment could be indicated on this or another indefinite-lived intangible asset.

Reserves for disputes and claims regarding product liability, warranties and other project-related contingencies
We are subject to claims associated with our products and services, principally as a result of disputes with our customers involving the performance or aesthetics of our products, some of which may be covered under our warranty policies. We have in the past and are currently subject to product liability and warranty claims, including certain legal claims related to a commercial sealant product formerly incorporated into our products. We also are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services segment and certain of our Architectural Framing Systems businesses, including those taken on with our acquisition of EFCO. The time period from when a claim is asserted to when it is resolved, either by negotiation, settlement or litigation, can be several years. While we maintain various types of product liability insurance, the insurance policies include significant self-retention of risk in the form of policy deductibles. In addition, certain claims could be determined to be uninsured. We also actively manage the risk of these exposures through contract negotiations and proactive project management.

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

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. If interest rates were to increase or decrease over the next 12 months by 200 basis points, net earnings would be impacted by approximately $0.5 million. Our debt exceeded investments at February 27, 2021, so as interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

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

We have operations in Canada and Brazil, which primarily transact business in local currencies. We manage these operating activities locally. Revenues, costs, assets and liabilities of these operations are generally denominated in local currencies, thereby mitigating some of the risk associated with changes in foreign exchange rates. However, our consolidated financial results are reported in U.S. dollars. Thus, changes in exchange rates between the Canadian dollar and Brazilian real, versus the U.S. dollar, will impact our reported financial results. From time to time, we enter into forward purchase foreign currency contracts, generally with an original maturity date of less than one year, to hedge foreign currency risk (refer to additional discussion within Note 4 of the Notes to Consolidated Financial Statements). Sales from our domestic operations are generally denominated in U.S. dollars.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of February 27, 2021, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). The Company's management believes that, as of February 27, 2021, the Company's internal control over financial reporting was effective based on those criteria.

Following this report are reports from the Company's independent registered public accounting firm, Deloitte & Touche LLP, on the Company's consolidated financial statements and on the effectiveness of the Company's internal control over financial reporting as of February 27, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the "Company") as of February 27, 2021 and February 29, 2020, and the related consolidated results of operations, statements of comprehensive earnings, cash flows, and shareholders' equity, for each of the three years in the period ended February 27, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 27, 2021 and February 29, 2020, and the results of its operations and its cash flows for each of the three years in the period ended February 27, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 27, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 22, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Net Sales — Revenue Recognition for Long-Term Contracts in the Architectural Services Segment — Refer to Notes 1, 2, and 15 to the consolidated financial statements
The Architectural Services segment, which provides building glass and curtainwall installation services and operates under long-term, fixed-price contracts, accounted for approximately $296 million, or 24 percent of total net sales for the year ended February 27, 2021. The contracts for this business typically have a single, bundled performance obligation, as the business generally provides interrelated services and integrates these services into a combined output specified by the customer. The customer obtains control of this combined output, generally installed window and curtainwall systems, over time. The Company measures progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract and recording that proportion of the total contract price as revenue.
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
•We tested the effectiveness of controls over long-term contract revenue in the Architectural Services segment, including those over the estimates of total costs and profit for performance obligations.
•We developed an expectation of the amount of total long-term contract revenue in the Architectural Services segment based on prior year margins applied to cost of sales in the current year and compared our expectation to the amount of long-term contract revenue ultimately recorded by management.
•We evaluated management’s ability to estimate total costs and profit by comparing actual costs and profit to management’s historical estimates for performance obligations that have been fulfilled.
•We selected a sample of long-term contracts from the Architectural Services segment contract portfolio and performed the following procedures:
•Evaluated whether the long-term contracts were properly included in management’s calculation of long-term contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfillment of the performance obligations.
•Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the long-term contracts and any modifications that were agreed upon with the customers.
•Tested management’s identification of distinct performance obligations by evaluating whether the underlying services are highly interdependent and interrelated.
•Tested the accuracy and completeness of the costs incurred to date for the performance obligations.
•We tested the mathematical accuracy of management’s calculation of long-term contract revenue for the performance obligation.
•Evaluated the estimates of total cost and profit for the performance obligations by:
•Comparing costs incurred to date to the costs management estimated to be incurred to date.
•Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s project managers and engineers, and comparing the estimates to management’s work plans, engineering specifications, and supplier contracts.
•Comparing management’s estimates for the selected contracts to costs and profit of similar performance obligations, when applicable.
Goodwill — EFCO and Sotawall Reporting Units — Refer to Notes 1 and 6 to the consolidated financial statements
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company estimates the fair value of its reporting units using both the income approach and the market approach. The income approach uses a discounted cash flow methodology that involves significant judgement and projections of future performance, including future revenues, future operating expenses, and discount rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. As of the measurement date in the fourth quarter of fiscal 2021, driven by a decline in market conditions partially due to COVID-19 and the ongoing uncertainty within the Company’s end markets in a post-COVID environment, the EFCO and Sotawall reporting units were each determined to have a carrying value in excess of their fair value, resulting in goodwill impairment charges of $46.7 million and $17.1 million, respectively. As of February 27, 2021, the Company's total goodwill balance was $130.1 million.
Given the significant judgments made by management to estimate the fair value of the EFCO and Sotawall reporting units, performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to selection of future revenues, future operating expenses, and discount rates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to future revenues, future operating expenses, and discount rates used by management to estimate the fair value of the EFCO and Sotawall reporting units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting units, such as controls related to management's selection of future revenues, future operating expenses, and discount rates.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, (3) industry information, and (4) forecasted information included in Company press releases as well as in analyst and industry reports of the Company.
•We evaluated management’s ability to accurately forecast future revenue and future operating expenses by comparing actual results to management’s historical forecasts.
•We evaluated the allocation of the Company’s estimated fair value to its reporting units and the comparison of the Company’s estimated fair value to its market capitalization.

/s/ Deloitte & Touche LLP

Minneapolis, MN
April 22, 2021

We have served as the Company's auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of February 27, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 27, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 27, 2021, of the Company and our report dated April 22, 2021, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Minneapolis, MN
April 22, 2021

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	February 27, 2021	February 29, 2020
Assets
Current assets
Cash and cash equivalents	$47,277	$14,952
Receivables, net of allowance for doubtful accounts	175,917	196,806
Inventories	72,823	71,089
Costs and earnings on contracts in excess of billings	29,497	73,582
Other current assets	25,160	25,481
Total current assets	350,674	381,910
Property, plant and equipment, net	298,443	324,386
Operating lease right-of-use assets	58,864	52,892
Goodwill	130,098	185,516
Intangible assets	130,053	140,191
Other non-current assets	46,967	44,096
Total assets	$1,015,099	$1,128,991
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$76,204	$69,056
Accrued payroll and related benefits	50,125	40,119
Billings in excess of costs and earnings on uncompleted contracts	22,789	32,696
Operating lease liabilities	13,251	11,272
Current portion long-term debt	2,000	5,400
Other current liabilities	53,183	118,314
Total current liabilities	217,552	276,857
Long-term debt	163,000	212,500
Non-current operating lease liabilities	48,439	43,163
Non-current self-insurance reserves	24,880	22,831
Other non-current liabilities	68,483	56,862
Commitments and contingent liabilities (Note 10)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 25,713,688 and 26,443,166 shares, respectively	8,571	8,814
Additional paid-in capital	154,958	154,016
Retained earnings	357,243	388,010
Common stock held in trust	(186)	(685)
Deferred compensation obligations	186	685
Accumulated other comprehensive loss	(28,027)	(34,062)
Total shareholders’ equity	492,745	516,778
Total liabilities and shareholders’ equity	$1,015,099	$1,128,991
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

	Year-Ended
(In thousands, except per share data)	February 27, 2021	February 29, 2020	March 2, 2019
Net sales	$1,230,774	$1,387,439	$1,402,637
Cost of sales	955,084	1,068,480	1,109,072
Gross profit	275,690	318,959	293,565
Selling, general and administrative expenses	180,094	231,111	223,140
Impairment expense on goodwill and intangible assets	70,069	—	3,141
Operating income	25,527	87,848	67,284
Interest expense, net	4,408	8,814	8,094
Other income (expense), net	1,492	716	(528)
Earnings before income taxes	22,611	79,750	58,662
Income tax expense	7,175	17,836	12,968
Net earnings	$15,436	$61,914	$45,694

Earnings per share - basic	$0.59	$2.34	$1.64
Earnings per share - diluted	$0.59	$2.32	$1.63
Weighted average basic shares outstanding	25,955	26,474	27,802
Weighted average diluted shares outstanding	26,304	26,729	28,082

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year-Ended
(In thousands)	February 27, 2021	February 29, 2020	March 2, 2019
Net earnings	$15,436	$61,914	$45,694
Other comprehensive earnings (loss):
Unrealized gain on marketable securities, net of $22, $67 and $17 of tax expense, respectively	80	257	64
Unrealized gain (loss) on foreign currency hedge, net of $450, $(129) and $(172) of tax expense (benefit), respectively	1,475	(423)	(565)
Unrealized gain (loss) on pension obligation, net of $32, $(124) and $72 of tax expense (benefit), respectively	105	(405)	229
Foreign currency translation adjustments	4,375	(1,364)	(7,065)
Other comprehensive earnings (loss)	6,035	(1,935)	(7,337)
Total comprehensive earnings	$21,471	$59,979	$38,357

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended
(In thousands)	February 27, 2021	February 29, 2020	March 2, 2019
Operating Activities
Net earnings	$15,436	$61,914	$45,694
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	51,440	46,795	49,798
Share-based compensation	8,573	6,607	6,286
Deferred income taxes	(6,460)	10,463	(5,506)
Gain on disposal of assets	(18,644)	(2,197)	(2,475)
Impairment expense on goodwill and intangible assets	70,069	—	3,141
Proceeds from new markets tax credit transaction, net of deferred costs	—	—	8,850
Noncash lease expense	12,235	12,420	—
Other, net	(2,088)	(1,516)	(2,179)
Changes in operating assets and liabilities:
Receivables	21,630	(4,217)	18,164
Inventories	(1,440)	7,142	5,114
Costs and earnings on contracts in excess of billings	44,183	(18,468)	(48,712)
Accounts payable and accrued expenses	(32,591)	(375)	7,600
Billings in excess of costs and earnings on uncompleted contracts	(10,351)	11,314	9,026
Refundable and accrued income taxes	2,652	(8,726)	3,680
Operating lease liability	(11,513)	(10,829)	—
Other, net	(1,268)	(3,065)	(2,058)
Net cash provided by operating activities	141,863	107,262	96,423
Investing Activities
Capital expenditures	(26,165)	(51,428)	(60,717)
Proceeds from sales of property, plant and equipment	25,108	5,307	12,333
Purchases of marketable securities	(3,606)	(7,012)	(9,213)
Sales/maturities of marketable securities	2,657	7,768	6,110
Other, net	(141)	(1,673)	(2,209)
Net cash used by investing activities	(2,147)	(47,038)	(53,696)
Financing Activities
Borrowings on line of credit	198,601	229,000	363,000
(Repayment) borrowings on debt	(5,400)	150,000	—
Payments on line of credit	(246,340)	(406,500)	(333,000)
Repurchase and retirement of common stock	(32,878)	(25,140)	(43,326)
Dividends paid	(19,601)	(18,714)	(17,864)
Other, net	(2,258)	(3,160)	(1,136)
Net cash used by financing activities	(107,876)	(74,514)	(32,326)
Increase (decrease) in cash, cash equivalents and restricted cash	31,840	(14,290)	10,401
Effect of exchange rates on cash	485	1	(519)
Cash, cash equivalents and restricted cash at beginning of year	14,952	29,241	19,359
Cash, cash equivalents and restricted cash at end of year	$47,277	$14,952	$29,241
Noncash Activity
Capital expenditures in accounts payable	$1,101	$2,169	$1,703
See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

(In thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 3, 2018	28,158	$9,386	$152,763	$373,259	$(922)	$922	$(24,053)	$511,355
Net earnings	—	—	—	45,694	—	—	—	45,694
Cumulative effect adjustment	—	—	—	2,999	—	—	—	2,999
Unrealized gain on marketable securities, net of $17 tax expense	—	—	—	—	—	—	64	64
Unrealized loss on foreign currency hedge, net of $172 tax benefit	—	—	—	—	—	—	(565)	(565)
Unrealized gain on pension obligation, net of $72 tax expense	—	—	—	—	—	—	229	229
Foreign currency translation adjustments	—	—	—	—	—	—	(7,065)	(7,065)
Reclassification of tax effects	—	—	—	737	—	—	(737)	—
Issuance of stock, net of cancellations	135	45	80	145	167	(167)	—	270
Share-based compensation	—	—	6,286	—	—	—	—	6,286
Exercise of stock options	19	6	177	—	—	—	—	183
Share repurchases	(1,258)	(419)	(7,204)	(35,703)	—	—	—	(43,326)
Other share retirements	(39)	(13)	(260)	(1,670)	—	—	—	(1,943)
Cash dividends ($0.6475 per share)	—	—	—	(17,864)	—	—	—	(17,864)
Balance at March 2, 2019	27,015	$9,005	$151,842	$367,597	$(755)	$755	$(32,127)	$496,317
Net earnings	—	—	—	61,914	—	—	—	61,914
Unrealized gain on marketable securities, net of $67 tax expense	—	—	—	—	—	—	257	257
Unrealized loss on foreign currency hedge, net of $129 tax benefit	—	—	—	—	—	—	(423)	(423)
Unrealized loss on pension obligation, net of $124 tax benefit	—	—	—	—	—	—	(405)	(405)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,364)	(1,364)
Issuance of stock, net of cancellations	174	57	(124)	225	70	(70)	—	158
Share-based compensation	—	—	6,607	—	—	—	—	6,607
Share repurchases	(687)	(229)	(3,963)	(20,948)	—	—	—	(25,140)
Other share retirements	(59)	(19)	(346)	(2,064)	—	—	—	(2,429)
Cash dividends ($0.7125 per share)	—	—	—	(18,714)	—	—	—	(18,714)
Balance at February 29, 2020	26,443	$8,814	$154,016	$388,010	$(685)	$685	$(34,062)	$516,778
Net earnings	—	—	—	15,436	—	—	—	15,436
Unrealized gain on marketable securities, net of $22 tax expense	—	—	—	—	—	—	80	80
Unrealized gain on foreign currency hedge, net of $450 tax expense	—	—	—	—	—	—	1,475	1,475
Unrealized gain on pension obligation, net of $32 tax expense	—	—	—	—	—	—	105	105
Foreign currency translation adjustments	—	—	—	—	—	—	4,375	4,375
Issuance of stock, net of cancellations	432	145	(1,212)	1,174	499	(499)	—	107
Share-based compensation	—	—	8,573	—	—	—	—	8,573
Exercise of stock options	127	42	1,414	—	—	—	—	1,456
Share repurchases	(1,177)	(393)	(7,144)	(25,341)	—	—	—	(32,878)
Other share retirements	(111)	(37)	(689)	(2,435)	—	—	—	(3,161)
Cash dividends ($0.7625 per share)	—	—	—	(19,601)	—	—	—	(19,601)
Balance at February 27, 2021	25,714	$8,571	$154,958	$357,243	$(186)	$186	$(28,027)	$492,745
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Summary of Significant Accounting Policies and Related Data

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

Fiscal year
Our fiscal year ends on the Saturday closest to the last day of February, or as determined by the Board of Directors. Fiscal 2021, 2020 and 2019 each consisted of 52 weeks.

Accounting estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated results of operations to maintain consistency and comparability between periods presented. These reclassifications had no impact on previously reported operating income or net earnings within the consolidated results of operations.
Cash equivalents
Highly liquid investments with an original maturity of three months or less are included in cash equivalents and are stated at cost, which approximates fair value.

Marketable securities
To the extent the amortized cost basis of the available-for-sale securities exceeds the fair value, the Company assesses the debt securities for credit loss. When assessing the risk of credit loss, the Company considers factors such as the severity and the reason of the decline in value, such as any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security, and management's intended holding period and time horizon for selling. During fiscal 2021, 2020, and 2019, the Company did not recognize any credit losses related to its available-for-sale securities. Further, as of February 27, 2021 and February 29, 2020, the Company did not record an allowance for credit losses related to its available-for-sale securities. Marketable securities are included in other current and non-current assets on the consolidated balance sheets and gross realized gains and losses are included in other income (expense), net in our consolidated results of operations.

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

Impairment of long-lived assets
Long-lived assets or asset groups, including definite-lived intangible assets ("intangible assets") subject to amortization and property and equipment, are reviewed for impairment whenever events or changes in circumstances such as asset utilization, physical change, legal factors or other matters indicate that the carrying value of those assets may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, an asset impairment expense is recognized in earnings in the period such a determination is made. The amount of the impairment expense recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value based on discounted cash flows.

Goodwill and intangible assets
Goodwill
Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. We have historically evaluated goodwill for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. In the third quarter of fiscal 2021, we changed the date of our annual goodwill impairment testing from our fiscal year-end to the first day in our fiscal fourth quarter. This change results in better alignment of the annual impairment test with our strategic and annual planning processes. This change was determined to not be material to and had no impact on our current or historical consolidated financial statements.

Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a qualitative or quantitative analysis. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by segment management on a regular basis. During the third quarter of fiscal 2021, we combined two reporting units into one reporting unit, following certain structural and leadership changes at the Company, specifically within the Architectural Framing Systems segment. Within this segment, as a result of integration efforts that are ongoing, leadership over the Tubelite and Alumicor reporting units has been combined and functional leaders in areas such as operations, sales, marketing and administration are responsible for allocating resources and reviewing results of the combined business. The goodwill of the individual reporting units was therefore aggregated to the combined reporting unit. We evaluated goodwill on a qualitative basis prior to and subsequent to this change and concluded that no adjustment to the carrying value of goodwill was necessary as a result of this change. In addition, no qualitative indicators of impairment were identified during the third quarter of fiscal 2021, and therefore, no interim quantitative goodwill impairment evaluation was performed. Following this change, we have eight reporting units, six of which have goodwill. If the fair value of a reporting unit exceeds the carrying value, goodwill impairment is not indicated. If the carrying amount of a reporting unit is determined to be higher than its estimated fair value, the excess is recognized as an impairment expense.

We estimate the fair value of a reporting unit using both the income approach and the market approach. The income approach uses a discounted cash flow methodology that involves significant judgment and projections of future performance. Assumptions about future revenues and future operating expenses, capital expenditures and changes in working capital are based on the annual operating plan and other business plans for each reporting unit. These plans take into consideration numerous factors, including historical experience, current and future operational plans, anticipated future economic conditions and growth expectations for the industries and end markets in which we participate. These projections are discounted using a weighted-average cost of capital, which considers the risk inherent in our projections of future cash flows. We determine the weighted-average cost of capital for this analysis by weighting the required returns on interest bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure, using published data where possible. We used discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and in the internally developed forecasts. The market approach uses a multiple of earnings and revenue based on guidelines for publicly traded companies.

Intangible assets
We have intangible assets for certain acquired trade names and trademarks which are determined to have indefinite useful lives. We test indefinite-lived intangible assets for impairment annually at the same measurement date as goodwill, the first day of our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment expense is recognized in an amount equal to that excess. If an impairment expense is recognized, the adjusted carrying amount becomes the asset's new accounting basis.

Fair value of indefinite-lived intangible assets is measured using the relief-from-royalty method. This method assumes the trade name or trademark has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from the asset. This method requires estimation of future revenue from the related asset, the appropriate royalty rate, and the weighted average cost of capital. The assessment of fair value involves significant judgment and projections about future performance.

Definite-lived intangible assets are amortized based on estimated useful lives ranging from 18 months to 30 years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The estimated useful lives of all intangible assets are reviewed annually, and we have determined that the remaining lives were appropriate.

Leases
On March 3, 2019, we adopted ASU 2016-02, Leases, which results in recognizing a right-of-use asset and lease liability on our consolidated balance sheet at lease commencement for leases with terms greater than twelve months. The initial lease liability is recognized at the present value of remaining lease payments over the lease term. Leases with an initial term of twelve months or less are not recorded on our consolidated balance sheet. We recognize lease expense for operating leases on a straight-line basis over the lease term. We combine lease and non-lease components, such as common area maintenance costs, in calculating the related asset and lease liabilities for all underlying asset groups. Refer to additional information in Note 8.

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

Derivatives and hedging activities
We are exposed to, among other risks, the impact of changes in aluminum prices, foreign currency exchange rates, and interest rates in the normal course of business. In order to manage the exposure and volatility arising from these risks, we utilize derivative financial instruments to offset a portion of these risks. We use derivative financial instruments only to the extent necessary to hedge identified business risks, and do not hold or issue derivative financial instruments for trading purposes and are not a party to leveraged derivatives.

All derivative instruments within the scope of ASC 815, Derivatives and Hedging, are recorded as either assets or liabilities at fair value on the consolidated balance sheets. All hedging instruments that qualify for hedge accounting are designated and effective as hedges with changes recognized in other comprehensive earnings (loss). Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. Cash flows from derivative instruments are classified in the statements of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. Please refer to Note 4 for further disclosure on derivatives.

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

During fiscal 2021, approximately 41 percent of our total revenue is recognized at the time products are shipped from our manufacturing facilities, which is when control is transferred to our customer, consistent with past practices. These businesses do not generate contract-related assets or liabilities. Variable consideration associated with these contracts and orders, generally related to early pay discounts or volume rebates, is not considered significant.

We also have three businesses which operate under long-term, fixed-price contracts, representing approximately 36 percent of our total revenue in the current year. The contracts for these businesses have a single, bundled performance obligation, as these businesses generally provide interrelated products and services and integrate these products and services into a combined output specified by the customer. The customer obtains control of this combined output, generally integrated window systems or installed window and curtainwall systems, over time. We measure progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract, and record that proportion of the total contract price as revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe this method of recognizing revenue is consistent with our progress in satisfying our contract obligations.

Due to the nature of the work required under these long-term contracts, the estimation of total revenue and costs incurred throughout a project is subject to many variables and requires significant judgment. It is common for these contracts to contain potential bonuses or penalties which are generally awarded or charged upon certain project milestones or cost or timing targets, and these can be based on customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on our assessments of anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

Long-term contracts are often modified to account for changes in contract specifications and requirements of work to be performed. We consider contract modifications to exist when the modification, generally through a change order, either creates new or changes existing enforceable rights and obligations, and we evaluate these types of modifications to determine whether they may be considered distinct performance obligations. In most cases, these contract modifications are for goods or services that are not distinct from the existing contract, due to the significant integration service provided in the context of the contract. Therefore, these modifications are accounted for as part of the existing contract. The effect of a contract modification on the transaction price and our measure of progress is recognized as an adjustment to revenue, generally on a cumulative catch-up basis.

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

Finally, we have one business, making up approximately 23 percent of our total revenue in the current year, that recognizes revenue following an over-time output method based upon units produced. The customer is considered to have control over the products at the time of production, as the products are highly customized with no alternative use, and we have an enforceable right to payment for performance completed over the production period. We believe this over-time output method of recognizing revenue reasonably depicts the fulfillment of our performance obligations under our contracts. Billings still occur upon shipment. Therefore, contract assets are generated for the unbilled amounts on contracts when production is complete. Variable consideration associated with these orders, generally related to early pay discounts, is not considered significant.

Additionally, we have made the following policy elections associated with revenue recognition:
•We account for shipping and handling activities that occur after control of the related goods transfers to the customer as fulfillment activities, instead of assessing such activities as performance obligations.
•We exclude from the transaction price all sales taxes related to revenue-producing transactions that are collected from the customer for a government authority. We are considered a pass-through conduit for collecting and remitting sales taxes.
•We generally expense incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs primarily relate to sales commissions and are included in selling, general and administrative expenses.
•We do not adjust contract price for a significant financing component, as we expect the period between when our goods and services are transferred to the customer and when the customer pays for those goods and services to be less than a year.

Shipping and handling
Amounts billed to a customer in a sales transaction related to shipping and handling are reported as revenue. Costs we incur for shipping and handling are reported as cost of sales.

Research and development
Research and development costs are expensed as incurred and were $15.3 million, $16.6 million and $19.5 million for fiscal 2021, 2020 and 2019, respectively. Of these amounts, $9.9 million, $8.0 million and $6.5 million, respectively, were focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and are included in cost of sales. The remainder of the expense is included within selling, general and administrative expenses.

Advertising
Advertising costs are expensed as incurred within selling, general and administrative expenses, and were $1.1 million in fiscal 2021, $1.4 million in fiscal 2020 and $1.5 million in fiscal 2019.

Income taxes
The Company recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. See Note 13 for additional information regarding income taxes.

Subsequent events
We have evaluated subsequent events for potential recognition and disclosure through the date of this filing. Subsequent to the end of the year, we purchased 173,000 shares of stock under our authorized share repurchase program, at a total cost of $6.2 million.

Adoption of new accounting standards
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including accounts receivable, and modifies the impairment model for available-for-sale debt securities.

We adopted this standard at the beginning of fiscal 2021, following the modified retrospective application approach. Additionally, the new guidance makes targeted improvements to the impairment model for certain available-for-sale debt securities, including eliminating the concept of "other than temporary" from that model. The portion of the guidance related to available-for-sale debt securities was adopted following a prospective approach. The adoption of this ASU did not have a significant impact on earnings or financial condition. Refer to additional disclosures in Notes 2 and 4.

Accounting standards not yet adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU removed exceptions on intraperiod tax allocations and reporting and provided simplification on accounting for franchise taxes, tax basis goodwill and tax law changes. We are evaluating the expected impact these amendments will have on our consolidated financial statements, but the impact is not expected to be significant.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. We are evaluating the expected impact these amendments and reference rate reform will have on our consolidated financial statements and various contracts but the impact is not expected to be significant.

2.Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 15 for disclosure of revenue by segment):

(In thousands)	February 27, 2021	February 29, 2020	March 2, 2019
Recognized at shipment	$504,583	$610,049	$623,357
Recognized over time	726,191	777,390	779,280
Total	$1,230,774	$1,387,439	$1,402,637

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

(In thousands)	2021	2020
Trade accounts	$120,534	$141,126
Construction contracts	12,163	20,808
Contract retainage	45,167	37,341
Total receivables	177,864	199,275
Less: allowance for credit losses	1,947	2,469
Receivables, net	$175,917	$196,806

The following table summarizes the activity in the allowance for credit losses:

(In thousands)	2021	2020
Beginning balance	$2,469	$4,372
Additions charged to costs and expenses	389	1,192
Deductions from allowance, net of recoveries	(887)	(3,085)
Other deductions	(24)	(10)
Ending balance	$1,947	$2,469

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

(In thousands)	February 27, 2021	February 29, 2020
Contract assets	$74,664	$110,923
Contract liabilities	25,000	35,954

The decrease in contract assets was due to a reduction in costs and earnings in excess of billings, which is driven by the settlement of matters related to a legacy EFCO project, as well as the timing of projects. The change in contract liabilities was due to timing of project activity from businesses that operate under long-term contracts.

Other contract-related disclosures

(In thousands)	February 27, 2021	February 29, 2020
Revenue recognized related to contract liabilities from prior year-end	$16,341	$23,221
Revenue recognized related to prior satisfaction of performance obligations	19,705	15,641

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that timeframe. Generally these contracts are in our businesses with long-term contracts which recognize revenue over time. As of February 27, 2021, the transaction price associated with unsatisfied performance obligations was approximately $857.5 million. The performance obligations are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	February 27, 2021
Within one year	$472,728
Within two years	316,847
Beyond	67,946
Total	$857,521

3.Supplemental Balance Sheet Information

Inventories

(In thousands)	2021	2020
Raw materials	$36,681	$36,611
Work-in-process	18,932	17,520
Finished goods	17,210	16,958
Total inventories	$72,823	$71,089

Other current liabilities

(In thousands)	2021	2020
Warranties	$12,298	$12,822
Accrued project losses	4,572	48,962
Income and other taxes	7,459	5,952
Accrued self-insurance reserves	6,482	8,307
Other	22,372	42,271
Total other current liabilities	$53,183	$118,314

Other non-current liabilities

(In thousands)	2021	2020
Deferred benefit from New Markets Tax Credit transactions	$15,717	$15,717
Retirement plan obligations	7,730	8,294
Deferred compensation plan	13,507	8,452
Deferred tax liabilities	8,310	7,940
Deferred payroll taxes	6,789	—
Other	16,430	16,459
Total other non-current liabilities	$68,483	$56,862

4.Financial Instruments

Marketable Securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
February 27, 2021	$12,517	$386	$10	$12,893
February 29, 2020	11,692	275	—	11,967

Prism insures a portion of our general liability, workers' compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, for the purpose of providing collateral for Prism's obligations under the reinsurance agreements.

The amortized cost and estimated fair values of our municipal and corporate bonds at February 27, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty. Gross realized gains and losses were insignificant for all periods presented.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$873	$881
Due after one year through five years	8,610	8,906
Due after five years through 10 years	2,234	2,277
Due beyond 15 years	800	829
Total	$12,517	$12,893

Derivative instruments
We use interest rate swaps, currency swaps, and forward purchase contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity price fluctuations. The information that follows explains the various types of derivatives and financial instruments we use, how such instruments are accounted for, and how such instruments impact our financial position and performance.

In fiscal 2020, we entered into an interest rate swap to hedge a portion of our exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility and term loan facility. As of February 27, 2021, the interest rate swap contract had a notional value of $50 million.

We periodically enter into forward purchase contracts to manage the risk associated with fluctuations in foreign currency rates (primarily related to the Canadian dollar and Euro) and aluminum prices, generally with an original maturity date of less than one year. As of February 27, 2021, we held foreign exchange forward contracts and aluminum purchase contracts with U.S. dollar notional values of $4.0 million and $3.0 million, respectively.

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

Financial assets and liabilities measured at fair value on a recurring basis were:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
February 27, 2021
Assets:
Money market funds	$26,034	$—	$26,034
Municipal and corporate bonds	—	12,893	12,893
Cash surrender value of life insurance	—	18,632	18,632
Foreign currency forward/option contract	—	606	606
Aluminum hedging contract	—	363	363
Liabilities:
Deferred compensation	—	13,507	13,507
Interest rate swap contract	—	504	504
February 29, 2020
Assets:
Money market funds	$2,689	$—	$2,689
Commercial paper	—	1,500	1,500
Municipal and corporate bonds	—	11,967	11,967
Cash surrender value of life insurance	—	16,560	16,560
Liabilities:
Deferred compensation	—	14,042	14,042
Foreign currency forward/option contract	—	340	340
Interest rate swap contract	—	561	561

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

Cash surrender value of life insurance and deferred compensation
Contracts insuring the lives of certain employees who are eligible to participate in non-qualified pension and deferred compensation plans are held in trust. Cash surrender value of the contracts is based on performance measurement funds that shadow the deferral investment allocations made by these participants. Changes in cash surrender value are recorded in other expense. The deferred compensation liability balances are valued based on amounts allocated by participants to the underlying performance measurement funds.

Derivative instruments
The interest rate swap is measured at fair value using unobservable market inputs, based off benchmark interest rates. Forward foreign exchange and forward purchase aluminum contracts are measured at fair value using unobservable market inputs, such as quotations on forward foreign exchange points, foreign currency exchange rates and forward purchase aluminum prices. Derivative positions are primarily valued using standard calculations and models that use as their basis readily observable market parameters. Industry standard data providers are our primary source for forward and spot rate information for interest and currency rates and aluminum prices.

Nonrecurring fair value measurements
We measure certain financial instruments at fair value on a nonrecurring basis including goodwill, intangible assets, property and equipment and right-of-use lease assets. These assets were initially measured and recognized at amounts equal to the fair value determined as of the date of acquisition or purchase subject to changes in value only for foreign currency translation.

Periodically, these assets are tested for impairment, by comparing their respective carrying values to the estimated fair value of the reporting unit or asset group in which they reside. In the event any of these assets were to become impaired, we would recognize an impairment expense equal to the amount by which the carrying value of the reporting unit, impaired asset or asset group exceeds its estimated fair value. Fair value measurements of reporting units are estimated using an income approach involving discounted cash flow models that contain certain Level 3 inputs requiring significant management judgment, including projections of economic conditions, customer demand and changes in competition, revenue growth rates, gross profit margins, operating margins, capital expenditures, working capital requirements, terminal growth rates and discount rates. Fair value measurements of the reporting units associated with our goodwill balances and our indefinite-lived intangible assets are estimated at least annually in the fourth quarter of each fiscal year for purposes of impairment testing if a quantitative analysis is performed.

See Note 1 and Note 6 for additional information on the impairment charges recorded to goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal 2021.

5.Property, Plant and Equipment

(In thousands)	2021	2020
Land	$3,607	$5,381
Buildings and improvements	204,660	210,171
Machinery and equipment	425,525	418,240
Office equipment and furniture	68,516	60,409
Construction in progress	13,750	17,496
Total property, plant and equipment	716,058	711,697
Less accumulated depreciation	(417,615)	(387,311)
Net property, plant and equipment	$298,443	$324,386

Depreciation expense was $43.9 million, $36.1 million, and $37.1 million in fiscal 2021, 2020, and 2019, respectively.

In September 2020, we sold a building in McCook, IL within our LSO segment for $25.1 million. The carrying value of the building was $4.3 million, and we recognized a gain on this sale of approximately $19.3 million, net of associated transaction costs, which is included as a reduction of selling, general and administrative expenses within our consolidated statements of operations. We entered into a separate operating lease agreement for this facility, which commenced in September 2020. Refer to Note 8 for related lease disclosures.

During fiscal 2021, we closed seven facilities within our Architectural Framing Systems segment, exited certain leases for those facilities, and provided certain termination benefits to employees across the company, resulting in restructuring-related costs of $5.8 million, of which $5.2 million is included within cost of sales and $0.6 million is included within selling, general and administrative expenses within our consolidated statements of operations.

Certain amounts associated with the restructuring expense incurred during fiscal 2021 are accrued as of year-end within accrued payroll and related costs and other current liabilities in the consolidated balance sheets, and are expected to be paid within the next fiscal year.

(In thousands)	Architectural Framing	Other	Total
Balance at February 29, 2020	$—	$—	$—
Restructuring expense	5,281	554	5,835
Payments	(716)	(163)	(879)
Other adjustments	(739)	—	(739)
Balance at February 27, 2021	$3,826	$391	$4,217

6.    Goodwill and Other Intangible Assets

Goodwill
Refer to Note 1 to the Consolidated Financial Statements for a description of the Accounting Policy related to Goodwill.

Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. We evaluate goodwill for impairment annually as of the first day of our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on the impairment analysis performed in the fourth quarter, estimated fair value was in excess of carrying value at six of our eight reporting units. However, estimated fair value did not exceed carrying value for two reporting units within the Architectural Framing Systems segment, EFCO and Sotawall. For these reporting units, we utilized a weighted-average cost of capital of 12.1 percent in determining the discounted cash flows in the fair value analysis and a long-term growth rate of 3.0 percent. As a result, as of February 27, 2021, we incurred goodwill impairment expense of $46.7 million and $17.1 million in our EFCO and Sotawall reporting units, respectively. The goodwill impairment expense recorded during the year ended February 27, 2021 represents the total accumulated goodwill impairment expenses recorded.

The carrying amount of goodwill attributable to each reporting segment was:

(In thousands)	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at March 2, 2019	$148,446	$25,709	$1,120	$10,557	$185,832
Foreign currency translation	(263)	(53)	—	—	(316)
Balance at February 29, 2020	148,183	25,656	1,120	10,557	185,516
Adjustment (1)	6,315	—	—	—	6,315
Impairment expense	(63,769)	—	—	—	(63,769)
Foreign currency translation	2,370	(334)	—	—	2,036
Balance at February 27, 2021	$93,099	$25,322	$1,120	$10,557	$130,098
(1) During the first quarter of fiscal 2021, we recorded a $6.3 million increase to goodwill and corresponding increase to deferred tax liabilities to correct an immaterial error related to prior periods. The error was not material to any previously reported annual or interim consolidated financial statements.

Indefinite-lived intangible assets
We have intangible assets for certain acquired trade names and trademarks which are determined to have indefinite useful lives. We test indefinite-lived intangible assets for impairment annually at the same measurement date as goodwill, the first day of our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Based on our analysis, the fair value of each of our trade names and trademarks exceeded carrying amount, except for the EFCO tradename, within our Architectural Framing Systems segment. The fair value determined for the EFCO tradename exceeded carrying value by $6.3 million and this amount was recognized as impairment expense in the fourth quarter ended February 27, 2021.

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Foreign Currency Translation	Net
February 27, 2021
Definite-lived intangible assets:
Customer relationships	$119,647	$(40,443)	$—	$3,315	$82,519
Other intangibles	41,293	(34,234)	—	643	7,702
Total definite-lived intangible assets	160,940	(74,677)	—	3,958	90,221
Indefinite-lived intangible assets:
Trademarks	45,300	—	(6,300)	832	39,832
Total intangible assets	$206,240	$(74,677)	$(6,300)	$4,790	$130,053
February 29, 2020
Definite-lived intangible assets:
Customer relationships	$120,239	$(33,121)	$—	$(592)	$86,526
Other intangibles	41,069	(32,516)	—	(189)	8,364
Total definite-lived intangible assets	161,308	(65,637)	—	(781)	94,890
Indefinite-lived intangible assets:
Trademarks	45,421	—	—	(120)	45,301
Total intangible assets	$206,729	$(65,637)	$—	$(901)	$140,191

Amortization expense on definite-lived intangible assets was $7.6 million, $7.7 million and $12.7 million in fiscal 2021, 2020 and 2019, respectively. Amortization expense is included within selling, general and administrative expenses for all intangible assets other than that of debt issuance costs, which is included in interest expense. Estimated future amortization expense for definite-lived intangible assets is:

(In thousands)	2022	2023	2024	2025	2026
Estimated amortization expense	$8,055	$7,963	$7,662	$7,316	$7,299

7.    Debt

As of February 27, 2021, we had a committed revolving credit facility with maximum borrowings of up to $235 million with a maturity of June 2024. There were no outstanding borrowings under the revolving credit facility, as of February 27, 2021 and borrowings of $47.5 million were outstanding as of February 29, 2020. As of February 27, 2021 and February 29, 2020, we also had a $150 million term loan. The term loan was amended during the third quarter of fiscal 2021 to extend the maturity date to June 2024.

Our revolving credit facility and term loan contain two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. If the Company is not in compliance with either of these covenants, our credit facility and term loan may be terminated and/or any amounts then outstanding may be declared immediately due and payable. At February 27, 2021, we were in compliance with both financial covenants. We have the ability to issue letters of credit of up to $80.0 million under the credit facility, the outstanding amounts of which decrease the available commitment. At February 27, 2021, $216.3 million was available under this revolving credit facility.

Debt at February 27, 2021 also included $15.0 million of industrial revenue bonds that mature in fiscal years 2022 through 2043. The fair value of the industrial revenue bonds approximated carrying value at February 27, 2021, due to the variable interest rates on these instruments. The bonds would be classified as Level 2 within the fair value hierarchy described in Note 4.

We also maintain two Canadian committed, revolving credit facilities totaling $25.0 million (USD). No borrowings were outstanding under the facilities in place as of February 27, 2021 or as of February 29, 2020.

Debt maturities and other selected information follows:

(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Maturities	$2,000	$1,000	$—	$150,000	$—	$12,000	$165,000

(In thousands, except percentages)	2021	2020
Average daily borrowings during the year	$187,397	$241,036
Maximum borrowings outstanding during the year	235,232	282,000
Weighted average interest rate during the year	1.89%	2.91%

(In thousands)	February 27, 2021	February 29, 2020	March 2, 2019
Interest on debt	$4,981	$8,891	$8,114
Other interest expense	604	326	335
Interest expense	$5,585	$9,217	$8,449

Interest payments were $4.6 million in fiscal February 27, 2021, $9.1 million in fiscal February 29, 2020 and $8.1 million in fiscal March 2, 2019.

8.    Leases

We have operating leases for certain of the buildings and equipment used in our operations. We determine if an arrangement contains a lease at inception. At the beginning of fiscal 2020, we adopted ASU 2016-20, Leases. We elected the package of practical expedients permitted under the transition guidance in adopting ASC 842, which among other things, allowed us to carry forward our historical lease classification. Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term. Our leases have remaining lease terms of one to ten years, some of which include renewal options that can extend the lease for up to an additional ten years at our sole discretion. We have made an accounting policy election not to record leases with an original term of 12 months or less on our consolidated balance sheet and such leases are expensed on a straight-line basis over the lease term.

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

The components of lease expense were as follows:

(In thousands)	February 27, 2021	February 29, 2020
Operating lease cost	$13,973	$13,671
Short-term lease cost	1,910	2,121
Variable lease cost	2,827	2,969
Total lease cost	$18,710	$18,761

Other supplemental information related to leases for the year ended February 27, 2021 was as follows:

(In thousands)	February 27, 2021	February 29, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$13,952	$13,614
Lease assets obtained in exchange for new operating lease liabilities	$23,772	$15,948
Weighted-average remaining lease term - operating leases	6.0 years	5.8 years
Weighted-average discount rate - operating leases	3.0%	3.6%

Future maturities of lease liabilities are as follows:

(In thousands)	2021
Fiscal 2022	$13,731
Fiscal 2023	12,249
Fiscal 2024	10,558
Fiscal 2025	9,290
Fiscal 2026	7,464
Thereafter	12,581
Total lease payments	65,873
Less: Amounts representing interest	4,183
Present value of lease liabilities	$61,690

9.    Employee Benefit Plans

401(k) Retirement Plan
We sponsor a single 401(k) retirement plan covering substantially all full-time, non-union employees, as well as union employees at two of our manufacturing facilities. Under the plan, employees are allowed to contribute up to 60 percent of eligible earnings to the plan, up to statutory limits. We match 100 percent of the first one percent contributed and 50 percent of the next five percent contributed on eligible compensation that non-union employees contribute and according to contract terms for union employees. In response to the effects of COVID-19 on our business, we suspended the matching contribution from June 1, 2020 until December 31, 2020. In total, our matching contributions were $3.5 million in fiscal 2021, $9.0 million in fiscal 2020 and $8.0 million in fiscal 2019.

Deferred Compensation Plan
We maintain a plan that allows participants to defer compensation. The deferred compensation liability was $15.0 million and $14.0 million at February 27, 2021 and February 29, 2020, respectively. We have investments in corporate-owned life insurance policies (COLI) of $18.6 million and money market funds (classified as cash equivalents) of $0.3 million with the intention of utilizing them as long-term funding sources for this plan. The COLI assets are recorded at their net cash surrender values and are included in other non-current assets in the consolidated balance sheet.

Plans under Collective Bargaining Agreements
We contribute to a number of multi-employer union retirement plans, which provide retirement benefits to the majority of our union-represented employees; none of the plans are considered significant. However, the risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:
•Assets contributed to these plans by one employer may be used to provide benefits to employees of other participating employers
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers
•If we choose to stop participating in some of these plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability

Our participation in these plans is outlined in the following table. The most recent Pension Protection Act zone status available in 2021 and 2020 relates to the plan years ending December 31, 2020 and December 31, 2019, respectively. The zone status is based on information that we have received from each plan, certified by an actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

		Pension Protection Act Zone Status		Contributions (In thousands)
Pension Fund	EIN/Pension Plan Number	2021	2020	2021	2020	2019	FIP/RP Status Pending/Implemented	Minimum Contribution	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement(1)
Atlanta Ironworkers Local Union 387 Pension Plan	58-6051152	Green	Green	$209	$35	$61	No	No	No	1/31/2017
Glazier's Union Local 27 Pension and Retirement Plan	36-6034076	Green	Green	290	165	58	No	No	No	5/31/2017
International Painters and Allied Trades Industry Pension Fund	52-6073909	Red	Red	932	525	544	Implemented	No	No	11/30/2017
Iron Workers Local Union No. 5 and Iron Workers Employers Assocation Employees Pension Trsut Fund	52-1075473	Green	Green	1,454	940	858	No	No	No	5/31/2017
Iron Workers Mid-America Pension Fund	36-6488227	Green	Green	431	767	446	No	No	No	5/31/2017
Iron Workers St. Louis District Council Pension Trust Fund	43-6052659	Green	Green	63	217	225	No	No	No
Western Glaziers Retirement Plan (Washington)	91-6123685	Green	Green	160	526	532	No	No	No	6/30/2017
Other funds				584	751	963
Total contributions				$4,123	$3,926	$3,687
(1) Plans include contributions required by collective bargaining agreements which have expired, but contain provisions automatically renewing their terms in the absence of a subsequent negotiated agreement.

The Company was listed in the plans' Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year contributions to Plan Exceeded More Than 5 Percent of Total Contributions
Iron Workers Local Union No. 5 and Iron Workers Employers Assocation Employees Pension Trsut Fund	2021, 2020 and 2019
Iron Workers Mid-America Pension Fund	2021 and 2020
Iron Workers St. Louis District Council Pension Trust Fund	2020
Western Glaziers Retirement Plan (Washington)	2020

Amounts contributed in fiscal 2021, 2020, and 2019 to defined contribution multiemployer plans were $1.5 million, $0.9 million and $1.3 million, respectively.

Obligations and Funded Status of Defined-Benefit Pension Plans
We sponsor the Tubelite Inc. Hourly Employees' Pension Plan, a defined-benefit pension plan that was frozen to new entrants in fiscal 2004, with no additional benefits accruing to plan participants after such time. We also sponsor an unfunded SERP, a defined-benefit pension plan that was frozen to new entrants in fiscal 2009, with no additional benefits accruing to plan participants after such time.

The following tables present reconciliations of the benefit obligation and the funded status of these plans. The Tubelite plan uses a measurement date as of the calendar month-end closest to our fiscal year-end, while the SERP uses a measurement date aligned with our fiscal year-end.

(In thousands)	2021	2020
Change in projected benefit obligation
Benefit obligation beginning of period	$14,371	$13,310
Interest cost	346	492
Actuarial (gain) loss	(175)	1,567
Benefits paid	(1,001)	(998)
Benefit obligation at measurement date	13,541	14,371
Change in plan assets
Fair value of plan assets beginning of period	$5,986	$5,330
Actual return on plan assets	(88)	1,002
Company contributions	654	652
Benefits paid	(1,001)	(998)
Fair value of plan assets at measurement date	5,551	5,986
Underfunded status	$(7,990)	$(8,385)

The funded status was recognized in the consolidated balance sheets as follows:

(In thousands)	2021	2020
Other non-current assets	$423	$591
Current liabilities	(683)	(682)
Other non-current liabilities	(7,730)	(8,294)
Total	$(7,990)	$(8,385)

The following was included in accumulated other comprehensive loss and has not yet been recognized as a component of net periodic benefit cost:

(In thousands)	2021	2020
Net actuarial loss	$5,416	$5,553

The net actuarial gain recognized in comprehensive earnings, net of tax expense, was $0.1 million in fiscal 2021, while the net actuarial loss recognized in comprehensive earnings, net of tax benefit, was $0.4 million in fiscal 2020.

Components of the defined-benefit pension plans' net periodic benefit cost:

(In thousands)	2021	2020	2019
Interest cost	$346	$492	$506
Expected return on assets	(211)	(182)	(40)
Amortization of unrecognized net loss	260	219	226
Net periodic benefit cost	$395	$529	$692

Total net periodic pension benefit cost is expected to be approximately $0.5 million in fiscal 2022. The estimated net actuarial gain for the defined-benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for fiscal 2022 is $0.2 million, net of tax expense.

Additional Information

Assumptions

Benefit Obligation Weighted-Average Assumptions	2021	2020	2019
Discount rate	2.60%	3.80%	3.80%

Net Periodic Benefit Expense Weighted-Average Assumptions	2021	2020	2019
Discount rate	2.50%	2.50%	3.85%
Expected long-term rate of return on assets	4.50%	4.50%	4.50%

Discount rate. The discount rate reflects the current rate at which the defined-benefit plans' pension liabilities could be effectively settled at the end of the year based on the measurement date. The discount rate was determined by matching the expected benefit payments to payments from the Principal Discount Yield Curve. There are no known or anticipated changes in the discount rate assumption that will have a significant impact on pension expense in fiscal 2022.

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

Contributions
Company contributions to the plans for fiscal 2021 and fiscal 2020 were $0.7 million in each year, which equaled or exceeded the minimum funding requirements.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid by the plans:

(In thousands)	2022	2023	2024	2025	2026	2027-2031
Estimated future benefit payments	$1,053	$1,007	$971	$935	$919	$4,136

10.    Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in the Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At February 27, 2021, $1.1 billion of these types of bonds were outstanding, of which, $532.4 million is on our backlog. These bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

(In thousands)	2021	2020
Balance at beginning of period	$15,629	$16,737
Additional accruals	5,758	8,224
Claims paid	(6,388)	(9,332)
Balance at end of period	$14,999	$15,629

Additionally, we are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services segment and certain of our Architectural Framing Systems businesses. We manage the risk of these exposures through contract negotiations, proactive project management and insurance coverages. The liability for these types of project-related contingencies was $4.6 million and $49.0 million as of February 27, 2021 and February 29, 2020, respectively. In the second quarter of fiscal 2021, we settled contract claims related to a majority of these project-related contingencies on a legacy EFCO project for an amount equal to the recorded contingency. During fiscal 2020, we received $15.0 million of insurance proceeds related to this project matter, which was included within cost of sales on our consolidated results of operations.
Letters of credit
At February 27, 2021, we had $18.7 million of ongoing letters of credit, all of which have been issued under our revolving credit facility, as discussed in Note 7. In connection with the settlement of contract claims related to a legacy EFCO project referenced above, the original project performance and payment bond related to the project was replaced, which required a $25.0 million letter of credit. The letter of credit for the replacement bond was issued outside of our committed revolving credit facility, with no impact on our borrowing capacity and debt covenants.

Purchase obligations
Purchase obligations, primarily for raw material commitments and capital expenditures totaled $253.5 million as of February 27, 2021.

Environmental liability
In fiscal 2008, we acquired one manufacturing facility which has certain historical environmental conditions. Remediation of these conditions is ongoing without significant disruption to our operations. The estimated remaining liability for these remediation activities was $0.5 million and $0.7 million at February 27, 2021 and February 29, 2020, respectively.

New Markets Tax Credit (NMTC) transactions
As of year-end fiscal 2021, we have three outstanding NMTC arrangements which help to support operational expansion. Proceeds received from investors on these transactions are included within other non-current liabilities on our consolidated balance sheets. The NMTC arrangements are subject to 100 percent tax credit recapture for a period of seven years from the date of each respective transaction. Upon the termination of each arrangement, these proceeds will be recognized in earnings in exchange for the transfer of tax credits. The direct and incremental costs incurred in structuring these arrangements have been deferred and are included in other non-current assets on our consolidated balance sheets. These costs will be recognized in conjunction with the recognition of the related proceeds on each arrangement. During the construction phase for each project, we are required to hold cash dedicated to fund each capital project which is classified as restricted cash on our consolidated balance sheets. Variable-interest entities, which have been included within our consolidated financial statements, have been created as a result of the structure of these transactions, as investors in the programs do not have a material interest in their underlying economics. During the third quarter of fiscal 2021, we settled one arrangement at the end of the seven year term and as a result, $7.4 million of operating income was recognized as a reduction to selling, general and administrative expenses within the Architectural Glass segment.

The table below provides a summary of our outstanding NMTC transactions (in millions):

Inception date	Termination date	Proceeds received	Deferred costs	Net benefit
June 2016	June 2023	$6.0	$1.2	$4.8
August 2018	August 2025	6.6	1.3	5.3
September 2018	September 2025	3.2	1.0	2.2
Total		$15.8	$3.5	$12.3

Litigation
From time to time, the Company is a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply and services industry, the Company is routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. We have in the past and are currently subject to product liability and warranty claims, including certain legal claims related to a commercial sealant product. The Company is also subject to litigation arising out of areas such as employment practices, workers compensation and general liability matters. Although it is very difficult to accurately predict the outcome of any such proceedings, facts currently available indicate that no matters will result in losses that would have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

11.    Shareholders' Equity

A class of 200,000 shares of junior preferred stock with a par value of $1.00 is authorized, but unissued.

Share Repurchases
During fiscal 2004, the Board of Directors authorized a share repurchase program, with subsequent increases in authorization. We repurchased 1,177,704 shares under the program during fiscal 2021, for a total cost of $32.9 million. We repurchased 686,997 shares under the program, for a total cost of $25.1 million, in fiscal 2020, and 1,257,983 shares under the program, for a total cost of $43.3 million, in fiscal 2019. The Company has repurchased a total of 7,132,616 shares, at a total cost of $207.3 million, since the inception of this program. We have remaining authority to repurchase 1,117,384 shares under this program, which has no expiration date.

In addition to the shares repurchased under this repurchase plan, during fiscal 2021, 2020 and 2019, the Company also withheld $3.0 million, $2.3 million and $2.0 million, respectively, of Company stock from employees in order to satisfy stock-for-stock option exercises or tax obligations related to stock-based compensation, pursuant to terms of board and shareholder-approved compensation plans.

Accumulated Other Comprehensive Loss
The following summarizes the accumulated other comprehensive loss, net of tax, at February 27, 2021 and February 29, 2020:

(In thousands)	2021	2020
Net unrealized gain on marketable securities	$302	$222
Foreign currency hedge	643	(832)
Pension liability adjustments	(4,152)	(4,257)
Foreign currency translation adjustments	(24,820)	(29,195)
Total accumulated other comprehensive loss	$(28,027)	$(34,062)

12.    Share-Based Compensation

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

Total stock-based compensation expense was $8.6 million in fiscal 2021, $6.6 million in fiscal 2020 and $6.3 million in fiscal 2019. We account for any forfeitures as they occur.

Stock Options and SARs
In June 2020, we granted 660,600 stock options which had a weighted average fair value per option at the date of grant of $5.01.

The fair value of each award grant is estimated on the date of grant using the binomial lattice option-pricing model with the following weighted-average assumptions used for grants in fiscal 2021.

2021
Dividend yield	3.3%
Expected volatility	40.0%
Risk-free interest rate	0.7%
Maximum price	$35.70

The expected stock price volatility is based on historical experience. The risk-free rate for periods that coincide with the expected life of the options is based on the U.S. Treasury Department yield curve in effect at the time of grant.

Stock option and SAR activity for the current fiscal year is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value at Year-End
Outstanding at February 29, 2020	100,341	$8.34
Awards granted	660,600	23.04
Awards exercised	(127,241)	11.45
Outstanding at February 27, 2021	633,700	$23.04	9.3 years	$9,099,932
Vested or expected to vest at February 27, 2021	633,700	$23.04	9.3 years	$9,099,932
Exercisable at February 27, 2021	215,600	$23.04	9.3 years	$3,096,016

Cash proceeds from the exercise of stock options were $1.5 million for fiscal 2021 and $0.2 million for fiscal 2019. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $1.8 million in fiscal 2021 and $0.6 million in fiscal 2019. No awards were issued or exercised during fiscal 2020.

Nonvested Share Awards and Units
The following table summarizes nonvested share activity for fiscal February 27, 2021:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
February 29, 2020	309,259	$40.58
Granted	387,858	21.66
Vested	(219,081)	35.51
Canceled	(2,809)	34.03
February 27, 2021	475,227	$27.52

At February 27, 2021, there was $7.9 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 29 months. The total fair value of shares vested during fiscal February 27, 2021 was $6.1 million.

13.    Income Taxes

Earnings before income taxes consisted of the following:

(In thousands)	2021	2020	2019
United States	$45,651	$97,297	$60,042
International	(23,040)	(17,547)	(1,380)
Earnings before income taxes	$22,611	$79,750	$58,662

The components of income tax expense (benefit) for each of the last three fiscal years are as follows:

(In thousands)	2021	2020	2019
Current
Federal	$11,495	$8,493	$22,746
State and local	702	2,064	(4,437)
International	1,642	(2,720)	(459)
Total current	13,839	7,837	17,850
Deferred
Federal	(2,860)	9,513	(12,409)
State and local	538	2,152	6,275
International	(4,138)	(1,202)	628
Total deferred	(6,460)	10,463	(5,506)
Total non-current tax (benefit) expense	(204)	(464)	624
Total income tax expense	$7,175	$17,836	$12,968

Income tax payments, net of refunds, were $14.1 million, $17.8 million and $16.5 million in fiscal 2021, 2020 and 2019, respectively.

The following table provides a reconciliation of the statutory federal income tax rate to our consolidated effective tax rates:

	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	1.0	4.0	2.7
Foreign tax rate differential	4.6	(0.3)	0.8
Nondeductible goodwill impairment expense	5.6	—	—
Research & development tax credit	(5.3)	(1.6)	(2.7)
§162(m) Executive Compensation Limitation	3.6	—	—
Other, net	1.2	(0.7)	0.3
Consolidated effective income tax rate	31.7%	22.4%	22.1%

The estimated effective tax rate for fiscal 2021 increased 9.3 percentage points from fiscal 2020, primarily due to nondeductible goodwill impairment expense in Canada and the impact of the unfavorable permanent items in relation to reduced earnings in fiscal 2021.

Deferred tax assets and deferred tax liabilities at February 27, 2021 and February 29, 2020 were:

(In thousands)	2021	2020
Deferred tax assets
Accrued expenses	$6,309	$15,832
Deferred compensation	9,452	7,934
Employment tax accrual	1,483	—
Goodwill and other intangibles	4,215	—
Liability for unrecognized tax benefits	1,916	1,941
Unearned income	5,778	5,238
Operating lease liabilities	16,039	6,640
Net operating losses and tax credits	9,952	11,093
Other	1,984	1,502
Total deferred tax assets	57,128	50,180
Less: valuation allowance	(7,435)	(8,727)
Deferred tax assets, net of valuation allowance	49,693	41,453

(In thousands)	2021	2020
Deferred tax liabilities
Accrued expenses	1,095	—
Goodwill and other intangibles	3,263	8,166
Depreciation	34,573	32,296
Operating lease, right-of-use assets	15,435	6,666
Other	820	—
Total deferred tax liabilities	55,186	47,128
Net deferred tax liabilities	$(5,493)	$(5,675)

The Company has state and foreign net operating loss carryforwards with a tax effect of $10.0 million. A valuation allowance of $7.4 million has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefits in future periods.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2018, or state and local income tax examinations for years prior to fiscal 2013. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2017, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

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

If we were to prevail on all unrecognized tax benefits recorded, $2.2 million, $2.6 million and $3.1 million for fiscal 2021, 2020 and 2019, respectively, would benefit the effective tax rate. Also included in the balance of unrecognized tax benefits for fiscal 2021, 2020 and 2019, are $1.6 million, $1.5 million and $2.0 million, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. For fiscal 2021, 2020 and 2019, we accrued penalties and interest related to unrecognized tax benefits of $0.3 million.

The following table provides a reconciliation of the total amounts of gross unrecognized tax benefits:

(In thousands)	2021	2020	2019
Gross unrecognized tax benefits at beginning of year	$4,071	$5,111	$4,705
Gross increases in tax positions for prior years	106	82	500
Gross decreases in tax positions for prior years	(351)	(1,100)	(377)
Gross increases based on tax positions related to the current year	429	425	1,067
Settlements	(96)	(15)	(303)
Statute of limitations expiration	(404)	(432)	(481)
Gross unrecognized tax benefits at end of year	$3,755	$4,071	$5,111

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the ability to carryback net operating losses arising in taxable years from 2018 through 2020. While these provisions did not impact the Company, a provision related to the temporary deferral of the employer share of payroll taxes allowed us to defer remittance of $13.6 million of payroll taxes in calendar 2020, which will be repaid equally in calendar years 2021 and 2022.

14.Earnings per Share

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

(In thousands)	2021	2020	2019
Basic earnings per share - weighted average common shares outstanding	25,955	26,474	27,802
Weighted average effect of nonvested share grants and assumed exercise of stock options	349	255	280
Diluted earnings per share - weighted average common shares and potential common shares outstanding	26,304	26,729	28,082
Stock awards excluded from the calculation of earnings per share because the award price was greater than the average market price of the common shares	111	99	134

15.Business Segment Data

We have four reporting segments:
•The Architectural Framing Systems segment designs, engineers, fabricates and finishes the aluminum frames used in customized aluminum and glass window, curtainwall, storefront and entrance systems comprising the outside skin and entrances of commercial, institutional and high-end multi-family residential buildings.
•The Architectural Glass segment fabricates coated, high-performance glass used globally in customized window and wall systems comprising the outside skin of commercial, institutional and high-end multi-family residential buildings.
•The Architectural Services segment provides full-service installation of the walls of glass, windows and other curtainwall products making up the outside skin of commercial and institutional buildings.
•The Large-Scale Optical Technologies (LSO) segment manufactures value-added glass and acrylic products for framing and display applications.

(In thousands)	2021	2020	2019
Net Sales
Architectural Framing Systems	$570,850	$686,596	$720,829
Architectural Glass	330,256	387,191	367,203
Architectural Services	295,807	269,140	286,314
Large-Scale Optical	70,050	87,911	88,493
Intersegment elimination	(36,189)	(43,399)	(60,202)
Total	$1,230,774	$1,387,439	$1,402,637
Operating (Loss) Income
Architectural Framing Systems	$(44,761)	$36,110	$49,660
Architectural Glass	18,678	20,760	16,503
Architectural Services	31,182	23,582	30,509
Large-Scale Optical	31,203	22,642	23,003
Corporate and other	(10,775)	(15,246)	(52,391)
Total	$25,527	$87,848	$67,284
Depreciation and Amortization
Architectural Framing Systems	$27,298	$25,432	$28,937
Architectural Glass	15,102	13,570	13,009
Architectural Services	1,430	1,305	1,234
Large-Scale Optical	3,338	3,256	3,692
Corporate and other	4,272	3,232	2,926
Total	$51,440	$46,795	$49,798

(In thousands)	2021	2020	2019
Capital Expenditures
Architectural Framing Systems	$9,907	$22,744	$19,098
Architectural Glass	9,574	19,862	27,722
Architectural Services	1,480	1,749	1,433
Large-Scale Optical	869	3,153	6,989
Corporate and other	4,335	3,920	5,475
Total	$26,165	$51,428	$60,717
Identifiable Assets
Architectural Framing Systems	$511,608	$604,870	$617,001
Architectural Glass	271,520	291,104	281,817
Architectural Services	79,465	107,538	59,227
Large-Scale Optical	64,474	62,831	61,031
Corporate and other	88,032	62,648	49,092
Total	$1,015,099	$1,128,991	$1,068,168

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

(In thousands)	2021	2020	2019
Net Sales
United States	$1,115,872	$1,254,311	$1,259,319
Canada	102,721	120,498	128,735
Brazil	12,181	12,630	14,583
Total	$1,230,774	$1,387,439	$1,402,637
Long-Lived Assets
United States	$285,007	$307,782	$297,072
Canada	9,707	11,130	12,563
Brazil	3,729	5,474	6,188
Total	$298,443	$324,386	$315,823

Apogee's export net sales from U.S. operations were $33.1 million, $54.7 million, and $56.3 million in fiscal 2021, 2020, and 2019, respectively, representing approximately 3 percent of consolidated net sales in each of these fiscal years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

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

Management's Annual Report on Internal Control Over Financial Reporting. The report of management required under this Item 9A is contained on page 27 in Item 8 of this Annual Report on Form 10-K under the caption “Management's Annual Report on Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained on page 28 in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

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

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, CODE OF ETHICS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Ethics and Conduct that applies to all of our employees, including our principal executive officer, president, principal financial officer and principal accounting officer, and Board of Directors. The Code of Business Ethics and Conduct is published on the “Investors-Governance” section of our website at www.apog.com. Any amendments to the Code of Business Ethics and Conduct and waivers of the Code of Business Ethics and Conduct for our Chief Executive Officer and Chief Financial Officer will be published on our website.

The other information required by this item, other than the information set forth in Part I above under the heading “Information About Our Executive Officers,” is set forth under the headings “Proposal 1: Election of Directors,” “Frequently Asked Questions - How Can I Recommend or Nominate a Director Candidate?”, “Corporate Governance - Board Meetings and 2020 Annual Meeting of Shareholders,” and “Corporate Governance - Board Committee Responsibilities, Meetings and Membership” in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 23, 2021, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end (our 2021 Proxy Statement). This information is incorporated herein by reference.

ITEM 11.EXECUTIVE AND DIRECTOR COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation” and “Non-Employee Director Compensation" in our 2021 Proxy Statement. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the headings “Equity Compensation Plan Information”, “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” in our 2021 Proxy Statement. This information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the headings “Corporate Governance - Director Independence” and "Corporate Governance - Certain Relationships and Related Transactions" in our 2021 Proxy Statement. This information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the headings “Audit Committee Report" and "Fees Paid to Independent Registered Public Accounting Firm - Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our 2021 Proxy Statement. This information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)List of documents filed as a part of this report:

1.Financial Statements - The consolidated financial statements listed below are set forth in Item 8 of Part II of this report.

Consolidated Balance Sheets as of February 27, 2021 and February 29, 2020

Consolidated Results of Operations for the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

Consolidated Statements of Comprehensive Earnings for the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

Consolidated Statements of Cash Flows for the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

Consolidated Statements of Shareholders' Equity for the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

Notes to Consolidated Financial Statements

2.Financial Statement Schedules - Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves(1)	Other Changes(2)	Balance at End of Period
Allowances for credit losses
For the year ended February 27, 2021	$2,469	$389	$887	$(24)	$1,947
For the year ended February 29, 2020	4,372	1,192	3,085	(10)	2,469
For the year ended March 2, 2019	1,530	3,090	223	(25)	4,372
(1) Net of recoveries
(2) Result of foreign currency effects

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.Exhibits - Exhibits marked with an asterisk (*) identify each management contract or compensatory plan or arrangement. Exhibits marked with a pound sign (#) are filed herewith. The remainder of the exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year-ended February 28, 2004.
3.2	Articles of Amendment to Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on January 16, 2020.

3.3	Amended and Restated Bylaws of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on July 3, 2018.
4.1	Specimen certificate for shares of common stock of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended March 3, 2012.
4.2	Description of Securities. Incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended February 29, 2020.
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

10.4*#	Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of April 21, 2021).
10.5*
Apogee Enterprises, Inc. Non-Employee Director Charitable Matching Contribution Program. Incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year-ended February 26, 2005.

10.6*	Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on October 17, 2006.
10.7*
First Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on October 15, 2008.

10.8*
Second Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on March 4, 2009.

10.9*
Third Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on October 12, 2010.

10.10*
Fourth Amendment of Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed on January 6, 2011.

10.11*	Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on October 17, 2006.
10.12*	First Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K filed on October 15, 2008.
10.13*	Second Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.8 to Registrant's Current Report on Form 8-K filed on March 4, 2009.
10.14*	Third Amendment of Apogee Enterprises, Inc. Partnership Plan (2005 Restatement). Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed on January 6, 2011.
10.15*	Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 28, 2011.
10.16*
Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as amended and restated (2014). Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed on July 24, 2014.

10.17*
Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on June 30, 2009.

10.18*
Restricted Stock Deferral Program under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as Amended and Restated (2014) (2015 Statement). Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 30, 2015.

10.19*
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

10.21*	Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, effective January 1, 2011. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 12, 2010.
10.22*	First Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 1, 2014.
10.23*	Second Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on June 29, 2016.

10.24*
Third Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, dated October 5, 2017. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 10, 2017.

10.25*
Fourth Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, dated June 28, 2018. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on July 3, 2018.

10.26
Stock Purchase Agreement, dated as of April 28, 2017, by and among Apogee Enterprises, Inc., EFCO Corporation, and Pella Corporation. Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 2, 2017.

10.27*	Form of Change-in-Control Severance Agreement. Incorporated herein by reference to Exhibit 10.38 to Registrant's Annual Report on Form 10-K filed on April 30, 2018.
10.28*	Apogee Enterprises, Inc. 401(k) Retirement Plan, effective January 1, 2015. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed October 9, 2015.
10.29*	Apogee Enterprises, Inc. 2019 Stock Incentive Plan. Incorporated by reference to Exhibit 4.5 to Registrant's Registration Statement on Form S-8 filed on February 12, 2020.
10.30*	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2019 Stock Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 16, 2020.
10.31*	Form of Stock Option Agreement under the Apogee Enterprises, Inc. 2019 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on July 7, 2020.
10.32*	Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 4.6 to Registrant's Registration Statement on Form S-8 filed on February 12, 2020.
10.33*
Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 16, 2020.

10.34*
Form of Deferred Restricted Stock Unit Agreement under the Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 16, 2020.

10.35*
Restricted Stock Deferral Program Under the Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 29, 2020.

10.36*
Form of Restricted Stock Unit Agreement under the Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on April 29, 2020.

10.37*	Form of CEO Evaluation-Based Incentive Agreement. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 30, 2019.
10.38*	Offer Letter dated May 27, 2020 between Apogee Enterprises, Inc. and Nisheet Gupta. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on July 9, 2020.
10.39*	Form of Annual Cash Incentive Award Agreement. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on July 7, 2020.
10.40*
Transition Agreement between Apogee Enterprises, Inc. and Joseph F. Puishys, dated September 15, 2020. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 17, 2020.

10.41*
Employment Agreement between Apogee Enterprises, Inc. and Ty R. Silberhorn, dated December 15, 2020. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 21, 2020.

10.42*
Form of Restricted Stock Award Agreement entered into by Apogee Enterprises, Inc. and Ty R. Silberhorn on January 4, 2021. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 21, 2020.

10.43
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

10.44
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

10.45
Amendment No. 2 to Third Amended and Restated Credit Agreement dated as of November 6, 2020, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders referred to therein, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and U.S. Bank National Association, as Syndication Agent and Issuing Lender. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2020.

21#	Subsidiaries of the Registrant.
23#	Consent of Deloitte & Touche LLP.
31.1#	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2#	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Apogee Enterprises, Inc.'s Annual Report on Form 10-K for the year ended February 27, 2021 are furnished herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of February 27, 2021 and February 29, 2020, (ii) the Consolidated Results of Operations for the three years ended February 27, 2021, February 29, 2020 and March 2, 2019, (iii) the Consolidated Statements of Comprehensive Earnings for the three years February 27, 2021, February 29, 2020 and March 2, 2019, (iv) the Consolidated Statements of Cash Flows for the three years ended February 27, 2021, February 29, 2020 and March 2, 2019, (v) the Consolidated Statements of Shareholders' Equity for the three years ended February 27, 2021, February 29, 2020 and March 2, 2019 and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 2021.

APOGEE ENTERPRISES, INC.

/s/ Ty R. Silberhorn
Ty R. Silberhorn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 22, 2021.

Signature	Title	Signature	Title
/s/ Ty R. Silberhorn	Chief Executive Officer and	/s/ Nisheet Gupta	Executive Vice President and
Ty R. Silberhorn	Director (Principal Executive Officer)	Nisheet Gupta	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Donald A. Nolan		/s/ Elizabeth M. Lilly
Donald A. Nolan	Chairman	Elizabeth M. Lilly	Director

/s/ Bernard P. Aldrich		/s/ Herbert K. Parker
Bernard P. Aldrich	Director	Herbert K. Parker	Director

/s/ Christina M. Alvord		/s/ Mark A. Pompa
Christina M. Alvord	Director	Mark A. Pompa	Director

/s/ Frank G. Heard		/s/ Patricia K. Wagner
Frank G. Heard	Director	Patricia K. Wagner	Director

/s/ Lloyd E. Johnson
Lloyd E. Johnson	Director