Form 10-Q
period 2021-05-29
APOGEE ENTERPRISES, INC.
filed 2021-07-01
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 29, 2021

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
(Former name, former address and former fiscal year, if changed since last report)
_________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.33 1/3 per share	APOG	The Nasdaq Stock Market LLC
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of June 28, 2021, 25,526,814 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except stock data)	May 29, 2021	February 27, 2021
Assets
Current assets
Cash and cash equivalents	$36,469	$47,277
Receivables, net	172,433	175,917
Inventories	70,867	72,823
Costs and earnings on contracts in excess of billings	28,390	29,497
Other current assets	23,973	25,160
Total current assets	332,132	350,674
Property, plant and equipment, net	292,296	298,443
Operating lease right-of-use assets	56,277	58,864
Goodwill	131,461	130,098
Intangible assets	131,980	130,053
Other non-current assets	46,557	46,967
Total assets	$990,703	$1,015,099
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$74,312	$76,204
Accrued payroll and related benefits	37,041	50,125
Billings on contracts in excess of costs and earnings	16,873	22,789
Operating lease liabilities	12,438	13,251
Current portion of debt	3,000	2,000
Other current liabilities	44,541	53,183
Total current liabilities	188,205	217,552
Long-term debt	162,000	163,000
Non-current operating lease liabilities	47,184	48,439
Non-current self-insurance reserves	25,784	24,880
Other non-current liabilities	69,979	68,483
Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 25,605,924 and 25,713,688 respectively	8,535	8,571
Additional paid-in capital	158,341	154,958
Retained earnings	352,130	357,243
Accumulated other comprehensive loss	(21,455)	(28,027)
Total shareholders’ equity	497,551	492,745
Total liabilities and shareholders’ equity	$990,703	$1,015,099
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended
(In thousands, except per share data)	May 29, 2021	May 30, 2020
Net sales	$326,006	$289,095
Cost of sales	258,296	228,844
Gross profit	67,710	60,251
Selling, general and administrative expenses	51,668	53,782
Operating income	16,042	6,469
Interest expense, net	1,238	1,414
Other expense, net	315	1,049
Earnings before income taxes	14,489	4,006
Income tax expense	3,672	1,130
Net earnings	$10,817	$2,876
Earnings per share - basic	$0.43	$0.11
Earnings per share - diluted	$0.42	$0.11
Weighted average basic shares outstanding	25,402	26,168
Weighted average diluted shares outstanding	25,822	26,418
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three Months Ended
(In thousands)	May 29, 2021	May 30, 2020
Net earnings	$10,817	$2,876
Other comprehensive earnings (loss):
Unrealized gain on marketable securities, net of $— and $26 of tax expense, respectively	—	97
Unrealized gain (loss) on derivative instruments, net of $211 and $(189) of tax expense (benefit), respectively	692	(617)
Foreign currency translation adjustments	5,880	(6,151)
Other comprehensive earnings (loss)	6,572	(6,671)
Total comprehensive earnings (loss)	$17,389	$(3,795)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(In thousands)	May 29, 2021	May 30, 2020
Operating Activities
Net earnings	$10,817	$2,876
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,980	12,540
Share-based compensation	1,674	1,406
Deferred income taxes	941	(738)
Noncash lease expense	3,098	2,945
Other, net	58	1,039
Changes in operating assets and liabilities:
Receivables	4,455	39,650
Inventories	2,252	(4,700)
Costs and earnings on contracts in excess of billings	1,205	7,558
Accounts payable and accrued expenses	(22,449)	(22,334)
Billings on contracts in excess of costs and earnings	(6,434)	(17,181)
Refundable and accrued income taxes	1,410	2,847
Operating lease liability	(3,113)	(2,781)
Other	(11)	849
Net cash provided by operating activities	6,883	23,976
Investing Activities
Capital expenditures	(4,705)	(8,606)
Other	557	(1,082)
Net cash used by investing activities	(4,148)	(9,688)
Financing Activities
Borrowings on line of credit	—	139,500
Payments on line of credit	—	(146,500)
Proceeds from exercise of stock options	4,115	—
Repurchase and retirement of common stock	(12,625)	(4,731)
Dividends paid	(5,035)	(4,872)
Other	(712)	(731)
Net cash used by financing activities	(14,257)	(17,334)
Decrease in cash and cash equivalents	(11,522)	(3,046)
Effect of exchange rates on cash	714	(270)
Cash, cash equivalents and restricted cash at beginning of year	47,277	14,952
Cash, cash equivalents and restricted cash at end of period	$36,469	$11,636
Noncash Activity
Capital expenditures in accounts payable	$1,058	$1,458
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 27, 2021	25,714	$8,571	$154,958	$357,243	$(186)	$186	$(28,027)	$492,745
Net earnings	—	—	—	10,817	—	—	—	10,817
Unrealized gain on marketable securities, net of $— tax expense	—	—	—	—	—	—	—	—
Unrealized loss on foreign currency hedge, net of $211 tax expense	—	—	—	—	—	—	692	692
Foreign currency translation adjustments	—	—	—	—	—	—	5,880	5,880
Issuance of stock, net of cancellations	90	30	(7)	—	(3)	3	—	23
Share-based compensation	—	—	1,674	—	—	—	—	1,674
Exercise of stock options	179	60	4,055	—	—	—	—	4,115
Share repurchases	(357)	(119)	(2,218)	(10,288)	—	—	—	(12,625)
Other share retirements	(20)	(7)	(121)	(607)	—	—	—	(735)
Cash dividends	—	—	—	(5,035)	—	—	—	(5,035)
Balance at May 29, 2021	25,606	$8,535	$158,341	$352,130	$(189)	$189	$(21,455)	$497,551

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 29, 2020	26,443	$8,814	$154,016	$388,010	$(685)	$685	$(34,062)	$516,778
Net earnings	—	—	—	2,876	—	—	—	2,876
Unrealized gain on marketable securities, net of $26 tax expense	—	—	—	—	—	—	97	97
Unrealized loss on foreign currency hedge, net of $189 tax benefit	—	—	—	—	—	—	(617)	(617)
Foreign currency translation adjustments	—	—	—	—	—	—	(6,151)	(6,151)
Issuance of stock, net of cancellations	183	62	(39)	—	(11)	11	—	23
Share-based compensation	—	—	1,406	—	—	—	—	1,406
Share repurchases	(231)	(77)	(1,370)	(3,284)	—	—	—	(4,731)
Other share retirements	(26)	(9)	(151)	(505)	—	—	—	(665)
Cash dividends	—	—	—	(4,872)	—	—	—	(4,872)
Balance at May 30, 2020	26,369	$8,790	$153,862	$382,225	$(696)	$696	$(40,733)	$504,144

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 27, 2021. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three-month period ended May 29, 2021 are not necessarily indicative of the results to be expected for the full year.

COVID-19 update
During fiscal 2021, as a result of the global COVID-19 pandemic, we experienced some delays in commercial construction projects and orders and other disruptions to our business, including various physical distancing and health-related precautions, and we were required to close operations at two facilities in our Large-Scale Optical (LSO) segment for a portion of fiscal 2021 due to governmental orders. We were also impacted by quarantine-related absenteeism among our production workforce, resulting in labor constraints at some of our facilities. In the first quarter of fiscal 2022, the negative impacts on our business due to the COVID-19 pandemic have moderated. The extent to which COVID-19 will continue to impact our business in the future will depend in part on the effectiveness of ongoing public health initiatives, which have been boosted by vaccine production and distribution.

Adoption of new accounting standards
In the current quarter, we adopted the guidance in ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU removed exceptions on intra-period tax allocations and reporting and provided simplification on accounting for franchise taxes, tax basis goodwill and tax law changes. The adoption of this ASU did not have a significant impact on the consolidated financial statements.

In the current quarter, we adopted the guidance in ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The adoption of this ASU did not have a significant impact on the consolidated financial statements.

Subsequent events
We have evaluated subsequent events for potential recognition and disclosure through the date of this filing. Subsequent to the end of the quarter, we purchased 86,933 shares of stock under our authorized share repurchase program, at a total cost of $3.4 million.

2.Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 12 for disclosure of revenue by segment):

	Three Months Ended
(In thousands)	May 29, 2021	May 30, 2020
Recognized at shipment	$140,283	$116,163
Recognized over time	185,723	172,932
Total	$326,006	$289,095

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

(In thousands)	May 29, 2021	February 27, 2021
Trade accounts	$123,501	$120,534
Construction contracts	2,181	12,163
Contract retainage	49,006	45,167
Total receivables	174,688	177,864
Less: allowance for credit losses	2,255	1,947
Net receivables	$172,433	$175,917

The following table summarizes the activity in the allowance for credit losses:

(In thousands)	May 29, 2021	February 27, 2021
Beginning balance	$1,947	$2,469
Additions charged to costs and expenses	332	389
Deductions from allowance, net of recoveries	(69)	(887)
Other changes (1)	45	(24)
Ending balance	$2,255	$1,947
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

(In thousands)	May 29, 2021	February 27, 2021
Contract assets	$77,396	$74,664
Contract liabilities	18,955	25,000

The change in contract assets and contract liabilities was mainly due to timing of project activity within our businesses that operate under long-term contracts.

Other contract-related disclosures	Three Months Ended
(In thousands)	May 29, 2021	May 30, 2020
Revenue recognized related to contract liabilities from prior year-end	$14,100	$13,011
Revenue recognized related to prior satisfaction of performance obligations	2,164	2,877

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that timeframe. Generally, these contracts are in our businesses with long-term contracts which recognize revenue over time. As of May 29, 2021, the transaction price associated with unsatisfied performance obligations was approximately $855.0 million. The performance obligations are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	May 29, 2021
Within one year	$464,123
Within two years	306,360
Beyond	84,478
Total	$854,961

3.Supplemental Balance Sheet Information

Inventories

(In thousands)	May 29, 2021	February 27, 2021
Raw materials	$36,751	$36,681
Work-in-process	19,210	18,932
Finished goods	14,906	17,210
Total inventories	$70,867	$72,823

Other current liabilities

(In thousands)	May 29, 2021	February 27, 2021
Warranties	$12,023	$12,298
Accrued project losses	1,697	4,572
Property and other taxes	7,265	7,459
Accrued self-insurance reserves	2,620	6,482
Other	20,936	22,372
Total other current liabilities	$44,541	$53,183

Other non-current liabilities

(In thousands)	May 29, 2021	February 27, 2021
Deferred benefit from New Market Tax Credit transactions	$15,717	$15,717
Retirement plan obligations	7,706	7,730
Deferred compensation plan	13,429	13,507
Deferred tax liabilities	9,851	8,310
Deferred payroll taxes	6,789	6,789
Other	16,487	16,430
Total other non-current liabilities	$69,979	$68,483

4.Financial Instruments

Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
May 29, 2021	$12,372	$384	$7	$12,749
February 27, 2021	12,517	386	10	12,893

Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of these bonds at May 29, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$713	$717
Due after one year through five years	8,507	8,812
Due after five years through 10 years	2,352	2,392
Due beyond 15 years	800	828
Total	$12,372	$12,749

Derivative instruments
We use interest rate swaps, foreign exchange forward contracts, commodity swaps and forward purchase contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity price fluctuations. The information that follows explains the various types of derivatives and financial instruments we use, how such instruments are accounted for, and how such instruments impact our financial position and performance.

In fiscal 2020, we entered into an interest rate swap to hedge exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility and term loan. As of May 29, 2021, the interest rate swap contract had a notional value of $40 million.

We periodically enter into forward purchase contracts and/or fixed/floating swaps to manage the risk associated with fluctuations in aluminum prices and fluctuations in foreign exchange rates (primarily related to the Canadian dollar). These contracts generally have an original maturity date of less than one year. As of May 29, 2021, we held foreign exchange forward contracts and aluminum fixed/floating swaps with U.S. dollar notional values of $10.5 million and $5.8 million, respectively.

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
May 29, 2021
Assets:
Money market funds	$13,991	$—	$13,991
Municipal and corporate bonds	—	12,749	12,749
Cash surrender value of life insurance	—	18,474	18,474
Foreign currency forward/option contracts	—	577	577
Aluminum hedge contracts	—	872	872
Liabilities:
Deferred compensation	—	14,888	14,888
Interest rate swap contract	—	361	361

February 27, 2021
Assets:
Money market funds	$26,034	$—	$26,034
Municipal and corporate bonds	—	12,893	12,893
Cash surrender value of life insurance	—	18,632	18,632
Foreign currency forward/option contracts	—	606	606
Aluminum hedge contracts	—	363	363
Liabilities:
Deferred compensation	—	13,507	13,507
Interest rate swap contract	—	504	504

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

Derivative instruments
The interest rate swap is measured at fair value using other observable market inputs, based off of benchmark interest rates. Forward foreign exchange and fixed/floating aluminum contracts are measured at fair value using other observable market inputs, such as quotations on forward foreign exchange points, foreign currency exchange rates, and forward purchase aluminum prices. Derivative positions are primarily valued using standard calculations and models that use as their basis readily observable market parameters. Industry standard data providers are our primary source for forward and spot rate information for both interest and currency rates and aluminum prices.

5.Goodwill and Other Intangible Assets

Goodwill
Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. We evaluate goodwill for impairment annually as of the first day of our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

Based on the impairment analysis performed in the fourth quarter of fiscal 2021, estimated fair value was in excess of carrying value at six of our eight reporting units. However, estimated fair value did not exceed carrying value for two reporting units within the Architectural Framing Systems segment, EFCO and Sotawall. As a result, as of February 27, 2021, we incurred goodwill impairment expense of $46.7 million and $17.1 million in our EFCO and Sotawall reporting units, respectively. The goodwill impairment expense recorded during the year ended February 27, 2021, as reflected in the table below, represents the total accumulated goodwill impairment expenses recorded.

The carrying amount of goodwill attributable to each reporting segment was:

(In thousands)	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at February 29, 2020	$148,183	$25,656	$1,120	$10,557	$185,516
Adjustment (1)	6,315	—	—	—	6,315
Impairment expense	(63,769)	—	—	—	(63,769)
Foreign currency translation	2,370	(334)	—	—	2,036
Balance at February 27, 2021	93,099	25,322	1,120	10,557	130,098
Foreign currency translation	1,457	(94)	—	—	1,363
Balance at May 29, 2021	$94,556	$25,228	$1,120	$10,557	$131,461

(1) During the first quarter of fiscal 2021, we recorded a $6.3 million increase to goodwill and corresponding increase to deferred tax liabilities to correct an immaterial error related to prior periods. The error was not material to any previously reported annual or interim consolidated financial statements.

Other intangible assets
We have intangible assets for certain acquired trade names and trademarks which are determined to have indefinite useful lives. We test indefinite-lived intangible assets for impairment annually at the same measurement date as goodwill, the first day of our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Based on our analysis, the fair value of each of our trade names and trademarks exceeded carrying amount, except for the EFCO tradename, within our Architectural Framing Systems segment. The fair value determined for the EFCO tradename was less than its carrying value by $6.3 million; this amount was recognized as impairment expense in the fourth quarter ended February 27, 2021, as reflected in the table below.

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Foreign Currency Translation	Net
May 29, 2021
Definite-lived intangible assets:
Customer relationships	$122,961	$(43,192)	$—	$3,973	$83,742
Other intangibles	41,936	(35,426)	—	976	7,486
Total definite-lived intangible assets	164,897	(78,618)	—	4,949	91,228
Indefinite-lived intangible assets:
Trademarks	39,832	—	—	920	40,752
Total intangible assets	$204,729	$(78,618)	$—	$5,869	$131,980
February 27, 2021
Definite-lived intangible assets:
Customer relationships	$119,647	$(40,443)	$—	$3,315	$82,519
Other intangibles	41,293	(34,234)	—	643	7,702
Total definite-lived intangible assets	160,940	(74,677)	—	3,958	90,221
Indefinite-lived intangible assets:
Trademarks	45,300	—	(6,300)	832	39,832
Total intangible assets	$206,240	$(74,677)	$(6,300)	$4,790	$130,053

Amortization expense on definite-lived intangible assets was $2.0 million and $1.8 million for the three-month periods ended May 29, 2021 and May 30, 2020, respectively. Amortization expense of other identifiable intangible assets is included in selling, general and administrative expenses. At May 29, 2021, the estimated future amortization expense for definite-lived intangible assets was:

(In thousands)	Remainder of Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026
Estimated amortization expense	$6,257	$8,302	$8,041	$7,651	$7,635

6.Debt

As of May 29, 2021, we had a committed revolving credit facility with maximum borrowings of up to $235 million with a maturity of June 2024. There were no outstanding borrowings under the revolving credit facility as of May 29, 2021 and February 27, 2021. At May 29, 2021 and February 27, 2021, we also had a $150 million term loan with a maturity date of June 2024.

Our revolving credit facility and term loan contain two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At May 29, 2021, we were in compliance with both financial covenants. Additionally, at May 29, 2021, we had a total of $18.7 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2022 to 2023 and reduce borrowing capacity under the revolving credit facility.

At May 29, 2021, debt included $15.0 million of industrial revenue bonds that mature in fiscal years 2022 through 2043. The fair value of the industrial revenue bonds approximated carrying value at May 29, 2021, due to the variable interest rates on these instruments. All debt would be classified as Level 2 within the fair value hierarchy described in Note 4.

We also maintain two Canadian committed, revolving credit facilities totaling $25.0 million (USD). As of May 29, 2021 and February 27, 2021, there were no borrowings outstanding under the facilities.

Interest payments were $1.1 million and $1.4 million for the three months ended May 29, 2021 and May 30, 2020, respectively.

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

The components of lease expense were as follows:

	Three Months Ended
(In thousands)	May 29, 2021	May 30, 2020
Operating lease cost	$3,381	$3,561
Short-term lease cost	225	470
Variable lease cost	723	747
Total lease cost	$4,329	$4,778

Other supplemental information related to leases was as follows:

	Three Months Ended
(In thousands except weighted-average data)	May 29, 2021	May 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$3,602	$3,327
Lease assets obtained in exchange for new operating lease liabilities	$465	$158
Weighted-average remaining lease term - operating leases	5.8 years	5.8 years
Weighted-average discount rate - operating leases	2.96%	3.60%

Future maturities of lease liabilities are as follows:

(In thousands)	May 29, 2021
Remainder of Fiscal 2022	$10,459
Fiscal 2023	12,689
Fiscal 2024	10,736
Fiscal 2025	9,458
Fiscal 2026	7,583
Fiscal 2027	6,097
Thereafter	6,590
Total lease payments	63,612
Less: Amounts representing interest	(3,990)
Present value of lease liabilities	$59,622

8.Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At May 29, 2021, $1.2 billion of these types of bonds were outstanding, of which $527.3 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

	Three Months Ended
(In thousands)	May 29, 2021	May 30, 2020
Balance at beginning of period	$14,999	$15,629
Additional accruals	2,478	511
Claims paid	(2,930)	(939)
Balance at end of period	$14,547	$15,201

Additionally, we are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services segment and certain of our Architectural Framing Systems businesses. We manage the risk of these exposures through contract negotiations, proactive project management and insurance coverages. The liability for these types of project-related contingencies was $1.7 million and $4.6 million as of May 29, 2021 and February 27, 2021, respectively.

Letters of credit
At May 29, 2021, we had $18.7 million of ongoing letters of credit, all of which have been issued under our committed revolving credit facility, as discussed in Note 6. We also have a $6.9 million letter of credit which has been issued outside our committed revolving credit facility, with no impact on our borrowing capacity and debt covenants.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $235.9 million as of May 29, 2021.

New Markets Tax Credit (NMTC) transactions
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

9.Share-Based Compensation

Total share-based compensation expense included in the results of operations was $1.7 million for the three-month period ended May 29, 2021 and $1.4 million for the three-month period ended May 30, 2020.

Stock options and SARs
Stock option and SAR activity for the current three-month period is summarized as follows:

Stock options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at February 27, 2021	633,700	$23.04
Awards exercised	(178,564)	23.04
Awards canceled	(37,036)	23.04
Outstanding at May 29, 2021	418,100	$23.04	9.1 years	$6,258,957
Vested or expected to vest at May 29, 2021	418,100	$23.04	9.1 years	$6,258,957

For the three-months ended May 29, 2021, cash proceeds from the exercise of stock options were $4.1 million and the aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $2.7 million. No awards were issued or exercised during the three-months ended May 30, 2020.

Executive Compensation Program
In fiscal 2022, the Compensation Committee of the Board of Directors implemented an executive compensation program for certain key employees. In the first quarter of fiscal 2022, we issued performance shares in the form of nonvested share unit awards, which give the recipient the right to receive shares earned at the vesting date. The number of share units issued at grant is equal to the target number of performance shares and allows for the right to receive an additional number of shares dependent on achieving a defined performance goal of return on invested capital and being employed at the end of the performance period.

Nonvested share awards and units
Nonvested share activity, including performance share units, for the current three-month period is summarized as follows:

Nonvested shares and units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 27, 2021	475,227	$27.52
Granted(1)	141,956	34.71
Vested	(52,892)	24.82
Nonvested at May 29, 2021(1)	564,291	$29.58
(1) Includes a total of 52,023 nonvested share units granted and outstanding at target level for the fiscal 2022-2024 performance period.

At May 29, 2021, there was $11.3 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 31 months. The total fair value of shares vested during the three months ended May 29, 2021 was $1.9 million.

10.Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2018, or state and local income tax examinations for years prior to fiscal 2013. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2017, and there is limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The total liability for unrecognized tax benefits was $3.8 million at May 29, 2021 and February 27, 2021, respectively. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense.

11.Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
(In thousands)	May 29, 2021	May 30, 2020
Basic earnings per share – weighted average common shares outstanding	25,402	26,168
Weighted average effect of nonvested share grants and assumed exercise of stock options	420	250
Diluted earnings per share – weighted average common shares and potential common shares outstanding	25,822	26,418
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	8	150

12.Business Segment Data

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
•The Large-Scale Optical (LSO) segment manufactures value-added glass and acrylic products primarily for framing and display applications.

	Three Months Ended
(In thousands)	May 29, 2021	May 30, 2020
Net sales
Architectural Framing Systems	$151,840	$150,164
Architectural Glass	83,031	76,911
Architectural Services	75,656	63,551
Large-Scale Optical	24,228	6,312
Intersegment eliminations	(8,749)	(7,843)
Net sales	$326,006	$289,095
Operating income (loss)
Architectural Framing Systems	$8,060	$7,296
Architectural Glass	2,128	(494)
Architectural Services	4,537	5,343
Large-Scale Optical	5,847	(3,132)
Corporate and other	(4,530)	(2,544)
Operating income	$16,042	$6,469

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, it is impractical to report product revenues generated by class of product, beyond the segment revenues currently reported.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements
This Quarterly Report on Form 10-Q, including the section Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” "will," "continue" and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Information about factors that could materially affect our results can be found in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 27, 2021 and in subsequent filings with the U.S. Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.

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

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended February 27, 2021 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Highlights of First Quarter of Fiscal 2022 Compared to First Quarter of Fiscal 2021

Net sales
Consolidated net sales increased 12.8 percent, or $36.9 million, for the three-month period ended May 29, 2021, compared to the same period in the prior year, primarily driven by volume growth in the LSO, Architectural Services and Architectural Glass segments. LSO was closed for most of the first quarter of fiscal 2021, due to COVID-19.

The relationship between various components of operations, as a percentage of net sales, is presented below:

	Three Months Ended
	May 29, 2021	May 30, 2020
Net sales	100.0%	100.0%
Cost of sales	79.2	79.2
Gross margin	20.8	20.8
Selling, general and administrative expenses	15.8	18.6
Operating income	4.9	2.2
Interest expense, net	0.4	0.5
Other income, net	0.1	0.4
Earnings before income taxes	4.4	1.4
Income tax expense	1.1	0.4
Net earnings	3.3%	1.0%
Effective tax rate	25.3%	28.2%

Gross profit
Gross profit as a percent of sales (gross margin) was 20.8 percent in each of the three-month periods ended May 29, 2021 and May 30, 2020. Gross margin was positively impacted by strong recovery of the LSO segment (which closed for most of the first quarter last year to comply with COVID-related directives) and improved margins in the Architectural Glass segment, which offset margin declines within the Architectural Framing Systems and Architectural Services segments. Each of our segments experienced inflation in operating costs, especially freight and materials costs, during the quarter. While we are undertaking measures to offset these costs, we expect this trend to continue through fiscal 2022.

Selling, general and administrative (SG&A) expenses
SG&A expenses as a percent of sales were 15.8 percent for the three-month period ended May 29, 2021, compared to 18.6 percent for the prior year three-month period. SG&A decreased as a percent of sales compared to the same period in the prior year primarily due to ongoing well controlled spending across all segments of the business, as well as a benefit of $2.7 million during the first quarter of fiscal 2022, from a Canadian wage subsidy program offered to support Canadian businesses due to the ongoing impacts of the COVID-19 pandemic.

Income tax expense
The effective tax rate in the first quarter of fiscal 2022 was 25.3 percent, compared to 28.2 percent in the same period last year, primarily due to favorable provisions in the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act") impacting the first quarter of fiscal 2022 and the negative impact of unfavorable permanent items in relation to reduced earnings in the first quarter of fiscal 2021.

Segment Analysis

Architectural Framing Systems

	Three Months Ended
(In thousands)	May 29, 2021	May 30, 2020	% Change
Net sales	$151,840	$150,164	1.1%
Operating income	8,060	7,296	10.5%
Operating margin	5.3%	4.9%
Architectural Framing Systems net sales increased $1.7 million, or 1.1 percent, for the three-month period ended May 29, 2021, compared to the prior-year period, primarily reflecting improved pricing. This improvement was partially offset by unfavorable project performance and mix, compared to the prior-year period.

Operating margin increased 40 basis points for the three-month period of the current year, compared to the same period in the prior year, reflecting benefits from cost-saving actions, which offset increased costs for materials and freight. In addition, this segment benefited from a Canadian wage subsidy of $2.7 million in the first quarter of fiscal 2022, as a result of a program to support Canadian businesses due to the ongoing impacts of the COVID-19 pandemic.

As of May 29, 2021, segment backlog was approximately $423 million, compared to approximately $411 million at the end of the prior quarter, and $421 million at the end of the first quarter of the prior year. Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which may be expected to be recognized as revenue in the future. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. We view backlog as one indicator of future revenues, particularly in our longer-lead time businesses. In addition to backlog, we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog. We have strong visibility beyond backlog, as projects awarded, verbal commitments and bidding activities are not included in backlog.

Architectural Glass

	Three Months Ended
(In thousands)	May 29, 2021	May 30, 2020	% Change
Net sales	$83,031	$76,911	8.0%
Operating income	2,128	(494)	N/M
Operating margin	2.6%	(0.6)%
Net sales increased $6.1 million, or 8.0 percent, for the three-month period ended May 29, 2021, compared to the same period in the prior year, driven by increased volume and a more favorable sales mix.

Segment operating income increased to $2.1 million, with operating margin of 2.6 percent, for the three-month period ended May 29, 2021, compared to an operating loss of $0.5 million and operating margin of (0.6) percent in the same period of the prior year. The improved profitability was driven by increased productivity in core glass operations, the more favorable sales mix, and higher volumes, which offset the impact of higher material and freight costs.

Architectural Services

	Three Months Ended
(In thousands)	May 29, 2021	May 30, 2020	% Change
Net sales	$75,656	$63,551	19.0%
Operating income	4,537	5,343	(15.1)%
Operating margin	6.0%	8.4%

Architectural Services net sales increased $12.1 million, or 19.0 percent, for the three-month period ended May 29, 2021, compared to the same period in the prior year, driven by increased volume from executing projects in backlog.
Operating margin decreased 240 basis points to 6.0 percent for the three-month period of the current year, compared to the same period in the prior year, primarily reflecting isolated performance challenges on certain projects and a less favorable project mix.
As of May 29, 2021, segment backlog was approximately $559 million, compared to approximately $571 million as of the end of the prior quarter, and $685 million at the end of the first quarter of the prior year. Backlog is described within the Architectural Framing Systems discussion above.

Large-Scale Optical (LSO)

	Three Months Ended
(In thousands)	May 29, 2021	May 30, 2020	% Change
Net sales	$24,228	$6,312	283.8%
Operating income (loss)	5,847	(3,132)	N/M
Operating margin	24.1%	(49.6)%

LSO net sales increased $17.9 million or 283.8 percent, for the three-month period ended May 29, 2021, compared to the same period in the prior year. In the prior year first quarter, the segment's customers and manufacturing operations were closed for a large part of the quarter to comply with COVID-related government directives.

The segment had operating income of $5.8 million and operating margin of 24.1 percent for the three-month period ended May 29, 2021, compared to operating loss of $3.1 million and operating margin of (49.6) percent in the same period of the prior year primarily driven by the increased sales volume.

Liquidity and Capital Resources

Selected cash flow data	Three Months Ended
(In thousands)	May 29, 2021	May 30, 2020
Operating Activities
Net cash provided by operating activities	$6,883	$23,976
Investing Activities
Capital expenditures	(4,705)	(8,606)
Financing Activities
Borrowings on line of credit	—	139,500
Payments on line of credit	—	(146,500)
Repurchase and retirement of common stock	(12,625)	(4,731)
Dividends paid	(5,035)	(4,872)

Operating Activities. Net cash provided by operating activities was $6.9 million for the first three months of fiscal 2022, a decrease of $17.1 million compared to the prior-year period, reflecting increased working capital needs related to revenue growth.

Investing Activities. Net cash used by investing activities was $4.1 million for the first three months of fiscal 2022, driven by capital expenditures of $4.7 million. In the first three months of the prior year, net cash used by investing activities was $9.7 million, driven by capital expenditures of $8.6 million.

Financing Activities. Net cash used by financing activities was $14.3 million for the first three months of fiscal 2022, compared to $17.3 million in the prior-year period, reflecting both borrowings and debt repayments in the prior year, and higher share repurchases in the current year first quarter. At May 29, 2021, we were in compliance with the financial covenants under our revolving credit facility and term loan.

We paid dividends totaling $5.0 million ($0.2000 per share) in the first three months of fiscal 2022, compared to $4.9 million ($0.1875 per share) in the comparable prior-year period. During the first three months of fiscal 2022, we repurchased 341,000 shares under our authorized share repurchase program, for a total cost of $12.2 million. In the first three months of fiscal 2021, we repurchased 231,492 shares under the share repurchase program, for a total cost of $4.7 million. Since the inception of the share repurchase program in 2004, we have purchased a total of 7,473,616 shares, at a total cost of $219.5 million. We currently have remaining authority to repurchase an additional 776,384 shares under this program. We will continue to evaluate making future share repurchases, considering our cash flow, debt levels and market conditions, in the context of all our capital allocation options ensuring that we maximize the long-term value for our shareholders.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of May 29, 2021:

	Payments Due by Fiscal Period
(In thousands)	Remainder of Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total
Debt obligations	$2,000	$1,000	$—	$150,000	$—	$12,000	$165,000
Operating leases (undiscounted)	10,459	12,689	10,736	9,458	7,583	12,687	63,612
Purchase obligations	170,377	60,599	1,606	1,433	1,433	487	235,935
Total cash obligations	$182,836	$74,288	$12,342	$160,891	$9,016	$25,174	$464,547

We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Purchase obligations in the table above relate to raw material commitments and capital expenditures.

We expect to make contributions of $0.7 million to our defined-benefit pension plans in fiscal 2022, which will equal or exceed our minimum funding requirements.

As of May 29, 2021, we had reserves of $3.8 million for unrecognized tax benefits. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At May 29, 2021, $1.2 billion of these types of bonds were outstanding, of which $527.3 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

During calendar 2020, we took advantage of the option to defer remittance of the employer portion of Social Security tax as provided in the CARES Act. This deferral allowed us to retain cash during calendar year 2020 that would have otherwise been remitted to the federal government. At the end of fiscal 2021, we had deferred tax payments of $13.6 million, which are included within accrued payroll and other benefits and other non-current liabilities on our consolidated balance sheets. The deferred tax payments will be repaid in two equal portions in calendar years 2021 and 2022.

Due to our ability to generate strong cash from operations and our borrowing capability under our committed revolving credit facility, we believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments for at least the next 12 months. While we believe we have adequate sources of liquidity to continue to fund our business for at least the next 12 months, the extent to which the ongoing COVID-19 pandemic may impact our results of operations or liquidity is uncertain. The extent to which COVID-19 will continue to impact our business will depend on future developments and public health advancements, which have been buoyed by vaccine production and distribution.

Off-balance sheet arrangements. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Outlook
Our full-year earnings guidance is a range of $2.20 to $2.40 per diluted share. This guidance includes $7 to $10 million of expected pre-tax costs related to investments in transformation initiatives. We continue to expect a full-year tax rate of approximately 24.5 percent, and full-year capital expenditures of approximately $45 million.

Related Party Transactions
No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended February 27, 2021.

Critical Accounting Policies
There have been no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 27, 2021.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2021 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 27, 2021.

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
b)Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 29, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.Risk Factors

There have been no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 27, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2022:

Period	Total Number of Shares Purchased (a) (c)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
February 28, 2021 to March 27, 2021	—	$—	—	1,117,384
March 28, 2021 to April 24, 2021	202,369	35.82	201,000	916,384
April 25, 2021 to May 29, 2021	175,264	34.42	140,000	776,384
Total	377,633	$35.08	341,000	776,384

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
(c)This column includes 15,757 shares related to the stock purchase agreement between the Company and Joseph F. Puishys dated May 26, 2021.

Item 6.Exhibits

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year-ended February 28, 2004.)
3.2	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on January 16, 2020.)
3.3#	Amended and Restated Bylaws of Apogee Enterprises, Inc.
4.1#	Specimen Stock Certificate.
10.1#	Stock Repurchase Agreement between Apogee Enterprises, Inc. and Joseph F. Puishys, dated May 26, 2021.
10.2
Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2019 Stock Incentive Plan (April 2021 Updates). (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2021)

10.3
Form of Performance Award Agreement under the Apogee Enterprises, Inc. 2019 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 26, 2021)

10.4	Form of Executive Short-Term Incentive Plan Memorandum. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on April 26, 2021)
10.5	Executive Short-Term Incentive Plan Terms and Conditions. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on April 26, 2021)
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 29, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of May 29, 2021 and February 27, 2021, (ii) the Consolidated Results of Operations for the three-months ended May 29, 2021 and May 30, 2020, (iii) the Consolidated Statements of Comprehensive Earnings for the three-months ended May 29, 2021 and May 30, 2020, (iv) the Consolidated Statements of Cash Flows for the three-months ended May 29, 2021 and May 30, 2020, (v) the Consolidated Statements of Shareholders' Equity for the three-months ended May 29, 2021 and May 30, 2020, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
Exhibits marked with a (#) sign are filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: July 1, 2021	By: /s/ Ty R. Silberhorn
Ty R. Silberhorn President and Chief Executive Officer (Principal Executive Officer)

Date: July 1, 2021	By: /s/ Nisheet Gupta
Nisheet Gupta Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)