Form 10-Q
period 2021-08-28
APOGEE ENTERPRISES, INC.
filed 2021-09-30
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 28, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of September 27, 2021, 25,334,664 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except stock data)	August 28, 2021	February 27, 2021
Assets
Current assets
Cash and cash equivalents	$61,821	$47,277
Receivables, net	160,858	175,917
Inventories	76,601	72,823
Costs and earnings on contracts in excess of billings	26,303	29,497
Other current assets	18,311	25,160
Total current assets	343,894	350,674
Property, plant and equipment, net	272,994	298,443
Operating lease right-of-use assets	52,087	58,864
Goodwill	130,388	130,098
Intangible assets	126,642	130,053
Other non-current assets	50,448	46,967
Total assets	$976,453	$1,015,099
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$79,166	$76,204
Accrued payroll and related benefits	38,492	50,125
Billings on contracts in excess of costs and earnings	20,825	22,789
Operating lease liabilities	11,466	13,251
Current portion of debt	1,000	2,000
Other current liabilities	48,700	53,183
Total current liabilities	199,649	217,552
Long-term debt	162,000	163,000
Non-current operating lease liabilities	45,387	48,439
Non-current self-insurance reserves	26,194	24,880
Other non-current liabilities	66,662	68,483
Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 25,394,275 and 25,713,688 respectively	8,465	8,571
Additional paid-in capital	158,115	154,958
Retained earnings	336,398	357,243
Accumulated other comprehensive loss	(26,417)	(28,027)
Total shareholders’ equity	476,561	492,745
Total liabilities and shareholders’ equity	$976,453	$1,015,099
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Net sales	$325,797	$319,483	$651,803	$608,578
Cost of sales	277,795	243,296	536,091	472,141
Gross profit	48,002	76,187	115,712	136,437
Selling, general and administrative expenses	51,070	52,972	102,739	106,754
Operating (loss) income	(3,068)	23,215	12,973	29,683
Interest expense, net	1,072	1,324	2,310	2,739
Other income (expense), net	105	1,260	(209)	213
(Loss) earnings before income taxes	(4,035)	23,151	10,454	27,157
Income tax (benefit) expense	(1,919)	5,493	1,753	6,623
Net (loss) earnings	$(2,116)	$17,658	$8,701	$20,534
(Loss) earnings per share - basic	$(0.08)	$0.68	$0.34	$0.78
(Loss) earnings per share - diluted	$(0.08)	$0.67	$0.34	$0.77
Weighted average basic shares outstanding	25,140	26,156	25,271	26,162
Weighted average diluted shares outstanding	25,140	26,525	25,637	26,507
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Net (loss) earnings	$(2,116)	$17,658	$8,701	$20,534
Other comprehensive earnings (loss):
Unrealized gain on marketable securities, net of $2, $13, $1 and $39 of tax expense, respectively	4	50	4	147
Unrealized (loss) gain on derivative instruments, net of $(203), $404, $8 and $215 of tax (benefit) expense, respectively	(666)	1,319	26	703
Foreign currency translation adjustments	(4,300)	6,139	1,580	(12)
Other comprehensive (loss) earnings	(4,962)	7,508	1,610	838
Total comprehensive (loss) earnings	$(7,078)	$25,166	$10,311	$21,372

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	August 28, 2021	August 29, 2020
Operating Activities
Net earnings	$8,701	$20,534
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,808	25,284
Share-based compensation	3,261	3,662
Deferred income taxes	(4,560)	7,966
Asset impairment	15,403	—
(Gain) loss on disposal of assets	(1,355)	18
Noncash lease expense	6,216	6,032
Other, net	578	—
Changes in operating assets and liabilities:
Receivables	15,520	31,212
Inventories	(3,607)	846
Costs and earnings on contracts in excess of billings	3,212	43,091
Accounts payable and accrued expenses	(10,895)	(36,922)
Billings on contracts in excess of costs and earnings	(2,144)	(9,105)
Refundable and accrued income taxes	1,981	(1,793)
Operating lease liability	(6,240)	(5,857)
Other	3,028	362
Net cash provided by operating activities	54,907	85,330
Investing Activities
Capital expenditures	(10,121)	(14,224)
Proceeds from sales of property, plant and equipment	1,292	—
Other	66	(993)
Net cash used by investing activities	(8,763)	(15,217)
Financing Activities
Borrowings on line of credit	—	192,581
Repayments on debt	(2,000)	(5,400)
Payments on line of credit	—	(237,500)
Proceeds from exercise of stock options	4,115	—
Repurchase and retirement of common stock	(22,419)	(4,731)
Dividends paid	(10,060)	(9,751)
Other	(1,853)	(1,261)
Net cash used by financing activities	(32,217)	(66,062)
Increase in cash and cash equivalents	13,927	4,051
Effect of exchange rates on cash	617	(2)
Cash, cash equivalents and restricted cash at beginning of year	47,277	14,952
Cash, cash equivalents and restricted cash at end of period	$61,821	$19,001
Noncash Activity
Capital expenditures in accounts payable	$374	$657
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 27, 2021	25,714	$8,571	$154,958	$357,243	$(186)	$186	$(28,027)	$492,745
Net earnings	—	—	—	10,817	—	—	—	10,817
Unrealized gain on marketable securities, net of $— tax expense	—	—	—	—	—	—	—	—
Unrealized gain on foreign currency hedge, net of $211 tax expense	—	—	—	—	—	—	692	692
Foreign currency translation adjustments	—	—	—	—	—	—	5,880	5,880
Issuance of stock, net of cancellations	90	30	(7)	—	(3)	3	—	23
Share-based compensation	—	—	1,674	—	—	—	—	1,674
Exercise of stock options	179	60	4,055	—	—	—	—	4,115
Share repurchases	(357)	(119)	(2,218)	(10,288)	—	—	—	(12,625)
Other share retirements	(20)	(7)	(121)	(607)	—	—	—	(735)
Cash dividends	—	—	—	(5,035)	—	—	—	(5,035)
Balance at May 29, 2021	25,606	$8,535	$158,341	$352,130	$(189)	$189	$(21,455)	$497,551
Net loss	—	—	—	(2,116)	—	—	—	(2,116)
Unrealized gain on marketable securities, net of $2 tax expense	—	—	—	—	—	—	4	4
Unrealized loss on foreign currency hedge, net of $203 tax benefit	—	—	—	—	—	—	(666)	(666)
Foreign currency translation adjustments	—	—	—	—	—	—	(4,300)	(4,300)
Issuance of stock, net of cancellations	67	22	—	—	(3)	3	—	22
Share-based compensation	—	—	1,587	—	—	—	—	1,587
Share repurchases	(249)	(83)	(1,616)	(8,095)	—	—	—	(9,794)
Other share retirements	(30)	(9)	(197)	(496)	—	—	—	(702)
Cash dividends	—	—	—	(5,025)	—	—	—	(5,025)
Balance at August 28, 2021	25,394	$8,465	$158,115	$336,398	$(192)	$192	$(26,417)	$476,561

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 29, 2020	26,443	$8,814	$154,016	$388,010	$(685)	$685	$(34,062)	$516,778
Net earnings	—	—	—	2,876	—	—	—	2,876
Unrealized gain on marketable securities, net of $26 tax expense	—	—	—	—	—	—	97	97
Unrealized loss on foreign currency hedge, net of $189 tax benefit	—	—	—	—	—	—	(617)	(617)
Foreign currency translation adjustments	—	—	—	—	—	—	(6,151)	(6,151)
Issuance of stock, net of cancellations	183	62	(39)	—	(11)	11	—	23
Share-based compensation	—	—	1,406	—	—	—	—	1,406
Share repurchases	(231)	(77)	(1,370)	(3,284)	—	—	—	(4,731)
Other share retirements	(26)	(9)	(151)	(505)	—	—	—	(665)
Cash dividends	—	—	—	(4,872)	—	—	—	(4,872)
Balance at May 30, 2020	26,369	$8,790	$153,862	$382,225	$(696)	$696	$(40,733)	$504,144
Net earnings	—	—	—	17,658	—	—	—	17,658
Unrealized gain on marketable securities, net of $13 tax expense	—	—	—	—	—	—	50	50
Unrealized gain on foreign currency hedge, net of $404 tax expense	—	—	—	—	—	—	1,319	1,319
Foreign currency translation adjustments	—	—	—	—	—	—	6,139	6,139
Issuance of stock, net of cancellations	121	41	(23)	—	(11)	11	—	18
Share-based compensation	—	—	2,256	—	—	—	—	2,256
Other share retirements	(23)	(8)	(139)	(390)	—	—	—	(537)
Cash dividends	—	—	—	(4,879)	—	—	—	(4,879)
Balance at August 29, 2020	26,467	$8,823	$155,956	$394,614	$(707)	$707	$(33,225)	$526,168

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 27, 2021. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three- and six-month periods ended August 28, 2021 are not necessarily indicative of the results to be expected for the full year.

COVID-19 update
During fiscal 2021, as a result of the global COVID-19 pandemic, we experienced some delays in commercial construction projects and orders and other disruptions to our business, including various physical distancing and health-related precautions, and we were required to close operations at two facilities in our Large-Scale Optical (LSO) segment for a portion of fiscal 2021 due to governmental orders. We were also impacted by quarantine-related absenteeism among our production workforce, resulting in labor constraints at some of our facilities. In the first two quarters of fiscal 2022, the negative impacts on our business directly due to the COVID-19 pandemic have moderated. The extent to which COVID-19 will continue to impact our businesses in the future will depend on numerous evolving factors including, but not limited to, the emergence of new variants of the coronavirus, such as the Delta variant, and the effectiveness of ongoing public health initiatives, which have been boosted by vaccine production and distribution.

Adoption of new accounting standards
At the beginning of fiscal 2022, we adopted the guidance in ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU removed exceptions on intra-period tax allocations and reporting and provided simplification on accounting for franchise taxes, tax basis goodwill and tax law changes. The adoption of this ASU did not have a significant impact on the consolidated financial statements.

At the beginning of fiscal 2022, we adopted the guidance in ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The adoption of this ASU did not have a significant impact on the consolidated financial statements.

Subsequent events
We have evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events that required recognition or disclosure in the consolidated financial statements.

2.Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 12 for disclosure of revenue by segment):

	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Recognized at shipment	$137,783	$133,997	$278,066	$250,160
Recognized over time	188,014	185,486	373,737	358,418
Total	$325,797	$319,483	$651,803	$608,578

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

(In thousands)	August 28, 2021	February 27, 2021
Trade accounts	$123,658	$120,534
Construction contracts	5,584	12,163
Contract retainage	33,719	45,167
Total receivables	162,961	177,864
Less: allowance for credit losses	2,103	1,947
Net receivables	$160,858	$175,917

The following table summarizes the activity in the allowance for credit losses:

(In thousands)	August 28, 2021	February 27, 2021
Beginning balance	$1,947	$2,469
Additions charged to costs and expenses	239	389
Deductions from allowance, net of recoveries	(75)	(887)
Other changes (1)	(8)	(24)
Ending balance	$2,103	$1,947
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

(In thousands)	August 28, 2021	February 27, 2021
Contract assets	$60,022	$74,664
Contract liabilities	24,096	25,000

The change in contract assets and contract liabilities was mainly due to timing of project activity within our businesses that operate under long-term contracts.

Other contract-related disclosures	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Revenue recognized related to contract liabilities from prior year-end	$2,479	$1,184	$16,579	$14,195
Revenue recognized related to prior satisfaction of performance obligations	5,354	3,652	7,518	6,529

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that timeframe. Generally, these contracts are in our businesses with long-term contracts which recognize revenue over time. As of August 28, 2021, the transaction price associated with unsatisfied performance obligations was approximately $857.2 million. The performance obligations are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	August 28, 2021
Within one year	$500,758
Within two years	341,749
Beyond	14,674
Total	$857,181

3.Supplemental Balance Sheet Information

Inventories

(In thousands)	August 28, 2021	February 27, 2021
Raw materials	$41,730	$36,681
Work-in-process	18,314	18,932
Finished goods	16,557	17,210
Total inventories	$76,601	$72,823

Other current liabilities

(In thousands)	August 28, 2021	February 27, 2021
Warranties	$11,234	$12,298
Accrued project losses	1,260	4,572
Property and other taxes	7,388	7,459
Accrued self-insurance reserves	5,500	6,482
Accrued freight	1,837	1,477
Other	21,481	20,895
Total other current liabilities	$48,700	$53,183

Other non-current liabilities

(In thousands)	August 28, 2021	February 27, 2021
Deferred benefit from New Market Tax Credit transactions	$15,717	$15,717
Retirement plan obligations	7,640	7,730
Deferred compensation plan	13,811	13,507
Deferred tax liabilities	5,850	8,310
Deferred payroll taxes	6,789	6,789
Other	16,855	16,430
Total other non-current liabilities	$66,662	$68,483

4.Financial Instruments

Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
August 28, 2021	$12,399	$385	$2	$12,782
February 27, 2021	12,517	386	10	12,893

Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of these bonds at August 28, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$889	$896
Due after one year through five years	8,614	8,908
Due after five years through 10 years	2,096	2,149
Due beyond 15 years	800	829
Total	$12,399	$12,782

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

In fiscal 2020, we entered into an interest rate swap to hedge exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility and term loan. As of August 28, 2021, the interest rate swap contract had a notional value of $37.5 million.

We periodically enter into forward purchase contracts and/or fixed/floating swaps to manage the risk associated with fluctuations in aluminum prices and fluctuations in foreign exchange rates (primarily related to the Canadian dollar). These contracts generally have an original maturity date of less than one year. As of August 28, 2021, we held foreign exchange forward contracts and aluminum fixed/floating swaps with U.S. dollar notional values of $9.0 million and $6.9 million, respectively.

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
August 28, 2021
Assets:
Money market funds	$42,003	$—	$42,003
Municipal and corporate bonds	—	12,782	12,782
Cash surrender value of life insurance	—	18,750	18,750
Aluminum hedge contracts	—	1,200	1,200
Liabilities:
Deferred compensation	—	13,811	13,811
Foreign currency forward/option contracts	—	269	269
Interest rate swap contract	—	319	319

February 27, 2021
Assets:
Money market funds	$26,034	$—	$26,034
Municipal and corporate bonds	—	12,893	12,893
Cash surrender value of life insurance	—	18,632	18,632
Foreign currency forward/option contracts	—	606	606
Aluminum hedge contracts	—	363	363
Liabilities:
Deferred compensation	—	13,507	13,507
Interest rate swap contract	—	504	504

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

See Note 13 for additional information on the impairment charges recorded to fixed assets and right-of-use lease assets during the second quarter of fiscal 2022.

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

The carrying amount of goodwill attributable to each reporting segment was:

(In thousands)	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at February 29, 2020	$148,183	$25,656	$1,120	$10,557	$185,516
Adjustment (1)	6,315	—	—	—	6,315
Impairment expense	(63,769)	—	—	—	(63,769)
Foreign currency translation	2,370	(334)	—	—	2,036
Balance at February 27, 2021	93,099	25,322	1,120	10,557	130,098
Foreign currency translation	248	42	—	—	290
Balance at August 28, 2021	$93,347	$25,364	$1,120	$10,557	$130,388

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

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Foreign Currency Translation	Net
August 28, 2021
Definite-lived intangible assets:
Customer relationships	$122,961	$(44,042)	$—	$742	$79,661
Other intangibles	41,838	(35,068)	—	222	6,992
Total definite-lived intangible assets	164,799	(79,110)	—	964	86,653
Indefinite-lived intangible assets:
Trademarks	39,832	—	—	157	39,989
Total intangible assets	$204,631	$(79,110)	$—	$1,121	$126,642
February 27, 2021
Definite-lived intangible assets:
Customer relationships	$119,647	$(40,443)	$—	$3,315	$82,519
Other intangibles	41,293	(34,234)	—	643	7,702
Total definite-lived intangible assets	160,940	(74,677)	—	3,958	90,221
Indefinite-lived intangible assets:
Trademarks	45,300	—	(6,300)	832	39,832
Total intangible assets	$206,240	$(74,677)	$(6,300)	$4,790	$130,053

Amortization expense on definite-lived intangible assets was $3.9 million and $3.7 million for the six-month periods ended August 28, 2021 and August 29, 2020, respectively. Amortization expense of other identifiable intangible assets is included in selling, general and administrative expenses. At August 28, 2021, the estimated future amortization expense for definite-lived intangible assets was:

(In thousands)	Remainder of Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026
Estimated amortization expense	$4,174	$8,307	$8,047	$7,657	$7,640

6.Debt

As of August 28, 2021, we had a committed revolving credit facility with maximum borrowings of up to $235 million with a maturity of June 2024. There were no outstanding borrowings under the revolving credit facility as of August 28, 2021 and February 27, 2021. At August 28, 2021 and February 27, 2021, we also had a $150 million term loan with a maturity date of June 2024.

Our revolving credit facility and term loan contain two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At August 28, 2021, we were in compliance with both financial covenants. Additionally, at August 28, 2021, we had a total of $16.6 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2022 to 2032 and reduce borrowing capacity under the revolving credit facility.

At August 28, 2021, debt included $13.0 million of industrial revenue bonds that mature in fiscal years 2023 through 2043. In July 2021, two $1.0 million industrial revenue bonds matured and were repaid. The fair value of all industrial revenue bonds approximated carrying value at August 28, 2021, due to the variable interest rates on these instruments. All debt would be classified as Level 2 within the fair value hierarchy described in Note 4.

We also maintain two Canadian committed, revolving credit facilities totaling $25.0 million (USD). As of August 28, 2021 and February 27, 2021, there were no borrowings outstanding under the facilities.

Interest payments were $1.9 million and $2.5 million for the six months ended August 28, 2021 and August 29, 2020, respectively.

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

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Operating lease cost	$3,518	$3,290	$6,899	$6,851
Short-term lease cost	240	442	464	912
Variable lease cost	734	645	1,457	1,392
Total lease cost	$4,492	$4,377	$8,820	$9,155

Other supplemental information related to leases was as follows:

	Six Months Ended
(In thousands except weighted-average data)	August 28, 2021	August 29, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$7,186	$6,562
Lease assets obtained in exchange for new operating lease liabilities	$1,281	$6,778
Weighted-average remaining lease term - operating leases	5.7 years	4.9 years
Weighted-average discount rate - operating leases	2.95%	3.55%

Future maturities of lease liabilities are as follows:

(In thousands)	August 28, 2021
Remainder of Fiscal 2022	$6,956
Fiscal 2023	12,843
Fiscal 2024	10,871
Fiscal 2025	9,597
Fiscal 2026	7,726
Fiscal 2027	6,203
Thereafter	6,720
Total lease payments	60,916
Less: Amounts representing interest	4,063
Present value of lease liabilities	$56,853

8.Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At August 28, 2021, $1.2 billion of these types of bonds were outstanding, of which $490.1 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

	Six Months Ended
(In thousands)	August 28, 2021	August 29, 2020
Balance at beginning of period	$14,999	$15,629
Additional accruals	4,400	3,083
Claims paid	(5,871)	(2,050)
Balance at end of period	$13,528	$16,662

Additionally, we are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services segment and certain of our Architectural Framing Systems businesses. We manage the risk of these exposures through contract negotiations, proactive project management and insurance coverages. The liability for these types of project-related contingencies was $1.3 million and $4.6 million as of August 28, 2021 and February 27, 2021, respectively.

Letters of credit
At August 28, 2021, we had $16.6 million of ongoing letters of credit, all of which have been issued under our committed revolving credit facility, as discussed in Note 6. We also have a $6.9 million letter of credit which has been issued outside our committed revolving credit facility, with no impact on our borrowing capacity and debt covenants.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $203.8 million as of August 28, 2021.

New Markets Tax Credit (NMTC) transactions
We have three outstanding NMTC arrangements which help to support operational expansion. Proceeds received from investors on these transactions are included within other non-current liabilities in our consolidated balance sheets. The NMTC arrangements are subject to 100 percent tax credit recapture for a period of seven years from the date of each respective transaction. Upon the termination of each arrangement, these proceeds will be recognized in earnings in exchange for the transfer of tax credits. The direct and incremental costs incurred in structuring these arrangements have been deferred and are included in other non-current assets in our consolidated balance sheets. These costs will be recognized in conjunction with the recognition of the related proceeds on each arrangement. During the construction phase for each project, we are required to hold cash dedicated to fund each capital project which is classified as restricted cash in our consolidated balance sheets. Variable-interest entities, which have been included within our consolidated financial statements, have been created as a result of the structure of these transactions, as investors in the programs do not have a material interest in their underlying economics.

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

9.Share-Based Compensation

Total share-based compensation expense included in the results of operations was $3.3 million for the six-month period ended August 28, 2021 and $3.7 million for the six-month period ended August 29, 2020.

Stock options and SARs
Stock option and SAR activity for the current six-month period is summarized as follows:

Stock options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at February 27, 2021	633,700	$23.04
Awards exercised	(178,564)	23.04
Awards canceled	(84,336)	23.04
Outstanding at August 28, 2021	370,800	$23.04	8.8 years	$4,694,328
Vested or expected to vest at August 28, 2021	370,800	$23.04	8.8 years	$4,694,328

For the six-months ended August 28, 2021, cash proceeds from the exercise of stock options were $4.1 million and the aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $2.3 million. No awards were issued or exercised during the six-months ended August 29, 2020.

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

Nonvested share awards and units
Nonvested share activity, including performance share units, for the current six-month period is summarized as follows:

Nonvested shares and units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 27, 2021	475,227	$27.52
Granted(1)	231,746	35.46
Vested	(166,975)	28.55
Canceled	(20,654)	30.27
Nonvested at August 28, 2021(2)	519,344	$30.62
(1) Includes a total of 54,395 nonvested share units granted and outstanding at target level for the fiscal 2022-2024 performance period.
(2) Includes a total of 50,825 nonvested share units granted and outstanding at target level for the fiscal 2022-2024 performance period.

At August 28, 2021, there was $12.4 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 30 months. The total fair value of shares vested during the six months ended August 28, 2021 was $4.8 million.

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

The total liability for unrecognized tax benefits was $3.8 million at August 28, 2021 and February 27, 2021, respectively. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense.

11.Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Basic earnings per share – weighted average common shares outstanding	25,140	26,156	25,271	26,162
Weighted average effect of nonvested share grants and assumed exercise of stock options	—	369	366	345
Diluted earnings per share – weighted average common shares and potential common shares outstanding	25,140	26,525	25,637	26,507
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	4	206	8	215

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
•The Large-Scale Optical (LSO) segment manufactures value-added glass and acrylic products primarily for framing and display applications.

	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Net sales
Architectural Framing Systems	$149,972	$152,927	$301,812	$303,091
Architectural Glass	79,373	86,584	162,404	163,495
Architectural Services	83,031	73,670	158,686	137,221
Large-Scale Optical	23,543	16,860	47,772	23,171
Intersegment eliminations	(10,122)	(10,558)	(18,871)	(18,400)
Net sales	$325,797	$319,483	$651,803	$608,578
Operating income (loss)
Architectural Framing Systems	$8,278	$11,697	$16,338	$18,993
Architectural Glass	(16,995)	4,976	(14,867)	4,482
Architectural Services	7,242	6,569	11,779	11,912
Large-Scale Optical	5,483	2,149	11,330	(984)
Corporate and other	(7,076)	(2,176)	(11,607)	(4,720)
Operating (loss) income	$(3,068)	$23,215	$12,973	$29,683

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, it is impractical to report product revenues generated by class of product, beyond the segment revenues currently reported.

13. Restructuring

On August 11, 2021, we announced plans to realign and simplify our business structure. During the second quarter of fiscal 2022, we incurred $20.8 million of pre-tax costs associated with the execution of these plans, of which $18.5 million is included within cost of sales and $2.3 million is included within selling, general and administrative expenses within our consolidated statements of operations. Costs primarily related to asset impairment charges due to the closure of two facilities within the Architectural Glass segment, in Dallas, Texas and Statesboro, Georgia in order to build focus within this segment on premium, high-performance products. Additionally, employee termination costs were incurred related to these facility closures, realignment of the Architectural Framing Systems segment, and within the Corporate office. We expect future pre-tax costs associated with the ongoing execution of these plans to be approximately $5 million, which will be incurred by the end of our fiscal year 2022.

	Three months ended August 28, 2021
(In thousands)	Architectural Framing	Architectural Glass	Corporate and other	Total
Asset impairment charges	$85	$15,318	$—	$15,403
Termination benefits	1,824	1,577	939	4,340
Other restructuring charges	139	496	436	1,071
Total restructuring charges	$2,048	$17,391	$1,375	$20,814

The following table summarizes our restructuring related accrual balances included within accrued payroll and related costs and other current liabilities in the consolidated balance sheets. All balances are expected to be paid within the fiscal year.

(In thousands)	Architectural Framing	Architectural Glass	Corporate and other	Total
Balance at March 1, 2020	$—	$—	$—	$—
Restructuring expense	4,020	325	229	4,574
Payments	(1,148)	(95)	(68)	(1,311)
Balance at February 27, 2021	2,872	230	161	3,263
Restructuring expense	1,963	2,073	1,375	5,411
Payments	(2,384)	(205)	(100)	(2,689)
Other adjustments	(98)	—	—	(98)
Balance at August 28, 2021	$2,353	$2,098	$1,436	$5,887

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

Highlights of Second Quarter of Fiscal 2022 Compared to Second Quarter of Fiscal 2021

Net sales
Consolidated net sales increased 2.0 percent, or $6.3 million, and increased 7.1 percent, or $43.2 million, for the three- and six-month periods ended August 28, 2021, compared to the same periods in the prior year, primarily driven by volume growth in the Architectural Services and LSO segments. LSO was closed for most of the first and second quarters of fiscal 2021, due to COVID-19.

The relationship between various components of operations, as a percentage of net sales, is presented below:

	Three Months Ended		Six Months Ended
	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.3	76.2	82.2	77.6
Gross margin	14.7	23.8	17.8	22.4
Selling, general and administrative expenses	15.7	16.6	15.8	17.5
Operating (loss) income	(0.9)	7.3	2.0	4.9
Interest expense, net	0.3	0.4	0.4	0.5
Other income (expense), net	—	0.4	—	—
(Loss) earnings before income taxes	(1.2)	7.2	1.6	4.5
Income tax (benefit) expense	(0.6)	1.7	0.3	1.1
Net (loss) earnings	(0.6)%	5.5%	1.3%	3.4%
Effective tax rate	47.6%	23.7%	16.8%	24.4%

Gross profit
Gross profit as a percent of sales (gross margin) was 14.7 percent and 17.8 percent for the three- and six-month periods ended August 28, 2021, compared to 23.8 percent and 22.4 percent for the three- and six-month periods ended August 29, 2020. Gross margin decreased in the current year three- and six-month periods compared to the prior year, primarily due to $18.5 million of restructuring charges included in cost of goods sold incurred during the second quarter of fiscal 2022, as well as inflationary pressure on raw materials and freight within the Architectural Glass and Architectural Framing Systems segments. These costs were partially offset by positive impacts from continued recovery of the LSO segment (which closed for most of the first and second quarters last year, based on COVID-related government directives).

Selling, general and administrative (SG&A) expenses
SG&A expenses as a percent of sales were 15.7 percent and 15.8 percent for the three- and six-month periods ended August 28, 2021, compared to 16.6 percent and 17.5 percent for the prior year three- and six-month periods. SG&A decreased as a percent of sales compared to the same period in the prior year primarily due to ongoing controlling of spending across all segments of the business, partially offset by higher Corporate and other costs related to investments in transformation initiatives and increased health care costs. In addition, we recognized a benefit of $1.8 million and $4.5 million during the three- and six-month periods ended August 28, 2021, respectively, compared to $1.3 million in the prior year three- and six-month periods, from a Canadian wage subsidy program offered to support Canadian businesses due to the ongoing impacts of the COVID-19 pandemic.

Income tax expense
The effective income tax rate in the second quarter of fiscal 2022 was a benefit of 47.6 percent, compared to expense of 23.7 percent in the same period last year. During the second quarter, the tax rate was favorably impacted by the release of a $1.2 million valuation allowance on certain state net operating losses, which is the result of tax planning identified due to the realignment and simplification of our business structure. The effective tax rate was 16.8 percent for the first six months of fiscal 2022, compared to 24.4 percent in the prior year period, with the rate decrease also primarily related to the release of the valuation allowance, as well as lower year-to-date net income.

Segment Analysis

Architectural Framing Systems

	Three Months Ended			Six Months Ended
(In thousands)	August 28, 2021	August 29, 2020	% Change	August 28, 2021	August 29, 2020	% Change
Net sales	$149,972	$152,927	(1.9)%	$301,812	$303,091	(0.4)%
Operating income	8,278	11,697	(29.2)%	16,338	18,993	(14.0)%
Operating margin	5.5%	7.6%		5.4%	6.3%

Architectural Framing Systems net sales decreased $3.0 million, or 1.9 percent, and decreased $1.3 million, or 0.4 percent for the three- and six-month periods ended August 28, 2021, compared to the prior-year periods, primarily reflecting lower volume, partially offset by improved pricing.

Operating margin decreased 210 basis points and 90 basis points for the three- and six-month periods of the current year, compared to the same periods in the prior year, reflecting increased costs for materials and freight, the impact of lower volume, as well as $2.0 million of restructuring costs incurred during the current year second quarter, partially offset by improved pricing and benefits from restructuring actions implemented in fiscal 2021. As previously announced, this segment incurred restructuring-related termination costs in the quarter related to realignment of the segment to increase focus on target markets, better serve customers, improve operational execution, and reduce overall costs. In addition, this segment benefited from a Canadian wage subsidy of $1.8 million and $4.5 million during the three- and six-month periods ended August 28, 2021, respectively, compared to $1.3 million in the prior-year three- and six-month periods, as a result of a program to support Canadian businesses due to the ongoing impacts of the COVID-19 pandemic.

As of August 28, 2021, segment backlog was approximately $406 million, compared to approximately $423 million at the end of the prior quarter, and $404 million at the end of the second quarter of the prior year. Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which may be expected to be recognized as revenue in the future. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. We view backlog as one indicator of future revenues, particularly in our longer-lead time businesses. In addition to backlog, we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog. We have strong visibility beyond backlog, as projects awarded, verbal commitments and bidding activities are not included in backlog.

Architectural Glass

	Three Months Ended			Six Months Ended
(In thousands)	August 28, 2021	August 29, 2020	% Change	August 28, 2021	August 29, 2020	% Change
Net sales	$79,373	$86,584	(8.3)%	$162,404	$163,495	(0.7)%
Operating (loss) income	(16,995)	4,976	N/M	(14,867)	4,482	N/M
Operating margin	(21.4)%	5.7%		(9.2)%	2.7%

Net sales decreased $7.2 million, or 8.3 percent, and $1.1 million, or 0.7 percent, for the three- and six-month periods ended August 28, 2021, compared to the same period in the prior year, primarily reflecting lower volume.

In the current quarter, the segment had operating loss of $17.0 million and negative operating margin of 21.4 percent, compared to operating income of $5.0 million and operating margin of 5.7 percent in the same period of the prior year. These results were primarily driven by $17.4 million of restructuring costs incurred during the current year second quarter, as well as increased costs for materials and freight, and the impact of lower volume and price, partially offset by an improved sales mix and increased factory productivity. As previously announced, this segment incurred restructuring charges related to the closure of two operating facilities and the associated employee termination costs in the quarter. This restructuring will enable the segment to emphasize more premium, high-performance products in its business. For the six months ended August 28, 2021, the segment had an operating loss of $14.9 million and negative operating margin of 9.2 percent, compared to operating income of $4.5 million and operating margin of 2.7 percent in the prior year, primarily due to the restructuring costs incurred during the second quarter of the current year.

Architectural Services

	Three Months Ended			Six Months Ended
(In thousands)	August 28, 2021	August 29, 2020	% Change	August 28, 2021	August 29, 2020	% Change
Net sales	$83,031	$73,670	12.7%	$158,686	$137,221	15.6%
Operating income	7,242	6,569	10.2%	11,779	11,912	(1.1)%
Operating margin	8.7%	8.9%		7.4%	8.7%

Architectural Services net sales increased $9.4 million, or 12.7 percent, and $21.5 million, or 15.6 percent, for the three- and six-month periods ended August 28, 2021, compared to the same periods in the prior year, driven by increased volume from executing projects in backlog.

Operating margin decreased 20 basis points and 130 basis points for the three- and six-month periods of the current year, compared to the same periods in the prior year, primarily reflecting a less favorable project mix. Additionally, the six-month period was negatively impacted by isolated performance challenges on certain projects experienced during the first quarter of fiscal 2022.

As of August 28, 2021, segment backlog was approximately $572 million, compared to approximately $559 million as of the end of the prior quarter, and $665 million at the end of the second quarter of the prior year. Backlog is described within the Architectural Framing Systems discussion above.

Large-Scale Optical (LSO)

	Three Months Ended			Six Months Ended
(In thousands)	August 28, 2021	August 29, 2020	% Change	August 28, 2021	August 29, 2020	% Change
Net sales	$23,543	$16,860	39.6%	$47,772	$23,171	106.2%
Operating income (loss)	5,483	2,149	155.1%	11,330	(984)	N/M
Operating margin	23.3%	12.7%		23.7%	(4.2)%

LSO net sales increased $6.7 million or 39.6 percent, and $24.6 million or 106.2 percent for the three- and six-month periods ended August 28, 2021, compared to the same periods in the prior year, reflecting favorable mix and increased volume, as demand recovered from the impact of COVID in the prior year. In fiscal 2021, the segment's customers and manufacturing operations were closed for a large part of the first and second quarters to comply with COVID-related government directives.

In the current quarter, the segment had operating income of $5.5 million and operating margin of 23.3 percent, compared to operating income of $2.1 million and operating margin of 12.7 percent in the same period of the prior year, primarily driven by the improved sales mix and increased volume. For the six months ended August 28, 2021, the segment had operating income of $11.3 million and operating margin of 23.7 percent, compared to operating loss of $1.0 million and negative operating margin of 4.2 percent, reflecting the improved mix and volume noted above.

Liquidity and Capital Resources

Selected cash flow data	Six Months Ended
(In thousands)	August 28, 2021	August 29, 2020
Operating Activities
Net cash provided by operating activities	$54,907	$85,330
Investing Activities
Capital expenditures	(10,121)	(14,224)
Financing Activities
Borrowings on line of credit	—	192,581
Payments on line of credit	—	(237,500)
Repurchase and retirement of common stock	(22,419)	(4,731)
Dividends paid	(10,060)	(9,751)

Operating Activities. Net cash provided by operating activities was $54.9 million for the first six months of fiscal 2022, a decrease of $30.4 million compared to the prior-year period, reflecting a decline in net earnings of $11.8 million in the current-year period compared to the prior-year period, as well as, the impact of temporary actions related to COVID in the prior-year period.

Investing Activities. Net cash used by investing activities was $8.8 million for the first six months of fiscal 2022, driven primarily by capital expenditures of $10.1 million. In the first six months of the prior year, net cash used by investing activities was $15.2 million, driven by capital expenditures of $14.2 million. Capital expenditures in the current year declined $4.1 million from the prior year due to slower spending within the Architectural Glass segment.

Financing Activities. Net cash used by financing activities was $32.2 million for the first six months of fiscal 2022, compared to $66.1 million in the prior-year period, reflecting net debt repayments of $45 million in the prior year. Additionally, in the first six months of the current year, we made share repurchases totaling $22.4 million, compared to $4.7 million in the prior year six-month period. At August 28, 2021, we were in compliance with the financial covenants under our revolving credit facility and term loan.

We paid dividends totaling $10.1 million ($0.4000 per share) in the first six months of fiscal 2022, compared to $9.8 million ($0.3750 per share) in the comparable prior-year period. During the first six months of fiscal 2022, we repurchased 589,533 shares under our authorized share repurchase program, for a total cost of $22.0 million. In the first six months of fiscal 2021, we repurchased 231,492 shares under the share repurchase program, for a total cost of $4.7 million. Since the inception of the share repurchase program in 2004, we have purchased a total of 7,722,149 shares, at a total cost of $229.3 million. We currently have remaining authority to repurchase an additional 527,851 shares under this program. We will continue to evaluate making future share repurchases, considering our cash flow, debt levels and market conditions, in the context of all our capital allocation options, with the goal of maximizing long-term value for our shareholders.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of August 28, 2021:

	Payments Due by Fiscal Period
(In thousands)	Remainder of Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total
Debt obligations	$—	$1,000	$—	$150,000	$—	$12,000	$163,000
Operating leases (undiscounted)	6,956	12,843	10,871	9,597	7,726	12,923	60,916
Purchase obligations	116,487	81,122	2,815	1,433	1,433	487	203,777
Total cash obligations	$123,443	$94,965	$13,686	$161,030	$9,159	$25,410	$427,693

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

As of August 28, 2021, we had reserves of $3.8 million for unrecognized tax benefits. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At August 28, 2021, $1.2 billion of these types of bonds were outstanding, of which $490.1 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

Due to our ability to generate strong cash from operations and our borrowing capability under our committed revolving credit facility, we believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments for at least the next 12 months. While we believe we have adequate sources of liquidity to continue to fund our business for at least the next 12 months, the extent to which the ongoing COVID-19 pandemic may impact our results of operations or liquidity is uncertain. The extent to which COVID-19 will continue to impact our business will depend on numerous evolving factors including, but not limited to, the emergence of new variants of the coronavirus, such as the Delta variant, and the effectiveness of ongoing public health initiatives, which have been buoyed by vaccine production and distribution.

Off-balance sheet arrangements. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Outlook
The company previously provided guidance of full-year GAAP earnings in the range of $2.20 to $2.40 per diluted share. The company is now providing guidance of full-year adjusted earnings in the range of $2.20 to $2.40 per diluted share, which excludes the impact of restructuring costs. This guidance includes $7 to $10 million of expected pre-tax costs related to investments in transformation initiatives. We expect a tax rate of approximately 24.5 percent in the second half of fiscal 2022, and full-year capital expenditures of approximately $35 million.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2021 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 27, 2021, except as noted below.

Raw Material Pricing Risk
We are subject to market risk exposure related to volatility in the prices of aluminum and lumber, among other raw materials and supplies used in our end products. A significant amount of our cost of sales relates to materials costs. The commodities markets, which include the aluminum industry, are highly cyclical in nature. As a result, commodity costs can be volatile, as we have experienced from time to time during recent fiscal quarters, and may become more volatile in the future. Commodity costs are influenced by numerous factors beyond our control, including general economic conditions, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions.

We principally manage our exposures to the market fluctuations in the aluminum industry through fixed/floating rate swaps and forward purchase agreements. Although we have the ability to purchase aluminum from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. The prices we offer to our customers are also impacted by changes in commodity costs. We manage the alignment of the cost of our raw materials and the prices offered to customers, and attempt to pass changes to raw material costs through to our customers. To improve our management of commodity costs, we attempt to maintain inventory levels not in excess of our production requirements.

We cannot accurately calculate the pre-tax impact a one percent change in the commodity costs of aluminum and/or lumber would have on our fiscal 2022 operating results, as the change in commodity costs would both impact the cost to purchase materials and the selling prices we offer our customers. The impact to our operating results would significantly depend on the competitive environment and the costs of other alternative products, which could impact our ability to pass commodities costs to our customers.

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
b)Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 28, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
May 30, 2021 to June 26, 2021	92,246	$38.33	71,333	705,051
June 27, 2021 to July 24, 2021	85,041	39.30	77,300	627,751
July 25, 2021 to August 28, 2021	101,506	40.35	99,900	527,851
Total	278,793	$39.37	248,533	527,851
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

Item 6.Exhibits

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year-ended February 28, 2004.)
3.2	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on January 16, 2020.)
3.3	Amended and Restated Bylaws of Apogee Enterprises, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter-ended May 29, 2021).
10.1	Apogee Enterprises, Inc. 2019 Stock Incentive Plan, as Amended and Restated (2021) (Incorporated by reference to Exhibit 4.5 to Apogee’s Registration Statement on Form S-8 filed on June 25, 2021).
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 28, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 28, 2021 and February 27, 2021, (ii) the Consolidated Results of Operations for the three- and six-months ended August 28, 2021 and August 29, 2020, (iii) the Consolidated Statements of Comprehensive Earnings for the three- and six-months ended August 28, 2021 and August 29, 2020, (iv) the Consolidated Statements of Cash Flows for the six-months ended August 28, 2021 and August 29, 2020, (v) the Consolidated Statements of Shareholders' Equity for the three- and six-months ended August 28, 2021 and August 29, 2020, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
Exhibits marked with a (#) sign are filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: September 30, 2021	By: /s/ Ty R. Silberhorn
Ty R. Silberhorn President and Chief Executive Officer (Principal Executive Officer)

Date: September 30, 2021	By: /s/ Nisheet Gupta
Nisheet Gupta Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)