Form 10-Q
period 2021-11-27
APOGEE ENTERPRISES, INC.
filed 2022-01-06
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 27, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 3, 2022, 24,865,480 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except stock data)	November 27, 2021	February 27, 2021
Assets
Current assets
Cash and cash equivalents	$78,272	$47,277
Receivables, net	165,005	175,917
Inventories	75,437	72,823
Costs and earnings on contracts in excess of billings	28,323	29,497
Other current assets	19,837	25,160
Total current assets	366,874	350,674
Property, plant and equipment, net	254,838	298,443
Assets held for sale	9,256	—
Operating lease right-of-use assets	50,845	58,864
Goodwill	129,932	130,098
Intangible assets	123,553	130,053
Other non-current assets	46,793	46,967
Total assets	$982,091	$1,015,099
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$80,995	$76,204
Accrued payroll and related benefits	48,017	50,125
Billings on contracts in excess of costs and earnings	18,458	22,789
Operating lease liabilities	11,834	13,251
Current portion of debt	1,000	2,000
Other current liabilities	57,586	53,183
Total current liabilities	217,890	217,552
Long-term debt	162,000	163,000
Non-current operating lease liabilities	43,608	48,439
Non-current self-insurance reserves	26,628	24,880
Other non-current liabilities	58,112	68,483
Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 25,227,367 and 25,713,688 respectively	8,409	8,571
Additional paid-in capital	158,579	154,958
Retained earnings	336,816	357,243
Accumulated other comprehensive loss	(29,951)	(28,027)
Total shareholders’ equity	473,853	492,745
Total liabilities and shareholders’ equity	$982,091	$1,015,099
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Net sales	$334,217	$313,583	$986,020	$922,162
Cost of sales	269,537	243,998	805,627	716,139
Gross profit	64,680	69,585	180,393	206,023
Selling, general and administrative expenses	46,970	19,835	149,709	126,590
Operating income	17,710	49,750	30,684	79,433
Interest expense, net	528	1,502	2,838	4,240
Other (expense) income, net	(3,057)	472	(3,266)	684
Earnings before income taxes	14,125	48,720	24,580	75,877
Income tax expense	3,068	11,447	4,821	18,070
Net earnings	$11,057	$37,273	$19,759	$57,807
Earnings per share - basic	$0.44	$1.44	$0.79	$2.22
Earnings per share - diluted	$0.44	$1.42	$0.78	$2.19
Weighted average basic shares outstanding	24,957	25,883	25,166	26,068
Weighted average diluted shares outstanding	25,309	26,225	25,459	26,350
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Net earnings	$11,057	$37,273	$19,759	$57,807
Other comprehensive earnings (loss):
Unrealized (loss) gain on marketable securities, net of $(40), $0, $(39) and $39 of tax (benefit) expense, respectively	(151)	(2)	(147)	145
Unrealized (loss) gain on derivative instruments, net of $(265), $90, $(257) and $305 of tax (benefit) expense, respectively	(868)	294	(842)	997
Foreign currency translation adjustments	(2,515)	899	(935)	887
Other comprehensive (loss) earnings	(3,534)	1,191	(1,924)	2,029
Total comprehensive earnings	$7,523	$38,464	$17,835	$59,836

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	November 27, 2021	November 28, 2020
Operating Activities
Net earnings	$19,759	$57,807
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38,353	38,000
Share-based compensation	4,807	6,163
Deferred income taxes	(5,412)	5,012
Asset impairment	16,638	—
Gain on disposal of assets	(1,250)	(19,346)
Noncash lease expense	9,302	9,531
Other, net	3,009	(69)
Changes in operating assets and liabilities:
Receivables	6,443	24,153
Inventories	(2,657)	(2,722)
Costs and earnings on contracts in excess of billings	1,168	44,501
Accounts payable and accrued expenses	5,440	(43,915)
Billings on contracts in excess of costs and earnings	(4,474)	(6,981)
Refundable and accrued income taxes	5,255	12,424
Operating lease liability	(9,387)	(9,168)
Other	(703)	5,122
Net cash provided by operating activities	86,291	120,512
Investing Activities
Capital expenditures	(13,070)	(17,116)
Proceeds from sales of property, plant and equipment	1,347	23,724
Other	76	(1,090)
Net cash (used) provided by investing activities	(11,647)	5,518
Financing Activities
Borrowings on line of credit	—	193,332
Repayments on debt	(2,000)	(5,400)
Payments on line of credit	—	(237,500)
Proceeds from exercise of stock options	4,115	1,456
Repurchase and retirement of common stock	(29,164)	(20,731)
Dividends paid	(15,050)	(14,546)
Other	(1,895)	(2,309)
Net cash used by financing activities	(43,994)	(85,698)
Increase in cash and cash equivalents	30,650	40,332
Effect of exchange rates on cash	345	129
Cash, cash equivalents and restricted cash at beginning of year	47,277	14,952
Cash, cash equivalents and restricted cash at end of period	$78,272	$55,413
Noncash Activity
Capital expenditures in accounts payable	$1,095	$684
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 27, 2021	25,714	$8,571	$154,958	$357,243	$(186)	$186	$(28,027)	$492,745
Net earnings	—	—	—	10,817	—	—	—	10,817
Unrealized gain on marketable securities, net of $0 tax expense	—	—	—	—	—	—	—	—
Unrealized gain on foreign currency hedge, net of $211 tax expense	—	—	—	—	—	—	692	692
Foreign currency translation adjustments	—	—	—	—	—	—	5,880	5,880
Issuance of stock, net of cancellations	90	30	(7)	—	(3)	3	—	23
Share-based compensation	—	—	1,674	—	—	—	—	1,674
Exercise of stock options	179	60	4,055	—	—	—	—	4,115
Share repurchases	(357)	(119)	(2,218)	(10,288)	—	—	—	(12,625)
Other share retirements	(20)	(7)	(121)	(607)	—	—	—	(735)
Cash dividends	—	—	—	(5,035)	—	—	—	(5,035)
Balance at May 29, 2021	25,606	$8,535	$158,341	$352,130	$(189)	$189	$(21,455)	$497,551
Net loss	—	—	—	(2,116)	—	—	—	(2,116)
Unrealized gain on marketable securities, net of $2 tax expense	—	—	—	—	—	—	4	4
Unrealized loss on foreign currency hedge, net of $203 tax benefit	—	—	—	—	—	—	(666)	(666)
Foreign currency translation adjustments	—	—	—	—	—	—	(4,300)	(4,300)
Issuance of stock, net of cancellations	67	22	—	—	(3)	3	—	22
Share-based compensation	—	—	1,587	—	—	—	—	1,587
Share repurchases	(249)	(83)	(1,616)	(8,095)	—	—	—	(9,794)
Other share retirements	(30)	(9)	(197)	(496)	—	—	—	(702)
Cash dividends	—	—	—	(5,025)	—	—	—	(5,025)
Balance at August 28, 2021	25,394	$8,465	$158,115	$336,398	$(192)	$192	$(26,417)	$476,561
Net earnings	—	—	—	11,057	—	—	—	11,057
Unrealized loss on marketable securities, net of $40 tax benefit	—	—	—	—	—	—	(151)	(151)
Unrealized loss on foreign currency hedge, net of $265 tax benefit	—	—	—	—	—	—	(868)	(868)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,515)	(2,515)
Issuance of stock, net of cancellations	1	—	22	—	(3)	3	—	22
Share-based compensation	—	—	1,546	—	—	—	—	1,546
Share repurchases	(166)	(55)	(1,092)	(5,598)	—	—	—	(6,745)
Other share retirements	(2)	(1)	(12)	(51)	—	—	—	(64)
Cash dividends	—	—	—	(4,990)	—	—	—	(4,990)
Balance at November 27, 2021	25,227	$8,409	$158,579	$336,816	$(195)	$195	$(29,951)	$473,853

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 29, 2020	26,443	$8,814	$154,016	$388,010	$(685)	$685	$(34,062)	$516,778
Net earnings	—	—	—	2,876	—	—	—	2,876
Unrealized gain on marketable securities, net of $26 tax expense	—	—	—	—	—	—	97	97
Unrealized loss on foreign currency hedge, net of $189 tax benefit	—	—	—	—	—	—	(617)	(617)
Foreign currency translation adjustments	—	—	—	—	—	—	(6,151)	(6,151)
Issuance of stock, net of cancellations	183	62	(39)	—	(11)	11	—	23
Share-based compensation	—	—	1,406	—	—	—	—	1,406
Share repurchases	(231)	(77)	(1,370)	(3,284)	—	—	—	(4,731)
Other share retirements	(26)	(9)	(151)	(505)	—	—	—	(665)
Cash dividends	—	—	—	(4,872)	—	—	—	(4,872)
Balance at May 30, 2020	26,369	$8,790	$153,862	$382,225	$(696)	$696	$(40,733)	$504,144
Net earnings	—	—	—	17,658	—	—	—	17,658
Unrealized gain on marketable securities, net of $13 tax expense	—	—	—	—	—	—	50	50
Unrealized gain on foreign currency hedge, net of $404 tax expense	—	—	—	—	—	—	1,319	1,319
Foreign currency translation adjustments	—	—	—	—	—	—	6,139	6,139
Issuance of stock, net of cancellations	121	41	(23)	—	(11)	11	—	18
Share-based compensation	—	—	2,256	—	—	—	—	2,256
Other share retirements	(23)	(8)	(139)	(390)	—	—	—	(537)
Cash dividends	—	—	—	(4,879)	—	—	—	(4,879)
Balance at August 29, 2020	26,467	$8,823	$155,956	$394,614	$(707)	$707	$(33,225)	$526,168
Net earnings	—	—	—	37,273	—	—	—	37,273
Unrealized loss on marketable securities, net of $0 tax benefit	—	—	—	—	—	—	(2)	(2)
Unrealized gain on foreign currency hedge, net of $90 tax expense	—	—	—	—	—	—	294	294
Foreign currency translation adjustments	—	—	—	—	—	—	899	899
Issuance of stock, net of cancellations	10	3	15	—	524	(524)	—	18
Share-based compensation	—	—	2,501	—	—	—	—	2,501
Exercise of stock options	127	42	1,414	—	—	—	—	1,456
Share repurchases	(620)	(207)	(3,781)	(12,012)	—	—	—	(16,000)
Other share retirements	(22)	(7)	(131)	(331)	—	—	—	(469)
Cash dividends	—	—	—	(4,795)	—	—	—	(4,795)
Balance at November 28, 2020	25,962	$8,654	$155,974	$414,749	$(183)	$183	$(32,034)	$547,343

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 27, 2021. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three- and nine-month periods ended November 27, 2021 are not necessarily indicative of the results to be expected for the full year.

COVID-19 update
During fiscal 2021, as a result of the global COVID-19 pandemic, we experienced some delays in commercial construction projects and orders and other disruptions to our business, including various physical distancing and health-related precautions, and we were required to close operations at two facilities in our Large-Scale Optical (LSO) segment for a portion of fiscal 2021 due to governmental orders. We were also impacted by quarantine-related absenteeism among our production workforce, resulting in labor constraints at some of our facilities. Through the first three quarters of fiscal 2022, the negative impacts on our business directly due to the COVID-19 pandemic have moderated. The extent to which COVID-19 will continue to impact our businesses in the future will depend on numerous evolving factors including, but not limited to, the emergence of new variants of the coronavirus, such as the Delta and Omicron variants, and the effectiveness of ongoing public health initiatives, which have been boosted by vaccine production and distribution.

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

Equity Investment
During the third quarter of fiscal 2022, an impairment of $3.0 million was recognized within other (expense) income within the consolidated results of operations related to a minority equity investment held by the Company which represents a write-down of the entire investment in the company.

2.Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 12 for disclosure of revenue by segment):

	Three Months Ended		Nine Months Ended
(In thousands)	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Recognized at shipment	$141,826	$129,132	$419,893	$379,292
Recognized over time	192,391	184,451	566,127	542,870
Total	$334,217	$313,583	$986,020	$922,162

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

(In thousands)	November 27, 2021	February 27, 2021
Trade accounts	$124,890	$120,534
Construction contracts	16,266	12,163
Contract retainage	26,164	45,167
Total receivables	167,320	177,864
Less: allowance for credit losses	2,315	1,947
Net receivables	$165,005	$175,917

The following table summarizes the activity in the allowance for credit losses:

(In thousands)	November 27, 2021	February 27, 2021
Beginning balance	$1,947	$2,469
Additions charged to costs and expenses	635	389
Deductions from allowance, net of recoveries	(251)	(887)
Other changes (1)	(16)	(24)
Ending balance	$2,315	$1,947
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

(In thousands)	November 27, 2021	February 27, 2021
Contract assets	$54,487	$74,664
Contract liabilities	20,689	25,000

The change in contract assets and contract liabilities was mainly due to timing of project activity within our businesses that operate under long-term contracts.

Other contract-related disclosures	Three Months Ended		Nine Months Ended
(In thousands)	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Revenue recognized related to contract liabilities from prior year-end	$1,687	$2,044	$18,266	$16,239
Revenue recognized related to prior satisfaction of performance obligations	5,051	4,016	12,568	10,545

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that time frame. Generally, these contracts are found in our businesses that typically operate with long-term contracts, which recognize revenue over time. As of November 27, 2021, the transaction price associated with unsatisfied performance obligations was approximately $863.1 million. The performance obligations are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	November 27, 2021
Within one year	$547,110
Within two years	247,753
Beyond	68,209
Total	$863,072

3.Supplemental Balance Sheet Information

Inventories

(In thousands)	November 27, 2021	February 27, 2021
Raw materials	$43,436	$36,681
Work-in-process	17,532	18,932
Finished goods	14,469	17,210
Total inventories	$75,437	$72,823

Other current liabilities

(In thousands)	November 27, 2021	February 27, 2021
Warranties	$10,889	$12,298
Accrued project losses	904	4,572
Income and other taxes	8,727	7,459
Accrued self-insurance reserves	9,431	6,482
Accrued freight	1,931	1,477
Other	25,704	20,895
Total other current liabilities	$57,586	$53,183

Other non-current liabilities

(In thousands)	November 27, 2021	February 27, 2021
Deferred benefit from New Market Tax Credit transactions	$9,165	$15,717
Retirement plan obligations	7,575	7,730
Deferred compensation plan	12,682	13,507
Deferred tax liabilities	4,773	8,310
Deferred payroll taxes	6,789	6,789
Other	17,128	16,430
Total other non-current liabilities	$58,112	$68,483

4.Financial Instruments

Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
November 27, 2021	$12,337	$223	$33	$12,527
February 27, 2021	12,517	386	10	12,893

Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of these bonds at November 27, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$1,011	$1,024
Due after one year through five years	9,536	9,716
Due after five years through 10 years	990	973
Due beyond 15 years	800	814
Total	$12,337	$12,527

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

In fiscal 2020, we entered into an interest rate swap to hedge exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility and term loan. As of November 27, 2021, the interest rate swap contract had a notional value of $30.0 million.

We periodically enter into forward purchase contracts and/or fixed/floating swaps to manage the risk associated with fluctuations in aluminum prices and fluctuations in foreign exchange rates (primarily related to the Canadian dollar). These contracts generally have an original maturity date of less than one year. As of November 27, 2021, we held foreign exchange forward contracts and aluminum fixed/floating swaps with U.S. dollar notional values of $16.5 million and $8.0 million, respectively.

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
November 27, 2021
Assets:
Money market funds	$58,482	$—	$58,482
Municipal and corporate bonds	—	12,527	12,527
Cash surrender value of life insurance	—	18,839	18,839
Aluminum hedge contracts	—	68	68
Interest rate swap contract	—	69	69
Liabilities:
Deferred compensation	—	14,140	14,140
Foreign currency forward/option contracts	—	446	446

February 27, 2021
Assets:
Money market funds	$26,034	$—	$26,034
Municipal and corporate bonds	—	12,893	12,893
Cash surrender value of life insurance	—	18,632	18,632
Foreign currency forward/option contracts	—	606	606
Aluminum hedge contracts	—	363	363
Liabilities:
Deferred compensation	—	13,507	13,507
Interest rate swap contract	—	504	504

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

See Note 13 for additional information on the impairment charges recorded to fixed assets and right-of-use lease assets during the second and third quarters of fiscal 2022.

5.Goodwill and Other Intangible Assets

Goodwill
Goodwill represents the excess of the cost over the value of net tangible and identified intangible assets of acquired businesses. We evaluate goodwill for impairment annually as of the first day of our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

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

During the third quarter of fiscal 2022, we combined certain reporting units to form two reporting units, following certain structural and leadership changes at the Company, specifically within the Architectural Framing Systems segment. Within this segment, as a result of integration efforts that are ongoing, leadership over our Wausau, EFCO and Sotawall reporting units have been combined to form the Window and Wall Systems reporting unit, and our Linetec and Tubelite reporting units have been combined to form the Storefront and Finishing Solutions reporting unit. With these organizational changes, Architectural Framing Systems segment management regularly reviews and evaluates the results of the Window and Wall Systems and Storefront and Finishing Solutions reporting units. Additionally, functional leaders in areas such as operations, sales, marketing and general and administrative areas are responsible for allocating resources and reviewing results of the Window and Wall Systems and Storefront and Finishing Solutions reporting units. The goodwill of the five individual pre-integration reporting units was aggregated to the respective combined reporting units. We evaluated goodwill on a qualitative basis prior to and subsequent to this change and concluded no adjustment to the carrying value of goodwill was necessary as a result of this change. In addition, for all reporting units, no qualitative indicators of impairment were identified during the third quarter, and therefore, no interim quantitative goodwill impairment evaluation was performed.

The carrying amount of goodwill attributable to each reporting segment was:

(In thousands)	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at February 29, 2020	$148,183	$25,656	$1,120	$10,557	$185,516
Adjustment (1)	6,315	—	—	—	6,315
Impairment expense	(63,769)	—	—	—	(63,769)
Foreign currency translation	2,370	(334)	—	—	2,036
Balance at February 27, 2021	93,099	25,322	1,120	10,557	130,098
Foreign currency translation	(112)	(54)	—	—	(166)
Balance at November 27, 2021	$92,987	$25,268	$1,120	$10,557	$129,932

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

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Foreign Currency Translation	Net
November 27, 2021
Definite-lived intangible assets:
Customer relationships	$122,961	$(45,351)	$—	$(373)	$77,237
Other intangibles	41,838	(35,149)	—	(134)	6,555
Total definite-lived intangible assets	164,799	(80,500)	—	(507)	83,792
Indefinite-lived intangible assets:
Trademarks	39,832	—	—	(71)	39,761
Total intangible assets	$204,631	$(80,500)	$—	$(578)	$123,553
February 27, 2021
Definite-lived intangible assets:
Customer relationships	$119,647	$(40,443)	$—	$3,315	$82,519
Other intangibles	41,293	(34,234)	—	643	7,702
Total definite-lived intangible assets	160,940	(74,677)	—	3,958	90,221
Indefinite-lived intangible assets:
Trademarks	45,300	—	(6,300)	832	39,832
Total intangible assets	$206,240	$(74,677)	$(6,300)	$4,790	$130,053

Amortization expense on definite-lived intangible assets was $5.9 million and $5.6 million for the nine-month periods ended November 27, 2021 and November 28, 2020, respectively. Amortization expense of other identifiable intangible assets is included in selling, general and administrative expenses. At November 27, 2021, the estimated future amortization expense for definite-lived intangible assets was:

(In thousands)	Remainder of Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026
Estimated amortization expense	$2,075	$8,262	$8,082	$7,638	$7,621

6.Debt

As of November 27, 2021, we had a committed revolving credit facility with maximum borrowings of up to $235 million with a maturity of June 2024. There were no outstanding borrowings under the revolving credit facility as of November 27, 2021 and February 27, 2021. At November 27, 2021 and February 27, 2021, we also had a $150 million term loan with a maturity date of June 2024.

Our revolving credit facility and term loan contain two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of EBITDA-to-interest expense. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At November 27, 2021, we were in compliance with both financial covenants. Additionally, at November 27, 2021, we had a total of $16.4 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2023 to 2032 and reduce borrowing capacity under the revolving credit facility.

At November 27, 2021, debt included $13.0 million of industrial revenue bonds that mature in fiscal years 2023 through 2043. In July 2021, two $1.0 million industrial revenue bonds matured and were repaid. The fair value of all industrial revenue bonds approximated carrying value at November 27, 2021, due to the variable interest rates on these instruments. Our credit facility, term loan and industrial revenue bonds would be classified as Level 2 within the fair value hierarchy described in Note 4.

We also maintain two Canadian committed, revolving credit facilities totaling $25.0 million (USD). As of November 27, 2021 and February 27, 2021, there were no borrowings outstanding under the facilities.

Interest payments were $2.7 million and $3.7 million for the nine months ended November 27, 2021 and November 28, 2020, respectively.

7. Leases

We lease certain of the buildings and equipment used in our operations. We determine if an arrangement contains a lease at inception. Currently, all of our lease arrangements are classified as operating leases. We elected the package of practical expedients permitted under the transition guidance in adopting ASC 842, which among other things, allowed us to carry forward our historical lease classification. Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term. Our leases have remaining lease terms of one to ten years, some of which include renewal options that can extend the lease for up to an additional ten years at our sole discretion. We have made an accounting policy election not to record leases with an original term of 12 months or less on our consolidated balance sheet; such leases are expensed on a straight-line basis over the lease term.

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

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Operating lease cost	$3,422	$3,477	$10,321	$10,329
Short-term lease cost	357	472	821	1,384
Variable lease cost	725	678	2,182	2,071
Total lease cost	$4,504	$4,627	$13,324	$13,784

Other supplemental information related to leases was as follows:

	Nine Months Ended
(In thousands except weighted-average data)	November 27, 2021	November 28, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$10,744	$10,233
Lease assets obtained in exchange for new operating lease liabilities	$3,107	$19,623
Weighted-average remaining lease term - operating leases	5.4 years	5.8 years
Weighted-average discount rate - operating leases	2.88%	3.18%

Future maturities of lease liabilities are as follows:

(In thousands)	November 27, 2021
Remainder of Fiscal 2022	$3,501
Fiscal 2023	13,563
Fiscal 2024	11,261
Fiscal 2025	9,915
Fiscal 2026	7,903
Fiscal 2027	6,395
Thereafter	6,721
Total lease payments	59,259
Less: Amounts representing interest	3,817
Present value of lease liabilities	$55,442

8.Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At November 27, 2021, $1.2 billion of these types of bonds were outstanding, of which $448.0 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

	Nine Months Ended
(In thousands)	November 27, 2021	November 28, 2020
Balance at beginning of period	$14,999	$15,629
Additional accruals	6,678	4,175
Claims paid	(8,686)	(4,071)
Balance at end of period	$12,991	$15,733

Additionally, we are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services segment and certain of our Architectural

Framing Systems businesses. We manage the risk of these exposures through contract negotiations, proactive project management and insurance coverages. The liability for these types of project-related contingencies was $0.9 million and $4.6 million as of November 27, 2021 and February 27, 2021, respectively.

Letters of credit
At November 27, 2021, we had $16.4 million of ongoing letters of credit, all of which have been issued under our committed revolving credit facility, as discussed in Note 6. We also have a $6.9 million letter of credit which has been issued outside our committed revolving credit facility, with no impact on our borrowing capacity and debt covenants.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $239.5 million as of November 27, 2021.

New Markets Tax Credit (NMTC) transactions
We have three outstanding NMTC arrangements which help to support operational expansion. Proceeds received from investors on these transactions are included within other current and other non-current liabilities in our consolidated balance sheets. The NMTC arrangements are subject to 100 percent tax credit recapture for a period of seven years from the date of each respective transaction. Upon the termination of each arrangement, these proceeds will be recognized in earnings in exchange for the transfer of tax credits. The direct and incremental costs incurred in structuring these arrangements have been deferred and are included in other non-current assets in our consolidated balance sheets. These costs will be recognized in conjunction with the recognition of the related proceeds on each arrangement. During the construction phase for each project, we are required to hold cash dedicated to fund each capital project which is classified as restricted cash in our consolidated balance sheets. Variable-interest entities, which have been included within our consolidated financial statements, have been created as a result of the structure of these transactions, as investors in the programs do not have a material interest in their underlying economics.

The table below provides a summary of our outstanding NMTC transactions (in millions):

Inception date	Termination date	Proceeds received	Deferred costs	Net benefit
June 2016	June 2023	$6.0	$1.2	$4.8
August 2018	August 2025	6.6	1.4	5.2
September 2018	September 2025	3.2	1.0	2.2
Total		$15.8	$3.6	$12.2

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

9.Share-Based Compensation

Total share-based compensation expense included in the results of operations was $4.8 million for the nine-month period ended November 27, 2021 and $6.2 million for the nine-month period ended November 28, 2020.

Stock options and SARs
Stock option and SAR activity for the current nine-month period is summarized as follows:

Stock options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at February 27, 2021	633,700	$23.04
Awards exercised	(178,564)	23.04
Awards canceled	(84,336)	23.04
Outstanding at November 27, 2021	370,800	$23.04	8.6 years	$4,694,328
Vested or expected to vest at November 27, 2021	370,800	$23.04	8.6 years	$4,694,328

For the nine-months ended November 27, 2021 and November 28, 2020, cash proceeds from the exercise of stock options were $4.1 million and $1.5 million, respectively. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $2.3 million and $1.8 million, for the nine-months ended November 27, 2021 and November 28, 2020, respectively.

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

Nonvested share awards and units
Nonvested share activity, including performance share units, for the current nine-month period is summarized as follows:

Nonvested shares and units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 27, 2021	475,227	$27.52
Granted(1)	235,028	35.48
Vested	(185,329)	30.36
Canceled	(23,306)	29.68
Nonvested at November 27, 2021(2)	501,620	$30.10
(1) Includes a total of 54,395 nonvested share units granted and outstanding at target level for the fiscal 2022-2024 performance period.
(2) Includes a total of 50,825 nonvested share units granted and outstanding at target level for the fiscal 2022-2024 performance period.

At November 27, 2021, there was $11.0 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 28 months. The total fair value of shares vested during the nine months ended November 27, 2021 was $6.9 million.

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

The total liability for unrecognized tax benefits was $4.0 million at November 27, 2021, compared to $3.8 million at February 27, 2021. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense.

11.Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands)	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Basic earnings per share – weighted average common shares outstanding	24,957	25,883	25,166	26,068
Weighted average effect of nonvested share grants and assumed exercise of stock options	352	342	293	282
Diluted earnings per share – weighted average common shares and potential common shares outstanding	25,309	26,225	25,459	26,350
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	—	159	—	238

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
•The Large-Scale Optical (LSO) segment manufactures value-added glass and acrylic products primarily for framing and display applications.

	Three Months Ended		Nine Months Ended
(In thousands)	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Net sales
Architectural Framing Systems	$151,665	$136,688	$453,476	$439,779
Architectural Glass	74,289	84,779	236,693	248,274
Architectural Services	91,971	76,690	250,657	213,911
Large-Scale Optical	27,351	25,267	75,122	48,438
Intersegment eliminations	(11,059)	(9,841)	(29,928)	(28,240)
Net sales	$334,217	$313,583	$986,020	$922,162
Operating income (loss)
Architectural Framing Systems	$10,689	$7,218	$27,027	$26,211
Architectural Glass(1)	(1,277)	10,825	(16,143)	15,306
Architectural Services	9,203	8,558	20,982	20,470
Large-Scale Optical(2)	5,996	26,114	17,326	25,131
Corporate and other	(6,901)	(2,965)	(18,508)	(7,685)
Operating income	$17,710	$49,750	$30,684	$79,433

(1) Architectural Glass operating loss amounts for the three- and nine-month periods ended November 27, 2021 include $3.5 million and $20.9 million of restructuring related costs, respectively.
(2) LSO operating income amounts for the three- and nine-month periods ended November 28, 2020 include a $19.3 million gain on the sale-lease back of a building.

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, it is impractical to report product revenues generated by class of product, beyond the segment revenues currently reported.

13. Restructuring

On August 11, 2021, we announced plans to realign and simplify our business structure. For the three- and nine-month periods ended November 27, 2021, we incurred $3.4 million and $24.2 million, respectively, of pre-tax costs associated with the execution of these plans, of which $3.6 million and $22.1 million are included within cost of sales and $(0.2) million and $2.1 million are included within selling, general and administrative expenses within our consolidated statements of operations. These costs primarily related to asset impairment charges due to the closure of two facilities within the Architectural Glass segment, in Dallas, Texas and Statesboro, Georgia, which closures were made in order to concentrate this segment on premium, high-performance products. Additionally, employee termination costs were incurred related to these facility closures, realignment of the Architectural Framing Systems segment, and within the Corporate office. We expect future pre-tax costs associated with the ongoing execution of these plans to be approximately $2 to $3 million, which we expect will be incurred during the fourth quarter of our fiscal year 2022. At the end of the third quarter of fiscal 2022, $9.3 million of assets were classified as held for sale on the consolidated balance sheets related to the building and related equipment of our Statesboro, Georgia facility within the Architectural Glass segment.

	Three Months Ended November 27, 2021
(In thousands)	Architectural Framing	Architectural Glass	Corporate and other	Total
Asset impairment charges	$(32)	$1,353	$—	$1,321
Termination benefits	(14)	1,638	(179)	1,445
Other restructuring charges	2	527	124	653
Total restructuring charges	$(44)	$3,518	$(55)	$3,419

	Nine Months Ended November 27, 2021
(In thousands)	Architectural Framing	Architectural Glass	Corporate and other	Total
Asset impairment charges	$54	$16,584	$—	$16,638
Termination benefits	1,809	3,215	760	5,784
Other restructuring charges	141	1,110	560	1,811
Total restructuring charges	$2,004	$20,909	$1,320	$24,233

The following table summarizes our restructuring related accrual balances included within accrued payroll and related costs and other current liabilities in the consolidated balance sheets. All balances are expected to be paid within the current fiscal year.

(In thousands)	Architectural Framing	Architectural Glass	Corporate and other	Total
Balance at March 1, 2020	$—	$—	$—	$—
Restructuring expense	4,020	325	229	4,574
Payments	(1,148)	(95)	(68)	(1,311)
Balance at February 27, 2021	2,872	230	161	3,263
Restructuring expense	1,984	884	1,221	4,089
Payments	(2,852)	(354)	(592)	(3,798)
Other adjustments	(269)	—	—	(269)
Balance at November 27, 2021	$1,735	$760	$790	$3,285

14. Subsequent Events

We have evaluated subsequent events for potential recognition and disclosure through the date of this filing. Subsequent to the end of the quarter, we purchased 484,646 shares of stock under our authorized share repurchase program, at a total cost of $22.3 million.

In December 2021, we sold all of the property and assets at the Architectural Glass segment’s Statesboro, Georgia manufacturing facility for $29.1 million. The carrying value of the building and related equipment was $9.3 million. We will recognize a gain on this sale of approximately $19.0 million, net of associated transaction costs, which will be included as a reduction of cost of sales within our consolidated statements of operations for the fourth quarter of fiscal 2022.

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

Highlights of Third Quarter of Fiscal 2022 Compared to Third Quarter of Fiscal 2021

Net sales
Consolidated net sales increased 6.6 percent, or $20.6 million, and increased 6.9 percent, or $63.9 million, for the three- and nine-month periods ended November 27, 2021, compared to the same periods in the prior year, primarily driven by volume growth in the Architectural Services and LSO segments, as well as, flow-through from pricing actions taken to offset inflation within the Architectural Framing segment. LSO was closed for most of the first and second quarters of fiscal 2021, due to COVID-19.

The relationship between various components of operations, as a percentage of net sales, is presented below:

	Three Months Ended		Nine Months Ended
	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.6	77.8	81.7	77.7
Gross margin	19.4	22.2	18.3	22.3
Selling, general and administrative expenses	14.1	6.3	15.2	13.7
Operating income	5.3	15.9	3.1	8.6
Interest expense, net	0.2	0.5	0.3	0.5
Other (expense) income, net	(0.9)	0.2	(0.3)	0.1
Earnings before income taxes	4.2	15.5	2.5	8.2
Income tax expense	0.9	3.7	0.5	2.0
Net earnings	3.3%	11.9%	2.0%	6.2%
Effective tax rate	21.7%	23.5%	19.6%	23.8%

Gross profit
Gross profit as a percent of sales (gross margin) was 19.4 percent and 18.3 percent for the three- and nine-month periods ended November 27, 2021, compared to 22.2 percent and 22.3 percent for the three- and nine-month periods ended November 28, 2020. Gross margin decreased in the current year three- and nine-month periods compared to the prior year, primarily due to $3.6 million and $22.1 million of restructuring charges included in cost of goods sold incurred during the three- and nine-month periods of the current fiscal year, as well as inflationary pressure on raw materials and freight within the Architectural Glass and Architectural Framing Systems segments. These costs were partially offset by positive impacts from continued recovery of the LSO segment (which closed for most of the first and second quarters last year, based on COVID-related government directives).

Selling, general and administrative (SG&A) expenses
SG&A expenses as a percent of sales were 14.1 percent and 15.2 percent for the three- and nine-month periods ended November 27, 2021, compared to 6.3 percent and 13.7 percent for the prior year three- and nine-month periods. SG&A expenses in the three- and nine-month periods ended November 27, 2021, included increased Corporate and other costs, primarily related to investments in transformation initiatives in the current year periods and higher health care costs in the current year compared to the prior-year periods. Additionally, SG&A expenses in the prior year third quarter were reduced by a $19.3 million gain on the sale-leaseback of a building and $7.4 million of income related to a New Markets Tax Credit transaction, driving lower SG&A expenses as a percent of sales in the prior year three- and nine-month periods. In addition, we recognized a benefit of $1.0 million and $5.5 million during the three- and nine-month periods ended November 27, 2021, respectively, compared to $4.2 million and $5.5 million in the prior year three- and nine-month periods, from a Canadian wage subsidy program offered to support Canadian businesses due to the ongoing impacts of the COVID-19 pandemic.

Income tax expense
The effective income tax rate in the third quarter of fiscal 2022 was 21.7 percent, compared to 23.5 percent in the same period last year, and 19.6 percent for the first nine months of fiscal 2022, compared to 23.8 percent in the prior year period. The rate decrease was primarily related to lower year-to-date net income, as well as, the release of a $1.2 million valuation allowance on certain state net operating losses, which is the result of a realignment and simplification of our business and legal-entity structure during the second quarter of fiscal 2022.

Segment Analysis

Architectural Framing Systems

	Three Months Ended			Nine Months Ended
(In thousands)	November 27, 2021	November 28, 2020	% Change	November 27, 2021	November 28, 2020	% Change
Net sales	$151,665	$136,688	11.0%	$453,476	$439,779	3.1%
Operating income	10,689	7,218	48.1%	27,027	26,211	3.1%
Operating margin	7.0%	5.3%		6.0%	6.0%

Architectural Framing Systems net sales increased $15.0 million, or 11.0 percent, and increased $13.7 million, or 3.1 percent for the three- and nine-month periods ended November 27, 2021, compared to the prior-year periods, primarily driven by flow-through from pricing actions taken to offset inflation.

Operating margin increased 170 basis points for the three-month period of the current year, compared to the same period in the prior year, primarily driven by improved pricing and the benefits from restructuring actions, which offset increased costs for materials, freight and labor. As previously announced, the segment incurred restructuring-related termination costs in the second and third quarters of the current fiscal year related to realignment of the segment to increase focus on target markets, better serve customers, improve operational execution, and reduce overall costs. Operating margin was 6.0 percent for the nine-month periods in the current and prior fiscal years. In addition, this segment benefited from a Canadian wage subsidy of $1.0 million and $5.5 million during the three- and nine-month periods ended November 27, 2021, respectively, compared to $4.2 million and $5.5 million in the prior-year three- and nine-month periods, respectively, as a result of a program to support Canadian businesses due to the ongoing impacts of the COVID-19 pandemic.

As of November 27, 2021, segment backlog was approximately $419 million, compared to approximately $406 million at the end of the prior quarter. Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which may be expected to be recognized as revenue in the future. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. We view backlog as one indicator of future revenues, particularly in our longer-lead time businesses. In addition to backlog, we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog. We have strong visibility beyond backlog, as projects awarded, verbal commitments and bidding activities are not included in backlog.

Architectural Glass

	Three Months Ended			Nine Months Ended
(In thousands)	November 27, 2021	November 28, 2020	% Change	November 27, 2021	November 28, 2020	% Change
Net sales	$74,289	$84,779	(12.4)%	$236,693	$248,274	(4.7)%
Operating (loss) income	(1,277)	10,825	N/M	(16,143)	15,306	N/M
Operating margin	(1.7)%	12.8%		(6.8)%	6.2%

Net sales decreased $10.5 million, or 12.4 percent, and $11.6 million, or 4.7 percent, for the three- and nine-month periods ended November 27, 2021, compared to the same periods in the prior year, primarily reflecting lower volume due to weaker order backlog from fiscal year 2021, partially offset by an improved sales mix.

In the current quarter, the segment had operating loss of $1.3 million and negative operating margin of 1.7 percent, compared to operating income of $10.8 million and operating margin of 12.8 percent in the same period of the prior year. For the nine-months ended November 27, 2021, the segment had an operating loss of $16.1 million and negative operating margin of 6.8 percent, compared to operating income of $15.3 million and operating margin of 6.2 percent in the prior year period. The results for the current year periods were primarily driven by $3.5 million and $20.9 million of restructuring costs for the three- and nine-month periods ended November 27, 2021, respectively. As previously announced, this segment incurred restructuring charges related to the closure of two operating facilities and the associated employee termination costs in the second and third quarters of the current fiscal year. This restructuring is intended to enable the segment to emphasize more premium, high-performance products in its business. The three- and nine-month periods of the prior fiscal year also included $7.4 million of operating income related to the settlement of a New Markets Tax Credit transaction during the third quarter of fiscal 2021.

Architectural Services

	Three Months Ended			Nine Months Ended
(In thousands)	November 27, 2021	November 28, 2020	% Change	November 27, 2021	November 28, 2020	% Change
Net sales	$91,971	$76,690	19.9%	$250,657	$213,911	17.2%
Operating income	9,203	8,558	7.5%	20,982	20,470	2.5%
Operating margin	10.0%	11.2%		8.4%	9.6%

Architectural Services net sales increased $15.3 million, or 19.9 percent, and $36.7 million, or 17.2 percent, for the three- and nine-month periods ended November 27, 2021, compared to the same periods in the prior year, driven by increased volume from executing projects in backlog.

Operating margin decreased 120 basis points in each of the three- and nine-month periods of the current year, compared to the same periods in the prior year, primarily reflecting a less favorable project mix. Additionally, the nine-month period was negatively impacted by isolated performance challenges on certain projects experienced during the first quarter of fiscal 2022.
As of November 27, 2021, segment backlog of $572 million was unchanged from the end of the prior quarter. Segment backlog at the end of the third quarter of fiscal 2021 was approximately $597 million. Backlog is described within the Architectural Framing Systems discussion above.

Large-Scale Optical (LSO)

	Three Months Ended			Nine Months Ended
(In thousands)	November 27, 2021	November 28, 2020	% Change	November 27, 2021	November 28, 2020	% Change
Net sales	$27,351	$25,267	8.2%	$75,122	$48,438	55.1%
Operating income (loss)	5,996	26,114	(77.0)%	17,326	25,131	(31.1)%
Operating margin	21.9%	103.4%		23.1%	51.9%

LSO net sales increased $2.1 million or 8.2 percent, and $26.7 million or 55.1 percent for the three- and nine-month periods ended November 27, 2021, compared to the same periods in the prior year, reflecting a more favorable sales mix, as demand recovered from the impact of COVID in the prior year nine-month period. In fiscal 2021, most of the segment's customers and the segment's manufacturing operations were closed for a large part of the first and second quarters to comply with COVID-related government directives.

The segment had operating income of $6.0 million and $17.3 million and operating margin of 21.9 percent and 23.1 percent, for the three- and nine-month periods ended November 27, 2021, respectively, compared to operating income of $26.1 million and $25.1 million, and operating margin of 103.4 percent and 51.9 percent, in the same periods of the prior year. The decreases for the fiscal 2022 periods are primarily the result of a $19.3 million gain on the sale-leaseback of a segment manufacturing facility recorded during the prior year third quarter.

Liquidity and Capital Resources

Selected cash flow data	Nine Months Ended
(In thousands)	November 27, 2021	November 28, 2020
Operating Activities
Net cash provided by operating activities	$86,291	$120,512
Investing Activities
Capital expenditures	(13,070)	(17,116)
Proceeds from sale of property, plant and equipment	1,347	23,724
Financing Activities
Borrowings on line of credit	—	193,332
Payments on line of credit	—	(237,500)
Repurchase and retirement of common stock	(29,164)	(20,731)
Dividends paid	(15,050)	(14,546)

Operating Activities. Net cash provided by operating activities was $86.3 million for the first nine months of fiscal 2022, a decrease of $34.2 million compared to the prior-year period, reflecting a decline in net earnings of $38.0 million in the current-year period compared to the prior-year period, as well as, the impact of temporary actions related to COVID in the prior-year period.

Investing Activities. Net cash used by investing activities was $11.6 million for the first nine months of fiscal 2022, driven primarily by capital expenditures of $13.1 million. In the first nine months of the prior year, net cash provided by investing activities was $5.5 million, driven by proceeds of $23.7 million on the sale-leaseback of a building, offset by capital expenditures of $17.1 million. Capital expenditures in the first nine months of the current year declined $4.0 million from the prior year due to slower investments while we conducted our strategic review.

Financing Activities. Net cash used by financing activities was $44.0 million for the first nine months of fiscal 2022, compared to $85.7 million in the prior-year period, primarily driven by net debt repayments of $47.5 million in the prior year. Additionally, in the first nine months of the current year, we made share repurchases totaling $29.2 million, compared to $20.7 million in the prior year nine-month period. At November 27, 2021, we were in compliance with the financial covenants under our revolving credit facility and term loan.

We paid dividends totaling $15.1 million ($0.6000 per share) in the first nine months of fiscal 2022, compared to $14.5 million ($0.5625 per share) in the comparable prior-year period. During the first nine months of fiscal 2022, we repurchased 755,384 shares under our authorized share repurchase program, for a total cost of $28.8 million. In the first nine months of fiscal 2021, we repurchased 852,029 shares under the share repurchase program, for a total cost of $20.7 million. Since the inception of the share repurchase program in 2004, we have purchased a total of 7,888,000 shares, at a total cost of $236.1 million. We currently have remaining authority to repurchase an additional 1,362,000 shares under this program. We will continue to evaluate making future share repurchases, considering our cash flow, debt levels and market conditions, in the context of all our capital allocation options, with the goal of maximizing long-term value for our shareholders.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of November 27, 2021:

	Payments Due by Fiscal Period
(In thousands)	Remainder of Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total
Debt obligations	$—	$1,000	$—	$150,000	$—	$12,000	$163,000
Operating leases (undiscounted)	3,501	13,563	11,261	9,915	7,903	13,116	59,259
Purchase obligations	61,169	166,446	8,530	1,433	1,433	487	239,498
Total cash obligations	$64,670	$181,009	$19,791	$161,348	$9,336	$25,603	$461,757

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

As of November 27, 2021, we had reserves of $4.0 million for unrecognized tax benefits. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At November 27, 2021, $1.2 billion of these types of bonds were outstanding, of which $448.0 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

Due to our ability to generate strong cash from operations and our borrowing capability under our committed revolving credit facility, we believe that our sources of liquidity will continue to be adequate to fund our working capital requirements, planned capital expenditures and dividend payments for at least the next 12 months. While we believe we have adequate sources of liquidity to continue to fund our business for at least the next 12 months, the extent to which the ongoing COVID-19 pandemic may impact our results of operations or liquidity is uncertain. The extent to which COVID-19 will continue to impact our business will depend on numerous evolving factors including, but not limited to, the emergence of new variants of the coronavirus, such as the Delta and Omicron variants, and the effectiveness of ongoing public health initiatives, which have been boosted by vaccine production and distribution.

Off-balance sheet arrangements. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Outlook
The company has narrowed its guidance for full-year adjusted earnings to a range of $2.25 to $2.40 per diluted share, from the previous range of $2.20 to $2.40. This guidance excludes the impact of restructuring and impairment costs. The company expects to record a pre-tax gain of approximately $19.0 million in the fourth quarter, related to the previously announced sale of its Architectural Glass facility in Statesboro, Georgia. The company intends to exclude this gain from its adjusted earnings results. The company continues to expect a long-term average tax rate of approximately 24.5 percent and continues to expect full-year capital expenditures of approximately $25 million, down from the previous estimate of approximately $35 million, as the company has slowed some investments while it conducted its strategic review.

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

Goodwill and indefinite-lived intangible asset impairment
Goodwill
During the third quarter of fiscal 2022, we combined certain reporting units to form two reporting units, following certain structural and leadership changes at the Company, specifically within the Architectural Framing Systems segment. Within this segment, as a result of integration efforts that are ongoing, leadership over our Wausau, EFCO and Sotawall reporting units have been combined to form the Window and Wall Systems reporting unit, and our Linetec and Tubelite reporting units have been combined to form the Storefront and Finishing Solutions reporting unit. With these organizational changes, Architectural Framing Systems segment management regularly reviews and evaluates the results of the Window and Wall Systems and Storefront and Finishing Solutions reporting units. Additionally, functional leaders in areas such as operations, sales, marketing and general and administrative areas are responsible for allocating resources and reviewing results of the Window and Wall Systems and Storefront and Finishing Solutions reporting units. The goodwill of the five individual pre-integration reporting units was aggregated to the respective combined reporting units. We evaluated goodwill on a qualitative basis prior to and subsequent to this change and concluded no adjustment to the carrying value of goodwill was necessary as a result of this change. In addition, for all reporting units, no qualitative indicators of impairment were identified during the third quarter, and therefore, no interim quantitative goodwill impairment evaluation was performed.

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
b)Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 27, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
August 29, 2021 to September 25, 2021	7,400	$42.71	7,400	520,451
September 26, 2021 to October 23, 2021	1,707	37.76	—	1,520,451
October 24, 2021 to November 27, 2021	158,451	40.61	158,451	1,362,000
Total	167,558	$40.78	165,851	1,362,000
(a)The shares in this column represent the total number of shares that were repurchased by us pursuant to our publicly announced repurchase program, plus the shares surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation.
(b)In fiscal 2004, announced on April 10, 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock. The Board increased the authorization by 750,000 shares, announced on January 24, 2008; by 1,000,000 shares on each of the announcement dates of October 8, 2008, January 13, 2016, January 9, 2018, January 14, 2020, and October 7, 2021; and by 2,000,000 shares, announced on October 3, 2018. The repurchase program does not have an expiration date.

Item 6.Exhibits

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year-ended February 28, 2004.)
3.2	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on January 16, 2020.)
3.3	Amended and Restated Bylaws of Apogee Enterprises, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter-ended May 29, 2021).
10.1	Apogee Enterprises, Inc. 2021 Deferred Compensation Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4.5 to Apogee’s Registration Statement on Form S-8 filed on October 13, 2021).
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of November 27, 2021 and February 27, 2021, (ii) the Consolidated Results of Operations for the three- and nine-months ended November 27, 2021 and November 28, 2020, (iii) the Consolidated Statements of Comprehensive Earnings for the three- and nine-months ended November 27, 2021 and November 28, 2020, (iv) the Consolidated Statements of Cash Flows for the nine-months ended November 27, 2021 and November 28, 2020, (v) the Consolidated Statements of Shareholders' Equity for the three- and nine-months ended November 27, 2021 and November 28, 2020, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
Exhibits marked with a (#) sign are filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 6, 2022	By: /s/ Ty R. Silberhorn
Ty R. Silberhorn President and Chief Executive Officer (Principal Executive Officer)

Date: January 6, 2022	By: /s/ Nisheet Gupta
Nisheet Gupta Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)