Form 10-K
period 2022-02-26
APOGEE ENTERPRISES, INC.
filed 2022-04-22
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-K
 _________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 26, 2022

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                 ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
As of August 27, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1,093,000,000 (based on the closing price of $43.71 per share as reported on the NASDAQ Stock Market LLC as of that date).
As of April 18, 2022, 22,347,288 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Annual Report on Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Shareholders filed within 120 days of our fiscal year ended February 26, 2022 or will be included in an amendment to this Annual Report on Form 10-K filed within 120 days of February 26, 2022.

APOGEE ENTERPRISES, INC.
Annual Report on Form 10-K
For the fiscal year ended February 26, 2022

PART I
ITEM 1. BUSINESS

The Company
Apogee Enterprises, Inc. (Apogee, the Company or we) was incorporated under the laws of the State of Minnesota in 1949. We are a leading provider of architectural products and services for enclosing buildings, and high-performance glass and acrylic products used in applications for preservation, protection and enhanced viewing.

Our Company has four reporting segments, with three of the segments serving the commercial construction market:
•The Architectural Framing Systems segment designs, engineers, fabricates and finishes aluminum window, curtainwall, storefront and entrance systems for the exterior of buildings. In fiscal 2022, this segment accounted for approximately 45 percent of our net sales.
•The Architectural Glass segment coats and fabricates, high-performance glass used in custom window and wall systems on commercial buildings. In fiscal 2022, this segment accounted for approximately 20 percent of our net sales.
•The Architectural Services segment integrates technical services, project management, and field installation services to design, engineer, fabricate, and install building glass and curtainwall systems. In fiscal 2022, this segment accounted for approximately 27 percent of our net sales.
•The Large-Scale Optical Technologies (LSO) segment manufactures high-performance glass and acrylic products for custom framing, museum, and technical glass markets. In fiscal 2022, this segment accounted for approximately 8 percent of our net sales.

Strategy
In fiscal 2022, we conducted a holistic strategic review of our business and the markets we serve. This review included extensive input from customers and industry influencers, along with detailed competitive benchmarking. We analyzed our portfolio of products, services, and capabilities to identify the best areas for future growth. We also evaluated our operating model to ensure we have the organizational structure and capabilities needed to deliver consistent profitable growth. Through this work, we validated the Company’s strengths that we can leverage as we move forward. We also identified several challenges facing the Company and opportunities for improved performance.

Following this review, we established a new enterprise strategy, with three key elements:
1.Become the economic leader in our target markets. We will achieve this by developing a deep understanding of our target markets and aligning our businesses with clear go-to-market strategies to drive value for our customers through differentiated product and service offerings. We will also build a relentless focus on operational execution, driving productivity improvements, and maintaining a competitive cost structure, so that we may bring more value to our customers and improve our own profitability.
2.Actively manage our portfolio to drive higher margins and returns. We intend to shift our business mix toward higher operating margin offerings and improve our return on invested capital performance. We will accomplish this by allocating resources to grow our top performing businesses, actively addressing underperforming businesses, and investing to add new differentiated product and service offerings to accelerate our growth.
3.Strengthen our core capabilities. We are shifting from our historical, decentralized operating model, to one with center-led functional expertise that enables us to leverage the scale of the enterprise to better support the needs of the business. We are establishing a Company-wide operating system with common tools and processes that are based on the foundation of Lean and Continuous Improvement. This will be supported by a robust talent management program and a commitment to strong governance to ensure compliance and drive sustainable performance.

During the fiscal year, we began to implement our new strategy, building significant momentum in the transformation of our business. We realigned Architectural Framing Systems to better leverage the scale and capabilities of the organization, and to bring more clarity and focus in our go-to-market approach. We refocused Architectural Glass to emphasize differentiated, high value-added products. We also announced our intention to move the Sotawall business into Architectural Services, beginning in fiscal 2023, to create a single, unified offering for larger custom curtainwall projects. During the fiscal year, we began several enterprise transformation initiatives designed to strengthen core processes and systems and provide new capabilities across several functional areas. Finally, we relaunched our Lean and Continuous Improvement program, adding key talent and developing a set of tools and processes that we will use to drive improved performance across the enterprise.

We plan to continue to execute this strategy over the next several years. To measure our progress, we have established three consolidated enterprise financial targets, which we expect to achieve by the end of fiscal year 2025:
•Return on Invested Capital (ROIC)* greater than 12 percent,
•operating margin greater than 10 percent,
•and revenue growth greater than 1.2 times the overall non-residential construction market.
*ROIC is a non-GAAP measure. See discussion of non-GAAP measures within the Overview section of Management's Discussion and Analysis.

Products and Services
Architectural Framing Systems, Architectural Glass and Architectural Services segments
These three segments primarily serve the construction industry and participate in various phases of the value stream to design, engineer, fabricate and install custom glass and aluminum window, curtainwall, storefront and entrance systems for the exterior of buildings, primarily in the commercial, institutional, and multi-family residential construction sectors.

Our Architectural Framing Systems segment designs, engineers and fabricates aluminum window, curtainwall, storefront and entrance systems. We also extrude aluminum and provide finishing services for metal components used in a variety of building materials applications, as well as plastic components for other markets.

Our Architectural Glass segment provides a wide range of high-performance glass products, offering customized solutions that enable architects and building owners to meet their design, aesthetic, and performance goals. We fabricate insulating, laminated, and monolithic glass units that are used in windows, curtainwall, storefront, and entrance systems. We provide premium glass solutions to meet our customers’ design and energy-performance requirements. These include propriety, high-performance coatings, digital printing, heat soaking of tempered glass, and thermal spacers.

Our Architectural Services segment delivers value by integrating technical capabilities, project management skills and field installation services, to provide design, engineering, fabrication and installation for the exteriors of commercial buildings. Our ability to efficiently design high-quality window and curtainwall systems and effectively manage the installation of building façades enables our customers to meet schedule and cost requirements of their projects.

Our product and service offerings across these architectural segments allow architects to create distinctive looks for buildings such as health care facilities, government buildings, office towers, hotels, education and athletic facilities, retail centers, transportation centers, mixed use and multi-family residential buildings. Our solutions also help meet functional requirements such as energy efficiency, hurricane, blast and other impact resistance and/or sound control.

With respect to sustainability, many of our architectural products and services help architects, developers, and building owners achieve their energy-efficiency and sustainability goals by improving energy performance, thereby reducing greenhouse gas emissions, providing daylight and natural ventilation, and increasing comfort and safety for occupants. These products include high-performance thermal framing systems, energy efficient glass coatings, and sun control products such as sunshades and light shelves. Many of our framing systems products can be specified with recycled aluminum content and utilize environmentally friendly anodize and paint finishes. In addition, we offer a wide range of renovation solutions to help modernize aging buildings, providing significantly improved energy performance, while preserving historically accurate aesthetics.

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

We look at several external indicators to analyze potential demand for our products and services, such as U.S. and Canadian job growth, office vacancy rates, credit and interest rates, architectural billing statistics, and material costs. We also rely on internal indicators to analyze demand, including our sales pipeline, which is made up of contracts in review, projects awarded or committed, and bidding activity. Our sales pipeline, together with ongoing feedback, analysis and data from our customers, architects and building owners, provide visibility into near- and medium-term demand. Additionally, we evaluate data on U.S. and Canadian non-residential construction market activity, industry analysis and longer-term trends provided by external data sources.

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

•Geographic location - We primarily supply architectural glass products and aluminum framing systems, including window, curtainwall, storefront and entrance systems, to customers in North America. We are one of only a few architectural glass installation service companies in the U.S. to have a national presence and we have the ability to provide installation project management throughout the U.S. and Canada. Our Architectural Glass segment also supplies architectural glass products to customers in Brazil and certain other international locations.

LSO segment
In our LSO segment, we have a leading brand of value-added coated glass and acrylic used in the custom picture-framing market, museum market, and various technical glass applications. Under the Tru Vue brand, products are sold primarily in North America through national and regional retail chains using a direct sales force, as well as to local retailers through an independent distribution network. We have a global distribution network and also supply our products to museums, galleries and other customers in Europe, Asia and other international locations.

Competitive Conditions
Architectural Framing Systems, Architectural Glass and Architectural Services segments
The North American commercial construction market is highly fragmented. Competitive factors include price, product quality, product attributes and performance, reliable service, on-time delivery, lead-time, warranties and the ability to provide project management, technical engineering and design services. To protect and improve our competitive position, we maintain strong relationships with building owners, architects, and other stakeholders who influence the selection of products and services on a project, and with general contractors, who initiate projects and develop specifications.

Our Architectural Framing Systems segment competes against several national, regional and local aluminum window and storefront manufacturers, as well as regional paint and anodizing finishing companies. Our businesses compete by providing a broad portfolio of high-quality products, robust engineering capabilities, and dependable, short lead-time service.

In our Architectural Glass segment, we experience competition from regional glass fabricators and international competitors who can provide certain products with attributes similar to ours. We differentiate by providing a wide range of high-quality products, including several proprietary offerings, that we can bundle together into customized solutions. We maintain strong relationships with architects, developers, and other industry stakeholders, and provide strong customer service and reliable delivery.

Our Architectural Services segment competes against national and regional glass installation companies. We compete by offering a robust set of capabilities at a competitive cost. Our capabilities include preconstruction services, engineering and design, project management, manufacturing, and field installation. We deliver these services using an operating model which reduces costs and risks for our customers, and we’ve established a track record of regularly meeting each project's unique execution requirements.

LSO segment
Our LSO segment competes with European and U.S. providers of both basic and valued-added glass and acrylic. Our competitive strengths include innovative proprietary products and process technologies, a highly automated manufacturing model, innovative marketing programs, strong relationships with our customers, and an established distribution network.

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

Intellectual Property
We have several patents, trademarks, trade names, trade secrets and proprietary technologies and customer relationships that we believe, in the aggregate, constitute a valuable asset. However, we do not believe that our business is materially dependent on any individual patent, trademark or other intellectual property asset.
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

Backlog
Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which may be expected to be recognized as revenue in the future. Backlog is not a term defined under U.S. generally accepted accounting principles (GAAP) and is not a measure of contract profitability. In addition to backlog, we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog. We have good visibility beyond backlog, as projects awarded, verbal commitments and bidding activities are not included in backlog.

Architectural Framing Systems segment backlog as of fiscal year-end was $428.7 million, compared to $411.3 million at the end of the prior year, reflecting an increase in order volume. We expect approximately 78 percent of the backlog in this segment to be fulfilled in fiscal 2023, with the remainder expected to be filled in fiscal 2024 and beyond; however, the timing of backlog may be impacted by project delays.

Backlog is not a significant metric for the Architectural Glass segment, as orders are typically booked and billed within a short time-frame.

Backlog in the Architectural Services segment as of fiscal year-end was $517.7 million, compared to $570.9 million at the end of the prior year, due to execution of projects in backlog, timing of firm orders, and signed contracts. We expect approximately 61 percent of the backlog in this segment to be filled during fiscal 2023, with the remainder expected to be filled in fiscal 2024 and beyond; however, the timing of backlog may be impacted by project delays.

Backlog is not a significant metric for the LSO segment, as orders are typically booked and billed within a short time-frame.

Compliance with Government Regulations
We are subject to various environmental and occupational safety and health laws and regulations in the United States and in other countries in which we operate. These laws and regulations relate to, among other things, our use and storage of hazardous materials in our manufacturing operations and associated air emissions and discharges to surface and underground waters. We have several continuing programs designed to ensure compliance with foreign, federal, state and local environmental and occupational safety and health laws and regulations. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that enable us to properly manage the regulated materials used in and wastes created by our manufacturing processes. We believe we are currently in material compliance with all such laws and regulations. While we will continue to incur costs for compliance with government regulations for our ongoing operations, we do not expect these to have a material effect upon our capital expenditures, earnings or competitive position. At one manufacturing facility in our Architectural Framing Systems segment, we are continuing to work to remediate historical environmental impacts. These remediation activities are being conducted without significant disruption to our operations.

Human Capital Resources
The Company had approximately 5,500 employees on February 26, 2022, down from 6,100 employees on February 27, 2021. As of February 26, 2022, approximately 420 of these employees were represented by U.S. labor unions.

Competition for qualified employees in the markets and industries in which we operate is intense, and the success of our Company depends on our ability to attract, select, develop and retain a productive and engaged workforce. Investing in our employees and their well-being, offering competitive compensation and benefits, promoting diversity and inclusion, and adopting positive human capital management practices are critical components of our corporate strategy.

Health, Wellness and Safety
The safety of our employees is integral to our Company. Providing a safe and secure work environment is one of our highest priorities and we devote significant time and resources to workplace safety. Our safety programs are designed to comply with stringent regulatory requirements and to meet or exceed best practices in our industry. This commitment requires focus and dedication to fundamental aspects of our business to minimize the risk of accidents, injury, and exposure to health hazards. We utilize a safety culture assessment process along with a safety compliance audits to monitor safety programs within our businesses. These assessments and audits provide suggestions for continuous improvement in safety programs and measure employee engagement. In addition, the programs encourage the development of a proactive, inter-dependent safety culture in which leadership and employees interact to ensure safety is viewed as everyone’s responsibility.

We offer comprehensive health and wellness programs for our employees. In addition to standard health programs including medical insurance and preventive care, we have a variety of resources available to employees relating to physical and mental wellness.

The COVID-19 pandemic has magnified the importance of keeping our employees safe and healthy. In response to the pandemic, we have taken actions consistent with recommendations of the U.S. Centers for Disease Control and Prevention and other local, state, and federal government agencies, to protect our employees.

Diversity, Equity and Inclusion
Our diversity, equity and inclusion program promotes a workplace where each employee’s abilities are recognized, respected, and utilized to further the Company’s goals. Our aim is to create an environment where people feel included as a part of a team because of their diversity of outlooks, perspectives, and characteristics, which ultimately adds value for our Company. We strive to create a culture of inclusion, reduce bias in our talent practices, and invest in and engage with our communities. We conduct diversity and code of conduct trainings with employees and managers to make clear our views on diversity and promote an inclusive and diverse workplace, where all individuals feel respected and part of a team regardless of their race, national origin, ethnicity, gender, age, religion, disability, sexual orientation or gender identity.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Positions with Apogee Enterprises and Past Experience
Ty R. Silberhorn	54
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

Curtis Dobler	56	Executive Vice President and Chief Human Resources Officer since April 2019. Prior to joining the Company, Mr. Dobler served as Executive Vice President and Chief Human Resources Officer at Associated Materials, Inc., a manufacturer and distributor of exterior residential building products, from 2015 through 2019.
Meghan M. Elliott	45	Vice President, General Counsel and Secretary of the Company since June 2020. Prior to this role, Ms. Elliott served as Assistant General Counsel for the Company since 2014.
Nisheet Gupta	47
Executive Vice President and Chief Financial Officer of the Company since June 2020. Prior to joining the Company, Mr. Gupta served Vice President of Global Finance Operations at Land O’Lakes, a leading agribusiness and food company, since 2017. Prior to joining Land O’ Lakes, Mr. Gupta worked at Diebold Nixdorf, a banking solutions and retail technology systems company, holding various finance roles of increasing responsibility in Diebold Nixdorf’s financial organization, from 2011 to 2017.

Gary R. Johnson	60	Senior Vice President of the Company since 2018, Treasurer and Vice President since 2001 and an employee of the Company since 1995.
Brent C. Jewell	47
President of Architectural Framing Systems segment since August 2019. Prior to this role, Mr. Jewell served as Senior Vice President, Business Development and Strategy for the Company from May 2018 to August 2019 and in Senior leadership positions at Valspar, a developer, manufacturer and distributor of paints and coatings, from 2010 to 2017.

Troy R. Johnson	48	President of Apogee’s Architectural Services segment (Harmon) since March 2020. Prior to this role, Mr. T. Johnson served in several leadership roles in the Architectural Services segment since 2011.
Nick C. Longman	50
President of the Architectural Glass segment since June 2021. Prior to joining the Company, Mr. Longman served as Chief Executive Officer and Chief Operating Officer for Harvey Building Products, a manufacturer of windows, doors and accessory products, from March 2018 to November 2020 and in various functional and business leadership roles at Colfax Fluid Handling, a diversified technology company, from 2012 to 2018.

ITEM 1A. RISK FACTORS

Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or our other filings with the Securities and Exchange Commission, could have a material adverse impact on our business, financial condition or results of operations.

COVID-19 Pandemic Risks
The novel coronavirus (COVID-19) pandemic, efforts to mitigate the pandemic, and the related weakening economic conditions, have impacted our business and could have a significant negative impact on our operations, liquidity, financial condition and financial results
To date, we have experienced delays in commercial construction projects and other adverse consequences due to the COVID-19 pandemic. Quarantines and "stay in place" orders, the timing and length of containment and eradication solutions, travel restrictions, construction site closures and project delays, absenteeism by infected workers, labor shortages and other disruptions to our supply chain or to our customers, have adversely impacted our sales and operating results. In addition, the pandemic contributed to an economic downturn that has impacted demand for certain of our products and services. Order lead times have been, and may continue to be, extended or delayed. Within the LSO segment, we also experienced the temporary closure of many of our customer's retail locations. We also were required temporarily to shut down our factories in this segment to comply with government "stay in place" orders.

We expect this global pandemic to continue to have an impact on our future revenue and results of operations, although the negative impacts on our business directly due to the COVID-19 pandemic had moderated by the end of fiscal 2022. The extent to which COVID-19 will continue to impact our businesses in the future will depend on numerous evolving factors including, but not limited to, the emergence of new variants of the coronavirus, such as the Delta and Omicron variants, and the effectiveness of ongoing public health initiatives, which have been boosted by vaccine production and distribution.

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

Global instability and uncertainty arising from events outside of our control, such as significant natural disasters, political crises, public health crises and pandemics, and/or other catastrophic events could materially affect our results of operations
Natural disasters, political crises, public health crises, such as the current COVID-19 pandemic, and other catastrophic events or other events outside of our control, including Russia's invasion of Ukraine, may negatively impact our facilities or the facilities of third parties on which we depend, have broader adverse impacts on the commercial construction market, consumer confidence and spending, and/or impact both the well-being of our employees and our ability to operate our facilities. These types of disruptions or other events outside of our control could affect our business negatively, cause delays or cancellation of commercial construction projects or cause us to temporarily close our facilities, harming our operating results. In addition, if any of our facilities, including our manufacturing, finishing or distribution facilities, or the facilities of our suppliers, third-party service providers, or customers, is affected by natural disasters, political crises, public health crises, or other catastrophic events or events outside of our control, our business and operating results could suffer.

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

Strategic Risks
We could be unable to effectively manage and implement our new enterprise strategy, which could have a material adverse effect on our business, financial condition, and results of operations.
Our growth strategy includes differentiating our product and service offerings, shifting our business mix toward higher operating margins and return on invested capital performance, and shifting away from our historical, decentralized operating model. Execution of this strategy will require additional investments of time and resources and could fail to achieve the desired results. For example, we may be unable to increase our sales and earnings by differentiating our product and service offerings in a cost-effective manner. We may fail to accurately predict future customer needs and preferences, and thus focus on the wrong business mix. Our centralized operating system may not produce the desired operating efficiencies.

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

Loss of key personnel and inability to source sufficient labor could adversely affect our operating results
Our success depends on the skills of the Company's leadership, construction project managers and other key technical personnel, and our ability to secure sufficient manufacturing and installation labor. In recent years, strong residential and commercial construction and low U.S. unemployment have caused increased competition for experienced construction project managers and other labor. If we are unable to retain existing employees, provide a safe and healthy working environment, and/or recruit and train additional employees with the requisite skills and experience, our operating results could be adversely impacted.

Continuing inflation may negatively impact our profitability.
Rising inflation, interest rates, or construction costs could reduce the demand for our products and services and impact our profitability. Higher interest rates may make it more expensive to finance construction projects, and as a result, reduce the number of projects and the demand for our products and services. Cost inflation, including significant cost increases for freight, aluminum, glass, paint and other materials used in our operations, has impacted, and could continue to impact, our profitability. The availability and price of necessary raw materials for our products may be negatively impacted by the international sanctions and market volatility caused by Russia’s invasion of Ukraine. Continued supply and demand imbalances for these resources may continue to exert upward pressure on costs. Furthermore, in some of our segments, we operate on contracts wherein we bear part or all of the risk of inflation on materials costs and the cost of installation services. Our ability to mitigate these costs, or recover the cost increases through price increases, may continue to lag the cost increases, which could negatively impact our margins.

If we are unable to manage our supply and distribution chains effectively our results of operations will be negatively affected
Our Architectural Framing Systems and Architectural Services segments use aluminum as a significant input to their products and our operating results in those two segments could be negatively impacted by supply chain disruptions and adverse price movements in the market for raw aluminum. In recent years, we have seen increased volatility in the price of aluminum that we purchase from both domestic and international sources. Due to our Architectural Framing Systems segment presence in Canada, we have significant cross-border activity, as our Canadian businesses purchase inputs from U.S.-based suppliers and sell to U.S.-based customers. A significant change in U.S. trade policy with Canada could, therefore, have an adverse impact on our net sales and operating results.

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

Product quality issues and product liability claims could adversely affect our operating results
We manufacture and/or install a significant portion of our products based on the specific requirements of each customer. We believe that future orders of our products or services will depend on our ability to maintain the performance, reliability, quality and timely delivery standards required by our customers. We have in the past and are currently subject to product liability and warranty claims, including certain legal claims related to a commercial sealant product formerly incorporated into our products, and there is no certainty we will prevail on these claims. If our products have performance, reliability or quality problems, or products are installed using incompatible glazing materials or installed improperly (by us or a customer), we may experience additional warranty and other expenses; reduced or canceled orders; higher manufacturing or installation costs; or delays in the collection of accounts receivable. Additionally, product liability and warranty claims, including relating to the performance, reliability or quality of our products and services, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages that could negatively impact our operating results. There is also no assurance that the number and value of product liability and warranty claims will not increase as compared to historical claim rates, or that our warranty reserve at any particular time is sufficient. No assurance can be given that coverage under insurance policies, if applicable, will be adequate to cover future product liability claims against us. If we are unable to recover on insurance claims, in whole or in part, or if we exhaust our available insurance coverage at some point in the future, then we might be forced to expend legal fees and settlement or judgment costs, which could negatively impact our profitability, results of operations, cash flows and financial condition.

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

Difficulties in maintaining our information technology systems, and potential cybersecurity threats, could negatively affect our operating results and/or our reputation
Our operations are dependent upon various information technology systems that are used to process, transmit and store electronic information, and to manage or support our manufacturing operations and a variety of other business processes and activities, some of which are managed by third-parties. We could encounter difficulties in maintaining our existing systems, developing and implementing new systems or in our efforts to standardize information technology systems across our business units. Such difficulties could lead to disruption in business operations and/or significant additional expenses that could adversely affect our results.

Additionally, our information technology and Internet based systems, and those of our third-party service providers, are subject to cyber-attacks of increasing frequency and sophistication. These systems have in the past been, and may in the future be, subject to cyber-attacks and other attempts to gain unauthorized access, breach, damage, disrupt or otherwise compromise such systems, none of which have been material to us to date. These cyber threats pose a risk to the security of our systems and networks, and the confidentiality, availability and integrity of our data. Should such an attack succeed, it could lead to the compromise of confidential information, manipulation and destruction of data and product specifications, production downtimes, disruption in the availability of financial data, or misrepresentation of information via digital media. The occurrence of any of these events could adversely affect our reputation and could result in litigation, loss of data and intellectual property, regulatory action, project delay claims, and increased costs and operational consequences of implementing further data protection systems.

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

Financial Risks
We are self-insured for certain costs associated with our operations and an increase in our insurance claims and expenses may have a material negative impact on our operating results
We obtain third-party insurance to provide coverage for potential risk in areas such as employment practices, workers' compensation, directors and officers, automobile, engineer's errors and omissions, product rework and general liability, as well as medical insurance and various other coverages. However, we retain a high amount of risk on a self-insured basis through our wholly-owned insurance subsidiary, in particular for product liability, medical and workers’ compensation claims. Therefore, a significant increase in the number or size of these claims could have a material adverse effect on our operating results.

Foreign currency effects could negatively affect our sales and operating income
When the U.S. dollar strengthens against foreign currencies, imports of products into the U.S. produced by international competitors become more price competitive and exports of our U.S.-fabricated products become less price competitive. If we are not able to counteract these types of price pressures through superior quality, service and prudent hedging programs, our net sales and operating income could be negatively impacted. Additionally, our international subsidiaries report their results of operations and financial position in their relevant functional currencies (local country currency), which are then translated into U.S. dollars. As the relationship between these currencies and the U.S. dollar changes, there could be a negative impact on our reported results and financial position.

Results can differ significantly from our expectations and the expectations of analysts, which could have an adverse affect on the market price of our common stock
Our sales and earnings guidance and resulting external analyst estimates are largely based on our view of our business and the broader commercial construction market. Further, there is additional risk in our ability to accurately forecast our operational and financial performance and provide earnings guidance as a result of evolving conditions because of the COVID-19 pandemic and related economic downturn, continued inflationary cost increases and uncertainty resulting from the Russian invasion of Ukraine. Failure to meet our guidance or analyst expectations for net sales and earnings would have an adverse impact on the market price of our common stock.

We may experience further impairment of our goodwill, indefinite- and finite-lived intangible assets and long-lived assets, in the future, which could adversely impact our financial condition and results of operations
Our assets include a significant amount of goodwill, indefinite- and finite-lived intangible assets and long-lived assets. We evaluate goodwill and indefinite-lived intangible assets for impairment annually in our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. We evaluate finite-lived intangible assets and long-lived assets for impairment if events or changes in circumstances indicate that the carrying value of the long-lived asset may not be recoverable. The assessment of impairment involves significant judgment and projections about future performance.

Based on our annual impairment valuation analysis performed in the fourth quarter of fiscal 2022, there was no goodwill impairment identified. During fiscal 2021, our annual impairment analysis determined impairment of goodwill at two of our reporting units within the Architectural Framing Systems segment and we determined impairment of our EFCO trade name. As a result, in the prior year, we recorded a goodwill impairment expense and an indefinite-lived intangible asset impairment expense of $63.8 million and $6.3 million, respectively.

During the fourth quarter of fiscal 2022, based on the finalization of our plans for integrating the Sotawall business into the Architectural Services segment, beginning in fiscal 2023, we determined impairment of indefinite and finite-lived intangibles within the Architectural Framing Systems segment and we recorded intangible impairment expense of $49.5 million. Refer to additional information included within Notes 1 and 6 to the Financial Statements contained in Item 8 within this Annual Report on Form 10-K.

The discounted cash flow projections and revenue projections used in these analyses are dependent upon achieving forecasted levels of revenue and profitability. If revenue or profitability were to fall below forecasted levels, or if market conditions were to decline in a material or sustained manner, further impairment could be indicated and we could incur an additional non-cash impairment expense that would negatively impact our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table lists, by segment, the Company's principal physical properties as of February 26, 2022. We believe these properties are generally in good operating condition, suitable for their respective uses and adequate for our current needs as our business is presently conducted.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Apogee common stock is traded on the NASDAQ Stock Market under the ticker symbol "APOG". As of April 8, 2022, there were 1,124 shareholders of record and 14,507 shareholders for whom securities firms acted as nominees.

Dividends
Quarterly, the Board of Directors evaluates declaring dividends based on operating results, available funds and the Company's financial condition. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly and annual cumulative cash dividends per share for the past three fiscal years.

Fiscal Year	First	Second	Third	Fourth	Total
2022	$0.2000	$0.2000	$0.2000	$0.2200	$0.8200
2021	0.1875	0.1875	0.1875	0.2000	0.7625
2020	0.1750	0.1750	0.1750	0.1875	0.7125

Purchases of Equity Securities by the Company
The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
November 28, 2021 through December 24, 2021	238,938	$43.76	237,872	1,124,128
December 25, 2021 through January 22, 2022	677,804	48.58	676,025	2,448,103
January 23, 2022 through February 26, 2022	623,565	45.02	623,565	1,824,538
Total	1,540,307	$45.92	1,537,462	1,824,538
(a) The shares in this column represent the total number of shares that were repurchased by us pursuant to our publicly announced repurchase program, plus the shares surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation.

(b) In fiscal 2004, announced on April 10, 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock. The Board increased the authorization by 750,000 shares, announced on January 24, 2008; by 1,000,000 shares on each of the announcement dates of October 8, 2008, January 13, 2016, January 9, 2018, January 14, 2020, and October 7, 2021; and by 2,000,000 shares, announced on October 3, 2018 and January 14, 2022. The repurchase program does not have an expiration date.

Comparative Stock Performance
The graph below compares the cumulative total shareholder return on a $100 investment in our common stock for the last five fiscal years with the cumulative total return on a $100 investment in the Russell 2000 Index, a broad equity market index, and the Standard & Poor's Small Cap 600 Growth Index, an index that includes companies of similar market capitalization. The graph assumes an investment at the close of trading on March 4, 2017, and also assumes the reinvestment of all dividends.

Comparative Stock Performance
Five-Year Cumulative Total Return
March 4, 2017 to February 26, 2022

200
180
160
140
120
100
80
60
40
Index Value
2017
2018
2019
2020
2021
2022
Fiscal Year
Apogee
S&P Small Cap 600
Russell 2000

	2017	2018	2019	2020	2021	2022
Apogee	$100.00	$76.44	$63.62	$54.34	$69.37	$86.10
S&P Small Cap 600 Growth Index	100.00	112.36	120.65	112.72	165.53	162.88
Russell 2000 Index	100.00	111.31	116.96	110.20	166.40	155.92

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

ITEM 6. [RESERVED]

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

During fiscal 2022, we conducted a strategic review of our business and the markets we serve in order to establish a new enterprise strategy with three key elements, as discussed in Item 1 on page 4 of this Form 10-K. As part of executing our enterprise strategy, during the second quarter of fiscal 2022, we announced plans to realign and simplify our business structure which resulted in the closure of two facilities within the Architectural Glass segment, in Dallas, Texas and Statesboro, Georgia. These closures were made in order to focus the Architectural Glass segment on premium, high-performance products. During the fourth quarter of fiscal 2022, we finalized plans for integrating the Sotawall business into the Architectural Services segment, beginning in fiscal 2023, and as a result, we recorded impairment expense of $49.5 million on indefinite- and finite-lived intangible assets. During fiscal 2022, we saw inflation on raw materials and freight, which we were able to largely offset with pricing actions by the end of our fiscal fourth quarter. We also have experienced supply chain challenges during fiscal 2022 but are actively working to ensure continued supply of key materials.

Fiscal 2022 summary of results:
•Consolidated net sales were $1.3 billion, an increase of 7 percent from $1.2 billion in fiscal 2021.
•Operating income was $22.0 million, a decrease of 14 percent from $25.5 million in the prior year.
•Diluted EPS was $0.14, compared to $0.59 in the prior year, a decrease of 76 percent.
•Adjusted operating income was $82.6 million, a decrease of 5 percent compared to the prior year, and adjusted diluted EPS was $2.48 in fiscal 2022, an increase of 3 percent compared to the prior year. Refer to the table below for a reconciliation to GAAP of these adjusted amounts.

Reconciliation of Non-GAAP Financial Information
Adjusted Operating Income and Adjusted Net Earnings per Diluted Common Share
(Unaudited)
			Diluted per share amounts
	Year-ended		Year-ended
(In thousands)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Operating income	$22,045	$25,527	$0.14	$0.59
Impairment expense on intangible assets and goodwill	49,473	70,069	1.96	2.66
Restructuring	30,512	4,884	1.21	0.19
Gain on sale of building	(19,456)	(19,346)	(0.77)	(0.74)
Impairment of equity investment	N/A	N/A	0.12	—
COVID-19	—	4,988	—	0.19
Post-acquisition and acquired project matters	—	1,000	—	0.04
Income tax impact on above adjustments (1)	N/A	N/A	(0.17)	(0.53)
Adjusted operating income	$82,574	$87,122	$2.48	$2.40

(1) Income tax impact calculated using an estimated statutory tax rate of 25%, which reflects the estimated blended statutory tax rate for the jurisdiction in which the charge or income occurred. Income tax impact in the current year excludes the tax benefit related to the impairment expense in certain jurisdictions due to a tax valuation allowance. In the prior year, income tax impact excludes the amount of impairment expense that is non-deductible in the applicable jurisdiction.

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

Return on average invested capital (ROIC) is a non-GAAP financial measure that we define as operating income (adjusted for certain items that are unusual in nature or whose fluctuations from period to period do not necessarily correspond to changes in the operations of the Company) after tax, divided by average invested capital. We believe this measure is useful in understanding operational performance and capital allocation over time. This measure is not calculated in accordance with GAAP. Certain information necessary to calculate this measure on a GAAP basis is dependent on future events, some of which are beyond our control, and cannot be predicted without unreasonable efforts. It is important to note that these factors could be material to Apogee’s results computed in accordance with GAAP.

These non-GAAP measures should be viewed in addition to, and not as an alternative to, the reported financial results of the Company prepared in accordance with GAAP. Other companies may calculate these measures differently, thereby limiting the usefulness of the measures for comparison with other companies.
Results of Operations
Net Sales

(Dollars in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net sales	$1,313,977	$1,230,774	$1,387,439	6.8%	(11.3)%

Fiscal 2022 Compared to Fiscal 2021
Net sales in fiscal 2022 increased by 6.8 percent compared to fiscal 2021, driven by record revenue in the LSO and Architectural Services segments and growth in the Architectural Framing Systems segment, partially offset by decreased volume in the Architectural Glass Segment.
Fiscal 2021 Compared to Fiscal 2020
Net sales in fiscal 2021 decreased by 11.3 percent compared to fiscal 2020, reflecting end market softness and COVID-19 related volume declines in the Architectural Framing Systems, Architectural Glass and LSO segments, partially offset by increased volume in the Architectural Services segment, driven by execution of projects in backlog.

Performance
The relationship between various components of operations, as a percentage of net sales, is provided below.

(Percentage of net sales)	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales	79.1	77.6	77.0
Gross margin	20.9	22.4	23.0
Selling, general and administrative expenses	15.4	14.6	16.7
Impairment expense on intangible assets and goodwill	3.8	5.7	—
Operating income	1.7	2.1	6.3
Interest expense, net	0.3	0.4	0.7
Other (expense) income, net	(0.3)	0.1	0.1
Earnings before income taxes	1.1	1.8	5.7
Income tax expense	0.8	0.6	1.3
Net earnings	0.3%	1.3%	4.5%
Effective income tax rate	74.9%	31.7%	22.4%

Fiscal 2022 Compared to Fiscal 2021
Gross margin was 20.9 percent in fiscal 2022, a decrease of 150 basis points from fiscal 2021. This decrease was driven by $28.2 million of restructuring costs included in cost of sales incurred during fiscal 2022 related to restructuring actions announced in August 2021, as well as inflationary pressure on raw materials and freight within the Architectural Glass and Architectural Framing Systems segments. These costs were partially offset by $19.5 million of gain on sale of assets related to the sale of a manufacturing facility in the Architectural Glass segment and by positive impacts from continued recovery of the LSO segment (which closed for most of the first and second quarters of the prior year, based on COVID-related government directives).

Total selling, general and administrative (SG&A) expense for fiscal 2022, including impairment expense on goodwill and intangible assets noted in the table above, was 19.2 percent, a decrease of 110 basis points from fiscal 2021. This was driven by a $49.4 million impairment expense taken within the Architectural Framing Systems segment during the current year compared to a $70.1 million impairment expense taken within the Architectural Framing Systems segment in the prior year. In addition, we received a benefit of $4.9 million in fiscal 2022 compared to $7.4 million in fiscal 2021, as a result of a Canadian wage subsidy program offered to support Canadian business impacted by the COVID-19 pandemic, thereby offsetting cost actions that would have been taken had this subsidy not been secured.

Net interest expense declined by 10 basis points compared to the prior year, due to the lower average debt balance in fiscal 2022.

The effective tax rate for fiscal 2022 was 74.9 percent, compared to 31.7 percent in fiscal 2021, primarily due to the valuation allowance recorded against the tax benefit of the Sotawall impairment and the impact of certain permanent items in relation to reduced earnings in fiscal 2022.

Fiscal 2021 Compared to Fiscal 2020
Gross margin was 22.4 percent in fiscal 2021, a decrease of 60 basis points from fiscal 2020. This decrease was driven by the impact from lower volumes due to end market softness and COVID-19 related project delays, partially offset by strong project execution in the Architectural Services segment.

SG&A expense for fiscal 2021 including impairment expense on goodwill and intangible assets noted in the table above, was 20.3 percent, an increase of 360 basis points from fiscal 2020. This was driven by a $70.1 million impairment expense taken within the Architectural Framing Systems segment, partially offset by a $19.3 million gain on the sale-leaseback of a building within the Large-Scale Optical segment and $7.4 million of income related to a New Markets Tax Credit transaction within the Architectural Glass segment. In addition, we received a benefit of $7.4 million in fiscal 2021, as a result of a Canadian wage subsidy program offered to support Canadian business impacted by the COVID-19 pandemic, thereby offsetting cost actions that would have been taken had this subsidy not been secured.

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

Segment Analysis
Architectural Framing Systems

(In thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net sales	$596,608	$570,850	$686,596	4.5%	(16.9)%
Operating loss	(16,726)	(44,761)	36,110	(62.6)%	N/M
Operating margin	(2.8)%	(7.8)%	5.3%

Fiscal 2022 Compared to Fiscal 2021. Net sales increased 4.5 percent, or $25.8 million, from fiscal 2021, primarily reflecting flow through from pricing actions taken to offset inflation, partially offset by lower volume. The segment had an operating loss of $16.7 million and operating margin of (2.8) percent in fiscal 2022 compared to an operating loss of $44.8 million and operating margin of (7.8) percent in fiscal 2021, reflecting the impact of the $49.5 million and $70.1 million impairment expense and $1.7 million and $4.4 million of restructuring charges in fiscal 2022 and fiscal 2021, respectively, partially offset by the benefit of $4.9 million and $7.4 million in fiscal 2022 and 2021, respectively, from a Canadian wage subsidy program offered to Canadian businesses impacted by the COVID-19 pandemic.

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

Architectural Glass

(In thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net sales	$309,241	$330,256	$387,191	(6.4)%	(14.7)%
Operating income	1,785	18,678	20,760	(90.4)%	(10.0)%
Operating margin	0.6%	5.7%	5.4%

Fiscal 2022 Compared to Fiscal 2021. Fiscal 2022 net sales decreased 6.4 percent, or $21.0 million, over the prior year, primarily reflecting lower volume. Operating margin decreased 510 basis points for the fiscal year ended 2022 compared to the prior year period, as a result of $27.1 million of restructuring costs during the current year, as well as the impact of higher material and freight costs from inflation, partially offset by $19.5 million gain on sale of a manufacturing facility in Georgia. The prior year period also included $7.4 million of income related to a New Markets Tax Credit transaction.

Fiscal 2021 Compared to Fiscal 2020. Fiscal 2021 net sales decreased 14.7 percent, or $56.9 million, over fiscal 2020, due to market-related volume declines and project delays. Operating margin increased 30 basis points for the fiscal year ended 2021 compared to fiscal 2020, as a result of $7.4 million of income related to a New Markets Tax Credit transaction, offset by the impacts of lower volume and increased costs related to the small projects growth initiative.

Architectural Services

(In thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net sales	$349,386	$295,807	$269,140	18.1%	9.9%
Operating income	32,743	31,182	23,582	5.0%	32.2%
Operating margin	9.4%	10.5%	8.8%

Fiscal 2022 Compared to Fiscal 2021. Net sales increased 18.1 percent, or $53.6 million, compared to the prior year, driven by increased volume from executing projects in backlog. Operating margin decreased 110 basis points over the prior year, reflecting the impact of inflation and isolated performance challenges on certain projects experienced during the first quarter of fiscal 2022.

Fiscal 2021 Compared to Fiscal 2020. Net sales increased 9.9 percent, or $26.7 million, compared to fiscal 2020, driven by increased volume from executing projects in backlog. Operating margin increased 170 basis points over fiscal 2020, primarily driven by improved volume leverage and strong project execution.

Large-Scale Optical Technologies (LSO)

(In thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net sales	$101,673	$70,050	$87,911	45.1%	(20.3)%
Operating income	23,618	31,203	22,642	(24.3)%	37.8%
Operating margin	23.2%	44.5%	25.8%

Fiscal 2022 Compared to Fiscal 2021. Fiscal 2021 net sales increased 45.1 percent, or $31.6 million, compared to the prior year, reflecting a more favorable sales mix, as demand recovered from the impact of COVID in the prior year period. In fiscal 2021, most of the segment's customers and the segment's manufacturing operations were closed for a large part of the first and second quarters to comply with COVID-related government directives. The segment had operating margin of 23.2 percent in fiscal 2022 compared to operating margin of 44.5 percent in fiscal 2021, reflecting the impact of a $19.3 million gain on the sale-leaseback of a building recognized during the third quarter of the prior year, partially offset by the impacts of the temporary shutdown and the related lower volume.

Fiscal 2021 Compared to Fiscal 2020. Fiscal 2021 net sales decreased 20.3 percent, or $17.9 million, compared to fiscal 2020, as a result of the required COVID-related closure of most of the segment's customers and the segment's manufacturing locations for several months during the first half of fiscal 2021. The segment had operating margin of 44.5 percent in fiscal 2021 compared to operating margin of 25.8 percent in fiscal 2020, reflecting the impact of a $19.3 million gain on the sale-leaseback of a building recognized during the third quarter of fiscal 2021, partially offset by the impacts of the temporary shutdown and the related lower volume.

Liquidity and Capital Resources

(In thousands)	2022	2021	2020
Operating Activities
Net cash provided by operating activities	$100,471	$141,863	$107,262
Investing Activities
Capital expenditures	(21,841)	(26,165)	(51,428)
Proceeds on sale of property	30,599	25,108	5,307
Financing Activities
Payments on line of credit, net	—	(47,739)	(177,500)
(Repayment) borrowings on debt	(2,000)	(5,400)	150,000
Repurchase and retirement of common stock	(100,414)	(32,878)	(25,140)
Dividends paid	(20,266)	(19,601)	(18,714)

Operating Activities. Cash provided by operating activities was $100.5 million in fiscal 2022, a decrease of $41.4 million from fiscal 2021, primarily reflecting a decline in net earnings during the current fiscal year and the benefit in the prior year from reduced working capital and temporary actions related to the pandemic.

Investing Activities. Net cash provided by investing activities was $9.3 million in fiscal 2022, compared to net cash used by investing activities of $2.1 million in fiscal 2021, due to an increase of $5.5 million of proceeds from property sales in fiscal 2022 compared to fiscal 2021, related to the sale of an Architectural Glass manufacturing facility in Georgia in the fourth quarter of fiscal 2022, and reduced capital expenditures by $4.3 million in fiscal 2022 compared to fiscal 2021. In fiscal 2021, we sold an LSO manufacturing facility in Illinois, and in fiscal 2020, we sold an Architectural Framing manufacturing facility in Toronto.

Financing Activities. Cash used by financing activities was $120.6 million in fiscal 2022, compared to $107.9 million in fiscal 2021. In fiscal 2022, we paid dividends totaling $20.3 million and repurchased 2,292,846 shares under our authorized share repurchase program, at a total cost of $100.0 million. We repurchased 1,177,704 shares under the program in fiscal 2021 and 686,997 shares under the program in fiscal 2020. We have repurchased a total of 9,425,462 shares, at a total cost of $307.3 million, since the 2004 inception of this program. We have remaining authority to repurchase 1,824,538 shares under this program, which has no expiration date, and we will continue to evaluate making future share repurchases, depending on our cash flow and debt levels, market conditions, including the continuing effects of the COVID-19 pandemic, and other potential uses of cash.

As of February 26, 2022, no borrowings were outstanding under the revolving credit facility. As defined within the credit facility, we have two affirmative financial covenants which require us to stay below a maximum leverage ratio and to maintain a minimum interest expense-to-EBITDA ratio. At February 26, 2022, we were in compliance with both financial covenants.

Other Financing Activities. The following summarizes our significant contractual obligations that impact our liquidity as of February 26, 2022:

	Payments Due by Fiscal Period
(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Debt obligations	$1,000	$—	$150,000	$—	$—	$12,000	$163,000
Operating leases (undiscounted)	13,604	11,311	9,950	7,929	6,423	6,735	55,952
Purchase obligations	199,918	5,976	1,433	1,433	487	—	209,247
Total cash obligations	$214,522	$17,287	$161,383	$9,362	$6,910	$18,735	$428,199

Debt obligations in the table above include a $150.0 million term loan that matures in fiscal 2025 and $13.0 million of industrial revenue bond obligations that mature in fiscal years 2023 through 2043.

We acquire the use of certain assets through operating leases, such as warehouses, manufacturing equipment, office equipment, hardware, software and vehicles. While many of these operating leases have termination penalties, we consider the risk related to termination penalties to be minimal.

Purchase obligations in the table above relate to raw material commitments and capital expenditures.

We expect to make contributions of approximately $0.7 million to our defined-benefit pension plans in fiscal 2023, which will equal or exceed our minimum funding requirements.
As of February 26, 2022, we had reserves of $3.3 million and $0.5 million for long-term unrecognized tax benefits and environmental liabilities, respectively. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

At February 26, 2022, we had ongoing letters of credit of $16.4 million related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal 2023 and reduce borrowing capacity under the revolving credit facility.

In addition to the above standby letters of credit, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At February 26, 2022, $352.5 million of our backlog was bonded by performance bonds with a face value of $1.2 billion. These bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have not been required to make any payments under these bonds with respect to our existing businesses.

During calendar 2020, we took advantage of the option to defer remittance of the employer portion of Social Security tax as provided in the Coronavirus, Aid, Relief and Economic Security Act (CARES Act). This deferral allowed us to retain cash during calendar year 2020 that would have otherwise been remitted to the federal government. During the fourth quarter of fiscal 2022, we repaid half of the deferred tax payments in the amount of $6.8 million, with a remaining amount of $6.8 million included within accrued payroll and other benefits on our consolidated balance sheets to be repaid in calendar year 2022.

We had total cash and short-term marketable securities of $37.6 million, and $218.6 million available under our committed revolving credit facility, at February 26, 2022. We believe that cash flows from operating activities will be adequate to meet our short-term and long-term liquidity and capital expenditure needs. In addition, we believe we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. We also believe we will continue to be in compliance with our existing debt covenants over the next fiscal year.

We continually review our portfolio of businesses and their assets and how they support our business strategy and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity and further invest in, divest and/or sell parts of our current businesses.

We had no off-balance sheet arrangements at February 26, 2022 or February 27, 2021 that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Outlook
The Company is providing initial guidance for fiscal year 2023, with full year adjusted earnings expected to be in the range of $2.90 to $3.30 per diluted share. The Company expects revenue growth in fiscal 2023, led by the flow through of inflation-related pricing actions in Architectural Framing Systems. The Company forecasts full year capital expenditures of $35 to $40 million.

Recently Issued Accounting Pronouncements
See Note 1 of the Notes to Consolidated Financial Statements within Item 8 of this Form 10-K for information pertaining to recently issued accounting pronouncements, incorporated herein by reference.

Critical Accounting Policies and Estimates
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

We have three businesses which operate under long-term, fixed-price contracts, representing approximately 38 percent of our total revenue in fiscal February 26, 2022. The contracts for these businesses have a single, bundled performance obligation, as these businesses generally provide interrelated products and services and integrate these products and services into a combined output specified by the customer. The customer obtains control of this combined output, generally integrated window systems or installed window and curtainwall systems, over time. We measure progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract, and record that proportion of the total contract price as revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe this method of recognizing revenue is consistent with our progress in satisfying our contract obligations.

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

Impairment of goodwill, indefinite-lived intangible assets and long-lived assets
Goodwill
We have historically evaluated goodwill for impairment annually at our year-end, or more frequently if events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. In the third quarter of fiscal 2021, we changed the date of our annual goodwill impairment test from our fiscal year-end to the first day in our fiscal fourth quarter. This change results in better alignment of the annual impairment test with our strategic and annual planning processes, and we will follow this new cadence for our annual impairment valuations going forward. This change was determined not to be material to and had no impact on our current or historical consolidated financial statements.

Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a qualitative or quantitative analysis. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by segment management on a regular basis. During the third quarter of fiscal 2022, we combined certain reporting units to form two reporting units, following certain structural and leadership changes at the Company, specifically within the Architectural Framing Systems segment. Within this segment, as a result of integration efforts that are ongoing, leadership over our Wausau, EFCO and Sotawall reporting units were combined to form the Window and Wall Systems reporting unit, and our Linetec and Tubelite reporting units were combined to form the Storefront and Finishing Solutions reporting unit. With these organizational changes, Architectural Framing Systems segment management regularly reviews and evaluates the results of the Window and Wall Systems and Storefront and Finishing Solutions reporting units. Additionally, functional leaders in areas such as operations, sales, marketing and general and administrative areas are responsible for allocating resources and reviewing results of the Window and Wall Systems and Storefront and Finishing Solutions reporting units. The goodwill of the five individual pre-integration reporting units was aggregated to the respective combined reporting units. We evaluated goodwill on a qualitative basis prior to and subsequent to this change and concluded no adjustment to the carrying value of goodwill was necessary as a result of this change. The reporting units for our fiscal 2022 annual impairment test align with reporting segments, with the exception of our Architectural Framing Systems segment, which contains two reporting units, Window and Wall Systems and Storefront and Finishing Solutions, which represent $55.6 million and $37.6 million, of the goodwill balance at February 26, 2022, respectively.

For our fiscal 2022 annual impairment test, we elected to bypass the qualitative assessment process and to proceed directly to comparing the fair value of each of our reporting units to carrying value, including goodwill. If fair value exceeds the carrying value, goodwill impairment is not indicated. If the carrying amount of a reporting unit is higher than its estimated fair value, the excess is recognized as an impairment expense.

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

Based on these analyses, estimated fair value exceeded carrying value at all of our reporting units. The discounted cash flow projections used in these analyses are dependent upon achieving forecasted levels of revenue and profitability. If revenue or profitability were to fall below forecasted levels, or if market conditions were to decline in a material or sustained manner, impairment could be indicated at these or our other reporting units and we could incur non-cash impairment expense that would negatively impact our net earnings.

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

Fair value is measured using the relief-from-royalty method. This method assumes the trade name or trademark has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from the asset. This method requires estimation of future revenue from the related asset, the appropriate royalty rate, and the weighted average cost of capital. The assessment of fair value involves significant judgment and projections about future performance. In the fair value analysis, we assumed a discount rate of 12.3 percent, a royalty rate of 1.5 percent, and a long-term growth rate of 3.0 percent. Based on our annual analysis, the fair value of each of our trade names and trademarks exceeded the carrying amount, however, based on the finalization of our plans for integrating the Sotawall business into the Architectural Services segment, beginning in fiscal 2023, it was determined that the carrying value of the Sotawall trade name exceeded fair value by $12.7 million as it was determined to have an immaterial fair value as of fiscal 2022 year end. This amount was recognized as impairment expense in the fourth quarter ended February 26, 2022.

We continue to conclude that the useful lives of our remaining indefinite-lived intangible assets is appropriate. If future revenue were to fall below forecasted levels or if market conditions were to decline in a material or sustained manner, further impairment could be indicated on these indefinite-lived intangible assets.

Long-lived assets
Long-lived assets or asset groups, including intangible assets subject to amortization and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows to determine the fair value of long-lived assets. Due to triggering events as a result of finalization of our plans for integrating the Sotawall business into the Architectural Services segment, beginning in fiscal 2023, we determined that the finite-lived intangible assets were impaired as of February 26, 2022. As such, a long-lived asset impairment charge of

$36.7 million in finite-lived intangible assets was recognized in the fourth quarter of fiscal year 2022 within the Architectural Framing Systems segment.

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

Income taxes
We are required to make judgments regarding the potential tax effects of various financial transactions and ongoing operations to estimate our obligation to taxing authorities. These tax obligations include income, real estate, franchise and sales/use taxes. Judgments related to income taxes require the recognition in our financial statements that a tax position is more-likely-than-not to be sustained on audit.

Judgment and estimation is required in developing the provision for income taxes and the reporting of tax-related assets and liabilities and, if necessary, any valuation allowances. The interpretation of tax laws can involve uncertainty, since tax authorities may interpret such laws differently. Actual income tax could vary from estimated amounts and may result in favorable or unfavorable impacts to net income, cash flows and tax-related assets and liabilities. In addition, the effective tax rate may be affected by other changes including the allocation of property, payroll and revenues between states.

We assess the deferred tax assets for recoverability taking into consideration historical and anticipated earnings levels; the reversal of other existing temporary differences; available net operating losses and tax carryforwards; and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, management must evaluate the need for, and amount of, a valuation allowance against the deferred tax assets. As facts and circumstances change, adjustment to the valuation allowance may be required.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates, foreign currency exchange rates and raw material pricing.

Interest Rate Risk
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

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. If interest rates were to increase or decrease over the next 12 months by 200 basis points, net earnings would be impacted by approximately $0.8 million. Our debt exceeded investments at February 26, 2022, so as interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

In addition to the market risk related to interest rate changes on our financial instruments, the commercial construction markets in which our businesses operate are highly affected by changes in interest rates. Increases in interest rates could adversely impact activity in the commercial construction industry and our operating results.

Foreign Currency Exchange Rate Risk
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

We cannot accurately calculate the pre-tax impact a one percent change in the commodity costs of aluminum and/or lumber would have on our fiscal 2023 operating results, as the change in commodity costs would both impact the cost to purchase materials and the selling prices we offer our customers. The impact to our operating results would significantly depend on the competitive environment and the costs of other alternative products, which could impact our ability to pass commodities costs to our customers.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of February 26, 2022, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). The Company's management believes that, as of February 26, 2022, the Company's internal control over financial reporting was effective based on those criteria.

Following this report are reports from the Company's independent registered public accounting firm, Deloitte & Touche LLP, on the Company's consolidated financial statements and on the effectiveness of the Company's internal control over financial reporting as of February 26, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the "Company") as of February 26, 2022 and February 27, 2021, and the related consolidated results of operations, statements of comprehensive earnings, cash flows, and shareholders' equity, for each of the three years in the period ended February 26, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 26, 2022 and February 27, 2021, and the results of its operations and its cash flows for each of the three years in the period ended February 26, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 26, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 22, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Net Sales — Revenue Recognition for Long-Term Contracts in the Architectural Services Segment — Refer to Notes 1, 2, and 15 to the consolidated financial statements
The Architectural Services segment, which provides building glass and curtainwall installation services and operates under long-term, fixed-price contracts, accounted for approximately $349.4 million, or 27 percent of total net sales for the year ended February 26, 2022. The contracts for this business typically have a single, bundled performance obligation, as the business generally provides interrelated services and integrates these services into a combined output specified by the customer. The customer obtains control of this combined output, generally installed window and curtainwall systems, over time. The Company measures progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract and recording that proportion of the total contract price as revenue.

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

Goodwill — Window and Wall Systems Reporting Unit — Refer to Notes 1 and 6 to the consolidated financial statements
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company estimates the fair value of its reporting units using both the income approach and the market approach. The income approach uses a discounted cash flow methodology that involves significant judgment and projections of future performance, including future revenues, future operating expenses, and discount rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company’s goodwill balance was $130 million as of February 26, 2022, of which $55.6 million relates to the Window and Wall Systems reporting unit. The fair value of the Window and Wall Systems reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was identified.
Given the significant judgments made by management to estimate the fair value of the Window and Wall Systems reporting unit, performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to selection of future revenues, future operating expenses, and discount rates required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to future revenues, future operating expenses, and discount rates used by management to estimate the fair value of the Window and Wall Systems reporting unit included the following, among others:
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
April 22, 2022

We have served as the Company's auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apogee Enterprises, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of February 26, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 26, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 26, 2022, of the Company and our report dated April 22, 2022 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Minneapolis, MN
April 22, 2022

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	February 26, 2022	February 27, 2021
Assets
Current assets
Cash and cash equivalents	$37,583	$47,277
Receivables, net of allowance for doubtful accounts	168,592	175,917
Inventories	80,494	72,823
Costs and earnings on contracts in excess of billings	30,403	29,497
Other current assets	20,820	25,160
Total current assets	337,892	350,674
Property, plant and equipment, net	249,995	298,443
Operating lease right-of-use assets	47,912	58,864
Goodwill	130,102	130,098
Intangible assets	72,481	130,053
Other non-current assets	49,481	46,967
Total assets	$887,863	$1,015,099
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$92,104	$76,204
Accrued payroll and related benefits	50,977	50,125
Billings in excess of costs and earnings on uncompleted contracts	8,659	22,789
Operating lease liabilities	12,744	13,251
Current portion long-term debt	1,000	2,000
Other current liabilities	67,462	53,183
Total current liabilities	232,946	217,552
Long-term debt	162,000	163,000
Non-current operating lease liabilities	39,591	48,439
Non-current self-insurance reserves	22,544	24,880
Other non-current liabilities	44,583	68,483
Commitments and contingent liabilities (Note 10)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 23,701,491 and 25,713,688 shares, respectively	7,901	8,571
Additional paid-in capital	149,713	154,958
Retained earnings	254,825	357,243
Accumulated other comprehensive loss	(26,240)	(28,027)
Total shareholders’ equity	386,199	492,745
Total liabilities and shareholders’ equity	$887,863	$1,015,099
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

	Year-Ended
(In thousands, except per share data)	February 26, 2022	February 27, 2021	February 29, 2020
Net sales	$1,313,977	$1,230,774	$1,387,439
Cost of sales	1,039,816	955,084	1,068,480
Gross profit	274,161	275,690	318,959
Selling, general and administrative expenses	202,643	180,094	231,111
Impairment expense on goodwill and intangible assets	49,473	70,069	—
Operating income	22,045	25,527	87,848
Interest expense, net	3,767	4,408	8,814
Other (expense) income, net	(4,409)	1,492	716
Earnings before income taxes	13,869	22,611	79,750
Income tax expense	10,383	7,175	17,836
Net earnings	$3,486	$15,436	$61,914

Earnings per share - basic	$0.14	$0.59	$2.34
Earnings per share - diluted	$0.14	$0.59	$2.32
Weighted average basic shares outstanding	24,920	25,955	26,474
Weighted average diluted shares outstanding	25,292	26,304	26,729

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year-Ended
(In thousands)	February 26, 2022	February 27, 2021	February 29, 2020
Net earnings	$3,486	$15,436	$61,914
Other comprehensive earnings (loss):
Unrealized (loss) gain on marketable securities, net of $(96), $22 and $67 of tax (benefit) expense, respectively	(360)	80	257
Unrealized gain (loss) on foreign currency hedge, net of $633, $450 and $(129) of tax expense (benefit), respectively	2,074	1,475	(423)
Unrealized gain (loss) on pension obligation, net of $117, $32 and $(124) of tax expense (benefit), respectively	382	105	(405)
Foreign currency translation adjustments	(309)	4,375	(1,364)
Other comprehensive earnings (loss)	1,787	6,035	(1,935)
Total comprehensive earnings	$5,273	$21,471	$59,979

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended
(In thousands)	February 26, 2022	February 27, 2021	February 29, 2020
Operating Activities
Net earnings	$3,486	$15,436	$61,914
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,993	51,440	46,795
Share-based compensation	6,293	8,573	6,607
Deferred income taxes	(7,956)	(6,460)	10,463
Asset impairment on property, plant and equipment	21,497	1,400	—
Gain on disposal of assets	(20,987)	(20,044)	(2,197)
Impairment expense on goodwill and intangible assets	49,473	70,069	—
Noncash lease expense	12,418	12,235	12,420
Other, net	(1,272)	(2,088)	(1,516)
Changes in operating assets and liabilities:
Receivables	7,521	21,630	(4,217)
Inventories	(7,706)	(1,440)	7,142
Costs and earnings on contracts in excess of billings	(897)	44,183	(18,468)
Accounts payable and accrued expenses	3,348	(32,591)	(375)
Billings in excess of costs and earnings on uncompleted contracts	(14,288)	(10,351)	11,314
Refundable and accrued income taxes	11,017	2,652	(8,726)
Operating lease liability	(12,720)	(11,513)	(10,829)
Other, net	1,251	(1,268)	(3,065)
Net cash provided by operating activities	100,471	141,863	107,262
Investing Activities
Capital expenditures	(21,841)	(26,165)	(51,428)
Proceeds from sales of property, plant and equipment	30,599	25,108	5,307
Purchases of marketable securities	(1,038)	(3,606)	(7,012)
Sales/maturities of marketable securities	1,563	2,657	7,768
Other, net	—	(141)	(1,673)
Net cash provided (used) by investing activities	9,283	(2,147)	(47,038)
Financing Activities
Borrowings on line of credit	—	198,601	229,000
(Repayment) borrowings on debt	(2,000)	(5,400)	150,000
Payments on line of credit	—	(246,340)	(406,500)
Proceeds from exercise of stock options	4,115	1,456	—
Repurchase and retirement of common stock	(100,414)	(32,878)	(25,140)
Dividends paid	(20,266)	(19,601)	(18,714)
Other, net	(2,007)	(3,714)	(3,160)
Net cash used by financing activities	(120,572)	(107,876)	(74,514)
(Decrease) increase in cash, cash equivalents and restricted cash	(10,818)	31,840	(14,290)
Effect of exchange rates on cash	1,124	485	1
Cash, cash equivalents and restricted cash at beginning of year	47,277	14,952	29,241
Cash, cash equivalents and restricted cash at end of year	$37,583	$47,277	$14,952
Noncash Activity
Capital expenditures in accounts payable	$2,326	$1,101	$2,169
See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

(In thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Trust	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 2, 2019	27,015	$9,005	$151,842	$367,597	$(755)	$755	$(32,127)	$496,317
Net earnings	—	—	—	61,914	—	—	—	61,914
Unrealized gain on marketable securities, net of $67 tax expense	—	—	—	—	—	—	257	257
Unrealized loss on foreign currency hedge, net of $129 tax benefit	—	—	—	—	—	—	(423)	(423)
Unrealized loss on pension obligation, net of $124 tax benefit	—	—	—	—	—	—	(405)	(405)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,364)	(1,364)
Issuance of stock, net of cancellations	174	57	(124)	225	70	(70)	—	158
Share-based compensation	—	—	6,607	—	—	—	—	6,607
Share repurchases	(687)	(229)	(3,963)	(20,948)	—	—	—	(25,140)
Other share retirements	(59)	(19)	(346)	(2,064)	—	—	—	(2,429)
Cash dividends ($0.7125 per share)	—	—	—	(18,714)	—	—	—	(18,714)
Balance at February 29, 2020	26,443	$8,814	$154,016	$388,010	$(685)	$685	$(34,062)	$516,778
Net earnings	—	—	—	15,436	—	—	—	15,436
Unrealized gain on marketable securities, net of $22 tax expense	—	—	—	—	—	—	80	80
Unrealized gain on foreign currency hedge, net of $450 tax expense	—	—	—	—	—	—	1,475	1,475
Unrealized gain on pension obligation, net of $32 tax expense	—	—	—	—	—	—	105	105
Foreign currency translation adjustments	—	—	—	—	—	—	4,375	4,375
Issuance of stock, net of cancellations	432	145	(1,212)	1,174	499	(499)	—	107
Share-based compensation	—	—	8,573	—	—	—	—	8,573
Exercise of stock options	127	42	1,414	—	—	—	—	1,456
Share repurchases	(1,177)	(393)	(7,144)	(25,341)	—	—	—	(32,878)
Other share retirements	(111)	(37)	(689)	(2,435)	—	—	—	(3,161)
Cash dividends ($0.7625 per share)	—	—	—	(19,601)	—	—	—	(19,601)
Balance at February 27, 2021	25,714	$8,571	$154,958	$357,243	$(186)	$186	$(28,027)	$492,745
Net earnings	—	—	—	3,486	—	—	—	3,486
Unrealized loss on marketable securities, net of $96 tax benefit	—	—	—	—	—	—	(360)	(360)
Unrealized gain on foreign currency hedge, net of $633 tax expense	—	—	—	—	—	—	2,074	2,074
Unrealized gain on pension obligation, net of $117 tax expense	—	—	—	—	—	—	382	382
Foreign currency translation adjustments	—	—	—	—	—	—	(309)	(309)
Issuance of stock, net of cancellations	172	57	(190)	221	(12)	12	—	88
Share-based compensation	—	—	6,293	—	—	—	—	6,293
Exercise of stock options	179	60	4,055	—	—	—	—	4,115
Share repurchases	(2,309)	(769)	(15,055)	(84,590)	—	—	—	(100,414)
Other share retirements	(55)	(18)	(348)	(1,269)	—	—	—	(1,635)
Cash dividends ($0.8200 per share)	—	—	—	(20,266)	—	—	—	(20,266)
Balance at February 26, 2022	23,701	$7,901	$149,713	$254,825	$(198)	$198	$(26,240)	$386,199
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

Fiscal year
Our fiscal year ends on the Saturday closest to the last day of February, or as determined by the Board of Directors. Fiscal 2022, 2021 and 2020 each consisted of 52 weeks.

Accounting estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated statements of cash flows to conform to current year presentation.
Cash equivalents
Highly liquid investments with an original maturity of three months or less are included in cash equivalents and are stated at cost, which approximates fair value.

Marketable securities
To the extent the amortized cost basis of the available-for-sale securities exceeds the fair value, the Company assesses the debt securities for credit loss. When assessing the risk of credit loss, the Company considers factors such as the severity and the reason of the decline in value, such as any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security, and management's intended holding period and time horizon for selling. During fiscal 2022, 2021, and 2020, the Company did not recognize any credit losses related to its available-for-sale securities. Further, as of February 26, 2022 and February 27, 2021, the Company did not record an allowance for credit losses related to its available-for-sale securities. Marketable securities are included in other current and non-current assets on the consolidated balance sheets and gross realized gains and losses are included in other income (expense), net in our consolidated results of operations.

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

Impairment of long-lived assets
Long-lived assets or asset groups, including finite-lived intangible assets ("intangible assets") subject to amortization and property and equipment, are reviewed for impairment whenever events or changes in circumstances such as asset utilization, physical change, legal factors or other matters indicate that the carrying value of those assets may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, an asset impairment expense is recognized in earnings in the period such a determination is made. The amount of the impairment expense recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value based on discounted cash flows.

During the third quarter of fiscal 2022, an impairment of $3.0 million was recognized within other (expense) income within the consolidated results of operations related to a minority equity investment held by the Company which represents a write-down of the entire investment in the company.

During the fourth quarter of fiscal 2022, based on the finalization of our plans for integrating the Sotawall business into the Architectural Services segment, beginning in fiscal 2023, we determined that the finite-lived intangible assets were impaired as of February 26, 2022. As such, a long-lived asset impairment charge of $36.7 million in finite-lived intangible assets was recognized in the fourth quarter of fiscal year 2022 within the Architectural Framing Systems segment. As a result of restructuring plans announced during the second quarter of fiscal 2022, asset impairments on property plant and equipment and leases in the amount of $21.5 million were recorded for the year ended February 26, 2022.

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

Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a qualitative or quantitative analysis. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by segment management on a regular basis. During the third quarter of fiscal 2022, we combined certain reporting units to form two reporting units, following certain structural and leadership changes at the Company, specifically within the Architectural Framing Systems segment. Within this segment, as a result of integration efforts that are ongoing, leadership over our Wausau, EFCO and Sotawall reporting units were combined to form the Window and Wall Systems reporting unit, and our Linetec and Tubelite reporting units were combined to form the Storefront and Finishing Solutions reporting unit. With these organizational changes, Architectural Framing Systems segment management regularly reviews and evaluates the results of the Window and Wall Systems and Storefront and Finishing Solutions reporting units. Additionally, functional leaders in areas such as operations, sales, marketing and general and administrative areas are responsible for allocating resources and reviewing results of the Window and Wall Systems and Storefront and Finishing Solutions reporting units. The goodwill of the five individual pre-integration reporting units was aggregated to the respective combined reporting units. We evaluated goodwill on a qualitative basis prior to and subsequent to this change and concluded no adjustment to the carrying value of goodwill was necessary as a result of this change. With the above noted changes, our reporting units for our fiscal 2022 annual impairment test were determined to be Window and Wall Systems, Storefront and Finishing Solutions, Viracon, Harmon and Tru Vue.

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

Finite-lived intangible assets are amortized based on estimated useful lives ranging from 18 months to 30 years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Self-Insurance
We obtain commercial insurance to provide coverage for potential losses in areas such as employment practices, workers' compensation, directors and officers, automobile, architect's and engineer's errors and omissions, product rework and general liability. A substantial portion of this risk is retained on a self-insured basis through our wholly-owned insurance subsidiary. We establish a reserve for estimated ultimate losses on reported claims and those incurred but not yet reported utilizing actuarial projections. Reserves are classified within other current liabilities or non-current self-insurance reserves based on expectations of when the estimated loss will be paid.

Additionally, we maintain a self-insurance reserve for health insurance programs offered to eligible employees, included within other current liabilities on the consolidated balance sheets. The reserve includes an estimate for losses on reported claims as well as for amounts incurred but not yet reported, based on historical trends.

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

Revenue recognition
Our significant accounting policy for revenue recognition follows ASC 606, Revenue from Contracts with Customers. We generate revenue from the design, engineering and fabrication of architectural glass, curtainwall, window, storefront and entrance systems, and from installing those products on commercial buildings. We also manufacture value-added glass and acrylic products. Due to the diverse nature of our operations and various types of contracts with customers, we have businesses that recognize revenue over time and businesses that recognize revenue at a point in time.

During fiscal 2022, approximately 42 percent of our total revenue is recognized at the time products are shipped from our manufacturing facilities, which is when control is transferred to our customer, consistent with past practices. These businesses do not generate contract-related assets or liabilities. Variable consideration associated with these contracts and orders, generally related to early pay discounts or volume rebates, is not considered significant.

We also have three businesses which operate under long-term, fixed-price contracts, representing approximately 38 percent of our total revenue in the current year. The contracts for these businesses have a single, bundled performance obligation, as these businesses generally provide interrelated products and services and integrate these products and services into a combined output specified by the customer. The customer obtains control of this combined output, generally integrated window systems or installed window and curtainwall systems, over time. We measure progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract, and record that proportion of the total contract price as revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe this method of recognizing revenue is consistent with our progress in satisfying our contract obligations.

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

Restructuring
During the second quarter of fiscal 2022, we announced plans to realign and simplify our business structure which resulted in the closure of two facilities within the Architectural Glass segment, in Dallas, Texas and Statesboro, Georgia. These closures were made in order to concentrate this segment on premium, high-performance products. Additionally, employee termination costs were incurred related to these facility closures, realignment of the Architectural Framing Systems segment, and within the Corporate office. The actions associated with this announced plan continued through fiscal 2022 and are expected be substantially completed in the first quarter of fiscal 2023. Refer to additional information in Note 16.

Research and development
Research and development costs are expensed as incurred and were $17.3 million, $15.3 million and $16.6 million for fiscal 2022, 2021 and 2020, respectively. Of these amounts, $9.5 million, $9.9 million and $8.0 million, respectively, were focused primarily upon design of custom window and curtainwall systems in accordance with customer specifications and are included in cost of sales. The remainder of the expense is included within selling, general and administrative expenses.

Advertising
Advertising costs are expensed as incurred within selling, general and administrative expenses, and were $1.2 million in fiscal 2022, $1.1 million in fiscal 2021 and $1.4 million in fiscal 2020.

Income taxes
The Company recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. See Note 13 for additional information regarding income taxes.

Subsequent events
We have evaluated subsequent events for potential recognition and disclosure through the date of this filing. Subsequent to the end of the year, we purchased 1,571,139 shares of stock under our authorized share repurchase program, at a total cost of $74.3 million.

Starting in the first quarter of fiscal 2023, based on the Company's planned integration of Sotawall into the Architectural Services segment, the Company expects that the results of the Sotawall business will be reported as part of the Architectural Services segment.

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

2.Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 15 for disclosure of revenue by segment):

(In thousands)	February 26, 2022	February 27, 2021	February 29, 2020
Recognized at shipment	$551,252	$504,583	$610,049
Recognized over time	762,725	726,191	777,390
Total	$1,313,977	$1,230,774	$1,387,439

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

(In thousands)	2022	2021
Trade accounts	$129,085	$120,534
Construction contracts	12,857	12,163
Contract retainage	28,782	45,167
Total receivables	170,724	177,864
Less: allowance for credit losses	2,132	1,947
Receivables, net	$168,592	$175,917

The following table summarizes the activity in the allowance for credit losses:

(In thousands)	2022	2021
Beginning balance	$1,947	$2,469
Additions charged to costs and expenses	729	389
Deductions from allowance, net of recoveries	(514)	(887)
Other deductions	(30)	(24)
Ending balance	$2,132	$1,947

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

(In thousands)	February 26, 2022	February 27, 2021
Contract assets	$59,185	$74,664
Contract liabilities	11,373	25,000

The change in contract assets and contract liabilities was due to timing of project activity from businesses that operate under long-term contracts.

Other contract-related disclosures

(In thousands)	February 26, 2022	February 27, 2021
Revenue recognized related to contract liabilities from prior year-end	$19,747	$16,341
Revenue recognized related to prior satisfaction of performance obligations	22,461	19,705

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that timeframe. Generally these contracts are in our businesses with long-term contracts which recognize revenue over time. As of February 26, 2022, the transaction price associated with unsatisfied performance obligations was approximately $789.8 million. The performance obligations are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	February 26, 2022
Within one year	$518,213
Within two years	213,531
Beyond two years	58,080
Total	$789,824

3.Supplemental Balance Sheet Information

Inventories

(In thousands)	2022	2021
Raw materials	$42,541	$36,681
Work-in-process	18,144	18,932
Finished goods	19,809	17,210
Total inventories	$80,494	$72,823

Other current liabilities

(In thousands)	2022	2021
Warranties	$11,786	$12,298
Accrued project losses	93	4,572
Income and other taxes	15,770	7,459
Accrued self-insurance reserves	8,796	6,482
Accrued freight	2,078	1,477
Other	28,939	20,895
Total other current liabilities	$67,462	$53,183

Other non-current liabilities

(In thousands)	2022	2021
Deferred benefit from New Markets Tax Credit transactions	$9,165	$15,717
Retirement plan obligations	7,041	7,730
Deferred compensation plan	9,483	13,507
Deferred tax liabilities	2,296	8,310
Deferred payroll taxes	—	6,789
Other	16,598	16,430
Total other non-current liabilities	$44,583	$68,483

4.Financial Instruments

Marketable Securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
February 26, 2022	$11,862	$45	$123	$11,784
February 27, 2021	12,517	386	10	12,893

Prism insures a portion of our general liability, workers' compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, for the purpose of providing collateral for Prism's obligations under the reinsurance agreements.

The amortized cost and estimated fair values of our municipal and corporate bonds at February 26, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty. Gross realized gains and losses were insignificant for all periods presented.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$1,206	$1,212
Due after one year through five years	9,158	9,109
Due after five years through 10 years	698	669
Due beyond 15 years	800	794
Total	$11,862	$11,784

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

In fiscal 2020, we entered into an interest rate swap to hedge a portion of our exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility and term loan facility. As of February 26, 2022, the interest rate swap contract had a notional value of $30 million.

We periodically enter into forward purchase contracts to manage the risk associated with fluctuations in foreign currency rates (primarily related to the Canadian dollar and Euro) and aluminum prices, generally with an original maturity date of less than one year. As of February 26, 2022, we held foreign exchange forward contracts and aluminum purchase contracts with U.S. dollar notional values of $13.7 million and $7.9 million, respectively.

These derivative instruments are recorded within our consolidated balance sheets within other current assets and liabilities. Gains or losses associated with these instruments are recorded as a component of accumulated other comprehensive loss.

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

Financial assets and liabilities measured at fair value on a recurring basis were:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
February 26, 2022
Assets:
Money market funds	$19,288	$—	$19,288
Municipal and corporate bonds	—	11,784	11,784
Cash surrender value of life insurance	—	17,831	17,831
Aluminum hedging contract	—	2,133	2,133
Interest rate swap contract	—	718	718
Liabilities:
Deferred compensation	—	12,491	12,491
Foreign currency forward/option contract	—	161	161
February 27, 2021
Assets:
Money market funds	$26,034	$—	$26,034
Municipal and corporate bonds	—	12,893	12,893
Cash surrender value of life insurance	—	18,632	18,632
Foreign currency forward/option contract	—	606	606
Aluminum hedging contract	—	363	363
Liabilities:
Deferred compensation	—	13,507	13,507
Interest rate swap contract	—	504	504

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

Nonrecurring fair value measurements
We measure certain financial instruments at fair value on a nonrecurring basis including goodwill, intangible assets, property and equipment and right-of-use lease assets. These assets were initially measured and recognized at amounts equal to the fair value determined as of the date of acquisition or purchase subject to changes in value only for foreign currency translation. Periodically, these assets are tested for impairment, by comparing their respective carrying values to the estimated fair value of the reporting unit or asset group in which they reside. In the event any of these assets were to become impaired, we would recognize an impairment expense equal to the amount by which the carrying value of the reporting unit, impaired asset or asset group exceeds its estimated fair value. Fair value measurements of reporting units are estimated using an income approach involving discounted cash flow models that contain certain Level 3 inputs requiring significant management judgment, including projections of economic conditions, customer demand and changes in competition, revenue growth rates, gross profit margins, operating margins, capital expenditures, working capital requirements, terminal growth rates and discount rates. Fair value measurements of the reporting units associated with our goodwill balances and our indefinite-lived intangible assets are estimated at least annually in the fourth quarter of each fiscal year for purposes of impairment testing if a quantitative analysis is performed. Fair value measurements for long-lived assets or asset groups, including intangible assets subject to amortization, property and equipment and right-of-use lease assets, are valued using undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows to determine the fair value of long-lived assets.

See Note 1 and Note 6 for additional information on the impairment charges recorded to goodwill, indefinite- and finite-lived intangible assets during the fourth quarter of fiscal 2022 and 2021. See Note 16 for additional information on the impairment charges recorded to property, plant and equipment during fiscal 2022.

5.Property, Plant and Equipment

(In thousands)	2022	2021
Land	$3,579	$3,607
Buildings and improvements	185,774	204,660
Machinery and equipment	381,116	425,525
Office equipment and furniture	69,017	68,516
Construction in progress	15,080	13,750
Total property, plant and equipment	654,566	716,058
Less: accumulated depreciation	404,571	417,615
Net property, plant and equipment	$249,995	$298,443

Depreciation expense was $42.2 million, $43.9 million, and $36.1 million in fiscal 2022, 2021, and 2020, respectively.

6.    Goodwill and Other Intangible Assets

Goodwill
Refer to Note 1 to the consolidated financial statements for a description of the Accounting Policy related to Goodwill.
Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. We evaluate goodwill for impairment annually as of the first day of our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on the impairment analysis performed in the fourth quarter, estimated fair value was in excess of carrying value at all of our reporting units. At the end of the prior year ended February 27, 2021, we incurred goodwill impairment expense of $46.7 million and $17.1 million in our EFCO and Sotawall reporting units, respectively, which represents the total accumulated goodwill impairment expenses recorded as of February 26, 2022.

The carrying amount of goodwill attributable to each reporting segment was:

(In thousands)	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at February 29, 2020	$148,183	$25,656	$1,120	$10,557	$185,516
Adjustment (1)	6,315	—	—	—	6,315
Impairment expense	(63,769)	—	—	—	(63,769)
Foreign currency translation	2,370	(334)	—	—	2,036
Balance at February 27, 2021	93,099	25,322	1,120	10,557	130,098
Foreign currency translation	82	(78)	—	—	4
Balance at February 26, 2022	$93,181	$25,244	$1,120	$10,557	$130,102
(1) During the first quarter of fiscal 2021, we recorded a $6.3 million increase to goodwill and corresponding increase to deferred tax liabilities to correct an immaterial error related to prior periods. The error was not material to any previously reported annual or interim consolidated financial statements.

Indefinite-lived intangible assets
We have intangible assets for certain acquired trade names and trademarks which are determined to have indefinite useful lives. We test indefinite-lived intangible assets for impairment annually at the same measurement date as goodwill, the first day of our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Based on our annual analysis, the fair value of each of our trade names and trademarks exceeded the carrying amount, however, as a result of triggering events resulting from the finalization of our plans for integrating the Sotawall business into the Architectural Services segment, beginning in fiscal 2023, it was determined that the carrying value of the Sotawall trade name exceeded fair value by $12.7 million as it was determined to have an immaterial fair value, resulting in the trade name being fully impaired as of fiscal 2022 year end. This amount was recognized as impairment expense in the fourth quarter ended February 26, 2022.

Finite-lived intangible assets
Long-lived assets or asset groups, including intangible assets subject to amortization and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows to determine the fair value of long-lived assets. Due to triggering events as a result of finalization of our plans for integrating the Sotawall business into the Architectural Services segment, beginning in fiscal 2023, we determined that the finite-lived intangible assets were impaired as of February 26, 2022. As such, a long-lived asset impairment charge of $36.7 million in finite-lived intangible assets was recognized in the fourth quarter of fiscal year 2022 within the Architectural Framing Systems segment.

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Foreign Currency Translation	Net
February 26, 2022
Finite-lived intangible assets:
Customer relationships	$122,961	$(47,226)	$(33,608)	$141	$42,268
Other intangibles	41,838	(35,613)	(3,127)	(14)	3,084
Total finite-lived intangible assets	164,799	(82,839)	(36,735)	127	45,352
Indefinite-lived intangible assets:
Trade names and trademarks	39,832	—	(12,738)	35	27,129
Total intangible assets	$204,631	$(82,839)	$(49,473)	$162	$72,481
February 27, 2021
Finite-lived intangible assets:
Customer relationships	$119,647	$(40,443)	$—	$3,315	$82,519
Other intangibles	41,293	(34,234)	—	643	7,702
Total finite-lived intangible assets	160,940	(74,677)	—	3,958	90,221
Indefinite-lived intangible assets:
Trade names and trademarks	45,300	—	(6,300)	832	39,832
Total intangible assets	$206,240	$(74,677)	$(6,300)	$4,790	$130,053

Amortization expense on finite-lived intangible assets was $7.8 million, $7.6 million and $7.7 million in fiscal 2022, 2021 and 2020, respectively. Amortization expense is included within selling, general and administrative expenses for all intangible assets other than that of debt issuance costs, which is included in interest expense. Estimated future amortization expense for finite-lived intangible assets is:

(In thousands)	2023	2024	2025	2026	2027
Estimated amortization expense	$4,683	$4,544	$4,073	$4,056	$4,054

7.    Debt

As of February 26, 2022, we had a committed revolving credit facility with maximum borrowings of up to $235 million with a maturity of June 2024. There were no outstanding borrowings under the revolving credit facility, as of February 26, 2022 and February 27, 2021, respectively. As of February 26, 2022 and February 27, 2021, we also had a $150 million term loan with a maturity of June 2024.

Our revolving credit facility and term loan contain two affirmative financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. If the Company is not in compliance with either of these covenants, our credit facility and term loan may be terminated and/or any amounts then outstanding may be declared immediately due and payable. At February 26, 2022, we were in compliance with both financial covenants. We have the ability to issue letters of credit of up to $80.0 million under the credit facility, the outstanding amounts of which decrease the available commitment. At February 26, 2022, $218.6 million was available under this revolving credit facility.

Debt at February 26, 2022 also included $13.0 million of industrial revenue bonds that mature in fiscal years 2023 through 2043. The fair value of the industrial revenue bonds approximated carrying value at February 26, 2022, due to the variable interest rates on these instruments. The bonds would be classified as Level 2 within the fair value hierarchy described in Note 4.

We also maintain two Canadian committed, revolving credit facilities totaling $25.0 million (USD). No borrowings were outstanding under the facilities in place as of February 26, 2022 or as of February 27, 2021.

Debt maturities and other selected information follows:

(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Maturities	$1,000	$—	$150,000	$—	$—	$12,000	$163,000

(In thousands, except percentages)	2022	2021
Average daily borrowings during the year	$167,542	$187,397
Maximum borrowings outstanding during the year	168,669	235,232
Weighted average interest rate during the year	1.45%	1.89%

(In thousands)	February 26, 2022	February 27, 2021	February 29, 2020
Interest on debt	$3,695	$4,981	$8,891
Other interest expense	866	604	326
Interest expense	$4,561	$5,585	$9,217

Interest payments were $3.5 million in fiscal February 26, 2022, $4.6 million in fiscal February 27, 2021 and $9.1 million in fiscal February 29, 2020.

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

The components of lease expense were as follows:

(In thousands)	February 26, 2022	February 27, 2021
Operating lease cost	$13,509	$13,973
Short-term lease cost	1,024	1,910
Variable lease cost	2,991	2,827
Total lease cost	$17,524	$18,710

Other supplemental information related to leases for the year ended February 26, 2022 was as follows:

(In thousands)	February 26, 2022	February 27, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$14,301	$13,952
Lease assets obtained in exchange for new operating lease liabilities	$3,259	$23,772
Weighted-average remaining lease term - operating leases	5.3 years	6.0 years
Weighted-average discount rate - operating leases	2.9%	3.0%

Future maturities of lease liabilities are as follows:

(In thousands)	2022
Fiscal 2023	$13,604
Fiscal 2024	11,311
Fiscal 2025	9,950
Fiscal 2026	7,929
Fiscal 2027	6,423
Thereafter	6,735
Total lease payments	55,952
Less: Amounts representing interest	3,617
Present value of lease liabilities	$52,335

9.    Employee Benefit Plans

401(k) Retirement Plan
We sponsor a single 401(k) retirement plan covering substantially all full-time, non-union employees, as well as union employees at two of our manufacturing facilities. Under the plan, employees are allowed to contribute up to 60 percent of eligible earnings to the plan, up to statutory limits. We match 100 percent of the first one percent contributed and 50 percent of the next five percent contributed on eligible compensation that non-union employees contribute and according to contract terms for union employees. In response to the effects of COVID-19 on our business, we suspended the matching contribution from June 1, 2020 until December 31, 2020. In total, our matching contributions were $7.7 million in fiscal 2022, $3.5 million in fiscal 2021 and $9.0 million in fiscal 2020.

Deferred Compensation Plan
We maintain a plan that allows participants to defer compensation. The deferred compensation liability was $12.5 million and $15.0 million at February 26, 2022 and February 27, 2021, respectively. We have investments in corporate-owned life insurance policies (COLI) of $17.8 million and money market funds (classified as cash equivalents) of $0.3 million with the intention of utilizing them as long-term funding sources for this plan. The COLI assets are recorded at their net cash surrender values and are included in other non-current assets in the consolidated balance sheets.

Plans under Collective Bargaining Agreements
We contribute to a number of multi-employer union retirement plans, which provide retirement benefits to the majority of our union-represented employees; none of the plans are considered significant. However, the risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:
•Assets contributed to these plans by one employer may be used to provide benefits to employees of other participating employers
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers

•If we choose to stop participating in some of these plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability

Our participation in these plans is outlined in the following table. The most recent Pension Protection Act zone status available in 2022 and 2021 relates to the plan years ending December 31, 2021 and December 31, 2020, respectively. The zone status is based on information that we have received from each plan, certified by an actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

		Pension Protection Act Zone Status		Contributions (In thousands)
Pension Fund	EIN/Pension Plan Number	2022	2021	2022	2021	2020	FIP/RP Status Pending/Implemented	Minimum Contribution	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement(1)
Atlanta Ironworkers Local Union 387 Pension Plan	58-6051152	Green	Green	$300	$209	$35	No	No	No
Glazier's Union Local 27 Pension and Retirement Plan	36-6034076	Green	Green	256	290	165	No	No	No	5/31/2018
International Painters and Allied Trades Industry Pension Fund	52-6073909	Red	Red	837	932	525	Implemented			4/30/2017
Iron Workers Local Union No. 5 and Iron Workers Employers Association Employees Pension Trust Fund	52-1075473	Green	Green	1,125	1,454	940	No	No	No	5/31/2017
Iron Workers Mid-America Pension Fund	36-6488227	Green	Green	546	431	767	No	No	No	5/31/2017
Iron Workers St. Louis District Council Pension Trust Fund	43-6052659	Green	Green	—	63	217	No	No	No
Western Glaziers Retirement Plan (Washington)	91-6123685	Green	Green	583	160	526	No	No	No	6/30/2017
Other funds				783	525	581
Total contributions				$4,430	$4,064	$3,756
(1) Plans include contributions required by collective bargaining agreements which have expired, but contain provisions automatically renewing their terms in the absence of a subsequent negotiated agreement.

The Company was listed in the plans' Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year contributions to Plan Exceeded More Than 5 Percent of Total Contributions
Iron Workers Local Union No. 5 and Iron Workers Employers Association Employees Pension Trust Fund	2021 and 2020
Iron Workers Mid-America Pension Fund	2021 and 2020
Iron Workers St. Louis District Council Pension Trust Fund	2021
Western Glaziers Retirement Plan (Washington)	2021
Western Glaziers Retirement Fund (Oregon and Southwest Washington)	2020
Texas Iron Workers' Pension Plan	2020
Texas Iron Workers'Annuity	2020
Southern Iron Workers Pension Fund	2020
Upstate New York Engineers Pension Fund	2020

Amounts contributed in fiscal 2022, 2021, and 2020 to defined contribution multiemployer plans were $1.7 million, $1.5 million and $0.9 million, respectively.

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

(In thousands)	2022	2021
Change in projected benefit obligation
Benefit obligation beginning of period	$13,541	$14,371
Interest cost	339	346
Actuarial gain	(475)	(175)
Benefits paid	(1,000)	(1,001)
Benefit obligation at measurement date	12,405	13,541
Change in plan assets
Fair value of plan assets beginning of period	$5,551	$5,986
Actual return on plan assets	(161)	(88)
Company contributions	654	654
Benefits paid	(1,000)	(1,001)
Fair value of plan assets at measurement date	5,044	5,551
Underfunded status	$(7,361)	$(7,990)

The funded status was recognized in the consolidated balance sheets as follows:

(In thousands)	2022	2021
Other non-current assets	$361	$423
Current liabilities	(681)	(683)
Other non-current liabilities	(7,041)	(7,730)
Total	$(7,361)	$(7,990)

The following was included in accumulated other comprehensive loss and has not yet been recognized as a component of net periodic benefit cost:

(In thousands)	2022	2021
Net actuarial loss	$4,916	$5,416

The net actuarial gain recognized in comprehensive earnings, net of tax expense, was $0.4 million in fiscal 2022, and $0.1 million in fiscal 2021.

Components of the defined-benefit pension plans' net periodic benefit cost:

(In thousands)	2022	2021	2020
Interest cost	$339	$346	$492
Expected return on assets	(85)	(211)	(182)
Amortization of unrecognized net loss	270	260	219
Net periodic benefit cost	$524	$395	$529

Total net periodic pension benefit cost is expected to be approximately $0.6 million in fiscal 2023. The estimated net actuarial gain for the defined-benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for fiscal 2023 is $0.1 million, net of tax expense.

Additional Information

Assumptions

Benefit Obligation Weighted-Average Assumptions	2022	2021	2020
Discount rate	3.20%	2.60%	3.80%

Net Periodic Benefit Expense Weighted-Average Assumptions	2022	2021	2020
Discount rate	2.60%	2.50%	2.50%
Expected long-term rate of return on assets	2.50%	4.50%	4.50%

Discount rate. The discount rate reflects the current rate at which the defined-benefit plans' pension liabilities could be effectively settled at the end of the year based on the measurement date. The discount rate was determined by matching the expected benefit payments to payments from the Principal Discount Yield Curve. There are no known or anticipated changes in the discount rate assumption that will have a significant impact on pension expense in fiscal 2023.

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

Contributions
Company contributions to the plans for fiscal 2022 and fiscal 2021 were $0.7 million in each year, which equaled or exceeded the minimum funding requirements.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid by the plans:

(In thousands)	2023	2024	2025	2026	2027	2028-2032
Estimated future benefit payments	$1,041	$993	$964	$936	$909	$4,041

10.    Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in the Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At February 26, 2022, $1.2 billion of these types of bonds were outstanding, of which, $352.5 million is on our backlog. These bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

(In thousands)	2022	2021
Balance at beginning of period	$14,999	$15,629
Additional accruals	10,138	5,758
Claims paid	(11,214)	(6,388)
Balance at end of period	$13,923	$14,999

Additionally, we are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services segment and certain of our Architectural Framing Systems businesses. We manage the risk of these exposures through contract negotiations, proactive project management and insurance coverages. The liability for these types of project-related contingencies was $0.1 million and $4.6 million as of February 26, 2022 and February 27, 2021, respectively.

Letters of credit
At February 26, 2022, we had $16.4 million of ongoing letters of credit, all of which have been issued under our revolving credit facility, as discussed in Note 7. We also have a $6.9 million letter of credit which has been issued outside our committed revolving credit facility, with no impact on our borrowing capacity and debt covenants.

Purchase obligations
Purchase obligations, primarily for raw material commitments and capital expenditures totaled $209.2 million as of February 26, 2022.

Environmental liability
In fiscal 2008, we acquired one manufacturing facility which has certain historical environmental conditions. Remediation of these conditions is ongoing without significant disruption to our operations. The estimated remaining liability for these remediation activities was $0.5 million at February 26, 2022 and February 27, 2021, respectively.

New Markets Tax Credit (NMTC) transactions
As of year-end fiscal 2022, we have three outstanding NMTC arrangements which help to support operational expansion. Proceeds received from investors on these transactions are included within other current and non-current liabilities on our consolidated balance sheets. The NMTC arrangements are subject to 100 percent tax credit recapture for a period of seven years from the date of each respective transaction. Upon the termination of each arrangement, these proceeds will be recognized in earnings in exchange for the transfer of tax credits. The direct and incremental costs incurred in structuring these arrangements have been deferred and are included in other non-current assets on our consolidated balance sheets. These costs will be recognized in conjunction with the recognition of the related proceeds on each arrangement. During the construction phase for each project, we are required to hold cash dedicated to fund each capital project which is classified as restricted cash on our consolidated balance sheets. Variable-interest entities, which have been included within our consolidated financial statements, have been created as a result of the structure of these transactions, as investors in the programs do not have a material interest in their underlying economics. During the third quarter of fiscal 2021, we settled one arrangement at the end of the seven year term and as a result, $7.4 million of operating income was recognized as a reduction to selling, general and administrative expenses within the Architectural Glass segment.

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

Share Repurchases
During fiscal 2004, the Board of Directors authorized a share repurchase program, with subsequent increases in authorization. We repurchased 2,292,846 shares under the program during fiscal 2022, for a total cost of $100.0 million. We repurchased 1,177,704 shares under the program, for a total cost of $32.9 million, in fiscal 2021, and 686,997 shares under the program, for a total cost of $25.1 million, in fiscal 2020. The Company has repurchased a total of 9,425,462 shares, at a total cost of $307.3 million, since the inception of this program. We have remaining authority to repurchase 1,824,538 shares under this program, which has no expiration date.

In addition to the shares repurchased under this repurchase plan, during fiscal 2022, 2021 and 2020, the Company also withheld $2.1 million, $3.0 million and $2.3 million, respectively, of Company stock from employees in order to satisfy stock-for-stock option exercises or tax obligations related to stock-based compensation, pursuant to terms of board and shareholder-approved compensation plans.

Accumulated Other Comprehensive Loss
The following summarizes the accumulated other comprehensive loss, net of tax, at February 26, 2022 and February 27, 2021:

(In thousands)	2022	2021
Net unrealized (loss) gain on marketable securities	$(58)	$302
Foreign currency hedge	2,717	643
Pension liability adjustments	(3,770)	(4,152)
Foreign currency translation adjustments	(25,129)	(24,820)
Total accumulated other comprehensive loss	$(26,240)	$(28,027)

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

Total stock-based compensation expense was $6.3 million in fiscal 2022, $8.6 million in fiscal 2021 and $6.6 million in fiscal 2020. We account for any forfeitures as they occur.

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

Stock option and SAR activity for the current fiscal year is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value at Year-End
Outstanding at February 27, 2021	633,700	$23.04
Awards exercised	(178,564)	23.04
Awards canceled	(84,336)	23.04
Outstanding at February 26, 2022	370,800	$23.04	8.3 years	$4,694,328
Vested or expected to vest at February 26, 2022	370,800	$23.04	8.3 years	$4,694,328

Cash proceeds from the exercise of stock options were $4.1 million for fiscal 2022 and $1.5 million for fiscal 2021. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $2.3 million in fiscal 2022 and $1.8 million in fiscal 2021. No awards were issued or exercised during fiscal 2020.

Nonvested Share Awards and Units
The following table summarizes nonvested share activity for fiscal February 26, 2022:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
February 27, 2021	475,227	$27.52
Granted	236,195	35.54
Vested	(191,995)	30.44
Canceled	(30,483)	29.06
February 26, 2022	488,944	$30.14

At February 26, 2022, there was $9.5 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 25 months. The total fair value of shares vested during fiscal February 26, 2022 was $7.2 million.

13.    Income Taxes

Earnings before income taxes consisted of the following:

(In thousands)	2022	2021	2020
United States	$70,039	$45,651	$97,297
International	(56,170)	(23,040)	(17,547)
Earnings before income taxes	$13,869	$22,611	$79,750

The components of income tax expense for each of the last three fiscal years are as follows:

(In thousands)	2022	2021	2020
Current
Federal	$13,806	$11,495	$8,493
State and local	4,823	702	2,064
International	39	1,642	(2,720)
Total current	18,668	13,839	7,837
Deferred
Federal	(1,528)	(2,860)	9,513
State and local	(4,270)	538	2,152
International	(2,158)	(4,138)	(1,202)
Total deferred	(7,956)	(6,460)	10,463
Total non-current tax (benefit) expense	(329)	(204)	(464)
Total income tax expense	$10,383	$7,175	$17,836

Income tax payments, net of refunds, were $8.2 million, $14.1 million and $17.8 million in fiscal 2022, 2021 and 2020, respectively.

The following table provides a reconciliation of the statutory federal income tax rate to our consolidated effective tax rates:

	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	16.4	(2.5)	1.8
Foreign tax rate differential	(15.4)	(3.4)	(1.3)
Nondeductible goodwill impairment expense	—	5.6	—
Valuation allowance	63.2	11.4	2.2
Nontaxable gain (loss) on life insurance policies	1.2	(1.8)	(0.4)
Deduction for foreign derived intangible income	(2.6)	(0.8)	(0.3)
Research & development tax credit	(9.4)	(5.3)	(1.6)
§162(m) Executive Compensation Limitation	3.5	3.6	0.3
Tax benefit of share based awards	(5.2)	0.2	0.2
Other, net	2.2	3.7	0.5
Consolidated effective income tax rate	74.9%	31.7%	22.4%

The estimated effective tax rate for fiscal 2022 increased 43.2 percentage points from fiscal 2021, primarily due to the valuation allowance recorded against the tax benefit of the Sotawall impairment and the impact of the permanent items in relation to reduced earnings in fiscal 2022.

Deferred tax assets and deferred tax liabilities at February 26, 2022 and February 27, 2021 were:

(In thousands)	2022	2021
Deferred tax assets
Accrued expenses	$3,515	$6,309
Deferred compensation	8,602	9,452
Depreciation	509	—
Employment tax accrual	1,546	1,483
Goodwill and other intangibles	13,237	4,215
Liability for unrecognized tax benefits	1,965	1,916
Unearned income	9,802	5,778
Operating lease liabilities	13,769	16,039
Net operating losses and tax credits	8,580	9,952
Other	2,931	1,984
Total deferred tax assets	64,456	57,128
Less: valuation allowance	(15,370)	(7,435)
Deferred tax assets, net of valuation allowance	49,086	49,693
Deferred tax liabilities
Accrued expenses	558	1,095
Goodwill and other intangibles	2,516	3,263
Depreciation	26,095	34,573
Operating lease, right-of-use assets	12,768	15,435
Other	3,015	820
Total deferred tax liabilities	44,952	55,186
Net deferred tax assets (liabilities)	$4,134	$(5,493)

The Company has state and foreign net operating loss carryforwards with a tax effect of $8.6 million. A valuation allowance of $4.5 million has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefits in future periods.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing Deferred Tax Assets ("DTAs"). This has resulted in valuation allowances being recorded against DTAs in prior years in Brazil, Canada and various states. During the fourth quarter of fiscal 2022, an additional valuation allowance of $11.5 million was recorded against Canadian DTAs to recognize only the portion of the DTA that is more likely than not to be realized. As of February 26, 2022, we have a full valuation allowance recorded against our Canadian DTAs. A significant piece of objective negative evidence evaluated in the fourth quarter of fiscal 2022 was the cumulative losses incurred in Canada over the three-year period ended February 26, 2022, driven primarily by the impairments recorded in the fourth quarter of fiscal 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. The amount of the DTA considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth or if the Company were to identify and implement a tax strategy to provide a future source of taxable income.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2019, or state and local income tax examinations for years prior to fiscal 2013. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2018, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

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

If we were to prevail on all unrecognized tax benefits recorded, $1.7 million, $2.2 million and $2.6 million for fiscal 2022, 2021 and 2020, respectively, would benefit the effective tax rate.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. For fiscal 2022, 2021 and 2020, we accrued penalties and interest related to unrecognized tax benefits of $0.3 million.

The following table provides a reconciliation of the total amounts of gross unrecognized tax benefits:

(In thousands)	2022	2021	2020
Gross unrecognized tax benefits at beginning of year	$3,755	$4,071	$5,111
Gross increases in tax positions for prior years	108	106	82
Gross decreases in tax positions for prior years	(145)	(351)	(1,100)
Gross increases based on tax positions related to the current year	420	429	425
Settlements	(147)	(96)	(15)
Statute of limitations expiration	(670)	(404)	(432)
Gross unrecognized tax benefits at end of year	$3,321	$3,755	$4,071

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the ability to carryback net operating losses arising in taxable years from 2018 through 2020. While these provisions did not impact the Company, a provision related to the temporary deferral of the employer share of payroll taxes allowed us to defer remittance of $13.6 million of payroll taxes in calendar 2020. During the fourth quarter of fiscal 2022, we repaid half of the deferred tax payments in the amount of $6.8 million, with the remaining amount of $6.8 million included within accrued payroll and other benefits on our consolidated balance sheets to be repaid in calendar year 2022.

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

(In thousands)	2022	2021	2020
Basic earnings per share - weighted average common shares outstanding	24,920	25,955	26,474
Weighted average effect of nonvested share grants and assumed exercise of stock options	372	349	255
Diluted earnings per share - weighted average common shares and potential common shares outstanding	25,292	26,304	26,729
Stock awards excluded from the calculation of earnings per share because the award price was greater than the average market price of the common shares	1	111	99

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
•The Large-Scale Optical Technologies (LSO) segment manufactures value-added glass and acrylic products for framing and display applications.

(In thousands)	2022	2021	2020
Net Sales
Architectural Framing Systems	$596,608	$570,850	$686,596
Architectural Glass	309,241	330,256	387,191
Architectural Services	349,386	295,807	269,140
Large-Scale Optical	101,673	70,050	87,911
Intersegment elimination	(42,931)	(36,189)	(43,399)
Total	$1,313,977	$1,230,774	$1,387,439
Operating (Loss) Income
Architectural Framing Systems	$(16,726)	$(44,761)	$36,110
Architectural Glass	1,785	18,678	20,760
Architectural Services	32,743	31,182	23,582
Large-Scale Optical	23,618	31,203	22,642
Corporate and other	(19,375)	(10,775)	(15,246)
Total	$22,045	$25,527	$87,848
Depreciation and Amortization
Architectural Framing Systems	$26,434	$27,298	$25,432
Architectural Glass	14,564	15,102	13,570
Architectural Services	1,422	1,430	1,305
Large-Scale Optical	3,185	3,338	3,256
Corporate and other	4,388	4,272	3,232
Total	$49,993	$51,440	$46,795

Capital Expenditures
Architectural Framing Systems	$8,101	$9,907	$22,744
Architectural Glass	5,865	9,574	19,862
Architectural Services	2,692	1,480	1,749
Large-Scale Optical	2,250	869	3,153
Corporate and other	2,933	4,335	3,920
Total	$21,841	$26,165	$51,428

(In thousands)	2022	2021	2020
Identifiable Assets
Architectural Framing Systems	$466,141	$511,608	$604,870
Architectural Glass	225,362	271,520	291,104
Architectural Services	61,991	79,465	107,538
Large-Scale Optical	56,926	64,474	62,831
Corporate and other	77,443	88,032	62,648
Total	$887,863	$1,015,099	$1,128,991

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, the Company has determined that it is impractical to report product revenues generated by class of product beyond the segment revenues currently reported.

Segment operating income is equal to net sales less cost of sales and operating expenses. Operating income does not include interest expense or a provision for income taxes. Architectural Framing Systems segment results include $49.5 million and $70.1 million of impairment charges and $1.7 million and $5.3 million of restructuring charges in fiscal 2022 and fiscal 2021, respectively. Architectural Glass segment results include $27.1 million and $0.3 million of restructuring charges in fiscal 2022 and fiscal 2021, respectively. Corporate and other includes miscellaneous corporate activity, including certain legal, consulting and advisory costs and certain employee benefit costs not allocable to our segments, as well as $1.7 million and $0.2 million of restructuring charges in fiscal 2022 and fiscal 2021, respectively. Corporate and other also includes $16.7 million in fiscal 2020, of project-related charges on acquired contracts, as well as $15.0 million of insurance proceeds related to a project matter in fiscal 2020. Identifiable assets for Corporate and other include all short- and long-term available-for-sale securities.

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region.

(In thousands)	2022	2021	2020
Net Sales
United States	$1,194,141	$1,115,872	$1,254,311
Canada	102,027	102,721	120,498
Brazil	17,809	12,181	12,630
Total	$1,313,977	$1,230,774	$1,387,439
Long-Lived Assets
United States	$239,264	$285,007	$307,782
Canada	7,742	9,707	11,130
Brazil	2,989	3,729	5,474
Total	$249,995	$298,443	$324,386

Apogee's export net sales from U.S. operations were $59.5 million, $33.1 million, and $54.7 million in fiscal 2022, 2021, and 2020, respectively, representing approximately 5 percent of consolidated net sales in each of these fiscal years.

16.Restructuring

During the second quarter of fiscal 2022, we announced plans to realign and simplify our business structure which resulted in the closure of two facilities within the Architectural Glass segment, in Dallas, Texas and Statesboro, Georgia. These closures were made in order to concentrate this segment on premium, high-performance products. Additionally, employee termination costs were incurred related to these facility closures, realignment of the Architectural Framing Systems segment, and within the Corporate office. During the fourth quarter of fiscal 2022, as a result of the announced restructuring plan, we sold a building in Statesboro, Georgia within our Architectural Glass segment for $29.1 million. The carrying value of the building was $9.4 million, and we recognized a gain on this sale of approximately $19.5 million, net of associated transaction costs, which is included as a reduction of cost of sales within our consolidated statements of operations.

For the year ended February 26, 2022, we incurred $30.5 million of pre-tax costs associated with the execution of these restructuring plans, of which $28.2 million is included within cost of sales and $2.3 million is included within selling, general and administrative expenses, excluding the gain on sale mentioned above, within our consolidated statements of operations.

For the year ended February 27, 2021, we closed seven facilities within our Architectural Framing Systems segment, exited certain leases for those facilities, and provided certain termination benefits to employees across the Company, resulting in restructuring-related costs of $5.8 million, of which $5.2 million is included within cost of sales and $0.6 million is included within selling, general and administrative expenses within our consolidated statements of operations.

(In thousands)	Architectural Framing	Architectural Glass	Corporate & Other	Total
February 26, 2022
Asset impairment on property, plant and equipment	$54	$21,443	$—	$21,497
Termination benefits	1,435	3,718	1,039	6,192
Other restructuring charges	244	1,935	644	2,823
Total restructuring charges	$1,733	$27,096	$1,683	$30,512
February 27, 2021
Asset impairment on leases and property, plant and equipment	$3,566	$—	$—	$3,566
Termination benefits	1,491	325	229	2,045
Other restructuring charges	224	—	—	224
Total restructuring charges	$5,281	$325	$229	$5,835

The following table summarizes our restructuring related accrual balances included within accrued payroll and related benefits and other current liabilities in the consolidated balance sheets. All balances are expected to be paid within fiscal 2023.

(In thousands)	Architectural Framing	Architectural Glass	Corporate & Other	Total
Balance at February 29, 2020	$—	$—	$—	$—
Restructuring expense	4,020	325	229	4,574
Payments	(1,148)	(95)	(68)	(1,311)
Balance at February 27, 2021	$2,872	$230	$161	$3,263
Restructuring expense	2,000	1,036	1,039	4,075
Payments	(3,567)	(529)	(972)	(5,068)
Other adjustments	(865)	—	—	(865)
Balance at February 26, 2022	440	737	228	1,405

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

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

The other information required by this item, other than the information set forth in Part I above under the heading “Information About Our Executive Officers,” is set forth under the headings “Proposal 1: Election of Directors,” “Frequently Asked Questions - How Can I Recommend or Nominate a Director Candidate?”, “Corporate Governance - Board Meetings and 2021 Annual Meeting of Shareholders,” and “Corporate Governance - Board Committee Responsibilities, Meetings and Membership” in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 22, 2022, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end (our 2022 Proxy Statement). This information is incorporated herein by reference.

ITEM 11.EXECUTIVE AND DIRECTOR COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation,” "CEO Pay Ratio Disclosure" and “Non-Employee Director Compensation" in our 2022 Proxy Statement. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the headings “Equity Compensation Plan Information”, “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” in our 2022 Proxy Statement. This information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the headings “Corporate Governance - Director Independence” and "Corporate Governance - Certain Relationships and Related Transactions" in our 2022 Proxy Statement. This information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented under the headings “Audit Committee Report" and "Fees Paid to Independent Registered Public Accounting Firm - Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our 2022 Proxy Statement. This information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)List of documents filed as a part of this report:

1.Financial Statements - The consolidated financial statements listed below are set forth in Item 8 of Part II of this report.

Consolidated Balance Sheets as of February 26, 2022 and February 27, 2021

Consolidated Results of Operations for the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

Consolidated Statements of Comprehensive Earnings for the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

Consolidated Statements of Cash Flows for the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

Consolidated Statements of Shareholders' Equity for the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

Notes to Consolidated Financial Statements

2.Financial Statement Schedules - All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.Exhibits - Exhibits marked with an asterisk (*) identify each management contract or compensatory plan or arrangement. Exhibits marked with a pound sign (#) are filed herewith. The remainder of the exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year-ended February 28, 2004.
3.2	Articles of Amendment to Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on January 16, 2020.
3.3	Amended and Restated Bylaws of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on April 26, 2021.
4.1	Specimen certificate for shares of common stock of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q filed on July 1, 2021.
4.2	Description of Securities. Incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended February 29, 2020.
10.1*
Apogee Enterprises, Inc. Deferred Compensation Plan for Non-Employee Directors (2014 Restatement). Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed on July 24, 2014.

10.2*	Apogee Enterprises, Inc. 2021 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 4.5 to Apogee’s Registration Statement on Form S-8 filed on October 13, 2021.
10.3*
Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of April 21, 2021). Incorporated by reference to Exhibit 10.4 to Apogee’s Annual Report on Form 10-K filed on April 22, 2021.

10.4*
Apogee Enterprises, Inc. Non-Employee Director Charitable Matching Contribution Program. Incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year-ended February 26, 2005.

10.5*	Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement). Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on October 17, 2006.

10.6*	Apogee Enterprises, Inc. 2009 Stock Incentive Plan, as amended and restated (2011). Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 28, 2011.
10.7*
Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as amended and restated (2014). Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed on July 24, 2014.

10.8*
Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on June 30, 2009.

10.9*
Restricted Stock Deferral Program under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as Amended and Restated (2014) (2015 Statement). Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 30, 2015.

10.10*
Form of Deferred Restricted Stock Unit Agreement under the Apogee Enterprises, Inc. 2009 Non-Employee Director Stock Incentive Plan, as Amended and Restated (2014) (2015 Statement). Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on June 30, 2015.

10.11*
Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2009 Stock Incentive Plan for awards made on or after April 26, 2011. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on May 2, 2011.

10.12*	Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, effective January 1, 2011. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 12, 2010.
10.13*	First Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 1, 2014.
10.14*	Second Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on June 29, 2016.
10.15*
Third Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, dated October 5, 2017. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 10, 2017.

10.16*
Fourth Amendment to the Apogee Enterprises, Inc. 2011 Deferred Compensation Plan, dated June 28, 2018. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on July 3, 2018.

10.17
Stock Purchase Agreement, dated as of April 28, 2017, by and among Apogee Enterprises, Inc., EFCO Corporation, and Pella Corporation. Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 2, 2017.

10.18*	Form of Change-in-Control Severance Agreement. Incorporated herein by reference to Exhibit 10.38 to Registrant's Annual Report on Form 10-K filed on April 30, 2018.
10.19*	Apogee Enterprises, Inc. 401(k) Retirement Plan, effective January 1, 2015. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 filed October 9, 2015.
10.20*	Apogee Enterprises, Inc. 2019 Stock Incentive Plan. Incorporated by reference to Exhibit 4.5 to Registrant's Registration Statement on Form S-8 filed on February 12, 2020.
10.21*	Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2019 Stock Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 16, 2020.
10.22*	Form of Stock Option Agreement under the Apogee Enterprises, Inc. 2019 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on July 7, 2020.
10.23*	Apogee Enterprises, Inc. 2019 Stock Incentive Plan, as Amended and Restated (2021). Incorporated by reference to Exhibit 4.5 to Apogee’s Registration Statement on Form S-8 filed on June 25, 2021.
10.24*
Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 16, 2020.

10.25*
Form of Deferred Restricted Stock Unit Agreement under the Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 16, 2020.

10.26*
Restricted Stock Deferral Program Under the Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 29, 2020.

10.27*
Form of Restricted Stock Unit Agreement under the Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on April 29, 2020.

10.28*	Form of CEO Evaluation-Based Incentive Agreement. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 30, 2019.
10.29*	Offer Letter dated May 27, 2020 between Apogee Enterprises, Inc. and Nisheet Gupta. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on July 9, 2020.
10.30*	Form of Annual Cash Incentive Award Agreement. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on July 7, 2020.
10.31*
Transition Agreement between Apogee Enterprises, Inc. and Joseph F. Puishys, dated September 15, 2020. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 17, 2020.

10.32*
Employment Agreement between Apogee Enterprises, Inc. and Ty R. Silberhorn, dated December 15, 2020. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 21, 2020.

10.33*
Form of Restricted Stock Award Agreement entered into by Apogee Enterprises, Inc. and Ty R. Silberhorn on January 4, 2021. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 21, 2020.

10.34*	Form of Restricted Stock Agreement. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 26, 2021.
10.35*	Form of Performance Award Agreement. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on April 26, 2021.
10.36*	Form of Executive Short-Term Incentive Plan Memorandum. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on April 26, 2021.
10.37*	Executive Short-Term Incentive Plan Terms and Conditions. Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on April 26, 2021.
10.38
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

10.39
Stock Repurchase Agreement between Apogee Enterprises, Inc. and Joseph F. Puishys, dated May 26, 2021. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on July 1, 2021.

10.40
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

10.41
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

21#	Subsidiaries of the Registrant.
23#	Consent of Deloitte & Touche LLP.
31.1#	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2#	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Apogee Enterprises, Inc.'s Annual Report on Form 10-K for the year ended February 26, 2022 are furnished herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of February 26, 2022 and February 27, 2021, (ii) the Consolidated Results of Operations for the three years ended February 26, 2022, February 27, 2021 and February 29, 2020, (iii) the Consolidated Statements of Comprehensive Earnings for the three years February 26, 2022, February 27, 2021 and February 29, 2020, (iv) the Consolidated Statements of Cash Flows for the three years ended February 26, 2022, February 27, 2021 and February 29, 2020, (v) the Consolidated Statements of Shareholders' Equity for the three years ended February 26, 2022, February 27, 2021 and February 29, 2020 and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 2022.

APOGEE ENTERPRISES, INC.

/s/ Ty R. Silberhorn
Ty R. Silberhorn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 22, 2022.

Signature	Title	Signature	Title
/s/ Ty R. Silberhorn	Chief Executive Officer and	/s/ Nisheet Gupta	Executive Vice President and
Ty R. Silberhorn	Director (Principal Executive Officer)	Nisheet Gupta	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Donald A. Nolan		/s/ Elizabeth M. Lilly
Donald A. Nolan	Chairman	Elizabeth M. Lilly	Director

/s/ Christina M. Alvord		/s/ Herbert K. Parker
Christina M. Alvord	Director	Herbert K. Parker	Director

/s/ Frank G. Heard		/s/ Mark A. Pompa
Frank G. Heard	Director	Mark A. Pompa	Director

/s/ Lloyd E. Johnson		/s/ Patricia K. Wagner
Lloyd E. Johnson	Director	Patricia K. Wagner	Director