Form 10-Q
period 2022-05-28
APOGEE ENTERPRISES, INC.
filed 2022-07-01
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of June 27, 2022, 22,156,827 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except stock data)	May 28, 2022	February 26, 2022
Assets
Current assets
Cash and cash equivalents	$15,186	$37,583
Restricted cash	8,685	—
Receivables, net	193,741	168,592
Inventories	98,517	80,494
Costs and earnings on contracts in excess of billings	35,701	30,403
Other current assets	19,331	20,820
Total current assets	371,161	337,892
Property, plant and equipment, net	237,412	249,995
Operating lease right-of-use assets	45,021	47,912
Goodwill	130,251	130,102
Intangible assets	71,419	72,481
Other non-current assets	51,686	49,481
Total assets	$906,950	$887,863
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$88,908	$92,104
Accrued payroll and related benefits	38,212	50,977
Billings in excess of costs and earnings on uncompleted contracts	6,505	8,659
Operating lease liabilities	12,178	12,744
Current portion long-term debt	—	1,000
Other current liabilities	61,262	67,462
Total current liabilities	207,065	232,946
Long-term debt	261,000	162,000
Non-current operating lease liabilities	36,978	39,591
Non-current self-insurance reserves	21,677	22,544
Other non-current liabilities	52,940	44,583
Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 22,200,680 and 23,701,491 respectively	7,400	7,901
Additional paid-in capital	140,785	149,713
Retained earnings	208,205	254,825
Accumulated other comprehensive loss	(29,100)	(26,240)
Total shareholders’ equity	327,290	386,199
Total liabilities and shareholders’ equity	$906,950	$887,863
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share data)	May 28, 2022	May 29, 2021
Net sales	$356,635	$326,006
Cost of sales	271,018	258,296
Gross profit	85,617	67,710
Selling, general and administrative expenses	52,401	51,668
Operating income	33,216	16,042
Interest expense, net	1,206	1,238
Other expense, net	1,310	315
Earnings before income taxes	30,700	14,489
Income tax expense	7,969	3,672
Net earnings	$22,731	$10,817
Earnings per share - basic	$1.01	$0.43
Earnings per share - diluted	$1.00	$0.42
Weighted average basic shares outstanding	22,399	25,402
Weighted average diluted shares outstanding	22,651	25,822
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended
(In thousands)	May 28, 2022	May 29, 2021
Net earnings	$22,731	$10,817
Other comprehensive (loss) earnings:
Unrealized (loss) gain on marketable securities, net of $(74) and $0 of tax (benefit) expense, respectively	(276)	—
Unrealized (loss) gain on derivative instruments, net of $(1,317) and $211 of tax (benefit) expense, respectively	(4,316)	692
Foreign currency translation adjustments	1,732	5,880
Other comprehensive (loss) earnings	(2,860)	6,572
Total comprehensive earnings	$19,871	$17,389

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	May 28, 2022	May 29, 2021
Operating Activities
Net earnings	$22,731	$10,817
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	10,849	12,980
Share-based compensation	1,597	1,674
Deferred income taxes	4,400	941
Gain on disposal of assets	(660)	(421)
Proceeds from New Markets Tax Credit transaction, net of deferred costs	18,390	—
Settlement of New Markets Tax Credit transaction	(19,523)	—
Noncash lease expense	3,088	3,098
Other, net	952	479
Changes in operating assets and liabilities:
Receivables	(26,671)	4,455
Inventories	(17,744)	2,252
Costs and earnings on contracts in excess of billings	(5,325)	1,205
Accounts payable and accrued expenses	(18,331)	(22,449)
Billings in excess of costs and earnings on uncompleted contracts	(2,152)	(6,434)
Refundable and accrued income taxes	4,238	1,410
Operating lease liability	(3,333)	(3,113)
Other, net	(2,968)	(11)
Net cash (used) provided by operating activities	(30,462)	6,883
Investing Activities
Capital expenditures	(5,125)	(4,705)
Proceeds from sales of property, plant and equipment	4,087	438
Other, net	100	119
Net cash used by investing activities	(938)	(4,148)
Financing Activities
Borrowings on line of credit	161,000	—
Repayment on debt	(1,000)	—
Payments on line of credit	(62,000)	—
Proceeds from exercise of stock options	—	4,115
Repurchase and retirement of common stock	(74,312)	(12,625)
Dividends paid	(4,793)	(5,035)
Other, net	(1,271)	(712)
Net cash provided (used) by financing activities	17,624	(14,257)
Decrease in cash, cash equivalents and restricted cash	(13,776)	(11,522)
Effect of exchange rates on cash	64	714
Cash, cash equivalents and restricted cash at beginning of year	37,583	47,277
Cash, cash equivalents and restricted cash at end of period	$23,871	$36,469
Noncash Activity
Capital expenditures in accounts payable	$766	$1,058
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 26, 2022	23,701	$7,901	$149,713	$254,825	$(26,240)	$386,199
Net earnings	—	—	—	22,731	—	22,731
Unrealized loss on marketable securities, net of $74 tax benefit	—	—	—	—	(276)	(276)
Unrealized loss on derivative instruments, net of $1,317 tax benefit	—	—	—	—	(4,316)	(4,316)
Foreign currency translation adjustments	—	—	—	—	1,732	1,732
Issuance of stock, net of cancellations	100	33	23	—	—	56
Share-based compensation	—	—	1,597	—	—	1,597
Share repurchases	(1,571)	(524)	(10,350)	(63,438)	—	(74,312)
Other share retirements	(30)	(10)	(198)	(1,120)	—	(1,328)
Cash dividends	—	—	—	(4,793)	—	(4,793)
Balance at May 28, 2022	22,200	$7,400	$140,785	$208,205	$(29,100)	$327,290

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 27, 2021	25,714	$8,571	$154,958	$357,243	$(28,027)	$492,745
Net earnings	—	—	—	10,817	—	10,817
Unrealized gain on marketable securities, net of $0 tax expense	—	—	—	—	—	—
Unrealized gain on derivative instruments, net of $211tax expense	—	—	—	—	692	692
Foreign currency translation adjustments	—	—	—	—	5,880	5,880
Issuance of stock, net of cancellations	90	30	(7)	—	—	23
Share-based compensation	—	—	1,674	—	—	1,674
Exercise of stock options	179	60	4,055	—	—	4,115
Share repurchases	(357)	(119)	(2,218)	(10,288)	—	(12,625)
Other share retirements	(20)	(7)	(121)	(607)	—	(735)
Cash dividends	—	—	—	(5,035)	—	(5,035)
Balance at May 29, 2021	25,606	$8,535	$158,341	$352,130	$(21,455)	$497,551

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 26, 2022. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three-month period ended May 28, 2022 are not necessarily indicative of the results to be expected for the full year.

At the beginning of the first quarter of fiscal 2023, we began management of the Sotawall and Harmon businesses under the Architectural Services segment in order to create a single, unified offering for larger custom curtainwall projects. The comparative fiscal 2022 segment results for the Architectural Framing Systems and Architectural Services segments have been recast to reflect the move of the Sotawall business into the Architectural Services segment from the Architectural Framing Systems segment, effective at the start of the first quarter of fiscal 2023.

2.Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 12 for disclosure of revenue by segment):

	Three Months Ended
(In thousands)	May 28, 2022	May 29, 2021
Recognized at shipment	$161,164	$140,283
Recognized over time	195,471	185,723
Total	$356,635	$326,006

Receivables
Receivables reflected in the financial statements represent the net amount expected to be collected. An allowance for credit losses is established based on expected losses. Expected losses are estimated by reviewing individual accounts, considering aging, financial condition of the debtor, recent payment history, current and forecast economic conditions and other relevant factors. Upon billing, aging of receivables is monitored until collection. An account is considered current when it is within agreed upon payment terms. An account is written off when it is determined that the asset is no longer collectible. Retainage on construction contracts represents amounts withheld by our customers on long-term projects until the project reaches a level of completion where amounts are released to us from the customer.

(In thousands)	May 28, 2022	February 26, 2022
Trade accounts	$139,846	$129,085
Construction contracts	19,002	12,857
Contract retainage	36,985	28,782
Total receivables	195,833	170,724
Less: allowance for credit losses	2,092	2,132
Receivables, net	$193,741	$168,592

The following table summarizes the activity in the allowance for credit losses:

(In thousands)	May 28, 2022	February 26, 2022
Beginning balance	$2,132	$1,947
Additions charged to costs and expenses	(174)	729
Deductions from allowance, net of recoveries	117	(514)
Other changes (1)	17	(30)
Ending balance	$2,092	$2,132
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

The time period between when performance obligations are complete and when payment is due is not significant. In certain of our businesses that recognize revenue over time, progress billings follow an agreed-upon schedule of values, and retainage is withheld by the customer until the project reaches a level of completion where amounts are released to us from the customer.

(In thousands)	May 28, 2022	February 26, 2022
Contract assets	$72,686	$59,185
Contract liabilities	9,464	11,373

The changes in contract assets and contract liabilities were mainly due to timing of project activity within our businesses that operate under long-term contracts.

Other contract-related disclosures	Three Months Ended
(In thousands)	May 28, 2022	May 29, 2021
Revenue recognized related to contract liabilities from prior year-end	$35,926	$14,100
Revenue recognized related to prior satisfaction of performance obligations	175	2,164

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that time frame. Generally, these contracts are found in our businesses that typically operate with long-term contracts, which recognize revenue over time. As of May 28, 2022, the transaction price associated with unsatisfied performance obligations was approximately $810.6 million. The performance obligations are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	May 28, 2022
Within one year	$505,055
Within two years	247,752
Beyond two years	57,786
Total	$810,593

3.Supplemental Balance Sheet Information

Inventories

(In thousands)	May 28, 2022	February 26, 2022
Raw materials	$51,967	$42,541
Work-in-process	18,774	18,144
Finished goods	27,776	19,809
Total inventories	$98,517	$80,494

Other current liabilities

(In thousands)	May 28, 2022	February 26, 2022
Warranties	$12,521	$11,786
Income and other taxes	19,074	15,770
Accrued self-insurance reserves	4,300	8,796
Accrued freight	2,485	2,078
Other	22,882	29,032
Total other current liabilities	$61,262	$67,462

Other non-current liabilities

(In thousands)	May 28, 2022	February 26, 2022
Deferred benefit from New Markets Tax Credit transactions	$15,217	$9,165
Retirement plan obligations	6,978	7,041
Deferred compensation plan	8,468	9,483
Deferred tax liabilities	4,430	2,296
Other	17,847	16,598
Total other non-current liabilities	$52,940	$44,583

4.Financial Instruments

Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
May 28, 2022	$11,731	$7	$435	$11,303
February 26, 2022	11,862	45	123	11,784

Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of these bonds at May 28, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$1,401	$1,396
Due after one year through five years	9,991	9,610
Due after five years through 10 years	339	297
Total	$11,731	$11,303

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

In fiscal 2020, we entered into an interest rate swap to hedge exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility and term loan. As of May 28, 2022, the interest rate swap contract had a notional value of $30.0 million.

We periodically enter into forward purchase contracts and/or fixed/floating swaps to manage the risk associated with fluctuations in aluminum prices and fluctuations in foreign exchange rates (primarily related to the Canadian dollar). These contracts generally have an original maturity date of less than one year. As of May 28, 2022, we held foreign exchange forward contracts and aluminum fixed/floating swaps with U.S. dollar notional values of $5.2 million and $13.2 million, respectively.

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
May 28, 2022
Assets:
Money market funds	$7,409	$—	$7,409
Municipal and corporate bonds	—	11,303	11,303
Cash surrender value of life insurance	—	16,656	16,656
Foreign currency forward/option contract	—	13	13
Interest rate swap contract	—	1,218	1,218
Liabilities:
Deferred compensation	—	11,476	11,476
Aluminum hedging contract	—	2,776	2,776

February 26, 2022
Assets:
Money market funds	$19,288	$—	$19,288
Municipal and corporate bonds	—	11,784	11,784
Cash surrender value of life insurance	—	17,831	17,831
Aluminum hedging contract	—	2,133	2,133
Interest rate swap contract	—	718	718
Liabilities:
Deferred compensation	—	12,491	12,491
Foreign currency forward/option contract	—	161	161

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

At the beginning of the first quarter of fiscal 2023, we began management of the Sotawall and Harmon businesses under the Architectural Services segment in order to create a single, unified offering for larger custom curtainwall projects. In connection with the transition, leadership of our Sotawall and Harmon businesses have been combined to form the Architectural Services reporting unit. We evaluated goodwill on a qualitative basis prior to and subsequent to this change for these reporting units and concluded no adjustment to the carrying value of goodwill was necessary as a result of this change. Concurrent with this change in composition of the operating segments effective at the start of our first quarter of fiscal 2023, goodwill was reallocated to the affected reporting units within each operating segment, using a relative fair value approach as outlined in ASC 350, Intangibles - Goodwill and Other. In addition, for all reporting units, no qualitative indicators of impairment were identified during the first quarter, and therefore, no interim quantitative goodwill impairment evaluation was performed.

The following table presents the carrying amount of goodwill attributable to each reporting segment including the amount of goodwill that has been reallocated from the Architectural Framing Systems segment to the Architectural Services segment using the relative fair value approach as of the start of fiscal 2023:

(In thousands)	Architectural Framing Systems	Architectural Services	Architectural Glass	Large-Scale Optical	Total
Balance at February 27, 2021	$93,099	$1,120	$25,322	$10,557	$130,098
Foreign currency translation	82	—	(78)	—	4
Balance at February 26, 2022	93,181	1,120	25,244	10,557	130,102
Reallocation among reporting units (1)	(2,048)	2,048	—	—	—
Foreign currency translation	(38)	(3)	190	—	149
Balance at May 28, 2022	$91,095	$3,165	$25,434	$10,557	$130,251

(1) Represents the reallocation of goodwill as a result of transitioning Sotawall from the Architectural Framing Systems segment to the Architectural Services segment as of the start of the first quarter of fiscal 2023.

Other intangible assets
Indefinite-lived intangible assets
We have intangible assets for certain acquired trade names and trademarks which are determined to have indefinite useful lives. We test indefinite-lived intangible assets for impairment annually at the same measurement date as goodwill, the first day of our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Based on the impairment analysis performed in the fourth quarter of fiscal 2022, the fair value of each of our trade names and trademarks exceeded the carrying amount. However, due to triggering events identified in the fourth quarter of fiscal 2022, resulting from the finalization of our plans for integrating the Sotawall business into the Architectural Services segment, beginning in fiscal 2023, we determined that the carrying value of the Sotawall trade name exceeded fair value by $12.7 million. We determined that Sotawall had an immaterial fair value, resulting in the trade name being fully impaired as of fiscal 2022 year-end. We recognized this amount as impairment expense in the fourth quarter ended February 26, 2022.

Finite-lived intangible assets
Long-lived assets or asset groups, including intangible assets subject to amortization and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows to determine the fair value of long-lived assets. Due to triggering events identified during the fourth quarter of fiscal 2022, as a result of finalization of our plans for integrating the Sotawall business into the Architectural Services segment, beginning in fiscal 2023, we determined that the finite-lived intangible assets were impaired as of February 26, 2022. As such, we recognized a long-lived asset impairment charge of $36.7 million in finite-lived intangible assets in the fourth quarter of fiscal year 2022, within the Architectural Framing Systems segment.

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Foreign Currency Translation	Net
May 28, 2022
Definite-lived intangible assets:
Customer relationships	$89,494	$(48,297)	$—	$148	$41,345
Other intangibles	38,659	(35,865)	—	157	2,951
Total	128,153	(84,162)	—	305	44,296
Indefinite-lived intangible assets:
Trademarks	27,129	—	—	(6)	27,123
Total intangible assets	$155,282	$(84,162)	$—	$299	$71,419
February 26, 2022
Definite-lived intangible assets:
Customer relationships	$122,961	$(47,226)	$(33,608)	$141	$42,268
Other intangibles	41,838	(35,613)	(3,127)	(14)	3,084
Total	164,799	(82,839)	(36,735)	127	45,352
Indefinite-lived intangible assets:
Trademarks	39,832	—	(12,738)	35	27,129
Total intangible assets	$204,631	$(82,839)	$(49,473)	$162	$72,481

Amortization expense on definite-lived intangible assets was $1.1 million and $2.0 million for the three-month periods ended May 28, 2022 and May 29, 2021, respectively. Amortization expense of other identifiable intangible assets is included in selling, general and administrative expenses. At May 28, 2022, the estimated future amortization expense for definite-lived intangible assets was:

(In thousands)	Remainder of 2023	2024	2025	2026	2027
Estimated amortization expense	$3,464	$4,483	$4,164	$4,051	$4,049

6.Debt

As of May 28, 2022, we had a committed revolving credit facility with maximum borrowings of up to $235 million with a maturity of June 2024. As of May 28, 2022, outstanding borrowings under our revolving credit facility were $99.0 million, while there were no outstanding borrowings under the revolving credit facility as of February 26, 2022. At May 28, 2022 and February 26, 2022, we also had a $150 million term loan with a maturity date of June 2024.

Our revolving credit facility and term loan contain two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of EBITDA-to-interest expense. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At May 28, 2022, we were in compliance with both financial covenants. Additionally, at May 28, 2022, we had a total of $16.4 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2023 to 2032 and reduce borrowing capacity under the revolving credit facility.

At May 28, 2022, debt included $12.0 million of industrial revenue bonds that mature in fiscal years 2036 through 2043. In March 2022, a $1.0 million industrial revenue bond matured and was repaid. The fair value of all industrial revenue bonds approximated carrying value at May 28, 2022, due to the variable interest rates on these instruments. Our credit facility, term loan and industrial revenue bonds would be classified as Level 2 within the fair value hierarchy described in Note 4.

We also maintain two Canadian committed, revolving credit facilities totaling $25.0 million (USD). As of May 28, 2022 and February 26, 2022, there were no borrowings outstanding under the facilities.

Interest payments were $1.1 million for each of the three-months ended May 28, 2022 and May 29, 2021, respectively.

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

The components of lease expense were as follows:

	Three Months Ended
(In thousands)	May 28, 2022	May 29, 2021
Operating lease cost	$3,051	$3,381
Short-term lease cost	314	225
Variable lease cost	906	723
Total lease cost	$4,271	$4,329

Other supplemental information related to leases was as follows:

	Three Months Ended
(In thousands except weighted-average data)	May 28, 2022	May 29, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$3,537	$3,602
Lease assets obtained in exchange for new operating lease liabilities	$168	$465
Weighted-average remaining lease term - operating leases	5.2 years	5.8 years
Weighted-average discount rate - operating leases	2.86%	2.96%

Future maturities of lease liabilities are as follows:

(In thousands)	May 28, 2022
Remainder of Fiscal 2023	$10,208
Fiscal 2024	11,280
Fiscal 2025	9,918
Fiscal 2026	7,897
Fiscal 2027	6,396
Fiscal 2028	2,950
Thereafter	3,295
Total lease payments	51,944
Less: Amounts representing interest	2,788
Present value of lease liabilities	$49,156

8.Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At May 28, 2022, $1.2 billion of these types of bonds were outstanding, of which $409.3 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

	Three Months Ended
(In thousands)	May 28, 2022	May 29, 2021
Balance at beginning of period	$13,923	$14,999
Additional accruals	4,069	2,478
Claims paid	(2,525)	(2,930)
Balance at end of period	$15,467	$14,547

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

Letters of credit
At May 28, 2022, we had $16.4 million of ongoing letters of credit, all of which have been issued under our committed revolving credit facility, as discussed in Note 6. We also have a $6.9 million letter of credit which has been issued outside our committed revolving credit facility, with no impact on our borrowing capacity and debt covenants.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $196.5 million as of May 28, 2022.

New Markets Tax Credit (NMTC) transactions
We have three outstanding NMTC arrangements which help to support operational expansion. Proceeds received from investors on these transactions are included within other non-current liabilities in our consolidated balance sheets. The NMTC arrangements are subject to 100 percent tax credit recapture for a period of seven years from the date of each respective transaction. Upon the termination of each arrangement, these proceeds will be recognized in earnings in exchange for the transfer of tax credits. The direct and incremental costs incurred in structuring these arrangements have been deferred and are included in other non-current assets in our consolidated balance sheets. These costs will be recognized in conjunction with the recognition of the related proceeds on each arrangement. During the construction phase or for working capital purposes for each project, we are required to hold cash dedicated to fund each capital project which is classified as restricted cash in our consolidated balance sheets. Variable-interest entities, which have been included within our consolidated financial statements, have been created as a result of the structure of these transactions, as investors in the programs do not have a material interest in their underlying economics.

During the first quarter of fiscal 2023, one NMTC transaction was terminated, and a new NMTC transaction was established as a replacement. As a result of these transactions, $19.5 million in previous proceeds received were repaid and $19.5 million was contributed back to the Company as part of the newly established NMTC transaction. This NMTC transaction will be held for the remainder of the original seven-year term.

The table below provides a summary of our outstanding NMTC transactions (in millions):

Inception date	Termination date	Deferred Benefit	Deferred costs	Net benefit
June 2016	June 2023	$6.0	$1.2	$4.8
September 2018	September 2025	3.2	1.0	2.2
May 2022	August 2025	6.0	1.6	4.4
Total		$15.2	$3.8	$11.4

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

9.Share-Based Compensation

Total share-based compensation expense included in the results of operations was $1.6 million for the three-month period ended May 28, 2022 and $1.7 million for the three-month period ended May 29, 2021.

Stock options and SARs
Stock option and SAR activity for the current three-month period is summarized as follows:

Stock Options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	370,800	$23.04
Outstanding at end of period	370,800	$23.04	8.1 years	$4,694,328
Vested or expected to vest at end of period	370,800	$23.04	8.1 years	$4,694,328

No awards were issued or exercised during the three-months ended May 28, 2022. For the three-months ended May 29, 2021, cash proceeds from the exercise of stock options was $4.1 million and the aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $2.7 million.
Executive Compensation Program
In fiscal 2022, the Compensation Committee of the Board of Directors implemented an executive compensation program for certain key employees. In the each of the first quarters of fiscal 2023 and fiscal 2022, we issued performance shares in the form of nonvested share unit awards, which give the recipient the right to receive shares earned at the vesting date. The number of share units issued at grant is equal to the target number of performance shares and allows for the right to receive an additional number of shares dependent on achieving a defined performance goal of return on invested capital and being employed at the end of the performance period.

Nonvested share awards and units
Nonvested share activity, including performance share units, for the current three-month period is summarized as follows:

Nonvested shares and units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 26, 2022 (1)	488,944	$30.14
Granted (2)	147,417	48.01
Vested	(72,845)	27.60
Canceled	(7,878)	29.36
Nonvested at May 28, 2022(1) (2)	555,638	$35.23
(1) Includes a total of 50,825 nonvested share units granted and outstanding at target level for the fiscal 2022-2024 performance period.
(2) Includes a total of 38,564 nonvested share units granted and outstanding at target level for the fiscal 2023-2025 performance period.

At May 28, 2022, there was $14.8 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 29 months. The total fair value of shares vested during the three months ended May 28, 2022 was $2.0 million.

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

The total liability for unrecognized tax benefits was $3.4 million at May 28, 2022, compared to $3.3 million at February 26, 2022. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense.

11.Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
(In thousands)	May 28, 2022	May 29, 2021
Basic earnings per share – weighted average common shares outstanding	22,399	25,402
Weighted average effect of nonvested share grants and assumed exercise of stock options	252	420
Diluted earnings per share – weighted average common shares and potential common shares outstanding	22,651	25,822
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	106	8

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
•The Large-Scale Optical (LSO) segment manufactures high-performance glass and acrylic products for custom framing, museum, and technical glass markets.

At the beginning of the first quarter of fiscal 2023, we began management of the Sotawall and Harmon businesses under the Architectural Services segment in order to create a single, unified offering for larger custom curtainwall projects. The fiscal 2022 segment results were recast for comparability.

	Three Months Ended
(In thousands)	May 28, 2022	May 29, 2021
Net sales
Architectural Framing Systems	$163,292	$136,768
Architectural Services	103,388	90,732
Architectural Glass	76,265	83,031
Large-Scale Optical	25,162	24,228
Intersegment eliminations	(11,472)	(8,753)
Net sales	$356,635	$326,006
Operating income (loss)
Architectural Framing Systems	$23,665	$8,371
Architectural Services	2,927	4,226
Architectural Glass	5,169	2,128
Large-Scale Optical	6,498	5,847
Corporate and other	(5,043)	(4,530)
Operating income	$33,216	$16,042

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, it is impractical to report product revenues generated by class of product, beyond the segment revenues currently reported.

13. Restructuring

On August 11, 2021, we announced plans to realign and simplify our business structure. During the three-month period ended May 28, 2022, we completed the execution of these plans with the sale of the remaining manufacturing assets at our Architectural Glass location, in Dallas, Texas, for $4.1 million. The remaining assets had a carrying value of $3.4 million, and we recognized a gain on the sale of approximately $0.6 million, net of associated transaction costs, which is included as a reduction of cost of sales within our consolidated statements of operations.

The following table summarizes our restructuring related accrual balances included within accrued payroll and related costs and other current liabilities in the consolidated balance sheets. All balances are expected to be paid within the current fiscal year.

	Architectural Framing	Architectural Glass	Corporate & Other	Total
Balance at February 27, 2021	$2,872	$230	$161	$3,263
Restructuring expense	2,000	1,036	1,039	4,075
Payments	(3,567)	(529)	(972)	(5,068)
Other adjustments	(865)	—	—	(865)
Balance at February 26, 2022	440	737	228	1,405
Payments	(124)	(378)	(68)	(570)
Other adjustments	(14)	(17)	—	(31)
Balance at May 28, 2022	$302	$342	$160	$804

14. Subsequent Events

We have evaluated subsequent events for potential recognition and disclosure through the date of this filing. Subsequent to the end of the quarter, the Board of Directors increased the share repurchase authorization by an additional 1,000,000 shares.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements
This Quarterly Report on Form 10-Q, including the section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” "will," "continue" and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation

Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Information about factors that could materially affect our results can be found in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 26, 2022 and in subsequent filings with the U.S. Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.

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

During fiscal 2022, we conducted a strategic review of our business and the markets we serve in order to establish a new enterprise strategy with three key elements, as discussed below:
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

At the beginning of the first quarter of fiscal 2023, we began management of the Sotawall and Harmon businesses under the Architectural Services segment in order to create a single, unified offering for larger custom curtainwall projects. The comparative fiscal 2022 segment results for the Architectural Framing Systems and Architectural Services segments have been recast to reflect the move of the Sotawall business into the Architectural Services segment from the Architectural Framing Systems segment, effective at the start of the first quarter of fiscal 2023.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended February 26, 2022 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Highlights of First Quarter of Fiscal 2023 Compared to First Quarter of Fiscal 2022

Net sales
Consolidated net sales increased 9.4 percent, or $30.6 million, for the three-month period ended May 28, 2022, compared to the same period in the prior year, primarily driven by growth in the Architectural Framing Systems and Architectural Services segments.

The relationship between various components of operations, as a percentage of net sales, is presented below:

	Three Months Ended
	May 28, 2022	May 29, 2021
Net sales	100.0%	100.0%
Cost of sales	76.0	79.2
Gross profit	24.0	20.8
Selling, general and administrative expenses	14.7	15.8
Operating income	9.3	4.9
Interest expense, net	0.3	0.4
Other expense, net	0.4	0.1
Earnings before income taxes	8.6	4.4
Income tax expense	2.2	1.1
Net earnings	6.4%	3.3%
Effective tax rate	26.0%	25.3%

Gross profit
Gross profit as a percent of sales (gross margin) was 24.0 percent for the three-month period ended May 28, 2022, compared to 20.8 percent for the three-month period ended May 29, 2021. Gross margin increased in the current year three-month period compared to the prior year period, primarily driven by inflation-related pricing actions in the Architectural Framing Systems segment, partially offset by negative performance impacts of certain projects within the Architectural Services segment.

Selling, general and administrative (SG&A) expenses
SG&A expenses as a percent of sales were 14.7 percent for the three-month period ended May 28, 2022, compared to 15.8 percent for the prior year three-month period. SG&A decreased as a percent of sales compared to the same period in the prior year primarily due to the benefits realized from previously completed restructuring actions.

Income tax expense
The effective income tax rate in the first quarter of fiscal 2023 was 26.0 percent, compared to 25.3 percent in the same period last year.

Segment Analysis

Architectural Framing Systems

	Three Months Ended
(In thousands)	May 28, 2022	May 29, 2021	% Change
Net sales	$163,292	$136,768	19.4%
Operating income	23,665	8,371	182.7%
Operating margin	14.5%	6.1%

Architectural Framing Systems net sales increased $26.5 million, or 19.4 percent, for the three-month period ended May 28, 2022, compared to the prior year period, primarily driven by inflation-related pricing actions.

Operating margin increased 840 basis points for the three-month period of the current year, compared to the same period in the prior year, reflecting improved pricing and the benefits from previously completed restructuring and cost actions, which further strengthened our competitive position and offset the impact of cost inflation. Architectural Framing Systems’ operating income also benefited from the timing of inventory flows and the volatility of aluminum prices, as it sold products this quarter using aluminum that was purchased in previous periods at lower costs.

As of May 28, 2022, segment backlog was approximately $310 million, compared to approximately $281 million at the end of the prior quarter. Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which may be expected to be recognized as revenue in the future. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. We view backlog as one indicator of future revenues, particularly in our longer-lead time businesses. In addition to backlog, we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog. We have strong visibility beyond backlog, as projects awarded, verbal commitments and bidding activities are not included in backlog.

Architectural Services

	Three Months Ended
(In thousands)	May 28, 2022	May 29, 2021	% Change
Net sales	$103,388	$90,732	13.9%
Operating income	2,927	4,226	(30.7)%
Operating margin	2.8%	4.7%

Architectural Services net sales increased $12.7 million, or 13.9 percent, for the three-month period ended May 28, 2022, compared to the same period in the prior year, driven by increased volume from executing projects in backlog.

Operating margin decreased 190 basis points in the three-month period of the current year, compared to the same period in the prior year, primarily reflecting performance write downs on a discrete number of projects, increased costs for investments to support future growth, and a less favorable project mix, partially offset by the higher volume.

As of May 28, 2022, segment backlog was approximately $681 million, compared to approximately $665 million at the end of the prior quarter. Segment backlog at the end of the first quarter of fiscal 2022 was approximately $722 million. Backlog, a non-GAAP financial measure, is described within the Architectural Framing Systems discussion above.

Architectural Glass

	Three Months Ended
(In thousands)	May 28, 2022	May 29, 2021	% Change
Net sales	$76,265	$83,031	(8.1)%
Operating income	5,169	2,128	142.9%
Operating margin	6.8%	2.6%

Net sales decreased $6.8 million, or 8.1 percent, for the three-month period ended May 28, 2022, compared to the same period in the prior year, primarily reflecting lower volume.

Operating margin increased 420 basis points in the three-month period of the current year, compared to the same period in the prior year, driven by productivity gains, the positive impact of restructuring actions completed last year, and improved pricing, which offset the impact of cost inflation and lower volume driven by the strategic shift from lower margin work, including the closure of the Velocity business and lower project awards in non-residential construction during the downturn.

Large-Scale Optical (LSO)

	Three Months Ended
(In thousands)	May 28, 2022	May 29, 2021	% Change
Net sales	$25,162	$24,228	3.9%
Operating income	6,498	5,847	11.1%
Operating margin	25.8%	24.1%

LSO net sales increased $0.9 million or 3.9 percent, for the three-month period ended May 28, 2022, compared to the same period in the prior year, driven by improved pricing and a more favorable sales mix.

Operating margin increased 170 basis points in the three-month period of the current year, compared to the same period in the prior year, primarily reflecting improved productivity and pricing, partially offset by cost inflation.

Liquidity and Capital Resources

Selected cash flow data	Three Months Ended
(In thousands)	May 28, 2022	May 29, 2021
Operating Activities
Net cash (used) provided by operating activities	$(30,462)	$6,883
Investing Activities
Capital expenditures	(5,125)	(4,705)
Proceeds from sales of property, plant and equipment	4,087	438
Financing Activities
Borrowings on line of credit	161,000	—
Payments on line of credit	(62,000)	—
Repurchase and retirement of common stock	(74,312)	(12,625)
Dividends paid	(4,793)	(5,035)

Operating Activities. Net cash used by operating activities was $30.5 million for the first three months of fiscal 2023, compared to $6.8 million of net cash provided by operating activities in the prior year period, reflecting increased working capital related to revenue growth.

Investing Activities. Net cash used by investing activities was $0.9 million for the first three months of fiscal 2023, driven primarily by capital expenditures of $5.1 million, partially offset by proceeds received from sales of property, plant and equipment of $4.1 million. In the first three months of the prior year, net cash used by investing activities was $4.1 million, primarily driven by capital expenditures of $4.7 million.

Financing Activities. Net cash provided by financing activities was $17.6 million for the first three months of fiscal 2023, compared to net cash used by financing activities of $14.3 million in the prior year period. The current year period was primarily driven by net debt borrowings of $99.0 million partially offset by share repurchases totaling $74.3 million, compared to $12.6 million in the prior year period.

We paid dividends totaling $4.8 million ($0.2200 per share) in the first three months of fiscal 2023, compared to $5.0 million ($0.2000 per share) in the comparable prior year period. During the first three months of fiscal 2023, we repurchased 1,571,139 shares under our authorized share repurchase program, for a total cost of $74.3 million. In the first three months of fiscal 2022, we repurchased 341,000 shares under the share repurchase program, for a total cost of $12.2 million. Since the inception of the share repurchase program in 2004, we have purchased a total of 10,996,601 shares, at a total cost of $381.6 million. As of May 28, 2022, we had remaining authority to repurchase an additional 253,399 shares under this program. We will continue to evaluate making future share repurchases, considering our cash flow, debt levels and market conditions, in the context of all our capital allocation options, with the goal of maximizing long-term value for our shareholders.

Additional Liquidity Considerations. We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, and other working capital needs.

As of May 28, 2022, we had a committed revolving credit facility with maximum borrowings of up to $235 million and a $150 million term loan, both with a maturity of June 2024. As of May 28, 2022, outstanding borrowings under our revolving credit facility were $99.0 million, while there were no outstanding borrowings under the revolving credit facility as of February 26, 2022. We are required to make periodic interest payments on our outstanding indebtedness, and future interest payments will be determined based on the amount of outstanding borrowings and prevailing interest rates during that time.

Our revolving credit facility and term loan contain two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At May 28, 2022, we were in compliance with both financial covenants.
We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Future payments for such leases, excluding leases with initial terms of one year or less, were $51.9 million at May 28, 2022, with $10.2 million payable during the remainder of fiscal 2023.

As of May 28, 2022, we had $196.5 million of open purchase obligations, of which payments totaling $169.7 million are expected to become due within the next 12 months. These purchase obligations primarily relate to raw material commitments and capital expenditures, and are not expected to impact future liquidity as amounts should be recovered through customer billings.

We expect to make contributions of $0.7 million to our defined-benefit pension plans in fiscal 2023, which will equal or exceed our minimum funding requirements.

As of May 28, 2022, we had reserves of $3.4 million for unrecognized tax benefits. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At May 28, 2022, $1.2 billion of these types of bonds were outstanding, of which $409.3 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

During calendar year 2020, we took advantage of the option to defer remittance of the employer portion of Social Security tax as provided in the Coronavirus Aid, Relief, and Economic Security Act. This deferral allowed us to retain cash during calendar year 2020 that would have otherwise been remitted to the federal government. Our first installment of these deferred social security taxes, totaling approximately $6.8 million, was paid in the fourth quarter of fiscal 2022, and our second installment of approximately $6.8 million is expected to be paid in the fourth quarter of fiscal 2023.

Due to our ability to generate strong cash from operations and our borrowing capability under our committed revolving credit facility, we believe that our sources of liquidity will be adequate to meet our short-term and long-term liquidity and capital expenditure needs. In addition, we believe we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. We also believe we will be able to operate our business so as to continue to be in compliance with our existing debt covenants over the next fiscal year.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Outlook
Based on our first-quarter results and impact of the share repurchase leading to lower share count in our outlook, we have raised our guidance for full-year adjusted earnings to a range of $3.50 to $3.90 per diluted* share, up from the previously announced range of $2.90 to $3.30. The company continues to expect full-year capital expenditures of $35 million to $40 million.

* A reconciliation of non-GAAP guidance on adjusted earnings per diluted share (“Adjusted EPS”) to GAAP guidance is not available on a forward-looking basis without unreasonable effort due to the uncertainty of the magnitude and timing of future adjustments. These adjustments may include the impact of such items as impairment charges, restructuring costs, acquired project-related charges, and gains or losses from significant asset sales. Accordingly, the company is unable to provide a reconciliation of Adjusted EPS to the most directly comparable GAAP financial measure or address the probable significance of the unavailable information, which could be material to the company's future financial results computed in accordance with GAAP.

Related Party Transactions
No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended February 26, 2022.

Critical Accounting Policies
There have been no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 26, 2022, except as noted below.

Impairment of goodwill, indefinite-lived intangible assets and long-lived assets
Goodwill
At the beginning of the first quarter of fiscal 2023, we began management of the Sotawall and Harmon businesses under the Architectural Services segment in order to create a single, unified offering for larger custom curtainwall projects. In connection with the transition, leadership of our Sotawall and Harmon businesses have been combined to form the Architectural Services reporting unit. We evaluated goodwill on a qualitative basis prior to and subsequent to this change for these reporting units and concluded no adjustment to the carrying value of goodwill was necessary as a result of this change. Concurrent with this change in composition of the operating segments effective at the start of our first quarter of fiscal 2023, goodwill was reallocated to the affected reporting units within each operating segment, using a relative fair value approach as outlined in ASC 350, Intangibles

- Goodwill and Other. In addition, for all reporting units, no qualitative indicators of impairment were identified during the first quarter, and therefore, no interim quantitative goodwill impairment evaluation was performed.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2022 for a discussion of the Company’s market risk. There have been no material changes in market risk since February 26, 2022.

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
b)Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 28, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.Risk Factors

There have been no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 26, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
February 27, 2022 to March 26, 2022	553,539	$47.27	553,539	1,270,999
March 27, 2022 to April 23, 2022	1,019,451	47.19	1,017,600	253,399
April 24, 2022 to May 28, 2022	28,233	44.00	—	253,399
Total	1,601,223	$47.13	1,571,139	253,399
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

Item 6.Exhibits

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year-ended February 28, 2004.)
3.2	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on January 16, 2020.)
3.3	Amended and Restated Bylaws of Apogee Enterprises, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter-ended May 29, 2021).
10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2021).
10.2	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2021).
10.3	Form of Executive Short-Term Incentive Plan Memorandum (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2021).
10.4	Executive Short-Term Incentive Plan Terms and Conditions (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 26, 2021).
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101#
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 28, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of May 28, 2022 and February 26, 2022, (ii) the Consolidated Results of Operations for the three-months ended May 28, 2022 and May 29, 2021, (iii) the Consolidated Statements of Comprehensive Earnings for the three-months ended May 28, 2022 and May 29, 2021, (iv) the Consolidated Statements of Cash Flows for the three-months ended May 28, 2022 and May 29, 2021, (v) the Consolidated Statements of Shareholders' Equity for the three-months ended May 28, 2022 and May 29, 2021, and (vi) Notes to Consolidated Financial Statements.

104#	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
Exhibits marked with a (#) sign are filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: July 1, 2022	By: /s/ Ty R. Silberhorn
Ty R. Silberhorn President and Chief Executive Officer (Principal Executive Officer)

Date: July 1, 2022	By: /s/ Nisheet Gupta
Nisheet Gupta Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)