Form 10-Q
period 2022-08-27
APOGEE ENTERPRISES, INC.
filed 2022-09-29
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 27, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of September 26, 2022, 22,208,074 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except stock data)	August 27, 2022	February 26, 2022
Assets
Current assets
Cash and cash equivalents	$22,065	$37,583
Restricted cash	8,684	—
Receivables, net	231,853	168,592
Inventories	98,046	80,494
Costs and earnings on contracts in excess of billings	29,522	30,403
Other current assets	34,048	20,820
Total current assets	424,218	337,892
Property, plant and equipment, net	232,766	249,995
Operating lease right-of-use assets	42,505	47,912
Goodwill	129,476	130,102
Intangible assets	70,377	72,481
Other non-current assets	49,632	49,481
Total assets	$948,974	$887,863
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$86,871	$92,104
Accrued payroll and related benefits	41,338	50,977
Billings in excess of costs and earnings on uncompleted contracts	29,616	8,659
Operating lease liabilities	11,498	12,744
Current portion long-term debt	—	1,000
Other current liabilities	64,060	67,462
Total current liabilities	233,383	232,946
Long-term debt	250,834	162,000
Non-current operating lease liabilities	34,625	39,591
Non-current self-insurance reserves	23,038	22,544
Other non-current liabilities	50,354	44,583
Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 22,209,925 and 23,701,491 respectively	7,403	7,901
Additional paid-in capital	141,575	149,713
Retained earnings	240,245	254,825
Accumulated other comprehensive loss	(32,483)	(26,240)
Total shareholders’ equity	356,740	386,199
Total liabilities and shareholders’ equity	$948,974	$887,863
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Net sales	$372,109	$325,797	$728,744	$651,803
Cost of sales	287,173	277,795	558,191	536,091
Gross profit	84,936	48,002	170,553	115,712
Selling, general and administrative expenses	52,864	51,070	105,265	102,739
Operating income (loss)	32,072	(3,068)	65,288	12,973
Interest expense, net	1,698	1,072	2,904	2,310
Other expense (income), net	173	(105)	1,483	209
Earnings (loss) before income taxes	30,201	(4,035)	60,901	10,454
Income tax (benefit) expense	(7,188)	(1,919)	781	1,753
Net earnings (loss)	$37,389	$(2,116)	$60,120	$8,701
Earnings (loss) per share - basic	$1.71	$(0.08)	$2.72	$0.34
Earnings (loss) per share - diluted	$1.68	$(0.08)	$2.66	$0.34
Weighted average basic shares outstanding	21,860	25,140	22,129	25,271
Weighted average diluted shares outstanding	22,245	25,140	22,563	25,637
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Net earnings (loss)	$37,389	$(2,116)	$60,120	$8,701
Other comprehensive (loss) earnings:
Unrealized (loss) gain on marketable securities, net of $(28), $2, $(102) and $1 of tax (benefit) expense, respectively	(106)	4	(382)	4
Unrealized (loss) gain on derivative instruments, net of $(152), $(203), $(1,469) and $8 of tax (benefit) expense, respectively	(500)	(666)	(4,816)	26
Foreign currency translation adjustments	(2,777)	(4,300)	(1,045)	1,580
Other comprehensive (loss) earnings	(3,383)	(4,962)	(6,243)	1,610
Total comprehensive earnings (loss)	$34,006	$(7,078)	$53,877	$10,311

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	August 27, 2022	August 28, 2021
Operating Activities
Net earnings	$60,120	$8,701
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	21,448	25,808
Share-based compensation	3,394	3,261
Deferred income taxes	6,858	(4,560)
Asset impairment	—	15,403
Gain on disposal of assets	(695)	(1,355)
Proceeds from New Markets Tax Credit transaction, net of deferred costs	18,390	—
Settlement of New Markets Tax Credit transaction	(19,523)	—
Noncash lease expense	6,160	6,216
Other, net	2,653	578
Changes in operating assets and liabilities:
Receivables	(65,760)	15,520
Inventories	(17,636)	(3,607)
Costs and earnings on contracts in excess of billings	840	3,212
Accounts payable and accrued expenses	(8,226)	(10,895)
Billings in excess of costs and earnings on uncompleted contracts	21,051	(2,144)
Refundable and accrued income taxes	(20,486)	1,981
Operating lease liability	(6,684)	(6,240)
Other, net	(4,547)	3,028
Net cash (used) provided by operating activities	(2,643)	54,907
Investing Activities
Capital expenditures	(9,255)	(10,121)
Proceeds from sales of property, plant and equipment	4,122	1,292
Other, net	450	66
Net cash used by investing activities	(4,683)	(8,763)
Financing Activities
Borrowings on line of credit	409,880	—
Repayment on debt	(151,000)	(2,000)
Payments on line of credit	(171,000)	—
Payments on debt issue costs	(687)	—
Proceeds from exercise of stock options	—	4,115
Repurchase and retirement of common stock	(74,312)	(22,419)
Dividends paid	(9,602)	(10,060)
Other, net	(2,815)	(1,853)
Net cash provided (used) by financing activities	464	(32,217)
(Decrease) increase in cash, cash equivalents and restricted cash	(6,862)	13,927
Effect of exchange rates on cash	28	617
Cash, cash equivalents and restricted cash at beginning of year	37,583	47,277
Cash, cash equivalents and restricted cash at end of period	$30,749	$61,821
Noncash Activity
Capital expenditures in accounts payable	$2,019	$374
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 26, 2022	23,701	$7,901	$149,713	$254,825	$(26,240)	$386,199
Net earnings	—	—	—	22,731	—	22,731
Unrealized loss on marketable securities, net of $74 tax benefit	—	—	—	—	(276)	(276)
Unrealized loss on derivative instruments, net of $1,317 tax benefit	—	—	—	—	(4,316)	(4,316)
Foreign currency translation adjustments	—	—	—	—	1,732	1,732
Issuance of stock, net of cancellations	100	33	23	—	—	56
Share-based compensation	—	—	1,597	—	—	1,597
Share repurchases	(1,571)	(524)	(10,350)	(63,438)	—	(74,312)
Other share retirements	(30)	(10)	(198)	(1,120)	—	(1,328)
Cash dividends	—	—	—	(4,793)	—	(4,793)
Balance at May 28, 2022	22,200	$7,400	$140,785	$208,205	$(29,100)	$327,290
Net earnings	—	—	—	37,389	—	37,389
Unrealized loss on marketable securities, net of $28 tax benefit	—	—	—	—	(106)	(106)
Unrealized loss on derivative instruments, net of $152 tax benefit	—	—	—	—	(500)	(500)
Foreign currency translation adjustments	—	—	—	—	(2,777)	(2,777)
Issuance of stock, net of cancellations	(14)	(5)	61	—	—	56
Share-based compensation	—	—	1,797	—	—	1,797
Exercise of stock options	36	12	(954)	—	—	(942)
Other share retirements	(13)	(4)	(114)	(540)	—	(658)
Cash dividends	—	—	—	(4,809)	—	(4,809)
Balance at August 27, 2022	22,209	$7,403	$141,575	$240,245	$(32,483)	$356,740

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 27, 2021	25,714	$8,571	$154,958	$357,243	$(28,027)	$492,745
Net earnings	—	—	—	10,817	—	10,817
Unrealized gain on marketable securities, net of $0 tax expense	—	—	—	—	—	—
Unrealized gain on derivative instruments, net of $211tax expense	—	—	—	—	692	692
Foreign currency translation adjustments	—	—	—	—	5,880	5,880
Issuance of stock, net of cancellations	90	30	(7)	—	—	23
Share-based compensation	—	—	1,674	—	—	1,674
Exercise of stock options	179	60	4,055	—	—	4,115
Share repurchases	(357)	(119)	(2,218)	(10,288)	—	(12,625)
Other share retirements	(20)	(7)	(121)	(607)	—	(735)
Cash dividends	—	—	—	(5,035)	—	(5,035)
Balance at May 29, 2021	25,606	$8,535	$158,341	$352,130	$(21,455)	$497,551
Net loss	—	—	—	(2,116)	—	(2,116)
Unrealized gain on marketable securities, net of $2 tax expense	—	—	—	—	4	4
Unrealized loss on derivative instruments, net of $203 tax benefit	—	—	—	—	(666)	(666)
Foreign currency translation adjustments	—	—	—	—	(4,300)	(4,300)
Issuance of stock, net of cancellations	67	22	—	—	—	22
Share-based compensation	—	—	1,587	—	—	1,587
Share repurchases	(249)	(83)	(1,616)	(8,095)	—	(9,794)
Other share retirements	(30)	(9)	(197)	(496)	—	(702)
Cash dividends	—	—	—	(5,025)	—	(5,025)
Balance at August 28, 2021	25,394	$8,465	$158,115	$336,398	$(26,417)	$476,561

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 26, 2022. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three- and six-month periods ended August 27, 2022 are not necessarily indicative of the results to be expected for the full year.

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

2.Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 12 for disclosure of revenue by segment):

	Three Months Ended		Six Months Ended
(In thousands)	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Recognized at shipment	$174,693	$137,783	$335,857	$278,066
Recognized over time	197,416	188,014	392,887	373,737
Total	$372,109	$325,797	$728,744	$651,803

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

(In thousands)	August 27, 2022	February 26, 2022
Trade accounts	$146,035	$129,085
Construction contracts	65,482	12,857
Contract retainage	22,267	28,782
Total receivables	233,784	170,724
Less: allowance for credit losses	1,931	2,132
Receivables, net	$231,853	$168,592

The following table summarizes the activity in the allowance for credit losses:

(In thousands)	August 27, 2022	February 26, 2022
Beginning balance	$2,132	$1,947
Additions charged to costs and expenses	45	729
Deductions from allowance, net of recoveries	(244)	(514)
Other changes (1)	(2)	(30)
Ending balance	$1,931	$2,132
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

(In thousands)	August 27, 2022	February 26, 2022
Contract assets	$51,789	$59,185
Contract liabilities	32,022	11,373

The changes in contract assets and contract liabilities were mainly due to timing of project activity within our businesses that operate under long-term contracts.

Other contract-related disclosures	Three Months Ended		Six Months Ended
(In thousands)	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Revenue recognized related to contract liabilities from prior year-end	$4,978	$2,479	$33,157	$16,579
Revenue recognized related to prior satisfaction of performance obligations	4,770	5,354	4,946	7,518

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that time frame. Generally, these contracts are found in our businesses that typically operate with long-term contracts, which recognize revenue over time. The transaction prices associated with unsatisfied performance obligations at August 27, 2022 are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	August 27, 2022
Within one year	$501,856
Within two years	293,561
Beyond two years	117,867
Total	$913,284

3.Supplemental Balance Sheet Information

Inventories

(In thousands)	August 27, 2022	February 26, 2022
Raw materials	$51,284	$42,541
Work-in-process	17,121	18,144
Finished goods	29,641	19,809
Total inventories	$98,046	$80,494

Other current liabilities

(In thousands)	August 27, 2022	February 26, 2022
Warranties	$13,482	$11,786
Income and other taxes	6,519	15,770
Accrued self-insurance reserves	12,471	8,796
Accrued freight	2,410	2,078
Deferred revenue	2,405	2,714
Other	26,773	26,318
Total other current liabilities	$64,060	$67,462

Other non-current liabilities

(In thousands)	August 27, 2022	February 26, 2022
Deferred benefit from New Markets Tax Credit transactions	$9,250	$9,165
Retirement plan obligations	6,857	7,041
Deferred compensation plan	7,290	9,483
Deferred tax liabilities	7,611	2,296
Other	19,346	16,598
Total other non-current liabilities	$50,354	$44,583

4.Financial Instruments

Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
August 27, 2022	$11,344	$3	$565	$10,782
February 26, 2022	11,862	45	123	11,784

Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of these bonds at August 27, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$1,430	$1,419
Due after one year through five years	9,578	9,069
Due after five years through 10 years	336	294
Total	$11,344	$10,782

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

In fiscal 2020, we entered into an interest rate swap to hedge exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility and term loan. As of August 27, 2022, the interest rate swap contract had a notional value of $30.0 million.

We periodically enter into forward purchase contracts and/or fixed/floating swaps to manage the risk associated with fluctuations in aluminum prices and fluctuations in foreign exchange rates (primarily related to the Canadian dollar). These contracts generally have an original maturity date of less than one year. As of August 27, 2022, we held foreign exchange forward contracts and aluminum fixed/floating swaps with U.S. dollar notional values of $3.2 million and $12.2 million, respectively.

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
August 27, 2022
Assets:
Money market funds	$15,034	$—	$15,034
Municipal and corporate bonds	—	10,782	10,782
Cash surrender value of life insurance	—	16,625	16,625
Interest rate swap contract	—	1,584	1,584
Liabilities:
Deferred compensation	—	10,299	10,299
Foreign currency forward/option contract	—	82	82
Aluminum hedging contract	—	3,515	3,515

February 26, 2022
Assets:
Money market funds	$19,288	$—	$19,288
Municipal and corporate bonds	—	11,784	11,784
Cash surrender value of life insurance	—	17,831	17,831
Aluminum hedging contract	—	2,133	2,133
Interest rate swap contract	—	718	718
Liabilities:
Deferred compensation	—	12,491	12,491
Foreign currency forward/option contract	—	161	161

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

At the beginning of the first quarter of fiscal 2023, we began management of the Sotawall and Harmon businesses under the Architectural Services segment in order to create a single, unified offering for larger custom curtainwall projects which resulted in the combination of the Sotawall and Harmon reporting units into a single reporting unit. We evaluated goodwill on a qualitative basis prior to and subsequent to this change for these reporting units and concluded that no adjustment to the carrying value of goodwill was necessary. Concurrent with the move of Sotawall from the Architectural Framing Systems segment to the Architectural Services segment effective at the start of our first quarter of fiscal 2023, goodwill was reallocated to the affected reporting units within each segment, using a relative fair value approach as outlined in ASC 350, Intangibles - Goodwill and Other. In addition, for all reporting units, no qualitative indicators of impairment were identified during the first quarter, and therefore, no interim quantitative goodwill impairment evaluation was performed.

The following table presents the carrying amount of goodwill attributable to each reporting segment including the amount of goodwill that was reallocated from the Architectural Framing Systems segment to the Architectural Services segment using the relative fair value approach during the first quarter of fiscal 2023:

(In thousands)	Architectural Framing Systems	Architectural Services	Architectural Glass	Large-Scale Optical	Total
Balance at February 27, 2021	$93,099	$1,120	$25,322	$10,557	$130,098
Foreign currency translation	82	—	(78)	—	4
Balance at February 26, 2022	93,181	1,120	25,244	10,557	130,102
Reallocation among reporting units (1)	(2,048)	2,048	—	—	—
Foreign currency translation	(644)	(53)	71	—	(626)
Balance at August 27, 2022	$90,489	$3,115	$25,315	$10,557	$129,476

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

Finite-lived intangible assets
Long-lived assets or asset groups, including intangible assets subject to amortization and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows to determine the fair value of long-lived assets. Due to triggering events identified during the fourth quarter of fiscal 2022, as a result of finalization of our plans for integrating the Sotawall business into the Architectural Services segment, beginning in fiscal 2023, we determined that the finite-lived intangible assets of Sotawall were impaired as of February 26, 2022. As such, we recognized a long-lived asset impairment charge of $36.7 million in finite-lived intangible assets in the fourth quarter of fiscal year 2022, within the Architectural Framing Systems segment.

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Foreign Currency Translation	Net
August 27, 2022
Definite-lived intangible assets:
Customer relationships	$89,495	$(48,556)	$—	$(997)	$39,942
Other intangibles	39,347	(35,572)	—	(361)	3,414
Total	128,842	(84,128)	—	(1,358)	43,356
Indefinite-lived intangible assets:
Trademarks	27,129	—	—	(108)	27,021
Total intangible assets	$155,971	$(84,128)	$—	$(1,466)	$70,377
February 26, 2022
Definite-lived intangible assets:
Customer relationships	$122,961	$(47,226)	$(33,608)	$141	$42,268
Other intangibles	41,838	(35,613)	(3,127)	(14)	3,084
Total	164,799	(82,839)	(36,735)	127	45,352
Indefinite-lived intangible assets:
Trademarks	39,832	—	(12,738)	35	27,129
Total intangible assets	$204,631	$(82,839)	$(49,473)	$162	$72,481

Amortization expense on definite-lived intangible assets was $2.1 million and $3.9 million for the six-month periods ended August 27, 2022 and August 28, 2021, respectively. Amortization expense of other identifiable intangible assets is included in selling, general and administrative expenses. At August 27, 2022, the estimated future amortization expense for definite-lived intangible assets was:

(In thousands)	Remainder of 2023	2024	2025	2026	2027
Estimated amortization expense	$2,258	$4,362	$4,332	$4,315	$4,313

6.Debt

During the second quarter ended August 27, 2022, we amended and extended our committed revolving credit facility to include maximum borrowings of up to $385 million with a maturity of August 2027. As part of the amendment, we repaid the $150 million term loan with borrowings under the revolving credit facility. As of August 27, 2022, outstanding borrowings under our revolving credit facility were $235.0 million, while there were no outstanding borrowings under the revolving credit facility as of February 26, 2022.

Our revolving credit facility contains two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of EBITDA-to-interest expense. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At August 27, 2022, we were in compliance with both financial covenants. Additionally, at August 27, 2022, we had a total of $12.3 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2023 to 2032 and reduce borrowing capacity under the revolving credit facility.

At August 27, 2022, debt included $12.0 million of industrial revenue bonds that mature in fiscal years 2036 through 2043. In March 2022, a $1.0 million industrial revenue bond matured and was repaid. The fair value of all industrial revenue bonds approximated carrying value at August 27, 2022, due to the variable interest rates on these instruments. Our credit facility, term loan and industrial revenue bonds would be classified as Level 2 within the fair value hierarchy described in Note 4.

We also maintain two Canadian committed, revolving credit facilities totaling $25.0 million (USD). At August 27, 2022, outstanding borrowings under our Canadian committed, revolving credit facilities were $3.8 million, while there were no outstanding borrowings under the Canadian facilities as of February 26, 2022.

Interest payments were $2.8 million and $1.9 million for the six months ended August 27, 2022 and August 28, 2021, respectively.

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

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Operating lease cost	$2,954	$3,518	$6,005	$6,899
Short-term lease cost	346	240	660	464
Variable lease cost	857	734	1,763	1,457
Total lease cost	$4,157	$4,492	$8,428	$8,820

Other supplemental information related to leases was as follows:

	Six Months Ended
(In thousands except weighted-average data)	August 27, 2022	August 28, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$7,069	$7,186
Lease assets obtained in exchange for new operating lease liabilities	$701	$1,281
Weighted-average remaining lease term - operating leases	5.0 years	5.7 years
Weighted-average discount rate - operating leases	2.86%	2.95%

Future maturities of lease liabilities are as follows:

(In thousands)	August 27, 2022
Remainder of Fiscal 2023	$6,676
Fiscal 2024	11,426
Fiscal 2025	10,018
Fiscal 2026	7,975
Fiscal 2027	6,479
Fiscal 2028	2,973
Thereafter	3,786
Total lease payments	49,333
Less: Amounts representing interest	3,210
Present value of lease liabilities	$46,123

8.Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At August 27, 2022, $1.1 billion of these types of bonds were outstanding, of which $361.1 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

Warranty and project-related contingencies
We reserve estimated exposures on known claims, as well as on a portion of anticipated claims, for product warranty and rework cost, based on historical product liability claims as a ratio of sales. Claim costs are deducted from the accrual when paid. Factors that could have an impact on these accruals in any given period include the following: changes in manufacturing quality, changes in product mix and any significant changes in sales volume.

	Six Months Ended
(In thousands)	August 27, 2022	August 28, 2021
Balance at beginning of period	$13,923	$14,999
Additional accruals	6,918	4,400
Claims paid	(4,201)	(5,871)
Balance at end of period	$16,640	$13,528

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

Letters of credit
At August 27, 2022, we had $12.3 million of ongoing letters of credit, all of which have been issued under our committed revolving credit facility, as discussed in Note 6. We also have a $3.4 million letter of credit which has been issued outside our committed revolving credit facility, with no impact on our borrowing capacity and debt covenants.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $225.2 million as of August 27, 2022.

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

The table below provides a summary of our outstanding NMTC transactions (in millions):

Inception date	Termination date	Deferred Benefit	Deferred costs	Net benefit
June 2016	June 2023	$6.0	$1.2	$4.8
September 2018	September 2025	3.2	1.0	2.2
May 2022	August 2025	6.1	1.6	4.5
Total		$15.3	$3.8	$11.5

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

9.Share-Based Compensation

Total share-based compensation expense included in the results of operations was $3.4 million for the six-month period ended August 27, 2022 and $3.3 million for the six-month period ended August 28, 2021.

Stock options and SARs
Stock option and SAR activity for the current six-month period is summarized as follows:

Stock Options and SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	370,800	$23.04
Awards exercised	(145,060)	23.04
Awards canceled/expired	(67,740)	23.04
Outstanding at end of period	158,000	$23.04	0.9 years	$2,000,280
Vested or expected to vest at end of period	158,000	$23.04	0.9 years	$2,000,280

For the six-months ended August 27, 2022, there were no cash proceeds from the exercise of stock options as all stock options were exercised on a stock for stock basis. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $2.7 million. For the six-months ended August 28, 2021, cash proceeds from the exercise of stock options was $4.1 million and the aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $2.3 million.

Executive Compensation Program
In fiscal 2022, the Compensation Committee of the Board of Directors implemented an executive compensation program for certain key employees. In the each of the first quarters of fiscal 2023 and fiscal 2022, we issued performance shares in the form of nonvested share unit awards, which give the recipient the right to receive shares earned at the end of the respective performance periods. The number of share units issued at grant is equal to the target number of performance shares and allows for the right to receive a variable number of shares dependent on achieving a defined performance goal of return on invested capital and being employed at the end of the performance period.

Nonvested share awards and units
Nonvested share activity, including performance share units, for the current six-month period is summarized as follows:

Nonvested shares and units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 26, 2022 (1)	488,944	$30.14
Granted (2)	174,393	46.45
Vested	(134,499)	27.94
Canceled (3)	(44,232)	36.00
Nonvested at August 27, 2022(4)	484,606	$36.09
(1) Includes a total of 50,825 nonvested share units granted and outstanding at target level for the fiscal 2022-2024 performance period.
(2) Includes a total of 38,564 nonvested share units granted and outstanding at target level for the fiscal 2023-2025 performance period.
(3) Includes a total of 9,690 nonvested share units cancelled for the fiscal 2022-2024 and fiscal 2023-2025 performance periods.
(4) Includes a total of 45,207 and 34,492 nonvested share units granted and outstanding at target level for the 2022-2024 and 2023-2025 performance periods, respectively.

At August 27, 2022, there was $12.8 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 27 months. The total fair value of shares vested during the six months ended August 27, 2022 was $3.8 million.

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

In the second quarter of fiscal 2023, the Company claimed certain tax deductions, including a worthless stock loss deduction, related to its investment in Sotawall Limited, a Canadian subsidiary. These deductions generated a net tax benefit of $13.7 million.

The total liability for unrecognized tax benefits was $5.3 million at August 27, 2022, compared to $3.3 million at February 26, 2022. The increase was primarily related to the tax deductions claimed during the second quarter of fiscal 2023 associated with the Company's investment in Sotawall Limited, a Canadian subsidiary. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense.

11.Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands)	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Basic earnings per share – weighted average common shares outstanding	21,860	25,140	22,129	25,271
Weighted average effect of nonvested share grants and assumed exercise of stock options	385	—	434	366
Diluted earnings per share – weighted average common shares and potential common shares outstanding	22,245	25,140	22,563	25,637
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	120	4	120	8

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

	Three Months Ended		Six Months Ended
(In thousands)	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Net sales
Architectural Framing Systems	$172,867	$136,973	$336,159	$273,741
Architectural Services	106,732	96,370	210,120	187,102
Architectural Glass	77,352	79,373	153,617	162,404
Large-Scale Optical	25,166	23,543	50,328	47,771
Intersegment eliminations	(10,008)	(10,462)	(21,480)	(19,215)
Net sales	$372,109	$325,797	$728,744	$651,803
Operating income (loss)
Architectural Framing Systems	$20,512	$8,381	$44,177	$16,752
Architectural Services	5,490	7,139	8,417	11,365
Architectural Glass	6,457	(16,995)	11,626	(14,867)
Large-Scale Optical	5,991	5,483	12,489	11,330
Corporate and other	(6,378)	(7,076)	(11,421)	(11,607)
Operating income (loss)	$32,072	$(3,068)	$65,288	$12,973

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, it is impractical to report product revenues generated by class of product, beyond the segment revenues currently reported.

13. Restructuring

On August 11, 2021, we announced plans to realign and simplify our business structure. During the first quarter of fiscal 2023, we completed the execution of these plans with the sale of the remaining manufacturing assets at our Architectural Glass location, in Dallas, Texas, for $4.1 million. The remaining assets had a carrying value of $3.4 million, and we recognized a gain on the sale of approximately $0.6 million, net of associated transaction costs, which is included as a reduction of cost of sales within our consolidated statements of operations.

The following table summarizes our restructuring related accrual balances included within accrued payroll and related costs and other current liabilities in the consolidated balance sheets. All balances are expected to be paid within the current fiscal year.

(In thousands)	Architectural Framing	Architectural Glass	Corporate & Other	Total
Balance at February 27, 2021	$2,872	$230	$161	$3,263
Restructuring expense	2,000	1,036	1,039	4,075
Payments	(3,567)	(529)	(972)	(5,068)
Other adjustments	(865)	—	—	(865)
Balance at February 26, 2022	440	737	228	1,405
Restructuring expense	—	62	—	62
Payments	(171)	(531)	(136)	(838)
Other adjustments	(151)	(17)	—	(168)
Balance at August 27, 2022	$118	$251	$92	$461

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

Highlights of Second Quarter of Fiscal 2023 Compared to Second Quarter of Fiscal 2022

Net sales
Consolidated net sales increased 14.2 percent, or $46.3 million, and 11.8 percent, or $76.9 million, for the three- and six-month periods ended August 27, 2022, compared to the same periods in the prior year, primarily driven by flow-through from pricing actions taken to offset inflation within the Architectural Framing Systems segment and volume growth within the Architectural Services segment.

The relationship between various components of operations, as a percentage of net sales, is presented below:

	Three Months Ended		Six Months Ended
	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.2	85.3	76.6	82.2
Gross profit	22.8	14.7	23.4	17.8
Selling, general and administrative expenses	14.2	15.7	14.4	15.8
Operating income (loss)	8.6	(0.9)	9.0	2.0
Interest expense, net	0.5	0.3	0.4	0.4
Other expense (income), net	—	—	0.2	—
Earnings (loss) before income taxes	8.1	(1.2)	8.4	1.6
Income tax (benefit) expense	(1.9)	(0.6)	0.1	0.3
Net earnings (loss)	10.0%	(0.6)%	8.2%	1.3%
Effective tax rate	(23.8)%	47.6%	1.3%	16.8%

Gross profit
Gross profit as a percent of sales (gross margin) was 22.8 percent and 23.4 percent for the three- and six-month periods ended August 27, 2022, compared to 14.7 percent and 17.8 percent for the three- and six-month periods ended August 28, 2021. Both period increases in gross margin were driven by inflation-related pricing actions in the Architectural Framing Systems segment and benefits from restructuring actions completed in the second quarter of the prior year in the Architectural Glass and Architectural Framing Systems segments. The prior-year periods included $18.5 million of restructuring charges which were incurred in the second quarter and were recorded in costs of sales.

Selling, general and administrative (SG&A) expenses
SG&A expenses as a percent of sales were 14.2 percent and 14.4 percent for the three- and six-month periods ended August 27, 2022, compared to 15.7 percent and 15.8 percent for the prior year three- and six-month periods. SG&A decreased as a percent of sales compared to the same period in the prior year primarily due to the benefits realized from previously completed restructuring actions.

Income tax expense
The effective income tax rate in the second quarter of fiscal 2023 was a benefit of 23.8 percent, compared to expense of 47.6 percent in the same period last year, and 1.3 percent for the first six months of fiscal 2023, compared to 16.8 percent in the prior year. In the second quarter of fiscal 2023, the Company claimed certain tax deductions, including a worthless stock loss deduction, related to its investment in Sotawall Limited, a Canadian subsidiary. These deductions generated a net tax benefit of $13.7 million.

Segment Analysis

Architectural Framing Systems

	Three Months Ended			Six Months Ended
(In thousands)	August 27, 2022	August 28, 2021	% Change	August 27, 2022	August 28, 2021	% Change
Net sales	$172,867	$136,973	26.2%	$336,159	$273,741	22.8%
Operating income	20,512	8,381	144.7%	44,177	16,752	163.7%
Operating margin	11.9%	6.1%		13.1%	6.1%

Architectural Framing Systems net sales increased $35.9 million, or 26.2 percent, and $62.4 million, or 22.8 percent, for the three- and six-month periods ended August 27, 2022, compared to the prior year periods, primarily driven by inflation-related pricing actions and a more favorable sales mix.

Operating margin increased 580 basis points and 700 basis points for the three- and six-month periods of the current year, compared to the same periods in the prior year, reflecting improved pricing and mix, and the benefits from restructuring actions completed in the prior year, which further strengthened our competitive position and offset the impact of cost inflation. The second quarter of the prior fiscal year included $2.0 million of restructuring costs, which reduced operating margin by 150 and 80 basis points for the three- and six-month periods of the prior fiscal year.

As of August 27, 2022, segment backlog was approximately $286 million, compared to approximately $310 million at the end of the prior quarter of the current fiscal year. Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which may be expected to be recognized as revenue in the future. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. We view backlog as one indicator of future revenues, particularly in our longer-lead time businesses. In addition to backlog, we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog. We have strong visibility beyond backlog, as projects awarded, verbal commitments and bidding activities are not included in backlog.

Architectural Services

	Three Months Ended			Six Months Ended
(In thousands)	August 27, 2022	August 28, 2021	% Change	August 27, 2022	August 28, 2021	% Change
Net sales	$106,732	$96,370	10.8%	$210,120	$187,102	12.3%
Operating income	5,490	7,139	(23.1)%	8,417	11,365	(25.9)%
Operating margin	5.1%	7.4%		4.0%	6.1%

Architectural Services net sales increased $10.4 million, or 10.8 percent, and $23.0 million, or 12.3 percent for the three- and six-month periods ended August 27, 2022, compared to the same periods in the prior year, driven by increased volume from executing projects in backlog.

Operating margin decreased 230 basis points and 210 basis points in the three- and six-month periods of the current year, compared to the same periods in the prior year, primarily reflecting increased costs for investments to support future growth and impact of performance write-downs on a discrete number of projects, partially offset by higher volume.

As of August 27, 2022, segment backlog was approximately $785 million, compared to approximately $681 million at the end of the prior quarter of the current fiscal year, driven by significant new project wins in the transportation and healthcare markets. Segment backlog at the end of the second quarter of fiscal 2022 was approximately $716 million. Backlog, a non-GAAP financial measure, is described within the Architectural Framing Systems discussion above.

Architectural Glass

	Three Months Ended			Six Months Ended
(In thousands)	August 27, 2022	August 28, 2021	% Change	August 27, 2022	August 28, 2021	% Change
Net sales	$77,352	$79,373	(2.5)%	$153,617	$162,404	(5.4)%
Operating income (loss)	6,457	(16,995)	138.0%	11,626	(14,867)	178.2%
Operating margin	8.3%	(21.4)%		7.6%	(9.2)%

Net sales decreased $2.0 million, or 2.5 percent, and $8.8 million, or 5.4 percent for the three- and six-month periods ended August 27, 2022, compared to the same periods in the prior year, primarily reflecting lower volume, partially offset by improved pricing.

In the current quarter, the segment had operating income of $6.5 million and operating margin of 8.3 percent, compared to operating loss of $17.0 million and negative operating margin of 21.4 percent in the same period of the prior year. The prior year second quarter included $17.4 million of restructuring costs, while the current year second quarter reflects improved pricing, productivity gains, and the positive impacts of restructuring actions completed during the prior year, all of which offset the impact of inflation. For the six months ended August 27, 2022, the segment had operating income of $11.6 million and operating margin of 7.6 percent, compared to operating loss of $14.9 million and negative operating margin of 9.2 percent in the same period of the prior year, primarily related to the restructuring costs incurred during the second quarter of prior fiscal year, as well as productivity gains and improved pricing during the current year period.

Large-Scale Optical (LSO)

	Three Months Ended			Six Months Ended
(In thousands)	August 27, 2022	August 28, 2021	% Change	August 27, 2022	August 28, 2021	% Change
Net sales	$25,166	$23,543	6.9%	$50,328	$47,771	5.4%
Operating income	5,991	5,483	9.3%	12,489	11,330	10.2%
Operating margin	23.8%	23.3%		24.8%	23.7%

LSO net sales increased $1.6 million, or 6.9 percent, and $2.6 million, or 5.4 percent, for the three- and six-month periods ended August 27, 2022, compared to the same periods in the prior year, primarily driven by higher volume.

Operating margin increased 50 basis points and 110 basis points in the three- and six-month periods of the current year, compared to the same periods in the prior year, primarily reflecting higher volume and improved pricing, partially offset by cost inflation.

Liquidity and Capital Resources

Selected cash flow data	Six Months Ended
(In thousands)	August 27, 2022	August 28, 2021
Operating Activities
Net cash (used) provided by operating activities	$(2,643)	$54,907
Investing Activities
Capital expenditures	(9,255)	(10,121)
Proceeds from sales of property, plant and equipment	4,122	1,292
Financing Activities
Borrowings on line of credit	409,880	—
Repayment on debt	(151,000)	(2,000)
Payments on line of credit	(171,000)	—
Repurchase and retirement of common stock	(74,312)	(22,419)
Dividends paid	(9,602)	(10,060)

Operating Activities. Net cash used by operating activities was $2.6 million for the first six months of fiscal 2023, compared to $54.9 million of net cash provided by operating activities in the prior year period, reflecting increased working capital related to revenue growth and inflation.

Investing Activities. Net cash used by investing activities was $4.7 million for the first six months of fiscal 2023, driven primarily by capital expenditures of $9.3 million, partially offset by proceeds received from sales of property, plant and equipment of $4.1 million. In the first six months of the prior year, net cash used by investing activities was $8.8 million, primarily driven by capital expenditures of $10.1 million.

Financing Activities. Net cash provided by financing activities was $0.5 million for the first six months of fiscal 2023, compared to net cash used by financing activities of $32.2 million in the prior year period. The current year period was primarily driven by net debt borrowings of $87.9 million, partially offset by share repurchases totaling $74.3 million, compared to $22.4 million in the prior year period.

We paid dividends totaling $9.6 million ($0.4400 per share) in the first six months of fiscal 2023, compared to $10.1 million ($0.4000 per share) in the comparable prior year period. During the first six months of fiscal 2023, we repurchased 1,571,139 shares under our authorized share repurchase program, for a total cost of $74.3 million. In the first six months of fiscal 2022, we repurchased 589,533 shares under the share repurchase program, for a total cost of $22.0 million. Since the inception of the share repurchase program in 2004, we have purchased a total of 10,996,601 shares, at a total cost of $381.6 million. As of August 27, 2022, we had remaining authority to repurchase an additional 1,253,399 shares under this program. We will continue to evaluate making future share repurchases, considering our cash flow, debt levels and market conditions, in the context of all our capital allocation options, with the goal of maximizing long-term value for our shareholders.

Additional Liquidity Considerations. We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, and other working capital needs.

During the second quarter ended August 27, 2022, we amended and extended our committed revolving credit facility to include maximum borrowings of up to $385 million with a maturity of August 2027. As part of the amendment, we repaid the $150 million term loan with borrowings under the revolving credit facility. As of August 27, 2022, outstanding borrowings under our revolving credit facility were $235.0 million, while there were no outstanding borrowings under the revolving credit facility as of February 26, 2022. We are required to make periodic interest payments on our outstanding indebtedness, and future interest payments will be determined based on the amount of outstanding borrowings and prevailing interest rates during that time.

Our revolving credit facility contains two financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of EBITDA-to-interest expense. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At August 27, 2022, we were in compliance with both financial covenants.
We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Future payments for such leases, excluding leases with initial terms of one year or less, were $49.3 million at August 27, 2022, with $6.7 million payable during the remainder of fiscal 2023.

As of August 27, 2022, we had $225.2 million of open purchase obligations, of which payments totaling $117.8 million are expected to become due within the remainder of fiscal 2023. These purchase obligations primarily relate to raw material commitments and capital expenditures, and are not expected to impact future liquidity as amounts should be recovered through customer billings.

We expect to make contributions of $0.7 million to our defined-benefit pension plans in fiscal 2023, which will equal or exceed our minimum funding requirements.

As of August 27, 2022, we had reserves of $5.3 million for unrecognized tax benefits. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At August 27, 2022, $1.1 billion of these types of bonds were outstanding, of which $361.1 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

During calendar year 2020, we took advantage of the option to defer remittance of the employer portion of Social Security tax as provided in the Coronavirus Aid, Relief, and Economic Security Act. This deferral allowed us to retain cash during calendar year 2020 that would have otherwise been remitted to the federal government. We paid our first installment of these deferred social security taxes, totaling approximately $6.8 million, in the fourth quarter of fiscal 2022, and expect to pay our second installment of approximately $6.8 million in the fourth quarter of fiscal 2023.

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

Outlook
Based on our second-quarter results and increasing confidence in our outlook, we have raised our guidance for full-year adjusted earnings to a range of $3.75 to $4.05 per diluted* share, up from the previously announced range of $3.50 to $3.90. We expect full year revenue growth of 8 to 10 percent, primarily driven by growth in our Architectural Framing Systems segment. The company continues to expect full-year capital expenditures of approximately $40 million.

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
At the beginning of the first quarter of fiscal 2023, we began management of the Sotawall and Harmon businesses under the Architectural Services segment in order to create a single, unified offering for larger custom curtainwall projects which resulted in the combination of the Sotawall and Harmon reporting units into a single reporting unit. We evaluated goodwill on a qualitative basis prior to and subsequent to this change for these reporting units and concluded that no adjustment to the carrying value of goodwill was necessary. Concurrent with the move of Sotawall from the Architectural Framing Systems segment to the Architectural Services segment effective at the start of our first quarter of fiscal 2023, goodwill was reallocated to the affected reporting units within each segment, using a relative fair value approach as outlined in ASC 350, Intangibles - Goodwill and Other. In addition, for all reporting units, no qualitative indicators of impairment were identified during the first quarter, and therefore, no interim quantitative goodwill impairment evaluation was performed.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2022 for a discussion of the Company’s market risk. There have been no material changes in market risk since February 26, 2022.

Item 4.Controls and Procedures
a)Evaluation of disclosure controls and procedures: As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.
b)Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 27, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
May 29, 2022 to June 25, 2022	3,510	$41.19	—	1,253,399
June 26, 2022 to July 23, 2022	11,199	40.10	—	1,253,399
July 24, 2022 to August 27, 2022	1,606	41.47	—	1,253,399
Total	16,315	$40.61	—	1,253,399
(a)The shares in this column represent the total number of shares that were surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation. We did not purchase any shares pursuant to our publicly announce repurchase program during the fiscal quarter.
(b)In fiscal 2004, announced on April 10, 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock. The Board increased the authorization by 750,000 shares, announced on January 24, 2008; by 1,000,000 shares on each of the announcement dates of October 8, 2008, January 13, 2016, January 9, 2018, January 14, 2020, October 7, 2021, and June 22, 2022; and by 2,000,000 shares, on each of the announcement dates of October 3, 2018 and January 14, 2022. The repurchase program does not have an expiration date.

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
10.1
Amendment No. 3 to Third Amended and Restated Credit Agreement dated as of August 5, 2022, by and among Apogee Enterprises, Inc., as the Borrower, the Lenders referred to therein, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and U.S. Bank National Association, as Syndication Agent and Issuing Lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 11, 2022).

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
101#
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 27, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 27, 2022 and February 26, 2022, (ii) the Consolidated Results of Operations for the three- and six-months ended August 27, 2022 and August 28, 2021, (iii) the Consolidated Statements of Comprehensive Earnings for the three- and six-months ended August 27, 2022 and August 28, 2021, (iv) the Consolidated Statements of Cash Flows for the six-months ended August 27, 2022 and August 28, 2021, (v) the Consolidated Statements of Shareholders' Equity for the three- and six-months ended August 27, 2022 and August 28, 2021, and (vi) Notes to Consolidated Financial Statements.

104#	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
Exhibits marked with a (#) sign are filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: September 29, 2022	By: /s/ Ty R. Silberhorn
Ty R. Silberhorn President and Chief Executive Officer (Principal Executive Officer)

Date: September 29, 2022	By: /s/ Mark R. Augdahl
Mark R. Augdahl Interim Chief Financial Officer (Principal Financial and Accounting Officer)