Form 10-Q
period 2022-11-26
APOGEE ENTERPRISES, INC.
filed 2022-12-29
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of December 26, 2022, 22,213,890 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except stock data)	November 26, 2022	February 26, 2022
Assets
Current assets
Cash and cash equivalents	$21,746	$37,583
Restricted cash	3,718	—
Receivables, net	222,554	168,592
Inventories	86,032	80,494
Costs and earnings on contracts in excess of billings	32,964	30,403
Other current assets	29,676	20,820
Total current assets	396,690	337,892
Property, plant and equipment, net	231,173	249,995
Operating lease right-of-use assets	44,198	47,912
Goodwill	129,268	130,102
Intangible assets	68,825	72,481
Other non-current assets	48,292	49,481
Total assets	$918,446	$887,863
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$70,137	$92,104
Accrued payroll and related benefits	55,528	50,977
Billings in excess of costs and earnings on uncompleted contracts	29,121	8,659
Operating lease liabilities	11,077	12,744
Current portion long-term debt	—	1,000
Other current liabilities	66,174	67,462
Total current liabilities	232,037	232,946
Long-term debt	203,735	162,000
Non-current operating lease liabilities	36,778	39,591
Non-current self-insurance reserves	21,062	22,544
Other non-current liabilities	47,196	44,583
Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 22,213,635 and 23,701,491 respectively	7,405	7,901
Additional paid-in capital	144,358	149,713
Retained earnings	258,836	254,825
Accumulated other comprehensive loss	(32,961)	(26,240)
Total shareholders’ equity	377,638	386,199
Total liabilities and shareholders’ equity	$918,446	$887,863
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 26, 2022	November 27, 2021	November 26, 2022	November 27, 2021
Net sales	$367,847	$334,217	$1,096,591	$986,020
Cost of sales	281,239	269,537	839,430	805,627
Gross profit	86,608	64,680	257,161	180,393
Selling, general and administrative expenses	51,847	46,970	157,112	149,709
Operating income	34,761	17,710	100,049	30,684
Interest expense, net	2,590	528	5,494	2,838
Other expense, net	552	3,057	2,035	3,266
Earnings before income taxes	31,619	14,125	92,520	24,580
Income tax expense	7,854	3,068	8,635	4,821
Net earnings	$23,765	$11,057	$83,885	$19,759
Earnings per share - basic	$1.09	$0.44	$3.81	$0.79
Earnings per share - diluted	$1.07	$0.44	$3.74	$0.78
Weighted average basic shares outstanding	21,870	24,957	22,043	25,166
Weighted average diluted shares outstanding	22,278	25,309	22,456	25,459
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	November 26, 2022	November 27, 2021	November 26, 2022	November 27, 2021
Net earnings	$23,765	$11,057	$83,885	$19,759
Other comprehensive (losses) earnings:
Unrealized loss on marketable securities, net of $(24), $(40), $(127) and $(39) of tax benefit, respectively	(88)	(151)	(470)	(147)
Unrealized gain (loss) on derivative instruments, net of $277, $(265), $(1,192) and $(257) of tax expense (benefit), respectively	905	(868)	(3,911)	(842)
Foreign currency translation adjustments	(1,295)	(2,515)	(2,340)	(935)
Other comprehensive losses	(478)	(3,534)	(6,721)	(1,924)
Total comprehensive earnings	$23,287	$7,523	$77,164	$17,835

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	November 26, 2022	November 27, 2021
Operating Activities
Net earnings	$83,885	$19,759
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,925	38,353
Share-based compensation	5,961	4,807
Deferred income taxes	2,341	(5,412)
Asset impairment	—	16,638
Gain on disposal of assets	(1,484)	(1,250)
Proceeds from New Markets Tax Credit transaction, net of deferred costs	18,390	—
Settlement of New Markets Tax Credit transaction	(19,523)	—
Noncash lease expense	8,924	9,302
Other, net	4,700	3,009
Changes in operating assets and liabilities:
Receivables	(58,202)	6,443
Inventories	(5,822)	(2,657)
Costs and earnings on contracts in excess of billings	(2,599)	1,168
Accounts payable and accrued expenses	(11,985)	5,440
Billings in excess of costs and earnings on uncompleted contracts	20,884	(4,474)
Refundable and accrued income taxes	(14,391)	5,255
Operating lease liability	(9,168)	(9,387)
Other, net	(2,724)	(703)
Net cash provided by operating activities	51,112	86,291
Investing Activities
Capital expenditures	(18,119)	(13,070)
Proceeds from sales of property, plant and equipment	5,212	1,347
Other, net	923	76
Net cash used by investing activities	(11,984)	(11,647)
Financing Activities
Borrowings on line of credit	430,879	—
Repayment on debt	(151,000)	(2,000)
Payments on line of credit	(239,000)	—
Payments on debt issue costs	(790)	—
Proceeds from exercise of stock options	—	4,115
Repurchase and retirement of common stock	(74,312)	(29,164)
Dividends paid	(14,415)	(15,050)
Other, net	(2,959)	(1,895)
Net cash used by financing activities	(51,597)	(43,994)
(Decrease) increase in cash, cash equivalents and restricted cash	(12,469)	30,650
Effect of exchange rates on cash	350	345
Cash, cash equivalents and restricted cash at beginning of year	37,583	47,277
Cash, cash equivalents and restricted cash at end of period	$25,464	$78,272
Noncash Activity
Capital expenditures in accounts payable	$1,557	$1,095
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 26, 2022	23,701	$7,901	$149,713	$254,825	$(26,240)	$386,199
Net earnings	—	—	—	22,731	—	22,731
Unrealized loss on marketable securities, net of $74 tax benefit	—	—	—	—	(276)	(276)
Unrealized loss on derivative instruments, net of $1,317 tax benefit	—	—	—	—	(4,316)	(4,316)
Foreign currency translation adjustments	—	—	—	—	1,732	1,732
Issuance of stock, net of cancellations	100	33	23	—	—	56
Share-based compensation	—	—	1,597	—	—	1,597
Share repurchases	(1,571)	(524)	(10,350)	(63,438)	—	(74,312)
Other share retirements	(30)	(10)	(198)	(1,120)	—	(1,328)
Cash dividends	—	—	—	(4,793)	—	(4,793)
Balance at May 28, 2022	22,200	$7,400	$140,785	$208,205	$(29,100)	$327,290
Net earnings	—	—	—	37,389	—	37,389
Unrealized loss on marketable securities, net of $28 tax benefit	—	—	—	—	(106)	(106)
Unrealized loss on derivative instruments, net of $152 tax benefit	—	—	—	—	(500)	(500)
Foreign currency translation adjustments	—	—	—	—	(2,777)	(2,777)
Issuance of stock, net of cancellations	(14)	(5)	61	—	—	56
Share-based compensation	—	—	1,797	—	—	1,797
Exercise of stock options	36	12	(954)	—	—	(942)
Other share retirements	(13)	(4)	(114)	(540)	—	(658)
Cash dividends	—	—	—	(4,809)	—	(4,809)
Balance at August 27, 2022	22,209	$7,403	$141,575	$240,245	$(32,483)	$356,740
Net earnings	—	—	—	23,765	—	23,765
Unrealized loss on marketable securities, net of $24 tax benefit	—	—	—	—	(88)	(88)
Unrealized gain on derivative instruments, net of $277 tax expense	—	—	—	—	905	905
Foreign currency translation adjustments	—	—	—	—	(1,295)	(1,295)
Issuance of stock, net of cancellations	9	3	250	(196)	—	57
Share-based compensation	—	—	2,567	—	—	2,567
Other share retirements	(4)	(1)	(34)	(165)	—	(200)
Cash dividends	—	—	—	(4,813)	—	(4,813)
Balance at November 26, 2022	22,214	$7,405	$144,358	$258,836	$(32,961)	$377,638

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 27, 2021	25,714	$8,571	$154,958	$357,243	$(28,027)	$492,745
Net earnings	—	—	—	10,817	—	10,817
Unrealized gain on marketable securities, net of $0 tax expense	—	—	—	—	—	—
Unrealized gain on derivative instruments, net of $211 tax expense	—	—	—	—	692	692
Foreign currency translation adjustments	—	—	—	—	5,880	5,880
Issuance of stock, net of cancellations	90	30	(7)	—	—	23
Share-based compensation	—	—	1,674	—	—	1,674
Exercise of stock options	179	60	4,055	—	—	4,115
Share repurchases	(357)	(119)	(2,218)	(10,288)	—	(12,625)
Other share retirements	(20)	(7)	(121)	(607)	—	(735)
Cash dividends	—	—	—	(5,035)	—	(5,035)
Balance at May 29, 2021	25,606	$8,535	$158,341	$352,130	$(21,455)	$497,551
Net loss	—	—	—	(2,116)	—	(2,116)
Unrealized gain on marketable securities, net of $2 tax expense	—	—	—	—	4	4
Unrealized loss on derivative instruments, net of $203 tax benefit	—	—	—	—	(666)	(666)
Foreign currency translation adjustments	—	—	—	—	(4,300)	(4,300)
Issuance of stock, net of cancellations	67	22	—	—	—	22
Share-based compensation	—	—	1,587	—	—	1,587
Share repurchases	(249)	(83)	(1,616)	(8,095)	—	(9,794)
Other share retirements	(30)	(9)	(197)	(496)	—	(702)
Cash dividends	—	—	—	(5,025)	—	(5,025)
Balance at August 28, 2021	25,394	$8,465	$158,115	$336,398	$(26,417)	$476,561
Net earnings	—	—	—	11,057	—	11,057
Unrealized loss on marketable securities, net of $40 tax benefit	—	—	—	—	(151)	(151)
Unrealized loss on derivative instruments, net of $265 tax benefit	—	—	—	—	(868)	(868)
Foreign currency translation adjustments	—	—	—	—	(2,515)	(2,515)
Issuance of stock, net of cancellations	1	—	22	—	—	22
Share-based compensation	—	—	1,546	—	—	1,546
Share repurchases	(166)	(55)	(1,092)	(5,598)	—	(6,745)
Other share retirements	(2)	(1)	(12)	(51)	—	(64)
Cash dividends	—	—	—	(4,990)	—	(4,990)
Balance at November 27, 2021	25,227	$8,409	$158,579	$336,816	$(29,951)	$473,853

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 26, 2022. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three- and nine-month periods ended November 26, 2022 are not necessarily indicative of the results to be expected for the full year.

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

2.Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 12 for disclosure of revenue by segment):

	Three Months Ended		Nine Months Ended
(In thousands)	November 26, 2022	November 27, 2021	November 26, 2022	November 27, 2021
Recognized at shipment	$168,593	$141,826	$504,450	$419,893
Recognized over time	199,254	192,391	592,141	566,127
Total	$367,847	$334,217	$1,096,591	$986,020

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

(In thousands)	November 26, 2022	February 26, 2022
Trade accounts	$142,591	$129,085
Construction contracts	50,423	12,857
Contract retainage	31,395	28,782
Total receivables	224,409	170,724
Less: allowance for credit losses	1,855	2,132
Receivables, net	$222,554	$168,592

The following table summarizes the activity in the allowance for credit losses:

(In thousands)	November 26, 2022	February 26, 2022
Beginning balance	$2,132	$1,947
Additions charged to costs and expenses	20	729
Deductions from allowance, net of recoveries	(279)	(514)
Other changes (1)	(18)	(30)
Ending balance	$1,855	$2,132
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

The time period between when performance obligations are complete and when payment is due is not significant. In certain of our businesses that recognize revenue over time, progress billings follow an agreed-upon schedule of values, and retainage is withheld by the customer until the project reaches a level of completion at which point amounts are released to us from the customer.

(In thousands)	November 26, 2022	February 26, 2022
Contract assets	$64,359	$59,185
Contract liabilities	31,657	11,373

The changes in contract assets and contract liabilities were mainly due to timing of project activity within our businesses that operate under long-term contracts.

Other contract-related disclosures	Three Months Ended		Nine Months Ended
(In thousands)	November 26, 2022	November 27, 2021	November 26, 2022	November 27, 2021
Revenue recognized related to contract liabilities from prior year-end	$3,473	$1,687	$36,630	$18,266
Revenue recognized related to prior satisfaction of performance obligations	4,640	5,051	9,586	12,568

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that time frame. Generally, these contracts are found in our businesses that typically operate with long-term contracts, which recognize revenue over time. The transaction prices associated with unsatisfied performance obligations at November 26, 2022 are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	November 26, 2022
Within one year	$493,289
Within two years	280,427
Beyond two years	87,660
Total	$861,376

3.Supplemental Balance Sheet Information

Inventories

(In thousands)	November 26, 2022	February 26, 2022
Raw materials	$43,722	$42,541
Work-in-process	17,081	18,144
Finished goods	25,229	19,809
Total inventories	$86,032	$80,494

Other current liabilities

(In thousands)	November 26, 2022	February 26, 2022
Warranties	$14,137	$11,786
Income and other taxes	5,832	15,770
Accrued self-insurance reserves	15,888	8,796
Accrued freight	1,917	2,078
Deferred revenue	2,536	2,714
Other	25,864	26,318
Total other current liabilities	$66,174	$67,462

Other non-current liabilities

(In thousands)	November 26, 2022	February 26, 2022
Deferred benefit from New Markets Tax Credit transactions	$9,250	$9,165
Retirement plan obligations	6,269	7,041
Deferred compensation plan	6,851	9,483
Deferred tax liabilities	3,793	2,296
Other	21,033	16,598
Total other non-current liabilities	$47,196	$44,583

4.Financial Instruments

Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
November 26, 2022	$10,835	$—	$675	$10,160
February 26, 2022	11,862	45	123	11,784

Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of these bonds at November 26, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$1,739	$1,720
Due after one year through five years	9,096	8,440
Total	$10,835	$10,160

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

In fiscal 2020, we entered into an interest rate swap to hedge exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility and term loan. As of November 26, 2022, the interest rate swap contract had a notional value of $30.0 million.

We periodically enter into forward purchase contracts and/or fixed/floating swaps to manage the risk associated with fluctuations in aluminum prices and fluctuations in foreign exchange rates (primarily related to the Canadian dollar). These contracts generally have an original maturity date of less than one year. As of November 26, 2022, we held foreign exchange forward contracts and aluminum fixed/floating swaps with U.S. dollar notional values of $3.0 million and $8.1 million, respectively.

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
November 26, 2022
Assets:
Money market funds	$6,629	$—	$6,629
Municipal and corporate bonds	—	10,160	10,160
Cash surrender value of life insurance	—	16,247	16,247
Interest rate swap contract	—	1,917	1,917
Liabilities:
Deferred compensation	—	9,277	9,277
Foreign currency forward/option contract	—	192	192
Aluminum hedging contract	—	2,382	2,382

February 26, 2022
Assets:
Money market funds	$19,288	$—	$19,288
Municipal and corporate bonds	—	11,784	11,784
Cash surrender value of life insurance	—	17,831	17,831
Aluminum hedging contract	—	2,133	2,133
Interest rate swap contract	—	718	718
Liabilities:
Deferred compensation	—	12,491	12,491
Foreign currency forward/option contract	—	161	161

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

At the beginning of the first quarter of fiscal 2023, we began management of the Sotawall and Harmon businesses under the Architectural Services segment in order to create a single, unified offering for larger custom curtainwall projects, which resulted in the combination of the Sotawall and Harmon reporting units into a single reporting unit. We evaluated goodwill on a qualitative basis prior to and subsequent to this change for these reporting units and concluded that no adjustment to the carrying value of goodwill was necessary. Concurrent with the move of Sotawall from the Architectural Framing Systems segment to the Architectural Services segment effective at the start of our first quarter of fiscal 2023, goodwill was reallocated to the affected reporting units within each segment, using a relative fair value approach as outlined in ASC 350, Intangibles - Goodwill and Other. In addition, for all reporting units, no qualitative indicators of impairment were identified during the first quarter of fiscal 2023, and therefore, no interim quantitative goodwill impairment evaluation was performed.

The following table presents the carrying amount of goodwill attributable to each reporting segment including the amount of goodwill that was reallocated from the Architectural Framing Systems segment to the Architectural Services segment using the relative fair value approach during the first quarter of fiscal 2023:

(In thousands)	Architectural Framing Systems	Architectural Services	Architectural Glass	Large-Scale Optical	Total
Balance at February 27, 2021	$93,099	$1,120	$25,322	$10,557	$130,098
Foreign currency translation	82	—	(78)	—	4
Balance at February 26, 2022	93,181	1,120	25,244	10,557	130,102
Reallocation among reporting units (1)	(2,048)	2,048	—	—	—
Foreign currency translation	(763)	(105)	34	—	(834)
Balance at November 26, 2022	$90,370	$3,063	$25,278	$10,557	$129,268

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

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Foreign Currency Translation	Net
November 26, 2022
Definite-lived intangible assets:
Customer relationships	$89,495	$(48,843)	$—	$(2,077)	$38,575
Other intangibles	39,449	(35,300)	—	(815)	3,334
Total	128,944	(84,143)	—	(2,892)	41,909
Indefinite-lived intangible assets:
Trademarks	27,129	—	—	(213)	26,916
Total intangible assets	$156,073	$(84,143)	$—	$(3,105)	$68,825
February 26, 2022
Definite-lived intangible assets:
Customer relationships	$122,961	$(47,226)	$(33,608)	$141	$42,268
Other intangibles	41,838	(35,613)	(3,127)	(14)	3,084
Total	164,799	(82,839)	(36,735)	127	45,352
Indefinite-lived intangible assets:
Trademarks	39,832	—	(12,738)	35	27,129
Total intangible assets	$204,631	$(82,839)	$(49,473)	$162	$72,481

Amortization expense on definite-lived intangible assets was $3.1 million and $5.9 million for the nine-month periods ended November 26, 2022 and November 27, 2021, respectively. Amortization expense of other identifiable intangible assets is included in selling, general and administrative expenses. At November 26, 2022, the estimated future amortization expense for definite-lived intangible assets was:

(In thousands)	Remainder of 2023	2024	2025	2026	2027
Estimated amortization expense	$1,136	$4,393	$4,363	$4,346	$4,292

6.Debt

During the second quarter ended August 27, 2022, we amended and extended our committed revolving credit facility to include maximum borrowings of up to $385 million with a maturity of August 2027. As part of the amendment, we repaid the $150 million term loan with borrowings under the revolving credit facility. As of November 26, 2022, outstanding borrowings under our revolving credit facility were $188.0 million, while there were no outstanding borrowings under the revolving credit facility as of February 26, 2022.

Our revolving credit facility contains two maintenance financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of EBITDA-to-interest expense. Both ratios are computed quarterly, with

EBITDA calculated on a rolling four-quarter basis. At November 26, 2022, we were in compliance with both financial covenants. Additionally, at November 26, 2022, we had a total of $12.3 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2024 to 2032 and reduce borrowing capacity under the revolving credit facility.

At November 26, 2022, debt included $12.0 million of industrial revenue bonds that mature in fiscal years 2036 through 2043. In March 2022, a $1.0 million industrial revenue bond matured and was repaid. The fair value of all industrial revenue bonds approximated carrying value at November 26, 2022, due to the variable interest rates on these instruments. Our credit facility, term loan and industrial revenue bonds would be classified as Level 2 within the fair value hierarchy described in Note 4.

We also maintain two Canadian committed, revolving credit facilities totaling $25.0 million (USD). At November 26, 2022, outstanding borrowings under our Canadian committed, revolving credit facilities were $3.7 million, while there were no outstanding borrowings under the Canadian facilities as of February 26, 2022.

Interest payments were $5.3 million and $2.7 million for the nine months ended November 26, 2022 and November 27, 2021, respectively.

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

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	November 26, 2022	November 27, 2021	November 26, 2022	November 27, 2021
Operating lease cost	$3,293	$3,422	$9,298	$10,321
Short-term lease cost	144	357	804	821
Variable lease cost	904	725	2,667	2,182
Total lease cost	$4,341	$4,504	$12,769	$13,324

Other supplemental information related to leases was as follows:

	Nine Months Ended
(In thousands except weighted-average data)	November 26, 2022	November 27, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$10,580	$10,744
Lease assets obtained in exchange for new operating lease liabilities	$11,125	$3,107
Weighted-average remaining lease term - operating leases	4.7 years	5.4 years
Weighted-average discount rate - operating leases	3.14%	2.88%

Future maturities of lease liabilities are as follows:

(In thousands)	November 26, 2022
Remainder of Fiscal 2023	$3,243
Fiscal 2024	12,587
Fiscal 2025	11,326
Fiscal 2026	9,371
Fiscal 2027	7,960
Fiscal 2028	4,270
Thereafter	2,324
Total lease payments	51,081
Less: Amounts representing interest	3,226
Present value of lease liabilities	$47,855

8.Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At November 26, 2022, $1.4 billion of these types of bonds were outstanding, of which $578.7 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

	Nine Months Ended
(In thousands)	November 26, 2022	November 27, 2021
Balance at beginning of period	$13,923	$14,999
Additional accruals	11,201	4,175
Claims paid	(7,755)	(4,071)
Balance at end of period	$17,369	$15,103

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

Letters of credit
At November 26, 2022, we had $12.3 million of ongoing letters of credit, all of which have been issued under our committed revolving credit facility, as discussed in Note 6. We also have a $3.4 million letter of credit which has been issued outside our committed revolving credit facility, with no impact on our borrowing capacity and debt covenants.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $222.2 million as of November 26, 2022.

New Markets Tax Credit (NMTC) transactions
We have three outstanding NMTC arrangements which help to support operational expansion. Proceeds received from investors on these transactions are included within other current and other non-current liabilities in our consolidated balance sheets. The NMTC arrangements are subject to 100 percent tax credit recapture for a period of seven years from the date of each respective transaction. Upon the termination of each arrangement, these proceeds will be recognized in earnings in exchange for the transfer of tax credits. The direct and incremental costs incurred in structuring these arrangements have been deferred and are included in other non-current assets in our consolidated balance sheets. These costs will be recognized in conjunction with the recognition of the related proceeds on each arrangement. During the construction phase or for working capital purposes for each project, we are required to hold cash dedicated to fund each project which is classified as restricted cash in our consolidated balance sheets. Variable-interest entities, which have been included within our consolidated financial statements, have been created as a result of the structure of these transactions, as investors in the programs do not have a material interest in their underlying economics.

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

The table below provides a summary of our outstanding NMTC transactions (in millions):

Inception date	Termination date	Deferred Benefit	Deferred costs	Net benefit
June 2016	June 2023	$6.0	$1.2	$4.8
September 2018	September 2025	3.2	1.0	2.2
May 2022(1)	August 2025	6.1	1.6	4.5
Total		$15.3	$3.8	$11.5
(1) Continuation of the August 2018 NMTC financing transaction

Litigation
The Company is a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply and services industry, the Company is routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. We have in the past and are currently subject to product liability and warranty claims, including certain legal claims related to a commercial sealant product formerly incorporated into our products. In December 2022, the claimant in an arbitration of one such claim was awarded $20 million. The Company intends to appeal the award and believes, after taking into account all currently available information, including the advice of counsel and the likelihood of available insurance coverage, that this award will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The Company is also subject to litigation arising out of areas such as employment practices, workers compensation and general liability matters. Although it is very difficult to accurately predict the outcome of any such proceedings, facts currently available indicate that no matters will result in losses that would have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

9.Share-Based Compensation

Total share-based compensation expense included in the results of operations was $6.0 million for the nine-month period ended November 26, 2022 and $4.8 million for the nine-month period ended November 27, 2021.

Stock options
Stock option activity for the current nine-month period is summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	370,800	$23.04
Awards exercised	(145,060)	23.04
Awards canceled/expired	(67,740)	23.04
Outstanding and expected to vest at November 26, 2022	158,000	$23.04	0.7 years	$2,000,280

For the nine-months ended November 26, 2022, there were no cash proceeds from the exercise of stock options as all stock options were exercised on a stock-for-stock basis. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $2.7 million. For the nine-months ended November 27, 2021, cash proceeds from the exercise of stock options was $4.1 million and the aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $2.3 million.

Executive compensation program
In fiscal 2022, the Compensation Committee of the Board of Directors implemented an executive compensation program for certain key employees. In each of the first quarters of fiscal 2023 and fiscal 2022, we issued performance shares in the form of nonvested share unit awards, which give the recipient the right to receive shares earned at the end of the respective performance periods. The number of share units issued at grant is equal to the target number of performance shares and allows for the right to receive a variable number of shares dependent on achieving a defined performance goal of return on invested capital and being employed at the end of the performance period.

Nonvested share awards and units
Nonvested share activity, including restricted stock awards and performance share units, for the current nine-month period is summarized as follows:

Nonvested shares and units	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at February 26, 2022 (1)	488,944	$30.14
Granted (2)	182,493	46.10
Vested	(148,332)	27.56
Canceled (3)	(44,932)	36.02
Nonvested at November 26, 2022(4)	478,173	$36.48
(1) Includes a total of 50,825 nonvested share units granted and outstanding at target level for the fiscal 2022-2024 performance period.
(2)Includes a total of 38,654 nonvested share units granted and outstanding at target level for the 2023-2025 performance period.
(3) Includes a total of 9,690 nonvested share units cancelled for the fiscal 2022-2024 and fiscal 2023-2025 performance periods.
(4)Includes a total of 45,207 and 34,492 nonvested share units granted and outstanding at target level for the 2022-2024 and 2023-2025 performance periods, respectively.

At November 26, 2022, there was $11.4 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 25 months. The total fair value of shares vested during the nine months ended November 26, 2022 was $6.2 million.

10.Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2019, or state and local income tax examinations for years prior to fiscal 2013. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2018, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

In the second quarter of fiscal 2023, the Company claimed certain tax deductions, including a worthless stock loss deduction, related to its investment in Sotawall Limited, a Canadian subsidiary. These deductions generated a net tax benefit of $13.7 million.

The total liability for unrecognized tax benefits was $5.5 million at November 26, 2022, compared to $3.3 million at February 26, 2022. The increase was primarily related to the tax deductions claimed during the second quarter of fiscal 2023 associated with the Company's investment in Sotawall Limited, a Canadian subsidiary. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense.

11.Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands)	November 26, 2022	November 27, 2021	November 26, 2022	November 27, 2021
Basic earnings per share – weighted average common shares outstanding	21,870	24,957	22,043	25,166
Weighted average effect of nonvested share grants and assumed exercise of stock options	408	352	413	293
Diluted earnings per share – weighted average common shares and potential common shares outstanding	22,278	25,309	22,456	25,459
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	109	—	109	—

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

	Three Months Ended		Nine Months Ended
(In thousands)	November 26, 2022	November 27, 2021	November 26, 2022	November 27, 2021
Net sales
Architectural Framing Systems	$165,013	$141,462	$501,172	$415,203
Architectural Services	102,031	105,404	312,151	292,506
Architectural Glass	81,541	74,289	235,158	236,693
Large-Scale Optical	26,660	27,351	76,988	75,122
Intersegment eliminations	(7,398)	(14,289)	(28,878)	(33,504)
Net sales	$367,847	$334,217	$1,096,591	$986,020
Operating income (loss)
Architectural Framing Systems	$22,089	$12,085	$66,266	$28,837
Architectural Services	6,032	7,807	14,449	19,172
Architectural Glass	7,461	(1,277)	19,087	(16,143)
Large-Scale Optical	7,109	5,996	19,598	17,326
Corporate and other	(7,930)	(6,901)	(19,351)	(18,508)
Operating income	$34,761	$17,710	$100,049	$30,684

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

(In thousands)	Architectural Framing	Architectural Glass	Corporate & Other	Total
Balance at February 27, 2021	$2,872	$230	$161	$3,263
Restructuring expense	2,000	1,036	1,039	4,075
Payments	(3,567)	(529)	(972)	(5,068)
Other adjustments	(865)	—	—	(865)
Balance at February 26, 2022	440	737	228	1,405
Restructuring expense	—	116	—	116
Payments	(203)	(690)	(203)	(1,096)
Other adjustments	(152)	(18)	—	(170)
Balance at November 26, 2022	$85	$145	$25	$255

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

Highlights of Third Quarter of Fiscal 2023 Compared to Third Quarter of Fiscal 2022

Net sales
Consolidated net sales increased 10.1 percent, or $33.6 million, and 11.2 percent, or $110.6 million, for the three- and nine-month periods ended November 26, 2022, compared to the same periods in the prior year, primarily driven by flow-through from pricing actions taken to offset inflation within the Architectural Framing Systems and Architectural Glass segments.

The relationship between various components of operations, as a percentage of net sales, is presented below:

	Three Months Ended		Nine Months Ended
	November 26, 2022	November 27, 2021	November 26, 2022	November 27, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.5	80.6	76.5	81.7
Gross profit	23.5	19.4	23.5	18.3
Selling, general and administrative expenses	14.1	14.1	14.3	15.2
Operating income	9.4	5.3	9.1	3.1
Interest expense, net	0.7	0.2	0.5	0.3
Other expense, net	0.2	0.9	0.2	0.3
Earnings before income taxes	8.6	4.2	8.4	2.5
Income tax expense	2.1	0.9	0.8	0.5
Net earnings	6.5%	3.3%	7.6%	2.0%
Effective tax rate	24.8%	21.7%	9.3%	19.6%

Gross profit
Gross profit as a percent of sales (gross margin) was 23.5 percent for each of the three- and nine-month periods ended November 26, 2022, respectively, compared to 19.4 percent and 18.3 percent for the three- and nine-month periods ended November 27, 2021. Both period improvements in gross margin were driven primarily by pricing actions that exceeded the inflation-related cost increases in the Architectural Framing Systems and Architectural Glass segments. The nine-month period ended November 26, 2022, includes the benefits from restructuring actions completed in the second quarter of the prior year in the Architectural Glass and Architectural Framing Systems segments. The prior-year periods included $3.6 million and $22.1 million of restructuring charges which were included in cost of sales and incurred during the three- and nine-month periods ended November 27, 2021.

Selling, general and administrative (SG&A) expenses
SG&A expenses as a percent of sales were 14.1 percent and 14.3 percent for the three- and nine-month periods ended November 26, 2022, respectively, compared to 14.1 percent and 15.2 percent for the prior year three- and nine-month periods. SG&A decreased as a percent of sales compared to the nine-month period in the prior year primarily due to the benefits realized from previously completed restructuring actions.

Income tax expense
The effective income tax rate in the third quarter of fiscal 2023 was 24.8 percent, compared to 21.7 percent in the same period last year, and 9.3 percent for the first nine months of fiscal 2023, compared to 19.6 percent in the prior year period. In the second quarter of fiscal 2023, the Company claimed certain tax deductions, including a worthless stock loss deduction, related to its investment in Sotawall Limited, a Canadian subsidiary. These deductions generated a net tax benefit of 13.7 million, and reduced our effective tax rate for the nine-month period of fiscal 2023 by approximately 14.8 percentage points.

Segment Analysis

Architectural Framing Systems

	Three Months Ended			Nine Months Ended
(In thousands)	November 26, 2022	November 27, 2021	% Change	November 26, 2022	November 27, 2021	% Change
Net sales	$165,013	$141,462	16.6%	$501,172	$415,203	20.7%
Operating income	22,089	12,085	82.8%	66,266	28,837	129.8%
Operating margin	13.4%	8.5%		13.2%	6.9%

Architectural Framing Systems net sales increased $23.6 million, or 16.6 percent, and $86.0 million, or 20.7 percent, for the three- and nine-month periods ended November 26, 2022, respectively, compared to the prior year periods, primarily driven by inflation-related pricing actions.

Operating margin increased 490 basis points and 630 basis points for the three- and nine-month periods of the current year, compared to the same periods in the prior year, reflecting improved pricing and mix, which more than offset the impact of inflation, and the benefits from restructuring actions completed in the prior year, which further strengthened our competitive position and more than offset the impact of cost inflation.

As of November 26, 2022, segment backlog was approximately $246 million, compared to approximately $286 million at the end of the prior quarter of the current fiscal year, and was approximately $269 million at the end of third quarter fiscal 2022. Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which may be expected to be recognized as revenue in the future. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. We view backlog as one indicator of future revenues, particularly in our longer-lead time businesses. In addition to backlog, we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog. We have strong visibility into future business commitments beyond backlog, as projects awarded, verbal commitments and bidding activities are not included in backlog.

Architectural Services

	Three Months Ended			Nine Months Ended
(In thousands)	November 26, 2022	November 27, 2021	% Change	November 26, 2022	November 27, 2021	% Change
Net sales	$102,031	$105,404	(3.2)%	$312,151	$292,506	6.7%
Operating income	6,032	7,807	(22.7)%	14,449	19,172	(24.6)%
Operating margin	5.9%	7.4%		4.6%	6.6%

Architectural Services net sales decreased $3.4 million, or 3.2 percent for the three-month period ended November 26, 2022, respectively, compared to the same period in the prior year, driven by decreased project activity. In the comparative nine-month period ended November 26, 2022 net sales increased $19.6 million, or 6.7 percent compared to the same period in the prior year, driven by increased volume from executing projects in backlog.

Operating margin decreased 150 basis points and 200 basis points in the three- and nine-month periods of the current year, respectively, compared to the same periods in the prior year, primarily reflecting lower profitability on legacy Sotawall projects and costs related to investments to support future growth, partially offset by higher volume.

As of November 26, 2022, segment backlog was approximately $741 million, compared to approximately $785 million at the end of the prior quarter of the current fiscal year, and was approximately $722 million at the end of third quarter of fiscal 2022. Backlog, a non-GAAP financial measure, and the implication thereof is described within the Architectural Framing Systems discussion above.

Architectural Glass

	Three Months Ended			Nine Months Ended
(In thousands)	November 26, 2022	November 27, 2021	% Change	November 26, 2022	November 27, 2021	% Change
Net sales	$81,541	$74,289	9.8%	$235,158	$236,693	(0.6)%
Operating income (loss)	7,461	(1,277)	684.3%	19,087	(16,143)	218.2%
Operating margin	9.1%	(1.7)%		8.1%	(6.8)%

Net sales increased $7.3 million, or 9.8 percent, for the three-month period ended November 26, 2022, compared to the same period in the prior year, primarily reflecting improved pricing and mix. Net sales decreased $1.5 million, or 0.6 percent for the nine-month period ended November 26, 2022, compared to the same period in the prior year, primarily reflecting lower volume, mostly offset by improved pricing and mix.

In the current quarter, the segment had operating income of $7.5 million and operating margin of 9.1 percent, compared to operating loss of $1.3 million and negative operating margin of 1.7 percent in the same period of the prior year. The current year third quarter reflects improved pricing, mix and productivity gains, which combined to offset the impact of inflation, while the prior year period included $3.5 million of restructuring costs. For the nine-months ended November 26, 2022, the segment had operating income of $19.1 million and operating margin of 8.1 percent, compared to operating loss of $16.1 million and negative operating margin of 6.8 percent in the same period of the prior year, primarily related to the restructuring costs of $20.9 million incurred during the prior fiscal year. In addition, while the current-year period reflects improved pricing, productivity gains and the positive impacts of restructuring actions completed during the prior year, all of which offset the impact of inflation.

Large-Scale Optical (LSO)

	Three Months Ended			Nine Months Ended
(In thousands)	November 26, 2022	November 27, 2021	% Change	November 26, 2022	November 27, 2021	% Change
Net sales	$26,660	$27,351	(2.5)%	$76,988	$75,122	2.5%
Operating income	7,109	5,996	18.6%	19,598	17,326	13.1%
Operating margin	26.7%	21.9%		25.5%	23.1%

LSO net sales decreased $0.7 million, or 2.5 percent, for the three-month period ended November 26, 2022 compared to the same period in the prior year driven by lower volume. In the comparative nine-month period ended November 26, 2022, net sales increased $1.9 million, or 2.5 percent, compared to the same period in the prior year, primarily driven by improved pricing.

Operating margin increased 480 basis points and 240 basis points in the three- and nine-month periods of the current year, compared to the same periods in the prior year, primarily driven by lower operating costs. A significant portion of the lower operating costs was a non-recurring property tax adjustment contributing to a 210 basis points and 80 basis points of the margin increase for the three- and nine-month periods of the current year, respectively.

Liquidity and Capital Resources

Selected cash flow data	Nine Months Ended
(In thousands)	November 26, 2022	November 27, 2021
Operating Activities
Net cash provided by operating activities	$51,112	$86,291
Investing Activities
Capital expenditures	(18,119)	(13,070)
Proceeds from sales of property, plant and equipment	5,212	1,347
Financing Activities
Borrowings on line of credit	430,879	—
Repayment on debt	(151,000)	(2,000)
Payments on line of credit	(239,000)	—
Repurchase and retirement of common stock	(74,312)	(29,164)
Dividends paid	(14,415)	(15,050)

Operating Activities. Net cash provided by operating activities was $51.1 million for the first nine months of fiscal 2023, compared to $86.3 million of net cash provided by operating activities in the prior year period, reflecting increased working capital required to support revenue growth and inflation.

Investing Activities. Net cash used by investing activities was $12.0 million for the first nine months of fiscal 2023, driven primarily by capital expenditures of $18.1 million, partially offset by proceeds received from sales of property, plant and equipment of $5.2 million. In the first nine months of the prior year, net cash used by investing activities was $11.6 million, primarily driven by capital expenditures of $13.1 million. The majority of our capital expenditures in the current year and prior year periods are smaller in nature to support future growth and cost reduction initiatives.

Financing Activities. Net cash used by financing activities was $51.6 million for the first nine months of fiscal 2023, compared to net cash used by financing activities of $44.0 million in the prior year period. The current year period was primarily driven by share repurchases and dividend payments totaling $88.7 million, partially offset by net debt borrowings of $40.9 million, while the prior year period included $44.2 million of share repurchases and dividend payments.

We paid dividends totaling $14.4 million ($0.6600 per share) in the first nine months of fiscal 2023, compared to $15.1 million ($0.6000 per share) in the comparable prior year period. During the first nine months of fiscal 2023, we repurchased 1,571,139 shares under our authorized share repurchase program, for a total cost of $74.3 million. In the first nine months of fiscal 2022, we repurchased 755,384 shares under the share repurchase program, for a total cost of $28.8 million. Since the inception of the share repurchase program in 2004, we have purchased a total of 10,996,601 shares, at a total cost of $381.6 million. As of November 26, 2022, we had remaining authority to repurchase an additional 1,253,399 shares under this program. We will continue to evaluate making future share repurchases, considering our cash flow, debt levels and market conditions, in the context of all our capital allocation options, with the goal of maximizing long-term value for our shareholders.

Additional Liquidity Considerations. We periodically evaluate our liquidity requirements, cash needs and availability of debt resources relative to acquisition plans, significant capital plans, and other working capital needs.

During the second quarter ended August 27, 2022, we amended and extended our committed revolving credit facility to include maximum borrowings of up to $385 million with a maturity of August 2027. As part of the amendment, we repaid the $150 million term loan with borrowings under the revolving credit facility. As of November 26, 2022, outstanding borrowings under our revolving credit facility were $188.0 million, while there were no outstanding borrowings under the revolving credit facility as of February 26, 2022. We are required to make periodic interest payments on our outstanding indebtedness, and future interest payments will be determined based on the amount of outstanding borrowings and prevailing interest rates during that time.

Our revolving credit facility contains two maintenance financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of EBITDA-to-interest expense. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At November 26, 2022, we were in compliance with both financial covenants. Additionally, at November 26, 2022, we had a total of $12.3 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2024 to 2032 and reduce borrowing capacity under the revolving credit facility.
We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Future payments for such leases, excluding leases with initial terms of one year or less, were $51.1 million at November 26, 2022, with $3.2 million payable during the remainder of fiscal 2023.

As of November 26, 2022, we had $222.2 million of open purchase obligations, of which payments totaling $53.4 million are expected to become due within the remainder of fiscal 2023. These purchase obligations primarily relate to raw material commitments and capital expenditures and are not expected to impact future liquidity as amounts should be recovered through customer billings.

We expect to make contributions of $0.7 million to our defined-benefit pension plans in fiscal 2023, which will equal or exceed our minimum funding requirements.

As of November 26, 2022, we had reserves of $5.5 million for unrecognized tax benefits. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At November 26, 2022, $1.4 billion of these types of bonds were outstanding, of which $578.7 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

During calendar year 2020, we took advantage of the option to defer remittance of the employer portion of Social Security tax as provided in the Coronavirus Aid, Relief, and Economic Security Act. This deferral allowed us to retain cash during calendar year 2020 that would have otherwise been remitted to the federal government. We paid our first installment of these deferred social security taxes, totaling approximately $6.8 million, in the fourth quarter of fiscal 2022, and paid our final installment of approximately $6.8 million at the start of the fourth quarter of fiscal 2023.

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

Outlook
Based on our year-to-date results and increasing confidence in our outlook, we have narrowed our guidance for full-year adjusted earnings to a range of $3.90 to $4.05 per diluted* share, up from the previously announced range of $3.75 to $4.05. We expect full year revenue growth of approximately 10 percent, primarily driven by growth in our Architectural Framing Systems segment. The company continues to expect full-year capital expenditures of approximately $40 million.

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
At the beginning of the first quarter of fiscal 2023, we began management of the Sotawall and Harmon businesses under the Architectural Services segment in order to create a single, unified offering for larger custom curtainwall projects, which resulted in the combination of the Sotawall and Harmon reporting units into a single reporting unit. We evaluated goodwill on a qualitative basis prior to and subsequent to this change for these reporting units and concluded that no adjustment to the carrying value of goodwill was necessary. Concurrent with the move of Sotawall from the Architectural Framing Systems segment to the Architectural Services segment effective at the start of our first quarter of fiscal 2023, goodwill was reallocated to the affected reporting units within each segment, using a relative fair value approach as outlined in ASC 350, Intangibles - Goodwill and Other. In addition, for all reporting units, no qualitative indicators of impairment were identified during the first quarter of fiscal 2023, and therefore, no interim quantitative goodwill impairment evaluation was performed.

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
b)Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 26, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The Company is a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply and services industry, the Company is routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. We have in the past and are currently subject to product liability and warranty claims, including certain legal claims related to a commercial sealant product formerly incorporated into our products. In December 2022, the claimant in an arbitration of one such claim was awarded $20 million. The Company intends to appeal the award and believes, after taking into account all currently available information, including the advice of counsel and the likelihood of available insurance coverage, that this award will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The Company is also subject to litigation arising out of areas such as employment practices, workers compensation and general liability matters. Although it is very difficult to accurately predict the outcome of any such proceedings, facts currently available indicate that no matters will result in losses that would have a material adverse effect on the results of operations, cash flows or financial condition of the Company.
Item 1A.Risk Factors
There have been no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 26, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
August 28, 2022 to September 24, 2022	3,351	$41.16	—	1,253,399
September 25, 2022 to October 22, 2022	1,639	38.22	—	1,253,399
October 23, 2022 to November 26, 2022	—	—	—	1,253,399
Total	4,990	$40.57	—	1,253,399
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
101#
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of November 26, 2022 and February 26, 2022, (ii) the Consolidated Results of Operations for the three- and nine-months ended November 26, 2022 and November 27, 2021, (iii) the Consolidated Statements of Comprehensive Earnings for the three- and nine-months ended November 26, 2022 and November 27, 2021, (iv) the Consolidated Statements of Cash Flows for the nine-months ended November 26, 2022 and November 27, 2021, (v) the Consolidated Statements of Shareholders' Equity for the three- and nine-months ended November 26, 2022 and November 27, 2021, and (vi) Notes to Consolidated Financial Statements.

104#	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
Exhibits marked with a (#) sign are filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: December 29, 2022	By: /s/ Ty R. Silberhorn
Ty R. Silberhorn President and Chief Executive Officer (Principal Executive Officer)

Date: December 29, 2022	By: /s/ Mark R. Augdahl
Mark R. Augdahl Interim Chief Financial Officer (Principal Financial and Accounting Officer)