Form 10-K
period 2023-02-25
APOGEE ENTERPRISES, INC.
filed 2023-04-21
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-K
 _________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 25, 2023

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                 ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.          ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
As of August 27, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $911,700,000 (based on the closing price of $42.23 per share as reported on the NASDAQ Stock Market LLC as of that date).
As of April 17, 2023, 22,270,739 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Annual Report on Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Shareholders filed within 120 days of our fiscal year ended February 25, 2023 or will be included in an amendment to this Annual Report on Form 10-K filed within 120 days of February 25, 2023.

APOGEE ENTERPRISES, INC.
Annual Report on Form 10-K
For the fiscal year ended February 25, 2023

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” "will," "continue" and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management's current expectations or beliefs of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted under Item 1A in this Form 10-K. From time to time, we also may provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under Item 1A in this Form 10-K, all of which are incorporated by reference into Item 7.

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

Our Company has four reporting segments, with three of the segments serving the commercial construction market:
•The Architectural Framing Systems segment designs, engineers, fabricates and finishes aluminum window, curtainwall, storefront and entrance systems for the exterior of buildings. In fiscal 2023, this segment accounted for approximately 45 percent of our net sales.
•The Architectural Services segment integrates technical services, project management, and field installation services to design, engineer, fabricate, and install building glass and curtainwall systems. In fiscal 2023, this segment accounted for approximately 29 percent of our net sales.
•The Architectural Glass segment coats and fabricates high-performance glass used in custom window and wall systems on commercial buildings. In fiscal 2023, this segment accounted for approximately 19 percent of our net sales.
•The Large-Scale Optical Technologies (LSO) segment manufactures high-performance glazing products for the custom framing, fine art, and engineered optics markets. In fiscal 2023, this segment accounted for approximately 7 percent of our net sales.

Strategy
In fiscal 2022, we conducted a holistic strategic review of our business and the markets we serve. This review included extensive input from customers and industry influencers, along with detailed competitive benchmarking. We analyzed our portfolio of products, services, and capabilities to identify the best areas for future growth. We also evaluated our operating model to ensure we have the organizational structure and capabilities needed to deliver consistent profitable growth. Through this work, we validated the Company’s strengths that we can leverage as we move forward. We also identified opportunities for improved performance.

Following this review, we established a new enterprise strategy, with three key elements:
1.Become the economic leader in our target markets. We will achieve this by developing a deep understanding of our target markets and aligning our businesses with clear go-to-market strategies to drive value for our customers through differentiated product and service offerings. We will also have a relentless focus on operational execution, driving productivity improvements, and maintaining a competitive cost structure, so that we may bring more value to our customers and improve our own profitability.
2.Actively manage our portfolio to drive higher margins and returns. We intend to shift our business mix toward higher operating margin offerings and improve our return on invested capital performance. We will accomplish this by allocating resources to grow our top performing businesses, actively addressing underperforming businesses, and investing to add new differentiated product and service offerings to accelerate our growth and increase margins.
3.Strengthen our core capabilities. We are shifting from our historical, decentralized operating model, to one with center-led functional expertise that enables us to leverage the scale of the enterprise to better support the needs of the business. We are establishing a Company-wide operating system with common tools and processes that are based on the foundation of Lean and Continuous Improvement, which we are calling "Apogee Management System". This will be supported by a robust talent management program and a commitment to strong governance to ensure compliance and drive sustainable performance.

We plan to continue to execute this strategy over the next several years. To measure our progress, we have established three consolidated enterprise financial targets, which we expect to achieve by the end of fiscal year 2025:
•Return on Invested Capital (ROIC)* greater than 12 percent
•Operating margin greater than 10 percent
•Revenue growth greater than 1.2 times the overall non-residential construction market.
*ROIC is a non-GAAP measure. See discussion of non-GAAP measures within the Overview section of Management's Discussion and Analysis.

In fiscal 2023, we made significant progress toward these financial targets through the execution of our strategy. We advanced our Lean and Continuous Improvement initiatives, which resulted in meaningful productivity improvements, particularly in Architectural Glass. We increased our focus on differentiated products and services, and effectively managed pricing to share in the value we delivered for our customers. We integrated the Sotawall business into the Architectural Services segment, in order to create a single, unified offering for larger custom curtainwall projects. We advanced several initiatives to strengthen our core capabilities, driving the standardization of key business processes and systems.We also relaunched our talent development and leadership training programs and added key talent across the organization.

Products and Services
Architectural Framing Systems, Architectural Services and Architectural Glass segments
These three segments primarily serve the construction industry and participate in various phases of the value stream to design, engineer, fabricate and install custom glass and aluminum window, curtainwall, storefront and entrance systems for the exterior of buildings, primarily in the commercial, institutional, and multi-family residential construction sectors.

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

Many of our architectural products and services help architects, developers, and building owners achieve their energy-efficiency and sustainability goals by improving energy performance, reducing greenhouse gas emissions, providing daylight and natural ventilation, and increasing comfort and safety for occupants. These products include high-performance thermal framing systems, energy efficient glass coatings, and sun control products such as sunshades and light shelves. Many of our framing systems products can be specified with recycled aluminum content and utilize environmentally friendly anodize and paint finishes. In addition, we offer a wide range of renovation solutions to help modernize aging buildings, providing significantly improved energy performance, while preserving historically accurate aesthetics.

Architectural Framing Systems segment
Our Architectural Framing Systems segment designs, engineers and fabricates aluminum window, curtainwall, storefront and entrance systems. We also extrude aluminum and provide finishing services for metal components used in a variety of building materials applications, as well as plastic components for other markets.

Architectural Services segment
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

Architectural Glass segment
Our Architectural Glass segment provides a wide range of high-performance glass products, offering customized solutions that enable architects and building owners to meet their design, aesthetic, and performance goals. We fabricate insulating, laminated, and monolithic glass units that are used in windows, curtainwall, storefront, and entrance systems. We provide premium glass solutions to meet our customers’ design and energy-performance requirements. These include propriety, high-performance coatings, digital and silkscreen printing, heat soaking of tempered glass, and thermal spacers.

LSO segment
The LSO segment provides coated glass and acrylic primarily for use in custom picture framing, museum framing, wall decor and technical glass for other display applications. Products vary based on size and coatings to provide conservation-grade UV protection, anti-reflective and anti-static properties and/or security features.

Product Demand and Distribution Channels
Architectural Framing Systems, Architectural Services and Architectural Glass segments
Demand for the products and services offered by our architectural segments is affected by changes in the North American commercial construction industry, as well as by changes in general economic conditions. Additionally, the Architectural Glass segment has Brazilian operations which are impacted by Brazil's commercial construction industry and general economic conditions.

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

•Customers and distribution channels - Our customers are mainly glazing subcontractors and general contractors, with project design being influenced by architects and building owners. Our window, curtainwall, storefront and entrance systems are sold using a combination of direct sales forces, independent sales representatives and distributors. Our installation services are sold by a direct sales force in certain metropolitan areas in the U.S and Canada. Our high-performance architectural glass is primarily sold using both a direct sales force and independent sales representatives.

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

Competitive Conditions
The North American commercial construction market is highly fragmented. Competitive factors include price, product quality, product attributes and performance, reliable service, on-time delivery, lead-time, warranties, and the ability to provide project management, technical engineering and design services. To protect and improve our competitive position, we maintain strong relationships with building owners, architects, and other stakeholders who influence the selection of products and services on a project, and with general contractors, who initiate projects and develop specifications.

Architectural Framing Systems segment
Our Architectural Framing Systems segment competes against several national, regional, and local aluminum window and storefront manufacturers, as well as regional finishing companies. Our businesses compete by providing a broad portfolio of high-quality products, robust engineering capabilities, and dependable, short lead-time service.

Architectural Services segment
Our Architectural Services segment competes against international, national and regional glass installation companies. We compete by offering a robust set of capabilities at a competitive cost. Our capabilities include preconstruction services, engineering and design, project management, manufacturing, and field installation. We deliver these services using an operating model which reduces costs and risks for our customers, and we have established a track record of regularly meeting each project's unique execution requirements.

Architectural Glass segment
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

Warranties
We offer product and service warranties that we believe are competitive for the markets in which our products and services are sold. The nature and extent of these warranties depend upon the product or service, the market and, in some cases, the customer being served. Our standard warranties are generally from two to 10 years for our curtainwall, window system and architectural glass products, while we generally offer warranties of two years or less on our other products and services.

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

Compliance with Government Regulations
We are subject to various environmental and occupational safety and health laws and regulations in the United States and in other countries in which we operate. These laws and regulations relate to, among other things, our use and storage of hazardous materials in our manufacturing operations and associated air emissions and discharges to surface and underground waters. We have several continuing programs designed to ensure compliance with foreign, federal, state and local environmental and occupational safety and health laws and regulations. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that enable us to properly manage the regulated materials used in and wastes created by our manufacturing processes. We believe we are currently in material compliance with all such laws and regulations. While we will continue to incur costs for compliance with government regulations for our ongoing operations, we do not expect these to have a material effect upon our capital expenditures, earnings or competitive position. At one manufacturing facility in our Architectural Framing Systems segment, we are continuing to work to remediate historical environmental impacts. These remediation activities are nearing completion and are being conducted without significant disruption to our operations.

Sustainability Focus
As a leading provider of architectural products and services, we are committed to integrating sustainable business practices and environmental stewardship throughout our business. Our company-wide commitment to sustainable business practices is focused on delivering long-term profitable growth while carefully stewarding the resources entrusted to us, and delivering products and services that address our customers’ increasing focus on energy efficiency and reducing their carbon footprint.

Our architectural products and services are key enablers of green building and sustainable design. We have long been at the forefront of developing innovative products and services that conserve resources and help architects and building owners achieve their sustainability goals, such as attaining Leadership in Energy and Environmental Design (LEED) certifications. Our high-performance thermal framing systems, energy-efficient architectural glass, and other products are designed to help improve building energy efficiency, reduce greenhouse gas emissions, and increase security and comfort for building occupants. Our products are made primarily with glass and aluminum components, which are recyclable at the end of their useful lives. In addition, many of our framing products can be specified with recycled aluminum content.

Our commitment to sustainable business practices and environmental stewardship also extends to our own operations. Through our Apogee Management System we are continually focused on incorporating environmentally sustainable manufacturing processes, eliminating waste, and minimizing our resource consumption. To further our efforts, we are planning to calculate our Scope 1 and Scope 2 greenhouse gas emissions and are committed to disclosing our baseline greenhouse gas emissions data in fiscal 2024. In addition to our company-wide environmental policy, we have policies at each facility to ensure compliance with all applicable environmental laws and regulations.

We also strive to make a difference in the communities where we operate. Apogee has a long legacy of giving back to the communities where we do business through volunteerism, donations, and financial support. We work to strengthen the communities where we operate by investing in our business and creating good jobs.

Human Capital Resources
We had approximately 4,900 employees on February 25, 2023, down from 5,500 employees on February 26, 2022, of which 77 percent are male and 23 percent are female. As of February 25, 2023, approximately 610, or approximately 12 percent, of these employees were represented by U.S. labor unions.

Based on the most recent information available from our latest filing with the U.S. Equal Employment Opportunity Commission, our U.S employees had the following race and ethnicity demographics:

Employee Demographic	Percent of Total
White	64%
Hispanic / Latinx	18%
Black / African American	11%
Asian	5%
Multiracial, Native American, Native Hawaiian, and Pacific Islander	2%

Competition for qualified employees in the markets and industries in which we operate is intense, and the success of our Company depends on our ability to attract, select, develop and retain a productive and engaged workforce. Investing in our employees and their well-being, offering competitive compensation and benefits, promoting diversity and inclusion, and adopting positive human capital management practices are critical components of our corporate strategy. Additional information related to our human capital management is available on our website at www.apog.com by clicking “Sustainability” and then “People”.

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

We will continue to develop an enterprise-wide health and safety program to build centralized oversight of workplace safety and to actively share best practices across our business. Our Apogee Safety Council meets regularly to review facility-level performance, maintain our policies, and provide short and long-term plans to achieve our ambition of achieving an incident rate of zero.

We utilize a safety culture assessment process along with safety compliance audits to monitor safety programs within our businesses and regularly share best practices. These annual assessments and audits provide suggestions for continuous improvement in safety programs and measure employee engagement. In addition, the programs encourage the development of a proactive, inter-dependent safety culture in which leadership and employees interact to ensure safety is viewed as everyone’s responsibility. Our leadership team and Board of Directors are briefed regularly on our health and safety performance metrics.

We offer comprehensive health and wellness programs for our employees. In addition to standard health programs, including medical insurance and preventive care, we have a variety of resources available to employees relating to physical and mental wellness. We also conduct employee engagement surveys at the site level annually to hear directly from our employees with respect to what we are doing well, in addition to areas where they may need additional support.

Diversity, Equity and Inclusion
Our diversity, equity and inclusion program promotes a workplace where each employee’s abilities are recognized, respected, and utilized to further the Company’s goals. Our aim is to create an environment where people feel included as a part of a team because of their diversity of outlooks, perspectives, and characteristics and have an equal opportunity to add value to our Company. We strive to create a culture of inclusion, reduce bias in our talent practices, and invest in and engage with our communities. We conduct diversity and code of conduct trainings with employees and managers annually to define our expectations on creating an inclusive and diverse workplace, where all individuals feel respected and part of a team regardless of their race, national origin, ethnicity, gender, age, religion, disability, sexual orientation or gender identity.

Talent Management and Development
Our talent management program is focused on developing employees and leaders to meet the Company's evolving needs. Employees are able to track and manage their growth through a performance management system and managers actively engage with their employees to provide coaching and feedback, identify training and development opportunities to improve performance in the employee’s current role, and to position the employee for future growth. Training and development opportunities include new-hire training, job specific training, stretch assignments, and safety training. The Company also offers leadership development opportunities, such as our Apogee Leadership Program, along with technical training for engineers, designers and sales staff. In addition, the Company offers an education assistance program in which certain eligible employees receive tuition reimbursement to help defray the costs associated with their continuing education. Our executive leadership and Human Resources teams regularly conduct talent reviews and succession planning to assist with meeting critical talent and leadership needs.

International Sales
Information regarding export and international sales is included in Item 8, Financial Statements and Supplementary Data, within Note 15 of our Consolidated Financial Statements.

Available Information
We maintain a website at www.apog.com. Through a link to a third-party content provider, our website provides free access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after electronic filing such material with, or furnishing it to, the Securities and Exchange Commission (SEC). These reports are also available on the SEC's website at www.sec.gov. Also available on our website are various corporate governance documents, including our Code of Business Ethics and Conduct, Corporate Governance Guidelines, and charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Positions with Apogee Enterprises and Past Experience
Ty R. Silberhorn	55
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

Curtis Dobler	57	Executive Vice President and Chief Human Resources Officer since April 2019. Prior to joining the Company, Mr. Dobler served as Executive Vice President and Chief Human Resources Officer at Associated Materials, Inc., a manufacturer and distributor of exterior residential building products, from 2015 through 2019.
Meghan M. Elliott	45	Vice President, General Counsel and Secretary of the Company since June 2020. Prior to this role, Ms. Elliott served as Assistant General Counsel for the Company since 2014.
Mark R. Augdahl	57	Interim Chief Financial Officer of the Company since August 2022, Vice President of Finance of the Architectural Glass segment since 2017, and an employee of the Company since 2000.
Gary R. Johnson	61	Senior Vice President of the Company since 2018, Treasurer and Vice President since 2001 and an employee of the Company since 1995.
Brent C. Jewell	48
President of Architectural Framing Systems segment since August 2019. Prior to this role, Mr. Jewell served as Senior Vice President, Business Development and Strategy for the Company from May 2018 to August 2019 and in Senior leadership positions at Valspar, a developer, manufacturer and distributor of paints and coatings, from 2010 to 2017.

Troy R. Johnson	49	President of Apogee’s Architectural Services segment since March 2020. Prior to this role, Mr. Johnson served in several leadership roles in the Architectural Services segment since 2011.
Nick C. Longman	51
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

Market and Industry Risks
North American and global economic and industry-related business conditions materially affect our sales and results of operations
Our Architectural Framing Systems, Architectural Services and Architectural Glass segments are influenced by North American economic conditions and the cyclical nature of the North American commercial construction industry. The commercial construction industry is impacted by macroeconomic trends, such as availability of credit, employment levels, consumer confidence, interest rates and commodity prices. In addition, changes in architectural design trends, demographic trends, and/or remote work trends could impact demand for our products. To the extent changes in these factors negatively impact the overall commercial construction industry, our revenue and profits could be significantly reduced.

Our LSO segment primarily depends on the strength of the retail custom picture framing industry. This industry is dependent on consumer confidence and the conditions of the U.S. economy. A decline in consumer confidence, whether as a result of an economic slowdown, uncertainty regarding the future or other factors, could result in a decrease in net sales and operating income of this segment.

Global instability and uncertainty arising from events outside of our control, such as significant natural disasters, political crises, public health crises and pandemics, and/or other catastrophic events could materially affect our results of operations
Natural disasters, political crises, public health crises, and other catastrophic events or other events outside of our control, may negatively impact our facilities or the facilities of third parties on which we depend, have broader adverse impacts on the commercial construction market, consumer confidence and spending, and/or impact both the well-being of our employees and our ability to operate our facilities. These types of disruptions or other events outside of our control could affect our business negatively, cause delays or cancellation of commercial construction projects or cause us to temporarily close our facilities, harming our operating results. In addition, if any of our facilities, including our manufacturing, finishing or distribution facilities, or the facilities of our suppliers, third-party service providers, or customers, is affected by natural disasters, political crises, public health crises, or other catastrophic events or events outside of our control, our business and operating results could suffer.

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

Strategic Risks
We could be unable to effectively manage and implement our enterprise strategy, which could have a material adverse effect on our business, financial condition, and results of operations.
Our strategy includes differentiating our product and service offerings, shifting our business mix toward higher operating margins and return on invested capital performance, and moving away from our historical, decentralized operating model. Execution of this strategy will require additional investments of time and resources and could fail to achieve the desired results. For example, we may be unable to increase our sales and earnings by differentiating our product and service offerings in a cost-effective manner. We may fail to accurately predict future customer needs and preferences, and thus focus on the wrong business mix. Our centralized operating system may not produce the desired operating efficiencies.

Risks related to acquisitions and integration activities could adversely affect our operating results
We may complete acquisitions in the future as part of the execution of our strategic roadmap, including new geographies, adjacent market sectors and new product introductions. There are risks inherent in completing acquisitions, including:
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

Loss of key personnel and inability to source sufficient labor could adversely affect our operating results
Our success depends on the skills of our leadership, construction project managers and other key technical personnel, and our ability to secure sufficient manufacturing and installation labor. In recent years, strong residential and commercial construction and low U.S. unemployment have caused increased competition for experienced construction project managers and other labor. If we are unable to retain existing employees, provide a safe and healthy working environment, and/or recruit and train additional employees with the requisite skills and experience, our operating results could be adversely impacted.

Continuing inflation may negatively impact our profitability.
Rising inflation, interest rates, and construction costs, or any one of them, could reduce the demand for our products and services and impact our profitability. Higher interest rates make it more expensive to finance construction projects, and as a result, may reduce the number of projects available to us and the demand for our products and services, and also increase the interest expenses associated with our borrowings. Cost inflation, including significant cost increases for freight, aluminum, glass, paint and other materials used in our operations, has impacted, and could continue to impact, our profitability. Furthermore, in some of our segments, we operate on contracts wherein we bear part or all of the risk of inflation on materials costs and the cost of installation services. Our ability to mitigate these costs, or recover the cost increases through price increases, may lag the cost increases, which could negatively impact our margins.

If we are unable to manage our supply and distribution chains effectively our results of operations will be negatively affected
Our Architectural Framing Systems and Architectural Services segments use aluminum as a significant input to their products and our operating results in those two segments could be negatively impacted by supply chain disruptions and adverse price movements in the market for raw aluminum. In recent years, we have seen increased volatility in the price of aluminum that we purchase from both domestic and international sources. Due to our Architectural Framing Systems segment and Architectural Services segment presence in Canada, we have significant cross-border activity, as our Canadian businesses purchase inputs from U.S.-based suppliers and sell to U.S.-based customers. A significant change in U.S. trade policy with Canada could, therefore, have an adverse impact on our net sales and operating results.

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

Our suppliers are subject to the fluctuations in general economic cycles. Global economic conditions may impact their ability to operate their businesses. They may also be impacted by the increasing costs or availability of raw materials, labor and distribution, resulting in demands for less attractive contract terms or an inability for them to meet our requirements or conduct their own businesses. The performance and financial condition of one or more suppliers may cause us to alter our business terms or to cease doing business with a particular supplier or suppliers, or change our sourcing practices generally, which could in turn adversely affect our business and financial condition.

If we encounter problems with distribution, our ability to deliver our products to market could be adversely affected. Our operations are vulnerable to interruptions in the event of work stoppages, whether due to public health concerns, labor disputes or shortages, and natural disasters that may affect our distribution and transportation to job sites. Moreover, our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to data and system security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. If we encounter problems with our distribution systems, our ability to meet customer and consumer expectations, manage inventory, manage transportation-related costs, complete sales and achieve operating efficiencies could be adversely affected.

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

Difficulties in maintaining our information technology systems, and potential cybersecurity threats, could negatively affect our operating results and/or our reputation
Our operations are dependent upon various information technology systems that are used to process, transmit and store electronic information, and to manage or support our manufacturing operations and a variety of other business processes and activities, some of which are managed by third-parties. We could encounter difficulties in maintaining our existing systems, developing and implementing new systems or in our efforts to standardize enterprise resource planning and information technology systems across our business units. Such difficulties could lead to disruption in business operations and/or significant additional expenses that could adversely affect our results.

Additionally, our information technology and Internet based systems, and those of our third-party service providers, are subject to cyber-attacks of increasing frequency and sophistication. These systems have in the past been, and may in the future be, subject to cyber-attacks and other attempts to gain unauthorized access, breach, damage, disrupt or otherwise compromise such systems, none of which have been material to us in the last three years to date. These cyber threats pose a risk to the security of our systems and networks, and the confidentiality, availability and integrity of our data. Should such an attack succeed, it could lead to the compromise of confidential information, manipulation and destruction of data and product specifications, production downtimes, disruption in the availability of financial data, or misrepresentation of information via digital media. The occurrence of any of these events could adversely affect our reputation and could result in litigation, loss of data and intellectual property, regulatory action, project delay claims, and increased costs and operational consequences of implementing further data protection systems.

Violations of legal and regulatory compliance requirements, including environmental laws, and changes in existing legal and regulatory requirements, may have a negative impact on our business and results of operations.
We are subject to a legal and regulatory framework imposed under federal and state laws and regulatory agencies, including laws and regulations that apply specifically to U.S. public companies and laws and regulations applicable to our manufacturing and construction site operations. Our efforts to comply with evolving laws, regulations, and reporting standards, including climate-related regulations, may increase our general and administrative expenses, divert management time and attention, or limit our operational flexibility, all of which could have a material adverse effect on our business, financial position, and results of operations. Additionally, new laws, rules, and regulations, or changes to existing laws or their interpretations, could create added legal and compliance costs and uncertainty for us.

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

Results can differ significantly from our expectations and the expectations of analysts, which could have an adverse affect on the market price of our common stock
Our sales and earnings guidance and resulting external analyst estimates are largely based on our view of our business and the broader commercial construction market. Further, there may be additional risk in our ability to accurately forecast our operational and financial performance and provide earnings guidance as a result of evolving conditions resulting from public health crises, economic downturns, and continued inflationary cost increases. Failure to meet our guidance or analyst expectations for net sales and earnings could have an adverse impact on the market price of our common stock.

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

Based on our annual impairment valuation analysis performed in the fourth quarter of fiscal 2023, there was no impairment of goodwill or indefinite and finite-lived intangibles identified.

During the fourth quarter of fiscal 2022, based on the finalization of our plans for integrating the Sotawall business into the Architectural Services segment, beginning in fiscal 2023, we determined impairment of indefinite and finite-lived intangibles related to the Sotawall business and we recorded intangible impairment expense of $49.5 million. With the realignment of the Sotawall business from the Architectural Framing Systems segment into the Architectural Services segment at the beginning of the first quarter of fiscal 2023, the historical comparative segment results for these two segments has been recast and as such this impairment expense recorded during fiscal 2022 is now reflected in the Architectural Services segment. Refer to additional information included within Notes 1 and 6 to the Financial Statements contained in Item 8 within this Annual Report on Form 10-K.

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

Failure to maintain effective internal controls over financial reporting could adversely impact our ability to timely and accurately report financial results and comply with our reporting obligations, which could materially affect our business. Regardless of how internal financial reporting control systems are designed, implemented, and enforced, they cannot ensure with absolute certainty that our policy objectives will be met in every instance. Because of the inherent limitations of all such systems, our internal controls over financial reporting may not always prevent or detect misstatements. Failure to maintain effective internal control over financial reporting could adversely affect our ability to accurately and timely report financial results, to prevent or detect fraud, or to comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002, which could necessitate a restatement of our financial statements, and/or result in an investigation, or the imposition of sanctions, by regulators. Such failure could additionally expose us to litigation and/or reputational harm, impair our ability to obtain financing, or increase the cost of any financing we obtain. All of these impacts could adversely affect the price of our common stock and our business overall.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table lists, by segment, the Company's principal physical properties as of February 25, 2023. We believe these properties are generally in good operating condition, suitable for their respective uses and adequate for our current needs as our business is presently conducted.

Property Location	Owned/ Leased	Function
Architectural Framing Systems segment
Wausau, WI	Owned	Manufacturing/Administrative
Stratford, WI	Owned	Manufacturing
Reed City, MI	Owned	Manufacturing
Walker, MI	Leased	Manufacturing/Administrative
Mesquite, TX	Leased	Manufacturing
Monett, MO	Owned	Manufacturing/Warehouse/Administrative
Toronto, ON Canada	Leased	Manufacturing/Warehouse/Administrative
Architectural Services segment
Minneapolis, MN	Leased	Administrative
West Chester, OH	Leased	Manufacturing
Mesquite, TX	Leased	Manufacturing
Glen Burnie, MD	Leased	Manufacturing/Warehouse
Brampton, ON Canada	Leased	Manufacturing/Warehouse/Administrative
Architectural Glass segment
Owatonna, MN	Owned	Manufacturing/Administrative
Nazaré Paulista, Brazil	Owned(1)	Manufacturing/Administrative
LSO segment
McCook, IL	Leased	Manufacturing/Warehouse/Administrative
Faribault, MN	Owned	Manufacturing/Administrative
Other
Minneapolis, MN	Leased	Administrative
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Apogee common stock is traded on the NASDAQ Stock Market under the ticker symbol "APOG". As of April 6, 2023, there were 1,114 shareholders of record and 13,453 shareholders for whom securities firms acted as nominees.

Dividends
Quarterly, the Board of Directors evaluates declaring dividends based on operating results, available funds and the Company's financial condition. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly and annual cumulative cash dividends per share for the past three fiscal years.

Fiscal Year	First	Second	Third	Fourth	Total
2023	$0.2200	$0.2200	$0.2200	$0.2400	$0.9000
2022	0.2000	0.2000	0.2000	0.2200	0.8200
2021	0.1875	0.1875	0.1875	0.2000	0.7625

Purchases of Equity Securities by the Company
The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
November 27, 2022 through December 24, 2022	1,045	$45.82	—	1,253,399
December 25, 2022 through January 21, 2023	6,981	45.19	—	1,253,399
January 22, 2023 through February 25, 2023	74	44.36	—	1,253,399
Total	8,100	$45.27	—	1,253,399
(a) The shares in this column represent the total number of shares that were surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation. We did not purchase any shares pursuant to our publicly announce repurchase program during the fiscal quarter.

(b) In fiscal 2004, announced on April 10, 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock. The Board increased the authorization by 750,000 shares, announced on January 24, 2008; by 1,000,000 shares on each of the announcement dates of October 8, 2008, January 13, 2016, January 9, 2018, January 14, 2020, October 7, 2021 and June 22, 2022; and by 2,000,000 shares, announced on October 3, 2018 and January 14, 2022. The repurchase program does not have an expiration date.

Comparative Stock Performance
The graph below compares the cumulative total shareholder return on a $100 investment in our common stock for the last five fiscal years with the cumulative total return on a $100 investment in the Russell 2000 Index, a broad equity market index, and the Standard & Poor's Small Cap 600 Growth Index, an index that includes companies of similar market capitalization. The graph assumes an investment at the close of trading on March 3, 2018, and also assumes the reinvestment of all dividends.

Comparative Stock Performance
Five-Year Cumulative Total Return
March 3, 2018 to February 25, 2023

200
180
160
140
120
100
80
60
40
Index Value
2018
2019
2020
2021
2022
2023
Fiscal Year
Apogee
S&P Small Cap 600
Russell 2000

	2018	2019	2020	2021	2022	2023
Apogee	$100.00	$83.23	$71.10	$90.76	$112.65	$115.88
S&P Small Cap 600 Growth Index	100.00	107.38	100.33	147.33	144.97	133.63
Russell 2000 Index	100.00	105.08	99.01	149.51	140.09	134.63

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

In fiscal 2022, we conducted a strategic review of our business and the markets we serve in order to establish a new enterprise strategy with three key elements, and during fiscal 2023, we made significant progress on execution of our strategy, as discussed in Item 1 on page 5 of this Form 10-K.

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

Fiscal 2023 summary of results:
•Consolidated net sales were $1.4 billion, an increase of 10 percent from $1.3 billion in fiscal 2022.
•Operating income increased to $125.8 million, from $22.0 million in the prior year.
•Diluted EPS was $4.64, compared to $0.14 in the prior year.
•Adjusted operating income was $125.8 million, an increase of 52 percent compared to the prior year, and adjusted diluted EPS was $3.98 in fiscal 2023, an increase of 60 percent compared to the prior year. Refer to the tables below for a reconciliation to GAAP of these adjusted amounts.

Reconciliation of Non-GAAP Financial Information
Adjusted Operating Income
(Unaudited)
	Year-ended
(In thousands)	February 25, 2023	February 26, 2022
Operating income	$125,788	$22,045
Impairment expense on goodwill and intangible assets (1)	—	49,473
Restructuring costs (2)	—	30,512
Gain on sale of assets (3)	—	(19,456)
Adjusted operating income	$125,788	$82,574

(1)	Adjustment related to impairment charge recorded during the fourth quarter of the prior year on indefinite- and long-lived intangible assets within the Architectural Framing Systems segment as a result of triggering events during the fourth quarter of prior fiscal year. In the first quarter of fiscal 2023, the Sotawall business was re-aligned from the Architectural Framing Systems segment into the Architectural Services segment; the comparative fiscal 2022 results have been recast to reflect the change.
(2)	Adjustment related to previously announced decision to exit certain operations in the Architectural Glass segment and reorganize operations within the Architectural Framing Systems segment, including $21.5 million of asset impairment charges, $6.2 million of employee termination costs and $2.8 million of other costs associated with these restructuring plans incurred during fiscal 2022.
(3)	Gain on sale of building and related fixed assets within the Architectural Glass segment during the fourth quarter of fiscal 2022.

Reconciliation of Non-GAAP Financial Information
Adjusted Net Earnings and Adjusted Earnings per Diluted Common Share
(Unaudited)
			Diluted per share amounts
	Year-ended		Year-ended
(In thousands)	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Net earnings	$104,107	$3,486	$4.64	$0.14
Worthless stock deduction and other discrete tax benefits(1)	(14,833)	—	(0.66)	—
Impairment expense on goodwill and intangible assets (2)	—	49,473	—	1.96
Restructuring costs (3)	—	30,512	—	1.21
Impairment of equity investment (4)	—	3,000	—	0.12
Gain on sale of assets (5)	—	(19,456)	—	(0.77)
Income tax impact on above adjustments (6)	—	(4,414)	—	(0.17)
Adjusted net earnings	$89,274	$62,601	$3.98	$2.48

Shares outstanding for EPS			22,416	25,292
Per share amounts are computed independently for each of the items presented so the sum of the items may not equal the total amount
(1)	Adjustment related to discrete income tax benefits for the Sotawall business in fiscal 2023, primarily related to a worthless stock deduction and the release of valuation allowance on deferred tax assets.
(2)	Adjustment related to impairment charge recorded during the fourth quarter of the prior year on indefinite- and long-lived intangible assets within the Architectural Framing Systems segment as a result of triggering events during the fourth quarter of prior fiscal year. In the first quarter of fiscal 2023, the Sotawall business was re-aligned from the Architectural Framing Systems segment into the Architectural Services segment; the comparative fiscal 2022 results have been recast to reflect the change.
(3)	Adjustment related to previously announced decision to exit certain operations in the Architectural Glass segment and reorganize operations within the Architectural Framing Systems segment, including $21.5 million of asset impairment charges, $6.2 million of employee termination costs and $2.8 million of other costs associated with these restructuring plans incurred during fiscal 2022.
(4)	Adjustment for impairment of minority equity investment is a result of the assignment for the benefit of creditors of all of the assets of a company in which Apogee held a minority interest. The impairment represents a write-down of Apogee’s entire investment in the company.
(5)	Gain on sale of building and related fixed assets within the Architectural Glass segment during the fourth quarter of fiscal 2022.
(6)	Income tax impact calculated using an estimated statutory tax rate of 25%, which reflects the estimated blended statutory tax rate for the jurisdiction in which the charge or income occurred.
Adjusted operating income, adjusted net earnings and adjusted earnings per diluted share (adjusted diluted EPS) are supplemental non-GAAP financial measures provided by the Company to assess performance on a more comparable basis from period-to-period by excluding amounts that management does not consider part of core operating results. Management uses these non-GAAP measures to evaluate the Company’s historical and prospective financial performance, measure operational profitability on a consistent basis, as a factor in determining executive compensation, and to provide enhanced transparency to the investment community.

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

Results of Operations
Net Sales

(Dollars in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net sales	$1,440,696	$1,313,977	$1,230,774	9.6%	6.8%

Fiscal 2023 Compared to Fiscal 2022
Net sales in fiscal 2023 increased by 9.6 percent compared to fiscal 2022, with growth in each of the Company's segments, primarily driven by pricing in the Architectural Framing Systems, Architectural Glass and LSO segments and small volume growth in the Architectural Services segment.

Fiscal 2022 Compared to Fiscal 2021
Net sales in fiscal 2022 increased by 6.8 percent compared to fiscal 2021, driven by record revenue in the LSO and Architectural Services segments and growth in the Architectural Framing Systems segment, partially offset by decreased volume in the Architectural Glass Segment.

Performance
The relationship between various components of operations, as a percentage of net sales, is provided below.

(Percentage of net sales)	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of sales	76.7	79.1	77.6
Gross margin	23.3	20.9	22.4
Selling, general and administrative expenses	14.6	15.4	14.6
Impairment expense on intangible assets and goodwill	—	3.8	5.7
Operating income	8.7	1.7	2.1
Interest expense, net	0.5	0.3	0.4
Other expense (income), net	0.1	0.3	(0.1)
Earnings before income taxes	8.1	1.1	1.8
Income tax expense	0.9	0.8	0.6
Net earnings	7.2%	0.3%	1.3%
Effective income tax rate	10.7%	74.9%	31.7%

Fiscal 2023 Compared to Fiscal 2022
Gross margin was 23.3 percent in fiscal 2023, an increase of 240 basis points from fiscal 2022. The increase was primarily driven by pricing actions that exceeded the inflation-related cost increases within the Architectural Framing Systems and Architectural Glass segments, partially offset by negative performance impacts of certain projects within the Architectural Services segment. The prior fiscal year included $28.2 million of restructuring costs within cost of sales related to restructuring actions announced in August 2021, as well as inflationary pressure on raw materials and freight within the Architectural Glass and Architectural Framing Systems segments. These costs were partially offset by $19.5 million of gain on sale of assets related to the sale of a manufacturing facility in the Architectural Glass segment and by positive impacts from continued recovery of the LSO segment (which closed for most of the first and second quarters of fiscal 2021, based on COVID-related government directives).

Total selling, general and administrative (SG&A) expense as a percent of net sales for fiscal 2023 was 14.6 percent, a decrease of 80 basis points from fiscal 2022, excluding impairment expense, driven by benefits realized from previously completed restructuring actions. This was partially offset by a benefit of $4.9 million, taken within the Architectural Framing Systems and Architectural Services segments, as a result of a Canadian wage subsidy program offered to support Canadian businesses impacted by the COVID-19 pandemic, thereby offsetting cost actions that would have been taken had this subsidy not been secured. In addition, the prior year included a $49.5 million impairment expense on indefinite and definite-lived intangibles taken within the Architectural Services segment, as a result of triggering events resulting from the finalization of our plans for integrating the Sotawall business into the Architectural Services segment, beginning in fiscal 2023.

Net interest expense increased by 20 basis points compared to the prior year, due to the higher average interest rate and higher average debt balance in fiscal 2023.

The effective tax rate for fiscal 2023 was 10.7 percent, compared to 74.9 percent in fiscal 2022. During fiscal 2023, we claimed certain tax deductions, including a worthless stock loss deduction and other discrete tax benefits, related to our investment in Sotawall Limited, a Canadian subsidiary. These deductions generated a net tax benefit of $14.8 million, and reduced our effective tax rate for fiscal 2023 by approximately 13.1 percentage points. The effective tax rate in the prior year was primarily impacted by the valuation allowance recorded against the tax benefit of the Sotawall impairment and the impact of certain permanent items in relation to reduced earnings in fiscal 2022.

Fiscal 2022 Compared to Fiscal 2021
Gross margin was 20.9 percent in fiscal 2022, a decrease of 150 basis points from fiscal 2021. This decrease was driven by $28.2 million of restructuring costs included in cost of sales incurred during fiscal 2022 related to restructuring actions announced in August 2021, as well as inflationary pressure on raw materials and freight within the Architectural Glass and Architectural Framing Systems segments. These costs were partially offset by $19.5 million of gain on sale of assets related to the sale of a manufacturing facility in the Architectural Glass segment and by positive impacts from continued recovery of the LSO segment (which closed for most of the first and second quarters of fiscal 2021, based on COVID-related government directives).

SG&A expense, including impairment expense on goodwill and intangible assets noted in the table above, was 19.2 percent for fiscal 2022, a decrease of 110 basis points from fiscal 2021. This was driven by a $49.5 million impairment expense taken within the Architectural Services segment during fiscal 2022, compared to a $70.1 million impairment expense taken within the Architectural Framing Systems and Architectural Services segments in fiscal 2021. In addition, we received a benefit of $4.9 million in fiscal 2022, compared to a benefit of $7.4 million in fiscal 2021, as a result of a Canadian wage subsidy program offered to support Canadian business impacted by the COVID-19 pandemic, thereby offsetting cost actions that would have been taken had this subsidy not been secured, in each of these years.

Net interest expense declined by 10 basis points compared to fiscal 2021, due to the lower average debt balance in fiscal 2022.

The effective tax rate for fiscal 2022 was 74.9 percent, compared to 31.7 percent in fiscal 2021, primarily due to the valuation allowance recorded against the tax benefit of the Sotawall impairment and the impact of certain permanent items in relation to reduced earnings in fiscal 2022.

Segment Analysis
Architectural Framing Systems

(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net sales	$649,778	$546,557	$508,770	18.9%	7.4%
Operating income (loss)	81,875	38,088	(29,030)	115.0%	*
Operating margin	12.6%	7.0%	(5.7)%
* Indicates calculation not meaningful.

Fiscal 2023 Compared to Fiscal 2022. Net sales increased 18.9 percent, or $103.2 million, from fiscal 2022, primarily reflecting inflation-related pricing and improved mix, partially offset by slightly lower volume due to market share losses.

Operating margin increased 560 basis points over the prior year, primarily driven by improved pricing, which more than offset the impact of inflation. The prior year included a benefit of $2.0 million from a Canadian wage subsidy program offered to Canadian businesses impacted by the COVID-19 pandemic, partially offset by $1.7 million of restructuring charges.

As of fiscal 2023 year-end, segment backlog was $243.3 million, compared to $281.5 million at the end of the prior year, reflecting a decrease in order volume. We expect approximately 91 percent of the backlog in this segment to be fulfilled in fiscal 2024, with the remainder expected to be filled in fiscal 2025 and beyond; however, the timing of backlog may be impacted by project delays. Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which may be expected to be recognized as revenue in the future. Backlog is not a term defined under U.S. generally accepted accounting principles (GAAP) and is not a measure of contract profitability. In addition to backlog, we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog. We have good visibility beyond backlog, as projects awarded, verbal commitments and bidding activities are not included in backlog.

Fiscal 2022 Compared to Fiscal 2021. Net sales increased 7.4 percent, or $37.8 million, from fiscal 2021, primarily reflecting flow-through from pricing actions taken to offset inflation, partially offset by lower volume.

The segment had operating income of $38.1 million and operating margin of 7.0 percent in fiscal 2022, compared to an operating loss of $29.0 million and operating margin of (5.7) percent in fiscal 2021, reflecting the impact of a $53.0 million impairment expense in fiscal 2021, and $1.7 million and $4.4 million of restructuring charges in fiscal 2022 and fiscal 2021, respectively. These expenses were partially offset by the benefit of $2.0 million and $2.4 million in fiscal 2022 and 2021, respectively, from a Canadian wage subsidy program offered to Canadian businesses impacted by the COVID-19 pandemic.

Architectural Services

(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net sales	$410,627	$407,421	$358,685	0.8%	13.6%
Operating income (loss)	18,140	(22,071)	15,451	*	*
Operating margin	4.4%	(5.4)%	4.3%
* Indicates calculation not meaningful.

Fiscal 2023 Compared to Fiscal 2022. Net sales increased 0.8 percent, or $3.2 million, compared to the prior year, driven by increased volume from executing projects in backlog.

The segment had operating income of $18.1 million and operating margin of 4.4 percent in fiscal 2023, compared to operating loss of $22.1 million and operating margin of (5.4) percent in fiscal 2022. The current year reflects higher costs on legacy Sotawall projects, partially offset by higher volume. The prior year includes the impact of $49.5 million impairment expense, partially offset by benefit of a $2.9 million from a Canadian wage subsidy program offered to Canadian businesses impacted by the COVID-19 pandemic.

As of fiscal 2023 year-end, backlog in the Architectural Services segment was $726.7 million, compared to $664.9 million at the end of the prior year, due to timing of firm orders, signed contracts and a geographic expansion initiative expected to result in revenues in fiscal 2024. We expect approximately 54 percent of the backlog in this segment to be filled during fiscal 2024, with the remainder expected to be filled in fiscal 2025 and beyond; however, the timing of backlog may be impacted by project delays. Backlog, a non-GAAP financial measure, and the implication thereof, is described within the Architectural Framing Systems discussion above.

Fiscal 2022 Compared to Fiscal 2021. Net sales increased 13.6 percent, or $48.7 million, compared to fiscal 2021, driven by increased volume from executing projects in backlog.

The segment had an operating loss of $22.1 million and operating margin of (5.4) percent in fiscal 2022, compared to operating income of $15.5 million and operating margin of 4.3 percent in fiscal 2021, reflecting the impact of the $49.5 million and $17.1 million impairment expense in fiscal 2022 and fiscal 2021, respectively. These expenses were partially offset by improved volume leverage and strong project execution, and the benefit of $2.9 million and $5.0 million in fiscal 2022 and 2021, respectively, from a Canadian wage subsidy program offered to Canadian businesses impacted by the COVID-19 pandemic.

Architectural Glass

(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net sales	$316,554	$309,241	$330,256	2.4%	(6.4)%
Operating income	28,610	1,785	18,678	1,502.8%	(90.4)%
Operating margin	9.0%	0.6%	5.7%

Fiscal 2023 Compared to Fiscal 2022. Fiscal 2023 net sales increased 2.4 percent, or $7.3 million, over the prior year, primarily driven by improved pricing and mix, more than offsetting lower volume as a result of a fiscal 2022 strategic initiative to exit from two facilities.

Operating margin increased 840 basis points for the fiscal year ended 2023 compared to the prior year period, primarily driven by improved pricing and productivity gains, which more than offset the impact of inflation. The prior year included $27.1 million of restructuring costs, partially offset by $19.5 million gain on sale of a manufacturing facility in Georgia.

Fiscal 2022 Compared to Fiscal 2021. Fiscal 2022 net sales decreased 6.4 percent, or $21.0 million, over fiscal 2021, primarily reflecting lower volume.

Operating margin decreased 510 basis points for the fiscal year ended 2022 compared to fiscal 2021, as a result of $27.1 million of restructuring costs fiscal 2022, as well as the impact of higher material and freight costs from inflation, partially offset by $19.5 million gain on sale of a manufacturing facility in Georgia. Fiscal 2021 also included $7.4 million of income related to a New Markets Tax Credit transaction.

Large-Scale Optical Technologies (LSO)

(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net sales	$104,215	$101,673	$70,050	2.5%	45.1%
Operating income	25,348	23,618	31,203	7.3%	(24.3)%
Operating margin	24.3%	23.2%	44.5%

Fiscal 2023 Compared to Fiscal 2022. Fiscal 2023 net sales increased 2.5 percent, or $2.5 million, compared to the prior year, reflecting improved pricing.

Operating margin increased 110 basis points over the prior year reflecting improved pricing.

Fiscal 2022 Compared to Fiscal 2021. Fiscal 2022 net sales increased 45.1 percent, or $31.6 million, compared to fiscal 2021, reflecting a more favorable sales mix, as demand recovered from the impact of COVID in the prior year period. In fiscal 2021, most of the segment's customers and the segment's manufacturing operations were closed for a large part of the first and second quarters to comply with COVID-related government directives.

The segment had operating margin of 23.2 percent in fiscal 2022, compared to operating margin of 44.5 percent in fiscal 2021. This was primarily due to a $19.3 million gain on the sale-leaseback of a building recognized during the third quarter of fiscal 2021, partially offset by the impacts of the temporary shutdown and the related lower volume.

Liquidity and Capital Resources

(In thousands)	2023	2022	2021
Operating Activities
Net cash provided by operating activities	$102,696	$100,471	$141,863
Investing Activities
Capital expenditures	(45,177)	(21,841)	(26,165)
Proceeds on sale of property	7,755	30,599	25,108
Net cash (used) provided by investing activities	(27,710)	9,283	(2,147)
Financing Activities
Borrowings (payments) on line of credit, net	158,014	—	(47,739)
Repayments on debt	(151,000)	(2,000)	(5,400)
Repurchase and retirement of common stock	(74,312)	(100,414)	(32,878)
Dividends paid	(19,670)	(20,266)	(19,601)
Net cash used by financing activities	(91,023)	(120,572)	(107,876)

We rely on cash provided by operations for the Company’s material cash requirements, including working capital needs, capital expenditures, satisfaction of contractual commitments (including principal and interest payments on our outstanding indebtedness) and shareholder return through dividend payments and share repurchases.

Operating Activities. Cash provided by operating activities was $102.7 million in fiscal 2023, an increase of $2.2 million from fiscal 2022, primarily driven by higher net earnings, which more than offset increased working capital related to revenue growth and inflation during the current fiscal year.

Investing Activities. Net cash used by investing activities was $27.7 million in fiscal 2023, compared to net cash provided by investing activities of $9.3 million in fiscal 2022. Capital expenditures for the current fiscal year were $45.2 million, compared to $21.8 million in the prior year, as we increased investments in projects to support our growth strategy. The current fiscal year included $7.8 million of proceeds from sale of property, while fiscal 2022 included $30.6 million of proceeds from property sales, primarily related to the sale of our Architectural Glass manufacturing facility in Georgia. Fiscal 2021 included $25.1 million of proceeds from sale of property, primarily related to the sale of an LSO manufacturing facility in Illinois.

Financing Activities. Net cash used by financing activities was $91.0 million in fiscal 2023, compared to $120.6 million in fiscal 2022. In fiscal 2023, we paid dividends totaling $19.7 million and repurchased 1,571,139 shares under our authorized share repurchase program, at a total cost of $74.3 million. We repurchased 2,292,846 shares under the program in fiscal 2022 and 1,177,704 shares under the program in fiscal 2021. We have repurchased a total of 10,996,601 shares, at a total cost of $381.6 million, since the 2004 inception of this program. We have remaining authority to repurchase 1,253,399 shares under this program, which has no expiration date, and we will continue to evaluate making future share repurchases, depending on our cash flow and debt levels, market conditions, and other potential uses of cash.

Additional Liquidity Considerations. We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, and other working capital needs.

As of the end of fiscal 2023, we had a committed revolving credit facility with maximum borrowings of up to $385 million, with a maturity of August 2027, and two Canadian committed, revolving credit facilities totaling $25 million (USD). At February 25, 2023, we had outstanding borrowings under our revolving credit facility of $156.0 million and $1.8 million outstanding under the Canadian committed, revolving credit facilities. We are required to make periodic interest payments on our outstanding indebtedness, and future interest payments will be determined based on the amount of outstanding borrowings and prevailing interest rates during that time.

Our revolving credit facility contains two maintenance financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At February 25, 2023, we were in compliance with both financial covenants.

We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Future payments for such leases, excluding leases with initial terms of one year or less, were $48.8 million at February 25, 2023, with $12.5 million payable within the next 12 months. Refer to Note 8 - Leases of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further detail surrounding our lease obligations and the timing of expected future payments.

As of February 25, 2023, we had $241.7 million of open purchase obligations, of which payments totaling $206.9 million are expected to become due within the next 12 months. These purchase obligations primarily relate to raw material commitments.

We expect to make contributions of approximately $0.7 million to our defined-benefit pension plans in fiscal 2024, which will equal or exceed our minimum funding requirements.

As of February 25, 2023, we had reserves of $5.3 million and $0.4 million for long-term unrecognized tax benefits and environmental liabilities, respectively. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

At February 25, 2023, we had ongoing letters of credit of $12.3 million related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal 2024 and reduce borrowing capacity under the revolving credit facility.

In addition to the above standby letters of credit, we are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At February 25, 2023, $523.0 million of our backlog was bonded by performance bonds with a face value of $1.4 billion. These bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have not been required to make any payments under these bonds with respect to our existing businesses.

We had total cash and cash equivalents, excluding restricted cash, of $19.9 million, and $216.7 million available under our committed revolving credit facility, at February 25, 2023. Due to our ability to generate strong cash from operations and our borrowing capability under our committed revolving credit facility, we believe that our sources of liquidity will be adequate to meet our short-term and long-term liquidity and capital expenditure needs. In addition, we believe we have the ability to obtain both short-term and long-term debt to meet our financing needs, including additional sources of debt to finance potential material acquisitions for the foreseeable future. We also believe we will be able to operate our business so as to continue to be in compliance with our existing debt covenants over the next fiscal year.

We continually review our portfolio of businesses and their assets and how they support our business strategy and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity and further invest in, divest and/or sell parts of our current businesses.

Outlook
The Company is providing initial guidance for fiscal year 2024, with earnings per diluted share expected in the range of $3.90 to $4.25. Fiscal 2024 will be a 53-week year, with an extra week in the fourth quarter. Including the extra week of operations, the company expects flat to slightly declining revenue compared to fiscal 2023, primarily reflecting expected lower volume in Architectural Services. The company continues to expect a long-term average tax rate of approximately 24.5 percent, and forecasts capital expenditures in fiscal 2024 between $50 to $60 million.

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

We have three businesses which operate under long-term, fixed-price contracts, representing approximately 36 percent of our total revenue in fiscal February 25, 2023. The contracts for these businesses have a single, bundled performance obligation, as these businesses generally provide interrelated products and services and integrate these products and services into a combined output specified by the customer. The customer obtains control of this combined output, generally integrated window systems or installed window and curtainwall systems, over time. We measure progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract, and record that proportion of the total contract price as revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe this method of recognizing revenue is consistent with our progress in satisfying our contract obligations.

Due to the nature of the work required under these long-term contracts, the estimation of total revenue and costs incurred and remaining to complete on a project is subject to many variables and requires significant judgment. It is common for these contracts to contain potential bonuses or penalties which are generally awarded or charged upon certain project milestones or cost or timing targets, and can be based on customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on our assessments of anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

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

Due to the significant judgments utilized in our revenue recognition on long-term contracts, if subsequent actual results and/or updated assumptions, estimates, or projections were to change from those utilized at February 25, 2023, it could result in a material impact to our results of operations.

Impairment of goodwill and indefinite-lived intangible assets
Goodwill
We evaluate goodwill for impairment annually on the first day in our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a qualitative or quantitative analysis. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by segment management on a regular basis.

At the beginning of the first quarter of fiscal 2023, we began management of the Sotawall and Harmon businesses under the Architectural Services segment in order to create a single, unified offering for larger custom curtainwall projects. In connection with the transition, leadership of our Sotawall and Harmon businesses have been combined to form the Architectural Services reporting unit. We evaluated goodwill on a qualitative basis prior to and subsequent to this change for these reporting units and concluded no adjustment to the carrying value of goodwill was necessary as a result of this change. Concurrent with this change in composition of the operating segments, which was effective at the start of our first quarter of fiscal 2023, goodwill was reallocated to the affected reporting units within each operating segment, using a relative fair value approach as outlined in ASC 350, Intangibles - Goodwill and Other. The reporting units for our fiscal 2023 annual impairment test align with reporting segments, with the exception of our Architectural Framing Systems segment. This segment contains two reporting units, Window and Wall Systems and Storefront and Finishing Solutions, which represent $54.5 million and $35.7 million, of the goodwill balance at February 25, 2023, respectively.

For our fiscal 2023 annual impairment test, we elected to bypass the qualitative assessment process and proceed directly to comparing the fair value of each of our reporting units to carrying value, including goodwill. If fair value exceeds the carrying value, goodwill impairment is not indicated. If the carrying amount of a reporting unit is higher than its estimated fair value, the excess is recognized as an impairment expense.

We estimate the fair value of a reporting unit using both the income approach and the market approach. The income approach uses a discounted cash flow methodology that involves significant judgment and projections of future performance. Assumptions about future revenues and future operating expenses, capital expenditures and changes in working capital are based on the annual operating plan and other business plans for each reporting unit. These plans take into consideration numerous factors, including historical experience, current and future operational plans, anticipated future economic conditions and growth expectations for the industries and end markets in which we participate. These projections are discounted using a weighted-average cost of capital, which considers the risk inherent in our projections of future cash flows. We determine the weighted-average cost of capital for this analysis by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure, using published data where possible. We used discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and in the internally developed forecasts. The market approach uses a multiple of earnings and revenue based on publicly traded companies.

Based on these analyses, estimated fair value exceeded carrying value at all of our reporting units. The discounted cash flow projections used in these analyses are dependent upon achieving forecasted levels of revenue and profitability. If revenue or profitability were to fall below forecasted levels, or if market conditions were to decline in a material or sustained manner, impairment could be indicated at our reporting units and we could incur non-cash impairment expense that would negatively impact our net earnings. For example, keeping all other assumptions constant, a 100 basis point increase in the weighted average cost of capital would cause the estimated fair values of our reporting units to decrease in the range of $20 million to $45 million. In addition, keeping all other assumptions constant, a 100 basis point reduction in the long-term growth rate would cause the estimated fair values of our reporting units to decrease in the range of $9 million to $20 million. Given the amounts by which the fair value exceeds the carrying value for each of our reporting units, the decreases in estimated fair values described above would not have significantly impacted the results of our impairment tests.

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

Fair value is measured using the relief-from-royalty method. This method assumes the trade name or trademark has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from the asset. This method requires estimation of future revenue from the related asset, the appropriate royalty rate, and the weighted average cost of capital. The assessment of fair value involves significant judgment and projections about future performance. In the fair value analysis, we assumed discount rates ranging from 13.0 percent to 13.5 percent, a royalty rate of 1.5 percent, and a long-term growth rate of 3.0 percent. Based on our annual analysis, the fair value of each of our trade names and trademarks exceeded the carrying amount, however, for our EFCO tradename, with a carrying value of $23.0 million, the fair value of the tradename did not exceed carrying value by a significant margin. If our discount rate were to increase by 50 basis points, the fair value of this tradename could fall below carrying value, which would indicate impairment.

We continue to conclude that the useful lives of our remaining indefinite-lived intangible assets is appropriate. If future revenue were to fall below forecasted levels or if market conditions were to decline in a material or sustained manner, impairment could be indicated on these indefinite-lived intangible assets.

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

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. If interest rates were to increase or decrease over the next 12 months by 200 basis points, net earnings would be impacted by approximately $0.8 million. Our debt exceeded investments at February 25, 2023, so as interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

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

We cannot accurately calculate the pre-tax impact a one percent change in the commodity costs of aluminum and/or lumber would have on our fiscal 2024 operating results, as the change in commodity costs would both impact the cost to purchase materials and the selling prices we offer our customers. The impact to our operating results would significantly depend on the competitive environment and the costs of other alternative products, which could impact our ability to pass commodities costs to our customers.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of February 25, 2023, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). The Company's management believes that, as of February 25, 2023, the Company's internal control over financial reporting was effective based on those criteria.

Following this report are reports from the Company's independent registered public accounting firm, Deloitte & Touche LLP, on the Company's consolidated financial statements and on the effectiveness of the Company's internal control over financial reporting as of February 25, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Apogee Enterprises, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the "Company") as of February 25, 2023 and February 26, 2022, and the related consolidated results of operations, statements of comprehensive earnings, cash flows, and shareholders' equity, for each of the three years in the period ended February 25, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 25, 2023 and February 26, 2022, and the results of its operations and its cash flows for each of the three years in the period ended February 25, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 25, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Net Sales — Revenue Recognition for Long-Term Contracts in the Architectural Services Segment — Refer to Notes 1, 2, and 15 to the consolidated financial statements
The Architectural Services segment, which provides building glass and curtainwall installation services and operates under long-term, fixed-price contracts, accounted for approximately $410.6 million, or 29 percent of total net sales for the year ended February 25, 2023. The contracts for this business typically have a single, bundled performance obligation, as the business generally provides interrelated services and integrates these services into a combined output specified by the customer. The customer obtains control of this combined output, generally installed window and curtainwall systems, over time. The Company measures progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract and recording that proportion of the total contract price as revenue.
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

Goodwill and Intangible Assets — Window and Wall Systems Reporting Unit and EFCO Trade Name Indefinite-Lived Intangible Asset — Refer to Notes 1 and 6 to the consolidated financial statements
The Company’s evaluation of goodwill and indefinite-lived intangible assets for impairment involves the comparison of the fair value of each reporting unit or indefinite-lived intangible asset to its carrying value. The Company estimates the fair value of its reporting units using both the income approach and the market approach and estimates the fair value of its indefinite-lived trade name intangible assets using the relief-from-royalty method. The determination of fair value involves significant judgment and projections of future performance, including future revenues, future operating expenses, discount rates, and royalty rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The Company’s goodwill balance was $129.0 million as of February 25, 2023, of which $54.5 million relates to the Window and Wall Systems reporting unit. The Company’s indefinite-lived intangible assets balance was $26.9 million as of February 25, 2023, of which $23.0 million relates to the EFCO trade name indefinite-lived intangible asset. The fair values exceeded their carrying values as of the measurement date and, therefore, no impairment was identified.
Given the significant judgments made by management to estimate the fair values of the Window and Wall Systems reporting unit and the EFCO trade name indefinite-lived intangible asset, performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to selection of future revenues, future operating expenses, discount rates, and royalty rates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to future revenues, future operating expenses, discount rates, and royalty rates used by management to estimate the fair values included the following, among others:
•We tested the effectiveness of controls over management’s goodwill and indefinite-lived intangible assets impairment evaluation, including those over the determination of the fair value, such as controls related to management's selection of future revenues, future operating expenses, discount rates, and royalty rates.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) discount rates, and (3) royalty rates, including testing the source information underlying the determination of the valuation assumptions, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the valuation assumptions selected by management.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, (3) industry information, and (4) forecasted information included in Company press releases, as well as in analyst and industry reports of the Company.
•We evaluated management’s ability to accurately forecast future revenue and future operating expenses by comparing actual results to management’s historical forecasts.
•We evaluated the allocation of the Company’s estimated fair value to its reporting units and the comparison of the Company’s estimated fair value to its market capitalization.

/s/ Deloitte & Touche LLP

Minneapolis, MN
April 21, 2023

We have served as the Company's auditor since fiscal 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Apogee Enterprises, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of February 25, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 25, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 25, 2023, of the Company and our report dated April 21, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Minneapolis, MN
April 21, 2023

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	February 25, 2023	February 26, 2022
Assets
Current assets
Cash and cash equivalents	$19,924	$37,583
Restricted cash	1,549	—
Receivables, net	223,101	168,592
Inventories	78,441	80,494
Costs and earnings on contracts in excess of billings	33,569	30,403
Other current assets	26,517	20,820
Total current assets	383,101	337,892
Property, plant and equipment, net	248,867	249,995
Operating lease right-of-use assets	41,354	47,912
Goodwill	129,026	130,102
Intangible assets	67,375	72,481
Other non-current assets	45,642	49,481
Total assets	$915,365	$887,863
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$86,549	$92,104
Accrued payroll and related benefits	51,651	50,977
Billings in excess of costs and earnings on uncompleted contracts	25,595	8,659
Operating lease liabilities	11,806	12,744
Current portion long-term debt	—	1,000
Other current liabilities	66,948	67,462
Total current liabilities	242,549	232,946
Long-term debt	169,837	162,000
Non-current operating lease liabilities	33,072	39,591
Non-current self-insurance reserves	29,316	22,544
Other non-current liabilities	44,183	44,583
Commitments and contingent liabilities (Note 10)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 22,224,299 and 23,701,491 shares, respectively	7,408	7,901
Additional paid-in capital	146,816	149,713
Retained earnings	273,740	254,825
Accumulated other comprehensive loss	(31,556)	(26,240)
Total shareholders’ equity	396,408	386,199
Total liabilities and shareholders’ equity	$915,365	$887,863
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

	Year-Ended
(In thousands, except per share data)	February 25, 2023	February 26, 2022	February 27, 2021
Net sales	$1,440,696	$1,313,977	$1,230,774
Cost of sales	1,105,423	1,039,816	955,084
Gross profit	335,273	274,161	275,690
Selling, general and administrative expenses	209,485	202,643	180,094
Impairment expense on goodwill and intangible assets	—	49,473	70,069
Operating income	125,788	22,045	25,527
Interest expense, net	7,660	3,767	4,408
Other expense (income), net	1,507	4,409	(1,492)
Earnings before income taxes	116,621	13,869	22,611
Income tax expense	12,514	10,383	7,175
Net earnings	$104,107	$3,486	$15,436

Earnings per share - basic	$4.73	$0.14	$0.59
Earnings per share - diluted	$4.64	$0.14	$0.59
Weighted average basic shares outstanding	22,007	24,920	25,955
Weighted average diluted shares outstanding	22,416	25,292	26,304

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year-Ended
(In thousands)	February 25, 2023	February 26, 2022	February 27, 2021
Net earnings	$104,107	$3,486	$15,436
Other comprehensive (loss) earnings:
Unrealized (loss) gain on marketable securities, net of $(131), $(96) and $22 of tax (benefit) expense, respectively	(492)	(360)	80
Unrealized (loss) gain on derivative instruments, net of $(672), $633 and $450 of tax (benefit) expense, respectively	(2,205)	2,074	1,475
Unrealized gain on pension obligation, net of $222, $117 and $32 of tax expense, respectively	726	382	105
Foreign currency translation adjustments	(3,345)	(309)	4,375
Other comprehensive (loss) earnings	(5,316)	1,787	6,035
Total comprehensive earnings	$98,791	$5,273	$21,471

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended
(In thousands)	February 25, 2023	February 26, 2022	February 27, 2021
Operating Activities
Net earnings	$104,107	$3,486	$15,436
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42,403	49,993	51,440
Share-based compensation	8,656	6,293	8,573
Deferred income taxes	(7,185)	(7,956)	(6,460)
Asset impairment	—	21,497	1,400
Gain on disposal of assets	(3,815)	(20,987)	(20,044)
Impairment expense on goodwill and intangible assets	—	49,473	70,069
Proceeds from New Markets Tax Credit transaction, net of deferred costs	18,390	—	—
Settlement of New Markets Tax Credit transaction	(19,523)	—	—
Noncash lease expense	11,878	12,418	12,235
Other, net	5,399	(1,272)	(2,088)
Changes in operating assets and liabilities:
Receivables	(58,839)	7,521	21,630
Inventories	1,731	(7,706)	(1,440)
Costs and earnings on contracts in excess of billings	(3,212)	(897)	44,183
Accounts payable and accrued expenses	10,206	3,348	(32,591)
Billings in excess of costs and earnings on uncompleted contracts	17,467	(14,288)	(10,351)
Refundable and accrued income taxes	(6,976)	11,017	2,652
Operating lease liability	(12,149)	(12,720)	(11,513)
Other, net	(5,842)	1,251	(1,268)
Net cash provided by operating activities	102,696	100,471	141,863
Investing Activities
Capital expenditures	(45,177)	(21,841)	(26,165)
Proceeds from sales of property, plant and equipment	7,755	30,599	25,108
Purchases of marketable securities	—	(1,038)	(3,747)
Sales/maturities of marketable securities	9,712	1,563	2,657
Net cash (used) provided by investing activities	(27,710)	9,283	(2,147)
Financing Activities
Borrowings on line of credit	485,879	—	198,601
Repayment on debt	(151,000)	(2,000)	(5,400)
Payments on line of credit	(327,865)	—	(246,340)
Proceeds from exercise of stock options	—	4,115	1,456
Repurchase and retirement of common stock	(74,312)	(100,414)	(32,878)
Dividends paid	(19,670)	(20,266)	(19,601)
Other, net	(4,055)	(2,007)	(3,714)
Net cash used by financing activities	(91,023)	(120,572)	(107,876)
(Decrease) increase in cash, cash equivalents and restricted cash	(16,037)	(10,818)	31,840
Effect of exchange rates on cash	(73)	1,124	485
Cash, cash equivalents and restricted cash at beginning of year	37,583	47,277	14,952
Cash, cash equivalents and restricted cash at end of period	$21,473	$37,583	$47,277
Noncash Activity
Capital expenditures in accounts payable	$2,909	$2,326	$1,101
See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

(In thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 29, 2020	26,443	$8,814	$154,016	$388,010	$(34,062)	$516,778
Net earnings	—	—	—	15,436	—	15,436
Unrealized gain on marketable securities, net of $22 tax expense	—	—	—	—	80	80
Unrealized gain on derivative instruments, net of $450 tax expense	—	—	—	—	1,475	1,475
Unrealized gain on pension obligation, net of $32 tax expense	—	—	—	—	105	105
Foreign currency translation adjustments	—	—	—	—	4,375	4,375
Issuance of stock, net of cancellations	432	145	(1,212)	1,174	—	107
Share-based compensation	—	—	8,573	—	—	8,573
Share repurchases	(1,177)	(393)	(7,144)	(25,341)	—	(32,878)
Other share retirements	(111)	(37)	(689)	(2,435)	—	(3,161)
Cash dividends ($0.7625 per share)	—	—	—	(19,601)	—	(19,601)
Balance at February 27, 2021	25,714	$8,571	$154,958	$357,243	$(28,027)	$492,745
Net earnings	—	—	—	3,486	—	3,486
Unrealized loss on marketable securities, net of $96 tax benefit	—	—	—	—	(360)	(360)
Unrealized gain on derivative instruments, net of $633 tax expense	—	—	—	—	2,074	2,074
Unrealized gain on pension obligation, net of $117 tax expense	—	—	—	—	382	382
Foreign currency translation adjustments	—	—	—	—	(309)	(309)
Issuance of stock, net of cancellations	172	57	(190)	221	—	88
Share-based compensation	—	—	6,293	—	—	6,293
Exercise of stock options	179	60	4,055	—	—	4,115
Share repurchases	(2,309)	(769)	(15,055)	(84,590)	—	(100,414)
Other share retirements	(55)	(18)	(348)	(1,269)	—	(1,635)
Cash dividends ($0.8200 per share)	—	—	—	(20,266)	—	(20,266)
Balance at February 26, 2022	23,701	$7,901	$149,713	$254,825	$(26,240)	$386,199
Net earnings	—	—	—	104,107	—	104,107
Unrealized loss on marketable securities, net of $131 tax benefit	—	—	—	—	(492)	(492)
Unrealized loss on derivative instruments, net of $672 tax benefit	—	—	—	—	(2,205)	(2,205)
Unrealized gain on pension obligation, net of $222 tax expense	—	—	—	—	726	726
Foreign currency translation adjustments	—	—	—	—	(3,345)	(3,345)
Issuance of stock, net of cancellations	113	37	153	35	—	225
Share-based compensation	—	—	8,656	—	—	8,656
Exercise of stock options	36	12	(954)	—	—	(942)
Share repurchases	(1,571)	(524)	(10,350)	(63,438)	—	(74,312)
Other share retirements	(55)	(18)	(402)	(2,119)	—	(2,539)
Cash dividends ($0.9000 per share)	—	—	—	(19,670)	—	(19,670)
Balance at February 25, 2023	22,224	$7,408	$146,816	$273,740	$(31,556)	$396,408
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

Fiscal year
Our fiscal year ends on the Saturday closest to the last day of February, or as determined by the Board of Directors. Fiscal 2023, 2022 and 2021 each consisted of 52 weeks.

Accounting estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated statements of cash flows and notes to consolidated financial statements to conform to current year presentation. These reclassifications had no impact on reported net income, cash flows, total assets and liabilities.
Cash equivalents
Highly liquid investments with an original maturity of three months or less are included in cash equivalents and are stated at cost, which approximates fair value.

Restricted Cash
Cash held that is specifically dedicated to fund each capital project related to our New Markets Tax Credit transactions.

Marketable securities
To the extent the amortized cost basis of the available-for-sale securities exceeds the fair value, the Company assesses the debt securities for credit loss. When assessing the risk of credit loss, the Company considers factors such as the severity and the reason of the decline in value, such as any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security, and management's intended holding period and time horizon for selling. During fiscal 2023, 2022, and 2021, the Company did not recognize any credit losses related to its available-for-sale securities. Further, as of February 25, 2023 and February 26, 2022, the Company did not record an allowance for credit losses related to its available-for-sale securities. Marketable securities are included in other current and non-current assets on the consolidated balance sheets and gross realized gains and losses are included in other expense (income), net in our consolidated results of operations.

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

Impairment of long-lived assets
Long-lived assets or asset groups, including finite-lived intangible assets subject to amortization and property and equipment, are reviewed for impairment whenever events or changes in circumstances such as asset utilization, physical change, legal factors or other matters indicate that the carrying value of those assets may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, an asset impairment expense is recognized in earnings in the period such a determination is made. The amount of the impairment expense recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value based on discounted cash flows.

During the third quarter of fiscal 2022, an impairment of $3.0 million was recognized within other (expense) income within the consolidated results of operations related to a minority equity investment held by the Company. This represents a write-down of the entire investment in the other company.

During the fourth quarter of fiscal 2022, based on the finalization of our plans for integrating the Sotawall business into the Architectural Services segment, which was effective beginning in fiscal 2023, we determined that the finite-lived intangible assets were impaired as of February 26, 2022. As such, a long-lived asset impairment charge of $36.7 million in finite-lived intangible assets was recognized in the fourth quarter of fiscal year 2022 within the Architectural Framing Systems segment. As a result of restructuring plans announced during the second quarter of fiscal 2022, asset impairments on property plant and equipment and leases in the amount of $21.5 million were recorded for the year ended February 26, 2022.

Goodwill and intangible assets
Goodwill
Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. We evaluate goodwill for impairment annually on the first day in our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable.

Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a qualitative or quantitative analysis. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by segment management on a regular basis. At the beginning of the first quarter of fiscal 2023, we began management of the Sotawall and Harmon businesses under the Architectural Services segment in order to create a single, unified offering for larger custom curtainwall projects. In connection with the transition, leadership of our Sotawall and Harmon businesses was combined to form the Architectural Services reporting unit. We evaluated goodwill on a qualitative basis prior to and subsequent to this change for these reporting units and concluded no adjustment to the carrying value of goodwill was necessary as a result of this change. Concurrent with this change in composition of the operating segments effective at the start of our first quarter of fiscal 2023, goodwill was reallocated to the affected reporting units within each operating segment, using a relative fair value approach as outlined in ASC 350, Intangibles - Goodwill and Other. The reporting units for our fiscal 2023 annual impairment test align with reporting segments, with the exception of our Architectural Framing Systems segment. This segment contains two reporting units, Window and Wall Systems and Storefront and Finishing Solutions, which represent $54.5 million and $35.7 million, of the goodwill balance at February 25, 2023, respectively.

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

Leases
We have commercially negotiated leases where we recognize a right-of-use asset and lease liability on our consolidated balance sheet at lease commencement for leases with terms greater than twelve months. The initial lease liability is recognized at the present value of remaining lease payments over the lease term. Leases with an initial term of twelve months or less are not recorded on our consolidated balance sheet. We recognize lease expense for operating leases on a straight-line basis over the lease term. We combine lease and non-lease components, such as common area maintenance costs, in calculating the related asset and lease liabilities for all underlying asset groups. Refer to additional information in Note 8.

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

During fiscal 2023, approximately 45 percent of our total revenue is recognized at the time products are shipped from our manufacturing facilities, which is when control is transferred to our customer, consistent with past practices. These businesses do not generate contract-related assets or liabilities. Variable consideration associated with these contracts and orders, generally related to early pay discounts or volume rebates, is not considered significant.

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

Finally, we have one business, making up approximately 19 percent of our total revenue in the current year, that recognizes revenue following an over-time output method based upon units produced. The customer is considered to have control over the products at the time of production, as the products are highly customized with no alternative use, and we have an enforceable right to payment for performance completed over the production period. We believe this over-time output method of recognizing revenue reasonably depicts the fulfillment of our performance obligations under our contracts. Billings still occur upon shipment. Therefore, contract assets are generated for the unbilled amounts on contracts when production is complete. Variable consideration associated with these orders, generally related to early pay discounts, is not considered significant.

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

Restructuring
During the second quarter of fiscal 2022, we announced plans to realign and simplify our business structure which resulted in the closure of two facilities within the Architectural Glass segment, in Dallas, Texas and Statesboro, Georgia. These closures were made in order to concentrate this segment on premium, high-performance products. Additionally, employee termination costs were incurred related to these facility closures, realignment of the Architectural Framing Systems segment, and within the Corporate office. During the first quarter of fiscal 2023, we completed the execution of these plans with the sale of the remaining manufacturing assets at our Architectural Glass location, in Dallas, Texas. Refer to additional information in Note 16.

Research and development
Research and development activities include the development of new products, the modification of existing product designs, and research related to process improvements. Our research and development expenses were $25.5 million, $17.3 million and $15.3 million for fiscal 2023, 2022 and 2021, respectively. These costs are expensed as incurred.

Advertising
Advertising costs are expensed as incurred within selling, general and administrative expenses, and were $1.2 million in fiscal 2023, $1.2 million in fiscal 2022 and $1.1 million in fiscal 2021.

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

2.Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 15 for disclosure of revenue by segment):

(In thousands)	February 25, 2023	February 26, 2022	February 27, 2021
Recognized at shipment	$649,792	$551,783	$504,583
Recognized over time	790,904	762,194	726,191
Total	$1,440,696	$1,313,977	$1,230,774

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

(In thousands)	2023	2022
Trade accounts	$140,732	$129,085
Construction contracts	58,331	12,857
Contract retainage	25,834	28,782
Total receivables	224,897	170,724
Less: allowance for credit losses	1,796	2,132
Receivables, net	$223,101	$168,592

The following table summarizes the activity in the allowance for credit losses:

(In thousands)	2023	2022
Beginning balance	$2,132	$1,947
Additions charged to costs and expenses	394	729
Deductions from allowance, net of recoveries	(686)	(514)
Other deductions	(44)	(30)
Ending balance	$1,796	$2,132

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

(In thousands)	February 25, 2023	February 26, 2022
Contract assets	$59,403	$59,185
Contract liabilities	28,011	11,373

The change in contract assets and contract liabilities was due to timing of project activity from businesses that operate under long-term contracts.

Other contract-related disclosures

(In thousands)	February 25, 2023	February 26, 2022
Revenue recognized related to contract liabilities from prior year-end	$37,594	$19,747
Revenue recognized related to prior satisfaction of performance obligations	16,612	22,461

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that timeframe. Generally these contracts are in our businesses with long-term contracts which recognize revenue over time. As of February 25, 2023, the transaction price associated with unsatisfied performance obligations was approximately $835.8 million. The performance obligations are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	February 25, 2023
Within one year	$487,217
Within two years	263,609
Beyond two years	84,990
Total	$835,816

3.Supplemental Balance Sheet Information

Inventories

(In thousands)	2023	2022
Raw materials	$36,869	$42,541
Work-in-process	18,024	18,144
Finished goods	23,548	19,809
Total inventories	$78,441	$80,494

Other current liabilities

(In thousands)	2023	2022
Warranties	$14,872	$11,786
Income and other taxes	7,129	15,770
Accrued self-insurance reserves	14,447	8,796
Deferred revenue	2,416	2,714
Other	28,084	28,396
Total other current liabilities	$66,948	$67,462

Other non-current liabilities

(In thousands)	2023	2022
Deferred benefit from New Markets Tax Credit transactions	$9,250	$9,165
Retirement plan obligations	5,749	7,041
Deferred compensation plan	5,577	9,483
Deferred tax liabilities	1,417	2,296
Other	22,190	16,598
Total other non-current liabilities	$44,183	$44,583

4.Financial Instruments

Marketable Securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
February 25, 2023	$10,647	$—	$702	$9,945
February 26, 2022	11,862	45	123	11,784

Prism insures a portion of our general liability, workers' compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, for the purpose of providing collateral for Prism's obligations under the reinsurance agreements.

The amortized cost and estimated fair values of our municipal and corporate bonds at February 25, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty. Gross realized gains and losses were insignificant for all periods presented.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$2,205	$2,173
Due after one year through five years	8,442	7,772
Total	$10,647	$9,945

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

In fiscal 2020, we entered into an interest rate swap to hedge a portion of our exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility. As of February 25, 2023, the interest rate swap contract had a notional value of $30 million.

We periodically enter into forward purchase contracts to manage the risk associated with fluctuations in foreign currency rates (primarily related to the Canadian dollar and Euro) and aluminum prices, generally with an original maturity date of less than one year. As of February 25, 2023, we held foreign exchange forward contracts and aluminum purchase contracts with U.S. dollar notional values of $2.9 million and $15.9 million, respectively.

These derivative instruments are recorded within our consolidated balance sheets within other current assets and liabilities. Gains or losses associated with these instruments are recorded as a component of accumulated other comprehensive loss until which time the hedged transaction is settled and gains or losses are reclassified to earnings.

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

Financial assets and liabilities measured at fair value on a recurring basis were:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
February 25, 2023
Assets:
Money market funds	$8,062	$—	$8,062
Municipal and corporate bonds	—	9,945	9,945
Cash surrender value of life insurance	—	8,282	8,282
Interest rate swap contract	—	1,817	1,817
Liabilities:
Deferred compensation	—	9,515	9,515
Foreign currency forward/option contract	—	206	206
Aluminum hedging contract	—	1,075	1,075
February 26, 2022
Assets:
Money market funds	$19,288	$—	$19,288
Municipal and corporate bonds	—	11,784	11,784
Cash surrender value of life insurance	—	17,831	17,831
Aluminum hedging contract	—	2,133	2,133
Interest rate swap contract	—	718	718
Liabilities:
Deferred compensation	—	12,491	12,491
Foreign currency forward/option contract	—	161	161

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

See Note 1 and Note 6 for additional information on the impairment charges recorded to indefinite- and finite-lived intangible assets during the fourth quarter of fiscal 2022. See Note 16 for additional information on the impairment charges recorded to property, plant and equipment during fiscal 2022.

5.Property, Plant and Equipment

(In thousands)	2023	2022
Land	$3,600	$3,579
Buildings and improvements	188,949	185,774
Machinery and equipment	376,721	381,116
Office equipment and furniture	69,465	69,017
Construction in progress	41,842	15,080
Total property, plant and equipment	680,577	654,566
Less: accumulated depreciation	431,710	404,571
Net property, plant and equipment	$248,867	$249,995

Depreciation expense was $38.2 million, $42.2 million, and $43.9 million in fiscal 2023, 2022, and 2021, respectively.

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

The carrying amount of goodwill attributable to each reporting segment was:

(In thousands)	Architectural Framing Systems	Architectural Services	Architectural Glass	Large-Scale Optical	Total
Balance at February 27, 2021	$93,099	$1,120	$25,322	$10,557	$130,098
Foreign currency translation	82	—	(78)	—	4
Balance at February 26, 2022	93,181	1,120	25,244	10,557	130,102
Reallocation among reporting units(1)	(2,048)	2,048	—	—	—
Foreign currency translation	(996)	(137)	57	—	(1,076)
Balance at February 25, 2023	$90,137	$3,031	$25,301	$10,557	$129,026
(1) Represents the reallocation of goodwill as a result of transitioning Sotawall from the Architectural Framing Systems segment to the Architectural Services segment as of the start of the first quarter of fiscal 2023.

Indefinite-lived intangible assets
We have intangible assets for certain acquired trade names and trademarks which are determined to have indefinite useful lives. We test indefinite-lived intangible assets for impairment annually at the same measurement date as goodwill, the first day of our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Based on our annual analysis, the fair value of each of our trade names and trademarks exceeded the carrying amount. During fiscal 2022, as a result of triggering events resulting from the finalization of our plans for integrating the

Sotawall business into the Architectural Services segment, beginning in fiscal 2023, it was determined that the carrying value of the Sotawall trade name exceeded fair value by $12.7 million as it was determined to have an immaterial fair value, resulting in the trade name being fully impaired as of fiscal 2022 year end. This amount was recognized as impairment expense in the fourth quarter ended February 26, 2022.

Finite-lived intangible assets
Long-lived assets or asset groups, including intangible assets subject to amortization and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows to determine the fair value of long-lived assets. Due to triggering events as a result of finalization of our plans for integrating the Sotawall business into the Architectural Services segment, beginning in fiscal 2023, we determined that the finite-lived intangible assets were impaired as of February 26, 2022. As such, a long-lived asset impairment charge of $36.7 million in finite-lived intangible assets was recognized in the fourth quarter of fiscal year 2022.

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Foreign Currency Translation	Net
February 25, 2023
Finite-lived intangible assets:
Customer relationships	$89,495	$(49,404)	$—	$(2,697)	$37,394
Other intangibles	39,404	(35,229)	—	(1,045)	3,130
Total finite-lived intangible assets	128,899	(84,633)	—	(3,742)	40,524
Indefinite-lived intangible assets:
Trade names and trademarks	27,129	—	—	(278)	26,851
Total intangible assets	$156,028	$(84,633)	$—	$(4,020)	$67,375
February 26, 2022
Finite-lived intangible assets:
Customer relationships	$122,961	$(47,226)	$(33,608)	$141	$42,268
Other intangibles	41,838	(35,613)	(3,127)	(14)	3,084
Total finite-lived intangible assets	164,799	(82,839)	(36,735)	127	45,352
Indefinite-lived intangible assets:
Trade names and trademarks	39,832	—	(12,738)	35	27,129
Total intangible assets	$204,631	$(82,839)	$(49,473)	$162	$72,481

Amortization expense on finite-lived intangible assets was $4.2 million, $7.8 million and $7.6 million in fiscal 2023, 2022 and 2021, respectively. Amortization expense is included within selling, general and administrative expenses for all intangible assets other than that of debt issuance costs, which is included in interest expense. Estimated future amortization expense for finite-lived intangible assets is:

(In thousands)	2024	2025	2026	2027	2028
Estimated amortization expense	$4,364	$4,333	$4,317	$4,297	$3,939

7.    Debt

During the second quarter ended August 27, 2022, we amended and extended our committed revolving credit facility to include maximum borrowings of up to $385 million with a maturity of August 2027. As part of the amendment, we repaid the $150 million term loan with borrowings under the revolving credit facility. As of February 25, 2023, outstanding borrowings under our revolving credit facility were $156 million, while there were no outstanding borrowings under the revolving credit facility and $150 million of borrowings outstanding under the term loan as of February 26, 2022.

Our revolving credit facility contains two maintenance financial covenants that require us to stay below a maximum debt-to-EBITDA ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At February 25, 2023, we were in compliance with both financial covenants.

Debt at February 25, 2023 also included $12.0 million of industrial revenue bonds that mature in fiscal years 2036 through 2043. The fair value of the industrial revenue bonds approximated carrying value at February 25, 2023, due to the variable interest rates on these instruments. The bonds would be classified as Level 2 within the fair value hierarchy described in Note 4.

We also maintain two Canadian committed, revolving credit facilities totaling $25.0 million (USD). At February 25, 2023, outstanding borrowings under our Canadian committed, revolving credit facilities were $1.8 million, while there were no outstanding borrowings under the facilities in place as of as of February 26, 2022.

Debt maturities and other selected information follows:

(In thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Maturities	$—	$—	$—	$—	$157,837	$12,000	$169,837

(In thousands, except percentages)	2023	2022
Average daily borrowings during the year	$225,773	$167,542
Maximum borrowings outstanding during the year	285,329	168,669
Weighted average interest rate during the year	3.54%	1.45%

(In thousands)	February 25, 2023	February 26, 2022	February 27, 2021
Interest on debt	$8,140	$3,695	$4,981
Other interest expense	294	866	604
Interest expense	$8,434	$4,561	$5,585

Interest payments were $8.2 million in fiscal February 25, 2023, $3.5 million in fiscal February 26, 2022 and $4.6 million in fiscal February 27, 2021.

8.    Leases

We have operating leases for certain of the buildings and equipment used in our operations. We determine if an arrangement contains a lease at inception. Under ASU 2016-20, Leases, we have elected the package of practical expedients permitted under the transition guidance in adopting ASC 842, which among other things, allowed us to carry forward our historical lease classification. Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term. Our leases have remaining lease terms of one to ten years, some of which include renewal options that can extend the lease for up to an additional ten years at our sole discretion. We have made an accounting policy election not to record leases with an original term of 12 months or less on our consolidated balance sheet and such leases are expensed on a straight-line basis over the lease term.

In determining lease asset value, we consider fixed or variable payment terms, prepayments, incentives, and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. We use a discount rate for each lease based upon an estimated incremental borrowing rate over a similar term. We have elected the practical expedient to account for lease and non-lease components (e.g., common-area maintenance costs) as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We are not a lessor in any transactions.

The components of lease expense were as follows:

(In thousands)	February 25, 2023	February 26, 2022
Operating lease cost	$12,336	$13,509
Short-term lease cost	908	1,024
Variable lease cost	3,487	2,991
Total lease cost	$16,731	$17,524

Other supplemental information related to leases for the year ended February 25, 2023 was as follows:

(In thousands)	February 25, 2023	February 26, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$14,086	$14,301
Lease assets obtained in exchange for new operating lease liabilities	$11,359	$3,259
Weighted-average remaining lease term - operating leases	4.5 years	5.3 years
Weighted-average discount rate - operating leases	3.1%	2.9%

Future maturities of lease liabilities are as follows:

(In thousands)	2023
Fiscal 2024	$12,537
Fiscal 2025	11,449
Fiscal 2026	9,211
Fiscal 2027	7,792
Fiscal 2028	4,145
Thereafter	3,684
Total lease payments	48,818
Less: Amounts representing interest	3,940
Present value of lease liabilities	$44,878

9.    Employee Benefit Plans

401(k) Retirement Plan
We sponsor a single 401(k) retirement plan covering substantially all full-time, non-union employees, as well as union employees at two of our manufacturing facilities. Under the plan, employees are allowed to contribute up to 60 percent of eligible earnings to the plan, up to statutory limits. On January 1, 2023, we began matching 100 percent of the first two percent contributed and 50 percent of the next four percent contributed on eligible compensation that non-union employees contribute and according to contract terms for union employees. Previously, we matched 100 percent of the first one percent contributed and 50 percent of the next five percent contributed on eligible compensation that non-union employees contribute. In response to the effects of COVID-19 on our business, we suspended the matching contribution from June 1, 2020 until December 31, 2020. In total, our matching contributions were $8.6 million in fiscal 2023, $7.7 million in fiscal 2022 and $3.5 million in fiscal 2021.

Deferred Compensation Plan
We maintain a plan that allows participants to defer compensation. The deferred compensation liability was $9.5 million and $12.5 million at February 25, 2023 and February 26, 2022, respectively. We have investments in corporate-owned life insurance policies (COLI) of $8.3 million and money market funds (classified as cash equivalents) of $0.3 million with the intention of utilizing them as long-term funding sources for this plan. The COLI assets are recorded at their net cash surrender values and are included in other non-current assets in the consolidated balance sheets.

Plans under Collective Bargaining Agreements
We contribute to a number of multi-employer union retirement plans, which provide retirement benefits to the majority of our union-represented employees; none of the plans are considered significant. However, the risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:
•Assets contributed to these plans by one employer may be used to provide benefits to employees of other participating employers
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers
•If we choose to stop participating in some of these plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability

Our participation in these plans is outlined in the following table. The most recent Pension Protection Act zone status available in 2023 and 2022 relates to the plan years ending December 31, 2022 and December 31, 2021, respectively.

The zone status is based on information that we have received from each plan, certified by an actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

		Pension Protection Act Zone Status		Contributions (In thousands)
Pension Fund	EIN/Pension Plan Number	2023	2022	2023	2022	2021	FIP/RP Status Pending/Implemented	Minimum Contribution	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement(1)
Iron Workers Local Union No. 5 and Iron Workers Employers Association Employees Pension Trust Fund	521075473	Green	Green	$1,359	$1,454	$940	No	No	No	5/31/2017
International Painters and Allied Trades Industry Pension Fund	526073909	Red	Red	869	932	525	Implemented	No	No	11/30/2017
Western Glaziers Retirement Plan (Washington)	916123685	Green	Green	815	160	526	No	No	No	6/30/2017
Ironworkers Local 580 Shop Pension Fund	136178514	Green	Green	596	31	26	Implemented	No	Yes	6/30/2023
Western Glaziers Retirement Fund (Oregon and Southwest Washington)	936074376	Green	Green	441	—	51	No	No	No	11/30/2017
Iron Workers Mid-America Pension Fund	366488227	Green	Green	429	431	767	No	No	No	5/31/2017
Glazier's Union Local 27 Pension and Retirement Plan	366034076	Green	Green	174	290	165	No	No	No	5/31/2017
Atlanta Ironworkers Local Union 387 Pension Plan	586051152	Green	Green	125	209	35	No	No	No	1/31/2017
Other funds				442	422	423
Total contributions				$5,250	$3,929	$3,458
(1) Plans include contributions required by collective bargaining agreements which have expired, but contain provisions automatically renewing their terms in the absence of a subsequent negotiated agreement.

The Company was listed in the plans' Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year contributions to Plan Exceeded More Than 5 Percent of Total Contributions
Iron Workers Local Union No. 5 and Iron Workers Employers Association Employees Pension Trust Fund	2022, 2021 and 2020
Western Glaziers Retirement Plan (Washington)	2022
Iron Workers Mid-America Pension Fund	2022 and 2021
Iron Workers St. Louis District Council Pension Trust Fund	2021
Atlanta Ironworkers Local Union 387 Pension Plan	2022

Amounts contributed in fiscal 2023, 2022, and 2021 to defined contribution multiemployer plans were $2.2 million, $1.6 million and $1.1 million, respectively.

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

(In thousands)	2023	2022
Change in projected benefit obligation
Benefit obligation beginning of period	$12,405	$13,541
Interest cost	380	339
Actuarial gain	(1,484)	(475)
Benefits paid	(1,041)	(1,000)
Benefit obligation at measurement date	10,260	12,405
Change in plan assets
Fair value of plan assets beginning of period	$5,044	$5,551
Actual return on plan assets	(706)	(161)
Company contributions	695	654
Benefits paid	(1,041)	(1,000)
Fair value of plan assets at measurement date	3,992	5,044
Underfunded status	$(6,268)	$(7,361)

The funded status was recognized in the consolidated balance sheets as follows:

(In thousands)	2023	2022
Other non-current assets	$161	$361
Current liabilities	(680)	(681)
Other non-current liabilities	(5,749)	(7,041)
Total	$(6,268)	$(7,361)

The following was included in accumulated other comprehensive loss and has not yet been recognized as a component of net periodic benefit cost:

(In thousands)	2023	2022
Net actuarial loss	$3,968	$4,916

The net actuarial gain recognized in comprehensive earnings, net of tax expense, was $0.7 million in fiscal 2023, and $0.4 million in fiscal 2022.

Components of the defined-benefit pension plans' net periodic benefit cost:

(In thousands)	2023	2022	2021
Interest cost	$380	$339	$346
Expected return on assets	(84)	(85)	(211)
Amortization of unrecognized net loss	254	270	260
Net periodic benefit cost	$550	$524	$395

Total net periodic pension benefit cost is expected to be approximately $0.6 million in fiscal 2024. The estimated net actuarial gain for the defined-benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for fiscal 2024 is $0.3 million, net of tax expense.

Additional Information

Assumptions

Benefit Obligation Weighted-Average Assumptions	2023	2022	2021
Discount rate	5.10%	3.20%	2.60%

Net Periodic Benefit Expense Weighted-Average Assumptions	2023	2022	2021
Discount rate	3.20%	2.60%	2.50%
Expected long-term rate of return on assets	2.75%	2.50%	4.50%

Discount rate. The discount rate reflects the current rate at which the defined-benefit plans' pension liabilities could be effectively settled at the end of the year based on the measurement date. The discount rate was determined by matching the expected benefit payments to payments from the Principal Discount Yield Curve. There are no known or anticipated changes in the discount rate assumption that will have a significant impact on pension expense in fiscal 2024.

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

Contributions
Company contributions to the plans for fiscal 2023 and fiscal 2022 were $0.7 million in each year, which equaled or exceeded the minimum funding requirements.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid by the plans:

(In thousands)	2024	2025	2026	2027	2028	2029-2033
Estimated future benefit payments	$1,050	$998	$967	$927	$898	$3,912

10.    Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in the Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At February 25, 2023, $1.4 billion of these types of bonds were outstanding, of which, $523.0 million is on our backlog. These bonds do not have stated expiration dates, as we are released from the bonds upon completion of the contract. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

(In thousands)	2023	2022
Balance at beginning of period	$13,923	$14,999
Additional accruals	13,621	10,138
Claims paid	(9,651)	(11,214)
Balance at end of period	$17,893	$13,923

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
Letters of credit
At February 25, 2023, we had $12.3 million of ongoing letters of credit, all of which have been issued under our revolving credit facility, as discussed in Note 7. We also have a $3.4 million letter of credit which has been issued outside our committed revolving credit facility, with no impact on our borrowing capacity and debt covenants.

Purchase obligations
Purchase obligations, primarily for raw material commitments and capital expenditures totaled $241.7 million as of February 25, 2023.

Environmental liability
In fiscal 2008, we acquired one manufacturing facility which has certain historical environmental conditions. Remediation of these conditions is ongoing without significant disruption to our operations. The estimated remaining liability for these remediation activities was $0.4 million and $0.5 million at February 25, 2023 and February 26, 2022, respectively.

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

The table below provides a summary of our outstanding NMTC transactions (in millions):

Inception date	Termination date	Proceeds received	Deferred costs	Net benefit
June 2016	June 2023	$6.0	$1.2	$4.8
May 2022(1)	August 2025	6.1	1.6	4.5
September 2018	September 2025	3.2	1.0	2.2
Total		$15.3	$3.8	$11.5
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

Share Repurchases
During fiscal 2004, the Board of Directors authorized a share repurchase program, with subsequent increases in authorization. We repurchased 1,571,139 shares under the program during fiscal 2023, for a total cost of $74.3 million. We repurchased 2,292,846 shares under the program, for a total cost of $100.0 million, in fiscal 2022, and 1,177,704 shares under the program, for a total cost of $32.9 million, in fiscal 2021. The Company has repurchased a total of 10,996,601 shares, at a total cost of $381.6 million, since the inception of this program. We have remaining authority to repurchase 1,253,399 shares under this program, which has no expiration date.

In addition to the shares repurchased under this repurchase plan, during fiscal 2023, 2022 and 2021, the Company also withheld $2.3 million, $2.1 million and $3.0 million, respectively, of Company stock from employees in order to satisfy stock-for-stock option exercises or tax obligations related to stock-based compensation, pursuant to terms of board and shareholder-approved compensation plans.

Accumulated Other Comprehensive Loss
The following summarizes the accumulated other comprehensive loss, net of tax, at February 25, 2023 and February 26, 2022:

(In thousands)	2023	2022
Net unrealized loss on marketable securities	$(550)	$(58)
Net unrealized gain on derivative instruments	512	2,717
Pension liability adjustments	(3,044)	(3,770)
Foreign currency translation adjustments	(28,474)	(25,129)
Total accumulated other comprehensive loss	$(31,556)	$(26,240)

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

Total stock-based compensation expense was $8.7 million in fiscal 2023, $6.3 million in fiscal 2022 and $8.6 million in fiscal 2021. We account for any forfeitures as they occur.

Stock Options
In June 2020, we granted 660,600 stock options which had a weighted average fair value per option at the date of grant of $5.01.

The fair value of each award grant is estimated on the date of grant using the binomial lattice option-pricing model with the following weighted-average assumptions used for grants issued in fiscal 2021.

2021
Dividend yield	3.3%
Expected volatility	40.0%
Risk-free interest rate	0.7%
Maximum price	$35.70

The expected stock price volatility is based on historical experience. The risk-free rate for periods that coincide with the expected life of the options is based on the U.S. Treasury Department yield curve in effect at the time of grant.

Stock option and SAR activity for the current fiscal year is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value at Year-End
Outstanding at February 26, 2022	370,800	$23.04
Awards exercised	(145,060)	23.04
Awards canceled	(67,740)	23.04
Outstanding at February 25, 2023	158,000	$23.04	0.5 years	$2,000,280
Vested or expected to vest at February 25, 2023	158,000	$23.04	0.5 years	$2,000,280

For the fiscal year ended February 25, 2023, there were no cash proceeds from the exercise of stock options as all stock options were exercised on a stock-for-stock basis. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $2.7 million. For the fiscal year ended February 26, 2022, cash proceeds from the exercise of stock options were $4.1 million. The aggregate intrinsic value of the securities exercised was $2.3 million.

Executive compensation program
In fiscal 2022, the Compensation Committee of the Board of Directors implemented an executive compensation program for certain key employees. In each of the first quarters of fiscal 2023 and fiscal 2022, we issued performance shares in the form of nonvested share unit awards, which give the recipient the right to receive shares earned at the end of the respective three-fiscal-year performance periods. The number of share units issued at grant is equal to the target number of performance shares and allows for the right to receive a variable number of shares dependent on achieving a defined performance goal of return on invested capital and being employed at the end of the performance period.

Nonvested Share Awards and Units
The following table summarizes nonvested share activity for fiscal February 25, 2023:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
February 26, 2022 (1)	488,944	$30.14
Granted (2)	183,793	46.08
Vested	(171,485)	28.08
Canceled (3)	(46,473)	36.13
February 25, 2023 (4)	454,779	$36.75
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

At February 25, 2023, there was $9.7 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 23 months. The total fair value of shares vested during fiscal February 25, 2023 was $4.5 million.

13.    Income Taxes

Earnings before income taxes consisted of the following:

(In thousands)	2023	2022	2021
United States	$126,859	$70,039	$45,651
International	(10,238)	(56,170)	(23,040)
Earnings before income taxes	$116,621	$13,869	$22,611

The components of income tax expense for each of the last three fiscal years are as follows:

(In thousands)	2023	2022	2021
Current
Federal	$9,621	$13,806	$11,495
State and local	7,670	4,823	702
International	231	39	1,642
Total current	17,522	18,668	13,839
Deferred
Federal	(5,120)	(1,528)	(2,860)
State and local	(2,487)	(4,270)	538
International	422	(2,158)	(4,138)
Total deferred	(7,185)	(7,956)	(6,460)
Total non-current tax (benefit) expense	2,177	(329)	(204)
Total income tax expense	$12,514	$10,383	$7,175

Income tax payments, net of refunds, were $27.4 million, $8.2 million and $14.1 million in fiscal 2023, 2022 and 2021, respectively.

The following table provides a reconciliation of the statutory federal income tax rate to our consolidated effective tax rates:

	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	3.5	16.4	(2.5)
Foreign tax rate differential	(0.2)	(15.4)	(3.4)
Nondeductible goodwill impairment expense	—	—	5.6
Valuation allowance	(4.7)	63.2	11.4
Nontaxable gain (loss) on life insurance policies	0.2	1.2	(1.8)
Deduction for foreign derived intangible income	(0.2)	(2.6)	(0.8)
Research & development tax credit	(1.5)	(9.4)	(5.3)
§162(m) Executive Compensation Limitation	0.8	3.5	3.6
Tax benefit of share based awards	(0.8)	(5.2)	0.2
Worthless stock deduction	(6.0)	—	—
Other, net	(1.4)	2.2	3.7
Consolidated effective income tax rate	10.7%	74.9%	31.7%

The estimated effective tax rate for fiscal 2023 decreased 64.2 percentage points from fiscal 2022, primarily due to the non-deductible intangible impairment charge in Canada in fiscal 2022 as well as the tax benefits claimed in fiscal 2023 related to a worthless stock loss deduction related to the Company's investment in Sotawall Limited, a Canadian subsidiary.

Deferred tax assets and deferred tax liabilities at February 25, 2023 and February 26, 2022 were:

(In thousands)	2023	2022
Deferred tax assets
Accrued expenses	$1,862	$3,515
Deferred compensation	9,666	8,602
Section 174 capitalized costs	12,222	—
Goodwill and other intangibles	4,316	13,237
Liability for unrecognized tax benefits	1,884	1,965
Unearned income	11,007	9,802
Operating lease liabilities	13,639	13,769

(In thousands)	2023	2022
Net operating losses and tax credits	11,459	8,580
Other	3,656	4,986
Total deferred tax assets	69,711	64,456
Less: valuation allowance	(9,048)	(15,370)
Deferred tax assets, net of valuation allowance	60,663	49,086
Deferred tax liabilities
Depreciation	21,965	26,095
Operating lease, right-of-use assets	12,660	12,768
Bad debt	8,262	—
Prepaid expenses	2,467	3,015
Other	3,546	3,074
Total deferred tax liabilities	48,900	44,952
Net deferred tax assets (liabilities)	$11,763	$4,134

The Company has state and foreign net operating loss carryforwards with a tax effect of $11.5 million. A valuation allowance of $8.4 million has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefits in future periods.

The Tax Cuts and Jobs Act of 2017 ("TCJA") requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code ("IRC") Section 174. Although Congress may consider legislation that would defer capitalization and amortization requirements to later years, we have no assurance that the requirement will be repealed or otherwise modified. The requirement was effective for the company beginning 2/27/2022. For the tax year ended 2/25/2023, the Company recorded an increase to income tax payable as well as deferred tax assets of approximately $12.2 million due to Section 174 capitalization.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing Deferred Tax Assets ("DTAs"). This has resulted in valuation allowances being recorded against DTAs in prior years in Brazil, Canada and various states. During the second quarter of fiscal 2023, the Company recorded a worthless stock deduction related to the Sotawall business. Additionally, the Company concluded that a portion of the Canadian DTAs were more likely than not to be realized. The related valuation allowance was reduced by $8.3 million, as we expect to realize this amount in the future.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2020, or state and local income tax examinations for years prior to fiscal 2013. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2019, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The Company considers the earnings of its non-U.S. subsidiaries to be indefinitely invested outside of the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and specific plans for reinvestment of those subsidiary earnings. Should the Company decide to repatriate the foreign earnings, it would need to increase the income tax provision in the period it was determined that the earnings will no longer be indefinitely invested outside the U.S.

If we were to prevail on all unrecognized tax benefits recorded, $3.8 million, $1.7 million and $2.2 million for fiscal 2023, 2022 and 2021, respectively, would benefit the effective tax rate. Also included in the balance of unrecognized tax benefits for fiscal 2023, 2022 and 2021 are $1.5 million, $1.7 million, and $1.6 million, respectively, of tax benefits that, if recognized, would result in decreases to deferred taxes.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. For fiscal 2023, 2022 and 2021, we accrued penalties and interest related to unrecognized tax benefits of $0.4 million, $0.3 million, and $0.3 million, respectively.

The following table provides a reconciliation of the total amounts of gross unrecognized tax benefits:

(In thousands)	2023	2022	2021
Gross unrecognized tax benefits at beginning of year	$3,321	$3,755	$4,071
Gross increases in tax positions for prior years	2,298	108	106
Gross decreases in tax positions for prior years	(255)	(145)	(351)
Gross increases based on tax positions related to the current year	291	420	429
Gross decreases based on tax positions related to the current year	(27)	—	—
Settlements	—	(147)	(96)
Statute of limitations expiration	(316)	(670)	(404)
Gross unrecognized tax benefits at end of year	$5,312	$3,321	$3,755

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

(In thousands)	2023	2022	2021
Basic earnings per share - weighted average common shares outstanding	22,007	24,920	25,955
Weighted average effect of nonvested share grants and assumed exercise of stock options	409	372	349
Diluted earnings per share - weighted average common shares and potential common shares outstanding	22,416	25,292	26,304
Stock awards excluded from the calculation of earnings per share because the award price was greater than the average market price of the common shares	97	1	111

15.Business Segment Data

We have four reporting segments:
•The Architectural Framing Systems segment designs, engineers, fabricates and finishes the aluminum window, curtainwall, storefront and entrance systems for the exterior of buildings.
•The Architectural Services segment integrates technical services, project management, and field installation services to design, engineer, fabricate, and install building glass and curtainwall systems.
•The Architectural Glass segment coats and fabricates high-performance glass used in custom window and wall systems on commercial buildings.
•The Large-Scale Optical (LSO) segment manufactures high-performance glazing products for the custom framing, fine art, and engineered optics markets.

At the beginning of the first quarter of fiscal 2023, we began management of the Sotawall and Harmon businesses under the Architectural Services segment in order to create a single, unified offering for larger custom curtainwall projects. The segment results for fiscal 2022 and 2021 were recast for comparability.

(In thousands)	2023	2022	2021
Net Sales
Architectural Framing Systems	$649,778	$546,557	$508,770
Architectural Services	410,627	407,421	358,685
Architectural Glass	316,554	309,241	330,256
Large-Scale Optical	104,215	101,673	70,050
Intersegment elimination	(40,478)	(50,915)	(36,987)
Total	$1,440,696	$1,313,977	$1,230,774

(In thousands)	2023	2022	2021
Operating Income (Loss)
Architectural Framing Systems	$81,875	$38,088	$(29,030)
Architectural Services	18,140	(22,071)	15,451
Architectural Glass	28,610	1,785	18,678
Large-Scale Optical	25,348	23,618	31,203
Corporate and other	(28,185)	(19,375)	(10,775)
Total	$125,788	$22,045	$25,527
Depreciation and Amortization
Architectural Framing Systems	$19,386	$20,361	$21,532
Architectural Services	3,953	7,495	7,196
Architectural Glass	11,964	14,564	15,102
Large-Scale Optical	3,088	3,185	3,338
Corporate and other	4,012	4,388	4,272
Total	$42,403	$49,993	$51,440

Capital Expenditures
Architectural Framing Systems	$11,432	$7,344	$9,871
Architectural Services	3,683	3,449	1,516
Architectural Glass	5,613	5,865	9,574
Large-Scale Optical	13,474	2,250	869
Corporate and other	10,975	2,933	4,335
Total	$45,177	$21,841	$26,165
Identifiable Assets
Architectural Framing Systems	$426,946	$414,012	$396,664
Architectural Services	141,840	114,120	194,409
Architectural Glass	207,730	225,362	271,520
Large-Scale Optical	69,035	56,926	64,474
Corporate and other	69,814	77,443	88,032
Total	$915,365	$887,863	$1,015,099

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, it is impractical to report product revenues generated by class of product beyond the segment revenues currently reported.

Segment operating income is equal to net sales less cost of sales and operating expenses. Operating income does not include interest expense or a provision for income taxes. Architectural Services segment results include $49.5 million and $17.1 million of impairment charges in fiscal 2022 and fiscal 2021, respectively. Architectural Framing Systems segment results include $53.0 million of impairment charges in fiscal 2021 and $1.7 million of restructuring charges in fiscal 2022, with no impairment or restructuring charges included in fiscal 2023. Architectural Glass segment results include $0.1 million and $27.1 million of restructuring charges in fiscal 2023 and fiscal 2022, respectively. Corporate and other includes miscellaneous corporate activity, including certain legal, consulting and advisory costs and certain employee benefit costs not allocable to our segments, as well as $1.7 million of restructuring charges in fiscal 2022. Identifiable assets for Corporate and other include all short- and long-term available-for-sale securities.

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region.

(In thousands)	2023	2022	2021
Net Sales
United States	$1,301,168	$1,194,141	$1,115,872
Canada	120,565	102,027	102,721
Brazil	18,963	17,809	12,181
Total	$1,440,696	$1,313,977	$1,230,774

(In thousands)	2023	2022	2021
Long-Lived Assets
United States	$239,847	$239,264	$285,007
Canada	6,330	7,742	9,707
Brazil	2,690	2,989	3,729
Total	$248,867	$249,995	$298,443

Apogee's export net sales from U.S. operations were $56.2 million, $59.5 million, and $33.1 million in fiscal 2023, 2022, and 2021, respectively, representing approximately 4 percent of consolidated net sales in each of these fiscal years.

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

For the year ended February 25, 2023, we incurred $0.1 million of additional pre-tax costs associated with the finalization of these restructuring plans. For the year ended February 26, 2022, we incurred $30.5 million of pre-tax costs associated with the execution of these restructuring plans, of which $28.2 million is included within cost of sales and $2.3 million is included within selling, general and administrative expenses, excluding the gain on sale mentioned above, within our consolidated statements of operations.

(In thousands)	Architectural Framing	Architectural Glass	Corporate & Other	Total
February 25, 2023
Termination benefits	—	116	—	116
Total restructuring charges	$—	$116	$—	$116
February 26, 2022
Asset impairment on property, plant and equipment	$54	$21,443	$—	$21,497
Termination benefits	1,435	3,718	1,039	6,192
Other restructuring charges	244	1,935	644	2,823
Total restructuring charges	$1,733	$27,096	$1,683	$30,512

The following table summarizes our restructuring related accrual balances included within accrued payroll and related benefits and other current liabilities in the consolidated balance sheets. All remaining balances are expected to be paid within fiscal 2024.

(In thousands)	Architectural Framing	Architectural Glass	Corporate & Other	Total
Balance at February 27, 2021	$2,872	$230	$161	$3,263
Restructuring expense	2,000	1,036	1,039	4,075
Payments	(3,567)	(529)	(972)	(5,068)
Other adjustments	(865)	—	—	(865)
Balance at February 26, 2022	$440	$737	$228	$1,405
Restructuring expense	—	116	—	116
Payments	(227)	(813)	(214)	(1,254)
Other adjustments	(151)	(17)	(14)	(182)
Balance at February 25, 2023	62	23	—	85

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

The other information required by this item, other than the information set forth in Part I above under the heading “Information About Our Executive Officers,” is set forth under the headings “Proposal 1: Election of Directors,” “Frequently Asked Questions - How Can I Recommend or Nominate a Director Candidate?”, “Corporate Governance - Board Meetings and 2023 Annual Meeting of Shareholders,” and “Corporate Governance - Board Committee Responsibilities, Meetings and Membership” in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 21, 2023, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end (our 2023 Proxy Statement). This information is incorporated herein by reference.

ITEM 11.EXECUTIVE AND DIRECTOR COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation,” "CEO Pay Ratio Disclosure" and “Non-Employee Director Compensation" in our 2023 Proxy Statement. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes, with respect to our equity compensation plans, the number of shares of our common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights, and the number of shares remaining available for future issuance under our equity compensation plans as of February 25, 2023, the last day of fiscal 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	440,122	(1) (2)	$10.10	(3)	1,060,834	(4)
Equity compensation plans not approved by security holders	None		None		None
Total	440,122		$10.10		1,060,834

(1)	Includes shares underlying performance share unit awards granted under our 2019 Stock Incentive Plan, 61,528 restricted stock unit awards granted under our 2019 Stock Incentive Plan, 2009 Non-Employee Director Stock Plan, and 2019 Non-Employee Director Stock Plan, 61,196 phantom shares under our Deferred Compensation Plan for Non-Employee Directors, and 158,000 stock option awards granted under our 2019 Stock Incentive Plan. Dividends accrue on the outstanding performance share units during the three-year performance periods but will be paid only on shares earned at the end of each performance period. Certain outstanding restricted stock units have dividend rights attached, but none of the restricted stock units are transferable.
(2)	At the beginning of fiscal years 2022 and 2023, performance share units were awarded to plan participants which will vest based on our Company’s performance over a three-year performance period. The performance share units represent the right to receive shares of our common stock at the end of the three-year performance period. Pursuant to SEC rules and the reporting requirements for this table, we have included in this column 159,398 shares underlying the outstanding performance share units at maximum level performance, assuming our Company performed at the maximum level during the applicable performance periods. Only 79,699 shares underly the performance awards at target level performance.

Pursuant to SEC rules and the reporting requirements for this table, we have not included in this column 313,552 shares of restricted stock that are issued and outstanding. All shares of restricted stock outstanding have dividend rights attached, but none of the shares of restricted stock are transferable.
(3)	In calculating the weighted-average exercise price of outstanding options, warrants and rights, the performance share units, restricted stock, restricted stock units and phantom shares do not have an exercise price, and the calculation only includes the 79,699 shares underlying the performance share units at target level performance.
(4)	Pursuant to SEC Rules and the reporting requirements for this table, of these shares, 3,987 are available for issuance under our Legacy Partnership Plan; 1,002,063 are available for grant under our 2019 Stock Incentive Plan; 37,294 are available for grant under our 2019 Non-Employee Director Stock Plan; and 17,490 are available for grant under our Deferred Compensation Plan for Non-Employee Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the headings “Corporate Governance - Director Independence” and "Corporate Governance - Certain Relationships and Related Transactions" in our 2023 Proxy Statement. This information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented under the headings “Audit Committee Report" and "Fees Paid to Independent Registered Public Accounting Firm - Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our 2023 Proxy Statement. This information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)List of documents filed as a part of this report:

1.Financial Statements - The consolidated financial statements listed below are set forth in Item 8 of Part II of this report.

Consolidated Balance Sheets as of February 25, 2023 and February 26, 2022

Consolidated Results of Operations for the Years Ended February 25, 2023, February 26, 2022 and February 27, 2021

Consolidated Statements of Comprehensive Earnings for the Years Ended February 25, 2023, February 26, 2022 and February 27, 2021

Consolidated Statements of Cash Flows for the Years Ended February 25, 2023, February 26, 2022 and February 27, 2021

Consolidated Statements of Shareholders' Equity for the Years Ended February 25, 2023, February 26, 2022 and February 27, 2021

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
101
The following materials from Apogee Enterprises, Inc.'s Annual Report on Form 10-K for the year ended February 25, 2023 are furnished herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of February 25, 2023 and February 26, 2022, (ii) the Consolidated Results of Operations for the three years ended February 25, 2023, February 26, 2022 and February 27, 2021, (iii) the Consolidated Statements of Comprehensive Earnings for the three years February 25, 2023, February 26, 2022 and February 27, 2021, (iv) the Consolidated Statements of Cash Flows for the three years ended February 25, 2023, February 26, 2022 and February 27, 2021, (v) the Consolidated Statements of Shareholders' Equity for the three years ended February 25, 2023, February 26, 2022 and February 27, 2021 and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 21, 2023.

APOGEE ENTERPRISES, INC.

/s/ Ty R. Silberhorn
Ty R. Silberhorn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 21, 2023.

Signature	Title	Signature	Title
/s/ Ty R. Silberhorn	Chief Executive Officer and	/s/ Mark R. Augdahl	Interim Chief Financial Officer
Ty R. Silberhorn	Director (Principal Executive Officer)	Mark R. Augdahl	(Principal Financial and Accounting Officer)

/s/ Donald A. Nolan		/s/ Elizabeth M. Lilly
Donald A. Nolan	Chairman	Elizabeth M. Lilly	Director

/s/ Christina M. Alvord		/s/ Herbert K. Parker
Christina M. Alvord	Director	Herbert K. Parker	Director

/s/ Frank G. Heard		/s/ Mark A. Pompa
Frank G. Heard	Director	Mark A. Pompa	Director

/s/ Lloyd E. Johnson		/s/ Patricia K. Wagner
Lloyd E. Johnson	Director	Patricia K. Wagner	Director