Form 10-Q
period 2023-05-27
APOGEE ENTERPRISES, INC.
filed 2023-06-28
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 27, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of June 26, 2023, 22,077,600 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except stock data)	May 27, 2023	February 25, 2023
Assets
Current assets
Cash and cash equivalents	$24,642	$19,924
Restricted cash	—	1,549
Receivables, net	210,796	197,267
Inventories	80,579	78,441
Contract assets	45,086	59,403
Other current assets	32,622	26,517
Total current assets	393,725	383,101
Property, plant and equipment, net of accumulated depreciation of $439,930 and $431,710	246,343	248,867
Operating lease right-of-use assets	40,213	41,354
Goodwill	129,054	129,026
Intangible assets, net	66,308	67,375
Other non-current assets	45,556	45,642
Total assets	$921,199	$915,365
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$77,638	$86,549
Accrued payroll and related benefits	34,360	51,651
Contract liabilities	36,283	28,011
Operating lease liabilities	11,655	11,806
Other current liabilities	73,223	64,532
Total current liabilities	233,159	242,549
Long-term debt	170,669	169,837
Non-current operating lease liabilities	31,688	33,072
Non-current self-insurance reserves	32,403	29,316
Other non-current liabilities	43,074	44,183
Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 22,219,005 and 22,224,299 respectively	7,406	7,408
Additional paid-in capital	147,897	146,816
Retained earnings	286,300	273,740
Accumulated other comprehensive loss	(31,397)	(31,556)
Total shareholders’ equity	410,206	396,408
Total liabilities and shareholders’ equity	$921,199	$915,365
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share data)	May 27, 2023	May 28, 2022
Net sales	$361,713	$356,635
Cost of sales	268,727	271,018
Gross profit	92,986	85,617
Selling, general and administrative expenses	59,219	52,401
Operating income	33,767	33,216
Interest expense, net	2,036	1,206
Other expense, net	288	1,310
Earnings before income taxes	31,443	30,700
Income tax expense	7,867	7,969
Net earnings	$23,576	$22,731
Earnings per share - basic	$1.08	$1.01
Earnings per share - diluted	$1.05	$1.00
Weighted average basic shares outstanding	21,883	22,399
Weighted average diluted shares outstanding	22,386	22,651
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended
(In thousands)	May 27, 2023	May 28, 2022
Net earnings	$23,576	$22,731
Other comprehensive earnings (loss):
Unrealized gain (loss) on marketable securities, net of $33, $(74), of tax expense (benefit), respectively	121	(276)
Unrealized loss on derivative instruments, net of $(121), $(1,317), of tax benefit, respectively	(397)	(4,316)
Foreign currency translation adjustments	435	1,732
Other comprehensive earnings (loss)	159	(2,860)
Total comprehensive earnings	$23,735	$19,871

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	May 27, 2023	May 28, 2022
Operating Activities
Net earnings	$23,576	$22,731
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,282	10,849
Share-based compensation	2,178	1,597
Deferred income taxes	(165)	4,400
Gain on disposal of assets	(27)	(660)
Proceeds from New Markets Tax Credit transaction, net of deferred costs	—	18,390
Settlement of New Markets Tax Credit transaction	—	(19,523)
Noncash lease expense	2,714	3,088
Other, net	(432)	952
Changes in operating assets and liabilities:
Receivables	(13,476)	(18,468)
Inventories	(2,068)	(17,744)
Contract assets	14,368	(13,528)
Accounts payable and accrued expenses	(21,702)	(18,576)
Contract liabilities	8,158	(1,907)
Refundable and accrued income taxes	7,590	4,238
Operating lease liability	(3,101)	(3,333)
Prepaid expenses and other current assets	(6,608)	(2,968)
Net cash provided (used) by operating activities	21,287	(30,462)
Investing Activities
Capital expenditures	(7,398)	(5,125)
Proceeds from sales of property, plant and equipment	66	4,087
Sales/maturities of marketable securities	400	100
Net cash used by investing activities	(6,932)	(938)
Financing Activities
Borrowings on line of credit	105,852	161,000
Repayment on debt	—	(1,000)
Payments on line of credit	(105,000)	(62,000)
Repurchase and retirement of common stock	(5,193)	(74,312)
Dividends paid	(5,245)	(4,793)
Other, net	(1,677)	(1,271)
Net cash (used) provided by financing activities	(11,263)	17,624
Increase (decrease) in cash, cash equivalents and restricted cash	3,092	(13,776)
Effect of exchange rates on cash	77	64
Cash, cash equivalents and restricted cash at beginning of year	21,473	37,583
Cash, cash equivalents and restricted cash at end of period	$24,642	$23,871
Noncash Activity
Capital expenditures in accounts payable	$2,115	$766
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 25, 2023	22,224	$7,408	$146,816	$273,740	$(31,556)	$396,408
Net earnings	—	—	—	23,576	—	23,576
Unrealized gain on marketable securities, net of $33 tax expense	—	—	—	—	121	121
Unrealized loss on foreign currency hedge, net of $121 tax benefit	—	—	—	—	(397)	(397)
Foreign currency translation adjustments	—	—	—	—	435	435
Issuance of stock, net of cancellations	155	52	13	(9)	—	56
Share-based compensation	—	—	2,178	—	—	2,178
Share repurchases	(120)	(40)	(829)	(4,324)	—	(5,193)
Other share retirements	(40)	(14)	(281)	(1,438)	—	(1,733)
Cash dividends	—	—	—	(5,245)	—	(5,245)
Balance at May 27, 2023	22,219	$7,406	$147,897	$286,300	$(31,397)	$410,206

(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 26, 2022	23,701	7,901	149,713	254,825	(26,240)	386,199
Net earnings	—	—	—	22,731	—	22,731
Unrealized loss on marketable securities, net of $74 tax benefit	—	—	—	—	(276)	(276)
Unrealized loss on derivative instruments, net of $1,317 tax benefit	—	—	—	—	(4,316)	(4,316)
Foreign currency translation adjustments	—	—	—	—	1,732	1,732
Issuance of stock, net of cancellations	100	33	23	—	—	56
Share-based compensation	—	—	1,597	—	—	1,597
Share repurchases	(1,571)	(524)	(10,350)	(63,438)	—	(74,312)
Other share retirements	(30)	(10)	(198)	(1,120)	—	(1,328)
Cash dividends	—	—	—	(4,793)	—	(4,793)
Balance at May 28, 2022	22,200	$7,400	$140,785	$208,205	$(29,100)	$327,290

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 25, 2023. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three-month period ended May 27, 2023 are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated balance sheets, consolidated statements of cash flows and notes to consolidated financial statements to conform to current year presentation of contract assets and liabilities. These reclassifications had no impact on reported cash flows or total assets and liabilities.

Adoption of new accounting standards
In the current quarter, we adopted the guidance in ASU 2022-04, Liabilities – Supplier Finance Programs, Disclosure of Supplier Finance Program Obligations. The guidance requires that entities that use supplier finance programs disclose information about the nature and potential magnitude of the programs, activity during the period, and changes from period to period. Beginning in the current quarter, we implemented a supplier financing arrangement with U.S. Bank that enables our suppliers, at their sole discretion, to sell their Apogee receivables (i.e., our payment obligations to the suppliers) to U.S. Bank on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the supplier financing arrangement has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the supplier financing program, and we do not provide any guarantees in connection with it. As of May 27, 2023, the amount outstanding that remains unpaid to the bank totaled $2.1 million, and is reflected in accounts payable in the consolidated balance sheets.

2.Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 12 for disclosure of revenue by segment):

	Three Months Ended
(In thousands)	May 27, 2023	May 28, 2022
Recognized at shipment	$152,655	$161,164
Recognized over time	209,058	195,471
Total	$361,713	$356,635

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

(In thousands)	May 27, 2023	February 25, 2023
Trade accounts	$139,204	$140,732
Construction contracts	74,685	58,331
Total receivables	213,889	199,063
Less: allowance for credit losses	3,093	1,796
Receivables, net	$210,796	$197,267

The following table summarizes the activity in the allowance for credit losses for the three-month period ended:

(In thousands)	May 27, 2023
Beginning balance	$1,796
Additions charged to costs and expenses	1,376
Deductions from allowance, net of recoveries	(82)
Foreign currency effects	3
Ending balance	$3,093

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

The time period between when performance obligations are complete and when payment is due is not significant. In certain parts of our business that recognize revenue over time, progress billings follow an agreed-upon schedule of values, and retainage is withheld by the customer until the project reaches a level of completion at which point amounts are released to us from the customer.

The changes in contract assets and contract liabilities were mainly due to timing of project activity within our businesses that operate under long-term contracts.

Other contract-related disclosures	Three Months Ended
(In thousands)	May 27, 2023	May 28, 2022
Revenue recognized related to contract liabilities from prior year-end	$22,745	$35,926
Revenue recognized related to prior satisfaction of performance obligations	427	175

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that time frame. Generally, these contracts are found in our businesses that typically operate with long-term contracts, which recognize revenue over time. The transaction prices associated with unsatisfied performance obligations at May 27, 2023 are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	May 27, 2023
Within one year	$459,780
Within two years	262,496
Beyond two years	81,710
Total	$803,986

3.Supplemental Balance Sheet Information

Inventories

(In thousands)	May 27, 2023	February 25, 2023
Raw materials	$39,167	$36,869
Work-in-process	17,695	18,024
Finished goods	23,717	23,548
Total inventories	$80,579	$78,441

Other current liabilities

(In thousands)	May 27, 2023	February 25, 2023
Warranties	$17,124	$14,872
Accrued self-insurance reserves	14,823	14,447
Income and other taxes	13,552	7,129
Other	27,724	28,084
Total other current liabilities	$73,223	$64,532

Other non-current liabilities

(In thousands)	May 27, 2023	February 25, 2023
Deferred benefit from New Markets Tax Credit transactions	$9,250	$9,250
Deferred compensation plan	6,266	5,577
Retirement plan obligations	5,691	5,749
Deferred tax liabilities	1,433	1,417
Other	20,434	22,190
Total other non-current liabilities	$43,074	$44,183

4.Financial Instruments

Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
May 27, 2023	$10,225	$—	$550	$9,675
February 25, 2023	10,647	—	702	9,945

Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of these bonds at May 27, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$2,906	$2,850
Due after one year through five years	7,319	6,825
Total	$10,225	$9,675

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

In fiscal 2020, we entered into an interest rate swap to hedge exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility. As of May 27, 2023, the interest rate swap contract had a notional value of $30.0 million and has a maturity date of February 5, 2026.

We periodically enter into forward purchase contracts and/or fixed/floating swaps to manage the risk associated with fluctuations in aluminum prices and fluctuations in foreign exchange rates (primarily related to the Canadian dollar). These contracts generally have an original maturity date of less than one year. As of May 27, 2023, we held foreign exchange forward contracts and aluminum fixed/floating swaps with U.S. dollar notional values of $5.1 million and $12.8 million, respectively.

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
May 27, 2023
Assets:
Money market funds	$11,901	$—	$11,901
Municipal and corporate bonds	—	9,675	9,675
Cash surrender value of life insurance	—	8,188	8,188
Interest rate swap contract	—	1,522	1,522
Liabilities:
Deferred compensation	—	10,204	10,204
Foreign currency forward/option contract	—	147	147
Aluminum hedging contract	—	881	881

February 25, 2023
Assets:
Money market funds	$8,062	$—	$8,062
Municipal and corporate bonds	—	9,945	9,945
Cash surrender value of life insurance	—	8,282	8,282
Interest rate swap contract	—	1,817	1,817
Liabilities:
Deferred compensation	—	9,515	9,515
Foreign currency forward/option contract	—	206	206
Aluminum hedging contract	—	1,075	1,075

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

During the first quarter of fiscal 2024, we did not identify any qualitative indicators of impairment at any of our reporting units, and therefore, no interim quantitative goodwill impairment evaluation was performed.

The following table presents the carrying amount of goodwill attributable to each reporting segment including the amount of goodwill that was reallocated from the Architectural Framing Systems segment to the Architectural Services segment using the relative fair value approach during the first quarter of fiscal 2023:

(In thousands)	Architectural Framing Systems	Architectural Services	Architectural Glass	Large-Scale Optical	Total
Balance at February 26, 2022	$93,181	$1,120	$25,244	$10,557	$130,102
Reallocation among reporting units (1)	(2,048)	2,048	—	—	—
Foreign currency translation	(996)	(137)	57	—	(1,076)
Balance at February 25, 2023	90,137	3,031	25,301	10,557	129,026
Foreign currency translation	(18)	(2)	48	—	28
Balance at May 27, 2023	$90,119	$3,029	$25,349	$10,557	$129,054

(1) Represents the reallocation of goodwill as a result of transitioning Sotawall from the Architectural Framing Systems segment to the Architectural Services segment as of the start of the first quarter of fiscal 2023.

Other intangible assets
Indefinite-lived intangible assets
We have intangible assets for certain acquired trade names and trademarks which are determined to have indefinite useful lives. We test indefinite-lived intangible assets for impairment annually at the same measurement date as goodwill, the first day of our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. During the first quarter of fiscal 2024, we did not identify any qualitative indicators of impairment at any of our reporting units, and therefore, no interim quantitative goodwill impairment evaluation was performed.

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

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
May 27, 2023
Definite-lived intangible assets:
Customer relationships	$86,798	$(50,319)	$19	$36,498
Other intangibles	38,360	(35,409)	13	2,964
Total	125,158	(85,728)	32	39,462
Indefinite-lived intangible assets:
Trademarks	26,851	—	(5)	26,846
Total intangible assets	$152,009	$(85,728)	$27	$66,308
February 25, 2023
Definite-lived intangible assets:
Customer relationships	$89,495	$(49,404)	$(2,697)	$37,394
Other intangibles	39,404	(35,229)	(1,045)	3,130
Total	128,899	(84,633)	(3,742)	40,524
Indefinite-lived intangible assets:
Trademarks	27,129	—	(278)	26,851
Total intangible assets	$156,028	$(84,633)	$(4,020)	$67,375

Amortization expense on definite-lived intangible assets was $1.0 million and $4.2 million for the three-month periods ended May 27, 2023 and May 28, 2022, respectively. Amortization expense of other identifiable intangible assets is included in selling, general and administrative expenses. At May 27, 2023, the estimated future amortization expense for definite-lived intangible assets was:

(In thousands)	2024	2025	2026	2027	2028
Estimated amortization expense	$3,195	$4,239	$4,223	$4,392	$3,892

6.Debt

As of May 27, 2023, we had a committed revolving credit facility with Wells Fargo Bank, N.A. as administrative agent, and other lenders with maximum borrowings of up to $385 million and a maturity date of August 5, 2027. Outstanding borrowings under the revolving credit facility were $155.0 million and $156.0 million as of May 27, 2023 and February 25, 2023, respectively.

Our revolving credit facility contains two maintenance financial covenants that require us to stay below a maximum debt-to-EBITDA ratio of 3.25 and maintain a minimum ratio of EBITDA-to-interest expense of 3.00. In the event we make an acquisition for which the purchase price is greater than $75 million, we can elect to increase the maximum debt-to-EBITDA ratio to 3.75 for a period of four consecutive fiscal quarters, commencing with the fiscal quarter in which a qualifying acquisition occurs. No more than two acquisition "holidays" can occur during the term of the facility, and at least two fiscal quarters must separate qualifying acquisitions. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At May 27, 2023, we were in compliance with both financial covenants.

Borrowings under the credit facility bear floating interest at either the Base Rate or Term SOFR, plus a margin based on the Leverage Ratio (as defined in the Credit Agreement). For Base Rate borrowings, the margin ranges from 0.125% to 0.75%. For Term SOFR borrowings, the margin ranges from 1.135% to 1.85%.

The facility also contains an "accordion" provision. Under this provision, we can request that the facility be increased by as much $200.0 million. Any Lender may elect or decline to participate in the requested increase at the Lender’s sole discretion.

At May 27, 2023, we had a total of $12.3 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2024 to 2032 and reduce borrowing capacity under the revolving credit facility. As of May 27, 2023, the amount available for revolving borrowings under the Wells Fargo credit facility was $217.7 million.

At May 27, 2023, debt included $12.0 million of industrial revenue bonds that mature in fiscal years 2036 through 2043. The fair value of all industrial revenue bonds approximated carrying value at May 27, 2023, due to the variable interest rates on these instruments.

We also maintain two Canadian committed, revolving credit facilities with the Bank of Montreal totaling $25.0 million (USD). The Canadian committed revolving credit facilities expire annually in February, but can be renewed each year solely at our discretion until August 2027, therefore, we have classified all outstanding amounts under these facilities as long-term debt within our consolidated balance sheets. At May 27, 2023 and February 25, 2023, outstanding borrowings under these Canadian committed, revolving credit facilities were $3.7 million and $1.8 million, respectively. At May 27, 2023, the total amount available for revolving borrowings under the Bank of Montreal credit facilities was $21.3 million. The Bank of Montreal credit facilities have two maintenance financial covenants that are identical to those contained in the Wells Fargo credit facility. At May 27, 2023, we were in compliance with both financial covenants.

Our Wells Fargo credit facility, Bank of Montreal credit facilities and industrial revenue bonds would be classified as Level 2 within the fair value hierarchy described in Note 4.

Interest payments under the Wells Fargo and Bank of Montreal facilities were $2.4 million and $1.1 million for the three months ended May 27, 2023 and May 28, 2022, respectively.

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

The components of lease expense were as follows:

	Three Months Ended
(In thousands)	May 27, 2023	May 28, 2022
Operating lease cost	$3,276	$3,051
Short-term lease cost	10	314
Variable lease cost	755	906
Total lease cost	$4,041	$4,271

Other supplemental information related to leases was as follows:

	Three Months Ended
(In thousands except weighted-average data)	May 27, 2023	May 28, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$3,742	$3,537
Lease assets obtained in exchange for new operating lease liabilities	$1,580	$168
Weighted-average remaining lease term - operating leases	4.4 years	5.2 years
Weighted-average discount rate - operating leases	3.27%	2.86%

Future maturities of lease liabilities are as follows:

(In thousands)	May 27, 2023
Remainder of Fiscal 2024	$9,477
Fiscal 2025	11,785
Fiscal 2026	9,379
Fiscal 2027	7,960
Fiscal 2028	4,324
Fiscal 2029	1,547
Thereafter	2,226
Total lease payments	46,698
Less: Amounts representing interest	3,355
Present value of lease liabilities	$43,343

8.Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At May 27, 2023, $1.3 billion of these types of bonds were outstanding, of which $503.4 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

	Three Months Ended
(In thousands)	May 27, 2023	May 28, 2022
Balance at beginning of period	$17,893	$13,923
Additional accruals	4,353	4,069
Claims paid	(2,148)	(2,525)
Balance at end of period	$20,098	$15,467

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

Letters of credit
At May 27, 2023, we had $12.3 million of ongoing letters of credit, all of which have been issued under our committed revolving credit facility, as discussed in Note 6. We also have a $3.4 million letter of credit which has been issued outside our committed revolving credit facility, with no impact on our borrowing capacity and debt covenants.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $31.6 million as of May 27, 2023.

New Markets Tax Credit (NMTC) transactions
We have three outstanding NMTC arrangements which help to support operational expansion. Proceeds received from investors on these transactions are included within other current and other non-current liabilities in our consolidated balance sheets. The NMTC arrangements are subject to 100 percent tax credit recapture for a period of seven years from the date of each respective transaction. Upon the termination of each arrangement, these proceeds will be recognized in earnings in exchange for the transfer of tax credits. The direct and incremental costs incurred in structuring these arrangements have been deferred and are included in other current and other non-current assets in our consolidated balance sheets. These costs will be recognized in conjunction with the recognition of the related proceeds on each arrangement. During the construction phase or for working capital purposes for each project, we are required to hold cash dedicated to fund each project which is classified as restricted cash in our consolidated balance sheets. Variable-interest entities, which have been included within our consolidated financial statements, have been created as a result of the structure of these transactions, as investors in the programs do not have a material interest in their underlying economics.

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
(1) Continuation of the August 2018 NMTC financing transaction

Litigation
The Company is a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply and services industry, the Company is routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. We have in the past and are currently subject to product liability and warranty claims, including certain legal claims related to a commercial sealant product formerly incorporated into our products. In December 2022, the claimant in an arbitration of one such claim was awarded $20 million. The Company has appealed the award and believes, after taking into account all currently available information, including the advice of counsel and the likelihood of available insurance coverage, that this award will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The Company is also subject to litigation arising out of areas such as employment practices, workers compensation and general liability matters. Although it is very difficult to accurately predict the outcome of any such proceedings, facts currently available indicate that no matters will result in losses that would have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

9.Share-Based Compensation

As part of our compensation structure, we grant stock-based compensation awards to certain employees and non-employee directors during the fiscal year. These awards may be in the form of incentive stock options (to employees only), nonstatutory options, or nonvested share awards and units, all of which are granted at a price or with an exercise price equal to the fair market value of the Company’s stock at the date of award. Refer to our Form 10-K for further information on our share-based compensation plans.

The table below sets forth the number of stock-based compensation awards granted during the three-months ended May 27, 2023, along with the weighted average grant date fair value:

Awards	Number of Awards	Weighted Average Exercise Price
Restricted stock awards and restricted stock units(1)	159,286	$42.77
Performance share units ("PSUs")(2)	47,402	$43.59

(1) Represent service condition awards which generally vest over a two- or three-year period.
(2) Represent performance condition awards with the grant equal to the target number of performance shares based on the share price at grant date. These grants allow for the right to receive a variable number of shares, between 0% and 200% of target, dependent on achieving a defined performance goal of return on invested capital and being employed at the end of the performance period.

Total share-based compensation expense included in the results of operations was $2.2 million for the three-month period ended May 27, 2023, and $1.6 million for the three-month period ended May 28, 2022.

At May 27, 2023, there was $10.3 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 20 months. The total fair value of shares vested during the three months ended May 27, 2023 was $5.5 million.

As of May 27, 2023, we had remaining stock options outstanding and expense to vest of 158,000, with a weighted average exercise price of $23.04 and an aggregate intrinsic value of $2.0 million.

10.Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to fiscal 2020, or state and local income tax examinations for years prior to fiscal 2015. The Company is not currently under U.S. federal examination for years subsequent to fiscal year 2019, and there is very limited audit activity of the Company’s income tax returns in U.S. state jurisdictions or international jurisdictions.

The total liability for unrecognized tax benefits was $5.2 million at May 27, 2023, compared to $5.3 million at February 25, 2023. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense.

11.Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
(In thousands)	May 27, 2023	May 28, 2022
Basic earnings per share – weighted average common shares outstanding	21,883	22,399
Weighted average effect of nonvested share grants and assumed exercise of stock options	503	252
Diluted earnings per share – weighted average common shares and potential common shares outstanding	22,386	22,651
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	229	106

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

	Three Months Ended
(In thousands)	May 27, 2023	May 28, 2022
Segment net sales
Architectural Framing Systems	$164,162	$163,292
Architectural Glass	97,202	76,265
Architectural Services	89,418	103,388
Large-Scale Optical	22,456	25,162
Intersegment eliminations	(11,525)	(11,472)
Net sales	$361,713	$356,635
Segment operating income (loss)
Architectural Framing Systems	$19,945	$23,665
Architectural Glass	16,521	5,169
Architectural Services	(596)	2,927
Large-Scale Optical	5,525	6,498
Corporate and other	(7,628)	(5,043)
Operating income	$33,767	$33,216

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, it is impractical to report product revenues generated by class of product, beyond the segment revenues currently reported.

13. Restructuring

During the second quarter of fiscal 2022, we announced plans to realign and simplify our business structure. The execution of these plans was completed during the first quarter of fiscal 2023, with the sale of the remaining manufacturing assets at our Architectural Glass location, in Dallas, Texas, for $4.1 million. The remaining assets had a carrying value of $3.4 million, and we recognized a gain on the sale of approximately $0.6 million, net of associated transaction costs, which is included as a reduction of cost of sales within our consolidated statements of operations for the prior-year period.

The following table summarizes our restructuring related accrual balances included within accrued payroll and related costs and other current liabilities in the consolidated balance sheets. All balances have been paid as of the end of the first quarter of fiscal 2024.

(In thousands)	Architectural Framing	Architectural Glass	Corporate & Other	Total
Balance at February 26, 2022	$440	$737	$228	$1,405
Payments	(124)	(378)	(68)	(570)
Other adjustments	(14)	(17)	—	(31)
Balance at May 28, 2022	302	342	160	804

Balance at February 25, 2023	$62	$23	$—	$85
Payments	(62)	(23)	—	(85)
Balance at May 27, 2023	$—	$—	$—	$—

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

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Information about factors that could materially affect our results can be found in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 25, 2023 and in subsequent filings with the U.S. Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.

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
3.Strengthen our core capabilities. We are shifting from our historical, decentralized operating model, to one with center-led functional expertise that enables us to leverage the scale of the enterprise to better support the needs of the business. We are establishing a Company-wide operating system with common tools and processes that are based on the foundation of Lean and Continuous Improvement, which we are calling "Apogee Management System or AMS". This will be supported by a robust talent management program and a commitment to strong governance to ensure compliance and drive sustainable performance.

We have made significant progress toward these financial targets through the execution of our strategy. We advanced our AMS initiatives, which have resulted in meaningful productivity improvements, particularly in Architectural Glass. We increased our focus on differentiated products and services, and effectively managed pricing to share in the value we delivered for our customers. We have focused on sustainable cost improvements and improvements to quality, service and delivery, while shifting mix toward more differentiated offerings. We integrated the Sotawall business into the Architectural Services segment, in order to create a single, unified offering for larger custom curtainwall projects. We advanced several initiatives to strengthen our core capabilities, driving the standardization of key business processes and systems. We also relaunched our talent development and leadership training programs and added key talent across the organization.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended February 25, 2023 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Highlights of First Quarter of Fiscal 2024 Compared to First Quarter of Fiscal 2023

Net sales
Consolidated net sales increased 1.4%, or $5.1 million, for the three-month period ended May 27, 2023, compared to the same period in the prior year, primarily driven by strong growth in the Architectural Glass segment, partially offset by a decline in the Architectural Services segment.

The relationship between various components of operations, as a percentage of net sales, is presented below:

	Three Months Ended
	May 27, 2023	May 28, 2022
Net sales	100.0%	100.0%
Cost of sales	74.3	76.0
Gross profit	25.7	24.0
Selling, general and administrative expenses	16.4	14.7
Operating income	9.3	9.3
Interest expense, net	0.6	0.3
Other expense, net	0.1	0.4
Earnings before income taxes	8.7	8.6
Income tax expense	2.2	2.2
Net earnings	6.5%	6.4%
Effective tax rate	25.0%	26.0%

Gross profit
Gross profit as a percent of sales (gross margin) was 25.7% for the three-month period ended May 27, 2023, compared to 24.0% for the three-month period ended May 28, 2022. The improvement was driven primarily by strong performance in the Architectural Glass segment, partially offset primarily by lower margins in the Architectural Services and Architectural Framing segment.

Selling, general and administrative (SG&A) expenses
SG&A expenses as a percent of sales was 16.4% for the three-month period ended May 27, 2023, compared to 14.7% for the prior year three-month period. SG&A increased as a percent of sales compared to the three-month period in the prior year primarily due to an increase in compensation related expenses, higher consulting costs, and higher allowance for credit losses.

Interest expense
Interest expense as a percent of sales was 0.6% for the three-month period ended May 27, 2023, compared to 0.3% for the prior year three-month period, primarily due to an increase in interest rates for the current year period.

Income tax expense
The effective income tax rate in the first quarter of fiscal 2024 was 25.0%, compared to 26.0% in the same period last year, primarily due to an increase to the valuation allowance related to foreign net operating loss carryforwards in the prior year.

Segment Analysis
The following table summarizes net sales, operating income (loss) and operating margin by segment and consolidated total.

	Three Months Ended
(In thousands, except percentages)	May 27, 2023	May 28, 2022
Segment net sales
Architectural Framing Systems	$164,162	$163,292
Architectural Glass	97,202	76,265
Architectural Services	89,418	103,388
Large-Scale Optical	22,456	25,162
Intersegment eliminations	(11,525)	(11,472)
Net sales	$361,713	$356,635
Segment operating income (loss)
Architectural Framing Systems	$19,945	$23,665
Architectural Glass	16,521	5,169
Architectural Services	(596)	2,927
Large-Scale Optical	5,525	6,498
Corporate and other	(7,628)	(5,043)
Operating income	$33,767	$33,216
Segment operating margin
Architectural Framing Systems	12.1%	14.5%
Architectural Glass	17.0	6.8
Architectural Services	(0.7)	2.8
Large-Scale Optical	24.6	25.8
Corporate and other	N/M	N/M
Operating income	9.3%	9.3%
N/M Indicates calculation not meaningful.

Architectural Framing Systems

	Three Months Ended
(In thousands)	May 27, 2023	May 28, 2022	% Change
Net sales	$164,162	$163,292	0.5%
Operating income	19,945	23,665	(15.7)%
Operating margin	12.1%	14.5%

Architectural Framing Systems net sales increased $0.9 million, or 0.5%, for the three-month period ended May 27, 2023, compared to the prior year period, driven by improved pricing and mix, which offset lower volume, as the segment continues to increase focus on target markets where it can provide differentiated offerings.

Operating margin decreased 240 basis points for the three-month period of the current year, compared to the same period in the prior year, primarily reflecting favorable timing of inventory flows and aluminum prices in the prior year, which did not repeat in this year's first quarter.

As of May 27, 2023, segment backlog was approximately $221 million, compared to approximately $243 million at the end of the prior quarter, and to approximately $310 million at the end of the first quarter of fiscal 2023. Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which may be expected to be recognized as revenue in the future. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. We view backlog as one indicator of future revenues, particularly in our longer-lead time businesses. In addition to backlog, we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog. We have visibility into future business commitments beyond backlog, as projects awarded, verbal commitments and bidding activities are not included in backlog.

Architectural Glass

	Three Months Ended
(In thousands)	May 27, 2023	May 28, 2022	% Change
Net sales	$97,202	$76,265	27.5%
Operating income	16,521	5,169	219.6%
Operating margin	17.0%	6.8%

Net sales increased $20.9 million, or 27.5%, for the three-month period ended May 27, 2023, compared to the same period in the prior year, driven by improved pricing, higher volume, and a more favorable sales mix, reflecting the segment's strategic shift to emphasize premium, high-performance products.

Operating margin increased by 10.2 percentage points primarily driven by improved pricing, favorable mix, and increased volume, partially offset by cost inflation.

Architectural Services

	Three Months Ended
(In thousands)	May 27, 2023	May 28, 2022	% Change
Net sales	$89,418	$103,388	(13.5)%
Operating (loss) income	(596)	2,927	N/M
Operating margin	(0.7)%	2.8%
N/M Indicates calculation not meaningful.

Architectural Services net sales decreased $14.0 million, or 13.5% for the three-month period ended May 27, 2023, compared to the same period in the prior year, primarily reflecting lower volume.

In the current quarter, the segment had negative operating margin of 0.7%, compared to operating margin of 2.8% in the same period of the prior year, primarily due to the impact of lower estimated profitability levels on certain projects, the unfavorable leverage impact of lower net sales, and severance costs related to a facility closure.

As of May 27, 2023, segment backlog was approximately $709 million, compared to approximately $727 million at the end of the prior quarter, and to approximately $681 million at the end of the first quarter of fiscal 2023. Backlog, a non-GAAP financial measure, and the implications thereof, are described within the Architectural Framing Systems discussion above.

Large-Scale Optical (LSO)

	Three Months Ended
(In thousands)	May 27, 2023	May 28, 2022	% Change
Net sales	$22,456	$25,162	(10.8)%
Operating income	5,525	6,498	(15.0)%
Operating margin	24.6%	25.8%

LSO net sales decreased $2.7 million, or 10.8%, for the three-month period ended May 27, 2023 compared to the same period in the prior year, primarily reflecting lower volume due to timing of customer orders and customer inventory destocking.

Operating margin decreased 120 basis points in the three-month period of the current year, compared to the same period in the prior year, primarily reflecting the unfavorable leverage impact of lower net sales.

Corporate and other
Our corporate and other expenses increased $2.6 million for the three-month period ended May 27, 2023 compared to the same period in the prior year, primarily due to an increase in compensation expense and higher consulting costs.

Liquidity and Capital Resources

Selected cash flow data	Three Months Ended
(In thousands)	May 27, 2023	May 28, 2022
Operating Activities
Net cash provided (used) by operating activities	$21,287	$(30,462)
Investing Activities
Capital expenditures	(7,398)	(5,125)
Proceeds from sales of property, plant and equipment	66	4,087
Net cash used by investing activities	(6,932)	(938)
Financing Activities
Borrowings on line of credit	105,852	161,000
Payments on line of credit	(105,000)	(62,000)
Repurchase and retirement of common stock	(5,193)	(74,312)
Dividends paid	(5,245)	(4,793)
Net cash (used) provided by financing activities	(11,263)	17,624

We rely on cash provided by operations for the Company’s material cash requirements, including working capital needs, capital expenditures, satisfaction of contractual commitments (including principal and interest payments on our outstanding indebtedness) and shareholder return through dividend payments and share repurchases.

Operating Activities. Net cash provided by operating activities was $21.3 million for the first three months of fiscal 2024, compared to $30.5 million of net cash used by operating activities in the prior year period, primarily reflecting lower working capital requirements for the current year period.

Investing Activities. Net cash used by investing activities was $6.9 million for the first three months of fiscal 2024, driven primarily by capital expenditures of $7.4 million. In the first three months of the prior year, net cash used by investing activities was $0.9 million, primarily driven by capital expenditures of $5.1 million, partially offset by proceeds from sales of property, plant and equipment of $4.1 million. The majority of our capital expenditures in the current year and prior year periods are to support future growth and cost reduction initiatives.

Financing Activities. Net cash used by financing activities was $11.3 million for the first three months of fiscal 2024, compared to net cash provided by financing activities of $17.6 million in the prior year period. The usage in the current year period was primarily driven by share repurchases and dividend payments totaling $10.4 million, while the prior year period included $99.0 million of net debt borrowings, partially offset by $79.1 million of share repurchases and dividend payments.

We paid dividends totaling $5.2 million ($0.24 per share) in the first three months of fiscal 2024, compared to $4.8 million ($0.22 per share) in the comparable prior year period. During the first three months of fiscal 2024, we repurchased 119,916 shares under our authorized share repurchase program, for a total cost of $5.2 million. In the first three months of fiscal 2023, we repurchased 1,571,139 shares under the share repurchase program, for a total cost of $74.3 million. In fiscal 2004, announced on April 10, 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock. The Board increased the authorization by 750,000 shares, announced on January 24, 2008; by 1,000,000 shares on each of the announcement dates of October 8, 2008, January 13, 2016, January 9, 2018, January 14, 2020, October 7, 2021, and June 22, 2022; and by 2,000,000 shares, on each of the announcement dates of October 3, 2018 and January 14, 2022. The repurchase program does not have an expiration date. Since the inception of the share repurchase program in 2004, we have purchased a total of 11,116,517 shares, at a total cost of $386.8 million. As of May 27, 2023, we had remaining authority to repurchase an additional 1,133,483 shares under this program. We may also elect to repurchase additional shares of common stock under our authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing.

Additional Liquidity Considerations. We periodically evaluate our liquidity requirements, cash needs and availability of debt resources relative to acquisition plans, significant capital plans, and other working capital needs.

As of the end of the first quarter of fiscal 2024, we had a committed revolving credit facility with maximum borrowings of up to $385 million, with a maturity date of August 5, 2027, and two Canadian committed, revolving credit facilities totaling $25 million (USD). At May 27, 2023, we had outstanding borrowings under our committed, revolving credit facility of $155.0 million, and $3.7 million outstanding under the Canadian committed, revolving credit facility. We are required to make periodic interest payments on our outstanding indebtedness, and future interest payments will be determined based on the amount of outstanding borrowings and prevailing interest rates during that time.

Our revolving credit facility contains two maintenance financial covenants that require us to stay below a maximum debt-to-EBITDA ratio of 3.25 and maintain a minimum ratio of EBITDA-to-interest expense of 3.00. In the event we make an acquisition for which the purchase price is greater than $75 million, we can elect to increase the maximum debt-to-EBITDA ratio to 3.75 for a period of four consecutive fiscal quarters, commencing with the fiscal quarter in which a qualifying acquisition occurs. No more than two acquisition "holidays" can occur during the term of the facility, and at least two fiscal quarters must separate qualifying acquisitions. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At May 27, 2023, we were in compliance with both financial covenants (which are identical in both of our revolving credit facilities).

Borrowings under the credit facility bear floating interest at either the Base Rate or Term SOFR, plus a margin based on the Leverage Ratio (as defined in the Credit Agreement). For Base Rate borrowings the margin ranges from 0.125% to 0.75%. For Term SOFR borrowings the margin ranges from 1.135% to 1.85%.

The facility also contains an "accordion" provision. Under this provision, we can request that the facility be increased by as much $200.0 million. Any Lender may elect or decline to participate in the requested increase at the Lender’s sole discretion.

Additionally, at May 27, 2023, we had a total of $12.3 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2024 to 2032 and reduce borrowing capacity under the revolving credit facility. As of May 27, 2023, the amount available for revolving borrowings under the Wells Fargo credit facility was $217.7 million.
We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Future payments for such leases, excluding leases with initial terms of one year or less, were $46.7 million at May 27, 2023, with $9.5 million payable during the remainder of fiscal 2024.

As of May 27, 2023, we had $31.6 million of open purchase obligations, of which payments totaling $22.4 million are expected to become due during the remainder of fiscal 2024. These purchase obligations primarily relate to raw material commitments and capital expenditures and are not expected to impact future liquidity, as amounts should be recovered through customer billings.

We expect to make contributions of $0.7 million to our defined-benefit pension plans in fiscal 2024, which will equal or exceed our minimum funding requirements.

As of May 27, 2023, we had reserves of $5.2 million for unrecognized tax benefits. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At May 27, 2023, $1.3 billion of these types of bonds were outstanding, of which $503.4 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

We continue to evaluate acquisition opportunities on a regular basis. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

Due to our ability to generate strong cash from operations and our borrowing capability under our committed revolving credit facilities, we believe that our sources of liquidity will be adequate to meet our short-term and long-term liquidity and capital expenditure needs. In addition, we believe that we have the ability currently to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. We also believe that we will be able to operate our business so as to continue to be in compliance with our existing debt covenants over the next fiscal year.

Related Party Transactions
No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended February 25, 2023.

Critical Accounting Policies
There have been no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 25, 2023.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2023 for a discussion of the Company’s market risk. There have been no material changes in market risk since February 25, 2023.

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
b)Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 27, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The Company is a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply and services industry, the Company is routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. We have in the past and are currently subject to product liability and warranty claims, including certain legal claims related to a commercial sealant product formerly incorporated into our products. In December 2022, the claimant in an arbitration of one such claim was awarded $20 million. The Company has appealed the award and believes, after taking into account all currently available information, including the advice of counsel and the likelihood of available insurance coverage, that this award will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The Company is also subject to litigation arising out of areas such as employment practices, workers compensation and general liability matters. Although it is very difficult to accurately predict the outcome of any such proceedings, facts currently available indicate that no matters will result in losses that would have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

Item 1A.Risk Factors
There have been no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 25, 2023.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
February 26, 2023 to March 25, 2023	1,432	$45.73	—	1,253,399
March 26, 2023 to April 22, 2023	45,000	43.65	45,000	1,208,399
April 23, 2023 to May 27, 2023	114,084	42.92	74,916	1,133,483
Total	160,516	$43.37	119,916	1,133,483
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

Item 6.Exhibits

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year-ended February 28, 2004.)
3.2	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on January 16, 2020.)
3.3	Amended and Restated Bylaws of Apogee Enterprises, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter-ended May 29, 2021).
10.1	Offer Letter dated March 2, 2023 between Apogee Enterprises, Inc. and Matthew J. Osberg. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 2, 2023.
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101#
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of May 27, 2023 and February 25, 2023, (ii) the Consolidated Results of Operations for the three-months ended May 27, 2023 and May 28, 2022, (iii) the Consolidated Statements of Comprehensive Earnings for the three-months ended May 27, 2023 and May 28, 2022, (iv) the Consolidated Statements of Cash Flows for the three-months ended May 27, 2023 and May 28, 2022, (v) the Consolidated Statements of Shareholders' Equity for the three-months ended May 27, 2023 and May 28, 2022, and (vi) Notes to Consolidated Financial Statements.

104#	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
Exhibits marked with a (#) sign are filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: June 28, 2023	By: /s/ Ty R. Silberhorn
Ty R. Silberhorn President and Chief Executive Officer (Principal Executive Officer)

Date: June 28, 2023	By: /s/ Matthew J. Osberg
Matthew J. Osberg Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)