Form 10-Q
period 2023-08-26
APOGEE ENTERPRISES, INC.
filed 2023-10-04
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 26, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of September 29, 2023, 22,072,357 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except stock data)	August 26, 2023	February 25, 2023
Assets
Current assets
Cash and cash equivalents	$18,423	$19,924
Restricted cash	—	1,549
Receivables, net	205,720	197,267
Inventories	72,775	78,441
Contract assets	50,360	59,403
Other current assets	29,036	26,517
Total current assets	376,314	383,101
Property, plant and equipment, net of accumulated depreciation of $449,110 and $431,710	245,541	248,867
Operating lease right-of-use assets	41,049	41,354
Goodwill	129,143	129,026
Intangible assets, net	65,303	67,375
Other non-current assets	51,229	45,642
Total assets	$908,579	$915,365
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$78,323	$86,549
Accrued compensation and benefits	34,156	51,651
Contract liabilities	32,498	28,011
Operating lease liabilities	12,168	11,806
Other current liabilities	67,141	64,532
Total current liabilities	224,286	242,549
Long-term debt	145,675	169,837
Non-current operating lease liabilities	31,962	33,072
Non-current self-insurance reserves	32,933	29,316
Other non-current liabilities	41,405	44,183
Commitments and contingent liabilities (Note 7)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 22,072,123 and 22,224,299, respectively	7,357	7,408
Additional paid-in capital	147,413	146,816
Retained earnings	308,248	273,740
Accumulated other comprehensive loss	(30,700)	(31,556)
Total shareholders’ equity	432,318	396,408
Total liabilities and shareholders’ equity	$908,579	$915,365
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 26, 2023	August 27, 2022	August 26, 2023	August 27, 2022
Net sales	$353,675	$372,109	$715,388	$728,744
Cost of sales	258,304	287,173	527,031	558,191
Gross profit	95,371	84,936	188,357	170,553
Selling, general and administrative expenses	54,818	52,864	114,037	105,265
Operating income	40,553	32,072	74,320	65,288
Interest expense, net	2,230	1,698	4,266	2,904
Other (income) expense, net	(4,900)	173	(4,612)	1,483
Earnings before income taxes	43,223	30,201	74,666	60,901
Income tax expense (benefit)	9,896	(7,188)	17,763	781
Net earnings	$33,327	$37,389	$56,903	$60,120
Basic earnings per share	$1.54	$1.71	$2.61	$2.72
Diluted earnings per share	$1.52	$1.68	$2.57	$2.66
Weighted average basic shares outstanding	21,708	21,860	21,813	22,129
Weighted average diluted shares outstanding	21,962	22,245	22,105	22,563
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	August 26, 2023	August 27, 2022	August 26, 2023	August 27, 2022
Net earnings	$33,327	$37,389	$56,903	$60,120
Other comprehensive earnings (loss):
Unrealized (loss) gain on marketable securities, net of $(8), $(28), $25 and $(102) of tax (benefit) expense, respectively	(28)	(106)	93	(382)
Unrealized gain (loss) on derivative instruments, net of $66, $(152), $(55) and $(1,469) of tax expense (benefit), respectively	217	(500)	(180)	(4,816)
Foreign currency translation adjustments	508	(2,777)	943	(1,045)
Other comprehensive earnings (loss)	697	(3,383)	856	(6,243)
Total comprehensive earnings	$34,024	$34,006	$57,759	$53,877

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	August 26, 2023	August 27, 2022
Operating Activities
Net earnings	$56,903	$60,120
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,661	21,448
Share-based compensation	4,483	3,394
Deferred income taxes	(4,281)	6,858
Gain on disposal of assets	(62)	(695)
Proceeds from New Markets Tax Credit transaction, net of deferred costs	—	18,390
Settlement of New Markets Tax Credit transaction	(4,687)	(19,523)
Noncash lease expense	6,153	6,160
Other, net	(1,121)	3,836
Changes in operating assets and liabilities:
Receivables	(8,238)	(71,720)
Inventories	5,841	(17,636)
Contract assets	8,992	6,754
Accounts payable and accrued expenses	(21,096)	(11,793)
Contract liabilities	4,244	20,927
Refundable and accrued income taxes	4,292	(20,486)
Operating lease liability	(6,608)	(6,684)
Prepaid expenses and other current assets	(2,912)	(1,993)
Net cash provided (used) by operating activities	62,564	(2,643)
Investing Activities
Capital expenditures	(15,018)	(9,255)
Proceeds from sales of property, plant and equipment	143	4,122
Purchases of marketable securities	(969)	—
Sales/maturities of marketable securities	775	450
Net cash used by investing activities	(15,069)	(4,683)
Financing Activities
Borrowings on line of credit	174,853	409,880
Repayment on debt	—	(151,000)
Payments on line of credit	(199,000)	(171,000)
Payments on debt issue costs	—	(687)
Repurchase and retirement of common stock	(11,821)	(74,312)
Dividends paid	(10,467)	(9,602)
Other, net	(3,705)	(2,815)
Net cash (used) provided by financing activities	(50,140)	464
Decrease in cash, cash equivalents and restricted cash	(2,645)	(6,862)
Effect of exchange rates on cash	(405)	28
Cash, cash equivalents and restricted cash at beginning of year	21,473	37,583
Cash and cash equivalents at end of period	$18,423	$30,749
Noncash Activity
Capital expenditures in accounts payable	$2,493	$2,019
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 25, 2023	22,224	$7,408	$146,816	$273,740	$(31,556)	$396,408
Net earnings	—	—	—	23,576	—	23,576
Other comprehensive income, net of tax	—	—	—	—	159	159
Issuance of stock, net of cancellations	155	52	13	(9)	—	56
Share-based compensation	—	—	2,178	—	—	2,178
Share repurchases	(120)	(40)	(829)	(4,324)	—	(5,193)
Other share retirements	(40)	(14)	(281)	(1,438)	—	(1,733)
Cash dividends	—	—	—	(5,245)	—	(5,245)
Balance at May 27, 2023	22,219	$7,406	$147,897	$286,300	$(31,397)	$410,206
Net earnings	—	—	$—	33,327	$—	$33,327
Other comprehensive income, net of tax	—	—	—	—	697	697
Issuance of stock, net of cancellations	(3)	(1)	7	(195)	—	(189)
Share-based compensation	—	—	2,305	—	—	2,305
Exercise of stock options	25	8	(1,192)	—	—	(1,184)
Share repurchases	(160)	(53)	(1,160)	(5,415)	—	(6,628)
Other share retirements	(9)	(3)	(444)	(547)	—	(994)
Cash dividends	—	—	—	(5,222)	—	(5,222)
Balance at August 26, 2023	22,072	$7,357	$147,413	$308,248	$(30,700)	$432,318

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 26, 2022	23,701	7,901	149,713	254,825	(26,240)	386,199
Net earnings	—	—	—	22,731	—	22,731
Other comprehensive loss, net of tax	—	—	—	—	(2,860)	(2,860)
Issuance of stock, net of cancellations	100	33	23	—	—	56
Share-based compensation	—	—	1,597	—	—	1,597
Share repurchases	(1,571)	(524)	(10,350)	(63,438)	—	(74,312)
Other share retirements	(30)	(10)	(198)	(1,120)	—	(1,328)
Cash dividends	—	—	—	(4,793)	—	(4,793)
Balance at May 28, 2022	22,200	$7,400	$140,785	$208,205	$(29,100)	$327,290
Net earnings	—	—	—	37,389	—	37,389
Other comprehensive loss, net of tax	—	—	—	—	(3,383)	(3,383)
Issuance of stock, net of cancellations	(14)	(5)	61	—	—	56
Share-based compensation	—	—	1,797	—	—	1,797
Exercise of stock options	36	12	(954)	—	—	(942)
Other share retirements	(13)	(4)	(114)	(540)	—	(658)
Cash dividends	—	—	—	(4,809)	—	(4,809)
Balance at August 27, 2022	22,209	$7,403	$141,575	$240,245	$(32,483)	$356,740

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 25, 2023. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three- and six-month periods ended August 26, 2023 are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated balance sheets, consolidated statements of cash flows and notes to consolidated financial statements to conform to current year presentation of contract assets and liabilities. These reclassifications had no impact on reported cash flows or total assets and liabilities.

Adoption of new accounting standards
In the first quarter, we adopted the guidance in ASU 2022-04, Liabilities – Supplier Finance Programs, Disclosure of Supplier Finance Program Obligations. The guidance requires that entities that use supplier finance programs disclose information about the nature and potential magnitude of the programs, activity during the period, and changes from period to period. Beginning in the first quarter, we implemented a supplier financing arrangement with U.S. Bank that enables our suppliers, at their sole discretion, to sell their Apogee receivables (i.e., our payment obligations to the suppliers) to U.S. Bank on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the supplier financing arrangement has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the supplier financing program, and we do not provide any guarantees in connection with it. As of August 26, 2023, $4.9 million of obligations remained outstanding that we have confirmed as valid to the administrators of our program with U.S. Bank. These balances are reflected in accounts payable in the consolidated balance sheets and are reflected in net cash provided (used by) operating activities in our consolidated statements of cash flows when settled.

2.Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 11 for disclosure of revenue by segment):

	Three Months Ended		Six Months Ended
(In thousands)	August 26, 2023	August 27, 2022	August 26, 2023	August 27, 2022
Recognized at shipment	$152,240	$174,693	$304,895	$335,857
Recognized over time	201,435	197,416	410,493	392,887
Total	$353,675	$372,109	$715,388	$728,744

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

(In thousands)	August 26, 2023	February 25, 2023
Trade accounts	$138,283	$140,732
Construction contracts	70,742	58,331
Total receivables	209,025	199,063
Less: allowance for credit losses	3,305	1,796
Receivables, net	$205,720	$197,267

The following table summarizes the activity in the allowance for credit losses for the six-month period ended:

(In thousands)	August 26, 2023
Beginning balance	$1,796
Additions charged to costs and expenses	1,594
Deductions from allowance, net of recoveries	(95)
Foreign currency effects	10
Ending balance	$3,305

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

The time period between when performance obligations are complete and payment is due is not significant. In certain parts of our business that recognize revenue over time, progress billings follow an agreed-upon schedule of values.

The changes in contract assets and contract liabilities were mainly due to timing of project activity within our businesses that operate under long-term contracts.

Other contract-related disclosures	Three Months Ended		Six Months Ended
(In thousands)	August 26, 2023	August 27, 2022	August 26, 2023	August 27, 2022
Revenue recognized related to contract liabilities from prior year-end	$2,249	$4,978	$24,956	$33,157
Revenue recognized related to prior satisfaction of performance obligations	4,477	4,770	4,904	4,946

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that time frame. Generally, these contracts are found in our businesses that typically operate with long-term contracts, which recognize revenue over time. The transaction prices associated with unsatisfied performance obligations at August 26, 2023 are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	August 26, 2023
Within one year	$444,579
Within two years	256,248
Beyond two years	49,970
Total	$750,797

3.Inventories

Inventories

(In thousands)	August 26, 2023	February 25, 2023
Raw materials	$36,465	$36,869
Work-in-process	15,543	18,024
Finished goods	20,767	23,548
Total inventories	$72,775	$78,441

4.Financial Instruments

Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of fixed-maturity investments:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
August 26, 2023	$10,778	$2	$588	$10,192
February 25, 2023	10,647	—	702	9,945

Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of these investments at August 26, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$2,717	$2,675
Due after one year through five years	8,061	7,517
Total	$10,778	$10,192

Derivative instruments
We use interest rate swaps, foreign exchange contracts, commodity swaps and forward purchase contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity price fluctuations. The information that follows explains the various types of derivatives and financial instruments we use, how such instruments are accounted for, and how such instruments impact our financial position and performance.

In fiscal 2020, we entered into an interest rate swap to hedge exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility. As of August 26, 2023, the interest rate swap contract had a notional value of $30.0 million and has a maturity date of February 5, 2026.

We periodically enter into forward purchase contracts and/or fixed/floating swaps to manage the risk associated with fluctuations in aluminum prices and fluctuations in foreign exchange rates. These contracts generally have an original maturity date of less than one year. As of August 26, 2023, we held aluminum fixed/floating swaps and foreign exchange contracts with U.S. dollar notional values of $12.9 million and $1.6 million, respectively.

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
August 26, 2023
Assets:
Money market funds	$9,385	$—	$9,385
Municipal and corporate bonds	—	10,192	10,192
Foreign currency option contract	—	9	9
Interest rate swap contract	—	1,748	1,748
Liabilities:
Aluminum hedging contract	—	1,034	1,034

February 25, 2023
Assets:
Money market funds	$8,062	$—	$8,062
Municipal and corporate bonds	—	9,945	9,945
Interest rate swap contract	—	1,817	1,817
Liabilities:
Foreign currency forward/option contract	—	206	206
Aluminum hedging contract	—	1,075	1,075

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

During the second quarter of fiscal 2024, we did not identify any qualitative indicators of impairment at any of our reporting units, and therefore, no interim quantitative goodwill impairment evaluation was performed.

The following table presents the carrying amount of goodwill attributable to each reporting segment including the amount of goodwill that was reallocated from the Architectural Framing Systems segment to the Architectural Services segment using the relative fair value approach during the first quarter of fiscal 2023:

(In thousands)	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at February 26, 2022	$93,181	$25,244	$1,120	$10,557	$130,102
Reallocation among reporting units (1)	(2,048)	—	2,048	—	—
Foreign currency translation	(996)	57	(137)	—	(1,076)
Balance at February 25, 2023	90,137	25,301	3,031	10,557	129,026
Foreign currency translation	6	111	—	—	117
Balance at August 26, 2023	$90,143	$25,412	$3,031	$10,557	$129,143

(1) Represents the reallocation of goodwill as a result of transitioning Sotawall from the Architectural Framing Systems segment to the Architectural Services segment as of the start of the first quarter of fiscal 2023.

Other intangible assets
Indefinite-lived intangible assets
We have intangible assets for certain acquired trade names and trademarks which are determined to have indefinite useful lives. We test indefinite-lived intangible assets for impairment annually at the same measurement date as goodwill, the first day of our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. During the second quarter of fiscal 2024, we did not identify any qualitative indicators of impairment at any of our reporting units, and therefore, no interim quantitative intangible impairment evaluation was performed.

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

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
August 26, 2023
Definite-lived intangible assets:
Customer relationships	$86,798	$(51,317)	$138	$35,619
Other intangibles	38,360	(35,641)	112	2,831
Total	125,158	(86,958)	250	38,450
Indefinite-lived intangible assets:
Trademarks	26,851	—	2	26,853
Total intangible assets	$152,009	$(86,958)	$252	$65,303
February 25, 2023
Definite-lived intangible assets:
Customer relationships	$89,495	$(49,404)	$(2,697)	$37,394
Other intangibles	39,404	(35,229)	(1,045)	3,130
Total	128,899	(84,633)	(3,742)	40,524
Indefinite-lived intangible assets:
Trademarks	27,129	—	(278)	26,851
Total intangible assets	$156,028	$(84,633)	$(4,020)	$67,375

Amortization expense on definite-lived intangible assets was $2.0 million and $2.1 million for the six-month periods ended August 26, 2023 and August 27, 2022, respectively. Amortization expense of other identifiable intangible assets is included in selling, general and administrative expenses. At August 26, 2023, the estimated future amortization expense for definite-lived intangible assets was:

(In thousands)	Remainder of 2024	2025	2026	2027	2028
Estimated amortization expense	$2,114	$4,228	$4,211	$4,380	$3,913

6.Debt

As of August 26, 2023, we had a committed revolving credit facility with Wells Fargo Bank, N.A. as administrative agent, and other lenders (U.S. credit facility) with maximum borrowings of up to $385 million and a maturity date of August 5, 2027. Outstanding borrowings under the revolving credit facility were $130.0 million and $156.0 million as of August 26, 2023 and February 25, 2023, respectively.

We also maintain two Canadian committed, revolving credit facilities with the Bank of Montreal totaling $25.0 million USD (Canadian facilities). The Canadian facilities expire annually in February, but can be renewed each year solely at our discretion until August 2027. Therefore, we have classified all outstanding amounts under these facilities as long-term debt within our consolidated balance sheets. At August 26, 2023 and February 25, 2023, outstanding borrowings under these Canadian facilities were $3.7 million and $1.8 million, respectively.

Our revolving credit facilities contain two maintenance financial covenants that require us to stay below a maximum debt-to-EBITDA ratio of 3.25 and maintain a minimum ratio of EBITDA-to-interest expense of 3.00. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At August 26, 2023, we were in compliance with both financial covenants.

The U.S. credit facility also contains an acquisition holiday. In the event we make an acquisition for which the purchase price is greater than $75 million, we can elect to increase the maximum debt-to-EBITDA ratio to 3.75 for a period of four consecutive fiscal quarters, commencing with the fiscal quarter in which a qualifying acquisition occurs. No more than two acquisition "holidays" can occur during the term of the facility, and at least two fiscal quarters must separate qualifying acquisitions.

Borrowings under the credit facilities bear floating interest at either the Base Rate or Term SOFR, plus a margin based on the Leverage Ratio (as defined in the Credit Agreement). For Base Rate borrowings, the margin ranges from 0.125% to 0.75%. For Term SOFR borrowings, the margin ranges from 1.135% to 1.85%.

The U.S. credit facility also contains an "accordion" provision. Under this provision, we can request that the facility be increased by as much $200.0 million. Any Lender may elect or decline to participate in the requested increase at the Lender’s sole discretion.

At August 26, 2023, we had a total of $15.2 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal year 2025 and reduce borrowing capacity under the revolving credit facility. As of August 26, 2023, the amount available for revolving borrowings was $239.8 million and $21.3 million under the Wells Fargo credit facility and Bank of Montreal credit facilities, respectively.

At August 26, 2023, debt included $12.0 million of industrial revenue bonds that mature in fiscal years 2036 through 2043.

The fair value of our U.S. credit facility, Canadian credit facilities and industrial revenue bonds approximated carrying value at August 26, 2023, and would be classified as Level 2 within the fair value hierarchy described in Note 4, due to the variable interest rates on these instruments..

Interest payments under the U.S. and Canadian credit facilities were $5.4 million and $2.8 million for the six months ended August 26, 2023 and August 27, 2022, respectively.

7.Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At August 26, 2023, $1.3 billion of these types of bonds were outstanding, of which $452.4 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

Warranty and project-related contingencies
We reserve estimated exposures on known claims, as well as on a portion of anticipated claims, for product warranty and rework cost, based on historical product liability claims as a ratio of sales. Claim costs are deducted from the accrual when paid. Factors that could have an impact on these accruals in any given period include the following: changes in manufacturing quality, changes in product mix, and any significant changes in sales volume.

	Six Months Ended
(In thousands)	August 26, 2023	August 27, 2022
Balance at beginning of period	$17,893	$13,923
Additional accruals	8,887	6,918
Claims paid	(4,440)	(4,201)
Balance at end of period	$22,340	$16,640

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

Letters of credit
At August 26, 2023, we had $15.2 million of ongoing letters of credit, all of which have been issued under our committed revolving credit facility, as discussed in Note 6. We also have a $3.4 million letter of credit which has been issued outside our committed revolving credit facility, with no impact on our borrowing capacity and debt covenants.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $30.4 million as of August 26, 2023.

New Markets Tax Credit (NMTC) transactions
We have two outstanding NMTC arrangements which help to support operational expansion. Proceeds received from investors on these transactions are included within other non-current liabilities in our consolidated balance sheets. The NMTC arrangements are subject to 100 percent tax credit recapture for a period of seven years from the date of each respective transaction. Upon the termination of each arrangement, these proceeds will be recognized in earnings in exchange for the transfer of tax credits. The direct and incremental costs incurred in structuring these arrangements have been deferred and are included in other non-current assets in our consolidated balance sheets. These costs will be recognized in conjunction with the recognition of the related proceeds on each arrangement. During the construction phase or for working capital purposes for each project, we are required to hold cash dedicated to fund each project which is classified as restricted cash in our consolidated balance sheets. Variable-interest entities, which have been included within our consolidated financial statements, have been created as a result of the structure of these transactions, as investors in the programs do not have a material interest in their underlying economics.

During the second quarter ended August 26, 2023, one NMTC transaction was settled as expected and as a result, a $4.7 million benefit was recorded in other (income) expense, net.

The table below provides a summary of estimated benefits related to our outstanding NMTC transactions (in thousands):

Inception date	Termination date	Deferred Benefit	Deferred costs	Net benefit
May 2022(1)	August 2025	$6,052	$1,604	$4,448
September 2018	September 2025	$3,198	$1,031	$2,167
Total		$9,250	$2,635	$6,615
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

8.Share-Based Compensation

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

The table below sets forth the number of stock-based compensation awards granted during the six-months ended August 26, 2023, along with the weighted average grant date fair value:

Awards	Number of Awards	Weighted Average Exercise Price
Restricted stock awards and restricted stock units(1)	180,450	$42.80
Performance share units ("PSUs")(2)	48,483	$43.59

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

Total share-based compensation expense included in the results of operations was $4.5 million for the six-month period ended August 26, 2023, and $3.4 million for the six-month period ended August 27, 2022.

At August 26, 2023, there was $11.0 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 22 months. The total fair value of shares vested during the six months ended August 26, 2023 was $5.5 million.

9.Income Taxes

We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, Canada, Brazil and other international jurisdictions. We are no longer subject to U.S. federal tax examinations for years prior to fiscal 2020, or state and local income tax examinations for years prior to fiscal 2015. We are not currently under U.S. federal examination for years subsequent to fiscal year 2019, and there is very limited audit activity of our income tax returns in U.S. state jurisdictions or international jurisdictions.

The total liability for unrecognized tax benefits was $5.3 million at August 26, 2023 and at February 25, 2023, respectively. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense.

10.Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share (diluted EPS):

	Three Months Ended		Six Months Ended
(In thousands)	August 26, 2023	August 27, 2022	August 26, 2023	August 27, 2022
Basic earnings per share – weighted average common shares outstanding	21,708	21,860	21,813	22,129
Weighted average effect of nonvested share grants and assumed exercise of stock options	254	385	292	434
Diluted earnings per share – weighted average common shares and potential common shares outstanding	21,962	22,245	22,105	22,563
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	51	120	73	120

11.Business Segment Data

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

	Three Months Ended		Six Months Ended
(In thousands)	August 26, 2023	August 27, 2022	August 26, 2023	August 27, 2022
Segment net sales
Architectural Framing Systems	$158,801	$172,867	$322,963	$336,159
Architectural Glass	94,096	77,352	191,298	153,617
Architectural Services	88,064	106,732	177,482	210,120
Large-Scale Optical	23,645	25,166	46,101	50,328
Intersegment eliminations	(10,931)	(10,008)	(22,456)	(21,480)
Net sales	$353,675	$372,109	$715,388	$728,744
Segment operating income (loss)
Architectural Framing Systems	$21,060	$20,512	$41,005	$44,177
Architectural Glass	17,434	6,457	33,955	11,626
Architectural Services	3,519	5,490	2,923	8,417
Large-Scale Optical	4,663	5,991	10,188	12,489
Corporate and other*	(6,123)	(6,378)	(13,751)	(11,421)
Operating income	$40,553	$32,072	$74,320	$65,288
*Corporate and other includes certain corporate expenses that are not allocated at a segment level.

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

Non-GAAP Measures
We have included in this report measures of financial performance that are not defined by GAAP. We believe that these measures provide useful information to investors, and include these measures in other communications to investors. For each of these non-GAAP financial measures, we are providing a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure, an explanation of why we believe the non-GAAP measure provides useful information to investors, and any additional material purposes for which our management or Board of Directors uses the non-GAAP measure. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable GAAP measure. Adjusted net earnings and adjusted earnings per diluted share (adjusted diluted EPS) are supplemental non-GAAP financial measures provided by the Company to assess performance on a more comparable basis from period-to-period by excluding amounts that management does not consider part of core operating results. Management uses these non-GAAP measures to evaluate the Company’s historical and prospective financial performance, measure operational profitability on a consistent basis, as a factor in determining executive compensation, and to provide enhanced transparency to the investment community.

Overview
We are a leader in the design and development of value-added glass and metal products and services. Our four reporting segments are: Architectural Framing Systems, Architectural Glass, Architectural Services and Large-Scale Optical (LSO).

The three key elements of our enterprise strategy are discussed below:
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

We have made significant progress toward executing our enterprise strategy and underlying financial targets. We advanced our AMS initiatives, which have resulted in meaningful productivity improvements, particularly in Architectural Glass. We increased our focus on differentiated products and services, and effectively managed pricing to share in the value we delivered for our customers. We have focused on sustainable cost improvements and improvements to quality, service and delivery, while shifting mix toward more differentiated offerings. We integrated the Sotawall business into the Architectural Services segment, in order to create a single, unified offering for larger custom curtainwall projects. We advanced several initiatives to strengthen our core capabilities, driving the standardization of key business processes and systems. We also relaunched our talent development and leadership training programs and added key talent across the organization.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended February 25, 2023 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Results of Operations
The following tables provide various components of operations as year over year U.S. dollar and percentage change, as well as a percentage of net sales.

	Three Months Ended				% of Net Sales
(in thousands, except percentages)	August 26, 2023	August 27, 2022	$ Change	% Change	August 26, 2023	August 27, 2022
Net sales	$353,675	$372,109	$(18,434)	(5.0)%	100.0%	100.0%
Cost of sales	258,304	287,173	(28,869)	(10.1)	73.0	77.2
Gross profit	95,371	84,936	10,435	12.3	27.0	22.8
Selling, general and administrative expenses	54,818	52,864	1,954	3.7	15.5	14.2
Operating income	40,553	32,072	8,481	26.4	11.5	8.6
Interest expense, net	2,230	1,698	532	31.3	0.6	0.5
Other (income) expense, net	(4,900)	173	(5,073)	N/M	(1.4)	—
Earnings before income taxes	43,223	30,201	13,022	43.1	12.2	8.1
Income tax expense (benefit)	9,896	(7,188)	17,084	N/M	2.8	(1.9)
Net earnings	$33,327	$37,389	$(4,062)	(10.9)%	9.4%	10.0%
Effective tax rate					22.9%	(23.8)%

	Six Months Ended				% of Net Sales
(in thousands, except percentages)	August 26, 2023	August 27, 2022	$ Change	% Change	August 26, 2023	August 27, 2022
Net sales	$715,388	$728,744	$(13,356)	(1.8)%	100.0%	100.0%
Cost of sales	527,031	558,191	(31,160)	(5.6)	73.7	76.6
Gross profit	188,357	170,553	17,804	10.4	26.3	23.4
Selling, general and administrative expenses	114,037	105,265	8,772	8.3	15.9	14.4
Operating income	74,320	65,288	9,032	13.8	10.4	9.0
Interest expense, net	4,266	2,904	1,362	46.9	0.6	0.4
Other (income) expense, net	(4,612)	1,483	(6,095)	N/M	(0.6)	0.2
Earnings before income taxes	74,666	60,901	13,765	22.6	10.4	8.4
Income tax expense	17,763	781	16,982	2,174.4	2.5	0.1
Net earnings	$56,903	$60,120	$(3,217)	(5.4)%	8.0%	8.2%
Effective tax rate					23.8%	1.3%

Comparison of Second Quarter Fiscal 2024 to Second Quarter Fiscal 2023
•Consolidated net sales decreased 5.0%, or $18.4 million, to $353.7 million, primarily reflecting lower volumes in Architectural Framing Systems and Architectural Services, partially offset by strong growth in the Architectural Glass segment.

•Gross profit increased 12.3%, or $10.4 million, and gross margin increased to 27.0% compared to 22.8%. The improvement in gross margin was primarily driven by higher gross margins in both Architectural Glass and Architectural Framing Systems and the increased mix of Architectural Glass in the consolidated results. This was partially offset by lower margins in the Large-Scale Optical segment.

•Selling, general and administrative expenses increased $2.0 million to 15.5% of net sales compared to 14.2%. The increase was primarily due to increased compensation-related expenses and higher consulting costs.

•Operating income grew 26.4% to $40.6 million, and operating margin increased 290 basis points to 11.5%, primarily driven by improved operating margin in Architectural Glass as well as the Architectural Glass segment comprising a higher mix of the consolidated results.

•Interest expense, net was $2.2 million compared to $1.7 million, reflecting a higher average interest rate, partially offset by a lower average debt level.

•Other (income) expense, net included a $4.7 million pre-tax gain related to finalization of a New Markets Tax Credit transaction realized during the second quarter of fiscal 2024.

•Income tax expense was $9.9 million, compared to a tax benefit of $7.2 million. The prior year period included a $13.7 million tax deduction for a worthless stock loss and related discrete tax benefits.

Comparison of First Six Months of Fiscal 2024 to First Six Months of Fiscal 2023
•Consolidated net sales decreased 1.8%, or $13.4 million to $715.4 million, primarily reflecting lower volumes in Architectural Framing Systems and Architectural Services, partially offset by improved pricing, mix and volumes in the Architectural Glass segment.

•Gross profit increased 10.4%, or $17.8 million, to 26.3% of net sales compared to 23.4%. The gross margin improvement was driven primarily by higher margins in the Architectural Glass segment and the increased mix of that segment in consolidated results. This was partially offset by lower margins in the Architectural Services and Large Scale Optical segments.

•Selling, general and administrative expenses increased $8.8 million to 15.9% of net sales compared to 14.4%. The increase in expenses was primarily due to increased compensation-related expenses, commissions and higher consulting costs.

•Operating income grew 13.8% to $74.3 million, and operating margin increased 140 basis points to 10.4%, primarily driven by improved operating margin in Architectural Glass as well as the Architectural Glass segment comprising a higher mix of the consolidated results.

•Interest expense, net was $4.3 million compared to $2.9 million, reflecting a higher average interest rate, partially offset by a lower average debt level.

•Other (income) expense, net included a $4.7 million pre-tax gain related to finalization of a New Markets Tax Credit transaction realized during the second quarter of fiscal 2024.

•Income tax expense was $17.8 million, compared to tax expense of $0.8 million. The prior year period included a $13.7 million tax deduction for a worthless stock loss and related discrete tax benefits.

Segment Analysis
The following table presents net sales, operating income (loss) and operating margin by segment and consolidated total.

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	August 26, 2023	August 27, 2022	% Change	August 26, 2023	August 27, 2022	% Change
Segment net sales
Architectural Framing Systems	$158,801	$172,867	(8.1)%	$322,963	$336,159	(3.9)%
Architectural Glass	94,096	77,352	21.6	191,298	153,617	24.5
Architectural Services	88,064	106,732	(17.5)	177,482	210,120	(15.5)
Large-Scale Optical	23,645	25,166	(6.0)	46,101	50,328	(8.4)
Intersegment eliminations	(10,931)	(10,008)	9.2	(22,456)	(21,480)	4.5
Net sales	$353,675	$372,109	(5.0)%	$715,388	$728,744	(1.8)%
Segment operating income (loss)
Architectural Framing Systems	$21,060	$20,512	2.7%	$41,005	$44,177	(7.2)%
Architectural Glass	17,434	6,457	170.0	33,955	11,626	192.1
Architectural Services	3,519	5,490	(35.9)	2,923	8,417	(65.3)
Large-Scale Optical	4,663	5,991	(22.2)	10,188	12,489	(18.4)
Corporate and other*	(6,123)	(6,378)	(4.0)	(13,751)	(11,421)	20.4
Operating income	$40,553	$32,072	26.4%	$74,320	$65,288	13.8%
Segment operating margin
Architectural Framing Systems	13.3%	11.9%		12.7%	13.1%
Architectural Glass	18.5	8.3		17.7	7.6
Architectural Services	4.0	5.1		1.6	4.0
Large-Scale Optical	19.7	23.8		22.1	24.8
Corporate and other	N/M	N/M		N/M	N/M
Operating income		8.6%		10.4%	9.0%
N/M Indicates calculation not meaningful.

Architectural Framing Systems
Comparison of Second Quarter Fiscal 2024 to Second Quarter Fiscal 2023
•Net sales decreased $14.1 million, or 8.1%, primarily reflecting lower volume, partially offset by a more favorable sales mix.

•Operating income increased to $21.1 million, or 13.3% of net sales, compared to $20.5 million, or 11.9% of net sales. The operating margin improvement was primarily driven by improved sales mix and cost efficiencies, partially offset by the impact of lower volume.

Comparison of First Six Months of Fiscal 2024 to First Six Months of Fiscal 2023
•Net sales decreased $13.2 million, or 3.9%, primarily reflecting lower volume, partially offset by more favorable sales mix and improved pricing.

•Operating income decreased to $41.0 million, or 12.7% of net sales, compared to $44.2 million, or 13.1% of net sales. The operating margin decline was primarily driven by the impact of lower volume, as well as the unfavorable comparative impact of timing of inventory flows and aluminum prices in the prior year period. These items were partially offset by improved sales mix, favorable pricing and cost efficiencies.

Architectural Glass
Comparison of Second Quarter Fiscal 2024 to Second Quarter Fiscal 2023
•Net sales increased $16.7 million, or 21.6%, primarily driven by improved pricing and mix, reflecting the strategic shift to emphasize premium, high performance products, as well as higher volume.

•Operating income increased to $17.4 million, or 18.5% of net sales, compared to $6.5 million, or 8.3% of net sales. The operating margin improvement was primarily driven by the impact of improved pricing and mix, as well as higher volume, partially offset by cost inflation.

Comparison of First Six Months of Fiscal 2024 to First Six Months of Fiscal 2023
•Net sales increased $37.7 million, or 24.5%, driven by improved pricing, a more favorable sales mix, and higher volume, reflecting the segment's strategic shift to emphasize premium, high-performance products.

•Operating income increased to $34.0 million, or 17.7% of net sales, compared to $11.6 million, or 7.6% of net sales. The operating margin improvement was primarily driven by the improved pricing and mix and the impact of higher volume, partially offset by cost inflation.

Architectural Services
Comparison of Second Quarter Fiscal 2024 to Second Quarter Fiscal 2023
•Net sales decreased $18.7 million, or 17.5%, primarily reflecting lower project volume due to a higher mix of projects in earlier stages of completion.

•Operating income was $3.5 million, or 4.0% of net sales, compared to $5.5 million, or 5.1% of net sales. The decline in operating margin was primarily driven by the impact of lower project volume.

Comparison of First Six Months of Fiscal 2024 to First Six Months of Fiscal 2023
•Net sales decreased $32.6 million, or 15.5%, primarily reflecting lower project volume due to a higher mix of projects in earlier stages of completion.

•Operating income was $2.9 million, or 1.6% of net sales, compared to $8.4 million, or 4.0% of net sales. The decline in operating margin was primarily due to the impact of lower project volume.

Large-Scale Optical (LSO)
Comparison of Second Quarter Fiscal 2024 to Second Quarter Fiscal 2023
•LSO net sales decreased $1.5 million, or 6.0%, primarily reflecting lower volume driven by customer inventory destocking, partially offset by a more favorable mix.

•Operating income was $4.7 million, or 19.7% of net sales, compared to $6.0 million, or 23.8% of net sales. The decline in operating margin was primarily driven by the impact of lower volume, partially offset by improved price and mix.

Comparison of First Six Months of Fiscal 2024 to First Six Months of Fiscal 2023
•LSO net sales decreased $4.2 million, or 8.4%, primarily reflecting lower volume due to customer inventory destocking, partially offset by a more favorable mix.

•Operating income was $10.2 million, or 22.1% of net sales, compared to $12.5 million, or 24.8% of net sales. The decline in operating margin was primarily driven by the impact of lower volume, partially offset by improved price and mix.

Corporate and other
Comparison of Second Quarter Fiscal 2024 to Second Quarter Fiscal 2023
•Our corporate and other expense was $6.1 million, compared to $6.4 million.

Comparison of First Six Months of Fiscal 2024 to First Six Months of Fiscal 2023
•Our corporate and other expense increased to $13.8 million, compared to $11.4 million, primarily due to an increase in compensation expense and higher consulting costs.

Backlog
Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which may be expected to be recognized as revenue in the future. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. We view backlog as one indicator of future revenues, particularly in our longer-lead time businesses. In addition to backlog, we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog. We also have visibility into future business commitments beyond backlog, as projects awarded, verbal commitments and bidding activities are not included in backlog.

Architectural Framing Systems
As of August 26, 2023, segment backlog was approximately $197 million, compared to approximately $221 million at the end of the prior quarter, and to approximately $286 million at the end of the second quarter of fiscal 2023. The reduction in backlog was primarily driven by a decline in our longer-cycle business, reflecting delays in award activity, and a continued strategic shift toward projects that allow for more attractive margins.

Architectural Services
As of August 26, 2023, segment backlog was approximately $674 million, compared to approximately $709 million at the end of the prior quarter, and to approximately $785 million at the end of the second quarter of fiscal 2023. The decline was primarily driven by delays in award activity.

Net earnings, diluted EPS, adjusted net earnings (non-GAAP), and adjusted diluted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our net earnings and diluted EPS, the tables that follow report the comparative impact of certain items on net earnings and diluted EPS for the periods presented below. Adjusted net earnings and adjusted diluted EPS are considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended			Six Months Ended
(In thousands)	August 26, 2023	August 27, 2022	% change	August 26, 2023	August 27, 2022	% change
Net earnings	$33,327	$37,389	(10.9)%	$56,903	$60,120	(5.4)%
NMTC settlement gain(1)	(4,687)	—		(4,687)	—
Worthless stock deduction and related discrete tax benefits(2)	—	(13,702)		—	(13,702)
Income tax impact on above adjustments	1,148	—		1,148	—
Adjusted net earnings	$29,788	$23,687	25.8%	$53,364	$46,418	15.0%

	Three Months Ended			Six Months Ended
	August 26, 2023	August 27, 2022	% change	August 26, 2023	August 27, 2022	% change
Diluted EPS	$1.52	$1.68	(9.5)%	$2.57	$2.66	(3.4)%
NMTC settlement gain(1)	(0.21)			(0.21)	—
Worthless stock deduction and related discrete tax benefits(2)	—	(0.62)		—	(0.61)
Income tax impact on above adjustments	0.05	—		0.05	—
Adjusted diluted EPS	$1.36	$1.06	28.3%	$2.41	$2.06	17.0%

Weighted average diluted shares outstanding	21,962	22,245		22,105	22,563

(1)	Realization of a New Market Tax Credit (NMTC) benefit during the second quarter of fiscal 2024, which was recorded in other (income) expense, net.
(2)	Worthless stock deduction and related discrete income tax benefits from the impairment of the Sotawall business in fiscal 2023, which were recorded in income tax expense (benefit).

Comparison of Second Quarter Fiscal 2024 to Second Quarter Fiscal 2023
•Net earnings were $33.3 million, compared to $37.4 million. Diluted EPS was $1.52, compared to $1.68.
•Adjusted net earnings increased 25.8% to $29.8 million, compared to $23.7 million. Adjusted diluted EPS increased 28.3% to $1.36, compared to $1.06.

Comparison of First Six Months of Fiscal 2024 to First Six Months of Fiscal 2023
•Net earnings were $56.9 million, compared to $60.1 million. Diluted EPS was $2.57, compared to $2.66.
•Adjusted net earnings increased 15.0% to $53.4 million, compared to $46.4 million. Adjusted diluted EPS increased 17.0% to $2.41, compared to $2.06.

Liquidity and Capital Resources
We rely on cash provided by operations for our material cash requirements, including working capital needs, capital expenditures, satisfaction of contractual commitments (including principal and interest payments on our outstanding indebtedness) and shareholder return through dividend payments and share repurchases.

Operating Activities. Net cash provided by operating activities was $62.6 million for the first six months of fiscal 2024, compared to $2.6 million of net cash used by operating activities in the prior year period, primarily reflecting improved working capital in the current year period.

Investing Activities. Net cash used by investing activities was $15.1 million for the first six months of fiscal 2024, compared to $4.7 million in the prior year, driven primarily by higher capital expenditures to fund strategic initiatives.

Financing Activities. Net cash used by financing activities was $50.1 million for the first six months of fiscal 2024, compared to net cash provided by financing activities of $0.5 million in the prior year period. The increase in cash used for financing activities was primarily driven by higher net debt payments in the current year period.

We paid dividends totaling $10.5 million ($0.48 per share) in the first six months of fiscal 2024, compared to $9.6 million ($0.44 per share) in the comparable prior year period. During the first six months of fiscal 2024, we repurchased 279,916 shares under our authorized share repurchase program, for a total cost of $11.8 million. In the first six months of fiscal 2023, we repurchased 1,571,139 shares under the share repurchase program, for a total cost of $74.3 million. In fiscal 2004, announced on April 10, 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock. The Board increased the authorization by 750,000 shares, announced on January 24, 2008; by 1,000,000 shares on each of the announcement dates of October 8, 2008, January 13, 2016, January 9, 2018, January 14, 2020, October 7, 2021, and June 22, 2022; and by 2,000,000 shares, on each of the announcement dates of October 3, 2018 and January 14, 2022. The repurchase program does not have an expiration date. Since the inception of the share repurchase program in 2004, we have purchased a total of 11,276,517 shares, at a total cost of $393.5 million. As of August 26, 2023, we had remaining authority to repurchase an additional 973,483 shares under this program. We may also elect to repurchase additional shares of common stock under our authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing.

Additional Liquidity Considerations. We periodically evaluate our liquidity requirements, cash needs and availability of debt resources relative to acquisition plans, significant capital plans, and other working capital needs.

As of the end of the second quarter of fiscal 2024, we had a committed revolving credit facility in the U.S. with maximum borrowings of up to $385 million, with a maturity date of August 5, 2027, and two Canadian committed, revolving credit facilities totaling $25 million (USD). At August 26, 2023, we had outstanding borrowings under our committed, revolving credit facility of $130.0 million, and $3.7 million outstanding under the Canadian committed, revolving credit facilities. We are required to make periodic interest payments on our outstanding indebtedness, and future interest payments will be determined based on the amount of outstanding borrowings and prevailing interest rates during that time.

Our revolving credit facilities contain two maintenance financial covenants that require us to stay below a maximum debt-to-EBITDA ratio of 3.25 and maintain a minimum ratio of EBITDA-to-interest expense of 3.00. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At August 26, 2023, we were in compliance with both financial covenants (which are identical in both of our revolving credit facilities).

The U.S. credit facility also contains an acquisition holiday. In the event we make an acquisition for which the purchase price is greater than $75 million, we can elect to increase the maximum debt-to-EBITDA ratio to 3.75 for a period of four consecutive fiscal quarters, commencing with the fiscal quarter in which a qualifying acquisition occurs. No more than two acquisition "holidays" can occur during the term of the facility, and at least two fiscal quarters must separate qualifying acquisitions.

Borrowings under the credit facilities bear floating interest at either the Base Rate or Term SOFR, plus a margin based on the Leverage Ratio (as defined in the Credit Agreement). For Base Rate borrowings the margin ranges from 0.125% to 0.75%. For Term SOFR borrowings the margin ranges from 1.135% to 1.85%.

The U.S. facility also contains an "accordion" provision. Under this provision, we can request that the facility be increased by as much $200.0 million. Any Lender may elect or decline to participate in the requested increase at the Lender’s sole discretion.

Additionally, at August 26, 2023, we had a total of $15.2 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2024 to 2032 and reduce borrowing capacity under the U.S. revolving credit facility. As of August 26, 2023, the amount available for revolving borrowings under the Wells Fargo credit facility was $239.8 million.
We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Future payments for such leases, excluding leases with initial terms of one year or less, were $48.1 million at August 26, 2023, with $6.6 million payable during the remainder of fiscal 2024.

As of August 26, 2023, we had $30.4 million of open purchase obligations, of which payments totaling $20.7 million are expected to become due during the remainder of fiscal 2024. These purchase obligations primarily relate to raw material commitments and capital expenditures and are not expected to impact future liquidity, as amounts should be recovered through customer billings.

We expect to make contributions of $0.7 million to our defined-benefit pension plans in fiscal 2024, which will equal or exceed our minimum funding requirements.

As of August 26, 2023, we had reserves of $5.3 million for unrecognized tax benefits. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At August 26, 2023, $1.3 billion of these types of bonds were outstanding, of which $452.4 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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
b)Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 26, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
May 27, 2023 to June 24, 2023	146,417	$41.28	144,945	988,538
June 25, 2023 to July 22, 2023	27,844	44.70	15,055	973,483
July 23, 2023 to August 26, 2023	—	—	—	973,483
Total	174,261	$42.37	160,000	973,483
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

Item 5.    Other Information

Insider Adoption or Termination of Trading Arrangements
During the three months ending August 26, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(c) of Regulation S-K.
Item 6. Exhibits

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
10.1
Fifth Amendment to the Apogee Enterprises, Inc. Deferred Incentive Compensation Plan (2005 Restatement), dated June 26, 2023. (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on June 27, 2023.)

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
101#
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 26, 2023 and February 25, 2023, (ii) the Consolidated Results of Operations for the three- and six-months ended August 26, 2023 and August 27, 2022, (iii) the Consolidated Statements of Comprehensive Earnings for the three- and six-months ended August 26, 2023 and August 27, 2022, (iv) the Consolidated Statements of Cash Flows for the six-months ended August 26, 2023 and August 27, 2022, (v) the Consolidated Statements of Shareholders' Equity for the three- and six-months ended August 26, 2023 and August 27, 2022, and (vi) Notes to Consolidated Financial Statements.

104#	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
Exhibits marked with a (#) sign are filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 4, 2023	By: /s/ Ty R. Silberhorn
Ty R. Silberhorn President and Chief Executive Officer (Principal Executive Officer)

Date: October 4, 2023	By: /s/ Matthew J. Osberg
Matthew J. Osberg Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)