Form 10-Q
period 2023-11-25
APOGEE ENTERPRISES, INC.
filed 2024-01-03
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 25, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of December 29, 2023, 22,085,098 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except stock data)	November 25, 2023	February 25, 2023
Assets
Current assets
Cash and cash equivalents	$23,407	$19,924
Restricted cash	—	1,549
Receivables, net	198,249	197,267
Inventories	70,267	78,441
Contract assets	48,146	59,403
Other current assets	32,390	26,517
Total current assets	372,459	383,101
Property, plant and equipment, net of accumulated depreciation of $454,659 and $431,710	246,206	248,867
Operating lease right-of-use assets	38,849	41,354
Goodwill	129,053	129,026
Intangible assets, net	64,174	67,375
Other non-current assets	44,114	45,642
Total assets	$894,855	$915,365
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$83,107	$86,549
Accrued compensation and benefits	42,768	51,651
Contract liabilities	35,770	28,011
Operating lease liabilities	12,358	11,806
Other current liabilities	62,572	64,532
Total current liabilities	236,575	242,549
Long-term debt	100,666	169,837
Non-current operating lease liabilities	29,547	33,072
Non-current self-insurance reserves	31,830	29,316
Other non-current liabilities	40,506	44,183
Commitments and contingent liabilities (Note 7)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 22,085,098 and 22,224,299, respectively	7,362	7,408
Additional paid-in capital	149,557	146,816
Retained earnings	329,936	273,740
Accumulated other comprehensive loss	(31,124)	(31,556)
Total shareholders’ equity	455,731	396,408
Total liabilities and shareholders’ equity	$894,855	$915,365
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 25, 2023	November 26, 2022	November 25, 2023	November 26, 2022
Net sales	$339,714	$367,847	$1,055,102	$1,096,591
Cost of sales	249,409	281,239	776,440	839,430
Gross profit	90,305	86,608	278,662	257,161
Selling, general and administrative expenses	52,658	51,847	166,695	157,112
Operating income	37,647	34,761	111,967	100,049
Interest expense, net	1,454	2,590	5,720	5,494
Other expense (income), net	890	552	(3,722)	2,035
Earnings before income taxes	35,303	31,619	109,969	92,520
Income tax expense	8,329	7,854	26,092	8,635
Net earnings	$26,974	$23,765	$83,877	$83,885
Basic earnings per share	$1.24	$1.09	$3.83	$3.81
Diluted earnings per share	$1.23	$1.07	$3.80	$3.74
Weighted average basic shares outstanding	21,819	21,870	21,889	22,043
Weighted average diluted shares outstanding	22,013	22,278	22,093	22,456
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	November 25, 2023	November 26, 2022	November 25, 2023	November 26, 2022
Net earnings	$26,974	$23,765	$83,877	$83,885
Other comprehensive (loss) earnings:
Unrealized (loss) gain on marketable securities, net of $(2), $(24), $23 and $(127) of tax (benefit) expense, respectively	(7)	(88)	86	(470)
Unrealized gain (loss) on derivative instruments, net of $56, $277, $1 and $(1,192) of tax expense (benefit), respectively	186	905	6	(3,911)
Foreign currency translation adjustments	(604)	(1,295)	340	(2,340)
Other comprehensive (loss) earnings	(425)	(478)	432	(6,721)
Total comprehensive earnings	$26,549	$23,287	$84,309	$77,164

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	November 25, 2023	November 26, 2022
Operating Activities
Net earnings	$83,877	$83,885
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,185	31,925
Share-based compensation	6,644	5,961
Deferred income taxes	1,296	2,341
Gain on disposal of assets	(50)	(1,484)
Proceeds from New Markets Tax Credit transaction, net of deferred costs	—	18,390
Settlement of New Markets Tax Credit transaction	(4,687)	(19,523)
Noncash lease expense	8,742	8,924
Other, net	10	4,700
Changes in operating assets and liabilities:
Receivables	(846)	(55,791)
Inventories	8,256	(5,822)
Contract assets	11,194	(8,314)
Accounts payable	(1,902)	(19,780)
Accrued expenses	(7,015)	7,281
Contract liabilities	7,635	24,702
Refundable and accrued income taxes	(7,587)	(14,391)
Operating lease liability	(9,214)	(9,168)
Prepaid expenses and other current assets	1,714	(2,724)
Net cash provided by operating activities	129,252	51,112
Investing Activities
Capital expenditures	(26,956)	(18,119)
Proceeds from sales of property, plant and equipment	247	5,212
Purchases of marketable securities	(969)	—
Sales/maturities of marketable securities	1,370	923
Net cash used by investing activities	(26,308)	(11,984)
Financing Activities
Borrowings on line of credit	195,851	430,879
Repayment on debt	—	(151,000)
Payments on line of credit	(265,000)	(239,000)
Payments on debt issuance costs	—	(790)
Repurchase and retirement of common stock	(11,821)	(74,312)
Dividends paid	(15,690)	(14,415)
Other, net	(3,781)	(2,959)
Net cash used by financing activities	(100,441)	(51,597)
Increase (decrease) in cash, cash equivalents and restricted cash	2,503	(12,469)
Effect of exchange rates on cash	(569)	350
Cash, cash equivalents and restricted cash at beginning of year	21,473	37,583
Cash and cash equivalents at end of period	$23,407	$25,464
Noncash Activity
Capital expenditures in accounts payable	$1,231	$1,557
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 25, 2023	22,224	$7,408	$146,816	$273,740	$(31,556)	$396,408
Net earnings	—	—	—	23,576	—	23,576
Other comprehensive income, net of tax	—	—	—	—	159	159
Issuance of stock, net of cancellations	155	52	13	(9)	—	56
Share-based compensation	—	—	2,178	—	—	2,178
Share repurchases	(120)	(40)	(829)	(4,324)	—	(5,193)
Other share retirements	(40)	(14)	(281)	(1,438)	—	(1,733)
Cash dividends	—	—	—	(5,245)	—	(5,245)
Balance at May 27, 2023	22,219	$7,406	$147,897	$286,300	$(31,397)	$410,206
Net earnings	—	—	—	33,327	—	33,327
Other comprehensive income, net of tax	—	—	—	—	697	697
Issuance of stock, net of cancellations	(3)	(1)	7	(195)	—	(189)
Share-based compensation	—	—	2,305	—	—	2,305
Exercise of stock options	25	8	(1,192)	—	—	(1,184)
Share repurchases	(160)	(53)	(1,160)	(5,415)	—	(6,628)
Other share retirements	(9)	(3)	(444)	(547)	—	(994)
Cash dividends	—	—	—	(5,222)	—	(5,222)
Balance at August 26, 2023	22,072	$7,357	$147,413	$308,248	$(30,700)	$432,318
Net earnings	—	—	—	26,974	—	26,974
Other comprehensive income, net of tax	—	—	—	—	(424)	(424)
Issuance of stock, net of cancellations	15	6	(5)	—	—	1
Share-based compensation	—	—	2,161	—	—	2,161
Other share retirements	(2)	(1)	(12)	(64)	—	(77)
Cash dividends	—	—	—	(5,222)	—	(5,222)
Balance at November 25, 2023	22,085	$7,362	$149,557	$329,936	$(31,124)	$455,731
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 26, 2022	23,701	$7,901	$149,713	$254,825	$(26,240)	$386,199
Net earnings	—	—	—	22,731	—	22,731
Other comprehensive loss, net of tax	—	—	—	—	(2,860)	(2,860)
Issuance of stock, net of cancellations	100	33	23	—	—	56
Share-based compensation	—	—	1,597	—	—	1,597
Share repurchases	(1,571)	(524)	(10,350)	(63,438)	—	(74,312)
Other share retirements	(30)	(10)	(198)	(1,120)	—	(1,328)
Cash dividends	—	—	—	(4,793)	—	(4,793)
Balance at May 28, 2022	22,200	$7,400	$140,785	$208,205	$(29,100)	$327,290
Net earnings	—	—	—	37,389	—	37,389
Other comprehensive loss, net of tax	—	—	—	—	(3,383)	(3,383)
Issuance of stock, net of cancellations	(14)	(5)	61	—	—	56
Share-based compensation	—	—	1,797	—	—	1,797
Exercise of stock options	36	12	(954)	—	—	(942)
Other share retirements	(13)	(4)	(114)	(540)	—	(658)
Cash dividends	—	—	—	(4,809)	—	(4,809)
Balance at August 27, 2022	22,209	$7,403	$141,575	$240,245	$(32,483)	$356,740
Net earnings	—	—	—	23,765	—	23,765
Other comprehensive loss, net of tax	—	—	—	—	(478)	(478)
Issuance of stock, net of cancellations	9	3	250	(196)	—	57
Share-based compensation	—	—	2,567	—	—	2,567
Other share retirements	(4)	(1)	(34)	(165)	—	(200)
Cash dividends	—	—	—	(4,813)	—	(4,813)
Balance at November 26, 2022	22,214	$7,405	$144,358	$258,836	$(32,961)	$377,638

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 25, 2023. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three- and nine-month periods ended November 25, 2023 are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated balance sheets, consolidated statements of cash flows and notes to consolidated financial statements to conform to current year presentation of contract assets and liabilities. These reclassifications had no impact on reported cash flows or total assets and liabilities.

Adoption of new accounting standards
In the first quarter, we adopted the guidance in ASU 2022-04, Liabilities – Supplier Finance Programs, Disclosure of Supplier Finance Program Obligations. The guidance requires that entities that use supplier finance programs disclose information about the nature and potential magnitude of the programs, activity during the period, and changes from period to period. Beginning in the first quarter, we implemented a supplier financing arrangement with U.S. Bank that enables our suppliers, at their sole discretion, to sell the Company's receivables (i.e., our payment obligations to the suppliers) to U.S. Bank on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the supplier financing arrangement has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the supplier financing program, and we do not provide any guarantees in connection with it. As of November 25, 2023, $7.8 million of obligations remained outstanding that we have confirmed as valid to the administrators of our program with U.S. Bank. These balances are reflected in accounts payable in the consolidated balance sheets and are reflected in net cash provided (used by) operating activities in our consolidated statements of cash flows when settled.

2.Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 11 for disclosure of revenue by segment):

	Three Months Ended		Nine Months Ended
(In thousands)	November 25, 2023	November 26, 2022	November 25, 2023	November 26, 2022
Recognized at shipment	$144,910	$168,593	$449,805	$504,450
Recognized over time	194,804	199,254	605,297	592,141
Total	$339,714	$367,847	$1,055,102	$1,096,591

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

(In thousands)	November 25, 2023	February 25, 2023
Trade accounts	$113,016	$140,732
Construction contracts	88,007	58,331
Total receivables	201,023	199,063
Less: allowance for credit losses	2,774	1,796
Receivables, net	$198,249	$197,267

The following table summarizes the activity in the allowance for credit losses for the nine-month period ended:

(In thousands)	November 25, 2023
Beginning balance	$1,796
Additions charged to costs and expenses	1,256
Deductions from allowance, net of recoveries	(281)
Foreign currency effects	3
Ending balance	$2,774

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

Other contract-related disclosures	Three Months Ended		Nine Months Ended
(In thousands)	November 25, 2023	November 26, 2022	November 25, 2023	November 26, 2022
Revenue recognized related to contract liabilities from prior year-end	$191	$3,473	$25,147	$36,630
Revenue recognized related to prior satisfaction of performance obligations	730	4,640	5,634	9,586

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that time frame. Generally, these contracts are found in our businesses that typically operate with long-term contracts, which recognize revenue over time. The transaction prices associated with unsatisfied performance obligations at November 25, 2023 are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	November 25, 2023
Within one year	$456,880
Between one and two years	315,667
Beyond two years	75,170
Total	$847,717

3.Inventories

Inventories

(In thousands)	November 25, 2023	February 25, 2023
Raw materials	$34,535	$36,869
Work-in-process	17,256	18,024
Finished goods	18,476	23,548
Total inventories	$70,267	$78,441

4.Financial Instruments

Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of fixed-maturity investments:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
November 25, 2023	$10,168	$3	$597	$9,574
February 25, 2023	10,647	—	702	9,945

Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of these investments at November 25, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$2,439	$2,406
Due after one year through five years	7,729	7,168
Total	$10,168	$9,574

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

In fiscal 2020, we entered into an interest rate swap to hedge exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility. As of November 25, 2023, the interest rate swap contract had a notional value of $30.0 million and has a maturity date of February 5, 2026.

We periodically enter into forward purchase contracts and/or fixed/floating swaps to manage the risk associated with fluctuations in aluminum prices and fluctuations in foreign exchange rates. These contracts generally have an original maturity date of less than one year. As of November 25, 2023, we held aluminum fixed/floating swaps and foreign exchange contracts with U.S. dollar notional values of $14.9 million and $0.8 million, respectively.

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
November 25, 2023
Assets:
Money market funds	$13,262	$—	$13,262
Municipal and corporate bonds	—	9,574	9,574
Foreign currency option contract	—	3	3
Interest rate swap contract	—	1,550	1,550
Liabilities:
Aluminum hedging contract	—	724	724

February 25, 2023
Assets:
Money market funds	$8,062	$—	$8,062
Municipal and corporate bonds	—	9,945	9,945
Interest rate swap contract	—	1,817	1,817
Liabilities:
Foreign currency option contract	—	206	206
Aluminum hedging contract	—	1,075	1,075

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

During the third quarter of fiscal 2024, we did not identify any qualitative indicators of impairment at any of our reporting units, and therefore, no interim quantitative goodwill impairment evaluation was performed.

The following table presents the carrying amount of goodwill attributable to each reporting segment including the amount of goodwill that was reallocated from the Architectural Framing Systems segment to the Architectural Services segment using the relative fair value approach during the first quarter of fiscal 2023:

(In thousands)	Architectural Framing Systems	Architectural Glass	Architectural Services	Large-Scale Optical	Total
Balance at February 26, 2022	$93,181	$25,244	$1,120	$10,557	$130,102
Reallocation among reporting units (1)	(2,048)	—	2,048	—	—
Foreign currency translation	(996)	57	(137)	—	(1,076)
Balance at February 25, 2023	90,137	25,301	3,031	10,557	129,026
Foreign currency translation	(28)	59	(4)	—	27
Balance at November 25, 2023	$90,109	$25,360	$3,027	$10,557	$129,053

(1) Represents the reallocation of goodwill as a result of transitioning Sotawall from the Architectural Framing Systems segment to the Architectural Services segment as of the start of the first quarter of fiscal 2023.

Other intangible assets
Indefinite-lived intangible assets
We have intangible assets for certain acquired trade names and trademarks which are determined to have indefinite useful lives. We test indefinite-lived intangible assets for impairment annually at the same measurement date as goodwill, the first day of our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. During the third quarter of fiscal 2024, we did not identify any qualitative indicators of impairment at any of our reporting units, and therefore, no interim quantitative intangible impairment evaluation was performed.

Definite-lived intangible assets
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

The gross carrying amount of other intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
November 25, 2023
Definite-lived intangible assets:
Customer relationships	$86,798	$(52,130)	$(15)	$34,653
Other intangibles	38,360	(35,706)	25	2,679
Total	125,158	(87,836)	10	37,332
Indefinite-lived intangible assets:
Trademarks	26,851	—	(9)	26,842
Total intangible assets	$152,009	$(87,836)	$1	$64,174
February 25, 2023
Definite-lived intangible assets:
Customer relationships	$89,495	$(49,404)	$(2,697)	$37,394
Other intangibles	39,404	(35,229)	(1,045)	3,130
Total	128,899	(84,633)	(3,742)	40,524
Indefinite-lived intangible assets:
Trademarks	27,129	—	(278)	26,851
Total intangible assets	$156,028	$(84,633)	$(4,020)	$67,375

Amortization expense on definite-lived intangible assets was $3.0 million and $3.1 million for the nine-month periods ended November 25, 2023 and November 26, 2022, respectively. Amortization expense of other identifiable intangible assets is included in selling, general and administrative expenses. At November 25, 2023, the estimated future amortization expense for definite-lived intangible assets was:

(In thousands)	Remainder of 2024	2025	2026	2027	2028
Estimated amortization expense	$1,058	$4,240	$4,223	$4,391	$3,936

6.Debt

As of November 25, 2023, we had a committed revolving credit facility with Wells Fargo Bank, N.A. as administrative agent, and other lenders (U.S. credit facility) with maximum borrowings of up to $385 million and a maturity date of August 5, 2027. Outstanding borrowings under the revolving credit facility were $85.0 million and $156.0 million as of November 25, 2023 and February 25, 2023, respectively.

We also maintain two Canadian committed, revolving credit facilities with the Bank of Montreal totaling $25.0 million USD (Canadian facilities). The Canadian facilities expire annually in February, but can be renewed each year solely at our discretion until August 2027. Therefore, we have classified all outstanding amounts under these facilities as long-term debt within our consolidated balance sheets. At November 25, 2023 and February 25, 2023, outstanding borrowings under these Canadian facilities were $3.7 million and $1.8 million, respectively.

Our revolving credit facilities contain two maintenance financial covenants that require us to stay below a maximum debt-to-EBITDA ratio of 3.25 and maintain a minimum ratio of EBITDA-to-interest expense of 3.00. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At November 25, 2023, we were in compliance with both financial covenants.

The revolving credit facilities also contain an acquisition holiday. In the event we make an acquisition for which the purchase price is greater than $75 million, we can elect to increase the maximum debt-to-EBITDA ratio to 3.75 for a period of four consecutive fiscal quarters, commencing with the fiscal quarter in which a qualifying acquisition occurs. No more than two acquisition "holidays" can occur during the term of the facility, and at least two fiscal quarters must separate qualifying acquisitions.

Borrowings under the credit facilities bear floating interest at either the Base Rate or Term SOFR, plus a margin based on the Leverage Ratio (as defined in the Credit Agreements). For Base Rate borrowings, the margin ranges from 0.125% to 0.75%. For Term SOFR borrowings, the margin ranges from 1.125% to 1.75% and an incremental Term SOFR adjustment of 0.10%.

The U.S. credit facility also contains an "accordion" provision. Under this provision, we can request that the facility be increased by as much as $200.0 million. Any Lender may elect or decline to participate in the requested increase at the Lender’s sole discretion.

At November 25, 2023, we had a total of $15.0 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal year 2025 and reduce borrowing capacity under the revolving credit facility. As of November 25, 2023, the amount available for revolving borrowings was $285.0 million and $21.3 million under the U.S. credit facility and Canadian facilities, respectively.

At November 25, 2023, debt included $12.0 million of industrial revenue bonds that mature in fiscal years 2036 through 2043.

The fair value of our U.S. credit facility, Canadian credit facilities and industrial revenue bonds approximated carrying value at November 25, 2023, and would be classified as Level 2 within the fair value hierarchy described in Note 4, due to the variable interest rates on these instruments..

Interest payments under the U.S. and Canadian credit facilities were $7.5 million and $5.3 million for the nine months ended November 25, 2023 and November 26, 2022, respectively.

7.Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At November 25, 2023, $1.3 billion of these types of bonds were outstanding, of which $398.4 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

	Nine Months Ended
(In thousands)	November 25, 2023	November 26, 2022
Balance at beginning of period	$17,893	$13,923
Additional accruals	12,743	11,201
Claims paid	(7,644)	(7,755)
Balance at end of period	$22,992	$17,369

Additionally, we are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services segment and in certain parts of our Architectural Framing Systems businesses. We manage the risk of these exposures through contract negotiations, proactive project management and insurance coverages.

Letters of credit
At November 25, 2023, we had $15.0 million of ongoing letters of credit, all of which have been issued under our committed revolving credit facility, as discussed in Note 6.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $45.0 million as of November 25, 2023.

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

During the second quarter of fiscal 2024, one NMTC transaction was settled as expected and as a result, a $4.7 million benefit was recorded in other (income) expense, net.

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

8.Share-Based Compensation

As part of our compensation structure, we grant stock-based compensation awards to certain employees and non-employee directors during the fiscal year. These awards may be in the form of incentive stock options (to employees only), nonstatutory options, or nonvested share awards and units, all of which are granted at a price or with an exercise price equal to the fair market value of the Company’s stock at the date of award unless the date of the award is on a day the Nasdaq Global Select market is not open for trading, then the exercise price shall equal the fair market value on the most recent preceding date when such market is open. Refer to our Form 10-K for further information on our share-based compensation plans.

The table below sets forth the number of stock-based compensation awards granted during the nine-months ended November 25, 2023, along with the weighted average grant date fair value:

Awards	Number of Awards	Weighted Average Exercise Price
Restricted stock awards and restricted stock units(1)	195,013	$43.16
Performance share units ("PSUs")(2)	48,483	$43.59

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

Total share-based compensation expense included in the results of operations was $6.6 million for the nine-month period ended November 25, 2023, and $6.0 million for the nine-month period ended November 26, 2022.

At November 25, 2023, there was $11.6 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 21 months. The total fair value of shares vested during the nine months ended November 25, 2023 was $5.8 million.

9.Income Taxes

We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, Canada, Brazil and other international jurisdictions. We are no longer subject to U.S. federal tax examinations for years prior to fiscal 2020, or state and local income tax examinations for years prior to fiscal 2015. We are not currently under U.S. federal examination for years subsequent to fiscal year 2019, and there is very limited examination activity of our income tax returns in U.S. state jurisdictions or international jurisdictions.

The total liability for unrecognized tax benefits was $5.3 million at November 25, 2023 and February 25, 2023, respectively. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense.

10.Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share (diluted EPS):

	Three Months Ended		Nine Months Ended
(In thousands)	November 25, 2023	November 26, 2022	November 25, 2023	November 26, 2022
Basic earnings per share – weighted average common shares outstanding	21,819	21,870	21,889	22,043
Weighted average effect of nonvested share grants and assumed exercise of stock options	194	408	204	413
Diluted earnings per share – weighted average common shares and potential common shares outstanding	22,013	22,278	22,093	22,456
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	37	109	56	109

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

	Three Months Ended		Nine Months Ended
(In thousands)	November 25, 2023	November 26, 2022	November 25, 2023	November 26, 2022
Segment net sales
Architectural Framing Systems	$139,585	$165,013	$462,548	$501,172
Architectural Glass	90,964	81,541	282,262	235,158
Architectural Services	94,662	102,031	272,144	312,151
Large-Scale Optical	26,009	26,660	72,110	76,988
Intersegment eliminations	(11,506)	(7,398)	(33,962)	(28,878)
Net sales	$339,714	$367,847	$1,055,102	$1,096,591
Segment operating income (loss)
Architectural Framing Systems	$16,981	$22,089	$57,986	$66,266
Architectural Glass	15,164	7,461	49,119	19,087
Architectural Services	5,288	6,032	8,211	14,449
Large-Scale Optical	7,100	7,109	17,288	19,598
Corporate and other*	(6,886)	(7,930)	(20,637)	(19,351)
Operating income	$37,647	$34,761	$111,967	$100,049
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

The three key elements of our enterprise strategy are discussed below:
1.Become the economic leader in our target markets. We will attempt to achieve this by developing a deep understanding of our target markets and aligning our businesses with clear go-to-market strategies to drive value for our customers through differentiated product and service offerings. We will also strive to build a relentless focus on operational execution, driving productivity improvements, and maintaining a competitive cost structure, so that we may bring more value to our customers and improve our own profitability.
2.Actively manage our portfolio to drive higher margins and returns. We intend to shift our business mix toward higher operating margin offerings and improve our return on invested capital performance. We plan to accomplish this by allocating resources to grow our top performing businesses, actively addressing underperforming businesses, and investing to add new differentiated product and service offerings to accelerate our growth.
3.Strengthen our core capabilities. We are working to shift from our historical, decentralized operating model, to one with center-led functional expertise that enables us to leverage the scale of the enterprise to better support the needs of the business. We are establishing a Company-wide operating system with common tools and processes that are based on the foundation of Lean and Continuous Improvement, which we are calling "Apogee Management System" or "AMS". We plan to support this through a robust talent management program and a commitment to strong governance to ensure compliance and drive sustainable performance.

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

	Three Months Ended				% of Net Sales
(in thousands, except percentages)	November 25, 2023	November 26, 2022	$ Change	% Change	November 25, 2023	November 26, 2022
Net sales	$339,714	$367,847	$(28,133)	(7.6)%	100.0%	100.0%
Cost of sales	249,409	281,239	(31,830)	(11.3)	73.4	76.5
Gross profit	90,305	86,608	3,697	4.3	26.6	23.5
Selling, general and administrative expenses	52,658	51,847	811	1.6	15.5	14.1
Operating income	37,647	34,761	2,886	8.3	11.1	9.4
Interest expense, net	1,454	2,590	(1,136)	(43.9)	0.4	0.7
Other expense, net	890	552	338	61.2	0.3	0.2
Earnings before income taxes	35,303	31,619	3,684	11.7	10.4	8.6
Income tax expense	8,329	7,854	475	6.0	2.5	2.1
Net earnings	$26,974	$23,765	$3,209	13.5%	7.9%	6.5%
Effective tax rate	23.6%	24.8%

	Nine Months Ended				% of Net Sales
(in thousands, except percentages)	November 25, 2023	November 26, 2022	$ Change	% Change	November 25, 2023	November 26, 2022
Net sales	$1,055,102	$1,096,591	$(41,489)	(3.8)%	100.0%	100.0%
Cost of sales	776,440	839,430	(62,990)	(7.5)	73.6	76.5
Gross profit	278,662	257,161	21,501	8.4	26.4	23.5
Selling, general and administrative expenses	166,695	157,112	9,583	6.1	15.8	14.3
Operating income	111,967	100,049	11,918	11.9	10.6	9.1
Interest expense, net	5,720	5,494	226	4.1	0.5	0.5
Other (income) expense, net	(3,722)	2,035	(5,757)	N/M	(0.4)	0.2
Earnings before income taxes	109,969	92,520	17,449	18.9	10.4	8.4
Income tax expense	26,092	8,635	17,457	202.2	2.5	0.8
Net earnings	$83,877	$83,885	$(8)	—%	7.9%	7.6%
Effective tax rate	23.7%	9.3%

Comparison of Third Quarter Fiscal 2024 to Third Quarter Fiscal 2023
•Consolidated net sales decreased 7.6%, or $28.1 million, to $339.7 million, primarily reflecting lower volumes, partially offset by improved mix and pricing.

•Gross profit increased 4.3%, or $3.7 million, and gross margin increased to 26.6%, compared to 23.5%. The improvement in gross margin was primarily driven by higher pricing, improved product mix, lower short-term incentive compensation expense, and lower insurance-related expense, partially offset by the impact of lower volume and a less favorable mix of projects in Architectural Services.

•Selling, general and administrative expenses increased $0.8 million to 15.5% of net sales, compared to 14.1%, primarily due to higher salaries and benefits costs, partially offset by lower short-term incentive compensation expense.

•Operating income grew 8.3% to $37.6 million, and operating margin increased 170 basis points to 11.1%, primarily driven by improved segment operating margin in Architectural Glass as well as the Architectural Glass segment comprising a higher mix of the consolidated results, partially offset by lower segment operating margin in Architectural Framing Systems.

•Interest expense, net was $1.5 million, compared to $2.6 million, reflecting a lower average debt level, partially offset by higher average interest rates.

•Income tax expense was $8.3 million, compared to $7.9 million.

Comparison of First Nine Months of Fiscal 2024 to First Nine Months of Fiscal 2023
•Consolidated net sales decreased 3.8%, or $41.5 million, to $1.1 billion, primarily reflecting lower volumes in Architectural Framing Systems, Architectural Services and Large-Scale Optical, partially offset by improved mix in the Architectural Glass and Architectural Framing Systems segments, as well as improved pricing in the Architectural Glass segment.

•Gross profit increased 8.4%, or $21.5 million, to 26.4% of net sales, compared to 23.5%. The gross margin improvement was primarily driven by higher margins in Architectural Glass, due to increased pricing and mix, as well as lower short-term incentive compensation expense, primarily in Architectural Framing and Architectural Services, and lower insurance-related expense. This was partially offset by the impact of lower volume and a less favorable mix of projects in Architectural Services.

•Selling, general and administrative expenses increased $9.6 million to 15.8% of net sales, compared to 14.3%. The increase in expenses was primarily due to increased salaries and benefits and consulting costs, partially offset by lower short-term incentive compensation expense.

•Operating income grew 11.9% to $112.0 million, and operating margin increased 150 basis points to 10.6%, primarily driven by improved operating margin in Architectural Glass as well as the Architectural Glass segment comprising a higher mix of the consolidated results.

•Interest expense, net was $5.7 million, compared to $5.5 million, reflecting a higher average interest rate, partially offset by a lower average debt level.

•Other (income) expense, net included a $4.7 million pre-tax gain related to finalization of a New Markets Tax Credit transaction realized during the second quarter of fiscal 2024.

•Income tax expense was $26.1 million, compared to $8.6 million. The prior year period included a $13.7 million tax deduction for a worthless stock loss and related discrete tax benefits.

Segment Analysis
The following table presents net sales, operating income (loss) and operating margin by segment and consolidated total.

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	November 25, 2023	November 26, 2022	% Change	November 25, 2023	November 26, 2022	% Change
Segment net sales
Architectural Framing Systems	$139,585	$165,013	(15.4)%	$462,548	$501,172	(7.7)%
Architectural Glass	90,964	81,541	11.6	282,262	235,158	20.0
Architectural Services	94,662	102,031	(7.2)	272,144	312,151	(12.8)
Large-Scale Optical	26,009	26,660	(2.4)	72,110	76,988	(6.3)
Intersegment eliminations	(11,506)	(7,398)	55.5	(33,962)	(28,878)	17.6
Net sales	$339,714	$367,847	(7.6)%	$1,055,102	$1,096,591	(3.8)%
Segment operating income (loss)
Architectural Framing Systems	$16,981	$22,089	(23.1)%	$57,986	$66,266	(12.5)%
Architectural Glass	15,164	7,461	103.2	49,119	19,087	157.3
Architectural Services	5,288	6,032	(12.3)	8,211	14,449	(43.2)
Large-Scale Optical	7,100	7,109	(0.1)	17,288	19,598	(11.8)
Corporate and other*	(6,886)	(7,930)	(13.2)	(20,637)	(19,351)	6.6
Operating income	$37,647	$34,761	8.3%	$111,967	$100,049	11.9%
Segment operating margin
Architectural Framing Systems	12.2%	13.4%		12.5%	13.2%
Architectural Glass	16.7	9.1		17.4	8.1
Architectural Services	5.6	5.9		3.0	4.6
Large-Scale Optical	27.3	26.7		24.0	25.5
Corporate and other	N/M	N/M		N/M	N/M
Operating income	11.1%	9.4%		10.6%	9.1%
N/M Indicates calculation not meaningful.

Architectural Framing Systems
Comparison of Third Quarter Fiscal 2024 to Third Quarter Fiscal 2023
•Net sales were $139.6 million, compared to $165.0 million, primarily reflecting lower volume due to slowing demand in our short-cycle business, partially offset by a more favorable sales mix.

•Operating income was $17.0 million, or 12.2% of net sales, compared to $22.1 million, or 13.4% of net sales, primarily reflecting the impact of lower volume. This result was partially offset by improved sales mix, improved productivity, and lower short-term incentive compensation-related expenses.

Comparison of First Nine Months of Fiscal 2024 to First Nine Months of Fiscal 2023
•Net sales were $462.5 million, compared to $501.2 million, primarily reflecting lower volume, partially offset by more favorable sales mix and improved pricing.

•Operating income was $58.0 million, or 12.5% of net sales, compared to $66.3 million, or 13.2% of net sales, primarily driven by the impact of lower volume. This result was partially offset by improved sales mix and lower short-term incentive compensation-related expenses.

Architectural Glass
Comparison of Third Quarter Fiscal 2024 to Third Quarter Fiscal 2023
•Net sales increased $9.4 million, or 11.6%, primarily driven by improved mix and pricing, reflecting the strategic shift to emphasize premium, high performance products, partially offset by lower volume.

•Operating income increased to $15.2 million, or 16.7% of net sales, compared to $7.5 million, or 9.1% of net sales. The higher operating margin improvement was primarily driven by the impact of improved mix and pricing, partially offset by the impact of lower volume and cost inflation.

Comparison of First Nine Months of Fiscal 2024 to First Nine Months of Fiscal 2023
•Net sales increased $47.1 million, or 20.0%, driven by improved pricing, a more favorable sales mix, and higher volume, reflecting the segment's strategic shift to emphasize premium, high-performance products.

•Operating income increased to $49.1 million, or 17.4% of net sales, compared to $19.1 million, or 8.1% of net sales. The operating margin improvement was primarily driven by improved pricing and mix, partially offset by cost inflation.

Architectural Services
Comparison of Third Quarter Fiscal 2024 to Third Quarter Fiscal 2023
•Net sales were $94.7 million, compared to $102.0 million, primarily reflecting a less favorable mix of projects in the quarter.

•Operating income was $5.3 million, or 5.6% of net sales, compared to $6.0 million, or 5.9% of net sales. The change in operating margin was primarily driven by a less favorable mix of projects, partially offset by lower short-term incentive compensation expense.

Comparison of First Nine Months of Fiscal 2024 to First Nine Months of Fiscal 2023
•Net sales were $272.1 million, compared to $312.2 million, primarily reflecting lower project volume due to a higher mix of projects in earlier stages of completion and a less favorable mix of projects.

•Operating income was $8.2 million, or 3.0% of net sales, compared to $14.4 million, or 4.6% of net sales. The decline in operating margin was primarily driven by lower project volume due to a higher mix of projects in earlier stages of completion and a less favorable mix of project, partially offset by lower short-term incentive compensation expense .

Large-Scale Optical (LSO)
Comparison of Third Quarter Fiscal 2024 to Third Quarter Fiscal 2023
•LSO net sales were $26.0 million, compared to $26.7 million, primarily reflecting lower volume from slower retail demand, partially offset by a more favorable mix and pricing.

•Operating income was $7.1 million, with operating margin improving to 27.3% of net sales, compared to 26.7% due to favorable mix and pricing.

Comparison of First Nine Months of Fiscal 2024 to First Nine Months of Fiscal 2023
•LSO net sales were $72.1 million, compared to $77.0 million, primarily reflecting lower volume due to customer destocking and slower demand in the retail markets, partially offset by a more favorable mix and pricing.

•Operating income was $17.3 million, or 24.0% of net sales, compared to $19.6 million, or 25.5% of net sales, primarily driven by the impact of lower volume, partially offset by more favorable mix and pricing.

Corporate and other
Comparison of Third Quarter Fiscal 2024 to Third Quarter Fiscal 2023
•Corporate and other expense was $6.9 million, compared to $7.9 million, primarily reflecting lower insurance-related costs.

Comparison of First Nine Months of Fiscal 2024 to First Nine Months of Fiscal 2023
•Corporate and other expense was $20.6 million, compared to $19.4 million primarily due to an increase in compensation expense and higher consulting costs, partially offset by lower insurance-related costs.

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

Architectural Framing Systems
As of November 25, 2023, segment backlog was approximately $183.9 million, compared to approximately $197.5 million at the end of the prior quarter, and to approximately $246.2 million at the end of the third quarter of fiscal 2023. The reduction in backlog compared to both periods was primarily driven by a decline in our longer-cycle business, reflecting delays in award activity, and a continued strategic shift in this business toward projects that allow for more attractive margins.

Architectural Services
As of November 25, 2023, segment backlog was approximately $776.5 million, compared to approximately $674.4 million at the end of the prior quarter, and to approximately $740.9 million at the end of the third quarter of fiscal 2023. The increase in backlog compared to the prior quarter was primarily driven by several large project awards in the current quarter.

Net earnings, diluted EPS, adjusted net earnings (non-GAAP), and adjusted diluted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our net earnings and diluted EPS, the tables that follow report the comparative impact of certain items on net earnings and diluted EPS for the periods presented below. Adjusted net earnings and adjusted diluted EPS are considered non-GAAP financial measures as contemplated by SEC Regulation G. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended			Nine Months Ended
(In thousands)	November 25, 2023	November 26, 2022	% change	November 25, 2023	November 26, 2022	% change
Net earnings	$26,974	$23,765	13.5%	$83,877	$83,885	—%
NMTC settlement gain(1)	—	—		(4,687)	—
Worthless stock deduction and related discrete tax benefits(2)	—	—		—	(13,702)
Income tax impact on above adjustments	—	—		1,148	—
Adjusted net earnings	$26,974	$23,765	13.5%	$80,338	$70,183	14.5%

	Three Months Ended			Nine Months Ended
	November 25, 2023	November 26, 2022	% change	November 25, 2023	November 26, 2022	% change
Diluted EPS	$1.23	$1.07	15.0%	$3.80	$3.74	1.6%
NMTC settlement gain(1)	—			(0.21)	—
Worthless stock deduction and related discrete tax benefits(2)	—	—		—	(0.61)
Income tax impact on above adjustments	—	—		0.05	—
Adjusted diluted EPS	$1.23	$1.07	15.0%	$3.64	$3.13	16.3%

Weighted average diluted shares outstanding	22,013	22,278		22,093	22,456

(1)	Realization of a New Market Tax Credit (NMTC) benefit during the second quarter of fiscal 2024, which was recorded in other (income) expense, net.
(2)	Worthless stock deduction and related discrete income tax benefits from the impairment of the Sotawall business in fiscal 2023, which were recorded in income tax expense (benefit).
Comparison of Third Quarter Fiscal 2024 to Third Quarter Fiscal 2023
•Net earnings were $27.0 million, compared to $23.8 million, driven by higher operating income, lower interest expense and a lower effective tax rate.
•Diluted EPS was $1.23, compared to $1.07, due to higher net earnings and lower weighted average diluted shares outstanding.
•Adjusted net earnings increased 13.5% to $27.0 million, compared to $23.8 million. Adjusted diluted EPS increased 15.0% to $1.23, compared to $1.07.

Comparison of First Nine Months of Fiscal 2024 to First Nine Months of Fiscal 2023
•Net earnings were essentially flat at $83.9 million for both periods driven by higher earnings before taxes, offset by a higher effective tax rate.
•Diluted EPS was $3.80, compared to $3.74, due to lower weighted average diluted shares outstanding.

•Adjusted net earnings increased 14.5% to $80.3 million, compared to $70.2 million. Adjusted diluted EPS increased 16.3% to $3.64, compared to $3.13.

Liquidity and Capital Resources
We rely on cash provided by operations for our material cash requirements, including working capital needs, capital expenditures, satisfaction of contractual commitments (including principal and interest payments on our outstanding indebtedness) and shareholder return through dividend payments and share repurchases.

Operating Activities. Net cash provided by operating activities was $129.3 million for the first nine months of fiscal 2024, compared to $51.1 million of net cash used by operating activities in the prior year period, primarily driven by favorable working capital changes compared to the prior year.

Investing Activities. Net cash used by investing activities was $26.3 million for the first nine months of fiscal 2024, compared to $12.0 million in the prior year, driven primarily by increased capital expenditures primarily to fund strategic investments.

Financing Activities. Net cash used by financing activities was $100.4 million for the first nine months of fiscal 2024, compared to net cash used by financing activities of $51.6 million in the prior year period. The increase in cash used for financing activities was primarily driven by higher net debt payments in the current year period.

We paid dividends totaling $15.7 million ($0.72 per share) in the first nine months of fiscal 2024, compared to $14.4 million ($0.66 per share) in the comparable prior year period. During the first nine months of fiscal 2024, we repurchased 279,916 shares under our authorized share repurchase program, for a total cost of $11.8 million. In the first nine months of fiscal 2023, we repurchased 1,571,139 shares under the share repurchase program, for a total cost of $74.3 million. The repurchase program does not have an expiration date. Since the inception of the share repurchase program in 2004, we have purchased a total of 11,276,517 shares, at a total cost of $393.5 million. As of November 25, 2023, we had remaining authority to repurchase 2,973,483 shares under this program. We may also elect to repurchase additional shares of common stock under our authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing.

Additional Liquidity Considerations. We periodically evaluate our liquidity requirements, cash needs and availability of debt resources relative to acquisition plans, significant capital plans, and other working capital needs.

As of the end of the third quarter of fiscal 2024, we had a committed revolving credit facility in the U.S. with maximum borrowings of up to $385 million, with a maturity date of August 5, 2027, and two Canadian committed, revolving credit facilities totaling $25 million (USD). At November 25, 2023, we had outstanding borrowings under our committed, revolving credit facility of $85.0 million, and $3.7 million outstanding under the Canadian committed, revolving credit facilities. We are required to make periodic interest payments on our outstanding indebtedness, and future interest payments will be determined based on the amount of outstanding borrowings and prevailing interest rates during that time.

Our revolving credit facilities contain two maintenance financial covenants that require us to stay below a maximum debt-to-EBITDA ratio of 3.25 and maintain a minimum ratio of EBITDA-to-interest expense of 3.00. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At November 25, 2023, we were in compliance with both financial covenants (which are identical in all three of our revolving credit facilities).

The revolving credit facilities also contain an acquisition holiday. In the event we make an acquisition for which the purchase price is greater than $75 million, we can elect to increase the maximum debt-to-EBITDA ratio to 3.75 for a period of four consecutive fiscal quarters, commencing with the fiscal quarter in which a qualifying acquisition occurs. No more than two acquisition "holidays" can occur during the term of the facility, and at least two fiscal quarters must separate qualifying acquisitions.

Borrowings under the credit facilities bear floating interest at either the Base Rate or Term SOFR, plus a margin based on the Leverage Ratio (as defined in the Credit Agreements). For Base Rate borrowings, the margin ranges from 0.125% to 0.75%. For Term SOFR borrowings, the margin ranges from 1.125% to 1.75% and an incremental Term SOFR adjustment of 0.10%.

The U.S. facility also contains an "accordion" provision. Under this provision, we can request that the facility be increased by as much $200.0 million. Any Lender may elect or decline to participate in the requested increase at the Lender’s sole discretion.

Additionally, at November 25, 2023, we had a total of $15.0 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal year 2025 and reduce borrowing capacity under the U.S. revolving credit facility. As of November 25, 2023, the amount available for revolving borrowings under the U.S credit facility was $285.0 million.
We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Future payments for such leases, excluding leases with initial terms of one year or less, were $42.7 million at November 25, 2023, with $3.5 million payable during the remainder of fiscal 2024.

As of November 25, 2023, we had $45.0 million of open purchase obligations, of which payments totaling $12.2 million are expected to become due during the remainder of fiscal 2024. These purchase obligations primarily relate to raw material commitments and capital expenditures and are not expected to impact future liquidity, as amounts should be recovered through customer billings.

We expect to make contributions of $0.7 million to our defined-benefit pension plans in fiscal 2024, which will equal or exceed our minimum funding requirements.

As of November 25, 2023, we had reserves of $5.3 million for unrecognized tax benefits. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At November 25, 2023, $1.3 billion of these types of bonds were outstanding, of which $398.4 million is in our backlog. These bonds do not have stated expiration dates. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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
b)Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 25, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
August 27, 2023 to September 23, 2023	122	$48.40	—	973,483
September 24, 2023 to October 21, 2023	1,500	47.08	—	2,973,483
October 22, 2023 to November 25, 2023	—	—	—	2,973,483
Total	1,622	$47.74	—	2,973,483
(a)The shares in this column represent the total number of shares that were surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation. We did not purchase any shares pursuant to our publicly announce repurchase program during the fiscal quarter.
(b)In fiscal 2004, announced on April 10, 2003, the Board of Directors authorized the repurchase of 1,500,000 shares of Company stock. The Board increased the authorization by 750,000 shares, announced on January 24, 2008; by 1,000,000 shares on each of the announcement dates of October 8, 2008, January 13, 2016, January 9, 2018, January 14, 2020, October 7, 2021, and June 22, 2022; and by 2,000,000 shares, on each of the announcement dates of October 3, 2018, January 14, 2022 and October 6, 2023. The repurchase program does not have an expiration date.

Item 5.    Other Information

Insider Adoption or Termination of Trading Arrangements
During the three months ending November 25, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(c) of Regulation S-K.

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
101#
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 25, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of November 25, 2023 and February 25, 2023, (ii) the Consolidated Results of Operations for the three- and nine-months ended November 25, 2023 and November 26, 2022, (iii) the Consolidated Statements of Comprehensive Earnings for the three- and nine-months ended November 25, 2023 and November 26, 2022, (iv) the Consolidated Statements of Cash Flows for the nine-months ended November 25, 2023 and November 26, 2022, (v) the Consolidated Statements of Shareholders' Equity for the three- and nine-months ended November 25, 2023 and November 26, 2022, and (vi) Notes to Consolidated Financial Statements.

104#	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
Exhibits marked with a (#) sign are filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 3, 2024	By: /s/ Ty R. Silberhorn
Ty R. Silberhorn President and Chief Executive Officer (Principal Executive Officer)

Date: January 3, 2024	By: /s/ Matthew J. Osberg
Matthew J. Osberg Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)