Form 10-K/A
period 2024-03-02
APOGEE ENTERPRISES, INC.
filed 2024-05-06
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-K/A
(Amendment No. 1)
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
As of April 22, 2024, 22,130,207 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K (this Amendment) amends the Annual Report on Form 10-K of Apogee Enterprises, Inc. (Apogee, we, us, our or the Company) for the fiscal year ended March 2, 2024, originally filed with the Securities and Exchange Commission (the SEC) on April 26, 2024 (the Original Form 10-K).

This Amendment is being filed solely to amend the cover page to correct the number of shares of the Company’s common stock that were outstanding, and that, due to inadvertent administrative error, was incorrectly disclosed in the Original Form 10-K. As of April 22, 2024, the actual number of common stock outstanding was 22,130,207 against the disclosed number of 22,128,308.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Additionally, because this Amendment does not include financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Form 10-K, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date of the Original Form 10-K or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)List of documents filed as a part of this report:

1.Financial Statements – No financial statements are included with this Amendment. The financial statements were included as part of the Original Form 10-K.

2.Financial Statement Schedules – No financial statement schedules are included with this Amendment. The financial statement schedules were included as part of the Original Form 10-K.

3.Exhibits - Exhibits marked with a pound sign (#) are filed herewith.

31.1#	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2#	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2024.

APOGEE ENTERPRISES, INC.

/s/ Matthew J. Osberg
Matthew J. Osberg
Executive Vice President and Chief Financial Officer